Form 10-Q
period 1994-03-31
CAROLINA POWER & LIGHT CO
filed 1994-05-16
CIK 17797

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                FORM 10-Q

(Mark One)

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994


                                   OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _____

                     Commission file number 1-3382

                     CAROLINA POWER & LIGHT COMPANY
                     ______________________________
            (Exact name of registrant as specified in its charter)

          North Carolina                  56-0165465
_________________________________________________________________
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)

   411 Fayetteville Street, Raleigh, North Carolina 27601-1748
_________________________________________________________________
              (Address of principal executive offices)
                             (Zip Code)

                            919-546-6111
                  _________________________________
           (Registrant's telephone number, including area code)

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.        Yes  X .  No    .

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (Without Par Value) shares outstanding at April 30,
1994:    160,736,522


                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
______________________________

     Reference is made to the attached Appendix containing the Interim Financial Statements for the periods ended March 31, 1994. The amounts are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
___________________________________________________________


                        Results of Operations
        For the Three and Twelve Months Ended March 31, 1994,
    As Compared With the Corresponding Periods One Year Earlier
  ______________________________________________________________

     Operating Revenues and Expense: Revenues increased for the three and twelve months ended March 31, 1994, reflecting higher energy sales due primarily to increased usage. For the three month period, energy sales did not increase proportionately with revenues due to higher demand-related charges.

     A portion of the decrease in the deferred fuel credit for the twelve months ended March 31, 1994, reflects settlement agreements reached with the Company's regulators in the North Carolina and South Carolina jurisdictions in July and September 1993, respectively. As part of these settlements, the Company agreed to forgo recovery of a total of $41.1 million of deferred fuel expense related to the Brunswick Plant outage. Excluding the effect of these settlements, the remaining $47 million decrease in the deferred fuel credit was primarily due to lower fuel costs associated with an increase in the use of nuclear generation.

     Purchased power increased for the three and twelve months ended March 31, 1994, due to increased purchases from Duke Power Company (Duke) and North Carolina Eastern Municipal Power Agency (Power Agency). The increased purchases from Duke of $16.5 million and $39.7 million for the three and twelve months, respectively, are due primarily to an agreement under which the Company began purchasing 400 megawatts of generating capacity in July 1993. The increased purchases from Power Agency of $11.6 million and $27.3 million for the three and twelve months, respectively, are due primarily to the increased buyback provisions of the Company's April 1993 agreement with Power Agency.

     Other operating expenses increased for the twelve months ended March 31, 1994, as a result of the recognition of increased expense for postretirement benefits other than pensions due to new accounting requirements effective in 1993 and as a result of adjustments made in 1992 that decreased expense in the prior period.

     Maintenance expense decreased in the three and twelve months ended March 31, 1994, due to a decrease in costs associated with the Brunswick Plant of approximately $19 million and $44 million, respectively. In the prior periods, significant costs were incurred at the Brunswick Plant as a result of the Plant's extended outage. The remaining fluctuation for the current twelve month period is attributable to a decrease in expense due to the capitalization of costs associated with plant modifications as compared to the prior period.

     The change in Harris Plant deferred costs for the twelve months ended March 31, 1994, is primarily due to an adjustment made in the prior period in order to better match these costs with the associated revenue recovery. This adjustment decreased prior period operating expenses by $13.4 million, net of tax.
Adjustments related to a 1993 settlement between the Company and North Carolina Electric Membership Corporation (NCEMC) primarily account for the remaining increase for the twelve month period.

     Other Income:  The increase in the income tax credit for the three months ended March 31, 1994, is partially attributable to the adoption of a new accounting standard applicable to the Company's leveraged employee stock ownership plan (ESOP).  See
New Accounting Standard.
_______________________

     The increase in Harris Plant carrying costs for the twelve months ended March 31, 1994, is primarily related to the 1993 settlement between the Company and NCEMC.

     The Harris Plant disallowance - Power Agency line item reflects a write-off recorded as a result of the 1993 settlement with Power Agency. The write-off represents a portion of the Company's Harris Plant costs that will not be recoverable through sales of supplemental power to Power Agency.

     The decrease in interest income and other income for the three month period ended March 31, 1994, is primarily due to the new ESOP accounting standard. See New Accounting Standard.
                                   _______________________

     Interest Charges: Interest charges on long-term debt decreased for the three and twelve months ended March 31, 1994, primarily due to long-term debt refinancings that allowed the Company to take advantage of lower interest rates.


            Material Changes in Capital Resources and Liquidity
                 From December 31, 1993, to March 31, 1994
                 and From March 31 1993, to March 31, 1994
 ______________________________________________________________

     During the three and twelve months ended March 31, 1994, the Company issued long-term debt totaling $150 million and $487.3 million, respectively. These issuances of debt, debt issued in March 1993 and internally generated funds financed the retirement or redemption of long-term debt totaling $94.8 million and $786.9 million, respectively.

     The Company uses short-term financing in the form of commercial paper backed by revolving credit agreements to provide flexibility in the timing and amounts of long-term financing. At March 31, 1994, these revolving credit agreements amounted to $208.1 million. A portion of the facilities totaling $23.1 million expired on April 30, 1994. The Company intends to renew or replace these facilities in the second quarter of 1994. At March 31, 1994, the Company had $6.7 million in commercial paper outstanding.

     The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" by Standard & Poors and "A+" by Duff & Phelps. Standard & Poors and Moody's Investors Service have rated the Company's commercial paper "A-1" and "P-1", respectively.

     The Company's capital structure at March 31, 1994, was 50.06% common stock equity, 47.24% long-term debt and 2.7% preferred stock.


                    New Accounting Standard
                    _______________________

     In January 1994, the Company implemented Statement of Position
(SOP) 93-6, "Employers' Accounting for Stock Ownership Plans," on a prospective basis. This SOP requires the following changes in accounting for the Company's leveraged employee stock ownership plan: 1) ESOP shares that have not been committed to be released are no longer considered outstanding for the determination of earnings per common share; 2) dividends on unallocated ESOP shares are no longer recognized for financial statement purposes; 3) all tax benefits of ESOP dividends are now recorded directly to non-operating income tax expense, whereas previously a portion of the tax benefits was recorded directly to retained earnings; 4) interest income related to the qualified ESOP loan is no longer recognized; and 5) the difference between the acquisition and allocation prices of ESOP shares, which was previously recorded as other income, net, is now recorded directly to common stock. In addition, ESOP loan transactions between the Company and the Stock Purchase-Savings Plan Trustee are no longer reflected in the Statements of Cash Flows. The implementation of SOP 93-6 resulted in an increase in earnings per common share of approximately $.01 for the three months ended March 31, 1994.


                            Competition
                            ___________

     In February 1994, the Company entered into a contract with
E. I. duPont de Nemours (duPont), its largest industrial customer, that will enable the Company to retain the electrical load it now serves at duPont's three plants in the Company's North Carolina service area. The parties also signed an agreement regarding the two duPont plants the Company serves in South Carolina. The agreements provide for the payment by duPont of a lower co-generation deferral rate for electricity in exchange for a seven-year commitment by duPont to purchase its electricity requirements from the Company. The annual reduction in revenues is not material to the results of operations of the Company.


                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         Legal aspects of certain matters are set forth in Item 5 below.


Item 2.  Changes in Securities               )
                                             )
                                             )
Item 3.  Defaults upon Senior Securities     )    Not applicable
                                             )    for the quarter
                                             )    ended March 31,
                                             )    1994.
                                             )
                                             )
Item 4.  Submission of Matters to a Vote     )
         of Security Holders                 )


Item 5.  Other Information


     1. (Reference is made to the Company's 1993 10-K, Generating Capability, paragraph 4, page 5.) With regard to the Walters Hydroelectric Plant relicensing proceeding (Project Nos. 432-004 and 2748-000), on March 21, 1994
          the Administrative Law Judge certified the settlement agreement regarding various environmental issues to the Federal Energy Regulatory Commission (FERC) for its decision. Additionally, by order dated April 19, 1994, the FERC approved the Power Coordination Agreement (PCA) and the Interchange Agreement (IA) entered into by the Company and North Carolina Electric Membership Corporation (NCEMC), and filed with the FERC on September 17, 1993, provided the parties agreed to certain modifications. The FERC also stated that unless the parties agreed to the modifications by May 4, 1994, the FERC would reject the PCA, the IA, and the settlement agreement that resolves the Walters relicensing proceeding, and certain issues related to NCEMC's objections to the Company's purchase power contract with Duke Power Company (Duke) and NCEMC's interest in transferring base load capacity from its ownership in Duke's Catawba Nuclear Station (Docket Nos.
          ER 89-106-000, EL 91-55-000 and ER 92-199-000).  By
          letter dated May 4, 1994, the parties notified the FERC that they had reached an agreement, subject to approval by NCEMC's Board of Directors, which allows them to accept the FERC's modifications, and still implement the intent of the PCA. On May 11, 1994, the parties notified the FERC that they had obtained the approval of NCEMC's Board of Directors, and filed with the FERC the First Amendment to the PCA which implements the changes necessary to accept the FERC's modifications.

     2.   (Reference is made to the Company's 1993 Form
          10-K, Competition and Franchises, paragraph 1.b., page 7.) In February 1994, the Company entered into a contract with E. I. duPont de Nemours (duPont), its largest industrial customer, that will enable the Company to retain the electrical load it now serves at duPont's three plants in the Company's North Carolina service a area. The parties also signed an agreement regarding the two duPont plants the Company serves in South Carolina. The agreements provide for the payment by duPont of a lower co-generation deferral rate for electricity in exchange for a seven-year commitment by duPont to purchase its electricity requirements from the Company. The annual reduction in revenues is not material to the results of operations of the Company. The agreements were approved by the South Carolina Public Service Commission on April 14, 1994 and by the North Carolina Utilities Commission (NCUC) on April 26, 1994. In a related matter, the North Carolina Public Staff, which represents the using and consuming public in matters before the NCUC, filed a petition with the NCUC requesting that interim guidelines be established for consideration of any future special rate requests and that a generic proceeding be instituted to address the issues raised by such rate reductions. The Company cannot predict the outcome of these matters.

     3.   (Reference is made to the Company's 1993 Form 10-K,
Financing Program, paragraph 3, page 9.)  External financings in
1994 consist of the following:

           - The issuance on January 19, 1994, of $150 million principal amount of First Mortgage Bonds, 5 7/8% Series due January 15, 2004, for net proceeds of approximately $148 million. The proceeds from the issuance were used to reduce the outstanding balance of commercial paper and other short-term debt, to redeem outstanding long-term debt and for other general corporate purposes.

          - The issuance on May 12, 1994, of $72.6 million principal amount of First Mortgage Bonds, Pollution Control Series L, Wake County Pollution Control Revenue Refunding Bonds (Carolina Power & Light Company Project) Series 1994A due May 1, 2024 and
              $50 million principal amount of First Mortgage
              Bonds, Pollution Control Series M, Wake County Pollution Control Revenue Refunding Bonds (Carolina Power & Light Company Project) Series 1994B due May 1, 2024, for a total net proceeds of $122.6 million. The proceeds will be used for the proposed redemption on June 15, 1994 of $122.6 million First Mortgage Bonds, Pollution Control Series G, Wake County Pollution Control Revenue Bonds Series 1984A due June 15, 2014, at 100% of the principal amount of such bonds plus accrued interest to the date of redemption.

         4.  (Reference is made to the Company's 1993 Form 10-K,
             Financing Program, paragraph 4, page 10.) Redemptions and retirements in 1994 consist of the following:

             - The redemption on March 24, 1994, of $17.5 million principal amount of First Mortgage Bonds, 8 1/2%
                Series due October 1, 2007, at 100.25% of the principal amount of such bonds plus accrued interest to the date of redemption.

             - The redemption on March 24, 1994, of $77.4 million principal amount of First Mortgage Bonds, 8 1/8%
                Series, due November 1, 2003, at 100.61% of the principal amount of such bonds plus accrued interest to the date of redemption.

             - The retirement on April 15, 1994, of $50 million principal amount of First Mortgage Bonds, 5.85%
                Secured Medium-Term Notes, Series B, which matured on that date.

         5. (Reference is made to the Company's 1993 Form 10-K, Retail Rate Matters, page 13.) The NCUC has opened two additional dockets. The first docket will address the proper interpretation of North Carolina General Statute Section 62-140(c) which involves the offer or payment of consideration by a public utility to secure the installation or adoption of the use of the utility's services. The second docket will further explore the issue of what factors the NCUC should consider when evaluating the reasonableness of proposed Demand Side Management programs. The Company cannot predict the outcome of these matters.

         6. (Reference is made to the Company's 1993 Form 10-K, Environmental Matters, paragraph 3.c., page 17). With regard to the Elliot's Auto Parts superfund site located in Benton, Arkansas, the Elliot's Auto Parts Potentially Responsible Party (PRP) Committee has completed remedial activities at the site and will soon submit a final report to the Environmental Protection Agency (EPA). Once the Elliot's Auto Parts PRP Committee receives final approval from the EPA for its final report, the Company has agreed to (i) pay $90,000 to the Elliot's Auto Parts PRP Committee towards the $2.7 million previously expended to remediate the site;
                 (ii) pay 3.4% toward any future expense incurred in connection with the site; and (iii) execute an Administrative Order on Consent with the EPA. Although the Company cannot predict the outcome of this matter, it does not anticipate that costs associated with this site will be material to the results of operations of the Company.

         7. (Reference is made to the Company's 1993 Form 10-K, Environmental Matters, paragraph 3.f, page 18.) With regard to the Macon-Dockery superfund site located near Cordova, North Carolina, on April 13, 1994, Crown Cork & Seal Company, Inc. and Clark Equipment Co. filed a motion to add the Company as a defendant in an ongoing lawsuit that was filed in the United States District Court for the Middle District of North Carolina in Greensboro, North Carolina (Civil Action No. 3:92CV00744) on December 4, 1992. The lawsuit seeks to recover costs incurred in undertaking the Remedial Investigation Feasibility Study and the Remedial Design for the site. No ruling has been made on this motion. The Company cannot predict the outcome of this matter.

         8.      (Reference is made to the Company's 1993 Form
                 10-K, Nuclear Matters, paragraph 8.e., page 24.)
                 The Company recently received a letter from the
                 Nuclear Regulatory Commission (NRC) regarding an
                 apparent violation of NRC requirements related to
						           inattention to licensed duties which was identified
                 at the Company's H. B. Robinson Plant.  An
                 enforcement conference between the Company and the
                 NRC to discuss this apparent violation has been
                 scheduled for May 16, 1994.  The Company cannot
                 predict the outcome of  this matter.

         9. (Reference is made to the Company's 1993 Form 10-K, Other Matters, page 27.) On April 20,
                 1994, the Company filed a Complaint with the FERC (Docket No. EL-94-62-000 and QF85-102-005) and in
                 the United States District Court for the Eastern District of North Carolina in Raleigh, North Carolina (Civil Action No. 5:94-CV-285-DI) claiming that the rate the Company pays for power it purchases from Stone Container Corporation (Stone Container) is invalid. The Company entered into a twenty-year purchase power agreement with Stone Container in 1984, and in 1987 began receiving power from a cogeneration facility operated by Stone Container in Florence, South Carolina. It is the Company's position that when Stone Container elected to sell the facility's gross output under a "buy all/sell all" option in 1991, the facility lost its status as a "qualified facility" under the Public Utility Regulatory Policies Act and became a public utility. As a result, the contract rate the Company pays for power purchased from the facility is no longer valid and a just and reasonable rate should be established by the FERC under the Federal Power Act. The Company will continue to purchase electricity from Stone Container at the current contract rate pending the outcome of this litigation. The Company cannot predict the outcome of this matter.

         10.     (Reference is made to the Company's 1993 Form
                 10-K, Other Matters, page 27.)  On April 28,
                 1994, the Company filed a Complaint against the U.S. Government in the United States District
                 Court for the Eastern District of North Carolina in Raleigh, North Carolina (Civil Action No.
                 5:94-CV-313-BR3) seeking a refund of approximately
	                $188 million representing tax and interest related to
                 depreciation deductions the Internal Revenue
                 Service (IRS) previously disallowed for the years
                 1986 and 1987 on the Company's Harris Plant, a nuclear facility located in Wake County, North
                 Carolina. The Company maintains that under applicable laws and regulations the Harris
                 Plant was ready and available for operation in 1
                 1986. The IRS has previously denied some of the depreciation deductions on the Company's tax returns for the years in question on the ground that in its view the plant was not placed in service until 1987. The Company cannot predict the outcome of this matter.


Item 6.  Exhibits and Reports on Form 8-K
__________________________________________

         (a)      Exhibits

                  None.

         (b) Reports on Form 8-K filed during or with respect to the quarter:



    Date of Report
(Earliest Event Reported)  Date of Signature    Items Reported
________________________________________________________________


January 19, 1994           January 19, 1994     Item 7. Financial
                                                Statements, Pro
                                                Forma Financial
                                                Information and
                                                Exhibits





                                  SIGNATURES


          Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CAROLINA POWER & LIGHT COMPANY

                                            (Registrant)


                         By:  Charles D. Barham, Jr.
                              Executive Vice President


                         By:  Paul S. Bradshaw
                              Vice President and Controller
                              (and Principal Accounting Officer)


Date:    May 16, 1994