Form 10-Q
period 1994-06-30
CAROLINA POWER & LIGHT CO
filed 1994-08-11
CIK 17797

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                             FORM 10-Q
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1994

                                   OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to________

                  Commission file number 1-3382

                  CAROLINA POWER & LIGHT COMPANY
_________________________________________________________________
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

                            919-546-6111
_________________________________________________________________
     (Registrant's telephone number, including area code)
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_.  No ___.

            APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (Without Par Value) shares outstanding at
                July 31,1994: 160,675,322
                PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements
_______        ____________________

     Reference is made to the attached Appendix containing the Interim Financial Statements for the periods ended June 30, 1994. The amounts are unaudited but, in the opinion of management, reflect all transactions necessary to fairly present the Company's financial position and results of operations for the interim periods.

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
_______        _________________________________________________

                        Results of Operations
       For the Three, Six and Twelve Months Ended June 30, 1994,
      As Compared With the Corresponding Periods One Year Earlier
      ___________________________________________________________


     Operating Revenues and Expense: Revenues increased for all periods reflecting higher energy sales due to slight increases in usage and number of customers.

     A portion of the decrease in the deferred fuel credit for the twelve months ended June 30, 1994, reflects settlement agreements reached with the Company's regulators in the North Carolina and South Carolina jurisdictions in July and September 1993, respectively. As part of these settlements, the Company agreed to forgo recovery of a total of $41.1 million of deferred fuel expense related to the Brunswick Plant outage. Excluding the effect of these settlements, the remaining $26.1 million decrease in the deferred fuel credit was primarily due to lower fuel costs associated with an increase in nuclear generation and due to the recovery of prior fuel costs as allowed in the Company's most recent annual fuel adjustment proceeding.

     Purchased power increased for the three months ended June 30, 1994, primarily due to increased purchases from Duke Power Company
(Duke). Purchased power increased for the six and twelve months ended June 30, 1994, primarily due to increased purchases from Duke and North Carolina Eastern Municipal Power Agency (Power Agency). The increased purchases from Duke of $16.6 million, $33.0 million and $56.9 million for the three, six and twelve months ended June 30, 1994, respectively, are primarily due to an agreement under which the Company began purchasing 400 megawatts of generating capacity in July 1993. The increased purchases from Power Agency of $9.0 million and $18.3 million for the six and twelve months ended June 30, 1994, respectively, are primarily due to the increased buyback provisions of the Company's April 1993 agreement with Power Agency.

     Other operation expense increased $4.8 million and
$7.4 million for the three and six months ended June 30, 1994, respectively, due to outage-related work at the Harris Plant in the current year. The balance of the increase in each period is made up of a number of items, none of which are individually
significant.   Other operation expense increased for the twelve
months ended June 30, 1994, primarily due to adjustments made in 1992 that decreased expenses for the twelve months ended June 30, 1993. In addition, other operation expense increased for the twelve months ended June 30, 1994, due to outage-related work at the Harris Plant and the recognition of greater employee benefits expense due to new accounting requirements effective in 1993.

     Maintenance expense decreased in the six and twelve months ended June 30, 1994, primarily due to a decrease in costs associated with the Brunswick Plant. In the prior periods, significant costs were incurred at the Brunswick Plant as a result of the Plant's extended outage.

     The decrease in income tax expense for all periods includes a reduction in expense as the result of certain Internal
Revenue Service (IRS) audit issues.

     The increase in Harris Plant deferred costs for the twelve months ended June 30, 1994, includes adjustments related to a September 1993 settlement between the Company and North Carolina
Electric Membership Corporation  (NCEMC).

     Other Income: The increase in Harris Plant carrying costs for the twelve months ended June 30, 1994, is primarily related to the 1993 settlement between the Company and NCEMC.

     The Harris Plant disallowance - Power Agency line item reflects a write-off recorded as a result of the 1993 settlement with Power Agency. The write-off represents a portion of the Company's Harris Plant costs that will not be recoverable through sales of supplemental power to Power Agency.

     Interest income increased for all periods as a result of the Company recording interest income in June 1994 related to certain IRS audit issues. In addition, for the twelve months ended June 30, 1994, interest income increased due to the Company's settlement agreement with Westinghouse Electric Corporation. As of January 1994, the Company is no longer recording interest income related to the qualified employee stock ownership plan (ESOP) loan (see New Accounting Standard). This reduction in interest income partially offsets the increases discussed above for the three and twelve months ended June 30, 1994, and more than offsets the increase for the six months ended June 30, 1994.

     Interest Charges: Interest charges on long-term debt decreased for all periods primarily due to long-term debt refinancings that allowed the Company to take advantage of lower interest rates.


        Material Changes in Capital Resources and Liquidity
         From December 31, 1993, to June 30, 1994 and From
                 June 30, 1993, to June 30, 1994
        ___________________________________________________

     During the six and twelve months ended June 30, 1994, the Company issued long-term debt totaling $272.6 million and $609.9 million, respectively. These issuances of debt together with internally generated funds financed the retirement or redemption of long-term debt totaling $267.7 million and $762.7 million respectively.

     The Company uses short-term financing in the form of commercial paper backed by revolving credit agreements to provide flexibility in the timing and amounts of long-term financing. At June 30, 1994, these revolving credit agreements amounted to $185 million. Recently, the Company obtained additional credit facilities of $22.9 million which became effective in July 1994. These credit facilities replaced certain credit facilities that expired in April 1994. At June 30, 1994, the Company had $72.6 million in commercial paper outstanding.

     The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" by Standard & Poors and "A+" by Duff & Phelps. Standard & Poors and Moody's Investors Service have rated the Company's commercial paper "A-1" and "P-1", respectively.

     The Company's capital structure at June 30, 1994, was 49.9% common stock equity, 47.4% long-term debt and 2.7% preferred stock.

     In July 1994, the Board of Directors of the Company (Board) authorized the Executive Committee of the Board to repurchase up to 10 million shares of the Company's common stock on the open market. The Board indicated that at current stock price levels it was in the best interests of the Company's stockholders for management to have the flexibility to repurchase shares. The Board's action provides flexibility for management to undertake such a program at its discretion, but does not establish a target stock price or timetable for repurchases. On July 21, 1994, the Company began repurchasing shares of its common stock on the open market in accordance with the stock repurchase program.


                     New Accounting Standard
                     _______________________

     In January 1994, the Company implemented Statement of Position
(SOP) 93-6, "Employers' Accounting for Stock Ownership Plans," on a prospective basis. This SOP requires the following changes in accounting for the Company's leveraged employee stock ownership plan: 1) ESOP shares that have not been committed to be released to participants' accounts are no longer considered outstanding for the determination of earnings per common share; 2) dividends on unallocated ESOP shares are no longer recognized for financial statement purposes; 3) all tax benefits of ESOP dividends are now recorded directly to non-operating income tax expense, whereas previously a portion of the tax benefits was recorded directly to retained earnings; 4) interest income related to the qualified ESOP loan is no longer recognized; and 5) the difference between the acquisition and allocation prices of ESOP shares, which was previously recorded as other income, net, is now recorded directly to common stock. In addition, ESOP loan transactions between the Company and the Stock Purchase-Savings Plan Trustee are no longer reflected in the Statements of Cash Flows. The implementation of SOP 93-6 resulted in an increase in earnings per common share of approximately $.01 for the six months ended June 30, 1994.

                      Legal Matters
                      _____________

     With regard to the April 1993 agreement entered into by the Company and Power Agency to restructure portions of their contracts covering power supplies and jointly-owned interests in several of the Company's generating units, on July 29, 1994, the Federal Energy Regulatory Commission (FERC) accepted the provisions of the agreement that are subject to the FERC's jurisdiction.

     On August 1, 1994, NCEMC filed a complaint with the FERC, alleging that the wholesale rates the Company charges NCEMC are excessive, and seeking a rate reduction of approximately $38.6 million per year. Although the Company cannot predict the outcome of this matter, it believes NCEMC's allegations are without merit.

     With regard to the remaining disputed issues relating to Power Agency's use of capacity and energy from the South Carolina Public Service Authority (Santee Cooper) and Power Agency's use of a combustion turbine electric generating project, the Company and Power Agency negotiated final Power Coordination Agreements relating to the Santee Cooper and turbine generator transactions, and filed them with the FERC on April 29, 1994. The parties are awaiting FERC action on these filings. The Company cannot predict the outcome of these matters.

     With regard to the North Carolina retail jurisdiction, the Company's 1994 North Carolina fuel case hearing was held on August
2, 1994. The parties to the fuel proceeding agreed to stipulations that resolved all issues between them in the proceeding. Pursuant to the stipulations, the parties agreed that a net fuel factor of 1.309 cents/kWh will be in effect for the Company for the period September 15, 1994 through September 14, 1995. As part of the stipulations, the Company agreed to forego recovering $5.8 million of the underrecovered fuel expense for the test year ended
March 31, 1994. Of this amount, $3.5 million is associated with certain outage time experienced by the Company's Robinson Nuclear
Plant, and the remaining $2.3 million relates to the recovery of certain cogeneration fuel costs. The Company cannot predict whether the stipulations will be approved by the North Carolina Utilities Commission.

                         Competition

     In June 1994, the FERC approved a 30-year agreement between the Company and NCEMC, which represents seventeen wholesale electric membership corporations in the Company's service area. The agreement assures that the Company will continue to be NCEMC's primary source of electricity for the next several years. According to the agreement, NCEMC can assume responsibility for a portion of its load, subject to advance notice and agreed-upon limits, beginning in January 1996. Recently, NCEMC gave notice that it will award a power-supply contract to another supplier beginning on January 1, 1996. If approved by the FERC, the contract with the other supplier will displace 200 megawatts of baseload capacity that NCEMC currently purchases from the Company. On and after January 1, 1996, the Company will continue to supply not less than 1000 MW of electricity to NCEMC until at least December 31, 2000. Load reductions beyond the year 2000 are subject to specific limits and require five years advance notice.


                PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
______    _________________

Legal aspects of certain matters are set forth in Item 5 below.

                                             )
Item 2.   Changes in Securities              )
_______   _____________________              )
                                             )  Not applicable for
                                             )  the quarter ended
Item 3.   Defaults upon Senior Securities    )  June 30, 1994.
______    _______________________________    )
                                             )
                                             )
                                             )

Item 4.   Submission of Matters to a Vote
          of Security Holders
______    _______________________________


          (a) The Annual Meeting of the Shareholders was held on May 11, 1994.

          (b) The meeting involved the election of directors. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to the management's nominees as listed below, and all such nominees were elected.

          (c)  The total votes were as follows:
                              Votes For           Votes Withheld
                              _________           ______________

Charles D. Barham, Jr.       136,206,920           2,314,918

Edwin B. Borden              136,195,139           2,326,699

Felton J. Capel              135,900,944           2,620,894

William Cavanaugh III        136,042,073           2,479,765

George H. V. Cecil           136,045,170           2,476,668

Charles W. Coker             136,881,936           1,639,902

Richard L. Daugherty         136,688,017           1,833,821

William E. Graham, Jr.       136,891,636           1,630,202

Gordon C. Hurlbert           136,814,572           1,707,266

J. R. Bryan Jackson          136,902,685           1,619,153

Robert L. Jones              136,837,106           1,684,732

Estell C. Lee                136,896,162           1,625,676

Sherwood H. Smith, Jr.       136,819,879           1,701,959

J. Tylee Wilson              136,772,255           1,749,583


Item 5.   Other Information
_______   _________________

     1. (Reference is made to the Company's 1993 Form 10-K, Generating Capability, paragraph 4, page 5 and Competition and Franchises, paragraph 1.b., page 7. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1994, Item 5, paragraph 1.) With regard to the Walters Hydroelectric Plant relicensing proceeding (Project Nos. 432-004 and 2748-000), by letter dated June 29, 1994, the Federal Energy Regulatory Commission (FERC) advised the Company and North Carolina Electric Membership Corporation (NCEMC) that the First Amendment to the Power Coordination Agreement (PCA), filed with the FERC on
May 11, 1994, complied with the FERC's April 19,1994 order. That order conditionally approved the PCA, the Interchange Agreement, and the settlement agreements previously filed in this proceeding. The FERC's June 29, 1994 letter also stated that the revised PCA was accepted for filing. The PCA allows NCEMC to assume responsibility for up to 200 MW of its load from the Company's system between January 1, 1996 and December 31, 2000. On and after January 1, 1996, the Company expects to continue to supply not less than 1000 MW of electricity to NCEMC until at least December 31, 2000. NCEMC's board of directors has voted to award a power-supply contract for 200 MW to another supplier beginning on January 1, 1996. If approved by the FERC, the contract will displace 200 MW of baseload capacity that NCEMC currently purchases from the Company. Load reductions beyond the year 2000 are subject to specific limits and require five years advance notice. Issuance of the license for the Walters Plant by the FERC will conclude this matter.

      2. (Reference is made to the Company's 1993 Form 10-K, Competition and Franchises, paragraph 1.b., page 7. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1994, Item 5, paragraph 2.) With regard to the petition filed with the North Carolina Utilities Commission (NCUC) by the North Carolina Public Staff (Public Staff), which represents the using and consuming public in matters before the NCUC, proposing interim guidelines to apply to requests for self-generation deferral rates, by order issued May 13, 1994, the NCUC established a docket (Docket No. E-100, Sub 73) to consider the proposed self-generation deferral rates guidelines, and dispersed energy facilities and economic development rates. Initial comments were filed by the Company and other interested parties on June 13, 1994, and reply comments were filed on June 27, 1994. In response to the parties' comments, on July 1, 1994, the Public Staff filed modifications to the proposed self-generation deferral rate guidelines. By order issued July 21, 1994, the NCUC, with limited exceptions, approved and adopted the modified self-generation deferral rate guidelines proposed by the Public Staff. In this order, the NCUC also requested that additional comments regarding economic development rates be filed by October 21, 1994, and stated that the issue of dispersed energy facilities would be addressed on a case by case basis. The guidelines allow the Company to adjust rates to retain certain loads for which self-generation is feasible.

     3. (Reference is made to the Company's 1993 Form 10-K, Competition and Franchises, Paragraph 1.b., page 7.) On June 20, 1994, the Company filed with the NCUC an application for permission to change the rates it currently charges AlliedSignal Inc. (Allied) for approximately 16 MW of electricity provided to Allied's Moncure, North Carolina facility. The proposed rates provide value that is consistent with the value Allied would realize if it opted to obtain service by self-generating 11 MW of the electricity required at this facility. If the proposed rates are approved by the NCUC, the Company will continue to serve all of Allied's electrical requirements. The Company cannot predict the outcome of this matter.

     4. (Reference is made to the Company's 1993 Form 10-K, Financing Program, paragraph 4, page 10. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1994,
Item 5, paragraph 4.) On June 15, 1994, the Company redeemed $122.6 million principal amount of First Mortgage Bonds, Pollution Control Series G due June 15, 2014, at 100% of the principal amount of such bonds plus accrued interest to the date of redemption.

     5. (Reference is made to the Company's 1993 Form 10-K, Retail Rate Matters, paragraph 5, page 12.) With regard to the North Carolina retail jurisdiction, the Company's 1994 North Carolina fuel case hearing was held on August 2, 1994. The parties to the fuel proceeding agreed to stipulations that resolved all issues between them in the proceeding. Pursuant to the stipulations, the parties agreed that a net fuel factor of 1.309 cents/kWh will be in effect for the Company for the period September 15, 1994 through September 14, 1995. As part of the stipulations, the Company agreed to forego recovering
$5.8 million of the underrecovered fuel expense for the test year ended March 31, 1994. Of this amount, $3.5 million is associated with certain outage time experienced by the Company's Robinson Nuclear Plant, and the remaining $2.3 million relates to the recovery of certain cogeneration fuel costs. The Company cannot predict whether the stipulations will be approved by the NCUC.

     6. (Reference is made to the Company's 1993 Form 10-K, Retail Rate Matters, paragraph 6, page 13. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1994,
Item 5, paragraph 5.) With regard to the docket the South Carolina Public Service Commission (SCPSC) opened to consider whether the adoption of certain standards set forth in Section 111 of the Energy Policy Act of 1992 (Energy Act) would further the purposes of the Public Utility Regulatory Policies Act (PURPA), by order dated June 22, 1994, the SCPSC approved a stipulation entered into by the Company and the other parties to the proceeding. In that stipulation, the parties agreed that standards similar to those of
Section 111 of the Energy Act have already been implemented to the degree necessary, and therefore, the specific standards of Section 111 do not need to be adopted by the SCPSC in order to implement the purposes of PURPA.

     7. (Reference is made to the Company's 1993 Form 10-K, Wholesale Rate Matters, paragraph 2.a., page 14.) On August 1, 1994, NCEMC filed a Complaint with the FERC, Docket No. EL94-84, under Section 206 of the Federal Power Act. The Complaint alleges that the wholesale rates the Company charges NCEMC are excessive, and seeks a rate reduction of approximately $38.6 million per year. Although the Company cannot predict the outcome of this matter, it believes NCEMC's allegations are without merit.

     8. (Reference is made to the Company's 1993 Form 10-K, Wholesale Rate Matters, paragraph 2.b., page 14.) With regard to the remaining disputed issues relating to North Carolina Eastern Municipal Power Agency's (Power Agency) use of capacity and energy from the South Carolina Public Service Authority (Santee Cooper) and Power Agency's use of a combustion turbine electric generating project, the Company and Power Agency negotiated final Power Coordination Agreements relating to the Santee Cooper and turbine generator transactions, and filed them with the FERC on April 29, 1994. The parties are awaiting FERC action on these filings.
The Company cannot predict the outcome of these matters.

     9. (Reference is made to the Company's 1993 Form 10-K, Wholesale Rate Matters, paragraph 2.c., page 15.) With regard to the agreement the Company and Power Agency entered into on April 7, 1993 to restructure portions of their contracts covering power supplies and jointly-owned interests in several of the Company's generating units, on July 29, 1994, the FERC accepted the provisions of the agreement that are subject to its jurisdiction.

     10. (Reference is made to the Company's 1993 Form 10-K, Wholesale Rate Matters, paragraph 3.b., page 15.) With regard to the wholesale purchase power contract between the Company and the City of Camden, South Carolina, as a result of the contract amendment that was approved by the FERC, effective March 11, 1994, the parties sought a dismissal of the pending state court litigation relating to the proper termination date of the contract. On May 17, 1994, the South Carolina Supreme Court dismissed the litigation.

     11. (Reference is made to the Company's 1993 Form 10-K, Wholesale Rate Matters, paragraph 3.c., page 16.) With regard to the new power supply and coordination agreement the Company and the City of Fayetteville's Public Works Commission (Fayetteville
PWC) entered into on March 10, 1994, the FERC approved the agreement, subject to one change, on May 12, 1994. On June 13, 1994, the Company and the Fayetteville PWC made a compliance filing with the FERC to effectuate the change. That filing is subject to the FERC's review and acceptance; however, the rates provided for in the power supply and coordination agreement are currently in effect. The Company cannot predict the outcome of this matter.

     12. (Reference is made to the Company's 1993 Form 10-K, Wholesale Rate Matters, paragraph 3, page 16.) On July 26, 1994, the Town of Waynesville and the Company entered into a new power supply agreement. The agreement provides that the Company will remain the Town's sole electricity provider for the next ten years. The Town, which serves about 2,800 customers, has a peak load of 15MW. The power supply agreement was filed with the FERC on August 2, 1994 for approval. The Company cannot predict the outcome of this matter.

     13. (Reference is made to the Company's 1993 Form 10-K, Environmental Matters, paragraph 3.f., page 18. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1994, Item 5, paragraph 7.) With regard to the Macon-Dockery superfund site located near Cordova, North Carolina, on July 6, 1994, the United States District Court for the Middle District of North Carolina granted the motion Crown Cork & Seal Company and Clark Equipment filed seeking to name the Company as a defendant in an ongoing lawsuit (Civil Action No. 3: 92CV00744). The lawsuit seeks to recover costs incurred in undertaking the Remedial Investigation Feasibility Study and the Remedial Design for the site. Although the Company cannot predict the outcome of this matter, it does not anticipate that costs associated with this site will be material to the results of operations of the Company.

     14. (Reference is made to the Company's 1993 Form 10-K, Nuclear Matters, paragraph 4.a., page 21.) With regard to the Company's recovery through rates of nuclear decommissioning costs, in the Company's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the NCUC and the SCPSC, and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdiction, the provisions for nuclear decommissioning cost are based on amounts agreed upon in applicable rate settlements. Accumulated decommissioning cost provisions, which are included in accumulated depreciation, were $240.5 million at June 30, 1994, and $201.1 million at June 30, 1993, and include amounts funded internally and amounts funded in an external decommissioning trust. Based on an assumed after-tax earnings rate of 8.5% and an assumed cost escalation rate of 4%, provisions for nuclear decommissioning costs are currently adequate to provide for decommissioning of the Company's nuclear facilities.

     15. (Reference is made to the Company's 1993 Form 10-K, Nuclear Matters, paragraph 7.d., page 23.) With regard to the Company's Brunswick Nuclear Plant, in a letter dated June 21, 1994, the Nuclear Regulatory Commission (NRC) notified the Company that it was removing the Brunswick Plant from the list of plants receiving increased regulatory scrutiny. In the letter, the NRC cited the "sustained improvement" at the Brunswick Plant and noted the trouble-free performance of Brunswick Unit No. 2 over a sustained period in parallel with the Brunswick Unit No. 1 recovery and restart. The NRC also stated that the "operation of both units have demonstrated the competency of management and the teamwork among staff."

     The scheduled spring 1994 refueling outage at Brunswick Unit No. 2 was recently completed. During that outage, shroud modifications similar to those performed on Unit No. 1 in 1993 were successfully completed, and Unit No. 2 resumed generating electricity on June 30, 1994. The costs associated with the shroud modifications are not material to the results of operations of the Company.

     With regard to the allegations concerning the Brunswick Plant shrouds made last fall by two private organizations and an individual, in early June 1994, the NRC issued a statement to the press reporting that the NRC had conducted a preliminary inquiry into the allegations. The NRC determined that there was not enough information available to conduct an investigation. Last fall, the Company conducted an internal technical review of those same allegations shortly after they were first raised and found no evidence to substantiate them. The Company cannot predict the outcome of this matter.


     16. (Reference is made to the Company's 1993 Form 10-K, Nuclear Matters, paragraph 7.e., page 24. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1994,
Item 5, paragraph 8.) With regard to the fuel assembly and power instrumentation issues the Company identified on November 17, 1993 at its H. B. Robinson Plant Unit No. 2, on May 9, 1994, the NRC issued a Severity Level IV Notice of Violation (the next to the lowest severity level) concluding that this situation involved noncompliance with certain NRC requirements. The NRC did not propose a civil penalty in connection with this matter. In a letter to the NRC dated June 8, 1994, the Company acknowledged that the violations had occurred, clarified the events surrounding the occurrences, and described the corrective actions that had been taken to address the situation. Although the Company cannot predict the outcome of these matters, it does not anticipate further enforcement action by the NRC in connection with these violations.

     On April 13, 1994, the Company submitted a written response to the Notice of Violation and Proposed Imposition of Civil Penalty that the NRC issued in connection with the degradation of the Robinson Unit No. 2 diesel generators, and paid the assessed
$37,500 civil penalty.

     With regard to the apparent violation of NRC requirements related to inattention to licensed duties at the Robinson Plant, on May 16, 1994, an enforcement conference was held between the Company and the NRC to discuss this matter. On May 30, 1994, the NRC issued a Severity Level IV Notice of Violation to the Company in connection with this matter, but did not propose a civil penalty. In a letter to the NRC dated June 29, 1994, the Company acknowledged that the violation had occurred and described the corrective actions that had been taken to address the occurrence. Although the Company cannot predict the outcome of this matter, it does not anticipate further enforcement action by the NRC in connection with this violation.

     During the inspections conducted at the Robinson Plant during the period May 22 through June 24, 1994, the NRC identified certain activities that might have violated certain NRC requirements. The activities related to the failure to take adequate corrective action on issues identified by a contractor, inadequate testing of ventilation equipment, and inadequate corrective actions on a design concern involving an isolation valve. An enforcement conference between the Company and the NRC was held on July 26 to determine whether a violation had occurred and if so, to assess the significance of the violation. The NRC may issue a notice of violation and could impose a civil penalty upon the Company in connection with these activities. The Company cannot predict the outcome of this matter.

     17.  (Reference is made to the Company's 1993 Form 10-K,
Part II, Item 5, Market for the Registrant's Common Equity and Related Shareholder Matters, page 32.) On July 13, 1994, the
Board of Directors of the Company (Board) authorized the Executive Committee of the Board to repurchase up to 10 million shares of the Company's Common Stock on the open market. The Board indicated that at current stock price levels it was in the best interests of the Company's stockholders for management to have the flexibility to repurchase shares. The Board's action provides flexibility for management to undertake such a program at its discretion, but does not establish a target stock price or timetable for repurchases.
On July 21, 1994, the Company began repurchasing shares of its Common Stock on the open market in accordance with the stock repurchase program.


Item 6.   Exhibits and Reports on Form 8-K
______    ________________________________

          (a)      Exhibits

                   None.

          (b) Reports on Form 8-K filed during or with respect to the quarter

                   None.



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

Date:    August 10, 1994