Form 10-Q
period 1994-09-30
CAROLINA POWER & LIGHT CO
filed 1994-11-10
CIK 17797

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1994


                              OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


                   Commission file number 1-3382


                     CAROLINA POWER & LIGHT COMPANY
         _______________________________________________________
          (Exact name of registrant as specified in its charter)

              North Carolina                     56-0165465
________________________________________________________________
(State or other jurisdiction of incorporation (I.R.S. Employer
                  or organization)            Identification No.)

    411 Fayetteville Street, Raleigh, North Carolina 27601-1748
   _____________________________________________________________
     (Address of principal executive offices)        (Zip Code)

                           919-546-6111
                           ____________
       (Registrant's telephone number, including area code)

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

     Common Stock (Without Par Value) shares outstanding at
October 31, 1994: 156,535,522


                       PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
______    ____________________

          Reference is made to the attached Appendix containing the Interim Financial Statements for the periods ended September 30, 1994. The amounts are unaudited but, in the opinion of management, reflect all transactions necessary to fairly present the Company's financial position and results of operations for the interim periods.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
______    _________________________________________________


                           Results of Operations
                 For the Three, Nine and Twelve Months Ended
                 September 30, 1994, As Compared With the
                 Corresponding Periods One Year Earlier
                 ___________________________________________


          Operating Revenues and Expenses: Revenues decreased for the three months ended September 30, 1994, primarily due to weather that was cooler than normal. In addition, as of July 1994, the Company has completed recovery of the portion of abandoned plant costs addressed under a special rider resulting from the 1990
North Carolina Utilities Commission Remand Order. This reduction in revenue was approximately $17 million for the three months ended September 30, 1994, and did not significantly impact net income due to a corresponding decrease in amortization expense.

          Fuel for generation decreased for the three, nine and twelve months ended September 30, 1994, due to a change in the generation mix. Nuclear generation increased and higher-cost fossil generation decreased due to greater availability of the Company's nuclear generating facilities.

          In the third quarter of 1994, the Company reached settlement agreements with regulators and agreed to forgo $8 million of deferred fuel cost. In the third quarter of 1993, the Company reached settlement agreements with regulators and agreed to forgo recovery of $41.1 million of deferred fuel cost related to the Brunswick Plant outage. The net effect of these settlement agreements resulted in a decrease of $33.1 million in deferred fuel cost for the three, nine and twelve months ended September
30, 1994, as compared to the same periods ended September 30, 1993. Excluding the effect of these settlements, deferred fuel cost increased for the three, nine and twelve month periods ended September 30, 1994, as a result of lower fuel costs associated with increased nuclear generation and as a result of the recovery of prior fuel costs as allowed by the North Carolina fuel adjustment statute.

          Purchased power increased for the nine and twelve months ended September 30, 1994, primarily due to increased purchases from Duke Power Company (Duke) and North Carolina Eastern Municipal Power Agency (Power Agency). The increased purchases from Duke of $29.9 million and $46.2 million for the nine and twelve months ended September 30, 1994, respectively, are primarily due to an agreement under which the Company began purchasing 400 megawatts of generating capacity in July 1993. The increased purchases from Power Agency of $8.1 million and $12.1 million for the nine and twelve months ended September 30, 1994, respectively, are primarily due to the increased buyback provisions of the Company's April 1993 agreement with Power Agency.

          Other operation expense increased for the twelve months ended September 30, 1994, in part due to adjustments made in the fourth quarter of 1992 that decreased expenses for the prior twelve month period. These adjustments were made to certain accrual and asset balances as a result of more current information at that time. The remainder of the increase for the twelve months and the increase for the nine months ended September 30, 1994, is made up of a number of items, none of which are individually significant.

          Maintenance expense decreased for the nine and twelve months ended September 30, 1994, primarily due to a decrease in costs associated with the Brunswick Plant. In the prior periods, significant costs were incurred at the Brunswick Plant as a result of the Plant's extended outage.

          The increase in Harris Plant deferred costs for the twelve months ended September 30, 1994, includes adjustments related to the 1993 settlement between the Company and North
Carolina Electric Membership Corporation (NCEMC).

          Other Income (Expense): The Harris Plant disallowance - Power Agency line item reflects a write-off recorded as a result of the 1993 settlement with Power Agency. The write-off represents a portion of the Company's Harris Plant costs that will not be recoverable through sales of supplemental power to Power Agency.

          As of January 1994, the Company is no longer recording interest income related to the qualified employee stock ownership plan (ESOP) loan (see New Accounting Standard below). This reduction in interest income is reflected in the three, nine and twelve months ended September 30, 1994. Interest income also decreased in these current periods as compared to the prior periods due to the Company's September 1993 settlement agreement with Westinghouse Electric Corporation, which increased interest income in the prior periods. Partially offsetting these decreases in the nine and twelve month periods was an increase for interest income recorded in June 1994 that related to certain IRS audit issues.

          Interest Charges: Interest charges on long-term debt decreased for all periods primarily due to long-term debt refinancings that allowed the Company to take advantage of lower interest rates.


              Material Changes in Capital Resources and
                 Liquidity From December 31, 1993, to
           September 30, 1994 and From September 30, 1993,
                      to September 30, 1994
           _______________________________________________

          During the nine and twelve months ended September 30, 1994, the Company issued long-term debt totaling $272.6 million and $364.9 million, respectively. These issuances of debt, debt issued in the third quarter of 1993 and internally generated funds financed the retirement or redemption of long-term debt totaling $267.6 million and $532.7 million, respectively.

          The Company uses short-term financing in the form of commercial paper backed by revolving credit agreements to provide flexibility in the timing and amounts of long-term financing. At September 30, 1994, the Company had revolving credit facilities amounting to $207.9 million and $15 million in commercial paper outstanding.

          The Company's First Mortgage Bonds are currently rated
"A2" by Moody's Investors Service, "A" by Standard & Poors and "A+" by Duff & Phelps. Standard & Poors and Moody's Investors Service have rated the Company's commercial paper "A-1" and "P-1", respectively.

          The Company's capital structure at September 30, 1994, was 49.8% common stock equity, 47.5% long-term debt and 2.7% preferred stock.

          In July 1994, the Board of Directors of the Company (Board) authorized the Executive Committee of the Board to repurchase up to 10 million shares of the Company's common stock on the open market. The Board indicated that at current stock price levels it was in the best interests of the Company's stockholders for management to have the flexibility to repurchase shares. In accordance with the stock repurchase program, the Company had purchased approximately 4.2 million shares through October 31, 1994.

          With regard to compliance with Phase II of the 1990 amendments to the Clean Air Act (Act), in order to reduce sulfur dioxide emissions, the Company will modify equipment to allow certain of the Company's plants to burn lower-sulfur coal, and the Company is planning for the installation of scrubbers. Installation of additional equipment will also be necessary to reduce nitrogen oxides emissions. The Company anticipates that it will be able to delay the installation and operation of scrubbers until 2005 by using sulfur dioxide emission allowances. The Company purchased emission allowances under the Environmental Protection Agency's emission allowance trading program in 1993 and 1994. The Company estimates that the total capital cost to comply with Phase II of the Act will approximate $278 million during the period 1994 through 1999 and an additional $370 million during the period
2000 through 2005. These estimates, for installation or modification of equipment, are in nominal dollars (undiscounted future amounts expected to be expended). The required modifications and additions are expected to increase operating and maintenance costs by a total of $20 million for the period
1994 through 1999, $53 million for the period 2000 through 2004 and by $40 million beginning in 2005. Additionally, fuel costs are expected to increase by a total of approximately $160 million for the period 2000 through 2004 and by approximately $55 million beginning in 2005. The Company expects these increased fuel costs to be recoverable through applicable fuel adjustment statutes. Actual plans for compliance with the Act's requirements have not been finalized and the amount required for capital expenditures and for increased operating, maintenance and fuel expenditures cannot be determined with certainty at this time. The financial impact of additional expenditures will be dependent on future ratemaking treatment. The North Carolina Utilities Commission and the South Carolina Public Service Commission are currently allowing the Company to accrue carrying charges on its investment in emission allowances.

                     New Accounting Standard
                     _______________________

          In January 1994, the Company implemented Statement of Position (SOP) 93-6, "Employers' Accounting for Stock Ownership Plans," on a prospective basis. This SOP requires the following changes in accounting for the Company's leveraged employee stock ownership plan: 1) ESOP shares that have not been committed to be released to participants' accounts are no longer considered outstanding for the determination of earnings per common share; 2) dividends on unallocated ESOP shares are no longer recognized for financial statement purposes; 3) all tax benefits of ESOP dividends are now recorded directly to non-operating income tax expense, whereas previously a portion of the tax benefits was recorded directly to retained earnings; 4) interest income related to the qualified ESOP loan is no longer recognized; and 5) the difference between the acquisition and allocation prices of ESOP shares, which was previously recorded as other income, net, is now recorded directly to common stock. In addition, ESOP loan transactions between the Company and the Stock Purchase-Savings Plan Trustee are no longer reflected in the Statements of Cash Flows. The implementation of SOP 93-6 resulted in an increase in earnings per common share of approximately $.03 for the three and twelve months ended September 30, 1994, and $.04 for the nine months ended September 30, 1994.

                           Legal Matters
                           _____________

          In September 1994, NCEMC withdrew the Complaint it had filed with the Federal Energy Regulatory Commission, which had alleged that the wholesale rates the Company charges NCEMC are excessive.

                         Environmental Matters
                         _____________________

          With regard to manufactured gas plant (MGP) sites in North Carolina, the Company has recently been approached by another North Carolina public utility concerning a possible cost-sharing arrangement with respect to the investigation and, if necessary, remediation of four MGP sites. The Company is currently engaged in discussions with the other utility regarding this matter.
Based on current cost estimates provided by that utility, the Company does not believe its portion of costs associated with the investigation and remediation of these sites, if any, would be material to the financial position or results of operations of the Company.

          In addition, a current owner of property that was the site of one MGP owned by Tidewater Power Company (Tidewater Power), which merged into the Company in 1952, has been party to a separate administrative proceeding regarding that site. That owner and the Company have entered into an agreement to share the cost of investigation and remediation of this site. The Company has also been approached by a North Carolina municipality that is the current owner of another MGP site that was formerly owned by Tidewater Power. The Company is engaged in discussions with that municipality concerning a possible cost-sharing arrangement with respect to the investigation and, if necessary, the remediation of that site. Due to the uncertainty concerning potential environmental harm and the full extent to which remedial action will be required at the two sites formerly owned by Tidewater Power, the total cost of investigating and remediating these sites is not determinable at this time. The Company cannot predict the outcome of these matters.

          The Company is continuing its investigation regarding the identities of parties connected to individual MGP sites, the relative relationships of the Company and other parties to those sites, and the degree, if any, to which the Company should undertake shared voluntary efforts with others at individual sites. Except as noted above, due to the lack of information with respect to the operation of MGP sites and the uncertainty concerning questions of liability and potential environmental harm, the extent and cost of required remedial action, if any, and the extent to which liability may be asserted against the Company or against others are not currently determinable. The Company cannot predict the outcome of these matters or the extent to which other former MGP sites may become the subject of inquiry.


                  PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings
_______     _________________

Legal aspects of certain matters are set forth in Item 5 below.


Item 2.     Changes in Securities              )
_______     _____________________              )
                                               )
Item 3.     Defaults upon Senior Securities    )  Not applicable
_______     _______________________________    )  for the quarter
                                               )  ended September
                                               )  30, 1994.
Item 4.     Submission of Matters to a Vote    )
            of Security Holders                )
_______     _______________________________    )
                                               )


Item 5.     Other Information
_______     _________________

     1. (Reference is made to the Company's 1993 Form 10-K, Competition and Franchises, paragraph 1.b., page 7. Reference is also made to the Company's Form 10-Q for the quarter ended June 30, 1994, Item 5, paragraph 3.) With regard to the application the Company filed with the North Carolina Utilities Commission
(NCUC) on June 20, 1994 requesting permission to change the rate it was charging AlliedSignal Inc. (Allied) for approximately 16 MW of electricity provided to Allied's Moncure, North Carolina facility, on September 13, 1994, the Company amended its application to revise the proposed rate and reduce the term of its availability. The proposed rate provides value that is consistent with the value Allied would realize if it opted to obtain service by self-generating 11 MW of the electricity required at this facility. By order issued October 3, 1994, the NCUC approved the amended application. As a result, the Company will serve all of Allied's electrical requirements at the new rate for five years. Thereafter, the new rate will terminate; however, the Company will continue to serve all of Allied's electrical requirements unless one of the parties terminates the existing electrical service agreement between them.

     2. (Reference is made to the Company's 1993 Form 10-K, Competition and Franchises, paragraph 1.b., page 7.) By order issued September 30, 1994, the South Carolina Public Service Commission (SCPSC) established a docket for a generic proceeding to consider the effect of electric and natural gas demand side management programs on competition between the two types of utilities. The order states that the outcome of such a proceeding will not apply to the 1995 integrated resource plans that electric utilities file with the SCPSC. The Company cannot predict the outcome of this matter.

     3. (Reference is made to the Company's 1993 Form 10-K, Retail Rate Matters, paragraph 5, page 12. Reference is also made to the Company's Form 10-Q for the quarter ended June 30, 1994, Item 5, paragraph 5.) With regard to the North Carolina retail jurisdiction, the stipulations agreed to by the parties to the Company's 1994 North Carolina fuel case were approved by the NCUC by order dated September 6, 1994. The stipulations resolved all issues between the parties to the proceeding. Pursuant to the stipulations, the parties agreed that a net fuel factor of 1.309 cents/kWh will be in effect for the Company for the period September 15, 1994 through September 14, 1995. As part of the stipulations, the Company agreed to forgo recovering $5.8 million of the underrecovered fuel expense for the test year ended March 31, 1994. Of this amount, $3.5 million is associated with certain outage time experienced by the Company's Robinson Nuclear Plant, and the remaining $2.3 million relates to the recovery of certain cogeneration fuel costs.

     With regard to the South Carolina retail jurisdiction, the Company's fall 1994 South Carolina fuel case hearing was scheduled to commence on September 19, 1994; however, on September 15, 1994, the SCPSC approved a settlement agreement that resolved all issues between all parties to the proceeding. Pursuant to the settlement, the Company agreed to a $2.2 million reduction of its fuel cost underrecovery account in return for a fuel factor of 1.400 cents/kWh for the six month period October 1, 1994 through March 31, 1995, and for Nucor Steel (Nucor) agreeing to dismiss its September 8, 1993, appeal of the SCPSC's decision to reaffirm its earlier orders to exclude certain testimony offered by Nucor in the Company's fall 1990 South Carolina fuel case.

     4. (Reference is made to the Company's 1993 Form 10-K, Wholesale Rate Matters, paragraph 2.a., page 14. Reference is also made to the Company's Form 10-Q for the quarter ended June 30, 1994, Item
5, paragraph 7.) With regard to the proceeding initiated by North Carolina Electric Membership Corporation (NCEMC) and one of its members before the Federal Energy Regulatory Commission
(FERC) on April 12, 1991, Docket No. EL91-28-000, alleging that the Company's wholesale rates and fuel clause billings were excessive and requesting that the Company provide its real-time load signal to NCEMC, on October 24, 1994, the FERC approved the settlement agreement between the Company and the City of Fayetteville's Public Works Commission (Fayetteville PWC), an intervenor in the NCEMC case, which resolves, as between them, all wholesale fuel clause billings issues through December 31, 1993. Amounts associated with the settlement do not have a material impact on the results of operations of the Company.
Also on October 24, 1994, the FERC approved the settlement agreement between the Company and the intervenor that remained a party to the NCEMC-initiated proceeding. Amounts associated with the settlement do not have a material impact on the results of operations of the Company. The FERC's approval of these settlement agreements concludes this proceeding.

     With regard to the Complaint NCEMC filed with the FERC, Docket No. EL94-84-000, under Section 206 of the Federal Power Act on
August 1, 1994, alleging that the wholesale rates the Company charges NCEMC are excessive, and seeking a rate reduction of approximately $38.6 million per year, on September 23, 1994, NCEMC withdrew the Complaint.

     5. (Reference is made to the Company's 1993 Form 10-K, Wholesale Rate Matters, paragraph 3, page 15. Reference is also made to the Company's Form 10-Q for the quarter ended June 30, 1994, Item
5, paragraph 12.) With regard to the new power supply agreement the Company and the Town of Waynesville entered into on July 26, 1994, the FERC approved the agreement on September 13, 1994, with an effective date of October 2, 1994.

     6. (Reference is made to the Company's 1993 Form 10-K, Wholesale Rate Matters, paragraph 3.c., page 16. Reference is also made to the Company's Form 10-Q for the quarter ended June 30, 1994, Item
5, paragraph 11.) With regard to the change the FERC required to the new power supply and coordination agreement the Company and the Fayetteville PWC entered into on March 10, 1994, the compliance filing the Company and the Fayetteville PWC made to effectuate the change was accepted by the FERC on August 12, 1994. On October 24, 1994, the FERC approved the settlement agreement between the Fayetteville PWC and the Company which resolves all wholesale fuel clause billing issues between them through December 31, 1993. See Item 5, paragraph 4 for a discussion of the settlement agreement.

     7. (Reference is made to the Company's 1993 Form 10-K, Environmental Matters, paragraph 2, page 16.) With regard to the Company's plans for compliance with the Clean Air Act's (Act) Phase II requirements, in order to reduce sulfur dioxide emissions, the Company will modify equipment to allow certain of the Company's plants to burn lower-sulfur coal, and the Company is planning for the installation of scrubbers. Installation of additional equipment will also be necessary to reduce nitrogen oxides emissions. The Company anticipates that it will be able to delay the installation and operation of scrubbers until 2005 by using sulfur dioxide emission allowances. The Company purchased emission allowances under the Environmental Protection Agency's emission allowance trading program in 1993 and 1994.
The Company now estimates that the total capital cost to comply with Phase II of the Act will approximate $278 million during the period 1994 through 1999 and an additional $370 million during the period 2000 through 2005. These estimates are in nominal dollars (undiscounted future amounts expected to be expended.) The required modifications and additions are expected to increase operating and maintenance costs by a total of $20 million for the period 1994 through 1999, $53 million for the period 2000 through 2004 and by $40 million beginning in 2005. Additionally, fuel costs are expected to increase by a total of approximately $160 million for the period 2000 through 2004, and by approximately $55 million beginning in 2005. The Company expects these increased fuel costs to be recoverable through applicable fuel adjustment statutes. Actual plans for compliance with the Act's requirements have not been finalized and the amount required for capital expenditures and for increased operating, maintenance and fuel expenditures cannot be determined with certainty at this time. The financial impact of additional expenditures will be dependent on future ratemaking treatment. The NCUC and the SCPSC are currently allowing the Company to accrue carrying charges on its investment in emission allowances. The Company cannot predict the outcome of this matter.

     8. (Reference is made to the Company's 1993 Form 10-K, Environmental Matters, paragraph 3.e., page 18.) With regard to the Seaboard Chemical Corporation (Seaboard) hazardous waste disposal site in Jamestown, North Carolina, the North Carolina Department of Environment, Health and Natural Resources (DEHNR) has indicated that it is seeking to have further remedial activities performed at the Seaboard site. The Company recently joined the Seaboard Group II (a group of potentially responsible parties formed to conduct additional work at the Seaboard site). Cost estimates for the additional work are not available. The Company cannot predict the outcome of this matter.

     9. (Reference is made to the Company's 1993 Form 10-K, Environmental Matters, paragraph 4, page 19.) With regard to manufactured gas plant (MGP) sites in North Carolina, the Company has recently been approached by another North Carolina public utility concerning a possible cost-sharing arrangement with respect to the investigation and, if necessary, remediation of four MGP sites. The Company is currently engaged in discussions with the other utility regarding this matter. Based on current cost estimates provided by that utility, the Company does not believe its portion of costs associated with the investigation and remediation of these sites, if any, would be material to the financial position or results of operations of the Company.

     In addition, a current owner of property that was the site of one MGP owned by Tidewater Power Company (Tidewater Power), which merged into the Company in 1952, has been party to a separate administrative proceeding regarding that site. That owner and the Company have entered into an agreement to share the cost of investigation and remediation of this site. The Company has also been approached by a North Carolina municipality that is the current owner of another MGP site that was formerly owned by Tidewater Power. The Company is engaged in discussions with that municipality concerning a possible cost-sharing arrangement with respect to the investigation and, if necessary, the remediation of that site. Due to the uncertainty concerning potential environmental harm and the full extent to which remedial action will be required at the two sites formerly owned by Tidewater Power, the total cost of investigating and remediating these sites is not determinable at this time. The Company cannot predict the outcome of these matters.

     The Company is continuing its investigation regarding the identities of parties connected to individual MGP sites, the relative relationships of the Company and other parties to those sites, and the degree, if any, to which the Company should undertake shared voluntary efforts with others at individual sites. Except as noted above, due to the lack of information with respect to the operation of MGP sites and the uncertainty concerning questions of liability and potential environmental harm, the extent and cost of required remedial action, if any, and the extent to which liability may be asserted against the Company or against others are not currently determinable. The Company cannot predict the outcome of these matters or the extent to which other former MGP sites may become the subject of inquiry.

     10. (Reference is made to the Company's 1993 Form 10-K, Nuclear Matters, paragraph 7.e., page 24. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1994, Item 5, paragraph 8 and to the Company's Form 10-Q for the quarter ended
June 30, 1994, Item 5, paragraph 16.) By letter dated August 30, 1994, the Nuclear Regulatory Commission (NRC) issued a Notice of Violation and Imposition of Civil Penalty in the amount of $75,000 involving the Company's testing of certain ventilation equipment at its H.B. Robinson Plant. The Notice also indicated that activities related to the adequacy of corrective action on issues identified by a contractor and the adequacy of corrective actions on a design concern involving an isolation valve constituted violations of NRC requirements; however, no civil penalty was assessed in connection with those violations. By letter dated September 29, 1994, the Company responded to the Notice of Violation and paid the assessed penalty.

     11.  (Reference is made to the Company's 1993 Form 10-K,
Other Matters, page 27.)  On November 4, 1994, the Company filed a complaint against SMC Mining Company, Wolf Creek Collieries
Company and Kermit Coal Company (the Sellers) in the United
States District Court for the Eastern District of North Carolina
(Civil Action No. 5:94-CV-846-BO(2)). The Sellers are all companies
owned by Zeigler Coal Holding Company.   Under the terms of a 1971
contract, as amended, the Sellers are to supply the Company with coal having certain qualities and characteristics from the Wolf
Creek mine (Wolf Creek) in Kentucky. The contract provides that the Company has the right to refuse to accept further deliveries from the Sellers if the coal they ship fails to meet the specification for sulfur content for two consecutive months. During the months of August and September 1994, the Sellers shipped to the Company Wolf Creek coal which did not meet the sulfur specifications provided in the contract. As a result of the Sellers' shipment of non-complying coal, on November 4, 1994, the Company exercised its right to suspend future shipments of coal from Wolf Creek until the Sellers can give the Company reasonable assurance that future shipments will meet the contract's specifications. The Complaint asks the court to determine whether the dispute is subject to arbitration and that the Company's suspension of future shipments from the Sellers was legal. On November 4, 1994, the Sellers filed a Complaint against the Company in the Circuit Court of Martin County, Kentucky (Civil Action
No. 94-CZ-00212), asking the court to restrain the Company from refusing to accept future shipments of coal under the 1971 contract.
On November 4, 1994, the court issued an ex parte temporary restraining order (TRO) which prevents the Company, for the time being, from refusing contract coal deliveries from Wolf Creek. The Company has removed the Kentucky state court action to the United States District
Court for the Eastern District of Kentucky. On November 9, 1994, the Company filed in the Kentucky federal court a response to the state court's TRO. The response seeks to dissolve the TRO, which would allow the Company to refuse coal shipments from Wolf Creek until the dispute is settled. In its response, the Company also moved for transfer of the case to the United States District Court for the Eastern District of North Carolina. A hearing on these motions is scheduled for November 14, 1994 in Pikeville, Kentucky. Whatever the outcome of this dispute, the Company anticipates no problems in ensuring sufficient coal supplies for its plants. The Company cannot predict the outcome of this matter.


Item 6.     Exhibits and Reports on Form 8-K
_______     ________________________________

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

                                 CAROLINA POWER & LIGHT COMPANY
                                         (Registrant)


                                 By:  Charles D. Barham, Jr.
                                      Executive Vice President

                                 By:  Paul S. Bradshaw
                                      Vice President and Controller
                                      (and Principal Accounting
                                              Officer)
Date:  November 9, 1994