Form 10-Q
period 1995-03-31
CAROLINA POWER & LIGHT CO
filed 1995-05-15
CIK 17797

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q
   (Mark One)

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1995


                                  OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________  to _____________

                     Commission file number 1-3382

                     CAROLINA POWER & LIGHT COMPANY
___________________________________________________________________
        (Exact name of registrant as specified in its charter)

         North Carolina                           56-0165465
___________________________________________________________________
(State or other jurisdiction of incorporation   (I.R.S. Employer
           or organization                      Identification No.)

    411 Fayetteville Street, Raleigh, North Carolina   27601-1748
___________________________________________________________________
(Address of principal executive offices)              (Zip Code)

                             919-546-6111
___________________________________________________________________
         (Registrant's telephone number, including area code)

___________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Common Stock (Without Par Value) shares outstanding at
April 30, 1995:  156,172,322

                    PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements
_______     ____________________

      Reference is made to the attached Appendix containing the Interim Financial Statements for the periods ended March 31, 1995. The amounts are unaudited but, in the opinion of management, reflect all transactions necessary to fairly present the Company's financial position and results of operations for the interim periods.

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations
______      ___________________________________________________________

                         Results of Operations
         For the Three and Twelve Months Ended March 31, 1995,
      As Compared With the Corresponding Periods One Year Earlier
      ___________________________________________________________

     Operating Revenues and Expenses: Although sales increased slightly for the three and twelve months ended March 31, 1995, revenues decreased due to mild weather in the current periods, the expiration of a special North Carolina rate rider and decreased sales to North Carolina Eastern Municipal Power Agency (Power Agency). The weather-related decrease totaled $16 million and $116 million for the three and twelve months ended March 31, 1995, respectively. The decrease due to the expiration of the rate rider totaled $15 million and $44 million for the three and twelve months ended March 31, 1995, respectively.

     Sales to Power Agency decreased $12 million and $28 million for the three and twelve months ended March 31, 1995, respectively, due to greater generation by units jointly-owned by the Company and Power Agency. Partially offsetting these decreases was an increase in revenues due to a combination of customer growth and changes in customer usage patterns of $30 million and $117 million for the three and twelve-month periods, respectively.

     Fuel for generation decreased for the three and twelve months ended March 31, 1995, primarily due to greater availability of the Company's nuclear generating units.

     For the three-month period, lower-cost nuclear generation, as a percentage of total generation, increased to 56%, from 36%, and higher-cost fossil generation decreased to 44%, from 64%. For the twelve-month period, nuclear generation, as a percentage of total generation, increased to 52%, from 35%, and fossil generation decreased to 48%, from 64%.

     For the three and twelve months ended March 31, 1995, deferred fuel cost increased primarily due to lower fuel costs associated with increased nuclear generation.

     For the twelve-month period, the increase due to lower fuel costs more than offset a decrease of $33 million related to fuel settlements reached with the Company's regulators. Pursuant to these settlements, the Company agreed to forgo recovery of deferred fuel costs totaling approximately $8 million and $41 million for the twelve-month periods ended March 31, 1995, and March 31, 1994, respectively.

     Purchased power decreased for the three months ended March 31, 1995, due to decreased purchases from other utilities, primarily attributable to milder weather, and due to lower purchases from Power Agency in accordance with the Harris Plant buyback agreement.

     For both reporting periods, the decreases in depreciation and amortization are primarily due to the completion of the amortization of abandoned plant costs for Harris Unit No. 2 and of costs associated with the North Carolina rate rider. The decreases related to these items totaled $16 million and $41 million for the three and twelve months ended March 31, 1995, respectively.

      Other Income: The decrease in Harris Plant carrying costs for the twelve months ended March 31, 1995, is primarily related to the Company's settlement with North Carolina Electric Membership Corporation in 1993.

      The decrease in interest income for the twelve months ended
March 31, 1995, is due to a change in accounting for employee stock ownership plans, which was implemented in January 1994, and due to a settlement recorded in 1993. Partially offsetting these decreases was an increase related to certain Internal Revenue Service audit issues.

        Other income, net, decreased for the twelve months ended
March 31, 1995, primarily due to the change in accounting for employee stock ownership plans and due to a decrease in accretion to present value associated with the Company's abandonment costs.

          Material Changes in Capital Resources and Liquidity
               From December 31, 1994, to March 31, 1995
              and From March 31, 1994, to March 31, 1995
              __________________________________________

       During the three and twelve months ended March 31, 1995, the Company issued long-term debt totalling $60 million and $232.6 million, respectively. The proceeds of these issuances, along with internally generated funds, financed the redemption or retirement of long-term debt totaling $125 million and $297.7 million, respectively.

        In order to provide flexibility in the timing and amounts of long-term financing, the Company uses short-term financing in the form of
commercial paper backed by revolving credit agreements.   Currently, these
revolving credit agreements amount to $307.9 million. The Company had $95.5 million of commercial paper outstanding at March 31, 1995.

        The Company's capital structure at March 31, 1995, was 48.9% common stock equity, 48.4% long-term debt and 2.7% preferred stock.

        The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" by Standard & Poor's and "A+" by Duff & Phelps. Standard & Poor's and Moody's Investors Service have rated the Company's commercial paper "A-1" and "P-1", respectively.

        In 1994, the Board of Directors of the Company authorized the Executive Committee of the Board of Directors to repurchase up to 10 million shares of the Company's common stock on the open market. Under this stock repurchase program, the Company has purchased approximately 4.5 million shares from July 1994 through March 1995. The decrease in average common shares outstanding resulted in an increase in earnings per common share of approximately $.02 and $.04 for the three and twelve months ended March 31, 1995, respectively.

                             Other Matters
                             _____________

       In 1994, the Company established a wholly-owned subsidiary, CaroNet, Inc., and the subsidiary joined a regional partnership, BellSouth Carolinas PCS, L.P., led by BellSouth Personal Communications, Inc. (BellSouth). In March 1995, BellSouth won its bid for a Federal Communications Commission license to operate a personal communications services (PCS) system covering most of North Carolina and South Carolina and a small portion of Georgia. PCS, a wireless communications technology, is expected to provide high-quality mobile communications. Wireless technology could also support automated meter reading, automated service connection and disconnection, and control and monitoring of certain aspects of the Company's electric transmission and distribution systems. BellSouth will transfer the PCS license to the partnership. BellSouth is the general partner and handles day-to-day management of the business. Construction of the system infrastructure is expected to begin during the summer of 1995, with service start-up anticipated by mid-1996. In anticipation of the infrastructure construction, the Company invested $50 million in CaroNet, Inc. in April 1995. CaroNet, Inc. owns a ten percent limited partnership interest in BellSouth Carolinas PCS, L.P.

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
______    _________________

  Legal aspects of certain matters are set forth in Item 5 below.


Item 2.   Changes in Securities           )
______    _____________________           )
                                          )
                                          )
Item 3.   Defaults upon Senior Securities )  Not applicable for the
______    _______________________________ )  quarter ended March 31,
                                          )  1995.
                                          )
Item 4.   Submission of Matters to a Vote )
          of Security Holders             )
______    _______________________________ )


Item 5.   Other Information
______    _________________

1. (Reference is made to the Company's 1994 Form 10-K, Competition and Franchises, paragraph 1.b., page 8.) On March 29, 1995, the Federal
Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (Proposal) that would establish guidelines for wholesale wheeling of electric power. The Proposal would require utilities to provide open access to their interstate power transmission network and not give themselves preferential access to their own services. Currently, such power transfers are negotiated case-by-case or under long-term contracts. The FERC's Proposal would establish a standard generic set of terms and conditions, and would define the terms under which independent power producers and others could gain access to a utility's transmission grid to sell power to a wholesale customer such as a municipality or rural electric cooperative. The Company is currently evaluating the Proposal to determine its impact on the Company and its customers. Comments on the Proposal are due August 7, 1995.
The Company cannot predict the outcome of this matter.

2. (Reference is made to the Company's 1994 Form 10-K, Competition and Franchises, paragraph 1, page 8.) On March 29, 1995, a bill was introduced in the North Carolina General Assembly to facilitate the construction of an interstate natural gas pipeline to be built from Aiken, South Carolina to Leland, North Carolina. The bill, as originally introduced, proposed to, among other things, exempt from utility regulation all power generating facilities that receive gas from the pipeline as fuel. On May 9, 1995, both the House Utilities
Committee and the Senate Utilities Committee approved an amended version of this bill which orders the Joint Legislative Utility Review Committee to study the issues contained in the original bill and report its findings and any recommendations to the North Carolina General
Assembly in 1996. Final legislative approval of the amended bill is pending. The Company cannot predict the outcome of this matter.

3. (Reference is made to the Company's 1994 Form 10-K, Competition and Franchises, page 8.) A bill was introduced in the North Carolina General Assembly that would change fundamentally the nature of public power agencies in the state. The bill, as originally introduced, proposed to, among other things, permit certain organizational changes among the state's municipal power agencies and provide additional authority for the marketing of excess capacity and energy. On May 4, 1995, the House Utilities Committee approved a substantially amended version of this bill which would authorize internal reorganization of the state's municipal power agencies, and order the Joint Legislative Utility Review Committee to study other issues contained in the original legislation and report its findings and any recommendations to the General Assembly in 1996. Final legislative approval of the amended bill is pending. The Company cannot predict the outcome of this matter.

4.   (Reference is made to the Company's 1994 Form 10-K, Financing
Program, paragraph 3, page 11.) On April 21, 1995, the Company issued $125 million principal amount of Quarterly Income Capital Securities (Series A Subordinated Deferrable Interest Debentures) ("Capital Securities") at an interest rate of 8.55%, for net proceeds to the Company of approximately $121 million. The proceeds from the issuance of the Capital Securities were applied to the Company's ongoing maintenance and construction program, and for other general corporate purposes.

5. Reference is made to the Company's 1994 Form 10-K, Financing Program, paragraph 4, page 12.) On April 1, 1995, the Company retired $77.1 million principal amount of First Mortgage Bonds, 9.14% Series, which matured on that date.

6. (Reference is made to the Company's 1994 Form 10-K, Other Matters, paragraph 2, page 27.) In April 1992, an independent consultant's safety inspection report for the Marshall Hydroelectric Project was submitted to the FERC for approval. In March 1995, the Company received comments on the report from the FERC. By letter dated May 3, 1995, the Company submitted a response to the FERC's comments. The Company cannot predict the outcome of this matter.

7.   (Reference is made to the Company's 1994 Form 10-K, Nuclear
Matters, paragraph 7.c., page 23.)  With regard to the Company's
Brunswick Nuclear Plant, additional shroud inspections were performed for Brunswick Unit No. 1 during the spring refueling outage. Re-examination of previously identified cracks indicated that no significant crack growth had occurred. Minor indications were noted in areas not previously examined, but these findings are not expected to affect restart of the unit following the refueling outage or unit operation over the next fuel cycle. The Company is proceeding to develop contingency plans which could be relied upon if shroud repairs are required in the future. The Company cannot predict the outcome of this matter.

8. (Reference is made to the Company's 1994 Form 10-K, Other Matters, paragraph 5, page 28.) With regard to the dispute between the Company and Zeigler Coal Holding Company (Zeigler) over a coal-supply agreement between the Company and certain Zeigler subsidiaries, on April 3, 1995, the parties moved for a 30-day stay in the arbitration process after reaching a preliminary settlement agreement. On April 28, 1995, the parties entered into a final settlement agreement that resolves the dispute. The resolution, effective April 1, 1995, has produced a new coal supply arrangement between the Company and Zeigler, and amicably resolves all points of disagreement. The new coal supply arrangement will provide lower coal costs for the Company and allow Zeigler operating and source flexibility.

9. (Reference is made to the Company's 1994 Form 10-K, Other Matters, paragraph 6, page 28.) In 1994, the Company established a wholly-owned subsidiary, CaroNet, Inc. (CaroNet), and CaroNet joined a regional partnership, BellSouth Carolinas PCS, L.P., led by BellSouth Personal Communications, Inc. (BellSouth). On March 14, 1995, BellSouth won its bid for a Federal Communications Commission license to operate a personal communications services (PCS) system covering most of North Carolina and South Carolina and a small portion of Georgia. BellSouth will transfer the PCS license to the partnership. The partnership is expected to begin construction of the PCS system infrastructure during the summer of 1995. Service start-up is anticipated by mid-1996. In anticipation of the infrastructure construction, the Company invested $50 million in CaroNet on April 28, 1995. CaroNet owns a ten percent limited partnership interest in BellSouth Carolinas PCS, L.P.

Item 6.   Exhibits and Reports on Form 8-K
______    ________________________________

          (a)  Exhibits

               None.

          (b) Reports on Form 8-K filed during or with respect to the quarter:



   Date of Report
(Earliest Event Reported)      Date of Signature     Items Reported
_________________________      _________________     ______________

 January 23, 1995              January 23, 1995       Item 7.  Financial
                                                      Statements, Pro
                                                      Forma Financial
                                                      Information and
                                                      Exhibits

 April 13, 1995                April 13, 1995         Item 7. Financial
                                                      Statements, Pro
                                                      Forma Financial
                                                      Information and
                                                      Exhibits

 April 20, 1995                April 20, 1995         Item 7. Financial
                                                      Statements, Pro
                                                      Forma Financial
                                                      Information and
                                                      Exhibits

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

Date:    May 12, 1995