Form 10-Q
period 1995-06-30
CAROLINA POWER & LIGHT CO
filed 1995-08-10
CIK 17797

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                                FORM 10-Q
    (Mark One)

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                        OR

       [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                  Commission file number 1-3382


                           CAROLINA POWER & LIGHT COMPANY
                           ______________________________
             (Exact name of registrant as specified in its charter)

        North Carolina                                    56-0165465
____________________________________________________________________________
(State or other jurisdiction of incorporation      (I.R.S. Employer Identifica-
             or organization                             tion No.)

         411 Fayetteville Street, Raleigh, North Carolina 27601-1748
         ___________________________________________________________
                (Address of principal executive offices)
                               (Zip Code)

                              919-546-6111
                              ____________
          (Registrant's telephone number, including area code)

____________________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock (Without Par Value) shares outstanding at July 31,1995: 155,431,022


                      PART I.  FINANCIAL INFORMATION


Item 1.       Financial Statements
_______       ____________________

              Reference is made to the attached Appendix containing the Consolidated Interim Financial Statements for the periods ended June 30, 1995. The amounts are unaudited but, in the opinion of management, reflect all transactions necessary to fairly present the Company's financial position and results of operations for the interim periods.

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations
_______       ___________________________________________________________

                             Results of Operations
            For the Three, Six and Twelve Months Ended June 30, 1995, As Compared With the Corresponding Periods One Year Earlier
            ___________________________________________________________

         Operating Revenues: For the three, six and twelve months ended June 30, 1995, operating revenues increased (decreased) due to the following factors (in millions):

                             Three Months      Six Months     Twelve Months
                             ____________      __________     _____________

Customer Growth/Changes
   In Usage Patterns              $24              $54             $107

Weather                            (8)             (24)            (116)

Price                             (21)             (49)             (79)

Sales to North Carolina Eastern
 Municipal Power Agency            (9)             (21)             (38)

Sales to Other Utilities            9               18               36
                                  ___              ___              ___
    Total                        $ (5)           $ (22)           $ (90)
                                  ===              ===              ===

       The decrease in the weather component of revenue for the twelve months ended June 30, 1995 is the result of mild weather in the current periods as compared to more extreme weather in the prior periods. The decrease in the price component of revenue for all periods is due primarily to the expiration of a North Carolina rate rider. This reduction in revenue did not significantly impact net income due to a corresponding decrease in amortization expense.
In addition, for the twelve-month period, approximately $20 million of the price component decrease is attributable to a decrease in the fuel cost component of revenue. Sales to North Carolina Eastern Municipal Power Agency (Power Agency) decreased for all periods due to the greater availability of the jointly-owned generating units. Sales to other utilities increased for the six-month and twelve-month periods due to the greater availability of the Company's generating units. For the three-month and six-month periods, the Company has become more active in the bulk power market, contributing to the increase in sales to other utilities for these periods.

      Operating Expenses: Despite an increase in total generation, fuel for generation decreased for the six months and twelve months ended June 30, 1995, due to greater availability of the Company's nuclear generating units. During these periods, lower-cost nuclear generation, as a percentage of total generation, increased and higher-cost fossil generation correspondingly decreased. For the three months ended June 30, 1995, fuel for generation increased due to an increase in total generation.

       For the six and twelve months ended June 30, 1995, deferred fuel cost increased primarily due to lower fuel costs associated with increased nuclear generation. For the twelve-month period, the increase due to lower fuel costs more than offset a decrease of $33 million related to fuel settlements reached with the Company's regulators. Pursuant to these settlements, the Company agreed to forgo recovery of deferred fuel costs totaling approximately $8 million and $41 million for the twelve-month periods ended June 30, 1995, and June 30, 1994, respectively.

       Purchased power decreased for the six and twelve months ended June 30, 1995, due to decreased purchases from other utilities, resulting from greater availability of the Company's generating facilities in the current periods, and due to lower purchases from Power Agency in accordance with the Harris Plant buyback agreement.

       The decrease in maintenance expense for the twelve months ended June 30, 1995, is due to a decrease in expense associated with outages at the Company's nuclear generating facilities.

       For all periods, the decreases in depreciation and amortization are primarily due to the completion of the amortization of abandoned plant costs for Harris Unit No. 2 and of costs associated with the North Carolina rate rider.

       The increase in income tax expense for all periods is primarily due to a reduction of expense in the prior periods related to certain Internal Revenue Service (IRS) audit issues. Additionally, for the twelve-month period, an increase in income contributed to the increase in income tax expense.

       Other Income (Expense): The decrease in Harris Plant carrying costs for the twelve months ended June 30, 1995, is primarily related to the Company's settlement with North Carolina Electric Membership Corporation in 1993.

       The decrease in interest income for all periods is due to the June 1994 recording of interest income related to certain IRS audit issues. Additionally, for the twelve months ended June 30, 1995, interest income decreased due to a settlement recorded in 1993, which increased interest income in the prior period.

       Other income, net, decreased for the twelve months ended June 30, 1995, due to a decrease in accretion to present value associated with the Company's abandonment costs and due to various other items, none of which is individually significant.

       The increase in the income tax credit for the twelve months ended June 30, 1995 is primarily attributable to lower income in the current period.

           Material Changes in Capital Resources and Liquidity
                From December 31, 1994, to June 30, 1995
                and From June 30, 1994, to June 30, 1995
           ___________________________________________________

       During the six and twelve months ended June 30, 1995, the Company issued long-term debt of $185 million and $235 million, respectively. The proceeds of these issuances, along with the issuance of short-term debt and internally generated funds, financed the redemption or retirement of long-term debt totaling $227.1 million during both the six and twelve months ended June 30, 1995.

       In order to provide flexibility in the timing and amounts of long-term financing, the Company uses short-term financing in the form of commercial paper backed by revolving credit agreements. These revolving credit agreements currently amount to $285 million. The Company had $82.7 million of commercial paper outstanding at June 30, 1995.

       The Company's capital structure at June 30, 1995, was 47.98% common stock equity, 49.37% long-term debt and 2.65% preferred stock. At June 30, 1994, the Company's capital structure was 49.9% common stock equity, 47.4% long-term debt and 2.7% preferred stock.

       The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" by Standard & Poors and "A+" by Duff & Phelps. Moody's Investors Service, Standard & Poors and Duff & Phelps have rated the Company's commercial paper "P-1", "A-1" and "D-1" respectively.

       In 1994, the Board of Directors of the Company authorized the Executive Committee of the Board to repurchase up to 10 million shares of the Company's common stock on the open market. Under this stock repurchase program, the Company has purchased approximately 4.6 million shares from July 1994 through June 1995. The decrease in average common shares outstanding resulted in an increase in earnings per common share of approximately $.01, $.03 and $.05 for the three, six and twelve months ended June 30, 1995, respectively.

                              Other Matters
                              _____________

       In 1994, the Company established a wholly-owned subsidiary, CaroNet, Inc., which owns a ten percent interest in BellSouth Carolinas PCS, L.P., a limited partnership led by BellSouth Personal Communications, Inc. (BellSouth). In March 1995, BellSouth won its bid for a Federal Communications
Commission license to operate a personal communications services (PCS) system covering most of North Carolina and South Carolina and a small portion of Georgia. PCS, a wireless communications technology, is expected to provide high-quality mobile communications. BellSouth will transfer the PCS license to the limited partnership. BellSouth is the general partner and handles day-to-day management of the business. In April 1995, the Company invested $50 million in CaroNet, Inc. in anticipation of infrastructure construction. Construction of the system infrastructure began in the spring of 1995 and service start-up is expected to begin in mid-1996.


                        PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings
_______      _________________

             Legal aspects of certain matters are set forth in Item 5 below.

Item 2.      Changes in Securities                     )
_______      _____________________                     )
                                                       )
Item 3.      Defaults upon Senior Securities           )    Not
_______      _______________________________           )    applicable for
                                                       )    the quarter ended
                                                       )    June 30, 1995.
                                                       )
                                                       )

Item 4.      Submission of Matters to a Vote
             of Security Holders
_______      _________________________________

             (a) The Annual Meeting of the Shareholders was held on May 10, 1995.

             (b) The meeting involved the election of directors. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to the management's nominees as listed below, and all such nominees were elected.

             (c) The Board of Directors' proposal to amend the Company's Restated Charter and By-Laws to establish a variable range for the size of the Company's Board of Directors was approved by the shareholders. The number of shares voted for the amendment was 123,301,566, the number of shares voted against the amendment was 13,424,654 and the number of shares that abstained from voting was 3,132,155. The Board of Directors' proposal to amend the Company's By-Laws to provide for Classification of the Board of Directors was approved by the shareholders. The number of shares voted for the amendment was 96,591,670, the number of shares voted against the amendment was 20,511,125, the number of shares that abstained from voting was 2,068,442, and the number of shares represented by broker non-votes was 20,687,138.

                   The total votes for the election of directors were as follows:

                                       Votes For          Votes Withheld
                                       _________          ______________

                    Class I
            (Term Expiring in 1996)
            _______________________

            Leslie M. Baker, Jr.       136,916,998          2,941,377
            George H. V. Cecil         136,903,383          2,954,922
            Sherwood H. Smith, Jr.     136,974,655          2,883,720
            J. Tylee Wilson            136,980,130          2,878,245

                    Class II
            (Term Expiring in 1997)
            _______________________

            Edwin B. Borden            137,080,180          2,778,195
            Richard L. Daugherty       136,954,985          2,903,390
            J. R. Bryan Jackson        137,108,169          2,750,206
            Robert L. Jones            137,034,539          2,823,836

                   Class III
            (Term Expiring in 1998)
            _______________________

            Felton J. Capel            136,941,665         2,916,710
            William Cavanaugh III      136,921,201         2,937,174
            Charles W. Coker           137,064,173         2,794,202
            Estell C. Lee              137,085,472         2,772,903

            (d)     Not applicable.

Item 5.     Other Information
_______     _________________

       1.     (Reference is made to the Company's 1994 Form 10-K,
              Competition and Franchises, page 8, paragraph 1b.) With regard to the petition filed with the North Carolina Utilities Commission (NCUC) by the Carolina Utility Customers Association, Inc. requesting that the NCUC hold a generic hearing to address various retail wheeling issues (Docket No. E-100, Sub 77), on July 21, 1995, the NCUC issued an order indicating that it will not convene a formal hearing to investigate these issues at this time. The NCUC's order noted that North Carolina's territorial assignment statute appears to prohibit retail wheeling, and the issue represents a number of jurisdictional uncertainties. The NCUC concluded that for the time being, it should monitor developments in other states and at the Federal Energy Regulatory Commission (FERC) regarding jurisdictional and other issues affecting retail wheeling. Instead of convening a hearing, the NCUC requested that interested parties suggest, by mid September 1995, specific issues for further consideration in this docket. The NCUC also indicated that it is considering holding informal proceedings to gather more information on competition issues in the future. The Company cannot predict the outcome of this matter.

       2.     (Reference is made to the Company's 1994 Form 10-K,
              Competition and Franchises, page 8, paragraph 1c.)  On
              June 8, 1995, and July 5, 1995, the Company filed with the
              NCUC and the South Carolina Public Service Commission
              (SCPSC) respectively, an Economic Development Rider which will permit the Company to provide a discount on the first five years of electric service it provides to businesses that locate to or expand within the Company's service territory if they meet certain criteria, including threshholds for the size of new load, the amount of investment and the number of new jobs provided by the businesses. The Economic Development Rider was approved by the NCUC on July 10, 1995, and by the SCPSC on July 21, 1995.

       3. (Reference is made to the Company's 1994 Form 10-K, Competition and Franchises, page 8, paragraph 1d.) In March 1995, the Company submitted bids in response to each of
              North Carolina Electric Membership Corporation's (NCEMC)
              two requests for proposals to provide (for a minimum of ten years) up to 225 MW per year of base load power to NCEMC beginning in 2001, an additional block of up to 225 MW per year beginning in 2002, and a third block of up to 225 MW per year beginning in 2003.  On June 30, 1995, the Company was notified by NCEMC that one of Company's bids had been selected for further negotiations. The Company is negotiating with NCEMC and is developing new bids, which will include
              a hybrid of the Company's two original bids.   The Company
              cannot predict the outcome of this matter.

       4.     (Reference is made to the Company's 1994 Form 10-K,
              Competition and Franchises, page 8. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1995, Item 5, paragraph 2.) On July 29, 1995, the North
              Carolina General Assembly (General Assembly) passed a bill directing the Joint Legislative Utility Review Committee
              (Utility Review Committee) to study whether or not the extension of interstate natural gas pipelines into North Carolina can and should be encouraged by amending the North Carolina
              Public Utilities Act (Public Utilities Act) to exempt from regulation as public utilities facilities that sell electric power and thermal energy generated with natural gas from these pipelines. The bill also directs the Utility Review Committee to study whether the Public Utilities Act should be amended to encourage the construction of new interstate pipelines in North Carolina. The bill orders the Utility Review Committee to report its findings and any recommendations regarding these matters to the General Assembly in 1996. The Company cannot predict the outcome of this matter.

       5.     (Reference is made to the Company's 1994 Form 10-K,
              Competition and Franchises, page 8.  Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1995, Item 5, paragraph 3.) With regard to the bill introduced in the General Assembly concerning public power agencies in the state, a substantially amended version of the bill, which authorizes internal reorganizational changes among the state's municipal power agencies, and orders the Utility Review Committee to study other issues contained in the bill as originally introduced, was passed by the General Assembly
              effective July 11, 1995.   The Company cannot predict the
              outcome of this matter.

       6.     (Reference is made to the Company's 1994 Form 10-K,
              Financing Program, page 11, paragraph 4. Reference is also made to the Company's Form 10-Q for the quarter ended
              March 31, 1995, Item 5, paragraph 5.) Retirements since March 31, 1995 consist of the following:

              -- The retirement on April 1, 1995, of $77.1 million principal amount of First Mortgage Bonds, 9.14% Series, which matured on that date.

              -- The retirement on June 8, 1995, of $25 million principal amount of First Mortgage Bonds, 8.92% Secured Medium-Term Notes, Series A, which matured on that date.

              -- The retirement on July 20, 1995, of $25 million principal amount of First Mortgage Bonds, 8.86% Secured Medium-Term Notes, Series A, which matured on that date.

       7. (Reference is made to the Company's 1994 Form 10-K, Retail Rate Matters, page 12, paragraph 3.) The Company filed its 1995 Integrated Resource Plan (IRP) with the NCUC on
              April 28, 1995, and with the SCPSC on June 30, 1995. The NCUC has scheduled a hearing regarding the Company's 1995 IRP to begin on October 10, 1995. The Company cannot predict the outcome of these matters.

       8.     (Reference is made to the Company's 1994 Form 10-K, Retail
              Rate Matters, page 12, paragraph 5.) With regard to the Company's annual North Carolina fuel case proceeding, on June 2, 1995, the Company filed an application with the NCUC to reduce the fuel expense portion of the Company's rates by approximately 15% to reflect improved nuclear performance and to refund, over a twelve-month period beginning in September 1995, approximately $50 million in fuel revenues, which exceeded actual costs for the test period, and interest. The Company's North Carolina fuel case hearing was held on August 1, 1995, but the NCUC has not yet rendered a decision. The Company cannot predict the outcome of this matter.

              In the South Carolina retail jurisdiction, the Company's fall 1995 South Carolina fuel case is scheduled to begin on September 13, 1995. The Company cannot predict the outcome of this matter.

       9. (Reference is made to the Company's 1994 Form 10-K, Retail Rate Matters, page 12, paragraph 6.) With regard to the NCUC's biennial avoided cost proceeding (Docket No. E-100, Sub 75), on June 23, 1995, the NCUC approved, with one minor exception, the Company's proposed lower avoided cost rates. The Company anticipates that the revised lower rates will result in savings to the Company, as it enters into new purchase agreements with qualifying facilities.

       10. (Reference is made to the Company's 1994 Form 10-K, Retail Rate Matters, page 12, paragraph 7.) With regard to the NCUC proceeding to consider whether the adoption of certain standards would further the purposes of the Public Utility Regulatory Policies Act, on May 16, 1995, the NCUC issued an order stating that it has already adopted the standards related to the use of integrated resource planning by electric utilities and investments in conservation and demand-side management. The order also states that the NCUC has implemented the standards related to energy efficiency investments in power generation and supply to the extent permitted by state law.

       11. (Reference is made to the Company's 1994 Form 10-K, Wholesale Rate Matters, page 14.) By letter dated May 31, 1995, the Company requested that the FERC (Docket No. 95-
              1139) establish a return on equity (ROE) in connection with the formula rates provided in the Power Coordination Agreement (PCA) dated August 27, 1993 between the
              Company and NCEMC. The requested ROE is consistent with the rate of return on common equity approved by the NCUC in the Company's 1988 rate case. The Company cannot predict the outcome of this matter.

       12.    (Reference is made to the Company's 1994 Form 10-K,
              Wholesale Rate Matters, page 14.)  On May 31, 1995, the
              Company filed a petition with the FERC (Docket No. EL95-
              50) seeking to recover certain fuel costs from the Company's wholesale customers. These costs are related to the Company's $6.8 million buyout of its contractual agreement with The Arch Coal Sales Company (Arch Coal). As a result of this buyout, the Company will purchase less coal from Arch Coal in the future and will pay a lower purchase price for that coal. The Company is seeking recovery of these costs from the NCUC and the SCPSC. The Company cannot predict the outcome of this matter.

       13.    (Reference is made to the Company's 1994 Form 10-K,
              Wholesale Rate Matters, page 14.)  On July 7, 1995,
              Smithfield Foods, Inc., doing business as Carolina Foods Processors, Inc. (Carolina Foods), filed a Complaint with the FERC (Docket No. EL95-60) alleging that certain charges imposed upon NCEMC under the PCA between the Company and NCEMC are unreasonable. These charges are related to generation installed by Carolina Foods, which receives electric service from Four County EMC (a customer of NCEMC). The Company filed its response to the Complaint on August 10, 1995. The Company cannot predict the outcome of this matter.

       14. (Reference is made to the Company's 1994 Form 10-K, Environmental Matters, page 15, paragraph 3.a.) With regard to the settlement negotiations involving the Maxey Flats Nuclear Disposal Site in Fleming County, Kentucky, on June
              5, 1995, a De Maximus Consent Decree (Consent Decree) was filed on behalf of the Maxey Flats Steering Committee, which includes the Company, and eleven federal agencies in the United States District Court for the Eastern District of Kentucky (Civil Action No. 95-58). The Consent Decree provides for the performance of the Initial Remediation Phase and the Balance of Remediation Phase, and for the reimbursement of certain response costs incurred by the EPA. The Department of Justice will receive comments relating to the proposed Consent Decree until August 18, 1995. Although the Company cannot predict the outcome of this matter, it does not anticipate that costs associated with this site will be material to the results of operations of the Company.

       15.    (Reference is made to the Company's 1994 Form 10-K,
              Environmental Matters, page 15, paragraph 3.c.) With regard to the remedial activities performed at the Elliot's Auto Parts site in Benton, Arkansas, on July 12, 1995, the Company was informed that the EPA had approved the final report regarding the site on October 13, 1994. Now that the final report has been approved, the settlement agreement between the Company and the Elliot's Auto Parts Potentially Responsible Party Committee will be implemented. Although the Company cannot predict the outcome of this matter, it does not anticipate that future costs associated with this site, if any, would be material to the results of operations of the Company.

       16.    (Reference is made to the Company's 1994 Form 10-K,
              Nuclear Matters, page 19, paragraph 3.) With regard to the disposal of low-level radioactive waste, effective July 1, 1995, South Carolina withdrew from the Southeast regional compact and excluded North Carolina waste generators from the existing disposal site in South Carolina. As a result, the State of North Carolina does not have access to a low-level radioactive waste disposal facility. The North Carolina Low-Level Radioactive Waste Management Authority, which is responsible for siting and operating a new low-level radioactive waste disposal facility for the Southeast regional compact, has submitted a license application for the site it selected in Wake County, North Carolina to the North Carolina Division of Radiation Protection. The Company's nuclear plants in North Carolina are currently storing low-level waste on site and are developing additional storage capacity to accommodate future needs. The Company's nuclear plant in South Carolina has access to the existing disposal site in South Carolina.
              Although the Company cannot predict the outcome of this matter, it does not expect the cost of providing additional on-site storage capacity for low-level radioactive waste to be material to the results of operations of the Company.

       17. (Reference is made to the Company's 1994 Form 10-K, Other Matters, page 27, paragraph 2. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1995,
              Item 5, paragraph 6.) With regard to the independent safety inspection report for the Marshall Hydroelectric Project, by letter dated June 15, 1995, the FERC requested that the Company perform further analyses and submit its findings to the FERC by no later than August 14, 1995. The Company cannot predict the outcome of this matter.

       18.    (Reference is made to the Company's 1994 Form 10-K, Other
              Matters, page 27, paragraph 4.) With regard to the tax refund dispute (Civil Action No. 5:94-CV-313-BR3) in which the Company is seeking a refund of certain tax and interest related to the Harris Plant depreciation deductions that were previously disallowed by the Internal Revenue Service, it is anticipated that a trial in this matter will begin in late 1995 or early 1996.

Item 6.   Exhibits and Reports on Form 8-K
_______   ________________________________

          (a)    Exhibits

              3(i) Restated Charter of Carolina Power & Light Company as amended on May 10, 1995.

              3(ii) By-Laws of Carolina Power & Light Company as amended on May 10, 1995.

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

                                     CAROLINA POWER & LIGHT COMPANY

                                               (Registrant)


                                     By /s/ Glenn E. Harder
                                            Executive Vice President



                                     By /s/ Paul S. Bradshaw
                                            Vice President and Controller
                                            (and Principal Accounting Officer)
Date:    August 10, 1995