Form 10-Q
period 1995-09-30
CAROLINA POWER & LIGHT CO
filed 1995-11-09
CIK 17797

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-Q
(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  September 30, 1995
                                            __________________

                                  OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from  _______ to _________


            Commission file number 1-3382
                                   ______

                   CAROLINA POWER & LIGHT COMPANY
                   ______________________________
         (Exact name of registrant as specified in its charter)

     North Carolina                              56-0165465
     ______________                            ________________
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)


     411 Fayetteville Street, Raleigh, North Carolina 27601-1748
     ___________________________________________________________
             (Address of principal executive offices)
                             (Zip Code)

                             919-546-6111
                             ____________
        (Registrant's telephone number, including area code)


__________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X .  No   .


                APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.  Common Stock (Without Par Value) shares outstanding at
October 31, 1995:   153,889,022



                         PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements
______      ____________________

         Reference is made to the attached Appendix containing the Consolidated Interim Financial Statements for the periods ended September 30, 1995. The amounts are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
______      _________________________________________________


                          Results of Operations
        For the Three, Nine and Twelve Months Ended September 30, 1995,
          As Compared With the Corresponding Periods One Year Earlier
        _______________________________________________________________


       Operating Revenues: For the three, nine and twelve months ended September 30, 1995, operating revenues increased due to the following factors (in millions):

                              Three Months   Nine Months   Twelve Months
                              ____________   ___________   _____________

Customer Growth/Changes
   In Usage Patterns            $33             $88            $118

Weather                          31               7             (25)

Price                            (6)            (55)            (73)

Sales to North Carolina Eastern
 Municipal Power Agency           1             (21)            (27)

Sales to Other Utilities         11              29              36
                                ___             ___            ____
     Total                     $ 70            $ 48            $ 29
                               ====            ====            ====

    The increase in the weather component of revenue for the three months ended September 30, 1995, is the result of warmer weather in the current period as compared to the prior period.
The decrease in the price component of revenue for the nine- and twelve-month periods is due primarily to the expiration in July 1994 of a North Carolina rate rider under which the Company was allowed recovery of abandoned plant costs. The reduction in revenue did not significantly impact net income due to a corresponding decrease in amortization expense. In addition, approximately $15 million of the price component decrease for the nine-month period and approximately $20 million for the twelve-month period is attributable to a decrease in the fuel cost component of revenue. Sales to North Carolina Eastern Municipal Power Agency (Power Agency) decreased for the nine- and twelve-month periods due to greater availability of the jointly-owned generating units. Sales to other utilities increased for the nine- and twelve-month periods due to greater availability of the Company's generating units. In addition, the Company was more active in the bulk power market, contributing to the increase in sales to other utilities for all periods.

    Operating Expenses: The increase in fuel for generation for the three and nine months ended September 30, 1995, is primarily the result of 9% and 7% increases in total generation, respectively. Also contributing to the increase for the three-month period is a decrease in lower-cost nuclear generation primarily attributable to a nuclear plant outage during the current period. Despite a 6% increase in total generation, fuel for generation decreased for the twelve months ended
September 30, 1995, due to greater availability of the Company's nuclear generating units in the current period. During this period, lower-cost nuclear generation, as a percentage of total generation, increased and higher-cost fossil generation correspondingly decreased.

    For the three months ended September 30, 1995, deferred fuel cost decreased primarily due to higher fuel costs resulting from a nuclear plant outage in the current period. In addition, greater demand in the current period resulted in increased generation at the higher-cost fossil plants.

    Purchased power decreased for the nine and twelve months ended September 30, 1995, due to reduced purchases from Power Agency in accordance with the Harris Plant buyback agreement that stipulates a decrease in the buyback percentage from 50% in 1993 and 1994 to 33% in 1995. For the twelve-month period, the decrease also reflects lower purchases from other utilities, as a result of greater availability of Company generating facilities in the current period. For the three-month period, purchased power increased due to increased purchases from other utilities as a result of warmer weather and a nuclear plant outage in the current period.

    For the nine and twelve months ended September 30, 1995, maintenance expense decreased due to shorter nuclear outages in the current periods as compared to the prior periods. The increase in the three-month period is primarily due to a nuclear plant outage during the current period.

    For all periods, the decreases in depreciation and amortization reflect the completion of the amortization of abandoned plant costs for Harris Unit No. 2. For the nine- and twelve-month periods, the decrease also reflects the completion of amortization of costs associated with the North Carolina rate rider.

    The increase in income tax expense for all periods is primarily due to an increase in operating income. Additionally, contributing to the increase for the nine- and twelve-month periods is a reduction of expense in the prior periods related to certain Internal Revenue Service (IRS) audit issues.

    Other Income (Expense): The increase in the income tax credit for all periods ended September 30, 1995, is primarily attributable to lower non-operating income in the current periods.

    The decrease in Harris Plant carrying costs for the twelve months ended September 30, 1995, is primarily related to the Company's settlement with North Carolina Electric Membership
Corporation in 1993.

    The decrease in interest income for the nine- and twelve-month periods is primarily due to the June 1994 recording of interest income related to certain IRS audit issues.

    Interest Charges: Other interest charges increased for all periods ended September 30, 1995, primarily due to a $6 million interest accrual related to the 1995 North Carolina Utilities Commission Fuel Order. Due to the improved performance of the Company's nuclear facilities during the test year ended March 31, 1995, the fuel component of customer rates exceeded actual fuel costs incurred. As a result, the Company must refund this over-recovery of fuel cost with interest over the twelve month period beginning September 15, 1995.


         Material Changes in Capital Resources and Liquidity
           From December 31, 1994, to September 30, 1995
         and From September 30, 1994, to September 30, 1995
         __________________________________________________


    During the nine and twelve months ended September 30, 1995, the Company issued long-term debt of $185 million and $235 million, respectively. The proceeds of these issuances, along with the issuance of short-term debt and internally generated funds, financed the redemption or retirement of long-term debt totaling $252 million during the nine and twelve months ended September 30, 1995.

    In order to provide flexibility in the timing and amounts of long-term financing, the Company uses short-term financing in the form of commercial paper backed by revolving credit agreements. As of September 30, 1995, the Company's credit facilities total $285 million, consisting of long-term agreements totaling $185 million and a $100 million short-term agreement. The Company had $17 million of commercial paper outstanding at September 30, 1995.

    The Company's capital structure as of September 30 was as follows:

                                  1995              1994
                                  ____              ____

Common Stock Equity              48.22%            49.82%

Long-term Debt                   49.15%            47.46%

Preferred Stock                   2.63%             2.72%


    The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" by Standard & Poors and "A+" by Duff & Phelps. Moody's Investors Service, Standard & Poors and Duff & Phelps have rated the Company's commercial paper "P-1", "A-1" and "D-1" respectively.

    In 1994, the Board of Directors of the Company authorized the Executive Committee of the Board to repurchase up to 10 million shares of the Company's common stock on the open market. Under this stock repurchase program, the Company has purchased approximately 6.8 million shares from July 1994 through September 1995. The decrease in average common shares outstanding resulted in an increase in earnings per common share of approximately $.04, $.07 and $.07 for the three, nine and twelve months ended September 30, 1995, respectively.

                 Impact of New Accounting Standard
                 _________________________________

    The Financial Accounting Standards Board has issued
Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of the Statement, which must be implemented by the Company for the year beginning January 1, 1996, require a review of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If such a review indicates that the carrying amount of an asset is not recoverable, an impairment loss must be recognized. The Company's initial review indicates that the implementation of this Statement will not have a material impact on the results of operations. In accordance with the requirements of the Statement, the Company will periodically review its long-lived assets to determine if an impairment loss exists.


                   PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings
______     _________________

Legal aspects of certain matters are set forth in Item 5 below.


Item 2.    Changes in Securities            )
______     _____________________            )
                                            )
                                            )
Item 3.    Defaults upon Senior Securities  )   Not applicable
_______    _______________________________  )   for the quarter
                                            )   ended September 30, 1995.
                                            )
                                            )
Item 4.    Submission of Matters to a Vote  )
           of Security Holders              )
______     _______________________________  )


Item 5.    Other Information
______     _________________


        1. (Reference is made to the Company's 1994 Form 10-K General, page 3, paragraph 4.a.). A 60-minute system peak demand record of 10,156 megawatts (MW) was reached on August 14, 1995. At the time of this peak demand, the Company's capacity margin based on installed capacity (less unavailable capacity) and scheduled firm purchases and sales was approximately 5.45%.

        2. (Reference is made to the Company's 1994 Form 10-K, Generating Capability, page 4, paragraph 3.) With regard to the Company's plan to construct ten new combustion turbine generating units adjacent to the Company's Lee Steam Electric Plant in Wayne County, North Carolina, on September 27, 1995, the Company filed an Application for a Certificate of Public Convenience and Necessity with the North Carolina Utilities Commission (NCUC) seeking permission to construct combustion turbines with a combined capacity of 500 MW at the Wayne County site. The units are scheduled to begin commercial service in 1998. The NCUC hearing in this matter
             is scheduled for January  9, 1996.   Although the
             Company's resource addition plans have not changed, the Company elected not to seek permission at the present time to construct the entire amount of capacity as set forth in its preliminary plans so that it can evaluate other resource options. The Company cannot predict the outcome of this matter.

        3. (Reference is made to the Company's 1994 Form 10-K, Competition and Franchises, page 8, paragraph 1.b. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1995, Item 5, paragraph 1.) With regard to the Notice of Proposed Rulemaking (Proposal) issued by the Federal Energy Regulatory Commission (FERC) on March 29, 1995, that would establish guidelines for wholesale wheeling of electric power, the Company filed comments regarding the Proposal with the FERC on August 7, 1995. In those comments, the Company disagreed with the FERC's approach to regulating wholesale wheeling, and indicated that in issuing the proposed guidelines the FERC exceeded its authority. The Company also suggested ways to improve the proposed guidelines, in the event that they are enacted. On August 11, 1995, the Company filed comments concerning the FERC's inquiry regarding the potential environmental impact of the Proposal. In those comments, the Company questioned whether the FERC had complied with the requirements of the National
             Environmental Policy Act.   On October 4, 1995,
             the Company filed reply comments which addressed a number of specific points made in the initial comments other parties filed regarding the Proposal. The Company cannot predict the outcome of this matter.

        4. (Reference is made to the Company's 1994 Form 10-K, Competition and Franchises, page 8, paragraph 1.b. Reference is also made to the Company's Form 10-Q for the quarter ended
             June 30, 1995, Item 5, paragraph 1.) With regard to the petition filed with the NCUC on February 8, 1995 by the Carolina Utility Customers Association, Inc. requesting that the NCUC hold a generic hearing to address various retail wheeling issues, in an order dated July 21, 1995, the NCUC requested that interested parties suggest specific
             issues for further consideration.   On September
             19, 1995, the Company filed with the NCUC a list of specific issues it believes should be addressed prior to any form of retail wheeling being allowed in the state of North Carolina. The issues include, but are not limited to, (i) concerns about system planning and service reliability;
             (ii) the drastic changes to the laws governing utility regulation that would need to be implemented before retail wheeling could be allowed; (iii) whether retail choice promotes cost reduction rather than cost shifting; and (iv) how will stranded costs be determined and recovered. The Company cannot predict the outcome of this matter.

        5. (Reference is made to the Company's 1994 Form 10-K, Competition and Franchises, page 8, paragraph 1.d. Reference is also made to the Company's Form 10-Q for the quarter ended June 30, 1995, Item 5, paragraph 3.) With regard to the bids submitted by the Company in response to North Carolina Electric Membership Corporation's (NCEMC) two requests for proposals, on September 13, 1995, NCEMC notified the Company that it had decided to suspend negotiations regarding the Company's bids at this time, but requested that the Company leave
             its bids open for future consideration.   Under
             the terms of the Power Coordination Agreement, dated August 27, 1993, between the Company and NCEMC, reductions in the baseload capacity NCEMC purchases from the Company beyond the year 2000 are subject to specific limits and require five years notice. NCEMC has not officially notified the Company that the baseload power to be supplied to NCEMC by the Company beginning in 2001 will be provided by another entity. The Company cannot predict the outcome of this matter.

        6. (Reference is made to the Company's 1994 Form 10-K, Financing Program, page 10, paragraph 5.) As of September 30, 1995, the Company's credit facilities total $285 million, consisting of long-term agreements totaling $185 million and a $100 million short-term agreement.

         7. (Reference is made to the Company's 1994 Form 10-K, Retail Rate Matters, page 12, paragraph 3. Reference is also made to the Company's Form 10-Q for the quarter ended June 30, 1995, Item 5, paragraph 7.) With regard to the Company's 1995 Integrated Resource Plan (IRP), which was filed with the NCUC on April 28, 1995, by order dated September 8, 1995, the NCUC revised the filing and hearing schedule in this proceeding. The NCUC has indefinitely postponed the hearing that was scheduled for October 10, 1995, in order to better identify and refine the evidentiary issues so that the hearing can be more clearly focused and efficiently managed. The order also required all parties not previously filing testimony to file comments on the utilities' prefiled testimony by October 10, 1995, and allowed all parties to file reply comments by October 23, 1995. In a subsequent order, the NCUC established November 7, 1995 as the deadline for intervenors to respond to the reply comments, and allowed the electric utilities to file rebuttal comments by November 14, 1995. The Company cannot predict the outcome of this matter.

         8. (Reference is made to the Company's 1994 Form 10-K, Retail Rate Matters, page 12, paragraph 5. Reference is also made to the Company's Form 10-Q for the quarter ended June 30, 1995, Item 5, paragraph 8.) With regard to the Company's annual North Carolina fuel case proceeding, by order dated September 6, 1995, the NCUC approved the Company's request for a reduction in the fuel expense portion of the Company's rates, reflecting the Company's improved nuclear performance, and refunding approximately $44 million in fuel-related revenues, which exceeded actual costs for the test period, and $6 million in related interest. The new fuel factor became effective on September 15, 1995, and will remain in effect for one year.

             With regard to the South Carolina jurisdiction, the Company's fall 1995 fuel case hearing was held on September 13, 1995, and by order dated September 25, 1995, the South Carolina Public Service Commission (SCPSC) approved the continuation of the existing fuel factor of 1.34 cents/kwh for the six month period October 1, 1995 through March 31, 1996, as requested by the Company.

         9. (Reference is made to the Company's 1994 Form 10-K, Nuclear Matters, page 19, paragraph 7.b.) With regard to the Individual Plant Examinations (IPEs) required by the Nuclear Regulatory Commission, in June 1995, the Company completed and submitted the results of the second phase of the IPEs (for externally initiated events) for the Company's three nuclear plants. The results of the IPEs indicated that some procedural changes may be required for the Harris and Brunswick Plants. Those results also indicated that both minor procedural changes and minor plant modifications may be required for the Robinson Plant. Although the Company cannot predict at this time the exact magnitude of the financial and operational impacts of the second phase of the IPEs, it does not expect those impacts to be material to the results of operations of the Company.

         10. (Reference is made to the Company's 1994 Form 10-K, Other Matters, page 27, paragraph 2. Reference is also made to the Company's Forms 10-Q for the quarter ended March 31, 1995, Item 5, paragraph 6, and for the quarter ended June 30, 1995, Item 5, paragraph 17.) With regard to the independent safety inspection report for the Marshall Hydroelectric Project, on August 17, 1995, a meeting was held between the Company and the FERC to discuss the FERC's June 15, 1995, request for further analyses. As a result of that meeting, the Company submitted the first phase of the requested analyses to the FERC by letter dated September 15, 1995. The Company cannot predict the outcome of this matter.

        11. (Reference is made to the Company's 1994 Form 10-K, Other Matters, page 27, paragraph 4. Reference is also made to the Company's Form 10-Q for the quarter ended June 30, 1995, Item 5, paragraph 18.) With regard to the tax refund dispute (Civil Action No. 5:94-CV-313-BR3) in which the Company is seeking a refund of certain tax and interest related to the Harris Plant depreciation deductions that were previously disallowed by the Internal Revenue Service, on August 31, 1995, the U.S. Government (Government) filed a Motion for Summary Judgment. The Company filed a response in opposition to the Government's Motion. By Order dated October 18, 1995, the court denied the Government's Motion for Summary Judgment. It is anticipated that a trial in this matter will begin in late 1995 or early 1996. The Company cannot predict the outcome of this matter.

        12. (Reference is made to the Company's 1994 Form 10-K, Other Matters, page 27, paragraph 6. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1995, Item 5, paragraph 9.) With regard to the Company's wholly-owned subsidiary, CaroNet, Inc. (CaroNet), in addition to participating in the regional partnership that will operate a personal communications services system, CaroNet plans to provide intrastate and interstate telecommunications services as a wholesaler. On May 15, 1995 and May 22, 1995, CaroNet filed applications with the NCUC and the SCPSC, respectively, for a Certificate of Public Convenience and Necessity, seeking permission to provide wholesale intrastate telecommunications services in North Carolina and South Carolina. By order dated November 3, 1995, the NCUC stated that it will no longer regulate the provision of wholesale intrastate telecommunications services. As a result of this order, the application CaroNet filed with the NCUC will be withdrawn. The hearing regarding the application filed with the SCPSC was held on November 1, 1995, but the SCPSC has not yet issued its decision. The Company cannot predict the outcome of this matter.


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



                       CAROLINA POWER & LIGHT COMPANY

                             (Registrant)




                 By:   /s/ Glenn E. Harder
                       Executve Vice President
                       and Chief Financial Officer




Date:   November 9, 1995