Form 10-Q/A
period 1995-09-30
CAROLINA POWER & LIGHT CO
filed 1995-11-14
CIK 17797

Carolina Power & Light Company
STATEMENTS  OF  CASH  FLOWS
(In thousands)                                                   Three Months Ended      Nine Months Ended     Twelve Months Ended
                                                                    September 30            September 30           September 30
                                                                 1995        1994        1995        1994        1995        1994
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                $  151,905  $  120,253  $  305,900  $  267,292  $  351,775  $  331,164
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization                              111,958     119,547     334,706     363,174     445,012     487,725
    Harris Plant deferred costs                                  5,147       4,078      14,583      12,205      18,953       7,611
    Deferred income taxes                                       12,499      (5,578)      4,988      (4,771)     46,999      32,993
    Investment tax credit adjustments                           (2,553)     (2,884)     (7,658)     (8,653)    (10,542)    (11,612)
    Allowance for equity funds used during construction           (774)     (1,660)     (2,671)     (5,761)     (2,984)     (8,330)
    Deferred fuel cost (credit)                                 (8,683)     28,626       7,117      20,411      24,876      13,965
    Net (increase) decrease in receivables, inventories
      and prepaid expenses                                       5,147      19,246     (73,818)    (50,068)    (97,641)     19,103
    Net increase (decrease) in payables and accrued
      expenses                                                  37,425      25,565      30,622      (1,234)    (14,915)    (50,608)
    Miscellaneous                                                7,300       2,983      34,526      18,428      11,168       1,479
-----------------------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                 319,371     310,176     648,295     611,023     772,701     823,490
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities
  Gross property additions                                     (52,629)    (63,935)   (191,361)   (191,876)   (274,262)   (302,609)
  Nuclear fuel additions                                       (31,933)     (2,894)    (67,243)    (15,322)    (77,771)    (34,834)
  Contributions to external decommissioning trust               (6,899)     (4,746)    (33,515)    (18,461)    (36,679)    (28,253)

  Contributions to retiree benefit trusts                          -           -        (2,400)    (18,917)     (2,400)    (20,167)
  Loan transactions with SPSP Trustee, net                         -           -           -           -           -         9,125
  Allowance for equity funds used during construction              774        1,660      2,671       5,761       2,984       8,330
  Miscellaneous                                                 (5,212)        -       (21,734)        -       (27,829)        -
-----------------------------------------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                     (95,899)     (69,915)  (313,582)   (238,815)    (415,957)  (368,408)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities
  Proceeds from issuance of long-term debt                         -            -      180,670     268,325      230,556    313,086
  Net increase (decrease) in short-term notes
    payable (maturity less than 90 days)                       (65,700)     (57,600)   (51,100)    (61,000)       2,000     10,000
  Retirement of long-term debt                                 (25,000)        (138)  (252,095)   (268,377)    (252,098)  (536,970)
  Purchase of Company common stock (Note 3)                    (67,403)     (86,732)   (75,396)    (86,732)    (103,381)   (86,732)
  Dividends paid on common stock                               (64,702)     (64,226)  (194,941)   (192,398)    (257,750)  (257,441)
  Dividends paid on preferred stock                             (2,399)      (2,400)    (7,222)     (7,214)      (9,622)    (9,482)
-----------------------------------------------------------------------------------------------------------------------------------
     Net Cash Used in Financing Activities                    (225,204)    (211,096)  (400,084)   (347,396)    (390,295)  (567,539)
-----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents            (1,732)      29,165    (65,371)     24,812      (33,551)  (112,457)

Cash and Cash Equivalents at Beginning of the Period            16,600       19,254     80,239      23,607       48,419    160,876
-----------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Esquivalents at End of the Period           $     14,868   $   48,419  $  14,868  $   48,419   $   14,868  $  48,419
===================================================================================================================================

Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                    $     49,685   $   52,719  $ 153,140  $  148,349   $  193,544  $ 199,990
                              income taxes                $     24,000   $   22,736  $  64,611  $   75,461   $  169,909  $ 118,339

 ...................................................................................................................................
See Supplemental Data and Notes to Financial Statements
