Form 10-Q/A
period 1995-09-30
CAROLINA POWER & LIGHT CO
filed 1996-02-12
CIK 17797

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

                           FORM 10-Q/A
                              NO. 2
(This second amendment is being filed as a result of 1) technical problems encountered in the filing of the original Form 10-Q on November 9, 1995, which caused portions of the Statements of Cash Flows to be omitted, and 2) the need to include a cover page and signature page, which were omitted from the amendment filed on November 14, 1995.)

(Mark One)

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1995
                                         __________________

                               OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______ to _____

          Commission file number 1-3382

                 CAROLINA POWER & LIGHT COMPANY
          _____________________________________________
     (Exact name of registrant as specified in its charter)

     North Carolina                     56-0165465
____________________________________________________________
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)

411 Fayetteville Street, Raleigh, North Carolina 27601-1748
____________________________________________________________
            (Address of principal executive offices)
                          (Zip Code)

                      919-546-6111
                      ____________
    (Registrant's telephone number, including area code)

___________________________________________________________
(Former name, former address and former fiscal year, if
               changed since last report)

   Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X       No    .
                                        ___         ___


              APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.  Common Stock (Without Par Value) shares outstanding at
October 31, 1995:  153,889,022

                               SIGNATURES


     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CAROLINA POWER & LIGHT COMPANY
                                          (Registrant)


                                By:  /s/ Glenn E. Harder
                                     Executive Vice President and
                                     Chief Financial Officer

Date:  February 1, 1996