Form 10-Q
period 1996-03-31
CAROLINA POWER & LIGHT CO
filed 1996-05-14
CIK 17797

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q
  (Mark One)

    [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996
                                            ______________


                                OR

    [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _____


                        Commission file number 1-3382
                                               ______


                        CAROLINA POWER & LIGHT COMPANY
                        ______________________________
           (Exact name of registrant as specified in its charter)

    North Carolina                                         56-0165465
______________________________________________________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

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


______________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock (Without Par Value) shares outstanding at April 30, 1996:
152,086,922.

                  PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements
_______     ____________________

         Reference is made to the attached Appendix containing the Consolidated Interim Financial Statements for the periods ended March 31, 1996. The amounts are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods.


Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations
_______     ____________________________________________________________


                           Results of Operations
            For the Three and Twelve Months Ended March 31, 1996,
            As Compared With the Corresponding Periods One Year Earlier
            ___________________________________________________________


   Operating Revenues: For the three and twelve months ended March 31, 1996, operating revenues increased due to the following factors (in millions):

                             Three Months             Twelve Months
                             ____________             _____________

Customer Growth/Changes
   In Usage Patterns           $  15                    $   81

Weather                           31                       111

Price                            (15)                      (48)

Other                             24                        58
                               _____                     _____
     Total                      $ 55                     $ 202
                               =====                     =====

    The increase in the weather component of revenue for the three months ended March 31, 1996, is the result of colder weather in the current period as compared to the prior period, which was milder than normal. The twelve-month increase lso reflects more extreme weather patterns in the current period than in the prior period. Approximately $13 million of the decrease in the price componet of revenue for the three-month period and approximately $32 million for the twelve-month period are attributable to a decrease in the fuel cost component of revenue. In addition, for the twelve months, the price component decreased due to the expiration in July 1994 of a North Carolina rate rider under which the Company was allowed recovery of certain abandoned plant costs. This reduction in revenue did not significantly impact net income due to a corresponding decrease in amortization expense. The increase in the other component for both periods is due to increased bulk power sales, which reflect weather impacts and to the Company's active participation in the bulk power market. The loss of 200 megawatts of load from North Carolina Electric Membership Corporation, beginning in January 1996, is included as a reduction in the customer growth component.

    Operating Expenses: The increase in fuel expense for the three and twelve months ended March 31, 1996, is primarily due to a change in the generation mix. For the three months, fossil generation, as a percentage of total generation, increased from 43% to 59% and lower-cost nuclear generation decreased from 55% to 39%. For the twelve months, fossil generation increased from 47% to 57%, and nuclear generation decreased from 51% to 41%. The change in the generation mix is due primarily to the timing of refueling outages of the Company's nuclear facilities. Also contributing to the increase in fuel expense for both periods is an increase in total generation due to higher sales.

   Purchased power increased for the three months ended March 31, 1996, due to reduced purchases from cogenerators in the prior period. For the twelve months ended March 31, 1996, purchased power increased due to the reduced purchases from cogenerators in the prior period ($15 million) and increased purchases from other utilities ($24 million). These increases were partially offset by a $14 million decrease in purchases from Power Agency, which was primarily due to the provisions of the Company's 1993 agreement with Power Agency. Pursuant to this agreement, the Company's buyback percentage of capacity and energy from the Harris Plant decreased from 50% in 1994 to 33% in 1995 and 1996.

    Excluding the impact of a December 1994 insurance reserve adjustment, which reduced expense in the prior period, operation and maintenance expense decreased $20 million for the twelve months ended March 31, 1996. In the prior year there were several major fossil plant outages that resulted in higher expense for that period as compared to the current period.

    For the twelve months ended March 31, 1996, the decrease in depreciation and amortization reflects the completion of the amortization of abandoned plant costs for Harris Unit No. 2 ($14 million decrease) and the completion in July 1994 of the amortization of certain abandoned plant costs associated with a North Carolina rate rider ($13 million decrease). Partially offsetting the decreases was an increase of $11 million in depreciation expense.

    The increase in income tax expense for both periods is primarily due to an increase in operating income.

    Other Income: The increase in the income tax credit for the twelve months ended March 31, 1996, is primarily attributable to lower non-operating income in the current period.

    The decrease in interest income for the twelve-month period is primarily due to the recording in June 1994 of interest income related to certain IRS audit issues.

    Other income, net, decreased for the twelve-month period due to an increase in charitable contributions of approximately $7 million and decreases in various income items, none of which is individually significant.

    Interest Charges: Other interest charges increased for the twelve months ended March 31, 1996, primarily due to a $6 million interest accrual related to the 1995 North Carolina Utilities Commission Fuel Order.


               Material Changes in Capital Resources and Liquidity
                   From December 31, 1995, to March 31, 1996
                   and From March 31, 1995, to March 31, 1996
               ___________________________________________________

    During the twelve months ended March 31, 1996, the Company issued long-term debt of $125 million. The Company did not issue long-term debt in the three-month period. The proceeds of this issuance, and/or the issuance of short-term debt and internally generated funds, financed the redemption or retirement of long-term debt totaling $248 million and $399 million during the three and twelve months ended March 31, 1996, respectively.

    In the first quarter of 1996, the Company entered into two new long-term revolving credit facilities totaling $350 million, which support the Company's commercial paper borrowings. The Company is required to pay minimal annual commitment fees to maintain these facilities. Consistent with management's intent to maintain its commercial paper on a long-term basis, and as supported by its long-term credit facilities, the Company has included in long-term debt $339 million of commercial paper outstanding as of March 31, 1996. In addition to these new facilities, the Company has other long-term credit agreements totaling $235 million and a $100 million short-term credit agreement.

    The Company's capital structure as of March 31 was as follows:

                              1996                         1995
                              ____                         ____

Common Stock Equity          49.47%                        48.94%

Long-term Debt               47.83%                        48.37%

Preferred Stock               2.70%                         2.69%

    The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" by Standard & Poor's and "A+" by Duff & Phelps. Moody's Investors Service, Standard & Poor's and Duff & Phelps have rated the Company's commercial paper "P-1," "A-1" and "D-1," respectively.

    In 1994, the Board of Directors of the Company authorized the repurchase of up to 10 million shares of the Company's common stock on the open market. In accordance with the stock repurchase program, the Company has purchased approximately 8.6 million shares through March 31, 1996.

                      PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings
_______      _________________

             Legal aspects of certain matters are set forth in Item 5 below.


Item 2.      Changes in Securities        )
_______      _____________________        )
                                          )
                                          )
Item 3.      Defaults upon Senior         )    Not applicable for the
             Securities                   )    quarter ended March 31, 1996.
_______      ____________________         )
                                          )
Item 4.      Submission of Matters to     )
             a Vote of Security Holders   )
_______      __________________________   )



Item 5.      Other Information
_______      _________________

        1. (Reference is made to the Company's 1995 Form 10-K, Generating Capability, paragraph 3, page 6.) With regard to the Company's generation additions schedule, the Company filed an Application for a Certificate of Public Convenience and Necessity with the North Carolina Utilities Commission (NCUC) on September 27, 1995, seeking permission to construct 500 MW of combustion turbine capacity adjacent to the Company's Lee Steam Electric Plant in Wayne County, North Carolina. The NCUC hearing in this matter was held on January 9, 1996, and by order issued March 21, 1996, the NCUC granted the Company a certificate to construct these combustion turbine units.

            The Company issued a Notice of Inquiry (NOI) on March 12, 1996 concerning short-term power purchases for the peak winter months of 1998 and 1999, and the peak summer months of 1998. The NOI was sent to a number of electric utilities, independent power producers and power marketers. The Company has received a number of bids, which are under review and evaluation. The Company currently plans to issue a request for bids during the second quarter of 1996 relating to its next two blocks of capacity additions. The Company cannot predict the outcome of these matters.

        2. (Reference is made to the Company's 1995 Form 10-K, Competition and Franchises, paragraph 1.b., page 8). On April 24, 1996 the Federal Energy Regulatory Commission (FERC) issued its final rules on open access transmission and stranded costs and on information systems and standards of conduct. The rule as announced will require all transmitting utilities to have on file an open access transmission tariff and it contains provision for the recovery of stranded costs. The rule also contains numerous other items that could impact the sale of electric energy at the wholesale level. These final rules become effective sixty (60) days after the rules are published in the Federal Register. FERC also issued a notice of proposed rulemaking (NOPR) on Capacity Reservation Open Access Transmission Tariffs. Comments on this new NOPR are due to FERC by August 1, 1996. The Company cannot predict the outcome of this matter.

            With regard to the issue of retail competition in the Company's retail jurisdictions, in 1995, the NCUC concluded that for the time being it should monitor developments in other states and at the FERC regarding jurisdictional and other issues affecting retail competition. The NCUC also requested that interested parties suggest specific issues it should consider in connection with this matter. In response to those suggestions, on April 3, 1996, the NCUC issued an order seeking comments regarding the impact of retail competition on system reliability, obligation to serve, stranded costs and ancillary costs. These comments are due June 3, 1996. The NCUC continues to believe there is no need to hold hearings at this time. The Company cannot predict the outcome of this matter.

        3. (Reference is made to the Company's 1995 Form 10-K, Competition and Franchises, paragraph 1.f., page 10.) On April 26, the Joint Utility Review Committee adopted a resolution stating "that no further amendments to Chapter 62 of the General Statutes are necessary at this time to encourage the construction of new interstate pipelines in North Carolina (and) that the Committee will continue to review the efforts to expand natural gas service in North Carolina on a regular basis, as the Committee has done since 1987." The Company cannot predict the outcome of this matter.

        4. (Reference is made to the Company's 1995 Form 10-K, Financing Program, paragraph 4, page 12.) Additional retirements and redemptions during 1996 were as follows:

            -- The retirement on April 1, 1996, of $30 million principal amount of First Mortgage Bonds, 5.125% Series, which matured on that date.

            -- The redemption on April 1, 1996, of $100 million principal amount of First Mortgage Bonds, 9% Series due April 1, 2022, at 105.89% of the principal amount of such bonds plus accrued interest to the date of redemption.

        5. (Reference is made to the Company's 1995 Form 10-K, Retail Rate Matters, paragraph 3, page 14.) With regard to the South
            Carolina Public Service Commission's (SCPSC) proceeding to consider the Company's 1995 Integrated Resource Plan, the South Carolina Consumer Advocate and Nucor Corporation have intervened in this proceeding. The Company cannot predict the outcome of this matter.

        6. (Reference is made to the Company's 1995 Form 10-K, Retail Rate Matters, paragraph 5, page 14.) With regard to the Company's spring 1996 South Carolina fuel case hearing, by order dated March 29, 1996, the SCPSC granted the Company's request to maintain the fuel factor at its current level of 1.34 cents/kWh for the six month period from April 1, 1996 through September 30, 1996.

        7. (Reference is made to the Company's 1995 Form 10-K, Retail Rate Matters, paragraph 6, page 15.) With regard to the Company's South Carolina avoided cost proceeding, the SCPSC has opened Docket No. 95-1192-E to establish avoided cost rates for all electric utilities in South Carolina, and hearings are scheduled for August 8 and 9, 1996.

        8. (Reference is made to the Company's 1995 Form 10-K, Wholesale Rate Matters, paragraph 2.a., page 15.) With regard to the offer of settlement the Company filed with the FERC on February 6, 1996, concerning the return on equity (ROE) in connection with the formula rates provided in the Power Coordination Agreement dated August 27, 1993, between the Company and the North Carolina Electric Membership Corporation, on April 11, 1996 the FERC issued an order approving the 10.75% ROE and ordered refunds of excess revenues collected since January 1, 1996. These refunds are not material to the results of operations of the Company.

        9. (Reference is made to the Company's 1995 Form 10-K, Environmental Matters, paragraph 3, page 16.) By letter dated March 7, 1996, the Environmental Protection Agency (EPA) notified the Company that it is a potentially responsible party
            (PRP) with respect to the disposal of hazardous substances at the Cherokee Oil Company (Cherokee) sites in Charlotte, North Carolina. The materials sent from the Company's facilities to the Cherokee sites were associated with tank cleanings at the Company's former Wilmington Oil Terminal. The EPA has performed removal actions at the sites and is now seeking information for purposes of cost recovery. Although the Company cannot predict the outcome of this matter, it does not anticipate costs associated with this site will be material to the results of operations of the Company.


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

        NONE

                                SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CAROLINA POWER & LIGHT COMPANY
                                        ______________________________
                                                (Registrant)


                             By     /s/ Glenn E. Harder
                                    Executive Vice President


                             By    /s/ Mark F. Mulhern
                                   Vice President and Controller
                                   (and Principal Accounting Officer)

Date:    May 14, 1996