Form 10-Q
period 1996-06-30
CAROLINA POWER & LIGHT CO
filed 1996-08-13
CIK 17797

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____  to _____

                  Commission file number   1-3382
                                           ______

                     CAROLINA POWER & LIGHT COMPANY
                     ______________________________
         (Exact name of registrant as specified in its charter)

    North Carolina                               56-0165465
    ______________                               __________
(State or other jurisdiction of incorporation  (I.R.S. Employer
             or organization)                  Identification No.)


     411 Fayetteville Street, Raleigh, North Carolina 27601-1748
     ___________________________________________________________
             (Address of principal executive offices)
                           (Zip Code)

                         919-546-6111
                         ____________
      (Registrant's telephone number, including area code)


_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X .  No     .
                                                   ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (Without Par Value) shares outstanding at July 31, 1996: 151,953,422.

                           PART I.  FINANCIAL INFORMATION

Item 1.            Financial Statements
______             ____________________

     Reference is made to the attached Appendix containing the Consolidated Interim Financial Statements for the periods ended June 30, 1996. The amounts are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods.

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations
______             _________________________________________________

                          Results of Operations
         For the Three, Six and Twelve Months Ended June 30, 1996,
        As Compared With the Corresponding Periods One Year Earlier
        ___________________________________________________________

     Operating Revenues: For the three, six and twelve months ended June 30, 1996, operating revenues were affected by the following factors (in millions):

                 Three Months       Six Months          Twelve Months
                 ____________       __________          _____________


Weather                  $ 21         $  52                $  152

Customer Growth/Changes
 In Usage Patterns         10            45                    75

NCEMC Load Loss           (20)          (39)                  (40)

Price                     (13)          (28)                  (41)

Other                       6            29                    65
                          ____          ____                  ____
 Total                    $ 4         $  59                 $ 211
                          ====          ====                  ====

     The increase in the weather component of revenue for the three months ended June 30, 1996, is the result of warmer than normal weather in the current period. The six and twelve-month increases reflect milder than normal weather in the prior period compared to more extreme weather patterns
in the current period.   The loss of 200 megawatts of load from North
Carolina Electric Membership Corporation began in January 1996. For all periods, the majority of the decrease in the price component of revenue is attributable to a decrease in the fuel cost component of revenue.
The increase in other for the six and twelve months is primarily due to increased bulk power sales, which reflect weather impacts and the Company's active participation in the bulk power market.

     Operating Expenses:   Purchased power increased for the twelve months
ended June 30, 1996, due to increased purchases from cogenerators
($9 million) and from other utilities ($29 million). The increase in purchases from cogenerators was the result of certain cogenerators being shut down in the prior year. Partially offsetting the increased purchases was a $10 million decrease in purchases from Power Agency, which was primarily due to the provisions of the Company's 1993 agreement with Power Agency. Pursuant to this agreement, the Company's buyback percentage of capacity and energy from the Harris Plant decreased from 50% in 1994 to 33% in 1995 and 1996.

     For the three and six months ended June 30, 1996, operation and maintenance expense decreased primarily due to increased expenses in the prior periods due to the timing of nuclear plant outages. Excluding the impact of a December 1994 insurance reserve adjustment, which reduced expense in the twelve month prior period, operation and maintenance expense decreased $37 million for the twelve months ended June 30, 1996 due to cost-cutting efforts and outage timing. In the prior period there were several major fossil and nuclear plant outages that resulted in higher expense for that period as compared to the current period.

     The increase in income tax expense for all periods is due to an increase in operating income and a reserve recorded for potential audit issues in open tax years.

     Other Income: The increase in the income tax credit for the twelve months ended June 30, 1996, is primarily attributable to lower non-operating income in the current period.

     Interest Charges: Other interest charges increased for the twelve months ended June 30, 1996, primarily due to a $6 million interest accrual related to the 1995 North Carolina Utilities Commission Fuel Order.

               Material Changes in Capital Resources and Liquidity
                    From December 31, 1995, to June 30, 1996
                    and From June 30, 1995, to June 30, 1996
                    ________________________________________

     In the first quarter of 1996, the Company entered into two new long-term revolving credit facilities totaling $350 million, which support the Company's commercial paper borrowings. The Company is required to pay minimal annual commitment fees to maintain these facilities. Consistent with management's intent to maintain its commercial paper on a long-term basis, and as supported by its long-term credit facilities, the Company has included in long-term debt $350 million of commercial paper outstanding as of June 30, 1996. In addition to these new facilities, the Company has other long-term credit agreements totaling $235 million and a $100 million short-term credit agreement.

     The Company did not issue long-term debt in the twelve-month period ended June 30, 1996. The proceeds of the issuance of short-term debt and/or internally generated funds financed the redemption or retirement of long-term debt totaling $378 million and $426 million during the six and twelve months ended June 30, 1996, respectively.

     The Company's capital structure as of June 30 was as follows:

                           1996                  1995
                           ____                  ____

Common Stock Equity       49.32%                47.98%

Long-term Debt            47.99%                49.37%

Preferred Stock            2.69%                 2.65%


     The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" by Standard & Poor's and "A+" by Duff & Phelps. Moody's Investors Service, Standard & Poor's and Duff & Phelps have rated the Company's commercial paper "P-1," "A-1" and "D-1," respectively.

     In 1994, the Board of Directors of the Company authorized the repurchase of up to 10 million shares of the Company's common stock on the open market. In accordance with the stock repurchase program, the Company has purchased approximately 8.8 million shares through June 30, 1996.

                       PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
_______   _________________

          Legal aspects of certain matters are set forth in Item 5 below.


Item 2.   Changes in Securities            )
                                           )
                                           )
                                           )
Item 3.   Defaults upon Senior Securities  )  Not applicable for the quarter
                                           )  ended June 30, 1996.
                                           )
                                           )


Item 4.   Submission of Matters to a Vote of Security Holders
_______   ___________________________________________________

          (a) The Annual Meeting of the Shareholders was held on May 8, 1996.

          (b) The meeting involved the election of directors. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to the management's nominees as listed below, and all such nominees were elected.

          (c) The Board of Directors' proposal to amend the Company's Restated Charter to expand the purposes for which the Company exists and to broaden the powers of the Company was approved by the shareholders. The number of shares voted for the amendment was 130,408,274, and the number of shares voted against the amendment was 2,117,895.

              The total votes for the election of directors were as follows:


              Class I               Votes For          Votes Withheld
              _______               _________          ______________
      (Term Expiring in 1999)

       Leslie M. Baker, Jr.         132,601,648           2,750,919
       William O. McCoy             132,713,230           2,639,337
       Sherwood H. Smith, Jr.       132,665,812           2,686,755
       J. Tylee Wilson              132,637,529           2,715,038


Item 5.   Other Information
_______   __________________


          1. (Reference is made to the Company's 1995 Form 10-K, Generating Capability, paragraph 3, page 6. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1996, Item 5, paragraph 1.) With regard to the Company's generation additions schedule, the Company has delayed plans for construction of the 500 MW of combustion turbine capacity adjacent to the Company's Lee Steam Electric Plant in Wayne County, North Carolina. Construction of the 500 MW of capacity, originally scheduled to begin this year, is now scheduled to begin no earlier than 1997, with commercial operation now anticipated to begin in 1999. In the interim, summer
              1998 peaking requirements will be met with power purchases.

              In June, the Company issued a Request for Proposals (RFP) for purchased power of 700 to 1000 MW of capacity to meet the Company's future generation needs in its service territory. The Company projects a need of approximately 200 to 350 MW in its western service territory, and approximately 350 to 650 MW in its eastern service territory. The capacity was requested to be available for delivery by June 1, 1999. Proposals were invited from all potential suppliers who were capable of meeting the conditions of the RFP. Due to increased economic activity and growth in its western service territory, the Company is also investigating the possibility of adding combustion turbines at its Asheville plant in order to ensure continuted reliable service to its customers. The
              Company cannot predict the outcome of this matter.

          2. (Reference is made to the Company's 1995 Form 10-K, Interconnections with Other Systems, paragraph 3, page 7). The Company has agreed with Cogentrix of North Carolina, Inc. and Cogentrix Eastern North Carolina Corporation to amend five purchased power contracts.
              These amendments will become effective only after Cogentrix obtains refinancing of the debt for the five plants covered by the contracts. The amendments permit the Company to dispatch the output of these plants. In return, the Company will give up its right to purchase two of the five plants. These amendments will result in substantial savings to the Company over the life of these contracts.

          3. (Reference is made to the Company's 1995 Form 10-K, Competition and Franchises, paragraph 1.b., page 8.
              Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1996, Item 5, paragraph
              2.) With regard to the final rules issued on April 24, 1996 in orders 888 and 889 by the Federal Energy Regulatory Commission (FERC) regarding open access transmission and stranded costs and on information systems and standards of conduct, on May 24, 1996, the Company filed a Request for Clarification and Rehearing of those orders, as did many other entities. The orders vary in certain respects from the proposed rules the FERC had issued, but the final rules still require all transmitting utilities to file an open access transmission tariff for wholesale transactions. The Company filed its open access transmission tariff with the FERC on July 9, 1996. On August 7, 1996, North Carolina Eastern Municipal Power Agency (Power Agency) filed with FERC a motion to intervene and protest concerning the Company's tariff. That protest challenges numerous aspects of the Company's tariff and requests that an evidentiary proceeding be held. A number of other entities have filed similar interventions since that time. The Company cannot predict the outcome of this matter.

              By order issued May 7, 1996, in Docket No. E-100, Sub 77, which concerns retail competition, the North Carolina Utilities Commission (NCUC) found that these FERC rules essentially restructure the wholesale electric industry, and therefore may provide a new focus for NCUC proceedings with respect to competition in the electric industry.
              As a result, the NCUC concluded: (i) that all parties should concentrate their efforts on examining the impacts of the FERC orders, (ii) that the filing of comments requested by its order issued April 3, 1996 should be extended indefinitely, and (iii) that this docket should be held in abeyance pending further order. The Company cannot predict the outcome of this matter.

              By order issued May 15, 1996, the NCUC established a new docket (Docket No. E-100, Sub 78) to address the FERC orders. In accordance with the NCUC's order, the Company filed its comments on July 16, 1996 regarding the implementation of the FERC's orders, their impact on North Carolina customers and what the NCUC can do to maximize the benefits of the wholesale market. The Company cannot predict the outcome of this matter.

              With regard to the issue of retail wheeling, legislation was introduced in Congress on July 11, 1996 (HR 3790) mandating retail wheeling in all 50 states no later than December 15, 2000. As proposed, the bill would require states to give all customers the right to choose their electric supplier. If this choice was not implemented by the states, the bill proposes that the FERC would be responsible for the implementation. The Company cannot predict the outcome of this matter.

          4. (Reference is made to the Company's 1995 Form 10-K, Competition and Franchises, paragraph 1.h., page 10.) With regard to the request made by one of the Company's industrial customers to the City of Darlington, South Carolina ("City") that the City become a municipal electric utility, both the Company and the City have undertaken studies to determine the feasibility of the municipalization proposal. The results of the Company's study, which was conducted by the consulting group Stone & Webster, found that municipalization would increase the cost of electricity to the City.
              The results of the City's study, conducted by the consulting group Strategic Energy Limited, found that municipalization will only benefit the City if the City is not required to pay the Company for any of its lost revenues or stranded costs.
              The Company cannot predict the outcome of this matter

          5.  (Reference is made to the Company's 1995 Form 10-K,
              Competition and Franchises, paragraph 1, page 11.)
              On August 7, 1996, North Carolina Eastern Municipal Power
              Agency (Power Agency) notified the Company that it intends to discontinue certain contractual purchases of electricity from the Company effective September 1, 2001.
              The contract between the parties requires that Power Agency give appropriate notice five years prior to such event.
              Power Agency stated that it intends to replace these contractual purchases with purchases from the wholesale market and that the Company will be considered as a supplier for those purchases. The Company cannot predict the outcome of this matter.

          6. (Reference is made to the Company's 1995 Form 10-K, Retail Rate Matters, paragraph 2, page 13.) With regard to the Company's current retail rates, a petition was filed on July 19, 1996 by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) with the NCUC requesting the NCUC conduct an investigation of the Company's base rates.
              The petition alleges that the Company's return on equity, which was authorized by the NCUC in the Company's last general rate proceeding in 1988, and earnings are too high.
              The Company filed a response to the petition and motion to dismiss on July 29, 1996, in which it argued that the petition was without merit. It is not known at this time if the NCUC will initiate a proceeding. The Company cannot predict the outcome of this matter.

          7.  (Reference is made to the Company's 1995 Form 10-K, Retail
              Rate Matters, paragraph 5, page 14. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1996,
              Item 5, paragraph 6.) With regard to the Company's 1996 North Carolina fuel case hearing, on June 7, 1996, the Company filed its 1996 application proposing no change in its net fuel factor. The Company cannot predict the outcome of this matter.

              With regard to the South Carolina retail jurisdiction, the South Carolina General Assembly made several modifications during the 1996 legislative session to SC Code Ann. Section 58-27-865, which is the statute that governs the recovery of fuel cost by electric utilities. The modifications include: changing the test period from a six month period to a twelve month period, which would result in the frequency of fuel cost hearings being changed from every six months to every twelve months; allowing utilities to recover the cost of Clear Air Act allowances through the fuel factor; and establishing a rebuttable presumption of prudent operation of a utility's nuclear generating facilities if the utility achieves a nuclear system capacity factor of 92.5%, exclusive of refueling and maintenance outages. Due to these modifications of the statute, the Company's next South Carolina fuel proceeding will be in March of 1997.

          8. (Reference is made to the Company's 1995 Form 10-K, Fuel, paragraph 2, page 24.) With regard to the Company's coal-supply contracts, the Company and certain subsidiaries of Zeigler Coal Holding Company (Zeigler) have renegotiated their existing contract. Under the revised agreement, which expires in 2006, the Company will continue to purchase approximately 2.75 million tons of coal annually from Zeigler's Marrowbone mine, and will purchase approximately 6 million tons of additional, lower cost coal from Zeigler over a period of several years under a new contract. The coal will be required to meet the same technical specifications for sulfur and thermal content as the coal supplied from the Marrowbone mine, and is expected to save the Company more than $100 million over the life of the contract.

          9. (Reference is made to the Company's 1995 Form 10-K, Other Matters, page 27.) With regard to Hurricane Bertha that struck the North Carolina coast on July 12, 1996, as a precaution the Company's Brunswick nuclear power plant was put into cold shutdown. Once the storm passed, the Federal Emergency Management Agency completed its review of the plant's offsite emergency plans and equipment, and the plant was given permission to restart on July 15.
              The cost of repairing the storm's damage to the Company's system, estimated to be between $8 million and $10 million, will not have a material impact on the results of operations or financial position of the Company.


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

Date:    August 12, 1996