Form 10-Q
period 1996-09-30
CAROLINA POWER & LIGHT CO
filed 1996-11-06
CIK 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                	FORM 10-Q
(Mark One)

[ X ]	          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               	OF THE SECURITIES EXCHANGE ACT OF 1934

	               For the quarterly period ended September 30, 1996

 	                                    OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               	15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               	For the transition period from ______ to _____


                        	Commission file number 1-3382
                                                ______


	                      CAROLINA POWER & LIGHT COMPANY
                ________________________________________________
            	(Exact name of registrant as specified in its charter)

               North Carolina                          56-0165465
   ________________________________________________________________________
(State or other jurisdiction of incorporation   (I.R.S. Employer Identifica-
              or organization                             tion No.)

         411 Fayetteville Street, Raleigh, North Carolina 27601-1748
   ______________________________________________________________________
                	(Address of principal executive offices)
                                   	(Zip Code)

              	                   919-546-6111
                                  ____________
              	(Registrant's telephone number, including area code)


   ________________________________________________________________________
          (Former name, former address and former fiscal year, if
                            changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes  X . No     .


                     	APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (Without Par Value) shares outstanding at October 31, 1996: 151,415,722.

                        	PART I.  FINANCIAL INFORMATION

Item 1.		Financial Statements
______   ____________________

       		Reference is made to the attached Appendix containing the Consolidated Interim Financial Statements for the periods ended
September 30, 1996. The amounts are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods.

Item 2.		Management's Discussion and Analysis of Financial
         Condition and Results of Operations
_______  _________________________________________________

                         	Results of Operations
      	For the Three, Nine and Twelve Months Ended September 30, 1996,
   	     As Compared With the Corresponding Periods One Year Earlier
         ____________________________________________________________

        Operating Revenues: For the three, nine and twelve months ended September 30, 1996, operating revenues were affected by the following factors (in millions):

                    	Three Months	      Nine Months	    Twelve Months
                     ____________       ___________     _____________

Weather		             $   (26)		          $  26		            $   83

Customer Growth/
Changes In Usage
Patterns	 	                11	   	           66	  	              75

NCEMC Load Loss	    	     (23)	   	         (73)	   	           (73)

Price	 	                   (5)	   	         (33)	   	           (41)

Sales to Other Utilities	   2	   	           25	 	               41

Other		                    (3)	     	         4	   	             12
                          _____              ____	   		         ____

      Total		         $   (44)		          $   15		           $   97
                         ======             =====               ====

       The weather-related decrease in revenue for the three months ended September 30, 1996, is the result of milder than normal temperatures in the current period. The nine- and twelve-month weather-related increases reflect extreme weather patterns in the current periods as compared to more normal weather in the prior periods. The loss of 200 megawatts of load from North Carolina Electric Membership Corporation (NCEMC) began in January 1996. For all periods, the price-related decrease in revenue is primarily attributable to a decrease in the fuel cost component of revenue. The increase in sales to other utilities for the nine and twelve months is primarily due to increased bulk power sales, which is a result of weather impacts and the Company's active participation in the bulk power market. Sales to other utilities for the three-month period were negatively impacted by milder than normal temperatures and lower total generation in the current period.

        Operating Expenses:   Fuel expense decreased $14 million for
the three-month period due to lower total generation. For the nine- and twelve-month periods, fuel expense decreased by $17 million and $8 million, respectively, primarily due to the refunding of prior overrecovered fuel costs to customers in the North Carolina retail jurisdiction in the current periods. The decreases in the nine- and twelve-month periods more than offset the increases in fuel expense related to increased generation during these periods.

        Purchased power increased for the nine and twelve months ended September 30, 1996, due to increased purchases from cogenerators and purchases from other utilities. The increase in purchases from cogenerators was the result of certain cogenerators being shut down in the prior periods. Partially offsetting the increase in the twelve-month period was a decrease in purchases from Power Agency, primarily due to the provisions of the Company's 1993 agreement with Power Agency. Pursuant to this agreement, the Company's buyback percentage of capacity and energy from the Harris Plant decreased from 50% in 1994 to 33% in 1995 and 1996.

        Included in operation and maintenance expense for each of the current periods is $29.8 million of expense incurred as a result of Hurricane Fran striking the Company's service territory on September 5, 1996. Excluding the impact of Hurricane Fran and the impact of an insurance reserve adjustment of $23 million recorded in the fourth quarter of 1994, operation and maintenance expense decreased $13 million, $34 million and $60 million for the three, nine and twelve months ending September 30, 1996, respectively. The decreases are due to cost reduction efforts and the timing of plant outages. In the prior periods there were several major fossil and nuclear plant outages that resulted in higher expense for those periods as compared to the current periods.

        Current estimates indicate that restoring the Company's system from Hurricane Fran's damage could result in total operation and maintenance expense of approximately $36 million and capital expenditures of approximately $47 million, for a total estimated cost of approximately $83 million. On September 13, 1996, the Company proposed to the North Carolina Utilities Commission (NCUC) a plan that would allow deferral of hurricane-related maintenance expenses, with amortization over the next three years. See additional discussion in Retail Rate Matters.

        The increase in income tax expense for the nine- and twelve-month periods is due to an increase in operating income and a reserve recorded for potential audit issues in open tax years. The decrease in income tax expense for the three-month period is due to a decrease in operating income.

        Other Income: The increase in the income tax credit for all periods is primarily attributable to lower non-operating income in the current periods.

        The decrease in interest income for all periods is due to the recording of interest income in the prior periods that related to certain IRS audit issues.

        Other income, net, decreased for the twelve-month period due to an increase in charitable contributions of approximately $3 million, and decreases in certain income items, none of which is individually significant.

       Interest Charges: Interest charges on long-term debt decreased for all periods primarily due to reductions of long-term debt in the current periods. Also contributing to the decrease were refinancings of long-term debt with lower interest cost short-term borrowings which are backed by the Company's long-term revolving credit facilities, as discussed in the capital resources and liquidity section below.

        Other interest charges decreased for all reported periods primarily due to a $6 million interest accrual recorded in the prior periods that related to the 1995 NCUC Fuel Order.


           	Material Changes in Capital Resources and Liquidity From December 31, 1995, to September 30, 1996
           	and From September 30, 1995, to September 30, 1996
            __________________________________________________

         During 1996, the Company entered into two new long-term revolving credit facilities totaling $350 million, which support the Company's commercial paper borrowings. The Company is required to pay minimal annual commitment fees to maintain these facilities. Consistent with management's intent to maintain its commercial paper on a long-term basis, and as supported by its long-term credit facilities, the Company has included in long-term debt $244.7 million of commercial paper outstanding as of September 30, 1996. In addition to these new facilities, the Company has other long-term credit agreements totaling $235 million and a $100 million short-term credit agreement.

         The Company did not issue long-term debt in the twelve-month period ended September 30, 1996. The proceeds of the issuance of short-term debt resulting from the aforementioned credit facilities, and/or internally generated funds, financed the redemption or retirement of long-term debt totaling $378 million and $401 million during the nine and twelve months ended September 30, 1996, respectively.

        	The Company's capital structure as of September 30 was as follows:


                                     1996               1995
                                     ____               ____

Common Stock Equity                 50.75%              48.22%

Long-term Debt                      46.53%              49.15%

Preferred Stock                      2.72%               2.63%


          The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" by Standard & Poor's and "A+" by Duff
& Phelps. Moody's Investors Service, Standard & Poor's and Duff & Phelps have rated the Company's commercial paper "P-1," "A-1" and "D-1," respectively.

          In 1994, the Board of Directors of the Company authorized the repurchase of up to 10 million shares of the Company's common stock on the open market. In accordance with the stock repurchase program, the Company has purchased approximately 9.2 million shares through September 30, 1996.

                           Retail Rate Matters
                           ___________________

          With regard to the Company's current retail rates, a petition was filed on July 19, 1996, by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) with the NCUC requesting that the NCUC conduct an investigation of the Company's base rates. The petition alleges that the Company's return on equity, which was authorized by the NCUC in the Company's last general rate proceeding in 1988, and earnings are too high. The Company filed a response to the petition and motion to dismiss on July 29, 1996, in which it argued that the petition was without merit. On August 2, 1996, the Company notified the NCUC that the Company would submit to the NCUC a list of proposed accounting adjustments related to regulatory assets. On September
13, 1996, the Company filed its proposed accelerated amortizations of certain regulatory assets and its proposed deferral and amortization of hurricane-related damage expenses. See additional discussion of hurricane-related damage expenses in Operating Expenses. The Company requested that the NCUC approve implementation of these adjustments, and renewed its motion to dismiss CIGFUR's petition. The proposed accelerated amortizations (excluding the amortization of deferred hurricane-related damage expenses) will reduce net income by approximately $43 million in each of the next three years. On
October 28, 1996, the Public Staff of the NCUC, which represents the using and consuming public in matters before the NCUC, filed its comments on the Company's proposal. Those comments included recommendations that the NCUC issue an order allowing the adjustments proposed by the Company, subject to certain minor modifications. The NCUC has not yet ruled on the Company's proposal.

         With regard to the South Carolina retail jurisdiction, the Company anticipates filing a similar proposal to accelerate amortization of certain regulatory assets with the South Carolina Public Service Commission. These adjustments, if approved, would reduce net income by approximately an additional $13 million in each of the next three years. The Company cannot predict the outcome of this matter.

                           Competition
                           ___________

          In 1994, NCEMC issued two requests for proposals (RFPs) to provide blocks of up to 225 MW (for a minimum of ten years) of baseload power
NCEMC would otherwise purchase from the Company beginning in each of the three years 2001, 2002 and 2003. The Company responded to the RFPs and negotiations between the parties concerning power supply options continued for several months. As a result of those negotiations, on October 31, 1996, the Company and NCEMC entered into a revised power coordination agreement under which NCEMC will receive discounted capacity in exchange for long-term commitments to the Company for its supplemental power. As a result of this new agreement, the Company will provide 225 MW of baseload power to NCEMC from 1997 to 2010, an additional block of 225
MW from 2000 to 2004, and a third block of 225 MW from 2001 to 2008.
The remainder of the NCEMC load provided by the Company, not separately contracted for in the revised agreement, will be billed at a fixed price through the year 2004, rather than at the formula rates established in the 1994 Power Coordination Agreement. The revised agreement is subject to Federal Energy Regulatory Commission approval. The Company cannot predict the outcome of this matter.

          On August 6, 1996, North Carolina Eastern Municipal Power
Agency (Power Agency) notified the Company of its intention to discontinue certain contractual purchases of power from the Company effective
September 1, 2001. Power Agency's notice indicated that it intends to replace these contractual obligations through purchases of capacity and energy and related services in the open market, and that the Company will be considered as a potential supplier for those purchases. Under the 1981 Power Coordination Agreement, as amended, between the Company and Power Agency, Power Agency can reduce its purchases from the Company with an appropriate five-year notice. The Company and Power
Agency are currently discussing the sufficiency of the notice.  The
Company cannot predict the outcome of this matter.

                          Other Matters
                          _____________

           Amendments to five electric power purchase agreements between the Company and Cogentrix of North Carolina, Inc. and Cogentrix
Eastern North Carolina Corporation (collectively referred to as "Cogentrix") became effective on September 26, 1996. The agreements involve five Cogentrix generating plants located throughout the Company's service area. Under the amendments to the agreements, Cogentrix will retain ownership of its facilities and will continue to provide process steam to industrial companies under contract. As a result of these contract amendments, the Company will save approximately $30 million per year in energy costs during the years
1997 through 2002.

                    PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings
_________________________

       	Legal aspects of certain matters are set forth in Item 5 below.


Item 2.	Changes in Securities	                )
 				                                         )
				                                          )
				                                          )
Item 3.	Defaults upon Senior Securities       )	   Not applicable
                                              )    for the quarter
                                          				)	   ended September 30, 1996.
				                                          )
				                                          )
Item 4.	Submission of Matters to a Vote	      )
       	of Security Holders	                  )
                                              )


Item 5.	Other Information
_________________________


1.  (Reference is made to the Company's 1995 Form 10-K,
Generating Capability, paragraph 3, page 6. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1996, Item 5, paragraph 1 and to the
Company's Form 10-Q for the quarter ended June 30, 1996,
Item 5, paragraph 1.) With regard to the Company's generation additions schedule, on September 4, 1996, the Company filed with the North Carolina Utilities
Commission (NCUC) its preliminary plans to construct approximately 320 MW of combustion turbine generating capacity in Buncombe County, North Carolina at the Company's existing Asheville Steam Electric Plant, with an in-service date of the summer of 1999. The Company cannot predict the outcome of this matter.

2.  (Reference is made to the Company's 1995 Form 10-K,
Interconnections with Other Systems, paragraph 3, page
7. Reference is also made to the Company's Form 10-Q for the quarter ended June 30, 1996, Item 5, paragraph
2.) With regard to the five electric power purchase agreements between the Company and Cogentrix of North
Carolina, Inc. and Cogentrix Eastern North Carolina
Corporation, the amendments to the contracts became effective on September 26, 1996. As a result of the contract amendments, the Company will save approximately
$30 million per year in energy costs during the years
1997 through 2002.

3.  (Reference is made to the Company's 1995 Form 10-K,
Competition and Franchises, paragraph 1.d., page 9.)
With regard to the negotiations between the Company and North Carolina Electric Membership Corporation (NCEMC) concerning power supply options, on October 31, 1996, the Company and NCEMC entered into a revised power coordination agreement under which the Company will continue to serve a majority of NCEMC's power needs well past the year 2000.
Under the terms of the agreement NCEMC will receive discounted capacity in exchange for long-term commitments to the Company for its supplemental power.
As a result of this new agreement, the Company will provide 225 MW of baseload power to NCEMC from 1997 to 2010, an additional block of 225 MW from 2000 to 2004, and a third block of 225 MW from 2001 to 2008. The remainder of the NCEMC load provided by the Company, not separately contracted for in the revised agreement, will be billed at a fixed price through the year 2004, rather than at the formula rates established in the prior power coordination agreement (the 1994 PCA). The revised agreement, which represents an amendment to the 1994
PCA, will be submitted to the Federal Energy Regulatory
Commission for approval. The Company cannot predict the outcome of this matter.

4.  (Reference is made to the Company's 1995 Form 10-K,
Competition and Franchises, paragraph 1.h., page 10.
Reference is also made to the Company's Form 10-Q for the quarter ended June 30, 1996, Item 5, paragraph 4.)
With regard to the request made by one of the Company's industrial customers to the City of Darlington, South
Carolina ("City") that the City become a municipal electric utility, on September 3, 1996, the Darlington
City Council voted against the proposal that the City become a municipal electric utility and will take no further action on the request at this time.

5.  (Reference is made to the Company's 1995 Form 10-K,
Retail Rate Matters, paragraph 2, page 13. Reference is also made to the Company's Form 10-Q for the quarter ended June 30, 1996, Item 5, paragraph 6, and to the
Company's Form 8-K dated September 13, 1996, Item 5.)
With regard to the petition filed on July 19, 1996 by the Carolina Industrial Group for Fair Utility Rates
(CIGFUR) with the NCUC (Docket No. E-2, Sub 699) requesting the NCUC conduct an investigation of the Company's base rates, by letter dated August 2, 1996, the Company notified the NCUC that the Company intended to seek NCUC approval of certain accounting adjustments that would impact the Company's earnings. On August 6, 1996, the NCUC issued an order allowing the Company until September 16, 1996, to submit these adjustments, and stating that it would take no further action in this docket until the filing was made by the Company. On
September 13, 1996, the Company (i) filed its proposed accelerated amortizations of certain regulatory assets, and its proposed deferral and amortization of hurricane damage expenses, (ii) requested NCUC approval to implement these adjustments, and (iii) renewed its motion to dismiss CIGFUR's petition. The proposed accelerated amortizations (excluding the amortization of deferred hurricane damage expenses) will reduce net income by approximately $43 million during each of the next three years. Current estimates indicate that restoring the Company's system from Hurricane Fran's damage could result in total operation and maintenance expense of approximately $36 million and capital expenditures of approximately $47 million, for a total estimated cost of approximately $83 million. On October
28, 1996, the Public Staff of the NCUC, which represents the using and consuming public in matters before the NCUC, filed its comments on the Company's proposal.
Those comments included recommendations that the NCUC issue an order allowing the adjustments proposed by the Company, subject to certain minor modifications. The
NCUC has not yet ruled on the Company's proposal.

With regard to the South Carolina retail jurisdiction, the Company anticipates filing a similar proposal to accelerate amortization of certain regulatory assets with the South Carolina Public Service Commission
(SCPSC). These adjustments, if approved, would reduce net income by approximately $13 million in each of the next three years. The Company cannot predict the outcome of this matter.

6.  (Reference is made to the Company's 1995 Form 10-K,
Retail Rate Matters, paragraph 5, page 14. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1996, Item 5, paragraph 6 and to the
Company's Form 10-Q for the quarter ended June 30, 1996,
Item 5, paragraph 7.)  With regard to the Company's 1996
North Carolina fuel case hearing held on August 14, 1996, by order issued September 10, 1996, the NCUC approved the Company's request for no change in its net fuel factor.

7.  (Reference is made to the Company's 1995 Form 10-K,
Retail Rate Matters, paragraph 6, page 15. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1996, Item 5, paragraph 7.) With regard to the Company's South Carolina avoided cost proceeding, on August 28, 1996 the SCPSC issued an order approving the Company's proposed avoided cost rates.

On July 30, 1996, the NCUC opened Docket No. E-100, Sub
79 for its biennial proceeding to establish the avoided cost rates for all electric utilities in North Carolina.
The Company's initial filing in this docket was made on November 4, 1996. Comments on the filing are due on January 10, 1997, and non-expert public testimony is scheduled for February 4, 1997. The Company cannot predict the outcome of this matter.


Item 6.	Exhibits and Reports on Form 8-K
________________________________________

        (a)	Exhibits

            None.

        (b)	Reports on Form 8-K filed during or with respect
            to the quarter:


      	Date of Report
	(Earliest Event Reported)   	Date of Signature	      Items Reported
 _________________________    _________________       ______________

  September 13, 1996	         September 13, 1996	      Item 5. Other Events

                          	SIGNATURES
                           __________

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CAROLINA POWER & LIGHT COMPANY
                                         (Registrant)


                               By     /s/ Glenn E. Harder
		                		                  Executive Vice President and
                                      Chief Financial Officer

Date:	November  6, 1996