Form 10-Q
period 1997-03-31
CAROLINA POWER & LIGHT CO
filed 1997-05-14
CIK 17797

                          	UNITED STATES
                 	SECURITIES AND EXCHANGE COMMISSION
                    	 Washington, D. C.  20549

                             	FORM 10-Q
(Mark One)

[ X ]	          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               	OF THE SECURITIES EXCHANGE ACT OF 1934

               	For the quarterly period ended March 31, 1997

                                  	OR

[   ]	          TRANSITION REPORT PURSUANT TO SECTION 13 OR
               	15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               	For the transition period from _______ to _______

             	Commission file number   1-3382
                                       ______

 	                   CAROLINA POWER & LIGHT COMPANY
                   __________________________________

         	(Exact name of registrant as specified in its charter)

          North Carolina                                56-0165465
_____________________________________________________________________________
(State or other jurisdiction of incorporation (I.R.S. Employer Identification
       	 or organization)                                   No.)

       411 Fayetteville Street, Raleigh, North Carolina 27601-1748
       ___________________________________________________________
               	(Address of principal executive offices)
                               	(Zip Code)

           	                   919-546-6111
                               ____________
         	(Registrant's telephone number, including area code)

      _______________________________________________________________
      (Former name, former address and former fiscal year, if changed since last report)

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

            	APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (Without Par Value) shares outstanding at
April 30, 1997:   151,049,522

                   	PART I.  FINANCIAL INFORMATION

Item 1.		Financial Statements
______   ____________________


   	Reference is made to the attached Appendix containing the Consolidated Interim Financial Statements for the periods ended
March 31, 1997.


Item 2.		Management's Discussion and Analysis of Financial
         Condition and Results of Operations
______   _________________________________________________


                     	Results Of Operations
          	For the Three and Twelve Months Ended March 31, 1997, As Compared With the Corresponding Periods One Year Earlier
        ___________________________________________________________

                       Operating Revenues
                       __________________

      For the three and twelve months ended March 31, 1997, operating revenues were affected by the following factors (in millions):

                              		Three Months	       Twelve Months
                                ____________        _____________

Weather                   	 $      (48)		        $    (75)

Power Agency		                     (17)	              (22)

NCEMC Load Loss		    	              --          		    (70)

Price                 	 	  	        (3) 	             (25)

Sales to Other Utilities	    	 	    (8)         	      (1)

Customer Growth/Changes
   In Usage Patterns	 	   	          8	  	             53

Other		                             --  	  	            6
			                              ______              ______
   Total                        $  (68)	          $  (134)


     The decrease in the weather component of revenue for the three and twelve months ended March 31, 1997, is the result of milder than normal temperatures in the current periods as compared to more extreme weather patterns in the prior periods. For both comparison periods, sales to North Carolina Eastern Municipal Power Agency (Power Agency) decreased due to the increased availability of generating units owned jointly by the Company and Power Agency. The loss of 200 megawatts of load from North Carolina Electric Membership Corporation (NCEMC) began in January 1996. For both periods, the majority of the decrease in the price component of revenue is attributable to a decrease in the fuel cost component of revenue.

                        Operating Expenses
                        __________________

     The decrease in fuel expense for the three months ended March 31, 1997 includes a decrease of approximately $19 million due to a change in generation mix. Fossil generation, as a percentage of total
generation, decreased from 59	% to 47% and
lower-cost nuclear generation increased from 39% to 51%. The change in generation mix is due primarily to the timing of refueling outages of the Company's nuclear facilities. Also contributing to the decrease is a 4.5% decrease in total generation due to lower sales. These decreases are partially offset by a $21 million increase in deferred fuel costs due to over-recovery of current fuel costs and changes in recovery of prior period fuel costs.

      The decrease in fuel expense for the twelve months ended
March 31, 1997 includes a decrease of approximately $35 million due to a change in generation mix.  Fossil generation, as a
percentage of total generation, decreased from 57	% to 51% and
lower-cost nuclear generation increased from 41% to 47%. The change in generation mix is due primarily to the timing of refueling outages of the Company's nuclear facilities. Also contributing to the decrease for the twelve-month period was a reduction in the cost of coal due to renegotiated coal contracts and increased spot market coal purchases. These reductions were partially offset by an over-recovery of current fuel costs, resulting in increased deferred fuel costs.

     Purchased power decreased for the three and twelve months ended March 31, 1997, primarily due to amendments to electric purchase power agreements between the Company and Cogentrix of North Carolina, Inc. and Cogentrix Eastern Carolina Corporation, which became effective on September 26, 1996.

     Operation and maintenance expense decreased for the three and twelve months ended March 31, 1997 due to cost reduction efforts and the timing of plant outages. There were more nuclear plant refueling outages in the prior periods, resulting in higher expense for those periods as compared to the current periods.

     In December 1996, the North Carolina Utilities Commission
(NCUC) authorized the Company to accelerate amortization of certain regulatory assets over a three-year period beginning January 1, 1997. In March 1997, the South Carolina Public Service Commission (SCPSC) approved a similar plan for the Company to accelerate the amortization of certain regulatory assets, including plant abandonment costs related to the Harris Plant,
over a three-year period beginning January 1, 1997.   Depreciation
and amortization for the three and twelve months ended March 31, 1997, includes approximately $17 million related to accelerated amortization of these regulatory assets. See additional discussion of the abandonment adjustment in the Retail Rate Matters section of Other Matters. The increase in depreciation and amortization expense for the three and twelve months ended March 31, 1997 also includes amortization of deferred Hurricane Fran operation and maintenance expenses of $2.9 million and $6.8 million, respectively.

     The decrease in income tax expense for the three and twelve months ended March 31, 1997, is primarily due to a decrease in operating income.

                          Other Income
                          ____________

     Allowance for equity funds used during construction decreased for the three and twelve months ended March 31, 1997 in accordance with the application of the formula prescribed by the Federal Energy Regulatory Commission. During the current periods, a greater proportion of the total allowance for funds used during construction was credited to interest charges as allowance for borrowed funds used during construction.

     The decrease in other income, net for the three months ended March 31, 1997, is primarily due to losses incurred in the start-up phases of certain non-regulated investments. For the twelve-month period ended March 31, 1997, other income, net, increased due to an adjustment of $22.9 million to the unamortized balance of abandonment costs related to the Harris Plant. See additional discussion of the abandonment adjustment in the Retail Rate Matters section of Other Matters. The increase for the twelve-month period was partially offset by losses incurred in the start-up phases of certain non-regulated investments.

                       Interest Charges
                       ________________

     Interest charges on long-term debt decreased for all reported periods primarily due to reduced long-term debt in the current periods as well as refinancings at lower interest costs.

     Other interest charges decreased for the twelve months ended
March 31, 1997 primarily due to a $6 million interest accrual recorded in the prior period that related to the 1995 North
Carolina Utilities Commission Fuel Order.

        Material Changes In Liquidity And Capital Resources
           	From December 31, 1996, to March 31, 1997
          	and From March 31, 1996, to March 31, 1997
           __________________________________________

                    Capital Requirements
                    ____________________

     The proceeds of the issuance of short-term debt and/or internally generated funds financed the redemption or retirement of long-term debt totaling $60 million and $265 million during the three and twelve months ended March 31, 1997, respectively.

     On May 7, 1997, the Company announced plans to redeem on July 1, 1997, all 500,000 shares of $7.72 Serial Preferred Stock and all 350,000 shares of $7.95 Serial Preferred Stock, both at a redemption price of $101 per share. The redemptions will be funded with additional commercial paper borrowings and/or internally generated funds.

    	The Company's capital structure as of March 31 was as follows:

                               1997              1996
                               ____              ____

Common Stock Equity           50.44%            49.47%

Long-term Debt                46.89%            47.83%

Preferred Stock                2.67%             2.70%

     The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" by Standard & Poor=s and "A+" by Duff & Phelps. Moody's Investors Service, Standard & Poor's and Duff & Phelps have rated the Company's commercial paper "P-1," "A-1" and "D-1," respectively.

                            OTHER MATTERS
                            _____________

                         Retail Rate Matters
                         ___________________

     A petition was filed in July 1996 by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) with the NCUC, requesting that the NCUC conduct an investigation of the Company's base rates or treat its petition as a complaint against the Company. The petition alleged that the Company's return on equity (which was authorized by the NCUC in the Company's last general rate proceeding in 1988) and earnings are too high. In December 1996, the NCUC issued an order denying CIGFUR's petition and stating that it tentatively found no reasonable grounds to proceed with CIGFUR's petition as a complaint. In January 1997, CIGFUR filed its Comments and Motion for Reconsideration to which the Company responded. On February 6, 1997, the NCUC issued an order denying CIGFUR's Motion for Reconsideration. On February 25, 1997, CIGFUR filed a Notice of Appeal of the NCUC's decision with the North Carolina Court of Appeals. The Company cannot predict the outcome of this matter.

     Additionally, in December 1996, the Company filed a proposal with the SCPSC to accelerate amortization of certain regulatory assets, including plant abandonment costs related to the Harris Plant, over a three-year period beginning January 1, 1997. This accelerated amortization will reduce income by approximately $13 million, after tax, in each of the three years. In anticipation of approval of the proposal in 1997, the unamortized balance of plant abandonment costs related to the Harris Plant was adjusted in 1996 to reflect the present value impact of the shorter recovery period. This adjustment resulted in an increase in income of approximately $14 million, after tax, in the fourth quarter of 1996. On March 20, 1997, the SCPSC approved the Company's accelerated amortization proposal.

                          Other Business
                          ______________

     In 1996, the Company established a wholly owned subsidiary, CaroCapital, Inc. (CaroCapital), which purchased a minority equity interest (40%) in Knowledge Builders, Inc. (KBI), an energy-management software and control systems company. Investments in KBI amounted to $9 million in 1996. On May 6, 1997, CaroCapital entered into a merger agreement pursuant to which KBI will be merged into CaroCapital. The merger agreement provides that the remaining KBI stock will be exchanged for shares of common stock of the Company according to a market value formula. The merger agreement provides for initial payments totaling approximately $22 million, payable primarily in unregistered restricted shares of the Company's common stock. The merger agreement also provides for other incentive payments based on CaroCapital's future results of operations. If earned, these additional payments will be made primarily in unregistered restricted shares of the Company's common stock. The closing of the merger is subject to certain regulatory approvals. The Company cannot predict the outcome of this matter.

                             Competition
                             ___________

   	On January 29, 1997, representatives of both houses of the North Carolina General Assembly filed bills calling for the establishment of a commission, comprised of representatives from retail customers, electric companies and other interested parties.
 On April 17, 1997, the North Carolina General Assembly approved legislation establishing a 23-member study commission to evaluate the future of electric service in the state. The commission will examine a wide range of issues related to the cost and delivery of electric service, including the issue of customer choice of electric providers. The commission will make an interim report to
the 1998 General Assembly and a final report in 1999.   Also on
April 17, 1997, a bill was introduced in the North Carolina House of Representatives calling for retail electric competition. The bill would require that residential customers be able to choose their provider by October 1, 1998, commercial customers by January 1, 1999, and industrial customers by July 1, 1999. The Company cannot predict the outcome of these matters.

     On February 6, 1997, representatives in the South Carolina General Assembly introduced a bill calling for a transition to full competition in the electric utility industry beginning in 1998. In addition, by letter dated May 6, 1997, the Speaker of the South Carolina House of Representatives requested that the South Carolina Public Service Commission prepare a proposal for the deregulation and restructuring of electricity in South Carolina, with a report date of January 31, 1998. The Company cannot predict the outcome of these matters.

    	On April 8, 1997, a bill was introduced in Congress calling for all customers to be able to choose their power suppliers by January 1, 1999. The bill calls for a federal mandate of deregulation, rather than a state-by-state approach. The Company cannot predict the outcome of this matter.

                  	PART II.  OTHER INFORMATION
                   ___________________________

Item 1.	Legal Proceedings
_________________________

      Legal aspects of certain matters are set forth in Item 5 below.

Item 2.	Changes in Securities	          )
                                        )
                                        )
                                        )
Item 3.	Defaults upon Senior Securities )   	Not applicable for the quarter
                                        )	   ended March 31, 1997.
                                        )
                                        )
Item 4.	Submission of Matters to a Vote	)
of Security Holders	                    )
                                        )


Item 5.	Other Information
_________________________

1. (Reference is made to the Company's 1996 Form 10-K,
Competition and Franchises, paragraph 1.b., page 6.) With regard to the bills filed with the North Carolina General Assembly (General Assembly) calling for a study of the future of the electric utility industry in North Carolina, on April 17, 1997, the General Assembly approved legislation establishing a 23-member study commission. The commission will present an interim report to the General Assembly in 1998, and a final report in 1999. Also on April 17, 1997, a bill was introduced in the North Carolina House of Representatives calling for retail electric competition by October 1, 1998 for residential customers; by January 1, 1999 for commercial customers; and by July 1, 1999 for industrial customers.

By letter dated May 6, 1997, the Speaker of the South Carolina House of Representatives requested that the South Carolina Public Service Commission prepare a proposal for the deregulation and restructuring of electricity in South Carolina, with a report date of January 31, 1998.

On April 8, 1997, a bill was introduced in Congress calling for all customers to be able to choose their power suppliers by January 1, 1999.
The bill calls for a federal mandate of
deregulation, rather than a state-by-state approach.

The Company cannot predict the outcome of these matters.

2.	(Reference is made to the Company's 1996 Form 10-K,
Other Matters, paragraph 1, page 24.) With regard to the Independent Consultant's Safety
Inspection Report (Report) required to be filed under Federal Energy Regulatory Commission (FERC)
Regulation 18 CFR Part 12, on February 27, 1997, the Company received a letter from the FERC pertaining to the Company's Report filed in November 1994. The FERC submitted comments on the Report and requested that further analysis be conducted. The Company is in the process of reviewing the FERC's comments and preparing its response to the letter. The Company cannot predict the outcome of this matter.

3.	(Reference is made to the Company's 1996 Form 10-K,
Other Matters, paragraph 7, page 26.) With regard to the Company's wholly owned subsidiary, CaroCapital, Inc. (CaroCapital), on May 6, 1997,
CaroCapital entered into a merger agreement pursuant to which Knowledge Builders, Inc. (KBI), will be merged into CaroCapital. KBI is an energy-management software and control systems company in which CaroCapital purchased a forty percent (40%) equity interest in 1996. The merger agreement provides that the remaining KBI stock will be exchanged for shares of Common Stock of the Company according to a market value formula.
The merger agreement provides for initial payments totaling approximately $22 million, payable primarily in unregistered restricted shares of the Company's Common Stock. The merger agreement also provides for other incentive payments that may be earned by the KBI founders based on CaroCapital's future results of operations. If earned, these additional payments will be made primarily in unregistered, restricted shares of the Company's
Common Stock (valued according to a market value formula). The closing of the merger is subject to certain regulatory approvals. The Company filed applications for authority to issue additional shares of Common Stock in connection with the merger with the North Carolina Utilities
Commission (Docket No. E-2, Sub 711) and the South
Carolina Public Service Commission (Docket No.
97-170-E) on April 28, 1997 and April 29, 1997,
respectively. The Company cannot predict the outcome of these matters.


Item 6.	Exhibits and Reports on Form 8-K
________________________________________

       (a)	Exhibits

           None.

       (b)	Reports on Form 8-K filed during or with respect
           to the quarter:


     	Date of Report
	(Earliest Event Reported)   	  Date of Signature      Items Reported
___________________________     _________________      ______________

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


                           CAROLINA POWER & LIGHT COMPANY
                                   	(Registrant)


                           By     /s/ Glenn E. Harder
                             	Executive Vice President and
                               	Chief Financial Officer


                           By     /s/ Bonnie V. Hancock
	                            		Vice President and Controller
                             	(and Principal Accounting Officer)

Date:    May  13, 1997