Form 10-Q
period 1997-06-30
CAROLINA POWER & LIGHT CO
filed 1997-08-13
CIK 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                   (Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from    to
                                                       --   --
                          Commission file number 1-3382

                         CAROLINA POWER & LIGHT COMPANY
             (Exact name of registrant as specified in its charter)


                                 North Carolina
         (State or other jurisdiction of incorporation or organization)

                                   56-0165465
                      (I.R.S. Employer Identification No.)


           411 Fayetteville Street, Raleigh, North Carolina 27601-1748
                  (Address of principal executive offices) (Zip Code)

                                  919-546-6111
              (Registrant's telephone number, including area code)



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
                                             ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (Without Par Value) shares outstanding at July 31, 1997: 151,340,394

                          PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

         Reference is made to the attached Appendix containing the Consolidated Interim Financial Statements for the periods ended June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS
            For the Three, Six and Twelve Months Ended June 30, 1997,
           As Compared With the Corresponding Periods One Year Earlier
           -----------------------------------------------------------


                               Operating Revenues
                               ------------------

         For the three, six and twelve months ended June 30, 1997, operating revenues were affected by the following factors (in millions):


                                       Three Months  Six Months  Twelve Months

Weather ............................   $(43)          $(91)          $(140)

Customer Growth / Changes In
Usage Patterns .....................     33             41              73

Power Agency .......................     (4)           (20)            (27)

NCEMC Load Loss ....................     --             --             (47)

Price ..............................     (8)           (11)            (19)

Sales to Other Utilities ...........      1             (7)             (3)

Other ..............................      1              1               5
------------------------------------   ----           ----           -----

     Total .........................   $(20)          $(87)          $(158)
                                       =====          =====           =====



         The decrease in the weather component of revenue for the three, six and twelve months ended June 30, 1997, is the result of milder than normal temperatures in the current periods as compared to more extreme weather patterns in the prior periods. The increase in customer growth / changes in usage patterns component of revenue for all comparison periods is primarily a result of economic growth within the Company's service territory. Sales to North Carolina Eastern Municipal Power Agency (Power Agency) decreased for the six and twelve months ended June 30, 1997, due to the impacts of milder weather, along with the increased availability in the current period of generating units owned jointly by the Company and Power Agency. Beginning in January 1996, North Carolina Electric Membership Corporation (NCEMC) replaced 200 MW of load capacity it formerly purchased from the Company with power purchases from another supplier. For all comparison periods, part of the decrease in the price component of revenue is attributable to a decrease in the fuel cost component of revenue, along with the impact of changes to the NCEMC Power Coordination Agreement, which became effective in January 1997.


                               Operating Expenses
                               ------------------


         The increase in fuel expense for the three months ended June 30, 1997, reflects changes in the generation mix due to the refueling outage at the Harris Nuclear Plant, which resulted in a higher ratio of fossil generation to total generation in the current period. This increase is partially offset by a decrease in deferred fuel costs due to under-recovery of fuel costs in the current quarter. The decrease in fuel expense for the twelve months ended June 30, 1997, primarily reflects decreases in generation as a result of lower sales during the current period.


         Purchased power decreased for the three, six and twelve months ended June 30, 1997, primarily due to amendments to electric purchase power agreements between the Company and Cogentrix of North Carolina, Inc. and Cogentrix Eastern Carolina Corporation, which became effective in September 1996.


         The increase in other operation and maintenance expense for the three- and twelve-month periods is primarily as a result of the timing of plant outages. There were more outages in the current periods, resulting in higher expense as compared to the prior periods.

         In December 1996, the North Carolina Utilities Commission (NCUC) authorized the Company to accelerate amortization of certain regulatory assets over a three-year period beginning January 1, 1997. In March 1997, the South Carolina Public Service Commission (SCPSC) approved a similar plan for the Company to accelerate the amortization of certain regulatory assets, including plant abandonment costs related to the Harris Nuclear Plant, over a three-year period beginning January 1, 1997. Depreciation and amortization for the three, six and twelve months ended June 30, 1997, includes approximately $17 million, $34 million, and $34 million, respectively, related to accelerated amortization of these regulatory assets. The increase in depreciation and amortization expense for the three, six and twelve months ended June 30, 1997, also reflects amortization of deferred Hurricane Fran operation and maintenance expenses of approximately $3 million, $6 million and $10 million, respectively, in the current periods.

         Income tax expense decreased for all periods due to a decrease in operating income and the impact of tax provision adjustments recorded in June 1996 and June 1997 for potential audit issues in open tax years.


                                  Other Income
                                  ------------


          Allowance for equity funds used during construction decreased for the three, six and twelve months ended June 30, 1997, in accordance with the application of the formula prescribed by the Federal Energy Regulatory Commission. During the current periods, a greater proportion of the total allowance for funds used during construction was credited to interest charges as allowance for borrowed funds used during construction.

         The increase in interest income for all periods is a result of $8.7 million of interest income that was recorded in the second quarter of 1997 related to an income tax refund.

         The change in other income, net, for the three, six and twelve months ended June 30, 1997, includes losses recorded in the current periods incurred in the start-up phases of certain non-regulated investments and decreases in certain income items, none of which is individually significant. Offsetting these decreases in the current twelve-month period, was an adjustment of $22.9 million to the unamortized balance of abandonment costs related to the Harris Nuclear Plant. See additional discussion of the abandonment adjustment in the Retail Rate Matters section of Other Matters.


                                Interest Charges
                                ----------------


          Interest charges on long-term debt decreased for all reported periods primarily due to reduced long-term debt balances. Also contributing to the decrease in interest charges for the twelve-month period were refinancings of long-term debt with lower interest cost commercial paper borrowings.

         Other interest charges decreased for the twelve months ended June 30, 1997, primarily due to a $6 million interest accrual recorded in the prior period related to the 1995 NCUC fuel order.



               MATERIAL CHANGES IN LIQUIDITY AND CAPITAL RESOURCES
                    From December 31, 1996, to June 30, 1997
                    and From June 30, 1996, to June 30, 1997
                    ----------------------------------------

                              Capital Requirements
                              --------------------

         The Company did not issue long-term debt in the twelve-month period ended June 30, 1997. The proceeds from the issuance of short-term debt and/or internally generated funds financed the redemption or retirement of long-term debt totaling $60 million and $135 million during the six and twelve months ended June 30, 1997, respectively.


         On July 1, 1997, the Company redeemed all 500,000 shares of $7.72 Serial Preferred Stock and all 350,000 shares of $7.95 Serial Preferred Stock, both at a redemption price of $101 per share. On June 30, 1997, $84.4 million was reclassified to current liabilities. The redemptions were funded with additional commercial paper borrowings and/or internally generated funds.


         The Company's capital structure as of June 30 was as follows:


                                                   1997         1996
                                                 -------      -------

Common Stock Equity ....................          51.14%       49.32%


Long-term Debt .........................          47.74%       47.99%


Preferred Stock ........................           1.12%        2.69%


         The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" by Standard & Poor's and "A+" by Duff & Phelps. Moody's Investors Service, Standard & Poor's and Duff & Phelps have rated the Company's commercial paper "P-1," "A-1" and "D-1," respectively.

                                  OTHER MATTERS

                               Retail Rate Matters
                               -------------------


         A petition was filed in July 1996 by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) with the NCUC, requesting that the NCUC conduct an investigation of the Company's base rates or treat its petition as a complaint against the Company. The petition alleged that the Company's return on equity (which was authorized by the NCUC in the Company's last general rate proceeding in 1988) and earnings are too high. In December 1996, the NCUC issued an order denying CIGFUR's petition and stating that it tentatively found no reasonable grounds to proceed with CIGFUR's petition as a complaint. In January 1997, CIGFUR filed its Comments and Motion for Reconsideration to which the Company responded. On February 6, 1997, the NCUC issued an order denying CIGFUR's Motion for Reconsideration. On February 25, 1997, CIGFUR filed a Notice of Appeal of the NCUC's decision with the North Carolina Court of Appeals. The Company filed its brief in this matter on July 18, 1997. The Company cannot predict the outcome of this matter.

         In December 1996, the Company filed a proposal with the SCPSC to accelerate amortization of certain regulatory assets, including plant abandonment costs related to the Harris Nuclear Plant, over a three-year period beginning January 1, 1997. In anticipation of approval of the proposal in 1997, the unamortized balance of plant abandonment costs related to the Harris Nuclear Plant was adjusted in 1996 to reflect the present value impact of the shorter recovery period. This adjustment resulted in an increase in income of approximately $14 million, after tax, in the fourth quarter of 1996. On March 20, 1997, the SCPSC approved the Company's accelerated amortization proposal.


                                 Other Business
                                 --------------


         In 1996, the Company established a wholly owned subsidiary, CaroCapital, Inc. (CaroCapital), which purchased a minority equity interest (40%) in Knowledge Builders, Inc. (KBI), an energy-management software and control systems company. On May 6, 1997, CaroCapital entered into a merger agreement pursuant to which KBI was merged into CaroCapital. In connection with the merger, the remaining KBI stock was exchanged for common stock of the Company according to a market value formula. The merger resulted in the issuance of approximately 604,000 shares of the Company's common stock (valued at $20.5 million) and a cash payment of $1.9 million. The merger agreement also provided for incentive payments based on CaroCapital's future results of operations. If earned, these additional payments will be made primarily in shares of the Company's common stock. The merger was completed on June 5, 1997. Following the completion of the merger, CaroCapital was renamed Strategic Resource Solutions Corp., a North Carolina Enterprise Corporation.


                                   Competition
                                   -----------


         On April 17, 1997, the North Carolina General Assembly approved legislation establishing a 23-member study commission to evaluate the future of electric service in the state. The members of the commission will be comprised of legislators and representatives from retail customers, electric companies and other interested parties. The commission will examine a wide range of issues related to the cost and delivery of electric service, including the issue of customer choice of electric providers. The commission will make an interim report to the 1998 General Assembly and a final report in 1999. Also on April 17, 1997, a bill was introduced in the North Carolina House of Representatives calling for retail electric competition. The bill would require that residential customers be able to choose their provider by October 1, 1998, commercial customers by January 1, 1999, and industrial customers by July 1, 1999. The Company cannot predict the outcome of these matters.

         On February 6, 1997, representatives in the South Carolina General Assembly introduced a bill calling for a transition to full competition in the electric utility industry beginning in 1998. No action was taken on this bill. In addition, by letter dated May 6, 1997, the Speaker of the South Carolina House of Representatives requested that the SCPSC prepare a proposal for the deregulation and restructuring of electricity in South Carolina, with a report date of January 31, 1998. The SCPSC has requested and received comments, including those filed by the Company, on deregulation and has invited interested parties to make presentations on August 19, 1997. The South Carolina General Assembly's Utility Subcommittee has scheduled a series of hearings around the state beginning this August in order to receive citizen input on the deregulation issue. The Company cannot predict the outcome of these matters.

         Numerous bills have been introduced in both the House and Senate of the 105th Congress concerning the restructuring of the electric utility industry. There is little consensus among key provisions of the various bills. Some bill sponsors have held workshops and hearings to discuss various aspects of restructuring. No legislation has been passed to date in this session. More restructuring-related bills are expected to be introduced later in the session. The Company cannot predict the outcome of these matters.

                        Impact of New Accounting Standard
                        ---------------------------------

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS-128), which changed the previous standards on computing and presenting earnings per share. SFAS-128 is effective for fiscal years beginning after December 15, 1997; earlier application is not permitted. The Company does not expect the adoption of SFAS-128 to have a material impact on its financial statements.

                           PART II. OTHER INFORMATION


Item 1.         Legal Proceedings
-------         -----------------


                Legal aspects of certain matters are set forth in Item 5 below.



Item 2.         Changes in Securities
-------         ---------------------

                (Reference is made to the Company's 1996 Form 10-K, Other Matters, paragraph 7, page 26. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1997, Item 5, paragraph 3.)

                (a) Securities Sold. On June 5, 1997, the Company issued 603,872 shares of its Common Stock (Common Shares) in connection with the merger of Knowledge Builders, Inc. (KBI) into a wholly-owned subsidiary of the Company (CaroCapital, Inc., a North Carolina Enterprise Corporation, since renamed Strategic Resource Solutions, Corp.). Of these Common Shares, 583,200 shares were issued as merger consideration to the former holders of KBI common stock for KBI shares that were canceled in the merger. The remaining 20,672 of these Common Shares were issued to former holders of options to purchase KBI common stock, as consideration for the cancellation of those options.

                     Additional  Common  Shares (with a maximum  market value at time of issuance of $11.4 million) will be issued as merger consideration to the former holders of KBI common stock. The number of these additional Common Shares will depend on (A) the results of operations of Strategic Resource Solutions, Corp. for fiscal years 1998 through 2001 and (B) the market value of Common Shares immediately prior to issuance.

                     Up to  20,672  additional  Common  Shares  may be issued to former holders of options to purchase KBI common stock. These additional Common Shares would be issued on October 15, 1999, subject to continuation of employment with Strategic Resource Solutions, Corp. through that date.

                    In connection with the merger, the Company also agreed to make certain incentive compensation payments based upon future performance of Strategic Resource Solutions, Corp. through 2001. The payment obligations are subject to certain vesting requirements. If vested, payments are payable partially in restricted shares of Common Stock. The number of shares to be issued, if any, cannot be determined at this time.

                (b) Underwriters and Other Purchasers. No underwriters were used in connection with this issuance of Common Shares. Common Shares (and the right to receive additional Common Shares subject to certain conditions described above) were issued
                    (A) as merger consideration to former holders of KBI common stock whose KBI shares were canceled in the merger and (B) as consideration to former holders of options to purchase KBI common stock, as consideration for the cancellation of those options.


                (c) Consideration.  The  consideration  for  the  Common  Shares issued (and to be issued in the future as described above) was the cancellation of former shares of KBI in the merger and the cancellation of the KBI options as a condition precedent to completion of the merger.


                (d) Exemption  from  Registration  Claimed.  The  Common  Shares described in this Item were (and will be) issued on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933. The Common Shares were issued to a limited number of persons and subjected to restrictions on resale appropriate for private placements, and appropriate disclosure was made to all persons to whom Common Shares were issued.




Item 3.         Defaults upon Senior Securities   ) Not applicable for the
------          -------------------------------     quarter ended June 30, 1997.
                                                  )
                                                  )


Item 4.         Submission of Matters to a Vote of Security Holders
-------         ---------------------------------------------------


                (a) The Annual Meeting of the Shareholders was held on May 7, 1997.


                (b) The meeting  involved  the  election of Class II  directors.
                    Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees as listed below, and all such nominees were elected.

                (c) The total votes for the election of directors were as follows:

                      Class II ..............    Votes For     Votes Withheld

                      (Term Expiring in 2000)

                      Edwin B. Borden .......    129,766,494     3,537,515
                      Richard L. Daugherty ..    129,724,639     3,579,370
                      Robert L. Jones .......    129,574,585     3,729,424



                    The Board of Directors' proposal to approve the 1997 Equity Incentive Plan was approved by the shareholders. The number of shares voted for the proposal was 113,487,684 and the number of shares voted against the proposal was 15,352,897.

Item 5.         Other Information
-------         -----------------

                1. (Reference is made to the Company's 1996 Form 10-K, Generating Capability, paragraph 3.a., page 4.) With regard to the construction of two new combustion turbine generating units, located at the Company's Darlington County Electric Plant near Hartsville, South Carolina, one unit began operation on May 31, 1997, the other on June 12, 1997. These units have a total generating capacity of approximately 240 MW.

                2. (Reference is made to the Company's 1996 Form 10-K, Generating Capability, paragraph 3.d., page 4.) With regard to the Company's June 12, 1996, Request for Proposal for purchasing peaking power, on July 14, 1997, the Company and PECO Power Team, a division of PECO Energy Co., announced an agreement for the Company to purchase up to 300 megawatts of peaking power from PECO for the summer periods of 1999 to 2003.

                3. (Reference is made to the Company's 1996 Form 10-K, Competition and Franchises, paragraph 1.b., page 6. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1997, Item 5, paragraph 1.) With regard to the 23-member deregulation study commission established by the North Carolina General Assembly, the appointment of the commission members is not expected to occur until this fall.

                    In South Carolina, 30 parties , including the Company, filed comments regarding deregulation with the South Carolina Public Service Commission (SCPSC) on June 30, 1997. Reply comments were filed on July 21, 1997. Interested parties have been invited to make presentations to the SCPSC on August 19, 1997. The South Carolina General Assembly's Utility Subcommittee has scheduled a series of hearings around the state beginning this August in order to receive citizen input on the deregulation issue.


                    The Company cannot predict the outcome of these matters.


                4. (Reference is made to the Company's 1996 Form 10-K, Retail Rate Matters, paragraph 2, page 12.) With regard to the filing by Carolina Industrial Group for Fair Utility Rates (CIGFUR) of a Notice of Appeal with the North Carolina Court of Appeals, the Company filed its brief with the court on July 18, 1997. The Company cannot predict the outcome of this matter.

                5. (Reference is made to the Company's 1996 Form 10-K, Retail Rate Matters, paragraph 4, page 13.) With regard to the annual fuel factor hearing before the North Carolina
                    Utilities Commission (NCUC), on June 5, 1997, the Company filed its 1997 application proposing to lower the Company's billing fuel factor from 1.109 cents/kwh to 1.097 cents/kwh. The fuel factor hearing was held on August 5, 1997. The Company anticipates receiving a final order from the NCUC in September. The Company cannot predict the outcome of this matter.

                6. (Reference is made to the Company's 1996 Form 10-K, Retail Rate Matters, paragraph 5.a., page 14.) With regard to the avoided cost proceedings with the NCUC, by order issued June 19, 1997, the NCUC approved the updated avoided cost rates and provisions that were reflected in the Company's proposed order.

                7. (Reference is made to the Company's 1996 Form 10-K, Environmental Matters, paragraph 2, page 15.) In an effort to resolve ozone non-attainment issues in the Northeast,
                    Chicago, and Atlanta areas, the Environmental Protection Agency (EPA) formed the Ozone Transport Assessment Group
                    (OTAG), a partnership involving the EPA and environmental regulators from 37 states. At its final meeting on June 20, 1997, OTAG approved a recommendation endorsing a range of potential reductions of utility Nitrogen Oxide (NOx) emissions beyond the Phase II reductions. Specific reduction targets will be proposed by the EPA on a state-by-state basis. The EPA's final rulemaking for the individual states is expected in late 1998. The Company cannot determine the estimated costs for the further NOx reductions at this time. The Company cannot predict the outcome of this matter.

                8. (Reference is made to the Company's 1996 Form 10-K, Environmental matters, paragraph 2, page 15) With regard to revisions to existing air quality standards, the EPA issued final regulations revising the ozone standard and establishing a new fine-particulate standard on July 17, 1997. These regulations may require the installation of additional control equipment at some of the Company's fossil-fueled electric generating plants. The Company is evaluating the impact of the new regulations on its facilities and cannot determine the estimated costs of additional controls which may be required for compliance with the new standards. The Company cannot predict the outcome of this matter.

                9. (Reference is made to the Company's 1996 Form 10-K, Other Matters, paragraph 1, page 24. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1997,
                    Item 5, paragraph 2.) With regard to the Independent Consultant's Safety Inspection Report required to be filed under Federal Energy Regulatory Commission (FERC) Regulation 18 CFR Part 12, the Company filed a response on April 24, 1997, to the FERC's letter dated February 27, 1997. In its response, the Company agreed with some of the FERC's comments and took exception to others. The Company has not received a reply from the FERC as of this date. The Company cannot predict the outcome of this matter.


                10. (Reference  is made to the Company's  1996 Form 10-K,  Other
                    Matters, paragraph 7, page 26. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1997,
                    Item 5, paragraph 3.) With regard to the Company's wholly-owned subsidiary, CaroCapital, Inc. (CaroCapital), the merger with Knowledge Builders, Inc. was completed and applications for authority to issue additional shares of the Company's Common Stock in connection with the merger were approved by the NCUC and the SCPSC on May 28, 1997, and June 5, 1997, respectively. Following the completion of the merger, CaroCapital's board of directors recommended and its sole shareholder (the Company) adopted a resolution approving the change of CaroCapital's name to Strategic Resource Solutions Corp., a North Carolina Enterprise Corporation. Articles of Amendment to change the name were filed with the North Carolina Secretary of State on June 16, 1997. See additional discussion of this transaction in Part II, Item 2.

  Item 6.       Exhibits and Reports on Form 8-K
  -------       --------------------------------


                (a) Exhibits Filed:


                     Exhibit No.             Description

                     3(i) Restated Charter of Carolina Power & Light Company as amended on May 10, 1996.

                     3(ii)                   By-Laws of  Carolina  Power &
                                             Light   Company   as   amended   on
                                             September 18, 1996.

                     *10(a) 1997 Equity Incentive Plan, approved by the Company's shareholders May 7, 1997, effective as of January 1, 1997 (filed as Appendix A to the Company's 1997 Proxy Statement, File No. 001-03382).

                     10(b) Performance Share Sub-Plan of the 1997 Equity Incentive Plan, adopted by the Personnel, Executive Development and Compensation
                                             Committee    of   the    Board   of
                                             Directors, March 19, 1997, (subject
                                             to shareholder approval of the 1997
                                             Equity  Incentive  Plan,  which was
                                             obtained on May 7, 1997).



                (b) Reports on Form 8-K filed during or with respect to the quarter:


                    None.




-------------

*Incorporated herein by reference as indicated.

                                   SIGNATURES


          Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CAROLINA POWER & LIGHT COMPANY
                                  (Registrant)


                              By /s/ Glenn E.Harder
                              ---------------------
                                 Glenn E. Harder
                          Executive Vice President and
                             Chief Financial Officer


                            By /s/ Bonnie V. Hancock
                            ------------------------
                                Bonnie V. Hancock
                          Vice President and Controller
                       (and Principal Accounting Officer)





Date:     August 13, 1997