Form 10-Q
period 1997-09-30
CAROLINA POWER & LIGHT CO
filed 1997-11-12
CIK 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from      to
                                                       ----   ----

                          Commission file number 1-3382
                                                 ------

                         CAROLINA POWER & LIGHT COMPANY
                         ------------------------------
             (Exact name of registrant as specified in its charter)

     North Carolina                                   56-0165465
   -----------------                                 ------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

           411 Fayetteville Street, Raleigh, North Carolina 27601-1748
          -------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

                                  919-546-6111
                                 -------------
              (Registrant's telephone number, including area code)


    ------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (Without Par Value) shares outstanding at October 31, 1997: 150,340,394.

                          PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements
               --------------------

         Reference is made to the attached Appendix containing the Consolidated Interim Financial Statements for the periods ended September 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
               -----------------------------------------------------------------


                              RESULTS OF OPERATIONS
         For the Three, Nine and Twelve Months Ended September 30, 1997,
           As Compared With the Corresponding Periods One Year Earlier
          -------------------------------------------------------------

                               Operating Revenues
                              --------------------

         For the three, nine and twelve months ended September 30, 1997, operating revenues were affected by the following factors (in millions):




                                                   Three    Nine     Twelve
                                                   Months   Months   Months
                                                   ------   ------   ------
Customer Growth / Changes In
Usage Patterns .................................   $  61    $ 103    $ 124


Weather ........................................      21      (70)     (92)


Price ..........................................     (21)     (32)     (35)

Power Agency ...................................      (1)     (22)     (24)

NCEMC Load Loss ................................      --       --      (24)

Sales to Other Utilities .......................      14        7        9

Other ..........................................       1        2        4
------------------------------------------------   -----    -----    -----

     Total .....................................   $  75    $ (12)   $ (38)
                                                   =====    ======   ======


         The increase in the customer growth / changes in usage patterns component of revenue for all comparison periods is primarily a result of economic growth within the Company's service territory. The increase in the weather component of revenue for the three months ended September 30, 1997 reflects a return to more normal temperatures in the current period. The decrease in the weather component of revenue for the nine and twelve months ended September 30, 1997, is the result of milder than normal temperatures in the current periods as compared to more extreme weather patterns in the prior periods. Both the customer growth / changes in usage patterns and weather components of revenue were impacted by lost revenues caused by Hurricanes Fran and Bertha in the prior periods. For all comparison periods, part of the decrease in the price component of revenue is attributable to a decrease in the fuel cost component of revenue, along with the impact of changes to the Power Coordination Agreement between the Company and North Carolina Electric Membership Corporation (NCEMC), which became effective in January 1997. The decrease in revenue related to sales to North Carolina Eastern Municipal Power Agency (Power Agency) for the nine- and twelve-month periods is primarily due to the impacts of milder weather, along with the increased availability in the current period of generating units owned jointly by the Company and Power Agency. Beginning in January 1996, NCEMC replaced 200 MW of load capacity it formerly purchased from the Company with power purchases from another supplier. The increase in revenues from sales to other utilities for all comparison periods reflects the Company's increased bulk power marketing efforts.

                               Operating Expenses
                               ------------------

         The change in purchased power for all periods includes increased purchases from other utilities resulting from the Company's more active participation in bulk power marketing. These increases were offset to varying extents by decreases in purchased power as a result of amendments to electric purchase power agreements between the Company and Cogentrix of North Carolina, Inc. and Cogentrix Eastern Carolina Corporation, which became effective in September 1996.

         Other operation and maintenance expense for all prior periods includes Hurricane Fran expenses of $29.8 million. The Company received approval from the North Carolina Utilities Commission (NCUC) to defer total accumulated expenses of approximately $40 million associated with Hurricane Fran and amortize them over a 40-month period. These expenses were deferred during the fourth quarter of 1996. Excluding the impact of Hurricane Fran, other operation and maintenance expense decreased $13.5 million and $14.5 million for the three and nine months ended September 30, 1997, respectively. The three-month decrease is primarily a result of the timing of plant outages. In the prior three-month period, there were higher expenses associated with nuclear plant outages as compared to the current period. The decrease for the nine-month period is partially a result of decreased severance-related costs in the current period. Both comparison periods also reflect the Company's continued cost reduction efforts, particularly the consolidation of customer service functions, and the impact of Hurricane Bertha striking the Company's service territory in July 1996.

         Other operation and maintenance expense increased $11.9 million for the twelve-month period ended September 30, 1997, excluding the impact of Hurricane Fran expenses incurred in the prior period and the subsequent deferral of all Hurricane Fran expenses in the current period. This increase is primarily a result of increased outage expense incurred during the current period. In the current twelve-month period there were several major fossil and nuclear plant outages that resulted in higher expense as compared to the prior period. Partially offsetting these expenses were the Company's continued cost reduction efforts and the impacts of severance-related costs and Hurricane Bertha, as discussed above.

         In December 1996, the NCUC authorized the Company to accelerate amortization of certain regulatory assets over a three-year period beginning January 1, 1997. In March 1997, the South Carolina Public Service Commission (SCPSC) approved a similar plan for the Company to accelerate the amortization of certain regulatory assets, including plant abandonment costs related to the Harris Nuclear Plant, over a three-year period beginning January 1, 1997. Depreciation and amortization for the three, nine and twelve months ended September 30, 1997, includes approximately $17 million, $51 million, and $51 million, respectively, related to accelerated amortization of these regulatory assets. The increase in depreciation and amortization expense for the three, nine and twelve months ended September 30, 1997, also reflects amortization of deferred expenses associated with Hurricane Fran of approximately $3 million, $9 million and $13 million, respectively, in the current periods.

         Income tax expense increased $33 million for the three-month period primarily due to an increase in pre-tax operating income. For the nine- and twelve-month periods, income tax expense decreased $28.3 and $50.4 million, respectively due to a reduction in pre-tax operating income, as well as the impact of current and prior period tax provision adjustments recorded for potential audit issues in open tax years.

                                  Other Income
                                  ------------

          Allowance for equity funds used during construction decreased for the nine and twelve months ended September 30, 1997, in accordance with the application of the formula prescribed by the Federal Energy Regulatory Commission. During the current periods, a greater proportion of the total allowance for funds used during construction was credited to interest charges as allowance for borrowed funds used during construction.

         Interest income increased for all periods primarily as a result of interest income of $1.3 million, $10.0 million and $10.0 million recorded during the three, nine and twelve months ended September 30, 1997, respectively, related to an income tax refund.

          The change in other income, net, for the three, nine and twelve months ended September 30, 1997, includes losses in the current periods for certain non-regulated investments which are in the start-up phases and decreases in certain income items, none of which is individually significant. Offsetting these decreases in the current twelve-month period, was an adjustment of $22.9 million to the unamortized balance of abandonment costs related to the Harris Nuclear Plant. See additional discussion of the abandonment adjustment in the Retail Rate Matters section of OTHER MATTERS.

                                Interest Charges
                               ------------------

          Interest charges on long-term debt decreased for all reported periods primarily due to reduced long-term debt balances. Also contributing to the decrease in interest charges for the twelve-month period were refinancings of long-term debt with lower interest cost commercial paper borrowings.


                    MATERIAL CHANGES IN LIQUIDITY AND CAPITAL
                      RESOURCES From December 31, 1996, to
                               September 30, 1997
               and From September 30, 1996, to September 30, 1997
              ----------------------------------------------------

                              Capital Requirements
                             ----------------------

         During the nine- and twelve-month periods ended September 30, 1997, the Company financed redemptions or retirements of long-term debt totaling $60 million and $135 million, respectively, from the issuance of short-term debt and/or internally generated funds.

         On July 1, 1997, the Company redeemed all 500,000 shares of $7.72 Serial Preferred Stock and all 350,000 shares of $7.95 Serial Preferred Stock, both at a redemption price of $101 per share. The redemptions were funded with additional commercial paper borrowings and/or internally generated funds.

         On August 26, 1997, the Company issued $200 million of First Mortgage Bonds. The net proceeds from this issuance were used to reduce the outstanding balance of commercial paper and other short-term debt and for other general corporate purposes. There were no other long-term debt issuances during the nine and twelve months ended September 30, 1997.

         On September 30, 1997, the Company terminated a $70 million long-term revolving credit facility. As of October 1, 1997, the Company's revolving credit facilities totaled $615 million, consisting of long-term agreements totaling $515 million and a $100 million short-term agreement. The Company is required to pay minimal annual commitment fees to maintain its credit facilities.

         The Company's capital structure as of September 30 was as follows:

                                      1997       1996
                                      ----       ----
Common Stock Equity .............    53.40%     50.75%

Long-term Debt ..................    45.47%     46.53%

Preferred Stock .................     1.13%      2.72%



         The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" by Standard & Poor's and "A+" by Duff & Phelps. Moody's Investors Service, Standard & Poor's and Duff & Phelps have rated the Company's commercial paper "P-1," "A-1" and "D-1," respectively.



                                  OTHER MATTERS

                               Retail Rate Matters
                               -------------------

         A petition was filed in July 1996 by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) with the NCUC, requesting that the NCUC conduct an investigation of the Company's base rates or treat its petition as a complaint against the Company. The petition alleged that the Company's return on equity (which was authorized by the NCUC in the Company's last general rate proceeding in 1988) and earnings are too high. In December 1996, the NCUC issued an order denying CIGFUR's petition and stating that it tentatively found no reasonable grounds to proceed with CIGFUR's petition as a complaint. In January 1997, CIGFUR filed its Comments and Motion for Reconsideration to which the Company responded. On February 6, 1997, the NCUC issued an order denying CIGFUR's Motion for Reconsideration. On February 25, 1997, CIGFUR filed a Notice of Appeal of the NCUC's decision with the North Carolina Court of Appeals. The Company filed its brief in this matter on July 18, 1997. Oral argument before the North Carolina Court of Appeals is scheduled for November 19, 1997. The Company cannot predict the outcome of this matter.

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

                                   Competition
                                   -----------

         On April 17, 1997, the North Carolina General Assembly approved legislation establishing a 23-member study commission to evaluate the future of electric service in the state. In October 1997, the North Carolina Senate and the North Carolina House of Representatives appointed twelve state legislators, two residential customers, two industrial customers, one commercial customer and one power marketer to the study commission. Also in October 1997, the Governor of North Carolina appointed an environmentalist to the study commission. The study commission also includes a representative from each of the four major power suppliers in the state: the Company, Duke Energy, NCEMC and ElectriCities. The commission will examine a wide range of issues related to the cost and delivery of electric service, including the issue of customer choice of electric providers, and will make an interim report to the 1998 General Assembly and a final report in 1999. The study commission's first meeting was held on November 4, 1997. The Company cannot predict the outcome of this matter.

         Also on April 17, 1997, a bill was introduced in the North Carolina House of Representatives calling for retail electric competition. The bill would require that residential customers be able to choose their provider by October 1, 1998, commercial customers by January 1, 1999, and industrial customers by July 1, 1999. The Company cannot predict the outcome of this matter.

          On February 6, 1997, representatives in the South Carolina General Assembly introduced a bill calling for a transition to full competition in the electric utility industry beginning in 1998. No action was taken on this bill. In addition, by letter dated May 6, 1997, the Speaker of the South Carolina House of Representatives requested that the SCPSC prepare a proposal for the deregulation and restructuring of electricity in South Carolina, with a report date of January 31, 1998. The SCPSC requested and received comments, including those filed by the Company, on deregulation and invited interested parties to make presentations on August 19, 1997. The Company and other interested parties made presentations regarding deregulation to the SCPSC August 19 through August 21, 1997. The South Carolina General Assembly's Utility Subcommittee has completed six hearings around the state in order to receive citizen input on the deregulation issue. The subcommittee will continue to meet regarding deregulation. The Company cannot predict the outcome of this matter.

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


         In anticipation of the emergence of deregulation in the electric utility industry, the Company will internally organize into separate business units in early 1998. The business units will include Energy Supply, Energy Delivery and Retail Sales and Services. The focus of these business units will be to create a corporate culture that is necessary to compete in a deregulated environment.


                        Impact of New Accounting Standard
                        ---------------------------------

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS-128), which changed the previous standards on computing and presenting earnings per share. SFAS-128 is effective for fiscal years ending after December 15, 1997; earlier application is not permitted. The Company does not expect the adoption of SFAS-128 to have a material impact on its financial statements.

                           PART II. OTHER INFORMATION


Item 1.        Legal Proceedings
-------        -------------------

               Legal aspects of certain matters are set forth in Item 5 below.


Item 2.        Changes in Securities
-------        -----------------------

                (a) Securities Delivered. On October 30, 1997, 301,087 shares of
                    ---------------------
                    the Company's common stock (Common Shares) that had been recently purchased in the open market by the Company's wholly-owned subsidiary, Strategic Resource Solutions Corp., a North Carolina Enterprise Corporation (SRS), were exchanged by SRS for all of the outstanding shares of Diversified Control Systems, Inc., a North Carolina corporation (DCS). SRS is obligated to deliver additional Common Shares having a market value (calculated according to a formula in the exchange agreement) of $500,000 if DCS meets certain financial performance objectives by December 31, 1997. All Common Shares delivered by SRS pursuant to the exchange agreement have been or will be acquired in market transactions, and do not represent newly-issued shares of the Company.

                (b) Underwriters and Other Purchasers. No underwriters were used
                    ----------------------------------
                    in connection with the share exchange transactions identified above. The recipients of the Common Shares were the shareholders of DCS, who all agreed to exchange their DCS shares for Common Shares pursuant to the exchange agreement.

                (c) Consideration.  The  consideration for the Common Shares was
                    --------------
                    the exchange of all outstanding shares of DCS stock pursuant to the exchange agreement.

                (d) Exemption  from  Registration  Claimed.  The  Common  Shares
                    ---------------------------------------
                    described  in this  Item were  delivered  on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933. The Common Shares were received by a limited number of individuals and are subject to restrictions on resale typical for private placements. Appropriate disclosure was made to all persons receiving Common Shares in the exchange with SRS.


Item 3.        Defaults upon Senior Securities  )
-------        -------------------------------  ) Not applicable for the quarter
                                                ) ended September 30, 1997.
Item 4.        Submission of Matters to a Vote  )
-------        of Security Holders              )
               -------------------------------

Item 5.        Other Information
-------        -----------------


                1. (Reference is made to the Company's 1996 Form 10-K, Generating Capability, paragraph 3.e., page 4.) With regard to the Asheville Combustion Turbine Project, a Certificate of Public Convenience and Necessity was issued by the North Carolina Utilities Commission (NCUC) on August 1, 1997, to construct a 160 MW combustion turbine unit. On August 15, 1997, the Company contracted with General Electric Company to manufacture and install this combustion turbine unit. The expected in-service date is June 1999.

                 2. (Reference  is  made  to  the  Company's   1996  Form  10-K,
                    Competition and Franchises, paragraph 1.b., page 6.) By order issued September 23, 1997, the NCUC requested additional comments from interested parties regarding: the matters raised in the parties' initial and reply comments filed in Docket No. E-100, Sub 78; general industry trends related to industry restructuring; and the parties' actual experience under FERC Orders 888 and 889. The initial comments are due on November 26, 1997, and reply comments are due on December 17, 1997. The Company cannot predict the outcome of this matter.

                 3. (Reference  is  made  to  the  Company's   1996  Form  10-K,
                    Competition and Franchises, paragraph 1.b., page 6. Reference is also made to the Company's Form 10-Q for the quarter ended March 31, 1997, Item 5, paragraph 1. Reference is also made to the Company's Form 10-Q for the quarter ended June 30, 1997, Item 5, paragraph 3.) With regard to the 23-member deregulation study commission established by the North Carolina General Assembly, in October 1997, the North Carolina Senate and North Carolina House of Representatives appointed twelve state legislators, two residential customers, two industrial customers, one commercial customer and one power marketer to the study commission. The Governor of North Carolina appointed an environmentalist to the study commission. The study commission also includes a representative from each of the four major power suppliers in the state: the Company, Duke Energy, North Carolina Electric Membership Corporation and ElectriCities. The study commission's first meeting was held on November 4, 1997.

                    Interested parties, including the Company, made presentations regarding deregulation to the South Carolina Public Service Commission (SCPSC) August 19 through August 21, 1997. The South Carolina General Assembly's Utility Subcommittee has completed six hearings around the state in order to receive citizen input on the deregulation issue. The subcommittee will continue to meet regarding deregulation.

                    The Company cannot predict the outcome of these matters.

                4.  (Reference  is  made  to  the  Company's   1996  Form  10-K,
                    Financing Program, paragraph 3, page 11.) Issuance of Bonds, Preferred Stock and Debentures were as follows:

                              The issuance on August 26, 1997, of $200 million principal amount of First Mortgage Bonds, 6.80% Series due on August 15, 2007. The net proceeds of approximately $199 million were used to reduce the outstanding balance of commercial paper and other short-term debt and for other general corporate purposes.

                5.  (Reference  is  made  to  the  Company's   1996  Form  10-K,
                    Financing Program, paragraph 4, page 11.) Retirements and redemptions during 1997 were as follows:

                              The full redemption on July 1, 1997, of 500,000 shares of Serial Preferred Stock, $7.72 Series, at a redemption price of $101.00 per share.

                              The full redemption on July 1, 1997, of 350,000 shares of Serial Preferred Stock, $7.95 Series, at a redemption price of $101.00 per share.

                6. (Reference is made to the Company's 1996 Form 10-K, Financing Program, paragraph 5, page 11.) On September 30, 1997, the Company terminated a $70 million long-term revolving credit facility. As of October 1, 1997, the Company's credit facilities totaled $615 million, consisting of $515 million in long-term agreements and a $100 million short-term agreement. The Company is required to pay minimal annual commitment fees to maintain its credit facilities.


                7. (Reference is made to the Company's 1996 Form 10-K, Retail Rate Matters, paragraph 2, page 12. Reference is also made to the Company's Form 10-Q for the quarter ended June 30, 1997, Item 5, paragraph 4.) With regard to the filing by Carolina Industrial Group for Fair Utility Rates (CIGFUR) of a Notice of Appeal with the North Carolina Court of Appeals, oral argument before the North Carolina Court of Appeals is scheduled for November 19, 1997. The Company cannot predict the outcome of this matter.


                8. (Reference is made to the Company's 1996 Form 10-K, Retail Rate Matters, paragraph 3, page 13.) With regard to Integrated Resource Planning (IRP), on September 16, 1997, the NCUC issued an order soliciting comments from interested parties regarding streamlining or otherwise refining the IRP process. Initial comments were filed by the Company on October 30, 1997, and reply comments are due December 1, 1997. The Company cannot predict the outcome of this matter.


                9. (Reference is made to the Company's 1996 Form 10-K, Retail Rate Matters, paragraph 4, page 13. Reference is also made to the Company's Form 10-Q for the quarter ended June 30, 1997, Item 5, paragraph 5.) With regard to the annual NCUC fuel factor hearing on August 5, 1997, the NCUC issued a final order approving the billing fuel factor of 1.097 cents/kwh on September 8, 1997. This new factor became effective on September 15, 1997.


                10. (Reference  is  made  to  the  Company's   1996  Form  10-K,
                    Environmental Matters, paragraph 2, page 15. Reference is also made to the Company's Form 10-Q for the quarter ended June 30, 1997, Item 5, paragraph 7.) With regard to the Clean Air Act matters, the Environmental Protection Agency
                    (EPA) has recently issued a rulemaking to implement the Ozone Transport Assessment Group's recommendations regarding utility Nitrogen Oxide (NOx) emissions. Northeastern states are petitioning the EPA for additional NOx controls. The Company cannot predict the outcome of this matter.


                11. (Reference  is  made  to  the  Company's   1996  Form  10-K,
                    Environmental Matters, paragraph 3.c., page 16.) With regard to the Seaboard Chemical Corporation in Jamestown, North Carolina, on August 22, 1997, the Company joined with other members of the Seaboard Group II in entering into an Administrative Order on Consent to undertake a feasibility study. The Company cannot predict the outcome of this matter.

                12. (Reference  is  made  to  the  Company's   1996  Form  10-K,
                    Environmental Matters, paragraph 3.d., page 17.) With regard to the Crown Cork & Seal Company and Clark Equipment Company lawsuit seeking contribution from the Company in connection with the Macon-Dockery site, on April 11, 1997, the United States District Court for the Middle District of North Carolina granted the plaintiffs' motion for a voluntary dismissal without prejudice. The Company anticipates that this lawsuit will be refiled shortly. The Company cannot predict the outcome of this matter.

                13. (Reference  is  made  to  the  Company's   1996  Form  10-K,
                    Environmental Matters, paragraph 3.f., page 17.) With regard to the Cherokee Oil Company sites in Charlotte, North Carolina, on October 10, 1997, a partial consent decree resolving the Company's liability at the site was entered with the United States District Court for the Western District of North Carolina. The costs associated with this site are not material to the results of operations of the Company.


                14. (Reference  is  made  to  the  Company's   1996  Form  10-K,
                    Environmental Matters, paragraph 4, page 17.) With regard to Wilmington Oil Terminal, the North Carolina Department of Environment and Natural Resources, (formerly the North Carolina Department of Environment, Health and Natural Resources), approved the corrective action plan modifications for natural attenuation and degradation of petroleum residuals in the groundwater. The costs associated with this site are not material to the results of operations of the Company.

                15. (Reference is made to the Company's 1996 Form 10-K,  Nuclear
                    Matters, paragraph 2, page 18.) With regard to high-level radioactive waste disposal and fees paid by the Company to the Department of Energy (DOE), by order issued August 20, 1997, the NCUC requested comments from interested parties regarding the utilities' spent fuel storage and disposal activities and costs and the reasonableness of the utilities continuing to pay a disposal fee to the DOE after January
                    31, 1998. Initial comments were filed by the Company and other interested parties on September 30, 1997. Reply comments were filed on October 21, 1997. The Company cannot predict the outcome of this matter.


                    In October of 1997, the U.S. House of Representatives voted 307 to 120 in favor of legislation calling for the construction of an interim nuclear waste storage site in Nevada by 2002. A similar waste bill was approved by the U.S. Senate in April of 1997. The Company cannot predict the outcome of this matter.

                16. (Reference  is made to the Company's  1996 Form 10-K,  Other
                    Matters, paragraph 5, page 25.) With regard to CaroNet, LLC and its applications to provide competing local telephone service and to provide intrastate long distance service in North Carolina, the NCUC granted CaroNet, LLC Certificates of Public Convenience and Necessity to provide these services on April 10, 1997 and September 11, 1997, respectively.

Item 6.        Exhibits and Reports on Form 8-K
-------        --------------------------------

                (a) Exhibits Filed:


                     Exhibit No.                      Description
                     -----------                      -----------

                     27                               Financial Data Schedule


                (b) Reports  on Form 8-K filed  during or with  respect  to the quarter:

                    The Company filed a Form 8-K on August 28, 1997 regarding the August 26, 1997 issuance of $200 million principal amount of First Mortgage Bonds, 6.80% Series due August 15, 2007.

                                   SIGNATURES


          Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAROLINA POWER & LIGHT COMPANY
                                                  (Registrant)


                                         By      /s/ Glenn E. Harder
                                             --------------------------------
                                                     Glenn E. Harder
                                               Executive Vice President and
                                                Chief Financial Officer


                                         By       /s/ Bonnie V. Hancock
                                             -------------------------------
                                                    Bonnie V. Hancock
                                              Vice President and Controller
                                            (and Principal Accounting Officer)





Date:     November 12, 1997