Form 10-K405
period 1997-12-31
CAROLINA POWER & LIGHT CO
filed 1998-03-26
CIK 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
      (Mark One)
      ----------
        [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       OR
         [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to
                                                   -----    -----

                          Commission file number 1-3382
                                                 ------

                         CAROLINA POWER & LIGHT COMPANY
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                                            411 Fayetteville Street
North Carolina             56-0165465       Raleigh, North Carolina     27601
----------------           ----------       -----------------------     -----
(State or other         (I.R.S. Employer     (Address of principal    (Zip Code)
jurisdiction of         Identification No.)    executive offices)
incorporation or
organization)

                                    919-546-6111
                                    ------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
           -----------------------------------------------------------

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock (Without Par Value)       New York Stock Exchange
                                       Pacific Stock Exchange
Quarterly Income Capital Securities    New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
           -----------------------------------------------------------
                 Preferred Stock (Without Par Value, Cumulative)
                                (Title of Class)

Indicate by check mark  whether the  registrant  (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     .  No           .
    ---------       ---------

Indicate by check mark if disclosure of delinquent  filers  pursuant to  405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates at February 27, 1998, was $6,318,461,450.

Shares of Common  Stock  (Without Par Value)  outstanding  at February 27, 1998:
151,340,394.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Portions of the Company's 1998 definitive proxy statement dated March 30, 1998, are incorporated into Part III, Items 10, 11, 12 and 13 hereof.

                                                   TABLE OF CONTENTS
                                                                                                             Page
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS                                                                     3

                                                        PART I
ITEM 1.      BUSINESS                                                                                          4
                   General                                                                                     4
                   Generating Capability                                                                       5
                   Interconnections with Other Systems                                                         8
                   Competition                                                                                 9
                   Capital Requirements                                                                       12
                   Financing Program                                                                          13
                   Retail Rate Matters                                                                        15
                   Wholesale Rate Matters                                                                     17
                   Environmental Matters                                                                      17
                   Nuclear Matters                                                                            20
                   Fuel                                                                                       24
                   Diversified Businesses                                                                     26
                   Other Matters                                                                              27
                   Operating Statistics                                                                       29

ITEM 2.      PROPERTIES                                                                                       30

ITEM 3.      LEGAL PROCEEDINGS                                                                                31

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              32

             EXECUTIVE OFFICERS OF THE REGISTRANT                                                             33

                                                        PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS                        35

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA                                                             36

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS            37

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       47

ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                         48

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE             70

                                                       PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                               70

ITEM 11.     EXECUTIVE COMPENSATION                                                                           70

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                   70

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                   70

                                                        PART IV

ITEM 14.     EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                     70



SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------

The matters discussed throughout this Form 10-K that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

Examples of forward-looking statements discussed in this Form 10-K, ITEM 1, "BUSINESS", include, but are not limited to, statements under the following headings: 1) "General" relating to forecasted capacity margins over anticipated system peak loads; 2) "Generating Capability" regarding the forecasted system sales growth and planned generation additions schedule; 3) "Interconnections with Other Systems" relating to future energy cost savings resulting from amendments to agreements with Cogentrix and relating to estimated minimum annual payments for long-term purchase contracts; 4) "Competition" regarding the effect on the Company of increased competition at the wholesale level and the likelihood of additional restructuring-related bills being introduced in Congress in 1998; 5) "Capital Requirements" relating to estimated capital requirements for 1998-2000; 6) "Financing Program" relating to expected external funding requirements; 7) "Environmental Matters" relating to future capital expenditures to meet nitrogen oxide emission requirements, emerging regulatory requirements and the materiality of future costs related to environmental matters;  8) "Nuclear  Matters"  relating  to future  capital  expenditures  for modifications at the Company's nuclear units, future increase in low-level radioactive waste disposal costs, materiality of various nuclear-related matters and the date of replacement of the Harris Plant steam generators; 9) "Fuel" regarding the percentages of future coal burn requirements from intermediate and long-term agreements, effect of amendments to the Clean Air Act on the price of low sulfur coal, sufficiency of existing uranium contracts and regarding total decontamination and decommissioning fund fees expected to be paid; and 10) "Diversified Businesses" relating to future services to be provided by Interpath Communications, Inc., future investments in affordable housing and Strategic Resource Solutions Corp.'s enhanced ability to deliver energy-management products.

In addition, examples of forward-looking statements discussed in this Form 10-K,
ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", include, but are not limited to, statements under the following headings: 1) "Liquidity and Capital Resources" about estimated capital requirements and 2) "Other Matters" about the effects of new environmental regulations, nuclear decommissioning costs, the effect of deregulation and the outcome of the Year 2000 compliance.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that should be considered with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: Governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the North Carolina Utilities Commission and the South Carolina Public Service Commission); general industry trends; operation of nuclear power facilities; nuclear storage facilities; nuclear decommissioning costs; general economic growth; weather conditions and catastrophic weather-related damage; deregulation; market demand for energy; inflation; capital market conditions; unanticipated changes in operating expenses and capital expenditures and legal and administrative proceedings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the effect of each such factor on the Company.

                                     PART I

ITEM 1.    BUSINESS
-------    --------

GENERAL
-------
1.       Company.  Carolina  Power & Light  Company  (the  Company)  is a public
         --------
         service corporation formed under the laws of North Carolina in 1926, and is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina. The
         Company had approximately 6,900 employees at December 31, 1997. The principal executive offices of the Company are located at 411 Fayetteville Street, Raleigh, North Carolina 27601, telephone number:
         919-546-6111.

2.       Franchises.  The  Company  is a  regulated  public  utility  and  holds
         -----------
         franchises to the extent necessary to operate in the municipalities and other areas it serves.

3.       Service.
         --------

         a) The territory served, an area of approximately 30,000 square miles, includes a substantial portion of the coastal plain of North Carolina extending to the Atlantic coast between the Pamlico River and the South Carolina border, the lower Piedmont section of North Carolina, an area in northeastern South Carolina and an area in western North Carolina in and around the City of Asheville. The estimated total population of the territory served is approximately 3.8 million.

         b) The Company provides retail electricity in over 200 communities, each having an estimated population of 500 or more, and at wholesale to North Carolina Eastern Municiple
                  Power Agency consisting of 32 members, 3 municipalities, French Broad Electric Membership Corporation and North Carolina Electric Membership Corporation consisting of 27 members (17 of which are served by the Company's system). At December 31, 1997, the Company was furnishing electric service to approximately 1,153,000 customers.

4.       Sales.  During  1997,  33% of  operating  revenues  were  derived  from
         ------
         residential sales, 21% from commercial sales, 24% from industrial sales, 13% from wholesale sales and 9% from other sources. Of such operating revenues, approximately 68% were derived from North Carolina retail customers, 13% from South Carolina retail customers, 13% from North Carolina wholesale customers, less than 1% from South Carolina wholesale customers and 6% from sales to other utilities and other sources.

5.       Peak Demand.
         ------------

         a) A 60-minute system peak demand record of 10,156 megawatts (MW) was reached on August 14, 1995. At the time of this peak demand, the Company's capacity margin, based on installed capacity (less unavailable capacity) and scheduled firm purchases and sales, was approximately 7.0%.

         b) Total system peak demand for 1995 increased by .12%, for 1996 decreased by 3.4%, and for 1997 increased by 2.2%, as compared with the preceding year. The Company currently projects that system peak demand will increase at an average annual growth rate of approximately 2.6% over the next ten years. The year-to-year change in actual peak demand is influenced by the specific weather conditions during those years and may not exhibit a consistent pattern. Total system load factors, expressed as the ratio of the average load supplied to the peak load demand, for the years 1995-1997 were 59.2%, 60.8% and 60.6%, respectively. The Company forecasts capacity margins of 9.6% over anticipated system peak load for 1998 and 9.6% for 1999. This forecast assumes normal weather conditions in each year consistent with long-term experience, and is based upon the rated Maximum Dependable Capacity of generating units in commercial operation and scheduled firm purchases of power. See PART I, ITEM 1, "Generating Capability" and "Interconnections With Other Systems". However, some of the generating units included in arriving at these capacity margins may be unavailable as a result of scheduled outages, environmental modifications or unplanned outages. See PART I,
                  ITEM 1, "Environmental Matters" and "Nuclear Matters". The data contained in this paragraph includes North Carolina Eastern Municipal Power Agency's (Power Agency) load requirements and capability from its ownership interests in certain of the Company's generating facilities. See PART I,
                  ITEM 1, "Generating Capability", paragraph 1.

GENERATING CAPABILITY
---------------------

1.       Facilities.  At December  31,  1997,  the  Company  had a total  system
         -----------
         installed generating capability (including Power Agency's share) of 9,853 MW, with generating capacity provided primarily from the installed generating facilities listed in the table below. The Maximum Dependable Capacity of the Company's Brunswick Nuclear Plant was increased by 110 MW effective January 1, 1998. The remainder of the Company's generating capacity is composed of 53 coal, hydro and combustion turbine units ranging in size from a 2.5 MW hydro unit to a 78 MW coal-fired unit. Pursuant to certain agreements with the Company, Power Agency, which is comprised of former North Carolina municipal wholesale customers of the Company and Virginia Electric and Power Company (Virginia Power), has acquired undivided ownership interests of 18.33% in Brunswick Unit Nos. 1 and 2, 12.94% in Roxboro Unit No. 4 and 16.17% in Harris Unit No. 1 and Mayo Unit No. 1 (collectively, the Joint Facilities). Of the total system installed generating capability of 9,853 MW, 54% is coal, 31% is nuclear, 2% is hydro and 13% is fired by other fuels including No. 2 oil, natural gas and propane.

                      MAJOR INSTALLED GENERATING FACILITIES
                              AT DECEMBER 31, 1997
                                        Year                         Maximum
                                     Commercial                    Dependable
Plant Location           Unit No.    Operation      Primary Fuel    Capacity
--------------           --------    ----------     ------------  ------------
Asheville                   1           1964            Coal       198 MW
(Skyland,N.C.)              2           1971            Coal       194 MW

Cape Fear                   5           1956            Coal        143MW
(Moncure, N.C.)             6           1958            Coal        173MW

Darlington County Plant     12          1997           Gas/Oil      120MW
(Hartsville, S.C.)          13          1997           Gas/Oil      120MW

H.F. Lee                    1           1952            Coal         79MW
(Goldsboro, N.C.)           2           1951            Coal         76MW
                            3           1962            Coal        252MW


H.B. Robinson               1           1960            Coal        174MW
(Hartsville, S.C.)          2           1971           Nuclear      683MW

Roxboro                     1           1966            Coal        385MW
(Roxboro, N.C.)             2           1968            Coal        670MW
                            3           1973            Coal        707MW
                            4           1980            Coal        700MW<F1>

L.V. Sutton                 1           1954            Coal         97MW
(Wilmington, N.C.)          2           1955            Coal        106MW
                            3           1972            Coal        410MW

Brunswick                   1           1977           Nuclear      767MW<F1>
(Southport, N.C.)           2           1975           Nuclear      754MW<F1>

Mayo                        1           1983            Coal        745MW<F1>
(Roxboro N.C.)

Harris                      1           1987           Nuclear      860MW<F1>
(New Hill, N.C.)

<F1>
Facilities are jointly owned by the Company and Power Agency, and the capacity shown includes Power Agency's share.



2.       Maintenance of Properties.  The Company maintains all of its properties
         --------------------------
         in good operating condition in accordance with sound management practices. The average life expectancy for rate making and accounting purposes of the Company's generating facilities (excluding combustion turbine units and hydro units) is approximately 40 years from the date of commercial operation.

3.       Generation Additions Schedule.  The Company's energy and load forecasts
         ------------------------------
         were revised in December 1997. Over the next ten years, system sales growth is forecasted to average approximately 2.6% per year and annual growth in system peak demand is projected to average approximately 2.6%. The Company's generation additions schedule, which is updated annually, provides for the addition of 2,887 megawatts of combustion turbine capacity and 3,600 megawatts of combined cycle capacity over the period 1998 to 2011. Additions planned through 2003 are discussed below.

         a) The Company received a Certificate of Public Convenience and Necessity from the North Carolina Utilities Commission (NCUC) on March 21, 1996 granting permission to construct approximately 500 MW of combustion turbine capacity adjacent to the Company's Lee Steam Electric Plant in Wayne County, North Carolina. The units will primarily be used during periods of summer and winter peak demands. Under the current schedule for the combustion turbine capacity, construction is to begin in August 1998. Commercial operation is anticipated to begin in June 2000, with the aggregate cost of these units expected to approximate $130 million. In the interim, peaking requirements will be met with power purchases.

         b) The Company issued a Notice of Inquiry (NOI) on March 12, 1996 concerning short-term power purchases for the peak winter months of 1998-1999 and the peak summer months of 1998. The

                  NOI was sent to a number of electric utilities, independent power producers and power marketers. The Company received a number of bids, which resulted in contract purchases for the summer of 1998.

         c) In June 1996, the Company issued Requests for Proposal (RFP) for purchased power of 700 to 1,000 MW of capacity to meet the Company's future generation needs in its service territory and to replace contract purchases terminating in 1998-1999. The Company projected a need of approximately 200 to 350 MW in its western service territory, and approximately 350 to 650 MW in its eastern service territory. The capacity was requested to be available for delivery by June 1, 1999. Proposals were invited from all potential suppliers who were capable of meeting the conditions of the RFP. In January 1997 the Company decided, based on the proposals received, to purchase approximately one-third of the necessary peaking capacity, and on July 14, 1997, the Company and PECO Power Team, a division of PECO Energy Co. (PECO), announced an agreement for the Company to purchase up to 300 megawatts of peaking power from PECO for the summer periods of 1999 to 2003. The other two-thirds of capacity for 1999 will be supplied by a combination of short-term purchases, and power from the Buncombe County combustion turbine, as described in paragraph 3.e. below.

         d) In April 1997, the Company issued a RFP for purchased power of 400 to 800 MW of capacity to meet the Company's future generation needs beginning in the years 2000 and 2001. Proposals were invited from all potential suppliers who were capable of meeting the conditions of the RFP. On July 30, 1997, 11 proposals were received from 9 bidders, offering approximately 2,300 MW of capacity. The Company is continuing to evaluate the proposals.

         e) Due to increased economic activity and load growth in its western service territory, on September 4, 1996, the Company filed with the NCUC its preliminary plans to construct approximately 320 MW of combustion turbine generating capacity in Buncombe County, North Carolina at the Company's existing Asheville Steam Electric Plant, with an in-service date of the summer of 1999. Pursuant to those plans, on January 31, 1997, the Company filed with the NCUC an Application for a Certificate of Public Convenience and Necessity for one combustion turbine unit of approximately 160 MW at the
                  Asheville Plant. A Certificate of Public Convenience and Necessity was issued by the NCUC on August 1, 1997, to construct the combustion turbine unit. On August 15, 1997, the Company contracted with General Electric Company to manufacture and install this combustion turbine unit. The expected in-service date is June 1999. (This turbine, along with certain power purchases described in paragraph 3.c. above, will satisfy the Company's anticipated future generation needs in its western service territory. As a result, plans to construct the additional 160 MW of combustion turbines in Buncombe County have been indefinitely postponed.) The Company cannot predict the outcome of this matter.

INTERCONNECTIONS WITH OTHER SYSTEMS
-----------------------------------

1.       Interconnections.  The  Company's  facilities in Asheville and vicinity
         -----------------
         are integrated into the total system through the facilities of Duke Energy Corporation (Duke) via interconnection agreements that permit transfer of power to and from the Asheville area. The Company also has major interconnections with the Tennessee Valley Authority (TVA), Appalachian Power Company (APCO), Virginia Power, South Carolina
         Electric and Gas Company (SCE&G), South Carolina Public Service Authority (SCPSA) and Yadkin, Inc. (Yadkin). Major interconnections include 115 kV and 230 kV ties with SCE&G and SCPSA; 115 kV, 230 kV and 500 kV ties with Duke and Virginia Power; a 115 kV tie with Yadkin; a 161 kV tie with TVA; and three 138 kV ties and one 230 kV tie with APCO. See paragraph 3.b. below.

2.       Interchange and Power Purchase/Sale Agreements.
         -----------------------------------------------

         a) The Company has interchange agreements with APCO, Duke, SCE&G, SCPSA, TVA, Virginia Power and Yadkin which provide for the purchase and sale of power for hourly, daily, weekly, monthly or longer periods. In addition to the interchange agreements, the Company has executed individual purchase agreements and sales agreements with more than 100 companies beyond the Virginia-Carolinas Subregion described in paragraph 2.b. below. Purchases and sales under these agreements may be made due to economic or reliability considerations.

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

                  On December 31, 1996, pursuant to the Federal Energy Regulatory Commission (FERC) Order 888, which directs that no bundled economy energy coordination transactions occur after December 31, 1996, the Company submitted to the FERC a compliance filing to unbundle transmission charges from rate schedules that are applicable to the power sales agreements between the Company and others. See PART I, ITEM 1, "Competition", paragraph 2, for further discussion of the FERC Order 888.

         b) The Virginia-Carolinas Subregion of the Southeastern Electric Reliability Council is made up of the Company, Duke, Nantahala Power & Light Company, SCE&G, SCPSA, Virginia Power, Southeastern Power Administration and Yadkin. Electric service reliability is promoted by arrangements among the members of electric reliability organizations at the subregional level.

3.       Long-Term Purchase Power Contracts.
         -----------------------------------

         a) In March 1987, the Company entered into an agreement with Duke, which has been accepted by the FERC, whereby Duke would provide 400 MW of firm capacity to the Company's system over the period January 1, 1992, through December 31, 1997. Pursuant to an amendment of the contract, commencement of the purchase of power by the Company was delayed until July 1993 and termination was extended through June 1999. The estimated minimum annual payment for power purchases under the six-year agreement is approximately $48 million, representing capital-related capacity costs. Purchases under this agreement, including transmission use charges, totaled $69.5 million in 1997.

         b) The Company has entered into an agreement, which has been approved by the FERC, with APCO and Indiana Michigan Power Company (Indiana Michigan), operating subsidiaries of American Electric Power Company, to upgrade a transmission interconnection with APCO in the Company's western service area, establish a new interconnection in the Company's eastern service area and purchase 250 MW of generating capacity from Indiana Michigan's Rockport Unit No. 2 through 2009. The upgrade to the transmission interconnection in the Company's western service area was completed in 1992, and the Company recently announced plans to upgrade an existing 138 kV transmission line between Person County, North Carolina and Danville, Virginia, rather than establish a new interconnection in its eastern service area. The upgrade is currently expected to be completed by mid-1998. The estimated minimum annual payment for power purchases under the agreement is approximately $31 million, representing capital-related capacity costs. In 1997, purchases under this agreement, including transmission use charges, totaled $61.9 million.

         c) In 1996, the Company agreed with Cogentrix of North Carolina, Inc. and Cogentrix Eastern Carolina Corporation (collectively referred to as Cogentrix) to amend electric power purchase agreements related to five plants owned by Cogentrix. The amendments, which became effective on September 26, 1996, permit the Company to dispatch the output of the five plants. In return, the Company gave up its right to purchase two of the five plants in 1997. As a result of the amendments, energy cost savings are expected during each of the years 1997 through 2002.

4.       Power  Agency.  Pursuant  to the  terms  of a 1981  Power  Coordination
         --------------
         Agreement, as amended, between the Company and Power Agency, the Company is obligated to purchase a percentage of Power Agency's ownership capacity of, and energy from, the Mayo and Harris Plants through 1997 and 2007, respectively. The buyback period ended in 1997 for Mayo. The Harris Plant buyback will continue through 2007. The estimated minimum annual payments for these purchases, representing capital-related capacity costs, total approximately $26 million. Purchases under the agreement with Power Agency totaled $36.2 million in 1997.

COMPETITION
-----------

 1.      General
         -------
         In recent years, the electric utility industry has experienced a substantial increase in competition at the wholesale level, caused by changes in federal law and regulatory policy. Several states have also decided to deregulate aspects of retail electric service. The issue of retail deregulation and competition is being reviewed by a number of states and bills have been introduced in Congress that seek to introduce retail deregulation in all states.

         Allowing increased competition in the generation and sale of electric power will require resolution of many complex issues. One of the major issues to be resolved is who will pay for stranded costs (those costs and investments made by utilities in order to meet their statutory obligation to provide electric service) if the market price of electricity following industry restructuring is not sufficient to cover those costs. The amount of such stranded costs the Company might experience would depend on the timing of, and the extent to which, direct competition is introduced, and the then-existing market price of energy. If electric utilities were no longer subject to cost-based regulation and it were not possible to recover stranded costs, the results of operations and financial position of the Company would be adversely affected.

2.       Wholesale  Competition
         ----------------------
         Since  passage  of the  National  Energy  Act  of  1992  (Energy  Act),
         competition in the wholesale electric utility industry has significantly increased due to greater participation by traditional electricity suppliers, wholesale power marketers and brokers, and due to the trading of energy futures contracts on various commodities exchanges. This increased competition could affect the Company's load forecasts, plans for power supply and wholesale energy sales and related revenues. The impact could vary depending on the extent to which additional generation is built to compete in the wholesale market, new opportunities are created for the Company to expand its wholesale load, or current wholesale customers elect to purchase from other suppliers after existing contracts expire.

         To assist in the development of wholesale competition, the FERC, in 1996, issued standards for wholesale wheeling of electric power through its rules on open access transmission and stranded costs and on information systems and standards of conduct (Orders 888 and 889). The rules require all transmitting utilities to have on file an open access transmission tariff, which contains provisions for the recovery of stranded costs and numerous other provisions that could affect the sale of electric energy at the wholesale level. The Company filed its open access transmission tariff with the FERC in mid-1996. Shortly thereafter, Power Agency and other entities filed protests challenging numerous aspects of the Company's tariff and requesting that an evidentiary proceeding be held. The FERC set the matter for hearing and set a discovery and procedural schedule. In July 1997, the Company filed an offer of settlement in this matter. The administrative law judge certified the offer to the full FERC in September 1997. The offer is pending before the FERC. The Company cannot predict the outcome of this matter.

         In November 1997, the Company applied to the FERC for authority to sell power at market-based rates. In January 1998, the FERC issued an order accepting the Company's application and permitting the Company to sell power at market-based rates.

3.       Retail Competition
         ------------------
         The Energy Act prohibits the FERC from ordering retail wheeling - transmitting power on behalf of another producer to an individual retail customer. Several states, including California and Pennsylvania, have changed their laws and regulations to allow retail electric customers to buy power from suppliers other than the local utility. Other states are considering similar changes, and some have instituted experimental programs to allow a limited number of customers to select electric suppliers. These changes and proposals have taken differing forms and included disparate elements. The Company believes changes in existing laws in both North and South Carolina would be required to permit competition in the Company's retail jurisdictions.

4.       North Carolina Activities
         -------------------------
         Since 1995, the NCUC has been considering the impact of increased competition in the electric industry. In May 1996, the NCUC issued an order stating that the FERC Orders 888 and 889 would provide a new focus for NCUC proceedings with respect to competition in the electric industry. As a result, the NCUC held Docket No. E-100, Sub 77, which concerned retail competition, in abeyance pending further order and established a new docket (Docket No. E-100, Sub 78) to address the FERC Orders 888 and 889. The NCUC has received several rounds of comments in this docket; the Company filed its most recent comments and reply comments in November 1997 and December 1997, respectively. The Company cannot predict the outcome of this matter.

         In April 1997, the North Carolina General Assembly (General Assembly) approved legislation establishing a 23-member study commission to evaluate the future of electric service in the state. The commission is comprised of 12 state legislators, two residential customers, two industrial customers, a commercial customer, a power marketer, an environmentalist and representatives from each of the four major power suppliers in the state. The commission is examining a wide range of issues related to the cost and delivery of electric service. The commission will make an interim report to the 1998 General Assembly and a final report in 1999. The Company cannot predict the outcome of this matter.


5.       South Carolina Activities
         -------------------------
         In February 1997, representatives in the South Carolina General Assembly introduced a bill calling for a transition to full competition in the electric utility industry beginning in 1998. No action was taken on this bill. In addition, by letter dated May 6, 1997, the Speaker of the South Carolina House of Representatives requested that the South Carolina Public Service Commission (SCPSC) prepare a proposal for the deregulation and restructuring of electricity in South Carolina. On February 3, 1998, the SCPSC issued a report to the South Carolina General Assembly recommending caution and more study on the issue of deregulation. The report outlines a five-year transition plan that it recommends be followed if the South Carolina legislators decide to go forward with deregulation. The South Carolina General Assembly's
         Utility Subcommittee has completed six hearings around the state in order to receive citizen input on the deregulation issue. The subcommittee will continue to meet. The Company cannot predict the outcome of this matter.

6.       Federal Activities
         ------------------
         Numerous bills were introduced in the 105th Congress concerning the restructuring of the electric utility industry. Key provisions of the bills vary widely. Committee Chairs have held workshops and hearings to discuss various aspects of restructuring. No legislation was passed during the 1997 session of Congress, and more restructuring-related bills are expected to be introduced in Congress during 1998. The Company cannot predict the outcome of this matter.

7.       Company Activities
         ------------------
         The developments described above have created greater planning uncertainty and risks for the Company. The Company has been addressing these risks by securing long-term contracts with its wholesale customers and by continuing to work to meet the energy needs of its industrial customers. To position itself to better address these risks, the Company internally organized into separate business units in early 1998. The business units include Energy Supply, Energy Delivery and Retail Sales and Services. The focus of these business units will be to further the development of a corporate culture that is necessary to compete in a deregulated environment. Other elements of the Company's strategy to respond to the changing market for electricity include promoting economic development, implementing new marketing strategies, improving customer satisfaction and increasing the focus on managing and reducing costs (and, consequently, avoiding future rate increases).

         In late 1996, the Company and North Carolina Electric Membership Corporation (NCEMC) entered into a revised Power Coordination Agreement
         (PCA) under which NCEMC will receive discounted capacity in exchange for long-term commitments to the Company for its supplemental power. As a result of this revised agreement, the Company provided 100 MW of baseload power to NCEMC in 1997, and will provide a block of 225 MW from 1998 to 2010, an additional block of 225 MW from 2000 to 2004 and a third block of 225 MW from 2001 to 2008. The remainder of the NCEMC capacity provided by the Company, not separately contracted for in the revised agreement, will be billed at fixed rates through the year 2003, rather than at the formula rates established in the original PCA. The FERC has accepted the revised PCA. When NCEMC seeks future supplies, the Company will respond and expects to remain competitive in the pursuit and retention of wholesale load.

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

         As a regulated entity, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS-71). Accordingly, the Company records certain regulatory assets and liabilities resulting from the effects of the ratemaking process. These assets and liabilities would not be recorded under generally accepted accounting principles for unregulated entities. The Company's ability to continue to meet the criteria for application of SFAS-71 may be affected in the future by competitive forces, deregulation and restructuring in the electric utility industry. In the event that SFAS-71 no longer applied to a separable portion of the Company's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of electric utility plant assets as determined pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."


CAPITAL REQUIREMENTS
--------------------

         Capital  Requirements.  During 1997 the Company expended  approximately
         ----------------------
         $549 million for capital requirements. Estimated capital requirements for 1998 through 2000 primarily reflect construction expenditures that will be made to meet customer growth by adding generating, transmission and distribution facilities, as well as upgrading existing facilities. The Company's capital requirements, excluding expenditures of diversified businesses, for those years are reflected in the following table (in millions).

                                               1998      1999      2000
                                               -----     -----     -----

Construction Expenditures                      $398      $494      $526
Nuclear Fuel Expenditures                        93        83        96
AFUDC                                            (6)       (5)       (7)
                                               -----     -----     -----
Net Expenditures <F1>                           485       572       615
Mandatory Retirements of Long-Term Debt         208        53       197
TOTAL                                          $693      $625      $812
-----                                          =====     =====     =====

<F1>         Reflects  reductions of approximately $11 million,  $18 million and
             $7 million for 1998, 1999 and 2000, respectively, in net capital requirements resulting from Power Agency's projected payment of its ownership share of capital expenditures related to the Joint Facilities.

         This table includes Clean Air Act expenditures of approximately $32 million, and generating facility addition expenditures of approximately $405 million. The generating facility addition expenditures will primarily be used to construct new combustion turbine units, which are intended for use during periods of high demand. These units are scheduled to be placed in service during 1999 through 2002. See PART I,
         ITEM 1, "Environmental Matters", paragraph 2, and "Generating Capability," paragraph 3, for further discussion of the impact of the Clean Air Act on the Company and planned generation additions, respectively.

         In addition, total projected cash requirements of diversified businesses for the years 1998 through 2000 approximate $362 million. These expenditures include affordable housing investments, telecommunications infrastructure development, acquisitions and other capital requirements of the Company's diversified businesses. These projections are periodically reviewed and may change significantly.

FINANCING PROGRAM
-----------------

1.       Financing Requirements.  Based on the Company's most recent estimate of
         -----------------------
         capital requirements, external funding requirements, which do not include early redemptions of long-term debt or redemptions of preferred stock, are expected to approximate $220 million in 1998. These funds will be required for construction, mandatory retirements of long-term debt and general corporate purposes, including the repayment of short-term debt. The Company expects to have external funding requirements of $100 million and $200 million in 1999 and 2000, respectively. The amount and timing of future sales of the Company's securities will depend upon market conditions and the specific needs of the Company. The Company may from time to time sell securities beyond the amount needed to meet capital requirements in order to allow for the early redemption of long-term debt, the redemption of preferred stock, the reduction of short-term debt or for other general corporate purposes. See PART II, ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", for further analysis and discussion of the Company's financing plans and capital resources and liquidity.

2.       SEC Filings.
         ------------
         a) The Company has on file with the Securities and Exchange Commission (SEC) a shelf registration statement (File No. 33-57835), under which $250 million principal amount of first mortgage bonds and $125 million principal amount of first mortgage bonds and/or unsecured debt securities of the Company remain available for issuance.

         b) The Company has on file with the SEC a shelf registration statement (File No. 33-5134) enabling the Company to issue up to $180 million of Serial Preferred Stock.

3.       Issuances of Bonds, Preferred Stock and Debentures.
         ---------------------------------------------------
                  External financings during 1997 included:

                  The issuance on August 26, 1997, of $200 million principal amount of First Mortgage Bonds, 6.80% Series due on August 15, 2007. The net proceeds of approximately $199 million were used to reduce the outstanding balance of commercial paper and other short-term debt and for other general corporate purposes.

4.       Redemptions/Retirements of Bonds, Preferred Stock and Debentures.
         -----------------------------------------------------------------
                   Redemptions and retirements during 1997 included:

         a) The retirement on January 24, 1997, of $60 million principal amount of First Mortgage Bonds, 7.75% Secured Medium-Term Notes, Series C, which matured on that date.

         b) The redemption on July 1, 1997, of all 500,000 shares of Serial Preferred Stock, $7.72 Series, at a redemption price of $101.00 per share.

         c) The redemption on July 1, 1997, of all 350,000 shares of Serial Preferred Stock, $7.95 Series, at a redemption price of $101.00 per share.

         d) The retirement on October 1, 1997, of $40 million principal amount of First Mortgage Bonds, 6-3/8% Series, which matured on that date.

5.       Credit  Facilities.  As of December 31, 1997,  the Company's  revolving
         -------------------
         credit facilities totaled $515 million, substantially all of which are long-term agreements supporting its commercial paper borrowings. The Company is required to pay minimal annual commitment fees to maintain its credit facilities. Consistent with management's intent to maintain a portion of its commercial paper on a long-term basis, and as supported by its long-term revolving credit facilities, the Company has included in its long-term debt $245.9 million of commercial paper outstanding as of December 31, 1997. See PART II, ITEM 8, "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA", Note 3, for a more detailed discussion of the Company's revolving credit facilities.

RETAIL RATE MATTERS
-------------------
1.       General.  The Company is subject to regulation in North Carolina by the
         --------
         NCUC and in South Carolina by the SCPSC with respect to, among other things, rates and service for electric energy sold at retail, retail service territory and issuances of securities.

2.       Current Retail Rates. The rates of return granted to the Company in its
         ---------------------
         most recent general rate cases are as follows:

1988 North Carolina Utilities Commission Order (test year ended March 31, 1987)
-------------------------------------------------------------------------------
                        Capital      Weighted      Weighted
Capital Structure       Ratio        Cost Rate       Cost
-----------------       -------      ---------     --------
Long-Term Debt          48.57%          8.62%        4.19%
Preferred Stock          7.43           8.75          .65
Common Equity           44.00          12.75         5.61
                                                    -----
Rate of Return                                      10.45%
                                                    =====

1988 South Carolina Public Service Commission Order (test year ended
September 30, 1987)
-------------------------------------------------------------------------------
                        Capital      Weighted    Weighted
Capital Structure        Ratio       Cost Rate     Cost
-----------------       -------      ---------     --------
Long-Term Debt          47.82%        8.62%         4.12%
Preferred Stock          7.46         8.75           .65
Common Equity           44.72        12.75          5.71
                                                   -----
Rate of Return                                     10.48%
                                                   =====

         A petition was filed on July 19, 1996 by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) with the NCUC, requesting that the NCUC conduct an investigation of the Company's base rates or treat its petition as a complaint against the Company (Docket No. E-2, Sub. 699). The petition alleged that the Company's return on equity (which was authorized by the NCUC in the Company's last general rate proceeding in
         1988), and earnings are too high. By order dated December 6, 1996, the NCUC approved the Company's proposal to accelerate amortization of certain regulatory assets over a three year period beginning January 1, 1997. The accelerated amortization of these regulatory assets reduced income by approximately $43 million, after tax, in each of the 3 years. The NCUC also authorized the Company to defer operation and maintenance expenses associated with Hurricane Fran. On December 27, 1996, the NCUC issued an order denying CIGFUR's petition and stating that it tentatively found no reasonable grounds to proceed with CIGFUR's petition as a complaint. On January 10, 1997, CIGFUR filed a motion for reconsideration with the NCUC, to which the Company responded on January 23, 1997. On February 6, 1997, the NCUC issued an order denying CIGFUR's motion for reconsideration. On February 25, 1997, CIGFUR filed a Notice of Appeal of the NCUC order with the North Carolina Court of Appeals. The Company filed its brief with the North Carolina Court of Appeals on July 18, 1997, and oral argument was held before the North Carolina Court of Appeals on November 19, 1997. The Company cannot predict the outcome of this matter.

3.       Integrated Resource Planning. Integrated resource planning is a process
         -----------------------------
         that systematically compares all reasonably available resources, both demand-side and supply-side, in order to develop that mix of resources that allows a utility to meet customer demand in a cost-effective manner, giving due regard to system reliability, safety and the environment. In the past, utilities were required to file their Integrated Resource Plans (IRP) with the NCUC and the SCPSC once every three years. The Company regularly reviews its IRP in light of changing conditions and evaluates the impact these changes have on its resource plans, including purchases and other resource options. By Order issued September 16, 1997, the NCUC initiated a rulemaking proceeding regarding its existing IRP process. By order issued January 27, 1998, the NCUC notified all interested parties that given the pending rulemaking the utilities should not anticipate an IRP filing in 1998 under the current IRP rules. The NCUC stated that an IRP filing may be required later in 1998, but if such a filing is required, the utilities will be given sufficient time to prepare such a filing. The utility companies operating in South Carolina have filed a petition with the SCPSC to revise and streamline the South Carolina IRP process. The Company cannot predict the outcome of these matters.

4.       Fuel Cost Recovery.
         -------------------
         a) In the North Carolina retail jurisdiction, the NCUC establishes base fuel costs in general rate cases and holds hearings annually to determine whether a rider should be added to base fuel rates to reflect increases or decreases in the cost of fuel and the fuel cost component of purchased power as well as changes in the fuel cost component of sales to other utilities. The NCUC considers the changes in the Company's cost of fuel during a historic test period ending March 31 of each year and corrects any past over- or under-recovery. On June 5, 1997, the Company filed its 1997 application proposing to lower the Company's billing fuel factor from 1.109 cents/kWh to 1.097 cents/kWh. The fuel factor hearing was held on August 5, 1997 and the NCUC issued a final order approving the billing fuel factor of 1.097 cents/kWh on September 8, 1997. This new factor became effective on September 15, 1997.

         b) In the South Carolina retail jurisdiction, fuel rates are set by the SCPSC. At the fuel hearings, any past over- or under-recovery of fuel costs is taken into account in establishing the new rate. On February 25, 1998, the Company filed a proposal with the SCPSC to continue the existing fuel factor of 1.122 cents/kWh. In accordance with the modified fuel cost recovery statute, the Company's South Carolina fuel proceeding was held on March 25, 1998. The approved fuel factor will be effective for the period April 1, 1998 through March 31, 1999.

5.       Avoided Cost  Proceedings.  In 1996,  the NCUC opened Docket No. E-100,
         --------------------------
         Sub 79 for its biennial proceeding to establish the avoided cost rates for all electric utilities in North Carolina. Avoided cost rates are intended to reflect the costs that utilities are able to "avoid" by purchasing power from qualifying facilities. The Company's initial filing in this docket was made on November 4, 1996. Intervenor comments on the utilities' filings were made on January 10, 1997. By order issued June 19, 1997, the NCUC approved the updated avoided cost rates and provisions that were proposed by the Company.

WHOLESALE RATE MATTERS
----------------------

1.       General.  The Company is subject to regulation by the FERC with respect
         --------
         to rates for transmission and sale of electric energy at wholesale, the interconnection of facilities in interstate commerce (other than interconnections for use in the event of certain emergency situations), the licensing and operation of hydroelectric projects and, to the extent the FERC determines, accounting policies and practices. The Company and its wholesale customers last agreed to a general increase in wholesale rates in 1988; however, wholesale rates have been adjusted since that time through contractual negotiations.

2.       FERC Matters.
         -------------

         a) On July 7, 1995, Smithfield Foods, Inc., doing business as Carolina Foods Processors, Inc. (Carolina Foods), filed a Complaint with the FERC (Docket No. EL95-60) alleging that certain charges imposed upon NCEMC under the PCA between the Company and NCEMC are unreasonable. These charges are related to generation installed by Carolina Foods, which receives electric service from Four County EMC (a customer of NCEMC). The Company filed its response to the Complaint on August 10, 1995. The Company cannot predict the outcome of this matter.

         b) On March 1, 1996, the Company and Power Agency entered into a contractual agreement which provides that Power Agency will delay construction and startup of its 183.7 MW combustion turbine generating project until 2004. (That project was scheduled to begin commercial operation in June 1998.) Pursuant to a 1981 Power Coordination Agreement, as amended, between Power Agency and the Company, Power Agency is obligated to purchase this electricity from the Company from 1995 through May 31, 1998. As a result of the new agreement, Power Agency will purchase peaking capacity from the Company as follows: 110 MW from June 1, 1998 through December 31, 1998, 116 MW in 1999 and 183.7 MW from 2000 through 2003. The
                  Company filed the agreement with the FERC on June 6, 1997. The agreement was accepted by the FERC by order dated June 27, 1997.

         c) On November 13, 1997, the Company applied to the FERC for authority to sell power at market-based rates. On January 12, 1998, the FERC issued an order accepting the Company's application and permitting the Company to sell power at market-based rates.

ENVIRONMENTAL MATTERS
---------------------

1.       General. In the areas of air quality,  water quality,  control of toxic
         --------
         substances and hazardous and solid wastes and other environmental matters, the Company is subject to regulation by various federal, state and local authorities. The Company considers itself to be in substantial compliance with those environmental regulations currently applicable to its business and operations and believes it has all necessary permits to conduct such operations. Environmental laws and regulations, however, are constantly evolving and the character, scope and ultimate costs for compliance with such evolving laws and regulations cannot now be accurately estimated. The costs associated with compliance with pollution control laws and regulations at the Company's existing facilities that the Company expects to incur from 1998 through 2000 are included in the estimates of capital requirements under PART I, ITEM 1, "Capital Requirements".

2.       Clean Air  Legislation.  The 1990 amendments to the Clean Air Act (Act)
         -----------------------
         require substantial reductions in sulfur dioxide and nitrogen oxides emissions from fossil-fueled electric generating plants. The Act will require the Company to meet more stringent provisions effective January 1, 2000. The Company plans to meet the sulfur dioxide emissions requirements by utilizing the most economical combination of fuel-switching and sulfur dioxide emission allowances. Installation of additional equipment will be necessary to reduce nitrogen oxide emissions. The Company estimates that future capital expenditures necessary to meet these nitrogen oxide emission requirements will approximate $32 million. Increased operation and maintenance costs, including emission allowance expenses, and increased fuel costs are not expected to be material to the results of operations of the Company.

         In addition, there are emerging regulatory requirements that may require utilities to install additional controls on nitrogen oxide emissions and controls on toxics and particulate matter. The Company cannot predict the outcome of these matters.

         With regard to revisions to existing air quality standards, the Environmental Protection Agency (EPA) issued final regulations revising the ozone standard and establishing a new fine-particulate standard in July, 1997. These regulations may require the installation of additional control equipment at some of the Company's fossil-fueled electric generating plants. The Company is evaluating the impact of the new regulations on its facilities and cannot determine, at this time, the estimated costs of additional controls that may be required for compliance with the new standards. The Company cannot predict the outcome of this matter.

3.       Superfund. The provisions of the Comprehensive  Environmental Response,
         ----------
         Compensation and Liability Act of 1980, as amended (CERCLA), authorize the EPA to require clean up of hazardous waste sites. This statute imposes retroactive joint and several liability. States including North and South Carolina have similar types of legislation. There are presently several sites with respect to which the Company has been notified by the EPA or the State of North Carolina of its potential liability, as described below in greater detail.

         a) In 1986, the EPA notified the Company of its potential liability pursuant to CERCLA for the investigation and cleanup activities associated with the Maxey Flats Nuclear Disposal Site, a low-level nuclear waste disposal site located in Fleming County, Kentucky. The Company has signed a Consent Decree as part of the Maxey Flats Steering Committee, which together with several federal agencies will perform the
                  Initial Remediation Phase. The State of Kentucky will thereafter perform the Balance of Remediation Phase. The Consent Decree has been approved by the U. S. District Court for Eastern District of Kentucky and the work it requires is in progress. Although the Company cannot predict the outcome of this matter, it does not anticipate that costs associated with this site will be material to the results of operations of the Company.

         b) By letter dated May 21, 1991, the EPA notified the Company that it is a Potentially Responsible Party (PRP) with respect to the disposal of hazardous substances at the Benton Salvage site in Little Rock, Arkansas. The Company has been unable to identify any records of shipments by the Company to that site. Until any such documentation can be produced, the Company does not intend to participate in cleanup activities at the site. The Company cannot predict the outcome of this matter.

         c) In 1991, the North Carolina Department of Environment and Natural Resources (DENR), formerly North Carolina Department of Environment, Health, and Natural Resources (DEHNR), notified the Company that it is a PRP with respect to the disposal of hazardous waste at the Seaboard Chemical Corporation (Seaboard) site in Jamestown, North Carolina. Seaboard is in bankruptcy. The wastes sent from the Company's facilities to the Seaboard site consisted primarily of cleaning and degreasing solvents, solvent contaminated oils and paint-related waste.

                  As part of the Seaboard Group (a group of PRPs with respect to the Seaboard Site), the Company has entered into two Administrative Orders of Consent (AOC) with DENR, Division of Waste Management, to investigate and remediate the site. Although the Company cannot predict the outcome of this matter, it does not anticipate that costs associated with this site would be material to the results of operations of the Company.

         d) In 1994, Crown Cork & Seal Company, Inc. and Clark Equipment Co. filed a motion to add the Company as a defendant in an ongoing lawsuit in the U. S. District Court for the Middle District of North Carolina concerning the Macon-Dockery site, located near Cordova, North Carolina. The lawsuit seeks to recover costs incurred in undertaking the Remedial Investigation Feasibility Study and the Remedial Design for the Macon-Dockery site. Wastes disposed of at the Macon-Dockery site include antifreeze, used oils, metals, paint, solvent wastes and waste acids and bases. The Company made arrangements in the past for the transportation and sale of some petroleum products to C & M Oil Distributors, a company that operated an oil reprocessing facility at the Macon-Dockery site. However, the information available to the Company indicates that no CERCLA hazardous wastes from Company facilities were sent to the site. The court has dismissed this action. The Company anticipates that this lawsuit will be refiled shortly. The Company cannot predict the outcome of this matter.

         e) Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under various federal and state laws. There are several manufactured gas plant (MGP) sites to which the Company and certain entities that were later merged into the Company had some connection. In this regard, the Company, along with others, is participating in a cooperative effort with the DENR, Division of Waste Management (DWM) to establish a uniform framework for addressing these MGP sites. The investigation and remediation of specific MGP sites will be addressed pursuant to one or more Administrative Orders on Consent between the DWM and the PRP. The Company continues to investigate the identities of parties connected to individual MGP sites, the relative relationships of the Company and other parties to those sites and the degree which the Company will undertake efforts with others at individual sites.

                  The Company has been notified by regulators of its involvement or potential involvement in several sites, other than MGP sites, that require remedial action. Although the Company cannot predict the outcome of these matters, it does not expect costs associated with these sites to be material to the results of operations of the Company.

         f) In 1996, the EPA notified the Company that it is a PRP with respect to the disposal of hazardous substances at the Cherokee Oil Company (Cherokee) sites in Charlotte, North Carolina. The materials sent from the Company's facilities to the Cherokee sites were associated with tank cleanings at the Company's former Wilmington Oil Terminal. In 1997, a consent decree resolving the Company's and many other entities' liability at the site was entered with the United States District Court for the Western District of North Carolina.

4.       Other  Environmental  Matters.  In 1989,  the DENR,  Division  of Water
         ------------------------------
         Quality, formerly the Division of Environmental Management, requested that the Company address groundwater contamination at its Wilmington Oil Terminal in New Hanover County, North Carolina. DENR approved the Company's Corrective Action Plan modifications, which allowed the Company to demonstrate to DENR's satisfaction that natural attenuation will address this contamination. The Company has since sold the terminal, and does not anticipate that costs associated with this site will be material to the results of operations of the Company.

         The Company  has filed  claims  with its  general  liability  insurance carriers to recover costs arising out of actual or potential environmental liabilities. The Company cannot predict the outcome of these matters.

5.       Environmental   Accrual.  The  Company  carries  a  liability  for  the
         ------------------------
         estimated costs associated with remedial activities, except for MGP site remediation costs. This liability is not material to the financial position of the Company. The MGP site remediation costs are not currently determinable; however, the Company does not expect those costs to be material to the financial position of the Company.

NUCLEAR MATTERS
---------------

1.       General.   Under  the  Atomic   Energy  Act  of  1954  and  the  Energy
         --------
         Reorganization Act of 1974, as amended, operation of nuclear plants is intensively regulated by the Nuclear Regulatory Commission (NRC), which has broad power to impose nuclear safety and security requirements. In the event of noncompliance, the NRC has the authority to impose fines, set license conditions, or shut down a nuclear unit, or some combination of these, depending upon its assessment of the severity of the situation, until compliance is achieved. The electric utility industry in general has experienced challenges in a number of areas relating to the operation of nuclear plants, including substantially increased capital outlays for modifications; the effects of inflation upon the cost of operations; increased costs related to compliance with changing regulatory requirements; renewed emphasis on achieving excellence in all phases of operations; unscheduled outages; outage durations; and uncertainties regarding both disposal facilities for low-level radioactive waste and storage facilities for spent nuclear fuel. See paragraphs 2 and 3 below. The Company experiences these challenges to varying degrees. Capital expenditures for modifications at the Company's nuclear units, excluding Power Agency's ownership interests, during 1998, 1999 and 2000 are expected to total approximately $50 million, $45 million, and $36 million, respectively (including AFUDC).

2.       Spent Fuel and Other  High-Level  Radioactive  Waste. The Nuclear Waste
         -----------------------------------------------------
         Policy Act of 1982 (Nuclear Waste Act) provides the framework for development by the federal government of interim storage and permanent disposal facilities for high-level radioactive waste materials. The Nuclear Waste Act promotes increased usage of interim storage of spent nuclear fuel at existing nuclear plants. The Company will continue to maximize the use of spent fuel storage capability within its own facilities for as long as feasible. Pursuant to the Nuclear Waste Act, the Company, through a joint agreement with the U. S. Department of Energy (DOE) and the Electric Power Research Institute, has built a demonstration facility at the Robinson Plant that allows for the dry storage of 56 spent nuclear fuel assemblies. As of December 31, 1997, sufficient on-site spent nuclear fuel storage capability is available for the full-core discharge of Brunswick Unit No. 1 through 1999, Brunswick Unit No. 2 through 1998, and Robinson Unit No. 2 through 2000 assuming normal operating and refueling schedules. The Harris Plant spent fuel storage facilities, with certain modifications, together with the spent fuel storage facilities at the Brunswick and Robinson Units, are sufficient to provide storage space for spent fuel generated on the Company's system through the expiration of the current operating licenses for all of the Company's nuclear generating units. Subsequent to the expiration of the licenses, dry storage may be necessary in conjunction with the decommissioning of the units. The Company is maintaining full-core discharge capability for the Brunswick Units and Robinson Unit No. 2 by transferring spent nuclear fuel by rail to the Harris Plant. As a contingency to the shipment by rail of spent nuclear fuel, on April 27, 1989, the Company filed an application with the NRC for the issuance of a license to construct and operate an independent spent fuel storage facility for the dry storage of spent nuclear fuel at the Brunswick Plant. Due to the success of the Company's shipping efforts to date, however, at the Company's request, the NRC suspended review of the Company's license application pending notification by the Company of its desire to continue the application process. The Company cannot predict the outcome of this matter.

         As required by the Nuclear Waste Act, the Company entered into a contract with the DOE in June 1983 under which the DOE agreed to dispose of the Company's spent nuclear fuel. In December 1996, the DOE notified the Company and other similarly situated utilities that the agency anticipated that it would be unable to begin acceptance of spent nuclear fuel by January 31, 1998. In January 1997, the Company, together with 35 other utilities, filed a Joint Petition for Review with the United States Court of Appeals (the Court) requesting the Court review the final decision of the DOE and the DOE's failure to meet its unconditional obligation under the Nuclear Waste Act. In November 1997, the Court found that the DOE had an unconditional obligation to begin disposal of spent nuclear fuel by January 31, 1998, and issued a writ of mandamus precluding the DOE from advancing any construction of the contract that would excuse the DOE's delinquency on the grounds that it has not yet established a permanent repository or an interim storage program. The DOE defaulted on its obligation to begin taking spent nuclear fuel by January 31, 1998, and a group of utilities, including the Company, is considering measures to force the DOE to take spent nuclear fuel or to pay damages from monies other than the Nuclear Waste Fund. As of December 31, 1997, the Company has paid $324 million (including Power Agency's share), to the DOE. The Company cannot predict the outcome of this matter.

         By order issued August 20, 1997, the NCUC requested comments from interested parties regarding the utilities' spent fuel storage and disposal activities and costs and the reasonableness of the utilities' continuing to pay a disposal fee to the DOE after January 31, 1998. Initial comments were filed by the Company and other interested parties on September 30, 1997. Reply comments were filed on October 21, 1997. The Company cannot predict the outcome of this matter.

         In October of 1997, the U.S. House of Representatives voted 307 to 120 in favor of legislation calling for the construction of an interim nuclear waste storage site in Nevada by 2002. A similar waste bill was approved by the U.S. Senate in April of 1997. The Company cannot predict the outcome of this matter.

3.       Low-Level  Radioactive Waste.  Disposal costs for low-level radioactive
         -----------------------------
         waste that result from normal operation of nuclear units have increased significantly in recent years and are expected to continue to rise. Pursuant to the Low-Level Radioactive Waste Policy Act of 1980, as amended in 1985, each state is responsible for disposal of low-level waste generated in that state. States that do not have existing sites may join in regional compacts. The States of North and South Carolina were participants in the Southeast regional compact and disposed of waste at a disposal site in South Carolina along with other members of the compact. Effective July 1, 1995, South Carolina withdrew from the Southeast regional compact and excluded North Carolina waste generators from the existing disposal site in South Carolina. As a result, the State of North Carolina does not have access to a low-level radioactive waste disposal facility. The North Carolina Low-Level Radioactive Waste Management Authority, which is responsible for siting and operating a new low-level radioactive waste disposal facility for the Southeast regional compact, has submitted a license application for the site it selected in Wake County, North Carolina to the North Carolina Division of Radiation Protection. In December 1997, the Southeast Regional
         Compact Commission suspended funding for the proposed low-level radioactive waste facility in Wake County. The future funding for this project remains uncertain. Although the Company does not control the future availability of low-level waste disposal facilities, the cost of waste disposal or the development process, it supports the development of new facilities and is committed to a timely and cost-effective solution to low-level waste disposal. The Company's nuclear plants in North Carolina are currently storing low-level waste on site and are developing additional storage capacity to accommodate future needs. The Company's nuclear plant in South Carolina has access to the existing disposal site in South Carolina. Although the Company cannot predict the outcome of this matter, it does not expect the cost of providing additional on-site storage capacity for low-level radioactive waste to be material to the results of operations or financial position of the Company.

4.       Decommissioning.
         ----------------

         a) Pursuant to an NRC rule, licensees of nuclear facilities are required to submit decommissioning funding plans to the NRC for approval to provide reasonable assurance that the licensee will have the financial ability to implement its decommissioning plan for each facility. The rule requires licensees to do one of the following: prepay at least an NRC-prescribed minimum amount immediately; set up an external sinking fund for accumulation of at least that minimum amount over the operating life of the facility; or provide a surety to guarantee financial performance in the event of the licensee's financial inability to perform actual decommissioning. On July 26, 1990, the Company submitted its decommissioning funding plans to the NRC. In this regard, the Company entered into a Master Decommissioning Trust Agreement dated July 19, 1990 (Trust), with Wachovia Bank of North Carolina, N.A., as Trustee, as a vehicle to achieve such decommissioning funding. In June 1991, the Company began depositing funds into the Trust.

                  With regard to the Company's recovery through rates of nuclear decommissioning costs, in the Company's retail jurisdictions, provisions for nuclear decommissioning costs were approved by the NCUC and the SCPSC in the Company's 1988 general rate cases, and were based on site-specific estimates that included the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdiction, the provisions for nuclear decommissioning costs are based on amounts agreed upon in applicable rate agreements. Decommissioning cost provisions, which are included in depreciation and amortization expense, were $33.2 million, $33.1 million and $31.2 million in 1997, 1996 and 1995, respectively. Accumulated decommissioning costs, which are included in accumulated depreciation, were $428.7 million and $326 million at December 31, 1997 and 1996, respectively. These costs include amounts retained internally and amounts funded in an external decommissioning trust. The balance of the nuclear decommissioning trust was $245.5 million and $145.3 million at December 31, 1997 and 1996, respectively. Trust earnings increase the trust balance with a corresponding increase in the accumulated decommissioning balance. These balances are adjusted for net unrealized gains and losses. Based on the site-specific estimates discussed below and using an assumed after-tax earnings rate of 8.5% and an assumed cost escalation rate of 4%, current levels of rate recovery for nuclear decommissioning costs are adequate to provide for decommissioning of the Company's nuclear facilities.

         b) The Company's most recent site-specific estimates of decommissioning costs were developed in 1993 using 1993 cost factors, and are based on prompt dismantlement decommissioning, which reflects the cost of removal of all radioactive and other structures currently at the site, with such removal occurring shortly after operating license expiration. See paragraph 5 below for expiration dates of operating licenses. These estimates, in 1993 dollars, are $257.7 million for Robinson Unit No. 2, $235.4 million for Brunswick Unit No. 1, $221.4 million for Brunswick Unit No. 2, and $284.3 million for the Harris Plant. These estimates are subject to change based on a variety of factors, including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning, and changes in federal, state or local regulations. The cost estimates exclude the portion attributable to Power Agency, which holds an undivided ownership interest in the Brunswick and Harris nuclear generating facilities. To the extent of its ownership interests, Power Agency is responsible for satisfying the
                  NRC's financial assurance requirements for decommissioning costs. See PART I, ITEM 1, "Generating Capabilities", paragraph 1.

         c) The Financial Accounting Standards Board has reached several tentative conclusions with respect to its project regarding accounting practices related to closure and removal of long-lived assets. It is uncertain when the final statement will be issued and what impacts it may ultimately have on the Company's accounting for nuclear decommissioning and other closure and removal costs.

5.       Operating Licenses. Facility Operating Licenses, issued by the NRC, for
         -------------------
         the Company's nuclear units allow for a full 40 years of operation. Expiration dates for these licenses are set forth in the following table.

                              Facility Operating License
                    Facility                         Expiration Date
                    --------                         ---------------

                    Robinson Unit No. 2              July 31, 2010

                    Brunswick Unit No. 1             September 8, 2016

                    Brunswick Unit No. 2             December 27, 2014

                    Harris Plant                     October 24, 2026

6.       Other Nuclear Matters.
         ----------------------

         a) In 1991, the NRC issued a final rule on nuclear plant maintenance that became effective on July 10, 1996. In general terms, the new maintenance rule prescribes the establishment of performance criteria for each safety system based on the significance of that system. The rule also requires monitoring of safety system performance against the established acceptance criteria, and provides that remedial action be taken when performance falls below the established criteria. The Company has been working closely with the Nuclear Energy Institute (formerly the Nuclear Management and Resources Council) and with other utilities to develop its compliance approach and to minimize the financial and operational impacts of the new rule. The Company anticipates its compliance will be on schedule and is evaluating the magnitude of the financial and operational impacts of this new rule. Although the Company cannot predict the outcome of this matter, it does not expect the impacts of the new rule to be material to the Company's results of operations.

         b) On November 23, 1988, the NRC requested in Generic Letter 88-20 that utilities perform Individual Plant Examinations
                  (IPEs) to determine potential vulnerabilities to severe accidents beyond the design basis accidents for which the plants are designed. These are considered to be very low probability events. The Company submitted the results of the first phase (for internally initiated events) in August 1992 for the Brunswick and Robinson Plants. Based on those results, potential enhancements for the Robinson Plant were evaluated and several enhancements were made to the Robinson Plant. These changes had insignificant financial and operational impacts. For the Brunswick Plant, no modifications were required to meet the guidelines of the IPE. On August 20, 1993, the Company submitted the results of the Harris Plant IPE. While some Harris Plant procedural changes were made due to the IPE results, the IPE did not result in any significant financial or operational impacts or identify any need for plant modifications. In June 1995, the Company completed and submitted the results of the second phase of the IPEs (for externally initiated events) for the Company's three nuclear plants. The results of the IPEs indicated that some procedural changes may be required for the Harris and Brunswick Plants. Those results also indicated that both minor procedural changes and minor plant modifications will be required for the Robinson Plant. All IPE items and findings have been addressed, with implementation completed in all areas, except for those items which are being addressed through the Severe Accident Management Guideline programs at each of the Company's nuclear plants. The programs are targeted to be fully implemented by year-end 1998. Although the Company cannot predict at this time the exact magnitude of the financial and operational impacts of the second phase of the IPEs, it does not expect those impacts to be material to the results of operations or financial position of the Company.

         c) Degradation of tubing internal to steam generators in pressurized water reactor power plants due to intergranular stress corrosion cracking has been an on-going industry phenomenon. The Company has determined that the steam generators at the Harris Plant are subject to steam generator degradation and the Company is closely monitoring the steam generator performance. Experience and testing conducted to date indicate that the Harris Plant steam generators will not require replacement before 2000. The steam generators at the H.B. Robinson plant were replaced in 1984 and are expected to perform until the plant's operating license expires. Although the Company cannot predict the outcome of this matter, it does not expect the cost of replacing the steam generators at the Harris Plant to be material to the results of operations or financial position of the Company.

         d) The Company is insured against public liability for a nuclear incident up to $8.9 billion per occurrence, which is the maximum limit on public liability claims pursuant to the Price-Anderson Act. In the event that public liability claims from an insured nuclear incident exceed $200 million, the Company would be subject to a pro rata assessment of up to $75.5 million, plus a 5% surcharge, for each reactor owned for each incident. Payment of such assessment would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. Power Agency would be responsible for its ownership share of the assessment on jointly-owned nuclear units. For a more detailed discussion of nuclear liability insurance, see PART II, ITEM 8, "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA",
                  Note 11 b.

FUEL
----
1.       Sources  of  Generation.   Total  system  generation  (including  Power
         ------------------------
         Agency's share) by primary energy source, along with purchased power, for the years 1994 through 1998 is set forth below:

                       1994        1995        1996       1997        1998
                       ----        ----        ----       ----        ----
                                                            (estimated)
    Fossil             43%         44%         45%        46%         51%
    Nuclear            42          42          41         43          39
    Purchased Power    13          13          12         10           9
    Hydro               2           1           2          1           1


2.       Coal. a) The Company has  intermediate  and long-term  agreements  from
         -----
         which it expects to receive approximately 73% of its coal burn requirements in 1998. During both 1996 and 1997, the Company obtained approximately 68% (7,181,257 tons and 7,398,850 tons in 1996 and 1997, respectively), of its coal burn requirements from intermediate and long-term agreements. Existing agreements have expiration dates ranging from 1998 to 2006. During 1997, the Company maintained from 25 to 62 system days' supply of coal, based on anticipated burn rate. All of the coal that the Company is currently purchasing under intermediate and long-term agreements is considered to be low sulfur coal by industry standards. Recent amendments to the Clean Air Act may result in increases in the price of low sulfur coal. See PART I, ITEM 1, "Environmental

         Matters", paragraph 2. The Company purchased approximately 3,340,000 tons of coal in the spot market during 1996 and 3,125,000 tons in 1997. The Company's contract coal purchase prices during 1997 ranged from approximately $21.64 to $41.5 per ton (F.O.B. mine adjusted to 12,000 Btu/lb.). The average cost (including transportation costs) to the Company of coal delivered for the past five years is as follows:

                  Year         Dollars/Ton        Cents/Million BTU
                  ----         -----------        -----------------
                  1993            43.10                   172
                  1994            43.36                   174
                  1995            44.46                   179
                  1996            42.21                   170
                  1997            41.42                   169

         b) The Company and certain subsidiaries of Zeigler Coal Holding Company (Zeigler) have renegotiated their existing contract. Under the revised agreement, which expires in 2006, the Company will continue to purchase approximately 2.75 million tons of coal annually from Zeigler's Marrowbone mine, and will purchase approximately 6 million tons of additional, lower cost coal from Zeigler over a period of several years under a new contract. The coal will be required to meet the same technical specifications for sulfur and thermal content as the coal supplied from the Marrowbone mine, and is expected to save the Company more than $100 million over the life of the contract.

3.       Oil. The Company uses No. 2 oil  primarily for its  combustion  turbine
         ----
         units, which are used for emergency backup and peaking purposes, and for boiler start-up and flame stabilization. The Company burned approximately 12.1 million gallons and 18.3 million gallons of No. 2 oil during 1996 and 1997, respectively. The Company has a No. 2 oil supply contract for its normal requirements. In the event base-load capacity is unavailable during periods of high demand, the Company may increase the use of its combustion turbine units, thereby increasing No. 2 oil consumption. The Company intends to meet any additional requirements for No. 2 oil through additional contract purchases or purchases in the spot market. There can be no assurance that adequate supplies of No. 2 oil will be available to meet the Company's requirements. To reduce the Company's vulnerability to dislocations in the oil market, seven combustion turbine units with a total generating capacity of 364 MW have been converted to burn either propane or No. 2 oil. In addition, fourteen combustion turbine units with a total generating capacity of 665 MW can burn natural gas when available. Over the last five years, No. 2 oil, natural gas and propane accounted for 2.4% of the Company's total burned fuel cost. In 1997, No. 2 oil, natural gas and propane accounted for 3.7% of the Company's total burned fuel cost. The availability and cost of fuel oil could be adversely affected by energy legislation enacted by Congress, disruption of oil or gas supplies, labor unrest and the production, pricing and embargo policies of foreign countries.

4.       Nuclear.  The  nuclear  fuel cycle  requires  the mining and milling of
         --------
         uranium ore to provide uranium oxide concentrate (U3O8), the conversion of U3O8 to uranium hexafluoride (UF6), the enrichment of the UF6 and the fabrication of the enriched uranium into fuel assemblies. Existing uranium contracts are expected to supply the necessary nuclear fuel to operate Robinson Unit No. 2 through 1998, Brunswick Unit No. 1 through 1998, Brunswick Unit No. 2 through 1998 and the Harris Plant through 1999.

         The Company expects to meet its future U3O8 requirements from inventory on hand and amounts received under contract. Although the Company cannot predict the future availability of uranium and nuclear fuel services, the Company does not currently expect to have difficulty obtaining U3O8 and the services necessary for its conversion, enrichment and fabrication into nuclear fuel. For a discussion of the Company's plans with respect to spent fuel storage, see PART I, ITEM 1, "Nuclear Matters", paragraph 2.

5.       DOE Enrichment  Facilities  Decontamination and  Decommissioning  Fund.
         -----------------------------------------------------------------------
         Under Title XI of the Energy Policy Act of 1992, Public Law 102-486, Congress established a decontamination and decommissioning (D&D) fund for the DOE's gaseous diffusion enrichment plants. Contributions to this fund are being made by U.S. domestic utilities which have purchased enrichment services from DOE since it began sales to non-Department of Defense customers. Each utility's share of the contributions will be based on that utility's past purchases of services as a percentage of all purchases of services by U.S. utilities, with total annual contributions capped at $150 million per year, indexed to inflation, and an overall cap of $2.25 billion over 15 years, also indexed to inflation. The Company has paid approximately $29 million in D&D fees through 1997, and expects to pay a cumulative total of approximately $83 million over the 15 year period ending September 30, 2007 (excluding Power Agency's ownership share). The Company is recovering these costs as a component of fuel cost.

         On or about March 4, 1997, the Company filed a claim with the DOE seeking a refund of part of the price paid by the Company for enrichment services purchased from the DOE in 1993. It is the Company's position that the contract price it paid to DOE in 1993 for uranium purchases included the cost of D&D, and that DOE's collection of additional D&D fees pursuant to the Energy Act resulted in an overpayment of fees by the Company totaling approximately $1.4 million. The Company cannot predict the outcome of this matter.

         Additionally, on or about March 21, 1997, the Company, along with other entities, filed an administrative claim with the DOE, and a Complaint against the DOE in the United States Court of Federal Claims, seeking the recovery of approximately $27 million (including Power Agency's ownership share) representing D&D assessments paid by the Company through 1996, and the elimination of future D&D fund assessments. It is the Company's position that the D&D assessments constitute a breach of contract, a taking of vested contract rights, a violation of property rights, illegal exaction and a violation of the Fifth Amendment of the United States Constitution. The Company's action has been stayed pending the outcome of a similar case, Yankee Atomic Electric Company v, United States (33 Fed.Cl. 580 (Cl.Ct. 1995) in which the United States Court of Claims found that a portion of the D&D assessments made against Yankee Atomic were unlawful. The government appealed that case to the District of Columbia Circuit Court of Appeals, which subsequently overturned the favorable Court of claims decision. After the Circuit Court of Appeals refused to rehear the matter, Yankee Atomic filed a petition for a certiorari to seek a review by the United States Supreme Court. The Company cannot predict the outcome of these matters.

6.       Purchased Power. The Company purchased 5,886,722 MWh in 1997, 6,792,340
         ----------------
         MWh in 1996 and 6,974,597 MWh in 1995 or approximately 10%, 12% and 13%, respectively, of its system energy requirements (including Power Agency) and had available 1,839 MW in 1997, 1,536 MW in 1996 and 1,596 MW in 1995 of firm purchased capacity under contract at the time of peak load. The Company may acquire purchased power capacity in the future to accommodate a portion of its system load needs.

DIVERSIFIED BUSINESSES
----------------------

1.       Interpath  Communications,  Inc. (formerly CaroNet,  LLC). In 1997, the
         ----------------------------------------------------------
         Company created a new subsidiary, Interpath Communications, Inc. (Interpath). All of CaroNet, LLC's assets, liabilities and operating certificates are being transferred to Interpath. Interpath has acquired Capitol Information Services, Inc., a regional Internet service provider based in Raleigh, North Carolina. Interpath will provide

         Internet retail telecommunications solutions and will expand services to include more telecommunications business solutions, including voice and data applications for small and medium-sized businesses.

         Interpath also owns a 10% limited partnership interest in BellSouth Carolinas PCS, L.P. BellSouth Personal Communications, Inc. manages the partnership as the general partner. PCS is a wireless communications technology that provides high-quality mobile communications. The partnership serves PCS subscribers in North and South Carolina and a small portion of Georgia pursuant to a license issued by the Federal Communications Commission.

2.       CaroHome,  LLC.  In 1995,  the  Company  established  CaroHome,  LLC, a
         ---------------
         limited liability company, to further the Company's investments in affordable housing. These investments are designed to earn tax credits while helping communities meet their needs for affordable housing. The Company, principally through CaroHome, LLC, has invested or committed to invest a total of $58 million in affordable housing and anticipates investing up to a total of $125 million in affordable housing by the year 2000.

3.       Strategic Resource  Solutions Corp.  (formerly  CaroCapital,  Inc.). In
         --------------------------------------------------------------------
         1997, CaroCapital, Inc. (CaroCapital), a wholly owned subsidiary of the Company, acquired the remaining interest in Knowledge Builders, Inc.
         (KBI) and entered into a merger agreement under which KBI, was merged into CaroCapital. KBI was an energy-management software and control systems company in which CaroCapital purchased a 40% interest in 1996. Pursuant to the merger agreement the remaining KBI stock was exchanged for shares of common stock of the Company according to a market value formula. Initial payments under the merger agreement totaled approximately $22 million, payable primarily in unregistered restricted shares of the Company's common stock. The merger agreement also provides for other incentive payments that may be earned by the KBI founders based on CaroCapital's future results of operations. If earned, these additional payments will be made primarily in unregistered, restricted shares of the Company's common stock (valued according to a market value formula). Following the completion of the merger, CaroCapital's name was changed to Strategic Resource Solutions Corp. (SRS), a North Carolina Enterprise Corporation. SRS is a technology-based energy services company delivering facility-management and energy-management products and services to the educational, commercial, industrial and governmental markets nationwide. During 1997, SRS purchased Diversified Control Systems, a building automation systems company, and made a minority investment in Remote Source Lighting International, Inc., a fiber optic lighting company. Also, in January 1998, SRS acquired the assets of Parke Industries, Inc. (Parke) a lighting technology and management company. Parke was the fourth largest lighting company in the United States. These investments enhance SRS's ability to deliver energy-management solutions and value-added products into the marketplace.

OTHER MATTERS
-------------

1.       Safety Inspection  Reports. On April 3, 1990, the FERC sent a letter to
         ---------------------------
         the Company  providing  comments on its review of the  Company's  Fifth
         (1987) Independent Consultant's Safety Inspection Report, which is required every five years under the FERC Regulation 18 CFR Part 12, for the Walters Hydroelectric Project and requesting the Company to undertake certain supplemental analyses and investigations regarding the stability of the dam under extreme and improbable loading conditions. Similar letters were sent by the FERC on May 30, 1990, with respect to the Company's Blewett and Tillery Hydroelectric Plants. With the independent consultant, the Company has begun addressing the issues raised by the FERC and is working with the FERC to complete investigations and analyses with respect to each of these matters. On November 30, 1994, the Company submitted the independent consultant's report to the FERC regarding the stability of the dam at the Walters Project. The independent consultant concluded that the Walters dam has adequate structural stability and reserve capacity to resist both usual and unusual loading conditions without failure and that structural remediation is neither warranted nor recommended. While the Company does not believe that there are any stability concerns that would be cause for any imminent safety concerns, the FERC's review and analysis of the consultant's report are pending. The consultant's final reports regarding the Blewett and Tillery Hydroelectric Plants are not yet completed. On February 27, 1997, the Company received a letter from the FERC pertaining to the Company's inspection report filed in November 1994. The FERC submitted comments on the inspection report and requested that further analysis be conducted. The Company filed a response on April 24, 1997, to the FERC's letter dated February 27, 1997. In its response, the Company agreed with some of the FERC's comments and took exception to others. The Company has not received a reply from the FERC as of this date. Depending on the outcome of these matters, the Company could be required to undertake efforts to enhance the stability of the dams. The cost and need for such efforts have not been determined. The Company cannot predict the outcome of these matters.

2.       Marshall Hydroelectric Project. On November 21, 1991, the FERC notified
         -------------------------------
         the Company that the 5 MW Marshall Hydroelectric Project is no longer exempt from 18 CFR Part 12, Subpart C and D, dam safety regulations and that the plant's regulatory jurisdiction was being transferred from the NCUC to the FERC. This change resulted from updated dambreak flood studies which identified the potential impact on new downstream development, thus indicating the need to reclassify the project from a low hazard to a high hazard classification. In accordance with the change in regulatory jurisdiction, the Company developed an emergency action plan which meets the FERC guidelines and engaged its independent consultant to perform a safety inspection. On April 6, 1992 the inspection report was submitted to the FERC for approval. In March 1995 the Company received comments on the inspection report from the FERC. As a result of these comments, and a meeting with the FERC officials, the Company was requested to perform further analyses and submit its findings to the FERC. The Company subsequently submitted the first phase of the requested analyses to the FERC by letter dated September 15, 1995. Depending on the outcome of the FERC's review, the Company could be required to undertake efforts to enhance the stability of the Marshall dam and/or powerhouse. The cost and need for such efforts have not been determined. The Company cannot predict the outcome of this matter.

3.       Stone  Container  Dispute.  On April  20,  1994,  the  Company  filed a
         --------------------------
         Complaint with the FERC (Docket No. EL-94-62-000 and QF85-102-005) and in the United States District Court for the Eastern District of North Carolina in Raleigh, North Carolina (Civil Action No. 5:94-CV-285-DI) claiming that the rate the Company pays for power it purchases from Stone Container Corporation (Stone Container) is invalid. The Company entered into a twenty-year purchase power agreement with Stone Container in 1984, and in 1987 began receiving power from a cogeneration facility operated by Stone Container in Florence, South Carolina. It is the Company's position that when Stone Container elected to sell the facility's gross output under a "buy all/sell all" option in 1991, the facility lost its status as a "qualified facility" under the Public Utilities Regulatory Policies Act and became a public utility. As a result, the contract rate the Company pays for power purchased from the facility is no longer valid, and a just and reasonable rate should be established by the FERC under the Federal Power Act. On February 12, 1998, the FERC issued an order denying the Company's claim that the rate it pays for power it purchases from Stone Container is invalid. As a result, the Company will file a motion to dismiss the District Court action. The Company will continue to purchase electricity from Stone Container at the current contract rate.

4.       Tax Refund  Dispute.  On April 28, 1994,  the Company filed a Complaint
         --------------------
         against the U.S. Government in the United States District Court for the Eastern District of North Carolina in Raleigh, North Carolina (Civil Action No. 5:94-CV-313-BR3) seeking a refund of approximately $188 million representing tax and interest related to depreciation deductions the Internal Revenue Service (IRS) previously disallowed for the years 1986 and 1987 on the Company's Harris Plant. The Company maintains that under applicable laws and regulations the Harris Plant was ready and available for operation in 1986. The IRS has previously denied some of the depreciation deductions on the Company's tax returns for the years in question on the ground that in its view the plant was not placed in service until 1987. On December 19, 1995, the jury returned a verdict in favor of the U.S. Government. The Company has filed an appeal of the jury's verdict. The Company cannot predict the outcome of this matter.

OPERATING STATISTICS
--------------------
                                                                               Years Ended December 31

                                                            1997           1996          1995          1994           1993
                                                         -----------    -----------   -----------   -----------    -----------
Energy supply (millions of kWh)
  Generated - coal                                           25,545         24,859        23,517        21,001         25,807
              nuclear                                        21,690         20,284        19,949        18,511         13,691
              hydro                                             799            882           824           884            784
              combustion turbines                               189             68            56            67             84
  Purchased                                                   6,318          7,292         7,433         7,039          7,110
                                                         -----------    -----------   -----------   -----------    -----------
      Total energy supply (Company share)                    54,541         53,385        51,779        47,502         47,476
  Power Agency share <F1>                                     4,101          3,616         3,828         3,236          2,402
                                                         -----------    -----------   -----------   -----------    -----------
      Total system energy supply                             58,642         57,001        55,607        50,738         49,878
                                                         ===========    ===========   ===========   ===========    ===========
Average fuel cost (per million BTU)
  Fossil                                              $        1.75  $        1.75  $       1.83  $       1.78  $        1.75
  Nuclear fuel                                                 0.46           0.45          0.46          0.47           0.46
  All fuels                                                    1.14           1.14          1.17          1.14           1.28
Energy sales (millions of kWh)
  Residential                                                12,488         12,611        12,074        11,147         11,398
  Commercial                                                 10,010          9,615         9,276         8,690          8,548
  Industrial                                                 15,073         14,456        14,312        14,030         13,557
  Government and municipal                                    1,294          1,263         1,288         1,263          1,248
  Power Agency contract requirements                          2,072          2,523         2,338         2,589          3,505
  NCEMC                                                       4,174          3,947         5,454         4,885          4,778
  Other wholesale                                             2,120          2,014         1,915         1,983          2,144
  Other utilities                                             5,534          4,899         3,233           985            327
                                                         -----------    -----------   -----------   -----------    -----------
      Total energy sales                                     52,765         51,328        49,890        45,572         45,505
  Company uses and losses                                     1,776          2,057         1,889         1,930          1,971
                                                         -----------    -----------   -----------   -----------    -----------
      Total energy requirements                              54,541         53,385        51,779        47,502         47,476
                                                         ===========    ===========   ===========   ===========    ===========
Customers billed
  Residential                                               972,385        945,703       920,495       894,616        873,377
  Commercial                                                172,821        167,151       159,064       155,349        151,242
  Industrial                                                  5,072          5,066         4,863         4,845          4,825
  Government and municipal                                    2,785          2,774         2,328         2,302          2,214
  Resale                                                         43             27            17            12             26
                                                         -----------    -----------   -----------   -----------    -----------
      Total customers billed                              1,153,106      1,120,721     1,086,767     1,057,124      1,031,684
                                                         ===========    ===========   ===========   ===========  =============
Operating revenues (in thousands)
  Residential                                         $     986,835  $     992,152  $    969,112  $    915,986  $     943,697
  Commercial                                                648,440        627,880       618,394       595,573        592,973
  Industrial                                                738,084        721,588       733,448       741,662        744,016
  Government and municipal                                   77,150         75,391        78,400        78,317         78,616
  Power Agency contract requirements                         71,318         96,795       100,951       115,262        134,258
  NCEMC                                                     225,951        234,653       299,171       266,733        253,859
  Other wholesale                                            92,084         87,463        82,407        84,775        100,062
  Other utilities                                           129,085        105,077        78,147        33,789         11,232
  Miscellaneous revenue                                      55,142         54,716        46,523        44,492         36,670
                                                         -----------    -----------   -----------   -----------    -----------
      Total operating revenues                        $   3,024,089  $   2,995,715  $  3,006,553  $  2,876,589  $   2,895,383
                                                         ===========    ===========   ===========   ===========    ===========
Peak demand of firm load (thousands of kW)
  System                                                     10,030          9,812        10,156        10,144          9,589
  Company                                                     9,344          9,264         9,500         9,642          9,107
Total capability at year-end (thousands of kW) <F2>
  Fossil plants                                               6,571          6,331         6,331         6,331          6,331
  Nuclear plants                                              3,064          3,064         3,064         3,064          3,064
  Hydro plants                                                  218            218           218           218            218
  Purchased                                                   1,588          1,603         1,592         1,596          1,289
                                                         -----------    -----------   -----------   -----------    -----------
      Total system capability                                11,441         11,216        11,205        11,209         10,902
Less Power Agency-owned portion <F1>                            690            686           682           654            627
                                                         -----------    -----------   -----------   -----------    -----------
      Total Company capability                               10,751         10,530        10,523        10,555         10,275
                                                         ===========    ===========   ===========   ===========    ===========

<F1>
Net of the Company's purchases from Power Agency.
<F2>
Represents peak generating capability, based on summer peak conditions Assuming all generating units are available for operation. Amounts include capacity under contract with cogenerators, small power producers and other utilities.

ITEM 2.    PROPERTIES
-------    ----------
In addition to the major generating facilities listed in PART I, ITEM 1, "Generating Capability", the Company also operates the following plants:

                         Plant          Location
                         -----          --------
                 1.  Walters            North Carolina
                 2.  Marshall           North Carolina
                 3.  Tillery            North Carolina
                 4.  Blewett            North Carolina
                 5.  Weatherspoon       North Carolina
                 6.  Morehead           North Carolina

The Company's sixteen power plants represent a flexible mix of fossil, nuclear and hydroelectric resources, with a total generating capacity (including Power Agency's share) of 9,853 MW. The Company's strategic geographic location facilitates purchases and sales of power with many other electric utilities, allowing the Company to serve its customers more economically and reliably. Major industries in the Company's service area include textiles, chemicals, metals, paper, automotive components and electronic machinery and equipment.

At December 31, 1997, the Company had 5,586 pole miles of transmission lines including 292 miles of 500 kV lines and 2,916 miles of 230 kV lines, and distribution lines of approximately 43,764 pole miles of overhead lines and approximately 11,604 miles of underground lines. Distribution and transmission substations in service had a transformer capacity of approximately 36,253 kVA in 2,245 transformers. Distribution line transformers numbered 413,269 with an aggregate 17,204,000 kVA capacity.

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

Plant  Accounts  (including  nuclear  fuel) - During the period  January 1, 1993
-------------------------------------------
through December 31, 1997, there was $2,434,308,343 added to the Company's utility plant accounts, there was $689,400,439 of property retired and there were transfers and adjustments of $(51,673,030) resulting in net additions during the period of $1,693,234,874, an increase of approximately 15.55%.

ITEM 3.    LEGAL PROCEEDINGS
-------    -----------------

Legal and regulatory proceedings are included in the discussion of the Company's business in PART I, ITEM 1 and incorporated by reference herein.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

No matters were submitted to a vote of security holders in the fourth quarter of 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
Name                                Age           Recent Business Experience
William Cavanaugh III               59     President    and   Chief    Executive
                                           Officer,  October  1996  to  present;
                                           President    and   Chief    Operating
                                           Officer,  September  1992 to  October
                                           1996. Before joining the Company, Mr.
                                           Cavanaugh    held   various    senior
                                           management  and  executive  positions
                                           during a 23-year  career with Entergy
                                           Corporation,   an  electric   utility
                                           holding  company with  operations  in
                                           Arkansas,  Louisiana and Mississippi.
                                           Member of the Board of  Directors  of
                                           the Company since 1993.

Glenn E. Harder                     47     Executive  Vice  President  and Chief
                                           Financial     Officer,      Financial
                                           Services,  August  1995  to  present;
                                           Senior    Vice    President,    Group
                                           Executive   -   Financial   Services,
                                           October 1994 to August  1995.  Before
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

William S. Orser                    53     Executive  Vice  President  and Chief
                                           Nuclear   Officer,   Energy   Supply,
                                           December  1996 to present;  Executive
                                           Vice President - Nuclear  Generation,
                                           April   1993   to   December    1996;
                                           Executive  Vice  President  - Nuclear
                                           Generation,  Detroit Edison  Company,
                                           April 1993;  Senior Vice  President -
                                           Nuclear  Generation,  Detroit  Edison
                                           Company.  Prior  to 1987,  Mr.  Orser
                                           held  various  other  positions  with
                                           Detroit  Edison,  and  with  Portland
                                           General  Electric  Company,  Southern
                                           California  Edison,  and  the  U.  S.
                                           Navy.

James M. Davis, Jr.                 61     Senior    Vice    President,    Group
                                           Executive  - Power  Operations,  June
                                           1986   to   present;    Senior   Vice
                                           President - Operations Support Group,
                                           August 1983.

Fred N. Day, IV                     54     Senior   Vice    President,    Energy
                                           Delivery,  July 1997 to present; Vice
                                           President,  Western  Region,  1995 to
                                           July  1997;  Manager,  Total  Quality
                                           Performance, 1993 to 1995.

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

John E. Manczak                     50     Senior Vice  President,  Retail Sales
                                           and  Services,  June 1997 to present;
                                           Vice  President,   Retail  Marketing,
                                           Consumers Energy, an electric and gas
                                           utility,  October  1994 to June 1997;
                                           President,  Michigan Gas Utilities, a
                                           division  of  Utilicorp   United,   a
                                           natural gas utility,  October 1991 to
                                           September 1994.


Robert B. McGehee                   55     Senior  Vice  President  and  General
                                           Counsel,    Public   and    Corporate
                                           Relations,  May 1997 to present; From
                                           1974 to May 1997,  Mr.  McGehee was a
                                           practicing  attorney with Wise Carter
                                           Child  &  Caraway,   a  law  firm  in
                                           Jackson  Mississippi.   He  primarily
                                           handled corporate  contract,  nuclear
                                           regulatory  and  employment  matters.
                                           From  1987  to 1997  he  managed  the
                                           firm,  serving  as  chairman  of  its
                                           Board from 1992 to May 1997.

Bonnie V. Hancock                   36     Vice   President   and    Controller,
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
                                           Before   joining  the  Company,   Ms.
                                           Hancock   held   various   management
                                           positions  in the Tax  Department  at
                                           Potomac Electric Power Company.

                                                      PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
-------    MATTERS
           -----------------------------------------------------------------
The Company's Common Stock is listed on the New York and Pacific Stock Exchanges. The high and low sales prices per share, as reported as composite transactions in The Wall Street Journal, and dividends paid per share are as follows:

1996                  High           Low             Dividends Paid
-----                 ----           ---             --------------
First Quarter        $38 3/8        $34 1/2          $ .455
Second Quarter        38             34 7/8            .455
Third Quarter         38 1/4         34 1/8            .455
Fourth Quarter        37             34 1/4            .455

1997                  High           Low             Dividends Paid
-----                 ----           ---             --------------
First Quarter        $37 7/8        $36 1/8          $ .47
Second Quarter        36 1/4         33                .47
Third Quarter         36 5/8         33 3/4            .47
Fourth Quarter        42 1/2         34 5/16           .47

The December 31 closing price of the Company's Common Stock was $36 1/2 in 1996 and $42 3/8 in 1997.

As of February  27,  1998,  the  Company had 71,017  holders of record of Common
Stock.

On July 13, 1994, the Board of Directors of the Company authorized the repurchase of up to 10 million shares of the Company's Common Stock on the open market. Under this stock repurchase program, the Company purchased approximately
0.7 million shares in 1997 and 1996, 4.2 million shares in 1995 and 4.4 million shares in 1994. The program was completed in 1997.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
-------    ------------------------------------
The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.

                                                           Years Ended December 31
                                           1997             1996             1995              1994             1993
                                        -----------      -----------      ------------      -----------      ------------
                                                        (dollars in thousands except per share data)
Operating results
-----------------
  Operating revenues                 $   3,024,089    $   2,995,715     $   3,006,553    $   2,876,589     $   2,895,383
  Net income                         $     388,317    $     391,277     $     372,604    $     313,167     $     346,496
  Earnings for common stock          $     382,265    $     381,668     $     362,995    $     303,558     $     336,887

Ratio of earnings to fixed charges            4.17             4.12              3.67             3.31              3.23
----------------------------------

Per share data
--------------
  Basic and diluted earnings per
     common share                    $        2.66    $        2.66     $        2.48    $        2.03     $        2.10
  Dividends declared per common
     share                           $       1.895    $       1.835     $       1.775    $       1.715     $       1.655

Assets                               $   8,220,728    $   8,364,862     $   8,227,150    $   8,211,163     $   8,194,018
------

Capitalization
--------------
  Common stock equity                $   2,818,807    $   2,690,454     $   2,574,743    $   2,586,179     $   2,632,116
  Preferred stock - redemption
     not required                           59,376          143,801           143,801          143,801           143,801
  Long-term debt, net                    2,415,656        2,525,607         2,610,343        2,530,773         2,584,903
                                        -----------      -----------      ------------      -----------      ------------
    Total capitalization             $   5,293,839    $   5,359,862     $   5,328,887    $   5,260,753     $   5,360,820
                                        ===========      ===========      ============      ===========      ============

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------    RESULTS OF OPERATIONS
           ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Operating Revenues
------------------

Operating revenue fluctuations as compared to the prior year are due to the following factors (in millions):

                                                  1997             1996
                                                  ----             ----
Customer growth/changes in usage patterns         $ 124         $  87
Sales to other utilities                             24            34
Weather                                             (55)            4
NCEMC load loss                                       -           (96)
Price                                               (39)          (36)
Sales to Power Agency                               (26)           (4)
                                                   -----          -----
                                                  $  28         $ (11)
                                                   =====          =====

The increase in the customer growth/changes in usage patterns component of revenue for both comparison periods is primarily a result of continued economic growth within the Company's service territory. Sales to other utilities increased in both comparison periods as a result of the Company's active pursuit of opportunities in the wholesale power market. The 1997 decrease in the weather component of revenue is the result of milder than normal temperatures in the current period. Both the customer growth/changes in usage patterns and weather components of revenue were affected by lost revenues caused by Hurricanes Fran and Bertha in 1996. Beginning in January 1996, the Company lost 200 megawatts of load from North Carolina Electric Membership Corporation (NCEMC), resulting in a $96 million decrease in revenues. For 1997, the price-related decrease is primarily attributable to a combination of decreases in the fuel cost component of revenue and changes to the Power Coordination Agreement, which were effective January 1, 1997, between the Company and NCEMC. The 1996 price-related decrease is primarily attributable to decreases in the fuel cost component of revenue. The 1997 decrease in revenue related to sales to North Carolina Eastern Municipal Power Agency (Power Agency) is primarily due to the impacts of milder weather, along with the increased availability in the current period of generating units owned jointly by the Company and Power Agency.

Operating Expenses
------------------

Fuel expense increased in 1997 primarily due to a 4.6% increase in generation. Fuel expense decreased in 1996 due to renegotiated coal contracts, spot market coal purchases at lower market prices and the refunding of over-recovered fuel costs. This decrease more than offset the increase in fuel expense related to a 3.9% increase in generation during 1996.

The decrease in purchased power in 1997 is primarily a result of amendments to electric purchase power agreements between the Company and Cogentrix of North Carolina, Inc. and Cogentrix Eastern Carolina Corporation, which became effective in September 1996. This decrease is partially offset by increased purchases from other utilities due to the Company's more active participation in wholesale power marketing.

Other operation and maintenance expense decreased for both comparison periods reflecting the Company's continued cost reduction efforts. Also contributing to the decrease in 1997 were lower expenses resulting from one less nuclear refueling outage and fewer fossil outages. Other operation and maintenance expense in 1996 includes storm-related expenses of approximately $6 million incurred as a result of severe ice storms experienced in early 1996 and the impact of Hurricane Bertha, which struck the Company's service territory in July 1996. Hurricane

Fran struck significant portions of the Company's service territory in September 1996. In December 1996, the North Carolina Utilities Commission (NCUC) authorized the Company to defer operation and maintenance expenses associated with Hurricane Fran. See further discussion of Hurricane Fran below. In December 1996, the NCUC authorized the Company to accelerate amortization of certain regulatory assets over a three-year period beginning January 1, 1997. In March 1997, the South Carolina Public Service Commission (SCPSC) approved a similar plan for the Company to accelerate the amortization of certain regulatory assets, including plant abandonment costs related to the Harris Plant, over a three-year period beginning January 1, 1997. Depreciation and amortization increased approximately $68 million in 1997 as a result of the accelerated amortization of these regulatory assets. Depreciation and amortization expense also includes amortization of deferred operation and maintenance expenses associated with Hurricane Fran of approximately $12 million and $4 million in 1997 and 1996, respectively.

Income tax expense decreased in 1997 primarily due to the impact of current and prior period tax provision adjustments recorded for potential audit issues in open tax years.

Other Income
------------

Interest income increased in 1997 primarily as a result of interest income of $11 million related to an income tax refund.

Other income, net, decreased in 1997 primarily due to losses incurred on certain diversified investments which are in start-up phases. In 1996, other income, net, increased primarily due to an adjustment of $22.9 million to the unamortized balance of abandonment costs related to the Harris Plant. In anticipation of approval by the SCPSC of the Company's December 1996 proposal to accelerate amortization of certain regulatory assets, the unamortized balance of plant abandonment costs related to the Harris Plant was adjusted in 1996 to reflect the present value impact of the shorter recovery period. In March 1997, the SCPSC approved the Company's accelerated amortization proposal.

Interest Charges
----------------

Interest charges on long-term debt have decreased since 1995 primarily due to reductions of long-term debt balances. Also contributing to the decrease in 1996 were refinancings of long-term debt with lower-interest commercial paper borrowings which are backed by the Company's long-term revolving credit facilities. See discussion of credit facilities in PART II, ITEM 7, "LIQUIDITY AND CAPITAL RESOURCES".

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Flow and Financing
-----------------------

The net cash requirements of the Company arise primarily from operational needs and support for investing activities, including replacement or expansion of existing facilities, construction to comply with pollution control laws and regulations, and diversified investments.

The Company has on file with the Securities and Exchange Commission (SEC) a shelf registration statement under which $250 million principal amount of first mortgage bonds and $125 million principal amount of first mortgage bonds and/or unsecured debt securities of the Company remain available for issuance. The Company can also issue up to $180 million of additional preferred stock under a shelf registration statement on file with the SEC.

The Company's ability to issue first mortgage bonds and preferred stock is subject to earnings and other tests as stated in certain provisions of its mortgage, as supplemented, and charter. The Company has the ability to issue an additional $4.3 billion in first mortgage bonds and an additional 32 million shares of preferred stock at an assumed price of $100 per share and a $6.05 annual dividend rate. The Company also has 10 million authorized preference stock shares available for issuance that are not subject to an earnings test.

In July 1997, the Company redeemed all 500,000 shares of $7.72 Serial Preferred Stock and all 350,000 shares of $7.95 Serial Preferred Stock, at a redemption price of $101 per share. The redemptions were funded with additional commercial paper borrowings and/or internally generated funds.

In August 1997, the Company issued $200 million of first mortgage bonds. The net proceeds from this issuance were used to reduce the outstanding balance of commercial paper and other short-term debt and for other general corporate purposes.

As of December 31, 1997, the Company's revolving credit facilities totaled $515 million, substantially all of which are long-term agreements supporting its commercial paper borrowings. The Company is required to pay minimal annual commitment fees to maintain its credit facilities. Consistent with management's intent to maintain a portion of its commercial paper on a long-term basis, and as supported by its long-term revolving credit facilities, the Company included in long-term debt $245.9 million and $350 million of commercial paper outstanding as of December 31, 1997 and 1996, respectively.

The proceeds from the issuance of commercial paper related to the credit facilities mentioned above, net cash inflow from the company-owned life insurance program, and/or internally generated funds, financed the retirement of long-term debt totaling $103 million in 1997. External funding requirements, which do not include early redemptions of long-term debt or redemptions of preferred stock, are expected to approximate $220 million, $100 million and $200 million in 1998, 1999 and 2000, respectively. These funds will be required for construction, mandatory retirements of long-term debt and general corporate purposes, including the repayment of short-term debt.

The Company's access to outside capital depends on its ability to maintain its credit ratings. The Company's first mortgage bonds are currently rated A2 by Moody's Investors Service, A by Standard & Poor's and A+ by Duff & Phelps. The Company's commercial paper is currently rated P-1, A-1 and D-1 by Moody's Investors Service, Standard & Poor's and Duff & Phelps, respectively.

The amount and timing of future sales of Company securities will depend upon market conditions and the specific needs of the Company. The Company may from time to time sell securities beyond the amount needed to meet capital requirements in order to allow for the early redemption of long-term debt, the redemption of preferred stock, the reduction of short-term debt or for other general corporate purposes.

In 1994, the Board of Directors of the Company authorized the repurchase of up to 10 million shares of the Company's common stock on the open market. Under this stock repurchase program, the Company purchased approximately 0.7 million shares in both 1997 and 1996, 4.2 million shares in 1995 and 4.4 million shares in 1994. The program was completed in 1997.

Capital Requirements
--------------------

Estimated capital requirements for 1998 through 2000 primarily reflect construction expenditures that will be made to meet customer growth by adding generating, transmission and distribution facilities, as well as upgrading existing facilities. The Company's capital requirements, excluding expenditures of diversified businesses, for those years are reflected in the following table (in millions).

                                                   1998       1999      2000
                                                   ----       ----      ----
 Construction expenditures                       $  398     $  494    $  526
 Nuclear fuel expenditures                           93         83        96
 AFUDC                                               (6)        (5)       (7)
 Mandatory retirements of long-term debt            208         53       197
                                                 ------     ------    ------
           Total                                 $  693     $  625    $  812
                                                 ======     ======    ======

This table includes Clean Air Act expenditures of approximately $32 million and generating facility addition expenditures of approximately $405 million. The generating facility addition expenditures will primarily be used to construct new combustion turbine units, which are intended for use during periods of high demand. These units are scheduled to be placed in service during 1999 through 2002.

In addition, total projected cash requirements of diversified businesses for the years 1998 through 2000 approximate $362 million. These expenditures include affordable housing investments, telecommunications infrastructure development, acquisitions and other capital requirements of the Company's diversified businesses. These projections are periodically reviewed and may change significantly.

The Company has two long-term agreements for the purchase of power and related transmission services from other utilities. The first agreement provides for the purchase of 250 megawatts of capacity through 2009 from Indiana Michigan Power Company's Rockport Unit No. 2 (Rockport). The second agreement is with Duke Energy (Duke) for the purchase of 400 megawatts of firm capacity through mid-1999. The estimated minimum annual payments for power purchases under these agreements are approximately $31 million for Rockport and $48 million for Duke, representing capital-related capacity costs. In 1997, total purchases (including transmission use charges) under the Rockport and Duke agreements amounted to $61.9 million and $69.5 million, respectively.

In addition, pursuant to the terms of the 1981 Power Coordination Agreement, as amended, between the Company and Power Agency, the Company is obligated to purchase a percentage of Power Agency's ownership capacity of, and energy from, the Mayo and Harris Plants. For Mayo, the buyback period ended in 1997. The Harris Plant buyback period will continue through 2007. The estimated minimum annual payments for these purchases, representing capital-related capacity costs, total approximately $26 million. Purchases under the agreement with Power Agency totaled $36.2 million in 1997.

OTHER MATTERS
-------------

Retail Rate Matters
-------------------

A petition was filed in July 1996 by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) with the NCUC, requesting that the NCUC conduct an investigation of the Company's base rates or treat its petition as a complaint against the Company. The petition alleged that the Company's return on equity (which was authorized by the NCUC in the Company's last general rate proceeding in 1988) and earnings are too high. In December 1996, the NCUC issued an order denying CIGFUR's petition and stating that it tentatively found no reasonable grounds to proceed with CIGFUR's petition as a complaint. In January 1997, CIGFUR filed its Comments and Motion for Reconsideration, to which the Company responded. In February 1997, the NCUC issued an order denying CIGFUR's Motion for Reconsideration. CIGFUR filed a Notice of Appeal of the NCUC Order with the North Carolina Court of Appeals. The Company filed its brief in this matter in July 1997, and oral argument was held before the North Carolina Court of Appeals in November 1997. The Company cannot predict the outcome of this matter.

Environmental
-------------

The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under various federal and state laws. There are several manufactured gas plant (MGP) sites to which the Company and certain entities that were later merged into the Company had some connection. In this regard, the Company, along with others, is participating in a cooperative effort with the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM), to establish a uniform framework for addressing these MGP sites. The investigation and remediation of specific MGP sites will be addressed pursuant to one or more Administrative Orders on Consent between the DWM and the potentially responsible party or parties. The Company continues to investigate the identities of parties connected to individual MGP sites, the relative relationships of the Company and other parties to those sites and the degree to which the Company will undertake efforts with others at individual sites.

The Company has been notified by regulators of its involvement or potential involvement in several sites, other than MGP sites, that require remedial action. Although the Company cannot predict the outcome of these matters, it does not expect costs associated with these sites to be material to the results of operations of the Company.

The Company carries a liability for the estimated costs associated with remedial activities, except for MGP site remediation costs. This liability is not material to the financial position of the Company. The MGP site remediation costs are not currently determinable; however, the Company does not expect those costs to be material to the financial position of the Company.

The 1990 amendments to the Clean Air Act (Act) require substantial reductions in sulfur dioxide and nitrogen oxides emissions from fossil-fueled electric generating plants. The Act will require the Company to meet more stringent provisions effective January 1, 2000. The Company plans to meet the sulfur dioxide emissions requirements by utilizing the most economical combination of fuel-switching and sulfur dioxide emission allowances. Installation of additional equipment will be necessary to reduce nitrogen oxide emissions. The Company estimates that future capital expenditures necessary to meet the nitrogen oxide emission requirements will approximate $32 million. Increased operation and maintenance costs, including emission allowance expense, and increased fuel costs are not expected to be material to the results of operations of the Company.

In addition, there are emerging regulatory requirements that may require utilities to install additional controls on nitrogen oxide emissions and controls on toxics and particulate matter. The Company cannot predict the outcome of these matters.

With regard to revisions to existing air quality standards, the Environmental Protection Agency issued final regulations revising the ozone standard and establishing a new fine-particulate standard in July 1997. These regulations may require the installation of additional control equipment at some of the Company's fossil-fueled electric generating plants. The Company is evaluating the impact of the new regulations on its facilities and cannot determine, at this time, the estimated costs of additional controls that may be required for compliance with the new standards. The Company cannot predict the outcome of this matter.

Nuclear
-------

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

The Company's most recent site-specific estimates of decommissioning costs were developed in 1993, using 1993 cost factors, and are based on prompt dismantlement decommissioning, which reflects the cost of removal of all radioactive and other structures currently at the site, with such removal occurring shortly after operating license expiration. These estimates, in 1993 dollars, are $257.7 million for Robinson Unit No. 2, $235.4 million for Brunswick Unit No. 1, $221.4 million for Brunswick Unit No. 2 and $284.3 million for the Harris Plant. The estimates are subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The cost estimates exclude the portion attributable to Power Agency, which holds an undivided ownership interest in the Brunswick and Harris nuclear generating facilities. Operating licenses for the Company's nuclear units expire in the year 2010 for Robinson Unit No. 2, 2016 for Brunswick Unit No. 1, 2014 for Brunswick Unit No. 2 and 2026 for the Harris Plant.

The Financial Accounting Standards Board has reached several tentative conclusions with respect to its project regarding accounting practices related to closure and removal of long-lived assets. It is uncertain when the final statement will be issued and what impacts it may ultimately have on the Company's accounting for nuclear decommissioning and other closure and removal costs.

As required under the Nuclear Waste Policy Act of 1982, the Company entered into a contract with the U.S. Department of Energy (DOE) under which the DOE agreed to dispose of the Company's spent nuclear fuel. In December 1996, the DOE notified the Company and other similarly situated utilities that the agency anticipated that it would be unable to begin acceptance of spent nuclear fuel by January 31, 1998. In January 1997, the Company, together with 35 other utilities, filed a Joint Petition for Review with the United States Court of Appeals (the Court) requesting that the Court review the final decision of the DOE and the DOE's failure to meet its unconditional obligation under the Nuclear Waste Act. In November 1997, the Court found that the DOE has an unconditional obligation to begin disposal of spent nuclear fuel by January 31, 1998, and issued a writ of mandamus precluding the DOE from advancing any construction of the contract that would excuse the DOE's delinquency on the grounds that it has not yet established a permanent repository or an interim storage program. The DOE defaulted on its obligation to begin taking spent nuclear fuel by January 31, 1998, and a group of utilities, including the Company, is considering additional measures to force the DOE to take spent nuclear fuel or to pay damages from monies other than the Nuclear Waste Fund. The Company cannot predict the outcome of this matter.

With certain modifications, the Company's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent nuclear fuel generated on the Company's system through the expiration of the current operating licenses for all of the Company's nuclear generating units. Subsequent to the expiration of these licenses, dry storage may be necessary.

Other Business
--------------

In 1997, CaroCapital, Inc. (CaroCapital), a wholly owned subsidiary of the Company, acquired the remaining interest in Knowledge Builders, Inc. (KBI) and entered into a merger agreement under which KBI was merged into CaroCapital. KBI was an energy-management software and control systems company in which CaroCapital purchased a 40% interest in 1996. Following the completion of the merger, CaroCapital's name was changed to Strategic Resource Solutions Corp.
(SRS). SRS is a technology-based energy services company delivering facility-management and energy-management products and services to the educational, commercial, industrial and governmental markets nationwide. During the year, SRS purchased Diversified Control Systems, a building automation systems company, and made a minority investment in Remote Source Lighting International, Inc., a fiber optic lighting company. Also, in January 1998, SRS purchased Parke Industries, Inc., the fourth largest lighting company in the United States. These investments enhance SRS's ability to deliver energy-management solutions and value-added products to the marketplace.

In 1997, the Company created a new subsidiary, Interpath Communications, Inc. (Interpath). All of CaroNet, LLC's assets, liabilities and operating certificates are being transferred to this new subsidiary. Interpath has acquired Capitol Information Services, Inc., a regional Internet service provider based in Raleigh, North Carolina. Interpath will provide Internet retail telecommunications solutions and will expand services to include more telecommunications business solutions, including voice and data applications for small and medium-sized businesses.

Interpath also owns a 10% limited partnership interest in BellSouth Carolinas PCS, L.P. BellSouth Personal Communications, Inc. manages the partnership as the general partner. PCS is a wireless communications technology that provides high-quality mobile communications. The partnership serves PCS subscribers in North and South Carolina, and a small portion of Georgia, pursuant to a license issued by the Federal Communications Commission.

In 1995, the Company established CaroHome, LLC, a limited liability company, to further the Company's investments in affordable housing. These investments are designed to earn tax credits while helping communities meet their needs for affordable housing. The Company, principally through CaroHome, LLC, has invested or committed to invest a total of $58 million in affordable housing and anticipates investing up to a total of $125 million in affordable housing by the year 2000.

Competition
-----------

General
-------

In recent years, the electric utility industry has experienced a substantial increase in competition at the wholesale level, caused by changes in federal law and regulatory policy. Several states have also decided to deregulate aspects of retail electric service. The issue of retail deregulation and competition is being reviewed by a number of states and bills have been introduced in Congress that seek to introduce retail deregulation in all states.

Allowing increased competition in the generation and sale of electric power will require resolution of many complex issues. One of the major issues to be resolved is who will pay for stranded costs (those costs and investments made by utilities in order to meet their statutory obligation to provide electric service) if the market price of electricity following industry restructuring is not sufficient to cover those costs. The amount of such stranded costs the Company might experience would depend on the timing of, and the extent to which, direct competition is introduced, and the then-existing market price of energy. If electric utilities were no longer subject to cost-based regulation and it were not possible to recover stranded costs, the results of operations and financial position of the Company would be adversely affected.

Wholesale Competition
---------------------

Since passage of the National Energy Act of 1992 (Energy Act), competition in the wholesale electric utility industry has significantly increased due to greater participation by traditional electricity suppliers, wholesale power marketers and brokers, and due to the trading of energy futures contracts on various commodities exchanges. This increased competition could affect the Company's load forecasts, plans for power supply and wholesale energy sales and related revenues. The impact could vary depending on the extent to which additional generation is built to compete in the wholesale market, new opportunities are created for the Company to expand its wholesale load, or current wholesale customers elect to purchase from other suppliers after existing contracts expire.

To assist in the development of wholesale competition, the Federal Energy Regulatory Commission (FERC), in 1996, issued standards for wholesale wheeling of electric power through its rules on open access transmission and stranded costs and on information systems and standards of conduct (Orders 888 and 889). The rules require all transmitting utilities to have on file an open access transmission tariff, which contains provisions for the recovery of stranded costs and numerous other provisions that could affect the sale of electric energy at the wholesale level. The Company filed its open access transmission tariff with the FERC in mid-1996. Shortly thereafter, Power Agency and other entities filed protests challenging numerous aspects of the Company's tariff and requesting that an evidentiary proceeding be held. The FERC set the matter for hearing and set a discovery and procedural schedule. In July 1997, the Company filed an offer of settlement in this matter. The administrative law judge certified the offer to the full FERC in September 1997. The offer is pending before the FERC. The Company cannot predict the outcome of this matter.

In November 1997, the Company applied to the FERC for authority to sell power at market-based rates. In January 1998, the FERC issued an order accepting the Company's application and permitting the Company to sell power at market-based rates.

Retail Competition
------------------

The Energy Act prohibits the FERC from ordering retail wheeling - transmitting power on behalf of another producer to an individual retail customer. Several states, including California and Pennsylvania, have changed their laws and regulations to allow retail electric customers to buy power from suppliers other than the local utility. Other states are considering similar changes, and some have instituted experimental programs to allow a limited number of customers to select electric suppliers. These changes and proposals have taken differing forms and included disparate elements. The Company believes changes in existing laws in both North and South Carolina would be required to permit competition in the Company's retail jurisdictions.

North Carolina Activities
-------------------------

Since 1995, the NCUC has been considering the impact of increased competition in the electric industry. In May 1996, the NCUC issued an order stating that the FERC Orders 888 and 889 would provide a new focus for NCUC proceedings with respect to competition in the electric industry. As a result, the NCUC held Docket No. E-100, Sub 77, which concerned retail competition, in abeyance pending further order and established a new docket (Docket No. E-100, Sub 78) to address the FERC Orders 888 and 889. The NCUC has received several rounds of comments in this docket; the Company filed its most recent comments and reply comments in November 1997 and December 1997, respectively. The Company cannot predict the outcome of this matter.

In April 1997, the North Carolina General Assembly (General Assembly) approved legislation establishing a 23-member study commission to evaluate the future of electric service in the state. The commission is comprised of 12 state legislators, two residential customers, two industrial customers, a commercial customer, a power marketer, an environmentalist and representatives from each of the four major power suppliers in the state. The commission is examining a wide range of issues related to the cost and delivery of electric service. The commission will make an interim report to the 1998 General Assembly and a final report in 1999. The Company cannot predict the outcome of this matter.

South Carolina Activities
-------------------------

In February 1997, representatives in the South Carolina General Assembly introduced a bill calling for a transition to full competition in the electric utility industry beginning in 1998. No action was taken on this bill. In addition, by letter dated May 6, 1997, the Speaker of the South Carolina House of Representatives requested that the SCPSC prepare a proposal for the deregulation and restructuring of electricity in South Carolina. On February 3, 1998, the SCPSC issued a report to the South Carolina General Assembly recommending caution and more study on the issue of deregulation. The report outlines a five-year transition plan that it recommends be followed if the South Carolina legislators decide to go forward with deregulation. The South Carolina General Assembly's Utility Subcommittee has completed six hearings around the state in order to receive citizen input on the deregulation issue. The subcommittee will continue to meet. The Company cannot predict the outcome of this matter.

Federal Activities
------------------

Numerous bills were introduced in the 105th Congress concerning the restructuring of the electric utility industry. Key provisions of the bills vary widely. Committee Chairs have held workshops and hearings to discuss various aspects of restructuring. No legislation was passed during the 1997 session of Congress, and more restructuring-related bills are expected to be introduced in Congress during 1998. The Company cannot predict the outcome of this matter.

Company Activities
------------------

The developments described above have created greater planning uncertainty and risks for the Company. The Company has been addressing these risks by securing long-term contracts with its wholesale customers and by continuing to work to meet the energy needs of its industrial customers. To position itself to better address these risks, the Company internally organized into separate business units in early 1998. The business units include Energy Supply, Energy Delivery and Retail Sales and Services. The focus of these business units will be to further the development of a corporate culture that is necessary to compete in a deregulated environment. Other elements of the Company's strategy to respond to the changing market for electricity include promoting economic development, implementing new marketing strategies, improving customer satisfaction, and increasing the focus on managing and reducing costs (and, consequently, avoiding future rate increases).

In late 1996, the Company and NCEMC entered into a revised Power Coordination Agreement (PCA) under which NCEMC will receive discounted capacity in exchange for long-term commitments to the Company for its supplemental power. As a result of this revised agreement, the Company provided 100 MW of baseload power to NCEMC in 1997, and will provide a block of 225 MW from 1998 to 2010, an additional block of 225 MW from 2000 to 2004 and a third block of 225 MW from 2001 to 2008. The remainder of the NCEMC capacity provided by the Company, not separately contracted for in the revised agreement, will be billed at fixed rates through the year 2003, rather than at the formula rates established in the original PCA. The FERC has accepted the revised PCA. When NCEMC seeks future supplies, the Company will respond and expects to remain competitive in the pursuit and retention of wholesale load.

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

As a regulated entity, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS-71). Accordingly, the Company records certain regulatory assets and liabilities resulting from the effects of the ratemaking process. These assets and liabilities would not be recorded under generally accepted accounting principles for unregulated entities. The Company's ability to continue to meet the criteria for application of SFAS-71 may be affected in the future by competitive forces, deregulation and restructuring in the electric utility industry. In the event that SFAS-71 no longer applied to a separable portion of the Company's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of electric utility plant assets as determined pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."


Year 2000 Computer Issues
-------------------------

The Company initiated steps in 1994 to bring its computer systems into Year 2000 compliance. Only a few of the Company's core business applications remain to be brought into compliance. All remaining computer systems, including equipment and devices containing microprocessors, are being evaluated and will be brought into compliance or replaced if necessary. Estimated costs to be incurred will be determined as this evaluation is finalized.

The Year 2000 issue may affect other entities with which the Company transacts business. The Company cannot estimate or predict the potential adverse consequences, if any, that could result from such entities' failure to address this issue.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------   ----------------------------------------------------------

The Company is exposed to certain market risks that are inherent in the Company's financial instruments, which arise from transactions entered into in the normal course of business. The Company's primary exposures are to earnings, cash flow and fair value risks due to changes in interest rates with respect to its long-term debt. The Company manages its interest rate risks through use of a combination of fixed and variable rate debt. Variable rate debt has rates that adjust in periods ranging from daily to monthly. For the Company's long-term debt obligations at December 31, 1997, including current portions, the table below presents principal cash flows and related weighted-average interest rates, by expected maturity date.

                               1998    1999     2000     2001     2002     Thereafter  Total    Fair Value
(Dollars in millions)         -------  -------  -------  -------  -------  ---------   -------  -------
Fixed rate long-term debt     $  208   $   53   $  197     -      $  100   $1,219      $1,777   $1,846
Average interest rate           5.57%    7.11%    5.92%    -        6.75%    7.41%       6.98%
Variable rate long-term debt      -        -       -       -          -    $  620      $  620   $  622
Average interest rate             -        -       -       -          -      3.75%       3.75%



The table above excludes commercial paper classified as long-term debt. Commercial paper does not have associated significant interest rate risk due to the short maturity of that instrument.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------    --------------------------------------------------------

The  following  consolidated   financial  statements,   supplementary  data  and
consolidated financial statement schedules are included herein:


                                                                                                       Page


Independent Auditors' Report                                                                           49

Consolidated Financial Statements:

     Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995            50
     Consolidated Balance Sheets as of December 31, 1997 and 1996                                      51
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996
           and 1995                                                                                    52
     Consolidated Schedules of Capitalization as of December 31, 1997 and 1996                         53
     Consolidated Statements of Retained Earnings for the Years Ended December 31, 1997, 1996
            and 1995                                                                                   54
     Consolidated Quarterly Financial Data (Unaudited)                                                 54
     Notes to Consolidated Financial Statements                                                        55



Consolidated  Financial  Statement  Schedules  for the Years Ended  December 31,
    1997, 1996 and 1995:

     II- Valuation and Qualifying Accounts                                                             67




All other schedules have been omitted as not applicable or not required or because the information required to be shown is included in the Consolidated
Financial  Statements  or  the  accompanying  Notes  to  Consolidated  Financial
Statements.


INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CAROLINA POWER & LIGHT COMPANY:


We have audited the accompanying consolidated balance sheets and schedules of capitalization of Carolina Power & Light Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Carolina Power & Light and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets and schedules of capitalization as of December 31, 1995, 1994, and 1993, and the related consolidated statements of income, retained earnings, and cash flows for the years ended December 31, 1994 and 1993 (none of which are presented herein); and we expressed unqualified opinions on those financial statements.

In our opinion, the information set forth in the selected financial data for each of the five years in the period ended December 31, 1997, and appearing at
Item 6, is fairly presented in all material respects in relation to the consolidated financial statements from which it has been derived.


/s/ DELOITTE & TOUCHE LLP
---------------------------
Raleigh, North Carolina
February 9, 1998

                                    CONSOLIDATED STATEMENTS OF INCOME


                                                                         Years ended December 31
(In thousands except per share data)                                1997          1996          1995
--------------------------------------------------------------- ------------  ------------  -----------
Operating revenues                                              $  3,024,089  $  2,995,715  $ 3,006,553
--------------------------------------------------------------- ------------  ------------  -----------
Operating expenses
--------------------------------------------------------------- ------------  ------------  -----------
Fuel                                                                 534,268       515,050      529,812
Purchased power                                                      387,296       412,554      409,940
Other operation and maintenance                                      661,466       730,140      738,031
Depreciation and amortization                                        481,650       386,927      364,527
Taxes other than on income                                           139,478       140,479      144,043
Income tax expense                                                   253,048       269,763      259,224
Harris Plant deferred costs, net                                      24,296        26,715       28,128
--------------------------------------------------------------- ------------  ------------  -----------
        Total operating expenses                                   2,481,502     2,481,628    2,473,705
--------------------------------------------------------------- ------------  ------------  -----------
Operating income                                                     542,587       514,087      532,848
--------------------------------------------------------------- ------------  ------------  -----------
Other income
--------------------------------------------------------------- ------------  ------------  -----------
Allowance for equity funds used during construction                        -            11        3,350
Income tax credit                                                     19,332        13,847       18,541
Harris Plant carrying costs                                            4,626         7,299        8,297
Interest income                                                       18,335         4,063        8,680
Other income, net                                                    (19,275)       37,340        9,063
--------------------------------------------------------------- ------------  ------------  -----------
        Total other income                                            23,018        62,560       47,931
--------------------------------------------------------------- ------------  ------------  -----------
Income before interest charges                                       565,605       576,647      580,779
--------------------------------------------------------------- ------------  ------------  -----------
Interest charges
--------------------------------------------------------------- ------------  ------------  -----------
Long-term debt                                                       163,468       172,622      187,397
Other interest charges                                                18,743        19,155       25,896
Allowance for borrowed funds used during construction                 (4,923)       (6,407)      (5,118)
--------------------------------------------------------------- ------------  ------------  -----------
        Total interest charges, net                                  177,288       185,370      208,175
--------------------------------------------------------------- ------------  ------------  -----------
Net income                                                      $    388,317  $    391,277  $   372,604
--------------------------------------------------------------- ------------  ------------  -----------
Preferred stock dividend requirements                                 (6,052)       (9,609)      (9,609)
--------------------------------------------------------------- ------------  ------------  -----------
Earnings for common stock                                       $    382,265  $    381,668  $   362,995
--------------------------------------------------------------- ------------  ------------  -----------
Average common shares outstanding                                    143,645       143,621      146,232
--------------------------------------------------------------- ------------  ------------  -----------
Basic and diluted earnings per common share                     $       2.66  $       2.66  $      2.48
--------------------------------------------------------------- ------------  ------------  -----------
Dividends declared per common share                             $      1.895  $      1.835  $     1.775
--------------------------------------------------------------- ------------  ------------  -----------
See notes to consolidated financial statements.


                                    CONSOLIDATED BALANCE SHEETS

(In thousands)                                                                      December 31
ASSETS                                                                  1997                     1996
-------------------------------------------------------------------------------------------------------

Electric utility plant
-------------------------------------------------------------------------------------------------------
Electric utility plant in service                           $      10,113,334       $        9,783,442
Accumulated depreciation                                           (4,181,417)              (3,796,645)
-------------------------------------------------------------------------------------------------------
        Electric utility plant in service, net                      5,931,917                5,986,797
Held for future use                                                    12,255                   12,127
Construction work in progress                                         158,347                  196,623
Nuclear fuel, net of amortization                                     190,991                  204,372
-------------------------------------------------------------------------------------------------------
        Total electric utility plant, net                           6,293,510                6,399,919
-------------------------------------------------------------------------------------------------------
Current assets
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                              14,426                   10,941
Accounts receivable                                                   406,872                  384,318
Fuel                                                                   47,551                   60,369
Materials and supplies                                                136,253                  122,809
Deferred fuel cost (credit)                                            20,630                   (4,339)
Prepayments                                                            62,040                   65,794
Other current assets                                                   47,034                   27,808
-------------------------------------------------------------------------------------------------------
        Total current assets                                          734,806                  667,700
-------------------------------------------------------------------------------------------------------
Deferred debits and other assets (Note 6)
-------------------------------------------------------------------------------------------------------
Income taxes recoverable through future rates                         328,818                  384,336
Abandonment costs                                                      38,557                   65,863
Harris Plant deferred costs                                            63,727                   83,397
Unamortized debt expense                                               48,407                   69,956
Nuclear decommissioning trust funds                                   245,523                  145,316
Miscellaneous other property and investments                          256,291                  344,018
Other assets and deferred debits                                      211,089                  204,357
-------------------------------------------------------------------------------------------------------
        Total deferred debits and other assets                      1,192,412                1,297,243
-------------------------------------------------------------------------------------------------------
         Total assets                                       $       8,220,728       $        8,364,862
-------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
-------------------------------------------------------------------------------------------------------
Capitalization (see consolidated schedules of
capitalization)
-------------------------------------------------------------------------------------------------------
Common stock equity                                         $       2,818,807       $        2,690,454
Preferred stock - redemption not required                              59,376                  143,801
Long-term debt, net                                                 2,415,656                2,525,607
-------------------------------------------------------------------------------------------------------
        Total capitalization                                        5,293,839                5,359,862
-------------------------------------------------------------------------------------------------------
Current liabilities
-------------------------------------------------------------------------------------------------------
Current portion of long-term debt                                     207,979                  103,345
Short-term debt                                                             -                   64,885
Accounts payable                                                      290,352                  375,216
Interest accrued                                                       43,620                   39,436
Dividends declared                                                     72,266                   73,469
Other current liabilities                                             116,609                   74,668
-------------------------------------------------------------------------------------------------------
        Total current liabilities                                     730,826                  731,019
-------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
-------------------------------------------------------------------------------------------------------
Accumulated deferred income taxes                                   1,722,908                1,827,693
Accumulated deferred investment tax credits                           222,028                  232,262
Other liabilities and deferred credits                                251,127                  214,026
-------------------------------------------------------------------------------------------------------
        Total deferred credits and other liabilities                2,196,063                2,273,981
-------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 11)
-------------------------------------------------------------------------------------------------------
         Total capitalization and liabilities               $       8,220,728       $        8,364,862
-------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                          Years ended December 31
(In thousands)                                                                     1997             1996            1995
-------------------------------------------------------------------------------------------------------------------------
Operating activities
-------------------------------------------------------------------------------------------------------------------------
Net income                                                              $       388,317 $        391,277 $       372,604
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                             565,212          446,508         446,662
      Harris Plant deferred costs                                                19,670           19,416          19,831
      Deferred income taxes                                                     (66,546)         130,818          89,681
      Investment tax credit                                                     (10,232)         (10,445)         (9,344)
      Allowance for equity funds used during construction                             -              (11)         (3,350)
      Deferred fuel credit                                                      (24,969)         (23,156)           (849)
      Net increase in receivables, inventories and prepaid expenses            (111,216)         (64,793)        (77,849)
      Net increase (decrease) in payables and accrued expenses                   (6,414)           4,671         (39,592)
      Miscellaneous                                                              64,223           17,922          75,308
-------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                            818,045          912,207         873,102
-------------------------------------------------------------------------------------------------------------------------
Investing activities
-------------------------------------------------------------------------------------------------------------------------
Gross property additions                                                       (388,676)        (369,308)       (266,400)
Nuclear fuel additions                                                          (61,509)         (87,265)        (77,346)
Contributions to nuclear decommissioning trust                                  (30,726)         (30,683)        (38,075)
Contributions to retiree benefit trusts                                         (21,096)         (24,700)         (2,400)
Net cash flow of company-owned life insurance program                           138,508           46,930         (39,679)
Allowance for equity funds used during construction                                   -               11           3,350
Miscellaneous                                                                     6,706          (28,046)        (28,515)
-------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                (356,793)        (493,061)       (449,065)
-------------------------------------------------------------------------------------------------------------------------
Financing activities
-------------------------------------------------------------------------------------------------------------------------
Proceeds from issuance of long-term debt                                        199,075                -         180,713
Net increase (decrease) in short-term debt (maturity less than 90               (62,224)          (8,858)          5,643
days)
Net increase (decrease) in commercial paper classified as long-term            (104,100)         350,000               -
debt (Note 3)
Retirement of long-term debt                                                   (103,410)        (467,810)       (276,144)
Redemption of preferred stock                                                   (85,850)               -               -
Purchase of Company common stock                                                (23,418)         (25,208)       (132,439)
Dividends paid on common and preferred stock                                   (277,840)        (270,818)       (267,560)
-------------------------------------------------------------------------------------------------------------------------
           Net cash used in financing activities                               (457,767)        (422,694)       (489,787)
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              3,485           (3,548)        (65,750)
Cash and cash equivalents at beginning of year                                   10,941           14,489          80,239
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $        14,426 $         10,941 $        14,489
-------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information
Cash paid during the year - interest                                    $       171,511 $        194,391 $       203,296
                            income taxes                                $       289,693 $        141,350 $       177,163

Noncash Activities In June 1997,  Strategic  Resource Solutions Corp.  (formerly
CaroCapital, Inc.), a wholly-owned subsidiary, purchased all remaining shares of Knowledge Builders, Inc. (KBI). In connection with the purchase of KBI, the Company issued $20.5 million in common stock and paid $1.9 million in cash.

See notes to consolidated financial statements.

                                       CONSOLIDATED SCHEDULES OF CAPITALIZATION

                                                                                                             December, 31
(Dollars in thousands except per share data)                                                             1997              1996
------------------------------------------------------------------------------------------- --- -------------- --- -------------
Common stock equity
------------------------------------------------------------------------------------------- --- -------------- --- -------------
Common stock without par value, authorized 200,000,000 shares, issued and
   outstanding 151,340,394 and 151,415,722 shares, respectively (Note 7)                    $       1,371,520  $      1,366,100
Unearned ESOP common stock                                                                           (165,804)         (178,514)
Capital stock issuance expense                                                                           (790)             (790)
Retained earnings (Note 5)                                                                          1,613,881         1,503,658
------------------------------------------------------------------------------------------- --- -------------- --- -------------
        Total common stock equity                                                           $       2,818,807  $      2,690,454
------------------------------------------------------------------------------------------- --- -------------- --- -------------
Cumulative preferred stock, without par value (entitled to $100 a share plus accumulated dividends in the event of liquidation; outstanding shares are as of December 31, 1997)
------------------------------------------------------------------------------------------- --- -------------- --- -------------
Preferred stock - redemption not required:
Authorized - 300,000 shares $5.00 Preferred Stock; 20,000,000 shares
   Serial Preferred Stock
   $5.00 Preferred - 237,259 shares outstanding (redemption price $110.00)                  $          24,376  $         24,376
     4.20 Serial Preferred - 100,000 shares outstanding (redemption price $102.00)                     10,000            10,000
     5.44 Serial Preferred - 250,000 shares outstanding (redemption price $101.00)                     25,000            25,000
     7.95 Serial Preferred                                                                                  -            35,000
     7.72 Serial Preferred                                                                                  -            49,425
------------------------------------------------------------------------------------------- --- -------------- --- -------------
        Total preferred stock - redemption not required                                     $          59,376  $        143,801
------------------------------------------------------------------------------------------- --- -------------- --- -------------
Long-term debt (interest rates are as of December 31, 1997)
------------------------------------------------------------------------------------------- --- -------------- --- -------------
First mortgage bonds:
6.375% due 1997                                                                             $               -  $         40,000
5.375% and 6.875% due 1998                                                                            140,000           140,000
6.125% due 2000                                                                                       150,000           150,000
6.75% due 2002                                                                                        100,000           100,000
5.875% and 7.875% due 2004                                                                            300,000           300,000
6.80% due 2007                                                                                        200,000                 -
6.875% to 8.625% due 2021-2023                                                                        500,000           500,000
First mortgage bonds - secured medium-term notes:
7.75% due 1997                                                                                              -            60,000
5.00% to 5.06% due 1998                                                                                65,000            65,000
7.15% due 1999                                                                                         50,000            50,000
First mortgage bonds - pollution control series:
6.30% to 6.90% due 2009-2014                                                                           93,530            93,530
3.80% and 4.00% due 2024                                                                              122,600           122,600
------------------------------------------------------------------------------------------- --- -------------- --- -------------
        Total first mortgage bonds                                                                  1,721,130         1,621,130
------------------------------------------------------------------------------------------- --- -------------- --- -------------
Other long-term debt:
Pollution control obligations backed by letter of credit, 3.70% to 5.40% due 2014-2017                442,000           442,000
Other pollution control obligations, 3.90% due 2019                                                    55,640            55,640
Unsecured subordinated debentures, 8.55% due 2025                                                     125,000           125,000
Commercial paper reclassified to long-term debt (Note 3)                                              245,900           350,000
Miscellaneous notes                                                                                    53,486            56,858
------------------------------------------------------------------------------------------- --- -------------- --- -------------
        Total other long-term debt                                                                    922,026         1,029,498
------------------------------------------------------------------------------------------- --- -------------- --- -------------
Unamortized premium and discount, net                                                                 (19,521)          (21,676)
Current portion of long-term debt                                                                    (207,979)         (103,345)
------------------------------------------------------------------------------------------- --- -------------- --- -------------
        Total long-term debt, net                                                           $       2,415,656  $      2,525,607
------------------------------------------------------------------------------------------- --- -------------- --- -------------
        Total capitalization                                                                $       5,293,839  $     5,359,862
------------------------------------------------------------------------------------------- --- -------------- --- -------------
See notes to consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                                                                Years ended December 31
(In thousands except per share data)                                1997                 1996                1995
--------------------------------------------------------- ---- --------------- ---- --------------- ---- --------------
Retained earnings at beginning of year                      $       1,503,658    $       1,385,378    $      1,280,960
--------------------------------------------------------- ---- --------------- ---- --------------- ---- --------------
Net income                                                            388,317              391,277             372,604
Preferred stock dividends at stated rates                              (4,627)              (9,609)             (9,609)
Common stock dividends at annual per share rate of
   $1.895, $1.835 and $1.775, respectively                           (272,011)            (263,388)           (258,577)
Other adjustments                                                      (1,456)                   -                   -
--------------------------------------------------------- ---- --------------- ---- --------------- ---- --------------
Retained earnings at end of year                            $       1,613,881    $       1,503,658    $      1,385,378
--------------------------------------------------------- ---- --------------- ---- --------------- ---- --------------

                    CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                         First           Second         Third          Fourth
     (In thousands except per share data)                Quarter         Quarter        Quarter        Quarter
     ------------------------------------------------------------------------------------------------------------
     Year ended December 31, 1997
     ------------------------------------------------------------------------------------------------------------
     Operating revenues                               $    716,084   $     666,023   $    906,841   $    735,141
     Operating income                                      122,762          86,988        211,281        121,556
     Net income                                             82,262          54,289        167,829         83,937
     Common stock data:
     Basic and diluted earnings per common share               .56             .37           1.15            .58
     Dividend paid per common share                           .470            .470           .470           .470
     Price per share - high                                37  7/8          36 1/4         36 5/8        42  1/2
                       low                                 36  1/8          33             33 3/4        34 5/16

     ------------------------------------------------------------------------------------------------------------
     Year ended December 31, 1996
     ------------------------------------------------------------------------------------------------------------
     Operating revenues                              $     783,585  $      685,968  $     831,590  $     694,572
     Operating income                                      154,428          94,966        164,125        100,568
     Net income                                            118,346          62,656        129,159         81,116
     Common stock data:
     Basic and diluted earnings per common share               .81             .42            .88            .55
     Dividend paid per common share                           .455            .455           .455           .455
     Price per share - high                                38  3/8         38             38  1/4        37
                       low                                 34  1/2         34  7/8        34  1/8        34  1/4

         See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

a.  Organization

Carolina Power & Light Company (the Company) is a public service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina. The Company has no other material segments of business.

b.  Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles. The accounting records of the Company are maintained in accordance with uniform systems of accounts prescribed by the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC) and the South Carolina Public Service Commission (SCPSC). Certain amounts for 1996 and 1995 have been reclassified to conform to the 1997 presentation, with no effect on previously reported net income or common stock equity.

2.  Summary of Significant Accounting Policies

a.  Principles of Consolidation

The consolidated financial statements include the activities of the Company and majority-owned subsidiaries. These subsidiaries have invested in areas such as communications technology, energy-management services and affordable housing. Significant intercompany balances and transactions have been eliminated.

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

                                                   1997                1996
                                                -------             -------
Production plant                                $ 6,297             $ 6,161
Transmission plant                                  952                 940
Distribution plant                                2,327               2,179
General plant and other                             537                 503
                                                -------             -------
 Electric utility plant in service              $10,113             $ 9,783
                                                =======             =======

As prescribed in regulatory uniform systems of accounts, an allowance for the cost of borrowed and equity funds used to finance electric utility plant construction (AFUDC) is charged to the cost of plant. Regulatory authorities consider AFUDC an appropriate charge for inclusion in the Company's utility rates to customers over the service life of the property. The equity funds portion of AFUDC is credited to other income and the borrowed funds portion is credited to interest charges. The composite AFUDC rate was 5.6% in 1997, 5.8% in 1996 and 8.0% in 1995.

d.  Depreciation and Amortization

For financial reporting purposes, depreciation of electric utility plant other than nuclear fuel is computed on the straight-line method based on the estimated remaining useful life of the property, adjusted for estimated net salvage. Depreciation provisions, including decommissioning costs (see Note 2e), as a percent of average depreciable property other than nuclear fuel, were approximately 3.9% in 1997 and 1996 and 3.8% in 1995. Depreciation expense totaled $382.1 million, $363.2 million and $344.0 million in 1997, 1996 and 1995, respectively.

Depreciation and amortization expense also includes amortization of deferred operation and maintenance expenses associated with Hurricane Fran, which struck significant portions of the Company's service territory in September 1996. In December 1996, the NCUC authorized the Company to defer these expenses (approximately $40 million) with amortization over a 40-month period.

In December 1996, the NCUC authorized the Company to accelerate amortization of certain regulatory assets over a three-year period beginning January 1, 1997. In March 1997, the SCPSC approved a similar plan for the Company to accelerate the amortization of certain regulatory assets, including plant abandonment costs related to the Harris Plant, over a three-year period beginning January 1, 1997. The accelerated amortization of these regulatory assets results in additional depreciation and amortization expenses of approximately $68 million in each year of the three-year period. Depreciation and amortization expense also includes amortization of plant abandonment costs (see Note 6c).

Amortization of nuclear fuel costs, including disposal costs associated with obligations to the U.S. Department of Energy (DOE), is computed primarily on the unit-of-production method and charged to fuel expense. Costs related to obligations to the DOE for the decommissioning and decontamination of enrichment facilities are also charged to fuel expense.

e.  Nuclear Decommissioning

In the Company's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the NCUC and the SCPSC and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdiction, the provisions for nuclear decommissioning costs are based on amounts agreed upon in applicable rate agreements. Decommissioning cost provisions, which are included in depreciation and amortization expense, were $33.2 million, $33.1 million and $31.2 million in 1997, 1996 and 1995, respectively.

Accumulated decommissioning costs, which are included in accumulated depreciation, were $428.7 million and $326 million at December 31, 1997 and 1996, respectively. These costs include amounts retained internally and amounts funded in an external decommissioning trust. The balance of the nuclear decommissioning trust was $245.5 million and $145.3 million at December 31, 1997 and 1996, respectively. Trust earnings increase the trust balance with a
corresponding  increase  in  the  accumulated   decommissioning  balance.  These
balances are adjusted for net unrealized gains and losses. Based on the site-specific estimates discussed below, and using an assumed after-tax earnings rate of 8.5% and an assumed cost escalation rate of 4%, current levels of rate recovery for nuclear decommissioning costs are adequate to provide for decommissioning of the Company's nuclear facilities.

The Company's most recent site-specific estimates of decommissioning costs were developed in 1993, using 1993 cost factors, and are based on prompt dismantlement decommissioning, which reflects the cost of removal of all radioactive and other structures currently at the site, with such removal occurring shortly after operating license expiration. These estimates, in 1993 dollars, are $257.7 million for Robinson Unit No. 2, $235.4 million for Brunswick Unit No. 1, $221.4 million for Brunswick Unit No. 2 and $284.3 million for the Harris Plant. The estimates are subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The cost estimates exclude the portion attributable to North Carolina Eastern Municipal Power Agency (Power Agency), which holds an undivided ownership interest in the Brunswick and Harris nuclear generating facilities. Operating licenses for the Company's nuclear units expire in the year 2010 for Robinson Unit No. 2, 2016 for Brunswick Unit No. 1, 2014 for Brunswick Unit No. 2 and 2026 for the Harris Plant.

The Financial Accounting Standards Board has reached several tentative conclusions with respect to its project regarding accounting practices related to closure and removal of long-lived assets. It is uncertain when the final statement will be issued and what impacts it may ultimately have on the Company's accounting for nuclear decommissioning and other closure and removal costs.

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

Other property and investments are stated principally at cost. The Company maintains an allowance for doubtful accounts receivable, which totaled $3.4 million and $3.7 million at December 31, 1997 and 1996, respectively. Fuel inventory and materials and supplies inventory are carried on a first-in, first-out or average cost basis. Long-term debt premiums, discounts and issuance expenses are amortized over the life of the related debt using the straight-line method. Any expenses or call premiums associated with the reacquisition of debt obligations are amortized over the remaining life of the original debt using the straight-line method, except that December 31, 1996 balances are being amortized on a three-year accelerated basis (see Note 6a). The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

3.  Short-Term Debt and Revolving Credit Facilities

As of December 31, 1997, the Company's revolving credit facilities totaled $515 million, substantially all of which are long-term agreements supporting its commercial paper borrowings. The Company is required to pay minimal annual commitment fees to maintain its credit facilities. Consistent with management's intent to maintain a portion of its commercial paper on a long-term basis, and as supported by its long-term revolving credit facilities, the Company included in long-term debt $245.9 million and $350 million of commercial paper outstanding as of December 31, 1997 and 1996, respectively. Also, at December 31, 1996, the Company had other short-term debt which totaled $64.9 million. The weighted-average interest rates of these borrowings were 5.85% and 5.41% at December 31, 1997 and 1996, respectively, including commercial paper reclassified as long-term debt.

4.  Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents and short-term debt approximate fair value due to the short maturities of these instruments. The carrying amount of the Company's long-term debt was $2.66 billion and $2.67 billion at December 31, 1997 and 1996, respectively. The estimated fair value of this debt, as obtained from an independent pricing service, was $2.71 billion and $2.67 billion at December 31, 1997 and 1996, respectively. There are inherent limitations in any estimation technique, and these estimates are not necessarily indicative of the amount the Company could realize in current transactions.

External funds have been established, as required by the Nuclear Regulatory Commission, as a mechanism to fund certain costs of nuclear decommissioning (see
Note 2e). These nuclear decommissioning trust funds are invested in U.S. stocks, bonds and cash equivalents. "Nuclear decommissioning trust funds" are presented at amounts that approximate fair value.

5.  Capitalization

In 1994, the Board of Directors of the Company authorized the repurchase of up to 10 million shares of the Company's common stock on the open market. Under this stock repurchase program, the Company purchased approximately 0.7 million shares in both 1997 and 1996, 4.2 million shares in 1995 and 4.4 million shares in 1994. The program was completed in 1997.

As of December 31, 1997, the Company had 20,163,180 shares of authorized but unissued common stock reserved and available for issuance, primarily to satisfy the requirements of the Company's stock plans. The Company intends, however, to meet the requirements of these stock plans with issued and outstanding shares presently held by the Trustee of the Stock Purchase-Savings Plan or with open market purchases of common stock shares, as appropriate.

The Company's mortgage, as supplemented, and charter contain provisions limiting the use of retained earnings for the payment of dividends under certain circumstances. As of December 31, 1997, there were no significant restrictions on the use of retained earnings.

As of December 31, 1997, long-term debt maturities for the years 1998, 1999, 2000 and 2002 are $208 million, $53 million, $197 million and $100 million, respectively. There are no long-term debt maturities in 2001.

6.  Regulatory Matters

a.  Regulatory Assets

As a regulated entity, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS-71). See Note 11c for additional discussion of
SFAS-71. Accordingly, the Company records certain assets resulting from the effects of the ratemaking process, which would not be recorded under generally accepted accounting principles for unregulated entities. At December 31, 1997, the balances of the Company's regulatory assets were as follows (in millions):


Income taxes recoverable through future rates*                     $ 329
Harris Plant deferred costs                                           64
Abandonment costs*                                                    38
Loss on reacquired debt (included in unamortized debt expense)*       42
Deferred fuel                                                         21
Items included in other assets and deferred debits:
      Deferred DOE enrichment facilities-related costs                49
      Deferred hurricane-related costs                                24
      Emission allowance carrying costs*                               8
                                                                   -----
          Total                                                    $ 575
                                                                   =====

* Beginning in 1997, all or certain portions of these regulatory assets are subject to accelerated amortization (see Note 2d).

b.  Retail Rate Matters

A petition was filed in July 1996 by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) with the NCUC, requesting that the NCUC conduct an investigation of the Company's base rates or treat its petition as a complaint against the Company. The petition alleged that the Company's return on equity (which was authorized by the NCUC in the Company's last general rate proceeding in 1988) and earnings are too high. In December 1996, the NCUC issued an order denying CIGFUR's petition and stating that it tentatively found no reasonable grounds to proceed with CIGFUR's petition as a complaint. In January 1997, CIGFUR filed its Comments and Motion for Reconsideration, to which the Company responded. In February 1997, the NCUC issued an order denying CIGFUR's Motion for Reconsideration. CIGFUR filed a Notice of Appeal of the NCUC Order with the North Carolina Court of Appeals. The Company filed its brief in this matter in July 1997, and oral argument was held before the North Carolina Court of Appeals in November 1997. The Company cannot predict the outcome of this matter.

c.  Plant-related Deferred Costs

The Company abandoned efforts to complete Mayo Unit No. 2 in March 1987. The NCUC and SCPSC each allowed the Company to recover the cost of the abandoned unit over a ten-year period without a return on the unamortized balance. In the 1988 rate orders, the Company was ordered to remove from rate base and treat as abandoned plant certain costs related to the Harris Plant. Abandoned plant amortization related to the 1988 rate orders will be completed in 1998 for the North Carolina retail and wholesale jurisdictions and in 1999 for the South Carolina retail jurisdiction.

Amortization of plant abandonment costs is included in depreciation and amortization expense and totaled $30.8 million, $17.6 million and $18.3 million in 1997, 1996 and 1995, respectively. The unamortized balances of plant abandonment costs are reported at the present value of future recoveries of these costs. The associated accretion of the present value was $3.5 million, $26.4 million and $4.3 million in 1997, 1996 and 1995, respectively, and is reported in other income, net. The accretion for 1996 includes a $22.9 million adjustment to the unamortized balance of plant abandonment costs related to the Harris Plant. This adjustment was made to reflect the present value impact of the shorter recovery period resulting from accelerated amortization of this asset (see Note 2d).

7.  Employee Stock Ownership Plan

The Company sponsors the Stock Purchase-Savings Plan (SPSP) for which substantially all full-time employees and certain part-time employees are eligible. The SPSP, which has Company matching and incentive goal features, encourages systematic savings by employees and provides a method of acquiring Company common stock and other diverse investments. The SPSP, as amended in 1989, is an employee stock ownership plan (ESOP) that can enter into acquisition loans to acquire Company common stock to satisfy SPSP common share needs. Qualification as an ESOP did not change the level of benefits received by employees under the SPSP. Common stock acquired with the proceeds of an ESOP loan is held by the SPSP Trustee in a suspense account. The common stock is released from the suspense account and made available for allocation to participants as the ESOP loan is repaid. Such allocations are used to partially meet common stock needs related to participant contributions, Company matching and incentive contributions and/or reinvested dividends. Dividends paid on ESOP suspense shares and on ESOP shares allocated to participants are used to repay ESOP acquisition loans. These dividends are deductible for income tax purposes.

There were 7,536,600 ESOP suspense shares at December 31, 1997, with a fair value of $319.4 million. ESOP shares allocated to plan participants totaled 13,252,988 at December 31, 1997. The Company has a long-term note receivable from the SPSP Trustee related to the purchase of common stock from the Company in 1989. The balance of the note receivable from the SPSP Trustee is included in the determination of unearned ESOP common stock, which reduces common stock equity. ESOP shares that have not been committed to be released to participants' accounts are not considered outstanding for the determination of earnings per common share.

Interest income on the note receivable and dividends on unallocated ESOP shares are not recognized for financial statement purposes.

8.  Postretirement Benefit Plans

The Company has a noncontributory defined benefit retirement (pension) plan for substantially all full-time employees, and funds the pension plan in amounts that comply with contribution limits imposed by law. Pension plan benefits reflect an employee's compensation, years of service and age at retirement.

The components of net periodic pension cost are (in thousands):

                                              1997         1996         1995
                                              ----         ----         ----
Actual return on plan assets           $  (110,346)   $  (76,347)  $ (103,381)
Variance from expected return,
  deferred                                  57,368        27,056       59,425
                                       -----------    ----------   ----------
     Expected return on plan assets        (52,978)      (49,291)     (43,956)
Service cost                                18,643        19,257       16,344
Interest cost on projected benefit
  obligation                                42,468        39,505       35,592
Net amortization                             1,037           466       (3,580)
                                       -----------   -----------   -----------
     Net periodic pension cost         $     9,170   $     9,937   $    4,400
                                       ===========   ===========   ===========



Reconciliations of the funded status of the pension plan at December 31 are (in thousands):

                                                      1997            1996
                                                      ----            ----

Actuarial present value of benefits for services
   rendered to date:
Accumulated benefits based on salaries to date,
including vested benefits of $463.1 million for
   1997 and $415.1 million for 1996                 $ 497,517       $ 452,552
Additional benefits based on estimated future
    salary levels                                     100,643         106,136
                                                    ----------      ----------
     Projected benefit obligation                     598,160         558,688

Fair market value of plan assets, invested
   primarily in equity and fixed-income
   securities                                         768,297         683,508
                                                    ----------      ----------
     Funded status                                    170,137         124,820
Unrecognized prior service costs                       10,916           8,023
Unrecognized actuarial gain                          (212,419)       (155,145)
Unrecognized transition obligation, amortized
   over 18.5 years beginning January 1, 1987              793             899
                                                    ----------      ----------
    Accrued pension costs                           $ (30,573)      $ (21,403)
                                                    ==========      ==========

The weighted-average discount rate used to measure the projected benefit obligation was 7.75% in both 1997 and 1996. The assumed rate of increase in future compensation used to measure the projected benefit obligation was 4.20% in both 1997 and 1996. The expected long-term rate of return on pension plan assets used in determining the net periodic pension cost was 9.25% in both 1997 and 1996 and 9% in 1995.

In   addition  to  pension   benefits,   the   Company   provides   contributory
postretirement benefits (OPEB), including certain health care and life insurance benefits, for substantially all retired employees.

The components of net periodic OPEB cost are (in thousands):

                                             1997         1996        1995
                                             ----         ----        ----
Actual return on plan assets             $   (4,628)  $  (2,656)  $  (2,514)
Variance from expected return,
   deferred                                   2,186         726       1,420
                                        -----------  ----------  ----------
     Expected return on plan assets          (2,442)     (1,930)     (1,094)

Service cost                                  7,988       8,412       7,498
Interest cost on accumulated benefit
     obligation                              11,065      10,629      10,595
Net amortization                              5,889       5,889       5,530
                                         ----------  ----------  ----------
     Net periodic OPEB cost              $   22,500  $   23,000  $   22,529

====================================
Reconciliations of the funded status of the OPEB plans at December 31 are (in thousands):

                                              1997              1996
                                           ---------         ---------
Actuarial present value of benefits
   for services rendered to date:
Current retires                            $  60,588         $  60,534
Active employees eligible to retire           23,009            19,607
Active employees not eligible to retire       97,727            84,346
                                           ---------         ---------
     Accumulated postretirement
     benefit obligation                      181,324           164,487

Fair market value of plan assets,
   invested  primarily in equity and
   fixed-income securities                    33,427            28,799
                                           ---------         ---------
     Funded status                          (147,897)         (135,688)

Unrecognized actuarial gain                  (10,506)          (11,339)
Unrecognized transition obligation,
   amortized over 20 years beginning
   January 1, 1993                            88,336            94,225
                                          ----------         ----------
     Accrued OPEB costs                    $ (70,067)        $ (52,802)
                                           ==========        ==========

The  assumptions  used  to  measure  the  accumulated   postretirement   benefit
obligation are:

                                                      1997            1996
                                                      ----            ----
Weighted-average discount rate                        7.75%           7.75%
Initial medical cost trend rate for
   pre-Medicare benefits                              7.20%           7.70%
Initial medical cost trend rate for
   post-Medicare benefits                             7.00%           7.50%
Ultimate medical cost trend rate                      5.25%           5.25%
Year ultimate medical cost trend rate is achieved      2005            2005

The expected long-term rate of return on plan assets used in determining the net periodic OPEB cost was 9.25% in both 1997 and 1996 and 9% in 1995. Assuming a 1% increase in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic OPEB cost for 1997 would increase by $3.3 million, and the accumulated postretirement benefit obligation at December 31, 1997, would increase by $20.8 million. In general, OPEB costs are paid as claims are incurred and premiums are paid; however, the Company is partially funding retiree health care benefits in a trust created pursuant to
Section 401(h) of the Internal Revenue Code.

9.  Income Taxes

Deferred income taxes are provided for temporary differences between book and tax bases of assets and liabilities. Income taxes are allocated between operating income and other income based on the source of the income that generated the tax. Investment tax credits related to operating income are amortized over the service life of the related property.

Net accumulated deferred income tax liabilities at December 31 are (in thousands):

                                                1997               1996
                                                ----               ----
Accelerated depreciation and property
   cost differences                         $ 1,676,505        $ 1,734,001
Deferred costs, net                              87,829            122,580
Miscellaneous other temporary
   differences, net                                 300                 23
                                            -----------        -----------
      Net accumulated deferred income
       tax liability                        $ 1,764,634        $ 1,856,604
                                            ===========        ===========

Total deferred income tax liabilities were $2.24 billion and $2.30 billion at December 31, 1997, and 1996, respectively. Total deferred income tax assets were $472 million at December 31, 1997, and $439 million at December 31, 1996.

A reconciliation of the Company's effective income tax rate to the statutory federal income tax rate is as follows:

                                            1997         1996         1995
                                            ----         ----         ----
Effective income tax rate                   37.5%        39.5%        39.2%
State income taxes, net of federal
   income tax benefit                       (4.9)        (4.9)        (5.0)
Investment tax credit amortization           1.7          1.6          1.6
Other differences, net                       0.7         (1.2)        (0.8)

      Statutory federal income tax rate     35.0%        35.0%        35.0%



The provisions for income tax expense are comprised of (in thousands):

                                            1997           1996           1995
                                            ----           ----           ----
Included in Operating Expenses
Income tax expense (credit)
Current   - federal                   $  272,570     $  132,570      $ 143,440
                 state                    59,308         29,380         41,826
Deferred -  federal                      (59,618)        97,303         75,442
                  state                   (8,980)        20,955          7,860
Investment tax credit                    (10,232)       (10,445)        (9,344)
                                      ----------     ----------      ---------
   Subtotal                              253,048        269,763        259,224
                                      ----------     ----------      ---------
Harris Plant deferred costs
Investment tax credit                       (151)          (286)          (297)
                                      ----------     ----------      ---------

   Total included in operating
      expenses                           252,897        269,477        258,927
                                      ----------     ----------      ---------
Included in Other Income
Income tax expense (credit)
Current   - federal                      (14,520)       (22,382)       (20,669)
                 state                    (2,561)        (4,025)        (4,251)
Deferred - federal                        (1,766)        10,286          5,254
                 state                      (485)         2,274          1,125
                                      ----------     ----------      ---------

   Total included in other income        (19,332)       (13,847)       (18,541)
                                     -----------       --------       --------
      Total income tax expense         $ 233,565      $ 255,630      $ 240,386
                                     ===========     ==========     ==========

10.  Joint Ownership of Generating Facilities

Power Agency holds undivided ownership interests in certain generating facilities of the Company. The Company and Power Agency are entitled to shares of the generating capability and output of each unit equal to their respective ownership interests. Each also pays its ownership share of additional construction costs, fuel inventory purchases and operating expenses. The Company's share of expenses for the jointly owned units is included in the appropriate expense category.

The Company's share of the jointly owned generating facilities is listed below with related information as of December 31, 1997 (dollars in millions):

                                Company
                    Megawatt    Ownership Plant       Accumulate    Under
Facility            Capability  Interest  Investment  Depreciation  Construction
--------            ----------  --------- ----------  ------------  ------------
Mayo Plant               745      83.83%   $   450     $  180       $    1
Harris Plant             860      83.83%   $ 3,014     $  933       $   16
Brunswick Plant        1,521      81.67%   $ 1,420     $  910       $    4
Roxboro Unit No. 4       700      87.06%   $   231     $  104       $    4

In the table above, plant investment and accumulated depreciation, which includes accumulated nuclear decommissioning, are not reduced by the regulatory disallowances related to the Harris Plant.

11.  Commitments and Contingencies

a.  Purchased Power

Pursuant to the terms of the 1981 Power Coordination Agreement, as amended, between the Company and Power Agency, the Company is obligated to purchase a percentage of Power Agency's ownership capacity of, and energy from, the Mayo and Harris Plants. For Mayo, the buyback period ended in 1997. In 1993, the Company and Power Agency entered into an agreement to restructure portions of their contracts covering power supplies and interests in jointly owned units. Under the terms of the 1993 agreement, the Company increased the amount of capacity and energy purchased from Power Agency's ownership interest in the Harris Plant, and the buyback period was extended six years through 2007. The estimated minimum annual payments for these purchases, which reflect capital-related capacity costs, total approximately $26 million. Contractual purchases from the Mayo and Harris plants totaled $36.2 million, $36.7 million and $39.4 million for 1997, 1996 and 1995, respectively. In 1987, the NCUC ordered the Company to reflect the recovery of the capacity portion of these costs on a levelized basis over the original 15-year buyback period, thereby deferring for future recovery the difference between such costs and amounts collected through rates. In 1988, the SCPSC ordered similar treatment, but with a 10-year levelization period. At December 31, 1997, and 1996, the Company had deferred purchased capacity costs, including carrying costs accrued on the deferred balances, of $63.7 million and $69.7 million, respectively. Increased purchases (which are not being deferred for future recovery) resulting from the 1993 agreement with Power Agency were approximately $17 million, $13 million and $10 million for 1997, 1996 and 1995, respectively.

The Company has two long-term agreements for the purchase of power and related transmission services from other utilities. The first agreement provides for the purchase of 250 megawatts of capacity through 2009 from Indiana Michigan Power Company's Rockport Unit No. 2 (Rockport). The second agreement is with Duke Energy (Duke) for the purchase of 400 megawatts of firm capacity through mid-1999. The estimated minimum annual payments for power purchases under these agreements are approximately $31 million for Rockport and $48 million for Duke, representing capital-related capacity costs. Total purchases (including transmission use charges) under the Rockport agreement amounted to $61.9 million, $60.9 million and $61.8 million for 1997, 1996 and 1995, respectively. Total purchases (including transmission use charges) under the agreement with Duke amounted to $69.5 million, $65.4 million and $63.8 million for 1997, 1996 and 1995, respectively.

b.  Insurance

The Company is a member of Nuclear Electric Insurance Limited (NEIL), which provides primary and excess insurance coverage against property damage to members' nuclear generating facilities. Under the primary program, the Company is insured for $500 million at each of its nuclear plants. In addition to primary coverage, NEIL also provides decontamination, premature decommissioning and excess property insurance with limits of $1.4 billion on the Brunswick Plant, $2 billion on the Harris Plant and $800 million on the Robinson Plant.

Insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at nuclear generating units is also provided through membership in NEIL. The Company is insured thereunder for six weeks (beginning 17 weeks after the outage begins) in the amount of $3.5 million per week. For accidental outages extending beyond 23 weeks, the Company is covered for the next 52 weeks in weekly amounts of $1.5 million at Brunswick Unit No. 1, $1.45 million at Brunswick Unit No. 2, $1.59 million at the Harris Plant and $1.34 million at Robinson Unit No. 2. An additional 104 weeks of coverage is provided at 80% of the above weekly amounts. For the current policy period, the Company is subject to retrospective premium assessments of up to approximately $15.5 million with respect to the primary coverage, $20 million with respect to the decontamination, decommissioning and excess property coverage and $6.1 million for the incremental replacement power costs coverage, in the event covered expenses at insured facilities exceed premiums, reserves, reinsurance and other NEIL resources. These resources at present total more than $3.9 billion. Pursuant to regulations of the Nuclear Regulatory Commission, the Company's property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident and, second, to decontamination costs, before any proceeds can be used for decommissioning, plant repair or restoration. The Company is responsible to the extent losses may exceed limits of the coverage described above. Power Agency would be responsible for its ownership share of such losses and for certain retrospective premium assessments on jointly owned nuclear units.

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

c.  Applicability of SFAS-71

The Company's ability to continue to meet the criteria for application of SFAS-71 (see Note 6a) may be affected in the future by competitive forces, deregulation and restructuring in the electric utility industry. In the event that SFAS-71 no longer applied to a separable portion of the Company's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of electric utility plant assets as determined pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

d.  Claims and Uncertainties

1. The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

    Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under various federal and state laws. There are several manufactured gas plant (MGP) sites to which the Company and certain entities that were later merged into the Company had some connection. In this regard, the Company, along with others, is participating in a cooperative effort with the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM) to establish a uniform framework for addressing these MGP sites. The investigation and remediation of specific MGP sites will be addressed pursuant to one or more Administrative Orders on Consent between the DWM and the potentially responsible party or parties. The Company continues to investigate the identities of parties connected to individual MGP sites, the relative relationships of the Company and other parties to those sites and the degree to which the Company will undertake efforts with others at individual sites.

    The Company has been notified by regulators of its involvement or potential involvement in several sites, other than MGP sites, that require remedial action. Although the Company cannot predict the outcome of these matters, it does not expect costs associated with these sites to be material to the results of operations of the Company.

    The Company carries a liability for the estimated costs associated with remedial activities, except for MGP site remediation costs. This liability is not material to the financial position of the Company. The MGP site remediation costs are not currently determinable; however, the Company does not expect those costs to be material to the financial position of the Company.

2. As required under the Nuclear Waste Policy Act of 1982, the Company entered into a contract with the U.S. Department of Energy (DOE) under which the DOE agreed to dispose of the Company's spent nuclear fuel by January 31, 1998. The DOE defaulted on its January 31, 1998 obligation to begin taking spent nuclear fuel, and a group of utilities, including the Company, is considering measures to force the DOE to take spent nuclear fuel or to pay damages from monies other than the Nuclear Waste Fund. The Company cannot predict the outcome of this matter.

    With certain modifications, the Company's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent nuclear fuel generated on the Company's system through the expiration of the current operating licenses for all of the Company's nuclear generating units. Subsequent to the expiration of these licenses, dry storage may be necessary.

3. In the opinion of management, liabilities, if any, arising under other pending claims would not have a material effect on the financial position, results of operations or cash flows of the Company.


                                            CAROLINA POWER & LIGHT COMPANY

                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                             Year Ended December 31, 1997

-----------------------------------------------------------------------------------------------------------------------
           COLUMN A                 COLUMN B                  COLUMN C                  COLUMN D         COLUMN E
-----------------------------------------------------------------------------------------------------------------------

                                                             Additions

                                                 -----------------------------------
                                   Balance at          (1)               (2)           Deductions       Balance at
                                   Beginning         Charged to      Charged to           from           Close of
          Description              of Period          Income       Other Accounts       Reserves          Period
-----------------------------------------------------------------------------------------------------------------------

Reserves deducted from
 related assets on the
 balance sheet:
  Uncollectible accounts         $      3,689,783 $      6,296,392 $       -0-       $      6,619,814 $       3,366,361
                                  ===============  ===============   ===============  ===============  ================

Reserves other than those
deducted from assets on
the balance sheet:
   Injuries and damages          $      1,277,888 $        714,353 $       -0-       $        672,577 $       1,319,664
                                  ===============  ===============   ===============  ===============  ================

   Reserve for possible coal
    mine investment losses       $      7,625,008 $      -0-       $       -0-       $        119,014 $       7,505,994
                                  ===============  ===============   ===============  ===============  ================

   Reserve for employee
    retirement and
    compensation plans           $    107,569,407 $     39,690,015 $       -0-       $      5,026,451 $     142,232,971
                                  ===============  ===============   ===============  ===============  ================

   Reserve for environmental
     investigation and
     remediation costs           $      1,815,909 $      -0-       $       -0-       $      -0-       $       1,815,909
                                  ===============  ===============   ===============  ===============  ================




                                             CAROLINA POWER & LIGHT COMPANY

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              Year Ended December 31, 1996

--------------------------------------------------------------------------------------------------------------------------
           COLUMN A                 COLUMN B                   COLUMN C                   COLUMN D          COLUMN E
--------------------------------------------------------------------------------------------------------------------------

                                                               Additions

                                                  ------------------------------------
                                   Balance at            (1)               (2)           Deductions        Balance at
                                    Beginning        Charged to        Charged to           from            Close of
          Description               of Period          Income        Other Accounts       Reserves           Period
--------------------------------------------------------------------------------------------------------------------------

Reserves deducted from
 related assets on the
 balance sheet:
  Uncollectible accounts        $       2,323,808 $       8,525,513 $       -0-       $       7,159,538 $       3,689,783
                                  ================  ================  ================  ================   ===============
Reserves other than those
deducted from assets on
the balance sheet:
   Injuries and damages         $       1,270,881 $       1,033,504 $       -0-       $       1,026,497 $       1,277,888
                                  ================  ================  ================  ================   ===============

   Reserve for possible coal
    mine investment losses      $       7,797,250 $       -0-       $       -0-       $         172,242 $       7,625,008
                                  ================  ================  ================  ================   ===============

   Reserve for employee
    retirement and
    compensation plans          $      91,779,866 $      41,816,846 $       -0-       $      26,027,305 $     107,569,407
                                  ================  ================  ================  ================   ===============

   Reserve for environmental
     investigation and
     remediation costs          $       1,906,730 $       -0-       $       -0-       $          90,821 $       1,815,909
                                  ================  ================  ================  ================   ===============




                                              CAROLINA POWER & LIGHT COMPANY

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               Year Ended December 31, 1995

---------------------------------------------------------------------------------------------------------------------------
           COLUMN A                 COLUMN B                   COLUMN C                   COLUMN D           COLUMN E
---------------------------------------------------------------------------------------------------------------------------

                                                               Additions

                                                  ------------------------------------
                                   Balance at            (1)               (2)           Deductions         Balance at
                                    Beginning        Charged to        Charged to           from             Close of
          Description               of Period          Income        Other Accounts       Reserves            Period
---------------------------------------------------------------------------------------------------------------------------

 Reserves deducted from
 related assets on the
 balance sheet:
  Uncollectible accounts        $       2,520,785 $       4,622,288 $       -0-       $       4,819,265 $        2,323,808
                                  ===============  ================   ===============   ===============   ================

Reserves other than those
deducted from assets on
the balance sheet:
   Injuries and damages         $       2,212,161 $         566,718 $       -0-       $       1,507,998 $        1,270,881
                                  ===============  ================   ===============   ===============   ================

   Reserve for possible coal
    mine investment losses      $       8,004,970 $       -0-       $       -0-       $         207,720 $        7,797,250
                                  ===============  ================   ===============   ===============   ================

   Reserve for employee
    retirement and
    compensation plans          $      88,015,413 $      36,288,787 $       -0-       $      32,524,334 $       91,779,866
                                  ===============  ================   ===============   ===============   ================

   Reserve for environmental
     investigation and
     remediation costs          $       1,976,716 $       -0-       $       -0-       $          69,986 $        1,906,730
                                  ===============  ================   ===============   ===============  =================

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------    FINANCIAL DISCLOSURE
           ---------------------------------------------------------------
          NONE

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------
         a) Information on the Company's directors is set forth in the Company's 1998 definitive proxy statement dated March 30, 1998, and incorporated by reference herein.

         b) Information on the Company's executive officers is set forth in Part I and incorporated by reference herein.


ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------
          Information on executive compensation is set forth in the Company's 1998 definitive proxy statement dated March 30, 1998, and incorporated by reference herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------   --------------------------------------------------------------
         a) The Company knows of no person who is a beneficial owner of more than five (5%) percent of any class of the Company's voting securities except for Wachovia Bank of North Carolina, N.A., Post Office Box 3099, Winston-Salem, North Carolina 27102 which as of December 31, 1997, owned 8,098,921 shares of Common Stock (5.3% of Class) as Trustee of the Company's Stock Purchase-Savings Plan.

         b) Information on security ownership of the Company's management is set forth in the Company's 1998 definitive proxy statement dated March 30, 1998, and incorporated by reference herein.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------
          Information on certain relationships and related transactions is set forth in the Company's 1998 definitive proxy statement dated March 30, 1998, and incorporated by reference herein.

                                     PART IV

ITEM 14.   EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------   ON FORM 8-K.
           -----------------------------------------------------------------
          a) The following documents are filed as part of the report:

                1.   Consolidated Financial Statements Filed:
                       See ITEM 8 - Consolidated Financial Statements and Supplementary Data.

                2.   Consolidated Financial Statement Schedules Filed:
                       See ITEM 8 - Consolidated Financial Statements and Supplementary Data

                3.   Exhibits Filed:
                     ---------------
                           See EXHIBIT INDEX (page 74)


          b) Reports on Form 8-K filed during or with respect to the last quarter of 1997 and the portion of the first quarter of 1998 prior to the filing of this Form 10-K:

                     NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1998.

                                                  CAROLINA POWER & LIGHT COMPANY
                                                  ------------------------------
                                                  (Registrant)
                                                  By:  /s/ Glenn E. Harder
                                                  ------------------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                               Title                          Date
---------                               -----                          ----
/s/ William Cavanaugh III               Principal Executive           3/18/98
-------------------------------
(William Cavanaugh III,                 Officer and Director
President and Chief Executive
Officer)


/s/ Glenn E. Harder                     Principal Financial           3/18/98
-------------------------------
(Glenn E. Harder                        Officer
Executive Vice President and
Chief Financial Officer)


/s/ Bonnie V. Hancock                   Principal Accounting          3/18/98
-------------------------------
(Bonnie V. Hancock                      Officer
Vice President and Controller)


/s/ Sherwood H. Smith, Jr.              Director                      3/18/98
-------------------------------
(Sherwood H. Smith, Jr., Chairman)


/s/ Leslie M. Baker, Jr.                Director                      3/18/98
-------------------------------
(Leslie M. Baker, Jr)


/s/ Edwin B. Borden                     Director                      3/18/98
-------------------------------
(Edwin B. Borden)


/s/ Felton J. Capel                     Director                      3/18/98
-------------------------------
(Felton J. Capel)

/s/ Charles W. Coker                    Director                      3/18/98
-------------------------------
(Charles W. Coker)


/s/ Richard L. Daugherty                Director                      3/18/98
-------------------------------
(Richard L. Daugherty)


/s/ Walter Y. Elisha                    Director
-------------------------------
Walter Y. Elisha


/s/ Robert L. Jones                     Director
-------------------------------
(Robert L. Jones)


/s/ Estell C. Lee                       Director                      3/18/98
-------------------------------
(Estell C. Lee)


/s/ William O. McCoy                    Director                      3/18/98
-------------------------------
(William O. McCoy)


/s/ J. Tylee Wilson                     Director                      3/18/98
-------------------------------
(J. Tylee Wilson)


                                  EXHIBIT INDEX


         Exhibit Number            Description

         *3a(1)                    Restated  Charter of the Company,  as amended
                                   May 10,  1996  (filed as Exhibit  No. 3(i) to
                                   quarterly   report   on  Form  10-Q  for  the
                                   quarterly  period ended June 30,  1995,  File
                                   No. 1-3382).

         *3a(2)                    Restated  Charter of  Carolina  Power & Light
                                   Company as amended on May 10,  1996 (filed as
                                   Exhibit 3(i) to quarterly report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-3382).

         *3b(1)                    By-laws of the  Company,  as amended  May 10,
                                   1996 (filed as Exhibit No. 3(ii) to quarterly report on Form 10-Q for the quarterly period ended June 30, 1995, File No. 1-3382).

         *3b(2) By-Laws of Carolina Power & Light Company as amended on September 18, 1996 (filed as
                                   Exhibit  3(ii) to  quarterly  report  on Form
                                   10-Q for the quarterly period ended June 30, 1997, File No.1-3382).

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

         *4b                       Mortgage and Deed of Trust dated as of May 1,
                                   1940  between the Company and The Bank of New
                                   York  (formerly,  Irving  Trust  Company) and
                                   Frederick   G.   Herbst   (W.T.   Cunningham,
                                   Successor),  Trustees  and the First  through
                                   Fifth    Supplemental    Indentures   thereto
                                   (Exhibit  2(b),  File No.  2-64189);  and the
                                   Sixth   through   Sixty-fourth   Supplemental
                                   Indentures (Exhibit 2(b)-5, File No. 2-16210;
                                   Exhibit  2(b)-6,  File No.  2-16210;  Exhibit
                                   4(b)-8,  File No.  2-19118;  Exhibit  4(b)-2,
                                   File No. 2-22439;  Exhibit  4(b)-2,  File No.
                                   2-24624;  Exhibit  2(c),  File  No.  2-27297;
                                   Exhibit 2(c), File No. 2-30172; Exhibit 2(c),
                                   File  No.  2-35694;


                                   Exhibit 2(c), File No. 2-37505; Exhibit 2(c),
                                   File  No.  2-39002;  Exhibit  2(c),  File No.
                                   2-41738;  Exhibit  2(c),  File  No.  2-43439;
                                   Exhibit 2(c), File No. 2-47751; Exhibit 2(c),
                                   File  No.  2-49347;  Exhibit  2(c),  File No.
                                   2-53113;  Exhibit  2(d),  File  No.  2-53113;
                                   Exhibit 2(c), File No. 2-59511; Exhibit 2(c),
                                   File  No.  2-61611;  Exhibit  2(d),  File No.
                                   2-64189;  Exhibit  2(c),  File  No.  2-65514;
                                   Exhibits  2(c) and  2(d),  File No.  2-66851;
                                   Exhibits 4(b)-1, 4(b)-2, and 4(b)-3, File No.
                                   2-81299; Exhibits 4(c)-1 through 4(c)-8, File
                                   No. 2-95505; Exhibits 4(b) through 4(h), File
                                   No.  33-25560;  Exhibits 4(b) and 4(c),  File
                                   No.  33-33431;  Exhibits 4(b) and 4(c),  File
                                   No.  33-38298;  Exhibits 4(h) and 4(i),  File
                                   No.  33-42869;  Exhibits  4(e)-(g),  File No.
                                   33-48607;  Exhibits  4(e) and 4(f),  File No.
                                   33-55060;  Exhibits  4(e) and 4(f),  File No.
                                   33-60014;  Exhibits  4(a) and 4(b),  File No.
                                   33-38349;  Exhibit 4(e),  File No.  33-50597;
                                   Exhibit  4(e) and 4(f),  File No.  33-57835);
                                   and Exhibit to Current Report on Form 8-K dated August 28, 1997, File No. 1-3382.)

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


         *10a(5)                   Agreement Regarding New Resources and Interim
                                   Capacity   between  Carolina  Power  &  Light
                                   Company and North Carolina Eastern  Municipal
                                   Power Agency dated  13, 1987 (filed as
                                   Exhibit 10(e), File No. 33-25560).


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


         +*10b(1)                  Directors    Deferred    Compensation    Plan
                                   effective  January 1, 1982 as amended  (filed
                                   as Exhibit 10(g), File No. 33-25560).

         +*10b(2)                  Supplemental    Executive   Retirement   Plan
                                   effective  January 1, 1984  (filed as Exhibit
                                   10(h), File No. 33-25560).

         +*10b(3) Retirement Plan for Outside Directors (filed as Exhibit 10) (I), File No. 33-25560).

         +*10b(4)                  Executive    Deferred    Compensation    Plan
                                   effective  May 1, 1982 as  amended  (filed as
                                   Exhibit 10(j), File No. 33-25560).

         +*10b(5)                  Key  Management  Deferred  Compensation  Plan
                                   (filed as Exhibit 10(k), File No. 33-25560).

         +*10b(6)                  Resolutions of the Board of Directors,  dated
                                   March 15, 1989,  amending the Key  Management
                                   Deferred  Compensation Plan (filed as Exhibit
                                   10(a), File No. 33-48607).

         +*10b(7)                  Resolutions  of the Board of Directors  dated
                                   May 8, 1991,  amending the Directors Deferred
                                   Compensation  Plan  (filed as Exhibit  10(b),
                                   File No. 33-48607).

         +*10b(8)                  Resolutions  of the Board of Directors  dated
                                   May 8, 1991,  amending the Executive Deferred
                                   Compensation  Plan  (filed as Exhibit  10(c),
                                   File No. 33-48607).

         +*10b(9) 1997 Equity Incentive Plan, approved by the company's shareholders May 7, 1997, effective as of January 1, 1997 (filed as Appendix A to the Company's 1997 Proxy Statement, File No.
                                   1-03382).

         +*10b(10)                 Performance Share Sub-Plan of the 1997 Equity
                                   Incentive  Plan,  adopted  by the  personnel,
                                   Executive    Development   and   compensation
                                   committee  of the Board of  Directors,  March
                                   19, 1997, subject to shareholder  approval of
                                   the 1997  Equity  Incentive  Plan,  which was
                                   obtained  on May 7,  1997,  (filed as Exhibit
                                   10(b), File No. 1-03382).

         +10b(11)                  Resolutions of Board of Directors  dated July
                                   9, 1997,  amending the Deferred  Compensation
                                   Plan for Key Management Employees of Carolina
                                   Power & Light Company.


         +10b(12)                  Resolutions of Board of Directors  dated July
                                   9, 1997, amending the Supplemental  Executive
                                   Retirement  Plan  of  Carolina  Power & Light
                                   Company.

         +10b(13)                  Amended  Management  Incentive   Compensation
                                   Program of Carolina Power & Light Company, as
                                   amended December 10, 1997.

         +10b(14)                  Carolina  Power & Light  Company  Restoration
                                   Retirement Plan, effective January 1, 1998.

         +10b(15)                  Carolina  Power & Light Company  Non-Employee
                                   Director Stock Unit Plan,  effective  January
                                   1, 1998.

         +10b(16)                  Employment Agreement dated September 1, 1992,
                                   by  and   between  the  Company  and  William
                                   Cavanaugh III.

         +10b(17) Employment Agreement dated April 1, 1993, by and between the Company and William S. Orser.

         +10b(18)                  Employment  Arrangement  dated  September 27,
                                   1994 by and  between the Company and Glenn E.
                                   Harder.

         +10b(19)                  Personal  Services  Agreement dated September
                                   18, 1996, by and between the Company and Sherwood H. Smith, Jr.

         +10b(20)                  Employment  Agreement  dated June 2, 1997, by
                                   and   between   the  Company  and  Robert  B.
                                   McGehee.

         +10b(21)                  Employment   Agreement  dated  September  24,
                                   1997,  by and between the Company and John E.
                                   Manczak.

         12                        Computation  of  Ratio of  Earnings  to Fixed
                                   Charges and Preferred  Dividends Combined and
                                   Ratio of Earnings to Fixed Charges.

         23(a)                     Consent of Deloitte & Touche LLP.

         23(b)                     Consent of William D. Johnson.

         27                        Financial Data Schedule


*Incorporated herein by reference as indicated.
+Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14 (c) of Form 10-K.
