Form 10-Q
period 1998-03-31
CAROLINA POWER & LIGHT CO
filed 1998-05-15
CIK 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

       [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

           [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                          Commission file number 1-3382

                         CAROLINA POWER & LIGHT COMPANY
             (Exact name of registrant as specified in its charter)

         North Carolina                               56-0165465
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


     411 Fayetteville Street, Raleigh, North Carolina    27601-1748
         (Address of principal executive offices)        (Zip Code)


                                          919-546-6111
                      (Registrant's telephone number, including area code)
                                              NONE

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (Without Par Value) shares outstanding at April 30, 1998: 151,340,394.

 SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

 The matters discussed throughout this Form 10-Q that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

 Examples of  forward-looking  statements  discussed in this Form 10-Q,  PART 1,
 ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", include, but are not limited to, statements under the heading "Other Matters" about the effect of deregulation and the outcome of the Year 2000 compliance.

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