Form 10-Q
period 1998-06-30
CAROLINA POWER & LIGHT CO
filed 1998-08-12
CIK 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

    [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

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

                                 North Carolina
                                 --------------
         (State or other jurisdiction of incorporation or organization)

                                   56-0165465
                                   ----------
                      (I.R.S. Employer Identification No.)

         411 Fayetteville Street, Raleigh, North Carolina   27601-1748
         ------------------------------------------------   ----------
             (Address of principal executive offices)       (Zip Code)


                                  919-546-6111
                                  ------------
              (Registrant's telephone number, including area code)

                                      NONE
                                      ----
(Former  name,  former  address and former  fiscal year,  if changed  since last report)

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (Without Par Value) shares outstanding at July 31, 1998: 151,330,894.

         SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
         ------------------------------------------

         The matters discussed throughout this Form 10-Q that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

         Examples of  forward-looking  statements  discussed  in this Form 10-Q,
         PART 1, ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", include, but are not limited to, statements under the heading "Other Matters" concerning the effects of deregulation and the outcome of the Company's Year 2000 Project.

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

                          PART I. FINANCIAL INFORMATION


Item 1.          Financial Statements
-------          --------------------

       ---------------------------------------------------------------------------------------------------------------------------


                         Carolina Power & Light Company
                  (ORGANIZED UNDER THE LAWS OF NORTH CAROLINA)


                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1998

       ---------------------------------------------------------------------------------------------------------------------------

         STATEMENTS OF INCOME
                                                         Three Months Ended       Six Months Ended           Twelve Months Ended
                                                               June 30                  June 30                    June 30
(In thousands except per share amounts)             1998          1997          1998          1997          1998          1997
-------------------------------------------    ---------     ---------   -----------   -----------   -----------   -----------
Operating Revenues ........................  $   736,151   $   666,023   $ 1,488,447   $ 1,382,107   $ 3,130,429   $ 2,908,270
-------------------------------------------    ---------     ---------   -----------   -----------   -----------   -----------
Operating Expenses
  Fuel ....................................      135,903       118,982       279,705       252,250       561,724       516,779
  Purchased power .........................      102,711        92,545       188,052       174,164       401,184       375,041
  Other operation and maintenance .........      165,607       185,846       322,400       341,809       642,058       729,186
  Depreciation and amortization ...........      123,597       120,128       245,610       239,000       488,259       440,041
  Taxes other than on income ..............       34,571        33,519        69,451        68,525       140,404       136,348
  Income tax expense ......................       58,231        21,836       127,832        82,865       298,015       208,361
  Harris Plant deferred costs, net ........        2,028         6,179         3,807        13,744        14,358        28,070
-------------------------------------------    ---------     ---------   -----------   -----------   -----------   -----------
      Total Operating Expenses ............      622,648       579,035     1,236,857     1,172,357     2,546,002     2,433,826
-------------------------------------------    ---------     ---------   -----------   -----------   -----------   -----------
Operating Income ..........................      113,503        86,988       251,590       209,750       584,427       474,444
-------------------------------------------    ---------     ---------   -----------   -----------   -----------   -----------
Other Income (Expense)
  Allowance for equity funds used during
                               construction            3            55             6           116          (110)       (2,096)
  Income tax benefit ......................       11,695         2,039        22,213         5,125        36,420        10,141
  Harris Plant carrying costs .............          954         1,195         1,920         2,503         4,043         5,444
  Interest income .........................        1,037        10,516         4,474        12,185        10,624        14,073
  Other income, net .......................      (16,493)       (2,486)      (38,912)       (4,478)      (53,709)       20,863
-------------------------------------------    ---------     ---------   -----------   -----------   -----------   -----------
      Total Other Income (Expense) ........       (2,804)       11,319       (10,299)       15,451        (2,732)       48,425
-------------------------------------------    ---------     ---------   -----------   -----------   -----------   -----------
Income Before Interest Charges ............      110,699        98,307       241,291       225,201       581,695       522,869
-------------------------------------------    ---------     ---------   -----------   -----------   -----------   -----------
Interest Charges
  Long-term debt ..........................       43,998        40,438        86,820        81,148       169,140       165,740
  Other interest charges ..................        2,719         4,905         5,330        10,317        13,755        17,567
  Allowance for borrowed funds used during
                              construction        (1,487)       (1,325)       (2,898)       (2,815)       (5,005)       (7,264)
-------------------------------------------    ---------     ---------   -----------   -----------   -----------   -----------
      Net Interest Charges ................       45,230        44,018        89,252        88,650       177,890       176,043
-------------------------------------------    ---------     ---------   -----------   -----------   -----------   -----------
Net Income ................................       65,469        54,289       152,039       136,551       403,805       346,826
Preferred Stock Dividend Requirements .....         (741)         (741)       (1,483)       (3,143)       (4,391)       (7,948)
-------------------------------------------    ---------     ---------   -----------   -----------   -----------   -----------
Earnings for Common Stock .................  $    64,728   $    53,548   $   150,556   $   133,408   $   399,414   $   338,878
-------------------------------------------    ---------     ---------   -----------   -----------   -----------   -----------
Average Common Shares Outstanding .........      143,892       143,475       143,829       143,485       143,816       143,506
Basic and Diluted Earnings per Common Share  $      0.45   $      0.37   $      1.05   $      0.93   $      2.78   $      2.36
Dividends Declared per Common Share .......  $     0.485   $     0.470   $     0.970   $     0.940   $     1.925   $     1.865

-------------------------------------------------------------------------------------------------------------------------
See Supplemental Data and Notes to Consolidated Interim Financial Statements.

     Carolina Power & Light Company
     BALANCE SHEETS
                                                                 June 30             December 31
(In thousands) ......................................      1998           1997           1997
-----------------------------------------------------  ------------   ------------   ------------
                                  ASSETS
Electric Utility Plant
  Electric utility plant in service .................  $ 10,199,995   $  9,968,079   $ 10,113,334
  Accumulated depreciation ..........................    (4,358,703)    (3,966,186)    (4,181,417)
-----------------------------------------------------  ------------   ------------   ------------
         Electric utility plant in service, net .....     5,841,292      6,001,893      5,931,917
  Held for future use ...............................        11,886         14,176         12,255
  Construction work in progress .....................       196,555        127,692        158,347
  Nuclear fuel, net of amortization .................       218,506        200,359        190,991
-----------------------------------------------------  ------------   ------------   ------------
         Total Electric Utility Plant, Net ..........     6,268,239      6,344,120      6,293,510
-----------------------------------------------------  ------------   ------------   ------------
Current Assets
  Cash and cash equivalents .........................        40,336         20,386         14,426
  Accounts receivable ...............................       484,812        343,669        406,872
  Fuel ..............................................        88,595         62,120         47,551
  Materials and supplies ............................       143,707        127,039        136,253
  Deferred fuel cost (credit) .......................        25,914         (5,102)        20,630
  Prepayments .......................................        52,182         54,197         62,040
  Other current assets ..............................        18,881         40,271         47,034
-----------------------------------------------------  ------------   ------------   ------------
         Total Current Assets .......................       854,427        642,580        734,806
-----------------------------------------------------  ------------   ------------   ------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates .....       302,904        356,700        328,818
  Abandonment costs .................................        24,397         52,345         38,557
  Harris Plant deferred costs .......................        61,839         72,156         63,727
  Unamortized debt expense ..........................        37,712         59,205         48,407
  Nuclear decommissioning trust funds ...............       286,301        168,731        245,523
  Miscellaneous other property and investments ......       253,380        212,417        256,291
  Other assets and deferred debits ..................       293,946        222,331        211,089
-----------------------------------------------------  ------------   ------------   ------------
         Total Deferred Debits and Other Assets .....     1,260,479      1,143,885      1,192,412
-----------------------------------------------------  ------------   ------------   ------------
            Total Assets ............................  $  8,383,145   $  8,130,585   $  8,220,728
-----------------------------------------------------  ------------   ------------   ------------
                      CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock equity ...............................  $  2,836,285   $  2,705,823   $  2,818,807
  Preferred stock - redemption not required .........        59,376         59,376         59,376
  Long-term debt, net ...............................     2,581,325      2,525,808      2,415,656
-----------------------------------------------------  ------------   ------------   ------------
         Total Capitalization .......................     5,476,986      5,291,007      5,293,839
-----------------------------------------------------  ------------   ------------   ------------
Current Liabilities
  Current portion of long-term debt .................       168,075         43,436        207,979
  Current portion of preferred stock ................             -         84,425              -
  Short-term debt ...................................             -         93,900              -
  Accounts payable ..................................       277,812        159,563        290,352
  Taxes accrued .....................................        46,431         28,108         13,666
  Interest accrued ..................................        43,034         38,873         43,620
  Dividends declared ................................        72,101         71,727         72,266
  Other current liabilities .........................        99,451         78,494        102,943
-----------------------------------------------------  ------------   ------------   ------------
         Total Current Liabilities ..................       706,904        598,526        730,826
-----------------------------------------------------  ------------   ------------   ------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes .................     1,689,799      1,784,344      1,722,908
  Accumulated deferred investment tax credits .......       216,925        227,145        222,028
  Other liabilities and deferred credits ............       292,531        229,563        251,127
-----------------------------------------------------  ------------   ------------   ------------
         Total Deferred Credits and Other Liabilities     2,199,255      2,241,052      2,196,063
-----------------------------------------------------  ------------   ------------   ------------
Commitments and Contingencies (Notes 2, 3 and 4)
            Total Capitalization and Liabilities ....  $  8,383,145   $  8,130,585   $  8,220,728
-----------------------------------------------------  ------------   ------------   ------------
SCHEDULES OF COMMON STOCK EQUITY
(In thousands)
  Common stock ......................................  $  1,369,636   $  1,370,858   $  1,371,520
  Unearned ESOP common stock ........................      (157,306)      (166,866)      (165,804)
  Capital stock issuance expense ....................          (790)          (790)          (790)
  Retained earnings .................................     1,624,745      1,502,621      1,613,881
-----------------------------------------------------  ------------   ------------   ------------
         Total Common Stock Equity ..................  $  2,836,285   $  2,705,823   $  2,818,807
-----------------------------------------------------  ------------   ------------   ------------
See Supplemental Data and Notes to Consolidated Interim Financial Statements.

Carolina Power & Light Company
STATEMENTS OF CASH FLOWS                                   Three Months Ended       Six Months Ended      Twelve Months Ended
                                                                June 30                 June 30                 June 30
(In thousands)                                              1998        1997       1998         1997       1998        1997
-------------------------------------------------------  ---------   ---------   ---------   ---------   ---------   ---------
Operating Activities
  Net income                                             $  65,469   $  54,289   $ 152,039   $ 136,551   $ 403,805   $ 346,826
  Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation and amortization                        144,886     138,595     290,047     278,953     576,306     497,178
      Harris Plant deferred costs                            1,074       4,984       1,887      11,241      10,315      22,626
      Deferred income taxes                                (13,145)    (15,463)    (36,602)    (41,282)    (61,866)     62,271
      Investment tax credit                                 (2,551)     (2,558)     (5,103)     (5,117)    (10,219)    (10,339)
      Deferred fuel cost (credit)                          (11,862)     (8,851)     (5,284)        763     (31,016)    (12,457)
      Net (increase) decrease in receivables,
           inventories and prepaid expenses               (117,960)    (18,703)   (140,392)    (35,517)   (216,091)    (65,025)
      Net increase  (decrease) in payables and accrued
           expenses                                         50,781     (43,719)     94,011     (67,064)    154,661     (73,080)
      Miscellaneous                                         10,085      (3,998)     (3,046)     19,786      36,361       6,188
-------------------------------------------------------  ---------   ---------   ---------   ---------   ---------   ---------
         Net Cash Provided by Operating Activities         126,777     104,576     347,557     298,314     862,256     774,188
-------------------------------------------------------  ---------   ---------   ---------   ---------   ---------   ---------
Investing Activities
  Gross property additions                                 (94,464)    (64,578)   (171,798)   (140,125)   (353,878)   (339,933)
  Nuclear fuel additions                                   (15,179)    (12,189)    (71,283)    (33,805)    (98,987)    (85,172)
  Contributions to external decommissioning trust           (7,688)     (7,723)    (17,939)    (18,021)    (30,644)    (30,684)
  Contributions to retiree benefit trusts                        -           -           -     (21,096)          -     (21,096)
  Net cash flow of company-owned life insurance
      program                                               (2,797)    136,692      (2,524)    137,529      (1,545)    191,956
  Miscellaneous                                            (20,084)    (12,568)    (40,055)    (20,851)    (73,937)    (32,542)
-------------------------------------------------------  ---------   ---------   ---------   ---------   ---------   ---------
        Net Cash Provided by (Used in) Investing
              Activities                                  (140,212)     39,634    (303,599)    (96,369)   (558,991)   (317,471)
-------------------------------------------------------  ---------   ---------   ---------   ---------   ---------   ---------
Financing Activities
  Proceeds from issuance of long-term debt                   1,001           -       1,001           -     200,076           -
  Net increase (decrease) in short-term debt
    (maturity less than 90 days)                                 -     (55,300)          -      31,676     (93,900)    (57,931)
  Net  increase (decrease) in commercial paper
     classified as long-term debt                          130,270           -     164,400           -      60,300      73,743
  Retirement of long-term debt                             (40,000)          -     (41,476)    (61,427)    (83,459)   (137,762)
  Redemption of preferred stock                                  -           -           -           -     (85,850)          -
  Purchase of Company common stock                               -     (23,418)          -     (23,418)          -     (42,030)
  Dividends paid on common and preferred stock             (70,712)    (70,007)   (141,340)   (139,331)   (279,849)   (274,799)
  Miscellaneous                                               (633)          -        (633)          -        (633)          -
-------------------------------------------------------  ---------   ---------   ---------   ---------   ---------   ---------
        Net Cash  Provided  by  (Used  in)  Financing
            Activities                                      19,926    (148,725)    (18,048)   (192,500)   (283,315)   (438,779)
-------------------------------------------------------  ---------   ---------   ---------   ---------   ---------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents         6,491      (4,515)     25,910       9,445      19,950      17,938

Cash and Cash Equivalents at Beginning of the Period        33,845      24,901      14,426      10,941      20,386       2,448
-------------------------------------------------------  ---------   ---------   ---------   ---------   ---------   ---------
Cash and Cash Equivalents at End of the Period           $  40,336   $  20,386   $  40,336   $  20,386   $  40,336   $  20,386
-------------------------------------------------------  ---------   ---------   ---------   ---------   ---------   ---------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                   $  35,170   $  36,935   $  91,127   $  90,037   $ 172,601   $ 181,038
                              income taxes               $ 120,724   $  96,490   $ 126,794   $  97,294   $ 319,193   $ 198,254


Noncash Activities
In June 1997, Strategic Resource Solutions Corp., a wholly-owned subsidiary, purchased all remaining shares of Knowledge Builders, Inc. (KBI). In connection with the purchase of KBI, the Company issued $20.5 million in common stock and paid $1.9 million in cash.

-----------------------------------------------------------------------------------------------------------------------------------
See Supplemental Data and Notes to Consolidated Interim Financial Statements.

Carolina Power & Light Company
SUPPLEMENTAL  DATA                                       Three Months Ended            Six Months Ended         Twelve Months Ended
                                                              June 30                      June 30                     June 30
                                                             1998         1997         1998         1997         1998         1997
                                                       -----------  -----------  -----------  -----------  -----------  -----------
Operating Revenues (in thousands)
  Residential                                          $   220,677  $   191,479  $   479,813  $   439,862  $ 1,026,786  $   943,351
                                                       -----------  -----------  -----------  -----------  -----------  -----------
  Commercial                                               167,689      150,331      321,229      299,971      669,698      625,934
  Industrial                                               185,951      184,613      352,417      355,505      734,997      734,864
  Government and municipal                                  19,253       17,463       37,873       36,900       78,122       73,267
  Power Agency contract requirements                        24,156       19,627       42,814       28,746       85,387       76,666
  NCEMC                                                     48,435       46,480      104,964      100,700      230,215      210,923
  Other wholesale                                           21,483       18,938       44,975       44,259       92,800       89,828
  Other utilities                                           37,100       23,265       76,789       48,844      157,030       97,812
  Miscellaneous revenue                                     11,407       13,827       27,573       27,320       55,394       55,625
                                                       -----------  -----------  -----------  -----------  -----------  -----------
            Total Operating Revenues                   $   736,151  $   666,023  $ 1,488,447  $ 1,382,107  $ 3,130,429  $ 2,908,270
                                                       -----------  -----------  -----------  -----------  -----------  -----------
Energy Sales (millions of kWh)
  Residential                                                2,868        2,451        6,306        5,719       13,075       11,881
  Commercial                                                 2,640        2,342        4,999        4,629       10,380        9,587
  Industrial                                                 3,904        3,877        7,383        7,392       15,065       14,823
  Government and municipal                                     318          284          632          610        1,316        1,219
  Power Agency contract requirements                           603          460        1,001          840        2,233        1,977
  NCEMC                                                        995          825        1,984        1,772        4,386        3,766
  Other wholesale                                              528          480        1,057        1,047        2,130        2,078
  Other utilities                                            1,321        1,026        3,274        2,185        6,623        4,433
                                                       -----------  -----------  -----------  -----------  -----------  -----------
            Total Energy Sales                              13,177       11,745       26,636       24,194       55,208       49,764
                                                       -----------  -----------  -----------  -----------  -----------  -----------
Energy Supply (millions of kWh)
  Generated -         coal                                   6,779        5,850       13,565       11,260       27,851       24,092
                      nuclear                                5,069        4,743       10,658       10,615       21,733       20,416
                      hydro                                    266          253          641          571          868          931
                      combustion turbines                      140           48          159           50          299           88
  Purchased                                                  1,415        1,367        2,571        2,582        6,307        6,152
                                                       -----------  -----------  -----------  -----------  -----------  -----------
            Total Energy Supply (Company Share)             13,669       12,261       27,594       25,078       57,058       51,679
                                                       -----------  -----------  -----------  -----------  -----------  -----------
Detail of Income Taxes (in thousands)
  Included in Operating Expenses
    Income tax expense (credit) - current              $    73,889  $    41,115  $   168,913  $   129,823  $   370,969  $   166,753
                                  deferred                 (13,107)     (16,721)     (35,978)     (41,841)     (62,735)      51,947
                                  investment tax
                                    credit adjustments      (2,551)      (2,558)      (5,103)      (5,117)     (10,219)     (10,339)
                                                       -----------  -----------  -----------  -----------  -----------  -----------
        Subtotal                                            58,231       21,836      127,832       82,865      298,015      208,361
                                                       -----------  -----------  -----------  -----------  -----------  -----------
    Harris Plant deferred costs - investment tax
                                    credit adjustments           -          (40)           -         (100)         (51)        (237)
            Total Included in Operating Expenses            58,231       21,796      127,832       82,765      297,964      208,124
                                                       -----------  -----------  -----------  -----------  -----------  -----------
  Included in Other Income
    Income tax expense (credit) - current                  (11,657)      (3,297)     (21,589)      (5,684)     (37,289)     (20,465)
                                  deferred                     (38)       1,258         (624)         559          869       10,324
                                                       -----------  -----------  -----------  -----------  -----------  -----------
            Total Included in Other Income                 (11,695)      (2,039)     (22,213)      (5,125)     (36,420)     (10,141)
                                                       -----------  -----------  -----------  -----------  -----------  -----------
               Total Income Tax Expense                $    46,536  $    19,757  $   105,619  $    77,640  $   261,544  $   197,983
                                                       -----------  -----------  -----------  -----------  -----------  -----------

FINANCIAL STATISTICS

Ratio of earnings to fixed charges                                                                              4.39         3.74
Return on average common stock equity                                                                          14.50 %      12.72 %
Book value per common share                                                                                  $ 19.72      $ 18.82
Capitalization ratios
    Common stock equity                                                                                        51.79 %      51.14 %
    Preferred stock - redemption not required                                                                   1.08         1.12
    Long-term debt, net                                                                                        47.13        47.74
                                                                                                           -----------  -----------
            Total                                                                                             100.00 %     100.00 %
                                                                                                           -----------  -----------
-----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Interim Financial Statements.


Carolina Power & Light Company
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.       ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------
         A.       Organization.  Carolina Power & Light Company (the Company) is
                  -------------
                  a public service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina. The Company has no other material segments of business.

         B.       Basis of Presentation.  These  consolidated  interim financial
                  ----------------------
                  statements should be read in conjunction with the Company's consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K. The amounts are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. Due to temperature variations between seasons of the year and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain amounts for 1997 have been reclassified to conform to the 1998 presentation, with no effect on previously reported net income or common stock equity.

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

2.       NUCLEAR DECOMMISSIONING
         -----------------------
         In the Company's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the North Carolina Utilities Commission (NCUC) and the South Carolina Public Service Commission and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdiction, the provisions for nuclear decommissioning costs are based on amounts agreed upon in applicable rate agreements. Based on the site-specific estimates discussed below, and using an assumed after-tax earnings rate of 8.5% and an assumed cost escalation rate of 4%, current levels of rate recovery for nuclear decommissioning costs are adequate to provide for decommissioning of the Company's nuclear facilities.

         The Company's most recent site-specific estimates of decommissioning costs were developed in 1993, using 1993 cost factors, and are based on prompt dismantlement decommissioning, which reflects the cost of removal of all radioactive and other structures currently at the site, with such removal occurring shortly after operating license expiration. These estimates, in 1993 dollars, are $258 million for Robinson Unit No. 2, $235 million for Brunswick Unit No. 1, $221 million for
         Brunswick Unit No. 2 and $284 million for the Harris Plant. The estimates are subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The cost estimates exclude the portion attributable to North Carolina Eastern Municipal Power Agency, which holds an undivided ownership interest in the Brunswick and Harris nuclear generating facilities. Operating licenses for the Company's nuclear units expire in the year 2010 for Robinson Unit No. 2, 2016 for Brunswick Unit No. 1, 2014 for Brunswick Unit No. 2 and 2026 for the Harris Plant.

         The Financial Accounting Standards Board has reached several tentative conclusions with respect to its project regarding accounting practices related to obligations associated with the retirement of long-lived assets (formerly referred to as liabilities for closure and removal of long-lived assets). It is uncertain when the final statement will be issued and what affects it may ultimately have on the Company's accounting for nuclear decommissioning and other retirement costs.

3.       RETAIL RATE MATTERS
         -------------------
         A petition was filed in July 1996 by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) with the NCUC, requesting that the NCUC conduct an investigation of the Company's base rates or treat its petition as a complaint against the Company. The petition alleged that the Company's return on equity (which was authorized by the NCUC in the Company's last general rate proceeding in 1988) and earnings are too high. In December 1996, the NCUC issued an order denying CIGFUR's petition and stating that it tentatively found no reasonable grounds to proceed with CIGFUR's petition as a complaint. In January 1997, CIGFUR filed its Comments and Motion for Reconsideration, to which the Company responded. In February 1997, the NCUC issued an order denying CIGFUR's Motion for Reconsideration. CIGFUR filed a Notice of Appeal of the NCUC Order with the North Carolina Court of Appeals. The Company filed its brief in this matter in July 1997, and oral argument was held before the North Carolina Court of Appeals in November 1997. The Company cannot predict the outcome of this matter.

4.       COMMITMENTS AND CONTINGENCIES
         -----------------------------
         Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 1997, with respect to the commitments discussed in Note 11 of the financial statements included in the Company's 1997 Annual Report on Form 10-K.

         A.       Applicability of SFAS-71.  As a regulated entity,  the Company
                  -------------------------
                  is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS-71). Accordingly, the Company records certain assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under generally accepted accounting principles for unregulated entities. The Company's ability to continue to meet the criteria for application of SFAS-71 may be affected in the future by competitive forces, deregulation and restructuring in the electric utility industry. In the event that SFAS-71 no longer applied to a separable portion of the Company's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of electric utility plant assets as determined pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." At June 30, 1998, the Company's regulatory assets totaled $493 million.

         B.       Claims  and  Uncertainties.  1)  The  Company  is  subject  to
                  ---------------------------
                  federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

                  Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under various federal and state laws. There are several manufactured gas plant (MGP) sites to which the Company and certain entities that were later merged into the Company had some connection. In this regard, the Company, along with others, is participating in a cooperative effort with the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM), which has established a uniform framework to address MGP sites. The investigation and remediation of specific MGP sites will be addressed pursuant to one or more Administrative Orders on Consent (AOC) between the DWM and the potentially responsible party or parties. The Company has signed AOC's to investigate certain sites. The Company continues to investigate the identities of parties connected to individual MGP sites, the relative relationships of the Company and other parties to those sites and the degree to which the Company will undertake efforts with others at individual sites. The Company does not expect these costs to be material to the financial position and results of operations of the Company.

                  The Company has been notified by regulators of its involvement or potential involvement in several sites, other than MGP sites, that may require remedial action. The Company cannot predict the outcome of these matters.

                  The Company carries a liability, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", for the estimated costs associated with certain remedial activities. This liability is not material to the financial position of the Company.

                  2) As required under the Nuclear Waste Policy Act of 1982, the Company entered into a contract with the U.S. Department of Energy (DOE) under which the DOE agreed to dispose of the Company's spent nuclear fuel by January 31, 1998. The DOE defaulted on its January 31, 1998, obligation to begin taking spent nuclear fuel, and a group of utilities, including the Company, has undertaken measures to force the DOE to take spent nuclear fuel and/or to pay damages. To date, the courts have rejected attempts to force DOE to take spent nuclear fuel. The Company cannot predict the outcome of this matter.

                  With certain modifications, the Company's spent fuel storage facilities will be sufficient to provide storage space for spent fuel generated on the Company's system through the expiration of the current operating licenses for all of the Company's nuclear generating units. Subsequent to the expiration of these licenses, dry storage may be necessary.

                  3) In the opinion of management, liabilities, if any, arising under other pending claims would not have a material effect on the financial position and results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                   of Operations
------- -----------------------------------------------------------------------

                              RESULTS OF OPERATIONS
            For the Three, Six and Twelve Months Ended June 30, 1998,
           As Compared With the Corresponding Periods One Year Earlier
           -----------------------------------------------------------

         Operating Revenues
         ------------------
         For the three, six and twelve months ended June 30, 1998, operating revenues were affected by the following factors (in millions):



                                                      Three Months  Six Months  Twelve Months
           Weather                                    $       41    $       51  $        86

           Customer growth/changes in usage patterns          24            32          115

           Sales to other utilities                           14            28           59

           Price                                             (11)          (19)         (47)

           Sales to Power Agency                               4            14            9

           Other                                              (2)            -            -
                                                              ---          ---          ---

              Total                                   $       70    $      106  $       222
                                                              ==           ===          ===

         The increase in the weather component of revenue for all periods is the result of more favorable temperatures in the current periods as compared to prior periods. The increase in the customer growth/changes in usage patterns component of revenue for all comparison periods reflects continued growth in the number of customers served by the Company. For the twelve months ended June 30, 1997, both the weather and customer growth/changes in usage patterns components of revenue were affected by lost revenues caused by Hurricanes Fran and Bertha. Sales to other utilities increased in all comparison periods as a result of the Company's continued active pursuit of opportunities in the wholesale power market. The price-related decrease for the three months and six months ended June 30, 1998, is primarily attributable to a decrease in the fuel cost component of revenue. The price-related decrease for the twelve months ended June 30, 1998, is due to a combination of a decrease in the fuel cost component of revenue and changes to the Power Coordination Agreement, which were effective January 1, 1997, between the Company and North Carolina Electric Membership Corporation.


         Operating Expenses
         ------------------
         Fuel expense increased for all periods primarily due to an increase in generation of approximately 12.5%, 11.2% and 11.5% for the three, six and twelve months ended June 30, 1998, respectively. The increase in fuel expense for all periods is also related to a change in the generation mix, with an increase in fossil generation and a decrease in nuclear generation. These increases were partially offset by a decrease in fuel prices during all comparison periods.

         The increase in purchased power for the three- and twelve-month periods is primarily due to an increase in purchases from other utilities. The increase for the six-month period is due to a combination of increased purchases from other utilities and an increase in cogeneration.

         Other operation and maintenance expense decreased for all comparison periods reflecting the Company's continued cost reduction efforts. Also contributing to the decrease were lower expenses resulting from fewer fossil outages during the current periods.

         Depreciation and amortization increased approximately $48 million for the twelve months ended June 30, 1998, of which approximately $34 million was a result of the accelerated amortization of certain regulatory assets, and approximately $2 million resulted from the amortization of deferred operation and maintenance expenses associated with Hurricane Fran, in accordance with orders from the commissions in the Company's retail jurisdictions.

         Income tax expense increased for all comparison periods primarily due to an increase in pretax operating income. In addition, the increase for all comparison periods is due to tax provision adjustments recorded for potential audit issues in open tax years which decreased income tax expense in the prior periods.

         Harris Plant deferred costs, net decreased for all comparison periods primarily due to the completion, in late 1997, of the amortization of the Harris Plant phase-in costs related to the North Carolina retail jurisdiction.

         Other Income
         ------------
         The income tax benefit related to other income increased for all comparison periods primarily as a result of a decrease in other income.

         Interest income decreased for all comparison periods primarily as a result of a decrease in tax refund-related interest income recognized in the current periods.

         Other income, net decreased for the three, six and twelve-month periods primarily due to an increase in pre-tax start-up losses incurred by certain non-regulated subsidiaries of approximately $12 million, $25 million, and $36 million, respectively. Management has projected losses for these non-regulated subsidiaries as they evolve through start-up phases; however, the 1998 losses have been higher than management's expectations. Accordingly, the Company has initiated cost-cutting and revenue enhancing efforts at the subsidiaries to mitigate the effects of these losses. The decrease in the twelve-month period was also due to an adjustment of $23 million to the unamortized balance of abandonment costs related to the Harris Plant, which increased other income in the prior period.

         Interest Charges
         ----------------
         Interest Charges related to long-term debt increased for all comparison periods primarily due to the issuance of $200 million principal amount of first mortgage bonds in August 1997. Other interest charges decreased for all reported periods primarily as a result of a decrease in commercial paper borrowings classified as short-term debt.

         Preferred Stock Dividend Requirements
         -------------------------------------
         The decrease in the preferred stock dividend requirements for the six- and twelve-month periods is the result of the redemption of two preferred stock series in July 1997.


               MATERIAL CHANGES IN LIQUIDITY AND CAPITAL RESOURCES
                     From December 31, 1997 to June 30, 1998
                     and From June 30, 1997 to June 30, 1998
                     ---------------------------------------

         Cash Flow and Financing
         -----------------------
         The proceeds from commercial paper borrowings and/or internally generated funds financed the redemption or retirement of long-term debt totaling $40 million and $80 million during the six and twelve months ended June 30, 1998, respectively.

         In July 1997, the Company redeemed all 500,000 shares of $7.72 Serial Preferred Stock and all 350,000 shares of $7.95 Serial Preferred Stock, at a redemption price of $101 per share. The redemptions were funded with additional commercial paper borrowings and/or internally generated funds.

         In August 1997, the Company issued $200 million principal amount of first mortgage bonds. The net proceeds from the issuance were used to reduce the outstanding balance of commercial paper and other short-term debt and for other general corporate purposes.

         As of June 30, 1998, the Company's long-term revolving credit facilities, which support its commercial paper borrowings, totaled $750 million. The Company is required to pay minimal annual commitment fees to maintain its credit facilities. Consistent with management's intent to maintain all or a portion of its commercial paper on a long-term basis, and as supported by its long-term revolving credit facilities, the Company included in long-term debt $410 million and $350 million of commercial paper outstanding as of June 30, 1998 and 1997, respectively.

         The Company's capital structure as of June 30 was as follows:

                                             1998                   1997
                                             ----                   ----
            Common Stock Equity              51.79%                 51.14%
            Long-term Debt, net              47.13%                 47.74%
            Preferred Stock                   1.08%                  1.12%

         The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" by Standard and Poor's and "A+" by Duff and
         Phelps. Moody's Investors Service, Standard and Poor's and Duff and Phelps have rated the Company's commercial paper "P-1", "A-1" and "D-1", respectively.


                                  OTHER MATTERS
                                  -------------
         Competition
         -----------

         Wholesale Competition
         ---------------------
         During the last week of June 1998, some wholesale power markets experienced sharp increases in prices. That upsurge in power costs was due, in part, to the unavailability of generating capacity and unusually hot weather in the midwestern portion of the country. The relatively sudden movement in wholesale power prices disrupted certain power transactions, including some to which the Company was a party. The Company anticipates volatility in the wholesale power market to increase during peak demand periods; however, the Company does not expect this volatility to have a material adverse affect on the Company's financial position and results of operations.

         North Carolina Activities
         -------------------------
         The 23-member study commission established to evaluate the future of electric service in North Carolina issued an interim report to the 1998 North Carolina General Assembly (General Assembly) in June 1998. The report summarized the numerous fact-finding and educational activities and analytical projects the commission has initiated or completed since it began meeting in November 1997, but offered no judgments or recommendations. The commission will reconvene after the General Assembly ends its session this summer, and will make its final report during the General Assembly's 1999 session. The Company cannot predict the outcome of this matter.

         South Carolina Activities
         -------------------------
         The South Carolina General Assembly ended its 1998 session without enacting any legislation regarding electric restructuring; however, the issue of electric restructuring is expected to be considered again during the 1999 legislative session, which will begin in January.
         The Company cannot predict the outcome of this matter.

         Federal Activities
         ------------------
         At the federal level, deregulation legislation has not progressed out of committee. The Congress has not found common ground on the issue of electric industry restructuring. Some lawmakers advocate setting a federal deadline by which states must open their retail electricity markets to competition. Others argue that each state should be allowed to decide the issue. The Clinton Administration proposed a bill in June 1998 that encourages states to begin retail competition by 2003, but also provides states the option to maintain the status quo or pursue a different plan. The Company cannot predict the outcome of this matter.


         Year 2000
         ---------

         Year 2000 Background
         --------------------
         The Company's overall goal is to be Year 2000 ready. "Year 2000 ready" means that critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000, or contingency plans are in place.

         The Company began addressing the Year 2000 issue in 1994 by beginning to assess its business computer systems, such as general ledger, payroll, customer billing and inventory control. The majority of these systems have been corrected and running in the Company's day-to-day computing environment since 1996. Also, by the mid-1990s, two major accounting systems were replaced with systems that were designed to be Year 2000 ready. The Company plans to complete corrections to the remaining business systems by the end of 1998.

         During mid-1997 a Corporate Year 2000 Project was established to provide leadership and direction to the Year 2000 efforts throughout the Company and its subsidiaries. Also, the project scope was expanded to include "embedded' systems (such as process control computers, chart recorders, data loggers, calibration equipment and chemical analysis equipment), end-user computing hardware and software (including personal computers, spreadsheets, word processing and other personal and workgroup applications), plant and corporate facilities (such as security systems, elevators and heating and cooling systems) and business relationships with key suppliers and customers.

         The Company is using a multi-step approach in conducting its Year 2000 Project. These steps are: inventory, assessment, remediation and testing, and contingency planning. The first step, an inventory of all systems and devices with potential Year 2000 problems, was completed in January 1998. The next step, completed in March 1998, was to conduct an initial assessment of the inventory to determine the state of its Year 2000 readiness. As part of the assessment phase, remediation strategies were identified and remediation cost estimates were developed. The Company will utilize both internal and external resources to remediate and test for Year 2000 readiness. The Company has recently initiated formal communications with the suppliers with which it has active contracts to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company cannot predict the outcome of other companies' remediation efforts.

         Year 2000 Costs
         ---------------
         The Company currently plans to complete the Year 2000 Project by August 1999. The total remaining cost of the Year 2000 Project is estimated at $15 million. (This estimate excludes Year 2000 Project costs attributable to recent subsidiary acquisitions, which the Company does not expect to be material to the financial position and results of operations.) Approximately $6 million is for new software and hardware purchases and will be capitalized. The remaining $9 million will be expensed as incurred over the next two years. To date, the Company has incurred and expensed approximately $3 million related to the inventory, assessment and development of a Year 2000 Project remediation plan. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

         Risk Assessment
         ---------------
         At this time, the Company believes its most reasonably likely worst case scenario is that key customers could experience significant reductions in their power needs due to their own Year 2000 issues. Although the Company does not believe that this scenario will occur, it has assessed the effect of such a scenario by using current financial data. In the event that this scenario does occur, the Company does not expect that it would have a material adverse affect on the Company's financial position and results of operations.

         The Company believes a more likely scenario is a temporary disruption of service to its electric customers, including the effect of cascading disruptions caused by other entities whose electrical systems are connected to the Company's. The Company has assessed the risk of this scenario, and believes that its contingency plans would mitigate the long-term effect of such a scenario. In the event that a temporary disruption does occur, the Company does not expect that it would have a material adverse affect on its financial position and results of operations.

         Contingency Plans
         -----------------
         Contingency plans will be prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers.

         One of the Company's emergency contingency plans specifically addresses emergency scenarios that may arise due to the fact that electric utility systems throughout the southeast region of the United States are interconnected. The Company has been working actively with the North American Electric Reliability Council and the Southeastern Electric Reliability Council to address the issue of overall grid reliability and protection. The Company has the ability to isolate its transmission system either automatically or manually to mitigate the risk of cascading regional failures. The Company's emergency readiness contingency plan includes the performance of regular training exercises that include simulated disaster recovery scenarios. As part of its Year 2000 contingency planning, the Company will review its disaster recovery scenarios to identify those that can be used specifically for Year 2000 readiness training.

         New Accounting Standards
         ------------------------
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not an instrument is designated as a hedge and, if so, the type of hedge. The Company has not fully analyzed the provisions of SFAS No. 133. Currently, the Company does not have a material position in derivative instruments.

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         -------  ----------------------------------------------------------
         The Company's market risk exposure has not changed materially from the exposure as disclosed in the Company's 1997 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings
         -------  -----------------
         Legal aspects of certain matters are set forth in Part I, Item 1, Notes 3 and 4 of the Company's financial statements.

         Item 2.  Changes in Securities and Use of Proceeds
         -------  -----------------------------------------
         ACQUISITION OF INTELLIGENT SOLUTIONS, INC.:

         (a)  Securities  Delivered.  Pursuant  to an asset  purchase  agreement
              ----------------------
              dated June 18, 1998, on June 29, 1998, 12,351 shares of the Company's common stock (Common Shares) that had been recently purchased in the open market by the Company's wholly-owned subsidiary, Strategic Resource Solutions Corp., a North Carolina Enterprise Corporation (SRS), were delivered by SRS as part of the consideration for the purchase of certain assets of Intelligent Solutions, Inc., a Nevada corporation, (ISI). All Common Shares delivered by SRS pursuant to the ISI asset purchase agreement were acquired in market transactions, and do not represent newly-issued shares of the Company.

         (b)  Underwriters and Other  Purchasers.  No underwriters  were used in
              -----------------------------------
              connection with the transactions identified above. ISI was the only recipient of the Common Shares.

         (c)  Consideration.  The  consideration  for the Common  Shares was the
              --------------
              delivery of certain assets of ISI pursuant to the asset purchase agreement.

         (d)  Exemption from Registration  Claimed.  The Common Shares described
              -------------------------------------
              in this Item were delivered on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933. The Common Shares were received by one corporation and are subject to restrictions on resale typical for private placements. Appropriate disclosure was made to the recipient of the Common Shares.

         RESTRICTED STOCK AWARDS:

         (a)  Securities  Delivered.  On June 1, 1998 and August 3, 1998, 18,300
              ----------------------
              shares and 19,900 shares, respectively, of the Company's Common Shares were delivered to certain key employees pursuant to the terms of the Company's 1997 Equity Incentive Plan (Plan), which was approved by the Company's shareholders on May 7, 1997. Section 9 of the Plan provides for the granting of Restricted Stock by the Personnel, Executive Development and Compensation Committee (now known as the Committee on Organization and Compensation, (the Committee) to key employees of the Company. The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the accounts of the recipients and do not represent newly-issued shares of the Company.

         (b)  Underwriters and Other  Purchasers.  No underwriters  were used in
              -----------------------------------
              connection with the delivery of Common Shares described above. The Common Shares were delivered to certain key employees of the Company. The Plan defines "key employee" as an officer or other employee of the Company who, in the opinion of the Committee, can contribute significantly to the growth and profitability of, or perform services of major importance to, the Company.

         (c)  Consideration.  The Common  Shares  were  delivered  to provide an
              --------------
              incentive to each employee recipient to exert his utmost efforts on the Company's behalf and thus enhance the Company's performance while aligning the employee's interest with those of the Company's shareholders.

         (d)  Exemption from Registration  Claimed.  The Common Shares described
              -------------------------------------
              in this Item were delivered on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933. Receipt of the Common Shares required no investment decision on the part of the recipients. All award decisions were made by the Committee, which consists entirely of non-employee directors.



         Item 4.  Submission of Matters to a Vote of Security Holders
         -------  ---------------------------------------------------
         (a)  The Annual Meeting of the Shareholders was held on May 13, 1998.

         (b) The meeting involved the election of one Class II director to serve a two-year term and three Class III directors to serve for three-year terms. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees as listed below, and all nominees were elected.

         (c)  The total votes for the election of directors were as follows:

          Class II                           Votes For            Votes Withheld
          --------                           ---------            --------------
          (Term Expiring in 2000)
          Walter Y. Elisha                   127,501,932               2,500,560

          Class III                          Votes For            Votes Withheld
          --------                           ---------            --------------
          (Terms Expiring in 2001)
          William Cavanaugh III              126,403,489               3,599,003
          Charles W. Coker                   127,699,024               2,303,467
          Estell C. Lee                      127,654,798               2,347,694

      Item 6.  Exhibits and Reports on Form 8-K
      -------  --------------------------------

      (a)       See EXHIBIT INDEX

      (b)       Reports on Form 8-K filed during or with respect to the quarter:

                NONE

                                   SIGNATURES
                                   ----------

          Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CAROLINA POWER & LIGHT COMPANY
                                        ------------------------------
                                                 (Registrant)


                                        By    /s/     Glenn E. Harder
                                            ---------------------------------
                                                      Glenn E. Harder
                                                Executive Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)


                                        By    /s/     Bonnie V. Hancock
                                            ---------------------------------
                                                      Bonnie V. Hancock
                                                Vice President and Controller
                                                  (Chief Accounting Officer)





Date:     August 12, 1998

                                  EXHIBIT INDEX


         Exhibit Number                            Description

                  10(a) Resolutions of Board of Directors dated July 17, 1998, amending the Supplemental Executive Retirement Plan of Carolina Power & Light Company, effective January 1, 1999.

                  10(b) Amended Management Incentive Compensation Program of Carolina Power & Light Company, effective January 1, 1999, as amended by the Organization and Compensation Committee of the Board of Directors on July 17, 1998.

                    27             Financial Data Schedule