Form 10-Q
period 1998-09-30
CAROLINA POWER & LIGHT CO
filed 1998-11-13
CIK 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the transition period
                                   from       to
                                       ------   --------
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

           411 Fayetteville Street, Raleigh, North Carolina 27601-1748
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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
                                                    ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares  outstanding of each of the issuer's classes of
common stock, as of the latest  practicable date.   Common Stock (Without Par
Value) shares outstanding at October 31, 1998:  151,330,894.

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

                          PART I. FINANCIAL INFORMATION


Item 1.           Financial Statements
        ----------------------------------------------------------------------------------------------------------------------------


                                                       Carolina Power & Light Company
                                                (ORGANIZED UNDER THE LAWS OF NORTH CAROLINA)


                                                  CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                                                 (UNAUDITED)

                                                             SEPTEMBER 30, 1998

        ----------------------------------------------------------------------------------------------------------------------------

         STATEMENTS OF INCOME
                                                        Three Months Ended       Nine Months Ended         Twelve Months Ended
                                                           September 30             September 30              September 30

         (In thousands except per share amounts)         1998       1997        1998         1997         1998         1997
         --------------------------------------------------------------------------------------------------------------------------
         Operating Revenues                              $ 946,188  $  906,841  $2,434,635   $2,288,948   $ 3,169,776  $ 2,983,519
         --------------------------------------------------------------------------------------------------------------------------
         Operating Expenses
           Fuel                                            162,925     145,524     442,630      397,774       579,125      521,165
           Purchased power                                 113,323     120,242     301,375      294,406       394,265      386,662
           Other operation and maintenance                 144,033     152,801     466,433      494,610       633,290      685,864
           Depreciation and amortization                   121,377     119,590     366,987      358,590       490,046      465,348
           Taxes other than on income                       39,798      36,761     109,249      105,286       143,441      135,744
           Income tax expense                              128,789     115,213     256,621      198,078       311,591      241,452
           Harris Plant deferred costs, net                  1,644       5,429       5,451       19,173        10,573       25,687
         --------------------------------------------------------------------------------------------------------------------------
               Total Operating Expenses                    711,889     695,560   1,948,746    1,867,917     2,562,331    2,461,922
         --------------------------------------------------------------------------------------------------------------------------
         Operating Income                                  234,299     211,281     485,889      421,031       607,445      521,597
         --------------------------------------------------------------------------------------------------------------------------
         Other Income (Expense)
           Allowance for equity funds used during                4           2          11          118          (108)      (2,097)
         construction
           Income tax benefit                                7,361       4,789      29,574        9,914        38,992        9,443
           Harris Plant carrying costs                         940       1,107       2,860        3,610         3,876        5,021
           Interest income                                   1,536       3,227       6,010       15,412         8,933       16,610
           Other, net                                      (14,737)     (6,695)    (53,649)     (11,173)      (61,751)      11,795
         --------------------------------------------------------------------------------------------------------------------------
               Total Other Income  (Expense)                (4,896)      2,430     (15,194)      17,881       (10,058)      40,772
         --------------------------------------------------------------------------------------------------------------------------
         Income Before Interest Charges                    229,403     213,711     470,695      438,912       597,387      562,369
         --------------------------------------------------------------------------------------------------------------------------
         Interest Charges
           Long-term debt                                   42,437      40,630     129,257      121,778       170,947      163,962
           Other interest charges                            3,050       6,191       8,380       16,508        10,614       19,925
           Allowance for borrowed funds used during         (2,108)       (939)     (5,006)      (3,754)       (6,174)      (7,014)
         construction
         --------------------------------------------------------------------------------------------------------------------------
                  Net Interest Charges                      43,379      45,882     132,631      134,532       175,387      176,873
         --------------------------------------------------------------------------------------------------------------------------
         Net Income                                        186,024     167,829     338,064      304,380       422,000      385,496
         Preferred Stock Dividend Requirements                (742)     (2,167)     (2,225)      (5,310)       (2,966)      (7,713)
         --------------------------------------------------------------------------------------------------------------------------
         Earnings for Common Stock                       $ 185,282  $  165,662  $  335,839   $  299,070   $   419,034  $   377,783
         --------------------------------------------------------------------------------------------------------------------------
         Average Common Shares Outstanding                 144,001     143,800     143,887      143,591       143,866      143,522
         Basic Earnings per Common Share                 $    1.29  $     1.15  $     2.33   $     2.08   $      2.91  $      2.63
         Diluted Earnings per Common Share (Note 5)      $    1.28  $     1.15  $     2.33   $     2.08   $      2.91  $      2.63
         Dividends Declared per Common Share             $   0.485  $    0.470  $    1.455   $    1.410   $     1.940  $     1.880


         --------------------------------------------------------------------------------------------------------------------------
            See Supplemental Data and Notes to Consolidated Interim Financial Statements.


     Carolina Power & Light Company
     BALANCE SHEETS
                                                                                           September 30           December 31
     (In thousands)                                                                   1998              1997             1997
     -----------------------------------------------------------------------------------------------------------------------------

                                       ASSETS
     Electric Utility Plant
       Electric utility plant in service                                         $  10,238,675     $  10,039,131    $  10,113,334
       Accumulated depreciation                                                     (4,436,187)       (4,057,913)      (4,181,417)
     -----------------------------------------------------------------------------------------------------------------------------
              Electric utility plant in service, net                                 5,802,488         5,981,218        5,931,917
       Held for future use                                                              11,886            12,734           12,255
       Construction work in progress                                                   255,005           155,098          158,347
       Nuclear fuel, net of amortization                                               205,881           184,643          190,991
     -----------------------------------------------------------------------------------------------------------------------------
              Total Electric Utility Plant, Net                                      6,275,260         6,333,693        6,293,510
     -----------------------------------------------------------------------------------------------------------------------------
     Current Assets
       Cash and cash equivalents                                                        24,571            14,736           14,426
       Accounts receivable                                                             498,632           396,167          406,872
       Fuel                                                                             61,311            46,715           47,551
       Materials and supplies                                                          140,254           130,604          136,253
       Deferred fuel cost                                                               42,240            11,260           20,630
       Prepayments                                                                      58,269            59,273           62,040
       Other current assets                                                             17,691            43,271           47,034
     -----------------------------------------------------------------------------------------------------------------------------
              Total Current Assets                                                     842,968           702,026          734,806
     -----------------------------------------------------------------------------------------------------------------------------
     Deferred Debits and Other Assets
       Income taxes recoverable through future rates                                   290,278           342,976          328,818
       Abandonment costs                                                                19,531            45,461           38,557
       Harris Plant deferred costs                                                      61,134            67,834           63,727
       Unamortized debt expense                                                         32,348            53,767           48,407
       Nuclear decommissioning trust funds                                             298,280           179,682          245,523
       Miscellaneous other property and investments                                    269,636           213,638          256,291
       Other assets and deferred debits                                                272,497           215,030          211,089
     -----------------------------------------------------------------------------------------------------------------------------
              Total Deferred Debits and Other Assets                                 1,243,704         1,118,388        1,192,412
     -----------------------------------------------------------------------------------------------------------------------------
                 Total Assets                                                    $   8,361,932     $   8,154,107    $   8,220,728
     -----------------------------------------------------------------------------------------------------------------------------

                           CAPITALIZATION AND LIABILITIES
     Capitalization
       Common stock equity                                                       $   2,957,164     $   2,805,515    $   2,818,807
       Preferred stock - redemption not required                                        59,376            59,376           59,376
       Long-term debt, net                                                           2,535,409         2,389,251        2,415,656
     -----------------------------------------------------------------------------------------------------------------------------
              Total Capitalization                                                   5,551,949         5,254,142        5,293,839
     -----------------------------------------------------------------------------------------------------------------------------
     Current Liabilities
       Current portion of long-term debt                                                73,172           188,529          207,979
       Accounts payable                                                                224,491           160,344          290,352
       Taxes accrued                                                                   124,659           134,257           13,666
       Interest accrued                                                                 29,360            33,810           43,620
       Dividends declared                                                               72,206            69,901           72,266
       Other current liabilities                                                       106,237            96,950          102,943
     -----------------------------------------------------------------------------------------------------------------------------
              Total Current Liabilities                                                630,125           683,791          730,826
     -----------------------------------------------------------------------------------------------------------------------------
     Deferred Credits and Other Liabilities
       Accumulated deferred income taxes                                             1,671,677         1,743,092        1,722,908
       Accumulated deferred investment tax credits                                     214,374           224,587          222,028
       Other liabilities and deferred credits                                          293,807           248,495          251,127
     -----------------------------------------------------------------------------------------------------------------------------
              Total Deferred Credits and Other Liabilities                           2,179,858         2,216,174        2,196,063
     -----------------------------------------------------------------------------------------------------------------------------
     Commitments and Contingencies (Notes 2, 3 and 4)
                 Total Capitalization and Liabilities                            $   8,361,932     $   8,154,107    $   8,220,728
     -----------------------------------------------------------------------------------------------------------------------------
     SCHEDULES OF COMMON STOCK EQUITY
     (In thousands)
       Common stock                                                              $   1,372,267     $   1,371,520    $   1,371,520
       Unearned ESOP common stock                                                     (154,356)         (165,805)        (165,804)
       Capital stock issuance expense                                                     (790)             (790)            (790)
       Retained earnings                                                             1,740,043         1,600,590        1,613,881
     -----------------------------------------------------------------------------------------------------------------------------
              Total Common Stock Equity                                          $   2,957,164     $   2,805,515    $   2,818,807
     -----------------------------------------------------------------------------------------------------------------------------
     See Supplemental Data and Notes to Consolidated Interim Financial Statements.


Carolina Power & Light Company
STATEMENTS OF CASH FLOWS
                                                           Three Months Ended         Nine Months Ended      Twelve Months Ended
                                                             September 30              September 30               September 30
(In thousands)                                             1998        1997         1998         1997          1998       1997
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                               $ 186,024  $  167,829  $   338,064  $  304,380  $    422,000 $  385,496
  Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation and amortization                          145,655     141,085      435,702     420,038       580,876    524,187
      Harris Plant deferred costs                                704       4,322        2,591      15,563         6,697     20,666
      Deferred income taxes                                   (8,193)    (16,507)     (44,795)    (57,788)      (53,551)    54,788
      Investment tax credit                                   (2,551)     (2,558)      (7,654)     (7,675)      (10,213)   (10,286)
      Deferred fuel cost (credit)                            (16,326)    (16,362)     (21,610)    (15,599)      (30,980)   (20,014)
      Net(increase)decrease in receivables,
          inventories and prepaid expenses                    11,216     (50,849)    (129,176)    (86,366)     (154,026)  (133,007)
      Net increase (decrease)in payables and accrued
          expenses                                            29,217     104,574      123,228      37,510        79,304    (72,003)
      Miscellaneous                                           40,631      30,128       37,584      49,914        46,863     37,272
------------------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities           386,377     361,662      733,934     659,977       886,970    787,099
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities
  Gross property additions                                  (124,512)    (87,332)    (296,310)   (227,458)     (391,057)  (346,786)
  Nuclear fuel additions                                     (24,796)    (16,474)     (96,079)    (50,278)     (107,310)   (72,940)
  Contributions to external decommissioning trust             (7,720)     (7,556)     (25,659)    (25,577)      (30,808)   (30,725)
  Contributions to retiree benefit trusts                          -           -            -     (21,096)             -   (21,096)
  Net cash flow of company-owned life insurance program          119         179       (2,405)    137,708        (1,605)   137,688
  Miscellaneous                                              (32,899)    (14,174)     (72,954)    (35,026)      (92,661)   (41,802)
------------------------------------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities               (189,808)   (125,357)    (493,407)   (221,727)     (623,441)  (375,661)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities
  Proceeds from issuance of long-term debt                     2,789     199,075        3,790     199,075         3,790    199,075
  Net increase (decrease) in short-term debt
    (maturity less than 90 days)                                   -     (93,900)           -     (62,224)            -    (74,722)
  Net increase  (decrease) in commercial paper classified
     as long-term debt                                         2,000    (189,600)     166,400    (189,600)      251,900   (115,857)
  Retirement of long-term debt                              (146,513)     (1,420)    (187,989)    (62,847)     (228,552)   (32,569)
  Redemption of preferred stock                                    -     (85,850)           -     (85,850)            -    (85,850)
  Purchase of Company common stock                                 -           -            -     (23,418)            -    (27,558)
  Dividends paid on common and preferred stock               (70,620)    (70,260)    (211,960)   (209,591)     (280,209)  (277,241)
  Miscellaneous                                                   10           -         (623)          -          (623)         -
------------------------------------------------------------------------------------------------------------------------------------
        Net Cash Used in Financing Activities               (212,334)   (241,955)    (230,382)   (434,455)     (253,694)  (414,722)
------------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents         (15,765)     (5,650)      10,145       3,795         9,835     (3,284)

Cash and Cash Equivalents at Beginning of the Period          40,336      20,386       14,426      10,941        14,736     18,020
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of the Period             $  24,571  $   14,736  $    24,571  $   14,736  $     24,571 $   14,736
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                    $   57,868  $   48,616  $   148,995  $  138,653  $    181,853 $  178,344
                              income taxes                $   67,232  $   36,599  $   194,026  $  133,893  $    349,826 $  226,493



Noncash Activities
In June 1997, Strategic Resource Solutions Corp., a wholly-owned subsidiary, purchased all remaining shares of Knowledge Builders, Inc. (KBI). In connection with the purchase of KBI, the Company issued $20.5 million in common stock and paid $1.9 million in cash.


------------------------------------------------------------------------------------------------------------------------------------
See Supplemental Data and Notes to Consolidated Interim Financial Statements.

Carolina Power & Light Company
SUPPLEMENTAL  DATA
                                                        Three Months Ended         Nine Months Ended            Twelve Months Ended
                                                            September 30               September 30                  September 30
                                                         1998         1997         1998           1997          1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)
  Residential                                         $ 341,459   $ 310,251    $  821,272  $   750,113    $1,057,995    $   974,134
  Commercial                                            205,188     193,713       526,417      493,684       681,173        643,087
  Industrial                                            202,709     206,230       555,126      561,735       731,476        740,723
  Government and municipal                               22,673      21,766        60,546       58,667        79,028         76,382
  Power Agency contract requirements                     34,933      28,672        77,748       57,418        91,648         75,238
  NCEMC                                                  69,931      68,666       174,895      169,365       231,480        214,447
  Other wholesale                                        25,964      23,041        70,938       67,301        95,722         91,672
  Other utilities                                        27,364      40,314       104,153       89,158       144,080        111,629
  Miscellaneous revenue                                  15,967      14,188        43,540       41,507        57,174         56,207
------------------------------------------------------------------------------------------------------------------------------------
        Total Operating Revenues                      $ 946,188   $ 906,841    $2,434,635  $ 2,288,948    $3,169,776    $ 2,983,519
------------------------------------------------------------------------------------------------------------------------------------
Energy Sales (millions of kWh)
  Residential                                             4,074       3,697        10,380        9,416        13,451         12,290
  Commercial                                              3,189       2,984         8,187        7,612        10,585          9,889
  Industrial                                              3,843       3,953        11,226       11,345        14,954         15,027
  Government and municipal                                  405         379         1,037          989         1,343          1,274
  Power Agency contract requirements                        791         779         1,792        1,619         2,245          2,064
  NCEMC                                                   1,504       1,359         3,489        3,131         4,532          4,004
  Other wholesale                                           538         484         1,594        1,531         2,184          2,097
  Other utilities                                         1,106       1,339         4,381        3,524         6,390          4,632
------------------------------------------------------------------------------------------------------------------------------------
        Total Energy Sales                               15,450      14,974        42,086       39,167        55,684         51,277
------------------------------------------------------------------------------------------------------------------------------------
Energy Supply (millions of kWh)
  Generated - coal                                        7,889       7,424        21,454       18,683        28,317         24,517
              nuclear                                     5,865       5,491        16,523       16,106        22,107         21,100
              hydro                                          73         105           714          677           836            886
              combustion turbines                           212          95           371          145           416            156
  Purchased                                               1,907       2,251         4,478        4,832         5,965          6,418
------------------------------------------------------------------------------------------------------------------------------------
        Total Energy Supply (Company Share)              15,946      15,366        43,540       40,443        57,641         53,077
------------------------------------------------------------------------------------------------------------------------------------
Detail of Income Taxes (in thousands)
  Included in Operating Expenses
    Income tax expense (credit) - current             $ 139,849   $ 134,217    $  308,763    $ 264,040    $  376,603    $   206,756
                                  deferred               (8,509)    (16,446)      (44,488)     (58,287)      (54,799)        44,982
                                  investment tax
                                  credit adjustments     (2,551)     (2,558)       (7,654)      (7,675)      (10,213)       (10,286)
------------------------------------------------------------------------------------------------------------------------------------
        Subtotal                                        128,789     115,213       256,621      198,078       311,591        241,452
------------------------------------------------------------------------------------------------------------------------------------
    Harris Plant deferred costs - investment tax
       credit adjustments                                     -         (30)            -         (130)          (21)          (193)
------------------------------------------------------------------------------------------------------------------------------------
          Total Included in Operating Expenses          128,789     115,183       256,621      197,948       311,570        241,259
------------------------------------------------------------------------------------------------------------------------------------
  Included in Other Income
    Income tax expense (credit) - current                (7,677)     (4,728)      (29,267)     (10,413)      (40,240)       (19,249)
                                  deferred                  316         (61)         (307)         499         1,248          9,806
------------------------------------------------------------------------------------------------------------------------------------
            Total Included in Other Income               (7,361)     (4,789)      (29,574)      (9,914)      (38,992)        (9,443)
------------------------------------------------------------------------------------------------------------------------------------
               Total Income Tax Expense               $ 121,428   $ 110,394    $  227,047    $ 188,034    $  272,578    $   231,816
------------------------------------------------------------------------------------------------------------------------------------

FINANCIAL STATISTICS

Ratio of earnings to fixed charges                                                                                 4.57       4.11
Return on average common stock equity                                                                             14.63 %    13.79 %
Book value per common share                                                                                  $    20.55    $ 19.51
Capitalization ratios
    Common stock equity                                                                                           53.26 %    53.40 %
    Preferred stock - redemption not required                                                                      1.07       1.13
    Long-term debt, net                                                                                           45.67      45.47
------------------------------------------------------------------------------------------------------------------------------------
            Total                                                                                                100.00 %   100.00 %
------------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Interim Financial Statements.

Carolina Power & Light Company
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.       ORGANIZATION AND BASIS OF PRESENTATION

         A. Organization. Carolina Power & Light Company (the Company) is a public service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina. The Company has no other material segments of business.

         B. Basis of Presentation. These consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K. The amounts are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. Due to temperature variations between seasons of the year and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain amounts for 1997 have been reclassified to conform to the 1998 presentation, with no effect on previously reported net income or common stock equity.

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

         The Financial Accounting Standards Board has reached several tentative conclusions with respect to its project regarding accounting practices related to obligations associated with the retirement of long-lived assets (formerly referred to as liabilities for closure and removal of long-lived assets). It is uncertain when the final statement will be issued and what effects it may ultimately have on the Company's accounting for nuclear decommissioning and other retirement costs.

3.       RETAIL RATE MATTERS

         A petition was filed in July 1996 by the Carolina Industrial Group for Fair Utility Rates (CIGFUR) with the NCUC, requesting that the NCUC conduct an investigation of the Company's base rates or treat its petition as a complaint against the Company. The petition alleged that the Company's return on equity (which was authorized by the NCUC in the Company's last general rate proceeding in 1988) and earnings are too high. In December 1996, the NCUC issued an order denying CIGFUR's petition and stating that it tentatively found no reasonable grounds to proceed with CIGFUR's petition as a complaint. In January 1997, CIGFUR filed its Comments and Motion for Reconsideration, to which the Company responded. In February 1997, the NCUC issued an order denying CIGFUR's Motion for Reconsideration. CIGFUR filed a Notice of Appeal of the NCUC Order with the North Carolina Court of Appeals. The Company filed its brief in this matter in July 1997, and oral argument was held before the North Carolina Court of Appeals (Court of Appeals) in November 1997. On September 1, 1998 the Court of Appeals filed its decision affirming the NCUC Orders dismissing CIGFUR's petition. On September 6, 1998 CIGFUR filed a petition for Discretionary Review with the North Carolina Supreme Court (Supreme Court) asking the Supreme Court to review the Court of Appeals decision. The Company cannot predict the outcome of this matter.

4.       COMMITMENTS AND CONTINGENCIES

         Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 1997, with respect to the commitments discussed in Note 11 of the financial statements included in the Company's 1997 Annual Report on Form 10-K.

         A. Applicability of SFAS-71. As a regulated entity, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS-71). Accordingly, the Company records certain assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under generally accepted accounting principles for unregulated entities. The Company's ability to continue to meet the criteria for application of SFAS-71 may be affected in the future by competitive forces, deregulation and restructuring in the electric utility industry. In the event that SFAS-71 no longer applied to a separable portion of the Company's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of electric utility plant assets as determined pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." At September 30, 1998, the Company's regulatory assets totaled $464 million.

         B. Claims and Uncertainties. 1) The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

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

                  3) On October 27, 1998, the  Environmental  Protection  Agency
                  (EPA) published a final rule addressing the issue of regional transport of ozone. This rule is commonly known as the NOx SIP call. The rule requires utilities to make reductions in nitrogen oxides (NOx) in 22 states, including North and South Carolina, by May 2003. The Company is evaluating necessary measures to comply with the rule. The Company is also participating in litigation challenging the NOx SIP call. The Company cannot predict the outcome of this matter.

                  4) In the opinion of management, liabilities, if any, arising under other pending claims would not have a material effect on the financial position and results of operations of the Company.

5.       EARNINGS PER COMMON SHARE

         Restricted stock awards and contingently issuable shares had a dilutive effect on earnings per share and increased the weighted-average number of common shares outstanding for dilutive purposes by 274,825, 248,026 and 189,819 for the three, nine and twelve months ended September 30, 1998, respectively, and by 20,672 for the three, nine and twelve months ended September 30, 1997. The weighted-average number of common shares outstanding for dilutive purposes was 144.3 million, 144.1 million, and
         144.1 million, for the three, nine and twelve months ended September 30, 1998, respectively, and 143.8 million, 143.6 million and 143.5 million, for the three, nine and twelve months ended September 30, 1997, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS
         For the Three, Nine and Twelve Months Ended September 30, 1998,
          As Compared With the Corresponding Periods One Year Earlier


         Operating Revenues

         For the  three,  nine and  twelve  months  ended  September  30,  1998,
         operating   revenues  were  affected  by  the  following   factors  (in
         millions):

                                                           Three Months  Nine Months  Twelve Months
           Weather                                         $    29       $     81     $     110
           Customer growth/changes in usage patterns            23             54            60
           Sales to other utilities                            (13)            15            33
           Price                                                (8)           (26)          (34)
           Sales to Power Agency                                 6             20            16
           Other                                                 2              2             1
                                                               ---            ---           ---
              Total                                        $    39       $    146     $     186
                                                               ===            ===           ===

         The increase in the weather component of revenue for all periods is the result of more favorable temperatures in the current periods as compared to prior periods. The increase in the customer growth/changes in usage patterns component of revenue for all comparison periods reflects continued growth in the number of customers served by the
         Company, partially offset by the effect of lost revenues caused by Hurricane Bonnie in the current periods. While residential and commercial sales increased for all periods, industrial sales have decreased slightly primarily reflecting downturns in the chemical and textile industries. Sales to other utilities increased for the nine- and twelve-month periods as a result of the Company's active pursuit of opportunities in the wholesale power market. During the three-month period, however, sales to other utilities have declined due to the recent volatility of the wholesale market in comparison to that of the prior period. The price-related decrease for the three months and nine months ended September 30, 1998, is primarily attributable to a decrease in the fuel cost component of revenue. The price-related decrease for the twelve months ended September 30, 1998, is due to a combination of a decrease in the fuel cost component of revenue and changes to the Power Coordination Agreement, which were effective January 1, 1997, between the Company and North Carolina Electric Membership Corporation (NCEMC). The increase in revenue related to sales to the North Carolina Eastern Municipal Power Agency (Power Agency) for all periods is primarily due to more favorable temperatures in the current periods, in addition to the timing of supplemental capacity adjustments.

         Operating Expenses

         Fuel expense increased for all periods primarily due to an increase in generation of approximately 7.1%, 9.7% and 10.8% for the three, nine and twelve months ended September 30, 1998, respectively. The increase in fuel expense for the nine- and twelve-month periods is also related to a change in the generation mix. These increases were partially offset by a decrease in fuel prices during the nine- and twelve-month periods.

         Other operation and maintenance expense decreased during the three and nine months ended September 30, 1998, due to the timing of plant outages and continued cost reduction efforts, which more than offset expenses of approximately $10.4 million incurred in the current periods related to Hurricane Bonnie. In the prior twelve-month period, other operation and maintenance expense was reduced by the reversal of approximately $30 million of Hurricane Fran expenses. These expenses were incurred during the third quarter of 1996 and were reversed during the fourth quarter of 1996 when the Company received regulatory approval to defer and amortize expenses related to Hurricane Fran. Excluding this reversal, other operation and maintenance expense decreased approximately $82 million for the twelve-month period. This decrease primarily reflects lower expenses resulting from the Company's cost reduction efforts and a reduction in expenses related to plant outages.

         Depreciation and amortization increased approximately $25 million for the twelve months ended September 30, 1998, of which approximately $17 million was a result of the accelerated amortization of certain regulatory assets in accordance with orders from the commissions in the Company's retail jurisdictions.

         Income tax expense increased for all comparison periods primarily due to an increase in pretax operating income. In addition, the increase for the nine- and twelve-month periods reflects tax provision adjustments recorded for potential audit issues in open tax years which decreased income tax expense in the prior periods.

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

         Approximately $6 million, $30 million, and $37 million of the decrease in other, net for the three-, nine- and twelve-month periods, respectively, is due to the combined pre-tax start-up losses of two of the Company's subsidiaries, Strategic Resource Solutions Corp. (SRS) and Interpath Communications, Inc. (Interpath). Management has projected losses for these subsidiaries as they evolve through start-up phases; however, 1998 losses for SRS have been higher than management's expectations. Accordingly, the Company has initiated cost-cutting and revenue enhancing efforts at SRS to mitigate the effects of these losses. Although not significantly affecting period-to-period comparisons, Interpath's results for all reported periods include losses recorded from its 10% limited partnership interest in BellSouth Carolinas PCS, LP (a wireless communications technology company). The decrease in the twelve-month period was also due to an adjustment of $23 million to the unamortized balance of abandonment costs related to the Harris Plant, which positively affected other, net in the prior period.

         Interest Charges

         Interest charges relating to long-term debt increased for all comparison periods due to an increase in commercial paper borrowings classified as long-term debt in the current periods. For the nine and twelve months ended September 30, 1998, the increase was also due to the issuance of $200 million principal amount of first mortgage bonds in August, 1997. Other interest charges decreased for all reported periods primarily as a result of a decrease in commercial paper borrowings classified as short-term debt.

         Preferred Stock Dividend Requirements

         The decrease in the preferred stock dividend requirements for all comparison periods is the result of the redemption of two preferred stock series in July 1997.


               MATERIAL CHANGES IN LIQUIDITY AND CAPITAL RESOURCES
            For the Nine and Twelve months ended September 30, 1998


         Cash Flow and Financing

         The proceeds from commercial paper borrowings and/or internally generated funds financed the redemption or retirement of long-term debt totaling $188 million and $229 million during the nine and twelve months ended September 30, 1998, respectively.

         As of September 30, 1998, the Company's long-term revolving credit facilities, which support its commercial paper borrowings, totaled $750 million. The Company is required to pay minimal annual commitment fees to maintain its credit facilities. Consistent with management's intent to maintain all or a portion of its commercial paper on a long-term basis, and as supported by its long-term revolving credit facilities, the Company included in long-term debt $412 million and $160 million of commercial paper outstanding as of September 30, 1998 and 1997, respectively.

         The Company's capital structure as of September 30 was as follows:


                                            1998        1997
                                            ----        ----
                Common Stock Equity         53.26%      53.40%
                Long-term Debt, net         45.67%      45.47%
                Preferred Stock              1.07%       1.13%


         The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" by Standard and Poor's and "A+" by Duff and
         Phelps. Moody's Investors Service, Standard and Poor's and Duff and Phelps have rated the Company's commercial paper "P-1", "A-1" and "D-1", respectively.


                                  OTHER MATTERS

         Competition

         Wholesale Competition

         During the last week of June 1998, some wholesale power markets experienced sharp increases in prices. That upsurge in power costs was due, in part, to the unavailability of generating capacity and unusually hot weather in the Midwestern portion of the country. The relatively sudden movement in wholesale power prices disrupted certain power transactions, including some to which the Company was a party. The monetary damages the Company incurred as a result of those disrupted transactions did not have a material adverse effect on the Company's results of operations. The Company is taking steps to mitigate those monetary damages. The Company anticipates increased volatility in the wholesale power market during peak demand periods; however, due to the risk management processes the Company has in place, the Company does not expect this volatility to have a material adverse effect on its financial position and results of operations.

         North Carolina Activities

         The 23-member study commission established to evaluate the future of electric service in North Carolina met on November 10, 1998. A consultant's report on the stranded costs that would be associated with the deregulation of North Carolina's utilities is currently due to the study commission in December of 1998. The commission will make its final report to the 1999 Session of the North Carolina General Assembly. The Company cannot predict the outcome of this matter.

         South Carolina Activities

         A report issued by the South Carolina Public Service Commission (SCPSC) on September 30, 1998, estimates that in a deregulated generation market, South Carolina's three investor-owned electric utilities would face approximately $1.4 billion in stranded costs in connection with their South Carolina operations. The report estimates the Company's potential stranded costs, for its South Carolina operations, would be approximately $410 million in 2003 dollars. On October 29, 1998, the South Carolina Senate Judiciary Committee appointed a 13-member task force to study the deregulation issue and make a report to the South Carolina General Assembly during the 1999 legislative session. The Company cannot predict the outcome of these matters.

         Federal Activities

         At the federal level, additional bills regarding deregulation were introduced this year, but Congress adjourned in October without taking any action on the issue. The deregulation debate is expected to continue in Congress next year. The Company cannot predict the outcome of this matter.

         Company Activities

         In 1996, Power Agency notified the Company that it would discontinue certain contractual purchases of power from the Company effective September 1, 2001; however, the Company won the right to continue supplying this power by being selected from a number of bidders. On September 11, 1998, the Company and Power Agency entered into a revised agreement that extends the period during which Power Agency will continue to purchase all of its supplemental power from the Company through at least December 31, 2002. The new agreement also includes options for Power Agency to purchase supplemental power from the Company for the year 2003 and beyond. (The load served by supplemental power under that agreement will include all of Power Agency's power needs in excess of the load served by Power Agency through its ownership interest in generation units that it jointly owns with the Company and other smaller resources that are currently in place.) The revised agreement was filed with the Federal Energy Regulatory Commission (FERC) for approval or acceptance on October 30, 1998. The Company cannot predict the outcome of this matter.

         On October 9, 1998, the Company and its largest customer, NCEMC entered into an agreement under which NCEMC will purchase a total of 800 megawatts of peaking capacity and associated energy from the Company during the period from January 1, 2001 through December 31, 2003. The agreement, which provides NCEMC with an option to extend all or part of the purchase through 2005, provides capacity to meet NCEMC's growing peaking power needs. A portion of this purchase is intended to serve load located in the Company's service area that is currently served by purchases from the Company under a contract that will expire on December 31, 2000. During the period 2001 through 2003, this agreement also will serve up to 450 MWs of NCEMC load that is located in the Duke Power service area that has not previously been served by the Company. The agreement will be filed with FERC for approval or acceptance. The Company cannot predict the outcome of this matter.

         On October 30, 1998, the Company and NCEMC also entered into agreements that supersede the 1993 Power Coordination Agreement between the Company and NCEMC, as amended (the PCA). The primary effect of the new agreements is to unbundle the generation and transmission service for the load previously served under the PCA. To that end, the parties executed a Network Integration Transmission Service Agreement and a Network Operating Agreement under which NCEMC will receive transmission services from the Company pursuant to the Company's Open Access Transmission Tariff. The parties also entered into a new Power Supply Agreement, which provides for the Company to sell capacity and energy to NCEMC under terms and conditions and in amounts that are substantially the same as those that were set forth in the PCA. The parties agreed to a modification of the calculation of certain capacity charges; however, the net effect of the changes is intended to be essentially revenue neutral under expected load conditions. The Network Transmission Agreement, the Network Operating Agreement, and the new Power Supply Agreement were filed with FERC for approval or acceptance on November 3, 1998. The Company also expects the new Power Supply Agreement to be submitted by NCEMC to the Rural Utilities Service for approval. The Company cannot predict the outcome of these matters.

         On September 28, 1998, the Company and the South Carolina Public Service Authority (Santee Cooper) entered into an agreement under which the Company will provide peaking capacity and associated energy to Santee Cooper for the period January 1, 1999 through December 31, 2003. Under the terms of the agreement, the Company will provide 100 MW of generation capacity in 1999, 150 MW in 2000 and 200 MW from 2001 to 2003. Santee Cooper needs the additional capacity to accommodate its expected load growth over the next several years. The agreement was filed with FERC for approval or acceptance on October 23, 1998. The Company cannot predict the outcome of this matter.

         Year 2000

         Background

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

         The Company is using a multi-step approach in conducting its Year 2000 Project. These steps are: inventory, assessment, remediation and testing, and contingency planning. The first step, an inventory of all systems and devices with potential Year 2000 problems, was completed in January 1998. The next step, completed in the first half of 1998, was to conduct an initial assessment of the inventory to determine the state of its Year 2000 readiness. As part of the assessment phase, remediation strategies were identified and remediation cost estimates were developed. The Company is utilizing both internal and external resources to remediate and test for Year 2000 readiness. The Company is actively conducting formal communications with the suppliers with which it has active contracts to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. The Company cannot predict the outcome of other companies' remediation efforts.

         Costs

         The Company currently plans to complete the Year 2000 Project by August 1999. The total remaining cost of the Year 2000 Project is estimated at $13 million. (This estimate excludes Year 2000 Project costs attributable to recent subsidiary acquisitions, which the Company does not expect to be material to its financial position and results of operations.) Approximately $6 million is for new software and hardware purchases and will be capitalized. The remaining $7 million will be expensed as incurred over the next two years. To date, the Company has incurred and expensed approximately $4 million related to the inventory, assessment and remediation of non-compliant systems, equipment and applications. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived using assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

         Risk Assessment

         At this time, the Company believes its most reasonably likely worst case scenario is that key customers could experience significant reductions in their power needs due to their own Year 2000 issues. Although the Company does not believe that this scenario will occur, it has assessed the effect of such a scenario by using current financial data. In the event that this scenario does occur, the Company does not expect that it would have a material adverse effect on the Company's financial position and results of operations.

         The Company believes a more likely scenario is a temporary disruption of service to its electric customers, including the effect of cascading disruptions caused by other entities whose electrical systems are connected to the Company's. The Company has assessed the risk of this scenario, and believes that its contingency plans would mitigate the long-term effect of such a scenario. In the event that a temporary disruption does occur, the Company does not expect that it would have a material adverse effect on its financial position and results of operations.

         Contingency Plans

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

         One of the Company's emergency contingency plans specifically addresses emergency scenarios that may arise due to the fact that electric utility systems throughout the southeast region of the United States are interconnected. The Company has been working actively with the North American Electric Reliability Council and the Southeastern Electric Reliability Council to address the issue of overall grid reliability and protection. In order to mitigate the risk of cascading regional electric failures, the Company can, as a last resort, isolate its transmission system either automatically or manually. The Company's emergency readiness contingency plan includes the performance of regular training exercises that include simulated disaster recovery scenarios. As part of its Year 2000 contingency planning, the Company will review its disaster recovery scenarios to identify those that can be used specifically for Year 2000 readiness training.

         New Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not an instrument is designated as a hedge and, if so, the type of hedge. The Company has not fully analyzed the provisions of SFAS No. 133.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 2.  Changes in Securities and Use of Proceeds

         ACQUISITION OF JACK WALTERS, INC. AND JACK WALTERS SERVICE, INC.:

         (a) Securities Delivered. Pursuant to a merger agreement and plan of reorganization effective September 1, 1998, 62,304 shares of the Company's common stock (Common Shares) that had been recently purchased in the open market by the Company's wholly-owned subsidiary, Strategic Resource Solutions Corp., a North Carolina Enterprise Corporation (SRS), were delivered by SRS as part of the merger consideration due to the shareholders of Jack Walters, Inc. and Jack Walters Service, Inc., both North Carolina corporations, (collectively JWI). JWI merged into SRS effective September 1, 1998. All Common Shares delivered by SRS pursuant to the JWI merger agreement and plan of reorganization were acquired in market transactions, and do not represent newly-issued shares of the Company.

         (b) Underwriters and Other Purchasers. No underwriters were used in connection with the transactions identified above. The shareholders of JWI were the only recipients of the Common Shares.

         (c) Consideration. The consideration for the Common Shares was the acquisition of all assets and assumption of all liabilities of JWI by SRS as successor by merger pursuant to the merger agreement and plan of reorganization.

         (d)      Exemption  from  Registration   Claimed.   The  Common  Shares
                  described in this Item were delivered on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933. The Common Shares were received by four individuals and are subject to restrictions on resale typical for private placements. Appropriate disclosure was made to the recipients of the Common Shares.

Item 5.  Other Information

         Recent Developments

         On  November  10,  1998,  the  Company,   North  Carolina  Natural  Gas
         Corporation, a Delaware corporation (NCNG) and Carolina Acquisition Corporation, a newly formed Delaware corporation, wholly owned by the Company (Carolina), entered into an Agreement and Plan of Merger (Merger Agreement) providing for the strategic business combination of the Company and NCNG. Pursuant to the Merger Agreement, Carolina will be merged with and into NCNG (the "Merger") and NCNG will become a wholly owned subsidiary of the Company. The Merger is intended to constitute a tax-free reorganization for federal income tax purposes and to be accounted for as a pooling-of-interests. The joint press release issued by the Company and NCNG with respect to the Merger is filed herewith as Exhibit 2(a).

         In accordance with the Merger Agreement, each share of NCNG Common Stock, par value $2.50, issued and outstanding immediately prior to the effective time of the Merger, including the rights attached thereto issued pursuant to the Rights Agreement dated October 7, 1997, between NCNG and Wachovia Bank, N.A., will be converted into the right to receive shares of the Company's Common Stock, without par value, equal to the Exchange Ratio. The Exchange Ratio will be determined by dividing $35 by the average closing price of a share of the Company's Common Stock for each of the twenty consecutive trading days prior to and including the fifth trading day prior to the closing of the Merger. The Exchange Ratio will not exceed 0.8594 nor be less than 0.7032. The Merger Agreement provides that if the Merger closes after November 10, 1999, the Exchange Ratio will be subject to further adjustment. The Company will issue approximately $354 million in stock to NCNG shareholders to complete the Merger.

         The Merger Agreement has been approved by the Boards of Directors of the Company and NCNG. Consummation of the Merger is subject to certain closing conditions, including approval by the shareholders of NCNG. NCNG presently intends that the shareholders meeting to consider such approval will be held as early as practicable. Consummation of the Merger is also subject to (i) receipt by the Company and NCNG of a favorable opinion of counsel that the Merger will constitute a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, (ii) the receipt by the Company and NCNG of favorable letters from their independent auditors that the Merger will qualify for pooling-of-interests accounting treatment, (iii) the effectiveness of a Registration Statement to be filed with the Securities Exchange Commission by the Company with respect to its Common Stock to be issued in the Merger, (iv) certain regulatory approvals or filings, including approvals by or filings with the NCUC and the SCPSC, and the filing of the requisite notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of applicable waiting periods thereunder, and (v) other customary conditions to closing.

         The Merger Agreement provides for termination by either the Company or NCNG if the Merger has not been consummated by December 31, 1999 or if the necessary shareholder approval is not obtained by NCNG at its special shareholders' meeting. The Merger Agreement may be terminated by NCNG if prior to the effective time a third party has made a bona
                                                                            ----
         fide  proposal  which the Board of  Directors of NCNG  determines  is a
         ----
         Superior Proposal (as defined in the Merger Agreement) and the Company does not make, within five business days of receiving notice of the Superior Proposal, an offer that the Board of Directors of NCNG believes is at least as favorable, from a financial point of view, to NCNG's shareholders as the Superior Proposal. The Merger Agreement may also be terminated by the Company if the Board of Directors of NCNG fails to recommend to the NCNG shareholders (or withdraws its recommendation of) approval of the transactions contemplated by the Merger Agreement.

         If the Company terminates the Merger Agreement because (i) the effective time does not occur by December 31, 1999 as a consequence of NCNG's failure to fulfill certain obligations under the Merger Agreement, or because NCNG or its shareholders has received an Alternative Proposal (as defined in the Merger Agreement) or (ii) the Board of Directors of NCNG fails to recommend to NCNG's shareholders (or withdraws its recommendation of) approval of the transactions contemplated by the Merger Agreement; or if NCNG terminates due to its acceptance of a Superior Proposal; or if either party terminates due to the failure of NCNG's shareholders to approve the Merger and prior to or during the special meeting of shareholders an Alternative Proposal has been made and not revoked, then NCNG must pay the Company a termination fee of $10 million; provided, however, that no payment will be due where the Company terminates in connection with NCNG's receipt of an Alternative Proposal unless within 12 months of termination NCNG, or any of its subsidiaries, enters into a definitive agreement relating to such Alternative Proposal, or a similar proposal.

         The description of the Merger Agreement set forth herein does not purport to be complete and is qualified in its entirety by the provisions of the Merger Agreement, which is attached hereto as Exhibit 2(b) and incorporated herein by reference.

         Deadline for Shareholder Proposals

         The deadline by which the Company must receive notice of shareholder proposals which are to be presented at its 1999 Annual Meeting of Shareholders, but not included in its 1999 proxy materials is February 12, 1999. The Company's management proxies will be allowed to use their discretionary voting authority in connection with proposals for which this deadline is not met.


Item 6.  Exhibits and Reports on Form 8-K

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


                         CAROLINA POWER & LIGHT COMPANY
                                  (Registrant)


                             By /s/ Glenn E. Harder
                                -------------------
                                 Glenn E. Harder
                          Executive Vice President and
                             Chief Financial Officer
                          (Principal Financial Officer)


                            By /s/ Bonnie V. Hancock
                              ----------------------
                                Bonnie V. Hancock
                          Vice President and Controller
                           (Chief Accounting Officer)





Date:     November 13, 1998

                                  EXHIBIT INDEX

           Exhibit Number                         Description

                 2(a) Press Release of Carolina Power & Light Company, dated November 11, 1998.

                 2(b) Agreement and Plan of Merger By and Among Carolina Power & Light Company, North Carolina Natural Gas Corporation and Carolina Acquisition Corporation, dated as of November 10, 1998.


                 4 Form of Carolina Power & Light Company First Mortgage Bond, 6.80% Series Due August 15, 2007.

                27              Financial Data Schedule