Form 10-Q
period 1999-03-31
CAROLINA POWER & LIGHT CO
filed 1999-05-13
CIK 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

                    [ ] TRANSITION REPORT PURSUANT TO SECTION
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from       to
                                                     ------    ------- .

                          Commission file number 1-3382

                         CAROLINA POWER & LIGHT COMPANY
                         ------------------------------
             (Exact name of registrant as specified in its charter)


               North Carolina                              56-0165465
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

   411 Fayetteville Street, Raleigh, North Carolina            27601-1748
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (Without Par Value) shares outstanding at April 30, 1999: 151,337,503.

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

        Examples of forward-looking statements discussed in this Form 10-Q, PART 1, ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", include, but are not limited to, statements under the heading "Other Matters" concerning the effects of electric utility industry restructuring and the outcome of the Company's Year 2000 compliance efforts.

        Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

        Examples of factors that should be considered with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: Governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the North Carolina Utilities Commission and the South Carolina Public Service Commission); general industry trends; operation of nuclear power facilities; availability of nuclear waste storage facilities; nuclear decommissioning costs; changes in the economy of areas served by the Company; legislative and regulatory initiatives that impact the speed and degree of industry restructuring; ability to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from industry restructuring; competition from other energy suppliers; ability of the Company and its suppliers and customers to successfully address Year 2000 readiness issues; weather conditions and catastrophic weather-related damage; market demand for energy; inflation; capital market conditions; the success of the Company's diversified businesses; unanticipated changes in operating expenses and capital expenditures and legal and administrative proceedings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the effect of each such factor on the Company.

                          PART I. FINANCIAL INFORMATION


Item 1.       Financial Statements

--------------------------------------------------------------------------------

                         CAROLINA POWER & LIGHT COMPANY
                  (ORGANIZED UNDER THE LAWS OF NORTH CAROLINA)

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 31, 1999

--------------------------------------------------------------------------------

STATEMENTS  OF  INCOME
                                                                       Three Months Ended
                                                                            March 31
(In thousands except per share amounts)                              1999          1998
-------------------------------------------------------------------------------------------
OPERATING REVENUES
Electric                                                        $    738,559   $   752,296
Diversified businesses                                                24,343         9,199
-------------------------------------------------------------------------------------------
       Total Operating Revenues                                      762,902       761,495
-------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Fuel                                                               138,964       143,803
  Purchased power                                                     85,222        85,341
  Other operation and maintenance                                    142,967       156,794
  Depreciation and amortization                                      120,556       122,012
  Taxes other than on income                                          36,001        34,880
  Harris Plant deferred costs, net                                     1,524         1,778
  Diversified businesses                                              38,260        22,621
-------------------------------------------------------------------------------------------
      Total Operating Expenses                                       563,494       567,229
-------------------------------------------------------------------------------------------
OPERATING INCOME                                                     199,408       194,266
-------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest income                                                      2,293         3,437
  Other, net                                                         (6,996)        (8,028)
-------------------------------------------------------------------------------------------
      Total Other Income (Expense)                                   (4,703)        (4,591)
-------------------------------------------------------------------------------------------
INCOME BEFORE INTEREST CHARGES AND INCOME TAXES                      194,705       189,675
-------------------------------------------------------------------------------------------
INTEREST CHARGES
  Long-term debt                                                      42,401        42,822
  Other interest charges                                               2,761         2,610
  Allowance for borrowed funds used during construction               (1,828)       (1,411)
-------------------------------------------------------------------------------------------
         Net Interest Charges                                         43,334        44,021
-------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                           151,371       145,654
INCOME TAXES                                                          59,159        59,083
-------------------------------------------------------------------------------------------
NET INCOME                                                            92,212        86,571
PREFERRED STOCK DIVIDEND REQUIREMENTS                                    742           742
-------------------------------------------------------------------------------------------
EARNINGS FOR COMMON STOCK                                        $    91,470   $    85,829
-------------------------------------------------------------------------------------------

AVERAGE COMMON SHARES OUTSTANDING                                    144,293       143,766
BASIC AND DILUTED EARNINGS PER COMMON SHARE                      $      0.63   $      0.60
DIVIDENDS DECLARED PER COMMON SHARE                              $     0.500   $     0.485


-------------------------------------------------------------------------------------------
See Supplemental Data and Notes to Consolidated Interim Financial Statements.



Carolina Power & Light Company
BALANCE SHEETS

                                                                 March 31        December 31
(In thousands)                                                      1999           1998
------------------------------------------------------------------------------------------
                            ASSETS

ELECTRIC UTILITY PLANT
  Electric utility plant in service                              $ 10,358,166  $  10,280,638
  Accumulated depreciation                                         (4,583,477)    (4,496,632)
------------------------------------------------------------------------------------------
         Electric utility plant in service, net                     5,774,689      5,784,006
  Held for future use                                                  11,984         11,984
  Construction work in progress                                       335,675        306,866
  Nuclear fuel, net of amortization                                   202,823        196,684
------------------------------------------------------------------------------------------
       Total Electric Utility Plant, Net                                           6,299,540
------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                            43,594         28,872
  Accounts receivable                                                 402,134        406,418
  Taxes receivable                                                                    21,000
  Fuel                                                                 82,946         78,086
  Materials and supplies                                              143,545        146,615
  Deferred fuel cost                                                   42,239         42,647
  Prepayments                                                          14,945         18,446
  Other current assets                                                 72,212         58,772
------------------------------------------------------------------------------------------
         Total Current Assets                                         801,615        800,856

------------------------------------------------------------------------------------------
DEFERRED DEBITS AND OTHER ASSETS
  Income taxes recoverable through future rates                       265,513        277,894
  Abandonment costs                                                    12,576         16,083
  Harris Plant deferred costs                                          59,406         60,021
  Unamortized debt expense                                             22,286         27,010
    Nuclear decommissioning trust funds                               331,458        310,702
  Miscellaneous other property and investments                        392,680        294,678
  Other assets and deferred debits                                    254,247        260,622

------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                     1,338,166      1,247,010

------------------------------------------------------------------------------------------
            TOTAL ASSETS                                        $   8,464,952  $   8,347,406

------------------------------------------------------------------------------------------
                CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common stock equity                                            $  2,980,850  $   2,949,305
  Preferred stock - redemption not required                            59,376         59,376
  Long-term debt, net  (Note 4)                                     2,604,585      2,614,414

------------------------------------------------------------------------------------------
         Total Capitalization                                       5,644,811      5,623,095

------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt                                   201,611         53,172
  Accounts payable                                                    186,382        265,163
    Taxes accrued                                                      69,158              -
  Interest accrued                                                     30,253         39,941
  Dividends declared                                                   74,548         74,400
  Other current liabilities                                           105,930        108,824

------------------------------------------------------------------------------------------
         Total Current Liabilities                                    667,882        541,500

------------------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes                                  ,657,787      1,678,924
  Accumulated deferred investment tax credits                         209,272        211,822
  Other liabilities and deferred credits                              285,200        292,065

------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities               2,152,259      2,182,811
COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 5)
            TOTAL CAPITALIZATION AND LIABILITIES                 $  8,464,952  $   8,347,406

------------------------------------------------------------------------------------------

SCHEDULES OF COMMON STOCK EQUITY
(In thousands)
  Common stock                                                   $  1,380,604  $   1,374,773
  Unearned ESOP common stock                                         (146,373)      (152,979)
  Capital stock issuance expense                                         (790)          (790)
  Retained earnings                                                 1,747,409      1,728,301

------------------------------------------------------------------------------------------
         Total Common Stock Equity                               $ 2,980,850   $   2,949,305

------------------------------------------------------------------------------------------
See Supplemental Data and Notes to Consolidated Interim Financial Statements.



Carolina Power & Light Company
STATEMENTS OF CASH FLOWS
                                                                   Three Months Ended
                                                                         March 31
(In thousands)                                                    1999             1998
----------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income                                                     $    92,212   $      86,571
  Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation and amortization                                  143,371         145,161
      Harris Plant deferred costs                                        614             812
      Deferred income taxes                                          (17,398)        (23,457)
      Investment tax credit                                           (2,550)         (2,552)
      Deferred fuel cost (credit)                                        407           6,578
      Net (increase) decrease in receivables,                         (8,432)        (22,432)
      inventories and prepaid expenses
      Net increase (decrease) in payables and                         18,756          43,230
      accrued expenses
      Miscellaneous                                                   (5,180)        (13,131)
----------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                    221,800         220,780
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Gross property additions                                          (169,066)        (77,334)
  Nuclear fuel additions                                             (27,134)        (56,104)
  Contributions to nuclear decommissioning trust                     (10,283)        (10,251)
  Net cash flow of company-owned life insurance                         (121)            273
  program
  Investment in non-electric activities                              (64,934)        (19,971)
----------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                       (271,538)       (163,387)
----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                           400,970               -
  Net increase (decrease) in commercial paper
  classified as long-term debt                                      (262,250)         34,130
  Retirement of long-term debt                                        (1,636)         (1,476)
  Dividends paid on common and preferred stock                       (72,955)        (70,628)
  Miscellaneous                                                          331               -

----------------------------------------------------------------------------------------
        Net Cash Provided by (Used in) Financing Activities           64,460         (37,974)
----------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             14,722          19,419
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE                         28,872          14,426
PERIOD
----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                   $    43,594   $      33,845
----------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period - interest                           $    53,019   $      55,957
            income taxes                                         $     1,156   $       6,070

----------------------------------------------------------------------------------------
See Supplemental Data and Notes to Consolidated Interim Financial Statements.







Carolina Power & Light Company
SUPPLEMENTAL  DATA                                                   Three Months Ended
                                                                          March 31
                                                                       1999       1998
-----------------------------------------------------------------------------------------

OPERATING REVENUES (IN THOUSANDS)
Electric:
    Retail                                                       $   602,263   $     597,762
    Wholesale                                                        121,289         138,368
    Miscellaneous revenue                                             15,007          16,166
-----------------------------------------------------------------------------------------
         Total Electric                                              738,559         752.296
Diversified businesses                                                24,343           9,199
-----------------------------------------------------------------------------------------

            Total Operating Revenues                             $   762,902   $     761,495
-----------------------------------------------------------------------------------------


ENERGY SALES (MILLIONS OF KWH)
  Retail
     Residential                                                       3,662           3,438
     Commercial                                                        2,433           2,358
     Industrial                                                        3,284           3,479
     Other Retail                                                        312             314
-----------------------------------------------------------------------------------------
          Total retail                                                 9,691           9,589
  Wholesale                                                            3,270           3,870
-----------------------------------------------------------------------------------------

            Total Energy Sales                                        12,961          13,459
-----------------------------------------------------------------------------------------

ENERGY SUPPLY (MILLIONS OF KWH)
  Generated - coal                                                     6,552           6,786
                      nuclear                                          5,740           5,589
                      hydro                                              210             375
                      combustion turbines                                 20              19
  Purchased                                                              928           1,156
-----------------------------------------------------------------------------------------

            Total Energy Supply (Company Share)                       13,450          13,925
-----------------------------------------------------------------------------------------

DETAIL OF INCOME TAXES (IN THOUSANDS)
    Income tax expense (credit)-current                        $    79,107     $    85,092
                                deferred                           (17,398)        (23,457)
                                investment tax credit amortization  (2,550)         (2,552)

-----------------------------------------------------------------------------------------

               TOTAL INCOME TAX EXPENSE                          $  59,159     $   59,083
-----------------------------------------------------------------------------------------
See Notes to Consolidated Interim Financial Statements.

Carolina Power & Light Company
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.      ORGANIZATION AND BASIS OF PRESENTATION
        --------------------------------------

        A. Organization. Carolina Power & Light Company (the Company) is a public service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina. The Company has no other material segments of business. Operating income on the Statements of Income includes approximately $213 million and $208 million attributable to the electric segment for the three months ended March 31, 1999 and 1998, respectively.

        B. Basis of Presentation. These consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K. The amounts are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. Due to temperature variations between seasons of the year and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain amounts for 1998 have been reclassified to conform to the 1999 presentation, with no effect on previously reported net income or common stock equity.

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

2.      NCNG MERGER
        -----------

        The Company has determined that the merger with North Carolina Natural Gas Corporation (NCNG) no longer qualifies for the pooling-of-interests method of accounting and will instead be accounted for as a purchase. As a result of this change, the Agreement and Plan of Merger the Company and NCNG entered into on November 10, 1998 was amended and restated, effective April 22, 1999. The Amended and Restated Merger Agreement reflects the change in accounting treatment for the transaction and a related change concerning the calculation of the Exchange Ratio. The Boards of Directors of both the Company and NCNG have approved the Amended and Restated Merger Agreement.

        The description of the Amended and Restated Merger Agreement set forth above does not purport to be complete and is qualified in its entirety by the provisions of the Amended and Restated Merger Agreement, which is attached hereto as Exhibit 2 and incorporated herein by reference.

3.      NUCLEAR DECOMMISSIONING
        -----------------------

        In the Company's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the North Carolina Utilities Commission and the South Carolina Public Service Commission and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdiction, the provisions for nuclear decommissioning costs are based on amounts agreed upon in applicable rate agreements. Based on the site-specific estimates discussed below, and using an assumed after-tax earnings rate of 7.75% and an assumed cost escalation rate of 4%, current levels of rate recovery for nuclear decommissioning costs are adequate to provide for decommissioning of the Company's nuclear facilities.

        The Company's most recent site-specific estimates of decommissioning costs were developed in 1998, using 1998 cost factors, and are based on prompt dismantlement decommissioning, which reflects the cost of removal of all radioactive and other structures currently at the site, with such removal occurring shortly after operating license expiration. These estimates, in 1998 dollars, are $279.8 million for Robinson Unit No. 2,

        $299.6 million for Brunswick Unit No. 1, $298.7 million for Brunswick Unit No. 2 and $328.1 million for the Harris Plant. The estimates are subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The cost estimates exclude the portion attributable to North Carolina Eastern Municipal Power Agency, which holds an undivided ownership interest in the Brunswick and Harris nuclear generating facilities. Operating licenses for the Company's nuclear units expire in the year 2010 for Robinson Unit No. 2, 2016 for Brunswick Unit No. 1, 2014 for Brunswick Unit No. 2 and 2026 for the Harris Plant.

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

4.      CAPITALIZATION
        --------------

        On March 5, 1999, the Company issued $400 million principal amount of Senior Notes, 5.95% Series due March 1, 2009.


5.      COMMITMENTS AND CONTINGENCIES
        -----------------------------

        A. Commitments

        The Company has entered into an agreement to purchase all of the output of a combustion turbine project to be built, owned, and operated by Broad River Energy, LLC, in Cherokee County, South Carolina. The project is scheduled to be in service on or before June 1, 2001 and is expected to have a net dependable capacity of approximately 500 megawatts. The agreement is for an initial period of 15 years, with an option for the Company to extend the agreement for two additional five year terms. Minimum annual payments provided for under the agreement will not be material to the Company's expected results of operations.

        B. Contingencies

        1) Applicability of SFAS-71. As a regulated entity, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS-71). Accordingly, the Company records certain assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under generally accepted accounting principles for unregulated entities. The Company's ability to continue to meet the criteria for application of SFAS-71 may be affected in the future by competitive forces, deregulation and restructuring in the electric utility industry. In the event that SFAS-71 no longer applied to a separable portion of the Company's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of electric utility plant assets as determined pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company's regulatory assets totaled $452 million and $480 million as of March 31, 1999 and December 31, 1998, respectively.

        2) Claims and Uncertainties. a) The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

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

        The Company has been notified by regulators of its involvement or potential involvement in several sites, other than MGP sites, that may require investigation and/or remediation. Although the Company may incur costs at these sites, based upon the current status of the sites, the Company does not expect those costs to be material to the results of operations of the Company.

        The Company carries a liability for the estimated costs associated with certain remedial activities. This liability is not material to the financial position of the Company.

        b) As required under the Nuclear Waste Policy Act of 1982, the Company entered into a contract with the U.S. Department of Energy (DOE) under which the DOE agreed to dispose of the Company's spent nuclear fuel by January 31, 1998. The DOE defaulted on its January 31, 1998, obligation to begin taking spent nuclear fuel, and a group of utilities, including the Company, has undertaken measures to force the DOE to take spent nuclear fuel and/or to pay damages. To date, the courts have rejected these attempts. In addition, several utilities have filed actions for damages in the United States Court of Claims. The Company is in the process of evaluating whether it should file a similar action for damages. The Company will also monitor legislation that has been introduced in Congress that would provide for interim storage of spent nuclear fuel at a storage facility operated by the DOE. The Company cannot predict the outcome of this matter.

        With certain modifications and additional approval by the Nuclear Regulatory Commission (NRC), the Company's spent fuel storage facilities will be sufficient to provide storage space for spent fuel generated on the Company's system through the expiration of the current operating licenses for all of the Company's nuclear generating units. Subsequent to the expiration of these licenses, dry storage may be necessary. The Company has applied for a license amendment to use additional spent fuel storage capacity at the Harris Nuclear Plant. The Board of County Commissioners of Orange County, North Carolina has filed a petition to intervene in the license amendment proceeding. The Company has answered the petition and the matter has been set for a pre-hearing conference before the Atomic Safety Licensing Board, which was established by the NRC, to determine whether the petitioner has submitted contentions worthy of a further hearing by the Licensing Board. The NRC staff has made a preliminary finding that the license amendment poses no significant hazards, and the NRC staff's final decision in the matter is expected by year-end. The Company cannot predict the outcome of the proceeding before the Licensing Board.

        c) In the opinion of management, liabilities, if any, arising under other pending claims would not have a material effect on the financial position and results of operations of the Company.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

                                 RESULTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31, 1999,
               AS COMPARED WITH THE CORRESPONDING PERIOD ONE YEAR EARLIER
               ----------------------------------------------------------

        Operating Revenues - Electric
        -----------------------------

        For the three months ended March 31, 1999, electric operating revenues were affected by the following factors (in millions):



                     Price                                              $  (20)
                     Customer growth/changes in usage patterns              19
                     Sales to other utilities                              (15)
                     Weather                                                 2
                     Sales to North Carolina Eastern
                     Municipal Power Agency                                  1
                     Other                                                  (1)
                                                                           ---

                        Total                                           $  (14)
                                                                           ====


        The price-related decrease is due to changes in the contract price structure, which became effective January 1, 1999, between the Company and North Carolina Electric Membership Corporation, and to the effect of real-time pricing on sales to industrial customers. The increase in the customer growth/changes in usage patterns component of revenue reflects continued growth in the number of customers served by the Company; while residential and commercial sales increased, industrial sales have decreased, primarily reflecting downturns in the chemical and textile industries. The decrease in sales to other utilities is primarily due to milder temperatures in the Northeast and Midwest during the current period.


        Operating Expenses - Electric
        -----------------------------

        Other operation and maintenance expense decreased during the three months ended March 31, 1999 primarily due to the timing of plant outages.

        Diversified Business Operations
        -------------------------------

        Operating revenues and expenses of diversified business operations primarily reflect results of two of the Company's subsidiaries, Strategic Resource Solutions Corp. (SRS) and Interpath Communications, Inc. (Interpath). The increase in operating revenues is primarily due to an increase in the customer base of both subsidiaries. The increase in operating expenses is substantially attributable to the rapid growth experienced by Interpath, which doubled the number of its employees during the past year. Operating expenses at SRS did not increase significantly due to cost-cutting measures implemented during 1998.


               MATERIAL CHANGES IN LIQUIDITY AND CAPITAL RESOURCES
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                    -----------------------------------------

        Cash Flow and Financing
        -----------------------

        On March 5, 1999 the Company issued $400 million principal amount of Senior Notes, 5.95% Series due March 1, 2009. The net proceeds from the issuance were used to reduce commercial paper borrowings.

        As of March 31, 1999, the Company's revolving credit facilities totaled $750 million, all of which are long-term agreements supporting its commercial paper borrowings. The Company is required to pay minimal annual commitment fees to maintain its credit facilities. Consistent with management's intent to maintain its commercial paper on a long-term basis, and as supported by its long-term revolving credit facilities, the Company included in long-term debt all commercial paper outstanding of approximately $226 million and $488 million as of March 31, 1999 and December 31, 1998, respectively.

        The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" by Standard and Poor's and "A+" by Duff and Phelps. Moody's Investors Service, Standard and Poor's and Duff and Phelps have rated the Company's commercial paper "P-1", "A-1" and "D-1", respectively.



                                  OTHER MATTERS
                                  -------------

        NCNG Merger
        -----------

        The Company has determined that the merger with North Carolina Natural Gas Corporation (NCNG) no longer qualifies for the pooling-of-interests method of accounting and will instead be accounted for as a purchase. As a result of this change, the Agreement and Plan of Merger the Company and NCNG entered into on November 10, 1998 was amended and restated, effective April 22, 1999. The Amended and Restated Merger Agreement reflects the change in accounting treatment for the transaction and a related change concerning the calculation of the Exchange Ratio. The Boards of Directors of both the Company and NCNG have approved the Amended and Restated Merger Agreement.

        The description of the Amended and Restated Merger Agreement set forth above does not purport to be complete and is qualified in its entirety by the provisions of the Amended and Restated Merger Agreement, which is attached hereto as Exhibit 2 and incorporated herein by reference.

        Competition
        -----------

        NORTH CAROLINA ACTIVITIES
        -------------------------

        On March 19, 1999, a consultant hired by the 23-member study commission established to evaluate the future of electric service in North Carolina issued a report regarding options for addressing the nearly $6 billion debt of North Carolina's municipal power agencies. The report outlines a menu of options that range from maintaining the status quo to requiring the municipal members of the power agencies to sell their electric system assets. The report makes no recommendation regarding the various options. The study commission plans to make its final report to the North Carolina General Assembly during 2000.

        SOUTH CAROLINA ACTIVITIES
        -------------------------

        Four bills regarding electric industry restructuring have been introduced in the South Carolina General Assembly this year. Both the House and the Senate continue to study the issue. The South Carolina General Assembly's 1999 legislative session will end in June.

        FEDERAL ACTIVITIES
        ------------------

        On April 15, 1999, the Clinton Administration announced its proposal for restructuring the nation's power industry. The plan is similar to the one the Administration proposed last year in that it calls for customer choice by 2003 unless a state's investigation concludes that the status quo or a different policy is best for that state. The Administration's proposal contains numerous provisions which would, among other things, significantly expand the authority of the Federal Energy Regulatory Commission.

        COMPANY  ACTIVITIES
        -------------------

        As part of its strategy to become a total energy provider, the Company recently received exclusive negotiation rights from the Albemarle Regional Energy Authority (AREA) in its effort to bring natural gas service to five northeastern North Carolina counties. AREA represents Chowan, Perquimans, Pasquotank, Camden and Currituck counties in their quest to bring natural gas to the region. AREA will act as a wholesale purchaser of natural gas and will resell it within the region. AREA has indicated that it wants to own its distribution system within the five counties. The Company's proposal calls for it to build, operate and maintain a gas transmission line to the region. AREA and the

        Company plan to make use of some of the state's $200 million in bonds approved by voters in November 1998 for expansion of natural gas and water infrastructure in North Carolina. The Company's proposal was selected from among several submitted in response to a request from AREA in January.

        Year 2000
        ---------

        BACKGROUND
        ----------

        The Company's overall goal is to be Year 2000 ready, and its efforts to reach this goal are on target. "Year 2000 ready" means that critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000, or contingency plans are in place. Critical systems are defined as those that (i) directly relate to the safe and reliable generation and delivery of electricity and (ii) support the Company's ability to provide high-quality customer service.

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

        The Company is using a multi-step approach in conducting its Year 2000 Project. These steps are: inventory, assessment, remediation and testing, and contingency planning. The first step, an inventory of all systems and devices with potential Year 2000 problems, was completed in January 1998. The next step, completed in the first half of 1998, was to conduct an initial assessment of the inventory to determine the state of its Year 2000 readiness. As part of the assessment phase, remediation strategies were identified and remediation cost estimates were developed. The Company is currently utilizing both internal and external resources to remediate and test for Year 2000 readiness. The Company's primary approach has been for the Corporate Year 2000 Program Office to provide overall leadership and direction and assign responsibility to individual departments and business units for Year 2000 readiness in their respective areas. Staffing decisions regarding the labor required to complete the project are made at the department/business unit level. Several hundred of the Company's employees as well as contract personnel have been used on this effort. Vendor labor is also occasionally used. The Company is currently on schedule to have its critical systems Year 2000 ready by June 30, 1999. This is consistent with the target dates established by the Nuclear Regulatory Commission (NRC) and the North American Electric Reliability Council (NERC).

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

        COSTS
        -----

        As of March 31, 1999, the total remaining cost of the Year 2000 Project is estimated at $10 million. Approximately $4 million is for new software and hardware purchases and will be capitalized. The remaining $6 million will be expensed as incurred. To date, the Company has incurred and expensed approximately $10 million related to the inventory, assessment and remediation of non-compliant systems, equipment and applications. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived using assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

        RISK ASSESSMENT
        ---------------

        At this time, the Company believes its most reasonably likely worst case scenario is that key customers could experience significant reductions in their power needs due to their own Year 2000 issues. The Company is conducting informal meetings with its largest wholesale, industrial and commercial customers and is holding information sharing forums to gather information on Year 2000 readiness. Based on the information provided through these contacts, the Company has not identified any major customer that appears to be at significant risk of not being Year 2000 ready. For this reason, the Company does not believe that this scenario is likely to occur. Nonetheless, the Company has assessed the effect of such a scenario by using current financial data. That data indicates that if the Company's twenty key industrial customers experienced significant reduced power needs for a period of one month, the Company's revenues would decrease by approximately 6% for that month.

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

        CONTINGENCY PLANS
        -----------------

        Contingency plans are being prepared to help ensure that the Company's critical business processes will continue to function on January 1, 2000 and beyond. The Company's contingency plans are being structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate internal risks, as well as potential risks in the supply chain of the Company's suppliers and customers. The Company's contingency plans will be developed by June 30, 1999 in accordance with the target dates established by the NRC and the NERC.

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

        Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ------  ----------------------------------------------------------


        During the three months ended March 31, 1999, the Company's market risk exposure was affected by the issuance of $400 million principal amount of Senior Notes, 5.95% Series due March 1, 2009. Total fixed rate long-term debt at March 31, 1999 was $1.975 billion, with an average interest rate of 7.02%. Related to the issuance, the Company settled its interest rate lock, receiving approximately $9.7 million which will reduce interest expense over the 10-year debt term. The proceeds from the issuance were used to reduce commercial paper borrowings. Total commercial paper outstanding at March 31, 1999 was $226 million, with an average interest rate of 4.87%.

        PART II.  OTHER INFORMATION

        Item 1. Legal Proceedings
        ------  ----------------

        Legal aspects of certain matters are set forth in Part I, Item 1.

        Item 2. Changes in Securities and Use of Proceeds
        ------- -----------------------------------------

        RESTRICTED STOCK AWARDS:

        (a) Securities Delivered. On March 25, 1999, 13,300 restricted shares of the Company's Common Stock were delivered to certain key employees pursuant to the terms of the Company's 1997 Equity Incentive Plan
        (Plan), which was approved by the Company's shareholders on May 7, 1997.
        Section 9 of the Plan provides for the granting of Restricted Stock by the Personnel, Executive Development and Compensation Committee (now know as the Committee on Organization and Compensation, (the Committee)) to key employees of the Company. The Common Stock delivered pursuant to the Plan were acquired in market transactions directly for the accounts of the recipients and do not represent newly-issued shares of the Company.

        (b) Underwriters and Other Purchasers. No underwriters were used in connection with the delivery of Common Stock described above. The
        Common Stock were delivered to certain key employees of the Company.
        The Plan defines "key employees" as an officer or other employee of the Company who, in the opinion of the Committee, can contribute significantly to the growth and profitability of, or perform services of major importance to, the Company.


        (c) Consideration. The Common Stock were delivered to provide an incentive to the employee recipients to exert their utmost efforts on the Company's behalf and thus enhance the Company's performance while aligning the employee's interest with those of the Company's shareholders.


        (d) Exemption from Registration Claimed. The Common Stock described in this Item were delivered on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933. Receipt of the Common Stock required no investment decision on the part of the recipients. All award decisions were made by the Committee, which consists entirely of non-employee directors.


        Item 5. Other Information
        ------  -----------------

        NCNG MERGER

        The Company has determined that the merger with North Carolina Natural Gas Corporation (NCNG) no longer qualifies for the pooling-of-interests method of accounting and will instead be accounted for as a purchase. As a result of this change, the Agreement and Plan of Merger the Company and NCNG entered into on November 10, 1998 was amended and restated, effective April 22, 1999. The Amended and Restated Merger Agreement reflects the change in the accounting treatment for the transaction and a related change concerning the calculation of the Exchange Ratio. The Board of Directors of both the Company and NCNG have approved the Amended and Restated Merger Agreement.

        The description of the Amended and Restated Merger Agreement set forth above does not purport to be complete and is qualified in its entirety by the provisions of the Amended and Restated Merger Agreement, which is attached hereto as Exhibit 2 and incorporated herein by reference.


        The pre-merger notification filings required by the Hart-Scott-Rodino Antitrust Act of 1976, as amended (HSR Act), were initially made by the Company and NCNG on March 30, 1999. On April 29, 1999, the Company withdrew and resubmitted its HSR Act notification in order to provide the Department of Justice with additional time for review. Both the North Carolina Utilities Commission (NCUC) and the South Carolina Public Service Commission (SCPSC) must approve the merger and the issuance of the Company's common stock in connection with the merger. During the month of May, the NCUC is scheduled to hold public hearings and an evidentiary hearing regarding the joint application for approval the Company and NCNG filed in connection with the merger on January 11, 1999. The SCPSC is expected to act as early as May 1999 on the application the Company filed in connection with the merger.

        POTENTIAL TRANSITION TO HOLDING COMPANY STRUCTURE
        -------------------------------------------------


        The Company is considering the formation of a holding company structure, in which the Company would become a subsidiary of a newly formed holding company. This conversion is being considered because of the advantages it might offer as the Company continues to confront the rapidly changing environment facing electric utilities. The holding company structure would allow greater organizational flexibility, including a clearer separation of regulated businesses from each other and from unregulated businesses such as energy services, telecommunications, and electric generation projects for wholesale markets. This structure would also offer greater financing flexibility, because the holding company would not be required to obtain utility commission approval each time it seeks to issue securities to raise cash or as consideration in acquisitions.

        The Company's shareholders would have to approve formation of a holding company structure, as would various regulatory authorities. If the Company converts to a holding company structure, each share of the Company's common stock will automatically be exchanged for one share of common stock of the new holding company. There can be no assurance as to when or whether the contemplated holding company structure will be submitted for shareholder approval or be established.


        Item 6. Exhibits and Reports on Form 8-K
        ------  --------------------------------

        (a) See EXHIBIT INDEX

        (b) Reports on Form 8-K filed during or with respect to the quarter:


               The Company filed a Current Report on Form 8-K on February 26, 1999, reporting under Item 7 the Company's 1998 Financial Statements and related exhibits.

               The Company filed a Current Report on Form 8-K on March 19, 1999, reporting under Item 5 the March 5, 1999 issuance of $400 million principal amount of Senior Notes, 5.95% Series due March 1, 2009. Exhibits related to the issuance were listed under Item 7 of the Report.

                                   SIGNATURES


        Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CAROLINA POWER & LIGHT COMPANY
                                       -------------------------------
                                                 (Registrant)


                                         By   /s/  Glenn E. Harder
                                           ---------------------------

                                                   Glenn E. Harder
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)








Date:    May 13, 1999

                                  EXHIBIT INDEX

        EXHIBIT NUMBER             DESCRIPTION


                  2 Agreement and Plan of Merger By and Among Carolina Power & Light Company, North Carolina Natural Gas Corporation and Carolina Acquisition Corporation, Dated as of November 10, 1998, as Amended and Restated as of April 22, 1999.


                 27           Financial Data Schedule