Form 10-Q
period 1999-06-30
CAROLINA POWER & LIGHT CO
filed 1999-08-12
CIK 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------
                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                                _______ to _______

                          Commission file number 1-3382
                                                 ------
                         CAROLINA POWER & LIGHT COMPANY
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           North Carolina                                  56-0165465
           --------------                                  ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)


        411 Fayetteville Street, Raleigh, North Carolina      27601-1748
        ------------------------------------------------      ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .
                                      ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (Without Par Value) shares outstanding at July 31, 1999: 159,581,559.

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

PART I. FINANCIAL INFORMATION
        ---------------------

Item 1. Financial Statements


------------------------------------------------------------------------------------------------------------

                                      Carolina Power & Light Company
                                (ORGANIZED UNDER THE LAWS OF NORTH CAROLINA)

                                 CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (NOT AUDITED BY INDEPENDENT AUDITORS)
                                               JUNE 30, 1999

------------------------------------------------------------------------------------------------------------
Statements of Income
                                                          Three Months Ended         Six Months Ended
                                                               June 30                    June 30
(In thousands except per share amounts)                   1999         1998          1999         1998
-----------------------------------------------------------------------------------------------------------
Operating Revenues
  Electric                                               $ 733,999    $  736,151   $1,472,558   $1,488,447
  Diversified businesses                                    28,823        12,790       53,166       21,990
-----------------------------------------------------------------------------------------------------------
     Total Operating Revenues                              762,822       748,941    1,525,724    1,510,437

Operating Expenses
  Fuel                                                     142,918       135,903      281,882      279,705
  Purchased power                                           96,961       102,711      182,183      188,052
  Other operation and maintenance                          164,819       165,607      307,786      322,400
  Depreciation and amortization                            121,284       123,597      241,840      245,610
  Taxes other than on income                                34,669        34,571       70,670       69,451
  Harris Plant deferred costs, net                           1,964         2,028        3,488        3,807
  Diversified businesses                                    42,836        24,931       81,096       47,552
-----------------------------------------------------------------------------------------------------------
      Total Operating Expenses                             605,451       589,348    1,168,945    1,156,577
-----------------------------------------------------------------------------------------------------------
Operating Income                                           157,371       159,593      356,779      353,860
-----------------------------------------------------------------------------------------------------------

Other Income (Expense)
  Interest income                                            2,270         1,037        4,563        4,474
  Other, net                                                (8,250)       (3,395)     (15,246)     (11,424)
-----------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                          (5,980)       (2,358)     (10,683)      (6,950)
-----------------------------------------------------------------------------------------------------------
Income before Interest Charges and Income Taxes            151,391       157,235      346,096      346,910
-----------------------------------------------------------------------------------------------------------
Interest Charges
  Long-term debt                                            43,993        43,998       86,394       86,820
  Other interest charges                                     3,042         2,719        5,803        5,330
  Allowance for borrowed funds used during                  (2,964)       (1,487)      (4,792)      (2,898)
construction
-----------------------------------------------------------------------------------------------------------
     Net Interest Charges                                   44,071        45,230       87,405       89,252
-----------------------------------------------------------------------------------------------------------
Income before Income Taxes                                 107,320       112,005      258,691      257,658
Income Taxes                                                44,161        46,536      103,320      105,619
-----------------------------------------------------------------------------------------------------------
Net Income                                                  63,159        65,469      155,371      152,039
Preferred Stock Dividend Requirements                          742           741        1,483        1,483
-----------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                $  62,417    $   64,728   $  153,888   $  150,556
-----------------------------------------------------------------------------------------------------------

Average Common Shares Outstanding                          144,466       143,892      144,380      143,829
Basic Earnings per Common Share                          $    0.43    $     0.45   $     1.07   $     1.05
Diluted Earnings per Common Share                        $    0.43    $     0.45   $     1.06   $     1.05
Dividends Declared per Common Share                      $   0.500    $    0.485   $    1.000   $    0.970


-----------------------------------------------------------------------------------------------------------
See Supplemental Data and Notes to Consolidated Interim Financial Statements.



Carolina Power & Light Company
BALANCE SHEETS                                                                       June 30                December 31
(In thousands)                                                                1999            1998          1998
------------------------------------------------------------------------------------------------------------------------
                                   ASSETS
Electric Utility Plant
  Electric utility plant in service                                           $  10,418,318  $ 10,199,995   $10,280,638
  Accumulated depreciation                                                       (4,685,796)    (4,358,703)   (4,496,632)
------------------------------------------------------------------------------------------------------------------------
         Electric utility plant in service, net                                   5,732,522     5,841,292     5,784,006
  Held for future use                                                                11,984        11,886        11,984
  Construction work in progress                                                     408,959       196,555       306,866
  Nuclear fuel, net of amortization                                                 184,095       218,506       196,684
------------------------------------------------------------------------------------------------------------------------
       Total Electric Utility Plant, Net                                          6,337,560     6,268,239     6,299,540
------------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                          81,303        40,336        28,872
  Accounts receivable                                                               448,655       484,812       406,418
  Taxes receivable                                                                        -             -        21,000
  Fuel                                                                               90,806        88,595        78,086
  Materials and supplies                                                            142,458       143,707       146,615
  Deferred fuel cost                                                                 44,411        25,914        42,647
  Prepayments                                                                         8,175         2,282        18,446
  Other current assets                                                               82,680        68,781        58,772
------------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                       898,488       854,427       800,856
------------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates                                     253,000       302,904       277,894
  Abandonment costs                                                                   9,005        24,397        16,083
  Harris Plant deferred costs                                                        58,341        61,839        60,021
  Unamortized debt expense                                                           16,922        37,712        27,010
  Nuclear decommissioning trust funds                                               345,947       286,301       310,702
  Miscellaneous other property and investments                                      398,087       253,380       294,678
  Other assets and deferred debits                                                  248,767       293,946       260,622
------------------------------------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                                   1,330,069     1,260,479     1,247,010
------------------------------------------------------------------------------------------------------------------------
            Total Assets                                                      $   8,566,117   $ 8,383,145    $8,347,406

------------------------------------------------------------------------------------------------------------------------
                       CAPITALIZATION AND LIABILITIES

Capitalization
  Common stock equity                                                         $   2,975,565   $ 2,836,285   $ 2,949,305
  Preferred stock - redemption not required                                          59,376        59,376        59,376
  Long-term debt, net                                                             2,716,447     2,581,325     2,614,414
------------------------------------------------------------------------------------------------------------------------
         Total Capitalization                                                     5,751,388     5,476,986     5,623,095
------------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                 201,610       168,075        53,172
  Accounts payable                                                                  231,787       277,812       265,163
  Taxes accrued                                                                      35,280        46,431             -
  Interest accrued                                                                   47,104        43,034        39,941
  Dividends declared                                                                 74,385        72,101        74,400
  Other current liabilities                                                         114,282        99,451       108,824
------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                  704,448       706,904       541,500
------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                               1,636,415     1,689,799     1,678,924
  Accumulated deferred investment tax credits                                       206,722       216,925       211,822
  Other liabilities and deferred credits                                            267,144       292,531       292,065
------------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                             2,110,281     2,199,255     2,182,811
------------------------------------------------------------------------------------------------------------------------
            Total Capitalization and Liabilities                              $   8,566,117  $  8,383,145  $  8,347,406
------------------------------------------------------------------------------------------------------------------------
SCHEDULES OF COMMON STOCK EQUITY
(In thousands)

  Common stock (without par value, authorized 200,000,000, issued and         $   1,383,143  $  1,369,636  $  1,374,773
    outstanding 151,337,503, 151,330,894 and 151,337,503 shares, respectively)
  Unearned ESOP common stock                                                       (144,254)     (157,306)     (152,979)
  Capital stock issuance expense                                                       (790)         (790)         (790)
  Retained earnings                                                               1,737,466     1,624,745     1,728,301
------------------------------------------------------------------------------------------------------------------------
         Total Common Stock Equity                                            $   2,975,565  $  2,836,285  $  2,949,305
------------------------------------------------------------------------------------------------------------------------
See Supplemental Data and Notes to Consolidated Interim Financial Statements.



Carolina Power & Light Company
STATEMENTS OF CASH FLOWS                                       Three Months Ended           Six Months Ended
                                                                    June 30                      June 30
(In thousands)                                              1999            1998         1999            1998
--------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                $    63,159     $   65,469   $  155,371      $  152,039
  Adjustments to reconcile net income to net cash provided
   by operating activities
      Depreciation and amortization                             143,534        144,886      286,905         290,047
      Harris Plant deferred costs                                 1,065          1,074        1,679           1,887
      Deferred income taxes                                     (15,407)       (13,145)     (32,805)        (36,602)
      Investment tax credit                                      (2,550)        (2,551)      (5,100)         (5,103)
      Deferred fuel cost (credit)                                (2,172)       (11,862)      (1,765)         (5,284)
      Net (increase) decrease in receivables, inventories,
prepaid expenses
                and other current assets                        (61,429)      (117,960)     (69,861)       (140,392)
      Net increase (decrease) in payables and accrued            36,676         50,781       55,432          94,011
expenses
      Miscellaneous                                              32,260         10,085       27,080          (3,046)
--------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities               195,136        126,777      416,936         347,557
--------------------------------------------------------------------------------------------------------------------
Investing Activities
  Gross property additions                                     (139,938)       (94,464)    (309,004)       (171,798)
  Nuclear fuel additions                                         (5,439)       (15,179)     (32,573)        (71,283)
  Contributions to nuclear decommissioning trust                 (7,712)        (7,688)     (17,995)        (17,939)
  Net cash flow of company-owned life insurance program          (6,729)        (2,797)      (6,850)         (2,524)
   Investment in non-electric activities                        (41,611)       (20,084)    (106,545)        (40,055)
--------------------------------------------------------------------------------------------------------------------

        Net Cash Used in Investing Activities                  (201,429)      (140,212)    (472,967)       (303,599)
--------------------------------------------------------------------------------------------------------------------
Financing Activities
  Proceeds from issuance of long-term debt                            -          1,001      400,970           1,001
  Net increase (decrease) in commercial paper classified as
                   long-term debt                               117,500        130,270     (144,750)        164,400
  Retirement of long-term debt                                      (47)       (40,000)      (1,683)        (41,476)
  Dividends paid on common and preferred stock                  (73,264)       (70,712)    (146,219)       (141,340)
  Miscellaneous                                                    (187)          (633)         144            (633)

--------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by (Used in) Financing                 44,002         19,926      108,462         (18,048)
Activities
--------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                        37,709          6,491       52,431          25,910
Cash and Cash Equivalents at Beginning of the Period             43,594         33,845       28,872          14,426
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period              $    81,303     $   40,336   $   81,303      $   40,336
--------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                      $    28,351     $   35,170   $   81,370      $   91,127
                              income taxes                  $   108,337     $  120,724   $  109,493      $  126,794
--------------------------------------------------------------------------------------------------------------------
See Supplemental Data and Notes to Consolidated Interim Financial Statements.

Carolina Power & Light Company
SUPPLEMENTAL  DATA                                    Three Months Ended           Six Months Ended
                                                            June 30                     June 30
                                                      1999          1998         1999          1998
-----------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)
  Retail                                              $  580,155    $ 593,570    $ 1,182,419   $ 1,191,332
  Wholesale                                              136,832      128,355        258,120       263,775
  Miscellaneous revenue                                   17,012       14,226         32,019        33,340
-----------------------------------------------------------------------------------------------------------

            Total Electric                               733,999      736,151      1,472,558     1,488,447
  Diversified businesses                                  28,823       12,790         53,166        21,990
-----------------------------------------------------------------------------------------------------------

            Total Operating Revenues                  $  762,822    $ 748,941    $ 1,525,724   $ 1,510,437
-----------------------------------------------------------------------------------------------------------

Energy Sales (millions of kWh)
Retail
  Residential                                              2,753        2,868          6,416         6,306
  Commercial                                               2,689        2,640          5,121         4,999
  Industrial                                               3,827        3,904          7,111         7,383
  Other                                                      326          318            638           632
-----------------------------------------------------------------------------------------------------------
          Total Retail                                     9,595        9,730         19,286        19,320
  Wholesale                                                3,772        3,447          7,042         7,316
-----------------------------------------------------------------------------------------------------------

            Total Energy Sales                            13,367       13,177         26,328        26,636
-----------------------------------------------------------------------------------------------------------

Energy Supply (millions of kWh)
  Generated - coal                                         6,840        6,779         13,392        13,565
                     nuclear                               5,405        5,069         11,145        10,658
                     hydro                                   145          266            355           641
                     combustion turbines                      47          140             67           159
  Purchased                                                1,392        1,415          2,320         2,571
-----------------------------------------------------------------------------------------------------------

            Total Energy Supply (Company Share)           13,829       13,669         27,279        27,594
-----------------------------------------------------------------------------------------------------------

Detail of Income Taxes (in thousands)
    Income tax expense (credit) - current             $   62,118    $  62,232    $   141,225    $  147,324
deferred                                                 (15,407)     (13,145)       (32,805)      (36,602)
investment tax credit                                     (2,550)      (2,551)        (5,100)       (5,103)
-----------------------------------------------------------------------------------------------------------

               Total Income Tax Expense               $   44,161    $  46,536    $   103,320    $  105,619
-----------------------------------------------------------------------------------------------------------
See Notes to Consolidated Interim Financial

Carolina Power & Light Company
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.       ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------
         A.       Organization.  Carolina Power & Light Company (the Company) is
                  -------------
                  a public service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina. The Company has no other material segments of business. Operating income on the Statements of Income includes approximately $171 million and $172 million attributable to the electric segment for the three months ended June 30, 1999 and 1998, respectively, and $385 million and $379 million for the six months ended June 30, 1999 and 1998, respectively.

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

2.       NCNG MERGER
         -----------
         On July 15, 1999, the Company completed the acquisition of North Carolina Natural Gas Corporation (NCNG) pursuant to the terms of an Agreement and Plan of Merger by and between the Company and NCNG dated November 10, 1998, as amended and restated April 22, 1999. Each outstanding share of NCNG common stock was converted into the right to receive 0.8054 shares of Company common stock which amounted to 8,244,056 Company shares, with cash being paid in lieu of fractional shares. NCNG is operating as a wholly-owned subsidiary of the Company.

         In conjunction with the merger, the Company and NCNG signed a joint stipulation agreement with the Public Staff of the North Carolina Utilities Commission (NCUC) in which the Company agreed to cap base retail electric rates, with limited exceptions, through December 2004, and NCNG agreed to cap margin rates for gas sales and transportation services, with limited exceptions, through November 1, 2003. Management is of the opinion that this agreement will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

3.       NUCLEAR DECOMMISSIONING
         -----------------------
         In the Company's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the NCUC and the South Carolina Public Service Commission and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdiction, the provisions for nuclear decommissioning costs are based on amounts agreed upon in applicable rate agreements. Based on the site-specific estimates discussed below, and using an assumed after-tax earnings rate of 7.75% and an assumed cost escalation rate of 4%, current levels of rate recovery for nuclear decommissioning costs are adequate to provide for decommissioning of the Company's nuclear facilities.


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

         The Financial Accounting Standards Board is proceeding with its project regarding accounting practices related to obligations associated with the retirement of long-lived assets, and an exposure draft of a proposed accounting standard is expected to be issued during the last half of 1999. It is uncertain when the final statement will be issued and what effects it may ultimately have on the Company's accounting for nuclear decommissioning and other retirement costs.

4.       COMMITMENTS AND CONTINGENCIES
         -----------------------------
         Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 1998, with respect to the commitments discussed in Note 12 of the financial statements included in the Company's 1998 Annual Report on Form 10-K.


         A.       Applicability of SFAS-71.  As a regulated entity,  the Company
                  -------------------------
                  is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS-71). Accordingly, the Company records certain assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under generally accepted accounting principles for unregulated entities. The Company's ability to continue to meet the criteria for application of SFAS-71 may be affected in the future by competitive forces, deregulation and restructuring in the electric utility industry. In the event that SFAS-71 no longer applied to a separable portion of the Company's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of electric utility plant assets as determined pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company's regulatory assets totaled $426 million, $493 million and $480 million as of June 30, 1999 and 1998 and December 31, 1998, respectively.


         B.       Claims  and  Uncertainties.  a)  The  Company  is  subject  to
                  ---------------------------
                  federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

                  Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under various federal and state laws. There are several manufactured gas plant (MGP) sites to which the Company and certain entities that were later merged into the Company had some connection. In this regard, the Company, along with others, is participating in a cooperative effort with the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM), which has established a uniform framework to address MGP sites. The investigation and remediation of specific MGP sites will be addressed pursuant to one or more Administrative Orders on Consent (AOC) between the DWM and the potentially responsible party or parties. The Company has signed AOCs to investigate certain sites and anticipates signing AOCs to remediate sites as well. The Company continues to identify parties connected to individual MGP sites, and to determine the relative relationships of the Company and other parties to those sites and the degree to which the Company will undertake efforts with others at individual sites. The Company does not expect the costs associated with these sites to be material to the financial position and results of operations of the Company.

                  The Company has been notified by regulators such as the North Carolina Department of Environment and Natural Resources, the South Carolina Department of Health and Environmental Control, and the United States Environmental Protection Agency of its involvement or potential involvement in several sites, other than MGP sites, that may require investigation and/or remediation. Although the Company may incur costs at these sites, based upon the current status of the sites, the Company does not expect those costs to be material to the results of operations of the Company.

                  The Company carries a liability for the estimated costs associated with certain remedial activities. This liability is not material to the financial position of the Company.

                  b) As required under the Nuclear Waste Policy Act of 1982, the Company entered into a contract with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.


                  In April of 1995, the DOE issued a final interpretation that it did not have an unconditional obligation to take spent nuclear fuel by January 31, 1998. In Indiana & Michigan Power
                                                       -------------------------
                  v. DOE,  the U.S.  Court of Appeals  vacated  the DOE's  final
                  ------
                  interpretation and ruled that the DOE had an unconditional obligation to begin taking spent nuclear fuel. The Court did not specify a remedy because the DOE was not yet in default.


                  After the DOE failed to comply with the  decision in Indiana &
                                                                       ---------
                  Michigan  Power v. DOE, a group of  utilities  (including  the
                  ----------------------
                  Company) petitioned the U.S. Court of Appeals in Northern States Power (NSP) v. DOE, seeking an order requiring the DOE to begin taking spent nuclear fuel by January 31, 1998. DOE took the position that their delay was unavoidable, and the DOE was excused from performance under the terms and conditions of the contract. The Court of Appeals issued an order which precluded DOE from treating the delay as an unavoidable delay. However, the Court of Appeals did not order the DOE to begin taking spent nuclear fuel, stating that the utilities had a potentially adequate remedy by filing a claim for damages under the contract.

                  After the DOE failed to begin taking spent nuclear fuel by January 31, 1998, a group of utilities (including the Company) filed a motion with the U.S. Court of Appeals to enforce the mandate in NSP v. DOE. Specifically, the utilities asked the
                             -----------
                  Court to permit the utilities to escrow their waste fee payments, to order the DOE not to use the waste fund to pay damages to the utilities, and to order the DOE to establish a schedule for disposal of spent nuclear fuel. The Court denied this motion based primarily on the grounds that a review of the matter was premature, and that some of the requested remedies fell outside of the mandate in NSP v. DOE.
                                                          -----------

                  Subsequently, a number of utilities each filed an action for damages in the Court of Claims and before the Court of Appeals. The Company is in the process of evaluating whether it should file a similar action for damages. In NSP v. United
                                                                   -------------
                  States,  the United  States  Court of Claims  decided that NSP
                  ------
                  must pursue its administrative remedies instead of filing an action in the Court of Claims. NSP has filed an interlocutory appeal to the U.S. Court of Appeals based on NSP's position that the Court of Claims has jurisdiction to decide the matter. A group of utilities (including the Company) has submitted an amicus brief in support of NSP's position.

                  The Company also continues to monitor legislation that has been introduced in Congress which might provide some limited relief. The Company cannot predict the outcome of this matter.

                  c) In the opinion of management, liabilities, if any, arising under other pending claims would not have a material effect on the financial position and results of operations of the Company.

5.       EARNINGS PER COMMON SHARE
         -------------------------
         Restricted stock awards and contingently issuable shares had a dilutive effect on earnings per share and increased the weighted-average number of common shares outstanding for dilutive purposes by 289,087 and 282,988 for the three and six months ended June 30, 1999, respectively, and by 260,173 and 237,980 for the three and six months ended June 30, 1998, respectively. The weighted-average number of common shares outstanding for dilutive purposes was 144.8 million and 144.7 million for three and six months ended June 30, 1999, respectively, and 144.2 million and 144.1 million for the three and six months ended June 30, 1998, respectively.

6.       NEW ACCOUNTING STANDARD
         -----------------------

         The Financial Accounting Standards Board (FASB) has delayed the effective date for Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The delay, published as SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB statement No. 133", changes the effective date to fiscal years beginning after June 15, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

                              RESULTS OF OPERATIONS
                For the Three and Six Months Ended June 30, 1999,
           As Compared With the Corresponding Periods One Year Earlier
           -----------------------------------------------------------

         Operating Revenues - Electric
         -----------------------------

         For the three and six months ended June 30, 1999, electric operating revenues were affected by the following factors (in millions):

                                                      Three Months    Six Months
                                                      ------------    ----------
Weather                                                 $  (20)        $   (18)
Customer growth/changes in usage patterns                   13              31
Price                                                       2              (15)
Sales to other utilities                                    1              (13)
Sales to North Carolina Eastern Municipal Power Agency     (1)               -
Other                                                       3               (1)
                                                            -               ---

   Total                                                $  (2)         $   (16)
                                                           ===             ====



         The decrease in the weather component of revenue for both periods is the result of milder than normal temperatures in the current periods as compared to prior periods. The increase in the customer growth/changes in usage patterns component of revenue for both comparison periods reflects continued growth in the number of customers served by the Company; while residential and commercial sales increased for the six-month period, industrial sales have decreased, primarily reflecting a cyclical decline in the chemical and textile industries. During the three-month period, the price component of revenues was negatively impacted by the effect of real-time pricing on sales to industrial customers which was more than offset by other price-related increases, primarily due to changes in the price structure of the contract between the Company and North Carolina Electric Membership Corporation. The price-related decrease for the six-month period is primarily due to the effect of real-time pricing on sales to industrial customers. The decrease in sales to other utilities for the six-month period is primarily due to milder temperatures in the Northeast and Midwest during the first quarter of 1999 and to the expiration of long-term sales agreements.


         Operating Expenses - Electric
         -----------------------------
         Other operation and maintenance expense decreased during the six months ended June 30, 1999 primarily due to the timing of plant outages.

         Diversified Business Operations
         -------------------------------
         Operating  revenues and  expenses of  diversified  business  operations primarily reflect results of two of the Company's subsidiaries, Strategic Resource Solutions Corp. (SRS) and Interpath Communications, Inc. (Interpath). The increase in operating revenues for the three- and six-month periods is primarily due to an increase in the customer base of both subsidiaries. The increase in operating expenses for the three- and six-month periods is primarily attributable to Interpath's business expansion program. Operating expenses at SRS did not increase significantly due to cost-cutting measures implemented during 1998 and early 1999.

               MATERIAL CHANGES IN LIQUIDITY AND CAPITAL RESOURCES
                For the Three and Six Months Ended June 30, 1999
               ---------------------------------------------------

         Cash Flow and Financing
         -----------------------
         On March 5, 1999 the Company issued $400 million principal amount of Senior Notes, 5.95% Series due March 1, 2009. The net proceeds from the issuance were used to reduce commercial paper borrowings.

         As of June 30, 1999, the Company's revolving credit facilities totaled $750 million, all of which are long-term agreements supporting its commercial paper borrowings. The Company is required to pay minimal annual commitment fees to maintain its credit facilities. Consistent with management's intent to maintain its commercial paper on a long-term basis, and as supported by its long-term revolving credit facilities, the Company included in long-term debt all commercial paper outstanding of approximately $337 million, $410 and $488 million as of June 30, 1999, June 30, 1998 and December 31, 1998, respectively.

         The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" by Standard and Poor's and "A+" by Duff and
         Phelps. Moody's Investors Service, Standard and Poor's and Duff and Phelps have rated the Company's commercial paper "P-1", "A-1" and "D-1", respectively.



                                  OTHER MATTERS
                                  -------------
         NCNG Merger
         -----------
         On July 15, 1999, the Company completed the acquisition of NCNG pursuant to the terms of an Agreement and Plan of Merger by and between the Company and NCNG dated November 10, 1998, as amended and restated April 22, 1999. Each outstanding share of NCNG common stock was converted into the right to receive 0.8054 shares of Company common stock which amounted to 8,244,056 Company shares, with cash being paid in lieu of fractional shares. NCNG is operating as a wholly-owned subsidiary of the Company.

         In conjunction with the merger, the Company and NCNG signed a joint stipulation agreement with the Public Staff of the NCUC in which the Company agreed to cap base retail electric rates, with limited exceptions, through December 2004, and NCNG agreed to cap margin rates for gas sales and transportation services, with limited exceptions, through November 1, 2003. Management is of the opinion that this agreement will not have a material adverse effect on the consolidated results of operations or financial position of the Company.


         Competition
         -----------
         Wholesale Competition
         ---------------------
         On May 13, 1999, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR) on Regional Transmission Organizations (RTOs). This NOPR proposes to set minimum characteristics and functions for transmission entities, including independent system operators and transmission companies, to become FERC-approved RTOs. The NOPR does not require RTO membership for all utilities by a certain date. Initial comments on the NOPR are due on August 23, 1999 and reply comments are due on September 29, 1999. The FERC is expected to issue a final rule by the end of this year. The Company will submit comments regarding the NOPR and may file reply comments as well. The Company continues to evaluate the potential effects of this NOPR. The Company cannot predict the outcome of this matter.


         North Carolina Activities
         -------------------------
         In May 1999, the North Carolina General Assembly approved legislation that expanded from 23 to 29 members the study commission it established to evaluate the future of electric service in the state. All 29 study commission members have been appointed. The study commission is expected to resume its meetings in August and to make its final report to the North Carolina General Assembly during 2000. The Company cannot predict the outcome of this matter.

         South Carolina Activities
         -------------------------
         The 1999 session of the South Carolina General Assembly adjourned in June 1999, without approving any legislation regarding electric industry restructuring. The South Carolina General Assembly is expected to continue considering the electric industry restructuring bills that were introduced this year during its 2000 legislative session. The Company cannot predict the outcome of this matter.

         Federal Activities
         ------------------
         Several bills regarding electric industry restructuring have been introduced in Congress this year. A draft bill is expected to be introduced in the House Commerce Committee sometime during the fall of 1999. The Company cannot predict the outcome of this matter.

         Company  Activities
         -------------------
         The Company and Southern Natural Gas Company, a subsidiary of SONAT, Inc., have delayed the planned-in-service date of the Palmetto Interstate Pipeline. In conjunction with this delay, on-going route selection and survey activities have been suspended. Since the announcement of the Palmetto Interstate Pipeline in March, two other competing pipelines have been proposed. The delay with allow the Company to analyze those alternatives. The Company cannot predict the outcome of this matter.


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


         The Company began addressing the Year 2000 issue in 1994 by beginning to assess its business computer systems, such as general ledger, payroll, customer billing and inventory control. The majority of these systems were corrected and have been running in the Company's day-to-day computing environment since 1996. Also, by the mid-1990s, two major accounting systems were replaced with systems that were designed to be Year 2000 ready. The Company has addressed the remaining business systems and will conduct supplementary testing, as appropriate.


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

         The Company has used a multi-step approach in conducting its Year 2000 Project. These steps are: inventory, assessment, remediation and testing, and contingency planning. The first step, an inventory of all systems and devices with potential Year 2000 problems, was completed in January 1998. The next step, completed in the first half of 1998, was to conduct an initial assessment of the inventory to determine the state of its Year 2000 readiness. As part of the assessment phase, remediation strategies were identified and remediation cost estimates were developed. The Company has utilized both internal and external resources to remediate and test for Year 2000 readiness. The Company's primary approach has been for the Corporate Year 2000 Program Office to provide overall leadership and direction and assign responsibility to individual departments and business units for Year 2000 readiness in their respective areas. Staffing decisions regarding the labor required to complete the project have been made at the department/business unit level. Several hundred of the Company's employees as well as contract personnel have been used on this effort. Vendor labor has also been occasionally used. The Company achieved its goal of Year 2000 readiness for all critical systems by the June 30,1999 target date with one exception. This exception is a power plant system that will be replaced during a planned outage this fall. Supplementary testing to maintain Year 2000 readiness will continue through 1999, as appropriate.

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

         Costs
         -----
         As of June 30, 1999, the total remaining cost of the Year 2000 Project is estimated at $7 million. To date, the Company has incurred and expensed approximately $13 million related to the inventory, assessment and remediation of non-compliant systems, equipment and applications. The remaining $7 million budgeted for the Year 2000 Project includes the following expenditures: $2.5 million for meters to be installed during the remainder of 1999, $1.5 million for compliance efforts at non-regulated subsidiaries of the Company, $2 million for remaining project costs to be incurred during the balance of 1999 and into 2000, and $1 million for Year 2000 readiness contingencies. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived using assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

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

         Contingency Plans
         -----------------
         Contingency plans have been prepared to help ensure that the Company's critical business processes will continue to function on January 1, 2000 and beyond. The Company's contingency plans are structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate internal risks, as well as potential risks in the supply chain of the Company's suppliers and customers. The Company's contingency plans were developed by June 30, 1999 in accordance with the target dates established by the Nuclear Regulatory Commission and the North American Electric Reliability Council (NERC).

         The Company has developed contingency plans to mitigate the risk associated with the failure of critical vendors or suppliers. Based on the Company's on-going assessment of the risk of non-compliance, the Company will take action up to and including entering into a business relationship with an alternate vendor or supplier.

         One of the Company's emergency contingency plans specifically addresses emergency scenarios that may arise due to the fact that electric utility systems throughout the southeast region of the United States are interconnected. The Company has been working actively with the NERC and the Southeastern Electric Reliability Council to address the issue of overall grid reliability and protection. In order to mitigate the risk of cascading regional electric failures, the Company can, as a last resort, isolate its transmission system either automatically or manually. The Company's emergency readiness contingency plan includes the performance of regular training exercises that include simulated disaster recovery scenarios. As part of its Year 2000 contingency planning, the Company is reviewing its disaster recovery scenarios to identify those that can be used specifically for Year 2000 readiness training.

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------
         During the six months ended June 30, 1999, the Company's market risk exposure was affected by the issuance of $400 million principal amount of Senior Notes, 5.95% Series due March 1, 2009. Total fixed rate long-term debt at June 30, 1999 was $1.975 billion, with an average interest rate of 7.02%. Related to the issuance, the Company settled its interest rate lock, receiving approximately $9.7 million which will reduce interest expense over the 10-year debt term. The proceeds from the issuance were used to reduce commercial paper borrowings. Total commercial paper outstanding at June 30, 1999 was $337 million, with an average interest rate of 5.03%.

         PART II.  OTHER INFORMATION
                   -----------------

         Item 1.  Legal Proceedings
         -------  -----------------

         Legal aspects of certain matters are set forth in Part I, Item I Notes to the Consolidated Interim Financial Statements, Note 4: Commitments and Contingencies.


         Item 2.  Changes in Securities and Use of Proceeds
         -------  -----------------------------------------

         STRATEGIC RESOURCE SOLUTIONS CORP.


         (a)  Securities  Issued.  On August 9, 1999,  the Company  issued 4,239
              -------------------
         shares of its Common Stock (Common Shares) in connection with the June 5, 1997 merger of Knowledge Builders, Inc. (KBI) into a wholly-owned subsidiary of the Company (CaroCapital, Inc., a North Carolina Enterprise Corporation since renamed Strategic Resource Solutions
         Corp). Of these, 3,903 shares were issued as post-closing merger consideration to the former holders of KBI common stock for KBI shares that were canceled in the merger. The remaining 336 shares were issued as incentive compensation payments based upon the 1998 performance of SRS and its subsidiaries arising under incentive compensation agreements entered into pursuant to the merger agreement with KBI.


         (b) Underwriters  and Other  Purchasers.  No underwriters  were used in
             ------------------------------------
         connection with this issuance of Common Shares. The Common Shares were issued (A) as merger consideration to former holders of KBI common stock whose KBI shares were canceled in the merger and (B) as incentive compensation payments to certain SRS employees based upon the 1998 performance of SRS.


         (c)  Consideration.  The  consideration  for 3,903 of the Common Shares
              --------------
         issued was the cancellation of former shares of KBI in the merger. The other 336 Common Shares were issued as compensation pursuant to certain incentive compensation award agreements.


         (d) Exemption from  Registration  Claimed.  The Common Shares described
             --------------------------------------
         above were issued on the basis of an exemption from registration  under
         Section 4(2) of the Securities Act of 1933. The Common Shares were issued to a limited number of persons and subjected to restrictions on resale appropriate for private placements, and appropriate disclosure was made to all persons to whom Common Shares were issued.


         RESTRICTED STOCK AWARDS:


         (a)  Securities  Delivered.  On July 21,  1999,  10,400  shares  of the
              ----------------------
         Company's Common Shares were delivered to a certain key employee of the Company pursuant to the terms of the Company's 1997 Equity Incentive Plan (Plan), which was approved by the Company's shareholders on May 7, 1997. Section 9 of the Plan provides for the granting of Restricted Stock by the Personnel, Executive Development and Compensation Committee (now known as the Committee on Organization and Compensation), (the Committee) to key employees of the Company. The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the account of the recipient and do not represent newly-issued shares of the Company.

         (b) Underwriters  and Other  Purchasers.  No underwriters  were used in
             ------------------------------------
         connection with the delivery of Common Shares described above. The Common Shares were delivered to a certain key employee of the Company. The Plan defines "key employee" as an officer or other employee of the Company who, in the opinion of the Committee, can contribute significantly to the growth and profitability of, or perform services of major importance to, the Company.

         (c)  Consideration.  The Common  Shares  were  delivered  to provide an
              --------------
         incentive to the employee recipient to exert their utmost efforts on the Company's behalf and thus enhance the Company's performance while aligning the employee's interest with those of the Company's shareholders.


         (d) Exemption from Registration Claimed. The Common Shares described in
             ------------------------------------
         this Item were delivered on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933. Receipt of the Common Shares required no investment decision on the part of the recipient. All award decisions were made by the Committee, which consists entirely of non-employee directors.


         Item 4.  Submission of Matter to a Vote of Security Holders
         -------  --------------------------------------------------

         a)   The Annual Meeting of the Shareholders was held on May 12, 1999.

         b) The meeting involved the election of one Class II director to serve a one-year term and four Class I directors to serve for three-year terms. Proxies for the meeting were solicited pursuant to Regulation 14. There was no solicitation in opposition to management's nominees as listed below, and all nominees were elected


         c) The total votes for the election of directors were as follows:

       Class II                     Votes For          Votes Withheld
       --------                     ---------          --------------
       (Term expiring in 2000)

       Sherwood H. Smith Jr.        130,726,989        1,993,640

       Class I
       -------
       (Term expiring in 2002)

       Leslie M. Baker Jr.          130,817,610        1,903,019
       John H. Mullin II            130,592,003        2,128,626
       William O. McCoy             130,742,209         1,978,420
       J. Tylee Wilson              130,726,517        1,994,112


         Item 5.  Other Information
         -------  -----------------

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


         SALE OF SRS's Lighting Division
         -------------------------------

         On July 2, 1999, SRS completed the sale of its lighting division to SLI, Inc.

         CONTINUED OWNERSHIP OF INTERPATH
         --------------------------------
         The  Company  is  currently   examining   strategic  options  regarding
         continued ownership of Interpath and expects to announce its intentions later this year.

         Item 6.  Exhibits and Reports on Form 8-K
         -------  --------------------------------
         (a)    See EXHIBIT INDEX

         (b)    Reports on Form 8-K filed during or with respect to the quarter:

                  The Company filed a Current Report on Form 8-K on July 22, 1999, reporting under Item 5 the July 15, 1999 completion of the Company's acquisition of NCNG. Exhibits related to the issuance were listed under Item 7 of the Report.

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


                                                CAROLINA POWER & LIGHT COMPANY
                                                ------------------------------
                                                       (Registrant)


                                          By   /s/     Glenn E. Harder
                                             -----------------------------------
                                                       Glenn E. Harder
                                                Executive Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)







Date:     August 12, 1999

                                  EXHIBIT INDEX

         Exhibit Number                           Description

                    27                            Financial Data Schedule