Form 10-Q
period 1999-09-30
CAROLINA POWER & LIGHT CO
filed 1999-11-15
CIK 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

       [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________.

                          Commission file number 1-3382
                                                 ------

                         CAROLINA POWER & LIGHT COMPANY
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             North Carolina                            56-0165465
             --------------                            ----------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

  411 Fayetteville Street, Raleigh, North Carolina       27601-1748
  ------------------------------------------------       ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (Without Par Value) shares outstanding at October 31, 1999: 159,589,744.

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

Examples of factors that should be considered with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: Governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the North Carolina Utilities Commission and the Public Service Commission of South Carolina); general industry trends; operation of nuclear power facilities; availability of nuclear waste storage facilities; nuclear decommissioning costs; changes in the economy of areas served by the Company; legislative and regulatory initiatives that impact the speed and degree of industry restructuring; ability to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from industry restructuring; competition from other energy suppliers; ability of the Company and its suppliers and customers to successfully address Year 2000 readiness issues; weather conditions; catastrophic weather, such as hurricanes and flooding, and the related-damage; market demand for energy; inflation; capital market conditions; the success of the Company's diversified businesses; the proposed merger with Florida Progress Corporation; unanticipated changes in operating expenses and capital expenditures and legal and administrative proceedings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the effect of each such factor on the Company.

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements
-------      --------------------
-----------------------------------------------------------------------

                         CAROLINA POWER & LIGHT COMPANY
                  (ORGANIZED UNDER THE LAWS OF NORTH CAROLINA)

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                      (NOT AUDITED BY INDEPENDENT AUDITORS)
                               SEPTEMBER 30, 1999

-----------------------------------------------------------------------

STATEMENTS OF INCOME
                                                           Three Months Ended       Nine Months Ended
                                                              September 30             September 30
(In thousands except per share amounts)                    1999         1998         1999         1998
-----------------------------------------------------------------------------------------------------------
OPERATING REVENUES
  Electric                                               $  947,233   $  946,188  $ 2,419,791  $ 2,434,635
  Natural gas                                                48,041            -       48,041            -
  Diversified businesses                                     29,482       18,103       82,648       40,093
-----------------------------------------------------------------------------------------------------------
     Total Operating Revenues                             1,024,756      964,291    2,550,480    2,474,728
OPERATING EXPENSES
  Fuel used in electric generation                          161,495      162,925      443,377      442,630
  Purchased power                                           120,938      113,323      303,121      301,375
  Gas purchased for resale                                   38,026            -       38,026            -
  Other operation and maintenance                           183,576      144,033      491,362      466,433
  Depreciation and amortization                             126,447      121,377      368,287      366,987
  Taxes other than on income                                 39,419       39,798      110,089      109,249
  Harris Plant deferred costs, net                            1,970        1,644        5,458        5,451
  Diversified businesses                                     43,922       26,655      125,018       74,206
-----------------------------------------------------------------------------------------------------------
      Total Operating Expenses                              715,793      609,755    1,884,738    1,766,331
-----------------------------------------------------------------------------------------------------------
OPERATING INCOME                                            308,963      354,536      665,742      708,397
-----------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Interest income                                             2,303        1,536        6,866        6,010
  Other, net                                                (16,447)      (5,241)     (31,693)     (16,665)
-----------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                          (14,144)      (3,705)     (24,827)     (10,655)
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INTEREST CHARGES AND INCOME TAXES             294,819      350,831      640,915      697,742
-----------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Long-term debt                                             45,926       42,437      132,320      129,257
  Other interest charges                                      3,060        3,050        8,863        8,380
  Allowance for borrowed funds used during construction      (2,976)      (2,108)      (7,768)      (5,006)
-----------------------------------------------------------------------------------------------------------
     Net Interest Charges                                    46,010       43,379      133,415      132,631
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                  248,809      307,452      507,500      565,111
INCOME TAXES                                                100,955      121,428      204,275      227,047
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                  147,854      186,024      303,225      338,064
PREFERRED STOCK DIVIDEND REQUIREMENTS                           742          742        2,225        2,225
-----------------------------------------------------------------------------------------------------------
EARNINGS FOR COMMON STOCK                               $   147,112  $   185,282  $   301,000  $   335,839
-----------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                           151,581      144,001      146,807      143,887
BASIC EARNINGS PER COMMON SHARE                         $      0.97  $      1.29  $      2.05  $      2.33
DILUTED EARNINGS PER COMMON SHARE                       $      0.97  $      1.28  $      2.05  $      2.33
DIVIDENDS DECLARED PER COMMON SHARE                     $     0.500  $     0.485  $     1.500  $     1.455


See Supplemental Data and Notes to Consolidated Interim Financial Statements.


Carolina Power & Light Company
BALANCE SHEETS                                                September 30                December 31
(In thousands)                                               1999              1998           1998
------------------------------------------------------------------------------------------------------
                                   ASSETS
UTILITY PLANT
  Electric utility plant in service                         $ 10,571,157  $ 10,238,675   $ 10,280,638
  Gas utility plant in service                                   352,571             -              -
  Accumulated depreciation                                    (4,898,618)   (4,436,187)    (4,496,632)
------------------------------------------------------------------------------------------------------
         Utility plant in service, net                          6,025,110    5,802,488      5,784,006
  Held for future use                                              11,984       11,886         11,984
  Construction work in progress                                   475,967      255,005        306,866
  Nuclear fuel, net of amortization                               185,874      205,881        196,684
------------------------------------------------------------------------------------------------------
         Total Utility Plant, Net                               6,698,935    6,275,260      6,299,540
------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                        76,651       24,571          28,872
  Accounts receivable                                             482,474      498,632         406,418
  Taxes receivable                                                      -            -          21,000
  Inventory                                                       230,498      201,565         224,701
  Deferred fuel cost                                               79,623       42,240          42,647
  Prepayments                                                      16,051       10,769          18,446
  Other current assets                                            146,603       65,191          58,772
------------------------------------------------------------------------------------------------------
         Total Current Assets                                   1,031,900      842,968         800,856
------------------------------------------------------------------------------------------------------
DEFERRED DEBITS AND OTHER ASSETS
  Income taxes recoverable through future rates                   240,059      290,278         277,894
  Abandonment costs                                                 5,372       19,531          16,083
  Harris Plant deferred costs                                      57,253       61,134          60,021
  Unamortized debt expense                                         16,546       32,348          27,010
  Nuclear decommissioning trust funds                             358,707      298,280         310,702
  Miscellaneous other property and investments                    420,923      269,636         294,678
  Goodwill                                                        288,835       58,670          64,952
  Other assets and deferred debits                                176,593      213,827         195,670
------------------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                 1,564,288    1,243,704       1,247,010
------------------------------------------------------------------------------------------------------
            TOTAL ASSETS                                    $   9,295,123 $  8,361,932     $ 8,347,406
------------------------------------------------------------------------------------------------------

                       CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common stock equity                                       $  3,410,638  $  2,957,164     $ 2,949,305
  Preferred stock - redemption not required                       59,376        59,376          59,376
  Long-term debt, net                                         2,800,068      2,535,409       2,614,414
------------------------------------------------------------------------------------------------------
         Total Capitalization                                 6,270,082     5,551,949        5,623,095
------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt                             150,000        73,172           53,172
  Accounts payable                                              314,748       224,491          265,163
  Taxes accrued                                                  90,503       124,659                -
  Interest accrued                                               29,610        29,360           39,941
  Dividends declared                                             78,579        72,206           74,400
  Notes payable                                                 100,000             -                -
  Other current liabilities                                     139,065       106,237          108,824
------------------------------------------------------------------------------------------------------
         Total Current Liabilities                              902,505       630,125          541,500
------------------------------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes                           1,642,591     1,671,677        1,678,924
  Accumulated deferred investment tax credits                   206,303       214,374          211,822
  Other liabilities and deferred credits                        273,642       293,807          292,065
------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities         2,122,536     2,179,858        2,182,811
------------------------------------------------------------------------------------------------------
            TOTAL CAPITALIZATION AND LIABILITIES           $  9,295,123  $  8,361,932     $  8,347,406
------------------------------------------------------------------------------------------------------
SCHEDULES OF COMMON STOCK EQUITY
(In thousands)
  Common stock (without par value, authorized              $  1,745,521  $  1,372,267     $  1,374,773
                200,000,000, issued and outstanding
                159,589,744, 151,330,894 and 151,337,503
                shares, respectively)
  Unearned ESOP common stock                                   (142,077)     (154,356)        (152,979)
  Capital stock issuance expense                                   (793)         (790)            (790)
  Retained earnings                                           1,807,987     1,740,043        1,728,301
------------------------------------------------------------------------------------------------------
         Total Common Stock Equity                         $  3,410,638  $  2,957,164    $   2,949,305
------------------------------------------------------------------------------------------------------

See Supplemental Data and Notes to Consolidated Interim Financial Statements.


Carolina Power & Light Company
STATEMENTS OF CASH FLOWS                                        Three Months Ended             Nine Months Ended
                                                                   September 30                 September 30
(In thousands)                                                     1999      1998               1999     1998
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                $   147,854      $ 186,024    $  303,225     $  338,064
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                             150,114        145,655       437,019        435,702
      Harris Plant deferred costs                                 1,088            704         2,767          2,591
      Deferred income taxes                                       2,363         (8,193)      (30,442)       (44,795)
      Investment tax credit                                      (2,599)        (2,551)       (7,699)        (7,654)
      Deferred fuel credit                                      (35,212)       (16,326)      (36,977)       (21,610)
      Net (increase) decrease in receivables, inventories,
           prepaid expenses and other current assets            (63,323)        11,216      (133,184)      (129,176)
      Net increase (decrease) in payables and accrued            38,664         29,217        94,096        123,228
           expenses
      Other                                                      33,970         40,631        61,050         37,584
--------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities               272,919        386,377       689,855        733,934
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Gross property additions                                     (219,093)      (124,512)     (528,097)      (296,310)
  Nuclear fuel additions                                        (22,145)       (24,796)      (54,718)       (96,079)
  Contributions to nuclear decommissioning trust                 (7,712)        (7,720)      (25,707)       (25,659)
  Net cash flow of company-owned life insurance program             182            119        (6,668)        (2,405)
  Investment in non-utility activities                          (32,517)       (32,899)     (139,062)       (72,954)
--------------------------------------------------------------------------------------------------------------------
         Net Cash Used in Investing Activities                 (281,285)      (189,808)     (754,252)      (493,407)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                            -          2,789       400,970          3,790
  Net increase (decrease) in short-term notes payable           100,000              -       100,000              -
  Net increase (decrease) in commercial paper classified as
         long-term debt                                          82,750          2,000       (62,000)       166,400
  Retirement of long-term debt                                 (111,608)      (146,513)     (113,291)      (187,989)
  Dividends paid on common and preferred stock                  (73,139)       (70,620)     (219,358)      (211,960)
  Other                                                           3,835             10         3,979           (623)
--------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by (Used in) Financing  Activities     1,838       (212,334)      110,300       (230,382)
--------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (6,528)       (15,765)       45,903         10,145
INCREASE IN CASH FROM ACQUISITION (SEE NONCASH ACTIVITIES)        1,876              -         1,876              -
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD             81,303         40,336        28,872         14,426
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD              $    76,651      $  24,571    $   76,651     $   24,571
--------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period - interest                      $    65,951      $  57,868    $  147,321     $  148,995
                              income taxes                  $    65,080      $  67,232    $  174,573     $  194,026
--------------------------------------------------------------------------------------------------------------------


NONCASH ACTIVITIES
In July 1999, the Company purchased all outstanding shares of North Carolina Natural Gas Corporation (NCNG). In conjunction with the purchase of NCNG, the Company issued approximately $360 million in common stock.

See Supplemental Data and Notes to Consolidated Interim Financial Statements.

Carolina Power & Light Company
SUPPLEMENTAL DATA

                                                   Three Months Ended          Nine Months Ended
                                                      September 30               September 30
                                                    1999         1998         1999          1998
----------------------------------------------------------------------------------------------------
OPERATING REVENUES (IN THOUSANDS)
ELECTRIC
  Retail                                         $  754,985   $  772,029  $  1,937,404  $  1,963,361
  Wholesale                                         172,127      154,703       430,247       418,478
  Miscellaneous revenue                              20,121       19,456        52,140        52,796
----------------------------------------------------------------------------------------------------
            TOTAL ELECTRIC                          947,233      946,188     2,419,791     2,434,635
  Natural gas                                        48,041            -        48,041             -
  Diversified businesses                             29,482       18,103        82,648        40,093
----------------------------------------------------------------------------------------------------
            TOTAL OPERATING REVENUES            $ 1,024,756   $  964,291   $ 2,550,480   $ 2,474,728
----------------------------------------------------------------------------------------------------
ENERGY SALES
  ELECTRIC (MILLIONS OF KWH)
     Retail
        Residential                                   4,001        4,074        10,417        10,380
        Commercial                                    3,221        3,189         8,342         8,187
        Industrial                                    3,711        3,843        10,822        11,226
        Other retail                                    410          405         1,048         1,037
----------------------------------------------------------------------------------------------------
          Total Retail                               11,343       11,511        30,629        30,830
     Wholesale                                        4,166        3,939        11,208        11,256
----------------------------------------------------------------------------------------------------
          TOTAL ELECTRIC                             15,509       15,450        41,837        42,086
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
  NATURAL GAS (THOUSANDS OF DT)                      12,737            -        12,737             -
----------------------------------------------------------------------------------------------------
ELECTRIC ENERGY SUPPLY (MILLIONS OF KWH)
  Generated - coal                                    8,224        7,889        21,616        21,454
              nuclear                                 5,598        5,865        16,743        16,523
              hydro                                      80           73           435           714
              combustion turbines                       355          212           422           371
  Purchased                                           1,890        1,907         4,210         4,478
----------------------------------------------------------------------------------------------------
      TOTAL ELECTRIC ENERGY SUPPLY (COMPANY SHARE)   16,147       15,946        43,426        43,540
----------------------------------------------------------------------------------------------------
DETAIL OF INCOME TAXES (IN THOUSANDS)
  Income tax expense (benefit) - current         $  101,191   $  132,172   $   242,416   $   279,496
                                 deferred             2,363       (8,193)      (30,442)      (44,795)
                                 investment          (2,599)      (2,551)       (7,699)       (7,654)
                                 tax credit
----------------------------------------------------------------------------------------------------
               TOTAL INCOME TAX EXPENSE          $  100,955   $  121,428   $   204,275   $   227,047
----------------------------------------------------------------------------------------------------

See Notes to Consolidated Interim Financial Statements.

Carolina Power & Light Company
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.       ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

         Organization. Carolina Power & Light Company (the Company) is a public service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina, and the transmission, distribution and sale of natural gas in portions of North Carolina.

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

2.       FLORIDA PROGRESS CORPORATION MERGER
         -----------------------------------

         On August 22, 1999, the Company and Florida Progress Corporation (FPC), a Florida corporation, entered into an agreement and Plan of Exchange (the Agreement) among the Company, FPC and CP&L Holdings, Inc. (Holdco), a North Carolina corporation and wholly-owned subsidiary of the Company. The Company is currently in the process of creating a holding company structure with Holdco as the holding company.

         Under the terms of the Agreement, all outstanding shares of common stock, no par value, of FPC common stock would be acquired by Holdco in a statutory share exchange. Each share of FPC common stock, at the election of the holder, will be exchanged for (i) $54.00 in cash, or
         (ii) the number of shares of common stock, no par value, of Holdco equal to the ratio determined by dividing $54.00 by the average of the closing sale price per share of Holdco common stock (Final Stock Price) as reported on the New York Stock Exchange composite tape for the twenty consecutive trading days ending with the fifth trading day immediately preceding the closing date for the exchange, or (iii) a combination of cash and Holdco common stock; provided, however, that shareholder elections shall be subject to allocation and proration to achieve a mix of the aggregate exchange consideration that is 65% cash and 35% common stock. The number of shares of Holdco common stock that will be issued as stock consideration will vary if the Final Stock Price is within a range of $37.13 to $45.39, but not outside that range. Thus, the maximum number of shares of Holdco common stock into which one share of FPC common stock could be exchanged would be 1.4543, and the minimum would be 1.1897.

         The transaction has been approved by the Board of Directors of FPC and the Company. Consummation of the exchange is subject to the satisfaction or waiver of certain closing conditions, including among others, the approval of shareholders of FPC and the approval by the shareholders of Holdco of the issuance of Holdco common stock in the exchange, the approval or regulatory review by the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission, the Nuclear Regulatory Commission, the North Carolina Utilities Commission (NCUC), and certain other federal and state regulatory bodies, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. In addition, FPC's obligation to consummate the exchange is conditioned upon the Final Stock Price being not less than $30.00. Both the Company and FPC have agreed to certain undertakings and limitations regarding the conduct of their respective businesses prior to the closing of the transaction. The transaction is expected to be completed by the end of 2000.

         Either party may terminate the Agreement under certain circumstances, including if the exchange has not been consummated on or before December 31, 2000; provided that if certain conditions have not been satisfied on December 31, 2000 but all other conditions have been satisfied or waived then such date shall be June 30, 2001. In the event that FPC or the Company terminate the Agreement in certain limited circumstances, FPC would be required to pay the Company a termination fee of $150 million, plus the Company's reasonable out-of-pocket expenses which are not to exceed $25 million in the aggregate.


3.       NCNG ACQUISITION

         On July 15, 1999, the Company completed the previously-announced acquisition of North Carolina Natural Gas Corporation (NCNG) for a purchase price of approximately $364 million. Each outstanding share of NCNG common stock was converted into the right to receive 0.8054 shares of Company common stock, resulting in the issuance of approximately 8.3 million shares of Company common stock. The merger has been accounted for as a purchase and, accordingly, the operating results of NCNG have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $240 million, based on preliminary estimates of fair values, has been recorded as goodwill of the acquired business and is being amortized primarily over a period of 40 years. The Company does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded at September 30, 1999.

         NCNG, operating as a wholly-owned subsidiary of the Company, is engaged in the transmission and distribution of natural gas. These gas services are provided under regulated rates to approximately 178,000 customers in eastern and south central North Carolina.

         In conjunction with the merger, the Company and NCNG signed a joint stipulation agreement with the Public Staff of the NCUC in which the Company agreed to cap base retail electric rates, exclusive of fuel costs, with limited exceptions, through December 2004, and NCNG agreed to cap margin rates for gas sales and transportation services, with limited exceptions, through November 1, 2003. Management is of the opinion that this agreement will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

4.       FINANCIAL INFORMATION BY BUSINESS SEGMENT
         -----------------------------------------

         The Company provides services through the following business segments: electric, natural gas , and other. The electric segment generates, transmits, distributes, and sells electric energy in North and South Carolina. These electric operations are subject to the rules and regulations of the FERC, the NCUC and the Public Service Commission of South Carolina (PSC).

         The natural gas segment transmits, distributes and sells gas in portions of North Carolina. These gas operations are subject to the rules and regulations of the NCUC.

         The other segments primarily include telecommunication services, energy management and lighting services, propane and other non-regulated activities.

         For reportable segments presented in the accompanying table, segment earnings (losses) before taxes includes intersegment sales accounted for at prices representative of unaffiliated party transactions.

(in thousands of dollars)

                                                     NATURAL                                          SEGMENT
                                      ELECTRIC         GAS            OTHER       ELIMINATIONS         TOTALS
----------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED 9/30/99
 Revenues
        Unaffiliated                $  947,233      $  48,041      $  29,482        $      -        $  1,024,756
        Intersegment                         -            991          7,450          (8,441)                  -
                                 -------------------------------------------------------------------------------
             Total Revenues        $   947,233      $  49,032      $  36,932      $   (8,441)       $  1,024,756

 Depreciation and Amortization     $   121,953      $   4,494      $   4,473               -        $    130,920
 Interest Expense                  $    45,698      $   1,390      $     287      $   (1,078)       $     46,297

 Earnings(Losses) Before Taxes     $   273,366         (3,139)     $ (21,418)              -        $    248,809

 Total Segment Assets              $ 8,566,862      $ 548,283      $ 313,863      $ (133,885)       $  9,295,123

 Capital and Investment
       Expenditures                $   207,364      $  14,864      $  29,382               -        $    251,610
=================================================================================================================

                                                    NATURAL                                          SEGMENT
                                     ELECTRIC         GAS           OTHER       ELIMINATIONS         TOTALS
-----------------------------------------------------------------------------------------------------------------
 THREE MONTHS ENDED 9/30/98
 Revenues
        Unaffiliated               $   946,188            -      $  18,103        $        -          $   964,291
        Intersegment                         -            -          5,899            (5,899)                  -
                                 --------------------------------------------------------------------------------
              Total Revenues       $   946,188            -      $  24,002        $   (5,899)         $   964,291

 Depreciation and Amortization     $   121,377            -      $     771                            $   122,148
 Interest Expense                  $    43,388            -      $      42        $       (9)         $    43,421

 Earnings(Losses) Before Taxes     $   319,844            -      $ (12,392)                -          $   307,452

 Total Segment Assets              $ 8,207,643            -      $ 164,149        $   (9,860)         $ 8,361,932

 Capital and Investment
       Expenditures                $   133,703            -      $  23,708                 -          $   157,411
=================================================================================================================


                                                     NATURAL                                          SEGMENT
                                   ELECTRIC           GAS           OTHER       ELIMINATIONS           TOTALS
-----------------------------------------------------------------------------------------------------------------
 NINE MONTHS ENDED 9/30/99
 Revenues
        Unaffiliated               $ 2,419,791       $ 48,041      $  82,648     $        -          $ 2,550,480
        Intersegment                         -            991         20,157        (21,148)                   -
                                 --------------------------------------------------------------------------------
             Total Revenues        $ 2,419,791       $ 49,032      $ 102,805     $  (21,148)        $  2,550,480

 Depreciation and Amortization     $   363,793       $  4,494      $  13,666              -         $    381,953
 Interest Expense                  $   133,103       $  1,390      $   1,067     $   (1,078)        $    134,482

 Earnings(Losses) Before Taxes     $   567,335       $ (3,139)     $ (56,696)             -         $    507,500

 Total Segment Assets              $ 8,566,862       $548,283      $ 313,863     $ (133,885)        $  9,295,123

 Capital and Investment
        Expenditures               $   534,801       $ 14,864      $ 117,494              -         $    667,159
=================================================================================================================


                                                      NATURAL                                          SEGMENT
                                   ELECTRIC             GAS          OTHER       ELIMINATIONS          TOTALS
-----------------------------------------------------------------------------------------------------------------
 NINE MONTHS ENDED 9/30/98
 Revenues
        Unaffiliated                $2,434,635              -      $  40,093       $       -         $ 2,474,728
        Intersegment                         -              -         15,406         (15,406)                  -
                                 --------------------------------------------------------------------------------
             Total Revenues         $2,434,635              -      $  55,499       $ (15,406)        $ 2,474,728

 Depreciation and Amortization       $ 366,987              -      $   3,338               -         $   370,325
 Interest Expense                    $ 132,828              -      $      87       $    (197)        $   132,718

 Earnings(Losses) Before Taxes       $ 613,101              -      $ (47,990)              -         $   565,111

 Total Segment Assets               $8,207,643              -      $ 164,149       $(9,860)        $ 8,361,932

 Capital and Investment
       Expenditures                  $ 325,871              -      $  43,393               -         $   369,264
=================================================================================================================

RECONCILIATION OF FINANCIAL INFORMATION BY BUSINESS SEGMENT TO CONSOLIDATED FINANCIAL STATEMENTS:


DEPRECIATION AND AMORTIZATION
(in thousands of dollars)

                                SEGMENT
          PERIOD                 TOTALS    ADJUSTMENTS   CONSOLIDATED TOTALS
-----------------------------------------------------------------------------
Three months ended 9/30/99     $ 130,920    $  (4,473)      $ 126,447
Three months ended 9/30/98     $ 122,148    $    (771)      $ 121,377
Nine months ended 9/30/99      $ 381,953    $ (13,666)      $ 368,287
Nine months ended 9/30/98      $ 370,325    $  (3,338)      $ 366,987
-----------------------------------------------------------------------------

INTEREST EXPENSE
(in thousands of dollars)

                               SEGMENT
          PERIOD                TOTALS     ADJUSTMENTS   CONSOLIDATED TOTALS
-----------------------------------------------------------------------------
Three months ended 9/30/99    $  46,297     $   (287)          $  46,010
Three months ended 9/30/98    $  43,421     $    (42)          $  43,379
Nine months ended  9/30/99    $ 134,482     $ (1,067)          $ 133,415
Nine months ended 9/30/98     $ 132,718     $    (87)          $ 132,631
-----------------------------------------------------------------------------


         Adjustments to Depreciation and Amortization and Interest Expense consist of expenses related to the other segment which are included in diversified business operating expenses on a consolidated basis.


5.       HURRICANE RESTORATION COSTS
         ---------------------------

         Included in the Company's Statements of Income for the current periods is approximately $30 million of maintenance expense incurred as a result of the damage caused by Hurricane Dennis and Hurricane Floyd. In addition, the Company estimates that restoring its system resulted in capital expenditures of approximately $36 million, for a total estimated cost of approximately $66 million. On October 11, 1999, the Company proposed to the North Carolina Utilities Commission (NCUC) a plan that would allow deferral of hurricane-related maintenance expenses, with amortization over the next three years. The Company cannot predict the outcome of this matter.

6.       NUCLEAR DECOMMISSIONING
         -----------------------

         In the Company's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the NCUC and the PSC and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdiction, the provisions for nuclear decommissioning costs are based on amounts agreed upon in applicable rate agreements. Based on the site-specific estimates discussed below, and using an assumed after-tax earnings rate of 7.75% and an assumed cost escalation rate of 4%, current levels of rate recovery for nuclear decommissioning costs are adequate to provide for decommissioning of the Company's nuclear facilities.

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

         The Financial Accounting Standards Board is proceeding with its project regarding accounting practices related to obligations associated with the retirement of long-lived assets, and an exposure draft of a proposed accounting standard is expected to be issued during the first quarter of 2000. It is uncertain when the final statement will be issued and what effects it may ultimately have on the Company's accounting for nuclear decommissioning and other retirement costs.

7.       COMMITMENTS AND CONTINGENCIES
         ------------------------------

         Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 1998, with respect to the commitments discussed in Note 12 of the financial statements included in the Company's 1998 Annual Report on Form 10-K.

A. Applicability of SFAS-71. As a regulated entity, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS-71). Accordingly, the Company records certain assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under generally accepted accounting principles for unregulated entities. The Company's ability to continue to meet the criteria for application of SFAS-71 may be affected in the future by competitive forces, deregulation and restructuring in the electric utility industry. In the event that SFAS-71 no longer applied to a separable portion of the Company's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of electric utility plant assets as determined pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company's regulatory assets related to electric operations totaled $427 million, $464 million and $480 million as of September 30, 1999 and 1998 and December 31, 1998, respectively.

B. Claims and Uncertainties. a) The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

         Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under various federal and state laws. There are several manufactured gas plant (MGP) sites to which the Company, NCNG, and certain entities that were later merged into the Company had some connection. In this regard, the Company and NCNG, along with others, is participating in a cooperative effort with the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM), which has established a uniform framework to address MGP sites. The investigation and remediation of specific MGP sites will be addressed pursuant to one or more Administrative Orders on Consent (AOC) between the DWM and the potentially responsible party or parties. The Company and NCNG have signed AOCs to investigate certain sites in which investigation includes the completion of interim remedial measures where appropriate and anticipate signing AOCs to remediate sites as well. The Company and NCNG continue to identify parties connected to individual MGP sites, and to determine the relative relationship of the Company and NCNG to other parties at those sites and the degree to which the Company and NCNG will undertake efforts with others at individual sites. The Company does not expect the costs associated with these sites to be material to the financial position and results of operations of the Company.


         The Company and NCNG are periodically notified by regulators such as the North Carolina Department of Environment and Natural Resources, the South Carolina Department of Health and Environmental Control, and the United States Environmental Protection Agency of its involvement or potential involvement in several sites, other than MGP sites, that may require investigation and/or remediation. Although the Company may incur costs at these sites, based upon the current status of the sites, the Company does not expect those costs to be material to the results of operations of the Company.

         The United States Environmental Protection Agency (EPA) has been conducting an enforcement initiative related to a number of coal-fired power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The Company has recently been asked to provide information to the EPA as part of this initiative, and will seek to cooperate in providing the requested information as it deems appropriate. The EPA has initiated enforcement actions, which may have potentially significant penalties against other companies that have been subject to this initiative. The Company cannot predict the outcome of this matter.

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

         In April of 1995, the DOE issued a final interpretation that it did not have an unconditional obligation to take spent nuclear fuel by January 31, 1998. In Indiana & Michigan Power v. DOE, the U.S. Court of Appeals vacated the DOE's final interpretation and ruled that the DOE had an unconditional obligation to begin taking spent nuclear fuel. The Court did not specify a remedy because the DOE was not yet in default.

         After the DOE failed to comply with the decision in Indiana & Michigan Power v. DOE, a group of utilities (including the Company) petitioned the U.S. Court of Appeals in Northern States Power (NSP) v. DOE, seeking an order requiring the DOE to begin taking spent nuclear fuel by January 31, 1998. DOE took the position that their delay was unavoidable, and the DOE was excused from performance under the terms and conditions of the contract. The Court of Appeals issued an order which precluded DOE from treating the delay as an unavoidable delay. However, the Court of Appeals did not order the DOE to begin taking spent nuclear fuel, stating that the utilities had a potentially adequate remedy by filing a claim for damages under the contract.

         After the DOE failed to begin taking spent nuclear fuel by January 31, 1998, a group of utilities (including the Company) filed a motion with the U.S. Court of Appeals to enforce the mandate in NSP v. DOE. Specifically, the utilities asked the Court to permit the utilities to escrow their waste fee payments, to order the DOE not to use the waste fund to pay damages to the utilities, and to order the DOE to establish a schedule for disposal of spent nuclear fuel. The Court denied this motion based primarily on the grounds that a review of the matter was premature, and that some of the requested remedies fell outside of the mandate in NSP v. DOE.

         Subsequently, a number of utilities each filed an action for damages in the Court of Claims and before the Court of Appeals. The Company is in the process of evaluating whether it should file a similar action for damages. In NSP v. United States, the United States Court of Claims decided that NSP must pursue its administrative remedies instead of filing an action in the Court of Claims. NSP has filed an interlocutory appeal to the U.S. Court of Appeals based on NSP's position that the Court of Claims has jurisdiction to decide the matter. A group of utilities (including the Company) has submitted an amicus brief in support of NSP's position.

         The Company also continues to monitor legislation that has been introduced in Congress which might provide some limited relief. The Company cannot predict the outcome of this matter.

         c) In the opinion of management, liabilities, if any, arising under other pending claims would not have a material effect on the financial position and results of operations of the Company.


8.       EARNINGS PER COMMON SHARE
         -------------------------

         Restricted stock awards and contingently issuable shares had a dilutive effect on earnings per share and increased the weighted-average number of common shares outstanding for dilutive purposes by 292,987 and 283,547 for the three and nine months ended September 30, 1999, respectively, and by 274,825 and 248,026 for the three and nine months ended September 30, 1998, respectively. The weighted-average number of common shares outstanding for dilutive purposes was 151.9 million and 147.1 million for three and nine months ended September 30, 1999, respectively, and 144.3 million and 144.1 million for the three and nine months ended September 30, 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999,
           AS COMPARED WITH THE CORRESPONDING PERIODS ONE YEAR EARLIER
           -----------------------------------------------------------

Operating Revenues - Electric
-----------------------------

For the three and nine months ended September 30, 1999, electric operating revenues were affected by the following factors (in millions):

                                                       Three Months  Nine Months
                                                       ------------  -----------

Price                                                    $   (13)     $   (28)
Customer growth/changes in usage patterns                     (6)          26
Weather                                                       (3)         (21)
Sales to other utilities                                      20            7
Sales to North Carolina Eastern Municipal Power Agency         2            2
Other                                                          1           (1)
                                                               -           ---

   Total                                                 $     1      $   (15)
                                                               =          ====

During the three- and nine-month periods, the price component of revenues was negatively impacted by the effect of real-time pricing on sales to industrial customers and changes in the price structure of the contract between the Company and North Carolina Electric Membership Corporation. The decrease in the customer growth and changes in usage patterns component of revenue for the three-month period reflects a decline in residential and industrial sales. The decline in residential sales is primarily attributable to the outages resulting from two hurricanes. The customer growth and changes in usage patterns component increased for the nine-month period reflecting the continued growth in residential and commercial customers. While residential and commercial sales increased, industrial sales have continued to decrease, primarily reflecting a decline in the chemical and textile industries. The decrease in the weather component of revenue for both periods is the result of milder than normal temperatures in the current periods as compared to prior periods. The increase in sales to other utilities for the three-month period is due to an increase in the volume of sales as well as the volatile wholesale market in the prior period. For the nine-month period, the increase in sales to other utilities is attributable to the volatile wholesale market in the prior period. This increase was partially offset by the expiration of long-term sales agreements.


Operating Expenses - Electric and Natural Gas
---------------------------------------------

Other operation and maintenance expense increased for the three-and nine-months ended September 30, 1999 primarily due to storm restoration expenses incurred in September 1999 as a result of Hurricane Dennis and Hurricane Floyd, an increase in administrative and general expenses, and the acquisition of North Carolina Natural Gas Corporation (NCNG).

For the three- and nine-month periods, other operation and maintenance expense includes approximately $30 million of maintenance expense incurred as a result of the damage caused by Hurricane Dennis and Hurricane Floyd. In addition, the Company estimates that restoring its system resulted in capital expenditures of approximately $36 million, for a total estimated cost of approximately $66 million. On October 11, 1999, the Company proposed to the North Carolina Utilities Commission (NCUC) a plan that would allow deferral of hurricane-related maintenance expenses, with amortization over the next three years. The Company cannot predict the outcome of this matter.

Natural Gas Operations
----------------------

The results of NCNG, a wholly-owned subsidiary, are included in the Company's financial results for the current quarter. For the three-month period, NCNG's operating results are consistent with seasonal business patterns.

Diversified Business Operations
-------------------------------

Operating revenues and expenses of diversified business operations primarily reflect the results of two of the Company's subsidiaries, Strategic Resource Solutions Corp. (SRS) and Interpath Communications, Inc. (Interpath). The increase in revenues for the three- and nine-month periods is attributable to the rapid increase in the customer base of both subsidiaries. The increase in operating expenses for both periods is primarily due to Interpath's business expansion program. SRS's operating expenses did not increase significantly due to cost cutting measures implemented during 1998 and 1999.


               MATERIAL CHANGES IN LIQUIDITY AND CAPITAL RESOURCES
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
             ------------------------------------------------------

Cash Flow and Financing
-----------------------

In September 1999, the Company established a $150 million extendible commercial notes program. As of September 30, 1999 , the Company had issued and outstanding $100 million of extendible commercial notes. Included in financing for the nine-month period is the issuance in March 1999 of $400 million principal amount of Senior Notes, 5.95% Series due March 1, 2009. The proceeds of these issuances were used to reduce commercial paper borrowings and for other general corporate purposes

In October 1999, the Company issued $500 million of unsecured Extendible Notes with a final maturity of October 28, 2009, and an initial reset period from October 28, 1999 to July 28, 2000 at an interest rate to be reset and payable on a monthly basis at a rate equal to the one month LIBOR plus a spread of .33%. The net proceeds from this issuance were used to reduce commercial paper borrowings and other short-term indebtedness.

The proceeds from commercial paper borrowings and/or internally generated funds financed the retirement on July 1, 1999 of $50 million principal amount of First Mortgage Bonds, Medium Term Notes, 7.15% Series B, which matured on that date.

As of September 30, 1999, the Company's revolving credit facilities totaled $750 million, all of which are long-term agreements supporting its commercial paper borrowings. The Company is required to pay minimal annual commitment fees to maintain its credit facilities. Consistent with management's intent to maintain its commercial paper on a long-term basis, and as supported by its long-term revolving credit facilities, the Company included in long-term debt all commercial paper outstanding of approximately $420 million, $412 million and $488 million as of September 30, 1999, September 30, 1998 and December 31, 1998, respectively.

The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" by Standard and Poor's and "A+" by Duff and Phelps. Moody's Investors Service, Standard and Poor's and Duff and Phelps have rated the Company's commercial paper "P-1", "A-1" and "D-1", respectively. Moody's Investors Service and Standard and Poor's have rated the Company's extendible commercial notes "P-1" and "A-1", respectively. Moody's Investors Service and Standard and Poor's have rated the Company's extendible notes "P-1" and A-1", respectively.

                                  OTHER MATTERS
                                  -------------

Florida Progress Corporation Merger

On August 22, 1999, the Company and Florida Progress Corporation (FPC), a Florida corporation, entered into an agreement and Plan of Exchange (the Agreement) among the Company, FPC and CP&L Holdings, Inc. (Holdco), a North Carolina corporation and wholly-owned subsidiary of the Company. The Company is currently in the process of creating a holding company structure with Holdco as the holding company.

Under the terms of the Agreement, all outstanding shares of common stock, no par value, of FPC common stock would be acquired by Holdco in a statutory share exchange. Each share of FPC common stock, at the election of the holder, will be exchanged for (i) $54.00 in cash, or (ii) the number of shares of common stock, no par value, of Holdco equal to the ratio determined by dividing $54.00 by the average of the closing sale price per share of Holdco common stock (Final Stock Price) as reported on the New York Stock Exchange composite tape for the twenty consecutive trading days ending with the fifth trading day immediately preceding the closing date for the exchange, or (iii) a combination of cash and Holdco common stock; provided, however, that shareholder elections shall be subject to allocation and proration to achieve a mix of the aggregate exchange consideration that is 65% cash and 35% common stock. The number of shares of Holdco common stock that will be issued as stock consideration will vary if the Final Stock Price is within a range of $37.13 to $45.39, but not outside that range. Thus, the maximum number of shares of Holdco common stock into which one share of FPC common stock could be exchanged would be 1.4543 and the minimum would be 1.1897.

The transaction has been approved by the Board of Directors of FPC and the Company. Consummation of the exchange is subject to the satisfaction or waiver of certain closing conditions, including among others, the approval of shareholders of FPC and the approval by the shareholders of Holdco of the issuance of Holdco common stock in the exchange, the approval or regulatory review by the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission, the Nuclear Regulatory Commission, the NCUC, and certain other federal and state regulatory bodies, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. In addition, FPC's obligation to consummate the exchange is conditioned upon the Final Stock Price being not less than $30.00. Both the Company and FPC have agreed to certain undertakings and limitations regarding the conduct of their respective businesses prior to the closing of the transaction. The transaction is expected to be completed by the end of 2000.

Either party may terminate the Agreement under certain circumstances, including if the exchange has not been consummated on or before December 31, 2000; provided that if certain conditions have not been satisfied on December 31, 2000 but all other conditions have been satisfied or waived then such date shall be June 30, 2001. In the event that FPC or the Company terminate the Agreement in certain limited circumstances, FPC would be required to pay the Company a termination fee of $150 million, plus the Company's reasonable out-of-pocket expenses which are not to exceed $25 million in the aggregate.

NCNG Merger
-----------

On July 15, 1999, the Company completed the previously-announced acquisition of North Carolina Natural Gas Corporation (NCNG) for a purchase price of approximately $364 million. Each outstanding share of NCNG common stock was converted into the right to receive 0.8054 shares of Company common stock, resulting in the issuance of approximately 8.3 million shares of Company common stock. The merger has been accounted for as a purchase and, accordingly, the operating results of NCNG have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $240 million, based on preliminary estimates of fair values, has been recorded as goodwill of the acquired business and is being amortized primarily over a period of 40 years. The Company does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded at September 30, 1999.

NCNG, operating as a wholly-owned subsidiary of the Company, is engaged in the transmission and distribution of natural gas. These gas services are provided under regulated rates to approximately 178,000 customers in eastern and south central North Carolina.

In conjunction with the merger, the Company and NCNG signed a joint stipulation agreement with the Public Staff of the NCUC in which the Company agreed to cap base retail electric rates, exclusive of fuel costs, with limited exceptions, through December 2004, and NCNG agreed to cap margin rates for gas sales and transportation services, with limited exceptions, through November 1, 2003. Management is of the opinion that this agreement will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

Competition
-----------

WHOLESALE COMPETITION
---------------------

On May 13, 1999, the FERC issued a Notice of Proposed Rulemaking (NOPR) on Regional Transmission Organizations (RTOs). This NOPR proposes to set minimum characteristics and functions for transmission entities, including independent system operators and transmission companies, to become FERC-approved RTOs. The NOPR does not require RTO membership for all utilities by a certain date. The FERC is expected to issue a final rule in December of this year. The Company submitted initial comments regarding the NOPR on August 23, 1999. The Company continues to evaluate the potential effects of this NOPR. The Company cannot predict the outcome of this matter.

NORTH CAROLINA ACTIVITIES
-------------------------

In May 1999, the North Carolina General Assembly approved legislation that expanded from 23 to 29 members the study commission it established to evaluate the future of electric service in the state. All 29 study commission members have been appointed. The study commission conducted several meetings in October to discuss the reports regarding deregulation issues prepared by the Research Triangle Institute at the request of the study commissions. During those meetings, several entities, including the Company and Duke Energy, presented proposals for addressing the nearly $6 billion debt of North Carolina's Municipal Power Agencies. The study commission intends to make its final report to the North Carolina General Assembly during 2000. The Company cannot predict the outcome of this matter.

SOUTH CAROLINA ACTIVITIES
-------------------------

The 1999 session of the South Carolina General Assembly adjourned in June 1999, without approving any legislation regarding electric industry restructuring. The South Carolina General Assembly is expected to continue considering the electric industry restructuring bills that were introduced this year during its 2000 legislative session. The Company cannot predict the outcome of this matter. However, the South Carolina Senate Task Force on Electric Deregulation and the South Carolina House Public Utility Subcommittee have continued to meet to study the issue of deregulation while the legislature was not in session.

FEDERAL ACTIVITIES
------------------

Over 20 bills have been introduced in Congress regarding electric industry restructuring this year. A draft bill passed the House Commerce Subcommittee on October 27, 1999. This bill will proceed to full Commerce Committee consideration in the first quarter of 2000 where it is expected to be significantly changed. The Company cannot predict the outcome of this matter.

COMPANY  ACTIVITIES
-------------------

The Company recently signed two off-system wholesale peaking power agreements. These include a five-year agreement with Municipal Electric Authority of Georgia
(MEAG) in which MEAG will receive the full output of a 160 MW combustion turbine owned and operated by Monroe Power Company, a wholly-owned subsidiary of the Company. Headquartered in Atlanta, MEAG represents 48 municipal electric utilities in Georgia and is part owner of four generating facilities and the Georgia Integrated Transmission System. In an agreement with Santee Cooper, the Company will provide up to 150 MW of additional peaking power for a one-year term to help meet the increasing demand in Santee Cooper's service area.

On October 25, 1999, the Company and Albemarle-Pamlico Economic Development Corporation (APEC) announced their intention to build an 850-mile natural gas transmission and distribution system to 14 currently unserved counties in eastern North Carolina. The proposal states that the Company will own and operate both the transmission and distribution systems, while APEC will help ensure that the new facilities are built in the most advantageous locations to promote development of the economic base in the region. In conjunction with this proposal, the Company and APEC filed a joint request with the NCUC for $186 million from a $200 million state bond package established for clean water and natural gas infrastructure. These funds will be used to pay for the portion of the project that likely could not be recovered from eventual gas customers through rates. The Company plans to invest an additional $11.5 million, thus bringing the total cost of the project to $197.5 million. As proposed, the project is scheduled to be completed in 2003.

The Company and Southern Natural Gas Company, a subsidiary of SONAT, Inc., have delayed the planned-in-service date of the Palmetto Interstate Pipeline. In conjunction with this delay, on-going route selection and survey activities have been suspended. Since the announcement of the Palmetto Interstate Pipeline in March, two other competing pipeline projects have been proposed. The delay will allow the Company to analyze those alternatives. The Company cannot predict the outcome of this matter.

Year 2000
---------

BACKGROUND
----------

The Company has achieved its goal of Year 2000 readiness. "Year 2000 ready" means that critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000, or contingency plans are in place. Critical systems are defined as those that (i) directly relate to the safe and reliable generation and delivery of electricity and (ii) support the Company's ability to provide high-quality customer service.

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

COSTS
-----

As of September 30, 1999, the total remaining cost of the Year 2000 Project is estimated at $3.6 million. To date, the Company has incurred and expensed approximately $15.7 million related to the inventory, assessment and remediation of non-compliant systems, equipment and applications. The remaining $3.6 million budgeted for the Year 2000 Project includes the following expenditures: $1.3 million for meters to be installed during the remainder of 1999, $.6 million for compliance efforts at subsidiaries of the Company, $.7 million for remaining project costs to be incurred during the balance of 1999 and into 2000, and $1 million for Year 2000 readiness contingencies. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived using assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors.

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

One of the Company's emergency contingency plans specifically addresses emergency scenarios that may arise due to the fact that electric utility systems throughout the southeast region of the United States are interconnected. The Company has been working actively with the NERC and the Southeastern Electric Reliability Council to address the issue of overall grid reliability and protection. In order to mitigate the risk of cascading regional electric failures, the Company can, as a last resort, isolate its transmission system either automatically or manually. The Company's emergency readiness contingency plan includes the performance of regular training exercises that include simulated disaster recovery scenarios. As part of its Year 2000 contingency planning, the Company has reviewed its disaster recovery scenarios to identify those that can be used specifically for Year 2000 readiness training.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

For the three months ended September 30, 1999, the Company's market risk exposure was affected by the issuance of $100 million of 5.43% Extendible Commercial Notes. During the nine months ended September 30, 1999, the Company's exposure was also affected by the issuance of $400 million principal amount of Senior Notes, 5.95% Series due March 1, 2009. Total fixed rate long-term debt at September 30, 1999 was $1.924 billion, with an average interest rate of 7.01%. Related to the issuance of the Senior Notes, the Company settled its interest rate lock, receiving approximately $9.7 million which will reduce interest expense over the 10-year debt term. Total commercial paper outstanding at September 30, 1999 was approximately $420 million, with an average interest rate of 5.30%.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Legal aspects of certain matters are set forth in Part I, Item I Notes to the Consolidated Interim Financial Statements, Note 7: Commitments and Contingencies.

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

STRATEGIC RESOURCE SOLUTIONS CORP.

(a) Securities Issued. On August 9, 1999, the Company issued 4,239 shares of its Common Stock (Common Shares) in connection with the June 5, 1997 merger of Knowledge Builders, Inc. (KBI) into a wholly-owned subsidiary of the Company (CaroCapital, Inc., a North Carolina Enterprise Corporation since renamed Strategic Resource Solutions Corp). Of these, 3,903 shares were issued as post-closing merger consideration to the former holders of KBI common stock for KBI shares that were converted in the merger. The remaining 336 shares were issued as incentive compensation payments based upon the 1998 performance of SRS and its subsidiaries arising under incentive compensation agreements entered into pursuant to the merger agreement with KBI.

On November 9, 1999, the Company issued an additional 9,906 shares of its Common Stock in connection with the merger to former holders of options to purchase KBI common stock as consideration for the cancellation of those options.

(b) Underwriters and Other Purchasers. No underwriters were used in connection with this issuance of Common Shares. The Common Shares were issued (A) as merger consideration to former holders of KBI common stock whose KBI shares were converted in the merger, (B) as incentive compensation payments to certain SRS employees based upon the 1998 performance of SRS, and (C) to former holders of options to purchase KBI common stock as consideration for the cancellation of those options.

(c) Consideration. The consideration for 3,903 of the Common Shares issued on August 9, 1999 was the conversion of former shares of KBI in the merger. The other 336 Common Shares issued on that date were issued as compensation pursuant to certain incentive compensation award agreements. The consideration for the 9,906 shares issued on November 9,1999 was the cancellation of the KBI options

(d) Exemption from Registration Claimed. The Common Shares described above were issued on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933. The Common Shares were issued to a limited number of persons and subjected to restrictions on resale appropriate for private placements, and appropriate disclosure was made to all persons to whom Common Shares were issued

RESTRICTED STOCK AWARDS:

(a) Securities Delivered. On July 21, 1999 and October 6, 1999, 10,400 shares and 42,900 shares, respectively, of the Company's Common Shares were delivered to certain key employees of the Company pursuant to the terms of the Company's 1997 Equity Incentive Plan (Plan), which was approved by the Company's shareholders on May 7, 1997. Section 9 of the Plan provides for the granting of Restricted Stock by the Personnel, Executive Development and Compensation Committee (currently the Committee on Organization and Compensation), (the Committee) to key employees of the Company. The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the accounts of the recipients and do not represent newly-issued shares of the Company.

(b) Underwriters and Other Purchasers. No underwriters were used in connection with the delivery of Common Shares described above. The Common Shares were delivered to certain key employees of the Company. The Plan defines "key employee" as an officer or other employee of the Company who, in the opinion of the Committee, can contribute significantly to the growth and profitability of, or perform services of major importance to, the Company.

(c) Consideration. The Common Shares were delivered to provide an incentive to each employee recipient to exert their utmost efforts on the Company's behalf and thus enhance the Company's performance while aligning the employee's interest with those of the Company's shareholders.

(d) Exemption from Registration Claimed. The Common Shares described in this Item were delivered on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933. Receipt of the Common Shares required no investment decision on the part of the recipients. All award decisions were made by the Committee, which consists entirely of non-employee directors.

Item 5. Other Information
-------------------------

TRANSITION TO HOLDING COMPANY STRUCTURE
---------------------------------------

The Company is in the process of converting to a holding company structure, in which the Company would become a subsidiary of a newly formed holding company. This conversion offers certain advantages as the Company continues to confront the rapidly changing environment facing electric utilities. The holding company structure would allow greater organizational flexibility, including a clearer separation of regulated businesses from each other and from unregulated businesses such as energy services, telecommunications, and electric generation projects for wholesale markets. This structure would also offer greater financing flexibility, because the holding company would not be required to obtain utility commission approval each time it seeks to issue securities to raise cash or as consideration in acquisitions.

The Company's shareholders approved the contemplated holding company structure on October 20, 1999. The necessary approvals from various regulatory authorities are expected by the end of the first quarter of 2000. Upon conversion to a holding company structure, each share of the Company's common stock will automatically be exchanged for one share of common stock of the new holding company.

On September 15, 1999, the Company filed an application with the Nuclear Regulatory Commission for consent to indirect transfer of control of its nuclear plant operating licenses to the newly formed holding company. The company cannot predict the outcome of this matter.

On October 15, 1999 the Company filed an application with the North Carolina Utilities Commission to approve the transfer of ownership of the Company, Interpath Communications Inc., and North Carolina Natural Gas Corporation (NCNG) to the newly formed holding company. On October 20, 1999 an identical filing was made with the Public Service Commission of South Carolina. The Company cannot predict the outcome of these proceedings.

On October 18, 1999, the Company filed an application with the Securities and Exchange Commission for approval of the holding company's acquisition of voting securities giving it control over the Company and NCNG. The Company cannot predict the outcome of this matter.

On October 25, 1999, the Company filed an application with the Federal Energy Regulatory Commission for approval of the proposed reorganziation of the Company related to the establishment of the new holding company. The Company cannot predict the outcome of this matter.

BROAD RIVER ENERGY LLC
----------------------

In December 1998, the Company entered into an agreement to purchase all of the output of a combustion turbine project to be built, owned, and operated by Broad River Energy, LLC (BRE), in Cherokee County, South Carolina. In conjunction with this agreement the Company agreed to provide bridge financing to BRE under a Financing Term Sheet. This financing will be used by BRE to (i) make payments to Duke Energy in connection with certain electrical interconnection agreements,
(ii) purchase two generator step up transformers and (iii) acquire land for the Broad River Energy Center Project. Under the terms of this agreement, the Company agreed to loan BRE up to $20.5 million that will be due on July 1, 2000. In addition, in August of 1999 the Company agreed to loan Broad River Investors, LLC up to $84.5 million that will be due on July 1, 2000 to finance the purchase of the combustion turbines for the project. Interest on each of the loans is LIBOR plus a spread of 1%.

INTERPATH COMMUNICATIONS, INC.
-----------------------------

The Company is currently examining strategic options regarding continued ownership of Interpath and expects to announce its intentions later this year.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) See EXHIBIT INDEX

(b) Reports on Form 8-K filed during or with respect to the quarter:

      The Company filed a Current Report on Form 8-K dated July 22, 1999, reporting under Item 5 the July 15, 1999 completion of the Company's acquisition of NCNG. Exhibits related to the issuance were listed under Item 7 of the Report.

      The Company filed a Current Report on Form 8-K dated August 23, 1999, reporting under Item 5 the general terms of the Agreement and Plan of Exchange entered into by the Company and Florida Progress Corporation. Exhibits related to the issuance were listed under Item 7 of the Report.

      The Company filed a Current Report on Form 8-K dated August 30, 1999, reporting under Item 5 the filing of the Agreement and Plan of Exchange entered into by the Company and Florida Progress Corporation on August 22, 1999. Exhibits related to the issuance were listed under Item 7 of the Report.

      The Company filed a Current Report on Form 8-K dated October 25, 1999, reporting Under Item 5 the Underwriting Agreement, Indenture, Remarketing Agreement, and Calculation Agency Agreement entered into by the Company in connection with the offering of Extendible Notes. Exhibits to the issuance were listed under Item 7 of the Report.

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


                                            CAROLINA POWER & LIGHT COMPANY
                                            ------------------------------
                                                     (Registrant)

                                            By   /s/  Glenn E. Harder
                                              ----------------------------

                                                    Glenn E. Harder
                                              Executive Vice President and
                                                 Chief Financial Officer
                                             (Principal Financial Officer)


                                            By   /s/   Larry M. Smith
                                               ---------------------------
                                                      Larry M. Smith
                                               Vice President and Controller
                                                 (Chief Accounting Officer)


Date:     November 12, 1999

                                  EXHIBIT INDEX

 EXHIBIT NUMBER                     DESCRIPTION

       27             Financial Data Schedule