Form 10-K405
period 1999-12-31
CAROLINA POWER & LIGHT CO
filed 2000-03-27
CIK 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X]            ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR

   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from________ to_________

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
Yes     X     .  No           .
    ----------      ----------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting and non-voting common stock held by non-affiliates at February 29, 2000 was $4,748,799,423.

Shares of Common Stock (Without Par Value) outstanding at February 29, 2000:
159,623,510.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Company's 2000 definitive proxy statement dated March 31, 2000 are incorporated into PART III, ITEMS 10, 11, 12 and 13 hereof.

                                TABLE OF CONTENTS
                                                                                                                   Page
                                                                                                                   ----
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS                                                                           3

                                     PART I

ITEM 1.  BUSINESS                                                                                                    4
         General                                                                                                     4
             Company                                                                                                 4
             Significant Transactions                                                                                4
         Financial Information                                                                                       5
         Business Activities                                                                                         5
             Generating Capability                                                                                   5
             Interconnections with Other Systems                                                                     8
             Competition                                                                                             9
             Capital Requirements                                                                                   13
             Financing Requirements                                                                                 13
             Retail Rate Matters                                                                                    15
             Wholesale Rate Matters                                                                                 18
             Environmental Matters                                                                                  18
             Nuclear Matters                                                                                        20
             Fuel                                                                                                   24
             Natural Gas Supply                                                                                     26
             Diversified Businesses                                                                                 27
             Other Matters                                                                                          27
             Employees                                                                                              29
             Operating Statistics - Electric                                                                        30
             Operating Statistics - Natural Gas                                                                     31

ITEM 2.   PROPERTIES                                                                                                32

ITEM 3.   LEGAL PROCEEDINGS                                                                                         34

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       34

          EXECUTIVE OFFICERS OF THE REGISTRANT                                                                      35

                               PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS                                 37

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA                                                                      38

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     39

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                51

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                  52

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                      81

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                        81

ITEM 11.  EXECUTIVE COMPENSATION                                                                                    81

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                            81

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                            81


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                           81

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


Examples of forward-looking statements discussed in this Form 10-K, PART I, ITEM 1, "BUSINESS," include, but are not limited to, statements under the following headings: 1) "General" relating to the Amended and Restated Agreement and Plan of Exchange with Florida Progress Corporation; 2) "Business Activities" regarding changes at the Company; 3) "Generating Capability" regarding the forecasted system sales growth, planned generation additions schedule, and forecasted capacity margins over anticipated system peak loads; 4) "Interconnections with Other Systems" relating to future energy cost savings resulting from amendments to agreements with Cogentrix, future purchases from the Broad River Energy project and relating to estimated minimum annual payments for long-term purchase contracts; 5) "Competition" regarding the effect on the Company of increased competition at the wholesale level and the likelihood of additional industry restructuring-related bills being introduced in Congress in 2000; 6) "Capital Requirements" relating to estimated capital requirements for 2000-2002; 7) "Financing Requirements" relating to expected external funding requirements; 8) "Environmental Matters" relating to future capital expenditures to meet nitrogen oxide emission requirements, emerging regulatory requirements and the materiality of future costs related to environmental matters; 9) "Nuclear Matters" relating to future capital expenditures for modifications at the Company's nuclear units, future increase in low-level radioactive waste disposal costs, materiality of various nuclear-related matters; and 10) "Fuel" regarding the percentages of future coal burn requirements from intermediate and long-term agreements, effect of amendments to the Clean Air Act on the price of low sulfur coal, sufficiency of existing uranium contracts and regarding total decontamination and decommissioning fund fees expected to be paid.

In addition, examples of forward-looking statements discussed in this Form 10-K,
PART II, ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" include, but are not limited to, statements under the following headings: 1) "Liquidity and Capital Resources" about estimated capital requirements through the year 2002 and 2) "Other Matters" about the effects of new environmental regulations, nuclear decommissioning costs, and the effect of electric utility industry restructuring.


Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.


Examples of factors that should be considered with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: Governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the North Carolina Utilities Commission and the Public Service Commission of South Carolina); general industry trends; operation of nuclear power facilities; availability of nuclear waste storage facilities; nuclear decommissioning costs; changes in the economy of areas served by the Company; legislative and regulatory initiatives that impact the speed and degree of industry restructuring; ability to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from industry restructuring; competition from other energy suppliers; the success of the Company's subsidiaries; weather conditions and catastrophic weather-related damage; market demand for energy; inflation; capital market conditions; the proposed share exchange with Florida Progress Corporation; failure of the potential benefits of the Company's conversion to a holding company structure to materialize, unanticipated changes in operating expenses and capital expenditures; and legal and administrative proceedings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the effect of each such factor on the Company.

                                     PART I

ITEM 1.    BUSINESS
-------    --------

GENERAL
-------

COMPANY
-------


Carolina Power & Light Company (the Company), whose principal executive offices are located at 411 Fayetteville Street, Raleigh, North Carolina is a full service energy provider formed under the laws of North Carolina in 1926 and is an exempt holding company as defined by the Public Utility Holding Company Act of 1935. The Company is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina, and the transmission, distribution and sale of natural gas in portions of North Carolina. The Company provides these and other services through its business segments: electric, natural gas and other.

The electric segment generates, transmits, distributes and sells electricity to 56 of the 100 counties in North Carolina, and 14 counties in northeastern South Carolina. The territory served is an area of 33,667 square miles, including a substantial portion of the coastal plain of North Carolina extending to the Atlantic coast between the Pamlico River and the South Carolina border, the lower Piedmont section of North Carolina, an area in northeastern South Carolina and an area in western North Carolina in an around the city of Asheville. The estimated total population of the territory served is approximately 4.2 million. At December 31, 1999, the electric segment was providing electric services, retail and wholesale, to 1.2 million customers. The electric segment is subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (SCPSC).


The natural gas segment transmits, distributes and sells gas to approximately 167,000 thousand customers in 110 towns and cities and four municipal gas distribution systems. The area served includes substantial portions of south-central and eastern North Carolina. The natural gas segment also purchases and transports natural gas under long-term contracts with Transcontinental Gas Pipe Line Corporation (Transco), Columbia Gas Transmission Corporation (Columbia) and several major oil and gas producers. Natural gas operations are subject to the rules and regulations of the NCUC.

The other segment primarily includes telecommunication services, energy management services, propane and miscellaneous non-regulated activities. These services are primarily provided through two of the Company's subsidiaries, Strategic Resource Solutions Corp. (SRS) and Interpath Communications, Inc. (Interpath). SRS specializes in facilities and energy management software, systems and services for educational, commercial, industrial and governmental markets nationwide. Interpath is a telecommunications company primarily engaged in providing comprehensive network services.

The Company holds franchises to the extent necessary to operate its regulated electric and natural gas operations in the municipalities and other areas it serves.

SIGNIFICANT TRANSACTIONS
------------------------

On July 15, 1999, the Company completed the acquisition of North Carolina Natural Gas Corporation (NCNG), now operating as a wholly owned subsidiary. Each outstanding share of NCNG common stock was converted into the right to receive
0.8054 shares of Company common stock, resulting in the issuance of approximately 8.3 million shares. The acquisition was accounted for as a purchase and, accordingly, the operating results of NCNG have been included in the Company's consolidated financial statements since the date of acquisition. See PART II, ITEM 7, "Other Matters."

The Company, Florida Progress Corporation (FPC), a Florida corporation, and CP&L Energy, Inc. (CP&L Energy), a North Carolina corporation and wholly owned subsidiary of the Company formerly known as CP&L Holdings, Inc.

entered into an Amended and Restated Agreement and Plan of Share Exchange dated as of August 22, 1999, amended and restated as of March 3, 2000 (the "Amended Agreement"). The transaction is expected to be completed in the fall of 2000. See PART II, ITEM 7, "Other Matters."

The Company is in the process of converting to a holding company structure, in which the Company would become a subsidiary of a newly formed holding company. The holding company structure will allow for greater organizational flexibility, and will provide the ability to conduct financing activities at the holding company level. See PART II, ITEM 7, "Other Matters."

FINANCIAL INFORMATION
---------------------

During 1999, the Company's operating revenues totaled $3.4 billion of which $3.1 billion was related to the electric segment, $98.9 million to the natural gas segment and $119.9 million to the other segment. During 1999, 34% of electric revenues were derived from residential sales, 22% from commercial sales, 22% from industrial sales, 13% from wholesale sales and 9% from other sources. Of such operating revenues, approximately 67% were derived from North Carolina retail customers, 13% from South Carolina retail customers, 13% from North Carolina wholesale customers, less than 0.5% from South Carolina wholesale customers and 7% from sales to other utilities and other customers. For the revenues related to the natural gas segment, 50% of the revenues were derived from industrial sales while the remaining sales were evenly distributed among residential, commercial, electric utilities and wholesale customers, all in North Carolina. The operating revenues for the other segment primarily include revenues of two of the Company's subsidiaries, SRS and Interpath.

For additional information see PART II, ITEM 7, "Results of Operations" and PART II, ITEM 8, "Note 5."

BUSINESS ACTIVITIES
-------------------

GENERATING CAPABILITY
---------------------


1. FACILITIES. At December 31, 1999, the Company had a total system installed generating capability (including the North Carolina Eastern Municipal Power Agency's (Power Agency) share) of 10,128 megawatts
         (MW), with generating capacity provided primarily from the installed generating facilities listed in the table below. The remainder of the Company's generating capacity is composed of 53 coal, hydro and combustion turbine units ranging in size from a 2.5 MW hydro unit to a 78 MW coal-fired unit. Pursuant to certain agreements with the Company, Power Agency has acquired undivided ownership interests of 18.33% in Brunswick Unit Nos. 1 and 2, 12.94% in Roxboro Unit No. 4 and 16.17% in Harris Unit No. 1 and Mayo Unit No. 1. Of the total system installed generating capability of 10,128 MW, 53% is coal, 31% is nuclear, 2% is hydro and 14% is fired by other fuels including No. 2 oil, natural gas and propane.

                                           MAJOR INSTALLED GENERATING FACILITIES
                                           -------------------------------------
                                                    AT DECEMBER 31, 1999
                                                    --------------------


                                                                      Year                             Maximum
                                                                   Commercial                         Dependable
              Plant Location                        Unit No.        Operation     Primary Fuel         Capacity
              --------------                        --------        ---------     ------------         --------
              Asheville                                1              1964            Coal              198 MW
              (Skyland, N.C.)                          2              1971            Coal              194 MW
                                                       3              1999           Gas/Oil            165 MW
                                                       4              2000           Gas/Oil            165 MW

              Cape Fear                                5              1956            Coal              143 MW
              (Moncure, N.C.)                          6              1958            Coal              173 MW

              Darlington County Plant                  12             1997           Gas/Oil            120 MW
              (Hartsville, S.C.)                       13             1997           Gas/Oil            120 MW

              H.F. Lee                                 1              1952            Coal               79 MW
              (Goldsboro, N.C.)                        2              1951            Coal               76 MW
                                                       3              1962            Coal              252 MW

              H.B. Robinson                            1              1960            Coal              174 MW
              (Hartsville, S.C.)                       2              1971           Nuclear            683 MW

              Roxboro                                  1              1966            Coal              385 MW
              (Roxboro, N.C.)                          2              1968            Coal              670 MW
                                                       3              1973            Coal              707 MW
                                                       4              1980            Coal              700 MW*

              L.V. Sutton                              1              1954            Coal               97 MW
              (Wilmington, N.C.)                       2              1955            Coal              106 MW
                                                       3              1972            Coal              410 MW

              Brunswick                                1              1977           Nuclear            820 MW*
              (Southport, N.C.)                        2              1975           Nuclear            811 MW*

              Mayo                                     1              1983            Coal              745 MW*
              (Roxboro, N.C.)

              Harris                                   1              1987           Nuclear            860 MW*
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

3. GENERATION ADDITIONS SCHEDULE The Company's energy and load forecasts were revised in December 1999. Over the next ten years, system internal sales growth is forecasted to average approximately 2.8% per year and annual growth in system internal peak demand is projected to average approximately 2.8%. The Company's generation additions schedule provides for the addition of approximately 2,872 MW of combustion turbine capacity and 2,406 MW of combined cycle capacity over the period 2000 to 2009 in order to meet the needs of its growing customer base and increase its ability to participate in the wholesale power market. The Company may alter its long-term plans based on changes in load forecasts, market conditions, and other factors. In addition, see
         PART I, ITEM 1 "Interconnections with Other Systems" and PART I, ITEM 1, "Competition" for discussion of the Company's long-term purchase power contracts.

         On August 18, 1998 the Company filed with the NCUC an application for a Certificate of Public Convenience and Necessity to construct an additional 177 MW of combustion turbine capacity adjacent to the Company's Lee Steam Electric Plant in Wayne County, North Carolina and a second 160 MW combustion turbine unit at the Company's Asheville Steam Electric Plant in Buncombe County, North Carolina. The Wayne County Turbine is in addition to the 500 MW of combustion turbine capacity for which the Company received a Certificate of Public Convenience and Necessity on March 21, 1996. These units will primarily be used during periods of summer and winter peak demands. By order issued December 17, 1998, the NCUC granted the Company a Certificate to construct both units. Construction of the combustion turbines began during the first quarter of 1999. Commercial operation was anticipated to begin in June 2000 for both units; however, the Asheville combustion turbine became operational in February 2000, three months ahead of schedule.

         On March 19, 1999, the Company filed with the NCUC an application for a Certificate of Public Convenience and Necessity to construct 1600 MW of combustion turbine generating capacity between two sites, one in Rowan County and a site in Richmond County. The NCUC granted the certificate on November 11, 1999. Construction of the combustion turbine in Rowan county began November 15, 1999 and the construction of the combustion turbine in Richmond county began February 1, 2000.

         During 1999, the Company invested approximately $47.5 million in new generating plant facilities.

4. PEAK DEMAND. An instantaneous system peak demand record of 10,948 MW was reached on August 11, 1999. At the time of this peak demand, the Company's capacity margin, based on installed capacity (less unavailable capacity) and scheduled firm purchases and sales, was approximately 5.22%.

         Total system peak demand increased for 1997 by 2.2%, for 1998 by 5.0% and for 1999 by 4.0% as compared with the preceding year. The Company currently projects that system peak demand will increase at an average annual growth rate of approximately 2.8% over the next ten years. The year-to-year change in actual peak demand is influenced by the specific weather conditions during those years and may not exhibit a consistent pattern. Total system load factors, expressed as the ratio of the average load supplied to the peak load demand, were 60.6% for 1997, 60.1% for 1998, and 58.2% for 1999. The Company forecasts capacity margins of 10.5% over anticipated system peak load for 2000 and 10.6% for 2001. This forecast assumes normal weather conditions in each year consistent with long-term experience, and is based upon the rated Maximum Dependable Capacity of generating units in commercial operation and scheduled firm purchases of power. However, some of the generating units included in arriving at these capacity margins may be unavailable as a result of scheduled and unplanned outages.


INTERCONNECTIONS WITH OTHER SYSTEMS
-----------------------------------


1. INTERCONNECTIONS. The Company also has major interconnections with the Tennessee Valley Authority (TVA), Appalachian Power Company (APCO), Virginia Power, South Carolina Electric and Gas Company (SCE&G), South Carolina Public Service Authority (SCPSA) and Yadkin, Inc. (Yadkin). In addition, the Company, on occasion, will reserve daily to hourly transmission on Duke Energy's (Duke) system under the transmission tariff in order to accommodate the peak demand in the western control area.


2.       INTERCHANGE AND POWER PURCHASE/SALE AGREEMENTS.
         -----------------------------------------------

         a) The Company has interchange agreements with APCO, SCE&G, SCPSA, TVA, Virginia Power and Yadkin which provide for the purchase and sale of power for hourly, daily, weekly, monthly or longer periods. In addition to the interchange agreements, the Company has executed individual purchase agreements and sales agreements with more than 100 companies beyond the Virginia-Carolinas Subregion described in paragraph 2b below. Purchases and sales under these agreements may be made due to economic or reliability considerations.

               In June 1999, the Company terminated Schedule G to the Interchange Agreement between the Company and Duke. Schedule G provided for the wheeling of electricity between the Company's eastern area and its western area.

               On December 31, 1999, the Company terminated the Standby Concurrent Exchange Agreement (Standby Agreement) between the Company and Duke. The Standby Agreement provided for the simultaneous exchange of up to 70 MW of electricity during periods of scheduled maintenance or breakdown.


               On December 31, 1996, pursuant to the Federal Energy Regulatory Commission (FERC) Order 888, which directs that no bundled economy energy coordination transactions occur after December 31, 1996, the Company submitted to the FERC a compliance filing to unbundle transmission charges from rate schedules that are applicable to the power sales agreements between the Company and others. See PART I, ITEM 1, "Competition," for further discussion of the FERC Order 888.


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

3.       LONG-TERM PURCHASE POWER CONTRACTS.
         -----------------------------------

         a) From July 1993 through June 1999, Duke provided 400 MW of firm capacity to the Company's system. The Company terminated this contract in 1999. Purchases under this agreement, including transmission use charges, totaled $33.8 million in 1999.


         b) The Company has an agreement, which has been approved by the FERC, with APCO and Indiana Michigan Power Company (Indiana Michigan), operating subsidiaries of American Electric Power Company, to upgrade transmission interconnections in the Company's western and eastern service areas and purchase 250 MW of generating capacity from Indiana Michigan's Rockport Unit No. 2 through 2009. Upgrades to the transmission interconnections in the Company's western and eastern service area were completed in 1992 and 1998, respectively. The estimated minimum annual payment for power purchases under the agreement is approximately $31 million, representing capital-related capacity costs. In 1999, purchases under this agreement, including transmission use charges, totaled $59.5 million.


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


         d) In December 1998, the Company entered into an agreement to purchase all of the output of a combustion turbine project to be built, owned, and operated by Broad River Energy, LLC, in Cherokee County, South Carolina. The project is scheduled to be in service on or before June 1, 2001 and is expected to have a net dependable capacity of approximately 500 MW. The agreement is for an initial period of 15 years, with an option for the Company to extend the agreement for two additional five-year terms. During the term of the agreement, the Company will have full rights to the output of the project as well as control over the scheduling of the units.


4. POWER AGENCY. Pursuant to the terms of a 1981 Power Coordination Agreement, as amended, between the Company and Power Agency, the Company is obligated to purchase a percentage of Power Agency's ownership capacity of, and energy from, the Harris Plant through 2007. The estimated minimum annual payments for these purchases, which reflect capital-related capacity costs, total approximately $26 million. Purchases under this agreement totaled $36.5 million in 1999.

COMPETITION
-----------

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

         On December 20, 1999, the FERC issued a rule on Regional Transmission Organizations (RTO) that sets forth four minimum characteristics and eight functions for transmission entities, including independent system operators and transmission companies, to become FERC-approved RTOs. The rule states that public utilities that own, operate or control interstate transmission facilities must file by October 15, 2000, either a proposal to participate in an RTO or an alternative filing describing efforts and plans to participate in an RTO. The Company plans to participate in an RTO and anticipates complying with this filing requirement.

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


4. NORTH CAROLINA ACTIVITIES. In April 1997, the North Carolina General Assembly approved legislation establishing a 23-member study commission to evaluate the future of electric service in the state. During 1998, the study commission met and held public hearings around the state. The study commission also retained consultants to conduct analyses and studies concerning various restructuring issues, including stranded costs, state and local tax implications and electric rate comparisons. In June 1998, the study commission issued an interim report to the 1998 North Carolina General Assembly, summarizing the numerous fact-finding and educational activities and analytical projects the study commission had initiated or completed. That report offered no judgments or recommendations. In May 1999, the North Carolina General Assembly approved legislation that expanded the study commission from 23 to 29 members. All 29 study commission members were appointed by August 1999. The study commission conducted several meetings during August through November to discuss the reports regarding deregulation issues prepared by the Research Triangle Institute at the request of the study commission. During those meetings, several entities, including the Company and Duke, presented proposals for addressing the nearly $6 billion debt of North Carolina's Municipal Power Agencies. The study commission resumed meeting in January 2000. On

         March 8, 2000, the commission co-chairs presented draft recommendations regarding electric industry restructuring to the full study commission for its consideration in preparing its report to the North Carolina General Assembly. Key recommendations in the draft include (i) electric retail competition should begin in North Carolina no later than June 30, 2006; (ii) recovery of utilities' stranded costs should not be extended beyond June 30, 2006; and (iii) the generation and distribution of assets of the municipal power agencies (including Power Agency) should be sold no later than June 30, 2002, and the funds from those sales should be used to pay off a portion of the municipal power agencies' debt. The draft recommendations also address issues related to the legislative timetable, consumer protection measures, environmental concerns, tax laws, and transmission and distribution. Implicit in recommendation is a rate freeze through the year 2006. Initial comments on the draft recommendations were due on March 10, 2000. The Company and other interested parties submitted comments. The draft recommendations will serve as a starting point for preparation of the study commission's report addressing industry restructuring in the State of North Carolina. The recommendations and related issues will be debated and discussed at future study commission meetings. The commission is expected to make a final report to the North Carolina General Assembly in the spring of 2000. The Company cannot predict the outcome of this matter.


5. SOUTH CAROLINA ACTIVITIES. The 1999 session of the South Carolina General Assembly adjourned in June 1999 without approving any legislation regarding electric industry restructuring.


         On October 29, 1998, the South Carolina Senate Judiciary Committee appointed a 13-member task force to study the restructuring issue and make a report to the Senate. The task force was subsequently expanded to 18 members, including the Company. The task force, including its various committees, has conducted several meetings to receive input from various experts and interested parties and to discuss issues related to restructuring.

         The House Public Utility Subcommittee is expected to continue considering the electric industry restructuring bills that were introduced in 1999, and the Senate task force is expected to continue to consider the issue of restructuring during the South Carolina General Assembly's 2000 legislative session. The Company cannot predict the outcome of these matters.

6. FEDERAL ACTIVITIES. During 1999, over 20 bills were introduced in Congress regarding electric industry restructuring. A draft bill passed the House Commerce Subcommittee on October 27, 1999. This bill will proceed to full Commerce Committee consideration in the first quarter of 2000 where it is expected to be changed significantly. The Company cannot predict the outcome of this matter.


7. COMPANY ACTIVITIES. The developments described above have created changing markets for energy. As a strategy for competing in these changing markets, the Company is becoming a total energy provider in the region by providing a full array of energy-related services to its current customers and expanding its market reach. The Company took a major step towards implementing this strategy, by entering into the Amended Agreement with FPC.


         In December 1998, the Company entered into an agreement to purchase all of the output of a combustion turbine project to be built, owned and operated by Broad River Energy, LLC (BRE), in Cherokee County, South Carolina. In conjunction with this agreement, the Company agreed to provide bridge financing to BRE under a Financing Term Sheet. This financing will be used by BRE to (i) make payments to Duke Energy in connection with certain electrical interconnection agreements, (ii) purchase two generator step up transformers and (iii) acquire land for the Broad River Energy Center Project. Under the terms of this agreement, the Company agreed to loan BRE up to $20.5 million that will be due on July 1, 2000. In addition, in August of 1999 the Company agreed to loan Broad River Investors, LLC up to $84.5 million that will be due on July 1, 2000 to finance the purchase of the combustion turbines for the project. Interest on each of the loans is calculated based on the London Inter-Bank Offer Rate, LIBOR, plus a spread of 1%.

         In August 1999, the Company signed a five-year agreement with Municipal Electric Authority of Georgia (MEAG) pursuant to which MEAG will receive the full output of a 160 MW combustion turbine owned and operated by Monroe Power Company, a wholly owned subsidiary of the Company. Headquartered in Atlanta, Georgia, MEAG represents 48 municipal electric utilities in Georgia and is part owner of four generating facilities and the Georgia Integrated Transmission System.


         In August 1999, the Company signed an off-system wholesale peaking power sales agreement with Santee Cooper. The Company will provide up to 150 MW of additional peaking power for a one-year term from June 2001 to May 2002, to help meet the increasing demand in Santee Cooper's fast-growing service area.

         In October 1999, the Company and the Albemarle-Pamlico Economic Development Corporation (APEC) announced their intention to build an 850-mile natural gas transmission and distribution system to 14 currently unserved counties in eastern North Carolina. The Company will operate both the transmission and distribution systems and APEC will help ensure that the new facilities are built in the most advantageous locations to promote development of the economic base in the region. In conjunction with this proposal, the Company and APEC filed a joint request with the NCUC for $186 million of a $200 million state bond package established for clean water and natural gas infrastructure. If granted, these funds will be used to pay for the portion of the project that likely could not be recovered from future gas customers through rates. The Company plans to invest an additional $11.5 million, thus bringing the total cost of the project to $197.5 million. As proposed, the project is scheduled to be developed in phases through 2003. The NCUC has established a procedural schedule with hearings regarding the first phase of the project to be conducted in April 2000. An order is expected mid-2000. The Company cannot predict the outcome of this matter.


         In December 1999, the Company announced plans to build a 30-inch natural gas pipeline in North Carolina that will extend approximately 82 miles from Williams Energy's Transcontinental interstate pipeline in Iredell County to Richmond County. The pipeline will provide gas for the Company's planned new power plant in Richmond County and is scheduled to be completed during the spring of 2001. The pipeline is expected to cost approximately $100 million and will accommodate extension of natural gas service to future Company power plants and normal load growth on NCNG's system. This pipeline plan replaces a plan for a 175-mile pipeline, the Palmetto Pipeline that the Company and Southern Natural Gas Company, a subsidiary of El Paso Energy, had been assessing.

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

CAPITAL REQUIREMENTS
--------------------

         CAPITAL REQUIREMENTS. During 1999, the Company expended approximately $862 million for capital requirements. Estimated capital requirements for 2000 through 2002 primarily reflect construction expenditures to add generation, transmission and distribution facilities, as well as upgrade existing facilities. Those capital requirements are reflected in the following table (in millions):

                                                              2000             2001              2002
                                                            -------          -------           -------
        Construction Expenditures                           $   851          $   876           $   912
        Nuclear Fuel Expenditures                                64               94                66
        AFUDC                                                   (21)             (32)              (38)
        Mandatory Retirements of Long-Term Debt                 201                5               251
                                                            -------          -------           -------
        TOTAL                                               $ 1,095         $    943           $ 1,191
                                                            =======         ========           =======

         The table includes expenditures of approximately $311 million expected to be incurred at fossil-fueled electric generating facilities to comply with the Clean Air Act.

         In addition, the Company has total projected cash requirements of approximately $565 million over the years 2000 through 2002 relating to expenditures in other areas such as affordable housing investments and merchant generation. These projections are periodically reviewed and may change significantly.

FINANCING REQUIREMENTS
----------------------

1. FINANCING REQUIREMENTS. The proceeds from the issuance of commercial paper and/or internally generated funds financed the retirement of long-term debt totaling $113 million in 1999. In addition, the issuance of $500 million extendible notes in October 1999, financed the retirement of $100 million of extendible commercial notes and reduced the outstanding commercial paper balance. External funding requirements, which do not include early redemptions of long-term debt, redemption of preferred stock or issuances in conjunction with acquisitions, are expected to approximate $490 million, $580 million and $640 million in 2000, 2001 and 2002, respectively. These funds will be required for construction, mandatory retirements of long-term debt and general corporate purposes. The amount and timing of future sales of Company securities will depend upon market conditions and the specific needs of the Company. The Company may from time to time sell securities beyond the amount needed to meet capital requirements in order to allow for the early redemption of long-term debt, the redemption of preferred stock, the reduction of short-term debt or for other general corporate purposes.


2.       SEC FILINGS.

               i) The Company has on file with the Securities and Exchange Commission (SEC) a shelf registration statement (File No. 333-69237) under which first mortgage bonds, senior notes and other debt securities are available for issuance by the Company. As of December 31, 1999, the Company had $600 million available under this shelf registration.

               ii) The Company has on file with the SEC a shelf registration statement (File No. 33-5134) enabling the Company to issue up to $180 million of Serial Preferred Stock.

3.       ISSUANCES OF BONDS, PREFERRED STOCK AND DEBENTURES.
         ---------------------------------------------------

         External financings during 1999 included:

               i) The issuance on March 5, 1999 of $400 million principal amount of Senior Notes, 5.95% Series due on March 1, 2009. The net proceeds were used to reduce the outstanding balance of commercial paper and for other general corporate purposes.

               ii) In October 1999, the Company issued $500 million of unsecured Extendible Notes with a final maturity of October 28, 2009, and an initial reset period from October 28, 1999 to July 28, 2000 at an interest rate to be reset and payable on a monthly basis at a rate equal to the one month LIBOR plus a spread of 0.33%. The net proceeds from this issuance were used to reduce commercial paper borrowings and other short-term indebtedness.

4.       REDEMPTIONS/RETIREMENTS OF BONDS, PREFERRED STOCK AND DEBENTURES.
         ----------------------------------------------------------------

         Redemptions and retirements during 1999 included:

               i) The retirement on July 1, 1999 of $50 million principal amount of First Mortgage Bonds, Medium Term Notes, 7.15% Series B, which matured on that date.

               ii) The redemption on August 9, 1999 of $25 million principal amount of, 9.21% Debentures Series C, due November 15, 2011 on behalf of NCNG.

               iii) The redemption on August 13, 1999 of $30 million principal amount of, 7.15% Debentures Series, due November 15, 2015 on behalf of NCNG.


5. CREDIT FACILITIES. As of December 31, 1999, the Company's revolving credit facilities totaled $750 million, all of which are long-term agreements. The Company is required to pay minimal annual commitment fees to maintain its credit facilities. Consistent with management's intent to maintain its commercial paper, pollution control revenue refunding bonds (pollution control bonds) and other short-term indebtedness on a long-term basis, and as supported by its long-term revolving credit facilities, the Company included in long-term debt commercial paper, pollution control bonds and other short-term indebtedness outstanding of approximately $363 million, $56 million and $331 million, respectively, as of December 31, 1999. Commercial paper and pollution control bonds outstanding of approximately $488 million and $56 million, respectively, were reclassified as long-term debt as of December 31, 1998. See PART II, ITEM 8, "Consolidated Financial Statements and Supplementary Data," Note 6, for a more detailed discussion of the Company's revolving credit facilities.

6. COMMERCIAL NOTES. In September 1999, the Company established a $150 million extendible commercial notes program. As of December 31, 1999, there were no extendible commercial notes outstanding.

7. CREDIT RATINGS. The Company's access to outside capital depends on its ability to maintain its credit ratings. The Company's credit ratings are as follows:

                                                                         Moody's
                                               Duff and Phelps      Investors Service        Standard and Poor's
                                               ---------------      -----------------        -------------------
         First  Mortgage Bonds                        A+                    A2                        A
         Commercial Paper                            D-1                   P-1                       A-1
         Extendible Commercial Notes                 N/A                   P-1                       A-1
         Extendible Notes                            D-1                   P-1                       A-1

         The following is a summary of the meanings of the ratings shown above and the relative rank of the Company's rating within each agency's classification system.


         Duff and Phelps' top four bond ratings (AAA, AA, A and BBB) are considered "investment grade." Debt that is rated "A" is considered upper grade securities which possess adequate protection factors but risk factors that are more variable in periods of economic stress. Duff and Phelps may use a plus (+) or minus (-) sign to designate the relative position of a credit within the rating category. Moody's top four bond ratings (Aaa, Aa, A and Baa) are generally considered "investment grade." Obligations that are rated "A" possess many favorable investment attributes and are considered as upper medium grade obligations. Factors giving security to principal and interest are considered adequate but elements may be present which suggest a susceptibility to impairment sometime in the future. A numerical modifier ranks the security within the category with a "2" indicating the mid-range. Standard & Poor's top four bond ratings (AAA, AA, A and BBB) are considered "investment grade." Debt rated "A" has a strong capacity to pay interest and repay principal although it is somewhat more susceptible to the adverse effects of changes in economic conditions than debt in higher rated categories. Standard & Poor's may use a plus (+) or minus (-) sign after ratings to designate the relative position of a credit within the rating category.

         Duff and Phelps' top three commercial paper ratings (D-1, D-2 and D-3) are generally considered "investment grade." Issuers rated "D-1" have a very high certainty of timely payment, liquidity factors are excellent and risk factors are minor. Moody's top three commercial paper ratings (P-1, P-2 and P-3) are generally considered "investment grade." Issuers rated "P-1" have a superior ability for repayment of senior short-term debt obligations and repayment ability is often evidenced by a conservative structure, broad margins in earnings coverage of fixed financial charges and well established access to a range of financial markets and assured sources of alternate liquidity. Standard & Poor's commercial paper ratings are a current assessment of the likelihood of timely payment of debt having an original maturity less than 365 days. The top three Standard & Poor's commercial paper ratings (A-1, A-2 and A-3) are considered "investment grade." Issues rated "A-1" indicate that the degree of safety regarding timely payment is either overwhelming or very strong. Those issues determined to possess overwhelming safety are denoted with a plus (+) sign designation.


RETAIL RATE MATTERS
-------------------

1. GENERAL. The Company is subject to regulation in North Carolina by the NCUC and in South Carolina by the SCPSC with respect to, among other things, rates and service for electric energy sold at retail, retail service territory and issuances of securities. The Company is also subject to regulation in North Carolina by the NCUC with respect to rates and service for the transmission, distribution, and sale of natural gas in portions of North Carolina.

2. ELECTRIC RETAIL RATES. The rates of return granted to the Company in its most recent general rate cases are as follows:

                 1988 North Carolina Utilities Commission Order (test year ended March 31, 1987)
                 -------------------------------------------------------------------------------

                                                  Capital               Weighted              Weighted
                 Capital Structure                Ratio                 Cost Rate               Cost
                 -----------------                -----                 ---------               ----


                 Long-Term Debt                   48.57%                  8.62%                  4.19%
                 Preferred Stock                   7.43%                  8.75%                  0.65%
                 Common Equity                    44.00%                 12.75%                  5.61%
                                                                                               -------
                 Rate of Return                                                                 10.45%
                                                                                                ======


                 1988 South Carolina Public Service Commission Order (test year ended September 30, 1987)
                 ----------------------------------------------------------------------------------------

                                                  Capital               Weighted               Weighted
                 Capital Structure                 Ratio                Cost Rate                Cost
                 -----------------                 -----                ---------                ----


                 Long-Term Debt                   47.82%                  8.62%                  4.12%
                 Preferred Stock                   7.46%                  8.75%                  0.65%
                 Common Equity                    44.72%                 12.75%                  5.71%
                                                                                               -------
                 Rate of Return                                                                 10.48%
                                                                                               =======

3. NATURAL GAS RATES. On October 27, 1995, the NCUC issued its Order granting a general rate increase amounting to $4.2 million in annual revenues effective November 1, 1995. The Commission's Order approved, in all material respects, the Stipulation of Settlement reached among NCNG, the NCUC Public Staff, which represents the using and consuming public, the Carolina Utility Customers Association, Inc. (CUCA) and other intervenors in the rate case. The Order provides for a rate of return on net investment of 10.09% but, pursuant to the Stipulation of Settlement, did not state separately the rate of return on common equity nor the capital structure used to calculate revenue requirements.


4. OTHER RETAIL RATE MATTERS. Pursuant to authorizations from the NCUC and the SCPSC, the Company began to accelerate the amortization of certain regulatory assets over a three-year period beginning January 1997 and expiring December 1999. The accelerated amortization of these regulatory assets resulted in additional depreciation and amortization expenses of approximately $68 million in each year of the three-year period.


         In 1996, the NCUC also authorized the Company to defer operation and maintenance expenses of approximately $40 million associated with Hurricane Fran, with amortization over a 40-month period, which expired December 1999.


         In late 1998 and early 1999, the Company filed, and the respective commissions subsequently approved, proposals in the North and South Carolina retail jurisdictions to accelerate cost recovery of its nuclear generating assets beginning January 1, 2000 and continuing through 2004. The accelerated cost recovery begins immediately after the 1999 expiration of the accelerated amortization of certain regulatory assets, which began in January 1997. Pursuant to the orders, the Company's depreciation expense for nuclear generating assets will increase by a minimum of $106 million up to a maximum of $150 million per year. Recovering the costs of the nuclear generating assets on an accelerated basis will better position the Company for the uncertainties associated with potential restructuring of the electric utility industry.

         In conjunction with the acquisition, the Company and NCNG signed a joint stipulation agreement with the Public Staff of the NCUC in which the Company agreed to cap base retail electric rates, exclusive of fuel costs, with limited exceptions, through December 2004, and NCNG agreed to cap margin rates for gas sales and transportation services, with limited exceptions, through November 1, 2003. Management is of the opinion that this agreement will not have a material effect on the consolidated results of operations or financial position of the Company.


5. INTEGRATED RESOURCE PLANNING. Integrated resource planning is a process that systematically compares all reasonably available resources, both demand-side and supply-side, in order to develop that mix of resources that allows a utility to meet customer demand in a cost-effective manner, giving due regard to system reliability, safety and the environment. In the past, utilities were required to file their Integrated Resource Plans (IRP) with the NCUC and the SCPSC once every three years. The Company regularly reviews its IRP in light of changing conditions and evaluates the impact these changes have on its resource plans, including purchases and other resource options. During 1998, the NCUC and SCPSC substantially altered their IRP rules. Both the NCUC and SCPSC reduced the amount of information that must be included in the Company's IRP. The NCUC also eliminated the triennial IRP and now requires an annual filing.


6.       FUEL COST RECOVERY.
         ------------------


         a) In the North Carolina retail jurisdiction, the NCUC establishes base fuel costs in general rate cases and holds hearings annually to determine whether a rider should be added to base fuel rates to reflect increases or decreases in the cost of fuel and the fuel cost component of purchased power as well as changes in the fuel cost component of sales to other utilities. The NCUC considers the changes in the Company's cost of fuel during a historic test period ending March 31 of each year and corrects any past over- or under-recovery. On June 3, 1999, the Company filed its 1999 fuel cost recovery application. The NCUC issued a final order approving the Company's proposed billing fuel factor of 1.057 cents/kWh on September 9, 1999. This new factor became effective on September 15, 1999. On October 8, 1999, CUCA appealed the Commission's decision.


         b) In the South Carolina retail jurisdiction, fuel rates are set by the SCPSC. At the fuel hearings, any past over- or under-recovery of fuel costs is taken into account in establishing the new rate. The Company's fuel hearing was held on March 24, 1999 and by order issued April 1, 1999, the SCPSC approved the Company's proposed continuation of the existing fuel factor of 1.122 cents/kWh.

7. AVOIDED COST PROCEEDINGS. In 1998, the NCUC opened Docket No. E-100, Sub 81 for its biennial proceeding to establish the avoided cost rates for all electric utilities in North Carolina. Avoided cost rates are intended to reflect the costs that utilities are able to "avoid" by purchasing power from qualifying facilities. The Company's initial filing in this docket was made on November 6, 1998. Intervenor comments on the utilities' filings were filed January 15, 1999, and a hearing for non-expert public witnesses was held on February 2, 1999. By order issued July 16, 1999, the NCUC approved the Company's proposed avoided cost rates.

WHOLESALE RATE MATTERS
----------------------

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

ENVIRONMENTAL MATTERS
---------------------


1. GENERAL. In the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes and other environmental matters, the Company is subject to regulation by various federal, state and local authorities. The Company considers itself to be in substantial compliance with those environmental regulations currently applicable to its business and operations and believes it has all necessary permits to conduct such operations. Environmental laws and regulations constantly evolve and the ultimate costs of compliance cannot always be accurately estimated. The capital costs associated with compliance with pollution control laws and regulations at the Company's existing fossil facilities that the Company expects to incur from 2000 through 2002 are included in the estimates under PART I, ITEM 1, "Capital Requirements."

2. CLEAN AIR LEGISLATION. The 1990 amendments to the Clean Air Act require substantial reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fueled electric generating plants. The Clean Air Act required the Company to meet more stringent provisions effective January 1, 2000. The Company will meet the sulfur dioxide emissions requirements by maintaining sufficient sulfur dioxide emission allowances. Installation of additional equipment was necessary to reduce nitrogen oxide emissions. Increased operation and maintenance costs, including emission allowance expense, installation of additional equipment and increased fuel costs are not expected to be material to the consolidated financial position or results of operations of the Company.


         The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The Company has recently been asked to provide information to the EPA as part of this initiative and has cooperated in providing the requested information. The EPA has initiated enforcement actions which may have potentially significant penalties against other companies that have been subject to this initiative. The Company cannot predict the outcome of this matter.


         On October 27, 1998, the EPA published a final rule addressing the issue of regional transport of ozone. This rule is commonly known as the NOx SIP call. The EPA's rule requires 22 states, including North and South Carolina, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission level by May 2003. The EPA's rule also suggests to the states that these additional nitrogen oxide emission reductions be obtained from the utility sector. The Company is evaluating necessary measures to comply with the rule and estimates its related capital expenditures through 2003 could be approximately $327 million, a portion of which is reflected in the "Capital Requirements" discussion under PART II, ITEM 7, "Liquidity and Capital Resources." Increased operation and maintenance costs relating to the NOx SIP call are not expected to be material to the Company's results of operations. The Company and the states of North and South Carolina have been participating in litigation challenging the NOx SIP call. On March 3, 2000, a three-judge panel of the District of Columbia Circuit Court of Appeals upheld the EPA's NOx SIP call. Further appeals are being considered. The Company cannot predict the outcome of this matter.


         The EPA published a final rule approving certain petitions under the Clean Air Act that requires certain sources to make reductions in nitrogen oxide emissions by 2003. The Company's fossil-fueled electric generating plants in North Carolina are included in these petitions. The Company and other states are participating in litigation challenging the EPA's actions. The Company cannot predict the outcome of this matter.


3. SUPERFUND. The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), authorize the EPA to require the clean up of hazardous waste sites. This statute imposes retroactive joint and several liability. Some states, including North and South Carolina, have similar types of legislation. There are presently several sites with respect to which the Company has been notified by the EPA or the State of North Carolina of its potential liability, as described below in greater detail.

         Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under various federal and state laws. There are several manufactured gas plant (MGP) sites to which both the electric utility and the gas utility have some connection. In this regard, the electric utility and the gas utility, along with others, are participating in a cooperative effort with the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM), which has established a uniform framework to address MGP sites. The investigation and remediation of specific MGP sites will be addressed pursuant to one or more Administrative Orders on Consent (AOC) between the DWM and the potentially responsible party or parties. Both the electric utility and the gas utility have signed AOCs to investigate certain sites. Both the electric utility and the gas utility continue to identify parties connected to individual MGP sites, and to determine their relationships to other parties at those sites and the degree to which the Company will undertake efforts with others at individual sites. The Company does not expect the costs associated with these sites to be material to the consolidated financial position or results of operations of the Company.


         The Company is periodically notified by regulators such as the North Carolina Department of Environment and Natural Resources, the South Carolina Department of Health and Environmental Control, and the U.S. Environmental Protection Agency (EPA) of its involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company may incur costs at these sites about which it has been notified, based upon current status of these sites, the Company does not expect those costs to be material to the consolidated financial position or results of operations of the Company.

4. OTHER ENVIRONMENTAL MATTERS. The Company has filed claims with its general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have been settled, and others are still being pursued. The Company cannot predict the outcome of these matters.

NUCLEAR MATTERS
---------------

1. GENERAL. Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, as amended, operation of nuclear plants is intensively regulated by the Nuclear Regulatory Commission (NRC), which has broad power to impose nuclear safety and security requirements. In the event of noncompliance, the NRC has the authority to impose fines, set license conditions, or shut down a nuclear unit, or some combination of these, depending upon its assessment of the severity of the situation, until compliance is achieved. The electric utility industry in general has experienced challenges in a number of areas relating to the operation of nuclear plants, including: substantially increased capital outlays for modifications; the effects of inflation upon the cost of operations; increased costs related to compliance with changing regulatory requirements; renewed emphasis on achieving excellence in all phases of operations; unscheduled outages; outage durations; and uncertainties regarding disposal facilities for low-level radioactive waste and storage facilities for spent nuclear fuel. See paragraphs below. The Company experiences these challenges to varying degrees. Capital expenditures for modifications at the Company's nuclear units, excluding Power Agency's ownership interests, during 2000, 2001 and 2002 are expected to total approximately $41 million, $80 million and $29 million, respectively (including AFUDC).

2. SPENT FUEL AND OTHER HIGH-LEVEL RADIOACTIVE WASTE. The Nuclear Waste Policy Act of 1982 (Nuclear Waste Act) provides the framework for development by the federal government of interim storage and permanent disposal facilities for high-level radioactive waste materials. The Nuclear Waste Act promotes increased usage of interim storage of spent nuclear fuel at existing nuclear plants. The Company will continue to maximize the use of spent fuel storage capability within its own facilities for as long as feasible. As of December 31, 1999, sufficient on-site spent nuclear fuel storage capability is available for the full-core discharge of Brunswick Unit No. 1 through 2001, Brunswick Unit No. 2 through 2000, Robinson Unit No. 2 through 2000 and Harris through 2002 assuming normal operating and refueling schedules. The spent fuel storage facilities at the Brunswick and Robinson Units along with the Harris Plant spent fuel storage facilities are sufficient to provide storage space for spent fuel generated by all of the Company's nuclear generating units through the expiration of their current operating licenses, provided that currently idle storage space at the Harris Plant can be activated. On December 23, 1998, the Company submitted a license amendment application to the NRC requesting approval to activate and begin using the additional spent fuel storage at the Harris Plant. The Company is maintaining full-core discharge capability for the Brunswick Units and Robinson Unit No. 2 by transferring spent nuclear fuel by rail to the Harris Plant. As a contingency to the shipment by rail of spent nuclear fuel, during April 1989, the Company filed an application with the NRC for the issuance of a license to construct and operate an independent spent fuel storage facility for the dry storage of spent nuclear fuel at the Brunswick Plant. At the Company's request, the NRC suspended review of the Company's license application based on the success of the Company's shipping efforts. The NRC will resume review of the license upon notification by the Company of its desire to continue the application process. Subsequent to the expiration of the licenses, dry storage may be necessary in conjunction with the decommissioning of the units. Pursuant to the Nuclear Waste Act, the Company, through a joint agreement with the U.S. Department of Energy (DOE) and the Electric Power Research Institute, has built a demonstration facility at the Robinson Plant that allows for the dry storage of 56 spent nuclear fuel assemblies. The Company cannot predict the outcome of these matters.

         As required under the Nuclear Waste Policy Act of 1982, the Company entered into a contract with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract. In April 1995, the DOE issued a final interpretation that it did not have an unconditional obligation to take spent nuclear fuel by January 31, 1998. In Indiana & Michigan Power v. DOE, the U.S. Court of Appeals vacated the DOE's final interpretation and ruled that the DOE had an unconditional obligation to begin taking spent nuclear fuel. The Court did not specify a remedy because the DOE was not yet in default.

         After the DOE failed to comply with the decision in Indiana & Michigan Power v. DOE, a group of utilities (including the Company) petitioned the U.S. Court of Appeals in Northern States Power (NSP) v. DOE, seeking an order requiring the DOE to begin taking spent nuclear fuel by January 31, 1998. The DOE took the position that their delay was unavoidable, and the DOE was excused from performance under the terms and conditions of the contract. The Court of Appeals issued an order that precluded the DOE from treating the delay as an unavoidable delay. However, the Court of Appeals did not order the DOE to begin taking spent nuclear fuel, stating that the utilities had a potentially adequate remedy by filing a claim for damages under the contract.

         After the DOE failed to begin taking spent nuclear fuel by January 31, 1998, a group of utilities (including the Company) filed a motion with the U.S. Court of Appeals to enforce the mandate in NSP v. DOE. Specifically, the utilities asked the Court to permit the utilities to escrow their waste fee payments, to order the DOE not to use the waste fund to pay damages to the utilities, and to order the DOE to establish a schedule for disposal of spent nuclear fuel. The Court denied this motion based primarily on the grounds that a review of the matter was premature and that some of the requested remedies fell outside of the mandate in NSP v. DOE.

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


         As a result, the State of North Carolina does not have access to a low-level radioactive waste disposal facility. The North Carolina Low-Level Radioactive Waste Management Authority, which is responsible for siting and operating a new low-level radioactive waste disposal facility for the Southeast regional compact, has submitted a license application for the site it selected in Wake County, North Carolina to the North Carolina Division of Radiation Protection. In December 1997, the Southeast Regional Compact Commission suspended funding for the proposed low-level radioactive waste facility in Wake County. The future funding for this project remains uncertain. Although the Company does not control the future availability of low-level waste disposal facilities, the cost of waste disposal or the development process, it supports the development of new facilities and is committed to a timely and cost-effective solution to low-level waste disposal. The Company's nuclear plants in North Carolina are currently storing low-level waste on site and are developing additional storage capacity to accommodate future needs. The Company's nuclear plant in South Carolina has access to the existing disposal site in South Carolina. Although the Company cannot predict the outcome of this matter, it does not expect the cost of providing additional on-site storage capacity for low-level radioactive waste to be material to the consolidated financial position or results of operations of the Company.


4.       DECOMMISSIONING.
         ----------------

         a) Pursuant to an NRC rule, licensees of nuclear facilities are required to submit decommissioning funding plans to the NRC for approval to provide reasonable assurance that the licensee will have the financial ability to implement its decommissioning plan for each facility. The rule requires licensees to do one of the following: prepay at least an NRC-prescribed minimum amount immediately; set up an external sinking fund for accumulation of at least that minimum amount over the operating life of the facility; or provide a surety to guarantee financial performance in the event of the licensee's financial inability to perform actual decommissioning. On July 26, 1990, the Company submitted its decommissioning funding plans to the NRC. In June 1991, the Company began depositing funds into an external trust as a vehicle to achieve such decommissioning funding.

                  In the Company's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the NCUC and the SCPSC and are based on site-specific estimates that included the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdiction, the provisions for nuclear decommissioning costs are based on amounts agreed upon in applicable rate agreements. Decommissioning cost provisions, which are included in depreciation and amortization expense, were $33.3 million, $33.3 million, and $33.2 million in 1999, 1998, and 1997, respectively. Accumulated decommissioning costs, which are included in accumulated depreciation, were $568.0 million and $496.3 million at December 31, 1999 and 1998, respectively. These costs include amounts retained internally and amounts funded in an external decommissioning trust. The balance of the nuclear decommissioning trust was $379.9 million and $310.7 million at December 31, 1999 and 1998, respectively. Trust earnings increase the trust balance with a corresponding increase in the accumulated decommissioning balance. These balances are adjusted for net unrealized gains and losses related to changes in the fair value of trust assets. Based on the site-specific estimates discussed below, and using an assumed after-tax earnings rate of 7.75% and an assumed cost escalation rate of 4%, current levels of rate recovery for nuclear decommissioning costs are adequate to provide for decommissioning of the Company's nuclear facilities.


         b) The Company's most recent site-specific estimates of decommissioning costs were developed in 1998, using 1998 cost factors, and are based on prompt dismantlement decommissioning, which reflects the cost of removal of all radioactive and other structures currently at the site, with such removal occurring shortly after operating license expiration. See paragraph 5 below for expiration dates of operating licenses. These estimates, in 1998 dollars, are $279.8 million for Robinson Unit No. 2, $299.3 million for Brunswick Unit No. 1, $298.5 million for Brunswick Unit No. 2, and

                  $328.1 million for the Harris Plant. The estimates are subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The cost estimates exclude the portion attributable to Power Agency, which holds an undivided ownership interest in the Brunswick and Harris nuclear generating facilities. To the extent of its ownership interests, Power Agency is responsible for satisfying the NRC's financial assurance requirements for decommissioning costs. See PART I, ITEM 1, "Generating Capability," paragraph 1.


         c) The Financial Accounting Standards Board is proceeding with its project regarding accounting practices related to obligations associated with the retirement of long-lived assets, and an exposure draft of a proposed accounting standard was issued during the first quarter of 2000. It is uncertain what effects it may ultimately have on the Company's accounting for nuclear decommissioning and other retirement costs.

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

                                          Facility Operating License
                  Facility                Expiration Date
                  --------                ---------------

                  Robinson Unit No. 2     July 31, 2010

                  Brunswick Unit No. 1    September 8, 2016

                  Brunswick Unit No. 2    December 27, 2014

                  Harris Plant            October 24, 2026

6.       OTHER NUCLEAR MATTERS
         ---------------------

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


         b) Degradation of tubing internal to steam generators in pressurized water reactor power plants due to intergranular stress corrosion cracking has been an on-going industry phenomenon. The Company has determined that the steam generators at the Harris Plant are subject to degradation and plans to replace the steam generators in 2001. The steam generators at the Robinson plant were replaced in 1984 and are expected to perform until the plant's operating license expires. The Company does not expect the costs associated with replacing the steam generators at the Harris Plant to be material to the consolidated financial position or results of operations of the Company.

         c) The Company is insured against public liability for a nuclear incident up to $9.7 billion per occurrence, which is the maximum limit on public liability claims pursuant to the Price-Anderson Act. In the event that public liability claims from an insured nuclear incident exceed $200 million, the Company would be subject to a pro rata assessment of up to $83.9 million, plus a 5% surcharge, for each reactor owned for each incident. Payment of such assessment would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. Power Agency would be responsible for its ownership share of the assessment on jointly owned nuclear units. For a more detailed discussion of nuclear liability insurance, see PART II, ITEM 8, "Consolidated Financial Statements and Supplementary Data,"
                  Note 16b.

FUEL
----


1. SOURCES OF GENERATION. Total system generation (including Power Agency's share) by primary energy source, along with purchased power, for the years 1996 through 2000 is set forth below:



                            1996  1997  1998  1999  2000
                            ----  ----  ----  ----  ----
                                                   (estimated)

         Fossil               45%   46%   47%   48%   48%
         Nuclear              41    43    42    42    41
         Purchased Power      12    10     9     8     8
         Hydro                 2     1     1     1     1
         Combustion Turbine   --    --     1     1     2

2. COAL. The Company has intermediate and long-term agreements from which it expects to receive approximately 80% of its coal burn requirements in 2000. These agreements have expiration dates ranging from 2000 to 2006. All of the coal that the Company is currently purchasing under intermediate and long-term agreements is considered to be low sulfur coal by industry standards. Recent amendments to the Clean Air Act may result in increases in the price of low sulfur coal. See PART I, ITEM 1, "Environmental Matters," paragraph 2. The average cost (including transportation costs) to the Company of coal delivered for 1999 was $41.98 per ton.


3. OIL. The Company uses No. 2 oil primarily for its combustion turbine units, which are used for emergency backup and peaking purposes, and for boiler start-up and flame stabilization. The Company has a No. 2 oil supply contract for its normal requirements. In the event base-load capacity is unavailable during periods of high demand, the Company may increase the use of its combustion turbine units, thereby increasing No. 2 oil consumption. The Company intends to meet any additional requirements for No. 2 oil through additional contract purchases or purchases in the spot market. There can be no assurance that adequate supplies of No. 2 oil will be available to meet the Company's requirements. To reduce the Company's vulnerability to the lack of No. 2 oil availability, twelve combustion turbine units with a total generating capacity of 766 MW can also burn natural gas. Over the last five years, No. 2 oil, natural gas and propane accounted for 2.89% of the Company's total burned fuel cost. In 1999, No. 2 oil, natural gas and propane accounted for 4.37% of the Company's total burned fuel cost. The availability and cost of fuel oil could be adversely affected by energy legislation enacted by Congress, disruption of oil or gas supplies, labor unrest and the production, pricing and embargo policies of foreign countries.


4. NUCLEAR. The nuclear fuel cycle requires the mining and milling of uranium ore to provide uranium oxide concentrate (U3O8), the conversion of U3O8 to uranium hexafluoride (UF6), and the enrichment of the UF6 and the fabrication of the enriched uranium into fuel assemblies. Existing uranium contracts are expected to supply the necessary nuclear fuel to operate all of the Company's nuclear generating facilities through 2001.

         The Company expects to meet its future U3O8 requirements from inventory on hand and amounts received under contract. Although the Company cannot predict the future availability of uranium and nuclear fuel services, the Company does not currently expect to have difficulty obtaining U3O8 and the services necessary for its conversion, enrichment and fabrication into nuclear fuel. For a discussion of the Company's plans with respect to spent fuel storage, see PART I, ITEM 1, "Nuclear Matters."


5. DOE ENRICHMENT FACILITIES DECONTAMINATION AND DECOMMISSIONING (D&D) FUND. Under Title XI of the Energy Policy Act of 1992, Public Law 102-486, Congress established a decontamination and decommissioning (D&D) fund for the DOE's gaseous diffusion enrichment plants. Contributions to this fund are being made by U.S. domestic utilities which have purchased enrichment services from DOE since it began sales to non-Department of Defense customers. Each utility's share of the contributions is based on that utility's past purchases of services as a percentage of all purchases of services by U.S. utilities. Total annual contributions are capped at $150 million per year with an overall cap of $2.25 billion over 15 years both indexed to inflation. The Company has paid approximately $40 million in D&D fees through 1999, and expects to pay a cumulative total of approximately $82 million over the 15 year period ending September 30, 2007 (excluding Power Agency's ownership share). The Company is recovering these costs as a component of fuel cost.


         During March 1997, the Company, along with other entities, filed an administrative claim with the DOE, and a Complaint against the DOE in the United States Court of Federal Claims, seeking a refund of part of the price paid by the Company for enrichment services purchased from the DOE. It is the Company's position that the contract price it paid to the DOE for uranium purchases included the cost of D&D, and that the DOE's collection of additional D&D fees pursuant to the Energy Act resulted in an overpayment of fees by the Company. In addition, the claim requested the elimination of future D&D fund assessments. It was the Company's position that the D&D assessments constitute a breach of contract, a taking of vested contract rights, a violation of property rights, illegal exaction and a violation of the Fifth Amendment of the United States Constitution. The Company's action was stayed pending the outcome of a similar case, Yankee Atomic Electric Company (Yankee Atomic) v. United States (33 Fed.Cl. 580 (Cl.Ct. 1995)), in which the United States Court of Claims found that a portion of the D&D assessments made against Yankee Atomic were unlawful. The government appealed that case to the District of Columbia Circuit Court of Appeals, which subsequently overturned the favorable Court of Claims decision. After the Circuit Court of Appeals refused to rehear the matter, Yankee Atomic filed a petition for a certiorari to seek a review by the United States Supreme Court, which was denied. During February 1999, the Company amended its complaint for various reasons, and the government subsequently filed a motion to dismiss. The total refund demanded in the Company's amended complaint through the date of the complaint filing (including Power Agency's ownership share) is approximately $39 million. The Company cannot predict the outcome of this matter.


6. PURCHASED POWER. The Company purchased 4,730,657 MWh in 1999, 5,336,867 MWh in 1998, and 5,886,722 MWh in 1997 or approximately 8%, 9%, and 10%, respectively, of its system energy requirements (including Power Agency) and had available 1,489 MW in 1999, 1,438 MW in 1998, and 1,839 MW in 1997 of firm purchased capacity under contract at the time of peak load. The Company may acquire purchased power capacity in the future to accommodate a portion of its system load needs.

NATURAL GAS SUPPLY
------------------

         During 1999, the Company purchased 7,647,462 dekatherms (dt) of natural gas under its firm sales contracts on the pipeline/utility. It purchased 20,023,674 dt in the spot market or from other nontraditional sources, including long-term contracts with producers or national gas marketers. The Company also transported 6,961,187 dt of customer-owned gas in 1999. The outlook for natural gas supplies in the Company's service area remains favorable and the Company has many sources of gas available on a firm basis. Nationally, gas supplies are adequate and no supply curtailments are anticipated.

         The following table summarizes the supply sources which are under contract or otherwise available to the Company as of December 31, 1999.

                                                                                                Maximum         Contract
                                                                  Daily                          Annual        Expiration
                                                             Deliverability (a)                 Quantity (a)      Date
                                                                    Dt                              dt
Transco -
                 Firm Transportation (FT)                         145,935  (b)                 53,266,275         2013
                 Firm Sales (FS)                                   55,935                      20,416,275         2001
                 General Storage (GSS)                              2,070                          98,790         2013
                 Washington Storage (WSS)                          32,154  (c)                  2,734,180
                 Liquefied Gas Storage (LG-A)                       5,320                          26,600         2016
                 Southern Expansion (FT)                           16,871  (b) (d)              2,444,553         2005
                 Eminence Storage (ESS)                            39,373  (g)                    316,914         2013

Columbia Gas Transmission -
                 Firm Transportation (FT)                          19,801  (b)                  7,227,365         2004
                 Firm Storage Services (FSS)                        5,199                         223,238         2004

Amerada Hess -
                 Firm Sales                                        15,000  (e) (f)              3,732,750         2004
                 Firm Sales                                        25,000  (f)                  9,125,000         2001

Conoco, Inc. -
                 Firm Sales                                        10,000  (e) (f)              2,580,000         2001

Coral Energy Resources -
                 Firm Sales                                        25,000  (e) (f)              6,450,000         2000

Amoco Energy Trading Corp. -
                 Firm Sales                                        25,000  (f)                  9,125,000         2001

Columbia Energy -
                 Firm Sales                                        25,000  (f)                  9,125,000         2001

PanCanadian Energy -
                 Firm Sales                                        25,000  (f)                  9,125,000         2001

Exxon Company, U.S.A. -
                 Firm Sales                                        14,888  (f)                  5,434,120         2003

Southern Company Energy Marketing -
                 Firm Sales                                        25,000  (f)                  9,125,000         2001

MEG Marketing -
                 Firm Sales                                         5,000  (d) (f)                755,000         2001

LNG Plant (Company Owned) -                                        97,200  (h)                  1,000,000         N/A

(a) Quantities are shown in dekatherms (dt) (one dt equals 1,000,000 Btu or one Mcf at Btu/cu. ft.).

(b) Firm Transportation (FT) contracts are for pipeline capacity only. The Company is responsible for acquiring its own gas supplies to be transported on a firm basis under the FT contracts. Gas supplies are available under the Transco Firm Sales (FS) Agreement, other long-term agreements (See f below), multi-month term agreements or agreements of one month or less for supplies purchased in the spot market.

(c) Washington Storage volumes may be withdrawn to the extent that the basic contract gas from Transco or other suppliers is unavailable on any day or if the Company elects to take such gas instead of other supplies. Service has continued subsequent to contract expiration under provisions of Transco's FERC tariff. FERC approval of abandonment would be required to terminate service.

(d)      Winter months only (November through March).

(e) Provides for a lower daily deliverability volume in the summer period (April through October).

(f) Contracts are for gas supply only - no pipeline capacity is included. Supplies purchased from these suppliers flow on the Company's FT contracts with Transco (See b above).

(g) Transco salt dome storage capacity allocated to customers of Transco FS sales service by mandate of FERC order 636. Transco schedules injections and withdrawals of gas from Eminence storage capacity under agency agreements with the Company and the other FS sales service customers.

(h) Deliverability of Company's transmission pipeline capacity to distribute supplies withdrawn from storage at the Company's LNG plant under normal operating conditions.

DIVERSIFIED BUSINESSES
----------------------

         In 1999, the Company formed Monroe Power Company (Monroe), a wholly owned subsidiary. Monroe is a North Carolina corporation, authorized to do business in Georgia where it owns and operates a combustion turbine, which became operational in December 1999.


         In 1999, the Company completed the sale of Parke, a division of SRS that performed lighting retrofit services.


         In 1998, the Company formed Powerhouse Square, LLC, to facilitate the renovation of several historic buildings in North Carolina.

OTHER MATTERS
-------------

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

         Similar letters were sent by the FERC during May 1990 with respect to the Company's Blewett and Tillery Hydroelectric Plants. The matters raised in the May 1990 letters from the FERC are still under investigation. Depending on the outcome of these matters, the Company could be required to undertake efforts to enhance the stability of the dams. The cost and need for such efforts have not been determined. The Company filed the Seventh (1998) Part 12 Report for the Tillery Hydroelectric Plant in November 1998 in accordance with a request from the FERC. The Tillery report does not indicate any deficiencies that would endanger the integrity of the dam. The consultant's Seventh Part 12 Report regarding the Blewett Hydroelectric Plant has been developed but, as requested by the FERC, has not been filed. The FERC is developing comments on earlier filings from the Company and has indicated that additional investigation and analyses may be required. The Company has agreed to await the comments from the FERC and incorporate the consultant's responses into the Seventh Part 12 Report. A review of the draft of the Seventh Part 12 Report for Blewett reveals that the consultant did not identify any critical dam safety deficiencies. The Company cannot predict the outcome of this matter.


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

4. YEAR 2000. The Company's critical systems, devices and applications successfully made the transition to the Year 2000. It is possible, however, that the Company, its vendors, distributors, suppliers or customers may encounter future Year 2000-related problems. If this should occur, we do not expect to experience any material adverse effects on our business, financial condition or results of operations.

         As of January 31, 2000, the Company had incurred and expensed approximately $18 million related to the inventory, assessment and remediation of non-compliant systems, equipment and applications. The Company does not expect additional costs related to the Year 2000 Project to be material to the consolidated financial position or results of operations of the Company.

EMPLOYEES
---------


         At December 31, 1999, the Company had 7,752 full-time employees. The Company has a noncontributory defined benefit retirement plan for substantially all full-time employees and an employee stock purchase plan among other employee benefits. The Company also provides contributory postretirement benefits, including certain health care and life insurance benefits, for substantially all retired employees.

OPERATING STATISTICS-ELECTRIC
-----------------------------
                                                                        Years Ended December 31
                                                         1999         1998         1997         1996         1995
                                                     ----------   ----------   ----------   ----------   ----------
Energy supply (millions of kWh)
  Generated - coal                                       28,260       27,576       25,545       24,859       23,517
              nuclear                                    22,451       22,014       21,690       20,284       19,949
              hydro                                         520          790          799          882          824
              combustion turbines                           435          386          189           68           56
  Purchased                                               5,132        5,675        6,318        7,292        7,433
                                                     ----------   ----------   ----------   ----------   ----------
      Total energy supply (Company share)                56,798       56,441       54,541       53,385       51,779
  Power Agency share (c)                                  4,353        4,349        4,101        3,616        3,828
                                                     ----------   ----------   ----------   ----------   ----------
      Total system energy supply                         61,151       60,790       58,642       57,001       55,607
                                                     ==========   ==========   ==========   ==========   ==========
Average fuel cost (per million BTU)
  Fossil                                             $     1.75   $     1.71    $    1.75   $     1.75   $     1.83
  Nuclear fuel                                       $      .46   $     0.46    $    0.46   $     0.45   $     0.46
  All fuels                                          $     1.16   $     1.14    $    1.14   $     1.14   $     1.17
Energy sales (millions of kWh)
Retail
   Residential                                           13,318       13,117       12,488       12,611       12,074
   Commercial                                            11,074       10,664       10,010        9,615        9,276
   Industrial                                            14,473       14,911       15,073       14,456       14,312
   Other Retail                                           1,352        1,357        1,294        1,263        1,288
Wholesale                                                14,542       14,427       13,900       13,383       12,940
                                                     ----------   ----------   ----------   ----------   ----------
      Total energy sales                                 54,759       54,476       52,765       51,328       49,890
      Company uses and losses                             2,039        1,964        1,776        2,057        1,889
                                                     ----------   ----------   ----------   ----------   ----------
      Total energy requirements                          56,798       56,440       54,541       53,385       51,779
                                                     ==========   ==========   ==========   ==========   ==========
Electric customers billed
   Residential                                        1,020,864      996,398      972,385      945,703      920,495
   Commercial                                           183,914      178,588      172,821      167,151      159,064
   Industrial                                             5,045        5,056        5,072        5,066        4,863
   Government and municipal                               2,731        2,757        2,785        2,774        2,328
   Resale                                                    39           35           43           27           17
                                                     ----------   ----------   ----------   ----------   ----------
      Total electric customers billed                 1,212,593    1,182,834    1,153,106    1,120,721    1,086,767
                                                     ==========   ==========   ==========   ==========   ==========
Electric revenues (in thousands)

  Retail                                             $2,519,348   $2,532,234   $2,450,509   $2,417,011   $2,399,354
  Wholesale                                             549,870      528,253      507,720      512,579      560,676
  Miscellaneous revenue                                  69,628       69,558       65,860       66,125       46,523
                                                     ----------   ----------   ----------   ----------   ----------
      Total electric revenues                        $3,138,846   $3,130,045   $3,024,089   $2,995,715   $3,006,553
                                                     ==========   ==========   ==========   ==========   ==========
Peak demand of firm load (thousands of kW)

   System                                                10,948       10,529       10,030        9,812       10,156
  Company                                                10,344        9,875        9,344        9,264        9,500

Total capability at year-end (thousands of kW) (a)
  Fossil plants                                           6,736        6,571        6,571        6,331        6,331
  Nuclear plants                                          3,174        3,174        3,064        3,064        3,064
  Hydro plants                                              218          218          218          218          218
  Purchased                                               1,088        1,538        1,588        1,603        1,592
                                                     ----------   ----------   ----------   ----------   ----------
      Total system capability                            11,216       11,501       11,441       11,216       11,205
Less Power Agency-owned portion (b)                         593          593          690          686          682
                                                     ----------   ----------   ----------   ----------   ----------
      Total Company capability                           10,623       10,908       10,751       10,530       10,523
                                                     ==========   ==========   ==========   ==========   ==========

(a) Represents maximum dependable capacity of installed generating units plus other resources, including firm purchases.
     For 1999, total system capability during the summer was higher by 800 MW for term purchase contracts in place at time of summer peak.
(b)  Net of the Company's purchases from Power Agency.
(c) Represents Power Agency's share of the energy supplied from the four generating facilities that are jointly owned.

     OPERATING STATISTICS-NATURAL GAS*
     ---------------------------------
                                                                     Year Ended December 31,
                                                                              1999
                                                                         ---------------
     Natural gas sales and transportation revenues (in thousands)
            Residential                                                  $       14,259
            Commercial                                                           12,433
            Industrial                                                           49,317
            Electric Utilities                                                   10,395
            Wholesale                                                            12,464
            Other                                                                    35
                                                                         ---------------
            Total natural gas sales and transportation revenues          $       98,903
                                                                         ===============
     Natural gas sales (in thousands of dt)
          Residential                                                             1,601
          Commercial                                                              2,165
          Industrial                                                             17,755
          Electric Utilities                                                      1,960
          Wholesale                                                               4,083
                                                                         ---------------
            Total natural gas sales                                              27,564
                                                                         ===============
          Gas sold                                                               20,711
          Gas transported                                                         6,853
                                                                         ---------------
            Total natural gas sales                                              27,564
                                                                         ===============
     Customers billed (peak month)
          Residential                                                           102,579
          Commercial                                                             13,856
          Industrial and electric utilities                                         473
          Wholesale                                                              50,345
          Propane                                                                10,747
                                                                         ---------------
            Total gas customers billed                                          178,000
                                                                         ===============


     *Statistics reflect natural gas operations since the acquisition of NCNG by the Company.

ITEM 2.    PROPERTIES
-------    ----------


In addition to the major generating facilities listed in PART I, ITEM 1, "Generating Capability," the Company also operates the following plants:


                        Plant           Location
                        -----           --------

               1.  Walters              North Carolina
               2.  Marshall             North Carolina
               3.  Tillery              North Carolina
               4.  Blewett              North Carolina
               5.  Weatherspoon         North Carolina
               6.  Morehead             North Carolina


The Company's sixteen power plants represent a flexible mix of fossil, nuclear and hydroelectric resources in addition to combustion turbines, with a total generating capacity (including Power Agency's share) of 10,128 megawatts (MW). The Company's strategic geographic location facilitates purchases and sales of power with many other electric utilities, allowing the Company to serve its customers more economically and reliably. Major industries in the Company's service area include textiles, chemicals, metals, paper, food, rubber and plastics, wood products, and electronic machinery and equipment.

The Company, through Monroe, a wholly owned subsidiary, owns and operates a combustion turbine in Georgia. The full output of 160 MW is received by MEAG, which represents 48 municipal electric utilities located in Georgia.

At December 31, 1999, the Company had 5,585 pole miles of transmission lines including 292 miles of 500 kilovolt (kV) lines and 2,857 miles of 230 kV lines, and distribution lines of approximately 44,294 pole miles of overhead lines and approximately 13,842 miles of underground lines. Distribution and transmission substations in service had a transformer capacity of approximately 34,654 kilovolt-ampere (kVA) in 2,028 transformers. Distribution line transformers numbered 436,334 with an aggregate 18,599,000 kVA capacity.


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


The Company owns and operates a liquefied natural gas storage plant which provides 120,000 dekatherms (dt) per day to the Company's peak-day delivery capability.


The Company owns approximately 1,128 miles of transmission pipelines of two to 16 inches in diameter which connect its distribution systems with the Texas-to-New York transmission system of Transco and the southern end of Columbia's transmission system. Transco delivers gas to the Company at various points conveniently located with respect to the Company's distribution area. Columbia delivers gas to one delivery point near the North Carolina - Virginia border. Gas is distributed by the Company through 2,865 miles of distribution mains. These transmission pipelines and distribution mains are located primarily on rights-of-way held under easement, license or permit on lands owned by others.

The Company believes that all of its facilities are suitable, adequate, well-maintained and in good operating condition.

Plant Accounts (including nuclear fuel) - During the period January 1, 1995 through December 31, 1999, there were $2,614,194,099 additions to the Company's electric utility plant accounts, $762,069,536 retirements and ($11,995,118) transfers and adjustments resulting in net additions of $1,840,129,445 to the electric utility plant. These net additions represent an increase of approximately 18.89%.

During 1999, the Company acquired North Carolina Natural Gas Corporation resulting in a December 31, 1999 gas utility balance of $354,772,562.

ITEM 3     LEGAL PROCEEDINGS
-------    -----------------

Legal and regulatory proceedings are included in the discussion of the Company's business in PART I, ITEM 1 and incorporated by reference herein.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

(a)    A special shareholder meeting was held on October 20, 1999.

(b) The meeting was held to approve the Agreement and Plan of Share Exchange between the Company and CP&L Energy, Inc.

(c)    The total votes were as follows:


       Total Shareholder Accounts Voting                           39,010


       Total Votes Cast                                       123,640,874

       Votes For                                     Votes Against                               Votes Withheld
       ---------                                     -------------                               --------------

          104,960,978 - 65.5%*                      16,998,911 - 10.6%*                         1,680,985 - 1.0%*


*percentages represent portion of total available votes not total votes cast.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

Name                                Age                           Recent Business Experience
----                                ---                           --------------------------

William Cavanaugh III               61     CHAIRMAN,  PRESIDENT AND CHIEF EXECUTIVE  OFFICER,  May 1999 to present;
                                           President  and  Chief  Executive  Officer,  October  1996  to May  1999;
                                           President and Chief Operating  Officer,  September 1992 to October 1996.
                                           Before   joining  the  Company,   Mr.   Cavanaugh  held  various  senior
                                           management and executive  positions during a 23-year career with Entergy
                                           Corporation,  an electric  utility  holding  company with  operations in
                                           Arkansas,  Louisiana and  Mississippi.  Member of the Board of Directors
                                           of the Company since 1993.


Robert B. McGehee                   57     EXECUTIVE VICE PRESIDENT,  GENERAL COUNSEL, CHIEF ADMINISTRATIVE OFFICER
                                           AND INTERIM CHIEF FINANCIAL OFFICER,  Administrative Services, Corporate
                                           Relations and Financial  Services,  March 3, 2000 to present;  Executive
                                           Vice  President,  General  Counsel  and  Chief  Administrative  Officer,
                                           Administrative Services and Corporate Relations,  March 1999 to present;
                                           Senior  Vice  President  and  General  Counsel,   Public  and  Corporate
                                           Relations,  May 1997 to March 1999.  From 1974 to May 1997,  Mr. McGehee
                                           was a practicing  attorney with Wise Carter Child & Caraway,  a law firm in Jackson,  Mississippi.  He  primarily  handled  corporate,  contract, nuclear  regulatory  and  employment  matters.  From  1987  to  1997  he managed  the firm,  serving  as  chairman  of its Board from 1992 to May
                                           1997.

William S. Orser                    55     EXECUTIVE  VICE  PRESIDENT,   Energy  Supply,   June  1998  to  present;
                                           Executive  Vice  President and Chief Nuclear  Officer,  December 1996 to
                                           June 1998; Executive Vice President - Nuclear Generation,  April 1993 to
                                           December  1996.  Prior to April  1993,  Mr.  Orser held  various  senior management  and executive  positions with Detroit  Edison  Company,  and positions with Portland General Electric  Company,  Southern  California
                                           Edison, and the U. S. Navy.

Fred N. Day, IV                     56     SENIOR VICE  PRESIDENT,  Energy  Delivery,  July 1997 to  present;  Vice
                                           President,  Western Region,  1995 to July 1997;  Manager,  Total Quality
                                           Performance, 1993 to 1995.

Cecil L. Goodnight                  56     SENIOR VICE  PRESIDENT,  Retail  Sales and  Services  (CEO of  Strategic
                                           Resource  Solutions  Corp.,  a wholly owned  subsidiary of the Company),
                                           December   1998  to   present;   Senior   Vice   President   and   Chief
                                           Administrative   Officer,   Administrative   Services,   December  1996-
                                           December  1998;  Senior  Vice  President,  Human  Resources  and Support
                                           Services,  March 1995 to December 1996; Vice President,  Human Resources
                                           (formerly Employee Relations Department), May 1983 to March 1995.

C.S. Hinnant                        55     SENIOR VICE  PRESIDENT AND CHIEF NUCLEAR  OFFICER,  Nuclear  Generation,
                                           June 1998 to present;  Vice President,  Brunswick  Nuclear Plant,  April
                                           1997 to May 1998; Vice President,  Robinson Nuclear Plant, March 1994 to
                                           March 1997.



William D. Johnson                  46     SENIOR  VICE   PRESIDENT  AND  CORPORATE   SECRETARY,   Legal  and  Risk
                                           Management,  March 1999 to present; Vice President-Legal  Department and
                                           Corporate  Secretary,  1997 to 1999; Vice President,  Senior Counsel and
                                           Manager-Legal   Department,   1995  to   1997;   Interim   Manager-Legal
                                           Department  1994 to 1995;  Associate  General Counsel and Practice Group
                                           Leader,  1992 to 1994.  Before  joining the company,  Mr.  Johnson was a practicing  attorney and partner  with Hunton & Williams,  a law firm in
                                           Raleigh, North Carolina.

Tom D. Kilgore                      52     SENIOR  VICE  PRESIDENT,  Power  Operations,  August  1998  to  present;
                                           President and Chief Executive  Officer,  Oglethorpe  Power  Corporation,
                                           Georgia  Transmission  Corporation and Georgia  Operations  Corporation,
                                           July  1991  to  August  1998.   These  three  companies   provide  power
                                           generation,  transmission and system operations services,  respectively, to 39 of Georgia's 42 customer-owned  Electric Membership  Corporations.
                                           From 1984 to July 1991, Mr. Kilgore held numerous  management  positions at Oglethorpe.

Calvin B Wells                      64     SENIOR VICE PRESIDENT,  (President and Chief Executive Officer - NCNG, a
                                           wholly owned  subsidiary of the Company),  July 1999 to present.  Before joining the company, Mr. Wells held the position of Chairman,  President and Chief  Executive  Officer of North Carolina  Natural Gas Corporation
                                           from December 1973 to July 1999.

Larry M. Smith                      44     VICE PRESIDENT AND  CONTROLLER,  August 1999 to present.  Before joining the  Company,  Mr.  Smith  held  the  position  of  Vice  President  and
                                           Controller for  MidAmerican  Energy Company from November 1996 to August
                                           1999 and Controller of that company from 1990 to 1996.


                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

1. The Company's Common Stock is listed on the New York and Pacific Stock Exchanges. The high and low sales prices per share, as reported as composite transactions in The Wall Street Journal, and dividends declared per share are as follows:

1998                                          High                    Low                      Dividends Declared
-----                                         ----                    ---                      ------------------
First Quarter                                $45  3/4                $40 5/8                   $   .485
Second Quarter                                45  1/2                 39 1/2                       .485
Third Quarter                                 46  5/8                 39 15/16                     .485
Fourth Quarter                                49  1/16                45 1/16                      .500


1999                                          High                    Low                      Dividends Declared
----                                          ----                    ---                      ------------------


First Quarter                                $47 7/8                 $37  5/8                  $   .500
Second Quarter                                45                      36  5/8                      .500
Third Quarter                                 43 1/4                  34  1/8                      .500
Fourth Quarter                                36 13/16                29  1/4                      .515

The December 31 closing price of the Company's Common Stock was $47 1/16 in 1998 and $30 7/16 in 1999.


As of February 29, 2000, the Company had 66,791 holders of record of Common
Stock.

2. Installment Payment of Consideration for Acquisition of Parke Industries, Incorporated:

         a) Securities Delivered. On February 5, 1999, and on February 11, 2000, 10,418 and 14,294 shares, respectively, of the Company's Common Shares were delivered to a former shareholder of Parke Industries, Incorporated (Parke) pursuant to an asset purchase agreement, dated January 30, 1998, by and between SRS and Parke. The asset purchase agreement provides that on each of the first three anniversaries of the closing of the above transaction, SRS is obligated to deliver Parke additional common shares having a market value of $450,000. The Common Shares delivered by SRS were acquired in market transactions and do not represent newly issued shares of the Company.

         b) Underwriters and Other Purchases. No underwriters were used in connection with this issuance of Common Shares. The Common Shares were received by one individual.

         c) Consideration. The consideration for the Common Shares was the delivery of certain assets of Parke.

         d) Exemption from Registration Claimed. The Common Shares described in this Item were issued on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933. The Common Shares were received by one individual and are subject to restrictions on resale appropriate for private placement. Appropriate disclosure was made to the recipient of the Common Shares.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
-------    ------------------------------------

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.

                                                          Years Ended December 31

                                         1999         1998         1997         1996         1995
                                     ----------   ----------   ----------   ----------   ----------
                                              (dollars in thousands except per share data)
Operating results
  Operating revenues                 $3,357,615   $3,191,668   $3,036,587   $2,999,273   $3,006,553
  Net income                         $  382,255   $  399,238   $  388,317   $  391,277   $  372,604
  Earnings for common stock          $  379,288   $  396,271   $  382,265   $  381,668   $  362,995

Ratio of earnings to fixed charges         4.12         4.38         4.17         4.12         3.67

Ratio of earnings to fixed
    charges and preferred
    stock dividends                        4.03         4.28         3.98         3.83         3.43

Per share data
  Basic earnings per
     Common share                    $     2.56   $     2.75   $     2.66   $     2.66   $     2.48
  Diluted earnings per
     Common share                    $     2.55   $     2.75   $     2.66   $     2.66   $     2.48
  Dividends declared per common
     Share                           $    2.015   $    1.955   $    1.895   $    1.835   $    1.775

Assets                               $9,494,019   $8,401,406   $8,220,728   $8,364,862   $8,199,655

Capitalization
  Common stock equity                $3,412,647   $2,949,305   $2,818,807   $2,690,454   $2,574,743
  Preferred stock - redemption
     Not required                        59,376       59,376       59,376      143,801      143,801
  Long-term debt, net                 3,028,561    2,614,414    2,415,656    2,525,607    2,610,343
                                     ----------   ----------   ----------   ----------   ----------

     Total capitalization            $6,500,584   $5,623,095   $5,293,839   $5,359,862   $5,328,887
                                     ==========   ==========   ==========   ==========   ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
FOR 1999 AS COMPARED TO 1998 AND 1998 AS COMPARED TO 1997

In this section, earnings and the factors affecting them are discussed. The discussion begins with a general overview, then separately discusses earnings by business segment.

In 1999, earnings available for common shareholders of Carolina Power & Light Company (the Company) were $379.3 million, a 4.3% decrease from $396.3 million in 1998. Earnings per share decreased from $2.75 per share in 1998 to $2.56 per share in 1999. Earnings were negatively affected by a decline in electric sales to industrial customers, a decline in electric revenues due to increased utilization of the real-time pricing tariff, and the effects of Hurricanes Dennis and Floyd. Continued customer growth and the addition of North Carolina Natural Gas Corporation (NCNG) positively affected earnings available for common shareholders. The Company issued common stock in connection with the acquisition of NCNG, which resulted in a dilution of earnings per common share.

In 1998, earnings available for common shareholders were $396.3 million, a 3.7% increase from $382.3 million in 1997. Earnings per share increased from $2.66 per share in 1997 to $2.75 per share in 1998. Contributing to the increase were continued growth in the Company's service area in the commercial and residential sectors as well as a more favorable cooling season. Earnings were negatively affected by increased losses at two of the Company's subsidiaries, Interpath Communications, Inc. and Strategic Resource Solutions Corp.

ELECTRIC
--------

The electric segment is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina. The territory served includes a substantial portion of the coastal plain of North Carolina extending to the Atlantic coast between the Pamlico River and the South Carolina border, the lower Piedmont section of North Carolina, an area in northeastern South Carolina and an area in western North Carolina in and around the city of Asheville.

Electric revenue fluctuations as compared to the prior year are due to the following factors (in millions):

                                                                            1999                       1998
                                                                            -----                      ----
   Customer growth/changes in usage patterns*                                $ 72                   $    90
   Industrial sales                                                           (22)                       (8)
   Price                                                                      (31)                      (31)
   Weather                                                                    (14)                       27
   Sales to Power Agency                                                        -                        25
   Sales to other utilities                                                     4                         -
   Other                                                                        -                         3
                                                                            -----                   -------
           Total                                                            $  9                    $   106
                                                                            =====                   =======

*CUSTOMER GROWTH/CHANGES IN USAGE PATTERNS EXCLUDES INDUSTRIAL CUSTOMERS.

The increase in the customer growth/changes in usage patterns component of revenue for both comparison periods reflects continued growth in the number of customers served by the Company. While residential and commercial sales increased in both periods, industrial sales have decreased resulting from a decline in the chemical and textile industries. For the 1999 comparison period, the price-related decrease is due to increased utilization of the real-time pricing tariff. The price-related decrease for the 1998 comparison period is attributable to changes in the Power Coordination Agreement between the Company and North Carolina Electric Membership Corporation (NCEMC), as well as decreases in the fuel cost component of revenue. The decrease in the weather component for 1999 reflects overall milder-than-normal weather conditions. The weather component and sales to North Carolina Eastern Municipal Power Agency (Power Agency) increased during 1998 due to a more favorable summer cooling season.

The change in fuel expense for 1999 primarily reflects changes in the Company's generation mix. For 1998, the increase is attributable to a 5.3% increase in generation.

For the 1999 comparison period, purchased power decreased due to the expiration in mid-1999 of the Company's long-term purchase power agreement with Duke Energy. The decrease in 1998 is attributable to a 9.4% reduction in kilowatt hours (kWh) purchased, which was partially offset by an increase in the average cost per kWh.

In 1999, other operation and maintenance expense was negatively affected by $28.6 million of storm restoration expenses incurred as a result of Hurricanes Dennis and Floyd. The current year was also negatively affected by an increase in general and administrative expenses. For 1998, a decrease in the general and administrative expenses portion of other operation and maintenance expense was partially offset by expenses related to Hurricane Bonnie.

Harris Plant deferred cost, net, decreased in 1998 due to the completion, in late 1997, of the amortization of the Harris Plant phase-in costs related to the North Carolina retail jurisdiction.

NATURAL GAS
-----------

On July 15, 1999, the Company completed its acquisition of NCNG, now a wholly owned subsidiary. See "NCNG Acquisition" discussion under PART II, ITEM 7, "Other Matters." NCNG, headquartered in North Carolina, is a natural gas distribution utility. NCNG sells and transports natural gas to residential, commercial, industrial and electric power generation customers. NCNG provides natural gas, propane and related services to approximately 178,000 customers in 110 towns and cities and to four municipal gas distribution systems in south-central and eastern North Carolina. Much of that area is also part of the Company's electric service franchise. The ability to offer natural gas to customers is a priority for the Company as part of its strategy to become a total energy provider while securing fuel supplies for planned gas-fired electric generation.

The results of NCNG are included in the Company's financial results since the date of the acquisition. Natural gas revenues for the six-month period totaled $98.9 million, while gas purchased for resale totaled $67.5 million and other operation and maintenance expenses totaled $13.8 million. NCNG's operations contributed $6.8 million of operating income.

OTHER
-----

The other segment primarily includes the financial results of two of the Company's subsidiaries, Strategic Resource Solutions Corp. (SRS) and Interpath Communications, Inc. (Interpath), which are included in the caption Diversified businesses on the Consolidated Statements of Income.

SRS, a wholly owned subsidiary, specializes in facilities and energy management software, systems and services for educational, commercial, industrial and governmental markets nationwide. SRS's operating losses were $9.9 million in 1999, down from a $34.7 million loss in 1998. Revenues for SRS in 1999 increased $27.8 million or 61% as compared to the prior year. Of this increase, unaffiliated revenues represented $25.2 million. This growth is primarily attributable to large performance contracts in the education and federal markets. Also contributing to the growth are strong sales in commercial and industrial building automation and HVAC controls. Even with this growth in revenues, operating expenses remained relatively flat in 1999 as compared to 1998 due to cost-cutting measures.

Interpath, a wholly owned subsidiary, is an application service provider offering a full range of managed application services, Internet protocol-based applications and Internet consulting to businesses. Revenues for Interpath increased dramatically during 1999 to $73.2 million as compared to $37.6 million in 1998 and $3.8 million in 1997. Of these amounts, unaffiliated revenues represented $45.2 million, $15.7 million and $3.8 million in 1999, 1998 and 1997, respectively. This increase is primarily due to an increase in Interpath's customer base. Operating expenses increased significantly for all years due to the growth and business expansion of Interpath. This expansion contributed to

Interpath's operating losses of $44.8 million and $15.3 million in 1999 and 1998, respectively. In 1997, prior to the acquisition of Capitol Information Services, Inc., Interpath's operating income was $1.1 million.

Other Income (Expense)
----------------------

In 1997, interest income included $11 million related to an income tax refund.

For 1999, other, net was negatively affected by a $4.1 million loss incurred on the sale of SRS's lighting division. The $21.1 million change in other, net for 1998 included a $6.0 million non-recurring charge related to an investment write-off by SRS and various other items, none of which are individually significant.

Income Taxes
------------

In general, income taxes fluctuate with changes in the Company's income before income taxes. In addition, 1997 income tax expense was negatively affected by tax provision adjustments of $10 million recorded in 1997 for potential audit issues related to the in-service date of the Harris Plant.

Preferred Stock Dividend Requirements
-------------------------------------

The decrease in the preferred stock dividend requirements for 1998 is the result of the redemption of two preferred stock series in July 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Flow and Financing
-----------------------

The net cash requirements of the Company arise primarily from operational needs and support for investing activities, including replacement or expansion of existing facilities, construction to comply with pollution control laws and regulations and investments in diversified businesses.

The Company has on file with the Securities and Exchange Commission (SEC) a shelf registration statement under which first mortgage bonds, senior notes and other debt securities are available for issuance by the Company. As of December 31, 1999, the Company had $600 million available under this shelf registration. The Company can also issue up to $180 million of additional preferred stock under a shelf registration statement on file with the SEC.

The Company's ability to issue first mortgage bonds and preferred stock is subject to earnings and other tests as stated in certain provisions of its mortgage, as supplemented, and charter. The Company has the ability to issue an additional $4.5 billion in first mortgage bonds and an additional 18 million shares of preferred stock at an assumed price of $100 per share and a $7.40 annual dividend rate. The Company also has 10 million authorized preference stock shares available for issuance that are not subject to an earnings test.

As of December 31, 1999, the Company's revolving credit facilities totaled $750 million, all of which are long-term agreements supporting its commercial paper borrowings and other short-term indebtedness. The Company is required to pay minimal annual commitment fees to maintain its credit facilities. Consistent with management's intent to maintain its commercial paper and other short-term indebtedness on a long-term basis, and as supported by its long-term revolving credit facilities, the Company included in long-term debt commercial paper and other short-term indebtedness of $750 million and $488 million at December 31, 1999 and 1998, respectively.

In September 1999, the Company established a $150 million extendible commercial notes program. As of December 31, 1999, there were no extendible commercial notes outstanding.

The proceeds from the issuance of commercial paper related to the credit facilities mentioned above and/or internally generated funds financed the retirement of long-term debt totaling $113 million in 1999. In addition, the issuance of $500 million extendible notes in October 1999, financed the retirement of $100 million of extendible commercial notes and reduced the outstanding commercial paper balance. External funding requirements, which do not include early redemption of long-term debt, redemption of preferred stock or issuances in conjunction with acquisitions, are expected to approximate $490 million, $580 million and $640 million in 2000, 2001 and 2002, respectively. These funds will be required for construction, mandatory retirements of long-term debt and general corporate purposes.

The Company's access to outside capital depends on its ability to maintain its credit ratings. The Company's debt ratings are as follows:

                                                                    Moody's
                                       Duff and Phelps         Investors Service        Standard and Poor's
                                       ---------------         -----------------        -------------------
First  Mortgage Bonds                        A+                        A2                        A
Commercial Paper                             D-1                      P-1                       A-1
Extendible Commercial Notes                  N/A                      P-1                       A-1
Extendible Notes                             D-1                      P-1                       A-1

The amount and timing of future sales of Company securities will depend on market conditions and the specific needs of the Company. The Company may from time to time sell securities beyond the amount needed to meet capital requirements in order to allow for the early redemption of long-term debt, the redemption of preferred stock, the reduction of short-term debt or for other general corporate purposes.


In addition to the above, an anticipated issuance of common stock and debt is discussed in the "Florida Progress Corporation" discussion under PART II, ITEM 7, "Other Matters."

Capital Requirements
--------------------

Estimated capital requirements for 2000 through 2002 primarily reflect construction expenditures to add generation, transmission and distribution facilities, as well as to upgrade existing facilities. Those capital requirements are reflected in the following table (in millions):

                                                                             2000          2001         2002
                                                                             ----          ----         ----
               Construction expenditures                                    $ 851         $ 876         $912
               Nuclear fuel expenditures                                       64            94           66
               AFUDC                                                          (21)          (32)         (38)
               Mandatory retirements of long-term debt                        201             5          251
                                                                          -------         -----      -------

                         Total                                            $ 1,095         $ 943      $ 1,191
                                                                          =======         =====      =======

The table includes expenditures of approximately $311 million expected to be incurred at fossil-fueled electric generating facilities to comply with the Clean Air Act.

In addition, the Company has total projected cash requirements of approximately $565 million for the years 2000 through 2002 relating to expenditures in other areas such as affordable housing investments and merchant generation plants. These projections are periodically reviewed and may change significantly.

During 1999, the Company had two long-term agreements for the purchase of power and related transmission services from other utilities. The first agreement provides for the purchase of 250 megawatts of capacity through 2009 from Indiana Michigan Power Company's Rockport Unit No. 2 (Rockport). The second agreement, which expired mid-1999, was with Duke Energy for the purchase of 400 megawatts of firm capacity. The estimated minimum annual payment for power purchases under the Rockport agreement is approximately $31 million, representing capital-related capacity costs. In 1999, total purchases (including transmission use charges) under the Rockport and Duke Energy agreements amounted to $59.5 million and $33.8 million, respectively.

In addition, pursuant to the terms of the 1981 Power Coordination Agreement, as amended, between the Company and Power Agency, the Company is obligated to purchase a percentage of Power Agency's ownership capacity of, and energy from, the Harris Plant through 2007. The estimated minimum annual payments for these purchases, representing capital-related capacity costs, total approximately $26 million. Purchases under the agreement with Power Agency totaled $36.5 million in 1999.

OTHER MATTERS
-------------

Florida Progress Corporation
----------------------------

The Company, Florida Progress Corporation (FPC), a Florida corporation, and CP&L Energy, Inc. (CP&L Energy), a North Carolina corporation and wholly owned subsidiary of the Company, formerly known as CP&L Holdings, Inc. entered into an Amended and Restated Agreement and Plan of Share Exchange dated as of August 22, 1999, amended and restated as of March 3, 2000 (the "Amended Agreement").

Under the terms of the Agreement, all outstanding shares of common stock, no par value, of FPC common stock would be acquired by CP&L Energy in a statutory share exchange with an approximate value of $5.3 billion. Each share of FPC common stock, at the election of the holder, will be exchanged for (i) $54.00 in cash and one contingent value obligation (CVO), or (ii) the number of shares of common stock, no par value, of CP&L Energy equal to the ratio determined by dividing $54.00 by the average of the closing sale price per share of CP&L Energy common stock (Final Stock Price) as reported on the New York Stock Exchange composite tape for the twenty consecutive trading days ending with the fifth trading day immediately preceding the closing date for the exchange, and one CVO or (iii) a combination of cash and CP&L Energy common stock, and one CVO; provided, however, that shareholder elections shall be subject to allocation and proration to achieve a mix of the aggregate exchange consideration that is 65% cash and 35% common stock. The number of shares of CP&L Energy common stock that will be issued as stock consideration will vary if the Final Stock Price is within a range of $37.13 to $45.39, but not outside that range. Thus, the maximum number of shares of CP&L Energy common stock into which one share of FPC common stock could be exchanged would be 1.4543, and the minimum would be 1.1897. In addition, FPC shareholders will receive one contingent value obligation for each share of FPC stock owned. Each contingent value obligation will represent the right to receive contingent payments that may be made by CP&L Energy based on certain cash flows that may be derived from future operations of four synthetic fuel plants currently owned by FPC. In conjunction with this proposed share exchange, CP&L Energy plans to issue debt to fund the cash portion of the exchange.

The transaction has been approved by the Boards of Directors of FPC, the Company and CP&L Energy. Consummation of the exchange is subject to the satisfaction or waiver of certain closing conditions including, among others, the approval by the shareholders of FPC and the approval of the issuance of CP&L Energy common stock in the exchange by the shareholders of the Company or CP&L Energy; the approval or regulatory review by the Federal Energy Regulatory Commission
(FERC), the SEC, the Nuclear Regulatory Commission (NRC), the North Carolina Utilities Commission (NCUC), and certain other federal and state regulatory bodies; the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and other customary closing conditions. In addition, FPC's obligation to consummate the exchange is conditioned upon the Final Stock Price being not less than $30.00. Both the Company and FPC have agreed to certain undertakings and limitations regarding the conduct of their respective businesses prior to the closing of the transaction. The transaction is expected to be completed in the fall of 2000.

Either party may terminate the Agreement under certain circumstances, including if the exchange has not been consummated on or before December 31, 2000; provided that if certain conditions have not been satisfied on December 31, 2000, but all other conditions have been satisfied or waived then such date shall be June 30, 2001. In the event that FPC or the Company terminate the Agreement in certain limited circumstances, FPC would be required to pay the Company a termination fee of $150 million, plus the Company's reasonable out-of-pocket expenses which are not to exceed $25 million in the aggregate.

On January 31, 2000, applications were filed with the NRC seeking approval of the change in control of FPC that will result from the share exchange. On February 3, 2000, CP&L Energy filed an application with the NCUC for authorization of the share exchange with FPC and the issuance of common stock in connection with the transaction. On February 3, 2000, CP&L Energy and FPC filed a joint application with the FERC requesting approval of the share exchange. The Company cannot predict the outcome of these matters. On March 14, 2000, CP&L Energy and FPC filed an application with the SEC requesting approval of the share exchange under the Public Utility Holding Company Act.

NCNG Acquisition
----------------

On July 15, 1999, the Company completed the previously announced acquisition of NCNG for an aggregate purchase price of approximately $364 million. Each outstanding share of NCNG common stock was converted into the right to receive
0.8054 shares of Company common stock, resulting in the issuance of approximately 8.3 million shares. The acquisition has been accounted for as a purchase and, accordingly, the operating results of NCNG have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired, approximately $240 million, has been recorded as goodwill of the acquired business and is being amortized primarily over a period of 40 years.

NCNG, operating as a wholly owned subsidiary of the Company, is engaged in the transmission and distribution of natural gas. These gas services are provided under regulated rates to approximately 178,000 customers in eastern and south-central North Carolina.

In conjunction with the acquisition, the Company and NCNG signed a joint stipulation agreement with the Public Staff of the NCUC in which the Company agreed to cap base retail electric rates, exclusive of fuel costs, with limited exceptions, through December 2004, and NCNG agreed to cap margin rates for gas sales and transportation services, with limited exceptions, through November 1, 2003. Management is of the opinion that this agreement will not have a material effect on the consolidated results of operations or financial position of the Company.

Diversified Businesses
----------------------

In addition to Interpath and SRS, whose results were previously discussed, the following subsidiaries represent diversified businesses of the Company.

In 1999, the Company formed Monroe Power Company (Monroe), a wholly owned subsidiary. Monroe is a North Carolina corporation, authorized to do business in Georgia where it owns and operates a combustion turbine, which became operational in December 1999. In 1998, the Company formed Powerhouse Square, LLC, to facilitate the renovation of several historic buildings in North Carolina.

Retail Rate Matters
-------------------

In late 1998 and early 1999, the Company filed, and the respective commissions subsequently approved, proposals in the North and South Carolina retail jurisdictions to accelerate cost recovery of its nuclear generating assets beginning January 1, 2000, and continuing through 2004. The accelerated cost recovery began immediately after the 1999 expiration of the accelerated amortization of certain regulatory assets, which began in January 1997. Pursuant to the orders, the Company's depreciation expense for nuclear generating assets will increase by a minimum of $106 million to a maximum of $150 million per year. Recovering the costs of the nuclear generating assets on an accelerated basis will better position the Company for the uncertainties associated with potential restructuring of the electric utility industry.

Environmental
-------------

The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. There are several manufactured gas plant (MGP) sites to which both the electric utility and the gas utility have some connection. In this regard, the electric utility and the gas utility, along with others, are participating in a cooperative effort with the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). The DWM has established a uniform framework to address MGP sites. The investigation and remediation of specific MGP sites will be addressed pursuant to one or more Administrative Orders on Consent (AOC) between the DWM and the potentially responsible party or parties. Both the electric utility and the gas utility have signed AOCs to investigate certain sites at which investigation includes the completion of interim remedial measures where appropriate and anticipate signing AOCs to remediate sites as well. Both the electric utility and the gas utility continue to identify parties connected to individual MGP sites, and to determine their relative relationship to other parties at those sites and the degree to which they will undertake efforts with others at individual sites. The Company does not expect the costs associated with these sites to be material to the consolidated financial position or results of operations of the Company.

The Company is periodically notified by regulators such as the North Carolina Department of Environment and Natural Resources, the South Carolina Department of Health and Environmental Control, and the U.S. Environmental Protection Agency (EPA) of its involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company may incur costs at the sites about which it has been notified, based upon the current status of these sites, the Company does not expect those costs to be material to the consolidated financial position or results of operations of the Company.

The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The Company has recently been asked to provide information to the EPA as part of this initiative and has cooperated in providing the requested information. The EPA has initiated enforcement actions which may have potentially significant penalties against other companies that have been subject to this initiative. The Company cannot predict the outcome of this matter.

The 1990 amendments to the Clean Air Act require substantial reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fueled electric generating plants. The Clean Air Act required the Company to meet more stringent provisions effective January 1, 2000. The Company will meet the sulfur dioxide emissions requirements by maintaining sufficient sulfur dioxide emission allowances. Installation of additional equipment was necessary to reduce nitrogen oxide emissions. Increased operation and maintenance costs, including emission allowance expense, installation of additional equipment and increased fuel costs are not expected to be material to the consolidated financial position or results of operations of the Company.


On October 27, 1998, the EPA published a final rule addressing the issue of regional transport of ozone. This rule is commonly known as the NOx SIP call. The EPA's rule requires 22 states, including North and South Carolina, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission level by May 2003. The EPA's rule also suggests to the states that these additional nitrogen oxide emission reductions be obtained from the utility sector. The Company is evaluating necessary measures to comply with the rule and estimates its related capital expenditures through 2003 could be approximately $327 million, a portion of which is reflected in the "Capital Requirements" discussion under PART II, ITEM 7, "Liquidity and Capital Resources." Increased operation and maintenance costs relating to the NOx SIP call are not expected to be material to the Company's results of operations. The Company and the states of North and South Carolina have been participating in litigation challenging the NOx SIP call. On March 3, 2000, a three-judge panel of the District of Columbia Circuit Court of Appeals upheld the EPA's NOx SIP call. Further appeals are being considered. The Company cannot predict the outcome of this matter.


The EPA published a final rule approving petitions under section 126 of the Clean Air Act that requires certain sources to make reductions in nitrogen oxide emissions by 2003. The Company's fossil-fueled electric generating plants are included in these petitions. The Company and other states are participating in litigation challenging the EPA's actions. The Company cannot predict the outcome of this matter.

Nuclear
-------

In the Company's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the NCUC and the Public Service Commission of South Carolina (SCPSC) and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdiction, the provisions for nuclear decommissioning costs are based on amounts agreed upon in applicable rate agreements. Based on the site-specific estimates discussed below, and using an assumed after-tax earnings rate of 7.75% and an assumed cost escalation rate of 4%, current levels of rate recovery for nuclear decommissioning costs are adequate to provide for decommissioning of the Company's nuclear facilities.

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

The Financial Accounting Standards Board (FASB) is proceeding with its project regarding accounting practices related to obligations associated with the retirement of long-lived assets, and an exposure draft of a proposed accounting standard was issued during the first quarter of 2000. It is uncertain what effects it may ultimately have on the Company's accounting for nuclear decommissioning and other retirement costs.

As required under the Nuclear Waste Policy Act of 1982, the Company entered into a contract with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

In April 1995, the DOE issued a final interpretation that it did not have an unconditional obligation to take spent nuclear fuel by January 31, 1998. In Indiana & Michigan Power v. DOE, the Court of Appeals vacated the DOE's final interpretation and ruled that the DOE had an unconditional obligation to begin taking spent nuclear fuel. The Court did not specify a remedy because the DOE was not yet in default.

After the DOE failed to comply with the decision in Indiana & Michigan Power v. DOE, a group of utilities (including the Company) petitioned the Court of Appeals in Northern States Power (NSP) v. DOE, seeking an order requiring the DOE to begin taking spent nuclear fuel by January 31, 1998. The DOE took the position that their delay was unavoidable, and the DOE was excused from performance under the terms and conditions of the contract. The Court of Appeals issued an order which precluded the DOE from treating the delay as an unavoidable delay. However, the Court of Appeals did not order the DOE to begin taking spent nuclear fuel, stating that the utilities had a potentially adequate remedy by filing a claim for damages under the contract.

After the DOE failed to begin taking spent nuclear fuel by January 31, 1998, a group of utilities (including the Company) filed a motion with the Court of Appeals to enforce the mandate in NSP v. DOE. Specifically, the utilities asked the Court to permit the utilities to escrow their waste fee payments, to order the DOE not to use the waste fund to pay damages to the utilities, and to order the DOE to establish a schedule for disposal of spent nuclear fuel. The Court denied this motion based primarily on the grounds that a review of the matter was premature and that some of the requested remedies fell outside of the mandate in NSP v. DOE.

Subsequently, a number of utilities each filed an action for damages in the Court of Claims and before the Court of Appeals. The Company is in the process of evaluating whether it should file a similar action for damages. In NSP v. U.S., the Court of Claims decided that NSP must pursue its administrative remedies instead of filing an action in the Court of Claims. NSP has filed an interlocutory appeal to the Court of Appeals based on NSP's position that the Court of Claims has jurisdiction to decide the matter. A group of utilities (including the Company) has submitted an amicus brief in support of NSP's position.

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

On December 20, 1999, the FERC issued a rule on Regional Transmission Organizations (RTO) that sets forth four minimum characteristics and eight functions for transmission entities, including independent system operators and transmission companies, to become FERC-approved RTOs. The rule states that public utilities that own, operate or control interstate transmission facilities must file by October 15, 2000, either a proposal to participate in an RTO or an alternative filing describing efforts and plans to participate in an RTO. The Company plans to participate in an RTO and anticipates complying with this filing requirement.

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

NORTH CAROLINA ACTIVITIES
-------------------------

In April 1997, the North Carolina General Assembly approved legislation establishing a 23-member study commission to evaluate the future of electric service in the state. During 1998, the study commission met and held public hearings around the state. The study commission also retained consultants to conduct analyses and studies concerning various restructuring issues, including stranded costs, state and local tax implications and electric rate comparisons. In June 1998, the study commission issued an interim report to the 1998 North Carolina General Assembly, summarizing the numerous fact-finding and educational activities and analytical projects the study commission had initiated or completed. That report offered no judgments or recommendations. In May 1999, the North Carolina General Assembly approved legislation that expanded the study commission from 23 to 29 members. All 29 study commission members were appointed by August 1999. The study commission conducted several meetings during August through November to discuss the reports regarding deregulation issues prepared by the Research Triangle Institute at the request of the study commission. During those meetings, several entities, including the Company and Duke Energy, presented proposals for addressing the nearly $6 billion debt of North Carolina's Municipal Power Agencies. The study commission resumed meeting in January 2000. On March 8, 2000, the commission co-chairs presented draft recommendations regarding electric industry restructuring to the full study commission for its consideration in preparing its report to the North Carolina General Assembly. Key recommendations in the draft include (i) electric retail competition should begin in North Carolina no later than June 30, 2006; (ii) recovery of utilities' stranded costs should not be extended beyond June 30, 2006; and (iii) the generation and distribution of assets of the municipal power agencies (including Power Agency) should be sold no later than June 30, 2002, and the funds from those sales should be used to pay off a portion of the municipal power agencies' debt. The draft recommendations also address issues related to the legislative timetable, consumer protection measures, environmental concerns, tax laws, and transmission and distribution. Implicit in recommendation is a rate freeze through the year 2006. Initial comments on the draft recommendations were due on March 10, 2000. The Company and other interested parties submitted comments. The draft recommendations will serve as a starting point for preparation of the study commission's report addressing industry restructuring in the State of North Carolina. The recommendations and related issues will be debated and discussed at future study commission meetings. The commission is expected to make a final report to the North Carolina General Assembly in the spring of 2000. The Company cannot predict the outcome of this matter.


SOUTH CAROLINA ACTIVITIES
-------------------------

The 1999 session of the South Carolina General Assembly adjourned in June 1999 without approving any legislation regarding electric industry restructuring.

On October 29, 1998, the South Carolina Senate Judiciary Committee appointed a 13-member task force to study the restructuring issue and make a report to the Senate. The task force was subsequently expanded to 18 members, including the Company. The task force, including its various committees, has conducted several meetings to receive input from experts and interested parties and to discuss issues related to restructuring.

The House Public Utility Subcommittee is expected to continue considering the electric industry restructuring bills that were introduced in 1999, and the Senate task force is expected to continue to consider the issue of restructuring during the South Carolina General Assembly's 2000 legislative session. The Company cannot predict the outcome of these matters.

FEDERAL ACTIVITIES
------------------

During 1999, over 20 bills were introduced in Congress regarding electric industry restructuring. A draft bill passed the House Commerce Subcommittee on October 27, 1999. This bill will proceed to full Commerce Committee consideration in the first quarter of 2000 where it is expected to be changed significantly. The Company cannot predict the outcome of this matter.

COMPANY ACTIVITIES
------------------

In December 1998, the Company entered into an agreement to purchase all of the output of a combustion turbine project to be built, owned and operated by Broad River Energy, LLC (BRE), in Cherokee County, South Carolina. In conjunction with this agreement, the Company agreed to provide bridge financing to BRE under a Financing Term Sheet. This financing will be used by BRE to (i) make payments to Duke Energy in connection with certain electrical interconnection agreements,
(ii) purchase two generator step up transformers and (iii) acquire land for the Broad River Energy Center Project. Under the terms of this agreement, the Company agreed to loan BRE up to $20.5 million that will be due on July 1, 2000. In addition, in August 1999 the Company agreed to loan Broad River Investors, LLC up to $84.5 million that will be due on July 1, 2000 to finance the purchase of the combustion turbines for the project. Interest on each of the loans is calculated based on the London Inter-Bank Offer Rate, LIBOR, plus a spread of 1%.

In August 1999, the Company signed a five-year agreement with Municipal Electric Authority of Georgia (MEAG) pursuant to which MEAG will receive the full output of a 160 MW combustion turbine owned and operated by Monroe Power Company, a wholly owned subsidiary of the Company. Headquartered in Atlanta, MEAG represents 48 municipal electric utilities in Georgia and is part owner of four generating facilities and the Georgia Integrated Transmission System.

In August 1999, the Company signed an off-system wholesale peaking power sales agreement with Santee Cooper. The Company will provide up to 150 MW of additional peaking power for a one-year term from June 2001 to May 2002, to help meet the increasing demand in Santee Cooper's fast-growing service area.

In October 1999, the Company and the Albemarle-Pamlico Economic Development Corporation (APEC) announced their intention to build an 850-mile natural gas transmission and distribution system to 14 currently unserved counties in eastern North Carolina. The Company will operate both the transmission and distribution systems and APEC will help ensure that the new facilities are built in the most advantageous locations to promote development of the economic base in the region. In conjunction with this proposal, the Company and APEC filed a joint request with the NCUC for $186 million of a $200 million state bond package established for clean water and natural gas infrastructure. If granted, these funds will be used to pay for the portion of the project that likely could not be recovered from future gas customers through rates. The Company plans to invest an additional $11.5 million, thus bringing the total cost of the project to $197.5 million. As proposed, the project is scheduled to be developed in phases through 2003. The NCUC has established a procedural schedule with hearings regarding the first phase of the project to be conducted in April 2000. An order is expected mid-2000. The Company cannot predict the outcome of this matter.

In December 1999, the Company announced plans to build a 30-inch natural gas pipeline in North Carolina that will extend approximately 82 miles from Williams Energy's Transcontinental interstate pipeline in Iredell County to Richmond County. The pipeline will provide gas for the Company's planned new power plant in Richmond County and is scheduled to be completed during the spring of 2001. The pipeline is expected to cost approximately $100 million and will accommodate extension of natural gas service to future Company power plants. This pipeline replaces a plan for a 175-mile pipeline, the Palmetto Pipeline, that the Company and Southern Natural Gas Company, a subsidiary of El Paso Energy, had been assessing.

As a regulated entity, the Company is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, the Company records certain assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under generally accepted accounting principles for unregulated entities. The Company's ability to continue to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the electric utility industry. In the event that SFAS No. 71 no longer applied to a separable portion of the Company's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of electric utility plant assets as determined pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Transition to Holding Company Structure
---------------------------------------

The Company is in the process of converting to a holding company structure, in which the Company would become a subsidiary of a newly formed holding company. This conversion will offer certain advantages as the Company continues to confront the rapidly changing environment facing electric utilities. The holding company structure would allow greater organizational flexibility, including a clearer separation of regulated businesses from each other and from unregulated businesses such as energy services, telecommunications and electric generation projects for wholesale markets. The ability to conduct financing activities at the holding company level without the need for state regulatory approvals will enable the Company to satisfy financing needs more quickly and efficiently.

The Company's shareholders approved the contemplated holding company structure on October 20, 1999. The necessary approvals from various regulatory authorities are expected by the end of the first quarter of 2000. Upon conversion to a holding company structure, each share of the Company's common stock will automatically be exchanged for one share of common stock of the new holding company.

On September 15, 1999, the Company filed an application with the NRC for consent to indirectly transfer control of its nuclear plant operating licenses to the newly formed holding company. This application was approved on December 31, 1999.

On October 15, 1999, the Company filed an application with the NCUC to approve the transfer of ownership of the Company, Interpath and NCNG to the newly formed holding company. The Company cannot predict the outcome of this proceeding.

On October 18, 1999, the Company filed an application with the SEC for approval which allows the holding company to acquire voting securities resulting in control over the Company and NCNG. The Company cannot predict the outcome of this matter.

On October 20, 1999, the Company filed an application with the SCPSC to approve the transfer of the Company and Interpath to the newly formed holding company. The SCPSC issued an order approving the application on March 6, 2000.

On October 25, 1999, the Company filed an application with the FERC for approval of the proposed reorganization of the Company related to the establishment of the new holding company. This application was approved on December 23, 1999.

Year 2000
---------

The Company's critical systems, devices and applications successfully made the transition to the Year 2000. It is possible, however, that the Company, its vendors, distributors, suppliers or customers may encounter future Year 2000-related problems. If this should occur, we do not expect to experience any material adverse effects on our business, financial condition or consolidated results of operations.

As of January 31, 2000, the Company had incurred and expensed approximately $18 million related to the inventory, assessment and remediation of non-compliant systems, equipment and applications. The Company does not expect additional costs related to the Year 2000 Project to be material to the consolidated financial position or consolidated results of operations of the Company.

New Accounting Standard
-----------------------

The FASB has delayed the effective date for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The delay, published as SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," changes the effective date to fiscal years beginning after June 15, 2000. The Company expects to determine any effects of SFAS No. 133 by mid-2000.

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

INTEREST RATE RISK The Company manages its interest rate risks through use of a combination of fixed and variable rate debt. Variable rate debt has rates that adjust in periods ranging from daily to monthly. Interest rate derivative instruments may be used to adjust interest rate exposures and to protect against adverse movements in rates. The table below presents principal cash flows and related weighted-average interest rates, by maturity date, for the Company's long-term debt, commercial paper and other short-term indebtedness at December 31, 1999, including current portions. In conjunction with the issuance of $400 million principal amount of Senior Notes on March 5, 1999, the Company settled its interest rate lock, receiving approximately $9.7 million which will reduce interest expense over the 10-year debt term.

                                                                                                                Fair
                                2000      2001        2002         2003        2004     Thereafter    Total     Value
                              --------  --------    --------     --------    --------   ----------   --------  --------
(Dollars in millions)
Fixed rate long-term
debt                          $   197      -         $ 100        $    7      $ 300     $ 1,319      $   1,923    $ 1,845
Average interest rate            6.15%     -         7.17%         12.88%      6.88%       7.09%          7.01%     -

Variable rate long-
term debt                         -        -           -              -         -        $  620        $   620    $   622
Average interest rate             -        -           -              -         -          3.32%          3.32%     -


Commercial paper              $   363      -           -              -         -         -            $   363    $   363
Average interest rate             6.07%    -           -              -         -         -               6.07%     -


Extendible notes              $   500      -           -              -         -         -            $   500    $   500
Average interest rate             5.88%    -           -              -         -         -               5.88%     -

The fixed and variable rate debt principal cash flows reflected in the table above are substantially the same as reported at December 31, 1998 for post-1999 debt, except for the issuance of $400 million principal amount of Senior Notes, 5.95% Series due March 1, 2009. Commercial paper outstanding at December 31, 1998 was approximately $488 million. There were no extendible notes outstanding at December 31, 1998.


MARKETABLE SECURITIES RETURN RISK: The Company maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of decommissioning. These funds are primarily invested in stocks, bonds and cash equivalents, which are exposed to price fluctuations in equity markets and to changes in interest rates. At December 31, 1999 and 1998, the fair values of these funds were approximately $380 million and $311 million, respectively. The Company actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes. The accounting for nuclear decommissioning recognizes the costs as recovered through the Company's regulated electric rates and; therefore, fluctuations in trust fund marketable security returns do not affect the earnings of the Company.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   --------------------------------------------------------

The following consolidated financial statements, supplementary data and consolidated financial statement schedules are included herein:

                                                                                                          Page
                                                                                                          ----
Independent Auditors' Report                                                                              53


Consolidated Financial Statements:
           Consolidated Statements of Income for the Years Ended December 31,
           1999, 1998, and 1997                                                                           54
           Consolidated Balance Sheets as of December 31, 1999 and 1998                                   55
           Consolidated Statements of Cash Flow for the Years Ended December 31, 1999, 1998
                  and 1997                                                                                56
           Consolidated Schedules of Capitalization as of December 31, 1999 and 1998                      57
           Consolidated Statements of Retained Earnings for the Years Ended December 31, 1999, 1998
                  and 1997                                                                                58
           Consolidated Quarterly Financial Data (Unaudited)                                              58
           Notes to Consolidated Financial Statements                                                     59

Consolidated Financial Statement Schedules for the Years Ended December 31, 1999, 1998, and 1997:

           II-Valuation and Qualifying Accounts                                                           78


All other schedules have been omitted as not applicable or not required or because the information required to be shown is included in the Consolidated Financial Statements or the accompanying Notes to the Consolidated Financial Statements.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CAROLINA POWER & LIGHT COMPANY:

We have audited the accompanying consolidated balance sheets and schedules of capitalization of Carolina Power & Light Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.


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


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 8, 2000, except for Note 2, as to which the date is March 3, 2000.


CONSOLIDATED STATEMENTS OF INCOME
---------------------------------


                                                                                  YEARS ENDED DECEMBER 31
(IN THOUSANDS EXCEPT PER SHARE DATA)                                     1999              1998              1997
-----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Electric                                                            $ 3,138,846       $ 3,130,045      $ 3,024,089
   Natural gas                                                              98,903                 -                -
   Diversified businesses                                                  119,866            61,623           12,498
-----------------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                                           3,357,615         3,191,668        3,036,587
-----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Fuel used in electric generation                                        581,340           571,419           534,268
   Purchased power                                                         365,425           382,547           387,296
   Gas purchased for resale                                                 67,465                 -                 -
   Other operation and maintenance                                         682,407           642,478           661,466
   Depreciation and amortization                                           495,670           487,097           481,650
   Taxes other than on income                                              142,741           141,504           139,478
   Harris Plant deferred costs, net                                          7,435             7,489            24,296
   Diversified businesses                                                  174,589           111,584            22,156
-----------------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                         2,517,072         2,344,118         2,250,610
-----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                           840,543           847,550           785,977
-----------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
   Interest income                                                          10,336             9,526            18,335
   Other, net                                                             (30,739)          (26,108)           (4,991)
-----------------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                                      (20,403)          (16,582)            13,344
-----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INTEREST CHARGES AND INCOME TAXES                            820,140           830,968           799,321

-----------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
   Long-term debt                                                          180,676           169,901           163,468
   Other interest charges                                                   10,298            11,156            18,743
   Allowance for borrowed funds used during construction                  (11,510)           (6,821)           (4,923)
-----------------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                                        179,464           174,236           177,288
-----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                 640,676           656,732           622,033
INCOME TAXES                                                               258,421           257,494           233,716
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                               $ 382,255         $ 399,238          $388,317
-----------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK  DIVIDEND REQUIREMENTS                                      (2,967)           (2,967)           (6,052)
-----------------------------------------------------------------------------------------------------------------------
EARNINGS FOR COMMON STOCK                                                $ 379,288         $ 396,271          $382,265
-----------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                          148,344           143,941           143,645
-----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                           $   2.56          $   2.75           $  2.66
-----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                         $   2.55          $   2.75           $  2.66
-----------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED PER COMMON SHARE                                       $  2.015          $  1.955          $  1.895
-----------------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
---------------------------


(IN THOUSANDS)                                                                      DECEMBER 31
ASSETS                                                                    1999                      1998
------------------------------------------------------------------------------------------------------------
UTILITY PLANT
  Electric utility plant in service                                    $10,633,823              $10,280,638
  Gas utility plant in service                                             354,773                        -
  Accumulated depreciation                                             (4,975,405)              (4,496,632)
------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                    6,013,191                5,784,006
  Held for future use                                                       11,282                   11,984
  Construction work in progress                                            536,017                  306,866
  Nuclear fuel, net of amortization                                        204,323                  196,684
------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                         6,764,813                6,299,540
------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                                 79,871                   28,872
  Accounts receivable                                                      446,367                  406,418
  Taxes receivable                                                           3,770                   21,000
  Inventory                                                                247,913                  224,701
  Deferred fuel cost                                                        81,699                   42,647
  Prepayments                                                               42,631                   19,907
  Other current assets                                                     177,082                   57,311
------------------------------------------------------------------------------------------------------------
        Total Current Assets                                             1,079,333                  800,856
------------------------------------------------------------------------------------------------------------
DEFERRED DEBITS AND OTHER ASSETS
  Income taxes recoverable through future rates                            229,008                  277,894
  Abandonment costs                                                          1,675                   16,083
  Harris Plant deferred costs                                               56,142                   60,021
  Unamortized debt expense                                                  10,924                   27,010
  Nuclear decommissioning trust funds                                      379,949                  310,702
  Diversified businesses property, net                                     239,982                   66,014
  Miscellaneous other property and investments                             252,454                  282,664
  Goodwill, net (Note 3E)                                                  288,970                   67,017
  Other assets and deferred debits                                         190,769                  193,605
------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                           1,649,873                1,301,010
------------------------------------------------------------------------------------------------------------
        Total Assets                                                    $9,494,019               $8,401,406
------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------------------------------------
CAPITALIZATION (SEE CONSOLIDATED SCHEDULES OF
CAPITALIZATION)
------------------------------------------------------------------------------------------------------------
  Common stock equity                                                   $3,412,647               $2,949,305
  Preferred stock - redemption not required                                 59,376                   59,376
  Long-term debt, net                                                    3,028,561                2,614,414
------------------------------------------------------------------------------------------------------------
        Total Capitalization                                             6,500,584                5,623,095
------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt                                        197,250                   53,172
  Accounts payable                                                         269,053                  319,163
  Interest accrued                                                          47,607                   39,941
  Dividends declared                                                        80,939                   74,400
  Notes payable                                                            168,240                        -
  Other current liabilities                                                130,036                  108,824
------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                          893,125                  595,500
------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes                                      1,632,778                1,678,924
  Accumulated deferred investment tax credits                              203,704                  211,822
  Other liabilities and deferred credits                                   263,828                  292,065
------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                     2,100,310                2,182,811
------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 16)
------------------------------------------------------------------------------------------------------------
        Total Capitalization and Liabilities                            $9,494,019               $8,401,406
------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                                                                               YEARS ENDED DECEMBER 31
(IN THOUSANDS)                                                                           1999            1998            1997
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                            $  382,255      $ 399,238       $ 388,317
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                      588,123        578,348         565,212
      Harris Plant deferred costs                                                          3,878          3,704          19,670
      Deferred income taxes                                                              (32,495)       (38,517)        (66,546)
      Investment tax credit                                                              (10,299)       (10,206)        (10,232)
      Deferred fuel credit                                                               (39,052)       (22,017)        (24,969)
      Net decrease in receivables, inventories, prepaid expenses
                   and other current assets                                             (168,148)       (62,351)       (111,216)
      Net increase in payables and accrued expenses                                        31,991         43,652          65,330
      Other                                                                                75,867          2,330          59,191
---------------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                        832,120        894,181         884,757
---------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Gross property additions                                                                (689,054)      (424,263)       (322,205)
Nuclear fuel additions                                                                   (75,641)      (102,511)        (61,509)
Contributions to nuclear decommissioning trust                                           (30,825)       (30,848)        (30,726)
Contributions to retiree benefit trusts                                                         -              -        (21,096)
Net cash flow of company-owned life insurance program                                     (6,542)        (1,954)         138,508
Investments in non-utility activities                                                   (199,525)      (103,543)        (54,733)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                       (1,001,587)      (663,119)       (351,761)
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                  400,970          6,255         199,075
Net increase (decrease) in short-term indebtedness                                        339,100        242,100       (166,324)
Net increase (decrease) in outstanding payments                                         (117,643)         26,211        (71,744)
Retirement of long-term debt                                                            (113,335)      (208,050)       (103,410)
Redemption of preferred stock                                                                   -              -        (85,850)
Purchase of Company common stock                                                                -              -        (23,418)
Dividends paid on common and preferred stock                                            (296,671)      (282,684)       (277,840)
Other                                                                                       6,169          (448)               -
---------------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by (Used in) Financing Activities                            218,590      (216,616)       (529,511)
---------------------------------------------------------------------------------------------------------------------------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                                                 49,123         14,446           3,485
---------------------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH FROM ACQUISITION (SEE NONCASH ACTIVITIES)                                  1,876              -               -
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                                         28,872         14,426          10,941
---------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                 $ 79,871      $  28,872        $ 14,426
---------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year - interest                                                     $180,395      $ 179,526         $171,511
income taxes                                                                             $284,535      $ 329,739         $289,693

Noncash Activities
------------------
In July 1999, the Company purchased all outstanding shares of North Carolina Natural Gas Corporation (NCNG). In conjunction with the purchase of NCNG, the Company issued approximately $360 million in common stock.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED SCHEDULES OF CAPITALIZATION
----------------------------------------

                                                                                                 DECEMBER 31
 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                                               1999               1998
-------------------------------------------------------------------------------------------------------------------------
COMMON STOCK EQUITY
Common stock without par value, authorized 200,000,000 shares, issued and
   outstanding 159,599,650  and 151,337,503 shares, respectively (Note 11)                 $1,746,249         $1,374,773
Unearned ESOP common stock                                                                 (140,153)           (152,979)
Capital stock issuance expense                                                                 (794)               (790)
Retained earnings (Note 8)                                                                 1,807,345           1,728,301
-------------------------------------------------------------------------------------------------------------------------
        Total Common Stock Equity                                                         $3,412,647          $2,949,305
-------------------------------------------------------------------------------------------------------------------------
CUMULATIVE PREFERRED STOCK, WITHOUT PAR VALUE
     (entitled to $100 a share plus accumulated dividends in the event of liquidation; aggregate liquidation preference of $59,468; outstanding shares are as of December 31, 1999)
-------------------------------------------------------------------------------------------------------------------------
Preferred stock - redemption not required:
Authorized - 300,000 shares $5.00 Preferred Stock; 20,000,000 shares
   Serial Preferred Stock
   $5.00 Preferred - 237,259 shares outstanding (redemption price $110.00)                   $24,376             $24,376
   4.20     Serial Preferred - 100,000 shares outstanding (redemption price
             $102.00)                                                                         10,000              10,000
   5.44     Serial Preferred - 250,000 shares outstanding (redemption price
             $101.00)                                                                         25,000              25,000
-------------------------------------------------------------------------------------------------------------------------
        Total Preferred Stock - redemption not required                                      $59,376             $59,376
-------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (interest rates are as of December 31,
1999) First mortgage bonds:
6.125% due 2000                                                                             $150,000           $ 150,000
6.75% due 2002                                                                               100,000             100,000
5.875% and 7.875% due 2004                                                                   300,000             300,000
6.80% due 2007                                                                               200,000             200,000
6.875% to 8.625% due 2021-2023                                                               500,000             500,000
First mortgage bonds - secured senior notes:
5.95% due 2009                                                                               400,000                   -
First mortgage bonds - secured medium-term notes:
7.15% due 1999                                                                                     -              50,000
First mortgage bonds - pollution control series:
6.30% to 6.90% due 2009-2014                                                                  93,530              93,530
4.19% and 4.20% due 2024                                                                     122,600             122,600
-------------------------------------------------------------------------------------------------------------------------
        Total First Mortgage Bonds                                                         1,866,130           1,516,130
-------------------------------------------------------------------------------------------------------------------------
Other long-term debt:
Pollution control obligations backed by letter of credit, 4.50% to 5.40% due
             2014-2017                                                                       442,000             442,000
Other pollution control obligations, 5.70% due 2019                                           55,640              55,640
Unsecured subordinated debentures, 8.55% due 2025                                            125,000             125,000
Commercial paper reclassified to long-term debt (Note 6)                                     362,600             488,000
Extendible notes reclassified to long-term debt (Note 6)                                     331,760                   -
Miscellaneous notes                                                                           54,846              56,691
-------------------------------------------------------------------------------------------------------------------------
        Total Other Long-Term Debt                                                         1,371,846           1,167,331
-------------------------------------------------------------------------------------------------------------------------
Unamortized premium and discount, net                                                       (12,165)            (15,875)
Current portion of long-term debt                                                          (197,250)            (53,172)
-------------------------------------------------------------------------------------------------------------------------
        Total Long-Term Debt, Net                                                          $3,028,561         $2,614,414
-------------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                              $6,500,584          $5,623,095
-------------------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
--------------------------------------------

                                                                                     YEARS ENDED DECEMBER 31
(IN THOUSANDS EXCEPT PER SHARE DATA)                                       1999               1998               1997
---------------------------------------------------------------------------------------------------------------------------
Retained Earnings at Beginning of Year                                     $1,728,301        $1,613,881         $1,503,658
Net income                                                                   382,255            399,238            388,317
Preferred stock dividends at stated rates                                    (2,967)            (2,967)            (4,627)
Common stock dividends at annual per share rate of
   $2.015, $1.955 and $1.895, respectively                                 (300,244)          (281,851)          (272,011)
Other adjustments                                                                  -                  -            (1,456)
---------------------------------------------------------------------------------------------------------------------------
Retained Earnings at End of Year                                          $1,807,345         $1,728,301         $1,613,881
---------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
-------------------------------------------------

(IN THOUSANDS EXCEPT PER SHARE DATA)              FIRST QUARTER     SECOND QUARTER    THIRD QUARTER      FOURTH QUARTER
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
Operating revenues                                      $762,902          $762,822         $1,025,746           $806,145
Operating income                                         199,408           157,371            308,963            174,801
Net income                                                92,212            63,159            147,854             79,030
Common stock data:
Basic and diluted earnings per common share                  .63               .43                .97                .51
Dividend paid per common share                               .50               .50                .50                .50
Price per share - high                                    47 7/8                45             43 1/4           36 13/16
                  low                                     37 5/8            36 5/8             34 1/8             29 1/4
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
Operating revenues                                      $761,495          $748,941           $964,291           $716,941
Operating income                                         194,266           159,593            354,536            139,155
Net income                                                86,571            65,469            186,024             61,174
Common stock data:
Basic earnings per common share                              .60               .45               1.29                .42
Diluted earnings per common share                            .60               .45               1.28                .42
Dividend paid per common share                              .485              .485               .485               .485
Price per share - high                                    45 3/4            45 1/2             46 5/8            49 1/16
                  low                                     40 5/8            39 1/2           39 15/16            45 1/16
-------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

a.  Organization

Carolina Power & Light Company (the Company) is a public service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina and the transmission, distribution and sale of natural gas in portions of North Carolina.

b.  Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles. The accounting records of the Company are maintained in accordance with uniform systems of accounts prescribed by the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (SCPSC). Certain amounts for 1998 and 1997 have been reclassified to conform to the 1999 presentation, with no effect on previously reported net income or common stock equity.

2.  Florida Progress Corporation

The Company, Florida Progress Corporation (FPC), a Florida corporation, and CP&L Energy, Inc. (CP&L Energy), a North Carolina corporation and wholly owned subsidiary of the Company, formerly known as CP&L Holdings, Inc. entered into an Amended and Restated Agreement and Plan of Share Exchange dated as of August 22, 1999, amended and restated as of March 3, 2000 (the "Amended Agreement").

Under the terms of the Agreement, all outstanding shares of common stock, no par value, of FPC common stock would be acquired by CP&L Energy in a statutory share exchange with an approximate value of $5.3 billion. Each share of FPC common stock, at the election of the holder, will be exchanged for (i) $54.00 in cash and one contingent value obligation (CVO), or (ii) the number of shares of common stock, no par value, of CP&L Energy equal to the ratio determined by dividing $54.00 by the average of the closing sale price per share of CP&L Energy common stock (Final Stock Price) as reported on the New York Stock Exchange composite tape for the twenty consecutive trading days ending with the fifth trading day immediately preceding the closing date for the exchange, and one CVO or (iii) a combination of cash and CP&L Energy common stock, and one CVO; provided, however, that shareholder elections shall be subject to allocation and proration to achieve a mix of the aggregate exchange consideration that is 65% cash and 35% common stock. The number of shares of CP&L Energy common stock that will be issued as stock consideration will vary if the Final Stock Price is within a range of $37.13 to $45.39, but not outside that range. Thus, the maximum number of shares of CP&L Energy common stock into which one share of FPC common stock could be exchanged would be 1.4543, and the minimum would be 1.1897. In addition, FPC shareholders will receive one contingent value obligation for each share of FPC stock owned. Each contingent value obligation will represent the right to receive contingent payments that may be made by CP&L Energy based on certain cash flows that may be derived from future operations of four synthetic fuel plants currently owned by FPC. In conjunction with this proposed share exchange, CP&L Energy plans to issue debt to fund the cash portion of the exchange.

The transaction has been approved by the Boards of Directors of FPC, the Company and CP&L Energy. Consummation of the exchange is subject to the satisfaction or waiver of certain closing conditions including, among others, the approval by the shareholders of FPC and the approval of the issuance of CP&L Energy common stock in the exchange by the shareholders of the Company or CP&L Energy; the approval or regulatory review by the Federal Energy Regulatory Commission
(FERC), the SEC, the Nuclear Regulatory Commission (NRC), the North Carolina Utilities Commission (NCUC), and certain other federal and state regulatory bodies; the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and other customary closing conditions. In addition, FPC's obligation to consummate the exchange is conditioned upon the Final Stock Price being not less than $30.00. Both the Company and FPC have agreed to certain undertakings and limitations regarding the conduct of their respective businesses prior to the closing of the transaction. The transaction is expected to be completed in the fall of 2000. Either party may terminate the Agreement under certain circumstances, including if the exchange has not been consummated on or before December 31, 2000; provided that if certain conditions have not been satisfied on

December 31, 2000, but all other conditions have been satisfied or waived then such date shall be June 30, 2001. In the event that FPC or the Company terminate the Agreement in certain limited circumstances, FPC would be required to pay the Company a termination fee of $150 million, plus the Company's reasonable out-of-pocket expenses which are not to exceed $25 million in the aggregate.

On January 31, 2000, applications were filed with the NRC seeking approval of the change in control of FPC that will result from the share exchange. On February 3, 2000, CP&L Energy filed an application with the NCUC for authorization of the share exchange with FPC and the issuance of common stock in connection with the transaction. On February 3, 2000, CP&L Energy and FPC filed a joint application with the FERC requesting approval of the share exchange. The Company cannot predict the outcome of these matters.

3.  Summary of Significant Accounting Policies

a.  Principles of Consolidation

The consolidated financial statements include the activities of the Company and its majority-owned subsidiaries. These subsidiaries have invested in areas such as natural gas transmission and distribution, communications technology, energy-management services and merchant generation plants. Significant intercompany balances and transactions have been eliminated in consolidation except as permitted by Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which provides that profits on intercompany sales to regulated affiliates are not eliminated if the sales price is reasonable and the future recovery of the sales price through the rate-making process is probable.

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

c.  Utility Plant

The cost of additions, including betterments and replacements of units of property, is charged to utility plant. Maintenance and repairs of property, and replacements and renewals of items determined to be less than units of property, are charged to maintenance expense. The cost of units of property replaced, renewed or retired, plus removal or disposal costs, less salvage, is charged to accumulated depreciation. Generally, electric utility plant other than nuclear fuel is subject to the lien of the Company's mortgage. Gas utility plant is not currently subject to the lien of the Company's mortgage.

The balances of utility plant in service at December 31 are listed below (in thousands), with a range of depreciable lives for each:
                                                 1999                1998
                                             -----------        -----------
Electric
     Production plant  (7-33 years)           $6,413,121         $6,295,252
     Transmission plant  (30-75 years)         1,018,114            986,609
     Distribution plant  (12-50 years)         2,676,881          2,469,613
     General plant and other (8-75 years)        525,707            529,164
                                             -----------        -----------
      Total electric utility plant           $10,633,823        $10,280,638
Gas plant (10-40 years)                          354,773                  -
                                             -----------        -----------
 Utility plant in service                    $10,988,596        $10,280,638
                                             ===========        ===========

As prescribed in regulatory uniform systems of accounts, an allowance for the cost of borrowed and equity funds used to finance utility plant construction (AFUDC) is charged to the cost of plant. Regulatory authorities consider AFUDC an appropriate charge for inclusion in the Company's utility rates to customers over the service life of the property. The equity funds portion of AFUDC is credited to other income and the borrowed funds portion is credited to interest charges. The composite AFUDC rate for electric utility plant was 6.4% in 1999 and 5.6% in both 1998 and 1997. The composite AFUDC rate for gas utility plant was 10.09% in 1999.

d.       Diversified Business Property

The following is a summary of diversified business property (in thousands):

                                             1999                1998
                                          ---------          ---------

Property, plant and equipment             $ 195,892            $27,422
Construction work in progress                65,848             43,619
Accumulated depreciation                    (21,758)            (5,027)
                                          ---------          ---------
Diversified business property, net        $ 239,982            $66,014
                                          =========          =========


Diversified business property is stated at cost. Depreciation is computed on a straight-line basis using estimated useful lives of the assets, ranging from 3 to 20 years.

e.  Depreciation and Amortization

For financial reporting purposes, depreciation of utility plant other than nuclear fuel is computed on the straight-line method based on the estimated remaining useful life of the property, adjusted for estimated net salvage. Depreciation provisions, including decommissioning costs (see Note 3f), as a percent of average depreciable property other than nuclear fuel, were approximately 3.9% in 1999, 1998 and 1997. Depreciation provisions totaled $409.6 million, $394.4 million and $382.1 million in 1999, 1998 and 1997, respectively.

Depreciation and amortization expense also includes amortization of deferred operation and maintenance expenses associated with Hurricane Fran, which struck significant portions of the Company's service territory in September 1996. In 1996, the NCUC authorized the Company to defer these expenses (approximately $40 million) with amortization over a 40-month period, which expired in December 1999.

Pursuant to authorizations from the NCUC and the SCPSC, the Company accelerated the amortization of certain regulatory assets over a three-year period beginning January 1997 and expiring December 1999. The accelerated amortization of these regulatory assets resulted in additional depreciation and amortization expenses of approximately $68 million in each year of the three-year period. Depreciation and amortization expense also includes amortization of plant abandonment costs (see Note 9c).

Amortization of nuclear fuel costs, including disposal costs associated with obligations to the U.S. Department of Energy (DOE), is computed primarily on the unit-of-production method and charged to fuel expense. Costs related to obligations to the DOE for the decommissioning and decontamination of enrichment facilities are also charged to fuel expense.

Goodwill, the excess of purchase price over fair value of net assets of businesses acquired, is being amortized on a straight-line basis over periods ranging from 10 to 40 years. Accumulated amortization was $11.5 million and $4.7 million at December 31, 1999 and 1998, respectively.

f.  Nuclear Decommissioning

In the Company's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the NCUC and the SCPSC and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdiction, the provisions for nuclear decommissioning costs are based on amounts agreed upon in applicable rate agreements. Decommissioning cost provisions, which are included in depreciation and amortization expense, were $33.3 million in 1999 and 1998 and $33.2 million in 1997.

Accumulated decommissioning costs, which are included in accumulated depreciation, were $568.0 million and $496.3 million at December 31, 1999 and 1998, respectively. These costs include amounts retained internally and amounts funded in an external decommissioning trust. The balance of the nuclear decommissioning trust was $379.9 million and $310.7 million at December 31, 1999 and 1998, respectively. Trust earnings increase the trust balance with a corresponding increase in the accumulated decommissioning balance. These balances are adjusted for net unrealized gains and losses related to changes in the fair value of trust assets. Based on the site-specific estimates discussed below, and using an assumed after-tax earnings rate of 7.75% and an assumed cost escalation rate of 4%, current levels of rate recovery for nuclear decommissioning costs are adequate to provide for decommissioning of the Company's nuclear facilities.

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

The Financial Accounting Standards Board (FASB) is proceeding with its project regarding accounting practices related to obligations associated with the retirement of long-lived assets, and an exposure draft of a proposed accounting standard was issued during the first quarter of 2000. It is uncertain what effects it may ultimately have on the Company's accounting for nuclear decommissioning and other retirement costs.

g.  Other Policies

The Company recognizes utility revenues as service is rendered to customers.

Fuel expense includes fuel costs or recoveries that are deferred through fuel clauses established by the Company's regulators. These clauses allow the Company to recover fuel costs and the fuel component of purchased power costs through the fuel component of customer rates. The Company is also allowed to recover the costs of gas purchased for resale through customer rates.


Other property and investments are stated principally at cost. The Company maintains an allowance for doubtful accounts receivable, which totaled approximately $16.8 million and $14.2 million at December 31, 1999 and 1998, respectively. Inventory, which includes fuel, materials and supplies, and gas in storage, is carried at average cost. Long-term debt premiums, discounts and issuance expenses are amortized over the life of the related debt using the straight-line method. Any expenses or call premiums associated with the reacquisition of debt obligations are amortized over the remaining life of the original debt using the straight-line method, except that the balance existing at December 31, 1996 was amortized on a three-year accelerated basis (see Note
9a). The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.


h.       New Accounting Standard


The FASB has delayed the effective date for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The delay, published as SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," changes the effective date to fiscal years beginning after June 15, 2000. The Company expects to determine any effects of SFAS No. 133 by mid-2000.

4.  NCNG Acquisition

On July 15, 1999, the Company completed the acquisition of North Carolina Natural Gas Corporation (NCNG) for an aggregate purchase price of approximately $364 million. Each outstanding share of NCNG common stock was converted into the right to receive 0.8054 shares of Company common stock, resulting in the issuance of approximately 8.3 million shares. The acquisition has been accounted for as a purchase and, accordingly, the operating results of NCNG have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired, approximately $240 million, has been recorded as goodwill of the acquired business and is being amortized primarily over a period of 40 years.

NCNG, operating as a wholly owned subsidiary of the Company, is engaged in the transmission and distribution of natural gas. These gas services are provided under regulated rates to approximately 178,000 customers in eastern and south central North Carolina.

In conjunction with the acquisition, the Company and NCNG signed a joint stipulation agreement with the Public Staff of the NCUC in which the Company agreed to cap base retail electric rates, exclusive of fuel costs, with limited exceptions, through December 2004, and NCNG agreed to cap margin rates for gas sales and transportation services, with limited exceptions, through November 1, 2003. Management is of the opinion that this agreement will not have a material effect on the consolidated results of operations or financial position of the Company.

The acquisition of NCNG was not deemed significant to the Company's consolidated results of operations; therefore, proforma financial information has been omitted.

5.  Financial Information by Business Segment

The Company provides services through the following business segments: electric, natural gas and other.

The electric segment generates, transmits, distributes and sells electric energy in North and South Carolina. Electric operations are subject to the rules and regulations of the FERC, the NCUC and the SCPSC.

The natural gas segment transmits, distributes and sells gas in portions of North Carolina. Gas operations are subject to the rules and regulations of the NCUC.

The other segments primarily include telecommunication services, energy management services, propane and miscellaneous non-regulated activities.

For reportable segments presented in the accompanying table, segment earnings (losses) before taxes include intersegment sales accounted for at prices representative of unaffiliated party transactions.


                                                          Natural                                           Segment
(in thousands)                            Electric          Gas            Other       Elimination           Totals
---------------------------------------------------------------------------------------------------------------------
For the year ended 12/31/99
Revenues
Unaffiliated                         $     3,138,846 $   97,886     $     119,866  $      -         $      3,356,598
Intersegment                               -             1,017            30,618          (30,618)             1,017
                                     --------------------------------------------------------------------------------
Total Revenues                       $     3,138,846 $   98,903     $     150,484  $      (30,618)  $      3,357,615

Depreciation and Amortization        $     486,502   $   9,168      $     16,804          -         $        512,474
Interest Expense                     $     183,098   $   3,225      $     1,403    $      (6,859)            180,867

Earnings(Losses) Before Taxes        $     715,359   $   4,360      $     (72,759) $      (6,284)   $        640,676

Total Segment Assets                 $     8,705,547 $   550,132    $     370,805  $      (132,465) $      9,494,019

Capital and Investment
Expenditures                         $     671,401   $   24,047     $     193,131  $      -         $        888,579
=====================================================================================================================

                                                           Natural                                        Segment
                                           Electric          Gas          Other       Elimination          Totals
---------------------------------------------------------------------------------------------------------------------
For the year ended 12/31/98
Revenues
Unaffiliated                         $     3,130,045     $     -    $     61,623   $      -        $      3,191,668
Intersegment                               -                   -          21,887          (21,887)                -
                                     --------------------------------------------------------------------------------
Total Revenues                       $     3,130,045     $     -    $     83,510   $      (21,887) $      3,191,668

Depreciation and Amortization        $     487,097       $     -    $     2,951           -        $        490,048
Interest Expense                     $     174,433       $     -    $     149      $      (197)    $        174,385

Earnings(Losses) Before Taxes        $     737,999       $     -    $     (70,325) $      (10,942) $        656,732

Total Segment Assets                 $     8,211,372     $     -    $     189,175  $      859      $      8,401,406

Capital and Investment
Expenditures                         $     463,729       $     -    $     64,077   $      -        $        527,806
=====================================================================================================================

                                                           Natural                                        Segment
                                           Electric          Gas          Other       Elimination          Totals
---------------------------------------------------------------------------------------------------------------------
For the year ended 12/31/97
Revenues
Unaffiliated                         $     3,024,089     $     -    $     12,498   $      -        $      3,036,587
Intersegment                               -                   -          -               -                       -
                                     --------------------------------------------------------------------------------
Total Revenues                       $     3,024,089     $     -    $     12,498   $      -        $      3,036,587

Depreciation and Amortization        $     481,650       $     -    $     228      $      -        $        481,878
Interest Expense                     $     177,874       $     -    $     58       $      (586)    $        177,346

Earnings(Losses) Before Taxes        $     658,840       $     -    $     (25,278) $      (11,529) $        622,033

Total Segment Assets                 $     8,138,282     $     -    $     89,694   $      (7,248)  $      8,220,728

Capital and Investment
Expenditures                         $     372,512       $     -    $     4,426    $      -        $        376,938
=====================================================================================================================

RECONCILIATION OF FINANCIAL INFORMATION BY BUSINESS SEGMENT TO CONSOLIDATED FINANCIAL STATEMENTS:

DEPRECIATION AND AMORTIZATION
(in thousands)

                                              SEGMENT                   CONSOLIDATED
                  PERIOD                       TOTALS     ADJUSTMENTS      TOTALS
         ---------------------------------------------------------------------------

         For the year ended 12/31/99          $ 512,474    $ (16,804)      $ 495,670

         For the year ended 12/31/98          $ 490,048    $  (2,951)      $ 487,097

         For the year ended 12/31/97          $ 481,878     $   (228)      $ 481,650

INTEREST  EXPENSE

(in thousands)
                                               SEGMENT                  CONSOLIDATED
                  PERIOD                       TOTALS     ADJUSTMENTS      TOTALS
         ----------------------------------------------------------------------------

         For the year ended 12/31/99           $180,867     $ (1,403)      $ 179,464

         For the year ended 12/31/98           $174,385      $  (149)      $ 174,236

         For the year ended 12/31/97           $177,346      $   (58)      $ 177,288

Adjustments to depreciation and amortization and interest expense consist of expenses related to the other segments that are included in diversified business operating expenses on a consolidated basis.

6.  Revolving Credit Facilities

As of December 31, 1999, the Company's revolving credit facilities totaled $750 million, all of which are long-term agreements. The Company is required to pay minimal annual commitment fees to maintain its credit facilities. Consistent with management's intent to maintain its commercial paper, pollution control revenue refunding bonds (pollution control bonds) and other short-term indebtedness on a long-term basis, and as supported by its long-term revolving credit facilities, the Company included in long-term debt commercial paper, pollution control bonds, and other short-term indebtedness outstanding of approximately $363 million, $56 million and $331 million, respectively, as of December 31, 1999. Commercial paper and pollution control bonds outstanding of approximately $488 million and $56 million, respectively, were reclassified as long-term debt as of December 31, 1998. For commercial paper, pollution control bonds and other short-term indebtedness, weighted-average interest rates were 6.07%, 3.32% and 5.88%, respectively, at December 31, 1999. The weighted-average interest rates for commercial paper and pollution control bonds were 5.22% and 3.67%, respectively, as of December 31, 1998.

7.  Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, commercial paper and extendible notes approximate fair value due to the short maturities of these instruments. At December 31, 1999 and 1998, there were miscellaneous investments with carrying amounts of approximately $60 million and $66 million, respectively, included in miscellaneous other property and investments. The carrying amount of these investments approximates fair value due to the short maturity of certain instruments and certain instruments are presented at fair value. The carrying amount of the Company's long-term debt was $2.54 billion and $2.20 billion at December 31, 1999 and 1998, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $2.47 billion and $2.31 billion at December 31, 1999 and 1998, respectively.

External funds have been established, as required by the NRC, as a mechanism to fund certain costs of nuclear decommissioning (see Note 3f). These nuclear decommissioning trust funds are invested in stocks, bonds and cash equivalents. Nuclear decommissioning trust funds are presented at amounts that approximate fair value. Fair value is obtained from quoted market prices for the same or similar investments.

8.  Capitalization

As of December 31, 1999, the Company had 21,594,424 shares of authorized but unissued common stock reserved and available for issuance, primarily to satisfy the requirements of the Company's stock plans. The Company intends, however, to meet the requirements of these stock plans with issued and outstanding shares presently held by the Trustee of the Stock Purchase-Savings Plan or with open market purchases of common stock shares, as appropriate. During 1999, the Company issued stock in conjunction with the NCNG acquisition as discussed in
Note 4. In addition, CP&L Energy's Board of Directors has authorized the issuance of shares in conjunction with the planned share exchange with FPC (see
Note 2).

The Company's mortgage, as supplemented, and charter contain provisions limiting the use of retained earnings for the payment of dividends under certain circumstances. As of December 31, 1999, there were no significant restrictions on the use of retained earnings.

As of December 31, 1999, long-term debt maturities for the years 2000, 2002, 2003 and 2004 amounted to $197 million, $100 million, $7 million and $300 million, respectively, excluding commercial paper, pollution control bonds and other short-term indebtedness reclassified as long-term debt. There are no long-term debt maturities in 2001.

9.  Regulatory Matters

a.  Regulatory Assets


As a regulated entity, the Company is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." See Note 16c for additional discussion of SFAS No. 71. Accordingly, the Company records certain assets resulting from the effects of the ratemaking process, which would not be recorded under generally accepted accounting principles for unregulated entities. At December 31, 1999 and 1998, the balances of the Company's regulatory assets were as follows (in thousands):

                                                                                                  1999               1998
                                                                                                  ----               ----
Income taxes recoverable through future rates*                                                $229,008            $277,894
Harris Plant deferred costs                                                                     56,142              60,021
Abandonment costs*                                                                               1,675              16,083
Loss on reacquired debt (included in unamortized debt expense)*                                  4,719              20,953
Deferred fuel                                                                                   81,699              42,647
Items included in other assets and deferred debits:
      Deferred DOE enrichment facilities-related costs                                          40,897              45,917
      Deferred hurricane-related costs                                                               -              11,927
      Emission allowance carrying costs*                                                             -               4,144
                                                                                           -----------          ----------

          Total                                                                               $414,140            $479,586
                                                                                           ===========          ==========

* ALL OR CERTAIN PORTIONS OF THESE REGULATORY ASSETS HAVE BEEN SUBJECT TO ACCELERATED AMORTIZATION (SEE NOTE 3E).

b.  Retail Rate Matters

In late 1998 and early 1999, the Company filed, and the respective commissions subsequently approved, proposals in the North and South Carolina retail jurisdictions to accelerate cost recovery of its nuclear generating assets beginning January 1, 2000, and continuing through 2004. The accelerated cost recovery began immediately after the 1999 expiration of the accelerated amortization of certain regulatory assets (see Note 3e). Pursuant to the orders, the Company's depreciation expense for nuclear generating assets will increase by a minimum of $106 million to a maximum of $150 million per year. Recovering the costs of the nuclear generating assets on an accelerated basis will better position the Company for the uncertainties associated with potential restructuring of the electric utility industry.

In conjunction with the acquisition with NCNG, the Company signed a joint stipulation agreement with the Public Staff of the NCUC in which the Company agreed to cap base retail electric rates and margin rates for gas sales and transportation services (see Note 4).

c.       Plant-Related Deferred Costs

In the 1988 rate orders, the Company was ordered to remove from rate base and treat as abandoned plant certain costs related to the Harris Plant. Abandoned plant amortization related to the 1988 rate orders was completed in 1998 for the wholesale and North Carolina retail jurisdictions and in 1999 for the South Carolina retail jurisdiction.

Amortization of plant abandonment costs is included in depreciation and amortization expense and totaled $15.0 million, $24.2 million and $30.8 million in 1999, 1998 and 1997, respectively. The unamortized balances of plant abandonment costs are reported at the present value of future recoveries of these costs. The associated accretion of the present value was $0.6 million, $1.7 million and $3.5 million in 1999, 1998 and 1997, respectively, and is reported in other, net.

10.  Risk Management Activities and Derivatives Transactions

The Company uses a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. Such instruments contain credit risk if the counterparty fails to perform under the contract. The Company minimizes such risk by performing credit reviews using, among other things, publicly available credit ratings of such counterparties. Potential nonperformance by counterparties is not expected to have a material effect on the consolidated financial position or consolidated results of operations of the Company.

a.       Commodity Instruments - Non-Trading

At December 31, 1999, the Company held several forward contracts that reduced the exposure to market fluctuations relative to the price and delivery of electricity products. Selling electricity forward contracts can reduce price risk on the Company's available but unsold generation. These contracts provide for physical delivery of the related commodity, and the financial effects of such contracts are recorded in the month of settlement.

The Company from time to time enters into electricity option contracts to ensure a reliable source of capacity to meet its customers' electricity requirements or to limit risk associated with electricity prices. It is management's intent to take or make physical delivery under such contracts. Premiums paid or received are deferred and charged to income during the option period. The Company's maximum exposure associated with purchased options is limited to premiums paid. Option sales are made only if the Company can, with reasonable certainty, make physical delivery from Company-owned resources.

b.       Commodity Instruments - Trading

The Company from time to time engages in the trading of electricity commodity instruments and, therefore, experiences net open positions. The Company manages open positions with strict policies which limit its exposure to market risk and require daily reporting to management of potential financial exposures. When such instruments are entered into for trading purposes, the instruments are carried on the balance sheet at fair value, with changes in fair value recognized in earnings. Net losses related to trading electricity commodity instruments were not material during 1999 and 1998, and there was no trading activity in 1997.

c.       Other Financial Instruments

The Company may from time to time enter into derivative instruments to hedge interest rate risk or equity securities risk. At December 31, 1998, the Company had an outstanding interest rate lock with a fair value asset position of approximately $1 million. The interest rate lock was settled during 1999 in conjunction with the issuance of long-term debt, and the Company received approximately $9.7 million, which will reduce interest expense over the 10-year debt term.

11.  Stock-Based Compensation Plans

a.       Employee Stock Ownership Plan

The Company sponsors the Stock Purchase-Savings Plan (SPSP) for which substantially all full-time employees and certain part-time employees are eligible. The SPSP, which has Company matching and incentive goal features, encourages systematic savings by employees and provides a method of acquiring Company common stock and other diverse investments. The SPSP, as amended in 1989, is an Employee Stock Ownership Plan (ESOP) that can enter into acquisition loans to acquire Company common stock to satisfy SPSP common share needs. Qualification as an ESOP did not change the level of benefits received by employees under the SPSP. Common stock acquired with the proceeds of an ESOP loan is held by the SPSP Trustee in a suspense account. The common stock is released from the suspense account and made available for allocation to participants as the ESOP loan is repaid. Such allocations are used to partially meet common stock needs related to Company matching and incentive contributions and/or reinvested dividends. All or a portion of the dividends paid on ESOP suspense shares and on ESOP shares allocated to participants may be used to repay ESOP acquisition loans. To the extent used to repay such loans, the dividends are deductible for income tax purposes.

There were 6,365,364 and 6,953,612 ESOP suspense shares at December 31, 1999 and 1998, respectively, with a fair value of $193.7 million and $327.3 million, respectively. ESOP shares allocated to plan participants totaled 12,966,269 and 12,416,040 at December 31, 1999 and 1998, respectively. The Company's matching and incentive goal compensation cost under the SPSP is determined based on matching percentages and incentive goal attainment as defined in the plan. Such compensation cost is allocated to participants' accounts in the form of Company common stock, with the number of shares determined by dividing compensation cost by the common stock market value. The Company currently meets common stock share needs with open market purchases and with shares released from the ESOP suspense account. Total matching and incentive compensation cost recorded in 1999, 1998 and 1997 was approximately $17.3 million, $15.3 million and $13.4 million, respectively, substantially all of which was met with shares released from the suspense account. The Company has a long-term note receivable from the SPSP Trustee related to the purchase of common stock from the Company in 1989. The balance of the note receivable from the SPSP Trustee is included in the determination of unearned ESOP common stock, which reduces common stock equity. ESOP shares that have not been committed to be released to participants' accounts are not considered outstanding for the determination of earnings per common share. Interest income on the note receivable and dividends on unallocated ESOP shares are not recognized for financial statement purposes.

b.       Other Stock-Based Compensation Plans

The Company has compensation plans for officers and key employees of the Company that are stock-based in whole or in part. The two primary active stock-based compensation programs are the Performance Share Sub-Plan (PSSP) and the Restricted Stock Awards program (RSA), both of which were established pursuant to the Company's 1997 Equity Incentive Plan.


Under the terms of the PSSP, officers and key employees of the Company are granted performance shares that vest over a three-year consecutive period. Each performance share has a value that is equal to, and changes with, the value of a share of the Company's common stock, and dividend equivalents are accrued on, and reinvested in, the performance shares. For grant years prior to 1999, the sole performance measure under the PSSP is the Company's total shareholder return as compared to that of a peer group of utilities. Beginning in the 1999 grant year, the Company added an additional performance measure, earnings before interest, income taxes, depreciation and amortization, which is also compared to a peer group of utilities. Compensation expense is recognized over the vesting period based on the expected ultimate cash payout. Compensation expense is reduced by any forfeitures.


The RSA, which began in 1998, allows the Company to grant shares of restricted common stock to key employees of the Company. The restricted shares vest on a graded vesting schedule over a minimum of three years. Compensation expense, which is based on the fair value of common stock at the grant date, is recognized over the applicable vesting period, with corresponding increases in common stock equity. Compensation expense is reduced by any forfeitures. Restricted shares are not included as shares outstanding in the basic earnings per share calculation until the shares are no longer forfeitable. Changes in restricted stock shares outstanding were:

                                                   1999               1998
                                                   ----               ----

Beginning balance                                 265,300                 -
Granted                                            66,600           274,800
Forfeited                                               -            (9,500)

                                               --------------    ---------------
Ending balance                                    331,900           265,300
                                               ==============    ===============

The total amount expensed for other stock-based compensation plans was $2.2 million, $1.3 million and $4.3 million in 1999, 1998 and 1997, respectively.

12.  Postretirement Benefit Plans

The Company has a noncontributory defined benefit retirement (pension) plan for substantially all full-time employees.

The components of net periodic pension cost are (in thousands):

                                                  1999         1998         1997
                                               ---------    ---------    ---------
Actual return on plan assets                   $(127,167)   $ (87,382)   $(110,346)
Variance from expected return,
  Deferred                                        52,043       17,462       57,368
                                               ---------    ---------    ---------
     Expected return on plan assets            $ (75,124)   $ (69,920)   $ (52,978)
Service cost                                      20,467       18,357       18,643
Interest cost                                     46,846       45,877       42,468
Amortization of transition obligation                106          106          106
Amortization of prior service cost (benefit)      (1,314)        (158)         967
Amortization of actuarial gain                    (3,932)      (6,440)         (36)
                                               ---------    ---------    ---------

     Net periodic pension cost (benefit)       $ (12,951)   $ (12,178)   $   9,170
                                               =========    =========    =========

Prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the pension obligation or the market-related value of assets are amortized over the average remaining service period of active participants.

Reconciliations of the changes in the plan's benefit obligations and the plan's funded status are (in thousands):

                                               1999         1998
                                            ---------    ---------
Pension obligation

    Pension obligation at  January 1        $ 678,210    $ 598,160
    Interest cost                              46,846       45,877
    Service cost                               20,467       18,357
    Benefit payments                          (41,585)     (25,466)
    Actuarial loss (gain)                     (50,120)      77,785
    Plan amendments                             5,546      (36,503)
    Acquisition of NCNG                        28,760           --
                                            ---------    ---------

    Pension obligation at December 31       $ 688,124    $ 678,210

Fair value of plan assets at December 31      947,143      830,213
                                            ---------    ---------
Funded status                               $ 259,019    $ 152,003

Unrecognized transition obligation                582          688

Unrecognized prior service benefit            (18,175)     (25,429)

Unrecognized actuarial gain                  (245,343)    (145,657)
                                            ---------    ---------
Accrued pension obligation at December 31   $  (3,917)   $ (18,395)
                                            =========    =========


Reconciliations of the fair value of pension plan assets are (in thousands):

                                               1999          1998
                                            ----------     ---------
Fair value of plan assets at January 1       $ 830,213     $ 768,297
Actual return on plan assets                   127,167        87,382
Benefit payments                               (41,585)      (25,466)
Acquisition of NCNG                             31,348             -
                                            ----------     ---------
Fair value of plan assets at December 31    $  947,143     $ 830,213
                                            =========      =========


The weighted-average discount rate used to measure the pension obligation was 7.5% in 1999 and 7.0% in 1998. The assumed rate of increase in future compensation used to measure the pension obligation was 4.20% in 1999, 1998 and 1997. The expected long-term rate of return on pension plan assets used in determining the net periodic pension cost was 9.25% in 1999, 1998 and 1997.


In addition to pension benefits, the Company provides contributory postretirement benefits (OPEB), including certain health care and life insurance benefits, for substantially all retired employees.

The components of net periodic OPEB cost are (in thousands):

                                           1999        1998        1997
                                        --------    --------    --------

Actual return on plan assets            $ (5,931)   $ (3,877)   $ (4,628)
Variance from expected return,
   Deferred                                2,553         785       2,186
                                        --------    --------    --------

     Expected return on plan assets     $ (3,378)   $ (3,092)   $ (2,442)


Service cost                               7,936       7,182       7,988
Interest cost                             13,914      13,402      11,065
Amortization of transition obligation      5,760       5,641       5,889
Amortization of actuarial gain                (1)       (549)       --
                                        --------    --------    --------


     Net periodic OPEB cost             $ 24,231    $ 22,584    $ 22,500
                                        ========    ========    ========


Actuarial gains and losses in excess of 10% of the greater of the OPEB obligation or the market-related value of assets are amortized over the average remaining service period of active participants.

Reconciliations of the changes in the plan's benefit obligations and the plan's funded status are (in thousands):

                                              1999          1998
                                           ---------    ---------
       OPEB obligation

   OPEB obligation at  January 1           $ 196,846    $ 181,324
    Interest cost                             13,914       13,402
    Service cost                               7,936        7,182
    Benefit payments                          (5,769)      (4,774)
    Actuarial loss (gain)                     (7,307)       3,428
    Plan amendment                             1,062       (3,716)
    Acquisition of NCNG                        6,806           --
                                           ---------    ---------

    OPEB obligation at December 31         $ 213,488    $ 196,846

Fair value of plan assets at December 31      43,235       37,304
                                           ---------    ---------

Funded status                              $(170,253)   $(159,542)

Unrecognized transition obligation            76,593       78,978

Unrecognized prior service cost                1,062         --

Unrecognized actuarial gain                  (17,261)      (7,314)
                                           ---------    ---------

Accrued OPEB obligation at December 31     $(109,859)   $ (87,878)
                                           =========    =========

Reconciliations of the fair value of OPEB plan assets are (in thousands):

                                            1999        1998
                                         ---------  ---------
Fair value of plan assets at January 1    $37,304    $33,427

Actual return on plan assets                 5,931     3,877
                                         ---------  ---------
Fair value of plan assets at December 31   $43,235   $37,304
                                         =========  =========

The assumptions used to measure the OPEB obligation are:

                                                          1999        1998
                                                        ---------   ---------

Weighted-average discount rate                            7.50%      7.00%
Initial medical cost trend rate for
   pre-Medicare benefits                                  7.50%      6.60%
Initial medical cost trend rate for
   post-Medicare benefits                                 7.25%      6.40%
Ultimate medical cost trend rate                          5.00%      4.50%
Year ultimate medical cost trend rate is achieved         2006       2006


The expected long-term rate of return on plan assets used in determining the net periodic OPEB cost was 9.25% in 1999, 1998 and 1997. The medical cost trend rates were assumed to decrease gradually from the initial rates to the ultimate rates. Assuming a 1% increase in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic OPEB cost for 1999 would increase by $4.0 million, and the OPEB obligation at December 31, 1999, would increase by $29.3 million. Assuming a 1% decrease in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic OPEB cost for 1999 would decrease by $3.1 million and the OPEB obligation at December 31, 1999, would decrease by $23.6 million.


During 1999, the Company completed the acquisition of NCNG (see Note 4). NCNG's pension and OPEB liabilities, assets and net periodic costs are reflected in the above information as appropriate. Effective January 1, 2000, NCNG's benefit plans were merged with those of the Company.

13.  Earnings Per Common Share

Restricted stock awards and contingently issuable shares had a dilutive effect on earnings per share for 1999 and increased the weighted-average number of common shares outstanding for dilutive purposes by 290,474, 250,660 and 11,893 for 1999, 1998 and 1997, respectively. The weighted-average number of common shares outstanding for dilutive purposes was 148.6 million, 144.2 million and
143.7 million for 1999, 1998 and 1997, respectively.

14.  Income Taxes

Deferred income taxes are provided for temporary differences between book and tax bases of assets and liabilities. Investment tax credits related to operating income are amortized over the service life of the related property.

Net accumulated deferred income tax liabilities at December 31 are (in thousands):

                                            1999         1998
                                        ----------   ----------
Accelerated depreciation and property
   cost differences                     $1,583,610   $1,632,119
Deferred costs, net                         70,478       66,757
Miscellaneous other temporary
   differences, net                         26,403       10,885
                                        ----------   ----------
      Net accumulated deferred income
       tax liability                    $1,680,491   $1,709,761
                                        ==========   ==========

Total deferred income tax liabilities were $2.20 billion and $2.21 billion at December 31, 1999 and 1998, respectively. Total deferred income tax assets were $519 million and $501 million at December 31, 1999 and 1998, respectively. The net of deferred income tax liabilities and deferred income tax assets is included on the Consolidated Balance Sheets under the captions other current liabilities and accumulated deferred income taxes.

Reconciliations of the Company's effective income tax rate to the statutory federal income tax rate are:

                                            1999     1998     1997
                                            ----     ----     ----

Effective income tax rate                   40.3%    39.2%    37.5%
State income taxes, net of federal
   income tax benefit                       (4.6)    (4.7)    (4.9)
Investment tax credit amortization           1.6      1.5      1.7
Other differences, net                      (2.3)    (1.0)     0.7
                                            ----     ----     ----

      Statutory federal income tax rate     35.0%    35.0%    35.0%
                                            ====     ====     ====

The provisions for income tax expense are comprised of (in thousands):

                                    1999         1998         1997
                                 ---------    ---------    ---------
Income tax expense (credit)
Current - federal                $ 253,140    $ 254,400    $ 258,050
          state                     48,075       51,817       56,747
Deferred - federal                 (30,011)     (34,842)     (61,384)
           state                    (2,484)      (3,675)      (9,465)
Investment tax credit              (10,299)     (10,206)     (10,232)
                                 ---------    ---------    ---------
      Total income tax expense   $ 258,421    $ 257,494    $ 233,716
                                 =========    =========    =========

15.  Joint Ownership of Generating Facilities

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

The Company's ownership interest in the jointly owned generating facilities is listed below with related information as of December 31, 1999 (dollars in thousands):

                                                  Company
                                 Megawatt        Ownership                          Accumulated         Under
         Facility               Capability        Interest      Plant Investment   Depreciation     Construction
------------------------     -----------------  -------------  ------------------ ---------------  --------------
Mayo Plant                           745           83.83%         $ 451,640        $ 205,278          $10,471
Harris Plant                         860           83.83%         3,002,812          910,144           67,088
Brunswick Plant                    1,631           81.67%         1,426,398        1,065,561            3,163
Roxboro Unit No. 4                   700           87.06%           240,649          116,237           19,175

In the table above, plant investment and accumulated depreciation, which includes accumulated nuclear decommissioning, are not reduced by the regulatory disallowances related to the Harris Plant.

16.  Commitments and Contingencies

a.  Purchased Power

Pursuant to the terms of the 1981 Power Coordination Agreement, as amended, between the Company and Power Agency, the Company is obligated to purchase a percentage of Power Agency's ownership capacity of, and energy from, the Harris Plant. In 1993, the Company and Power Agency entered into an agreement to restructure portions of their contracts covering power supplies and interests in jointly owned units. Under the terms of the 1993 agreement, the Company increased the amount of capacity and energy purchased from Power Agency's ownership interest in the Harris Plant, and the buyback period was extended six years through 2007. The estimated minimum annual payments for these purchases, which reflect capital-related capacity costs, total approximately $26 million. These contractual purchases, including purchases from the Mayo Plant that ended in 1997, totaled $36.5 million, $34.4 million and $36.2 million for 1999, 1998 and 1997, respectively. In 1987, the NCUC ordered the Company to reflect the recovery of the capacity portion of these costs on a levelized basis over the original 15-year buyback period, thereby deferring for future recovery the difference between such costs and amounts collected through rates. In 1988, the SCPSC ordered similar treatment, but with a 10-year levelization period. At December 31, 1999 and 1998, the Company had deferred purchased capacity costs, including carrying costs accrued on the deferred balances, of $56.1 million and $60.0 million, respectively. Increased purchases (which are not being deferred for future recovery) resulting from the 1993 agreement with Power Agency were approximately $23 million, $19 million and $17 million for 1999, 1998 and 1997, respectively.

During 1999, the Company had two long-term agreements for the purchase of power and related transmission services from other utilities. The first agreement provides for the purchase of 250 megawatts of capacity through 2009 from Indiana Michigan Power Company's Rockport Unit No. 2 (Rockport). The second agreement, which expired mid-1999, was with Duke Energy for the purchase of 400 megawatts of firm capacity. The estimated minimum annual payment for power purchases under the Rockport agreement is approximately $31 million, representing capital-related capacity costs. Total purchases (including transmission use charges) under the Rockport agreement amounted to $59.5 million, $59.3 million and $61.9 million for 1999, 1998 and 1997, respectively. Total purchases (including transmission use charges) under the agreement with Duke Energy amounted to $33.8 million, $75.5 million and $69.5 million for 1999, 1998 and 1997, respectively.

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

Insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at nuclear generating units is also provided through membership in NEIL. The Company is insured thereunder, following a twelve week deductible period, for 52 weeks in weekly amounts of $1.95 million at Brunswick Unit No. 1, $1.93 million at Brunswick Unit No. 2, $2.0 million at the Harris Plant and $1.7 million at Robinson Unit No. 2. An additional 104 weeks of coverage is provided at 80% of the above weekly amounts. For the current policy period, the Company is subject to retrospective premium assessments of up to approximately $12.5 million with respect to the primary coverage, $13.7 million with respect to the decontamination, decommissioning and excess property coverage and $5.0 million for the incremental replacement power costs coverage in the event covered expenses at insured facilities exceed premiums, reserves, reinsurance and other NEIL resources. These resources as of December 31, 1999 totaled approximately $5.0 billion. Pursuant to regulations of the NRC, the Company's property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident and, second, to decontamination costs, before any proceeds can be used for decommissioning, plant repair or restoration. The Company is responsible to the extent losses may exceed limits of the coverage described above. Power Agency would be responsible for its ownership share of such losses and for certain retrospective premium assessments on jointly owned nuclear units.

The Company is insured against public liability for a nuclear incident up to $9.7 billion per occurrence, which is the maximum limit on public liability claims pursuant to the Price-Anderson Act. In the event that public liability claims from an insured nuclear incident exceed $200 million, the Company would be subject to a pro rata assessment of up to $83.9 million, plus a 5% surcharge, for each reactor owned for each incident. Payment of such assessment would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. Power Agency would be responsible for its ownership share of the assessment on jointly owned nuclear units.

c.  Applicability of SFAS No. 71

The Company's ability to continue to meet the criteria for application of SFAS No. 71 (see Note 9a) may be affected in the future by competitive forces and restructuring in the electric utility industry. In the event that SFAS No. 71 no longer applied to a separable portion of the Company's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of electric utility plant assets as determined pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

d.  Claims and Uncertainties

1. The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. There are several manufactured gas plant (MGP) sites to which both the electric utility and the gas utility have some connection. In this regard, both the electric utility and the gas utility, along with others, are participating in a cooperative effort with the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). The DWM has established a uniform framework to address MGP sites. The investigation and remediation of specific MGP sites will be addressed pursuant to one or more Administrative Orders on Consent (AOC) between the DWM and the potentially responsible party or parties. Both the electric utility and the gas utility have signed AOCs to investigate certain sites at which investigation includes the completion of interim remedial measures where appropriate and anticipate signing AOCs to remediate sites as well. Both the electric utility and the gas utility continue to identify parties connected to individual MGP sites, and to determine their relative relationship to other parties at those sites and the degree to which they will undertake efforts with others at individual sites. The Company does not expect the costs associated with these sites to be material to the financial position or consolidated results of operations of the Company.

The Company is periodically notified by regulators such as the North Carolina Department of Environment and Natural Resources, the South Carolina Department of Health and Environmental Control, and the U.S. Environmental Protection Agency (EPA) of its involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company may incur costs at the sites about which it has been notified, based upon the current status of these sites, the Company does not expect those costs to be material to the consolidated financial position or results of operations of the Company.

The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The Company has recently been asked to provide information to the EPA as part of this initiative and has cooperated in providing the requested information. The EPA has initiated enforcement actions, which may have potentially significant penalties against other companies that have been subject to this initiative. The Company cannot predict the outcome of this matter.

The EPA published a final rule approving petitions under section 126 of the Clean Air Act which requires certain sources to make reductions in nitrogen oxide emissions by 2003. The Company's fossil-fueled electric generating plants are included in these petitions. The Company and other states are participating in litigation challenging the EPA's action. The Company cannot predict the outcome of this matter.


2. As required under the Nuclear Waste Policy Act of 1982, the Company entered into a contract with the DOE under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.


In April 1995, the DOE issued a final interpretation that it did not have an unconditional obligation to take spent nuclear fuel by January 31, 1998. In Indiana & Michigan Power v. DOE, the Court of Appeals vacated the DOE's final interpretation and ruled that the DOE had an unconditional obligation to begin taking spent nuclear fuel. The Court did not specify a remedy because the DOE was not yet in default.

After the DOE failed to comply with the decision in Indiana & Michigan Power v. DOE, a group of utilities (including the Company) petitioned the Court of Appeals in Northern States Power (NSP) v. DOE, seeking an order requiring the DOE to begin taking spent nuclear fuel by January 31, 1998. The DOE took the position that their delay was unavoidable, and the DOE was excused from performance under the terms and conditions of the contract. The Court of Appeals issued an order which precluded the DOE from treating the delay as an unavoidable delay. However, the Court of Appeals did not order the DOE to begin taking spent nuclear fuel, stating that the utilities had a potentially adequate remedy by filing a claim for damages under the contract.

After the DOE failed to begin taking spent nuclear fuel by January 31, 1998, a group of utilities (including the Company) filed a motion with the Court of Appeals to enforce the mandate in NSP v. DOE. Specifically, the utilities asked the Court to permit the utilities to escrow their waste fee payments, to order the DOE not to use the waste fund to pay damages to the utilities, and to order the DOE to establish a schedule for disposal of spent nuclear fuel. The Court denied this motion based primarily on the grounds that a review of the matter was premature, and that some of the requested remedies fell outside of the mandate in NSP v. DOE.

Subsequently, a number of utilities each filed an action for damages in the Court of Claims and before the Court of Appeals. The Company is in the process of evaluating whether it should file a similar action for damages. In NSP v. U.S., the Court of Claims decided that NSP must pursue its administrative remedies instead of filing an action in the Court of Claims. NSP has filed an interlocutory appeal to the Court of Appeals based on NSP's position that the Court of Claims has jurisdiction to decide the matter. A group of utilities (including the Company) has submitted an amicus brief in support of NSP's position.

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

3. In the opinion of management, liabilities, if any, arising under other pending claims would not have a material effect on the financial position and consolidated results of operations of the Company.

                         CAROLINA POWER & LIGHT COMPANY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          Year Ended December 31, 1999

-----------------------------------------------------------------------------------------------------------------------
           COLUMN A                 COLUMN B                  COLUMN C                  COLUMN D          COLUMN E
-----------------------------------------------------------------------------------------------------------------------

                                                             Additions

                                                 -----------------------------------
                                   Balance at           (1)              (2)           Deductions        Balance at
                                   Beginning          Charged to      Charged to          from            Close of
          Description              of Period          Income        Other Accounts      Reserves           Period
-----------------------------------------------------------------------------------------------------------------------
Reserves deducted from related
assets on the balance sheet:
  Uncollectible accounts        $     14,226,931 $       6,966,304 $      2,607,368 $       6,990,838 $     16,809,765
                                  ===============   ===============  ===============  ================  ===============

Reserves deducted from related
assets on the balance sheet:
  Inventory                     $        145,051 $          75,752 $        322,279 $         145,582 $        397,500
                                  ===============   ===============  ===============  ================  ===============

Reserves other than those
deducted from assets on the
balance sheet:
   Injuries and damages         $      1,010,556 $       1,194,082 $      -0-       $       1,465,077 $        739,561
                                  ===============   ===============  ===============  ================  ===============

   Reserve for possible coal
    mine investment losses      $      7,328,465 $       -0-       $      -0-       $         307,369 $      7,021,096
                                  ===============   ===============  ===============  ================  ===============

   Reserve for employee
    retirement and
    compensation plans          $    151,475,256 $      10,314,770 $      5,016,896 $       5,130,952 $    161,675,970
                                  ===============   ===============  ===============  ================  ===============

   Reserve for environmental
     investigation and
     remediation costs          $        321,448 $       -0-       $      1,025,000 $       -0-       $      1,346,448
                                  ===============   ===============  ===============  ================  ===============

  Reserve for product
     warranty                   $        465,000 $         438,168 $      -0-       $          87,939 $        815,229
                                  ===============   ===============  ===============  ================  ===============

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
                                   Beginning          Charged to      Charged to          from            Close of
          Description              of Period          Income        Other Accounts      Reserves           Period
-----------------------------------------------------------------------------------------------------------------------

Reserves deducted from related
assets on the balance sheet:
  Uncollectible accounts        $      3,366,361 $       17,993,081$      -0-       $       7,132,511 $     14,226,931
                                  ===============   ===============  ===============  ================  ===============

Reserves deducted from related
assets on the balance sheet:
  Inventory                     $      -0-        $        145,051 $      -0-       $       -0-       $        145,051
                                  ===============   ===============  ===============  ================  ===============

Reserves other than those
deducted from assets on the
balance sheet:
   Injuries and damages         $      1,319,664 $         806,828 $      -0-       $       1,115,936 $      1,010,556
                                  ===============   ===============  ===============  ================  ===============

   Reserve for possible coal
    mine investment losses      $      7,505,994 $       -0-       $      -0-       $         177,529 $      7,328,465
                                  ===============   ===============  ===============  ================  ===============

   Reserve for employee
    retirement and
    compensation plans          $    142,232,971 $      16,569,740 $      -0-       $       7,327,455 $    151,475,256
                                  ===============   ===============  ===============  ================  ===============

   Reserve for environmental
     investigation and
     remediation costs          $      1,815,909 $       -0-       $      -0-       $       1,494,461 $        321,448
                                  ===============   ===============  ===============  ================  ===============

  Reserve for product
     warranty                   $            -0- $         465,000 $      -0-       $       -0-       $        465,000
                                  ===============   ===============  ===============  ================  ===============



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

                                                  -------------------------------------
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
                                    Beginning        Charged to         Charged to           from            Close of
          Description               of Period          Income         Other Accounts       Reserves           Period
---------------------------------------------------------------------------------------------------------------------------

Reserves deducted from related
assets on the balance sheet:
  Uncollectible accounts        $        3,689,783  $      6,296,392  $      -0-        $       6,619,814 $       3,366,361
                                   ===============   ===============   ================  ================  ================

Reserves other than those
deducted from assets on the
balance sheet:
   Injuries and damages         $        1,277,888  $        714,353  $      -0-        $         672,577 $       1,319,664
                                   ===============   ===============   ================  ================  ================

   Reserve for possible coal
    mine investment losses      $        7,625,008  $     -0-         $      -0-        $         119,014 $       7,505,994
                                   ===============   ===============   ================  ================  ================

   Reserve for employee
    retirement and
    compensation plans          $      107,569,407  $     39,690,015  $      -0-        $       5,026,451 $     142,232,971
                                   ===============   ===============   ================  ================  ================

   Reserve for environmental
     investigation and
     remediation costs          $        1,815,909  $     -0-         $      -0-        $            -0-  $       1,815,909
                                   ===============   ===============   ================  ================  ================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     a) Information on the Company's directors is set forth in the Company's 2000 definitive proxy statement dated March 31, 2000, and incorporated by reference herein.


     b) Information on the Company's executive officers is set forth in PART I and incorporated by reference herein.



ITEM 11.   EXECUTIVE COMPENSATION

          Information on executive compensation is set forth in the Company's 2000 definitive proxy statement dated March 31, 2000, and incorporated by reference herein.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     a) The Company knows of no person who is a beneficial owner of more than five (5%) percent of any class of the Company's voting securities except for Capital Research and Management Company, 333 South Hope Street, Los Angeles, CA 90071, which as of December 31, 1999, owned 9,450,000 shares of common stock (5.9% of class) as investment advisor and manager of The American Funds Group of Mutual Funds.

     b) Information on security ownership of the Company's management is set forth in the Company's 2000 definitive proxy statement dated March 31, 2000, and incorporated by reference herein.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information on certain relationships and related transactions is set forth in the Company's 2000 definitive proxy statement dated March 31, 2000, and incorporated by reference herein.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     a)  The following documents are filed as part of the report:

         1.    Consolidated Financial Statements Filed:
                    See ITEM 8-Consolidated Financial Statements and Supplementary Data.

         2.    Consolidated Financial Statement Schedules Filed:
                    See ITEM 8-Consolidated Financial Statements and Supplementary Data

3.       Exhibits Filed:
                           See EXHIBIT INDEX

          b) Reports on Form 8-K filed during or with respect to the last quarter of 1999 and the portion of the first quarter of 2000 prior to the filing of this Form 10-K:

                1.    Current Report on Form 8-K dated October 25, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 CAROLINA POWER & LIGHT COMPANY
                                                 ------------------------------
 Date:         3/24/00                           (Registrant)
               -------                           By: /s/Robert B. McGehee
                                                     --------------------
                                                 Executive Vice President and
                                                 Interim Chief Financial Officer

                                                 By: /s/Larry M. Smith
                                                     ---------------------
                                                 Vice President and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                         Title                                  Date
---------                                         -----                                  ----

/s/ William Cavanaugh III                         Principal Executive                    3/15/00
--------------------------                        Officer and Director
(William Cavanaugh III,
Chairman, President and
Chief Executive Officer)


/s/ Robert B. McGehee                             Principal Financial                    3/15/00
----------------------                            Officer
(Robert B. McGehee, Executive
Vice President, General Counsel,
Chief Administrative Officer and
Interim Chief Financial Officer)


/s/ Leslie M. Baker, Jr.                          Director                               3/15/00
------------------------
(Leslie M. Baker, Jr.)


/s/ Edwin B. Borden                               Director                               3/15/00
--------------------
(Edwin B. Borden)


/s/ David L. Burner                               Director                               3/15/00
--------------------
(David L. Burner)


/s/ Charles W. Coker                              Director                               3/15/00
---------------------
(Charles W. Coker)


                                                  Director                               3/15/00
------------------------
(Richard L. Daugherty)


/s/ Robert L. Jones                               Director                               3/15/00
--------------------
(Robert L. Jones)


/s/ Estell C. Lee                                 Director                               3/15/00
------------------
(Estell C. Lee)


/s/ William O. McCoy                              Director                               3/15/00
---------------------
(William O. McCoy)


/s/ E. Marie McKee                                Director                               3/15/00
-------------------
(E. Marie McKee)


/s/ John H. Mullin, III                           Director                               3/15/00
------------------------
(John H. Mullin, III)


/s/ Sherwood H. Smith, Jr.                        Director                               3/15/00
--------------------------
(Sherwood H. Smith, Jr.,
Chairman Emeritus)


/s/ J. Tylee Wilson                               Director                               3/15/00
--------------------
(J. Tylee Wilson)

                                  EXHIBIT INDEX


     EXHIBIT NUMBER             DESCRIPTION
          *2(a) Agreement and Plan of Merger By and Among Carolina Power & Light Company, North Carolina Natural Gas Corporation and Carolina Acquisition Corporation, dated as of November 10, 1998 (filed as Exhibit No. 2(b) to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, File No. 1-3382.)

          *2(b) Agreement and Plan of Merger by and among Carolina Power & Light Company, North Carolina Natural Gas Corporation and Carolina Acquisition Corporation, Dated as of November 10, 1998, as Amended and Restated as of April 22, 1999 (filed as
                                    Exhibit 2 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, File No. 1-3382).

          *2(c) Agreement and Plan of Exchange, dated as of August 22, 1999, by and among Carolina Power & Light Company, Florida Progress Corporation and CP&L Holdings, Inc. (filed as Exhibit 2.1 to Current Report on Form 8-K dated August 22, 1999, File No. 1-3382).

          *2(4) Amended and Restated Agreement and Plan of Exchange, by and among Carolina Power & Light Company, Florida Progress Corporation and CP&L Energy, Inc., dated as of August 22, 1999, amended and restated as of March 3, 2000 (filed as Annex A to Joint Preliminary Proxy Statement of Carolina Power & Light Company and Florida Progress Corporation dated March 6, 2000, File No. 1-03382).

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

          *3b(3) By-Laws of Carolina Power & Light Company, as amended on March 17, 1999 (filed as Exhibit No. 3b(3) to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-3382).

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

          *4d Indenture (for Senior Notes), dated as of March 1, 1999 between Carolina Power & Light Company and The Bank of New York, as Trustee, and the First Supplemental Senior
                                    Note Indenture thereto, (filed as Exhibits
                                    No. 4(a) and 4(b) to Current Report on Form
                                    8-K dated March 19, 1999, File No. 1-03382).

          *4(e) Indenture (For Debt Securities), dated as of October 28, 1999 between Carolina Power & Light Company and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4(a) to Current Report on Form 8-K dated November 5, 1999, File No. 1-03382).

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

          +*10b(19)                 Supplemental Senior Executive Retirement
                                    Plan of Carolina Power & Light Company, as amended January 1, 1999 (filed as Exhibit
                                    No. 10b(19) to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-3382).

          +*10b(20)                 Carolina Power & Light Company Restoration
                                    Retirement Plan, as amended January 1, 1999
                                    (filed as Exhibit No. 10b(20) to Annual
                                    Report on Form 10-K for the fiscal year
                                    ended December 31, 1998, File No. 1-3382).

          +10b(21) Performance Share Sub-Plan of the 1997 Equity Incentive Plan, as Revised and Restated March 17, 1999.

          +10b(22) Amended Management Incentive Compensation Plan of Carolina Power & Light Company, as amended January 1, 2000.

         +*10b(23)                 Carolina Power & Light Company Management
                                    Deferred Compensation Plan, adopted as of January 1, 2000, (filed as Exhibit 4 to Form S-8 dated October 25, 1999, File No. 333-89685).


          +10b(24) Amended and Restated Supplemental Senior Executive Retirement Plan of Carolina Power & Light Company, effective January 1, 1984, as last amended March 15, 2000.

          +*10b(25)                 Employment Agreement dated September 1,
                                    1992, by and between the Company and William
                                    Cavanaugh III (filed as Exhibit 10b, File
                                    No. 1-03382).

          +*10b(26)                 Employment Agreement dated April 1, 1993, by
                                    and between the Company and William S. Orser
                                    (filed as Exhibit 10b, File No. 1-03382).

          +*10b(27)                 Employment Arrangement dated September 27,
                                    1994 by and between the Company and Glenn E.
                                    Harder (filed as Exhibit 10b, File No.
                                    1-03382).

          +*10b(28)                 Personal Services Agreement dated September
                                    18, 1996, by and between the Company and Sherwood H. Smith, Jr. (filed as Exhibit
                                    10b, File No.1-03382).

          +*10b(29)                 Employment Agreement dated June 2, 1997, by
                                    and between the Company and Robert B.
                                    McGehee (filed as Exhibit 10b, File No.
                                    1-03382).

          +*10b(30)                 Employment Agreement dated September 24,
                                    1997, by and between the Company and John E.
                                    Manczak (filed as Exhibit 10b, File No.
                                    1-03382).

          +*10b(31)                 Employment Agreement dated August 3, 1998,
                                    by and between the Company and Tom D.
                                    Kilgore (filed as Exhibit 10b(27) to the
                                    Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No.
                                    1-3382).

          +10b(32) Agreement dated April 27, 1999 between the Company and Sherwood H. Smith, Jr.

          +10b(33) Employment Agreement dated July 15, 1999 by and between North Carolina Natural Gas Corporation and Calvin B. Wells.

          +10b(34) Employment Arrangement dated August 5, 1999 by and between the Company and Larry M. Smith.

          12 Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends Combined and Ratio of Earnings to Fixed Charges.

          21                        Subsidiaries of Carolina Power & Light
                                    Company

          23(a)                     Consent of Deloitte & Touche LLP.

          27                        Financial Data Schedule


*Incorporated herein by reference as indicated.
+Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14 (c) of Form 10-K.