Form 10-Q
period 2000-03-31
CAROLINA POWER & LIGHT CO
filed 2000-05-12
CIK 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______ to______ .

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock (Without Par Value) shares outstanding at April 30, 2000: 159,636,055.

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

         Examples of forward-looking statements discussed in this Form 10-Q,
         PART 1, ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", include, but are not limited to, statements under the heading "Other Matters" concerning the effects of electric utility industry restructuring.

         Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

         Examples of factors that should be considered with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: Governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the North Carolina Utilities Commission and the Public Service Commission of South Carolina); general industry trends; operation of nuclear power facilities; availability of nuclear waste storage facilities; nuclear decommissioning costs; changes in the economy of areas served by the Company; legislative and regulatory initiatives that impact the speed and degree of industry restructuring; ability to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from industry restructuring; competition from other energy suppliers; the success of the Company's subsidiaries; weather conditions and catastrophic weather-related damage; market demand for energy; inflation; capital market conditions; the proposed share exchange with Florida Progress Corporation; failure of the potential benefits of the Company's conversion to a holding company structure to materialize; cash flows derived from the synthetic fuel plant; unanticipated changes in operating expenses and capital expenditures and legal and administrative proceedings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the effect of each such factor on the Company.

                          PART I. FINANCIAL INFORMATION


Item 1.          Financial Statements
-------          --------------------

--------------------------------------------------------------------------------

                         CAROLINA POWER & LIGHT COMPANY
                  (ORGANIZED UNDER THE LAWS OF NORTH CAROLINA)

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 31, 2000

--------------------------------------------------------------------------------

STATEMENTS OF INCOME
                                                                                       Three Months Ended
                                                                                            March 31
(In thousands except per share amounts)                                             2000             1999
--------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
Electric                                                                    $      779,908    $      738,559
Natural gas                                                                         72,098                 -
Diversified businesses                                                              25,134            24,343
--------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                                                    877,140           762,902
--------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Fuel used in electric generation                                                 160,387           138,964
  Purchased power                                                                   70,259            85,222
  Gas purchased for resale                                                          43,898                 -
  Other operation and maintenance                                                  198,227           142,967
  Depreciation and amortization                                                    132,489           120,556
  Taxes other than on income                                                        37,334            36,001
  Harris Plant deferred costs, net                                                   5,281             1,524
  Diversified businesses                                                            44,155            38,307
--------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                                                     692,030           563,541
--------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                   185,110           199,361
--------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Interest income                                                                    3,263             2,293
  Other, net                                                                         4,295            (6,949)
--------------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                                                   7,558            (4,656)
--------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Long-term debt                                                                    50,072            42,401
  Other interest charges                                                             5,001             2,761
  Allowance for borrowed funds used during construction                             (4,606)           (1,828)
--------------------------------------------------------------------------------------------------------------
      Net Interest Charges                                                          50,467            43,334
--------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                         142,201           151,371
INCOME TAXES                                                                        56,198            59,159
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          86,003            92,212
PREFERRED STOCK DIVIDEND REQUIREMENTS                                                 (742)             (742)
--------------------------------------------------------------------------------------------------------------
EARNINGS FOR COMMON STOCK                                                    $      85,261    $       91,470
==============================================================================================================
AVERAGE COMMON SHARES OUTSTANDING                                                  153,054           144,293
BASIC AND DILUTED EARNINGS PER COMMON SHARE                                  $        0.56    $         0.63
DIVIDENDS DECLARED PER COMMON SHARE                                          $       0.515    $        0.500


==============================================================================================================
See Supplemental Data and Notes to Consolidated Interim Financial Statements.

Carolina Power & Light Company
BALANCE SHEETS

                                                                                  March 31       December 31
(In thousands)                                                                      2000             1999
-------------------------------------------------------------------------------------------------------------
                                   ASSETS
UTILITY PLANT
  Electric utility plant in service                                            $10,701,751     $ 10,633,823
  Gas utility plant in service                                                     362,259          354,773
  Accumulated depreciation                                                      (5,109,441)      (4,975,405)
-------------------------------------------------------------------------------------------------------------
         Utility plant in service, net                                           5,954,569        6,013,191
  Held for future use                                                                7,105           11,282
  Construction work in progress                                                    667,735          536,017
  Nuclear fuel, net of amortization                                                204,641          204,323
-------------------------------------------------------------------------------------------------------------
       Total Utility Plant, Net                                                  6,834,050        6,764,813
-------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                                         36,544           79,871
  Accounts receivable                                                              415,534          446,367
  Taxes receivable                                                                       -            3,770
  Inventory                                                                        244,264          247,913
  Deferred fuel cost                                                                72,524           81,699
  Prepayments                                                                       17,997           42,631
  Other current assets                                                              97,157          177,082
-------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                      884,020        1,079,333
-------------------------------------------------------------------------------------------------------------
DEFERRED DEBITS AND OTHER ASSETS
  Income taxes recoverable through future rates                                    228,814          229,008
  Abandonment costs                                                                  1,657            1,675
  Harris Plant deferred costs                                                       51,595           56,142
  Unamortized debt expense                                                          10,612           10,924
  Nuclear decommissioning trust funds                                              397,007          379,949
  Diversified business property, net                                               258,174          239,982
  Miscellaneous other property and investments                                     252,591          252,454
  Goodwill, net                                                                    285,271          288,970
  Other assets and deferred debits                                                 175,954          190,769
-------------------------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                                  1,661,675        1,649,873
-------------------------------------------------------------------------------------------------------------
            TOTAL ASSETS                                                       $ 9,379,745     $  9,494,019
=============================================================================================================
                       CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common stock equity                                                          $ 3,429,833     $  3,412,647
  Preferred stock - redemption not required                                         59,376           59,376
  Long-term debt, net                                                            3,028,807        3,028,561
-------------------------------------------------------------------------------------------------------------
         Total Capitalization                                                    6,518,016        6,500,584
-------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt                                                      -          197,250
  Accounts payable                                                                 253,646          269,053
  Taxes accrued                                                                     91,597                -
  Interest accrued                                                                  28,585           47,607
  Dividends declared                                                                81,133           80,939
  Notes payable                                                                    180,140          168,240
  Other current liabilities                                                        144,578          130,036
-------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                 779,679          893,125
-------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
  Accumulated deferred income taxes                                              1,608,461        1,632,778
  Accumulated deferred investment tax credits                                      201,105          203,704
  Other liabilities and deferred credits                                           272,484          263,828
-------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                            2,082,050        2,100,310
-------------------------------------------------------------------------------------------------------------
            TOTAL CAPITALIZATION AND LIABILITIES                               $ 9,379,745     $  9,494,019
=============================================================================================================

SCHEDULES OF COMMON STOCK EQUITY
(In thousands)
  Common stock (without par value, authorized 200,000,000, issued and
outstanding 159,623,510 and 159,599,650 shares, respectively)                  $ 1,749,022     $  1,746,249
  Unearned ESOP common stock                                                      (131,851)        (140,153)
  Capital stock issuance expense                                                      (816)            (794)
  Retained earnings                                                              1,813,478        1,807,345
-------------------------------------------------------------------------------------------------------------
         Total Common Stock Equity                                             $ 3,429,833     $  3,412,647
=============================================================================================================
See Supplemental Data and Notes to Consolidated Interim Financial Statements.

Carolina Power & Light Company
STATEMENTS OF CASH FLOWS                                                         Three Months Ended
                                                                                      March 31
(In thousands)                                                                2000                 1999
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                $ 86,003           $   92,212
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                          153,785              143,371
      Harris Plant deferred costs                                              4,547                  614
      Deferred income taxes                                                  (31,040)             (17,398)
      Investment tax credit                                                   (2,599)              (2,550)
      Deferred fuel cost                                                       7,459                  407
      Net (increase) decrease in receivables, inventories,
       prepaid expense and other current assets                              140,788               (8,432)
      Net increase in payables and accrued expenses                           70,011               51,062
      Other                                                                   55,078               48,820
-----------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                            484,032              308,106
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Gross property additions                                                  (231,657)            (169,066)
  Nuclear fuel additions                                                     (25,252)             (27,134)
  Contributions to nuclear decommissioning trust                             (10,275)             (10,283)
  Net cash flow of company-owned life insurance program                           13                 (121)
  Investment in non-utility activities                                       (26,603)             (64,934)
-----------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                               (293,774)            (271,538)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                                         -              400,970
  Net increase (decrease) in short-term indebtedness                          11,900             (262,250)
  Net increase (decrease) in outstanding payments                             31,553              (86,306)
  Retirement of long-term debt                                              (197,365)              (1,636)
  Dividends paid on common and preferred stock                               (79,673)             (72,955)
  Other                                                                            -                  331
-----------------------------------------------------------------------------------------------------------
        Net Cash Used in Financing Activities                               (233,585)             (21,846)
-----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (43,327)              14,722
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                          79,871               28,872
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                              $ 36,544           $   43,594
===========================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period - interest                                      $   68,061         $   53,019
                              income taxes                                  $   1,389          $    1,156
===========================================================================================================
See Supplemental Data and Notes to Consolidated Interim Financial Statements.

Carolina Power & Light Company
SUPPLEMENTAL  DATA                                                                    Three Months Ended
                                                                                           March 31
                                                                                      2000          1999
------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (IN THOUSANDS)
Electric
    Retail                                                                        $  634,667   $   602,263
    Wholesale                                                                        129,691       121,289
    Miscellaneous revenue                                                             15,550        15,007
------------------------------------------------------------------------------------------------------------
         Total Electric                                                              779,908       738,559
Natural gas                                                                           72,098             -
Diversified businesses                                                                25,134        24,343
------------------------------------------------------------------------------------------------------------

            Total Operating Revenues                                              $  877,140   $   762,902
============================================================================================================


ENERGY SALES
 ELECTRIC (MILLIONS OF kWh)
  Retail
     Residential                                                                       3,890         3,662
     Commercial                                                                        2,512         2,433
     Industrial                                                                        3,423         3,284
     Other retail                                                                        346           312
------------------------------------------------------------------------------------------------------------
          Total retail                                                                10,171         9,691
  Wholesale                                                                            3,707         3,270
------------------------------------------------------------------------------------------------------------
     TOTAL ELECTRIC                                                                   13,878        12,961
------------------------------------------------------------------------------------------------------------

============================================================================================================
NATURAL GAS DELIVERED (THOUSANDS OF dt)                                               17,344             -
============================================================================================================

ENERGY SUPPLY (MILLIONS OF kWh)
  Generated - coal                                                                     7,460         6,552
              nuclear                                                                  5,664         5,740
              hydro                                                                      176           210
              combustion turbines                                                         34            20
  Purchased                                                                            1,032           928
------------------------------------------------------------------------------------------------------------

            Total Energy Supply (Company Share)                                       14,366        13,450
============================================================================================================

DETAIL OF INCOME TAXES (IN THOUSANDS)
    Income tax expense (credit) - current                                         $   89,837   $    79,107
                                  deferred                                           (31,040)      (17,398)
                                  investment tax credit                               (2,599)       (2,550)
------------------------------------------------------------------------------------------------------------

               TOTAL INCOME TAX EXPENSE                                           $   56,198   $    59,159
============================================================================================================
See Notes to Consolidated Interim Financial Statements.

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

         B. Basis of Presentation. These consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K. The amounts are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. Due to temperature variations between seasons of the year and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain amounts for 1999 have been reclassified to conform to the 2000 presentation, with no effect on previously reported net income or common stock equity.

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

                  On July 15, 1999, the Company completed the acquisition of North Carolina Natural Gas Corporation (NCNG). The acquisition was accounted for as a purchase and, accordingly, the operating results of NCNG have been included in the Company's consolidated financial statements since the date of acquisition.

2.       FLORIDA PROGRESS CORPORATION
         ----------------------------

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

         Under the terms of the Amended Agreement, all outstanding shares of common stock, no par value, of FPC common stock would be acquired by CP&L Energy in a statutory share exchange with an approximate value of $5.0 billion, which is subject to change based on CP&L Energy's stock price and on the value of the contingent value obligations (CVO) discussed below. Each share of FPC common stock, at the election of the holder, will be exchanged for (i) $54.00 in cash and one CVO, or (ii) the number of shares of common stock, no par value, of CP&L Energy equal to the ratio determined by dividing $54.00 by the average of the closing sale price per share of CP&L Energy common stock (Final Stock Price), as reported on the New York Stock Exchange composite tape for the twenty consecutive trading days ending with the fifth trading day immediately preceding the closing date for the exchange, and one CVO, or (iii) a combination of cash and CP&L Energy common stock, and one CVO; provided, however, that shareholder elections shall be subject to allocation and proration to achieve a mix of the aggregate exchange consideration that is 65% cash and 35% common stock. The number of shares of CP&L Energy common stock that will be issued as stock consideration will vary if the Final Stock Price is within a range of $37.13 to $45.39, but not outside that range. Thus, the maximum number of shares of CP&L Energy common stock into which one share of FPC common stock could be exchanged would be 1.4543 and the minimum would be 1.1897. FPC shareholders will receive one CVO for each share of FPC stock owned. Each CVO will represent the right to receive contingent payments that may be made by CP&L Energy based on certain cash flows that may be derived from future operations of four synthetic fuel plants currently owned by FPC. In conjunction with this proposed share exchange, CP&L Energy plans to issue debt to fund the cash portion of the exchange.

         The transaction has been approved by the Boards of Directors of FPC, the Company and CP&L Energy. Consummation of the exchange is subject to the satisfaction or waiver of certain closing conditions including, among others, the approval by the shareholders of FPC and the approval of the issuance of CP&L Energy common stock in the exchange by the shareholders of the Company or CP&L Energy; the approval or regulatory review by the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC), the Nuclear Regulatory Commission (NRC), the North Carolina Utilities Commission (NCUC), and certain other federal and state regulatory bodies; the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and other customary closing conditions. In addition, FPC's obligation to consummate the exchange is conditioned upon the Final Stock Price being not less than $30.00. Both the Company and FPC have agreed to certain undertakings and limitations regarding the conduct of their respective businesses prior to the closing of the transaction. The transaction is expected to be completed in the fall of 2000.

         Either party may terminate the Amended Agreement under certain circumstances, including if the exchange has not been consummated on or before December 31, 2000; provided that if certain conditions have not been satisfied on December 31, 2000, but all other conditions have been satisfied or waived then such date shall be June 30, 2001. In the event that FPC or the Company terminate the Amended Agreement in certain limited circumstances, FPC would be required to pay the Company a termination fee of $150 million, plus the Company's reasonable out-of-pocket expenses which are not to exceed $25 million in the aggregate.

         On January 31, 2000, applications were filed with the NRC seeking approval of the change in control of FPC that will result from the share exchange. On February 3, 2000, CP&L Energy filed an application with the NCUC for authorization of the share exchange with FPC and the issuance of common stock in connection with the transaction. On February 3, 2000, CP&L Energy and FPC filed a joint application with the FERC requesting approval of the share exchange. On March 14, 2000, CP&L Energy and FPC filed an application with the SEC requesting approval of the share exchange under the Public Utility Holding Company Act. The Company cannot predict the outcome of these matters.

3.       FINANCIAL INFORMATION BY BUSINESS SEGMENT
         -----------------------------------------

         The Company provides services through the following business segments: electric, natural gas and other.

         The electric segment generates, transmits, distributes and sells electric energy in portions of North and South Carolina. Electric operations are subject to the rules and regulations of the FERC, the NCUC and the Public Service Commission of South Carolina (SCPSC).

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

         (in thousands)

                                                                   NATURAL                                     SEGMENT
                                                    ELECTRIC         GAS           OTHER       ELIMINATIONS     TOTALS
         ==================================================================================================================
         THREE MONTHS ENDED 3/31/00
         Revenues
              Unaffiliated                            $779,908        $71,968       $25,134              -       $877,010
              Intersegment                                   -            130         8,401        (8,401)            130
                                                  -------------------------------------------------------------------------
                   Total Revenues                     $779,908        $72,098       $33,535       $(8,401)       $877,140

         Depreciation and Amortization                $127,804         $4,685        $5,762              -       $138,251

         Net Interest Charges                          $50,652         $1,714          $337       $(1,899)        $50,804

         Earnings(Losses) Before Taxes                $147,160        $14,386      $(19,327)         $(18)       $142,201

         Total Segment Assets                       $8,558,136       $542,992      $388,706      $(110,089)    $9,379,745

         Capital and Investment
               Expenditures                           $224,860         $9,812       $23,588              -       $258,260
         ==================================================================================================================

                                                                   NATURAL                                     SEGMENT
                                                    ELECTRIC         GAS           OTHER       ELIMINATIONS     TOTALS
         ==================================================================================================================
         THREE MONTHS ENDED 3/31/99
         Revenues
              Unaffiliated                            $738,559              -       $24,343              -       $762,902
              Intersegment                                   -              -         6,561         (6,561)             -
                                                  -------------------------------------------------------------------------
                   Total Revenues                     $738,559              -       $30,904        $(6,561)      $762,902

         Depreciation and Amortization                $120,556              -        $4,101              -       $124,657

         Net Interest Charges                          $43,334              -          $404              -        $43,738

         Earnings(Losses) Before Taxes                $169,122              -      $(17,727)          $(24)      $151,371

         Total Segment Assets                       $8,216,225              -      $251,148        $(2,421)    $8,464,952

         Capital and Investment
               Expenditures                           $134,485              -       $99,516              -       $234,001
         ==================================================================================================================

         RECONCILIATION  OF FINANCIAL  INFORMATION BY BUSINESS  SEGMENT TO CONSOLIDATED  FINANCIAL
         STATEMENTS:

         DEPRECIATION AND AMORTIZATION
         (in thousands)

                                                       SEGMENT
                         PERIOD                        TOTALS          ADJUSTMENTS      CONSOLIDATED TOTALS
         ---------------------------------------------------------------------------------------------------

         Three months ended 3/31/00                      $138,251            $(5,762)             $132,489
         Three months ended 3/31/99                      $124,657            $(4,101)             $120,556
         ---------------------------------------------------------------------------------------------------

         NET INTEREST CHARGES
         (in thousands)

                                                      SEGMENT
                         PERIOD                       TOTALS           ADJUSTMENTS      CONSOLIDATED TOTALS
         ---------------------------------------------------------------------------------------------------
         Three months ended 3/31/00                       $50,804              $(337)              $50,467
         Three months ended 3/31/99                       $43,738              $(404)              $43,334
         ---------------------------------------------------------------------------------------------------

         Adjustments to depreciation and amortization expense consist of expenses related to the other segments that are included in diversified business operating expenses on a consolidated basis. Adjustments to interest expense consist of expenses related to the other segments that are included in other, net on a consolidated basis.

4.       FINANCING ACTIVITIES
         --------------------

         During the three months ended March 31, 2000, the Company retired $47.25 million principal amount of non-interest bearing Promissory Notes, Series 1993A, which matured on January 15, 2000 and $150 million principal amount of First Mortgage Bonds, 6-1/8% Series, which matured on February 1, 2000.

         On April 11, 2000, the Company issued $300 million principal amount of Senior Notes, 7.50% Series Due April 1, 2005.

5.       NUCLEAR DECOMMISSIONING
         -----------------------

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

         The Company's most recent site-specific estimates of decommissioning costs were developed in 1998, using 1998 cost factors, and are based on prompt dismantlement decommissioning, which reflects the cost of removal of all radioactive and other structures currently at the site, with such removal occurring shortly after operating license expiration. These estimates, in 1998 dollars, are $281.5 million for Robinson Unit No. 2, $299.6 million for Brunswick Unit No. 1, $298.7 million for Brunswick Unit No. 2 and $328.1 million for the Harris Plant. The estimates are subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The cost estimates exclude the portion attributable to North Carolina Eastern Municipal Power Agency (Power Agency), which holds an undivided ownership interest in the Brunswick and Harris nuclear generating facilities. Operating licenses for the Company's nuclear units expire in the year 2010 for Robinson Unit No. 2, 2016 for Brunswick Unit No. 1, 2014 for Brunswick Unit No. 2 and 2026 for the Harris Plant.

         The Financial Accounting Standards Board is proceeding with its project regarding accounting practices related to obligations associated with the retirement of long-lived assets, and a revised exposure draft of a proposed accounting standard was issued during the first quarter of 2000. It is uncertain what effects this draft may ultimately have on the Company's accounting for nuclear decommissioning and other retirement costs.

6.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 1999, with respect to the commitments discussed in Note 16 of the financial statements included in the Company's 1999 Annual Report on Form 10-K.

         Contingencies

         1) Applicability of SFAS-71. As a regulated entity, the Company is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS-71). Accordingly, the Company records certain assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under generally accepted accounting principles for unregulated entities. The Company's ability to continue to meet the criteria for application of SFAS-71 may be affected in the future by competitive forces, deregulation and restructuring in the electric utility industry. In the event that SFAS-71 no longer applied to a separable portion of the Company's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of electric utility plant assets as determined pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company's net regulatory assets totaled $398 million and $414 million as of March 31, 2000 and December 31, 1999, respectively.

         2)       Claims and Uncertainties.

                  a) The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

                  Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under various federal and state laws. There are several manufactured gas plant (MGP) sites to which the electric utility and gas utility have some connection. In this regard, both the electric utility and gas utility, along with others, are participating in a cooperative effort with the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). The DWM has established a uniform framework to address MGP sites. The investigation and remediation of specific MGP sites will be addressed pursuant to an Administrative Orders on Consent
                  (AOC) between the DWM and the potentially responsible party or parties. Both the electric utility and gas utility have signed an AOC to investigate and remediate certain sites. Both the electric utility and the gas utility continue to identify parties connected to individual MGP sites, and to determine their relative relationship to other parties at those sites and the degree to which they will undertake efforts with others at individual sites. The Company does not expect the costs associated with these sites to be material to the consolidated results of operations or financial position of the Company.

                  The Company is periodically notified by regulators such as the North Carolina Department of Environment and Natural Resources, the South Carolina Department of Health and Environmental Control, and the U.S. Environmental Protection Agency (EPA) of its involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company may incur costs at the sites about which it has been notified, based upon the current status of the sites, the Company does not expect those costs to be material to the consolidated results of operations or financial position of the Company.

                  The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The Company has been asked to provide information to the EPA as part of this initiative and has cooperated in providing the requested information. The EPA has initiated enforcement actions, which may have potentially significant penalties, against other companies that have been subject to this initiative. The Company cannot predict the outcome of this matter.

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

                  Subsequently, a number of utilities each filed an action for damages in the Court of Claims and before the Court of Appeals. The Company is in the process of evaluating whether it should file a similar action for damages. In NSP v. U.S., the Court of Claims decided that NSP must pursue its administrative remedies instead of filing an action in the Court of Claims. NSP has filed an interlocutory appeal to the Court of Appeals based on NSP's position that the Court of Claims has jurisdiction to decide that matter. A group of utilities (including the Company) has submitted an amicus brief in support of NSP's position.

                  The Company also continues to monitor legislation that has been introduced in Congress which might provide some limited relief. The Company cannot predict the outcome of this matter.

                  With certain modifications and additional approval by the NRC, the Company's spent fuel storage facilities will be sufficient to provide storage space for spent fuel generated on the Company's system through the expiration of the current operating licenses for all of the Company's nuclear generating units. Subsequent to the expiration of these licenses, dry storage may be necessary. The Company has initiated the process of obtaining the additional NRC approval.

                  c) In the opinion of management, liabilities, if any, arising under other pending claims would not have a material effect on the financial position and results of operations of the Company.

7.       SUBSEQUENT EVENT
         ----------------

         On May 3, 2000, the Company signed a letter of intent with Bain Capital, Inc. (Bain), a private equity fund, to form a new company. Under the agreement, the Company and Bain will each invest $50 million of new equity, in addition to an investment by the Company of the Application Service Provider assets of Interpath Communications, Inc. Upon completion of the transaction, the Company will own 35% and Bain will own 65% of the newly formed company.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000,
           AS COMPARED WITH THE CORRESPONDING PERIOD ONE YEAR EARLIER
           ----------------------------------------------------------

         Business segment earnings and the factors affecting them are discussed below.

         Electric
         --------

         The fluctuations in electric operating revenues for the three months ended March 31, 2000 as compared to last year were affected by the following factors (in millions):

                     Customer growth/changes in usage patterns*     $    29
                     Industrial Sales                                     7
                     Weather                                              5
                     Price                                               (6)
                     Sales to Power Agency                                5
                     Sales to other utilities                             1
                                                                       ----

                        Total                                       $    41
                                                                       ====

                     * Customer growth/changes in usage patterns excludes industrial customers.

         The increase in customer growth/changes in usage patterns component of revenues reflects continued growth in the number of customers served by the Company and increased sales to all customer classes. Industrial sales experienced an overall increase primarily related to the textile industry, while continuing to be negatively affected by the downturn in the chemical industry. The increase in the weather component of revenues is the result of favorable temperatures in the current period compared to the corresponding prior period. The price-related decrease is due to capacity pricing changes between the Company and the North Carolina Electric Membership Corporation that took effect January 1, 2000, and the effects of real-time pricing rate participation by industrial customers. The increase in revenue related to sales to Power Agency is due to more favorable temperatures and to the decreased availability of generating units that are jointly owned by the Company and Power Agency.

         The increase in fuel used for electric generation is primarily due to an increase in generation and deferred fuel adjustments.

         Purchased power decreased primarily due to the expiration in mid-1999 of the Company's long-term purchase power agreement with Duke Energy

         Other operation and maintenance expense increased during the three months ended March 31, 2000 due to restoration costs associated with the severe winter storm and record breaking snowfall in January, the timing of plant outages, increased general and administrative expenses and the effects of emission allowances which the Company began to expense in January 2000. These allowances were acquired to meet the Clear Air Act emission requirements.

         Natural Gas
         -----------

         On July 15, 1999, the Company completed the acquisition of North Carolina Natural Gas Corporation (NCNG), now operating as a wholly owned subsidiary. The acquisition was accounted for as a purchase and, accordingly, the operating results of NCNG have been included in the Company's financial results since the date of acquisition. Natural gas revenues totaled $72.1 million, while gas purchased for resale totaled $43.9 million and other operation and maintenance expenses totaled $7.5 million. NCNG's natural gas operations contributed $15.3 million of operating income.

         Other
         -----

         The change in operating revenues of diversified business operations was due to several factors. Revenues decreased due to the sale, in mid-1999, of SRS's lighting division. Operating revenues related to SRS's continuing business increased, and revenues in the current period include the results of NCNG's diversified operations, primarily its propane business. Operating expenses increased primarily due to the business expansion program at Interpath and the addition of NCNG's diversified operations. This increase was partially offset by a decline in SRS's expenses due to the sale of the lighting division and improved operational performance.

               MATERIAL CHANGES IN LIQUIDITY AND CAPITAL RESOURCES
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                    -----------------------------------------

         Cash Flow and Financing
         -----------------------

         ISSUANCES OF BONDS, PREFERRED STOCK AND DEBENTURES
         --------------------------------------------------

         On April 11, 2000, the Company issued $300 million principal amount of Senior Notes, 7.50% Series Due April 1, 2005. The net proceeds from the issuance were used to reduce the outstanding balance of commercial paper and other short-term indebtedness, and for general corporate purposes.

         REDEMPTIONS/RETIREMENTS OF BONDS, PREFERRED STOCK AND DEBENTURES
         ----------------------------------------------------------------

         i. The retirement on January 15, 2000 of $47.25 million principal amount of non-interest bearing Promissory Notes, Series 1993A, which matured on that date.

         ii. The retirement on February 1, 2000 of $150 million principal amount of First Mortgage Bonds, 6-1/8% Series, which matured on that date.

         CREDIT FACILITIES
         -----------------

         As of March 31, 2000, the Company's revolving credit facilities totaled $750 million, all of which are long-term agreements supporting its commercial paper borrowings and other short-term indebtedness. The Company is required to pay minimal annual commitment fees to maintain its credit facilities. Consistent with management's intent to maintain its commercial paper, pollution control revenue refunding bonds (pollution control bonds) and other short-term indebtedness on a long-term basis, and as supported by its long-term revolving credit facilities, the Company included in long-term debt commercial paper, pollution control bonds and other short-term indebtedness of $750 million at March 31, 2000 and December 31, 1999.

         CREDIT RATINGS
         --------------

         The Company's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" CreditWatch with negative implications by Standard and Poor's and "A+" Rating Watch-Down by Duff and Phelps. Moody's Investors Service, Standard and Poor's and Duff and Phelps have rated the Company's commercial paper and extendible notes "P-1", "A-1" and "D-1", respectively. Moody's Investors Service and Standard and Poor's have rated the Company's extendible commercial notes "P-1" and "A-1", respectively.

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

         Under the terms of the Amended Agreement, all outstanding shares of common stock, no par value, of FPC common stock would be acquired by CP&L Energy in a statutory share exchange with an approximate value of $5.0 billion, which is subject to change based on CP&L Energy's stock price and on the value of the contingent value obligations (CVO) discussed below. Each share of FPC common stock, at the election of the holder, will be exchanged for (i) $54.00 in cash and one CVO, or (ii) the number of shares of common stock, no par value, of CP&L Energy equal to the ratio determined by dividing $54.00 by the average of the closing sale price per share of CP&L Energy common stock (Final Stock Price), as reported on the New York Stock Exchange composite tape for the twenty consecutive trading days ending with the fifth trading day immediately preceding the closing date for the exchange, and one CVO, or (iii) a combination of cash and CP&L Energy common stock, and one CVO; provided, however, that shareholder elections shall be subject to allocation and proration to achieve a mix of the aggregate exchange consideration that is 65% cash and 35% common stock. The number of shares of CP&L Energy common stock that will be issued as stock consideration will vary if the Final Stock Price is within a range of $37.13 to $45.39, but not outside that range. Thus, the maximum number of shares of CP&L Energy common stock into which one share of FPC common stock could be exchanged would be 1.4543 and the minimum would be 1.1897.

         FPC shareholders will receive one CVO for each share of FPC stock owned. Each CVO will represent the right to receive contingent payments that may be made by CP&L Energy based on certain cash flows that may be derived from future operations of four synthetic fuel plants currently owned by FPC. In conjunction with this proposed share exchange, CP&L Energy plans to issue debt to fund the cash portion of the exchange.

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

         Either party may terminate the Amended Agreement under certain circumstances, including if the exchange has not been consummated on or before December 31, 2000; provided that if certain conditions have not been satisfied on December 31, 2000, but all other conditions have been satisfied or waived then such date shall be June 30, 2001. In the event that FPC or the Company terminate the Amended Agreement in certain limited circumstances, FPC would be required to pay the Company a termination fee of $150 million, plus the Company's reasonable out-of-pocket expenses which are not to exceed $25 million in the aggregate.

         On January 31, 2000, applications were filed with the NRC seeking approval of the change in control of FPC that will result from the share exchange. On February 3, 2000, CP&L Energy filed an application with the NCUC for authorization of the share exchange with FPC and the issuance of common stock in connection with the transaction. On February 3, 2000, CP&L Energy and FPC filed a joint application with the FERC requesting approval of the share exchange. On March 14, 2000, CP&L Energy and FPC filed an application with the SEC requesting approval of the share exchange under the Public Utility Holding Company Act. The Company cannot predict the outcome of these matters.

         Competition
         -----------

         WHOLESALE COMPETITION
         ---------------------

         To assist in the development of wholesale competition, the FERC, in 1996, issued standards for wholesale wheeling of electric power through its rules on open access transmission and stranded costs and on information systems and standards of conduct (Orders 888 and 889). The rules require all transmitting utilities to have on file an open access transmission tariff, which contains provisions for the recovery of stranded costs and numerous other provisions that could affect the sale of electric energy at the wholesale level. The Company filed its open access transmission tariff with the FERC in mid-1996. Shortly thereafter, Power Agency and other entities filed protests challenging numerous aspects of the Company's tariff and requesting that an evidentiary proceeding be held. The FERC set the matter for hearing and set a discovery and procedural schedule. In July 1997, the Company filed an offer of settlement in this matter. The administrative law judge certified the offer to the full FERC in September 1997. The offer is pending before the FERC. In February 2000, the FERC issued a basket order for several utilities including the Company to file a compliance filing stating whether there were any remaining undisputed issues surrounding the Company's open access transmission tariff. On May 1, 2000, the Company made the compliance filing setting forth the remaining undisputed issues and a plan for settling those issues. The Company will make an additional compliance filing on June 8, 2000 to report the status of negotiations with the remaining intervenors. The Company cannot predict the outcome of this matter.

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

         NORTH CAROLINA ACTIVITIES
         -------------------------

         On April 3, 2000, the 29-member commission established in 1997 by the North Carolina General Assembly to evaluate the future of electric service in North Carolina, unanimously approved recommendations to the General Assembly regarding electricity deregulation in North Carolina. Included among these recommendations are the following: (1) full competition should begin no later than January 1, 2006; (2) up to 50 percent of each power supplier's customer load, equally proportioned among customer classes, should be allowed to choose an alternative electric supplier as of January 1, 2005; (3) the initial phase of stranded cost recovery, accomplished through a rate freeze at current rates, should last until December 31, 2004; (4) the North Carolina Utilities Commission (NCUC) should establish rates for the year 2005 and establish any remaining stranded cost recovery charges; and (5) for any investor-owned utilities with stranded cost recovery after December 31, 2004, the NCUC should conduct a one-time true-up of remaining stranded costs by July 1, 2007, at which time the NCUC may prospectively adjust the continuing level of stranded cost recovery, as appropriate. The study commission did not make any recommendation concerning the assets or indebtedness of the municipal power agencies in North Carolina. The study commission is expected to meet to approve its report to the General Assembly, including these recommendations, in May, and to submit its report during the General Assembly's 2000 session. The study commission will recommend specific legislation to the 2001 General Assembly, and where necessary, the 2003 General Assembly, to address the above recommendations as well as other issues, including consumer protection, the environment and alternative energy, and taxation. The Company cannot predict the outcome of this matter.

         FEDERAL ACTIVITIES
         ------------------

         A draft bill regarding electric industry restructuring passed the House Commerce Subcommittee on October 27, 1999, and is now pending before the full Commerce Committee. The Senate Energy & Natural Resources Committee held a series of hearings in April on electric restructuring issues. The chairman of the committee has announced his intention to begin markup of a bill in May, in an effort to craft a bill from the various bills introduced to date. The chairman has indicated his intention to report a bill by the July 4 recess. The Company cannot predict the outcome of this matter.

         COMPANY ACTIVITIES
         -------------------

         In December 1998, the Company entered into an agreement to purchase all of the output of a combustion turbine project to be built, owned and operated by Broad River Energy, LLC (BRE), in Cherokee County, South Carolina. In conjunction with this agreement, the Company agreed to provide bridge financing to BRE under a Financing Term Sheet. In March 2000, the Financing Term Sheet agreement was settled upon the Company's receipt of final payment from BRE.

         In October 1999, the Company and the Albemarle-Pamlico Economic Development Corporation (APEC) announced their intention to build an 850-mile, $197.5 million, natural gas transmission and distribution system to 14 currently unserved counties in eastern North Carolina. The Company will operate both the transmission and distribution systems, and APEC will help ensure that the new facilities are built in the most advantageous locations to promote development of the economic base in the region. In conjunction with this proposal, the Company and APEC filed a joint request with the NCUC for $186 million of a $200 million state bond package established for natural gas infrastructure. If granted, these funds will be used to pay for the portion of the project that likely could not be recovered from future gas customers through rates. On April 10, 2000, the Company and APEC executed an operating agreement creating Eastern North Carolina Natural Gas, LLC, a limited liability company, which will be the local distribution natural gas company serving the 14 counties in question. CP&L and APEC will be the joint owners. The operations of Eastern North Carolina Natural Gas, LLC will be subject to the rules and regulations of the NCUC. On April 12, 2000, the NCUC held hearings on the joint funding request filed by the Company and APEC. An order is expected in mid-2000. The Company cannot predict the outcome of this matter.

         On April 7, 2000, the Company announced the execution of an agreement to purchase 75 million cubic feet per day of firm gas transportation to be provided through the Williams Energy's Sundance expansion project on its Transcontinental Interstate Pipeline. This service will be used, beginning in mid-2002, to supply the 30-inch Sandhills natural gas pipeline, which the Company announced in December 1999 it would build in North Carolina from Iredell County to Richmond County. The agreement is contingent upon FERC approval and both parties can terminate if Transco fails to commence service by April 3, 2003. The Company cannot predict the outcome of this matter.

         In April 2000, the Company signed a 5-1/2 year agreement with Duke Power Co., whereby the Company will provide peaking generation capacity. The Company will provide 300 MW of capacity for the first 11 months of the contract, beginning July 1, 2000, and will provide 150 MW for the remainder of the contract.

         Transition to Holding Company Structure
         ---------------------------------------

         The Company is in the process of converting to a holding company structure in which the Company would become a subsidiary of a newly formed holding company. This conversion will offer certain advantages as the Company continues to confront the rapidly changing environment facing electric utilities. The holding company structure would allow greater organizational flexibility, including a clearer separation of regulated businesses from each other and from unregulated businesses such as energy services, telecommunications and electric generation projects for wholesale markets. The ability to conduct financing activities at the holding company level without the need for state regulatory approvals will enable the Company to satisfy financing needs more quickly and efficiently.

         The Company's shareholders approved the contemplated holding company structure on October 20, 1999. The transaction also requires the approval of various regulatory authorities. Upon conversion to a holding company structure, each share of the Company's common stock will automatically be exchanged for one share of common stock of the new holding company.

         On September 15, 1999, the Company filed an application with the NRC for consent to indirectly transfer control of its nuclear plant operating licenses to the newly formed holding company. This application was approved on December 31, 1999.

         On October 15, 1999, the Company filed an application with the NCUC to approve the transfer of ownership of the Company, Interpath and NCNG to the newly formed holding company. Action is expected by the end of the second quarter of 2000.

         On October 18, 1999, the Company filed an application with the SEC for approval which allows the holding company to acquire voting securities resulting in control over the Company and NCNG. Action is expected by the end of the second quarter of 2000.

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

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         -------------------------------------------------------------------

         The Company has certain market risks inherent in the Company's financial instruments, which arise from transactions entered into in the normal course of business. The Company's primary exposures are changes in interest rates with respect to long-term debt and commercial paper, and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. The Company's exposure to return on marketable securities for the decommission trust funds has not changed materially since December 31, 1999. The exposure to changes in interest rates from the Company's long-term debt and commercial paper at March 31, 2000 was not materially different than at December 31, 1999. The total fixed rate debt at March 31, 2000 was $1.726 billion, with an average interest rate of 7.12%. The total commercial paper and extendible notes outstanding at March 31, 2000 was $375 million, with an average interest rate of 6.07%, and $500 million, with an average interest rate of 6.26%, respectively.

                           PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings
         --------------------------

         Legal aspects of certain matters are set forth in Part I, Item 1 Notes to the Consolidated Interim Financial Statements, Note 6: Commitments and Contingencies.

         Item 2.  Changes in Securities and Use of Proceeds
         --------------------------------------------------

         RESTRICTED STOCK AWARDS:

         (a) Securities Delivered. On January 28, 2000, March 21, 2000 and May 8, 2000, 5,100, 40,000 and 32,700 restricted shares, respectively of the Company's Common Shares were delivered to certain key employees pursuant to the terms of the Company's 1997 Equity Incentive Plan
         (Plan), which was approved by the Company's shareholders on May 7, 1997. Section 9 of the Plan provides for the granting of Restricted Stock by the Personnel, Executive Development and Compensation Committee (currently the Committee on Organization and Compensation), (the Committee) to key employees of the Company. The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the accounts of the recipients and do not represent newly issued shares of the Company.

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

         (c) Consideration. The Common Shares were delivered to provide an incentive to the employee recipients to exert their utmost efforts on the Company's behalf and thus enhance the Company's performance while aligning the employee's interest with those of the Company's shareholders.

         (d) Exemption from Registration Claimed. The Common Shares described in this Item were delivered on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933. Receipt of the Common Shares required no investment decision on the part of the recipients. All award decisions were made by the Committee, which consists entirely of non-employee directors.

         STRATEGIC RESOURCE SOLUTIONS CORP.:

         (a) Securities Delivered. On April 17, 2000, the Company issued 12,545 shares of its Common Stock (Common Shares) in connection with the June 5, 1997 merger of Knowledge Builders, Inc. (KBI) into a wholly-owned subsidiary of the Company (CaroCapital, Inc., a North Carolina Enterprise Corporation since renamed Strategic Resource Solutions Corp.) Of these, 11,603 shares were issued as post-closing merger consideration to the former holders of KBI common stock for KBI shares that were canceled in the merger. The remaining 942 shares were issued as incentive compensation payments based upon the 1999 performance of SRS and its subsidiaries arising under incentive compensation agreements entered into pursuant to the merger with KBI.

         (b) Underwriters and Other Purchasers. No underwriters were used in connection with this issuance of Common Shares. The Common Shares were issued (A) as merger consideration to former holders of KBI common stock whose KBI shares were canceled in the merger and (B) as incentive compensation payments to certain SRS employees based upon the 1999 performance of SRS.

         (c) Consideration. The consideration for 11,603 of the Common Shares issued was the cancellation of former shares of KBI in the merger. The other 942 Common Shares were issued as compensation pursuant to certain incentive compensation award agreements.

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

         ACQUISITION OF CAROLINA ENVIRONMENTAL SYSTEMS, INC. AND PALMETTO CONTROLS GROUP, INC.

(a) Securities Sold. On May 3, 2000, 69,617 shares of the Company's Common Stock (Common Shares) that had recently been purchased in the open market by the Company's wholly-owned subsidiary, Strategic Resource Solutions Corp., a North Carolina Enterprise Corporation (SRS) were delivered by SRS as part of the consideration for the purchase, on April 14, 2000, of substantially all of the assets of Carolina Environmental Systems, Inc. (CES) and Palmetto Controls Group, Inc (Palmetto). In addition, within six months of the of the closing, SRS is obligated to deliver to CES and Palmetto additional Common Shares having a market value of $150,000, if certain financial performance objectives for the transition period are met. Finally, SRS is obligated to deliver to CES and Palmetto additional Common Shares having a market value of $200,000 within a year after the closing, subject to claims or reductions in the purchase price described in the provisions of the asset purchase agreement that establish a contingency reserve of $200,000 with which to pay such claims and reductions. These Common Shares delivered, or to be delivered, by SRS pursuant to the asset purchase agreement were or will be acquired in market transactions, and do not represent newly-issued shares of the Company.

(b) Underwriters and Other Purchasers. No underwriters were used in connection with the transactions identified above. CES and Palmetto were the only recipients of the Common Shares.

(c) Consideration. The consideration for the Common Shares was the delivery of certain assets of CES and Palmetto pursuant to the asset purchase agreement.

(d) Exemption from Registration Claimed. The Common Shares described in this Item were delivered on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933. The Common Shares were received by two corporations and are subject to restrictions on resale typical for private placements. Appropriate disclosure was made to the recipients of the Common Shares.

         Item 5.  Other Information
         --------------------------

         SYNTHETIC FUEL PLANT

         On April 25, 2000, the Company purchased a 90 percent ownership interest in a synthetic fuel plant located at the Powell Mountain mine site in Virginia. The synthetic fuel plant was previously wholly owned by a subsidiary of Florida Progress Corporation. The Company is currently in negotiations to purchase a 90 percent ownership interest in a second plant.

         INTERPATH AGREEMENTS

         On May 3, 2000, the Company signed a letter of intent with Bain Capital, Inc. (Bain), a private equity fund, to form a new company. Under the agreement, the Company and Bain will each invest $50 million of new equity, in addition to an investment by the Company of the Application Service Provider assets of Interpath Communications, Inc. Upon completion of the transaction, the Company will own 35% and Bain will own 65% of the newly formed company.

         On May 3, 2000, the Company also entered into a capacity sharing and marketing agreement with Progress Telecom, a wholly owned fiber optic based subsidiary of Florida Progress Corporation, utilizing the fiber optic network assets of Interpath. Upon completion of the previously announced merger agreement between the Company and Florida Progress Corporation, the two fiber optic subsidiaries will be combined and will operate as Progress Telecom.

         Item 6.  Exhibits and Reports on Form 8-K
         -----------------------------------------

         (a) See EXHIBIT INDEX

         (b) Reports on Form 8-K filed during or with respect to the quarter:

                  The Company filed a Current Report on Form 8-K on April 20, 2000, detailing the April 11, 2000 issuance of $300 million principal amount of Senior Notes, 7.50% Series Due April 1, 2005 under Item 5 of the Report. Exhibits related to the issuance were listed under Item 7 of the Report.

                                   SIGNATURES
                                   ----------


         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CAROLINA POWER & LIGHT COMPANY
                                        ------------------------------------
                                                       (Registrant)


                                        By      /s/     Peter M. Scott III
                                           -------------------------------------

                                                      Peter M. Scott III
                                                  Executive Vice President and
                                                     Chief Financial Officer


                                        By      /s/     Robert H. Bazemore, Jr.
                                           -------------------------------------

                                                    Robert H. Bazemore, Jr.
                                                  Vice President and Controller
                                                    (Chief Accounting Officer)






Date:     May 12, 2000

                                  EXHIBIT INDEX

         EXHIBIT NUMBER           DESCRIPTION

              27             Financial Data Schedule