Form 10-Q
period 2001-03-31
CAROLINA POWER & LIGHT CO; PROGRESS ENERGY INC
filed 2001-05-15
CIK 17797, 1094093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 ---------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________ to__________ .


 Commission           Exact name of registrants as specified in their charters, state of           I.R.S. Employer
 File Number      incorporation, address of principal executive offices, and telephone number   Identification Number

   1-15929                                   Progress Energy, Inc.                                   56-2155481
                                          410 South Wilmington Street
                                      Raleigh, North Carolina 27601-1748
                                           Telephone: (919) 546-6111
                                    State of Incorporation: North Carolina



   1-3382                               Carolina Power & Light Company                               56-0165465
                                          410 South Wilmington Street
                                      Raleigh, North Carolina 27601-1748
                                           Telephone: (919) 546-6111
                                    State of Incorporation: North Carolina


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


This combined Form 10-Q is filed separately by two registrants: Progress Energy, Inc. (Progress Energy) and Carolina Power & Light Company (CP&L). Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2001, each registrant had the following shares of common stock outstanding


       Registrant                                    Description                                   Shares
       ----------                                    -----------                                   ------
 Progress Energy, Inc.                    Common Stock (Without Par Value)                       206,082,949
 Carolina Power & Light Company           Common Stock (Without Par Value)              159,608,055 (all of which were
                                                                                        held by Progress Energy, Inc.)

            PROGRESS ENERGY, INC. AND CAROLINA POWER & LIGHT COMPANY
                FORM 10-Q - For the Quarter Ended March 31, 2001



   Glossary of Terms

   Safe Harbor For Forward-Looking Statements

   PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Interim Financial Statements:

                  Progress Energy, Inc.
                  -----------------------------
                  Consolidated Statements of Income
                  Consolidated Balance Sheets
                  Consolidated Statements of Cash Flows
                  Supplemental Data Schedule
                  Notes to Consolidated Interim Financial Statements

                  Carolina Power & Light Company
                  --------------------------------
                  Consolidated Statements of Income
                  Consolidated Balance Sheets
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Interim Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities and Use of Proceeds

   Item 6.  Exhibits and Reports on Form 8-K

   Signatures

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:


     TERM                           DEFINITION
APEC                           Albemarle-Pamlico Economic Development Corporation
Code                           Internal Revenue Service Code
CP&L                           Carolina Power & Light Company
CP&L Energy                    CP&L Energy, Inc., now known as Progress Energy, Inc.
CR3                            Florida Power's nuclear generating plant, Crystal River Unit No. 3
CVO                            Contingent value obligation
DEP                            Florida Department of Environment and Protection
DOE                            Department of Energy
Dt                             Dekatherm
DWM                            North Carolina Department of Environment and Natural Resources, Division
                               of Waste Management
Electric Fuels                 Electric Fuels Corporation
EasternNC                      Eastern North Carolina Natural Gas Company
Energy Ventures                Progress Energy Ventures, Inc. (formerly known as CPL Energy Ventures,
                               Inc.)
EPA                            United States Environmental Protection Agency
FASB                           Financial Accounting Standards Board
FERC                           Federal Energy Regulatory Commission
Florida Power                  Florida Power Corporation
FPC                            Florida Progress Corporation
FPSC                           Florida Public Service Commission
Generally accepted             Accounting principles generally accepted in the United States of America accounting principles
IRS                            Internal Revenue Service
kWh                            kilowatt-hour
MGP                            Manufactured Gas Plant
Monroe Power                   Monroe Power Company
MW                             Megawatt
NCNG                           North Carolina Natural Gas Corporation
NCUC                           North Carolina Utilities Commission
NOx SIP Call                   EPA rule which requires 22 states including North and South Carolina to further reduce nitrogen oxide emissions.
NRC                            United States Nuclear Regulatory Commission
NSP                            Northern States Power
PLRs                           Private Letter Rulings
Progress Energy                Progress Energy, Inc.
Progress Telecom               Progress Telecommunications Corporation
PUHCA                          Public Utility Holding Company Act of 1935, as amended
RTO                            Regional Transmission Organization
SCPSC                          Public Service Commission of South Carolina
SEC                            United States Securities and Exchange Commission
SFAS No. 133                   Statement of Financial Accounting Standards No. 133, Accounting for
                               Derivative and Hedging Activities
SFAS No. 138                   Statement of Financial Accounting Standards No. 138, Accounting for Certain
                               Derivative Instruments and Certain Hedging Activities - an Amendment of
                               FASB Statement No. 133
SRS                            Strategic Resource Solutions Corp.
the Company                    Progress Energy, Inc. and subsidiaries

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

     In addition, forward-looking statements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the sub-heading "Other Matters" concerning synthetic fuel tax credits and regulatory developments.

     Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

     Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the North Carolina Utilities Commission, the Public Service Commission of South Carolina and the Florida Public Service Commission), particularly legislative and regulatory initiatives that may impact the speed and degree of the restructuring of the electricity industry and the results of negotiations related to the expiration of Florida Power's rate stipulation; the outcome of legal and administrative proceedings before our principal regulators; risks associated with operating nuclear power facilities, availability of nuclear waste storage facilities, and nuclear decommissioning costs; changes in the economy of areas served by CP&L, Florida Power or NCNG; the extent to which we are able to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from the restructuring of the electricity industry; weather conditions and catastrophic weather-related damage; general industry trends, increased competition from energy and gas suppliers, and market demand for energy; inflation and capital market conditions; the extent to which we are able to realize the potential benefits of our recent acquisition of Florida Progress Corporation and successfully integrate it with the remainder of our business; the extent to which we are able to realize the potential benefits of the conversion of Carolina Power & Light Company to a non-regulated holding company structure and the success of our direct and indirect subsidiaries; the extent to which we are able to use tax credits associated with the operations of the synthetic fuel facilities; the extent to which we are able to reduce our capital expenditures through the utilization of the natural gas expansion fund established by the North Carolina Utilities Commission; and unanticipated changes in operating expenses and capital expenditures.

     All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on the Company.

                          PART I. FINANCIAL INFORMATION


Item 1.          Financial Statements
-------          --------------------

                              Progress Energy, Inc.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001

STATEMENTS OF INCOME

                                                                                       Three Months Ended
                                                                                           March 31,
(In thousands except per share amounts)                                             2001             2000
--------------------------------------------------------------------------------------------------------------
Operating Revenues
  Electric                                                                   $   1,632,048     $     779,908
  Natural gas                                                                      138,573            72,098
  Diversified businesses                                                           137,469            25,134
--------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                                                  1,908,090           877,140
--------------------------------------------------------------------------------------------------------------
Operating Expenses
  Fuel used in electric generation                                                 369,856           160,387
  Purchased power                                                                  217,548            70,259
  Gas purchased for resale                                                         109,593            43,898
  Other operation and maintenance                                                  295,097           198,227
  Depreciation and amortization                                                    313,164           132,489
  Taxes other than on income                                                        99,646            37,334
  Harris Plant deferred costs, net                                                   3,625             5,281
  Diversified businesses                                                           189,706            44,155
--------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                                                   1,598,235           692,030
--------------------------------------------------------------------------------------------------------------
Operating Income                                                                   309,855           185,110
--------------------------------------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                                                                    9,943             3,263
  Other, net                                                                         2,923             3,553
--------------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                                                  12,866            6,816
--------------------------------------------------------------------------------------------------------------
Interest Charges
  Long-term debt                                                                   126,443           50,072
  Other interest charges                                                            36,701            5,001
  Allowance for borrowed funds used during construction                             (3,479)          (4,606)
--------------------------------------------------------------------------------------------------------------
      Net Interest Charges                                                         159,665           50,467
--------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                                         163,056          141,459
Income Taxes                                                                         9,053           56,198
--------------------------------------------------------------------------------------------------------------
Net Income                                                                   $     154,003     $     85,261
==============================================================================================================

Average Common Shares Outstanding                                                  199,799          153,054
Basic and Diluted Earnings per Common Share                                  $        0.77      $      0.56
Dividends Declared per Common Share                                          $       0.530      $     0.515

==============================================================================================================
See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.


Progress Energy, Inc
BALANCE SHEETS
(In thousands)                                                                  March 31,              December 31,
Assets                                                                            2001                     2000
---------------------------------------------------------------------------------------------------------------------
Utility Plant
 Electric utility plant in service                                            $ 18,205,786            $   18,124,036
 Gas utility plant in service                                                      382,936                   378,464
 Accumulated depreciation                                                       (9,551,807)               (9,350,235)
---------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                            9,036,915                 9,152,265
  Held for future use                                                               16,302                    16,302
  Construction work in progress                                                  1,186,617                 1,043,439
  Nuclear fuel, net of amortization                                                257,574                   224,692
---------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                10,497,408                10,436,698
---------------------------------------------------------------------------------------------------------------------
Current Assets
 Cash and cash equivalents                                                          53,573                   101,296
 Accounts receivable                                                               931,840                   925,911
 Inventory                                                                         519,914                   420,985
 Deferred fuel cost                                                                190,013                   217,806
 Prepayments                                                                        16,594                    50,040
 Assets held for sale, net                                                         782,763                   747,745
 Other current assets                                                              183,598                   192,347
---------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                     2,678,295                 2,656,130
---------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
 Income taxes recoverable through future rates                                     213,639                   208,997
 Deferred purchased power contract termination costs                               158,518                   226,656
 Harris Plant deferred costs                                                        41,850                    44,813
 Unamortized debt expense                                                           38,971                    38,771
 Nuclear decommissioning trust funds                                               813,072                   811,998
 Diversified business property, net                                                747,173                   729,662
 Miscellaneous other property and investments                                      602,163                   510,935
 Goodwill, net                                                                   3,605,862                 3,652,429
 Other assets and deferred debits                                                  655,101                   773,923
---------------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                   6,876,349                 6,998,184
---------------------------------------------------------------------------------------------------------------------
           Total Assets                                                       $ 20,052,052             $  20,091,012
=====================================================================================================================

Capitalization and Liabilities
---------------------------------------------------------------------------------------------------------------------
Capitalization
---------------------------------------------------------------------------------------------------------------------
 Common stock equity                                                          $  5,446,342             $   5,424,201
 Preferred stock of subsidiaries-not subject to mandatory redemption                92,831                    92,831
 Long-term debt, net                                                             9,201,322                 5,890,099
---------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                    14,740,495                11,407,131
---------------------------------------------------------------------------------------------------------------------
Current Liabilities
 Current portion of long-term debt                                                 202,000                   184,037
 Accounts payable                                                                  696,901                   828,568
 Taxes accrued                                                                      23,535                       932
 Interest accrued                                                                  120,276                   121,433
 Dividends declared                                                                107,825                   107,645
 Short-term obligations                                                            868,315                 3,972,674
 Other current liabilities                                                         453,191                   447,370
---------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                2,472,043                 5,662,659
---------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
 Accumulated deferred income taxes                                               1,698,037                 1,807,192
 Accumulated deferred investment tax credits                                       242,301                   261,255
 Other liabilities and deferred credits                                            899,176                   952,775
---------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                             2,839,514                 3,021,222
---------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 9)
---------------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                                 $ 20,052,052             $  20,091,012
=====================================================================================================================
SCHEDULES OF COMMON STOCK EQUITY
(In thousands except share data)
  Common stock (without par value, authorized 500,000,000, issued and         $  3,610,146             $   3,608,902
       outstanding 206,082,949 and 206,089,047 shares, respectively)
  Unearned ESOP common stock                                                      (119,759)                 (127,211)
  Accumulated other comprehensive loss                                             (34,991)                        -
  Retained earnings                                                              1,990,946                 1,942,510
---------------------------------------------------------------------------------------------------------------------
         Total Common Stock Equity                                            $  5,446,342             $   5,424,201
=====================================================================================================================
See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.

Progress Energy, Inc.
STATEMENTS OF CASH FLOWS
                                                                              Three Months Ended
                                                                                   March 31,
(In thousands)                                                             2001                   2000
-----------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                             $   154,003         $     85,261
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                            333,847              153,785
    Harris Plant deferred costs                                                2,963                4,547
    Deferred income taxes                                                    (19,182)             (31,040)
    Investment tax credit                                                     (6,973)              (2,599)
    Deferred fuel cost                                                        27,793                7,459
    Net decrease in accounts receivable                                       27,815               30,546
    Net (increase) decrease in inventories                                  (115,188)               2,893
    Net decrease in prepaids and other current assets                         32,273              107,349
    Net decrease in accounts payable                                         (59,630)             (22,058)
    Net increase (decrease) in other current liabilities                     (16,060)              92,069
    Other                                                                      3,344               54,336
-----------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                              365,005              482,548
-----------------------------------------------------------------------------------------------------------
Investing Activities
  Gross property additions                                                  (270,922)            (231,657)
  Nuclear fuel additions                                                     (61,161)             (25,252)
  Contributions to nuclear decommissioning trust                             (15,220)             (10,275)
  Net cash flow of company-owned life insurance program                          417                   13
  Investments in non-utility activities                                      (55,191)             (26,603)
-----------------------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                                 (402,077)            (293,774)
-----------------------------------------------------------------------------------------------------------
Financing Activities
  Proceeds from issuance of long-term debt                                 3,176,010                    -
  Net increase (decrease) in short-term indebtedness                      (2,913,841)              11,900
  Net increase (decrease) in outstanding payments                            (89,015)              31,553
  Retirement of long-term debt                                               (31,110)            (197,365)
  Dividends paid on common stock                                            (106,163)             (78,189)
  Other                                                                      (46,532)                   -
-----------------------------------------------------------------------------------------------------------
      Net Cash Used in Financing Activities                                  (10,651)            (232,101)
-----------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                    (47,723)             (43,327)
Cash and Cash Equivalents at Beginning of the Period                         101,296               79,871
-----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                           $    53,573         $     36,544
===========================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                                   $   159,269         $     66,733
                              income taxes                               $     8,307         $      1,389
===========================================================================================================
See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.

Progress Energy, Inc.
SUPPLEMENTAL  DATA SCHEDULE                                                             Three Months Ended
                                                                                             March 31,
                                                                                       2001          2000(a)
------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)
Electric
    Retail                                                                       $ 1,323,017      $   634,770
    Wholesale                                                                        264,433          130,396
    Unbilled                                                                         (61,878)            (808)
    Miscellaneous revenue                                                            106,476           15,550
------------------------------------------------------------------------------------------------------------------
            Total Electric                                                         1,632,048          779,908
Natural gas                                                                          138,573           72,098
Diversified businesses                                                               137,469           25,134
------------------------------------------------------------------------------------------------------------------
            Total Operating Revenues                                             $ 1,908,090      $   877,140
==================================================================================================================

Energy Sales
 Electric (millions of kWh)
  Retail
     Residential                                                                       8,722            3,928
     Commercial                                                                        5,274            2,556
     Industrial                                                                        4,194            3,400
     Other retail                                                                        962              341
------------------------------------------------------------------------------------------------------------------
            Total retail                                                              19,152           10,225
  Unbilled                                                                            (1,168)             (65)
  Wholesale                                                                            4,779            3,708
------------------------------------------------------------------------------------------------------------------
            Total Electric                                                            22,763           13,868
------------------------------------------------------------------------------------------------------------------

==================================================================================================================
Natural Gas Delivered (thousands of dt)                                               14,845           17,344
==================================================================================================================
Energy Supply (millions of kWh)
  Generated - steam                                                                   11,913            7,460
              nuclear                                                                  7,138            5,664
              hydro                                                                       53              176
              combustion turbines                                                      1,137               34
  Purchased                                                                            3,674            1,032
------------------------------------------------------------------------------------------------------------------
            Total Energy Supply (Company Share)                                       23,915           14,366
==================================================================================================================

Detail of Income Taxes (in thousands)
    Income tax expense (credit) - current                                         $   35,208      $    89,837
                                  deferred                                           (19,182)         (31,040)
                                  investment tax credit                               (6,973)          (2,599)
------------------------------------------------------------------------------------------------------------------
            Total Income Tax Expense                                              $    9,053      $    56,198
==================================================================================================================
(a) Supplemental data does not include information related to Florida Progress for the three months ended March 31, 2000.

Progress Energy, Inc.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.       ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

         A. Organization. Progress Energy, Inc. (the Company) is a registered holding company under the Public Utility Holding Company Act (PUHCA) of 1935. Both the Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company was formed as a result of the reorganization of Carolina Power & Light Company (CP&L) into a holding company structure on June 19, 2000. All shares of common stock of CP&L were exchanged for an equal number of shares of the Company. On December 4, 2000, the Company changed its name from CP&L Energy, Inc. to Progress Energy, Inc. Through its wholly-owned regulated subsidiaries, CP&L, Florida Power Corporation (Florida Power) and North Carolina Natural Gas Corporation (NCNG), the Company is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida and the transport, distribution and sale of natural gas in portions of North Carolina. The Company also engages in non-regulated business areas such as telecommunications, coal and synthetic fuel operations, energy management and related services and merchant energy generation.

         B. Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2000 and notes thereto included in Progress Energy's Form 10-K for the year ended December 31, 2000.

               The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain amounts for 2000 have been reclassified to conform to the 2001 presentation.

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

2.       FLORIDA PROGRESS CORPORATION
         ----------------------------

         On November 30, 2000, the Company completed its acquisition of Florida Progress Corporation (FPC) for an aggregate purchase price of approximately $5.4 billion. The Company paid cash consideration of approximately $3.5 billion and issued 46.5 million common shares valued at approximately $1.9 billion. In addition, the Company issued 98.6 million contingent value obligations (CVO) valued at approximately $49.3 million. The purchase price includes $18.6 million in direct transaction costs.

         The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations for FPC have been included in the Company's consolidated financial statements since the date of acquisition. There were no significant purchase price adjustments for the three months ended March 31, 2001. The excess of the purchase price over the estimated fair value of the net identifiable assets and liabilities acquired has been recorded as goodwill. The goodwill, of approximately $3.4 billion, is being amortized on a straight-line basis over a period of primarily 40 years.

         The fair values of FPC's rate-regulated net assets acquired were considered to be equivalent to book value since book value represents the amount that will be recoverable through regulated rates. The allocation of the purchase price included estimated amounts expected to be realized from the sale of FPC's Rail Services and Inland Marine Transportation business segments which are classified as net assets held for sale (See Note 3). The SEC order approving the merger requires the Company to divest of certain other immaterial non-regulated investments of FPC.

         The Company began the implementation of a plan to combine operations of the companies resulting in a non-executive involuntary termination cost accrual of approximately $52.2 million. Approximately $41.8 million is attributable to Florida Power employees and has been reflected as part of the purchase price allocation, while approximately $10.4 million attributable to acquiring company employees was charged to operating results in 2000. The Company expects to complete the implementation phase of the plan by the end of June 2001 and finalize the plan by the end of 2001. The majority of the related severance payments are expected to occur in 2001 with the remaining payments occurring through 2003. The Company expects additional termination effects related to pension and postretirement benefit plan curtailments in 2001.

         The first quarter activity for the termination costs is detailed in the table below:

                                                             Non-Executive
              (In millions)                                Termination Costs
                                                           -----------------
              Balance at December 31, 2000                     $ 52.1
              Payments                                          (13.5)
              Adjustments                                           -
                                                      --------------------------
              Balance at March 31, 2001                        $ 38.6
                                                      ==========================

         The final purchase price allocation and estimated life of goodwill are subject to adjustment for changes in the Company's preliminary assumptions and analyses, pending additional information concerning asset and liability valuations and the evaluation of certain pre-acquisition contingent liabilities, including but not limited to:

         o final actuarial valuations of pension and other postretirement benefit plan obligations
         o  proceeds realized from the disposition of assets held for sale
         o valuations of non-regulated businesses and individual assets and liabilities

         The following unaudited pro forma combined results of operations for the three months ended March 31, 2000, has been prepared assuming the acquisition of FPC had occurred on January 1, 2000. The pro forma results are provided for information purposes only. The results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the indicated date, nor are they necessarily indicative of future results of operations of the combined companies.

         (in thousands, except per share data)
                                                              Three Months Ended
                                                                 March 31, 2000
                                                              ------------------
         Revenues                                                  $  1,555,465
         Net income                                                $    106,484
         Basic and diluted earnings per share                      $       0.53
         Average shares                                                 199,546

3.       NET ASSETS HELD FOR SALE
         -------------------------

         FPC's Rail Services and Inland Marine Transportation business segments are included in the Company's net assets held for sale. Rail Services' operations include railcar repair, rail parts reconditioning and sales, scrap metal recycling and other rail related services. Inland Marine Transportation provides transportation of coal, agriculture and other dry-bulk commodities as well as fleet management services. The Company intends to sell these business lines during 2001 in order to focus on growing core businesses.

         The Company's results of operations for the three months ended March 31, 2001, exclude a $1.7 million net loss from the FPC's Rail Services and Inland Marine Transportation businesses and allocated interest expense, net of tax, totaling approximately $2.8 million. Both the expected earnings from these businesses and allocated interest expense, net of tax, during the holding period on the incremental debt incurred to finance the purchase of these business segments has been included in the determination of net assets held for sale.

         The table below reflects the adjustments to the carrying value of the net assets held for sale for the three months ended March 31, 2001:

         (in thousands)
         ---------------------------------------------------------------------
         Carrying value at December 31, 2000                        $ 747,745
            Interest allocated, net of tax                              2,823
            Cash flows funded by parent                                32,195
         ---------------------------------------------------------------------
         Carrying value at March 31, 2001                           $ 782,763

4.       FINANCIAL INFORMATION BY BUSINESS SEGMENT
         ----------------------------------------------

         Effective with the acquisition of FPC on November 30, 2000, the Company changed the basis of segment reporting and measurement of segment profitability beginning with the fourth quarter of 2000. Prior periods have been restated to reflect this change. The Company currently provides services through the following business segments: CP&L electric, Florida Power electric, natural gas, energy and related services and other.

         FPC's operations consist mainly of the Florida Power electric segment and certain other subsidiaries involved in coal and synthetic fuel operations and telecommunication services. The operating results of Electric Fuels subsidiaries involved in coal and synthetic fuel operations are included in the energy and related services segment and the operating results of Progress Telecommunications Corporation (Progress Telecom) are included in the other segment. FPC operations are not included in the Company's results of operations prior to the acquisition date of November 30, 2000.

         The electric segments (CP&L and Florida Power) generate, transmit, distribute and sell electric energy in portions of North Carolina, South Carolina and Florida. Electric operations are subject to the rules and regulations of FERC, the NCUC, the SCPSC and the FPSC.

         The natural gas segment transports, distributes and sells gas in portions of North Carolina. Gas operations are subject to the rules and regulations of the NCUC.

         The energy and related services segment is primarily made up of merchant energy generation, coal and synthetic fuel operations.

         The other segment is primarily made up of other diversified businesses and holding company operations. The other segment includes telecommunication services, energy management services and miscellaneous non-regulated activities and elimination entries.

         For reportable segments presented in the accompanying table, segment income includes intersegment revenues accounted for at prices representative of unaffiliated party transactions.

                                                                                       Energy and
(in thousands)                                      Florida Power                        Related                       Segment
                                   CP&L Electric       Electric         Natural Gas      Services        Other        Totals
=================================================================================================================================
Three Months Ended 3/31/01
Revenues
     Unaffiliated                      $821,574          $810,474        $138,042         $111,220       $26,249     $1,907,559
     Intersegment                             -                 -             531           76,465      (76,465)            531
                                  --------------- ----------------- --------------- ---------------- ------------- --------------
          Total Revenues               $821,574          $810,474        $138,573         $187,685     $(50,216)     $1,908,090
Segment Income (Loss)                  $118,794           $71,606          $7,533          $41,717     $(85,647)       $154,003
Total Segment Assets                 $8,713,177        $4,829,168        $738,209         $701,024    $5,070,474    $20,052,052
=================================================================================================================================
=================================================================================================================================

                                                                                         Energy and
                                                   Florida Power                          Related                     Segment
                                  CP&L Electric      Electric          Natural Gas        Services        Other        Totals
=================================================================================================================================
Three Months Ended 3/31/00
Revenues
     Unaffiliated                    $  779,908                 -        $ 71,968          $ 1,369     $  23,765     $  877,010
     Intersegment                             -                 -             130                -             -            130
                                  --------------- ----------------- --------------- ---------------- ------------- --------------
          Total Revenues             $  779,908                 -        $ 72,098          $ 1,369       $23,765     $  877,140
Segment Income (Loss)                   $89,961                 -          $8,800             $232     $ (13,732)    $   85,261
Total Segment Assets                 $8,356,381                 -        $542,992          $96,676     $ 383,696     $9,379,745
=================================================================================================================================
=================================================================================================================================

5.       IMPACT OF NEW ACCOUNTING STANDARD
         ---------------------------------

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

         As a result of the adoption of SFAS No. 133, the Company recorded a transition adjustment as a cumulative effect of a change in accounting principle of $23.6 million, net of tax, which increased accumulated other comprehensive loss as of January 1, 2001. This amount relates to several derivatives used to hedge cash flows related to interest on long-term debt. The net derivative losses will be reclassified into earnings consistent with hedge designations, primarily over the life of the related debt instruments, which principally range from three to ten years. The Company estimates that approximately $6.8 million of the $23.6 million net losses will be reclassified into earnings during the twelve months ended December 31, 2001. There was no transition adjustment affecting the consolidated statement of income as a result of the adoption of SFAS No. 133.

         The application of the new rules is still evolving and further guidance from the Financial Accounting Standards Board (FASB) is expected, which could additionally impact the Company's financial statements.

6.       COMPREHENSIVE INCOME
         --------------------

         Comprehensive income for the three months ended March 31, 2001, was $119.0 million. For the three months ended March 31, 2000, comprehensive income was $85.3 million. Prior to the adoption of SFAS No. 133 (see Note 5) the Company had no other comprehensive income items and therefore comprehensive income for the three months ended March 31, 2000 is equal to net income for that period.


7.       FINANCING ACTIVITIES
         --------------------

         On February 22, 2001, the Company issued $3.2 billion of senior unsecured notes with maturities ranging from three to thirty years. Proceeds from this issuance were primarily used to retire short-term obligations issued in connection with the FPC acquisition. Additionally, as part of this transaction, the Company terminated the $1.125 billion notional amount of interest rate forward contracts that were issued in anticipation of the debt issuance. The Company recognized a $45.3 million loss on these contracts, designated as cash flow hedges, that is being deferred through accumulated comprehensive loss and amortized over the life of the associated debt instruments.

         On April 9, 2001, CP&L issued $300 million of 6.65% Medium-Term Notes, Series D due April 1, 2008. Proceeds from the issuance were primarily used to retire commercial paper.

8.       FPC-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES (QUIPS) OF
         --------------------------------------------------------------------
         SUBSIDIARY HOLDING SOLELY FPC GUARANTEED NOTE
         ---------------------------------------------

         In April 1999, FPC Capital I (the Trust), an indirect wholly-owned subsidiary of FPC, issued 12 million shares of $25 par cumulative FPC-obligated mandatorily redeemable preferred securities (Preferred Securities) due 2039, with an aggregate liquidation value of $300 million and a quarterly distribution rate of 7.10%. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (Funding Corp.) all of the common securities of the Trust (371,135 shares) for $9.3 million. Funding Corp. is a direct wholly-owned subsidiary of FPC.

         The existence of the Trust is for the sole purpose of issuing the Preferred Securities and the common securities and using the proceeds thereof to purchase from Funding Corp. its 7.10% Junior Subordinated Deferrable Interest Notes (subordinated notes) due 2039, for a principal amount of $309.3 million. The subordinated notes and the Notes Guarantee (as discussed below) are the sole assets of the Trust. Funding Corp.'s proceeds from the sale of the subordinated notes were advanced to Progress Capital and used for general corporate purposes including the repayment of a portion of certain outstanding short-term bank loans and commercial paper.

         FPC has fully and unconditionally guaranteed the obligations of Funding Corp. under the subordinated notes (the Notes Guarantee). In addition, FPC has guaranteed the payment of all distributions required to be made by the Trust, but only to the extent that the Trust has funds available for such distributions (Preferred Securities Guarantee). The Preferred Securities Guarantee, considered together with the Notes Guarantee, constitutes a full and unconditional guarantee by FPC of the Trust's obligations under the Preferred Securities.

         The subordinated notes may be redeemed at the option of Funding Corp. beginning in 2004 at par value plus accrued interest through the redemption date. The proceeds of any redemption of the subordinated notes will be used by the Trust to redeem proportional amounts of the Preferred Securities and common securities in accordance with their terms. Upon liquidation or dissolution of Funding Corp., holders of the Preferred Securities would be entitled to the liquidation preference of $25 per share plus all accrued and unpaid dividends thereon to the date of payment.

9.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 2000, with respect to the commitments discussed in Note 19 of the financial statements included in the Company's 2000 Annual Report on Form 10-K.


         Contingencies


             1) Insurance. The Company is a member of Nuclear Electric Insurance Limited (NEIL), which provides primary and excess insurance coverage against property damage to members' nuclear generating facilities. Under the primary program, the Company is insured for $500 million at each of its nuclear plants. In addition to primary coverage, NEIL also provides decontamination, premature decommissioning and excess property insurance with limits of $1.0 billion on the Brunswick Plant, $1.0 billion on the Harris Plant, $800 million on the Robinson Plant, and $1.1 billion on Crystal River Unit No. 3 (CR3). An additional shared limit policy of $1 billion in excess of $1 billion is also provided through NEIL on the Brunswick and Harris Plants for decontamination, premature decommissioning and excess property.

                  Insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at nuclear generating units is also provided through membership in NEIL. The Company is insured thereunder, following a twelve week deductible period, for 52 weeks in weekly amounts of $2.25 million at Brunswick Unit No. 1, $2.25 million at Brunswick Unit No. 2, $2.4 million at the Harris Plant, $1.96 million at Robinson Unit No. 2 and $2.1 million at CR3. An additional 104 weeks of coverage is provided at 80% of the above weekly amounts. For the current policy period, the Company is subject to retrospective premium assessments of up to approximately $13.5 million with respect to the primary coverage, $15.4 million with respect to the decontamination, decommissioning and excess property coverage, $2.6 million with respect to the shared limit excess coverage and $7.1 million for the incremental replacement power costs coverage, in the event covered expenses at insured facilities exceed premiums, reserves, reinsurance and other NEIL resources. Pursuant to regulations of the NRC, the Company's property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident and, second, to decontamination costs, before any proceeds can be used for decommissioning, plant repair or restoration. The Company is responsible to the extent losses may exceed limits of the coverage described above.

                  Under the provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, the Company, as an owner of nuclear plants, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. The Company is insured against public liability for a nuclear incident up to $9.54 billion per occurrence. In the event that public liability claims from an insured nuclear incident exceed $200 million, CP&L and Florida Power would be subject to a pro rata assessment of up to $83.9 million and $88.1 million, respectively, for each reactor owned per occurrence. Payment of such assessment would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned.

                  Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to a regulatory order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve.

              2)  Claims and Uncertainties.



                  a) The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

                  Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several manufactured gas plant (MGP) sites to which both electric utilities and the gas utility have some connection. In this regard, both electric utilities and the gas utility, with other potentially responsible parties, are participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA), the Florida Department of Environment and Protection (DEP) and the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). Although the Company may incur costs at these sites about which it has been notified, based upon current status of these sites, the Company does not expect those costs to be material to its consolidated financial position or results of operations.

                  Both electric utilities, the gas utility and Electric Fuels are periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company's subsidiaries may incur costs at the sites about which they have been notified, based upon the current status of these sites, the Company does not expect those costs to be material to the consolidated financial position or results of operations of the Company.

                  The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Both CP&L and Florida Power have recently been asked to provide information to the EPA as part of this initiative and have cooperated in providing the requested information. The EPA has initiated enforcement actions against other unaffiliated utilities as part of this initiative, some of which have resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments. The Company cannot predict the outcome of this matter.

                  In 1998, the EPA published a final rule addressing the issue of regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 23 jurisdictions, including North and South Carolina, but not Florida, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission level by May 31, 2004. CP&L is evaluating necessary measures to comply with the rule and estimates its related capital expenditures could be approximately $370 million, which has not been adjusted for inflation. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to the Company's results of operations. Further controls are anticipated as electricity demand increases. The Company cannot predict the outcome of this matter.

                  In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals decision. Further litigation and rulemaking are anticipated. North Carolina adopted the federal eight-hour ozone standard and is proceeding with the implementation process. North Carolina has promulgated final regulations, which will require CP&L to install nitrogen oxide controls under the State's eight-hour standard. The cost of those controls are included in the cost estimate of $370 million set forth above.

                  The EPA published a final rule approving petitions under
                  section 126 of the Clean Air Act, which requires certain sources to make reductions in nitrogen oxide emissions by 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina fossil-fueled electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L, other utilities, trade organizations and other states are participating in litigation challenging the EPA's action. The Company cannot predict the outcome of this matter.

                  Both electric utilities and the gas utility have filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.

                  b) As required under the Nuclear Waste Policy Act of 1982, CP&L and Florida Power each entered into a contract with the Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

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

                  After the DOE failed to comply with the decision in Indiana & Michigan Power v. DOE, a group of utilities petitioned the Court of Appeals in Northern States Power (NSP) v. DOE, seeking an order requiring the DOE to begin taking spent nuclear fuel by January 31, 1998. The DOE took the position that their delay was unavoidable, and the DOE was excused from performance under the terms and conditions of the contract. The Court of Appeals found that the delay was not unavoidable, but did not order the DOE to begin taking spent nuclear fuel, stating that the utilities had a potentially adequate remedy by filing a claim for damages under the contract.

                  After the DOE failed to begin taking spent nuclear fuel by January 31, 1998, a group of utilities filed a motion with the Court of Appeals to enforce the mandate in NSP v. DOE. Specifically, this group of utilities asked the Court to permit the utilities to escrow their waste fee payments, to order the DOE not to use the waste fund to pay damages to the utilities, and to order the DOE to establish a schedule for disposal of spent nuclear fuel. The Court denied this motion based primarily on the grounds that a review of the matter was premature, and that some of the requested remedies fell outside of the mandate in NSP v. DOE.

                  Subsequently, a number of utilities each filed an action for damages in the Court of Claims. In a recent decision, the U.S. Circuit Court of Appeals (Federal Circuit) ruled that utilities may sue the DOE for damages in the Federal Court of Claims instead of having to file an administrative claim with DOE. CP&L and Florida Power are in the process of evaluating whether they should each file a similar action for damages.

                  CP&L and Florida Power also continue to monitor legislation that has been introduced in Congress which might provide some limited relief. CP&L and Florida Power cannot predict the outcome of this matter.

                  With certain modifications and additional approval by the NRC, CP&L's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on CP&L's system through the expiration of the current operating licenses for all of CP&L's nuclear generating units. Subsequent to the expiration of these licenses, dry storage may be necessary. CP&L obtained NRC approval to use additional storage space at the Harris Plant in December 2000. Florida Power currently is storing spent nuclear fuel onsite in spent fuel pools. If Florida Power does not seek renewal of the CR3 operating license, with certain modifications to its storage pools currently underway, CR3 will have sufficient storage capacity in place for fuel consumed through the end of the expiration of the license in 2016. If Florida Power extends the CR3 operating license, dry storage may be necessary.

                  c) The Company and its subsidiaries are involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the final disposition of pending litigation would not have a material adverse effect on the Company's consolidated results of operations or financial position.

                                       CAROLINA POWER & LIGHT COMPANY
                                  CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                                 (Unaudited)
                                               March 31, 2001

STATEMENTS OF INCOME
                                                                                       Three Months Ended
                                                                                             March 31,
(In thousands)                                                                         2001           2000
--------------------------------------------------------------------------------------------------------------
Operating Revenues
  Electric                                                                      $    821,574    $    779,908
  Natural gas                                                                              -          72,098
  Diversified businesses                                                               5,029          25,134
--------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                                                      826,603         877,140
--------------------------------------------------------------------------------------------------------------
Operating Expenses
  Fuel used in electric generation                                                   153,470         160,387
  Purchased power                                                                     91,929          70,259
  Gas purchased for resale                                                                 -          43,898
  Other operation and maintenance                                                    168,654         198,227
  Depreciation and amortization                                                      134,335         132,489
  Taxes other than on income                                                          38,436          37,334
  Harris Plant deferred costs, net                                                     3,625           5,281
  Diversified businesses                                                               4,513          44,155
--------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                                                       594,962         692,030
--------------------------------------------------------------------------------------------------------------
Operating Income                                                                     231,641         185,110
--------------------------------------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                                                                      4,685           3,263
  Other, net                                                                           9,357           4,295
--------------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                                                    14,042           7,558
--------------------------------------------------------------------------------------------------------------
Interest Charges
  Long-term debt                                                                      62,569          50,072
  Other interest charges                                                               2,285           5,001
  Allowance for borrowed funds used during construction                               (2,772)         (4,606)
--------------------------------------------------------------------------------------------------------------
      Net Interest Charges                                                            62,082          50,467
--------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                                           183,601         142,201
Income Taxes                                                                          62,756          56,198
--------------------------------------------------------------------------------------------------------------
Net Income                                                                           120,845          86,003
Preferred Stock Dividend Requirements                                                   (741)           (742)
--------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                                        $   120,104    $     85,261
==============================================================================================================
See Notes to Carolina Power & Light Company Consolidated Interim Financial Statements.

Carolina Power & Light Company
CONSOLIDATED BALANCE SHEETS
(In thousands)                                                                  March 31,        December 31,
Assets                                                                             2001              2000
--------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                         $    11,198,432    $  11,125,901
  Accumulated depreciation                                                       (5,629,129)      (5,505,731)
--------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                             5,569,303        5,620,170
  Held for future use                                                                 7,105            7,105
  Construction work in progress                                                     905,690          815,246
  Nuclear fuel, net of amortization                                                 187,366          184,813
--------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                  6,669,464        6,627,334
--------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                          14,806           30,070
  Accounts receivable                                                               391,634          466,774
  Receivables from affiliated companies                                             352,715          362,834
  Taxes receivable                                                                        -           15,412
  Inventory                                                                         271,112          233,369
  Deferred fuel cost                                                                123,691          119,853
  Prepayments                                                                        18,618           24,284
  Other current assets                                                               75,191           75,451
--------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                      1,247,767        1,328,047
--------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates                                     215,214          210,571
  Harris Plant deferred costs                                                        41,850           44,813
  Unamortized debt expense                                                           15,445           15,716
  Nuclear decommissioning trust funds                                               414,193          411,279
  Diversified business property, net                                                105,342          102,294
  Miscellaneous other property and investments                                      358,626          395,995
  Other assets and deferred debits                                                  119,723          124,339
--------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                    1,270,393        1,305,007
--------------------------------------------------------------------------------------------------------------
           Total Assets                                                     $     9,187,624    $   9,260,388
==============================================================================================================

Capitalization and Liabilities
--------------------------------------------------------------------------------------------------------------
Capitalization
--------------------------------------------------------------------------------------------------------------
  Common stock                                                              $     1,639,720    $   1,625,894
  Retained earnings                                                               1,257,282        1,226,144
  Accumulated other comprehensive loss                                               (4,561)               -
  Preferred stock - not subject to mandatory redemption                              59,334           59,334
  Long-term debt, net                                                             3,804,305        3,619,984
--------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                      6,756,080        6,531,356
--------------------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts payable                                                                  194,614          281,026
  Payables to affiliated companies                                                   15,617          275,976
  Taxes accrued                                                                      91,901                -
  Interest accrued                                                                   47,772           56,259
  Dividends declared                                                                  1,482            1,482
  Other current liabilities                                                         178,813          146,191
--------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                   530,199          760,934
--------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                               1,432,723        1,491,660
  Accumulated deferred investment tax credits                                       180,245          197,207
  Other liabilities and deferred credits                                            288,377          279,231
--------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                              1,901,345        1,968,098
--------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 6)
--------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                               $     9,187,624   $    9,260,388
==============================================================================================================
See Notes to Carolina Power & Light Company Consolidated Interim Financial Statements.

Carolina Power & Light Company
STATEMENTS OF CASH FLOWS                                                            Three Months Ended
                                                                                        March 31,
(In thousands)                                                                       2001         2000
--------------------------------------------------------------------------------------------------------------

Operating Activities
  Net income                                                                $       120,845    $      86,003
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                 156,915          153,785
      Harris Plant deferred costs                                                     2,963            4,547
      Deferred income taxes                                                         (31,051)         (31,040)
      Investment tax credit                                                          (4,984)          (2,599)
      Deferred fuel cost (credit)                                                    (3,838)           7,459
      Net decrease in accounts receivable                                           132,480           30,546
      Net (increase) decrease in inventories                                        (37,743)           2,893
      Net decrease in prepaids and other current assets                               5,926          107,349
      Net decrease in accounts payable                                             (317,332)         (22,058)
      Net increase in other current liabilities                                      78,610           92,069
      Other                                                                           4,759           55,078
--------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                                   107,550          484,032
--------------------------------------------------------------------------------------------------------------

Investing Activities
  Gross property additions                                                         (204,266)        (231,657)
  Nuclear fuel additions                                                            (25,142)         (25,252)
  Contributions to nuclear decommissioning trust                                    (10,228)         (10,275)
  Net cash flow of company-owned life insurance program                                 417               13
  Investments in non-utility activities                                              (4,631)         (26,603)
--------------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                                      (243,850)        (293,774)
--------------------------------------------------------------------------------------------------------------

Financing Activities
  Proceeds from issuance of long-term debt                                              185                -
  Net increase in short-term indebtedness                                           191,555           11,900
  Net increase in outstanding payments                                                    -           31,553
  Retirement of long-term debt                                                         (109)        (197,365)
  Dividends paid on common stock                                                    (69,854)         (78,931)
  Dividends paid on preferred stock                                                    (741)            (742)
--------------------------------------------------------------------------------------------------------------
        Net Cash Provide by (Used in) Financing Activities                          121,036         (233,585)
--------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                           (15,264)         (43,327)
Cash and Cash Equivalents at Beginning of the Period                                 30,070           79,871
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                              $        14,806    $      36,544
==============================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period - interest                           $        69,016    $      66,733
                                         income taxes                       $        (6,382)   $       1,389
==============================================================================================================
See Notes to Carolina Power & Light Company Consolidated Interim Financial Statements.

Carolina Power & Light Company
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.       ORGANIZATION AND BASIS OF PRESENTATION
         ---------------------------------------

         A. Organization. Carolina Power & Light Company (CP&L) is a public service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. CP&L is a wholly-owned subsidiary of Progress Energy, Inc. (Progress Energy or the Company), which was formed as a result of the reorganization of CP&L into a holding company structure on June 19, 2000. All shares of common stock of CP&L were exchanged for an equal number of shares of the Company. On December 4, 2000, the Company changed its name from CP&L Energy, Inc. to Progress Energy, Inc. The Company is a registered holding company under the Public Utility Holding Company Act (PUCHA) of 1935. Both the Company and its subsidiaries are subject to the regulatory provisions of the PUCHA.

                  On July 1, 2000, CP&L distributed its ownership interest in the stock of North Carolina Natural Gas (NCNG), Strategic Resource Solutions Corporation (SRS), Monroe Power Company (Monroe Power) and Progress Energy Ventures, Inc. (Energy Ventures) to the Company. As a result, those companies are direct subsidiaries of the Progress Energy, Inc. and are not included in CP&L's results of operations and financial position since that date.

         B. Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2000 and notes thereto included in CP&L's Form 10-K for the year ended December 31, 2000.

                  The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain amounts for 2000 have been reclassified to conform to the 2001 presentation, with no effect on previously reported net income or common stock equity.

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


2.       FINANCIAL INFORMATION BY BUSINESS SEGMENT
         -----------------------------------------

         As described in Note 1A, on July 1, 2000, CP&L distributed its ownership interest in the stock of NCNG, SRS, Monroe Power and Energy Ventures to Progress Energy. As a result, those companies are direct subsidiaries of Progress Energy and are not included in CP&L's results of operations and financial position since that date.

         Through June 30, 2000, the business segments, operations and assets of Progress Energy and CP&L were substantially the same. Subsequent to July 1, 2000, CP&L's operations consist primarily of the CP&L Electric segment with no other material segments.

         The financial information by business segment for CP&L-Electric for the three months ended March 31, 2001 and 2000 is as follows:



         (In thousands)                               March 31, 2001            March 31, 2000
         ==========================================================================================
         Revenues
              Unaffiliated                                     $821,574                  $779,908
              Intersegment                                            -                         -
                                                   -----------------------------------------------
                   Total Revenues                              $821,574                  $779,908
         Segment Income                                        $118,794                   $89,961
         Total Segment Assets                                $8,713,177                $8,356,381

         ==========================================================================================
         ==========================================================================================

         The primary differences between the CP&L Electric and CP&L consolidated financial information relate to other non-electric operations and elimination entries.

3.       IMPACT OF NEW ACCOUNTING STANDARD
         ---------------------------------

         Effective January 1, 2001, CP&L adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

         The adoption of SFAS No. 133 did not result in a significant transition adjustment affecting accumulated other comprehensive loss. Additionally, there was no transition adjustment affecting the consolidated statement of income as a result of the adoption of SFAS No. 133.

         The application of the new rules is still evolving and further guidance from the Financial Accounting Standards Board (FASB) is expected, which could additionally impact CP&L's financial statements.

4.       COMPREHENSIVE INCOME
         ---------------------

         Comprehensive income for the three months ended March 31, 2001, was $116.3 million. For the three months ended March 31, 2000, comprehensive income was $86.0 million. Prior to the adoption of SFAS No. 133 (See Note 3) CP&L had no other comprehensive income items and therefore comprehensive income for the three months ended March 31, 2000 is equal to net income for that period.

5.       FINANCING ACTIVITIES
         --------------------

         On April 9, 2001, CP&L issued $300 million of Medium-Term Notes, 6.65% Series D due April 1, 2008. Proceeds from the issuance were primarily used to retire commercial paper.

6.       COMMITMENTS AND CONTINGENCIES
         ------------------------------

         Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 2000, with respect to the commitments discussed in Note 16 of the financial statements included in CP&L's 2000 Annual Report on Form 10-K.

         Contingencies

            1) Insurance. CP&L is a member of Nuclear Electric Insurance Limited (NEIL), which provides primary and excess insurance coverage against property damage to members' nuclear generating facilities. Under the primary program, CP&L is insured for $500 million at each of its nuclear plants. In addition to primary coverage, NEIL also provides decontamination, premature decommissioning and excess property insurance with limits of $1.0 billion on the Brunswick Plant, $1.0 billion on the Harris Plant and $800 million on the Robinson Plant. An additional shared limit policy of $1 billion in excess of $1 billion is also provided through NEIL on the Brunswick and Harris Plants for decontamination, premature decommissioning and excess property.

                  Insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at nuclear generating units is also provided through membership in NEIL. CP&L is insured thereunder, following a twelve week deductible period, for 52 weeks in weekly amounts of $2.25 million at Brunswick Unit No. 1, $2.25 million at Brunswick Unit No. 2, $2.4 million at the Harris Plant and $1.96 million at Robinson Unit No. 2. An additional 104 weeks of coverage is provided at 80% of the above weekly amounts. For the current policy period, CP&L is subject to retrospective premium assessments of up to approximately $13.5 million with respect to the primary coverage, $15.4 million with respect to the decontamination, decommissioning and excess property coverage, $2.6 million with respect to the shared limit excess coverage and $7.1 million for the incremental replacement power costs coverage, in the event covered expenses at insured facilities exceed premiums, reserves, reinsurance and other NEIL resources. Pursuant to regulations of the Nuclear Regulatory Commission, CP&L's property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident and, second, to decontamination costs, before any proceeds can be used for decommissioning, plant repair or restoration. CP&L is responsible to the extent losses may exceed limits of the coverage described above.

                  Under the provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, CP&L, as an owner of a nuclear plant, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. CP&L is insured against public liability for a nuclear incident up to $9.54 billion per occurrence. In the event that public liability claims from an insured nuclear incident exceed $200 million, CP&L would be subject to a pro rata assessment of up to $83.9 million for each reactor owned per occurrence. Payment of such assessment would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned.

            2)    Claims and Uncertainties.

                  a) CP&L is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

                  Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several manufactured gas plant (MGP) sites to which CP&L has some connection. In this regard, CP&L, with other potentially responsible parties, are participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA) and the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). Although CP&L may incur costs at these sites about which it has been notified, based upon current status of these sites, CP&L does not expect those costs to be material to its consolidated financial position or results of operations.

                  CP&L is periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although CP&L may incur costs at the sites about which they have been notified, based upon the current status of these sites, CP&L does not expect those costs to be material to its consolidated financial position or results of operations.

                  The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. CP&L has recently been asked to provide information to the EPA as part of this initiative and has cooperated in providing the requested information. The EPA has initiated enforcement actions against other unaffiliated utilities as part of this initiative, some of which have resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments. CP&L cannot predict the outcome of this matter.

                  In 1998, the EPA published a final rule addressing the issue of regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 23 jurisdictions, including North and South Carolina, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission level by May 31, 2004. CP&L is evaluating necessary measures to comply with the rule and estimates its related capital expenditures could be approximately $370 million, which has not been adjusted for inflation. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to CP&L's results of operations. Further controls are anticipated as electricity demand increases. CP&L cannot predict the outcome of this matter.

                  In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals decision. Further litigation and rulemaking are anticipated. North Carolina adopted the federal eight-hour ozone standard and is proceeding with the implementation process. North Carolina has promulgated final regulations, which will require CP&L to install nitrogen oxide controls under the State's eight-hour standard. The cost of those controls are included in the cost estimate of $370 million set forth above.

                  The EPA published a final rule approving petitions under
                  section 126 of the Clean Air Act, which requires certain sources to make reductions in nitrogen oxide emissions by 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina fossil-fueled electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L, other utilities, trade organizations and other states are participating in litigation challenging the EPA's action. CP&L cannot predict the outcome of this matter.

                  CP&L has filed claims with its general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.

                  b) As required under the Nuclear Waste Policy Act of 1982, CP&L entered into a contract with the DOE under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

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

                  After the DOE failed to comply with the decision in Indiana & Michigan Power v. DOE, a group of utilities petitioned the Court of Appeals in Northern States Power (NSP) v. DOE, seeking an order requiring the DOE to begin taking spent nuclear fuel by January 31, 1998. The DOE took the position that their delay was unavoidable, and the DOE was excused from performance under the terms and conditions of the contract. The Court of Appeals found that the delay was not unavoidable, but did not order the DOE to begin taking spent nuclear fuel, stating that the utilities had a potentially adequate remedy by filing a claim for damages under the contract.

                  After the DOE failed to begin taking spent nuclear fuel by January 31, 1998, a group of utilities filed a motion with the Court of Appeals to enforce the mandate in NSP v. DOE. Specifically, this group of utilities asked the Court to permit the utilities to escrow their waste fee payments, to order the DOE not to use the waste fund to pay damages to the utilities, and to order the DOE to establish a schedule for disposal of spent nuclear fuel. The Court denied this motion based primarily on the grounds that a review of the matter was premature, and that some of the requested remedies fell outside of the mandate in NSP v. DOE.

                  Subsequently, a number of utilities each filed an action for damages in the Court of Claims. In a recent decision, the U.S. Circuit Court of Appeals (Federal Circuit) ruled that utilities may sue the DOE for damages in the Federal Court of Claims instead of having to file an administrative claim with DOE. CP&L is in the process of evaluating whether they should file a similar action for damages.

                  CP&L also continues to monitor legislation that has been introduced in Congress which might provide some limited relief. CP&L cannot predict the outcome of this matter.

                  With certain modifications and additional approval by the NRC, CP&L's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on its system through the expiration of the current operating licenses for all of its nuclear generating units. Subsequent to the expiration of these licenses, dry storage may be necessary. CP&L obtained NRC approval to use additional storage space at the Harris Plant in December 2000.

                  c) CP&L is involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the final disposition of pending litigation would not have a material adverse effect on CP&L's consolidated results of operations or financial position.

         Item 2.  Management's Discussion and Analysis of Financial Condition
         ----------------------------------------------------------------------
         and Results of Operations
         --------------------

         RESULTS OF OPERATIONS
         ---------------------

         For the three months ended March 31, 2001, as compared to the corresponding period in the prior year

         Progress Energy, Inc.

         Operating Results
         -----------------

         Progress Energy's consolidated earnings for the three month period ended March 31, 2001, were $154.0 million, or $0.77 per share, compared to earnings of $85.3 million, or $0.56 per share, for the same period in 2000. The increase in the Company's earnings is primarily related to Florida Progress being included in Progress Energy's results of operations since the acquisition date of November 30, 2000. Operating results for the three months ended March 31, 2001 were also favorably impacted by expanded operations in the Energy and Related Services segment and earnings from the CP&L Electric segment.


         Business segment earnings and the factors affecting them are discussed below.


         CP&L Electric
         -------------

         CP&L Electric contributed net income of $118.8 million and $90.0 million for the three months ended March 31, 2001 and 2000, respectively.

         The fluctuations in electric operating revenues for the three months ended March 31, 2001, as compared to last year, were affected by the following factors (in millions):

                            Customer growth/changes in usage patterns*                    $     31.2
                            Industrial sales                                                   (15.6)
                            Weather                                                                -
                            Sales to Power Agency                                                3.9
                            Sales to other utilities                                            17.7
                            Miscellaneous                                                        4.5
                                                                                                 ---
                               Total                                                      $     41.7
                                                                                                ====
                           *Customer growth/changes in usage patterns excludes industrial customers.


         The increase in customer growth/changes in usage patterns component of revenues reflects continued growth in the number of customers served by the Company and increased sales to residential and commercial customer classes. Industrial sales experienced an overall decrease primarily related to the textile and chemical industries, which continue to be negatively affected by a slow down in demand in these industries. The weather component of revenues remained flat in the current period compared to the corresponding prior period. The increase in revenue related to sales to Power Agency is due to increases in kilowatt-hour
         (KwH) usage, and the increase in revenue related to sales to other utilities is due to favorable pricing.

         The decrease in fuel used for electric generation was primarily due to deferred fuel write-off in March 2000 and a decrease in generation. This decrease was partially offset by price increases in coal, oil, and gas.

         Purchased power increased primarily due to increases in price and volume, offset by decreases in purchases from cogenerators. The decrease in cogenerator purchases was due to the termination of two contracts in the fourth quarter of 2000.

         Other operation and maintenance expense decreased during the three months ended March 31, 2001, due to the absence of restoration costs associated with the severe winter storm and record breaking snowfall in January 2000. Also, general and administrative expenses decreased due to the establishment of the service company in June 2000, which allocates its costs among all Progress Energy entities.

         Interest on long-term debt increased during the three months ended March 31, 2001, primarily due to an increase in long-term debt outstanding.

         Florida Power Electric
         ----------------------

         Florida Power contributed net income of $71.6 million for the three months ended March 31, 2001. The results of the Florida Power electric segment are not comparable to the prior year as the operating results of Florida Power have only been included in Progress Energy's results of operations since the date of acquisition on November 30, 2000.

         Florida Power's operating revenues increased $185.2 million for the three months ended March 31, 2001 when compared to the prior year. Florida Power's total kilowatt-hour sales increased 3.4 percent during the first quarter of 2001, compared with 2000. The improvement was primarily due to strong customer growth, and colder temperatures in January of 2001. Retail sales were up 5 percent as Florida Power provided electric service to approximately 38,400 new customers during the first quarter of 2001 compared with the same period last year. Weather, a key factor influencing usage among residential customers, favorably influenced retail sales for the quarter. Usage among residential customers was nearly 12 percent higher during the quarter when compared with last year. Wholesale sales decreased slightly compared to 2000, which is attributable to lower sales to Seminole Electric Cooperative, Florida Power's largest wholesale customer.

         Fuel used in generation and purchased power increased $78.2 million and $22.5 million, respectively, for the first quarter of 2001 when compared to the same period last year. The increase is due mainly to the increased price of coal, oil and gas when compared to the prior year and increased usage. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results. Operations and maintenance expense decreased slightly during the quarter. The decrease is due primarily to lower employee-related costs resulting from the reorganization after the acquisition by Progress Energy.


         Natural Gas
         -----------


         Natural Gas operations contributed net income of $7.5 million and $8.8 million for the three months ended March 31, 2001 and 2000, respectively. The decrease is mainly due to reduced sales to certain large industrial customers with fuel switching capabilities. Natural gas revenues increased for the three months ended March 31, 2001, when compared to the same period in the prior year, primarily due to increases in the market price of natural gas, which is passed on to customers. Operation and maintenance expenses increased slightly for the three months ended March 31, 2001 when compared to the same period in the prior year due to increases in shared service allocations.

         During March 2001, North Carolina Natural Gas (NCNG) completed construction of the 84-mile Sandhills pipeline project that will transport natural gas from Iredell County to Progress Energy's Richmond generating site.

         The Eastern North Carolina Natural Gas Co. (EasternNC) is a corporation formed equally between the Albemarle Pamlico Economic Development Corporation (APEC) and Progress Energy to build an 850-mile natural gas pipeline system to serve 14 eastern North Carolina counties. EasternNC has begun surveying, designing, engineering and environmental permitting for the first phase of the project. The initial phase consists of about 140 miles of transmission (6- to 12-inch diameter) pipeline and about 75 miles of distribution (2- to 6-inch diameter) pipe. Construction of the first phase is scheduled to begin in late 2001, and is scheduled to be completed by mid-summer 2002. The entire project should be completed by the end of 2004.

         Progress Energy has agreed to fund a portion of the project, currently estimated to be approximately $22 million. EasternNC plans to obtain additional capital through bond funding. On March
         20, 2001 EasternNC filed its amended application for approval of the route design for Phases 2-7 of the project and additional gas bond funds of $149.6 million to construct this system. An Order on this application may be received by the end of May.

         Energy and Related Services
         ---------------------------

         Energy and Related Services contributed net income of $41.7 million and $0.2 million for the three months ended March 31, 2001 and 2000, respectively. The Energy and Related Services operations include fuel extraction, manufacturing and delivery, synthetic fuels and merchant generation. The increase in earnings for this segment is primarily due to the tax credits generated by the Company's synthetic fuel operations (see "Other Matters" below). The Energy and Related Services segment sold 2.8 million tons of synthetic fuel for the three months ended March 31, 2001. Due to the creation of Progress Energy Ventures (Energy Ventures) in 2000 and the acquisition of

         Electric Fuels subsidiaries through the FPC acquisition, the result of operations for the Energy and Related Services segment are not comparable to the prior year.

         Other
         -----

         The other segment contributed a net loss of $85.6 million and $13.7 million for the three months ended March 31, 2001 and 2000, respectively. The other segment primarily includes the operations of Strategic Resource Solutions Corp. (SRS), Progress Telecommunications Corporation (Progress Telecom), Caronet, Inc. and certain holding company results. The operations of SRS, Progress Telecom and Caronet did not have a material impact on the Company's results for the three months ended March 31, 2001. The decrease in earnings for this segment is primarily due to the increase in interest expense for holding company debt and goodwill amortization resulting from the acquisition of Florida Progress.

         Additionally, the other segment results also include the effect of an intra-period tax allocation adjustment. Generally accepted accounting principles require companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual rate. Income tax expense was increased by $20 million for the first quarter of 2001 to maintain an effective tax rate consistent with the estimated annual rate. The tax credits associated with the Company's synthetic fuel operations lower the overall effective tax rate. These credits, along with seasonal earnings variations, can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but have no effect on net income for the year.

         The Financial Accounting Standards Board (FASB) is proceeding with its project related to business combinations and accounting for goodwill. This project, as proposed, would eliminate the amortization of goodwill and, instead, would require goodwill to be reviewed periodically for impairment. The FASB plans to issue a final statement in June 2001.



         LIQUIDITY AND CAPITAL RESOURCES
         ---------------------------------------------------


         Progress Energy, Inc.

         Progress Energy's capital expenditures are expected to be funded primarily from internally generated funds and external debt. During the first three months of 2001, $270.9 million was spent on its utility subsidiaries construction program and $55.2 million was spent in diversified operations.

         In February 2001, Progress Energy issued $3.2 billion of senior unsecured notes with maturities ranging from three to thirty years. These notes were issued with a weighted average coupon of 7.06%. Proceeds from this issuance were primarily used to retire commercial paper and other short-term indebtedness issued in connection with the FPC acquisition. As a result of the issuance of $3.2 billion of senior notes, Progress Energy's available lines of credit, used to support its commercial paper borrowings, was reduced to $550 million.

         During the first quarter of 2001, Progress Capital Holdings retired a total of $31 million in Medium-Term Notes. The $6 million of medium-term notes that were retired in January had a 9.95% coupon rate and the $25 million of medium-term notes that were retired in February had a 6.13% coupon rate. Progress Capital Holdings issued commercial paper to fund the maturing medium-term notes.

         On April 9, 2001, CP&L issued $300 million of Medium-Term Notes, 6.65% Series D due April 1, 2008. Proceeds from the issuance were primarily used to retire commercial paper.

         In April 2001, CP&L filed a $1 billion shelf registration statement with the SEC under which first mortgage bonds, senior notes and other debt securities are available for issuance.

         The Company and its subsidiaries participate in two internal money pools, operated by Progress Energy, to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Subsidiaries, which invest in the money pool, earn interest on a basis proportionate to their average monthly investment. The interest rate used to calculate earnings approximates external interest rates. Funds may be withdrawn from or repaid to the pool at any time without prior notice.

         OTHER MATTERS
         -------------

         Regional Transmission Organization
         ----------------------------------

         In October 2000, Florida Power, along with Florida Power & Light Company and Tampa Electric Company, filed with the Federal Energy Regulatory Commission (FERC) an application for approval of a Regional Transmission Organization (RTO) for peninsular Florida, currently named GridFlorida. On March 28, 2001, FERC gave preliminary approval for the formation of GridFlorida to manage the power market for peninsular Florida. In conjunction with the preliminary approval, FERC has requested that a new approach on market design issues be submitted within 60 days in addition to a better congestion management plan. See "Regulatory Developments" below for additional GridFlorida developments.


         Company Activities
         ------------------


         In March 2001, CP&L formed Richmond County Power, LLC and Rowan County Power, LLC. CP&L filed for approval with the North Carolina Utilities Commission (NCUC) to transfer Certificates of Public Convenience and Necessity granted for eleven generating units in Richmond and Rowan counties, N.C., to subsidiaries of Energy Ventures. These natural gas-fired units will have a combined summer generating capability of approximately 1,760 MW. Seven of these generating units are scheduled to be in operation this June.

         Synthetic Fuels Tax Credits
         ---------------------------

         On April 20, 2001 and May 4, 2001, the Internal Revenue Service (IRS) released Revenue Procedure 2001-30 and Revenue Procedure 2001-34, respectively, that outline the conditions that must be met to receive a Private Letter Ruling (PLR) for Section 29 tax credits from the IRS. PLRs represent advance rulings from the IRS applying its interpretation of the tax law to an entities' facts for Section 29 credits. The Company continues to pursue PLRs for its four majority-owned facilities that have not received PLRs. In management's opinion, the Company is complying with all the necessary requirements to be allowed such credits under Section 29, although it cannot provide certainty that it will receive PLRs or prevail on any credits taken.



         Regulatory Developments
         -----------------------

         On May 3, 2001, the FPSC staff recommended to the FPSC that it require Florida Power to submit minimum filing requirements, based on a 2002 projected calendar year, by September 15, 2001 to initiate a base rate proceeding regarding Florida Power's future base rates. The FPSC staff also recommended that pending completion of the Florida Power rate case, annual revenues of $114 million should be held subject to refund to Florida Power's customers. The FPSC staff has asked the FPSC to consider its recommendations on May 15, 2001. Florida Power's current rate agreement expires on June 30, 2001. On May 14, 2001, Florida Power filed a proposed rate reduction with the FPSC that includes plans to increase generating capacity, improve reliability and enhance customer service. The Company will continue to work with the FPSC staff and other interested parties to resolve the outstanding issues. The Company cannot predict the outcome of this matter.

         In its May 3, 2001 recommendation, the FPSC staff expressed concerns related to Florida Power's plans to participate in the creation of the GridFlorida RTO along with Florida Power & Light Company and Tampa Electric Company. The FPSC staff raised questions about the prudence of establishing the new system and costs associated with the process. The Company is continuing to evaluate the concerns the FPSC staff has raised about GridFlorida and the impact those concerns might have on the implementation of the GridFlorida RTO plan this year. The Company cannot predict the outcome of this matter.

         Nuclear
         -------

         On May 10, 2001, the Nuclear Regulatory Commission (NRC) rejected Orange County's request for stay and petition for review of the issuance of a license amendment to expand spent fuel storage capacity at CP&L's Shearon Harris Nuclear Plant. Counsel for the Board of Commissioners of Orange County, North Carolina has announced that Orange County intends to appeal the decision to the District of Columbia Circuit Court of Appeals. The Company cannot predict the outcome of this matter.


         Carolina Power & Light Company

         The information required by this item is incorporated herein by reference to the following portions of Progress Energy's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to CP&L: RESULTS OF OPERATIONS; LIQUIDITY AND CAPITAL RESOURCES and OTHER MATTERS.

         RESULTS OF OPERATIONS
         ---------------------

         On July 1, 2000, CP&L distributed its ownership interest in the stock of NCNG, SRS, Monroe Power and Energy Ventures to Progress Energy. Prior to that date, the consolidated operations of CP&L and Progress Energy were substantially the same. Subsequent to that date, the operations of these subsidiaries are no longer included in CP&L's results of operations and financial position.

         Additionally, the results of operations for the CP&L Electric segment are identical between CP&L and Progress Energy. The results of operations for CP&L's non-utility subsidiaries are not material to CP&L's consolidated financial statements.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The statement of cash flows for CP&L does not include amounts related to NCNG, SRS, Monroe Power and Energy Ventures after July 1, 2000. Additionally, the CP&L statement of cash flows for the three months ended March 31, 2001 does not reflect any amounts related to the acquisition of FPC, issuance of long-term debt as part of the transaction, and capital expenditures made for other Progress Energy subsidiaries.



         Item 3.   Quantitative and Qualitative Disclosures About Market Risk
         -------   ----------------------------------------------------------

         Progress Energy, Inc.

         Market risk represents the potential loss arising from adverse changes in market rates and prices. Certain market risks are inherent in the Company's financial instruments, which arise from transactions entered into in the normal course of business. The Company's primary exposures are changes in interest rates with respect to long-term debt and commercial paper and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. The Company manages its market risk in accordance with its established risk management policies, which may include entering into various derivative transactions.

         The Company's exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 2000. The Company's exposure to market value risk with respect to the CVO's has also not changed materially since December 31, 2000.

         In February 2001, Progress Energy issued $3.2 billion of fixed-rate senior unsecured notes with maturities ranging from three to thirty years. The proceeds from this issuance were primarily used to retire commercial paper and other short-term indebtedness issued in connection with the FPC acquisition. Additionally, as part of this transaction, the Company terminated the $1.125 billion notional amount of interest rate forward contracts that were issued in anticipation of the debt issuance. The Company recognized a $45.3 million loss on these contracts that is being deferred through accumulated comprehensive loss and amortized over the life of the associated debt instruments.

         As a result of the $3.2 billion senior note issuance, the exposure to changes in interest rates from the Company's long-term debt at March 31, 2001, has changed from December 31, 2000. The total fixed rate long-term debt at March 31, 2001, was $6.9 billion, with an average interest rate of 7.02% and fair market value of $6.9 billion.

         The exposure to changes in interest rates from the Company's variable rate long-term debt, commercial paper, extendible notes and FPC mandatorily redeemable securities of trust at March 31, 2001, was not materially different than at December 31, 2000. The total variable rate long-term debt and commercial paper outstanding at March 31, 2001, was $620 million, with an average interest rate of 3.50%, and $1.2 billion, with an average interest rate of 5.77%, respectively. The total extendible notes and FPC mandatorily redeemable securities of trust outstanding at March 31, 2001, was $500 million, with an average interest rate of 6.12%, and $300 million, with an average interest rate of 7.10%, respectively.

         The Company's exposure on the $500 million notional amount of interest rate swap agreements used to hedge its exposure on variable rate debt positions was not materially different than at December 31, 2000. The fair value of the swaps was a $15.1 million liability position at March 31, 2001.

         Carolina Power & Light Company

         CP&L has certain market risks inherent in its financial instruments, which arise from transactions entered into in the normal course of business. CP&L's primary exposures are changes in interest rates with respect to long-term debt and commercial paper, and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. CP&L's exposure to return on marketable securities for the decommission trust funds has not changed materially since December 31, 2000. The exposure to changes in interest rates from the Company's long-term debt and commercial paper at March 31, 2001, was not materially different than at December 31, 2000. The total fixed rate debt at March 31, 2001, was $2.0 billion, with an average interest rate of 7.14%. The total variable rate debt and commercial paper outstanding at March 31, 2001, was $1.1 billion, with an average interest rate of 4.67%, and $678 million, with an average interest rate of 5.7%, respectively.



                           PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings
         -------   -----------------


         Legal aspects of certain matters are set forth in Part I, Item 1. See
         Note 9 to the Progress Energy, Inc. Consolidated Interim Financial Statements and Note 6 to the CP&L Consolidated Interim Financial Statements.


         Item 2.  Changes in Securities and Use of Proceeds
         -------  -----------------------------------------

         RESTRICTED STOCK AWARDS:


         (a) Securities Delivered. On January 2, 2001, January 29, 2001 and March 22, 2001, 88,095, 6,800 and 67,700 restricted shares, respectively of the Company's Common Shares were granted to certain key employees pursuant to the terms of the Company's 1997 Equity Incentive Plan (Plan), which was approved by the Company's shareholders on May 7, 1997. (Sponsorship of the Plan was transferred from CP&L to the Company effective August 1, 2000.) Section 9 of the Plan provides for the granting of Restricted Stock by the Personnel, Executive Development and Compensation Committee (currently the Committee on Organization and Compensation), (the Committee) to key employees of the Company, including its Affiliates and Subsidiaries. The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the accounts of the recipients and do not represent newly issued shares of the Company.

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



         Item 6.    Exhibits and Reports on Form 8-K
         -------    --------------------------------


         (a) Exhibits

               None

         (b) Reports on Form 8-K filed during or with respect to the quarter:

                Progress Energy, Inc.
                ---------------------


                                Financial
                   Item        Statements
                 Reported       Included                Date of Event               Date Filed
                 --------       --------                -------------               ----------

                     9                No               January 22, 2001           January 23, 2001
                     7               Yes              November 30, 2000           January 24, 2001
                     5                No              February 14, 2001           February 27, 2001
                     9                No                March 15, 2001             March 16, 2001


                Carolina Power & Light Company
                ------------------------------

                                   Financial
                    Item          Statements
                  Reported         Included             Date of Event                Date Filed
                  --------         --------             -------------                ----------
                     5                No                April 4, 2001              April 16, 2001


                                   SIGNATURES
                                   ----------


         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PROGRESS ENERGY, INC.
                                                ---------------------
                                                CAROLINA POWER & LIGHT COMPANY
                                                ------------------------------
         Date: May 15, 2001                     (Registrants)

                                                By:  /s/ Peter M. Scott III
                                                   ------------------------
                                                Executive Vice President and
                                                Chief Financial Officer


                                                By:  /s/ Robert H. Bazemore, Jr.
                                                   -----------------------------
                                                Vice President and Controller
                                                Chief Accounting Officer