Form 10-Q
period 2001-09-30
CAROLINA POWER & LIGHT CO; PROGRESS ENERGY INC
filed 2001-11-07
CIK 17797, 1094093

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No__ .
                                      ---

This combined Form 10-Q is filed separately by two registrants: Progress Energy, Inc. (Progress Energy) and Carolina Power & Light Company (CP&L). Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2001, each registrant had the following shares of common stock outstanding

           Registrant                         Description                          Shares
           ----------                         -----------                          ------
Progress Energy, Inc.               Common Stock (Without Par Value)             218,739,274
Carolina Power & Light Company      Common Stock (Without Par Value)     159,608,055 (all of which were
                                                                         held by Progress Energy, Inc.)

            PROGRESS ENERGY, INC. AND CAROLINA POWER & LIGHT COMPANY
              FORM 10-Q - For the Quarter Ended September 30, 2001

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

Item 6. Exhibits and Reports on Form 8-K

Signatures

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

   TERM                     DEFINITION
APEC                     Albemarle-Pamlico Economic Development Corporation
Code                     Internal Revenue Service Code
CP&L                     Carolina Power & Light Company
CP&L Energy              CP&L Energy, Inc., now known as Progress Energy, Inc.
CR3                      Florida Power's nuclear generating plant, Crystal River Unit No. 3
CVO                      Contingent value obligation
DOE                      Department of Energy
Dt                       Dekatherm
DWM                      North Carolina Department of Environment and Natural Resources, Division of
                         Waste Management
EasternNC                Eastern North Carolina Natural Gas Company
Electric Fuels           Electric Fuels Corporation
EPA                      United States Environmental Protection Agency
FASB                     Financial Accounting Standards Board
FDEP                     Florida Department of Environment and Protection
FERC                     Federal Energy Regulatory Commission
Florida Power            Florida Power Corporation
FPC                      Florida Progress Corporation
FPSC                     Florida Public Service Commission
Generally accepted       Accounting principles generally accepted in the United States of America accounting principles
IRS                      Internal Revenue Service
kWh                      kilowatt-hour
MGP                      Manufactured Gas Plant
Monroe Power             Monroe Power Company
MW                       Megawatt
NCNG                     North Carolina Natural Gas Corporation
NCUC                     North Carolina Utilities Commission
NOx SIP Call             EPA rule which requires 22 states including North and South Carolina to further reduce nitrogen oxide emissions.
NRC                      United States Nuclear Regulatory Commission
NSP                      Northern States Power
PLRs                     Private Letter Rulings
Progress Energy          Progress Energy, Inc. and subsidiaries or the Company
Progress Rail            Progress Rail Services Corporation
Progress Telecom         Progress Telecommunications Corporation
Progress Ventures        Business segment of Progress Energy
                         primarily made up of merchant energy generation,
                         coal and synthetic fuel operations and energy
                         marketing and trading, formerly referred to as Energy Ventures
PUHCA                    Public Utility Holding Company Act of 1935, as amended
RTO                      Regional Transmission Organization
SCPSC                    Public Service Commission of South Carolina
SEC                      United States Securities and Exchange Commission
SFAS No. 133             Statement of Financial Accounting Standards No. 133, Accounting for
                         Derivative and Hedging Activities
SFAS No. 138             Statement of Financial Accounting Standards No. 138, Accounting for Certain
                         Derivative Instruments and Certain Hedging Activities - an Amendment of
                         SFAS No. 133
SRS                      Strategic Resource Solutions Corp.

          SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
          ------------------------------------------

     Statements made throughout this Form 10-Q that are not statements of historical facts are forward-looking statements and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

     For example, forward-looking statements are made in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the sub-heading "Other Matters" concerning synthetic fuel tax credits and regulatory developments.

     Any forward-looking statement speaks only as of the date on which such statement is made, and Progress Energy undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

     Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended, the North Carolina Utilities Commission, the Public Service Commission of South Carolina and the Florida Public Service Commission), particularly legislative and regulatory initiatives that may impact the speed and degree of the restructuring of the electricity industry and the results of negotiations related to the expiration of Florida Power's rate stipulation; the outcome of legal and administrative proceedings, including proceedings before our principal regulators; risks associated with operating nuclear power facilities, availability of nuclear waste storage facilities, and nuclear decommissioning costs; terrorist threats and activities, particularly with respect to our nuclear facilities, economic uncertainty caused by recent terror attacks on the United States, and potential adverse reactions to United States anti-terrorism activities; changes in the economy of areas served by CP&L, Florida Progress or NCNG; the extent to which we are able to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from the restructuring of the electricity industry; weather conditions and catastrophic weather-related damage; general industry trends, increased competition from energy and gas suppliers, and market demand for energy; inflation and capital market conditions; the extent to which we are able to realize the potential benefits of our recent acquisition of Florida Progress Corporation and successfully integrate it with the remainder of our business; the extent to which we are able to realize the potential benefits of the conversion of Carolina Power & Light Company to a non-regulated holding company structure and the success of our direct and indirect subsidiaries; the extent to which we are able to use tax credits associated with the operations of the synthetic fuel facilities; the extent to which we are able to reduce our capital expenditures through the utilization of the natural gas expansion fund established by the North Carolina Utilities Commission; and unanticipated changes in operating expenses and capital expenditures.

     All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Progress Energy. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Progress Energy.

                          PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements
------      --------------------

                              Progress Energy, Inc.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2001

STATEMENTS OF INCOME

                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                      September 30,
(In thousands except per share amounts)                     2001             2000              2001             2000
-------------------------------------------------------------------------------------------------------------------------
Operating Revenues
 Electric                                             $ 1,879,934       $   919,547      $ 5,077,928       $ 2,474,847
 Natural gas                                               51,671            75,645          258,820           223,093
 Diversified businesses                                   398,942            69,716        1,217,532           133,334
-------------------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                            2,330,547         1,064,908        6,554,280         2,831,274
-------------------------------------------------------------------------------------------------------------------------
Operating Expenses
 Fuel used in electric generation                         446,309           175,090        1,194,453           472,479
 Purchased power                                          268,794            98,172          698,218           253,498
 Gas purchased for resale                                  36,282            62,736          203,060           166,471
 Other operation and maintenance                          290,651           169,912          890,148           533,128
 Depreciation and amortization                            268,475           137,183          849,395           411,903
 Taxes other than on income                               105,125            39,884          298,716           112,729
 Diversified businesses                                   461,393           104,630        1,372,840           207,551
-------------------------------------------------------------------------------------------------------------------------
    Total Operating Expenses                            1,877,029           787,607        5,506,830         2,157,759
-------------------------------------------------------------------------------------------------------------------------
Operating Income                                          453,518           277,301        1,047,450           673,515
-------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
 Interest income                                            3,018             2,686           20,132             7,997
 Other, net                                                16,724           216,654            6,544           217,754
-------------------------------------------------------------------------------------------------------------------------
    Total Other Income (Expense)                           19,742           219,340           26,676           225,751
-------------------------------------------------------------------------------------------------------------------------
Interest Charges
 Long-term debt                                           152,505            50,703          435,011           155,625
 Other interest charges                                    15,061             5,092           89,713            14,373
 Allowance for borrowed funds used during
  construction                                             (4,206)           (4,728)          (9,559)          (15,657)
-------------------------------------------------------------------------------------------------------------------------
    Net Interest Charges                                  163,360            51,067          515,165           154,341
-------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                309,900           445,574          558,961           744,925
Income Taxes (Benefit)                                    (56,543)          148,493          (73,187)          255,124
-------------------------------------------------------------------------------------------------------------------------
Net Income                                            $   366,443       $   297,081      $   632,148       $   489,801
=========================================================================================================================

Average Common Shares Outstanding                         205,866           153,324          201,925           153,230
Basic Earnings per Common Share                       $      1.78       $      1.94      $      3.13       $      3.20
Diluted Earnings per Common Share                     $      1.77       $      1.93      $      3.12       $      3.19
Dividends Declared per Common Share                   $     0.530       $     0.515      $     1.590       $     1.545

=========================================================================================================================

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.

Progress Energy, Inc
BALANCE SHEETS
(In thousands)                                                              September 30,           December 31,
Assets                                                                          2001                    2000
------------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                        $  18,955,425             $  18,124,036
  Gas utility plant in service                                                   487,700                   378,464
  Accumulated depreciation                                                    (9,948,848)               (9,350,172)
------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                          9,494,277                 9,152,328
  Held for future use                                                             15,380                    16,302
  Construction work in progress                                                  917,158                 1,043,376
  Nuclear fuel, net of amortization                                              247,244                   224,692
------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                              10,674,059                10,436,698
------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                      103,863                   101,296
  Accounts receivable                                                          1,139,800                   925,911
  Inventory                                                                      842,052                   420,985
  Deferred fuel cost                                                             189,871                   217,806
  Prepayments                                                                     32,878                    50,040
  Assets held for sale, net                                                      (12,247)                  747,745
  Other current assets                                                           191,815                   192,347
------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                   2,488,032                 2,656,130
------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates                                  241,379                   228,686
  Harris Plant deferred costs                                                     35,661                    44,813
  Unamortized debt expense                                                        42,276                    38,771
  Nuclear decommissioning trust funds                                            811,055                   811,998
  Diversified business property, net                                           1,127,828                   720,231
  Miscellaneous other property and investments                                   589,560                   636,677
  Deferred purchased power contract termination costs                            138,601                   226,656
  Goodwill, net                                                                3,768,820                 3,652,429
  Other assets and deferred debits                                               755,718                   657,612
------------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                 7,510,898                 7,017,873
------------------------------------------------------------------------------------------------------------------
           Total Assets                                                    $  20,672,989             $  20,110,701
==================================================================================================================

Capitalization and Liabilities
------------------------------------------------------------------------------------------------------------------
Capitalization
------------------------------------------------------------------------------------------------------------------
  Common stock equity                                                      $   6,203,097             $   5,424,201
  Preferred stock of subsidiaries-not subject to mandatory redemption             92,831                    92,831
  Long-term debt, net                                                          8,627,029                 5,890,099
------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                  14,922,957                11,407,131
------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                              719,483                   184,037
  Accounts payable                                                               715,925                   828,568
  Interest accrued                                                               124,895                   121,433
  Dividends declared                                                             114,650                   107,645
  Short-term obligations                                                         664,045                 3,972,674
  Other current liabilities                                                      613,308                   448,302
------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                              2,952,306                 5,662,659
------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                            1,615,144                 1,807,192
  Accumulated deferred investment tax credits                                    230,782                   261,255
  Other liabilities and deferred credits                                         951,800                   972,464
------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                           2,797,726                 3,040,911
------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
------------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                              $  20,672,989             $  20,110,701
==================================================================================================================
SCHEDULES OF COMMON STOCK EQUITY
(In thousands except share data)
Common stock (without par value, authorized 500,000,000, issued and        $   4,106,101             $   3,608,902
outstanding 218,739,274 and 206,089,047 shares, respectively)
  Unearned ESOP common stock                                                    (114,914)                 (127,211)
  Accumulated other comprehensive loss                                           (37,609)                        -
  Retained earnings                                                            2,249,519                 1,942,510
------------------------------------------------------------------------------------------------------------------
         Total Common Stock Equity                                         $   6,203,097             $   5,424,201
==================================================================================================================

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.

Progress Energy, Inc.
STATEMENTS OF CASH FLOWS                                                         Nine Months Ended
                                                                                   September 30,
(In thousands)                                                               2001                2000
---------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                             $   632,148         $    489,801
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                          926,690              479,444
      Deferred income taxes                                                  (78,986)             (74,760)
      Investment tax credit                                                  (18,480)              (7,798)
      Gain on sale of investment                                                   -             (200,000)
      Deferred fuel cost (credit)                                             29,310              (26,215)
      Net increase in accounts receivable                                    (40,935)             (80,725)
      Net increase in inventories                                           (249,599)             (16,602)
      Net decrease in prepaids and other current assets                       21,846               89,629
      Net increase (decrease) in accounts payable                            (94,701)              11,190
      Net increase in other current liabilities                               62,309              198,571
      Other                                                                   18,912               35,096
---------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                          1,208,514              897,631
---------------------------------------------------------------------------------------------------------

Investing Activities
  Gross property additions                                                  (874,867)            (634,014)
  Diversified business property additions                                   (185,230)             (38,808)
  Proceeds from sale of asset                                                  5,532               12,825
  Proceeds from sale of investment                                                 -              200,000
  Nuclear fuel additions                                                    (113,099)             (46,936)
  Contributions to nuclear decommissioning trust                             (40,540)             (25,603)
  Increase in cash restricted for redemption of long-term debt                     -                4,051
  Net cash flow of company-owned life insurance program                       (5,137)              (4,858)
  Investments in non-utility activities                                       11,118              (81,635)
---------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                             (1,202,223)            (614,978)
---------------------------------------------------------------------------------------------------------

Financing Activities
  Proceeds from issuance of long-term debt                                 3,772,376              783,052
  Net decrease in commercial paper reclassified to long-term debt           (323,136)              (6,445)
  Net increase (decrease) in short-term indebtedness                      (3,309,666)               7,140
  Net increase (decrease) in outstanding payments                            (78,816)              38,885
  Retirement of long-term debt                                              (186,295)            (695,147)
  Issuance of common stock                                                   488,290                    -
  Redemption of preferred stock                                                    -                  (42)
  Dividends paid on common stock                                            (318,910)            (237,706)
  Other                                                                      (47,567)                   -
---------------------------------------------------------------------------------------------------------
        Net Cash Used in Financing Activities                                 (3,724)            (110,263)
---------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                      2,567              172,390
Cash and Cash Equivalents at Beginning of the Period                         101,296               79,871
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                           $   103,863         $    252,261
=========================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                                   $   507,284         $    155,023
                              income taxes                               $    31,664         $    157,172
=========================================================================================================

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.

Progress Energy, Inc.
SUPPLEMENTAL DATA                                                  Three Months Ended            Nine Months Ended
                                                                      September 30                 September 30
                                                                   2001         2000 (a)         2001       2000 (a)
----------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)
Electric
    Retail                                                    $  1,591,713   $    758,104   $  4,214,165  $  1,990,575
    Wholesale                                                      256,113        150,902        731,642       416,503
    Unbilled                                                        (7,493)        (9,606)       (54,272)       14,615
    Miscellaneous revenue                                           39,601         20,147        186,393        53,154
----------------------------------------------------------------------------------------------------------------------
         Total Electric                                          1,879,934        919,547      5,077,928     2,474,847
Natural gas                                                         51,671         75,645        258,820       223,093
Diversified businesses                                             398,942         69,716      1,217,532       133,334
----------------------------------------------------------------------------------------------------------------------
            Total Operating Revenues                          $  2,330,547   $  1,064,908   $  6,554,280  $  2,831,274
======================================================================================================================
Energy Sales
 Electric (millions of kWh)
  Retail
    Residential                                                      9,385          3,924         25,310        10,876
    Commercial                                                       6,597          3,353         17,553         8,713
    Industrial                                                       4,473          3,892         13,068        10,969
    Other retail                                                     1,164            416          3,135         1,079
----------------------------------------------------------------------------------------------------------------------
         Total Retail                                               21,619         11,585         59,066        31,637
  Unbilled                                                            (350)          (371)          (893)          (11)
  Wholesale                                                          5,087          3,569         13,946        10,572
----------------------------------------------------------------------------------------------------------------------
         Total Electric                                             26,356         14,783         72,119        42,198
----------------------------------------------------------------------------------------------------------------------

======================================================================================================================
Natural Gas (thousands of dt)                                       13,080         12,119         39,022        42,960
======================================================================================================================
Energy Supply (millions of kWh)
  Generated - steam                                                 13,451          7,674         37,242        22,019
              nuclear                                                7,553          5,975         21,503        17,072
              hydro                                                     83             71            200           404
              combustion turbines                                    2,461            309          5,270           624
  Purchased                                                          3,945          1,447         11,330         3,778
----------------------------------------------------------------------------------------------------------------------
         Total Energy Supply (Company Share)                        27,493         15,476         75,545        43,897
======================================================================================================================
Detail of Income Taxes (in thousands)
  Income tax expense (credit) - current                       $     (4,197)  $    174,747   $     24,279  $    337,681
                                deferred                           (47,082)       (23,655)       (78,987)      (74,760)
                                investment tax credit               (5,264)        (2,599)       (18,479)       (7,797)
----------------------------------------------------------------------------------------------------------------------
         Total Income Tax Expense                             $    (56,543)  $    148,493   $    (73,187) $    255,124
======================================================================================================================

(a) Supplemental data does not include information related to Florida Progress for the three and nine months ended September 30, 2000.

Progress Energy, Inc.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION
     --------------------------------------

     A.   Organization. Progress Energy, Inc. (Progress Energy) is a registered
          ------------
          holding company under the Public Utility Holding Company Act of 1935, as amended (PUHCA). Both Progress Energy and its subsidiaries are subject to the regulatory provisions of the PUHCA. Progress Energy was formed as a result of the reorganization of Carolina Power & Light Company (CP&L) into a holding company structure on June 19, 2000. All shares of common stock of CP&L were exchanged for an equal number of shares of CP&L Energy, Inc (CP&L Energy). On December 4, 2000, CP&L Energy changed its name to Progress Energy, Inc. Through its wholly-owned regulated subsidiaries, CP&L, Florida Power Corporation (Florida Power) and North Carolina Natural Gas Corporation (NCNG), Progress Energy is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida and the transport, distribution and sale of natural gas in portions of North Carolina. Through the Progress Ventures business segment, Progress Energy is involved in merchant energy generation, coal and synthetic fuel operations and energy marketing and trading. Through other business units, Progress Energy engages in other non-regulated business areas, including energy management and related services, rail services and telecommunications. Progress Energy's legal structure is not currently aligned with the functional management and financial reporting of the Progress Ventures business segment. Whether, and when, the legal and functional structures will converge depends upon legislative and regulatory action, which cannot currently be anticipated.

     B.   Basis of Presentation. These financial statements have been prepared
          ---------------------
          in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2000, and notes thereto included in Progress Energy's Form 10-K for the year ended December 31, 2000.

          The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present Progress Energy's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain amounts for 2000 have been reclassified to conform to the 2001 presentation.

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

2.   FLORIDA PROGRESS CORPORATION
     ----------------------------

     On November 30, 2000, Progress Energy completed its acquisition of Florida Progress Corporation (FPC) for an aggregate purchase price of approximately $5.4 billion. Progress Energy paid cash consideration of approximately $3.5 billion and issued approximately 46.5 million common shares valued at approximately $1.9 billion. In addition, Progress Energy issued 98.6 million contingent value obligations (CVOs) valued at approximately $49.3 million. At September 30, 2001, the CVOs had a fair market value of approximately $32.5 million. Progress Energy recorded gains of $16.8 million and $7.9 million for the three and nine-month periods ended September 30, 2001, respectively, to record the change in fair value of CVOs. The purchase price includes approximately $18.6 million in direct transaction costs.

     The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations for FPC have been included in Progress Energy's consolidated financial statements since the date of acquisition. The excess of the purchase price over the estimated fair value of the net identifiable assets and liabilities acquired has been recorded as goodwill. The goodwill, approximately $3.6 billion, is being amortized on a straight-line basis over a period of primarily 40 years (See Note 5).

     The fair values of FPC's rate-regulated net assets acquired were considered to be equivalent to book value since book value represents the amount that is expected to be recoverable through regulated rates. The allocation of the purchase price includes estimated amounts expected to be realized from the sale of FPC's Inland Marine Transportation business segment, which is classified as net assets held for sale.

     In 2000, Progress Energy began the implementation of a plan to combine operations of the companies resulting in a non-executive involuntary termination cost accrual of approximately $52.2 million. Approximately $41.8 million is attributable to Florida Power employees and has been reflected as part of the purchase price allocation, while approximately $10.4 million attributable to acquiring company employees was charged to operating results in 2000. Progress Energy completed the implementation phase of the plan in June 2001 and expects to finalize the plan by the end of 2001. The majority of the related severance payments are expected to occur in 2001 with the remaining payments occurring through 2003.

     The third quarter activity for the termination costs is detailed in the table below:

                                                      Non-Executive
       (In millions)                                Termination Costs
                                                    -----------------
       Balance at June 30, 2001                          $ 34.5
       Payments                                           (10.3)
                                                    -----------------
       Balance at September 30, 2001                     $ 24.2
                                                    =================

     The final purchase price allocation and estimated life of goodwill are subject to adjustment for changes in Progress Energy's preliminary assumptions and analyses, pending additional information concerning asset and liability valuations and the evaluation of certain pre-acquisition contingent liabilities, including but not limited to:
     . final actuarial valuation of other postretirement benefit plan obligations
     . proceeds realized from the disposition of assets held for sale; and . valuations of non-regulated businesses and individual assets and liabilities.

     The following unaudited pro forma combined results of operations for the three and nine months ended September 30, 2000, has been prepared assuming the acquisition of FPC had occurred on January 1, 2000. The pro forma results are provided for information purposes only. The results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the indicated date, nor are they necessarily indicative of future results of operations of the combined companies.

      (in thousands, except per share data)         Three Months Ended       Nine Months Ended
                                                    September 30, 2000      September 30, 2000
                                                    ------------------      ------------------
      Revenues                                              $2,332,628              $6,059,436
      Net income                                            $  388,127              $  649,632
      Basic and diluted earnings per share                  $     1.94              $     3.25
      Average shares                                           199,815                 199,722

3.   NET ASSETS HELD FOR SALE
     ------------------------

     FPC's Inland Marine Transportation business segment is included in Progress Energy's net assets held for sale. Inland Marine Transportation provides transportation of coal, agriculture and other dry-bulk commodities as well as fleet management services. On July 23, 2001, Progress Energy announced that it had entered into a contract to sell the Inland Marine Transportation business segment to AEP Resources, Inc., a wholly owned subsidiary of American Electric Power, for a purchase price of $270 million. On November 1, 2001, Progress Energy completed the sale of the Inland Marine Transportation segment. Of the $270 million purchase price, approximately $225 million will be used for the early termination of certain off-balance sheet arrangements for assets currently leased by the segment. The remaining proceeds, after disposition costs, were used to retire commercial paper. Since the results of operations for the Inland Marine transportation segment are recorded one month in arrears, the purchase price allocation will be finalized in the fourth quarter.

     Progress Energy's results of operations for the three and nine months ended September 30, 2001, exclude net income of $2.6 million and $5.3 million, respectively, from the Inland Marine Transportation business and allocated interest expense, net of tax, for the nine months totaling approximately $3.2 million. Both the expected earnings from this business and allocated interest expense, net of tax, during the holding period on the incremental debt incurred to finance the purchase of this business segment has been included in the determination of net assets held for sale.

     As a result of the completion of the sale, Progress Energy has updated the net realizable value of the Inland Marine Transportation segment. The table below reflects the adjustments to the carrying value of the net assets held for sale for the three months ended September 30, 2001:

      (in thousands)
     ---------------------------------------------------------------------------
     Carrying value at June 30, 2001                                   $  2,504
      Cash flows funded by parent                                         2,981
      Adjustment to Inland Marine carrying value                        (17,732)
     ---------------------------------------------------------------------------
     Carrying value at September 30, 2001                              $(12,247)

     In connection with the sale, Progress Energy entered into environmental indemnification provisions covering both unknown and known sites (See Note
     10). The carrying value adjustment relates to the interest rate effects on the early termination of certain off-balance sheet arrangements, an environmental indemnification accrual and an adjustment to expected earnings. The net assets held for sale balance at September 30, 2001 reflects deferred tax and environmental liabilities retained by Progress Energy in excess of net proceeds.

4.   FINANCIAL INFORMATION BY BUSINESS SEGMENT
     -----------------------------------------

     Effective with the acquisition of FPC on November 30, 2000, Progress Energy changed the basis of segment reporting and measurement of segment profitability beginning with the fourth quarter of 2000. Prior periods have been restated to reflect this change. Progress Energy currently provides services through the following business segments: CP&L Electric, Florida Power Electric, Natural Gas, Progress Ventures, Rail Services and Other. Progress Energy changed its basis of segment reporting in the second quarter of 2001 to include the energy marketing and trading activities performed by Progress Ventures on behalf of CP&L and Florida Power in the Progress Ventures segment and include Rail Services as a separate segment.

     FPC operations are not included in Progress Energy's results of operations prior to the acquisition date of November 30, 2000.

     The CP&L Electric and Florida Power Electric segments are engaged in the generation, transmission, distribution, and sale of retail electric energy in portions of North Carolina, South Carolina and Florida. Electric retail operations are subject to the rules and regulations of FERC, the NCUC, the SCPSC and the FPSC.

     The Natural Gas segment is engaged in the transportation, distribution and sale of gas in portions of North Carolina. Gas operations are subject to the rules and regulations of the NCUC.

     The Progress Ventures segment is primarily made up of merchant energy generation, coal and synthetic fuel operations, and energy marketing and trading. The energy marketing and trading activity is currently performed by Progress Ventures on behalf of the regulated utilities, CP&L and Florida Power, and includes wholesale sales on behalf of these utilities. Electric wholesale operations are subject to the rules and regulations of FERC, the NCUC, the SCPSC and the FPSC.

     The Rail Services segment operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, providing rail and track material, and scrap metal recycling.

     The Other segment is primarily made up of other diversified businesses and holding company operations. The Other segment includes telecommunication services, energy management services, miscellaneous non-regulated activities and elimination entries.

     For reportable segments presented in the accompanying table, segment income includes intersegment revenues accounted for at prices representative of unaffiliated party transactions.

                                                    Florida
    (in thousands)                      CP&L         Power                      Progress         Rail                     Segment
                                      Electric      Electric     Natural Gas    Ventures       Services      Other         Totals
    --------------------------------------------------------------------------------------------------------------------------------
    Three Months Ended 9/30/01
    Revenues
         Unaffiliated                $  793,599    $  836,336      $ 43,049    $  394,510      $219,554    $   34,877    $ 2,321,925
         Intersegment                         -             -         8,622        88,014           478       (88,492)         8,622
                                     -----------------------------------------------------------------------------------------------
              Total Revenues         $  793,599    $  836,336      $ 51,671    $  482,524      $220,032    $  (53,615)   $ 2,330,547
    Segment Income (Loss)            $  153,392    $  107,398      $ (3,167)   $   80,073      $ (2,165)   $   30,912    $   366,443
    Total Segment Assets             $9,101,248    $5,044,029      $666,458    $1,005,962      $828,384    $4,026,908    $20,672,989
    ================================================================================================================================

                                                    Florida
                                        CP&L         Power                      Progress         Rail                     Segment
                                      Electric      Electric     Natural Gas    Ventures       Services      Other         Totals
    --------------------------------------------------------------------------------------------------------------------------------
    Three Months Ended 9/30/00
    Revenues
         Unaffiliated                $  771,140             -      $ 74,654    $  184,361             -    $   33,762    $ 1,063,917
         Intersegment                         -             -           991             -             -             -            991
                                     -----------------------------------------------------------------------------------------------
              Total Revenues         $  771,140             -      $ 75,645    $  184,361             -    $   33,762    $ 1,064,908
    Segment Income (Loss)            $  154,408             -      $   (533)   $   35,069             -    $  108,137    $   297,081
    Total Segment Assets             $8,886,769             -      $571,977    $  254,336             -    $  406,299    $10,119,381
    ================================================================================================================================

                                                    Florida
                                        CP&L         Power                      Progress        Rail                      Segment
                                      Electric      Electric     Natural Gas    Ventures     Services (a)    Other         Totals
    --------------------------------------------------------------------------------------------------------------------------------
    Nine Months Ended 9/30/01
    Revenues
         Unaffiliated                $2,081,994    $2,291,121      $245,310    $1,100,581      $739,863    $   81,901    $ 6,540,770
         Intersegment                         -             -        13,510       280,410         1,102      (281,512)        13,510
                                     -----------------------------------------------------------------------------------------------
              Total Revenues         $2,081,994    $2,291,121      $258,820    $1,380,991      $740,965    $ (199,611)   $ 6,554,280
    Segment Income (Loss)            $  327,848    $  251,601      $   (878)   $  218,777      $ (9,698)   $ (155,502)   $   632,148
    Total Segment Assets             $9,101,248    $5,044,029      $666,458    $1,005,962      $828,384    $4,026,908    $20,672,989
    ================================================================================================================================

                                                    Florida
                                        CP&L         Power                      Progress         Rail                     Segment
                                      Electric      Electric     Natural Gas    Ventures       Services      Other         Totals
    --------------------------------------------------------------------------------------------------------------------------------
    Nine Months Ended 9/30/00
    Revenues
         Unaffiliated                $2,063,996             -      $218,317    $  453,551             -    $   90,634    $ 2,826,498
         Intersegment                         -             -         4,776             -             -             -          4,776
                                     -----------------------------------------------------------------------------------------------
              Total Revenues         $2,063,996             -      $223,093    $  453,551             -    $   90,634    $ 2,831,274
    Segment Income (Loss)            $  322,487             -      $  8,392    $   76,820             -    $   82,102    $   489,801
    Total Segment Assets             $8,886,769             -      $571,977    $  254,336             -    $  406,299    $10,119,381
    ================================================================================================================================

    (a) Amounts reflect cumulative operating results of Rail Services since the acquisition date of November 30, 2000.

5.      IMPACT OF NEW ACCOUNTING STANDARDS
        ----------------------------------

        Effective January 1, 2001, Progress Energy adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No.
        138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

        As a result of the adoption of SFAS No. 133, Progress Energy recorded a transition adjustment as a cumulative effect of a change in accounting principle of $23.6 million, net of tax, which increased accumulated other comprehensive loss as of January 1, 2001. This amount relates to several derivatives used to hedge cash flows related to interest on long-term debt. The net derivative losses will be reclassified into earnings consistent with hedge designations, primarily over the life of the related debt instruments, which principally range from three to ten years. Progress Energy estimates that approximately $6.8 million of the $23.6 million net losses will be reclassified into earnings during the twelve months ended December 31, 2001. There was no transition adjustment affecting the consolidated statement of income as a result of the adoption of SFAS No. 133.

        During the second quarter of 2001, the Financial Accounting Standards Board (FASB) issued interpretations of SFAS No. 133 indicating that options in general cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. These interpretations were effective July 1, 2001. Those interpretations would not result in mark-to-market effects on Progress Energy's financial statements based on contracts currently outstanding. In October 2001, the FASB revised criteria related to the exception for certain electricity contracts, with the revision to be effective January 1, 2002. It is unclear whether or not that revision will be sustained and, if so, what effects the revision would have on Progress Energy's financial statements. If an electricity or fuel supply contract in its regulated businesses is subject to mark-to-market accounting, there would be no income statement effect of the mark to market because the contract's mark-to-market gain or loss will be recorded as a regulatory asset or liability. Any mark-to-market gains or losses in its non-regulated businesses will affect income unless those contracts qualify for hedge accounting treatment.

     The application of the new rules is still evolving, and further guidance from the FASB is expected, which could additionally impact Progress Energy's financial statements.

     On July 20, 2001, the FASB issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and clarifies the criteria for recording of other intangible assets separately from goodwill. SFAS No. 142 requires that, effective January 1, 2002, Progress Energy cease amortization of goodwill. It also requires Progress Energy to evaluate goodwill for impairment at least annually, which could result in periodic impairment charges. Goodwill amortization was $24.9 million and $72.6 million for the three and nine months ended September 30, 2001, respectively, and is expected to be approximately $96.8 million for the year. Progress Energy is currently assessing the impact adoption of these statements will have on the financial statements.

     On August 15, 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. Progress Energy is currently assessing the impact adoption of this statement will have on the financial statements.

     On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". It also supercedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The Statement is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. Progress Energy is currently assessing the impact adopting this statement will have on the financial statements.

6.   COMPREHENSIVE INCOME
     --------------------

     Comprehensive income for the three and nine months ended September 30, 2001 was $363.0 million and $594.5 million, respectively. Items of other comprehensive income for the three and nine month periods consisted primarily of derivatives used to hedge cash flows related to interest on long term debt. Prior to the adoption of SFAS No. 133 (see Note 5) Progress Energy had no other comprehensive income items and therefore comprehensive income for the three and nine months ended September 30, 2000, is equal to net income for those periods.

7.   FINANCING ACTIVITIES
     --------------------

     On February 22, 2001, Progress Energy issued $3.2 billion of senior unsecured notes with maturities ranging from three to thirty years. Proceeds from this issuance were primarily used to retire short-term obligations issued in connection with the FPC acquisition. Additionally, as part of this transaction, Progress Energy terminated the $1.125 billion notional amount of interest rate forward contracts that were issued in anticipation of the debt issuance. Progress Energy recognized a $45.3 million loss on these contracts, designated as cash flow hedges, that is deferred through accumulated other comprehensive loss and amortized over the life of the associated debt instruments.

     During the first quarter of 2001, Progress Capital Holdings retired $31 million of Medium-Term Notes. The $6 million of medium-term notes that were retired in January had a 9.95% coupon rate, and the $25 million of medium-term notes that were retired in February had a 6.13% coupon rate. Progress Energy issued commercial paper to fund the maturing medium-term notes.

       On April 9, 2001, CP&L issued $300 million of Medium-Term Notes, 6.65% Series D due April 1, 2008. Proceeds from the issuance were primarily used to retire commercial paper.

       On July 1, 2001, $80 million of Florida Power's Medium-Term Notes, 6.47% Series matured. Florida Power issued commercial paper to fund the maturing medium-term notes.

       On July 18, 2001, Florida Power issued $300 million of First Mortgage Bonds, 6.650% Series due July 15, 2011. Proceeds from the issuance were primarily used to retire commercial paper.

       During the third quarter of 2001, Progress Capital Holdings retired $70 million of Medium-Term Notes. The $10 million of medium-term notes that were retired in July had a 9.55% coupon rate, and the $60 million of medium-term notes that were retired in August had a 6.88% coupon rate. Progress Energy issued commercial paper to fund the maturing medium-term notes.

       On August 20, 2001, Progress Energy issued 11 million shares of common stock at $40 per share for gross proceeds of $440 million. On August 24, 2001, Progress Energy issued an additional 1.65 million shares of common stock at $40 per share for gross proceeds of $66 million. Proceeds from the issuances were primarily used to retire commercial paper. This transaction completed the permanent financing of the FPC acquisition that closed on November 30, 2000.

       On October 16, 2001, CP&L announced the redemption on November 15, 2001, of $125 million principal amount of 8.55% Quarterly Income Capital Securities (Series A Subordinated Deferrable Interest Debentures), at 100% of the principal amount of such securities.

       On October 30, 2001, Progress Energy issued $400 million of Senior Notes, 5.85% Series due 2008 and $400 million of Senior Notes, 7.00% Series due 2031. Proceeds from the issuance were used to retire commercial paper.

8.     EARNINGS PER COMMON SHARE
       -------------------------

       Contingently issuable shares and restricted stock awards had a dilutive effect on earnings per share for the three and nine months ended September 30, 2001 and 2000, and increased the weighted-average number of common shares outstanding for dilutive purposes by 673,344 and 658,295 for the three and nine months ended September 30, 2001, respectively, and by 481,036 and 407,381 for the three and nine months ended September 30, 2000, respectively. The weighted-average number of common shares outstanding for dilutive purposes was 206.5 million and
       202.5 million for the three and nine months ended September 30, 2001, respectively, and 153.8 million and 153.6 million for the three and nine months ended September 30, 2000, respectively.

       Employee Stock Ownership Plan shares that have not been committed to be released to participants' accounts are not considered outstanding for the determination of earnings per common share. Those shares totaled 5,223,387 and 5,782,376 at September 30, 2001 and September 30, 2000,
       respectively.

9.     FPC-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES (QUIPS) OF
       --------------------------------------------------------------------
       SUBSIDIARY HOLDING SOLELY FPC GUARANTEED NOTES
       ----------------------------------------------

       In April 1999, FPC Capital I (the Trust), an indirect wholly-owned subsidiary of FPC, issued 12 million shares of $25 par cumulative FPC-obligated mandatorily redeemable preferred securities due 2039 (Preferred Securities), with an aggregate liquidation value of $300 million and a quarterly distribution rate of 7.10%. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (Funding Corp.) all of the common securities of the Trust (371,135 shares) for $9.3 million. Funding Corp. is a direct wholly-owned subsidiary of FPC.

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

10.     COMMITMENTS AND CONTINGENCIES
        -----------------------------

        Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 2000, with respect to the commitments discussed in Note 19 of the financial statements included in Progress Energy's 2000 Annual Report on Form 10-K.

        Contingencies

          1)   Insurance. Progress Energy is a member of Nuclear Electric
               ---------
               Insurance Limited (NEIL), which provides primary and excess insurance coverage against property damage to members' nuclear generating facilities. Under the primary program, Progress Energy is insured for $500 million at each of its nuclear plants. In addition to primary coverage, NEIL also provides decontamination, premature decommissioning and excess property insurance with limits of $2.0 billion on the Brunswick and Harris Plants, and $1.1 billion on the Robinson Plant and Crystal River Unit No. 3 (CR3).

               Insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at nuclear generating units is also provided through membership in NEIL. Progress Energy is insured thereunder, following a twelve week deductible period, for 52 weeks in the amount of $3.5 million per week at each of the nuclear units. An additional 104 weeks of coverage is provided at 80% of the above weekly amount. For the current policy period, Progress Energy is subject to retrospective premium assessments of up to approximately $15 million with respect to the primary coverage, $16.6 million with respect to the decontamination, decommissioning and excess property coverage, and $11.3 million for the incremental replacement power costs coverage, in the event covered losses at insured facilities exceed premiums, reserves, reinsurance and other NEIL resources. Pursuant to regulations of the NRC, Progress Energy's property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident and, second, to decontamination costs, before any proceeds can be used for decommissioning, plant repair or restoration. Progress Energy is responsible to the extent losses may exceed limits of the coverage described above.

               Progress Energy is insured against public liability for a nuclear incident up to $9.54 billion per occurrence. Under the provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, Progress Energy, as an owner of nuclear plants, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $200 million (currently available through commercial insurers), CP&L and Florida Power would be subject to pro rata assessments of up to $88.1 million for each reactor owned per occurrence. Payment of such assessments would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned.

               CP&L and Florida Power self-insure their transmission and distribution lines against loss due to storm damage and other natural disasters. Additionally, pursuant to a regulatory order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve. The reserve balance is approximately $34.0 million at September 30, 2001.

          2)   Regulatory developments.  Florida Power previously operated
               ----------------------
               under an agreement committing several parties not to seek any reduction in its base rates or authorized return on equity. That agreement expired on June 30, 2001. On May 3, 2001, the staff of the Florida Public Service Commission, or FPSC, recommended that the FPSC require Florida Power to submit, by September 14, 2001, minimum filing requirements, based on a 2002 projected year, to initiate a rate proceeding regarding its future base rates. The FPSC staff also recommended to the FPSC that, pending completion of Florida Power's rate case, annual revenues of $114 million should be held subject to refund to its customers. On June 20, 2001, the FPSC issued an order that Florida Power be required to hold $114 million of revenue subject to refund and to file, by September 14, 2001, minimum filing requirements based on a projected 2002 test year. On July 2, 2001, Florida Power filed a request for rehearing of the portion of the FPSC's order requiring that it hold $114 million of revenues subject to refund on the grounds that the order contradicted FPSC precedent, was inconsistent with the applicable statutory requirements and violated Florida Power's due process rights. On October 16, 2001, the Commission approved Florida Power's motion for reconsideration and reduced the revenue subject to refund by $16 million to $98 million. The Commission also allowed Florida Power to reduce the amount subject to refund if it is successful in recovering certain expenses incurred during 2001, thus potentially reducing the amount subject to refund.

     On September 14, 2001, Florida Power submitted its required rate filing, including its revenue requirements and supporting testimony. Under the filing, Florida Power customers would receive a $5 million annual credit rate for 15 years, or $75 million in total, from net synergies of its merger with Progress Energy. Additionally, the filing provides that the regulatory asset related to the purchase of Tiger Bay cogeneration facility in 1997 would be fully amortized by the end of 2003, which would provide customers with a further rate reduction of $37 million annually beginning in 2004. Also included in the filing is an incentive regulatory plan, which would provide for additional rate reductions through efficiencies derived as a result of Florida Power's ability to lower the future costs of its utility operations. Florida Power expects to satisfy an additional filing requirement due November 15, 2001. Hearings are scheduled to begin March 20, 2002, with a final decision expected in July 2002. The FPSC has encouraged its staff, Florida Power, and other parties to negotiate a settlement, if possible, before the hearings begin. Progress Energy cannot predict the outcome or impact of these matters.

3)   Claims and uncertainties.
     ------------------------

     a) Progress Energy is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

     Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several manufactured gas plant (MGP) sites to which both electric utilities and the gas utility have some connection. In this regard, both electric utilities and the gas utility, with other potentially responsible parties, are participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA), the Florida Department of Environment and Protection (FDEP) and the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). Although Progress Energy may incur costs at these sites about which it has been notified, based upon current status of these sites, Progress Energy does not expect those costs to be material to its consolidated financial position or results of operations. Progress Energy has accrued amounts to address known costs at certain of these sites.

     Both electric utilities, the gas utility and Progress Fuels are periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although Progress Energy's subsidiaries may incur costs at the sites about which they have been notified, based upon the current status of these sites, Progress Energy does not expect those costs to be material to the consolidated financial position or results of operations of Progress Energy.

     The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Both CP&L and Florida Power have been asked to provide information to the EPA as part of this initiative and have cooperated in providing the requested information. The EPA has initiated civil enforcement actions against other unaffiliated utilities as part of this initiative, some of which have resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. Progress Energy cannot predict the outcome of this matter.

     In 1998, the EPA published a final rule addressing the issue of regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 23 jurisdictions, including North and South Carolina, Georgia, but not Florida, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission level by May 31, 2004. CP&L is evaluating necessary measures to comply with the rule and estimates its related capital expenditures to meet these measures in North and South Carolina could be approximately $370 million, which has not been adjusted for inflation. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to Progress Energy's results of operations. Further controls are anticipated as electricity demand increases. Progress Energy cannot predict the outcome of this matter.

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

     The EPA published a final rule approving petitions under Section 126 of the Clean Air Act, which requires certain sources to make reductions in nitrogen oxide emissions by May 1, 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina fossil-fueled electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L, other utilities, trade organizations and other states are participating in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of Appeals ruled in favor of the EPA which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court in its May 15th decision rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In August 2001, the court granted a request by CP&L and other utilities to delay the implementation of the 126 Rule for electric generating units pending resolution by the EPA of the growth factor issue. The court's order tolls the three-year compliance period (originally set to end on May 1, 2003) for electric generating units as of May 15, 2001. Progress Energy cannot predict the outcome of this matter.

     On November 1, 2001, Progress Energy completed the sale of the Inland Marine Transportation segment to AEP Resources, Inc. In connection with the sale, Progress Energy entered into environmental indemnification provisions covering both unknown and known sites. As of September 30, 2001, Progress Energy has recorded an accrual to cover estimated probable future environmental expenditures. Progress Energy believes that it is reasonably possible that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amounts accrued as a result of new information. Progress Energy cannot predict the outcome of this matter.

     CP&L, Florida Power, Progress Ventures and NCNG have filed claims with Progress Energy's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.

     b) As required under the Nuclear Waste Policy Act of 1982, CP&L and Florida Power each entered into a contract with the Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

          In April 1995, the DOE issued a final interpretation that it did not have an unconditional obligation to take spent nuclear fuel by January 31, 1998. In Indiana & Michigan Power v. DOE, the Court of Appeals
                       -------------------------------
          vacated the DOE's final interpretation and ruled that the DOE had an unconditional obligation to begin taking spent nuclear fuel. The Court did not specify a remedy because the DOE was not yet in default.

          After the DOE failed to comply with the decision in Indiana & Michigan
                                                              ------------------
          Power v. DOE, a group of utilities petitioned the Court of Appeals in
          ------------
          Northern States Power (NSP) v. DOE, seeking an order requiring the DOE
          ----------------------------------
          to begin taking spent nuclear fuel by January 31, 1998. The DOE took the position that their delay was unavoidable, and the DOE was excused from performance under the terms and conditions of the contract. The Court of Appeals found that the delay was not unavoidable, but did not order the DOE to begin taking spent nuclear fuel, stating that the utilities had a potentially adequate remedy by filing a claim for damages under the contract.

          After the DOE failed to begin taking spent nuclear fuel by January 31, 1998, a group of utilities filed a motion with the Court of Appeals to enforce the mandate in NSP v. DOE. Specifically, this group of
                                 ----------
          utilities asked the Court to permit the utilities to escrow their waste fee payments, to order the DOE not to use the waste fund to pay damages to the utilities, and to order the DOE to establish a schedule for disposal of spent nuclear fuel. The Court denied this motion based primarily on the grounds that a review of the matter was premature, and that some of the requested remedies fell outside of the mandate in NSP v. DOE.
          ----------

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

          With certain modifications, CP&L's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on CP&L's system through the expiration of the current operating licenses for all of CP&L's nuclear generating units. Subsequent to the expiration of these licenses, dry storage may be necessary. CP&L obtained NRC approval to use additional storage space at the Harris Plant in December 2000. Florida Power currently is storing spent nuclear fuel onsite in spent fuel pools. If Florida Power does not seek renewal of the CR3 operating license, CR3 will have sufficient storage capacity in place for fuel consumed through the end of the expiration of the license in 2016. If Florida Power extends the CR3 operating license, dry storage may be necessary.

          c) Progress Energy and its subsidiaries are involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the final disposition of pending litigation would not have a material adverse effect on Progress Energy's consolidated results of operations or financial position.

11.  SUBSEQUENT EVENT
     ----------------

     Progress Energy has compensation plans for officers and key employees of the Company that are stock-based in whole or in part. The Company measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

     Progress Energy may grant stock option awards pursuant to the Company's 1997 Equity Incentive Plan, Amended and Restated as of September 26, 2001. On October 1, 2001, Progress Energy made an initial grant of approximately
     2.4 million options at a price equal to the closing market price of the stock on the date of the grant. The stock options expire 10 years from the date they were granted and vest over a three-year period, with one-third of the options vesting each year.

                         CAROLINA POWER & LIGHT COMPANY
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2001

STATEMENTS OF INCOME

                                                                       Three Months Ended             Nine Months Ended
                                                                         September 30,                  September 30,
(In thousands)                                                        2001            2000           2001           2000
----------------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Electric                                                      $   973,803    $     919,547   $  2,577,664   $  2,474,847
  Natural gas                                                             -                -              -        147,448
  Diversified businesses                                              3,088            4,273          9,208         67,891
----------------------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                                      976,891          923,820      2,586,872      2,690,186
----------------------------------------------------------------------------------------------------------------------------
Operating Expenses
  Fuel used in electric generation                                  186,546          175,090        497,687        472,479
  Purchased power                                                   113,837           98,172        291,038        253,498
  Gas purchased for resale                                                -                -              -        103,734
  Other operation and maintenance                                   167,153          153,721        515,241        516,937
  Depreciation and amortization                                     143,720          132,010        421,513        406,729
  Taxes other than on income                                         40,872           38,672        115,130        111,517
  Diversified businesses                                              2,286           14,773          7,756        117,694
----------------------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                                      654,414          612,438      1,848,365      1,982,588
----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                    322,477          311,382        738,507        707,598
----------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                                                     2,660            3,654         13,686          8,965
  Other, net                                                          4,610          214,392         16,530        216,975
----------------------------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                                    7,270          218,046         30,216        225,940
----------------------------------------------------------------------------------------------------------------------------
Interest Charges
  Long-term debt                                                     60,423           50,703        185,689        155,625
  Other interest charges                                              2,587            4,948          7,500         14,229
  Allowance for borrowed funds used during construction              (3,777)          (4,414)        (8,125)       (15,343)
----------------------------------------------------------------------------------------------------------------------------
      Net Interest Charges                                           59,233           51,237        185,064        154,511
----------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                          270,514          478,191        583,659        779,027
Income Taxes                                                        102,640          186,278        210,033        292,910
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                          167,874          291,913        373,626        486,117
Preferred Stock Dividend Requirements                                   741              741          2,223          2,225
----------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                       $   167,133    $     291,172   $    371,403   $    483,892
============================================================================================================================

See Notes to Carolina Power & Light Company Consolidated Interim Financial Statements.

Carolina Power & Light Company
CONSOLIDATED BALANCE SHEETS
(In thousands)                                                             September 30,         December 31,
Assets                                                                         2001                 2000
-------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                      $   11,855,720        $   11,125,901
  Accumulated depreciation                                                   (5,866,676)           (5,505,731)
-------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                         5,989,044             5,620,170
  Held for future use                                                             7,105                 7,105
  Construction work in progress                                                 648,034               815,246
  Nuclear fuel, net of amortization                                             180,909               184,813
-------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                              6,825,092             6,627,334
-------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                      39,725                30,070
  Accounts receivable                                                           552,271               466,774
  Receivables from affiliated companies                                         313,846               362,834
  Taxes receivable                                                                    -                15,412
  Inventory                                                                     325,673               233,369
  Deferred fuel cost                                                            132,070               119,853
  Prepayments                                                                    21,245                24,284
  Other current assets                                                           75,882                75,451
-------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                  1,460,712             1,328,047
-------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates                                 217,649               210,571
  Harris Plant deferred costs                                                    35,661                44,813
  Unamortized debt expense                                                       16,605                15,716
  Nuclear decommissioning trust funds                                           409,538               411,279
  Diversified business property, net                                            105,306               102,294
  Miscellaneous other property and investments                                  356,760               395,995
  Other assets and deferred debits                                              119,025               124,339
-------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                1,260,544             1,305,007
-------------------------------------------------------------------------------------------------------------
           Total Assets                                                  $    9,546,348        $    9,260,388
=============================================================================================================

Capitalization and Liabilities
-------------------------------------------------------------------------------------------------------------
Capitalization
-------------------------------------------------------------------------------------------------------------
  Common stock                                                           $    1,900,993        $    1,753,105
  Unearned ESOP common stock                                                   (114,914)             (127,211)
  Retained earnings                                                           1,380,743             1,226,144
  Accumulated other comprehensive loss                                           (8,370)                    -
  Preferred stock - not subject to mandatory redemption                          59,334                59,334
  Long-term debt, net                                                         3,099,154             3,619,984
-------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                  6,316,940             6,531,356
-------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                             630,970                     -
  Accounts payable                                                              300,718               281,026
  Payables to affiliated companies                                               10,393               275,976
  Taxes accrued                                                                 174,127                     -
  Interest accrued                                                               58,440                56,259
  Dividends declared                                                              1,482                 1,482
  Other current liabilities                                                     207,384               146,191
-------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                             1,383,514               760,934
-------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                           1,366,029             1,491,660
  Accumulated deferred investment tax credits                                   172,710               197,207
  Other liabilities and deferred credits                                        307,155               279,231
--------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                          1,845,894             1,968,098
-------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 6)
-------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                            $    9,546,348        $    9,260,388
=============================================================================================================

See Notes to Carolina Power & Light Company Consolidated Interim Financial Statements.

Carolina Power & Light Company
STATEMENTS OF CASH FLOWS                                                            Nine Months Ended
                                                                                      September 30,
(In thousands)                                                                     2001           2000
----------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                                   $   373,626    $    486,117
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                489,420         474,410
      Deferred income taxes                                                        (93,073)        (73,516)
      Investment tax credit                                                        (12,518)         (7,749)
      Gain on sale of investment                                                         -        (200,000)
      Deferred fuel credit                                                         (12,217)        (26,215)
      Net (increase) decrease in accounts receivable                                62,351        (119,217)
      Net increase in inventories                                                  (92,304)        (14,904)
      Net decrease in prepaids and other current assets                              2,607          98,273
      Net increase (decrease) in accounts payable                                 (193,524)         10,224
      Net increase in other current liabilities                                    137,988         228,527
      Other                                                                         48,376          56,601
----------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                                  710,732         912,551
----------------------------------------------------------------------------------------------------------

Investing Activities
  Gross property additions                                                        (615,554)       (613,985)
  Nuclear fuel additions                                                           (70,316)        (46,936)
  Proceeds from sale of investment                                                       -         200,000
  Contributions to nuclear decommissioning trust                                   (25,564)        (25,603)
  Increase in cash restricted for redemption of long-term debt                           -           4,051
  Net cash flow of company-owned life insurance program                             (5,137)         (4,858)
  Diversified business property additions                                           (5,311)        (34,875)
  Investments in non-utility activities                                             (8,355)       (106,197)
----------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                                     (730,237)       (628,403)
----------------------------------------------------------------------------------------------------------

Financing Activities
  Proceeds from issuance of long-term debt                                         296,124         783,052
  Net decrease in commercial paper reclassified to long-term debt                 (181,860)         (6,445)
  Net increase in outstanding payments                                                   -          21,069
  Retirement of long-term debt                                                        (217)       (695,147)
  Redemption of preferred stock                                                          -             (42)
  Equity contribution from parent                                                  115,000               -
  Dividends paid to parent                                                        (197,664)              -
  Dividends paid on common stock                                                         -        (237,706)
  Dividends paid on preferred stock                                                 (2,223)         (2,225)
----------------------------------------------------------------------------------------------------------
        Net Cash Provided by (Used in) Financing Activities                         29,160        (137,444)
----------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                            9,655         146,704
Decrease in Cash from Stock Distribution (see Note 1)                                              (11,755)
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                30,070          79,871
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                 $    39,725    $    214,820
----------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                                         $   178,463    $    158,940
                              income taxes                                     $   118,206    $    187,340
==========================================================================================================

See Notes to Carolina Power & Light Company Consolidated Interim Financial Statements.

Carolina Power & Light Company
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.   ORGANIZATION AND BASIS OF PRESENTATION
     --------------------------------------

     A.   Organization. Carolina Power & Light Company (CP&L) is a public
          ------------
          service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. CP&L is a wholly-owned subsidiary of Progress Energy, Inc. (Progress Energy), which was formed as a result of the reorganization of CP&L into a holding company structure on June 19, 2000. All shares of common stock of CP&L were exchanged for an equal number of shares of CP&L Energy. On December 4, 2000, CP&L Energy changed its name to Progress Energy, Inc. Progress Energy is a registered holding company under the Public Utility Holding Company Act of 1935, as amended (PUCHA). Both Progress Energy and its subsidiaries are subject to the regulatory provisions of PUCHA.

          On July 1, 2000, CP&L distributed its ownership interest in the stock of North Carolina Natural Gas (NCNG), Strategic Resource Solutions Corp. (SRS), Monroe Power Company (Monroe Power) and Progress Ventures, Inc. (formerly Progress Energy Ventures, Inc.) to Progress Energy. As a result, those companies are direct subsidiaries of the Progress Energy, Inc. and are not included in CP&L's results of operations and financial position since that date.

     B.   Basis of Presentation. These financial statements have been prepared
          ---------------------
          in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2000 and notes thereto included in CP&L's Form 10-K for the year ended December 31, 2000.

          The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present CP&L's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain amounts for 2000 have been reclassified to conform to the 2001 presentation, with no effect on previously reported net income or common stock equity.

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


2.   FINANCIAL INFORMATION BY BUSINESS SEGMENT
     -----------------------------------------

     As described in Note 1A, on July 1, 2000, CP&L distributed its ownership interest in the stock of NCNG, SRS, Monroe Power and Progress Ventures, Inc. to Progress Energy. As a result, those companies are direct subsidiaries of Progress Energy and are not included in CP&L's results of operations and financial position since that date.

     Subsequent to July 1, 2000, CP&L's operations consist primarily of the CP&L Utility segment with no other material segments. The CP&L Utility segment includes both retail and wholesale electric operations and trading activities.

          The financial information by business segment for CP&L Utility for the three and nine months ended September 30, 2001, and 2000 is as follows:


                                                                         Three Months Ended
         (in thousands)                              September 30, 2001        September 30, 2000
         --------------------------------------------------------------------------------------
         Revenues

              Unaffiliated                                   $  973,803                $  919,547
              Intersegment                                            -                         -
                                                    ---------------------------------------------
                   Total Revenues                            $  973,803                $  919,547
         Segment Income                                      $  165,807                $  178,136
         Total Segment Assets                                $9,101,248                $8,886,769
         ========================================================================================

                                                                         Nine Months Ended
         (in thousands)                              September 30, 2001        September 30, 2000
         ----------------------------------------------------------------------------------------
         Revenues

              Unaffiliated                                   $2,577,664                $2,474,847
              Intersegment                                            -                         -
                                                    ---------------------------------------------
                   Total Revenues                            $2,577,664                $2,474,847
         Segment Income                                      $  368,856                $  386,927
         Total Segment Assets                                $9,101,248                $8,886,769
         ========================================================================================

          The primary differences between the CP&L Utility and CP&L consolidated financial information relate to other non-electric operations, elimination entries, and the $121.1 million after-tax gain on the sale of the limited partnership interest in BellSouth Carolinas PCS in September 2000.

3.        IMPACT OF NEW ACCOUNTING STANDARDS
          ----------------------------------

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

          During the second quarter of 2001, the Financial Accounting Standards Board (FASB) issued interpretations of SFAS No. 133 indicating that options in general cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. These interpretations were effective July 1, 2001. Those interpretations would not result in mark-to-market effects on CP&L's financial statements based on contracts currently outstanding. In October 2001, the FASB revised criteria related to the exception for certain electricity contracts, with the revision to be effective January 1, 2002. It is unclear whether or not that revision will be sustained and, if so, what effects the revision would have on CP&L's financial statements. If an electricity or fuel supply contract in its regulated business is subject to mark-to-market accounting, there would be no income statement effect of the mark to market because the contract's mark-to-market gain or loss will be recorded as a regulatory asset or liability. Any mark-to-market gains or losses on contracts outside its regulated business will affect income unless those contracts qualify for hedge accounting treatment.

          The application of the new rules is still evolving and further guidance from the FASB is expected, which could additionally impact CP&L's financial statements.

          On July 20, 2001, the FASB issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and clarifies the criteria for recording of other intangible assets separately from goodwill. SFAS No. 142 requires that, effective January 1, 2002, a company cease amortization of goodwill. CP&L does not have any goodwill recorded on its records, and therefore the adoption of these statements will not impact CP&L's financial statements.

     On August 15, 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. CP&L is currently assessing the impact adoption of this statement will have on the financial statements.

     On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". It also supercedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The Statement is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. CP&L is currently assessing the impact adopting this statement will have on the financial statements.

4.   COMPREHENSIVE INCOME
     --------------------

     Comprehensive income for the three and nine months ended September 30, 2001 was $164.1 and $365.2 million, respectively. Items of other comprehensive income for the three and nine month periods consisted of derivatives used to hedge cash flows related to interest on long term debt. Prior to the adoption of SFAS No. 133 (see Note 3) CP&L had no other comprehensive income items and therefore comprehensive income for the three and nine months ended September 30, 2000 is equal to net income for those periods.

5.   FINANCING ACTIVITIES
     --------------------

     On April 9, 2001, CP&L issued $300 million of Medium-Term Notes, 6.65% Series D due April 1, 2008. Proceeds from the issuance were primarily used to retire commercial paper.

     On October 16, 2001, CP&L announced the redemption on November 15, 2001, of $125 million principal amount of 8.55% Quarterly Income Capital Securities (Series A Subordinated Deferrable Interest Debentures), at 100% of the principal amount of such securities.

6.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 2000, with respect to the commitments discussed in Note 16 of the financial statements included in CP&L's 2000 Annual Report on Form 10-K.

     Contingencies

          1)   Insurance. CP&L is a member of Nuclear Electric Insurance
               ---------
               Limited (NEIL), which provides primary and excess insurance coverage against property damage to members' nuclear generating facilities. Under the primary program, CP&L is insured for $500 million at each of its nuclear plants. In addition to primary coverage, NEIL also provides decontamination, premature decommissioning and excess property insurance with limits of $2.0 billion on the Brunswick and Harris Plants, and $1.1 million on the Robinson Plant.

               Insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at nuclear generating units is also provided through membership in NEIL. CP&L is insured thereunder, following a twelve week deductible period, for 52 weeks in the amount of $3.5 million per week at each of its nuclear units. An additional 104 weeks of coverage is provided at 80% of the above weekly amount. For the current policy period, CP&L is subject to retrospective premium assessments of up to approximately $11.6 million with respect to the primary coverage, $13.3 million with respect to the decontamination, decommissioning and excess property coverage and $8.9 million for the incremental replacement power costs coverage, in the event covered losses at insured facilities exceed premiums, reserves, reinsurance and other NEIL resources. Pursuant to regulations of the Nuclear Regulatory Commission, CP&L's property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident and, second, to decontamination costs, before any proceeds can be used for decommissioning, plant repair or restoration. CP&L is responsible to the extent losses may exceed limits of the coverage described above.

               CP&L is insured against public liability for a nuclear incident up to $9.54 billion per occurrence. Under the provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, CP&L, as an owner of nuclear plants, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $200 million (currently available through commercial insurance), CP&L would be subject to a pro rata assessment of up to $88.1 million for each reactor owned per occurrence. Payment of such assessments would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned.

               CP&L self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters.

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

               The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. CP&L has been asked to provide information to the EPA as part of this initiative and has cooperated in providing the requested information. The EPA has initiated civil enforcement actions against other unaffiliated utilities as part of this initiative, some of which have resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. CP&L cannot predict the outcome of this matter.

               In 1998, the EPA published a final rule addressing the issue of regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 23 jurisdictions, including North and South Carolina, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission level by May 31, 2004. CP&L is evaluating necessary measures to comply with the rule and estimates its related capital expenditures to meet these measures in North and South Carolina could be approximately $370 million, which has not been adjusted for inflation. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to CP&L's results of operations. Further controls are anticipated as electricity demand increases. CP&L cannot predict the outcome of this matter.

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

               The EPA published a final rule approving petitions under Section 126 of the Clean Air Act, which requires certain sources to make reductions in nitrogen oxide emissions by May 1, 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina fossil-fueled electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L, other utilities, trade organizations and other states are participating in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of Appeals ruled in favor of the EPA which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court in its May 15th decision rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In August 2001, the court granted a request by CP&L and other utilities to delay the implementation of the 126 Rule for electric generating units pending resolution by the EPA of the growth factor issue. The court's order tolls the three-year compliance period (originally set to end on May 1, 2003) for electric generating units as of May 15, 2001. CP&L cannot predict the outcome of this matter.

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

               In April 1995, the DOE issued a final interpretation that it did not have an unconditional obligation to take spent nuclear fuel by January 31, 1998. In Indiana & Michigan Power v. DOE, the
                                       -------------------------------
               Court of Appeals vacated the DOE's final interpretation and ruled that the DOE had an unconditional obligation to begin taking spent nuclear fuel. The Court did not specify a remedy because the DOE was not yet in default.

               After the DOE failed to comply with the decision in Indiana &
                                                                   ---------
               Michigan Power v. DOE, a group of utilities petitioned the Court
               ---------------------
               of Appeals in Northern States Power (NSP) v. DOE, seeking an
                             ----------------------------------
               order requiring the DOE to begin taking spent nuclear fuel by
               January 31, 1998. The DOE took the position that their delay was unavoidable, and the DOE was excused from performance under the terms and conditions of the contract. The Court of Appeals found that the delay was not unavoidable, but did not order the DOE to begin taking spent nuclear fuel, stating that the utilities had a potentially adequate remedy by filing a claim for damages under the contract.

               After the DOE failed to begin taking spent nuclear fuel by January 31, 1998, a group of utilities filed a motion with the Court of Appeals to enforce the mandate in NSP v. DOE.
                                                          ----------
               Specifically, this group of utilities asked the Court to permit the utilities to escrow their waste fee payments, to order the DOE not to use the waste fund to pay damages to the utilities, and to order the DOE to establish a schedule for disposal of spent nuclear fuel. The Court denied this motion based primarily on the grounds that a review of the matter was premature, and that some of the requested remedies fell outside of the mandate in NSP v. DOE.
                  ----------

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

               With certain modifications, CP&L's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on its system through the expiration of the current operating licenses for all of its nuclear generating units. Subsequent to the expiration of these licenses, dry storage may be necessary. CP&L obtained NRC approval to use additional storage space at the Harris Plant in December 2000.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS
---------------------
For the three and nine months ended September 30, 2001, as compared to the corresponding periods in the prior year

Progress Energy, Inc.

Operating Results
-----------------

Progress Energy's consolidated earnings for the three months ended September 30, 2001, were $366.4 million, or $1.78 per share, compared to earnings of $297.1 million, or $1.94 per share, for the same period in 2000. Earnings for the nine months ended September 30, 2001 were $632.1 million, $3.13 per share, compared to earnings of $489.8 million, or $3.20 per share for the same period in 2000. Earnings for the prior year include a $121.1 million after-tax gain on the sale of the 10% limited partnership interest in BellSouth Carolinas PCS in September 2000. The increase in Progress Energy's earnings for the three and nine-month period is primarily related to Florida Progress being included in Progress Energy's results of operations since the acquisition date of November 30, 2000. Operating results for the three and nine months ended September 30, 2001 were also favorably impacted by expanded operations in the Progress Ventures business segment.

Business segment earnings and the factors affecting them are discussed below.

CP&L Electric
-------------

CP&L Electric contributed net income of $153.4 million and $327.8 million for the three and nine months ended September 30, 2001, respectively, and $154.4 million and $322.5 million for the same periods in 2000, respectively. Wholesale sales are reported in the Progress Ventures segment.

The components of retail electric megawatt-hour sales for the three and nine months ended September 30, 2001, and 2000 were as follows:

     (In millions of mWh)

                                  Three Months Ended                      Nine Months Ended
                                     September 30,                           September 30,
                              2001       2000      % Change       2001           2000      % Change
                              ----       ----      --------       ----           ----      --------
   Residential                4,015      3,924        2.3%       11,469         10,875       5.5%
   Commercial                 3,433      3,353        2.4         9,186          8,712       5.5
   Industrial                 3,540      3,892       (9.1)       10,145         10,969      (7.5)
   Governmental                 414        416       (0.5)        1,093          1,079       1.3
-----------------------------------------------              --------------------------
   Total Retail mWh Sales    11,402     11,585       (1.6)%      31,893         31,635       0.8%

For the year to date, residential and commercial mWh sales reflect continued growth in the number of customers served by CP&L and increased usage. Weather has had a positive impact for the quarter and nine months ended September 30, 2001, compared to the same periods in the prior year. For the third quarter, the residential sales increased when compared to the same period last year due to customer growth and usage and favorable weather. Industrial sales experienced an overall decrease for the quarter and year to date primarily related to the textile, paper and chemical industries, which continue to be negatively affected by the economic downturn that is expected to continue.

Fuel used for electric generation, excluding fuel related to wholesale sales, increased for the quarter mainly due to increases in price. For the year to date, fuel related to retail sales increased primarily due to price increases in the current year, partially offset by a deferred fuel write-off in June 2000 and a decrease in generation.

Purchased power, excluding that purchased for wholesale sales, increased for the year to date period primarily due to increases in price and volume, offset by decreases in purchases from co-generators. The decrease in co-generator purchases was due to the termination of two contracts in the fourth quarter of 2000. For the quarter, purchased power increased due to price and volume.

Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

Other operation and maintenance expense decreased for the nine months ended September 30, 2001, due to the absence of restoration costs associated with the severe winter storm and record breaking snowfall in January 2000. Operation and maintenance expenses in the third quarter, as compared to the prior year, increased primarily due to the timing of planned nuclear plant outage costs, and higher transmission expenses.

Florida Power Electric
----------------------

The results shown in the Progress Energy consolidated financial statements for the Florida Power Electric segment are not comparable to the prior year as the operating results of Florida Power have only been included in Progress Energy's results of operations since the date of acquisition on November 30, 2000.

Florida Power Electric contributed net income of $107.4 million and $251.6 million for the three and nine months ended September 30, 2001, respectively. Wholesale sales are being reported in the Progress Ventures segment. The components of retail electric megawatt-hour sales for the three and nine months ended September 30, 2001, and 2000 were as follows:

     (In millions of mWh)

                                    Three Months Ended                     Nine Months Ended
                                       September 30,                          September 30,
                               2001        2000     % Change       2001           2000       % Change
                               ----        ----     --------       ----           ----       --------
  Residential                  5,370       5,467      (1.8)%      13,842         13,267         4.3%
  Commercial                   3,164       3,184      (0.6)        8,367          8,215         1.9
  Industrial                     934       1,078     (13.4)        2,923          3,244        (9.9)
  Governmental                   751         738       1.8         2,041          1,988         2.7
-------------------------------------------------              -------------------------
  Total Retail mWh  Sales     10,219      10,467      (2.4)%      27,173         26,714         1.7%

Florida Power's retail megawatt-hour sales decreased slightly during the third quarter of 2001 and increased slightly for the year to date compared with 2000. Residential and commercial sectors increased year to date due to continued customer growth, partially offset by cooler weather, which is a key factor influencing usage among residential customers. Cooler weather also negatively influenced retail sales for the quarter, but was partially offset by customer growth. Industrial sales declined due to weakness in the manufacturing sector and phosphate industry, which continue to be affected by the economic downturn that is expected to continue.

Fuel used in generation and purchased power increased for the third quarter and first nine months of 2001 when compared to the same periods last year. The increase is due mainly to the increased price of coal in the third quarter, and coal, oil and gas for the year compared to the same periods in 2000. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results. Operations and maintenance expense increased slightly during the quarter but decreased year to date. The decrease is due primarily to lower plant maintenance costs, partially offset by a prior year refund of transmission charges from a supplier.

Natural Gas
-----------

Natural Gas operations had a net loss of $3.2 million and $0.9 million for the three and nine months ended September 30, 2001, respectively. For the same periods in 2000, this segment contributed a net loss of $0.5 million and net income of $8.4 million, respectively. The decreased earnings is mainly due to reduced sales to certain large industrial customers with fuel switching capabilities and declines in sales due to economic conditions, primarily in the textile industry. Natural gas revenues increased for the nine months ended September 30, 2001, when compared to the same period in the prior year, mainly due to increases in the market price of natural gas, which are recovered primarily through cost recovery clauses. Revenues decreased for the three-month period due to industrial sales, which are down due to lower consumption because gas prices are higher than alternative fuel prices and a shift from sales to transportation service.

Depreciation expense increased in the current year primarily due to the Sandhills Pipeline, which went into operation in March of 2001.

Operation and maintenance expenses increased slightly for the three and nine months ended September 30, 2001 when compared to the same period in the prior year due to increases in bad debt expense associated with increases in natural gas revenues, increases in staffing levels and associated overhead.

Progress Ventures
-----------------

Progress Ventures, formerly reported as Energy Ventures, contributed net income of $80.1 million and $218.8 million, respectively, for the three and nine months ended September 30, 2001, and $35.1 million and $76.8 million, respectively, for the same periods in 2000. The Progress Ventures segment operations include fuel extraction, manufacturing and delivery, synthetic fuels production, merchant generation, and energy marketing and trading activities on behalf of the utility operating companies. Energy marketing and trading activities include wholesale sales on behalf of the utilities. Due to the creation of Progress Ventures in 2000 and the acquisition of Electric Fuels' subsidiaries through the FPC acquisition, the results of operations for the Progress Ventures segment are not comparable to the prior year.

The increase in earnings for this segment is primarily due to the tax credits generated by Progress Energy's synthetic fuel operations (see "Other Matters" below). The Progress Ventures segment sold 4.1 million and 10.3 million tons of synthetic fuel for the three and nine months ended September 30, 2001, respectively, and 1.0 million and 1.2 million tons for the quarter and year to date periods ended September 30, 2000, respectively.

Progress Ventures' energy marketing and trading activities on behalf of CP&L generated net income of $12.4 million and $41.0 million, for the three and nine months ended September 30, 2001, respectively, compared to net income of $23.7 million and $60.4 million, respectively, for the same periods in the prior year. Earnings from the trading operations decreased over these periods due to softness in the energy market in the current year and mark-to-market adjustments on open trading positions. Earnings from the term marketing operations were relatively flat compared with the prior year. Progress Ventures' energy marketing and trading activities on behalf of Florida Power for the nine months ended September 30, 2001 of $18.4 million increased over the prior year primarily due to increased sales to Seminole Electric Cooperative, Florida Power's largest wholesale customer.

The fuel extraction, manufacturing and delivery operations were owned by Progress Fuels and therefore results are not comparable due to the acquisition of FPC in November 2000. Merchant generation operations for the current year were consistent with the prior period results. Progress Energy expects earnings in merchant generation to increase through the addition of a plant in Florida, transfer of generating assets in Rowan County from CP&L to Progress Ventures and an additional acquisition of electric generating projects. See "Company Activities" below for a detail of Progress Energy's plant developments.

Rail Services
-------------

Rail Services' operations represent the activities of Progress Rail Services Corporation (Progress Rail) and include railcar repair, rail parts reconditioning and sales, scrap metal recycling and other rail related services. Rail Service's results for the nine months ended September 30, 2001, include Rail Service's cumulative revenues and net loss from the date of acquisition, November 30, 2000.

Due to the acquisition of Progress Rail through the FPC acquisition, the results of operations for the Rail Services segment are not comparable to the prior year. Current year net losses of $2.2 million and $9.7 million for the three and nine months ended September 30, 2001, respectively, were negatively affected by the significant downturn in the domestic scrap market and a decrease in rail service procurement by major railroads.

Other
-----

The Other segment contributed net income of $30.9 million and a net loss of $155.5 million for the three and nine months ended September 30, 2001, and net income of $108.1 million and $82.1 million, respectively, for the same periods in 2000. The Other segment primarily includes certain holding company results and the operations of Strategic Resource Solutions Corp. (SRS), Progress Telecommunications Corporation (Progress Telecom) and Caronet, Inc. The decrease in earnings for the three and nine months ended September 30, 2001, when compared to the same periods in the prior year, is primarily due to a $121.1 million after-tax gain on the sale of Caronet, Inc.'s 10% limited partnership interest in BellSouth Carolinas PCS in September 2000. Increases in interest expense for holding company debt and goodwill amortization resulting from the acquisition of Florida Progress increased current year expenses. See "New Accounting Standards" below for information on recent developments related to goodwill amortization. The decrease in earnings was partially offset by intra-period tax allocation adjustments and Contingent Value Obligation (CVO) mark-to market.

Generally accepted accounting principles require companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual rate. Income tax expense was decreased by $72.6 million and $27.2 million for the third quarter and year to date, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. The tax credits associated with Progress Energy's synthetic fuel operations lower the overall effective tax rate. Fluctuations in estimated earnings and tax credits can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

Progress Energy issued 98.6 million CVOs in connection with the Florida Progress acquisition. Each CVO represents the right to receive contingent payments based on the performance of four synthetic fuel facilities owned by Progress Energy. The payments, if any, are based on the net after-tax cash flows the facilities generate. These CVOs are valued at fair value and unrealized gains and losses from changes in fair value are recognized in earnings. At September 30, 2001, the CVOs had a fair market value of approximately $32.5 million. Progress Energy recorded gains of $16.8 million and $7.9 million for the three and nine-month periods ended September 30, 2001, respectively, to record the change in fair value of CVOs.

The operations of SRS, Progress Telecom and Caronet did not have a material impact on Progress Energy's results for the three and nine months ended September 30, 2001.

Due to the historical losses at SRS, which include net losses of $2.1 million and $5.6 million for the three and nine months ended September 30, 2001, respectively, and the decline of the market value for technology companies, Progress Energy is assessing the recoverability of SRS's long-lived assets, which totaled approximately $43 million at September 30, 2001. Progress Energy expects to conclude the assessment in the fourth quarter.

As of September 30, 2001, Progress Energy's cost basis investment in Interpath was approximately $150 million. Due to the overall conditions in the technology industry, and in the Application Service Provider segment in particular, Progress Energy has initiated a valuation study to help assess the recoverability of its investment in Interpath. Progress Energy expects to receive the results in the fourth quarter.

The results of these assessments may require a writedown of a major portion of these assets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Progress Energy, Inc.

During the nine months ended September 30, 2001, $874.9 million was spent on the utility subsidiaries' construction program and $185.2 million was spent in diversified business property additions. These amounts are not comparable to the prior year due to the acquisition of FPC on November 30, 2000.

In February 2001, Progress Energy issued $3.2 billion of senior unsecured notes with maturities ranging from three to thirty years. These notes were issued with a weighted average coupon of 7.06%. Proceeds from this issuance were primarily used to retire commercial paper and other short-term indebtedness issued in connection with the FPC acquisition. As a result of the issuance of $3.2 billion of senior notes, availability under Progress Energy's line of credit, which is used to support its commercial paper borrowings, was reduced to $550 million

During the first quarter of 2001, Progress Capital Holdings retired $31 million of Medium-Term Notes. The $6 million of medium-term notes that were retired in January had a 9.95% coupon rate, and the $25 million of medium-term notes that were retired in February had a 6.13% coupon rate. Progress Energy issued commercial paper to fund the maturing medium-term notes.

On April 9, 2001, CP&L issued $300 million of Medium-Term Notes, 6.65% Series D due April 1, 2008. Proceeds from the issuance were primarily used to retire commercial paper.

On July 1, 2001, $80 million of Florida Power's Medium-Term Notes, 6.47% Series matured. Florida Power issued commercial paper to fund the maturing medium-term notes.

On July 18, 2001, Florida Power issued $300 million of First Mortgage Bonds, 6.650% Series due July 15, 2011. Proceeds from the issuance were primarily used to retire commercial paper.

During the third quarter of 2001, Progress Capital Holdings retired $70 million of Medium-Term Notes. The $10 million of medium-term notes that were retired in July had a 9.55% coupon rate, and the $60 million of medium-term notes that were retired in August had a 6.88% coupon rate. Progress Energy issued commercial paper to fund the maturing medium-term notes.

On August 20, 2001, Progress Energy issued 11 million shares of common stock at $40 per share for gross proceeds of $440 million. On August 24, 2001, Progress Energy issued an additional 1.65 million shares of common stock at $40 per share for gross proceeds of $66 million. Proceeds from the issuance were primarily used to retire commercial paper.

On October 16, 2001, CP&L announced the redemption on November 15, 2001, of $125 million principal amount of 8.55% Quarterly Income Capital Securities (Series A Subordinated Deferrable Interest Debentures), at 100% of the principal amount of such securities.

On October 30, 2001, Progress Energy issued $400 million of Senior Notes, 5.85% Series due 2008 and $400 million of Senior Notes, 7.00% Series due 2031. Proceeds from the issuance were primarily used to retire commercial paper.

OTHER MATTERS
-------------

Company Activities
------------------

In July 2001, Progress Energy announced that it is building a plant to include two 160 MW combustion turbine peaking generators at a site in DeSoto County, Fla., about 50 miles east of Sarasota. Plant capacity has been pre-sold to another utility. Environmental permits and zoning have been approved for the plant site, and construction is under way. The plant is expected to be completed in June 2002, to coincide with the start of the contract.

In June 2001, the NCUC held a hearing concerning Progress Energy's application to transfer certificates granted for eleven generating units in Richmond and Rowan counties, N.C., from the regulated electric utility, CP&L, to Progress Ventures. In September 2001, the NCUC approved the transfer of three 160 MW combustion turbine generators and related generation infrastructure at the Rowan County facility from CP&L to Progress Ventures. The transfer of these assets is expected to occur in the fourth quarter of 2001. These generating units were completed in May 2001 and the majority of their output is sold under long term wholesale contracts. CP&L's initial application had also requested the transfer of a total of 1,280 MW of current and planned capacity in Richmond County, all of which was expected to have been sold back to CP&L for up to five years. The NCUC did not approve the Richmond County portion of the application due to concerns that the Richmond County capacity was needed to serve CP&L's native load obligations.

On November 6, 2001, Progress Ventures, Inc. announced that it had entered into a definitive agreement with LG&E Energy Corp., a subsidiary of Powergen plc, to acquire two electric generating projects totaling 1,182 megawatts in Georgia for a total cash consideration of $345 million. The two projects consist of 1) the Monroe project in Monroe, Georgia, a 496 MW natural gas-fired pant placed in service in June 2001 and 2) the Tiger Creek project in Washington County, Georgia, a planned 686 MW natural gas-fired plant expected to be operational by June 2003. The transaction includes a power-purchase agreement with LG&E Marketing for both projects through December 31, 2004. In addition, there is a project-management completion agreement with LG&E whereby Progress Ventures has assumed certain liabilities to facilitate buildout of the Tiger Creek project. The transaction is subject to approval by FERC and other regulatory agencies, and is expected to be completed by early 2002.

Natural Gas Activities
----------------------

The Eastern North Carolina Natural Gas Co. (EasternNC) is a corporation formed equally between the Albemarle Pamlico Economic Development Corporation (APEC) and Progress Energy to build an 800-mile natural gas pipeline system to serve 14 eastern North Carolina counties. EasternNC has begun surveying, designing, engineering and environmental permitting for the first phase of the project. The initial phase consists of about 125 miles of transmission (6- to 12-inch diameter) pipeline and about 75 miles of distribution (2- to 6-inch diameter) pipe. Construction of the first phase began in October 2001 and is scheduled to be completed by mid-summer 2002. The entire project should be completed by the end of 2004.

Progress Energy has agreed to fund a portion of the project, currently estimated to be approximately $22 million. EasternNC plans to obtain additional capital through funding from general obligation bonds issued by the State of North Carolina. The NCUC approved $38.7 million from bond funds for Phase I of the project in July 2000. On March 20, 2001, EasternNC filed its amended application for approval of the route design for Phases 2-7 of the project and additional bond funds of $149.6 million to construct this system. By order dated June 7, 2001 the NCUC approved EasternNC's proposed route design for the remaining 8 counties which constitutes Phases 2-7 of the project and awarded EasternNC an additional $149.6 million in bond funds to construct the project.

On August 23, 2001, the Internal Revenue Service issued a Private Letter Ruling
(PLR) holding that the receipt of bond funds by EasternNC will not be considered income subject to federal income tax.

Regulatory Developments
-----------------------

Florida Power previously operated under an agreement committing several parties not to seek any reduction in its base rates or authorized return on equity. That agreement expired on June 30, 2001. On May 3, 2001, the staff of the Florida Public Service Commission, or FPSC, recommended that the FPSC require Florida Power to submit, by September 14, 2001, minimum filing requirements, based on a 2002 projected calendar year, to initiate a rate proceeding regarding its future base rates. The FPSC staff also recommended to the FPSC that, pending completion of Florida Power's rate case, annual revenues of $114 million should be held subject to refund to its customers. On June 20, 2001, the FPSC issued an order that Florida Power be required to hold $114 million of revenue subject to refund and to file, by September 14, 2001, minimum filing requirements based on a projected 2002 test year. On July 2, 2001, Florida Power filed a request for rehearing of the portion of the FPSC's order requiring that it hold $114 million of revenues subject to refund on the grounds that the order contradicted FPSC precedent, was inconsistent with the applicable statutory requirements and violated Florida Power's due process rights. On October 16, 2001, the Commission approved Florida Power's motion for reconsideration and reduced the revenue subject to refund by $16 million to $98 million. The Commission also allowed Florida Power to reduce the amount subject to refund if it is successful in recovering certain expenses incurred during 2001, thus potentially reducing the amount subject to refund.

On September 14, 2001, Florida Power submitted its required rate filing, including its revenue requirements and supporting testimony. Under the filing, Florida Power customers would receive a $5 million annual credit rate for 15 years, or $75 million in total, from net synergies of its merger with Progress Energy. Additionally, the filing provides that the regulatory asset related to the purchase of Tiger Bay cogeneration facility in 1997 would be fully amortized by the end of 2003, which would provide customers with a further rate reduction of $37 million annually beginning in 2004. Also included in the filing is an incentive regulatory plan, which would provide for additional rate reductions through efficiencies derived as a result of Florida Power's ability to lower the future costs of its utility operations. Florida Power expects to satisfy an additional filing requirement due November 15, 2001. Hearings are scheduled to begin March 20, 2002, with a final decision expected in July 2002. The FPSC has encouraged its staff, Florida Power, and other parties to negotiate a settlement, if possible, before the hearings begin. Progress Energy cannot predict the outcome or impact of these matters.

In its May 3, 2001, recommendation, the FPSC staff expressed concerns related to Florida Power's plans to participate in the creation of the GridFlorida regional transmission organization, or GridFlorida RTO, along with Florida Power & Light Company and Tampa Electric Company. The FPSC staff raised questions about the prudence of establishing the new system and costs associated with the process. Florida Power is continuing to evaluate the concerns that the FPSC staff has raised about the GridFlorida RTO and the impact those concerns might have on the implementation of the GridFlorida RTO plan this year.

On May 16, 2001, the FPSC initiated dockets to review the prudence of the GridFlorida applicants' decision to form and participate in the GridFlorida RTO. The GridFlorida applicants have announced that they will hold GridFlorida development activities in abeyance. On June 27, 2001, the FPSC issued an order establishing a two-phase process for addressing these GridFlorida RTO issues in the context of Florida Power's pending rate case. In the first phase, the FPSC will address the general issues associated with the prudence of the GridFlorida RTO on an expedited basis.

A hearing on Phase I was held on October 3 through October 5, 2001, with a final FPSC order scheduled for November 26, 2001. The second phase will address ratemaking issues and will be decided as part of the general rate proceeding. Progress Energy cannot predict the outcome or impact of these matters.

Regional Transmission Organizations
-----------------------------------

In October 2000, Florida Power, along with Florida Power & Light Company and Tampa Electric Company filed with the Federal Energy Regulatory Commission, or FERC, an application for approval of a regional transmission organization, or RTO, for peninsular Florida, currently named GridFlorida. On March 28, 2001, FERC issued an order provisionally granting GridFlorida RTO status and directing the GridFlorida applicants to make certain changes in the RTO documents and to file such changes within 60 days. On May 29, 2001, the GridFlorida applicants made the compliance filing as directed by FERC, but FERC has not yet issued an order on that compliance filing.

In October 2000, CP&L, along with Duke Energy Corporation and South Carolina Electric & Gas Company filed with FERC an application for approval of a for-profit transmission company, currently named GridSouth. On July 12, 2001, FERC issued an order granting GridSouth RTO status and directing that certain modifications to the RTO documents be made and filed within 90 days.

CP&L has applied to the North Carolina Utilities Commission, or NCUC, and the South Carolina Public Service Commission, or SCPSC, for permission to transfer operational control of its transmission assets to GridSouth. On June 21, 2001, the Public Staff of the NCUC filed a motion asking the NCUC to hold the GridSouth docket in abeyance until the U.S. Supreme Court had ruled on the appeal of FERC's Order No. 888. That appeal addresses the scope of FERC's jurisdiction over transmission service used to serve retail customers. The appeal of Order No. 888 was heard by the Court on October 3, 2001, with a decision anticipated in the summer of 2002. The NCUC issued an order holding that CP&L's and Duke Energy Corporation's petition to transfer operational control of their transmission assets to GridSouth shall be held in abeyance pending further order. Progress Energy cannot predict the outcome of this matter.

On July 12, 2001, FERC issued an order requiring certain parties, including CP&L, Duke Energy Corporation, South Carolina Electric & Gas Company, Southern Company and Entergy to engage in a mediation to develop a plan for a single RTO for the southeast. The GridFlorida applicants and the parties to the GridFlorida docket before FERC were encouraged to participate, but were not required to do so. Florida Power and CP&L participated in the mediation. On September 10, 2001, the presiding administrative law judge of the mediation submitted a mediation report to FERC. The report, which has not yet been acted on by FERC, recommended adoption of a for-profit transmission company RTO model. FERC intends to issue an order regarding the mediation report in November 2001. Progress Energy cannot predict the outcome of this mediation or the effect that it may have on the GridFlorida proceedings currently ongoing before the FERC and the FPSC or the GridSouth proceedings currently ongoing before FERC, the SCPSC or the NCUC.

Franchise Litigation
--------------------

Five cities, with a total of approximately 36,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek (1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, (2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and (3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities, franchise fees during the pendency of the litigation, and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. Two circuit courts have entered orders requiring arbitration to establish the purchase price of Florida Power's electric distribution facilities within two cities. One appellate court has held that one city has the right to determine the value of Florida Power's facilities within the city through arbitration. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system, nor has there been any proceeding to determine the value at which such a purchase could be made. One court has ordered Florida Power to continue to collect franchise fees of the city of Winter Park, Florida, and hold these fees in escrow, pending resolution of the litigation. Progress Energy cannot predict the outcome of these matters.

Synthetic Fuels Tax Credits
---------------------------

On April 20, 2001, and May 4, 2001, the Internal Revenue Service (IRS) released Revenue Procedure 2001-30 and Revenue Procedure 2001-34, respectively, that outline the conditions that must be met to receive a PLR for Section 29 tax credits from the IRS. PLRs represent advance rulings from the IRS applying its interpretation of the tax law to the facts surrounding an entity that desires to qualify for Section 29 tax credits. Progress Energy continues to pursue PLRs for its four majority-owned facilities that have not received PLRs. In management's opinion, Progress Energy is complying with all the necessary requirements to be allowed such credits under Section 29, although it cannot provide certainty that it will receive PLRs or prevail, if challenged by the IRS, on any credits taken.

Nuclear
-------

Orange County, North Carolina appealed the Nuclear Regulatory Commission (NRC) license amendment to expand spent fuel storage capacity at CP&L's Shearon Harris Nuclear Plant (Harris Plant). On May 31, 2001, Orange County filed a petition for review in the U.S. Court of Appeals for the District of Columbia, and on June 1, 2001, filed a request for stay and expedition of the case with the court.

On June 29, 2001, U.S. Court of Appeals denied Orange County's motion for a stay and rejected the request for an expedited schedule for the appeal. The court is expected to issue a briefing schedule for the case in the fourth quarter. Progress Energy cannot predict the outcome of this matter.

NEW ACCOUNTING STANDARDS
------------------------

During the second quarter of 2001, the Financial Accounting Standards Board
(FASB) issued interpretations of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. These interpretations indicate that options in general cannot qualify for the normal purchases and sales exception, but provide an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. These interpretations were effective July 1, 2001. Those interpretations would not result in mark-to-market effects on Progress Energy's financial statements based on contracts currently outstanding. In October 2001, the FASB revised criteria related to the exception for certain electricity contracts, with the revision to be effective January 1, 2002. It is unclear whether or not that revision will be sustained, and, if so, what effects the revision would have on Progress Energy's financial statements. If an electricity or fuel supply contract in its regulated businesses is subject to mark-to-market accounting, there would be no income statement effect of the mark to market because the contract's mark-to-market gain or loss will be recorded as a regulatory asset or liability. Any mark-to-market gains or losses in its non-regulated businesses will affect income unless those contracts qualify for hedge accounting treatment.

The application of the new rules is still evolving, and further guidance from the FASB is expected, which could additionally impact Progress Energy's financial statements.

On July 20, 2001, the FASB issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and clarifies the criteria for recording of other intangible assets separately from goodwill. SFAS No. 142 requires that, effective January 1, 2002, Progress Energy cease amortization of goodwill. It also requires Progress Energy to evaluate goodwill for impairment at least annually, which could result in periodic impairment charges. Goodwill amortization was $24.9 million and $72.6 million for the three and nine months ended September 30, 2001, and is expected to be approximately $96.8 million for the year. Progress Energy is still reviewing all impacts of the statement, including impairment testing and allocation to business units, and is currently assessing the impact adoption of these statements will have on the financial statements. CP&L has no goodwill recorded as of September 30, 2001.

On August 15, 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. Progress Energy and CP&L are currently assessing the impact adoption of this statement will have on the financial statements.

On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". It also supercedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The Statement is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. Progress Energy and CP&L are currently assessing the impact adopting this statement will have on the financial statements.

Carolina Power & Light Company

The information required by this item is incorporated herein by reference from the following portions of Progress Energy's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to CP&L: RESULTS OF OPERATIONS; LIQUIDITY AND CAPITAL RESOURCES; OTHER MATTERS and NEW ACCOUNTING STANDARDS.

RESULTS OF OPERATIONS
---------------------

On July 1, 2000, CP&L distributed its ownership interest in the stock of NCNG, SRS, Monroe Power and Progress Ventures, Inc. to Progress Energy. Prior to that date, the consolidated operations of CP&L and Progress Energy were substantially the same. Subsequent to that date, the operations of these subsidiaries are no longer included in CP&L's results of operations and financial position.

The CP&L Utility segment includes both retail and wholesale electric operations and trading activities. The results of operations for the CP&L Utility segment are identical to the CP&L Electric segment at the Progress Energy level, except for the energy marketing and trading activities performed by Progress Ventures on behalf of CP&L. The energy marketing and trading activity is included in the Progress Ventures segment at the Progress Energy level. The results of operations for CP&L's non-utility subsidiaries are not material to CP&L's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The statement of cash flows for CP&L does not include amounts related to NCNG, SRS, Monroe Power and Progress Ventures, Inc. after July 1, 2000. Additionally, the CP&L statement of cash flows for the nine months ended September 30, 2001 does not reflect any amounts related to the acquisition of FPC, issuance of long-term debt as part of the transaction, and capital expenditures made for other Progress Energy subsidiaries.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
------   ----------------------------------------------------------

Progress Energy, Inc.

Market risk represents the potential loss arising from adverse changes in market rates and prices. Certain market risks are inherent in Progress Energy's financial instruments, which arise from transactions entered into in the normal course of business. Progress Energy's primary exposures are changes in interest rates with respect to long-term debt and commercial paper and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. Progress Energy manages its market risk in accordance with its established risk management policies, which may include entering into various derivative transactions.

Progress Energy's exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 2000. The fair value of the CVOs issued in connection with the FPC acquisition decreased from $40.4 million at December 31, 2000 to $32.5 million at September 30, 2001.

In February 2001, Progress Energy issued $3.2 billion of fixed-rate senior unsecured notes with maturities ranging from three to thirty years. The proceeds from this issuance were primarily used to retire commercial paper and other short-term indebtedness issued in connection with the FPC acquisition. Additionally, as part of this transaction, Progress Energy terminated the $1.125 billion notional amount of interest rate forward contracts that were issued in anticipation of the debt issuance. Progress Energy recognized a $45.3 million loss on these contracts that is deferred through accumulated other comprehensive loss and amortized over the life of the associated debt instruments.

On April 9, 2001, CP&L issued $300 million of Medium-Term Notes, 6.65% Series D due April 1, 2008. Proceeds from the issuance were primarily used to retire commercial paper.

On July 18, 2001, Florida Power issued $300 million of First Mortgage Bonds, 6.65% Series due July 15, 2011. Proceeds from the issuance were primarily used to retire commercial paper.

As a result of these issuances, the exposure to changes in interest rates from Progress Energy's long-term debt and commercial paper at September 30, 2001, has changed from December 31, 2000. The total fixed rate long-term debt at September 30, 2001, was $7.3 billion, with an average interest rate of 6.97% and fair market value of $7.6 billion. The total commercial paper reclassified as long-term debt at September 30, 2001 was $663 million, with an average interest rate of 3.72% and fair market value of $663 million.

The exposure to changes in interest rates from Progress Energy's variable rate long-term debt, extendible notes and FPC mandatorily redeemable securities of trust at September 30, 2001, was not materially different than at December 31, 2000. The total variable rate long-term debt outstanding at September 30, 2001, was $620 million, with an average interest rate of 2.30%. The total extendible notes and FPC mandatorily redeemable securities of trust outstanding at September 30, 2001, was $500 million, with an average interest rate of 4.23%, and $300 million, with a fixed interest rate of 7.10%, respectively.

Progress Energy's exposure on the $500 million notional amount of interest rate swap agreements used to hedge its exposure on variable rate debt positions was not materially different than at December 31, 2000. The fair value of the swaps was a $20.9 million liability position at September 30, 2001.

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

As a result of this issuance, the exposure to changes in interest rates from CP&L's long-term debt and commercial paper at September 30, 2001, has changed from December 31, 2000. The total fixed rate long-term debt at September 30, 2001, was $2.3 billion, with an average interest rate of 7.04% and fair market value of $2.4 billion. The total commercial paper reclassified as long-term debt at September 30, 2001 was $304 million, with an average interest rate of 3.88% and fair market value of $304 million.

The exposure to changes in interest rates from CP&L's variable rate debt at September 30, 2001, was not materially different than at December 31, 2000. The total variable rate debt outstanding at September 30, 2001, was $1.1 billion, with an average interest rate of 3.16%.

CP&L's exposure on the $500 million notional amount of interest rate swap agreements used to hedge its exposure on variable rate debt positions was not materially different than at December 31, 2000. The fair value of the swaps was a $20.9 million liability position at September 30, 2001.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
------  -----------------

Legal aspects of certain matters are set forth in Part I, Item 1. See Note 10 to the Progress Energy, Inc. Consolidated Interim Financial Statements and Note 6 to the CP&L Consolidated Interim Financial Statements.

Item 2. Changes in Securities and Use of Proceeds
------  -----------------------------------------

RESTRICTED STOCK AWARDS

(a)  Securities Delivered. On August 24, 2001, 7,100 restricted shares of
     --------------------
     Progress Energy's Common Shares were granted to a certain key employee pursuant to the terms of Progress Energy's 1997 Equity Incentive Plan
     (Plan), which was approved by Progress Energy's shareholders on May 7, 1997. (Sponsorship of the Plan was transferred from CP&L to Progress Energy effective August 1, 2000.) Section 9 of the Plan provides for the granting of Restricted Stock by the Personnel, Executive Development and Compensation Committee (currently the Committee on Organization and Compensation), (the Committee) to key employees of Progress Energy, including its Affiliates and Subsidiaries. The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the account of the recipient and do not represent newly issued shares of Progress Energy.

(b)  Underwriters and Other Purchasers. No underwriters were used in connection
     ---------------------------------
     with the delivery of Common Shares described above. The Common Shares were delivered to a certain key employee of Progress Energy. The Plan defines "key employees" as an officer or other employee of Progress Energy who, in the opinion of the Committee, can contribute significantly to the growth and profitability of, or perform services of major importance to, Progress Energy.

(c)  Consideration. The Common Shares were delivered to provide an incentive to
     -------------
     the employee recipient to exert his utmost efforts on Progress Energy's behalf and thus enhance Progress Energy's performance while aligning the employee's interest with those of Progress Energy's shareholders.

(d)  Exemption from Registration Claimed. The Common Shares described in this
     -----------------------------------
     Item were delivered on the basis of an exemption from registration under
     Section 4(2) of the Securities Act of 1933. Receipt of the Common Shares required no investment decision on the part of the recipient. All award decisions were made by the Committee, which consists entirely of non-employee directors.

INSTALLMENT PAYMENT OF CONSIDERATION FOR ACQUISITION OF CAROLINA ENVIRONMENTAL SYSTEMS, INC. AND PALMETTO CONTROLS GROUP, INC.

(a)  Securities Delivered. On July 19, 2001, 4,592 shares of the Company's
     --------------------
     Common Stock (Common Shares) that were purchased in the open market by the Company's wholly-owned subsidiary, Strategic Resource Solutions Corp., a North Carolina Enterprise Corporation (SRS) were delivered to the former shareholder of Carolina Environmental Systems, Inc. (CES) and Palmetto Controls Group, Inc. (Palmetto) pursuant to an asset purchase agreement dated April 14, 2000, by and between SRS, CES and Palmetto. The asset purchase agreement provides that within a year of the closing of SRS' acquisition of CES and Palmetto, SRS is to deliver to CES and Palmetto Common Shares having a market value of $200,000, subject to claims or reductions in the purchase price described in the provisions of the asset purchase agreement that establish a contingent reserve of $200,000 with which to pay such claims and reductions. These Common Shares delivered by SRS pursuant to the asset purchase agreement were acquired in market transactions, and do not represent newly-issued shares of the Company.

(b)  Underwriters and Other Purchasers. No underwriters were used in connection
     ---------------------------------
     with the issuance of Common Shares described above. An individual was the only recipient of the Common Shares.

(c)  Consideration. The consideration for the Common Shares was the delivery of
     -------------
     certain assets of CES and Palmetto pursuant to the asset purchase agreement.

(d)  Exemption from Registration Claimed. The Common Shares described in this
     -----------------------------------
     Item were delivered on the basis of an exemption from registration under
     Section 4(2) of the Securities Act of 1933. The Common Shares were received by one individual and are subject to restrictions on resale typical for private placements. Appropriate disclosure was made to the recipients of the Common Shares.

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------


(a)  Exhibits

        None

(b)  Reports on Form 8-K filed during or with respect to the quarter:

        Progress Energy, Inc.
        ---------------------

                      Financial
          Item        Statements
        Reported       Included        Date of Event        Date Filed
        --------       --------        -------------        ----------

           9             No            July 30, 2001        July 31, 2001
           9             Yes           July 25, 2001        August 6, 2001
           9             No            August 6, 2001       August 7, 2001
           9             No            August 27, 2001      August 27, 2001
           5             No            August 14, 2001      August 30, 2001
           5             Yes           November 30, 2000    October 23, 2001
           5             Yes           October 24, 2001     October 24, 2001
           5             No            October 24, 2001     October 24, 2001
           9             No            October 30, 2001     October 30, 2001
           5             No            October 30, 2001     November 2, 2001

        Carolina Power & Light Company
        ------------------------------

        None

                                   SIGNATURES
                                   ----------

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PROGRESS ENERGY, INC.
                                            ---------------------
                                            CAROLINA POWER & LIGHT COMPANY
                                            ------------------------------
Date: November 7, 2001                      (Registrants)



                                            By:  /s/ Peter M. Scott III
                                                 ----------------------
                                            Peter M. Scott III
                                            Executive Vice President and
                                            Chief Financial Officer


                                            By:  /s/ Robert H. Bazemore, Jr.
                                                 ---------------------------
                                            Robert H. Bazemore, Jr.
                                            Vice President and Controller
                                            Chief Accounting Officer