Form 10-Q
period 2001-06-30
CAROLINA POWER & LIGHT CO
filed 2002-02-22
CIK 17797

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001
                                                -------------

                                       OR

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to            .
                                         ----------      ----------


      Commission             Exact name of registrants as specified in their charters, state of                 I.R.S. Employer
      File Number         incorporation, address of principal executive offices, and telephone number         Identification Number

        1-15929                                      Progress Energy, Inc.                                           56-2155481
                                                  410 South Wilmington Street
                                              Raleigh, North Carolina 27601-1748
                                                  Telephone:   (919) 546-6111
                                            State of Incorporation: North Carolina


         1-3382                                 Carolina Power & Light Company                                       56-0165465
                                                  410 South Wilmington Street
                                              Raleigh, North Carolina  27601-1748
                                                  Telephone:   (919) 546-6111
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
                                                        ---     ----

     This combined Form 10-Q is filed separately by two registrants: Progress Energy, Inc. (Progress Energy) and Carolina Power & Light Company (CP&L). Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2001, each registrant had the following shares of common stock outstanding

                  Registrant                             Description                                      Shares
                  ----------                             -----------                                      ------
Progress Energy, Inc.                           Common Stock (Without Par Value)                        206,089,274
Carolina Power & Light Company                  Common Stock (Without Par Value)              159,608,055 (all of which were
                                                                                              held by Progress Energy, Inc.)

            PROGRESS ENERGY, INC. AND CAROLINA POWER & LIGHT COMPANY
                FORM 10-Q - For the Quarter Ended June 30, 2001



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

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

                               GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

TERM                                   DEFINITION

APEC                         Albemarle-Pamlico Economic Development Corporation
Code                         Internal Revenue Service Code
CP&L                         Carolina Power & Light Company
CP&L Energy                  CP&L Energy, Inc., now known as Progress Energy, Inc.
CR3                          Florida Power's nuclear generating plant, Crystal River Unit No. 3
CVO                          Contingent value obligation
DEP                          Florida Department of Environment and Protection
DOE                          Department of Energy
Dt                           Dekatherm
DWM                          North Carolina Department of Environment and Natural Resources, Division of
                             Waste Management
Electric Fuels               Electric Fuels Corporation
EasternNC                    Eastern North Carolina Natural Gas Company
Energy Ventures              Business segment of Progress Energy primarily made up of merchant energy generation, coal and synthetic fuel operations and energy marketing and trading
EPA                          United States Environmental Protection Agency
FASB                         Financial Accounting Standards Board
FERC                         Federal Energy Regulatory Commission
Florida Power                Florida Power Corporation
FPC                          Florida Progress Corporation
FPSC                         Florida Public Service Commission
Generally accepted           Accounting principles generally accepted in the United States of America accounting principles
IRS                          Internal Revenue Service
kWh                          kilowatt-hour
MGP                          Manufactured Gas Plant
Monroe Power                 Monroe Power Company
MW                           Megawatt
NCNG                         North Carolina Natural Gas Corporation
NCUC                         North Carolina Utilities Commission
NOx SIP Call                 EPA rule which requires 22 states including North and South Carolina to further reduce nitrogen oxide emissions.
NRC                          United States Nuclear Regulatory Commission
NSP                          Northern States Power
PLRs                         Private Letter Rulings
Progress Energy              Progress Energy, Inc. and subsidiaries
Progress Rail                Progress Rail Services Corporation
Progress Telecom             Progress Telecommunications Corporation
PUHCA                        Public Utility Holding Company Act of 1935, as amended
RTO                          Regional Transmission Organization
SCPSC                        Public Service Commission of South Carolina
SEC                          United States Securities and Exchange Commission
SFAS No. 133                 Statement of Financial Accounting Standards No. 133, Accounting for
                             Derivative and Hedging Activities
SFAS No. 138                 Statement of Financial Accounting Standards No. 138, Accounting for Certain
                             Derivative Instruments and Certain Hedging Activities - an Amendment of
                             SFAS No. 133
SRS                          Strategic Resource Solutions Corp.

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

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
------   --------------------

                             Progress Energy, Inc.
                   CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 2001


STATEMENTS OF INCOME

                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
(In thousands except per share amounts)                          2001         2000           2001           2000
--------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Electric                                                   $  1,565,947   $  773,914   $  3,197,994   $  1,555,300
  Natural gas                                                      68,575       75,350        207,149        147,448
  Diversified businesses                                          681,121       38,484        818,591         63,618
--------------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                                 2,315,643      887,748      4,223,734      1,766,366
--------------------------------------------------------------------------------------------------------------------
Operating Expenses
  Fuel used in electric generation                                378,288      137,001        748,144        297,388
  Purchased power                                                 211,876       85,067        429,424        155,326
 Gas purchased for resale                                          57,184       59,836        166,778        103,734
  Other operation and maintenance                                 304,400      164,989        599,497        363,216
  Depreciation and amortization                                   264,131      136,949        580,920        274,720
  Taxes other than on income                                       93,945       35,511        193,592         72,845
  Diversified businesses                                          721,744       58,767        911,447        102,922
--------------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                                  2,031,568      678,120      3,629,802      1,370,151
--------------------------------------------------------------------------------------------------------------------
Operating Income                                                  284,075      209,628        593,932        396,215
--------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                                                   7,172        2,048         17,114          5,311
  Other, net                                                      (13,102)        (975)       (10,180)         1,101
--------------------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                                 (5,930)       1,073          6,934          6,412
--------------------------------------------------------------------------------------------------------------------
Interest Charges
  Long-term debt                                                  156,063       54,851        282,506        104,923
  Other interest charges                                           37,950        4,279         74,652          9,280
  Allowance for borrowed funds used during construction            (1,873)      (6,323)        (5,353)       (10,929)
--------------------------------------------------------------------------------------------------------------------
      Net Interest Charges                                        192,140       52,807        351,805        103,274
--------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                         86,005      157,894        249,061        299,353
Income Taxes                                                      (25,697)      50,434        (16,644)       106,632
--------------------------------------------------------------------------------------------------------------------
Net Income                                                   $    111,702   $  107,460   $    265,705   $    192,721
--------------------------------------------------------------------------------------------------------------------

Average Common Shares Outstanding                                 200,043      153,311        199,922        153,183
Basic Earnings per Common Share                              $       0.56   $     0.70   $       1.33   $       1.26
Diluted Earnings per Common Share                            $       0.56   $     0.70   $       1.32   $       1.26
Dividends Declared per Common Share                          $      0.530   $    0.515   $      1.060   $      1.030
--------------------------------------------------------------------------------------------------------------------

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.

Progress Energy, Inc
BALANCE SHEETS
(In thousands)                                                                             June 30,       December 31,
Assets                                                                                       2001             2000
------------------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                                    $  18,716,993     $    18,124,036
  Gas utility plant in service                                                               483,538             378,464
  Accumulated depreciation                                                                (9,761,687)         (9,350,172)
------------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                                      9,438,844           9,152,328
  Held for future use                                                                         15,380              16,302
  Construction work in progress                                                              851,412           1,043,376
  Nuclear fuel, net of amortization                                                          243,816             224,692
------------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                          10,549,452          10,436,698
------------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                                   73,667             101,296
  Accounts receivable                                                                        992,059             925,911
  Inventory                                                                                  771,479             420,985
  Deferred fuel cost                                                                         214,021             217,806
  Prepayments                                                                                 17,304              50,040
  Assets held for sale, net                                                                    2,504             747,745
  Other current assets                                                                       191,927             192,347
------------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                               2,262,961           2,656,130
------------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates                                              238,876             228,686
  Deferred purchased power contract termination costs                                        148,757             226,656
  Harris Plant deferred costs                                                                 38,796              44,813
  Unamortized debt expense                                                                    39,597              38,771
  Nuclear decommissioning trust funds                                                        824,854             811,998
  Diversified business property, net                                                       1,074,653             720,231
  Miscellaneous other property and investments                                               608,170             636,677
  Goodwill, net                                                                            3,779,868           3,652,429
  Other assets and deferred debits                                                           669,705             657,612
------------------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                             7,423,276           7,017,873
------------------------------------------------------------------------------------------------------------------------
           Total Assets                                                                $  20,235,689     $    20,110,701
------------------------------------------------------------------------------------------------------------------------

Capitalization and Liabilities
------------------------------------------------------------------------------------------------------------------------
Capitalization
------------------------------------------------------------------------------------------------------------------------
  Common stock equity                                                                  $   5,459,040     $     5,424,201
  Preferred stock of subsidiaries-not subject to mandatory redemption                         92,831              92,831
  Long-term debt, net                                                                      9,413,639           5,890,099
------------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                              14,965,510          11,407,131
------------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                          209,550             184,037
  Accounts payable                                                                           618,098             828,568
  Interest accrued                                                                           204,670             121,433
  Dividends declared                                                                         107,886             107,645
  Short-term obligations                                                                     744,458           3,972,674
  Other current liabilities                                                                  571,052             448,302
------------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                          2,455,714           5,662,659
------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                        1,680,446           1,807,192
  Accumulated deferred investment tax credits                                                236,051             261,255
  Other liabilities and deferred credits                                                     897,968             972,464
------------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                                       2,814,465           3,040,911
------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
------------------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                                          $  20,235,689     $    20,110,701
------------------------------------------------------------------------------------------------------------------------
SCHEDULES OF COMMON STOCK EQUITY
(In thousands except share data)
  Common stock (without par value, authorized 500,000,000, issued and outstanding      $   3,614,279     $     3,608,902
                     206,089,274 and 206,089,047 shares, respectively)
  Unearned ESOP common stock                                                                (117,268)           (127,211)
  Accumulated other comprehensive loss                                                       (34,214)                  -
  Retained earnings                                                                        1,996,243           1,942,510
------------------------------------------------------------------------------------------------------------------------
         Total Common Stock Equity                                                     $   5,459,040     $     5,424,201
------------------------------------------------------------------------------------------------------------------------

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.


Progress Energy, Inc.
STATEMENTS OF CASH FLOWS                                                            Six Months Ended
                                                                                         June 30,
(In thousands)                                                                     2001            2000
----------------------------------------------------------------------------------------------------------
Operating Activities
 Net income                                                                   $    265,705      $  192,721
 Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                    628,437         316,914
  Deferred income taxes                                                            (31,904)        (51,106)
  Investment tax credit                                                            (13,216)         (5,198)
  Deferred fuel cost (credit)                                                        5,014         (12,555)
  Net (increase) decrease in accounts receivable                                   105,763         (53,134)
  Net increase in inventories                                                     (177,027)        (25,350)
  Net decrease in prepaids and other current assets                                 39,040          82,283
  Net decrease in accounts payable                                                (217,139)         (9,087)
  Net increase in other current liabilities                                        125,134          83,103
  Other                                                                             12,653          61,529
----------------------------------------------------------------------------------------------------------
   Net Cash Provided by Operating Activities                                       742,460         580,120
----------------------------------------------------------------------------------------------------------

Investing Activities
 Gross property additions                                                         (542,798)       (418,321)
 Proceeds from sale of asset                                                         5,532               -
 Nuclear fuel additions                                                            (78,871)        (47,329)
 Contributions to nuclear decommissioning trust                                    (27,883)        (17,979)
 Increase in cash restricted for redemption of long-term debt                            -         (59,079)
 Net cash flow of company-owned life insurance program                              (6,098)         (4,963)
 Diversified business property additions                                          (120,393)        (33,468)
 Investments in non-utility activities                                              11,598         (28,018)
----------------------------------------------------------------------------------------------------------
   Net Cash Used in Investing Activities                                          (758,913)       (609,157)
----------------------------------------------------------------------------------------------------------

Financing Activities
 Proceeds from issuance of long-term debt                                        3,473,300         417,383
 Net decrease in short-term indebtedness                                        (3,125,695)        (57,600)
 Net increase (decrease) in outstanding payments                                   (64,774)         41,620
 Retirement of long-term debt                                                      (33,914)       (264,717)
 Dividends paid on common stock                                                   (212,506)       (158,056)
 Other                                                                             (47,587)              -
----------------------------------------------------------------------------------------------------------
   Net Cash Used in Financing Activities                                           (11,176)        (21,370)
----------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                          (27,629)        (50,407)
Cash and Cash Equivalents at Beginning of the Period                               101,296          79,871
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                $     73,667      $   29,464
----------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                                        $    265,462      $   96,864
    income taxes                                                              $     40,878      $  111,866
----------------------------------------------------------------------------------------------------------

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.

Progress Energy, Inc.
SUPPLEMENTAL  DATA                                             Three Months Ended                      Six Months Ended
                                                                    June 30                                June 30
                                                                 2001        2000 (a)                  2001         2000 (a)
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)
Electric
  Retail                                               $    1,295,650     $    597,702       $    2,622,453     $    1,232,471
  Wholesale                                                   214,908          133,725              475,555            265,600
  Unbilled                                                     15,099           25,029              (46,780)            24,221
  Miscellaneous revenue                                        40,290           17,458              146,766             33,008
------------------------------------------------------------------------------------------------------------------------------
     Total Electric                                         1,565,947          773,914            3,197,994          1,555,300
Natural gas                                                    68,575           75,350              207,149            147,448
Diversified businesses                                        681,121           38,484              818,591             63,618
------------------------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                        $    2,315,643     $    887,748       $    4,223,734     $    1,766,366
------------------------------------------------------------------------------------------------------------------------------
Energy Sales
Electric (millions of kWh)
 Retail
   Residential                                                  7,204            3,023               15,926              6,951
   Commercial                                                   5,682            2,803               10,956              5,359
   Industrial                                                   4,401            3,676                8,594              7,077
   Other retail                                                 1,007              323                1,970                663
------------------------------------------------------------------------------------------------------------------------------
      Total Retail                                             18,294            9,825               37,446             20,050
 Unbilled                                                         624              425                 (543)               361
 Wholesale                                                      4,080            3,287                8,859              7,004
------------------------------------------------------------------------------------------------------------------------------
    Total Electric                                             22,998           13,537               45,762             27,415
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Natural Gas (thousands of  dt)                                 11,096           13,497               25,942             30,841
------------------------------------------------------------------------------------------------------------------------------
Energy Supply (millions of kWh)
 Generated - steam                                             11,877            6,885               23,791             14,345
         nuclear                                                6,813            5,433               13,950             11,097
         hydro                                                     64              157                  117                333
         combustion turbines                                    1,672              282                2,809                316
 Purchased                                                      3,711            1,299                7,385              2,331
------------------------------------------------------------------------------------------------------------------------------
       Total Energy Supply (Company Share)                     24,137           14,056               48,052             28,422
------------------------------------------------------------------------------------------------------------------------------
Detail of Income Taxes (in thousands)
  Income tax expense (credit) - current                $       (6,730)    $     73,099       $       28,475     $      162,936
          Deferred                                            (12,723)         (20,066)             (31,904)           (51,106)
          investment tax credit                                (6,244)          (2,599)             (13,215)            (5,198)
------------------------------------------------------------------------------------------------------------------------------
        Total Income Tax Expense                       $      (25,697)    $     50,434       $      (16,644)    $      106,632
------------------------------------------------------------------------------------------------------------------------------
(a) Supplemental data does not include information related to Florida Progress for the three and six months ended June 30, 2000.

Progress Energy, Inc.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION
    --------------------------------------

A.  Organization. Progress Energy, Inc. (Progress Energy) is a registered
    ------------
    holding company under the Public Utility Holding Company Act of 1935, as amended (PUHCA). Both Progress Energy and its subsidiaries are subject to the regulatory provisions of the PUHCA. Progress Energy was formed as a result of the reorganization of Carolina Power & Light Company (CP&L) into a holding company structure on June 19, 2000. All shares of common stock of CP&L were exchanged for an equal number of shares of CP&L Energy, Inc (CP&L Energy). On December 4, 2000, CP&L Energy changed its name to Progress Energy, Inc. Through its wholly-owned regulated subsidiaries, CP&L, Florida Power Corporation (Florida Power) and North Carolina Natural Gas Corporation
    (NCNG), Progress Energy is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida and the transport, distribution and sale of natural gas in portions of North Carolina. Through the Energy Ventures business segment, Progress Energy is involved in merchant energy generation, coal and synthetic fuel operations and energy marketing and trading. Through other business units, Progress Energy engages in other non-regulated business areas, including energy management and related services, railcar operations and telecommunications. Progress Energy's legal structure is not currently aligned with the functional management and financial reporting of the Energy Ventures business segment. Whether, and when, the legal and functional structures will converge depends upon legislative and regulatory action, which cannot currently be anticipated.

B.  Basis of Presentation. These financial statements have been prepared in
    ---------------------
    accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2000 and notes thereto included in Progress Energy's Form 10-K for the year ended December 31, 2000.

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

2.  FLORIDA PROGRESS CORPORATION
    ----------------------------

    On November 30, 2000, Progress Energy completed its acquisition of Florida Progress Corporation (FPC) for an aggregate purchase price of approximately $5.4 billion. Progress Energy paid cash consideration of approximately $3.5 billion and issued approximately 46.5 million common shares valued at approximately $1.9 billion. In addition, Progress Energy issued 98.6 million contingent value obligations (CVOs) valued at approximately $49.3 million. At June 30, 2001, the CVOs had a fair market value of approximately $49.3 million. Charges of $5.9 million and $8.9 million were recorded by Progress Energy for the three and six-month periods ended June 30, 2001 to record the change in fair value of the CVO's. The purchase price includes approximately $18.6 million in direct transaction costs.

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

    The fair values of FPC's rate-regulated net assets acquired were considered to be equivalent to book value since book value represents the amount that is expected to be recoverable through regulated rates. The original allocation of the purchase price included estimated amounts expected to be realized from the sale of FPC's Rail Services and Inland Marine Transportation business segments, which were originally classified as net assets held for sale. Progress Energy no longer intends to sell Rail Services within one year of the acquisition date and, therefore, these assets no longer qualify as net assets held for sale. Accordingly, during the quarter ended June 30, 2001, Progress Energy removed amounts related to Rail Services from net assets held for sale resulting in an adjustment to the purchase price allocation (See Note 3).

    Progress Energy began the implementation of a plan to combine operations of the companies resulting in a non-executive involuntary termination cost accrual of approximately $52.2 million. Approximately $41.8 million is attributable to Florida Power employees and has been reflected as part of the purchase price allocation, while approximately $10.4 million attributable to acquiring company employees and was charged to operating results in 2000. Progress Energy completed the implementation phase of the plan in June 2001 and expects to finalize the plan by the end of 2001. The majority of the related severance payments are expected to occur in 2001 with the remaining payments occurring through 2003.

    The second quarter activity for the termination costs is detailed in the table below:

                                                   Non-Executive
    (In millions)                                Termination Costs
                                                 -----------------

    Balance at March 31, 2001                          $38.6
    Payments                                            (4.1)
                                                 -----------------
    Balance at June 30, 2001                           $34.5
                                                 =================


    The final purchase price allocation and estimated life of goodwill are subject to adjustment for changes in Progress Energy's preliminary assumptions and analyses, pending additional information concerning asset and liability valuations and the evaluation of certain pre-acquisition contingent liabilities, including but not limited to:

    . final actuarial valuations of pension and other postretirement benefit plan obligations
    . proceeds realized from the disposition of assets held for sale; and . valuations of non-regulated businesses and individual assets and liabilities

   The following unaudited pro forma combined results of operations for the three and six months ended June 30, 2000, has been prepared assuming the acquisition of FPC had occurred on January 1, 2000. The pro forma results include the effect of including FPC's Rail Services segment in operations. The pro forma results are provided for information purposes only. The results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the indicated date, nor are they necessarily indicative of future results of operations of the combined companies.


(in thousands, except per share data)                 Three Months Ended         Six Months Ended
                                                         June 30, 2000            June 30, 2000
                                                         -------------            -------------
Revenues                                                      $2,171,343               $3,762,808
Net income                                                    $  155,021               $  261,505
Basic earnings per share                                      $     0.78               $     1.31
Average shares - basic                                           199,803                  199,674
Diluted earnings per share                                    $     0.77               $     1.31
Average shares - diluted                                         200,203                  200,044

3. NET ASSETS HELD FOR SALE
   ------------------------

   FPC's Inland Marine Transportation business segment is included in Progress Energy's net assets held for sale. Inland Marine Transportation provides transportation of coal, agriculture and other dry-bulk commodities as well as fleet management services. On July 23, 2001, Progress Energy announced that it had entered into a contract to sell the Inland Marine Transportation business segment to AEP Resources, Inc., a wholly owned subsidiary of American Electric Power, for a purchase price of $270 million. Of the $270 million purchase price, approximately $210 million will be used for the early termination of certain off-balance sheet arrangements for assets currently leased by the segment. The remaining proceeds, after disposition costs, will be used to pay down indebtedness. The transaction is expected to close by the end of September 2001. Progress Energy has adjusted the amount of purchase price allocable to the Inland Marine Transportation business segment, resulting in a decrease in net assets held for sale.

   Progress Energy had originally included FPC's Rail Services business segment in net assets held for sale. Rail Services' operations include railcar repair, rail parts reconditioning and sales, scrap metal recycling and other rail related services. Progress Energy no longer intends to sell Progress Rail within one year of the acquisition date and, therefore, these assets no longer qualify as net assets held for sale. During the quarter ended June 30, 2001, Progress Energy recorded an after-tax charge of $10.1 million reflecting the reallocation of the purchase price and the reversal of the effect of net assets held for sale accounting. Progress Rail's operations will be included in Progress Energy's consolidated results of operations in the future.

   Progress Energy's results of operations for the three and six months ended June 30, 2001, exclude net income of $2.3 million and $2.7 million, respectively, from the Inland Marine Transportation business and allocated interest expense, net of tax, for the three and six months totaling approximately $1.2 million and $3.2 million, respectively. Both the expected earnings from this business and allocated interest expense, net of tax, during the holding period on the incremental debt incurred to finance the purchase of this business segments has been included in the determination of net assets held for sale.

   The table below reflects the adjustments to the carrying value of the net assets held for sale for the three months ended June 30, 2001:

(in thousands)
-----------------------------------------------------------------------------------------
Carrying value at March 31, 2001                                                $ 782,763
   Adjustment to reclassify Rail Services to operating assets                    (712,522)
   Interest allocated, net of tax                                                     747
   Cash flows funded by parent                                                    (12,484)
   Adjustment to Inland Marine carrying value                                     (56,000)
-----------------------------------------------------------------------------------------
Carrying value at June 30, 2001                                                 $   2,504

4. FINANCIAL INFORMATION BY BUSINESS SEGMENT
   -----------------------------------------

   Effective with the acquisition of FPC on November 30, 2000, Progress Energy changed the basis of segment reporting and measurement of segment profitability beginning with the fourth quarter of 2000. Prior periods have been restated to reflect this change. Progress Energy currently provides services through the following business segments: CP&L Electric, Florida Power Electric, Natural Gas, Energy Ventures, Rail Services and Other. Progress Energy changed its basis of segment reporting in the second quarter of 2001 to include the energy marketing and trading activities performed by Energy Ventures on behalf of CP&L and Florida Power in the Energy Ventures segment.

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

   The Energy Ventures segment is primarily made up of merchant energy generation, coal and synthetic fuel operations, and energy marketing and trading. The energy marketing and trading activity is currently performed by Energy Ventures on behalf of the regulated utilities, CP&L and Florida Power, and includes wholesale sales on behalf of these utilities. Electric wholesale operations are subject to the rules and regulations of FERC, the NCUC, the SCPSC and the FPSC.

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

                                                    CP&L           Florida Power                      Energy
(in thousands)                                    Electric           Electric       Natural Gas      Ventures
-------------------------------------------------------------------------------------------------------------------
Three Months Ended 6/30/01
Revenues
  Unaffiliated                                    $  629,582         $  726,371     $ 63,904          $345,177
  Intersegment                                             -                  -        4,671           111,890
                                             ----------------------------------------------------------------------
     Total Revenues                               $  629,582         $  726,371     $ 68,575          $457,067
Segment Income (Loss)                             $   69,254         $   81,011     $ (5,246)         $ 74,333
Total Segment Assets                              $8,942,454         $4,925,985     $671,432          $795,017
===================================================================================================================

                                                    CP&L           Florida Power                      Energy
                                                  Electric           Electric       Natural Gas      Ventures
-------------------------------------------------------------------------------------------------------------------
Three Months Ended 6/30/00
Revenues
  Unaffiliated                                    $  646,470                  -     $ 72,938          $137,378
  Intersegment                                             -                  -        2,412                 -
                                             ----------------------------------------------------------------------
     Total Revenues                               $  646,470                  -     $ 75,350          $137,378
Segment Income (Loss)                             $   93,764                  -     $    124          $ 25,879
Total Segment Assets                              $8,632,699                  -     $561,680          $208,712
===================================================================================================================

                                                    CP&L           Florida Power                      Energy
                                                  Electric           Electric       Natural Gas      Ventures
-------------------------------------------------------------------------------------------------------------------
Six Months Ended 6/30/01
Revenues
  Unaffiliated                                    $1,288,433         $1,454,833     $202,260          $697,155
  Intersegment                                             -                  -        4,889           192,396
                                             ----------------------------------------------------------------------
     Total Revenues                               $1,288,433         $1,454,833     $207,149          $889,551
Segment Income (Loss)                             $  174,448         $  144,216     $  2,288          $138,050
Total Segment Assets                              $8,942,454         $4,925,985     $671,432          $795,017
===================================================================================================================
                                                   CP&L           Florida Power                      Energy
                                                  Electric           Electric       Natural Gas      Ventures
-------------------------------------------------------------------------------------------------------------------
Six Months Ended 6/30/00
Revenues
  Unaffiliated                                    $1,295,878                  -     $144,906          $269,247
  Intersegment                                             -                  -        2,542                 -
                                             ----------------------------------------------------------------------
     Total Revenues                               $1,295,878                  -     $147,448          $269,247
Segment Income (Loss)                             $  170,025                  -     $  8,924          $ 39,811
Total Segment Assets                              $8,632,699                  -     $561,680          $208,712
===================================================================================================================

                                                   Rail                    Segment
(in thousands)                                  Services(a)     Other       Totals
------------------------------------------------------------------------------------
Three Months Ended 6/30/01
Revenues
  Unaffiliated                                   $520,308   $   25,630   $ 2,310,972
  Intersegment                                        625     (112,515)        4,671
                                             ---------------------------------------
     Total Revenues                              $520,933   $  (86,885)  $ 2,315,643
Segment Income (Loss)                            $ (7,533)  $ (100,117)  $   111,702
Total Segment Assets                             $802,536   $4,098,265   $20,235,689
====================================================================================

                                                   Rail                    Segment
                                                 Services       Other       Totals
------------------------------------------------------------------------------------
Three Months Ended 6/30/00
Revenues
  Unaffiliated                                          -   $   28,550   $   885,336
  Intersegment                                          -            -         2,412
                                             ---------------------------------------
     Total Revenues                                     -   $   28,550   $   887,748
Segment Income (Loss)                                   -   $  (12,307)  $   107,460
Total Segment Assets                                    -   $  368,555   $ 9,771,646
====================================================================================

                                                   Rail                    Segment
                                                 Services(a)    Other       Totals
------------------------------------------------------------------------------------
Six Months Ended 6/30/01
Revenues
  Unaffiliated                                   $520,308   $   55,856   $ 4,218,845
  Intersegment                                        625     (193,021)        4,889
                                             ---------------------------------------
     Total Revenues                              $520,933   $ (137,165)  $ 4,223,734
Segment Income (Loss)                            $ (7,533)  $ (185,764)  $   265,705
Total Segment Assets                             $802,536   $4,098,265   $20,235,689
====================================================================================
                                                   Rail                    Segment
                                                 Services       Other       Totals
------------------------------------------------------------------------------------
Six Months Ended 6/30/00
Revenues
  Unaffiliated                                          -   $   53,793   $ 1,763,824
  Intersegment                                          -            -         2,542
                                             ---------------------------------------
     Total Revenues                                     -   $   53,793   $ 1,766,366
Segment Income (Loss)                                   -   $  (26,039)  $   192,721
Total Segment Assets                                    -   $  368,555   $ 9,771,646
====================================================================================

(a) Amounts reflect cumulative operating results of Rail Services since the acquisition date of November 30, 2000 (See Note 3)

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

     During the second quarter of 2001, the Financial Accounting Standards Board
     (FASB) issued interpretations of SFAS No. 133 indicating that options in general cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. These interpretations are effective July 1, 2001. Progress Energy is continuing to review contracts to determine whether they meet the criteria for the normal purchases and sales exception. If an electricity or fuel supply contract in its regulated businesses is subject to mark-to-market accounting, there would be no income statement effect of the mark to market because the contract's mark-to-market gain or loss will be recorded as a regulatory asset or liability. Any mark-to-market gains or losses in its non-regulated businesses will affect income unless those contracts qualify for hedge accounting treatment.

     The application of the new rules is still evolving, and further guidance from the Financial Accounting Standards Board (FASB) is expected, which could additionally impact Progress Energy's financial statements.

     On July 20, 2001, the FASB issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and clarifies the criteria for recording of other intangible assets separately from goodwill. SFAS No. 142 requires that, effective January 1, 2002, Progress Energy cease amortization of goodwill. It also requires Progress Energy to evaluate goodwill for impairment at least annually, which could result in periodic impairment charges. Goodwill amortization was $24.8 million and $47.6 million for the three and six months ended June 30, 2001, and is expected to be approximately $95.3 million for the year. Progress Energy is currently assessing the impact adoption of these statements will have on the financial statements.

     In June 2001, the FASB approved the issuance of SFAS No. 143 "Accounting for Asset Retirement Obligations" that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. Progress Energy will assess the impact adoption of this statement will have on the financial statements once a final statement is issued.

6.   COMPREHENSIVE INCOME
     --------------------

     Comprehensive income for the three and six months ended June 30, 2001 was $112.5 million and $231.5 million, respectively. Items of other comprehensive income for the three and six month periods consisted primarily of derivatives used to hedge cash flows related to interest on long term debt. Prior to the adoption of SFAS No. 133 (see Note 5) Progress Energy had no other comprehensive income items and therefore comprehensive income for the three and six months ended June 30, 2000 is equal to net income for those periods.

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

     On August 6, 2001, Progress Energy announced its plans to sell approximately 11 million shares of common stock to complete the financing of the Florida Progress acquisition. The offering is expected to conclude in mid-August.

8.   EARNINGS PER COMMON SHARE
     -------------------------

     Restricted stock awards and contingently issuable shares had a dilutive effect on earnings per share for the six months ended June 30, 2001 and increased the weighted-average number of common shares outstanding for dilutive purposes by 676,639 and 650,645 for the three and six months ended June 30, 2001, respectively, and by 400,256 and 370,149 for the three and six months ended June 30, 2000, respectively. The weighted-average number of common shares outstanding for dilutive purposes was 200.7 million and
     200.5 million for the three and six months ended June 30, 2001, respectively, and 153.7 million and 153.5 million for the three and six months ended June 30, 2000.

     Employee Stock Ownership Plan shares that have not been committed to be released to participants' accounts are not considered outstanding for the determination of earnings per common share. Those shares totaled 5,330,408 and 5,875,527 at June 30, 2001 and June 30, 2000, respectively.

9.   FPC-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES (QUIPS) OF
     ----------------------------------------------------------------------
     SUBSIDIARY HOLDING SOLELY FPC GUARANTEED NOTES
     ----------------------------------------------

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

     Contingencies

       1) Insurance. Progress Energy is a member of Nuclear Electric Insurance
          ---------
          Limited (NEIL), which provides primary and excess insurance coverage against property damage to members' nuclear generating facilities.

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

          Progress Energy is insured against public liability for a nuclear incident up to $9.54 billion per occurrence. Under the provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, Progress Energy, as an owner of nuclear plants, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $200 million (currently available through commercial insurers), CP&L and Florida Power would be subject to a pro rata assessments of up to $88.1 million for each reactor owned per occurrence. Payment of such assessments would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned.

          CP&L and Florida Power self-insure their transmission and distribution lines against loss due to storm damage and other natural disasters. Additionally, pursuant to a regulatory order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve.

       2) Regulatory developments. Florida Power previously operated under an
          -----------------------
          agreement committing several parties not to seek any reduction in its base rates or authorized return on equity. That agreement expired on June 30, 2001. On May 3, 2001, the staff of the Florida Public Service Commission, or FPSC, recommended that the FPSC require Florida Power to submit, by September 14, 2001, minimum filing requirements, based on a 2002 projected calendar year, to initiate a rate proceeding regarding its future base rates. The FPSC staff also recommended to the FPSC that, pending completion of Florida Power's rate case, annual revenues of $114 million should be held subject to refund to its customers. On June 20, 2001, the FPSC issued an order accepting its staff's recommendation that Florida Power be required to hold $114 million of revenue subject to refund and to file, by September 14, 2001, minimum filing requirements based on a projected 2002 test year. On July 2, 2001, Florida Power filed a request for rehearing of the portion of the FPSC's order requiring that it hold $114 million of revenues subject to refund on the grounds that the order contradicted FPSC precedent, was inconsistent with the applicable statutory requirements and violated Florida Power's due process rights.
          Also, since the FPSC's June 20, 2001 order, Florida Power has been working with FPSC staff and other interested parties to establish special procedures for the filing of the minimum filing requirements. Progress Energy cannot predict the outcome or impact of these matters.

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

          The EPA published a final rule approving petitions under Section 126 of the Clean Air Act, which requires certain sources to make reductions in nitrogen oxide emissions by May 1, 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina fossil-fueled electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L, other utilities, trade organizations and other states are participating in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of Appeals ruled in favor of the EPA which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court in its May 15th decision rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In June 2001, CP&L and other utilities asked the court to delay the implementation of the 126 Rule by the EPA until the agency sets new emission limits based on a reconsideration of the growth factors mandated by the Court. Progress Energy cannot predict the outcome of this matter.

          CP&L, Florida Power and NCNG have filed claims with Progress Energy's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.

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

                        CAROLINA POWER & LIGHT COMPANY
                   CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 2001

STATEMENTS OF INCOME

                                                                              Three Months Ended           Six Months Ended
                                                                                   June 30,                    June 30,
(In thousands)                                                                  2001         2000           2001           2000
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Electric                                                                   $  782,287   $  778,470   $  1,603,861   $  1,558,378
  Natural gas                                                                         -       75,350              -        147,448
  Diversified businesses                                                          1,092       38,484          6,121         63,618
----------------------------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                                                 783,379      892,304      1,609,982      1,769,444
----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
  Fuel used in electric generation                                              157,672      137,001        311,141        297,388
  Purchased power                                                                85,273       85,067        177,202        155,326
 Gas purchased for resale                                                             -       59,836              -        103,734
  Other operation and maintenance                                               179,434      164,989        348,088        363,216
  Depreciation and amortization                                                 139,831      136,951        277,792        274,721
  Taxes other than on income                                                     35,822       35,511         74,259         72,845
  Diversified businesses                                                            957       58,767          5,470        102,922
----------------------------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                                                  598,989      678,122      1,193,952      1,370,152
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                184,390      214,182        416,030        399,292
----------------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                                                                 6,340        2,048         11,025          5,311
  Other, net                                                                      2,536       (4,790)        11,921           (494)
----------------------------------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                                                8,876       (2,742)        22,946          4,817
----------------------------------------------------------------------------------------------------------------------------------
Interest Charges
  Long-term debt                                                                 62,698       54,851        125,266        104,923
  Other interest charges                                                          2,628        4,278          4,914          9,280
  Allowance for borrowed funds used during construction                          (1,576)      (6,322)        (4,349)       (10,929)
----------------------------------------------------------------------------------------------------------------------------------
      Net Interest Charges                                                       63,750       52,807        125,831        103,274
----------------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                                      129,516      158,633        313,145        300,835
Income Taxes                                                                     44,637       50,434        107,393        106,632
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       84,879      108,199        205,752        194,203
Preferred Stock Dividend Requirements                                              (741)        (742)        (1,482)        (1,483)
----------------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                                     $  84,138   $  107,457   $    204,270   $    192,720
----------------------------------------------------------------------------------------------------------------------------------
See Notes to Carolina Power & Light Company Consolidated Interim Financial Statements.


Carolina Power & Light Company
CONSOLIDATED BALANCE SHEETS
(In thousands)                                                                                  June 30,        December 31,
Assets                                                                                            2001              2000
----------------------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                                          $ 11,659,934      $  11,125,901
  Accumulated depreciation                                                                     (5,760,153)        (5,505,731)
----------------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                                           5,899,781          5,620,170
  Held for future use                                                                               7,105              7,105
  Construction work in progress                                                                   638,068            815,246
  Nuclear fuel, net of amortization                                                               181,421            184,813
----------------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                                6,726,375          6,627,334
----------------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                                        35,022             30,070
  Accounts receivable                                                                             444,858            466,774
  Receivables from affiliated companies                                                           438,907            362,834
  Taxes receivable                                                                                      -             15,412
  Inventory                                                                                       287,098            233,369
  Deferred fuel cost                                                                              124,912            119,853
  Prepayments                                                                                      11,998             24,284
  Other current assets                                                                             74,960             75,451
----------------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                                    1,417,755          1,328,047
----------------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates                                                   217,193            210,571
  Harris Plant deferred costs                                                                      38,796             44,813
  Unamortized debt expense                                                                         16,498             15,716
  Nuclear decommissioning trust funds                                                             420,574            411,279
  Diversified business property, net                                                              104,098            102,294
  Miscellaneous other property and investments                                                    353,598            395,995
  Other assets and deferred debits                                                                117,994            124,339
----------------------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                                  1,268,751          1,305,007
----------------------------------------------------------------------------------------------------------------------------
           Total Assets                                                                      $  9,412,881      $   9,260,388
----------------------------------------------------------------------------------------------------------------------------

Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------------------------
Capitalization
----------------------------------------------------------------------------------------------------------------------------
  Common stock                                                                               $  1,780,965      $   1,753,105
  Unearned ESOP common stock                                                                     (117,268)          (127,211)
  Retained earnings                                                                             1,286,809          1,226,144
  Accumulated other comprehensive loss                                                             (4,606)                 -
  Preferred stock - not subject to mandatory redemption                                            59,334             59,334
  Long-term debt, net                                                                           4,014,938          3,619,984
----------------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                                    7,020,172          6,531,356
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts payable                                                                                219,887            281,026
  Payables to affiliated companies                                                                  7,720            275,976
  Taxes accrued                                                                                    33,584                  -
  Interest accrued                                                                                 61,654             56,259
  Dividends declared                                                                                1,482              1,482
  Other current liabilities                                                                       196,204            146,191
----------------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                                 520,531            760,934
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                             1,399,401          1,491,660
  Accumulated deferred investment tax credits                                                     175,988            197,207
  Other liabilities and deferred credits                                                          296,789            279,231
----------------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                                            1,872,178          1,968,098
----------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 6)
----------------------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                                                $  9,412,881      $   9,260,388
----------------------------------------------------------------------------------------------------------------------------
See Notes to Carolina Power & Light Company Consolidated Interim Financial Statements.

Carolina Power & Light Company
STATEMENTS OF CASH FLOWS                                                                          Six Months Ended
                                                                                                      June 30,
(In thousands)                                                                                   2001          2000
------------------------------------------------------------------------------------------------------------------------
Operating Activities
 Net income                                                                                     $  205,752    $  194,203
 Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                                    321,767       316,914
  Deferred income taxes                                                                            (63,765)      (51,106)
  Investment tax credit                                                                             (9,241)       (5,198)
  Deferred fuel credit                                                                              (5,059)      (12,555)
  Net increase in accounts receivable                                                               (6,936)      (53,134)
  Net increase in inventories                                                                      (53,729)      (25,350)
  Net decrease in prepaids and other current assets                                                 12,776        82,283
  Net decrease in accounts payable                                                                (290,379)       (9,087)
  Net increase in other current liabilities                                                         49,175        83,103
  Other                                                                                             34,353        61,530
------------------------------------------------------------------------------------------------------------------------
   Net Cash Provided by Operating Activities                                                       194,714       581,603
------------------------------------------------------------------------------------------------------------------------

Investing Activities
 Gross property additions                                                                         (387,253)     (418,321)
 Nuclear fuel additions                                                                            (45,813)      (47,329)
 Contributions to nuclear decommissioning trust                                                    (17,899)      (17,979)
 Increase in cash restricted for redemption of long-term debt                                            -       (59,079)
 Net cash flow of company-owned life insurance program                                              (6,098)       (4,963)
 Diversified business property additions                                                            (1,714)      (33,468)
 Investments in non-utility activities                                                              (5,179)      (28,018)
------------------------------------------------------------------------------------------------------------------------
   Net Cash Used in Investing Activities                                                          (463,956)     (609,157)
------------------------------------------------------------------------------------------------------------------------

Financing Activities
 Proceeds from issuance of long-term debt                                                          296,747       417,383
 Net increase (decrease) in commercial paper reclassified to long-term debt                        103,558       (57,600)
 Net increase in outstanding payments                                                                    -        41,620
 Retirement of long-term debt                                                                         (163)     (264,717)
 Dividends paid to parent                                                                         (124,466)            -
 Dividends paid on common stock                                                                          -      (158,056)
 Dividends paid on preferred stock                                                                  (1,482)       (1,483)
------------------------------------------------------------------------------------------------------------------------
   Net Cash Provide by (Used in) Financing Activities                                              274,194       (22,853)
------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                 4,952       (50,407)
Cash and Cash Equivalents at Beginning of the Period                                                30,070        79,871
------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                                  $   35,022    $   29,464
------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period - interest                                               $  117,330    $   96,864
    income taxes                                                                                $  127,296    $  111,866
------------------------------------------------------------------------------------------------------------------------
See Notes to Carolina Power & Light Company Consolidated Interim Financial Statements.

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

          On July 1, 2000, CP&L distributed its ownership interest in the stock of North Carolina Natural Gas (NCNG), Strategic Resource Solutions Corporation (SRS), Monroe Power Company (Monroe Power) and Progress Energy Ventures, Inc. (formerly CPL Energy Ventures, Inc.) to Progress Energy. As a result, those companies are direct subsidiaries of the Progress Energy, Inc. and are not included in CP&L's results of operations and financial position since that date.

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

2.   FINANCIAL INFORMATION BY BUSINESS SEGMENT
     -----------------------------------------

     As described in Note 1A, on July 1, 2000, CP&L distributed its ownership interest in the stock of NCNG, SRS, Monroe Power and Progress Energy Ventures, Inc. to Progress Energy. As a result, those companies are direct subsidiaries of Progress Energy and are not included in CP&L's results of operations and financial position since that date.

     Through June 30, 2000, the operations and assets of Progress Energy and CP&L were substantially the same, except for the energy marketing and trading activities performed by Energy Ventures on behalf of CP&L. Subsequent to July 1, 2000, CP&L's operations consist primarily of the CP&L Utility segment with no other material segments. The CP&L Utility segment includes both retail and wholesale electric operations and trading activities. The energy marketing and trading activities performed by Energy Ventures on CP&L's behalf are included in the Energy Ventures segment in the Progress Energy consolidated financial statements.

     The financial information by business segment for CP&L Utility for the three and six months ended June 30, 2001 and 2000 is as follows:

                                                                                               Three Months Ended
(in thousands)                                                                  June 30, 2001                      June 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
Revenues
  Unaffiliated                                                                    $  782,287                          $  778,470
  Intersegment                                                                             -                                   -
                                                               -----------------------------------------------------------------
     Total Revenues                                                               $  782,287                          $  778,470
Segment Income                                                                    $   84,254                          $  118,834
Total Segment Assets                                                              $8,942,454                          $8,632,699
================================================================================================================================

                                                                                                Six Months Ended
(in thousands)                                                                 June 30, 2001                       June 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
Revenues
  Unaffiliated                                                                    $1,603,861                          $1,558,378
  Intersegment                                                                             -                                   -
                                                               -----------------------------------------------------------------
     Total Revenues                                                               $1,603,861                          $1,558,378
Segment Income                                                                    $  203,048                          $  208,797
Total Segment Assets                                                              $8,942,454                          $8,632,699
================================================================================================================================

     The primary differences between the CP&L Utility and CP&L consolidated financial information relate to other non-electric operations and elimination entries.

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

     During the second quarter of 2001, the Financial Accounting Standards Board
     (FASB) issued interpretations of SFAS No. 133 indicating that options in general cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. These interpretations are effective July 1, 2001. CP&L is continuing to review contracts to determine whether they meet the criteria for the normal purchases and sales exception. If an electricity or fuel supply contract in its regulated business is subject to mark-to-market accounting, there would be no income statement effect of the mark to market because the contract's mark-to-market gain or loss will be recorded as a regulatory asset or liability. Any mark-to-market gains or losses on contracts outside its regulated business will affect income unless those contracts qualify for hedge accounting treatment.

     The application of the new rules is still evolving and further guidance from the Financial Accounting Standards Board (FASB) is expected, which could additionally impact CP&L's financial statements.

     On July 20, 2001, the FASB issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and clarifies the criteria for recording of other intangible assets separately from goodwill. SFAS No. 142 requires that, effective January 1, 2002, a company cease amortization of goodwill. CP&L does not have any goodwill recorded on its records, and therefore the adoption of these statements will have no impact on CP&L's financial statements.

     In June 2001, the FASB approved the issuance of SFAS No. 143 "Accounting for Asset Retirement Obligations" that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. CP&L will assess the impact adoption of this statement will have on the financial statements once a final statement is issued.

4.   COMPREHENSIVE INCOME
     --------------------

     Comprehensive income for the three and six months ended June 30, 2001 was $84.8 and $201.1 million, respectively. Items of other comprehensive income for the three and six month periods consisted of derivatives used to hedge cash flows related to interest on long term debt. Prior to the adoption of SFAS No. 133 (see Note 3) CP&L had no other comprehensive income items and therefore comprehensive income for the three and six months ended June 30, 2000 is equal to net income for those periods.

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

     Contingencies

        1)  Insurance. CP&L is a member of Nuclear Electric Insurance Limited
            ---------
            (NEIL), which provides primary and excess insurance coverage against property damage to members' nuclear generating facilities. Under the primary program, CP&L is insured for $500 million at each of its nuclear plants. In addition to primary coverage, NEIL also provides decontamination, premature decommissioning and excess property insurance with limits of $2.0 billion on the Brunswick and Harris Plants, and $1.1 million on the Robinson Plant.

            Insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at nuclear generating units is also provided through membership in NEIL. CP&L is insured thereunder, following a twelve week deductible period, for 52 weeks in the amount of $3.5 million per week at each of it's nuclear units. An additional 104 weeks of coverage is provided at 80% of the above weekly amount. For the current policy period, CP&L is subject to retrospective premium assessments of up to approximately $11.6 million with respect to the primary coverage, $13.3 million with respect to the decontamination, decommissioning and excess property coverage and $8.9 million for the incremental replacement power costs coverage, in the event covered losses at insured facilities exceed premiums, reserves, reinsurance and other NEIL resources. Pursuant to regulations of the Nuclear Regulatory Commission, CP&L's property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident and, second, to decontamination costs, before any proceeds can be used for decommissioning, plant repair or restoration. CP&L is responsible to the extent losses may exceed limits of the coverage described above.

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

      2)  Claims and uncertainties.
          ------------------------

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

          CP&L, other utilities, trade organizations and other states are participating in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of Appeals ruled in favor of the EPA which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court in its May 15th decision rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In June 2001, CP&L and other utilities asked the court to delay the implementation of the 126 Rule by the EPA until the agency sets new emission limits based on a reconsideration of the growth factors mandated by the Court. CP&L cannot predict the outcome of this matter.

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

     Item 2.  Management's Discussion and Analysis of Financial Condition and
     ------   ---------------------------------------------------------------
              Results of Operations
              ---------------------


     RESULTS OF OPERATIONS
     ---------------------
     For the three and six months ended June 30, 2001, as compared to the corresponding periods in the prior year

     Progress Energy, Inc.

     Operating Results
     -----------------

     Progress Energy's consolidated earnings for the three months ended June 30, 2001, were $111.7 million, or $0.56 per share, compared to earnings of $107.5 million, or $0.70 per share, for the same period in 2000. Earnings for the six months ended June 30, 2001 were $265.7 million, $1.33 per share, compared to earnings of $192.7 million, or $1.26 per share for the same period in 2000. The increase in Progress Energy's earnings for the six month period is primarily related to Florida Progress being included in Progress Energy's results of operations since the acquisition date of November 30, 2000. Operating results for the three and six months ended June 30, 2001 were also favorably impacted by expanded operations in the Energy Ventures business segment. Earnings from the CP&L Electric segment were negatively impacted during the second quarter by a significant slowdown in industrial sales, and increased operations and maintenance costs for planned nuclear plant outages.

     Business segment earnings and the factors affecting them are discussed below.

     CP&L Electric
     -------------

     CP&L Electric contributed net income of $69.3 million and $174.4 million for the three and six months ended June 30, 2001, and $93.8 million and $170.0 million for the same periods in 2000. Wholesale sales are reported in the Energy Ventures segment.

     The components of retail electric megawatt-hour sales for the three and six months ended June 30, 2001, and 2000 were as follows:

     (In millions of mWh)

                                                Three Months Ended                     Six Months Ended
                                                     June 30,                              June 30,
                                          2001       2000     % Change           2001        2000       % Change
                                         -----      ------  ------------        ------      ------     ------------
     Residential                         3,098       3,172         (2.3)%        7,102       7,061              0.6%
     Commercial                          2,971       2,962           0.3         5,674       5,474              3.7
     Industrial                          3,411       3,767          (9.5)        6,475       7,191            (10.0)
     Governmental                          335         332           0.9           666         678             (1.8)
     --------------------------------------------------------------------------------------------------------------
     Total Retail mWh Sales              9,815      10,233         (4.1)%       19,917      20,404            (2.4)%

     For the year to date, residential and commercial mWh sales reflect continued growth in the number of customers served by CP&L, and increased usage, offset by weather. For the second quarter, residential sales were down when compared to the same period last year due to unfavorable weather. Industrial sales experienced an overall decrease for the quarter and year to date primarily related to the textile, paper and chemical industries, which continue to be negatively affected by the economic downturn that is expected to continue.

     Fuel used for electric generation, excluding fuel related to wholesale sales, increased for the quarter due to price increases in coal, oil and gas. For the year to date, fuel related to retail sales decreased primarily due to a deferred fuel write-off in June 2000 and a decrease in generation. This decrease was partially offset by price increases in coal, oil and gas.

     Purchased power, excluding that purchased for wholesale sales, increased for the year to date period primarily due to increases in price and volume, offset by decreases in purchases from co-generators. The decrease in co-generator purchases was due to the termination of two contracts in the fourth quarter of 2000. For the quarter, purchased power increased mainly due to price.

     Other operation and maintenance expense decreased for the six months ended June 30, 2001, due to the absence of restoration costs associated with the severe winter storm and record breaking snowfall in January 2000. Also, general and administrative expenses decreased due to the establishment of the service company in June 2000, which allocates its costs among all Progress Energy entities. Operation and maintenance expenses in the second quarter, as compared to the prior year, increased primarily due to the timing of planned nuclear plant outage costs, and higher transmission expenses.

     Interest on long-term debt increased during the three and six months ended June 30, 2001, primarily due to an increase in long-term debt outstanding.

     Florida Power Electric
     ----------------------

     The results shown in the Progress Energy consolidated financial statements for the Florida Power Electric segment are not comparable to the prior year as the operating results of Florida Power have only been included in Progress Energy's results of operations since the date of acquisition on November 30, 2000.

     Florida Power Electric contributed net income of $81.0 million and $144.2 million for the three and six months ended June 30, 2001. Wholesale sales are being reported in the Energy Ventures segment. The components of retail electric megawatt-hour sales for the three and six months ended June 30, 2001, and 2000 were as follows:

     (In millions of mWh)

                                              Three Months Ended                      Six Months Ended
                                                   June 30,                                June 30,
                                         2001        2000  % Change              2001       2000     % Change
                                        -----       -----  ------------        ------     ------     ------------
     Residential                        4,375       4,358           0.4%        8,525      8,077              5.5%
     Commercial                         2,900       2,828           2.5         5,231      5,102              2.5
     Industrial                           995       1,080          (7.9)        1,962      2,164             (9.3)
     Governmental                         690         685           0.7         1,283      1,266              1.3
     ------------------------------------------------------------------------------------------------------------
     Total Retail mWh  Sales            8,960       8,951           0.1%       17,001     16,609              2.4%

     Florida Power's retail kilowatt-hour sales increased slightly during the second quarter of 2001 and for the year to date when compared to 2000. Residential and commercial sectors increased due to continued customer growth. Weather, a key factor influencing usage among residential customers, negatively influenced retail sales for the quarter due to cooler than normal temperatures. For the year to date, weather impacts have been flat compared to prior year. Industrial sales declined due to weakness in the phosphate industry.

     Fuel used in generation and purchased power increased for the second quarter of 2001 and for the year to date when compared to the same periods last year. The increase is due mainly to the increased price of coal, oil and gas when compared to the prior year, and increased usage. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results. Operations and maintenance expense decreased during the quarter and for the year. The decrease is due primarily to lower employee-related costs resulting from the reorganization after the acquisition by Progress Energy.

     Natural Gas
     -------------

     Natural Gas operations had a net loss of $5.2 million and net income of $2.3 million for the three and six months ended June 30, 2001, respectively. For the same periods in 2000, this segment contributed net income of $.1 million and $8.9 million, respectively. The decreased earnings is mainly due to reduced sales to certain large industrial customers with fuel switching capabilities. Natural gas revenues increased for the six months ended June 30, 2001, when compared to the same period in the prior year, primarily due to increases in the market price of natural gas, which are recovered primarily through cost recovery clauses.
     Revenues decreased for the three month period due to industrial sales, which are down due to lower consumption because gas prices are higher than alternative fuel prices and a shift from sales to transportation service.

     Operation and maintenance expenses increased slightly for the three and six months ended June 30, 2001 when compared to the same period in the prior year due to increases in bad debt expense associated with increases in natural gas revenues, increases in staffing levels and associated overhead.

     Energy Ventures
     ---------------

     Energy Ventures contributed net income of $74.3 million and $138.1 million for the three and six months ended June 30, 2001, and $25.9 million and $39.8 million for the same period in 2000. The Energy Ventures operations include fuel extraction, manufacturing and delivery, synthetic fuels production, merchant generation, and energy marketing and trading activities on behalf of the utility operating companies. Energy marketing and trading activities include wholesale sales on behalf of the utilities. Due to the creation of Energy Ventures in 2000 and the acquisition of Electric Fuels' subsidiaries through the FPC acquisition, the results of operations for the Energy Ventures segment are not comparable to the prior year.

     The increase in earnings for this segment is primarily due to the tax credits generated by Progress Energy's synthetic fuel operations (see "Other Matters" below). The Energy Ventures segment sold 3.4 million and
     6.2 million tons of synthetic fuel for the three and six months ended June 30, 2001, respectively, and 0.2 million tons for the quarter and year to date periods ended June 30, 2000.

     Energy Ventures' energy marketing and trading activities on behalf of CP&L generated net income of $15.0 million and $28.6 million for the three and six months ended June 30, 2001, respectively, compared to net income of $21.0 million and $34.7 million for the same period in the prior year. Earnings from the trading operations decreased over these periods due to softness in the energy market in the current year. Earnings from the term marketing operations were relatively flat compared with the prior year. Earnings for the Florida energy marketing and trading operations for the six months ended June 30, 2001 of $11.7 million increased over the prior year due to increases in peaking demand in January and February of 2001.

     The fuel extraction, manufacturing and delivery operations were owned by Electric Fuels, and therefore results are not comparable due to the acquisition of FPC in November 2000. Merchant generation operations for the current year were consistent with the prior period results. Progress Energy expects earnings in merchant generation to increase with the addition of a plant in Florida, planned to produce output in June 2002. See "Company Activities" below for Progress Energy's additional merchant plant developments.

     Rail Services
     -------------

     Progress Energy had originally included FPC's Rail Services business segment in net assets held for sale. Rail Services' operations include railcar repair, rail parts reconditioning and sales, scrap metal recycling and other rail related services. Progress Energy no longer intends to sell Progress Rail in the near future and has therefore included Progress Rail's cumulative revenues and net loss from December 2000 through June 2001 of $520.9 million and $7.5 million, respectively, in the current quarter. Progress Energy also recorded the interest allocated to these assets, which is included in the Other segment. Going forward, Progress Rail's results will be included in consolidated earnings.

     Due to the acquisition of Progress Rail through the FPC acquisition, the results of operations for the Rail Services segment are not comparable to the prior year. Current year results for Rail Services were negatively affected by the significant downturn in the domestic scrap market and the continuing weak market for railcar parts.

     Other
     -----

     The Other segment contributed a net loss of $100.1 million and $185.8 million for the three and six months ended June 30, 2001, and $12.3 million and $26.0 million for the same periods in 2000. The other segment primarily includes the operations of Strategic Resource Solutions Corp.
     (SRS), Progress Telecommunications Corporation (Progress Telecom), Caronet, Inc. and certain holding company results. The operations of SRS, Progress Telecom and Caronet did not have a material impact on Progress Energy's results for the three and six months ended June 30, 2001. The decrease in earnings for this segment is primarily due to the increase in interest expense for holding company debt and goodwill amortization resulting from the acquisition of Florida Progress. See "New Accounting Standards" below for information on recent developments related to goodwill amortization.

     Progress Energy issued 98.6 million Contingent Value Obligations (CVO's) in connection with the Florida Progress acquisition. Each CVO represents the right to receive contingent payments based on the performance of four synthetic fuel facilities owned by Progress Energy. The payments, if any, are based on the net after-tax cash flows the facilities generate. These CVO's are valued at fair value and unrealized gains and losses from changes in fair value are recognized in earnings. At June 30, 2001, the fair value of these CVO's was $49.3 million. Charges of $5.9 million and $8.9 million were recorded by the holding company for the three and six-month periods ended June 30, 2001 to record the change in fair value of the CVO's.

     Additionally, the other segment results also include the effect of an intra-period tax allocation adjustment. Generally accepted accounting principles require companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual rate. Income tax expense was increased by $25.3 million and $45.4 million for the second quarter and year to date, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. The tax credits associated with Progress Energy's synthetic fuel operations lower the overall effective tax rate. These credits, along with seasonal earnings variations, can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter but will have no effect on net income for the year.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Progress Energy, Inc.

     During the six months ended June 30, 2001, $542.8 million was spent on the utility subsidiaries' construction program and $120.4 million was spent in diversified operations.

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

     On August 6, 2001, Progress Energy announced its plans to sell approximately 11 million shares of common stock to complete the financing of the Florida Progress acquisition. The offering is expected to conclude in mid-August.

     OTHER MATTERS
     -------------

     Company  Activities
     -------------------

     In July 2001, Progress Energy announced construction of a 320-megawatt plant in DeSoto County, Florida, Progress Energy's first merchant venture in Florida. This gas-fired plant will be in commercial operation by June 2002, and Energy Ventures is in late-stage negotiations to sell its output and capacity.

     In June 2001, the NCUC held a hearing concerning Progress Energy's request to transfer certificates granted for eleven generating units in Richmond and Rowan counties, N.C., from the regulated electric utility, CP&L, to Energy Ventures. Progress Energy anticipates a Commission order on this matter during the third quarter. Combined, these natural gas-fired units will be capable of producing approximately 2,200 megawatts of power. Seven of these units, representing approximately 1,100 megawatts of new gas-fired generation, began commercial operation in late May.

     Progress Energy expects that completion of the transfer, along with the DeSoto project, would bring Energy Ventures' merchant fleet to approximately 2,700 megawatts by the end of 2002.

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

     EasternNC has requested a Private Letter Ruling (PLR) from the IRS that the receipt of bond funds will not be considered income subject to federal income tax. If receipt of bond funds is found to be taxable, the design of the EasternNC system will be modified. Progress Energy cannot predict the outcome of this matter.

     Regulatory Developments
     -----------------------

     Florida Power previously operated under an agreement committing several parties not to seek any reduction in its base rates or authorized return on equity. That agreement expired on June 30, 2001. On May 3, 2001, the staff of the Florida Public Service Commission, or FPSC, recommended that the FPSC require Florida Power to submit, by September 14, 2001, minimum filing requirements, based on a 2002 projected calendar year, to initiate a rate proceeding regarding its future base rates. The FPSC staff also recommended to the FPSC that, pending completion of Florida Power's rate case, annual revenues of $114 million should be held subject to refund to its customers. On June 20, 2001, the FPSC issued an order accepting its staff's recommendation that Florida Power be required to hold $114 million of revenue subject to refund and to file, by September 14, 2001, minimum filing requirements based on a projected 2002 test year. On July 2, 2001, Florida Power filed a request for rehearing of the portion of the FPSC 's order requiring that it hold $114 million of revenues subject to refund on the grounds that the order contradicted FPSC precedent, was inconsistent with the applicable statutory requirements and violated Florida Power's due process rights. Also, since the FPSC's June 20, 2001 order, Florida Power has been working with FPSC staff and other interested parties to establish special procedures for the filing of the minimum filing requirements. Progress Energy cannot predict the outcome or impact of these matters.

     In its May 3, 2001 recommendation, the FPSC staff expressed concerns related to Florida Power's plans to participate in the creation of the GridFlorida regional transmission organization, or GridFlorida RTO, along with Florida Power & Light Company and Tampa Electric Company. The FPSC staff raised questions about the prudence of establishing the new system and costs associated with the process. Progress Energy is continuing to evaluate the concerns that the FPSC staff has raised about the GridFlorida RTO and the impact those concerns might have on the implementation of the GridFlorida RTO plan this year.

     On June 27, 2001, the FPSC issued an order establishing a two-phase process for addressing these GridFlorida RTO issues in the context of Florida Power's pending rate case. In the first phase, the FPSC will address the general issues associated with the prudence of the GridFlorida RTO on an expedited basis, with a decision scheduled for October 30, 2001. The second phase will address ratemaking issues and will be decided as part of
     the general rate proceeding.   Progress Energy cannot predict the outcome
     or impact of these matters.

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

     On May 16, 2001, the FPSC initiated dockets to review the prudence of the GridFlorida applicants' decision to form and participate in the GridFlorida RTO. The GridFlorida applicants have announced that they will hold GridFlorida development activities in abeyance. An order on this issue is expected in late October of 2001. Progress Energy cannot predict the outcome of this matter.

     In October 2000, CP&L, along with Duke Energy Corporation and South Carolina Electric & Gas Company, filed with FERC an application for approval of a for-profit transmission company, currently named GridSouth. On July 12, 2001, FERC issued an order granting GridSouth RTO status and directing that certain modifications to the RTO documents be made and filed within 90 days.

     CP&L has applied to the North Carolina Utilities Commission, or NCUC, and the South Carolina Public Service Commission, or SCPSC, for permission to transfer operational control of its transmission assets to GridSouth. On June 21, 2001, the Public Staff of the NCUC filed a motion asking the NCUC to hold the GridSouth docket in abeyance until the U.S. Supreme Court had ruled on the appeal of FERC's Order No. 888. That appeal addresses the scope of FERC's jurisdiction over transmission service used to serve retail customers. The appeal of Order No. 888 is expected to be heard by the Court during the fall of 2001, with a decision anticipated in the summer of 2002. CP&L and Duke Energy opposed the Public Staff's motion. The NCUC has not yet ruled on the motion. Progress Energy cannot predict the outcome of this matter.

     On July 12, 2001, FERC issued an order requiring certain parties, including CP&L, Duke Energy Corporation, South Carolina Electric & Gas Company, Southern Company and Entergy to engage in a mediation to develop a plan for a single RTO for the southeast. The GridFlorida applicants and the parties to the GridFlorida docket before FERC were encouraged to participate, but were not required to do so. Florida Power and CP&L are participating in the mediation. The mediation is scheduled to last 45 days from July 12th, and ten days after the mediation the presiding administrative law judge will submit a proposal to FERC. Progress Energy cannot predict the outcome of this mediation or the effect that it may have on the GridFlorida proceedings currently ongoing before the FERC and the FPSC or the GridSouth proceedings currently ongoing before FERC, the SCPSC or the NCUC.

     Franchise Litigation
     --------------------

     Five cities, with a total of approximately 36,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek (1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, (2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and (3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities franchise fees during the pendency of the litigation and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. One circuit court has entered a declaratory judgment and order requiring arbitration to establish the purchase price of Florida Power's facilities within one of the cities. Florida Power has appealed that decision to a district court of appeal.
     The appeal has been fully briefed and orally argued, and Florida Power is awaiting a decision from the appeals court. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system, nor has there been any proceeding to determine the price at which such a purchase could be made. Progress Energy cannot predict the outcome of these matters.

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

     Nuclear
     --------

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

     On June 29, 2001, U.S. Court of Appeals denied Orange County's motion for a stay and rejected the request for an expedited schedule for the appeal.
     The court is expected to issue a briefing schedule for the case in the
     third quarter.   Progress Energy cannot predict the outcome of this matter.

     NEW ACCOUNTING STANDARDS
     ------------------------

     During the second quarter of 2001, the Financial Accounting Standards Board
     (FASB) issued interpretations of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. These interpretations indicate that options in general cannot qualify for the normal purchases and sales exception, but provide an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. These interpretations are effective July 1, 2001. Progress Energy is continuing to review contracts to determine whether they meet the criteria for the normal purchases and sales exception. If an electricity or fuel supply contract in its regulated businesses is subject to mark-to-market accounting, there would be no income statement effect of the mark to market because the contract's mark-to-market gain or loss will be recorded as a regulatory asset or liability. Any mark-to-market gains or losses in its non-regulated businesses will affect income unless those contracts qualify for hedge accounting treatment.

     On July 20, 2001, the FASB issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and clarifies the criteria for recording of other intangible assets separately from goodwill. SFAS No. 142 requires that, effective January 1, 2002, Progress Energy cease amortization of goodwill. It also requires Progress Energy to evaluate goodwill for impairment at least annually, which could result in periodic impairment charges. Goodwill amortization was $24.8 million and $47.6 million for the three and six months ended June 30, 2001, and is expected to be approximately $95.3 million for the year. Progress Energy is still reviewing all impacts of the statement, including impairment testing and allocation to business units, and is currently assessing the impact adoption of these statements will have on the financial statements. CP&L has no goodwill recorded as of June 30, 2001.

     In June, 2001, the FASB approved the issuance of SFAS No. 143 "Accounting for Asset Retirement Obligations" that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. Progress Energy and CP&L will assess the impact adoption of this statement will have on the financial statements once a final statement is issued.

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

     RESULTS OF OPERATIONS
     ---------------------

     On July 1, 2000, CP&L distributed its ownership interest in the stock of NCNG, SRS, Monroe Power and Progress Energy Ventures, Inc. to Progress Energy. Prior to that date, the consolidated operations of CP&L and Progress Energy were substantially the same. Subsequent to that date, the operations of these subsidiaries are no longer included in CP&L's results of operations and financial position.

     The CP&L Utility segment includes both retail and wholesale electric operations and trading activities. The results of operations for the CP&L Utility segment are identical to the CP&L Electric segment at the Progress Energy level, except for the energy marketing and trading activities performed by Energy Ventures on behalf of CP&L. The energy marketing and trading activity is included in the Energy Ventures segment at the Progress Energy level. The results of operations for CP&L's non-utility subsidiaries are not material to CP&L's consolidated financial statements.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The statement of cash flows for CP&L does not include amounts related to NCNG, SRS, Monroe Power and Progress Energy Ventures, Inc. after July 1, 2000. Additionally, the CP&L statement of cash flows for the six months ended June 30, 2001 does not reflect any amounts related to the acquisition of FPC, issuance of long-term debt as part of the transaction, and capital expenditures made for other Progress Energy subsidiaries.


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

     Progress Energy's exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 2000. The fair value of the CVOs issued in connection with the FPC acquisition increased from $40.4 million at December 31, 2000 to $49.3 million at June 30, 2001.

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

     As a result of these issuances, the exposure to changes in interest rates from Progress Energy's long-term debt at June 30, 2001, has changed from December 31, 2000. The total fixed rate long-term debt at June 30, 2001, was $7.2 billion, with an average interest rate of 7.00% and fair market value of $7.2 billion.

     The exposure to changes in interest rates from Progress Energy's variable rate long-term debt, commercial paper, extendible notes and FPC mandatorily redeemable securities of trust at June 30, 2001, was not materially different than at December 31, 2000. The total variable rate long-term debt and commercial paper outstanding at June 30, 2001, was $620 million, with an average interest rate of 2.90%, and $1.1 billion, with an average interest rate of 4.19%, respectively. The total extendible notes and FPC mandatorily redeemable securities of trust outstanding at June 30, 2001, was $500 million, with an average interest rate of 4.86%, and $300 million, with a fixed interest rate of 7.10%, respectively.

     Progress Energy's exposure on the $500 million notional amount of interest rate swap agreements used to hedge its exposure on variable rate debt positions was not materially different than at December 31, 2000. The fair value of the swaps was a $15.0 million liability position at June 30, 2001.

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

     As a result of this issuance, the exposure to changes in interest rates from CP&L's long-term debt at June 30, 2001, has changed from December 31, 2000. The total fixed rate long-term debt at June 30, 2001, was $2.3 billion, with an average interest rate of 7.07% and fair market value of $2.3 billion.

     The exposure to changes in interest rates from CP&L's variable rate debt and commercial paper at June 30, 2001, was not materially different than at December 31, 2000. The total variable rate debt and commercial paper outstanding at June 30, 2001, was $1.1 billion, with an average interest rate of 3.78%, and $590 million, with an average interest rate of 4.15%, respectively.

     CP&L's exposure on the $500 million notional amount of interest rate swap agreements used to hedge its exposure on variable rate debt positions was not materially different than at December 31, 2000. The fair value of the swaps was a $15.0 million liability position at June 30, 2001.

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

     Item 2.  Changes in Securities and Use of Proceeds
     ------   -----------------------------------------

     RESTRICTED STOCK AWARDS

     (a)  Securities Delivered.  On May 23, 2001, 3,700 restricted shares of
          --------------------
     Progress Energy's Common Shares were granted to a certain key employee pursuant to the terms of Progress Energy's 1997 Equity Incentive Plan
     (Plan), which was approved by Progress Energy's shareholders on May 7, 1997. (Sponsorship of the Plan was transferred from CP&L to Progress Energy effective August 1, 2000.) Section 9 of the Plan provides for the granting of Restricted Stock by the Personnel, Executive Development and Compensation Committee (currently the Committee on Organization and Compensation), (the Committee) to key employees of Progress Energy, including its Affiliates and Subsidiaries. The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the account of the recipient and do not represent newly issued shares of Progress Energy.

     (b) Underwriters and Other Purchasers.  No underwriters were used in
         ---------------------------------
     connection with the delivery of Common Shares described above. The Common Shares were delivered to certain a key employee of Progress Energy. The Plan defines "key employees" as an officer or other employee of Progress Energy who, in the opinion of the Committee, can contribute significantly to the growth and profitability of, or perform services of major importance to, Progress Energy.

     (c) Consideration.  The Common Shares were delivered to provide an
         -------------
     incentive to the employee recipient to exert his utmost efforts on Progress Energy's behalf and thus enhance Progress Energy's performance while aligning the employee's interest with those of Progress Energy's shareholders.

     (d) Exemption from Registration Claimed.  The Common Shares described in
         -----------------------------------
     this Item were delivered on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933. Receipt of the Common Shares required no investment decision on the part of the recipient. All award decisions were made by the Committee, which consists entirely of non-employee directors.

     STRATEGIC RESOURCE SOLUTIONS CORP.:

     (a) Securities Delivered.  On June 15, 2001, Progress Energy issued 6,325
         --------------------
     shares of its Common Stock (Common Shares) in connection with the June 5, 1997 merger of Knowledge Builders, Inc. (KBI) into a wholly-owned subsidiary of Progress Energy (CaroCapital, Inc., a North Carolina Enterprise Corporation since renamed Strategic Resource Solutions Corp.)
     Of these, 6,174 shares were issued as post-closing merger consideration to the former holders of KBI common stock for KBI shares that were canceled in the merger. The remaining 151 shares were issued as incentive compensation payments based upon the 2000 performance of SRS and its subsidiaries arising under incentive compensation agreements entered into pursuant to the merger with KBI.

     (b) Underwriters and Other Purchasers.  No underwriters were used in
         ---------------------------------
     connection with this issuance of Common Shares. The Common Shares were issued (A) as merger consideration to former holders of KBI common stock whose KBI shares were canceled in the merger and (B) as incentive compensation payments to certain SRS employees based upon the 2000 performance of SRS.

     (c) Consideration.  The consideration for 6,174 of the Common Shares issued
         -------------
     was the cancellation of former shares of KBI in the merger. The other 151 Common Shares were issued as compensation pursuant to certain incentive compensation award agreements.

     (d) Exemption from Registration Claimed.  The Common Shares described above
         -----------------------------------
     were issued on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933. The Common Shares were issued to a limited number of persons and subjected to restrictions on resale appropriate for private placements, and appropriate disclosure was made to all persons to whom Common Shares were issued.


     Item 4.  Submission of Matters to a Vote of Security Holders
     -------  ---------------------------------------------------

     Progress Energy, Inc.

     (a) The Annual Meeting of the Shareholders of Progress Energy, Inc. was held on May 9, 2001.

     (b) The meeting involved the election of two Class I directors to serve for one-year terms, one Class II director to serve a two-year term and four Class III directors to serve three-year terms. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees as listed below, and all nominees were elected.

     (c) The total votes for the election of directors were as follows:



       Class I                     Votes For   Votes Withheld
-------------------------------------------------------------

       (Term Expiring in 2002)

       W. D. Frederick, Jr.       167,723,416       3,202,285
       Richard Korpan             165,242,127       5,683,574


       Class II                    Votes For      Votes Withheld
       -------------------------------------------------------------
       (Term Expiring in 2003)

       Richard A. Nunis            167,607,265       3,318,436


       Class III                   Votes For      Votes Withheld
       -------------------------------------------------------------
       (Term Expiring in 2004)

       William Cavanaugh III      167,782,614       3,143,087
       Charles W. Coker           167,986,510       2,939,191
       E. Marie McKee             167,909,462       3,016,239
       Jean Giles Wittner         167,648,884       3,240,817

          A shareholder proposal requiring Progress Energy to invest in solar and wind powered sources of electrical generation was presented, but was not approved by the shareholders. The number of shares voted for the proposal was 8,591,190 and the number of shares voted against the proposal was 127,616,369.

     Carolina Power & Light Company

     (a) The Annual Meeting of the Shareholders of Carolina Power & Light Company was held on May 9, 2001.

     (b) The meeting involved the election of two Class I directors to serve for one-year terms, one Class II director to serve a two-year term and four Class III directors to serve three-year terms. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees as listed below, and all nominees were elected.

     (c) The total votes for the election of directors were as follows:

       Class I                    Votes For         Votes Withheld
       -------------------------------------------------------------

       (Term Expiring in 2002)

       W. D. Frederick, Jr.       159,814,447           1,610
       Richard Korpan             159,814,451           1,606


       Class II                   Votes For         Votes Withheld
       -------------------------------------------------------------
       (Term Expiring in 2003)

       Richard A. Nunis           159,814,456           1,601


       Class III                  Votes For         Votes Withheld
       -------------------------------------------------------------

       (Term Expiring in 2004)

       William Cavanaugh III      159,814,453           1,604
       Charles W. Coker           159,814,439           1,618
       E. Marie McKee             159,814,439           1,618
       Jean Giles Wittner         159,814,456           1,601


Item 6.  Exhibits and Reports on Form 8-K
------   ---------------------------------

(a)  Exhibits


     None

(b)  Reports on Form 8-K filed during or with respect to the quarter:

         Progress Energy, Inc.
         ---------------------


                      Financial
        Item         Statements
      Reported        Included           Date of Event         Date Filed
      --------       ----------          -------------         ----------

         9                No               May 30, 2001          May 30, 2001
         9                No               June 11, 2001         June 11, 2001
         9                Yes              July 25, 2001        August 6, 2001
         9                No              August 6, 2001        August 7, 2001

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

                                            PROGRESS ENERGY, INC.
                                            ---------------------
                                            CAROLINA POWER & LIGHT COMPANY
                                            ------------------------------
Date: August 10, 2001                       (Registrants)


                                            By: /s/ Peter M. Scott III
                                                ----------------------------
                                            Executive Vice President and
                                            Chief Financial Officer


                                            By: /s/ Robert H. Bazemore, Jr.
                                                ----------------------------
                                            Vice President and Controller
                                            Chief Accounting Officer