Form 10-Q
period 2002-03-31
CAROLINA POWER & LIGHT CO; PROGRESS ENERGY INC
filed 2002-05-15
CIK 17797, 1094093

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to          .
                                            ---------    ---------

Commission        Exact name of registrants as specified in their charters, state of           I.R.S. Employer
File Number   incorporation, address of principal executive offices, and telephone number   Identification Number

 1-15929                                 Progress Energy, Inc.                                   56-2155481
                                     410 South Wilmington Street
                                  Raleigh, North Carolina 27601-1748
                                      Telephone: (919) 546-6111
                                State of Incorporation: North Carolina

 1-3382                              Carolina Power & Light Company                              56-0165465
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No    .
                                              --

This combined Form 10-Q is filed separately by two registrants: Progress Energy, Inc. (Progress Energy) and Carolina Power & Light Company (CP&L). Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2002, each registrant had the following shares of common stock outstanding

          Registrant                        Description                        Shares
          ----------                        -----------                        ------
Progress Energy, Inc.            Common Stock (Without Par Value)           221,235,262
Carolina Power & Light Company   Common Stock (Without Par Value)   159,608,055 (all of which were
                                                                    held by Progress Energy, Inc.)

            PROGRESS ENERGY, INC. AND CAROLINA POWER & LIGHT COMPANY
                FORM 10-Q - For the Quarter Ended March 31, 2002

Glossary of Terms

Safe Harbor For Forward-Looking Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Interim Financial Statements:

          Progress Energy, Inc.
          --------------------
          Consolidated Statements of Income
          Consolidated Balance Sheets
          Consolidated Statements of Cash Flows
          Supplemental Data Schedule
          Notes to Consolidated Interim Financial Statements

          Carolina Power & Light Company
          ------------------------------
          Consolidated Statements of Income
          Consolidated Balance Sheets
          Consolidated Statements of Cash Flows
          Notes to Consolidated Interim Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 6. Exhibits and Reports on Form 8-K

Signatures

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

       TERM                            DEFINITION
       ----                            ----------

APEC                            Albemarle-Pamlico Economic Development Corporation
Code                            Internal Revenue Service Code
CP&L                            Carolina Power & Light Company
CP&L Energy                     CP&L Energy, Inc., now known as Progress Energy, Inc.
CR3                             Florida Power's nuclear generating plant, Crystal River Unit No. 3
CVO                             Contingent value obligation
DEP                             Florida Department of Environment and Protection
DOE                             Department of Energy
Dt                              Dekatherm
DWM                             North Carolina Department of Environment and Natural Resources, Division of Waste
                                Management
EasternNC                       Eastern North Carolina Natural Gas Company, formerly referred to as ENCNG
EPA                             United States Environmental Protection Agency
FASB                            Financial Accounting Standards Board
FERC                            Federal Energy Regulatory Commission
Florida Power                   Florida Power Corporation
FPC                             Florida Progress Corporation
FPSC                            Florida Public Service Commission
Generally accepted accounting   Accounting principles generally accepted in the United States of America principles
IRS                             Internal Revenue Service
kWh                             kilowatt-hour
MGP                             Manufactured Gas Plant
Monroe Power                    Monroe Power Company
MW                              Megawatt
NCNG                            North Carolina Natural Gas Corporation
NCUC                            North Carolina Utilities Commission
NOx SIP Call                    EPA rule which requires 22 states including North and South Carolina to further reduce nitrogen oxide emissions.
NRC                             United States Nuclear Regulatory Commission
NSP                             Northern States Power
PCH                             Progress Capital Holdings, Inc.
PLRs                            Private Letter Rulings
Progress Energy                 Progress Energy, Inc.
Progress Fuels                  Progress Fuels Corporation, formerly referred to as Electric Fuels Corporation
Progress Rail                   Progress Rail Services Corporation
Progress Telecom                Progress Telecommunications Corporation
Progress Ventures               Business segment of Progress Energy primarily made up of merchant energy generation, coal and synthetic fuel operations and energy marketing and trading, formerly referred to as
                                Energy Ventures
Progress Ventures, Inc.         Legal entity holding certain non-regulated operations and part of Progress Ventures business segment (formerly referred to as CPL Energy Ventures, Inc.)
PUHCA                           Public Utility Holding Company Act of 1935, as amended
RTO                             Regional Transmission Organization
SCPSC                           Public Service Commission of South Carolina
SEC                             United States Securities and Exchange Commission
Service Company                 Progress Energy Service Co., LLC
SFAS No. 133                    Statement of Financial Accounting Standards No. 133, Accounting for Derivative and
                                Hedging Activities
SFAS No. 142                    Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets

SFAS No. 143                    Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement
                                Obligations
SRS                             Strategic Resource Solutions Corp.
the Company                     Progress Energy, Inc. and subsidiaries

     SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
     ------------------------------------------

The matters discussed throughout this combined Form 10-Q that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

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

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended, the North Carolina Utilities Commission, the Public Service Commission of South Carolina and the Florida Public Service Commission), particularly legislative and regulatory initiatives regarding the restructuring of the electricity industry or potential national deregulation legislation; the outcome of legal and administrative proceedings, including proceedings before our principal regulators, and the impact of the settlement of Florida Power's rate case; risks associated with operating nuclear power facilities, availability of nuclear waste storage facilities, and nuclear decommissioning costs; terrorist threats and activities, economic uncertainty caused by such activities on the United States, and potential adverse reactions to United States anti-terrorism activities; changes in the economy of areas served by CP&L, Florida Power or NCNG; the extent to which we are able to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from the restructuring of the electricity industry; weather conditions and catastrophic weather-related damage; general industry trends, increased competition from energy and gas suppliers, and market demand for energy; inflation and capital market conditions; the extent to which we are able to realize the potential benefits of our recent and future acquisitions and successfully integrate them with the remainder of our business; the extent to which we are able to realize the potential benefits of our conversion to a non-regulated holding company structure and the success of our direct and indirect subsidiaries; the extent to which we are able to continue to use tax credits associated with the operations of the synthetic fuel facilities; the extent to which we are able to reduce our capital expenditures through the utilization of the natural gas expansion fund established by the North Carolina Utilities Commission; and unanticipated changes in operating expenses and capital expenditures.

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
------- --------------------

                              Progress Energy, Inc.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 March 31, 2002

STATEMENTS OF INCOME
                                                Three Months Ended
(Unaudited)                                          March 31,
(In thousands except per share amounts)          2002         2001
---------------------------------------------------------------------
Operating Revenues
   Electric                                   $1,497,923   $1,632,048
   Natural gas                                    86,105      138,573
   Diversified businesses                        304,287      137,469
---------------------------------------------------------------------
      Total Operating Revenues                $1,888,315    1,908,090
---------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation              366,849      369,856
   Purchased power                               188,618      217,548
   Gas purchased for resale                       52,923      109,593
   Other operation and maintenance               334,690      295,097
   Depreciation and amortization                 216,612      316,789
   Taxes other than on income                     97,195       99,646
   Diversified businesses                        372,111      189,706
---------------------------------------------------------------------
      Total Operating Expenses                $1,628,998    1,598,235
---------------------------------------------------------------------
Operating Income                                 259,317      309,855
---------------------------------------------------------------------
Other Income (Expense)
   Interest income                                 2,063        9,943
   Other, net                                      5,406        2,923
---------------------------------------------------------------------
      Total Other Income (Expense)                 7,469       12,866
---------------------------------------------------------------------
Net Interest Charges                             169,375      159,665
---------------------------------------------------------------------
Income before Income Taxes                        97,411      163,056
Income Tax Expense (Benefit)                     (35,116)       9,053
---------------------------------------------------------------------
Net Income                                    $  132,527   $  154,003
=====================================================================

Average Common Shares Outstanding                212,979      199,799
Basic and Diluted Earnings per Common Share   $     0.62   $     0.77
Dividends Declared per Common Share           $    0.545   $    0.530

=====================================================================

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.

Progress Energy, Inc
BALANCE SHEETS
(Unaudited)

(In thousands except share data)                                               March 31,    December 31,
Assets                                                                           2002           2001
--------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                          $ 19,166,593   $ 19,176,021
  Gas utility plant in service                                                    515,048        491,903
  Accumulated depreciation                                                    (10,267,483)   (10,096,412)
--------------------------------------------------------------------------------------------------------
     Utility plant in service, net                                              9,414,158      9,571,512
  Held for future use                                                              15,027         15,380
  Construction work in progress                                                   987,255      1,065,154
  Nuclear fuel, net of amortization                                               238,359        262,869
--------------------------------------------------------------------------------------------------------
     Total Utility Plant, Net                                                  10,654,799     10,914,915
--------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                       361,309         54,419
  Accounts receivable                                                             969,203        944,753
  Taxes receivable                                                                 57,602         32,325
  Inventory                                                                       921,194        886,747
  Deferred fuel cost                                                              119,442        146,652
  Prepayments                                                                      44,335         36,150
  Other current assets                                                            205,995        226,947
--------------------------------------------------------------------------------------------------------
     Total Current Assets                                                       2,679,080      2,327,993
--------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory Assets                                                               420,195        455,325
  Nuclear decommissioning trust funds                                             839,604        822,821
  Diversified business property, net                                            1,721,755      1,073,046
  Miscellaneous other property and investments                                    466,201        456,880
  Goodwill, net                                                                 3,690,210      3,690,210
  Prepaid pension costs                                                           491,377        489,600
  Other assets and deferred debits                                                544,061        509,001
--------------------------------------------------------------------------------------------------------
     Total Deferred Debits and Other Assets                                     8,173,403      7,496,883
--------------------------------------------------------------------------------------------------------
        Total Assets                                                         $ 21,507,282   $ 20,739,791
========================================================================================================

Capitalization and Liabilities
--------------------------------------------------------------------------------------------------------
Capitalization
  Common stock (without par value, 500,000,000 shares authorized,
  218,712,088 and 218,725,352 shares issued and outstanding, respectively)   $  4,109,099   $  4,107,493
  Unearned ESOP common stock                                                     (107,285)      (114,385)
  Accumulated other comprehensive loss                                            (27,932)       (32,180)
  Retained earnings                                                             2,058,583      2,042,605
--------------------------------------------------------------------------------------------------------
     Total common stock equity                                                  6,032,465      6,003,533
  Preferred stock of subsidiaries-not subject to mandatory redemption              92,831         92,831
  Long-term debt, net                                                           9,822,005      9,483,745
--------------------------------------------------------------------------------------------------------
        Total Capitalization                                                   15,947,301     15,580,109
--------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                               703,374        688,052
  Accounts payable                                                                597,613        709,906
  Interest accrued                                                                149,381        212,387
  Dividends declared                                                              118,031        117,857
  Short-term obligations                                                          680,151         77,529
  Customer deposits                                                               161,719        154,343
  Other current liabilities                                                       398,297        431,522
--------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                  2,808,566      2,391,596
--------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                             1,420,951      1,434,506
  Accumulated deferred investment tax credits                                     220,894        226,382
  Regulatory liabilities                                                          279,734        287,138
  Other liabilities and deferred credits                                          829,836        820,060
--------------------------------------------------------------------------------------------------------
     Total Deferred Credits and Other Liabilities                               2,751,415      2,768,086
--------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 12)
--------------------------------------------------------------------------------------------------------
        Total Capitalization and Liabilities                                 $ 21,507,282   $ 20,739,791
========================================================================================================

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.

Progress Energy, Inc.
STATEMENTS OF CASH FLOWS                                                        Three Months Ended
(Unaudited)                                                                          March 31,
(In thousands)                                                                  2002         2001
------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                                 $ 132,527   $   154,003
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                             248,018       336,810
      Deferred income taxes                                                      12,356       (19,182)
      Investment tax credit                                                      (5,483)       (6,973)
      Deferred fuel cost                                                         57,714        27,040
      Net (increase) decrease in accounts receivable                            (24,450)       28,568
      Net increase in inventories                                               (35,693)     (115,188)
      Net decrease in prepaids and other current assets                          12,110        32,273
      Net decrease in accounts payable                                          (47,585)      (59,630)
      Net decrease in other current liabilities                                (100,319)      (16,060)
      Other                                                                      45,229         3,344
-----------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                              294,424       365,005
-----------------------------------------------------------------------------------------------------

Investing Activities
   Gross property additions                                                    (267,018)     (270,922)
   Nuclear fuel additions                                                       (33,458)      (61,161)
   Contributions to nuclear decommissioning trust                               (12,226)      (15,220)
   Diversified business property additions                                     (456,131)      (35,554)
   Investments in non-utility activities                                         (9,191)      (19,220)
-----------------------------------------------------------------------------------------------------
         Net Cash Used in Investing Activities                                 (778,024)     (402,077)
-----------------------------------------------------------------------------------------------------

Financing Activities
   Proceeds from issuance of long-term debt                                     167,419     3,176,010
   Net increase in commercial paper reclassified to long-term debt              289,680       191,555
   Net increase (decrease) in short-term indebtedness                           602,622    (3,105,396)
   Net decrease in cash provided by checks drawn in excess of bank balances     (40,046)      (89,015)
   Retirement of long-term debt                                                (112,329)      (31,110)
   Dividends paid on common stock                                              (116,375)     (106,163)
   Other                                                                           (481)      (46,532)
-----------------------------------------------------------------------------------------------------
         Net Cash Provided by (Used in) Financing Activities                    790,490       (10,651)
-----------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                            306,890       (47,723)
Cash and Cash Equivalents at Beginning of the Period                             54,419       101,296
-----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                $ 361,309   $    53,573
=====================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                                        $ 231,067   $   159,269
                              income taxes                                    $   4,334   $     8,307
=====================================================================================================

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.

Progress Energy, Inc.
SUPPLEMENTAL  DATA SCHEDULE                                  Three Months Ended
                                                                  March 31,
(Unaudited)                                                 2002          2001
---------------------------------------------------------------------------------
Operating Revenues (in thousands)
Electric
   Retail                                                 $1,260,809   $1,326,805
   Wholesale                                                 194,946      260,645
   Unbilled                                                   (3,259)     (61,878)
   Miscellaneous revenue                                      45,427      106,476
---------------------------------------------------------------------------------
      Total Electric                                       1,497,923    1,632,048
Natural gas                                                   86,105      138,573
Diversified businesses                                       304,287      137,469
---------------------------------------------------------------------------------
        Total Operating Revenues                          $1,888,315   $1,908,090
=================================================================================

Energy Sales - Utility
 Electric (millions of kWh)
  Retail
   Residential                                                 8,045        8,722
   Commercial                                                  5,246        5,274
   Industrial                                                  3,869        4,194
   Other retail                                                  946          962
---------------------------------------------------------------------------------
      Total retail                                            18,106       19,152
  Unbilled                                                      (156)      (1,168)
  Wholesale                                                    4,311        4,779
---------------------------------------------------------------------------------
      Total Electric                                          22,261       22,763
---------------------------------------------------------------------------------

=================================================================================
Natural Gas Delivered (thousands of dt)                       17,108       14,845
=================================================================================

Energy Supply - Utility (millions of kWh)
  Generated - steam                                           11,414       11,913
              Nuclear                                          7,228        7,138
              Hydro                                              139           53
              Combustion turbines                              1,585        1,137
  Purchased                                                    2,993        3,674
---------------------------------------------------------------------------------
      Total Energy Supply - (Company Share) (a)               23,359       23,915
=================================================================================

Detail of Income Taxes (in thousands)
   Income tax expense (credit) - current                  $  (41,989)  $   35,208
                                 Deferred                     12,356      (19,182)
                                 investment tax credit        (5,483)      (6,973)
---------------------------------------------------------------------------------
      Total Income Tax Expense (Benefit)                  $  (35,116)  $    9,053
=================================================================================

(a) Excludes co-owner's share of the energy supplied from the five generating facilities that are jointly owned.

Progress Energy, Inc.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION
     --------------------------------------

     A.   Organization. Progress Energy, Inc. (the Company) is a registered
          ------------
          holding company under the Public Utility Holding Company Act (PUHCA) of 1935, as amended. Both the Company and its subsidiaries are subject to the regulatory provisions of PUHCA. The Company was formed as a result of the reorganization of Carolina Power & Light Company (CP&L) into a holding company structure on June 19, 2000. All shares of common stock of CP&L were exchanged for an equal number of shares of the Company. On December 4, 2000, the Company changed its name from CP&L Energy, Inc. to Progress Energy, Inc. Through its wholly owned subsidiaries, CP&L, Florida Power Corporation (Florida Power) and North Carolina Natural Gas Corporation (NCNG), the Company is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida and the transport, distribution and sale of natural gas in portions of North Carolina. Through the Progress Ventures business unit, the Company is involved in merchant energy generation, coal and synthetic fuel operations and energy marketing and trading. Through other business units, the Company engages in other non-regulated business areas, including energy management and related services, rail services and telecommunications. Progress Energy's legal structure is not currently aligned with the functional management and financial reporting of the Progress Ventures business segment. Whether, and when, the legal and functional structures will converge depends upon legislative and regulatory action, which cannot currently be anticipated.

     B.   Basis of Presentation. These financial statements have been prepared
          ---------------------
          in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2001 and notes thereto included in Progress Energy's Form 10-K for the year ended December 31, 2001.

          The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain amounts for 2001 have been reclassified to conform to the 2002 presentation.

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

2.   FLORIDA PROGRESS CORPORATION
     ----------------------------

     On November 30, 2000, the Company completed its acquisition of Florida Progress Corporation (FPC) for an aggregate purchase price of approximately $5.4 billion. The Company paid cash consideration of approximately $3.5 billion and issued 46.5 million common shares valued at approximately $1.9 billion. In addition, the Company issued 98.6 million contingent value obligations (CVO) valued at approximately $49.3 million. The excess of the purchase price over the fair value of the net identifiable assets and liabilities acquired has been recorded as goodwill. The goodwill, of approximately $3.6 billion, was being amortized on a straight-line basis over a period of 40 years. Effective January 1, 2002, goodwill is no longer subject to amortization (See Note 7).

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

     2000. During 2001, the Company finalized the plan to combine operations of the companies with final termination payments occurring in 2002.

     The first quarter activity for the non-executive involuntary termination costs is detailed in the table below:

     (in millions)
     Balance at January 1, 2002     $ 8.2
     Payments                        (4.4)
     Adjustments                      0.3
                                    -----
     Balance at March 31, 2002      $ 4.1
                                    =====

3.   GENERATION ACQUISITION
     ----------------------

     On February 15, 2002, Progress Ventures, Inc. acquired 100% of two electric generating projects located in Georgia from LG&E Energy Corp., a subsidiary of Powergen plc. The two projects consist of 1) Walton County Power, LLC in Monroe, Georgia, a 460 megawatt natural gas-fired plant placed in service in June 2001 and 2) Washington County Power, LLC in Washington County, Georgia, a planned 600 megawatt natural gas-fired plant expected to be operational by June 2003. The Walton and Washington projects have been included in the consolidated financial statements since the acquisition date. The acquisition furthers Progress Ventures' expansion into merchant energy operations and positions it as a growing provider of wholesale energy in the Southeast.

     The aggregate purchase price of approximately $358 million was allocated primarily to fixed assets based on the preliminary fair values of the assets acquired. The transaction also included tolling and power sale agreements with LG&E Energy Marketing, Inc. for each project through December 31, 2004. In addition, Progress Ventures entered into a project management and completion agreement whereby LG&E has agreed to manage the completion of the Washington site construction for Progress Ventures. The estimated costs to complete the Washington project at the time the acquisition was completed were approximately $167.6 million.

     The preliminary purchase price allocation is subject to adjustment for changes in the Company's preliminary assumptions and analyses, pending additional information including asset valuations.

     The pro forma results of operations would not be materially different than the reported results of operations for the three months ended March 31, 2002.

4.   FLORIDA POWER RATE CASE SETTLEMENT
     ----------------------------------

     On March 27, 2002, the parties in Florida Power's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the Florida Public Service Commission (FPSC) on April 23, 2002. The Agreement is generally effective from May 1, 2002 through December 31, 2005; provided, however, that if Florida Power's base rate earnings fall below a 10% return on equity, Florida Power may petition the FPSC to amend its base rates.

     The Agreement provides that Florida Power will reduce its retail revenues from the sale of electricity by an annual amount of $125 million. The Agreement also provides that Florida Power will operate under a Revenue Sharing Incentive Plan (the Plan) through 2005, and thereafter until terminated by the FPSC, that establishes annual revenue caps and sharing thresholds. The Plan provides that retail base rate revenues between the sharing thresholds and the retail base rate revenue caps will be divided into two shares - a 1/3 share to be received by Florida Power's shareholders, and a 2/3 share to be refunded to Florida Power's retail customers; provided, however, that for the year 2002 only, the refund to customers will be limited to 67.1% of the 2/3 customer share. The retail base rate revenue sharing threshold amounts for 2002 will be $1,296 million and will increase $37 million each year thereafter. The Plan also provides that all retail base rate revenues above the retail base rate revenue caps established for each year will be refunded to retail customers on an annual basis. For 2002, the refund to customers will be limited to 67.1% of the retail base rate revenues that exceed the 2002 cap. The retail base revenue caps for 2002 will be $1,356 million and will increase $37 million each year thereafter.

     The Agreement also provides that beginning with the in-service date of Florida Power's Hines Unit 2, currently expected to be late 2003, and continuing through December 31, 2005, Florida Power will be allowed to recover through the fuel cost recovery clause a return on average investment and depreciation expense for Hines Unit 2, to the extent such costs do not exceed the Unit's cumulative fuel savings over the recovery period.

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

     Florida Power will suspend accruals on its reserves for nuclear decommissioning and fossil dismantlement through December 31, 2005. Additionally, for each calendar year during the term of the Agreement, Florida Power will record a $62.5 million depreciation expense reduction, and may, at its option, record up to an equal annual amount as an offsetting accelerated depreciation expense. In addition, Florida Power is authorized, at its discretion, to accelerate the amortization of certain regulatory assets over the term of the Agreement.

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

     The Agreement also provides that Florida Power will refund to customers $35 million of revenues Florida Power collected during the interim period since March 13, 2001. This one-time retroactive revenue refund was recorded in the first quarter of 2002.

5.   FINANCIAL INFORMATION BY BUSINESS SEGMENT
     -----------------------------------------

     The Company currently provides services through the following business segments: CP&L Electric, Florida Power Electric, Progress Ventures, Rail Services and Other. The prior period has been restated to reflect the current reportable segments.

     The CP&L Electric and Florida Power Electric segments are engaged in the generation, transmission, distribution, and sale of electric energy in portions of North Carolina, South Carolina and Florida. Electric operations are subject to the rules and regulations of FERC, the NCUC, the SCPSC and the FPSC.

     The Progress Ventures segment is primarily engaged in merchant energy generation and coal and synthetic fuel operations. Management reviews the operations of the Progress Ventures segment after the allocation of energy marketing and trading activities which Progress Ventures performs on behalf of the regulated utilities, CP&L and Florida Power. These activities include wholesale sales on behalf of these utilities. Electric wholesale operations are subject to the rules and regulations of FERC, the NCUC, the SCPSC and the FPSC.

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

                                              Florida Power    Progress                                         Segment
(in thousands)                CP&L Electric     Electric      Ventures(b)   Rail Services (c)      Other        Totals
-------------------------------------------------------------------------------------------------------------------------
Three Months Ended 3/31/02
Revenues
     Unaffiliated               $  811,482      $  686,441     $  113,404       $169,369        $  102,430    $ 1,883,126
     Intersegment                       --              --        131,930            495          (127,236)         5,189
                                -----------------------------------------------------------------------------------------
          Total Revenues        $  811,482      $  686,441     $  245,334       $169,864        $  (24,806)   $ 1,888,315
Net Income (Loss)               $   85,534      $   57,743     $   39,484       $   (701)       $  (49,533)   $   132,527
Segment Income (Loss) After
  Allocation (a)                $   77,940      $   55,159     $   49,662       $   (701)       $  (49,533)   $   132,527
Total Segment Assets            $9,092,069      $5,039,094     $1,900,752       $596,765        $4,878,602    $21,507,282
=========================================================================================================================

                                              Florida Power   Progress                                      Segment
                              CP&L Electric      Electric     Ventures   Rail Services (c)     Other         Totals
---------------------------------------------------------------------------------------------------------------------
Three Months Ended 3/31/01
Revenues
     Unaffiliated               $  821,574     $  810,474     $111,220          --           $  164,604   $ 1,907,872
     Intersegment                       --             --       76,465          --              (76,247)          218
                                -------------------------------------------------------------------------------------
          Total Revenues        $  821,574     $  810,474     $187,685          --           $   88,357   $ 1,908,090
Net Income (Loss)               $  121,470     $   71,606     $ 41,717          --           $  (80,790)  $   154,003
Segment Income (Loss) After
  Allocation (a)                $  107,897     $   63,206     $ 63,690          --           $  (80,790)  $   154,003
Total Segment Assets            $8,713,177     $4,829,168     $701,024          --           $5,808,683   $20,052,052
=====================================================================================================================

(a) Includes allocation of energy trading and marketing net income managed by Progress Ventures on behalf of the electric utilities.

(b) Progress Ventures total segment assets at March 31, 2002, increased from the prior year due to the addition of non-regulated generating assets including Effingham, DeSoto, Walton and Washington, as well as the transfer of Rowan from CP&L in the first quarter of 2002.

(c) As of March 31, 2001, the Rail Services segment was included as Net Assets Held for Sale and therefore no operations or assets are reflected for this segment for this period.

6.   IMPACT OF NEW ACCOUNTING STANDARD
     ---------------------------------

     During the second quarter of 2001, the Financial Accounting Standards Board
     (FASB) issued interpretations of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities," (SFAS No. 133) indicating that options in general cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. The interpretations were effective July 1, 2001. Those interpretations did not require the Company to mark-to-market any of its electricity capacity-energy contracts currently outstanding. In December 2001, the FASB revised the criteria related to the exception for certain electricity contracts, with the revision to be effective April 1, 2002. The revised interpretation did not result in any changes to the Company's assessment of mark-to-market requirements for its current contracts. If an electricity or fuel supply contract in its regulated businesses is subject to mark-to-market accounting, there would be no income statement effect of the mark-to-market because the contract's mark-to-market gain or loss will be recorded as a regulatory asset or liability. Any mark-to-market gains or losses in its non-regulated businesses will affect income unless those contracts qualify for hedge accounting treatment.

     The application of the new rules is still evolving, and further guidance from the FASB is expected, which could additionally impact the Company's financial statements.

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement clarifies the criteria for recording of other intangible assets separately from goodwill. See Note 7 for more information.

     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in July 2001. This statement provides accounting requirements for retirement obligations associated with tangible long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The Company is currently assessing the effects this statement may ultimately have on the Company's accounting for decommissioning, dismantlement and other retirement costs.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS
     ------------------------------------

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement clarifies the criteria for recording of other intangible assets separately from goodwill. Effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is subject to at least an annual assessment for impairment by applying a two-step fair-value based test. This assessment could result in periodic impairment charges.

     The Company is in the process of performing the first step of the initial transitional goodwill impairment test. This test will be as of January 1, 2002, and will be completed by June 30, 2002. The Company has not yet determined the impact, if any, to the Company's consolidated financial position or results of operations.

     There were no changes in the carrying amount of goodwill for the three months ended March 31, 2002. The Company's $3.7 billion of goodwill is assigned to the following three reportable segments: CP&L Electric, Florida Power Electric and Other.

     As required by SFAS No. 142, the results for the prior year's quarter have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted is presented below for the three months ended March 31, 2001.

     (in thousands, except per share data)   Three Months Ended
                                               March 31, 2001
                                             ------------------
     Reported net income                          $154,003
     Add back: Goodwill amortization                22,887
                                                  --------
     Adjusted net income                          $176,890

     Basic earnings per common share:
     Reported net income                          $   0.77
     Adjusted net income                          $   0.89

     Diluted earnings per common share:
     Reported net income                          $   0.77
     Adjusted net income                          $   0.88

     The gross carrying amount and accumulated amortization of the Company's intangible assets as of March 31, 2002 and December 31, 2001 are as follows:

                                         March 31, 2002                 December 31, 2001
                                  -----------------------------   -----------------------------
         (in thousands)           Gross Carrying   Accumulated    Gross Carrying    Accumulated
                                      Amount       Amortization       Amount       Amortization
                                  -----------------------------   -----------------------------
     Synthetic fuel intangibles      140,469         (27,975)        140,469         (22,237)
     Customer contracts               17,300          (6,725)         17,300          (5,600)
     Other                            51,338          (1,529)         18,771            (338)
                                  -----------------------------   -----------------------------
                 Total               209,107         (36,229)        176,540         (28,175)

     Total net intangible assets of $172.9 million and $148.4 million at March 31, 2002, and December 31, 2001, respectively, are included in other assets and deferred debits in the accompanying balance sheets. Amortization expense recorded on intangible assets for the three months ended March 31, 2002 was $8.1 million. The estimated amortization expense on intangible assets for the next five years is as follows:

     (in thousands)
          2002        34,236
          2003        34,390
          2004        36,061
          2005        20,838
          2006        20,169

8.   COMPREHENSIVE INCOME
     --------------------

     Comprehensive income for the three months ended March 31, 2002 and 2001 was $136.8 million and $119.0 million, respectively. Items of other comprehensive income for the three month periods consisted primarily of changes in the fair value of derivatives used to hedge cash flows related to interest on long-term debt.

9.   FINANCING ACTIVITIES
     --------------------

     On February 6, 2002, CP&L issued $48.5 million principal amount of First Mortgage Bonds, Pollution Control Series W, Wake County Pollution Control Revenue Refunding Bonds, 5.375% Series 2002 Due February 1, 2017. On March 1, 2002, CP&L redeemed $48.5 million principal amount of Pollution Control Revenue Bonds, Wake County (Carolina Power & Light Company Project) Adjustable Rate Option Bond 1983 Series Due April 1, 2019, at 101.5% of the principal amount of such bonds.

     In February 2002, $50 million of Progress Capital Holdings, Inc. (PCH) medium-term notes, 5.78% Series, matured. Progress Energy funded this maturity through the issuance of commercial paper.

     In March 2002, Progress Ventures, Inc. obtained a $440 million bank facility that will be used exclusively for expansion of its non-regulated generation portfolio. Borrowings under this facility are secured by the assets in the generation portfolio. In March 2002, Progress Ventures, Inc. made draws under this facility of $120 million.

     On April 17, 2002, Progress Energy issued $350 million of senior unsecured notes due 2007 with a coupon of 6.05% and $450 million of senior secured notes due 2012 with a coupon of 6.85%. Proceeds from this issuance were used to pay down commercial paper.

10.  RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS
     ------------------------------------------------------

     Progress Energy uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio. During March 2002, Progress Energy converted $800 million of fixed rate debt into variable rate debt by executing interest rate derivative agreements with a total notional amount of $800 million with a group of five banks. Under the terms of the agreements, which mature in 2006, Progress Energy will receive a fixed rate of 4.87% and will pay a floating rate based on three-month LIBOR (pay rate of 2.03% at March 31, 2002). These instruments were designated as fair value hedges for accounting purposes. The fair value of these instruments was a $3.3 million liability position at March 31, 2002.

     On April 30, 2002, Progress Energy converted $100 million of fixed rate debt into variable rate debt by executing an interest rate derivative agreement with a counterparty with a total notional amount of $100 million. Under the terms of the agreement, which expires in 2007, Progress Energy will receive a fixed rate of 4.869% and will pay a floating rate based on three-month LIBOR (pay rate of 1.92% at April 30, 2002). This instrument was designated as a fair value hedge for accounting purposes.

     The notional amount of the above contracts is not exchanged and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in the transaction is the cost of replacing the agreements at current market rates. Progress Energy only enters into swap agreements with strong creditworthy counterparties.

11.  FPC-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF A SUBSIDIARY
     -------------------------------------------------------------------------
     HOLDING SOLELY FPC GUARANTEED NOTES
     -----------------------------------

     In April 1999, FPC Capital I (the Trust), an indirect wholly-owned subsidiary of FPC, issued 12 million shares of $25 par cumulative FPC-obligated mandatorily redeemable preferred securities (Preferred Securities) due 2039, with an aggregate liquidation value of $300 million and an annual distribution rate of 7.10%. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (Funding Corp.) all of the common securities of the Trust (371,135 shares) for $9.3 million. Funding Corp. is a direct wholly owned subsidiary of FPC.

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

12.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 2001, with respect to the commitments discussed in Note 20 of the financial statements included in the Company's 2001 Annual Report on Form 10-K.

     Contingencies

     1)   Claims and Uncertainties.
          ------------------------

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

          There has been and may be further proposed federal legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide and mercury setting forth national caps and emission levels over an extended period of time. This national multi-pollutant approach would have significant costs which could be material to CP&L's consolidated financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. Control equipment which may be installed on North Carolina fossil generating facilities as part of the Governor's proposal below may address some of the issues outlined above. The Company cannot predict the outcome of this matter.

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

          The EPA published a final rule approving petitions under Section 126 of the Clean Air Act, which requires certain sources to make reductions in nitrogen oxide emissions by May 1, 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina fossil-fueled electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L, other utilities, trade organizations and other states participated in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of Appeals ruled in favor of the EPA which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court in its May 15th decision rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In August 2001, the Court granted a request by CP&L and other utilities to delay the implementation of the 126 Rule for electric generating units pending resolution by the EPA of the growth factor issue. The Court's order tolls the three-year compliance period (originally set to end on May 1, 2003) for electric generating units as of May 15, 2001. On April 30, 2002, the EPA published a final rule harmonizing the dates for the Section 126 Rule and the NOx SIP Call. In addition, the EPA determined in this rule that the future growth factor estimation methodology was appropriate. The new compliance date for all affected sources is now May 31, 2004, rather than May 1, 2003. The Company cannot predict the outcome of this matter.

          On April 25, 2002, North Carolina Governor Mike Easley announced a framework for a reduction in emissions for the state's coal-burning electric plants. The proposal would require lower sulfur dioxide and nitrogen oxide emissions from CP&L's fossil generating facilities. To finance the capital expenditures utilities would be required to make, electric utility rates would be frozen for at least a 5-year period beginning on an enactment of the legislation. In addition, compliance costs would be amortized on an accelerated basis, replacing certain existing expenses as they expire. The Company cannot predict the final outcome or impact of this matter.

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

          b) The Company and its subsidiaries are involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the final disposition of pending litigation would not have a material adverse effect on the Company's consolidated results of operations or financial position.

13.  SUBSEQUENT EVENT
     ----------------

     On April 26, 2002, Progress Energy finalized the acquisition of Westchester Gas Company, which includes approximately 215 producing natural gas wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems. Total consideration of $148 million included $128 million in Company common stock and $20 million in cash. The properties are located within a 25-mile radius of Jonesville, Texas, on the Texas-Louisiana border.

                         CAROLINA POWER & LIGHT COMPANY
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 March 31, 2002

STATEMENTS OF INCOME

                                                             Three Months Ended
(Unaudited)                                                       March 31,
(In thousands)                                               2002         2001
--------------------------------------------------------------------------------
Operating Revenues
  Electric                                                  $811,482   $821,574
  Diversified businesses                                       3,389      5,029
--------------------------------------------------------------------------------
     Total Operating Revenues                                814,871    826,603
--------------------------------------------------------------------------------
Operating Expenses
  Fuel used in electric generation                           173,902    153,470
  Purchased power                                             73,309     91,929
  Other operation and maintenance                            191,260    168,654
  Depreciation and amortization                              141,386    137,960
  Taxes other than on income                                  38,768     38,436
  Diversified businesses                                       3,061      4,513
--------------------------------------------------------------------------------
     Total Operating Expenses                                621,686    594,962
--------------------------------------------------------------------------------
Operating Income                                             193,185    231,641
--------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                                              1,666      4,685
  Other, net                                                  (2,973)     9,357
--------------------------------------------------------------------------------
     Total Other Income (Expense)                             (1,307)    14,042
--------------------------------------------------------------------------------
Net Interest Charges                                          58,551     62,082
--------------------------------------------------------------------------------
Income before Income Taxes                                   133,327    183,601
Income Taxes                                                  48,208     62,756
--------------------------------------------------------------------------------
Net Income                                                    85,119    120,845
Preferred Stock Dividend Requirements                           (741)      (741)
--------------------------------------------------------------------------------
Earnings for Common Stock                                   $ 84,378   $120,104
================================================================================

See Notes to Carolina Power & Light Company Consolidated Interim Finanial Statements.

Carolina Power & Light Company
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

                                                           March 31,    December 31,
Assets                                                       2002           2001
------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                       $11,984,417   $12,024,291
  Accumulated depreciation                                 (6,064,191)   (5,952,206)
------------------------------------------------------------------------------------
     Utility plant in service, net                          5,920,226     6,072,085
  Held for future use                                           7,105         7,105
  Construction work in progress                               619,488       711,129
  Nuclear fuel, net of amortization                           181,468       200,332
------------------------------------------------------------------------------------
     Total Utility Plant, Net                               6,728,287     6,990,651
------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                   116,403        21,250
  Accounts receivable                                         447,077       454,228
  Receivables from affiliated companies                       409,823        31,707
  Taxes receivable                                                 --        17,543
  Inventory                                                   374,583       365,501
  Deferred fuel cost                                          119,442       131,505
  Prepayments                                                  22,358        11,863
  Other current assets                                         69,322        66,193
------------------------------------------------------------------------------------
     Total Current Assets                                   1,559,008     1,099,790
------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                           267,810       277,550
  Nuclear decommissioning trust funds                         422,320       416,721
  Diversified business property, net                          118,578       111,802
  Miscellaneous other property and investments                228,789       231,325
  Other assets and deferred debits                            130,209       135,373
------------------------------------------------------------------------------------
     Total Deferred Debits and Other Assets                 1,167,706     1,172,771
------------------------------------------------------------------------------------
        Total Assets                                      $ 9,455,001   $ 9,263,212
====================================================================================

Capitalization and Liabilities
------------------------------------------------------------------------------------
Capitalization
  Common stock                                            $ 1,914,999   $ 1,904,246
  Unearned ESOP common stock                                 (107,285)     (114,385)
  Retained earnings                                         1,266,019     1,312,641
  Accumulated other comprehensive loss                         (3,631)       (7,046)
------------------------------------------------------------------------------------
     Total common stock equity                              3,070,102     3,095,456
  Preferred stock - not subject to mandatory redemption        59,334        59,334
  Long-term debt, net                                       3,203,078     2,958,853
------------------------------------------------------------------------------------
        Total Capitalization                                6,332,514     6,113,643
------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                           600,000       600,000
  Accounts payable                                            235,165       300,829
  Payables to affiliated companies                            179,551       157,423
  Taxes accrued                                                60,619            --
  Interest accrued                                             59,412        61,124
  Other current liabilities                                   156,329       209,776
------------------------------------------------------------------------------------
     Total Current Liabilities                              1,291,076     1,329,152
------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                         1,319,537     1,316,823
  Accumulated deferred investment tax credits                 166,805       170,302
  Regulatory liabilities                                        7,479         7,494
  Other liabilities and deferred credits                      337,590       325,798
------------------------------------------------------------------------------------
     Total Deferred Credits and Other Liabilities           1,831,411     1,820,417
------------------------------------------------------------------------------------
Commitments and Contingencies (Note 6)
------------------------------------------------------------------------------------
     Total Capitalization and Liabilities                 $ 9,455,001   $ 9,263,212
====================================================================================

See Notes to Carolina Power & Light Company Consolidated Interim Financial Statements.

Carolina Power & Light Company
STATEMENTS OF CASH FLOWS                                              Three Months Ended
(Unaudited)                                                                March 31,
(In thousands)                                                          2002      2001
------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                        $  85,119   $ 120,845
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                    166,194     159,878
      Deferred income taxes                                            (12,891)    (31,051)
      Investment tax credit                                             (3,496)     (4,984)
      Deferred fuel cost (credit)                                       12,063      (3,838)
      Net (increase) decrease in accounts receivable                   (65,535)    132,481
      Net increase in inventories                                      (18,394)    (37,743)
      Net (increase) decrease in prepaids and other current assets     (13,622)      5,925
      Net increase (decrease) in accounts payable                       76,909    (317,332)
      Net increase (decrease) in other current liabilities             (61,337)     78,610
      Other                                                             43,591       4,759
------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                     208,601     107,550
------------------------------------------------------------------------------------------

Investing Activities
   Gross property additions                                           (176,230)   (204,266)
   Nuclear fuel additions                                              (33,336)    (25,142)
   Contributions to nuclear decommissioning trust                      (10,225)    (10,228)
   Net cash flow of company-owned life insurance program                   540         417
   Diversified business property additions                              (8,350)     (1,225)
   Investments in non-utility activities                                 3,177      (3,406)
------------------------------------------------------------------------------------------
         Net Cash Used in Investing Activities                        (224,424)   (243,850)
------------------------------------------------------------------------------------------

Financing Activities
   Proceeds from issuance of long-term debt                             47,419         185
   Net increase in commercial paper reclassified to long-term debt     243,930     191,555
   Retirement of long-term debt                                        (48,632)       (109)
   Dividends paid to parent                                           (131,000)    (69,854)
   Dividends paid on preferred stock                                      (741)       (741)
------------------------------------------------------------------------------------------
         Net Cash Provided by Financing Activities                     110,976     121,036
------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                    95,153     (15,264)
Cash and Cash Equivalents at Beginning of the Period                    21,250      30,070
------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                       $ 116,403   $  14,806
==========================================================================================
Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period - interest                    $  58,410   $  69,016
                              income taxes                           $ (31,307)  $  (6,382)
==========================================================================================

See Notes to Carolina Power & Light Company Consolidated Interim Financial Statements.

Carolina Power & Light Company
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION
     --------------------------------------

     A.   Organization. Carolina Power & Light Company (CP&L) is a public
          ------------
          service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. CP&L is a wholly owned subsidiary of Progress Energy, Inc. (the Company or Progress Energy). The Company is a registered holding company under the Public Utility Holding Company Act (PUCHA) of 1935, as amended. Both the Company and its subsidiaries are subject to the regulatory provisions of PUCHA.

     B.   Basis of Presentation. These financial statements have been prepared
          ---------------------
          in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2001 and notes thereto included in CP&L's Form 10-K for the year ended December 31, 2001.

          The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain amounts for 2001 have been reclassified to conform to the 2002 presentation, with no effect on previously reported net income or common stock equity.

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

     The financial information by business segment for CP&L Electric for the three months ended March 31, 2002 and 2001 is as follows:

     (In thousands)         March 31, 2002   March 31, 2001
     ------------------------------------------------------
     Revenues                 $  811,482       $  821,574
     Segment Income           $   85,534       $  121,470
     Total Segment Assets     $9,092,069       $8,713,177
     ======================================================

     The primary differences between the CP&L Electric and CP&L consolidated financial information relate to other non-electric operations and elimination entries.

3.   IMPACT OF NEW ACCOUNTING STANDARD
     ---------------------------------

     During the second quarter of 2001, the Financial Accounting Standards Board
     (FASB) issued interpretations of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities," (SFAS No. 133) indicating that options in general cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. The interpretations were effective July 1, 2001. Those interpretations did not require CP&L to mark-to-market any of its electricity capacity-energy contracts currently outstanding. In December 2001, the FASB revised the criteria related to the exception for certain electricity contracts, with the revision to be effective April 1, 2002. The revised interpretation did not result in any changes to CP&L's assessment of mark-to-market requirements for its current contracts. If an electricity or fuel supply contract in its regulated businesses is subject to mark-to-market accounting, there would be no income statement effect of the mark-to-market because the contract's mark-to-market gain or loss will be recorded as a regulatory asset or liability. Any mark-to-market gains or losses in its non-regulated businesses will affect income unless those contracts qualify for hedge accounting treatment.

     The application of the new rules is still evolving, and further guidance from the FASB is expected, which could additionally impact CP&L's financial statements.

     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in July 2001. This statement provides accounting requirements for retirement obligations associated with tangible long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which CP&L has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. CP&L is currently assessing the effects this statement may ultimately have on accounting for decommissioning, dismantlement and other retirement costs.

4.   COMPREHENSIVE INCOME
     --------------------

     Comprehensive income for the three months ended March 31, 2002 and 2001 was $88.5 million and $116.3 million, respectively. Items of other comprehensive income for the three month periods consisted primarily of changes in fair value of derivatives used to hedge cash flows related to interest on long-term debt.

5.   FINANCING ACTIVITIES
     --------------------

     On February 6, 2002, CP&L issued $48.5 million principal amount of First Mortgage Bonds, Pollution Control Series W, Wake County Pollution Control Revenue Refunding Bonds, 5.375% Series 2002 Due February 1, 2017. On March 1, 2002, CP&L redeemed $48.5 million principal amount of Pollution Control Revenue Bonds, Wake County (Carolina Power & Light Company Project) Adjustable Rate Option Bond 1983 Series Due April 1, 2019, at 101.5% of the principal amount of such bonds.

6.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 2001, with respect to the commitments discussed in Note 15 of the financial statements included in CP&L's 2001 Annual Report on Form 10-K.

     Contingencies

          1)   Claims and Uncertainties.
               ------------------------

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

               There has been and may be further proposed federal legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide and mercury setting forth national caps and emission levels over an extended period of time. This national multi-pollutant approach would have significant costs which could be material to CP&L's consolidated financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. Control equipment which may be installed on North Carolina fossil generating facilities as part of the Governor's proposal below may address some of the issues outlined above. CP&L cannot predict the outcome of this matter.

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

               The EPA published a final rule approving petitions under Section 126 of the Clean Air Act, which requires certain sources to make reductions in nitrogen oxide emissions by 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina fossil-fueled electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L, other utilities, trade organizations and other states are participating in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of Appeals ruled in favor of the EPA which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court in its May 15th decision rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In August 2001, the court granted a request by CP&L and other utilities to delay the implementation of the 126 Rule for electric generating units pending resolution by the EPA of the growth factor issue. The court's order tolls the three-year compliance period (originally set to end on May 1, 2003) for electric generating units as of May 15, 2001. On April 30, 2002, the EPA published a final rule harmonizing the dates for the Section 126 Rule and the NOx SIP Call. In addition, the EPA determined in this rule that the future growth factor estimation methodology was appropriate. The new compliance date for all affected sources is now May 31, 2004, rather than May 1, 2003. CP&L cannot predict the outcome of this matter.

               On April 25, 2002, North Carolina Governor Mike Easley announced a framework for a reduction in emissions for the state's coal-burning electric plants. The proposal would require lower sulfur dioxide and nitrogen oxide emissions from CP&L's fossil generating facilities. To finance the capital expenditures utilities would be required to make, electric utility rates would be frozen for at least a 5-year period beginning on an enactment of the legislation. In addition, compliance costs would be amortized on an accelerated basis, replacing certain existing expenses as they expire. CP&L cannot predict the final outcome or impact of this matter.

               CP&L has filed claims with its general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.

               b) CP&L is involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the final disposition of pending litigation would not have a material adverse effect on CP&L's consolidated results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations
        -------------

     RESULTS OF OPERATIONS
     ---------------------

     For the three months ended March 31, 2002, as compared to the corresponding period in the prior year

     Progress Energy, Inc.

     Operating Results
     -----------------

     Progress Energy's consolidated earnings for the three months ended March 31, 2002 were $132.5 million, or $0.62 per share, compared to earnings of $154.0 million, or $0.77 per share, for the same period in 2001. Earnings for the quarter were negatively affected by a $35 million one-time retroactive revenue refund ($21 million after-tax) resulting from Florida Power's rate settlement, milder weather in the first quarter of 2002, when compared to 2001, that resulted in lower retail and wholesale sales, and unfavorable economic conditions that resulted in reduced sales to industrial customers in 2002. In addition, other operation and maintenance (O&M) expense increased in 2002 when compared to the prior year due to lower staffing levels that existed at the time of the merger with Florida Progress. The common stock issuance in August 2001 also resulted in dilution of basic earnings per share in the current period. Partially offsetting these items were the elimination of goodwill amortization and certain ongoing depreciation expense reductions as part of Florida Power's rate settlement.

     Business segment earnings and the factors affecting them are discussed below.

     CP&L Electric
     -------------

     CP&L Electric contributed net income of $85.5 and $121.5 million for the three months ended March 31, 2002 and 2001, respectively. Included in these amounts are energy marketing and trading activities, which are managed by Progress Ventures on behalf of CP&L, that had net income of $7.6 million and $13.6 million for the three months ended March 31, 2002 and 2001, respectively. Factors contributing to this quarter's results were higher O&M expenses over the first quarter of 2001, mild weather and continued weakness in industrial and wholesale sales, as detailed in the tables below.

     CP&L's electric revenues for the three months ended March 31, 2002 and 2001 and the percentage change by customer class are as follows (in millions):

     -------------------------------------------------------
           Customer Class          2002    % Change    2001
     -------------------------------------------------------
     Residential                  $309.3     (4.7)%   $324.5
     Commercial                    187.3      1.8      184.0
     Industrial                    145.7     (4.3)     152.3
     Governmental                   17.5      3.6       16.9
     -----------------------------------              ------
        Total Retail Revenues      659.8     (2.6)     677.7
     Wholesale                     142.6    (12.5)     163.0
     Unbilled                       (9.7)    75.6      (39.6)
     Miscellaneous                  18.8     (8.3)      20.5
     -----------------------------------              ------
        Total Electric Revenues   $811.5     (1.2)%   $821.6
     -------------------------------------------------------

     CP&L electric energy sales for the three months ended March 31, 2002 and 2001 and the percentage change by customer class are as follows (in thousands of mWh):

     ----------------------------------------------------------
            Customer Class           2002     % Change    2001
     ----------------------------------------------------------
     Residential                     3,985     (7.6)%     4,313
     Commercial                      2,790     (2.2)      2,852
     Industrial                      2,987     (7.1)      3,214
     Governmental                      325     (6.3)        347
     -------------------------------------               ------
        Total Retail Energy Sales   10,087     (6.0)     10,726
     Wholesale                       3,331     (4.6)      3,493
     Unbilled                         (187)    72.2        (672)
     -------------------------------------               ------
        Total mWh sales             13,231     (2.3)%    13,547
     ----------------------------------------------------------

     Sales of energy to retail customers were down for the first quarter of 2002 when compared to 2001 primarily due to the impacts of a weaker economy on the industrial customer class. Mild weather caused decreased usage by both the residential and commercial customer classes, which was partially offset by an increase in customer growth of both these customer classes. Sales to wholesale customers decreased in 2002 when compared to the prior year, primarily due to the impact of weather and decreases in supplemental energy sales.

     CP&L Electric's fuel expense increased $20.4 million for the three months ended March 31, 2002, when compared to $153.5 million in 2001, primarily due to increased deferred fuel expense resulting from fuel cost collections that reduce previously deferred fuel costs. Purchased power expense decreased $18.6 million for the three months ended March 31, 2002, when compared to $91.9 million in 2001, primarily due to volume decreases attributable to favorable market conditions that existed in the first quarter of 2001. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

     CP&L Electric's operations and maintenance expense increased $22.6 million for the three months ended March 31, 2002, when compared to $168.7 million in 2001, primarily due to an increase in Service Company costs from an increase in employee headcount in the current quarter when compared to the prior quarter. In addition, higher benefit costs and the timing of the Nuclear Electric Insurance Limited (NEIL) refund contributed to the increase. The current year NEIL refund was not received until April 2002; however, the prior year refund was received in March 2001. CP&L Electric's earnings for the three months ended March 31, 2002, were also unfavorably impacted by lower AFUDC credits in 2002 when compared to the same period in the prior year.

     Florida Power Electric
     ----------------------

     Florida Power Electric contributed net income of $57.7 million and $71.6 million for the three months ended March 31, 2002 and 2001, respectively. Included in these amounts are energy marketing and trading activities, which are managed by Progress Ventures on behalf of Florida Power, that had net income of $2.6 million and $8.4 million for the three months ended March 31, 2002, and 2001, respectively. Quarterly earnings were negatively affected by the outcome of the Florida Power rate case settlement, which included a one-time retroactive revenue refund of $35 million, as well as the impact of mild weather. See Note 4 to the Progress Energy Consolidated Interim Financial Statements for additional information on the settlement. Earnings for the three months ended March 31, 2002, were positively impacted by lower ongoing depreciation expense in accordance with the rate case settlement and increased revenues from customer growth and usage. The tables below detail Florida Power's sales by customer class.

     Florida Power's electric revenues for the three months ended March 31, 2002 and 2001 and the percentage change by customer class are as follows (in millions):

     ---------------------------------------------------------------
              Customer Class               2002    % Change    2001
     ---------------------------------------------------------------
     Residential                         $379.2      (4.9)%   $398.9
     Commercial                           166.8       5.0      158.9
     Industrial                            50.0      (6.5)      53.5
     Governmental                          39.9       5.6       37.8
     Retroactive Retail Revenue Refund    (35.0)       --         --
     ------------------------------------------               ------
        Total Retail Revenues             600.9      (7.4)     649.1
     Wholesale                             52.4     (46.4)      97.7
     Unbilled                               6.5     129.2      (22.3)
     Miscellaneous                         26.6     (69.1)      86.0
     ------------------------------------------               ------
        Total Electric Revenues          $686.4     (15.3)%   $810.5
     ---------------------------------------------------------------

     Florida Power's electric energy sales for the three months ended March 31, 2002 and 2001, and the percentage change by customer class are as follows (in thousands of mWh):

     -------------------------------------------------------
            Customer Class          2002    % Change    2001
     -------------------------------------------------------
     Residential                    4,060     (7.9)%   4,409
     Commercial                     2,456      1.4     2,422
     Industrial                       882     (9.9)      979
     Governmental                     621      0.8       616
     ------------------------------------              -----
        Total Retail Energy Sales   8,019     (4.8)    8,426
     Wholesale                        979    (23.9)    1,286
     Unbilled                          32    106.5      (495)
     ------------------------------------              -----
        Total mWh sales             9,030     (2.0)%   9,217
     -------------------------------------------------------

     As a result of the settlement of the Florida Power rate case, Florida Power Electric recognized a one-time retroactive revenue refund of $35 million to its retail customers in the first quarter of 2002. In addition, the first quarter 2002 revenues decreased when compared to the same period in the prior year due to the recognition of $63 million of deferred revenue in the first quarter of 2001, which is included in miscellaneous revenues in the table above. Milder weather conditions in the first quarter of 2002, when compared to the same period in the prior year, negatively affected energy sales, which was partially offset by an increase in Florida Power's customer base. A weaker economy negatively impacted the industrial customer class.

     Fuel used in generation and purchased power decreased $33.7 million for the three months ended March 31, 2002, when compared to $342.0 million in the prior year, primarily due to lower oil and gas prices and a decrease in system requirements. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

     Other operation and maintenance expense increased $20.5 million for the three months ended March 31, 2002, when compared to $110.9 million in the prior year, primarily due to a decrease in pension credits and increases in other benefit costs and Service Company costs due to an increase in employee headcount in the current quarter when compared to the prior quarter.

     Depreciation and amortization expense decreased $82.8 million for the three months ended March 31, 2002, when compared to $152.1 million in the prior year. The Florida Power rate case settlement provides for ongoing reductions in depreciation which reduced the amount of depreciation recorded in the first quarter of 2002 by $15.6 million. In addition, the first quarter of 2001 depreciation includes $63 million of accelerated amortization on the Tiger Bay regulatory asset associated with deferred revenue from 2000.

     Progress Ventures
     -----------------

     The Progress Ventures segment operations include fuel extraction, manufacturing and delivery, synthetic fuels production, merchant generation, and energy marketing and trading activities on behalf of the utility operating companies as well as for its non-regulated plants. Progress Ventures contributed segment income, including allocation of energy marketing and trading on behalf of the utilities, of $49.7 million for the three months ended March 31, 2002 and $63.7 million for the same period in 2001. The majority of the decrease in segment income is due to the energy marketing and trading function.

     Progress Ventures' energy marketing and trading activities on behalf of CP&L and Florida Power generated net income of $7.6 million and $2.6 million, respectively, for the quarter ended March 31, 2002, compared to net income of $13.6 million and $8.4 million, respectively, for the comparable period in 2001. Earnings from the trading operations decreased over these periods due to the impact of mild weather conditions, the completion of certain contracts, and the impact of lower natural gas prices on the pricing of certain contracts.

     Progress Ventures operates facilities that produce synthetic fuel, as defined under the Internal Revenue Service Code (Code). The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code. See "Synthetic Fuels" under OTHER MATTERS below for additional discussion of these tax credits. The Progress Ventures segment sold 3.0 million and 2.9 million tons of synthetic fuel for the three months ended March 31, 2002 and 2001, respectively, that resulted in tax credits of $83.8 million and $76.6 million being recorded for the first quarter of 2002 and 2001, respectively.

     Rail Services
     -------------

     Rail Services' operations represent the activities of Progress Rail Services Corporation (Progress Rail) and include railcar repair, rail parts reconditioning and sales, scrap metal recycling and other rail related services. Rail Services had a net loss of $0.7 million for the three months ended March 31, 2002. In the first quarter of 2001, Progress Rail was recorded as net assets held for sale. Therefore, the operations of Rail Services had no impact on the first quarter 2001 earnings. In the second quarter of 2001, Rail Services was reclassified from net assets held for sale and the cumulative Rail Services' operations since the acquisition date of November 30, 2000, were included in Progress Energy's consolidated results of operations.

     Rail Services' first quarter 2002 revenues of $169.9 million decreased from the prior year due to the sale of the Louisville Scrap and Metal operations in November 2001 and the transition from acting as a scrap reseller in 2001 to acting as a scrap resale agent in 2002. Rail Services results for the three months ended March 31, 2002, have been favorably impacted by the implementation of cost control programs.

     Other Businesses
     ----------------

     The Other segment primarily includes the operations of North Carolina Natural Gas Corporation (NCNG), Strategic Resource Solutions Corp. (SRS), Progress Telecommunications Corporation (Progress Telecom) and Caronet, Inc. (Caronet). This segment also includes other non-regulated operations of CP&L and FPC as well as holding company results. The Other segment generated a net loss of $49.5 million for the three months ended March 31, 2002, and a net loss of $80.8 million for the same period in 2001. The increase in earnings for the first quarter of 2002, when compared to the same period in the prior year, was primarily due to the elimination of the goodwill amortization in 2002.

     In accordance with SFAS No. 142, effective January 1, 2002, Progress Energy no longer amortizes goodwill. The Company amortized $22.9 million of goodwill in the first quarter of 2001. At March 31, 2002, the Company had $3.7 billion of unamortized goodwill. See Note 7 to the Progress Energy Consolidated Interim Financial Statements for additional information on SFAS No. 142.

     NCNG had net income of $8.4 million and $7.5 million for the three months ended March 31, 2002 and 2001, respectively, and the increase in net income is primarily due to an increase in margin. NCNG's margin on gas sales increased $4.2 million for the three months ended March 31, 2002, when compared to $29.0 million in the prior year, due to an increase in natural gas sale volumes. Natural gas sales of $86.1 million decreased $52.5 million from $138.6 million in the prior year primarily due to the sharp decline in natural gas prices when compared to the prior year, which also decreased gas purchased for resale.

     In February 2002, NCNG filed a general rate case with the North Carolina Utilities Commission (NCUC) requesting an annual rate increase of $47.6 million. On May 3, 2002, NCNG withdrew the application, based upon the NCUC Public Staff's and other parties' interpretation of the order approving the merger of CP&L and NCNG that such a case was not permitted until 2003. NCNG plans to file an application with the NCUC in the near future, consistent with the other parties' interpretation of the NCUC's order. Progress Energy cannot predict the outcome of this matter.

     Generally accepted accounting principles require companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual rate. Income tax expense was increased by $21.2 for the first quarter of 2002 and $20.0 million for the first quarter of 2001 in order to maintain an effective tax rate consistent with the estimated annual rate. The tax credits associated with Progress Energy's synthetic fuel operations lower the overall effective tax rate. Fluctuations in estimated earnings and tax credits can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

     Progress Energy issued 98.6 million CVOs in connection with the Florida Progress acquisition. Each CVO represents the right to receive contingent payments based on the performance of four synthetic fuel facilities owned by Progress Energy. The payments, if any, are based on the net after-tax cash flows the facilities generate. These CVOs are recorded at fair value based on published prices and unrealized gains and losses from changes in fair value are recognized in earnings. At March 31, 2002, the CVOs had a fair market value of approximately $30.6 million. Progress Energy recorded a gain of $11.3 million for the three months ended March 31, 2002 to record the change in fair value of CVOs. A loss of $3.0 million was recorded for the same period in 2001.

     The operations of SRS, Progress Telecom and Caronet did not have a material impact on Progress Energy's results for the three months ended March 31, 2002 or 2001.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Progress Energy, Inc.

     Statement of Cash Flows and Financing Activities
     ------------------------------------------------

     Cash provided by operating activities decreased $70.6 million for the three months ended March 31, 2002, when compared to the corresponding period in the prior year. The decrease in cash from operating activities for the 2002 period is due to a decrease in operating income from the impact of the Florida Power rate case settlement and the impact of unfavorable weather in the current quarter. In addition, changes in the balances of certain current assets and liabilities due to operational fluctuations decreased cash provided by operating activities.

     Net cash used in investing activities increased $375.9 million for the three months ended March 31, 2002, when compared to the corresponding period in the prior year. The increase in cash used in investing activities is primarily due to an expansion of Progress Ventures' generation portfolio (See Note 3 to the Progress Energy Consolidated Interim Financial Statements). During the first three months of 2002, $267.0 million was spent on its utility subsidiaries' construction program and $456.1 million was spent in diversified business property additions.

     Net cash provided by financing activities increased $801.1 million for the three months ended March 31, 2002, when compared to the corresponding period in the prior year. The increase in cash provided by financing activities is primarily due to an increase in short-term obligations as well as an increase in long-term debt, the details of which are described below.

     On February 6, 2002, CP&L issued $48.5 million principal amount of First Mortgage Bonds, Pollution Control Series W, Wake County Pollution Control Revenue Refunding Bonds, 5.375% Series 2002 Due February 1, 2017. On March 1, 2002, CP&L redeemed $48.5 million principal amount of Pollution Control Revenue Bonds, Wake County (Carolina Power & Light Company Project) Adjustable Rate Option Bond 1983 Series Due April 1, 2019, at 101.5% of the principal amount of such bonds.

     In February 2002, $50 million of Progress Capital Holdings, Inc. (PCH) medium-term notes, 5.78% Series, matured. Progress Energy funded this maturity through the issuance of commercial paper.

     In March 2002, Progress Ventures, Inc. obtained a $440 million bank facility that will be used exclusively for expansion of its non-regulated generation portfolio. Borrowings under this facility are secured by the assets in the generation portfolio. In March 2002, Progress Ventures, Inc. made draws under this facility of $120 million.

     During March 2002, Progress Energy converted $800 million of fixed rate debt into variable rate debt by executing interest rate derivative agreements with a group of five banks. Under the terms of the agreements, Progress Energy will receive a fixed rate of 4.87% and will pay a floating rate based on three-month LIBOR (pay rate of 2.03% at March 31, 2002). These instruments were designated as fair value hedges for accounting purposes.

     On March 28, 2002, Standard & Poor's affirmed Progress Energy's corporate credit rating of BBB+ and the ratings of Florida Power and CP&L but revised the outlook for Progress Energy to negative from stable. S&P stated that its change in outlook reflects the increased business risk at Progress Ventures and lower-than-projected credit protection measures. S&P stated that Progress Energy's plan to divest of non-core assets and use the proceeds to pay down acquisition-related debt is moving slower than S&P had expected.

     On April 10, 2002, Moody's revised its outlook to negative from stable on Progress Energy's senior unsecured debt rating of Baa1. Moody's maintained a stable outlook for both Florida Power and CP&L. Moody's stated that its change in outlook to negative was in response to the increased level of debt incurred by the company, primarily to finance the expansion of its Progress Ventures unregulated generation portfolio.

     The change in outlook by the rating agencies has not affected Progress Energy's access to liquidity nor the cost of its short-term borrowings. Progress Energy is committed to maintaining its current ratings and is currently assessing the situation with both rating agencies to determine an appropriate course of action, if necessary, to address their concerns.

     On April 17, 2002, Progress Energy issued $350 million of senior unsecured notes due 2007 with a coupon of 6.05% and $450 million of senior secured notes due 2012 with a coupon of 6.85%. Proceeds from this issuance were used to pay down commercial paper.

     On April 25, 2002, North Carolina Governor Mike Easley announced a framework for a reduction in emissions for the state's coal-burning electric plants. The proposal would require lower sulfur dioxide and nitrogen oxide emissions from CP&L's fossil generating facilities. To finance the capital expenditures utilities would be required to make, electric utility rates would be frozen for at least a 5-year period beginning on an enactment of the legislation. In addition, compliance costs would be amortized on an accelerated basis, replacing certain existing expenses as they expire. Progress Energy cannot predict the final outcome or impact of this matter.

     On April 30, 2002, Progress Energy converted $100 million of fixed rate debt into variable rate debt by executing an interest rate derivative agreement with a counterparty with a total notional amount of $100 million. Under the terms of the agreement, which expires in 2007, Progress Energy will receive a fixed rate of 4.869% and will pay a floating rate based on three-month LIBOR (pay rate of 1.92% at April 30, 2002). This instrument was designated as a fair value hedge for accounting purposes.

     Future Commitments
     ------------------

     As of March 31, 2002, Progress Energy's contractual cash obligations and other commercial commitments has not changed materially from what was reported in the 2001 Annual Report on Form 10-K. The only changes in Progress Energy's future commitments involve the additional first quarter 2002 long-term debt issuances that are detailed above and the finalization of Progress Ventures' purchase obligation related to generation acquisition, as detailed in Note 3 to the Progress Energy Consolidated Interim Financial Statements

     OTHER MATTERS
     -------------

     Florida Power Rate Case Settlement
     ----------------------------------

     On March 27, 2002, the parties in Florida Power's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC on April 23, 2002. The Agreement is generally effective from May 1, 2002 through December 31, 2005; provided, however, that if Florida Power's base rate earnings fall below a 10% return on equity, Florida Power may petition the FPSC to amend its base rates.

     See Note 4 to the Progress Energy Consolidated Interim Financial Statements for additional information on the Agreement.

     Generation Acquisition
     ----------------------

     During February 2002, Progress Ventures, Inc. completed the acquisition of two electric generating projects located in Georgia from LG&E Energy Corp., a subsidiary of Powergen plc. The two projects consist of 1) the Walton project in Monroe, Georgia, a 460 megawatt natural gas-fired plant placed in service in June 2001 and 2) the Washington project in Washington County, Georgia, a planned 600 megawatt natural gas-fired plant expected to be operational by June 2003. The transaction included tolling and power sale agreements with LG&E Energy Marketing, Inc. for both projects through December 31, 2004. See Note 3 to the Progress Energy Consolidated Interim Financial Statements for additional information on this acquisition.

     Fuel Acquisition
     ----------------

     On April 26, 2002, Progress Energy finalized the acquisition of Westchester Gas Company, which includes approximately 215 producing natural gas wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems. Total consideration of $148 million included $128 million in Company common stock and $20 million in cash. The properties are located within a 25-mile radius of Jonesville, Texas, on the Texas-Louisiana border. This transaction added 140 billion cubic feet (Bcf) of gas reserves to Progress Ventures' growing energy portfolio.

     EasternNC Activities
     --------------------

     The Eastern North Carolina Natural Gas Co. (EasternNC) is a corporation formed equally between the Albemarle Pamlico Economic Development Corporation (APEC) and Progress Energy to build an 750-mile natural gas pipeline system to serve 14 eastern North Carolina counties. On March 21, 2002, EasternNC filed a request with the NCUC to lay natural gas pipelines in more than one phase of the project simultaneously and to adjust the sequence of the phases of the project. The NCUC approved this request and issued an order to that effect on April 17, 2002.

     Synthetic Fuels Tax Credits
     ---------------------------

     Progress Energy, through its subsidiaries, is a majority owner in five entities and a minority owner in one entity that own facilities that produce synthetic fuel, as defined under the Internal Revenue Service Code
     (Code). The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. All entities have received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. The PLRs do not limit the production on which synthetic fuel tax credits may be claimed. These tax credits are scheduled to expire in 2007.

     Should the tax credits be denied on future audits, and Progress Energy fails to prevail through the audit/legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows. In management's opinion, Progress Energy is complying with all the necessary requirements to be allowed such credits under Section 29 and believes it is probable, although it cannot provide certainty, that it will prevail if challenged by the IRS on any credits taken.

     Nuclear Matters
     ---------------

     On April 1, 2002, the Company filed a response to an industry-wide request from the Nuclear Regulatory Commission (NRC) concerning potential degradation of the reactor vessel heads of pressurized water reactors
     (PWRs). Inspections of the vessel heads at the Company's PWR plants have been performed during previous outages. At the Crystal River plant (CR3), one nozzle was found to have a crack and was repaired; however, no degradation of the reactor vessel head was identified. Current plans are to replace the vessel head at CR3 during its next regularly scheduled refueling outage in 2003. At the Robinson plant, an inspection was completed and no penetration nozzle cracking was identified and there was no degradation of the reactor vessel head. At the Harris plant, sufficient inspections were completed during the last refueling outage to conclude there is no degradation of the reactor vessel head.

     On February 25, 2002, the NRC issued orders formalizing many of the security enhancements made at the Company's nuclear plants since September 2001. These orders include additional restrictions on access, increased security presence and closer coordination with the Company's partners in intelligence, military, law enforcement and emergency response at the federal, state and local levels. The Company is currently reviewing the new requirements to determine the cost to implement these orders. The Company does not expect those costs to be material to the Company's consolidated financial position or results of operations. As the NRC, other governmental entities, and the industry continue to consider security issues, it is possible that more extensive security plans could be required.

     Franchise Litigation
     --------------------

     Seven cities, with a total of approximately 59,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek 1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, 2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and 3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities, franchise fees during the pending litigation, and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. Three circuit courts have entered orders requiring arbitration to establish the purchase price of Florida Power's electric distribution facilities within three cities. One appellate court has held that one city has the right to determine the value of Florida Power's facilities within the city through arbitration. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system, nor has there been any proceeding to determine the value at which such a purchase could be made. Arbitration in one of the cases is scheduled to occur in the third quarter of 2002. Progress Energy cannot predict the outcome of these matters.

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

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     During the first three months of 2002, $176.2 million was spent on CP&L's construction program and $8.4 million was spent on diversified business property additions.

     As of March 31, 2002, CP&L's contractual cash obligations and other commercial commitments has not changed materially from what was reported in the 2001 Annual Report on Form 10-K.

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

     The Company's exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 2001. The Company's exposure to market value risk with respect to the CVOs has also not changed materially since December 31, 2001.

     In March 2002, Progress Ventures, Inc. obtained a $440 million bank facility that will be used exclusively for expansion of its non-regulated generation portfolio. In March 2002, Progress Ventures, Inc. made draws under this facility of $120 million.

     During March 2002, Progress Energy converted $800 million of fixed rate debt into variable rate debt by executing interest rate derivative agreements with a group of five banks. Under the terms of the agreements, Progress Energy will receive a fixed rate of 4.87% and will pay a floating rate based on three-month LIBOR (pay rate of 2.03% at March 31, 2002). These instruments were designated as fair value hedges for accounting purposes. The fair value of these instruments was a $3.3 million liability position at March 31, 2002.

     As a result of these issuances, the exposure to changes in interest rates from the Company's fixed rate and variable rate long-term debt at March 31, 2002, has changed from December 31, 2001. The total fixed rate long-term debt at March 31, 2002, was $7.9 billion, with an average interest rate of 6.89% and fair market value of $8.2 billion. The total variable rate long-term debt at March 31, 2002, was $740 million, with an average interest rate of 4.98% and fair market value of $741 million.

     The exposure to changes in interest rates from the Company's commercial paper reclassified as long-term debt, extendible notes and FPC mandatorily redeemable securities of trust at March 31, 2001, was not materially different than at December 31, 2001. In addition, the Company's exposure on the $500 million notional amount of interest rate swap agreements used to hedge its exposure on variable rate debt positions at March 31, 2002, was not materially different than at December 31, 2001.

     Carolina Power & Light Company

     CP&L has certain market risks inherent in its financial instruments, which arise from transactions entered into in the normal course of business. CP&L's primary exposures are changes in interest rates with respect to long-term debt and commercial paper reclassified as long-term debt, and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. CP&L's exposure to return on marketable securities for the decommission trust funds has not changed materially since December 31, 2001. The exposure to changes in interest rates from the Company's fixed rate long-term debt, variable rate long-term debt, commercial paper reclassified as long-term debt and extendible notes at March 31, 2002, was not materially different than at December 31, 2001. In addition, CP&L's exposure on the $500 million notional amount of interest rate swap agreements used to hedge its exposure on variable rate debt positions at March 31, 2002, was not materially different than at December 31, 2001.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
------  -----------------

     Legal aspects of certain matters are set forth in Part I, Item 1. See Note 12 to the Progress Energy, Inc. Consolidated Interim Financial Statements and Note 6 to the CP&L Consolidated Interim Financial Statements.

Item 2. Changes in Securities and Use of Proceeds
------  -----------------------------------------

     RESTRICTED STOCK AWARDS:

     (a) Securities Delivered. On January 14, 2002, February 22, 2002, March 11,
         --------------------
     2002, March 20, 2002 and April 8, 2002, 13,920, 20,800, 4,500, 76,200 and
     4,500 restricted shares, respectively, of the Company's Common Shares were granted to certain key employees pursuant to the terms of the Company's 1997 Equity Incentive Plan (Plan), which was approved by the Company's shareholders on May 7, 1997. (Sponsorship of the Plan was transferred from CP&L to the Company effective August 1, 2000.) Section 9 of the Plan provides for the granting of Restricted Stock by the Personnel, Executive Development and Compensation Committee (currently the Committee on Organization and Compensation), (the Committee) to key employees of the Company, including its Affiliates and Subsidiaries. The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the accounts of the recipients and do not represent newly issued shares of the Company.

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

     (c) Consideration. The Common Shares were delivered to provide an incentive
         -------------
     to the employee recipients to exert their utmost efforts on the Company's behalf and thus enhance the Company's performance while aligning the employee's interest with those of the Company's shareholders.

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

     (a) Exhibits

          None

     (b) Reports on Form 8-K filed during or with respect to the quarter:

          Progress Energy, Inc.
          ---------------------

                     Financial
            Item     Statements
          Reported    Included      Date of Event        Date Filed
          --------   ----------   -----------------   -----------------
             9           No        January 11, 2002   January 11, 2002
             5           No       December 12, 2001   January 17, 2002
             5          Yes        January 23, 2002   February 6, 2002
             7          Yes       February 26, 2002   February 26, 2002
             5           No         April 17, 2002     April 22, 2002
             5           No         April 24, 2002     April 25, 2002
             9           No          May 3, 2002         May 3, 2002

          Carolina Power & Light Company
          ------------------------------

               None

                                   SIGNATURES
                                   ----------

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PROGRESS ENERGY, INC.
                                               ---------------------
                                               CAROLINA POWER & LIGHT COMPANY
                                               ------------------------------
Date: May 15, 2002                             (Registrants)


                                               By: /s/ Peter M. Scott III
                                                   -----------------------------
                                               Executive Vice President and
                                               Chief Financial Officer


                                               By: /s/ Robert H. Bazemore, Jr.
                                                   -----------------------------
                                               Vice President and Controller
                                               Chief Accounting Officer