Form 10-Q
period 2002-09-30
CAROLINA POWER & LIGHT CO; PROGRESS ENERGY INC
filed 2002-11-15
CIK 17797, 1094093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to      .
                                                ------  ------


Commission           Exact name of registrants as specified in their charters, state of           I.R.S. Employer
File Number      incorporation, address of principal executive offices, and telephone number   Identification Number

  1-15929                                   Progress Energy, Inc.                                   56-2155481
                                        410 South Wilmington Street
                                    Raleigh, North Carolina 27601-1748
                                        Telephone: (919) 546-6111
                                   State of Incorporation: North Carolina



  1-3382                               Carolina Power & Light Company                               56-0165465
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2002, each registrant had the following shares of common stock outstanding


              Registrant                                Description                                Shares
              ----------                                -----------                                ------
Progress Energy, Inc.                    Common Stock (Without Par Value)                       222,152,799
Carolina Power & Light Company           Common Stock (Without Par Value)              159,608,055 (all of which were
                                                                                       held by Progress Energy, Inc.)


            PROGRESS ENERGY, INC. AND CAROLINA POWER & LIGHT COMPANY
              FORM 10-Q - For the Quarter Ended September 30, 2002



Glossary of Terms

Safe Harbor For Forward-Looking Statements

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Interim Financial Statements:

               Progress Energy, Inc.
               ---------------------
               Consolidated Statements of Income
               Consolidated Balance Sheets
               Consolidated Statements of Cash Flows
               Supplemental Data Schedule
               Notes to Consolidated Interim Financial Statements

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

Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Certifications

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:


     TERM                                    DEFINITION

Code                       Internal Revenue Service Code
CP&L                       Carolina Power & Light Company
CR3                        Florida Power's nuclear generating plant, Crystal River Unit No. 3
CVO                        Contingent value obligation
DEP                        Florida Department of Environment and Protection
DOE                        United States Department of Energy
Dt                         Dekatherm
DWM                        North Carolina Department of Environment and Natural Resources, Division of Waste
                           Management
EasternNC                  Eastern North Carolina Natural Gas Company, formerly referred to as ENCNG
EITF 98-10                 Accounting for Contracts Involved in Energy Trading and Risk Management Activities
EPA                        United States Environmental Protection Agency
FASB                       Financial Accounting Standards Board
FERC                       Federal Energy Regulatory Commission
Florida Power              Florida Power Corporation
FPC                        Florida Progress Corporation
FPSC                       Florida Public Service Commission
Generally accepted         Accounting principles generally accepted in the United States of America accounting principles
IBEW                       International Brotherhood of Electrical Workers
IRS                        Internal Revenue Service
KWh                        Kilowatt-hour
MGP                        Manufactured Gas Plant
MW                         Megawatt
NCNG                       North Carolina Natural Gas Corporation
NCUC                       North Carolina Utilities Commission
NOx SIP Call               EPA rule which requires 22 states including North and South Carolina to further reduce nitrogen oxide emissions.
NRC                        United States Nuclear Regulatory Commission
PCH                        Progress Capital Holdings, Inc.
PLR                        Private Letter Ruling
Progress Energy            Progress Energy, Inc.
Progress Fuels             Progress Fuels Corporation, formerly referred to as Electric Fuels Corporation
Progress Rail              Progress Rail Services Corporation
Progress Telecom           Progress Telecommunications Corporation
Progress Ventures          Business segment of Progress Energy primarily made up of non-regulated energy generation, coal and synthetic fuel operations and energy marketing and trading, formerly referred to as Energy Ventures
Progress Ventures, Inc.    Legal entity holding certain non-regulated operations and part of Progress Ventures business segment
PUHCA                      Public Utility Holding Company Act of 1935, as amended
RTO                        Regional Transmission Organization
SCPSC                      Public Service Commission of South Carolina
SEC                        United States Securities and Exchange Commission
Service Company            Progress Energy Service Co., LLC
SFAS No. 133               Statements of Financial Accounting Standards No. 133, Accounting for Derivative and
                           Hedging Activities
SFAS No. 142               Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets
SFAS No. 143               Statements of Financial Accounting Standards No. 143, Accounting for Asset Retirement
                           Obligations
SFAS No. 144               Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or
                           Disposal of Long-Lived Assets



SFAS No. 145               Statements of Financial Accounting Standards No. 145, Rescission of FASB Statement Nos.
                           4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections
SFAS No. 146               Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated
                           with Exit or Disposal Activities
SRS                        Strategic Resource Solutions Corp.
the Company                Progress Energy, Inc. and subsidiaries

                                       4

         SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This combined report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The matters discussed throughout this combined Form 10-Q that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

In addition, forward-looking statements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the sub-heading "Other Matters" concerning synthetic fuel tax credits and regulatory developments.

Any forward-looking statement speaks only as of the date on which such statement is made, and neither Progress Energy (the Company) nor CP&L undertakes any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; the impact of recent events in the energy markets that have increased the level of public and regulatory scrutiny in the energy industry and in the capital markets; deregulation or restructuring in the electric industry that may result in increased competition and unrecovered (stranded) costs; the uncertainty regarding the timing, creation and structure of regional transmission organizations; weather conditions that directly influence the demand for electricity and natural gas; recurring seasonal fluctuations in demand for electricity and natural gas; fluctuations in the price of energy commodities and purchased power; economic fluctuations and the corresponding impact on the Company's and CP&L's commercial and industrial customers; the ability of the Company's subsidiaries to pay upstream dividends or distributions to it; the impact on the facilities and the businesses of the Company and CP&L from a terrorist attack; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the ability to successfully access capital markets on favorable terms; the impact that increases in leverage may have on the Company and CP&L; the ability of the Company and CP&L to maintain their current credit ratings; the impact of derivative contracts used in the normal course of business by the Company and CP&L; the Company's continued ability to use Section 29 tax credits related to its coal and synthetic fuels businesses; the continued depressed state of the telecommunications industry and the Company's ability to realize future returns from Progress Telecom and Caronet, Inc.; the Company's ability to successfully integrate newly acquired businesses, including Westchester Gas Company, into its operations as quickly or as profitably as expected; the Company's ability to successfully complete the sale of North Carolina Natural Gas and apply the proceeds therefrom to reduce outstanding indebtedness; the Company's ability to manage the risks involved with the construction and operation of its non-regulated plants, including construction delays, dependence on third parties and related counter-party risks, and a lack of operating history; the Company's ability to manage the risks associated with its energy marketing and trading operations; the extent to which the Company is able to reduce its capital expenditures through the utilization of the natural gas expansion fund established by the North Carolina Utilities Commission; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact the Company's subsidiaries.

These and other risk  factors  are  detailed  from time to time in the  Progress
Energy and CP&L SEC reports. You should closely read these SEC reports, including, particularly, Progress Energy's current report on Form 8-K filed with the SEC on August 9, 2002. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Progress Energy and CP&L. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Progress Energy and CP&L.

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                              Progress Energy, Inc.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 2002


CONSOLIDATED STATEMENTS OF INCOME
                                                                     Three Months Ended            Nine Months Ended
(Unaudited)                                                            September 30,                 September 30,
(In thousands except per share amounts)                          2002             2001            2002              2001
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Electric                                                 $  1,908,817    $    1,879,934   $   5,007,321   $     5,077,928
  Natural gas                                                    60,568            51,671         211,171           258,820
  Diversified businesses                                        383,141           398,942       1,060,613         1,217,532
-----------------------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                               2,352,526         2,330,547       6,279,105         6,554,280
-----------------------------------------------------------------------------------------------------------------------------
Operating Expenses
  Fuel used in electric generation                              459,293           446,309       1,205,731         1,194,453
  Purchased power                                               269,108           268,794         675,066           698,218
  Gas purchased for resale                                       47,505            36,282         150,277           203,060
  Other operation and maintenance                               324,880           290,651       1,011,096           890,148
  Depreciation and amortization                                 211,088           268,475         642,979           849,395
  Taxes other than on income                                    106,144           105,125         297,775           298,716
  Diversified businesses                                        737,243           461,393       1,536,229         1,372,840
-----------------------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                                2,155,261         1,877,029       5,519,153         5,506,830
-----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                197,265           453,518         759,952         1,047,450
-----------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                                                 3,002             5,549          11,317            24,997
  Other, net                                                    (13,394)           16,671          (8,505)            7,214
-----------------------------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                              (10,392)           22,220           2,812            32,211
-----------------------------------------------------------------------------------------------------------------------------
Interest Charges
  Net interest charges                                          149,431           170,044         498,475           530,259
  Allowance for borrowed funds used during construction          (3,721)           (4,206)        (11,064)           (9,559)
-----------------------------------------------------------------------------------------------------------------------------
      Total Interest Charges                                    145,710           165,838         487,411           520,700
-----------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                       41,163           309,900         275,353           558,961
Income Tax Benefit                                             (110,771)          (56,543)       (129,728)          (73,187)
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                 $    151,934    $      366,443   $     405,081   $       632,148
-----------------------------------------------------------------------------------------------------------------------------

Average Common Shares Outstanding                               216,079           205,866         214,700           201,925
Basic Earnings per Common Share                            $       0.71    $         1.78   $        1.89   $          3.13
Diluted Earnings per Common Share                          $       0.70    $         1.77   $        1.88   $          3.12
Dividends Declared per Common Share                        $      0.545    $        0.530   $       1.635   $         1.590

-----------------------------------------------------------------------------------------------------------------------------
See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.






Progress Energy, Inc
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share data)                                               September 30,      December 31,
Assets                                                                             2002              2001
---------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                         $  19,764,622     $    19,176,021
  Gas utility plant in service                                                    540,693             491,903
  Accumulated depreciation                                                    (10,522,018)        (10,096,412)
---------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                           9,783,297           9,571,512
  Held for future use                                                              15,027              15,380
  Construction work in progress                                                   806,922           1,065,154
  Nuclear fuel, net of amortization                                               215,493             262,869
---------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                               10,820,739          10,914,915
---------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                        58,940              54,419
  Accounts receivable                                                             794,659             723,807
  Unbilled accounts receivable                                                    231,393             199,593
  Taxes receivable                                                                      -              32,325
  Inventory                                                                       918,297             893,971
  Deferred fuel cost                                                              183,942             146,652
  Prepayments                                                                      62,740              49,056
  Other current assets                                                            190,358             224,409
---------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                    2,440,329           2,324,232
---------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                               403,168             448,631
  Nuclear decommissioning trust funds                                             790,858             822,821
  Diversified business property, net                                            1,768,477           1,073,046
  Miscellaneous other property and investments                                    515,613             464,589
  Goodwill, net                                                                 3,785,073           3,690,210
  Prepaid pension costs                                                           503,357             489,600
  Restricted cash                                                                  73,821                   -
  Other assets and deferred debits                                                479,321             513,099
---------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                  8,319,688           7,501,996
---------------------------------------------------------------------------------------------------------------
           Total Assets                                                     $  21,580,756     $    20,741,143
---------------------------------------------------------------------------------------------------------------

Capitalization and Liabilities
---------------------------------------------------------------------------------------------------------------
Capitalization
  Common stock (without par value, 500,000,000 shares authorized,
  221,933,138 and 218,725,352 shares issued and outstanding, respectively) $    4,278,913     $     4,107,493
  Unearned ESOP common stock                                                     (101,560)           (114,385)
  Accumulated other comprehensive loss                                            (39,102)            (32,180)
  Retained earnings                                                             2,094,639           2,042,605
---------------------------------------------------------------------------------------------------------------
        Total common stock equity                                               6,232,890           6,003,533
  Preferred stock of subsidiaries-not subject to mandatory redemption              92,831              92,831
  Long-term debt, net                                                           9,735,025           8,618,960
---------------------------------------------------------------------------------------------------------------
           Total Capitalization                                                16,060,746          14,715,324
---------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                               375,202             688,052
  Accounts payable                                                                657,572             725,977
  Taxes accrued                                                                   123,645                   -
  Interest accrued                                                                153,903             212,387
  Dividends declared                                                              120,001             117,857
  Short-term obligations                                                        1,060,267             942,314
  Customer deposits                                                               159,920             154,343
  Other current liabilities                                                       391,470             419,398
---------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                               3,041,980           3,260,328
---------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                             1,157,446           1,434,506
  Accumulated deferred investment tax credits                                     211,446             226,382
  Regulatory liabilities                                                          292,544             287,239
  Other liabilities and deferred credits                                          816,594             817,364
---------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                            2,478,030           2,765,491
---------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 13)
---------------------------------------------------------------------------------------------------------------
           Total Capitalization and Liabilities                            $   21,580,756     $    20,741,143
---------------------------------------------------------------------------------------------------------------
See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.






Progress Energy, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                           Nine Months Ended
(Unaudited)                                                                        September 30,
(In thousands)                                                               2002               2001
----------------------------------------------------------------------------------------------------------

Operating Activities
  Net income                                                           $     405,081     $       632,148
  Adjustments to reconcile net income to net cash provided by
  Operating activities
      Impairment of long-lived assets and investments                        329,997                   -
      Depreciation and amortization                                          801,157             997,680
      Deferred income taxes                                                 (312,020)            (78,987)
      Investment tax credit                                                  (14,930)            (18,479)
      Deferred fuel cost (credit)                                            (37,290)             25,616
      Net increase in accounts receivable                                    (96,005)            (48,536)
      Net increase in inventories                                            (29,069)           (252,505)
      Net increase in prepaids and other current assets                      (23,169)             (1,815)
      Net increase (decrease) in accounts payable                             13,605             (60,828)
      Net increase in other current liabilities                               99,521              65,630
      Other                                                                   69,457             (24,281)
----------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                          1,206,335           1,235,643
----------------------------------------------------------------------------------------------------------

Investing Activities
  Gross property additions                                                  (738,559)           (884,837)
  Diversified business property additions and acquisitions                  (764,553)           (194,661)
  Proceeds from sale of assets                                                   670               5,532
  Nuclear fuel additions                                                     (56,102)           (113,099)
  Net contributions to nuclear decommissioning trust                         (13,367)            (40,540)
  Fuel acquisition, net of cash acquired                                     (17,355)                  -
  Net cash flow of company-owned life insurance program                       (4,086)             (5,137)
  Investments in non-utility activities                                       (5,068)              3,390
  Net increase in restricted cash                                            (73,821)                  -
  Other                                                                          388                   -
----------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                             (1,671,853)         (1,229,352)
----------------------------------------------------------------------------------------------------------

Financing Activities
  Proceeds from issuance of long-term debt                                 1,787,711           3,772,376
  Net increase (decrease) in short-term indebtedness                         117,953          (3,632,802)
  Net decrease in cash provided by checks drawn in excess of bank            (37,471)            (78,816)
balances
  Retirement of long-term debt                                            (1,049,918)           (186,295)
  Issuance of common stock                                                          -            488,290
  Dividends paid on common stock                                            (350,903)           (318,910)
  Other                                                                        2,667             (47,567)
----------------------------------------------------------------------------------------------------------
        Net Cash Provided by (Used in) Financing Activities                  470,039              (3,724)
----------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                      4,521               2,567
Cash and Cash Equivalents at Beginning of the Period                          54,419             101,296
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                         $      58,940     $       103,863
----------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                                 $     540,512     $       507,284
                              income taxes                             $     104,863     $        31,664
See Note 2 for non-cash investing and financing activity.
----------------------------------------------------------------------------------------------------------
See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.






Progress Energy, Inc.
SUPPLEMENTAL  DATA SCHEDULE                                     Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
(Unaudited)                                                    2002             2001             2002              2001
-----------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands)
Electric
    Retail                                                $ 1,602,600     $ 1,591,713     $    4,176,454    $     4,214,165
    Wholesale                                                 251,797         254,054            659,316            729,608
    Unbilled                                                    2,542          (7,493)            28,769            (54,272)
    Miscellaneous revenue                                      51,878          41,660            142,782            188,427
-----------------------------------------------------------------------------------------------------------------------------
         Total Electric                                     1,908,817       1,879,934          5,007,321          5,077,928
Natural gas                                                    60,568          51,671            211,171            258,820
Diversified businesses                                        383,141         398,942          1,060,613          1,217,532
-----------------------------------------------------------------------------------------------------------------------------
            Total Operating Revenues                      $ 2,352,526     $ 2,330,547     $    6,279,105    $     6,554,280
-----------------------------------------------------------------------------------------------------------------------------

Energy Sales - Utility
 Electric (millions of kWh)
  Retail
     Residential                                                9,988           9,385             25,810             25,310
     Commercial                                                 6,881           6,597             18,012             17,553
     Industrial                                                 4,552           4,473             12,776             13,068
     Other retail                                               1,185           1,164              3,183              3,135
-----------------------------------------------------------------------------------------------------------------------------
          Total retail                                         22,606          21,619             59,781             59,066
  Unbilled                                                         (3)           (350)               716               (893)
  Wholesale                                                     5,550           5,087             14,331             13,946
-----------------------------------------------------------------------------------------------------------------------------
     Total Electric                                            28,153          26,356             74,828             72,119
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Natural Gas Delivered (thousands of dt)                        19,965          13,080             52,463             39,022
-----------------------------------------------------------------------------------------------------------------------------

Energy Supply - Utility (millions of kWh)
  Generated - Steam                                            14,529          13,451             37,628             37,242
              Nuclear                                           7,720           7,553             22,640             21,503
              Hydro                                                51              83                297                200
              Combustion turbines                               3,121           2,461              6,868              5,270
  Purchased                                                     4,142           3,945             10,991             11,330
-----------------------------------------------------------------------------------------------------------------------------
            Total Energy Supply - (Company Share) (a)          29,563          27,493             78,424             75,545
-----------------------------------------------------------------------------------------------------------------------------

Detail of Income Taxes (in thousands)
    Income tax expense (credit) - current                 $   163,024      $   (4,197)    $      197,212    $        24,279
                                  deferred                   (269,087)        (47,082)          (312,020)           (78,987)
                                  investment tax credit        (4,708)         (5,264)           (14,920)           (18,479)
-----------------------------------------------------------------------------------------------------------------------------
               Total Income Tax Benefit                   $  (110,771)     $  (56,543)    $     (129,728)   $       (73,187)
-----------------------------------------------------------------------------------------------------------------------------

(a) Excludes co-owner's share of the energy supplied from the five generating facilities that are jointly owned.

Progress Energy, Inc.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization. Progress Energy, Inc. (the Company) is a registered holding company under the Public Utility Holding Company Act (PUHCA) of 1935, as amended. Both the Company and its subsidiaries are subject to the regulatory provisions of PUHCA. Through its wholly owned subsidiaries, Carolina Power & Light Company (CP&L), Florida Power Corporation (Florida Power) and North Carolina Natural Gas Corporation (NCNG), the Company is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida and the transport, distribution and sale of natural gas in portions of North Carolina. Through the Progress Ventures business unit, the Company is involved in non-regulated energy generation; coal, gas and synthetic fuel operations; and energy marketing and trading. Through other business units, the Company engages in other non-regulated business areas, including energy management and related services, rail services and telecommunications. Progress Energy's legal structure is not currently aligned with the functional management and financial reporting of the Progress Ventures business segment. Whether, and when, the legal and functional structures will converge depends upon legislative and regulatory action, which cannot currently be anticipated.

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

     The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Effective with the quarter ended September 30, 2002, the Company will no longer reclassify commercial paper as long-term debt. Certain amounts for 2001 have been reclassified to conform to the 2002 presentation.

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

2.   ACQUISITIONS

     Generation Acquisition. On February 15, 2002, Progress Ventures, Inc. acquired 100% of two electric generating projects located in Georgia from LG&E Energy Corp., a subsidiary of Powergen plc. The two projects consist of 1) Walton County Power, LLC in Monroe, Georgia, a 460 megawatt natural gas-fired plant placed in service in June 2001 and 2) Washington County Power, LLC in Washington County, Georgia, a planned 600 megawatt natural gas-fired plant expected to be operational by June 2003. The Walton and Washington projects have been included in the consolidated financial statements since the acquisition date. The acquisition furthers Progress Ventures' expansion into non-regulated energy operations and positions it as a growing provider of energy in the Southeast.

     The aggregate cash purchase price of approximately $348 million included approximately $1.7 million of direct transaction costs. The purchase price was primarily allocated to fixed assets based on the preliminary fair values of the assets acquired. The transaction also included tolling and power sale agreements with LG&E Energy Marketing, Inc. for each project through December 31, 2004. The excess of the purchase price over the preliminary fair value of the net identifiable assets and liabilities acquired has been recorded as goodwill. Based on this preliminary allocation, goodwill of approximately $64.1 million has been recorded. The preliminary purchase price allocation is subject to adjustment for changes in the preliminary assumptions and analyses used, pending additional information including final asset valuations.

     In addition, Progress Ventures, Inc. entered into a project management and completion agreement whereby LG&E has agreed to manage the completion of the Washington site construction for Progress Ventures. The estimated costs to complete the Washington project at the time of acquisition were approximately $167.6 million.

     The pro forma results of operations would not be materially different than the reported results of operations for the three and nine months ended September 30, 2002, or for the comparable periods in the prior year.

     Fuel Acquisition. On April 26, 2002, Progress Fuels Corporation, a subsidiary of Progress Energy, acquired 100% of Westchester Gas Company. The acquisition included approximately 215 producing natural gas wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems located within a 25-miles radius of Jonesville, Texas, on the Texas-Louisiana border.

     The aggregate purchase price of approximately $153 million consisted of cash consideration of approximately $22 million and the issuance of 2.5 million shares of Progress Energy common stock valued at approximately $129 million. The purchase price included approximately $1.7 million of direct transaction costs. The purchase price was primarily allocated to fixed assets based on the preliminary fair values of the assets acquired. The excess of the purchase price over the preliminary fair value of the net identifiable assets and liabilities acquired has been recorded as goodwill. Based on this preliminary allocation, goodwill of approximately $33 million has been recorded. The preliminary purchase price allocation is subject to adjustment for changes in the preliminary assumptions and analyses used, pending additional information including final asset valuations and allocations to gas properties.

     The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations for Westchester have been included in Progress Energy's consolidated financial statements since the date of acquisition. The pro forma results of operations would not be materially different than the reported results of operations for the three and nine months ended September 30, 2002, or for the comparable periods in the prior year.

3.   IMPAIRMENT OF LONG-LIVED ASSETS, INVESTMENTS AND OTHER ONE-TIME CHARGES

     Due to the decline of the telecommunications industry and continued operating losses, the Company initiated a valuation study to assess the recoverability of Progress Telecom's and Caronet's long-lived assets. Based on this assessment, the Company recorded asset impairments and other one-time charges totaling $330.4 million on a pre-tax basis in the third quarter of 2002 ($208.5 million after-tax). The asset write-downs and other one-time charges are included in diversified businesses expenses on the Consolidated Statements of Income. The results of Progress Telecom and Caronet are included in the Other segment (See Note 5). This write-down constitutes a significant reduction in the book value of these long-lived assets.

     The long-lived asset write-downs of $305.0 million on a pre-tax basis include an impairment of property, plant and equipment, construction work in process and intangible assets. The impairment charge represents the difference between the fair value and carrying amount of these long-lived assets. The fair value of these assets was determined using a valuation study heavily weighted on the discounted cash flow methodology and using market approaches as supporting information. The other one-time charges of $25.4 million on a pre-tax basis primarily relate to inventory adjustments.

     Effective June 28, 2000, Caronet entered into an agreement with Bain Capital where it contributed the net assets used in its application service provider business to a newly formed company, for a 35% ownership interest (15% voting interest), named Interpath Communications, Inc. (Interpath). In May 2002, Interpath merged with Usinternetworking, Inc. Pursuant to the terms of the merger agreement and additional funds being contributed by Bain Capital, CP&L now owns approximately 19% of the company (7% voting interest). As a result of the merger, the Company reviewed the Interpath investment for impairment and wrote off the remaining amount of its cost-basis investment in Interpath, recording a pre-tax impairment of $25.0 million in the third quarter of 2002 ($16.3 million after-tax). The investment write-down is included in other, net on the Consolidated Statements of Income.

4.   FLORIDA POWER RATE CASE SETTLEMENT

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

     The Agreement provides that Florida Power will reduce its retail revenues from the sale of electricity by an annual amount of $125 million. The Agreement also provides that Florida Power will operate under a Revenue Sharing Incentive Plan (the Plan) through 2005, and thereafter until terminated by the FPSC, that establishes annual revenue caps and sharing thresholds. The Plan provides that retail base rate revenues between the sharing thresholds and the retail base rate revenue caps will be divided into two shares - a 1/3 share to be received by Florida Power's shareholders, and a 2/3 share to be refunded to Florida Power's retail customers; provided, however, that for the year 2002 only, the refund to customers will be limited to 67.1% of the 2/3 customer share. The retail base rate revenue sharing threshold amounts for 2002 will be $1,296 million and will increase $37 million each year thereafter. The Plan also provides that all retail base rate revenues above the retail base rate revenue caps established for each year will be refunded to retail customers on an annual basis. For 2002, the refund to customers will be limited to 67.1% of the retail base rate revenues that exceed the 2002 cap. The retail base revenue caps for 2002 will be $1,356 million and will increase $37 million each year thereafter. Any amounts above the retail base revenue caps will be refunded 100 percent to customers.

     The Agreement also provides that beginning with the in-service date of Florida Power's Hines Unit 2 and continuing through December 31, 2005, Florida Power will be allowed to recover through the fuel cost recovery clause a return on average investment and depreciation expense for Hines Unit 2, to the extent such costs do not exceed the Unit's cumulative fuel savings over the recovery period. Hines Unit 2 is a 516 MW combined-cycle unit under construction and currently scheduled for completion in late 2003.

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

     Florida Power will suspend accruals on its reserves for nuclear decommissioning and fossil dismantlement through December 31, 2005. Additionally, for each calendar year during the term of the Agreement, Florida Power will record a $62.5 million depreciation expense reduction, and may, at its option, record up to an equal annual amount as an offsetting accelerated depreciation expense. In addition, Florida Power is authorized, at its discretion, to accelerate the amortization of certain regulatory assets over the term of the Agreement. There was no accelerated depreciation or amortization expense recorded for the three and nine months ended September 30, 2002.

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

     The Agreement also provides that Florida Power will refund to customers $35 million of revenues Florida Power collected during the interim period since March 13, 2001. This one-time retroactive revenue refund was recorded in the first quarter of 2002 and will be returned to retail customers over an eight-month period ending December 31, 2002. Any additional refunds under the Agreement will be recorded as they become probable. No additional refunds have been accrued at September 30, 2002.

5.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

     The Progress Ventures segment is primarily engaged in non-regulated energy generation and coal, gas and synthetic fuel operations. Management reviews the operations of the Progress Ventures segment after the allocation of energy marketing and trading activities which Progress Ventures performs on behalf of the regulated utilities, CP&L and Florida Power. The marketing activity refers to soliciting and managing wholesale power supply contracts and to selling excess generation as available, all within the regulated framework. Contracts within this activity are subject to review under SFAS No. 133. The trading activity refers to trading as defined in EITF 98-10. This trading activity has primarily consisted of entering into standardized electric forward contracts. In addition, the trading activity has also included purchasing power for immediate resale. This trading has been conducted on behalf of CP&L and Florida Power, but is outside the regulated framework (i.e., is a non-regulated activity). Progress Ventures also enters into non-regulated trading transactions for its non-regulated plant and fuel businesses.

     The Rail Services segment operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, and scrap metal recycling. These activities include maintenance and reconditioning of salvageable scrap components of railcars, locomotive repair, right-of-way maintenance and operating manufacturing facilities for new rail cars.

     The Other segment is primarily made up of regulated natural gas, other diversified businesses and holding company operations, which includes the transportation, distribution and sale of natural gas in portions of North Carolina, telecommunication services, miscellaneous non-regulated activities and elimination entries.

     For reportable segments presented in the accompanying table, segment income includes intersegment revenues accounted for at prices representative of unaffiliated party transactions. Intersegment revenues that are not eliminated represent natural gas sales to the CP&L Electric and the Florida Power Electric segments.


                                                      Florida Power      Progress     Rail Services                   Segment
(in thousands)                        CP&L Electric      Electric      Ventures (b)        (c)          Other (d)      Totals
------------------------------------------------------------------------------------------------------------------------------
Three Months Ended 9/30/02
Revenues
     Unaffiliated                        $1,045,180        $863,637      $168,777        $194,611       $70,902     $2,343,107
     Intersegment                                 -               -       135,029           1,282      (126,892)         9,419
                                      ----------------------------------------------------------------------------------------
          Total Revenues                 $1,045,180        $863,637      $303,806        $195,893      $(55,990)    $2,352,526
Net Income (Loss)                          $179,308        $123,774       $72,976            $733     $(224,857)      $151,934
Segment Income (Loss) After                $167,974        $120,513       $87,571            $733     $(224,857)      $151,934
  Allocation (a)
Total Segment Assets                     $8,785,416      $5,079,719    $2,381,706        $579,947    $4,753,968    $21,580,756
==============================================================================================================================

                                                      Florida Power     Progress                                      Segment
                                      CP&L Electric     Electric       Ventures       Rail Services       Other        Totals
------------------------------------------------------------------------------------------------------------------------------
Three Months Ended 9/30/01
Revenues
     Unaffiliated                          $973,803        $906,131      $144,511        $219,554       $77,926     $2,321,925
     Intersegment                                 -               -        88,014             478       (79,870)         8,622
                                      ----------------------------------------------------------------------------------------
          Total Revenues                   $973,803        $906,131      $232,525        $220,032       $(1,944)    $2,330,547
Net Income (Loss)                          $168,456        $114,079       $61,660         $(2,165)      $24,413       $366,443
Segment Income (Loss) After                $156,725        $107,397       $80,073         $(2,165)      $24,413       $366,443
Allocation (a)
Total Segment Assets                     $9,101,248      $5,044,029    $1,005,962        $828,384    $4,693,366    $20,672,989
==============================================================================================================================




                                      CP&L Electric   Florida Power     Progress      Rail Services     Other (d)     Segment
                                                        Electric      Ventures (b)         (c)                        Totals
   ---------------------------------------------------------------------------------------------------------------------------
   Nine Months Ended 9/30/02
   Revenues
        Unaffiliated                     $2,691,320      $2,316,001      $419,702        $574,514      $258,413     $6,259,950
        Intersegment                              -               -       394,848           2,632      (378,325)        19,155
                                         -------------------------------------------------------------------------------------
             Total Revenues              $2,691,320      $2,316,001      $814,550        $577,146     $(119,912)    $6,279,105
   Net Income (Loss)                       $396,530        $258,271      $165,928          $2,979     $(418,627)      $405,081
   Segment Income (Loss) After             $355,251        $248,741      $216,737          $2,979     $(418,627)      $405,081
   Allocation (a)
   Total Segment Assets                  $8,785,416      $5,079,719    $2,381,706        $579,947    $4,753,968    $21,580,756
   ===========================================================================================================================

                                                      Florida Power     Progress                                    Segment
                                      CP&L Electric     Electric        Ventures      Rail Services     Other       Totals
   ---------------------------------------------------------------------------------------------------------------------------
   Nine Months Ended 9/30/01
   Revenues
        Unaffiliated                     $2,577,664      $2,500,265      $395,767        $739,863      $327,211     $6,540,770
        Intersegment                              -               -       280,410           1,102      (268,002)        13,510
                                         -------------------------------------------------------------------------------------
             Total Revenues              $2,577,664      $2,500,265      $676,177        $740,965       $59,209     $6,554,280
   Net Income (Loss)                       $373,949        $269,996      $161,026         $(9,698)    $(163,125)      $632,148
   Segment Income Loss) After              $334,593        $251,601      $218,777         $(9,698)    $(163,125)      $632,148
   Allocation (a)
   Total Segment Assets                  $9,101,248      $5,044,029    $1,005,962        $828,384    $4,693,366    $20,672,989
   ===========================================================================================================================
   (a) After allocation of energy trading and marketing net income managed by
   Progress Ventures on behalf of the electric utilities.
   (b) Progress Ventures total segment assets at September 30, 2002, increased from the prior year due to the addition of non-regulated generating assets including Effingham, DeSoto, Walton and Washington, the transfer of the
   Rowan plant from CP&L in the first quarter of 2002 and the acquisition of
   Westchester Gas Company (See Note 2). The Effingham and Washington units are still under construction.
   (c) Rail Services total segment assets at September 30, 2002, decreased from the prior year due to the final purchase price allocation being recorded in the fourth quarter of 2001.
   (d) All goodwill is included in the Other Segment herein (See Note 7).

6.   IMPACT OF NEW ACCOUNTING STANDARDS

     During the second quarter of 2001, the Financial Accounting Standards Board
     (FASB)  issued   interpretations  of  Statements  of  Financial  Accounting
     Standards No. 133, "Accounting for Derivative and Hedging Activities," (SFAS No. 133) indicating that options in general cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. The interpretations were effective July 1, 2001. Those interpretations did not require the Company to mark-to-market any of its electricity capacity-energy contracts currently outstanding. In December 2001, the FASB revised the criteria related to the exception for certain electricity contracts, with the revision to be effective April 1, 2002. The revised interpretation did not result in any significant changes to the Company's assessment of mark-to-market requirements for its current contracts. If an electricity or fuel supply contract in its regulated businesses is subject to mark-to-market accounting, there generally would be no income statement effect of the mark-to-market because such contracts are generally reflected in fuel adjustment clauses so that the contract's mark-to-market gain or loss would be recorded as a regulatory asset or liability. Any mark-to-market gains or losses in its non-regulated businesses would affect income unless those contracts qualify for hedge accounting treatment. The application of the new rules is still evolving, and further guidance from the FASB is expected, which could additionally impact the Company's financial statements.

     See Note 7 for more information on SFAS No. 142, "Goodwill and Other Intangible Assets."

     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in July 2001. This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the beginning liability. The Company is in the process of identifying retirement obligations. Areas that are being reviewed include electric transmission and distribution, gas production and distribution, nuclear decommissioning, all generating facilities, coal mines, synthetic fuel facilities, terminals and telecommunication assets. The Company is also in the process of quantifying the obligations that have been identified under the measurement rules described in the standard. For regulated companies, there is not expected to be any impact on earnings. For non-regulated companies, the Company currently cannot predict the earnings impact.

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

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" This standard will require gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria of unusual and infrequent in Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Any gain or loss on extinguishment will be recorded in the most appropriate line item to which it relates within net income before extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002; however, certain sections are effective for transactions occurring after May 15, 2002. The Company does not have any transactions that are affected by this statement as of September 30, 2002. For regulated companies, any expenses or call premiums associated with the reacquisition of debt obligations are amortized over the remaining life of the original debt using the straight-line method consistent with ratemaking treatment.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities covered under the scope of this standard and initiated after December 31, 2002.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

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

     The Company has completed the first step of the initial transitional goodwill impairment test, which indicated that the Company's goodwill was not impaired as of January 1, 2002. In addition, the Company performed the annual goodwill impairment test for the CP&L Electric and Florida Power Electric segments as of April 1, 2002, and for the Other segment as of July 1, 2002.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by reportable segment, are as follows:

                                                            Florida
                                               CP&L          Power          Progress
     (in thousands)                          Electric       Electric        Ventures          Other          Total
                                             --------       --------        --------          -----          -----
     Balance as of January 1, 2002          $1,921,802      $1,733,448         $ -           $34,960       $3,690,210
     Acquisitions                                -              -             96,583            -              96,583
     Divestitures                                -              -               -             (1,720)          (1,720)
                                           -----------------------------------------------------------------------------
     Balance as of September 30, 2002       $1,921,802      $1,733,448       $96,583         $33,240       $3,785,073


     The acquired goodwill relates to the acquisition of Westchester Gas Company in April 2002 and the acquisition of generating assets from LG&E Energy Corp in February 2002 (See Note 2).

     As required by SFAS No. 142, the results for the prior year periods have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted is presented below for the three and nine months ended September 30, 2001, and the years ending December 31, 2001, 2000 and 1999.



                                       Three Months Ended    Nine Months Ended     Year Ended      Year Ended       Year Ended
(in thousands, except per share data)  September 30, 2001    September 30, 2001       2001            2000             1999
                                       ------------------    ------------------       ----            ----             ----
Reported net income                        $ 366,443             $ 632,148          $ 541,610       $ 478,361        $ 379,288
Add back: Goodwill amortization               24,927                75,576             96,828          14,100            3,968
Adjusted net income                        $ 391,370             $ 707,724          $ 638,438       $ 492,461        $ 383,256

Basic earnings per common share:
Reported net income                           $ 1.78                $ 3.13             $ 2.65          $ 3.04         $   2.56
Adjusted net income                           $ 1.90                $ 3.50             $ 3.12          $ 3.13         $   2.58

Diluted earnings per common share:
Reported net income                           $ 1.77                $ 3.12             $ 2.64          $ 3.03         $   2.55
Adjusted net income                           $ 1.89                $ 3.49             $ 3.11          $ 3.12         $   2.58


     The gross carrying amount and accumulated amortization of the Company's intangible assets as of September 30, 2002 and December 31, 2001 are as follows:

                                                   September 30, 2002                              December 31, 2001
                                      -------------------------------------------    ------------------------------------------
     (in thousands)                      Gross Carrying         Accumulated             Gross Carrying         Accumulated
                                             Amount             Amortization                Amount            Amortization
     -------------------------------- --------------------- ---------------------    --------------------- --------------------
     Synthetic fuel intangibles (a)         $ 140,469             $ (39,450)               $ 140,469            $ (22,237)
     Power sale agreements (b)                 34,074                (3,912)                  -                     -
     Customer contracts (c)                    11,500                (6,200)                  17,300               (5,600)
     Other                                     21,546                  (626)                  18,771                 (338)
     -------------------------------- --------------------- ---------------------    --------------------- --------------------
                  Total                     $ 207,589             $ (50,188)               $ 176,540            $ (28,175)


     (a) Represents intangibles for synthetic fuel technology. These intangibles are being amortized on a straight-line basis over the period ending with the expiration of tax credits under Section 29 of the Internal Revenue Code on December 31, 2007.
     (b) Relates to the power sale agreements recorded as part of the acquisition of generating assets from LG&E Energy Corp. (See Note 2), which are amortized on a straight-line basis beginning with the in-service date of these plants through December 31, 2004.
     (c) Decrease at September 30, 2002 relates to the write-down of Progress Telecom assets (See Note 3).

     Total net intangible assets of $157.4 million and $148.4 million at September 30, 2002, and December 31, 2001, respectively, are included in other assets and deferred debits in the accompanying balance sheets. Amortization expense recorded on intangible assets for the three and nine months ended September 30, 2002 was $8.3 million and $24.5 million, respectively. The estimated amortization expense on intangible assets for the next five years is as follows:

                        (in thousands)
                             2002                 $32,822
                             2003                  33,817
                             2004                  36,542
                             2005                  20,333
                             2006                  19,864

8.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2002, was $141.8 million and $398.2 million, respectively. Comprehensive income for the three and nine months ended September 30, 2001, was $363.0 million and $594.5 million, respectively. Items of other comprehensive income for the three-month and nine-month periods consisted primarily of changes in the fair value of derivatives used to hedge cash flows related to interest on long-term debt, the cumulative effect of implementing SFAS No. 133 as of January 1, 2001 and reclassification of amounts into income.

9.   FINANCING ACTIVITIES

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

     In March  2002,  a  Progress  Ventures,  Inc.  subsidiary,  Progress  Genco
     Ventures, LLC, obtained a $440 million bank facility that was to be used exclusively for expansion of its non-regulated generation portfolio. Borrowings under this facility are secured by the assets in the generation portfolio. In March 2002, June 2002 and September 2002, Progress Genco Ventures, LLC made draws under this facility of $120 million, $67 million and $25 million, respectively. In September 2002, Progress Genco Ventures, LLC terminated $130 million of the bank facility, reducing it from $440 million to $310 million. Borrowings under the facility are restricted for the operations, construction, repayments and other related charges of the credit facility for development projects, including DeSoto County Generating Company, LLC, Effingham County Power, LLC, MPC Generating Company, LLC and Rowan County Power, LLC. Cash held and restricted to operations was $13.0 million at September 30, 2002, and is included in other current assets. Cash held and restricted for long-term purposes was $73.8 million at September 30, 2002 and is included in deferred debits and other assets.

     On April 17, 2002, Progress Energy issued $350 million of senior unsecured notes due 2007 with a coupon of 6.05% and $450 million of senior unsecured notes due 2012 with a coupon of 6.85%. Proceeds from this issuance were used to pay down commercial paper.

     On June 27, 2002, CP&L announced the redemption of $500 million of CP&L Extendible Notes due October 28, 2009, at 100% of the principal amount of such notes. These notes were redeemed on July 29, 2002 and CP&L funded the redemptions through the issuance of commercial paper. On July 30, 2002, CP&L issued $500 million of senior unsecured notes due 2012 with a coupon of 6.5%. Proceeds from this issuance were used to pay down commercial paper.

     On July 1, 2002, $30 million of Florida Power medium-term notes, 6.54% Series, matured. Florida Power funded this maturity through the issuance of commercial paper.

     On July 11, 2002, Florida Power announced the redemption of $108.55 million principal amount of Citrus County Pollution Control Refunding Revenue Bonds, Series 1992 A Due January 1, 2027, $90 million principal amount of Citrus County Pollution Control Refunding Revenue Bonds, Series 1992 B Due February 1, 2022 and $10.115 million principal amount of Pasco County Pollution Control Refunding Revenue Bonds, Series 1992A Due February 1, 2022, at 102% of the principal amount of such bonds and $32.2 million principal amount of Pinellas County Pollution Control Refunding Revenue Bonds, Series 1991 Due December 1, 2014 at 101% of the principal amount of such bonds. These redemptions were finalized on August 12, 2002.

     On July 16, 2002, Florida Power issued $108.55 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002A Due January 1, 2027, $100.115 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002B Due January 1, 2022 and $32.2 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002C Due January 1, 2018. Proceeds from this issuance were used to redeem Florida Power's pollution control revenue refunding bonds above.

     On August 5, 2002, CP&L announced the redemption of $150 million of First Mortgage bonds, 8.20% Series, due July 1, 2022 at 103.55% of the principal amount of such bonds. CP&L redeemed these notes on September 4, 2002 through the issuance of commercial paper.

     Progress Energy's 364-day revolving credit facility expired on November 12, 2002. In connection with the renewal, the facility was reduced in size from $550 million to approximately $430 million. In addition, the permitted debt to capital ratio was lowered from 70% to 68% effective June 30, 2003; Progress Energy's debt to capital ratio as of September 30, 2002, was 65.3%. Finally, a minimum EBITDA to interest expense ratio of 2.5x to 1 was imposed; for the twelve months ended September 30, 2002, Progress Energy's ratio of EBITDA to interest expense was 3.28x to 1.

     On November 13, 2002, Progress Energy issued 14.7 million shares of common stock at $40.90 per share for net proceeds of $600.0 million. Proceeds from the issuance will be used to retire commercial paper.

10.  RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     Progress Energy uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio. During March, April and May 2002, Progress Energy converted $1.0 billion of fixed rate debt into variable rate debt by executing interest rate derivative agreements with a total notional amount of $1.0 billion with a group of five banks. Under the terms of the agreements, which were scheduled to mature in 2006 and 2007 and coincide with the maturity dates of the related debt issuances, Progress Energy received a fixed rate and paid a floating rate based on three-month LIBOR. These instruments were designated as fair value hedges for accounting purposes. In June 2002, Progress Energy terminated these agreements. The terminations resulted in a $21.2 million deferred hedging gain reflected in long-term debt, which will be amortized and recorded as a reduction to interest expense over the life of the related debt issuances.

     Progress Genco Ventures, LLC is required to hedge 75 percent of the amounts outstanding under its bank facility through September 2005 and 50 percent thereafter pursuant to the terms of the agreement for expansion of its non-regulated generation portfolio. In May 2002, Progress Genco Ventures, LLC entered into hedges that included a series of zero cost collars that have been designated as cash flow hedges for accounting purposes. The fair value of these instruments was a $10.9 million liability position at September 30, 2002.

     In April, May and June 2002, CP&L entered into a series of treasury rate locks to hedge its exposure to interest rates with regard to a future issuance of fixed-rate debt. These agreements had a computational period of ten years. These instruments were designated as cash flow hedges for accounting purposes. The agreements, with a total notional amount of $350 million, were terminated simultaneously with the pricing of the $500 million CP&L senior unsecured notes in July 2002. CP&L realized a $22.5 million hedging loss, which will be amortized and recorded as an increase to interest expense over the life of the notes.

     In August 2002, Progress Energy converted $800 million of fixed rate debt into variable rate debt by executing interest rate derivative agreements with four counterparties with a total notional amount of $800 million. Under the terms of the agreements, which were scheduled to expire in 2006 and coincide with the maturity date of the related debt issuance, Progress Energy received a fixed rate of 3.38% and paid a floating rate based on three-month LIBOR. These instruments were designated as fair value hedges for accounting purposes. The fair value of these instruments was a $14.2 million asset position at September 30, 2002. In November 2002, Progress Energy terminated these agreements. The terminations resulted in a $14.0 million deferred hedging gain reflected in long-term debt, which will be amortized and recorded as a reduction to interest expense over the life of the related debt issuance.

     Progress Ventures periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. During 2002, Progress Ventures has executed cash flow hedges on approximately 17.3 Bcf of natural gas sales for the fourth quarter of 2002 and entire year 2003. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.


     The notional amount of the above contracts is not exchanged and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in the transaction is the cost of replacing the agreements at current market rates.

11.  EARNINGS PER COMMON SHARE

     Restricted stock awards and contingently issuable shares had a dilutive effect on earnings per share for the three and nine months ended September 30, 2002 and 2001. At September 30, 2002, there were options outstanding to purchase 2.5 million shares of common stock with a weighted average exercise price of $43.81.

     A   reconciliation   of  the  weighted  average  number  of  common  shares
     outstanding for basic and dilutive earnings per share purposes is as follows (in thousands):

                                                          Three Months Ended,                  Nine Months Ended,
                                                    September 30,    September 30,     September 30,     September 30,
                                                    --------------   --------------    --------------    -------------
                                                         2002             2001              2002              2001
                                                         ----             ----              ----              ----
     Weighted Average Common Shares - Basic            216,079          205,866           214,700           201,925
     Restricted Stock Awards                               746              673               709               658
     Stock Options                                          59                -               173                 -
                                                      ---------         ---------         ---------        ---------
     Weighted Average Shares - Fully Dilutive          216,884           206,539           215,582          202,583

     Employee Stock Ownership Plan shares that have not been committed to be released to participants' accounts are not considered outstanding for the determination of earnings per common share. Those shares totaled 4,616,400 and 5,223,387 at September 30, 2002 and September 30, 2001, respectively.

12. FPC-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF A SUBSIDIARY HOLDING SOLELY FPC GUARANTEED NOTES

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

     These Preferred Securities are classified as long-term debt on the Company's consolidated balance sheets.

13.  COMMITMENTS AND CONTINGENCIES

     Contingencies and significant changes to the commitments discussed in Note 20 of the financial statements included in the Company's 2001 Annual Report on Form 10-K are described below.

     Commitments

          Guarantees

          During  the  first  nine  months  of  2002,   Progress  Energy  issued
          approximately $363 million of guarantees on behalf of Progress Ventures and its subsidiaries for obligations under power purchase agreements, tolling agreements, construction agreements and trading operations. Approximately $184 million of these commitments relate to certain guarantee agreements issued to support obligations related to Progress Ventures' expansion of its non-regulated generation portfolio. These guarantees ensure performance under generation construction and operating agreements.

          The remaining $179 million of these new commitments are guarantees issued to support Progress Ventures' energy trading and marketing functions. The majority of the trading and marketing contracts supported by the guarantees contain language regarding downgrade events, ratings triggers, monthly netting of exposure and/or payments and offset provisions in the event of a default. Based upon the amount of trading positions outstanding at October 31, 2002, if Progress Energy's ratings were to decline below investment grade, the Company would have to deposit cash or provide letters of credit or other cash collateral for approximately $17 million for the benefit of the Company's counterparties.

     Contingencies

          1)   IRS Audit

               One of Progress Energy's synthetic fuel entities, Colona Synfuel Limited Partnership, L.L.L.P., is being audited by the Internal Revenue Service (IRS). The audit of Colona was not unexpected. The Company is audited regularly in the normal course of business as are most similarly situated companies. The Company (including Florida Progress prior to its acquisition by the Company) has been allocated approximately $241 million in tax credits to date for this synthetic fuel entity. As provided for in contractual arrangements pertaining to Progress Energy's purchase of Colona, the Company has begun escrowing quarterly royalty payments owed to an unaffiliated entity until final resolution of the audit.

               In September 2002, all of Progress Energy's majority-owned synthetic fuel entities were accepted into the IRS's Pre-Filing Agreement (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues. Either the Company or the IRS can withdraw from the program at any time, and issues not resolved through the program may proceed to the next level of the IRS exam process. While the ultimate outcome is uncertain, the Company believes that participation in the PFA program will likely shorten the tax exam process.

               In management's opinion, Progress Energy is complying with all the necessary requirements to be allowed such credits and believes it is likely, although it cannot provide certainty, that it will prevail if challenged by the IRS on any credits taken.

          2)   Franchise Taxes

               CP&L, like other electric power companies in North Carolina, pays a franchise tax levied by the State pursuant to North Carolina General Statutes ss. 105-116, a state-level annual franchise tax (State Franchise Tax). Part of the revenue generated by the State Franchise Tax is required by North Carolina General Statutes ss. 105-116.1(b) to be distributed to North Carolina cities in which CP&L maintains facilities. CP&L has paid and continues to pay the State Franchise Tax to the state when such taxes are due. However, pursuant to an Executive Order issued on February 5, 2002, by the Governor of North Carolina, the Secretary of Revenue withheld distributions of State Franchise Tax revenues to cities for two quarters of fiscal year 2001-2002 in an effort to balance the state's budget.

               In response to the state's failure to distribute the State Franchise Tax proceeds, certain cities in which CP&L maintains facilities adopted municipal franchise tax ordinances purporting to impose on CP&L a local franchise tax. The local taxes are intended to be collected for as long as the state withholds distribution of the State Franchise Tax proceeds from the cities. The first local tax payments were due August 15, 2002. On August 2, 2002, CP&L filed a lawsuit against the cities seeking to enjoin the enforcement of the local taxes and to have the local ordinances struck down because the ordinances are beyond the cities' statutory authority and violate provisions of the North Carolina and United States Constitutions.

               On September 14, 2002, the Governor of North Carolina signed into law a provision that prevents cities and counties from levying local franchise taxes on electric utilities. The new law is also intended to prevent a recurrence of the withholding of utility franchise tax payments by the state. This new legislation makes it likely that the lawsuit CP&L filed in August against certain cities that were seeking to enforce local franchise tax ordinances will become moot.

          3)   Claims and Uncertainties

               a) The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

               Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several manufactured gas plant (MGP) sites to which both electric utilities and the gas utility have some connection. In this regard, both electric utilities and the gas utility, with other potentially responsible parties, are participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA), the Florida Department of Environmental Protection
               (FDEP) and the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). In addition, both electric utilities, the gas utility and Progress Ventures are periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. A discussion of these sites by legal entity follows.

               CP&L. There are 12 former MGP sites and 14 other active waste sites associated with CP&L that have required or are anticipated to require investigation and/or remediation costs. As of September 30, 2002, CP&L has not recorded any accruals for investigation and/or remediation costs for these sites. CP&L received insurance proceeds to address costs associated with CP&L waste sites. All eligible expenses related to these waste costs are charged against a centralized fund containing these proceeds. As of September 30, 2002, approximately $8.3 million remains in this centralized fund. As costs associated with CP&L's share of investigation and remediation of these sites become known, the fund is assessed to determine if additional accruals will be required. CP&L does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what remains in the centralized fund. This is due to the fact that the sites are at different stages: investigation has not begun at 15 sites, investigation has begun but remediation cannot be estimated at 7 sites and 4 sites have begun remediation. CP&L measures its liability for these sites based on available evidence including its experience in investigation and remediation of contaminated sites, which also involves assessing and developing cost-sharing arrangements with other potentially responsible parties. Once the centralized fund is depleted, CP&L will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. Therefore, CP&L cannot currently determine the total costs that may be incurred in connection with the remediation of all sites. According to current information, these future costs at the CP&L sites are not expected to be material to the Company's financial condition or results of operations. A rollforward of the balance in this fund is not provided due to the immateriality of this activity in the periods presented.

               Florida Power. There are two former MGP sites and 10 other active waste sites or categories of sites associated with Florida Power that have required or are anticipated to require investigation and/or remediation costs. As of September 30, 2002, Florida Power has accrued approximately $11.1 million for probable and reasonably estimable costs at these sites. Florida Power believes that the maximum liability it can currently estimate on these sites is $17.0 million. Florida Power has filed for recovery of approximately $4.0 million of these costs. As more activity occurs at these sites, Florida Power will assess the need to adjust the accruals. These accruals have been recorded on an undiscounted basis. Florida Power measures its liability for these sites based on available evidence including its experience in investigation and/or remediation of contaminated sites, which includes assessing and developing cost-sharing arrangements with other potentially responsible parties. A rollforward of the balance in this accrual is not provided due to the immateriality of this activity in the periods presented.

               NCNG. There are 5 former MGP sites associated with NCNG that have or are estimated to have investigation or remediation costs associated with them. As of September 30, 2002, NCNG has accrued approximately $2.7 million for probable and reasonably estimable remediation costs at these sites. These accruals have been recorded on an undiscounted basis. NCNG measures its liability for these sites based on available evidence including its experience in investigation and remediation of contaminated sites, which also involves assessing and developing cost-sharing arrangements with other potentially responsible parties. NCNG will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. NCNG does not believe it can provide an estimate of the reasonably possible total remediation costs beyond the accrual because three of the five sites associated with NCNG have not begun investigation activities. Therefore, NCNG cannot currently determine the total costs that may be incurred in connection with the investigation and/or remediation of all sites. According to current information, these future costs at the NCNG sites are not expected to be material to the Company's financial condition or results of operations. A rollforward of the balance in this accrual is not provided due to the immateriality of this activity for the periods presented. NCNG has received insurance proceeds associated with pollution liability settlements. In addition, NCNG is receiving approximately $5,000 per month in its rates to fund expenses associated with its share of costs to investigate, and if necessary, remediate these sites. On October 16, 2002, the Company announced plans to sell NCNG to Piedmont Natural Gas Company, Inc. See Note 14 for more information.

               As part of the sale of the Inland Marine Transportation segment to AEP Resources in 2001, Florida Progress established an accrual to address liabilities which may result from known and unknown environmental liabilities but primarily to address contamination in soil and potentially groundwater at one site. The balance in this accrual is $9.9 million at September 30, 2002. Florida Progress estimates that its maximum contractual liability to AEP Resources associated with Inland Marine Transportation segment is $60 million. These accruals have been determined on an undiscounted basis. Florida Progress measures its liability for this site based on estimable and probable remediation scenarios. A rollforward of the balance in this accrual is not provided due to the immateriality of this activity for the periods presented. The Company believes that it is reasonably possible that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amounts accrued. The Company cannot predict the outcome of this matter.

               The Company is also currently in the process of assessing potential costs and exposures at other sites it has been notified of. As the assessments are developed and analyzed, the Company will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

               There has been and may be further proposed federal legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide, carbon dioxide and mercury setting forth national caps and emission levels over an extended period of time. This national multi-pollutant approach would have significant costs which could be material to the Company's consolidated financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. Control equipment that will be installed on North Carolina fossil generating facilities as part of the North Carolina legislation discussed below may address some of the issues outlined above. The Company cannot predict the outcome of this matter.

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

               In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals decision. Designation of areas that do not attain the standard is proceeding, and further litigation and rulemaking on this and other aspects of the standard are anticipated. North Carolina adopted the federal eight-hour ozone standard and is proceeding with the implementation process. North Carolina has promulgated final regulations, which will require CP&L to install nitrogen oxide controls under the State's eight-hour standard. The cost of those controls are included in the cost estimate of $370 million set forth above; however, further technical analysis and rulemaking may result in a requirement for additional controls at some units. The Company cannot predict the outcome of this matter.

               The EPA published a final rule approving petitions under Section 126 of the Clean Air Act. This rule as originally promulgated required certain sources to make reductions in nitrogen oxide emissions by May 1, 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina fossil-fueled electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L, other utilities, trade organizations and other states participated in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of
               Appeals ruled in favor of the EPA which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court in its May 15th decision rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In August 2001, the Court granted a request by CP&L and other utilities to delay the implementation of the 126 Rule for electric generating units pending resolution by the EPA of the growth factor issue. The Court's order tolls the three-year compliance period (originally set to end on May 1, 2003) for electric generating units as of May 15, 2001. On April 30, 2002, the EPA published a final rule harmonizing the dates for the
               Section 126 Rule and the NOx SIP Call. In addition, the EPA determined in this rule that the future growth factor estimation methodology was appropriate. The new compliance date for all affected sources is now May 31, 2004, rather than May 1, 2003. The Company cannot predict the outcome of this matter.

               On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to further reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. These levels exceed requirements of Title IV of the Clean Air Act pertaining to control of acid rain as well as the requirements discussed above with regard to the NOx SIP Call, 8-hour ozone standard and Section 126 petitions. Progress Energy expects its capital costs to meet these emission targets will be approximately $813 million. CP&L currently has approximately 5,100 MW of coal-fired generation in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utilities' total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utility or unless the utility persistently earns a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utility's last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the 10-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. Pursuant to the new law, CP&L entered into an agreement with the state of North Carolina to transfer to the state all future emissions allowances it generates from over-complying with the new federal emission limits when these units are completed. The new law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. Progress Energy cannot predict the future regulatory interpretation, implementation or impact of this new law.

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


14.  SUBSEQUENT EVENT

     On October 16, 2002, the Company announced the Board of Directors' approval to sell NCNG, and the Company's ownership interest in EasternNC, to Piedmont Natural Gas Company, Inc., for approximately $425 million in gross cash proceeds. The sale is expected to close in mid-2003 and must be approved by North Carolina and federal regulatory agencies. The Company expects to report NCNG as a discontinued operation in the fourth quarter of

     2002.  The  carrying   amounts  for  the  assets  and  liabilities  of  the
     discontinued operations disposal group included in the Consolidated Balance Sheets, are as follows:

                                                     September 30,  December 31,
     (in thousands)                                       2002          2001
     ----------------------------------------------  -------------  ------------
     Total Utility plant, net                         $ 393,889      $ 393,149
     Total Current Assets                                58,952        118,378
     Total Deferred Debits and Other Assets              42,474         42,419
     Total Capitalization                               389,715        387,981
     Total Current Liabilities                           66,813        129,027
     Total Deferred Credits and Other Liabilities        38,787         36,938

                         CAROLINA POWER & LIGHT COMPANY
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 2002


CONSOLIDATED STATEMENTS OF INCOME
                                                         Three Months Ended                Nine Months Ended
(Unaudited)                                                 September 30,                    September 30,
(In thousands)                                      2002              2001               2002              2001
---------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Electric                                    $   1,045,180    $        973,803    $    2,691,320    $   2,577,664
  Diversified businesses                              4,304               3,088            11,127            9,208
---------------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                   1,049,484             976,891         2,702,447        2,586,872
---------------------------------------------------------------------------------------------------------------------
Operating Expenses
  Fuel used in electric generation                  222,273             186,546           569,295          497,687
  Purchased power                                   123,365             113,837           287,593          291,038
  Other operation and maintenance                   181,007             167,153           564,011          515,241
  Depreciation and amortization                     130,530             143,720           405,375          421,513
  Taxes other than on income                         43,502              40,872           118,345          115,130
  Diversified businesses                            108,756               2,286           114,571            7,756
---------------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                      809,433             654,414         2,059,190        1,848,365
---------------------------------------------------------------------------------------------------------------------
Operating Income                                    240,051             322,477           643,257          738,507
---------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                                       330               2,660             5,198           13,686
  Other, net                                        (30,562)              4,610           (28,881)          16,530
---------------------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                  (30,232)              7,270           (23,683)          30,216
---------------------------------------------------------------------------------------------------------------------
Interest Charges
  Net interest charges                               49,390              63,010           167,289          193,189
  Allowance for borrowed funds used during
  construction                                          276              (3,777)           (5,597)          (8,125)
---------------------------------------------------------------------------------------------------------------------
      Total Interest Charges                         49,666              59,233           161,692          185,064
---------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                          160,153             270,514           457,882          583,659
Income Taxes                                         66,014             102,640           147,471          210,033
---------------------------------------------------------------------------------------------------------------------
Net Income                                           94,139             167,874           310,411          373,626
Preferred Stock Dividend Requirements                  (741)               (741)           (2,223)          (2,223)
---------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                     $      93,398     $       167,133     $     308,188    $     371,403
---------------------------------------------------------------------------------------------------------------------
See notes to Carolina Power & Light Company Interim Financial Statements.




Carolina Power & Light Company
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)                                                                  September 30,      December31,
Assets                                                                              2002               2001
-----------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                           $    12,390,340    $    12,024,291
  Accumulated depreciation                                                         (6,272,139)        (5,952,206)
-----------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                               6,118,201          6,072,085
  Held for future use                                                                   7,105              7,105
  Construction work in progress                                                       463,408            711,129
  Nuclear fuel, net of amortization                                                   169,806            200,332
-----------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                    6,758,520          6,990,651
-----------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                            13,911             21,250
  Accounts receivable                                                                 331,214            302,781
  Unbilled accounts receivable                                                        145,047            136,514
  Receivables from affiliated companies                                                75,314             26,182
  Notes receivable from affiliated companies                                           67,722                998
  Taxes receivable                                                                          -             17,543
  Inventory                                                                           351,520            372,725
  Deferred fuel cost                                                                  154,101            131,505
  Prepayments                                                                          21,170             11,863
  Other current assets                                                                 68,956             66,193
-----------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                        1,228,955          1,087,554
-----------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                                   260,651            277,550
  Nuclear decommissioning trust funds                                                 413,620            416,721
  Diversified business property, net                                                    8,437            111,802
  Miscellaneous other property and investments                                        238,647            239,034
  Other assets and deferred debits                                                     97,253            135,373
-----------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                      1,018,608          1,180,480
-----------------------------------------------------------------------------------------------------------------
           Total Assets                                                       $     9,006,083    $     9,258,685
-----------------------------------------------------------------------------------------------------------------

Capitalization and Liabilities
-----------------------------------------------------------------------------------------------------------------
Capitalization
  Common stock                                                                $     1,926,999    $     1,904,246
  Unearned ESOP common stock                                                         (101,560)          (114,385)
  Retained earnings                                                                 1,320,829          1,312,641
  Accumulated other comprehensive loss                                                 (9,574)            (7,046)
-----------------------------------------------------------------------------------------------------------------
        Total common stock equity                                                   3,136,694          3,095,456
  Preferred stock - not subject to mandatory redemption                                59,334             59,334
  Long-term debt, net                                                               3,047,857          2,698,318
-----------------------------------------------------------------------------------------------------------------
           Total Capitalization                                                     6,243,885          5,853,108
-----------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                   100,000            600,000
  Accounts payable                                                                    230,292            300,829
  Payables to affiliated companies                                                    120,998            106,114
  Notes payable affiliated companies                                                        -             47,913
  Taxes accrued                                                                        91,265                  -
  Interest accrued                                                                     48,584             61,124
  Short-term obligations                                                              252,285            260,535
  Other current liabilities                                                           165,016            208,645
-----------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                   1,008,440          1,585,160
-----------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                 1,238,114          1,316,823
  Accumulated deferred investment tax credits                                         161,017            170,302
  Regulatory liabilities                                                                7,774              7,494
  Other liabilities and deferred credits                                              346,853            325,798
-----------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                                1,753,758          1,820,417
-----------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 8)
-----------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                                 $     9,006,083    $     9,258,685
-----------------------------------------------------------------------------------------------------------------
See Notes to Carolina Power & Light Company Consolidated Interim Financial Statements.





Carolina Power & Light Company
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                   Nine Months Ended
(Unaudited)                                                                               September 30,
(In thousands)                                                                         2002
                                                                                               2001
-------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net income                                                                   $      310,411     $      373,626
  Adjustments to reconcile net income to net cash provided by operating activities
      Impairment of long-lived assets and investments                                 126,262                  -
      Depreciation and amortization                                                   489,581            494,996
      Deferred income taxes                                                           (73,640)           (93,073)
      Investment tax credit                                                            (9,285)           (12,518)
      Deferred fuel cost (credit)                                                     (22,596)           (12,217)
      Net decrease in accounts receivable                                             159,263             84,570
      Net (increase) decrease in inventories                                           11,893           (95,209)
      Net (increase) decrease in prepaids and other current assets                     (9,173)             2,607
      Net decrease in accounts payable                                                 (4,547)          (198,543)
      Net increase in other current liabilities                                        89,205            137,804
      Other                                                                            52,874             45,704
------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                                   1,120,248            727,747
------------------------------------------------------------------------------------------------------------------

Investing Activities
  Gross property additions                                                           (405,179)          (615,554)
  Diversified business property additions                                             (10,840)            (5,311)
  Nuclear fuel additions                                                              (55,982)           (70,316)
  Contributions to nuclear decommissioning trust                                      (25,573)           (25,564)
  Net cash flow of company-owned life insurance program                                (9,998)            (5,137)
  Investments in non-utility activities                                               (10,701)           (18,827)
------------------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                                        (518,273)          (740,709)
------------------------------------------------------------------------------------------------------------------

Financing Activities
  Proceeds from issuance of long-term debt                                            543,967            296,124
  Net decrease in short-term obligations                                               (8,250)          (181,860)
  Net decrease in intercompany notes                                                 (114,638)            (6,543)
  Retirement of long-term debt                                                       (705,681)              (217)
  Payment for termination of hedge                                                    (22,489)                 -
  Equity contribution from parent                                                           -            115,000
  Dividends paid to parent                                                           (300,000)          (197,664)
  Dividends paid on preferred stock                                                    (2,223)            (2,223)
------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Financing Activities                                    (609,314)            22,617
------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                   (7,339)             9,655
Cash and Cash Equivalents at Beginning of the Period                                   21,250             30,070
------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                 $       13,911     $       39,725
------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                                         $      169,092     $      178,463
                              income taxes                                     $      181,444     $      118,206
See Note 2 for non-cash investing activity.
------------------------------------------------------------------------------------------------------------------
See Notes to Carolina Power & Light Company Consolidated Interim Financial Statements.

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

     The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present CP&L's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Effective with the quarter ended September 30, 2002, CP&L will no longer reclassify commercial paper as long-term debt. Certain amounts for 2001 have been reclassified to conform to the 2002 presentation, with no effect on previously reported net income or common stock equity.

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

     The financial information by business segment for CP&L Electric for the three and nine months ended September 30, 2002 and 2001 is as follows:


       (In thousands)                               Three Months Ended                    Nine Months Ended
                                             September 30,      September 30,       September 30,    September 30,
                                                 2002               2001               2002              2001
       ------------------------------------------------------------------------------------------------------------
       Revenues                               $1,045,180            $973,803         $2,691,320         $2,577,664
       Segment Income                           $179,308            $168,456           $396,530           $373,949
       Total Segment Assets (a)               $8,785,416          $9,101,248         $8,785,416         $9,101,248
       ============================================================================================================
          (a) CP&L  Electric's  total  segment  assets at  September  30,  2002, decreased  from the prior year due to the  transfer of the Rowan plant to Progress  Ventures in February 2002 in the amount of  approximately
          $245 million.

     The primary differences between the CP&L Electric and CP&L consolidated financial information relate to other non-electric operations and elimination entries. For the three and nine months ended September 30, 2002, the primary difference relates to asset impairments and other one-time charges recorded in the third quarter related to its Caronet, Inc. (Caronet) subsidiary and its investment in Interpath (See Note 3).

3.   IMPAIRMENT OF LONG-LIVED ASSETS, INVESTMENTS AND ONE-TIME CHARGES

     Due to the decline of the telecommunications industry and continued operating losses, CP&L initiated a valuation study to assess the recoverability of Caronet's long-lived assets. Based on this assessment, CP&L recorded asset impairments and other one-time charges totaling $108.3 on a pre-tax basis in the third quarter of 2002 ($71.1 million after-tax). The asset write-downs and other one-time charges are included in diversified business expenses on the Consolidated Statements of Income. This write-down constitutes a significant reduction in the book value of these long-lived assets.

     The  long-lived  asset  write-downs  of $101.3  million on a pre-tax  basis include an impairment of property, plant and equipment and construction work in process. The impairment charge represents the difference between the fair value and carrying amount of these long-lived assets. The fair value of these assets was determined using a valuation study heavily weighted on the discounted cash flow methodology and using market approaches as supporting information. The other one-time charges of $7.0 million on a pre-tax basis primarily relate to inventory adjustments.

     Effective June 28, 2000, Caronet entered into an agreement with Bain Capital where it contributed the net assets used in its application service provider business to a newly formed company, for a 35% ownership interest (15% voting interest) named Interpath Communications, Inc. (Interpath). In May 2002, Interpath merged with Usinternetworking, Inc. Pursuant to the terms of the merger agreement and additional funds being contributed by Bain Capital, CP&L now owns approximately 19% of the company (7% voting interest). As a result of the merger, CP&L reviewed the Interpath investment for impairment and wrote off the remaining amount of its cost-basis investment in Interpath, recording a pre-tax impairment of $25.0 million in the third quarter of 2002 ($16.3 million after-tax). The investment write-down is included in other, net on the Consolidated Statements of Income.

4.   IMPACT OF NEW ACCOUNTING STANDARDS

     During the second quarter of 2001, the Financial Accounting Standards Board
     (FASB) issued interpretations of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities," (SFAS No. 133) indicating that options in general cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. The interpretations were effective July 1, 2001. Those interpretations did not require CP&L to mark-to-market any of its electricity capacity-energy contracts currently outstanding. In December 2001, the FASB revised the criteria related to the exception for certain electricity contracts, with the revision to be effective April 1, 2002. The revised interpretation did not result in any significant changes to CP&L's assessment of mark-to-market requirements for its current contracts. If an electricity or fuel supply contract in its regulated businesses is subject to mark-to-market accounting, there generally would be no income statement effect of the mark-to-market because such contracts are generally reflected in fuel adjustment clauses so that the contract's mark-to-market gain or loss would be recorded as a regulatory asset or liability. Any mark-to-market gains or losses in its non-regulated businesses would affect income unless those contracts qualify for hedge accounting treatment.

     The application of the new rules is still evolving, and further guidance from the FASB is expected, which could additionally impact CP&L's financial statements.

     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in July 2001. This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which CP&L has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the beginning liability. CP&L is in the process of identifying retirement obligations. Areas that are being reviewed include electric transmission and distribution, nuclear decommissioning, all generating facilities and telecommunication assets. CP&L is also in the process of quantifying the obligations that have been identified under the measurement rules described in the standard. For CP&L's regulated operations, there is not expected to be any impact on earnings. CP&L currently cannot predict the earnings impact, if any, on its non-regulated companies.

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

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" This standard will require gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria of unusual and infrequent in Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Any gain or loss on extinguishment will be recorded in the most appropriate line item to which it relates within net income before extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002; however, certain sections are effective for transactions occurring after May 15, 2002. CP&L does not have any transactions that are affected by this statement as of September 30, 2002. For CP&L, any expenses or call premiums associated with the reacquisition of debt obligations are amortized over the remaining life of the original debt using the straight-line method consistent with ratemaking treatment.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities covered under the scope of this standard and initiated after December 31, 2002.

5.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2002 was $89.7 million and $307.9 million, respectively. Comprehensive income for the three and nine months ended September 30, 2001 was $164.1 million and $365.2 million, respectively. Items of other comprehensive income for the three-month and nine-month periods consisted primarily of changes in fair value of derivatives used to hedge cash flows related to interest on long-term debt, the cumulative effect of adopting SFAS No. 133 as of January 1, 2001 and reclassification of amounts into income.

6.   FINANCING ACTIVITIES

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

     On June 27, 2002, CP&L announced the redemption of $500 million of CP&L Extendible Notes due October 28, 2009, at 100% of the principal amount of such notes. These notes were redeemed on July 29, 2002 and CP&L funded the redemptions through the issuance of commercial paper. On July 30, 2002, CP&L issued $500 million of senior unsecured notes due 2012 with a coupon of 6.5%. Proceeds from this issuance were used to pay down commercial paper.

     On August 5, 2002, CP&L announced the redemption of $150 million of First Mortgage bonds, 8.20% Series, due July 1, 2022 at 103.55% of the principal amount of such bonds. CP&L redeemed these notes on September 4, 2002 through the issuance of commercial paper.

7.   RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     In April, May and June 2002, CP&L entered into a series of treasury rate locks to hedge its exposure to interest rates with regard to a future issuance of fixed-rate debt. These agreements had a computational period of ten years. These instruments were designated as cash flow hedges for accounting purposes. The agreements, with a total notional amount of $350 million, were terminated simultaneously with the pricing of the $500 million CP&L senior unsecured notes in July 2002. CP&L realized a $22.5 million hedging loss, which will be amortized and recorded as an increase to interest expense over the life of the notes.

     The notional amount of the above contracts is not exchanged and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in the transaction is the cost of replacing the agreements at current market rates.

8.   COMMITMENTS AND CONTINGENCIES

     Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 2001, with respect to the commitments discussed in Note 15 of the financial statements included in CP&L's 2001 Annual Report on Form 10-K.

     Contingencies

          1)   Franchise Taxes

               CP&L, like other electric power companies in North Carolina, pays a franchise tax levied by the State pursuant to North Carolina General Statutes ss. 105-116, a state-level annual franchise tax (State Franchise Tax). Part of the revenue generated by the State Franchise Tax is required by North Carolina General Statutes ss. 105-116.1(b) to be distributed to North Carolina cities in which CP&L maintains facilities. CP&L has paid and continues to pay the State Franchise Tax to the state when such taxes are due. However, pursuant to an Executive Order issued on February 5, 2002, by the Governor of North Carolina, the Secretary of Revenue withheld distributions of State Franchise Tax revenues to cities for two quarters of fiscal year 2001-2002 in an effort to balance the state's budget.

               In response to the state's failure to distribute the State Franchise Tax proceeds, certain cities in which CP&L maintains facilities adopted municipal franchise tax ordinances purporting to impose on CP&L a local franchise tax. The local taxes are intended to be collected for as long as the state withholds distribution of the State Franchise Tax proceeds from the cities. The first local tax payments were due August 15, 2002. On August 2, 2002, CP&L filed a lawsuit against the cities seeking to enjoin the enforcement of the local taxes and to have the local ordinances struck down because the ordinances are beyond the cities' statutory authority and violate provisions of the North Carolina and United States Constitutions.

               On September 14, 2002, the Governor of North Carolina signed into law a provision that prevents cities and counties from levying local franchise taxes on electric utilities. The new law is also intended to prevent a recurrence of the withholding of utility franchise tax payments by the state. This new legislation makes it likely that the lawsuit CP&L filed in August against certain cities that were seeking to enforce local franchise tax ordinances will become moot.

          2)   Claims and Uncertainties

               a) CP&L is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

               Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several manufactured gas plant (MGP) sites to which CP&L has some connection. In this regard, CP&L, with other potentially responsible parties, are participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA) and the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). In addition, CP&L is periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation.

               There are 12 former MGP sites and 14 other active waste sites associated with CP&L that have required or are anticipated to require investigation and/or remediation costs. As of September 30, 2002, CP&L has not recorded any accruals for investigation and/or remediation costs for these sites. CP&L received insurance proceeds to address costs associated with CP&L waste sites. All eligible expenses related to these waste costs are charged against a centralized fund containing these proceeds. As of September 30, 2002, approximately $8.3 million remains in this centralized fund. As costs associated with CP&L's share of investigation and remediation of these sites become known, the fund is assessed to determine if additional accruals will be required. CP&L does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what remains in the centralized fund. This is due to the fact that the sites are at different stages: investigation has not begun at 15 sites, investigation has begun but remediation cannot be estimated at 7 sites and 4 sites have begun remediation. CP&L measures its liability for these sites based on available evidence including its experience in investigation and remediation of contaminated sites, which also involves assessing and developing cost-sharing arrangements with other potentially responsible parties. Once the centralized fund is depleted, CP&L will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. Therefore, CP&L cannot currently determine the total costs that may be incurred in connection with the remediation of all sites. According to current information, these future costs at the CP&L sites are not expected to be material to its financial condition or results of operations. A rollforward of the balance in this fund is not provided due to the immateriality of this activity in the periods presented.

               CP&L is also currently in the process of assessing potential costs and exposures at other sites of which it has been notified. As the assessments are developed and analyzed, CP&L will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

               There has been and may be further proposed federal legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide, carbon dioxide and mercury setting forth national caps and emission levels over an extended period of time. This national multi-pollutant approach would have significant costs which could be material to CP&L's consolidated financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. Control equipment that will be installed on North Carolina fossil generating facilities as part of the North Carolina legislation discussed below may address some of the issues outlined above. CP&L cannot predict the outcome of this matter.

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

               In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals decision. Designation of areas that do not attain the standard is proceeding, and further litigation and rulemaking on this and other aspects of the standard are anticipated. North Carolina adopted the federal eight-hour ozone standard and is proceeding with the implementation process. North Carolina has promulgated final regulations, which will require CP&L to install nitrogen oxide controls under the State's eight-hour standard. The cost of those controls are included in the cost estimate of $370 million set forth above; however, further technical analysis and rulemaking may result in a requirement for additional controls at some units. CP&L cannot predict the outcome of this matter.

               The EPA published a final rule approving petitions under Section 126 of the Clean Air Act. This rule as originally promulgated required certain sources to make reductions in nitrogen oxide emissions by 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina fossil-fueled electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L, other utilities, trade organizations and other states participated in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of
               Appeals ruled in favor of the EPA which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court in its May 15th decision rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In August 2001, the court granted a request by CP&L and other utilities to delay the implementation of the 126 Rule for electric generating units pending resolution by the EPA of the growth factor issue. The court's order tolls the three-year compliance period (originally set to end on May 1, 2003) for electric generating units as of May 15, 2001. On April 30, 2002, the EPA published a final rule harmonizing the dates for the
               Section 126 Rule and the NOx SIP Call. In addition, the EPA determined in this rule that the future growth factor estimation methodology was appropriate. The new compliance date for all affected sources is now May 31, 2004, rather than May 1, 2003. CP&L cannot predict the outcome of this matter.

               On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to further reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. These levels exceed requirements of Title IV of the Clean Air Act pertaining to control of acid rain as well as the requirements discussed above with regard to the NOx SIP Call, 8-hour ozone standard and Section 126 petitions. CP&L expects its capital costs to meet these emission targets will be approximately $813 million. CP&L currently has approximately 5,100 MW of coal-fired generation in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utilities' total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utility or unless the utility persistently earns a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utility's last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the 10-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. Pursuant to the new law, CP&L entered into an agreement with the state of North Carolina to transfer to the state all future emissions allowances it generates from over-complying with the new federal emission limits when these units are completed. The new law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. CP&L cannot predict the future regulatory interpretation, implementation or impact of this new law.

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

     Item 2.  Management's Discussion and Analysis of Financial Condition and
     ------   ---------------------------------------------------------------
              Results of Operations
              ---------------------

     RESULTS OF OPERATIONS
     For the three and nine months ended September 30, 2002, as compared to the corresponding periods in the prior year

     Progress Energy, Inc.

     Operating Results

     Progress Energy's consolidated earnings for the three and nine months ended September 30, 2002, were $151.9 million ($0.71 basic earnings per common share) and $405.1 million ($1.89 per share), respectively, compared to earnings of $366.4 million ($1.78 per share) and $632.1 million ($3.13 per share) for the same periods ended September 30, 2001. Current year earnings for the three and nine months ended September 30, 2002 were negatively impacted by the recognition of an impairment of the long-lived assets in the telecommunications business, decreases in revenues as part of Florida Power's retail rate settlement and increases in operations and maintenance expenses related to increased benefit costs and decreased pension credits. In addition, the common stock issuance in August 2001 (12.5 million shares) and purchase of Westchester Gas Company in April 2002 (2.5 million shares) resulted in dilution. Offsetting these negative factors were customer growth and improved weather which increased retail and wholesale sales, decreases in depreciation expense for the CP&L Electric and Florida Power Electric segments, decreases in interest charges resulting from lower average interest rates and additional capitalized interest as well as the elimination of goodwill amortization.

     Management tracks, monitors, and evaluates financial results based on reported earnings and ongoing earnings basis. The following reconciles reported earnings to ongoing earnings.

     ----------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,            September 30,
     ----------------------------------------------------------------------------------------------------------------
     ($ millions, except per share figures)                         2002         2001        2002         2001
                                                                    ----         ----        ----         ----
     Reported Earnings                                             $151.9       $366.4      $405.1       $632.1
     Intra-period tax allocation adjustment                         (39.0)       (72.8)       40.5        (27.4)
     Contingent Value Obligations (CVO) mark to market               (9.4)       (16.8)      (22.2)        (7.9)
     Florida Retroactive Retail Rate Refund                            -           -          21.0          -
     Progress Telecom/Caronet Asset Impairment and One-time
        Charges                                                     224.8          -         224.8          -
     ----------------------------------------------------------------------------------------------------------------
     Ongoing Earnings                                              $328.3       $276.8      $669.2       $596.8
                                                                   ======       ======      ======       ======
     Ongoing Earnings Per Share                                     $1.53       $1.34        $3.12        $2.96
                                                                    =====       =====        =====        =====
     ----------------------------------------------------------------------------------------------------------------

     Each of the adjustments to reported earnings and the key business drivers are discussed in more detail in the business segment reviews that follow.

     CP&L Electric

     CP&L Electric contributed net income for the three and nine months ended September 30, 2002 of $179.3 million and $396.5 million, respectively, compared to net income of $168.5 million and $373.9 million, respectively, for the same periods in the prior year. Included in these amounts are energy marketing and trading activities, which are managed by Progress Ventures on behalf of CP&L, that had net income for the three and nine months ended September 30, 2002 of $11.3 million and $41.3 million, respectively, compared to net income of $11.7 million and $39.4 million, respectively, for the same periods in the prior year.

     Factors contributing to CP&L Electric's results include favorable electric revenue and margins driven by favorable weather compared to 2001 ($20.5 million and $22.7 million margin gain for the three and nine months ended September 30, 2002, respectively); a decrease in accelerated depreciation expense related to the nuclear plants ($16.8 million and $35.1 million decrease for the three and nine months ended September 30, 2002, respectively); and a decrease in interest expense resulting from lower debt and an average interest rate reduction (interest decreased by $13.6 million and $25.9 million for the three and nine months ended September 30, 2002, respectively). Additionally, CP&L Electric's results for the nine months ended September 30, 2002 were favorably impacted by a $25.7 million tax benefit reallocation from the holding company to CP&L. See Other Businesses section below for additional information on the tax benefit reallocation.

     CP&L's electric revenues for the three and nine months ended September 30, 2002 and 2001 and the percentage change by customer class are as follows (in millions):

     ------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended September 30,         Nine Months Ended September 30,
                                       --------------------------------------------------------------------------------
               Customer Class               2002     % Change        2001          2002     % Change        2001
     ------------------------------------------------------------------------------------------------------------------
     Residential                           $384.6      12.6%        $341.7       $952.4       4.5%          $911.6
     Commercial                             244.6       8.0          226.5        630.7       5.4            598.5
     Industrial                             183.0       0.3          182.4        488.9      (1.8)           497.9
     Governmental                            23.5       4.0           22.6         58.9       3.7             56.8
     ----------------------------------------------              ------------------------             -----------------
         Total Retail Revenues              835.7       8.1          773.2      2,130.9       3.2          2,064.8
     Wholesale                              193.9       6.6          181.9        493.2      (0.9)           497.6
     Unbilled                                (5.8)     28.0           (0.2)         8.5        -             (42.3)
     Miscellaneous                           21.4      13.2           18.9         58.7       1.9             57.6
     ----------------------------------------------              ------------------------             -----------------
         Total Electric Revenues         $1,045.2       7.3%        $973.8     $2,691.3       4.4%        $2,577.7
     ------------------------------------------------------------------------------------------------------------------

     CP&L  electric  energy sales for the three and nine months ended  September
     30, 2002 and 2001 and the percentage change by customer class are as follows (in thousands of mWh):

     ------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended September 30,           Nine Months Ended June 30,
                                       --------------------------------------------------------------------------------
               Customer Class               2002     % Change        2001         2002        % Change        2001
     ------------------------------------------------------------------------------------------------------------------
     Residential                            4,485      11.7%         4,015       11,732       2.3%          11,469
     Commercial                             3,675       7.0          3,433        9,493       3.3            9,186
     Industrial                             3,569       0.8          3,540        9,917      (2.2)          10,145
     Governmental                             425       2.7            414        1,087      (0.4)           1,093
     ----------------------------------------------              ------------------------             -----------------
         Total Retail Energy Sales         12,154       6.6         11,402       32,229       1.1           31,893
     Wholesale                              4,530      20.3          3,766       11,356      10.5           10,280
     Unbilled                               (218)      29.0          (169)           27        -              (771)
     ----------------------------------------------              ------------------------             -----------------
         Total mWh sales                   16,466       9.8%        14,999       43,612       5.3%          41,402
     ------------------------------------------------------------------------------------------------------------------

     Sales of energy to retail and wholesale customers increased for the three and nine months ended September 30, 2002, when compared to the same period in the prior year primarily due to the impacts of favorable weather in the current year and customer growth. In addition, an increase in the fuel factor for electric retail rates caused retail revenues to increase over the prior year. For the nine months ended, this was partially offset by a decrease in sales in the industrial customer class, primarily due to a decline in the industrial customer base (largely textiles customers) and the continued overall softness in the industrial markets driven by the weak economic environment. Wholesale energy sales growth rates for the three and nine months ended September 30, 2002 exceeded wholesale energy revenue growth rates as sales to other utilities were negatively impacted by a depressed market in 2002 and higher market prices in 2001.

     CP&L Electric's fuel expense increased $35.7 million for the three months ended September 30, 2002, when compared to $186.5 million in 2001, primarily due to an increase in volume and a change in generation mix, which was partially offset by a decrease in price. Purchased power expense increased $9.5 million for the three months ended September 30, 2002, when compared to $113.8 million in 2001, due to increases in volume and price. CP&L Electric's fuel expense increased $71.6 million for the nine months ended September 30, 2002, when compared to $497.7 million in 2001, primarily due to an increase in volume and a change in generation mix, which was partially offset by a decrease in price. Purchased power expense decreased $3.4 million for the nine months ended September 30, 2002, when compared to $291.0 million in 2001, primarily due to decreases in volume attributable to favorable market conditions and prices that existed in the first quarter of 2001. Fuel expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

     CP&L Electric's operations and maintenance expense increased by $13.9 million and $48.8 million for the three and nine months ended September 30, 2002, respectively, when compared to operations and maintenance expense of $167.2 million and $515.2 million, respectively, for the same periods in the prior year. The increase for the three and nine months ended September 30, 2002 was primarily due to increased salary and benefit costs ($6.3 million and $15.0 million for the three and nine months ended September 30,

     2002); increased insurance costs combined with a lower NEIL refund ($2.0 million and $4.2 million for the three and nine months ended September 30,
     2002); costs incurred to prepare for a nuclear outage ($4.5 million for the three and nine months ended September 30, 2002); costs related to a boiler overhaul ($9.4 million for the nine months ended September 30, 2002) and increased support charges from the Service Company as a result of higher vacancy rates in the prior year.

     Depreciation expense decreased $13.2 million and $16.1 million for the three and nine months ended September 30, 2002, when compared to depreciation expense of $143.7 million and $421.5 million, respectively, for the same periods in the prior year. CP&L's accelerated cost recovery program for nuclear generating assets allows flexibility in recording accelerated depreciation expense. The decrease for these periods relates to CP&L Electric's election to depreciate the nuclear assets at the lower end of the allowable range as set by the state utility commissions. See OTHER MATTERS below for additional information on CP&L's accelerated cost recovery program. For the three and nine months ended September 30, 2002, CP&L recorded accelerated depreciation expense of $13.2 million and $54.9 million, respectively. For the three and nine months ended September 30, 2001, CP&L recorded accelerated depreciation expense of $30.0 million and $90.0 million, respectively. These reductions are partially offset by increased depreciation costs resulting from the first phase of the Richmond units being placed into service in May 2001.

     Florida Power Electric

     Florida Power Electric contributed net income for the three and nine months ended September 30, 2002 of $123.8 million and $258.3 million, respectively, compared to net income of $114.1 million and $270.0 million, respectively for the same periods in the prior year. Included in these amounts are energy marketing and trading activities, which are managed by Progress Ventures on behalf of Florida Power, that had net income for the three and nine months ended September 30, 2002 of $3.3 million and $9.5 million, respectively, compared to net income of $6.7 million and $18.4 million, respectively, for the same periods in the prior year. Additionally, Florida Power Electric's results for the three and nine months ended September 30, 2002 were favorably impacted by a $13.4 million tax benefit reallocation from the holding company to Florida Power Electric. See Other Businesses section below for additional information on the tax benefit reallocation.

     Florida Power Electric's earnings for the three and nine months ended September 30, 2002, were negatively affected by the outcome of the Florida Power rate case settlement, which included a one-time retroactive revenue refund of $35.0 million, $21.0 million after tax, recorded in the first quarter of 2002 and a decrease in retail rates, which was partially offset by reductions in depreciation in accordance with the settlement. See Note 3 to the Progress Energy, Inc. Consolidated Interim Financial Statements for additional information on the settlement. In addition, Florida Power Electric results for the three months and nine months ended were negatively affected by increases in operations and maintenance expense as described more fully below.

     Florida Power's electric revenues for the three and nine months ended September 30, 2002 and 2001 and the percentage change by customer class are as follows (in millions):

     ---------------------------------------------------------------------------------------------------------------
                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                        ----------------------------------------------------------------------------
               Customer Class               2002     % Change       2001          2002     % Change       2001
     ---------------------------------------------------------------------------------------------------------------
     Residential                           $469.8      (5.7)%       $498.2     $1,244.7      (3.0)%       $1,283.2
     Commercial                             199.5      (8.0)         216.9        549.7      (3.3)           568.2
     Industrial                              52.6      (4.0)          54.8        157.7      (5.8)           167.5
     Governmental                            45.1      (7.2)          48.6        128.5      (1.6)           130.6
     Retroactive Retail Revenue Refund          -        -               -        (35.0)       -                 -
     ----------------------------------------------              ------------------------               ------------
         Total Retail Revenues              767.0      (6.3)         818.5      2,045.6      (4.8)         2,149.5
     Wholesale                               57.8     (19.9)          72.2        166.1     (28.4)           232.0
     Unbilled                                 8.4        -            (7.3)        20.2       -              (12.1)
     Miscellaneous                           30.4      33.9           22.7         84.1     (35.8)           130.9
     ----------------------------------------------              ------------------------               ------------
         Total Electric Revenues           $863.6      (4.7)%       $906.1     $2,316.0      (7.4)%       $2,500.3
     ---------------------------------------------------------------------------------------------------------------



     Florida  Power's  electric energy sales for the three and nine months ended
     September 30, 2002 and 2001, and the percentage change by customer class are as follows (in thousands of mWh):

     ---------------------------------------------------------------------------------------------------------------
                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                        ----------------------------------------------------------------------------
                                            2002     % Change       2001          2002     % Change       2001
     ---------------------------------------------------------------------------------------------------------------
     Residential                            5,503       2.5%         5,370       14,078       1.7%          13,841
     Commercial                             3,207       1.4          3,164        8,519       1.8            8,367
     Industrial                               983       5.3            934        2,859      (2.2)           2,923
     Governmental                             759       1.2            750        2,095       2.6            2,042
     ----------------------------------------------              ------------------------               ------------
         Total Retail Energy Sales         10,452       2.3         10,218       27,551       1.4           27,173
     Wholesale                              1,020     (22.7)         1,320        2,975     (18.8)           3,666
     Unbilled                                 214        -            (181)         689        -              (122)
     ----------------------------------------------              ------------------------               ------------
         Total mWh sales                   11,686       2.9%        11,357       31,215       1.6%          30,717
     ---------------------------------------------------------------------------------------------------------------

     As a result of the settlement of the Florida Power rate case, effective May 1, 2002, Florida Power reduced its rates by 9.25%. The effect of this reduction was to reduce revenue by $30.9 million for the third quarter of 2002 and $51.4 million for the nine months ended September 30, 2002, when compared to the same periods in the prior year. Partially offsetting the decrease in rates and the one-time refund from the settlement detailed above were the impacts of favorable weather and customer growth. In addition, revenues for the first nine months of 2002 decreased when compared to the same period in the prior year due to the recognition of $63 million of deferred revenue in the first quarter of 2001, which is included in miscellaneous revenues in the table above. In 2001, the deferred revenues were offset by accelerated amortization of the Tiger Bay regulatory asset, discussed below, and therefore, had no net earnings impact. Wholesale electric revenues and sales decreased from the prior year due to the expiration of specific contracts.

     Fuel used in generation and purchased power decreased $32.0 million and $80.0 million for the three and nine months ended September 30, 2002, respectively, when compared to $414.7 million and $1,103.9 million, respectively, for the same periods in the prior year, primarily due to lower oil and gas prices and purchased power costs, partially offset by an increase in coal prices and volume from higher system requirements. In addition, the decrease for the three months ended September 30, 2002, was due to the lowered recovery of fuel expense as a result of the mid-course correction of Florida Power's fuel cost recovery clause as part of the settlement. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

     Operations and maintenance expense increased by $19.2 million and $69.9 million for the three and nine months ended September 30, 2002, respectively, when compared to operations and maintenance expense of $119.9 million and $350.6 million, respectively, for the same periods in the prior year. These amounts have increased due to a decreased pension credit in the current year ($6.5 million and $22.8 million lower for the three and nine months ended September 30, 2002); increased other employee benefit costs, primarily driven by medical costs (approximately $6.1 million and $15.6 million for the three and nine months ended September 30, 2002); increased spending related to Florida Power's Commitment to Excellence Program which is aimed at improving system reliability and customer satisfaction ($2.9 million and $8.5 million for the three and nine months ended September 30,
     2002); and increased support charges from the Service Company as a result of higher vacancy rates in the prior year.

     Depreciation and amortization expense decreased by $21.7 million and $123.8 million for the three and nine months ended September 30, 2002, respectively, when compared to expense of $95.1 million and $341.8 million, respectively, for the same periods in the prior year. The Florida Power rate case settlement provides for ongoing reductions in depreciation, nuclear decommissioning and fossil dismantlement costs that reduced the amount of depreciation recorded by $19.5 million and $58.9 million for the three and nine months ended September 30, 2002, respectively. In addition, the first half of 2001 depreciation and amortization includes $63 million of accelerated amortization on the Tiger Bay regulatory asset associated with deferred revenue from 2000.

     Progress Ventures

     The Progress Ventures segment operations include natural gas exploration and production; coal fuel extraction, manufacturing and delivery, which includes synthetic fuels production; non-regulated generation; and energy marketing and trading activities on behalf of the utility operating companies as well as for its non-regulated plants. Progress Ventures contributed segment income, including allocation of energy marketing and trading on behalf of the utilities, of $87.6 million and $216.7 million for the three and nine months ended September 30, 2002, respectively, compared to net income of $80.1 million and $218.8 million, respectively, for the same periods in the prior year. For the three months ended September 30, 2002, the majority of the increase relates to the addition of non-regulated plants in the current year. For the nine months ended September 30, 2002, the majority of the decrease relates to minor reductions in the net income related to energy marketing and trading, and in both the coal and gas fuel extraction, manufacturing and delivery operations, partially offset by the additions of non-regulated plants during the year.

     Progress Ventures' energy marketing and trading activities, including activities on behalf of CP&L and Florida Power, generated net income of $13.1 million and $49.1 million for the three and nine months ended September 30, 2002, respectively, compared to net income of $18.4 million and $57.8 million, respectively, for the same periods in the prior year. See Note 5 to the Progress Energy, Inc. Consolidated Interim Financial Statements for additional information on trading and marketing activities. Earnings for the three and nine months ended September 30, 2002, have decreased primarily due to the expiration of specific contracts and the impact of lower natural gas prices on the pricing of certain contracts.

     Progress Ventures' non-regulated generation operations generated net income of $16.5 million and $23.3 million for the three and nine months ended September 30, 2002, respectively, when compared to net income of $2.3 million and $3.4 million, respectively, for the same periods in the prior year. This increase is due to the completion of construction of additional non-regulated plants, transfer of generation assets from CP&L and the acquisitions of non-regulated plants in the current year. See Note 2 to the Progress Energy, Inc. Consolidated Interim Financial Statements for additional information on this acquisition.

     Progress Ventures, Inc.'s subsidiary, MPC Generating, LLC, currently has two tolling agreements for output on one of its non-regulated plants with Dynegy, Inc. through June 2008. These contracts are not subject to mark to market accounting under SFAS No. 133. If Dynegy, Inc., was to default on this contract and Progress Ventures was required to replace the contract on this non-regulated plant, this could negatively impact Progress Ventures' cash flows. Progress Energy does not expect these developments to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     Progress  Ventures'  natural  gas  exploration  and  production  operations include the operations of Mesa Hydrocarbons, Inc. (Mesa), which owns natural gas reserves and operates wells in Colorado and sells natural gas. These operations also include the activities of the recently acquired Westchester Gas Company. See Note 2 to the Progress Energy, Inc. Consolidated Interim Financial Statements for additional information on this acquisition. These operations generated net income of $2.5 million and $3.7 million for the three and nine months ended September 30, 2002, respectively, when compared to net income of $0.7 million and $5.1 million, respectively, for the same periods in the prior year. Due to the acquisition of Westchester Gas Company in April 2002, the results of these operations are not comparative. However, the current year results have been negatively affected by the decreases in sales price of gas over the prior year.

     Progress Ventures periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. During 2002, Progress Ventures has entered into cash flow hedges for approximately 81 percent and 56 percent, respectively, of Mesa and Westchester's total projected natural gas sales for the fourth quarter of 2002 and the entire year 2003. See Note 10 to the Progress Energy consolidated interim financial statements for more information on these instruments.

     Progress Ventures' coal fuel extraction, manufacturing and delivery operations generated net income of $55.1 million and $139.9 million for the three and nine months ended September 30, 2002, when compared to net income of $57.3 million and $147.9 million, respectively, for the same periods in the prior year. The Progress Ventures segment sold 3.0 million and 9.4 million tons of synthetic fuel for the three and nine months ended September 30, 2002, respectively, compared to 4.0 million and 10.4 million tons, respectively, for the same periods in the prior year. The sales resulted in tax credits of $78.7 million and $253.8 million being recorded for the three and nine months ended September 30, 2002, respectively, compared to tax credits of $102.9 million and $271.8 million, respectively, for the same periods in the prior year. The synthetic fuel production and related tax credits are lower in 2002 than in 2001 because the production schedule in 2002 has been evenly distributed based on anticipated full-year production whereas in 2001 excess production in the first nine months of the year mandated lower fourth quarter production. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under
     Section 29 of the Code. See "Synthetic Fuels" under OTHER MATTERS below for additional discussion of these tax credits. Results for the three and nine months ended September 30, 2002 were also favorably impacted from $10.2 million of interest being capitalized in accordance with SFAS No. 34.

     Rail Services

     Rail Services' operations represent the activities of Progress Rail Services Corporation (Progress Rail) and include railcar repair, rail parts reconditioning and sales, scrap metal recycling and other rail related services. In the second quarter of 2001, Rail Services was reclassified from net assets held for sale and the cumulative Rail Services' operations since the acquisition date of November 30, 2000, were included in Progress Energy's consolidated results of operations. Progress Energy recorded an after-tax charge of $10.1 million in the second quarter of 2001 reflecting the reallocation of the purchase price and the reversal of the effect of net assets held for sale accounting. In the third quarter of 2001 and 2002, Rail Services was accounted for as an ongoing operation. As a result of the classification to net assets held for sale in November 2000 and the reversal of that designation in 2001, Rail Services year to date 2001 activity includes activity from December 2000.

     Rail Services contributed earnings for the three and nine months ended September 30, 2002 of $0.7 million and $3.0 million, respectively, compared to losses of $2.2 million and $9.7 million for the comparable periods in 2001. Rail Service's year to year results were impacted by a weak business environment, which resulted in $24.1 million decreased revenues for the quarter and a decrease of $93.5 million for the nine months ended September 30, 2002 when compared to 2001. In addition, Rail Services' transition from acting as a scrap reseller in 2001 to acting as a scrap resale agent in 2002 and asset sales in 2001 contributed to the revenue decrease. Corresponding decreases in operating costs and the impact of targeted cost cutting measures offset the revenue reductions.

     Other Businesses

     The Other segment primarily includes the operations of North Carolina Natural Gas Corporation (NCNG), Strategic Resource Solutions Corp. (SRS), Progress Telecommunications Corporation (Progress Telecom) and Caronet, Inc. (Caronet). This segment also includes other non-regulated operations of CP&L and FPC as well as holding company results. The Other segment generated a net loss of $224.9 million and $418.6 million for the three and nine months ended September 30, 2002, respectively, compared to net income of $24.4 million and a net loss of $163.1 million, respectively, for the same periods in the prior year. The decrease in earnings for the three and nine months ended September 30, 2002, when compared to the same periods in the prior year, was primarily due to the recognition of long-lived asset impairments and one time charges in the telecommunications businesses (total impairment and one-time charges of $355.4 million offset by $130.6 million tax benefit for a $224.8 million after-tax impact), partially offset by the elimination of goodwill amortization in 2002. Other segment earnings for the three and nine months ended September 30, 2002 were also positively impacted from $11.8 million of interest being capitalized in accordance with SFAS No. 34.

     In accordance with SFAS No. 142, effective January 1, 2002, Progress Energy no longer amortizes goodwill. For the three and nine months ended September 30, 2001, the Company amortized goodwill of $24.9 million and $75.6 million, respectively. At September 30, 2002, the Company had approximately $3.8 billion of unamortized goodwill. See Note 7 to the Progress Energy, Inc. Consolidated Interim Financial Statements for additional information on SFAS No. 142.

     NCNG recorded a net loss of $5.3 million and net income of $1.7 million for the three and nine months ended September 30, 2002, respectively, compared to net losses of $3.2 million and $1.0 million, respectively, for the same periods in the prior year. NCNG's margin on gas sales decreased by $2.3 million and increased by $5.2 million for the three and nine months ended September 30, 2002, respectively, when compared to margin on sales of $15.4 million and $55.8 million for the same periods in the prior year. The third quarter margin decrease resulted primarily from a retroactive rate reduction for one customer. The year-to-date margin increase resulted primarily from an increase in industrial volumes related to a decline in gas prices.

     NCNG's operations and maintenance expense decreased $0.2 million for the three months and increased $3.7 million for the nine months ended September 30, 2002, respectively. The increase for the nine months ended September 30, 2002 was primarily due to increased staffing and increased operations and maintenance expense associated with an increase in its fleet.

     In February 2002, NCNG filed a general rate case with the North Carolina Utilities Commission (NCUC) requesting an annual rate increase of $47.6 million. On May 3, 2002, NCNG withdrew the application, based upon the NCUC Public Staff's and other parties' interpretation of the order approving the merger of CP&L and NCNG that such a case was not permitted until 2003. On May 16, 2002, NCNG filed a request to increase its margin rates and rebalance its rates with the NCUC, requesting an annual rate increase of

     $4.1 million to recover costs associated with specific system improvements. On September 23, 2002, the NCUC issued its order approving the $4.1 million rate increase. The rate increase was effective October 1, 2002.

     On October 16, 2002, the Company announced plans to sell NCNG, and the Company's ownership interest in EasternNC, to Piedmont Natural Gas Company, Inc. for approximately $425 million in gross cash proceeds. See Note 14 to the Progress Energy, Inc. Consolidated Interim Financial Statements for further discussion on the planned sale.

     Generally accepted accounting principles require companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was decreased by $39.0 million for the three months and increased $40.5 million for the nine months ended September 30, 2002, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. Income tax expense was decreased by $72.6 million and $27.2 million for the three and nine months ended September 30, 2001, respectively. The tax credits associated with Progress Energy's synthetic fuel operations lower the overall effective tax rate. Fluctuations in estimated annual earnings and tax credits can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

     Progress Energy is subject to regulation under the Public Utility Holding Company Act (PUHCA) of 1935, as amended, of the SEC. According to a recent SEC order, Progress Energy's tax benefit not related to acquisition interest expense is to be allocated to profitable subsidiaries. Therefore, the tax benefit that was previously held in the holding company, included in the Other segment, was allocated on a preliminary basis to the profitable subsidiaries effective with the second quarter of 2002. The allocation has no impact on consolidated tax expense or earnings. However, in the nine months ended September 30, 2002, the allocation increased the holding company's tax expense $40.6 million with offsetting decreases in other segments.

     Progress Energy issued 98.6 million CVOs in connection with the Florida Progress acquisition. Each CVO represents the right to receive contingent payments based on the performance of four synthetic fuel facilities owned by Progress Energy. The payments, if any, are based on the net after-tax cash flows the facilities generate. These CVOs are recorded at fair value based on published prices and unrealized gains and losses from changes in fair value are recognized in earnings. At September 30, 2002, the CVOs had a fair market value of approximately $19.7 million. Progress Energy recorded a gain of $9.4 million and $22.2 million for the three and nine months ended September 30, 2002, respectively, compared to a gain of $16.8 million and $7.9 million, respectively, for the same periods in the prior year to record the changes in fair value of CVOs.

     Progress Telecom, including Caronet's operations, had net losses of $225.3 million and $234.6 million for the three and nine months ended September 30, 2002, respectively. This compares to net losses of $2.4 million and $4.6 million for the same periods in 2001. The decrease in earnings in 2002, when compared to 2001, is primarily due to long-lived asset impairments and other one-time after tax charges of $208.5 million that resulted from a valuation study of the unit's long-lived assets. See Note 3 to the Progress Energy, Inc. Consolidated Interim Financial Statements for further discussion of these charges. This write-down constitutes a significant reduction in the book value of these assets and the ongoing operations are expected to have a negligible impact on Progress Energy's net income.

     Effective June 28, 2000, Caronet entered into an agreement with Bain Capital where it contributed the net assets used in its application service provider business to a newly formed company, for a 35% ownership interest (15% voting interest), named Interpath Communications, Inc. (Interpath). In May 2002, Interpath merged with USinternetworking, Inc. Pursuant to the terms of the merger agreement and additional funds being contributed by Bain Capital, CP&L now owns approximately 19% of the company (7% voting interest). As a result of the merger, the Company reviewed the Interpath investment for impairment and wrote off the remaining amount of its cost-basis investment in Interpath, recording a pre-tax impairment of $25.0 million in the third quarter of 2002 ($16.3 million after-tax).

     Excluding the asset impairments and one-time charges, Progress Telecom's (including Caronet's operations) third quarter 2002 loss of $0.5 million compares to the prior year's comparable period loss of $2.4 million. The reduced loss resulted primarily from lower depreciation charges as a consequence of the asset writedown. A loss for the nine months ended September 30, 2002 (excluding the one-time charges) of $9.7 million compares to a loss of $4.6 million for the comparable period in 2001. The depreciation reduction related to the asset writedown was more than offset by depreciation on additional fiber optics that were placed into service in the first half of the year.

     LIQUIDITY AND CAPITAL RESOURCES

     Progress Energy, Inc.

     Statement of Cash Flows and Financing Activities

     Cash provided by operating activities decreased $29.3 million for the nine months ended September 30, 2002, when compared to the corresponding period in the prior year. The decrease in cash from operating activities for the 2002 period is due to a decrease in operating income from the impact of the Florida Power rate case settlement. In addition, changes in the balances of certain current assets and liabilities due to operational fluctuations decreased cash provided by operating activities.

     Net cash used in investing activities increased $442.5 million for the nine months ended September 30, 2002, when compared to the corresponding period in the prior year. The increase in cash used in investing activities is primarily due to an expansion of Progress Ventures' generation and fuel portfolio (see Note 2 to the Progress Energy, Inc. Consolidated Interim Financial Statements). During the first nine months of 2002, $738.6 million was spent on its utility subsidiaries' construction program and $764.6 million was spent in diversified business property additions. The acquisition of Westchester Gas Company resulted in a net cash outflow of $17.4 million.

     Net cash provided by financing activities increased $473.8 million for the nine months ended September 30, 2002, when compared to the corresponding period in the prior year. The increase in cash provided by financing activities is primarily due to an increase in short-term obligations as well as an increase in long-term debt, the details of which are described below.

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

     In March  2002,  a  Progress  Ventures,  Inc.  subsidiary,  Progress  Genco
     Ventures, LLC, obtained a $440 million bank facility that was to be used exclusively for expansion of its non-regulated generation portfolio. Borrowings under this facility are secured by the assets in the generation portfolio. In March, June and September 2002, Progress Genco Ventures, LLC made draws under this facility of $120 million, $67 million and $25 million, respectively. In September 2002, Progress Genco Ventures, LLC terminated $130 million of the bank facility, reducing it from $440 million to $310 million.

     Progress Genco Ventures, LLC is required to hedge 75 percent of the amounts outstanding under its bank facility through September 2005 and 50 percent thereafter pursuant to the terms of the agreement for expansion of its non-regulated generation portfolio. In May 2002, Progress Genco Ventures, LLC entered into hedges that included a series of zero cost collars that have been designated as cash flow hedges for accounting purposes. The fair value of these instruments was a $10.9 million liability position at September 30, 2002.

     Progress Energy uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio. During March, April and May 2002, Progress Energy converted $1.0 billion of fixed rate debt into variable rate debt by executing interest rate derivative agreements with a total notional amount of $1.0 billion with a group of five banks. Under the terms of the agreements, which were scheduled to mature in 2006 and 2007 and coincide with the maturity dates of the related debt issuances, Progress Energy received a fixed rate and paid a floating rate based on three-month LIBOR. These instruments were designated as fair value hedges for accounting purposes. In June 2002, Progress Energy terminated these agreements. The terminations resulted in a $21.2 million deferred hedging gain reflected in long-term debt, which will be amortized and recorded as a reduction to interest expense over the life of the related debt issuances.

     On March 28, 2002, Standard & Poor's affirmed Progress Energy's corporate credit rating of BBB+ and the ratings of Florida Power and CP&L but revised the outlook for all three entities to negative from stable. S&P stated that its change in outlook reflects the increased business risk at Progress Ventures and lower-than-projected credit protection measures. S&P stated that Progress Energy's plan to divest of non-core assets and use the proceeds to pay down acquisition-related debt is moving slower than S&P had expected. On September 4, 2002, S&P reaffirmed Progress Energy's credit ratings and maintained the negative outlook.

     On April 10, 2002, Moody's Investors Services revised its outlook to negative from stable on Progress Energy's senior unsecured debt rating of Baa1. Moody's maintained a stable outlook for both Florida Power and CP&L. Moody's stated that its change in outlook to negative was in response to the increased level of debt incurred by the company, primarily to finance the expansion of its Progress Ventures unregulated generation portfolio. On October 18, 2002, Moody's announced that it had placed Progress Energy's senior unsecured debt rating (Baa1) on review for possible downgrade. As its basis for review, Moody's cited primarily Progress Energy's recent writedown of the value of its long-lived telecommunications assets and the related delay in its deleveraging plan. Moody's further indicated that it did not expect its review to result in more than a one notch downgrade of Progress Energy's senior unsecured debt rating. Moody's confirmed its ratings of Progress Energy's commercial paper (P-2) and the ratings of its two operating utilities, CP&L (senior secured--A-3, commercial paper--P-2, stable outlook) and Florida Power (senior secured--A-1, commercial paper--P-1, stable outlook).

     The change in outlook by the rating agencies has not materially affected Progress Energy's access to liquidity nor the cost of its short-term borrowings.

     On April 17, 2002, Progress Energy issued $350 million of senior unsecured notes due 2007 with a coupon of 6.05% and $450 million of senior unsecured notes due 2012 with a coupon of 6.85%. Proceeds from this issuance were used to pay down commercial paper.

     In April, May and June 2002, CP&L entered into a series of treasury rate locks to hedge its exposure to interest rates with regard to a future issuance of fixed-rate debt. These agreements had a computational period of ten years. These instruments were designated as cash flow hedges for accounting purposes. The agreements, with a total notional amount of $350 million, were terminated simultaneously with the pricing of the $500 million CP&L senior unsecured notes in July 2002. CP&L realized a $22.5 million hedging loss, which will be amortized and recorded as an increase to interest expense over the life of the notes.

     On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. CP&L expects its capital costs to meet these emission targets will be approximately $813 million. See Note 13 to the Progress Energy, Inc. Consolidated Interim Financial Statements and OTHER MATTERS below for more information on this legislation.

     On June 27, 2002, CP&L announced the redemption of $500 million of CP&L Extendible Notes due October 28, 2009, at 100% of the principal amount of such notes. These notes were redeemed on July 29, 2002 and CP&L funded the redemptions through the issuance of commercial paper. On July 30, 2002, CP&L issued $500 million of senior unsecured notes due 2012 with a coupon of 6.5%. Proceeds from this issuance were used to pay down commercial paper.

     On July 1, 2002, $30 million of Florida Power medium-term notes, 6.54% Series, matured. Florida Power funded this maturity through the issuance of commercial paper.

     On July 11, 2002, Florida Power announced the redemption of $108.55 million principal amount of Citrus County Pollution Control Refunding Revenue Bonds, Series 1992 A Due January 1, 2027, $90 million principal amount of Citrus County Pollution Control Refunding Revenue Bonds, Series 1992 B Due February 1, 2022 and $10.115 million principal amount of Pasco County Pollution Control Refunding Revenue Bonds, Series 1992A Due February 1, 2022, at 102% of the principal amount of such bonds and $32.2 million principal amount of Pinellas County Pollution Control Refunding Revenue Bonds, Series 1991 Due December 1, 2014 at 101% of the principal amount of such bonds. These redemptions were finalized on August 12, 2002.

     On July 16, 2002, Florida Power issued $108.55 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002A Due January 1, 2027, $100.115 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002B Due January 1, 2022 and $32.2 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002C Due January 1, 2018. Proceeds from this issuance were used to redeem Florida Power's pollution control revenue refunding bonds above.

     On August 5, 2002, CP&L announced the redemption of $150 million of First Mortgage bonds, 8.20% Series, due July 1, 2022 at 103.55% of the principal amount of such bonds. CP&L redeemed these notes on September 4, 2002 through the issuance of commercial paper.

     In August 2002, Progress Energy converted $800 million of fixed rate debt into variable rate debt by executing interest rate derivative agreements with four counterparties with a total notional amount of $800 million. Under the terms of the agreements, which were scheduled to expire in 2006 and coincide with the maturity date of the related debt issuance, Progress Energy received a fixed rate of 3.38% and paid a floating rate based on three-month LIBOR. These instruments were designated as fair value hedges for accounting purposes. In November 2002, Progress Energy terminated these agreements. The terminations resulted in a $14.0 million deferred hedging gain reflected in long-term debt, which will be amortized and recorded as a reduction to interest expense over the life of the related debt issuance.

     Progress Energy's 364-day revolving credit facility expired on November 12, 2002. In connection with the renewal, the facility was reduced in size from $550 million to approximately $430 million. In addition, the permitted debt to capital ratio was lowered from 70% to 68% effective June 30, 2003; Progress Energy's debt to capital ratio as of September 30, 2002, was 65.3%. Finally, a minimum EBITDA to interest expense ratio of 2.5x to 1 was imposed; for the twelve months ended September 30, 2002, Progress Energy's ratio of EBITDA to interest expense was 3.28x to 1.

     On November 13, 2002, Progress Energy issued 14.7 million shares of common stock at $40.90 per share for net proceeds of $600.0 million. Proceeds from the issuance will be used to retire commercial paper.

     Future Commitments

     As of September 30, 2002, Progress Energy's contractual cash obligations have not changed materially from what was reported in the 2001 Annual Report on Form 10-K. The only changes in Progress Energy's contractual cash obligations involve the additional long-term debt issuances made through the third quarter of 2002 that are detailed above, and the finalization of Progress Ventures' purchase obligations related to generation and fuel acquisitions, as detailed in Note 2 to the Progress Energy, Inc. Consolidated Interim Financial Statements.

     As of September 30, 2002, Progress Energy's other commercial commitments have changed from what was reported in the 2001 Annual Report on Form 10-K. During the first nine months of 2002, Progress Energy issued approximately $363 million of guarantees on behalf of Progress Ventures for obligations under power purchase agreements, tolling agreements, construction agreements and trading operations. Approximately $184 million of these commitments relate to certain guarantee agreements issued to support obligations related to Progress Ventures' expansion of its non-regulated generation portfolio. These guarantees ensure performance under generation construction and operating agreements.

     The remaining $179 million of these new commitments are guarantees issued to support Progress Ventures' energy trading and marketing functions. The majority of the trading and marketing contracts supported by the guarantees contain language regarding downgrade events, ratings triggers, netting of exposure and/or payments and offset provisions in the event of a default. Based upon the amount of trading positions outstanding at October 31, 2002, if Progress Energy's ratings were to decline below investment grade, the Company would have to deposit cash or provide letters of credit or other cash collateral for approximately $17 million for the benefit of the Company's counterparties.

     OTHER MATTERS

     Florida Power Rate Case Settlement

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

     See Note 4 to the Progress Energy, Inc. Consolidated Interim Financial Statements for additional information on the Agreement.

     North Carolina Clean Air Legislation

     On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. Progress Energy expects its capital costs to meet these emission targets will be approximately $813 million. CP&L currently has approximately 5,100 MW of coal-fired generation in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utilities' total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utility or unless the utility persistently earns a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utility's last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the 10-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. Pursuant to the new law, CP&L entered into an agreement with the state of North Carolina to transfer to the state all future emissions allowances it generates from over-complying with the new federal emission limits when these units are completed. The new law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. Progress Energy cannot predict the future regulatory interpretation, implementation or impact of this new law.

     On June 14, 2002, the NCUC approved modification of CP&L's ongoing accelerated cost recovery of its nuclear generating assets. Effective
     January 1, 2003, the NCUC will no longer require a minimum annual depreciation. The aggregate minimum and maximum amounts of accelerated depreciation, $415 million and $585 million respectively, are unchanged from the original NCUC order. The date by which the minimum amount must be depreciated was extended from December 31, 2004 to December 31, 2009. On October 29, 2002, the SCPSC approved a similar modification. The order is effective as of November 1, 2002, and the aggregate minimum and maximum of $115 million and $165 million established for accelerated cost recovery by the SCPSC is unaffected by the order. As of September 30, 2002, CP&L has recorded cumulative accelerated depreciation expense of approximately $405 million.

     Franchise Taxes

     CP&L,  like  other  electric  power  companies  in North  Carolina,  pays a franchise tax levied by the State pursuant to North Carolina General Statutes ss. 105-116, a state-level annual franchise tax (State Franchise
     Tax). Part of the revenue generated by the State Franchise Tax is required by North Carolina General Statutes ss. 105-116.1(b) to be distributed to North Carolina cities in which CP&L maintains facilities. CP&L has paid and continues to pay the State Franchise Tax to the state when such taxes are due. However, pursuant to an Executive Order issued on February 5, 2002, by the Governor of North Carolina, the Secretary of Revenue withheld distributions of State Franchise Tax revenues to cities for two quarters of fiscal year 2001-2002 in an effort to balance the state's budget.

     In response to the state's failure to distribute the State Franchise Tax proceeds, certain cities in which CP&L maintains facilities adopted municipal franchise tax ordinances purporting to impose on CP&L a local franchise tax. The local taxes are intended to be collected for as long as the state withholds distribution of the State Franchise Tax proceeds from the cities. The first local tax payments were due August 15, 2002. On August 2, 2002, CP&L filed a lawsuit against the cities seeking to enjoin the enforcement of the local taxes and to have the local ordinances struck down because the ordinances are beyond the cities' statutory authority and violate provisions of the North Carolina and United States Constitutions.

     On September 14, 2002, the Governor of North Carolina signed into law a provision that prevents cities and counties from levying local franchise taxes on electric utilities. The new law is also intended to prevent a recurrence of the withholding of utility franchise tax payments by the state. This new legislation makes it likely that the lawsuit CP&L filed in August against certain cities that were seeking to enforce local franchise tax ordinances will become moot.

     Generation Acquisition

     During February 2002, Progress Ventures, Inc. completed the acquisition of two electric generating projects located in Georgia from LG&E Energy Corp., a subsidiary of Powergen plc. The two projects consist of 1) the Walton project in Monroe, Georgia, a 460 megawatt natural gas-fired plant placed in service in June 2001 and 2) the Washington project in Washington County, Georgia, a planned 600 megawatt natural gas-fired plant expected to be operational by June 2003. The transaction included tolling and power sale agreements with LG&E Energy Marketing, Inc. for both projects through

     December 31, 2004. The aggregate cash purchase price of approximately $348 million included approximately $1.7 million of direct transaction costs. See Note 2 to the Progress Energy, Inc. Consolidated Interim Financial Statements for additional information on this acquisition.

     Fuel Acquisition

     On April 26, 2002, Progress Energy finalized the acquisition of Westchester Gas Company, which includes approximately 215 producing natural gas wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems. The aggregate purchase price of approximately $153 million consisted of cash consideration of approximately $22 million and the issuance of 2.5 million shares of Progress Energy common stock valued at approximately $129 million. The purchase price included approximately $1.7 million of direct transaction costs. The properties are located within a 25-mile radius of Jonesville, Texas, on the Texas-Louisiana border. This transaction added 140 billion cubic feet (Bcf) of gas reserves to Progress Ventures' growing energy portfolio. See Note 2 to the Progress Energy, Inc. Consolidated Interim Financial Statements for additional information on this acquisition.

     Synthetic Fuels Tax Credits

     Progress Energy, through the Progress Ventures business unit, produces synthetic fuel from coal. The production and sale of the synthetic fuel qualifies for tax credits under Section 29 of the Internal Revenue Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. All of Progress Energy's synthetic fuel facilities have received favorable private letter rulings from the Internal Revenue Service (IRS) with respect to their operations. These tax credits are subject to review by the IRS, and if Progress Energy failed to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows. Tax credits for the nine months ended September 30, 2002 and 2001, were $253.8 million and $271.8 million, respectively, offset by operating losses, net of tax, of $121.9 million and $128.1 million, respectively, for the same periods. One synthetic fuel entity, Colona Synfuel Limited Partnership, L.L.L.P., from which the Company (and Florida Progress prior to its acquisition by the Company) has been allocated approximately $241 million in tax credits to date, is being audited by the IRS. The audit of Colona was not unexpected. The Company is audited regularly in the normal course of business as are most similarly situated companies. Total Section 29 credits generated to date (including Florida Progress prior to its acquisition by the Company) are approximately $963 million.

     In September 2002, all of Progress Energy's majority-owned synthetic fuel entities were accepted into the Internal Revenue Service's (IRS) Pre-Filing Agreement (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues. Either the Company or the IRS can withdraw from the program at any time, and issues not resolved through the program may proceed to the next level of the IRS exam process. While the ultimate outcome is uncertain, the Company believes that participation in the PFA program will likely shorten the tax exam process.

     In management's opinion, Progress Energy is complying with the private letter rulings and all the necessary requirements to be allowed such credits under Section 29 and believes it is likely, although it cannot provide certainty, that it will prevail if challenged by the IRS on any credits taken. The current Section 29 tax credit program expires in 2007.

     Nuclear Matters

     Spent Fuel Storage

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

     On June 29, 2001, the U.S. Court of Appeals denied Orange County's motion for a stay and rejected the request for an expedited schedule for the appeal. The parties filed briefs, and the court heard oral arguments on September 5, 2002. The court issued its ruling on September 19, 2002, denying Orange County's petitions for review of NRC orders, finding no error in the NRC's determinations.

     Pressurized Water Reactors

     On March 18, 2002 the Nuclear Regulatory Commission (NRC) sent a bulletin to companies that hold licenses for pressurized water reactors (PWRs) requiring information on the structural integrity of the reactor vessel head and a basis for concluding that the vessel head will continue to perform its function as a coolant pressure boundary. The Company filed responses as required. Inspections of the vessel heads at the Company's PWR plants have been performed during previous outages. In October 2001 at the Crystal River plant (CR3), one nozzle was found to have a crack and was repaired; however, no degradation of the reactor vessel head was identified. Current plans are to replace the vessel head at CR3 during its next regularly scheduled refueling outage in 2003. At the Robinson plant, an inspection was completed in April 2001 and no penetration nozzle cracking was identified and there was no degradation of the reactor vessel head. At the Harris plant, sufficient inspections were completed during the last refueling outage in the fourth quarter of 2001 to conclude there is no degradation of the reactor vessel head. The Company's Brunswick plant has a different design and is not affected by the issue.

     On August 9, 2002, the NRC issued an additional Bulletin dealing with head leakage due to cracks near the control rod nozzles. The NRC has asked licensees to commit to high inspection standards to ensure the more susceptible plants have no cracks. The Robinson plant is in this category and had a refueling outage in October 2002. The Company completed a series of examinations in October 2002 of the entire reactor pressure vessel head and found no indications of control rod drive mechanism cracking and no corrosion of the head itself. During the outage, a boric acid leakage walkdown of the reactor coolant pressure boundary was completed and no corrosion was found. For CR3, the Company has responded to the NRC that previous inspections are sufficient until the reactor head is replaced in the fall of 2003. For the Harris plant, the Company does not plan further inspections until its next regularly scheduled outage in Spring 2003.

     Security

     On February 25, 2002, the NRC issued orders formalizing many of the security enhancements made at the Company's nuclear plants since September 2001. These orders include additional restrictions on access, increased security presence and closer coordination with the Company's partners in intelligence, military, law enforcement and emergency response at the federal, state and local levels. These interim security measures were required to be completed at each nuclear site by August 31, 2002. The Company completed the requirements by the deadline and expects the NRC to perform an inspection for compliance in the near future.

     As the NRC, other governmental entities, and the industry continue to consider security issues, it is possible that more extensive security plans could be required.

     Standard Market Design

     On July 31, 2002, the Federal Energy Regulatory Commission (FERC) issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). The proposed rules set forth in the SMD NOPR would require, among other things, that 1) all transmission owning utilities transfer control of their transmission facilities to an independent third party; 2) transmission service to bundled retail customers be provided under the FERC-regulated transmission tariff, rather than state-mandated terms and conditions; 3) new terms and conditions for transmission service be adopted nationwide, including new provisions for pricing transmission in the event of transmission congestion; 4) new energy markets be established for the buying and selling of electric energy; and
     5) load serving entities be required to meet minimum criteria for generating reserves. If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. Progress Energy is reviewing the SMD
     NOPR and expects to file comments thereto, portions of which are due on November 15, 2002 and January 10, 2003. FERC also has indicated that it expects to issue final rules during the third quarter of 2003. The Company cannot predict the outcome of this rulemaking or the possible outcome of any further proceedings, including appeals, related to this matter.

     Regional Transmission Organizations

     On June 18, 2002, the GridSouth RTO sponsors (CP&L, Duke Energy and South Carolina Electric and Gas) announced that they will delay filing applications with their state commissions and will suspend the GridSouth implementation project. Postponing the filings will allow GridSouth time to review the effects of state and federal regulatory initiatives that are ongoing and continuing through the end of 2002. GridSouth will determine the appropriate time to file new applications with the state commissions based on the results of these regulatory developments.

     The GridFlorida applicants filed a revised RTO proposal with the FPSC on March 20, 2002 incorporating certain changes required by the FPSC's December 2001 order. The FPSC then conducted a series of workshops and meetings to allow parties an opportunity to comment on the applicants' March 20 compliance filing. As a result of these comments, the GridFlorida applicants filed modifications to certain aspects of the compliance filing on June 21, 2002. On September 3, 2002, the FPSC issued an order addressing the compliance of the applicants' modified filing with the FPSC's December 2001 order through final agency action, requiring additional revisions to the applicants' modified filing through proposed agency action, and scheduling an expedited hearing for late October 2002 to consider the applicants' revised market design proposal and other proposed agency action revisions protested by the parties. On October 3, 2002, the Office of Public Counsel filed a Notice of Appeal to the Florida Supreme Court regarding the FPSC's September 3rd order. At a public meeting on October 15, 2002, the FPSC voted to hold further proceedings in the GridFlorida docket in abeyance pending the outcome of the Office of Public Counsel's appeal.

     The actual structure of GridSouth, GridFlorida or any alternative combined transmission structure, as well as the date it may become operational, depends upon the resolution of all regulatory approvals and technical issues. Given the regulatory uncertainty of the ultimate timing, structure and operations of GridSouth, GridFlorida or an alternate combined transmission structure, the Company cannot predict whether their creation will have any material adverse effect on its future consolidated results of operations, cash flows or financial condition.

     Franchise Litigation

     Six cities, with a total of approximately 49,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek 1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, 2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and 3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities, franchise fees during the pending litigation, and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. Three circuit courts have entered orders requiring arbitration to establish the purchase price of Florida Power's electric distribution facilities within three cities. Two appellate courts have upheld those circuit court decisions and authorized cities to determine the value of Florida Power's facilities within the cities through arbitration. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system. An arbitration in one of the cases was held in August 2002 and an award was issued in October 2002 setting the value of Florida Power's distribution system within one city at approximately $22 million. At this time, whether and when there will be further proceedings following this award cannot be determined. Additional arbitrations have been scheduled to occur in the fourth quarter of 2002 and second quarter of 2003. Progress Energy cannot predict the outcome of these matters.

     Union Contract

     Approximately 2,100 employees at Florida Power are represented by the International Brotherhood of Electrical Workers (IBEW). The current union contract was ratified in December 1999 and expires on December 1, 2002. Florida Power is currently in negotiations with the IBEW, but the Company cannot predict the outcome or impact of this matter.

     Carolina Power & Light Company

     The information required by this item is incorporated herein by reference to the following portions of Progress Energy's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to CP&L: RESULTS OF OPERATIONS; LIQUIDITY AND CAPITAL RESOURCES and OTHER MATTERS.

     RESULTS OF OPERATIONS

     The results of operations for the CP&L Electric segment are identical between CP&L and Progress Energy. For the three and nine months ended September 30, 2002, the operations for CP&L's non-utility subsidiaries primarily relate to asset impairments and one-time charges recorded in the third quarter of 2002 related to its Caronet, Inc. subsidiary and its investment in Interpath (See Note 3 to the CP&L Consolidated Interim Financial Statements). The results of operations for CP&L's non-utility subsidiaries for the three and nine months ended September 30, 2001 are not material to CP&L's consolidated financial statements.

     LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 2002, $405.2 million was spent on CP&L's construction program and $10.8 million was spent on diversified business property additions.

     As of September 30, 2002, CP&L's liquidity, contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2001 Annual Report on Form 10-K.

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

     In March  2002,  a  Progress  Ventures,  Inc.  subsidiary,  Progress  Genco
     Ventures, LLC, obtained a $440 million bank facility that was to be used exclusively for expansion of its non-regulated generation portfolio. In
     March, June and September 2002, Progress Genco Ventures, LLC made draws under this facility of $120 million, $67 million and $25 million, respectively. In September 2002, Progress Genco Ventures, LLC terminated $130 million of the bank facility, reducing it from $440 million to $310 million.

     Progress Genco Ventures, LLC is required to hedge 75 percent of the amounts outstanding under its bank facility through September 2005 and 50% thereafter pursuant to the terms of the agreement for expansion of its non-regulated generation portfolio. In May 2002, Progress Genco Ventures, LLC entered into hedges that included a series of zero cost collars that have been designated as cash flow hedges for accounting purposes. The fair value of these instruments was a $10.9 million liability position at September 30, 2002.

     During March, April and May 2002, Progress Energy converted $1.0 billion of fixed rate debt into variable rate debt by executing interest rate derivative agreements with a total notional amount of $1.0 billion with a group of five banks. Under the terms of the agreements, which were scheduled to mature in 2006 and 2007 and coincide with the maturity dates of the related debt issuances, Progress Energy received a fixed rate and paid a floating rate based on three-month LIBOR. These instruments were designated as fair value hedges for accounting purposes. In June 2002, Progress Energy terminated these agreements. As a result of the agreements, at June 30, 2002, Progress Energy had a $21.2 million deferred hedging gain reflected in long-term debt, which will be amortized and recorded as a reduction to interest expense over the life of the related debt issuances.

     On April 17, 2002, Progress Energy issued $350 million of senior unsecured notes due 2007 with a coupon of 6.05% and $450 million of senior unsecured notes due 2012 with a coupon of 6.85%. Proceeds from this issuance were used to pay down commercial paper.

     In April, May and June 2002, CP&L entered into a series of treasury rate locks to hedge its exposure to interest rates with regard to a future issuance of fixed-rate debt. These agreements had a computational period of ten years. These instruments were designated as cash flow hedges for accounting purposes. The agreements, with a total notional amount of $350 million, were terminated simultaneously with the pricing of the $500 million CP&L senior unsecured notes in July 2002 described below. CP&L realized a $22.5 million hedging loss, which will be amortized and recorded as an increase to interest expense over the life of the notes.

     On June 27, 2002, CP&L announced the redemption of $500 million of CP&L Extendible Notes due October 28, 2009, at 100% of the principal amount of such notes. These notes were redeemed on July 29, 2002 and CP&L funded the redemptions through the issuance of commercial paper. On July 30, 2002, CP&L issued $500 million of senior unsecured notes due 2012 with a coupon of 6.5%. Proceeds from this issuance were used to pay down commercial paper.

     On August 5, 2002, CP&L announced the redemption of $150 million of First Mortgage bonds, 8.20% Series, due July 1, 2022 at 103.55% of the principal amount of such bonds. CP&L redeemed these notes on September 4, 2002 through the issuance of commercial paper.

     In August 2002, Progress Energy converted $800 million of fixed rate debt into variable rate debt by executing interest rate derivative agreements with four counterparties with a total notional amount of $800 million. Under the terms of the agreements, which were scheduled to expire in 2006 and coincide with the maturity date of the related debt issuance, Progress Energy received a fixed rate of 3.38% and paid a floating rate based on three-month LIBOR. These instruments were designated as fair value hedges for accounting purposes. The fair value of these instruments was a $14.2 million asset position at September 30, 2002. In November 2002, Progress Energy terminated these agreements. The terminations resulted in a $14.0 million deferred hedging gain reflected in long-term debt, which will be amortized and recorded as a reduction to interest expense over the life of the related debt issuance.

     Progress Ventures periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. During 2002, Progress Ventures has executed cash flow hedges on approximately 17.3 Bcf of natural gas sales for the fourth quarter of 2002 and entire year 2003. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.

     As a result of these issuances and redemptions, the exposure to changes in interest rates from the Company's fixed rate and variable rate long-term debt at September 30, 2002, has changed from December 31, 2001. The total fixed rate long-term debt at September 30, 2002, was $8.9 billion, with an average interest rate of 6.85% and fair market value of $9.9 billion. The total variable rate long-term debt at September 30, 2002, was $1.1 billion, with an average interest rate of 1.78% and fair market value of $1.1 billion.

     The exposure to changes in interest rates from FPC mandatorily redeemable securities of trust at September 30, 2002, was not materially different than at December 31, 2001.

     Effective with the quarter ended September 30, 2002, the Company will no longer reclassify commercial paper as long-term debt. At December 31, 2001, the Company had reclassified $865 million of commercial paper to long-term debt. At September 30, 2002, the exposure to changes in interest rates from the Company's commercial paper facilities was not materially different than at December 31, 2001.

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

     On June 27, 2002, CP&L announced the redemption of $500 million of CP&L Extendible Notes due October 28, 2009, at 100% of the principal amount of such notes. These notes were redeemed on July 29, 2002 and CP&L funded the redemptions through the issuance of commercial paper. On July 30, 2002, CP&L issued $500 million of senior unsecured notes due 2012 with a coupon of 6.5%. Proceeds from this issuance were used to pay down commercial paper.

     In April, May and June 2002, CP&L entered into a series of treasury rate locks to hedge its exposure to interest rates with regard to a future issuance of fixed-rate debt. These agreements had a computational period of ten years. These instruments were designated as cash flow hedges for accounting purposes. The agreements, with a total notional amount of $350 million, were terminated simultaneously with the pricing of the $500 million CP&L senior unsecured notes in July 2002. CP&L realized a $22.5 million hedging loss, which will be amortized and recorded as an increase to interest expense over the life of the notes.

     On August 5, 2002, CP&L announced the redemption of $150 million of First Mortgage bonds, 8.20% Series, due July 1, 2022 at 103.55% of the principal amount of such bonds. CP&L redeemed these notes on September 4, 2002 through the issuance of commercial paper.

     The exposure to changes in interest rates from CP&L's fixed rate long-term debt and variable rate long-term debt at September 30, 2002, was not materially different than at December 31, 2001.

     Effective with the quarter ended September 30, 2002, CP&L will no longer reclassify commercial paper as long-term debt. At December 31, 2001, CP&L had reclassified $261 million of commercial paper to long-term debt. At September 30, 2002, the exposure to changes in interest rates from CP&L's commercial paper facilities was not materially different than at December 31, 2001.

     Item 4.  Controls and Procedures
     -------  -----------------------

     Progress Energy, Inc.

     Within the 90 days prior to the filing date of this report, Progress Energy carried out an evaluation, under the supervision and with the participation of its management, including Progress Energy's chief executive officer and chief financial officer, of the effectiveness of the design and operation of Progress Energy's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Progress Energy's chief executive officer and chief financial officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to Progress Energy (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

     Since the date of the evaluation, there have been no significant changes in Progress Energy's internal controls or in other factors that could significantly affect these controls.

     Carolina Power & Light Company

     Within the 90 days prior to the filing date of this report, CP&L carried out an evaluation, under the supervision and with the participation of its management, including CP&L's chief executive officer and chief financial officer, of the effectiveness of the design and operation of CP&L's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, CP&L's chief executive officer and chief financial officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to CP&L (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

     Since the date of the evaluation, there have been no significant changes in CP&L's internal controls or in other factors that could significantly affect these controls.


                           PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings
     -------  -----------------

     Legal aspects of certain matters are set forth in Part I, Item 1. See Note 12 to the Progress Energy, Inc. Consolidated Interim Financial Statements and Note 8 to the CP&L Consolidated Interim Financial Statements.

     Strategic Resource Solutions Corp. (SRS) was charged in a criminal complaint filed on October 9, 2002 by the San Francisco District Attorney's office. Working with the San Francisco District Attorney's office, SRS has pled guilty to two charges, taking responsibility for the misconduct of one of its former employees. This proceeding occurred on October 15, 2002.

     SRS has agreed to pay a fine of $500,000. Although SRS did not receive any funds, because of the involvement of a former employee, SRS has accepted corporate criminal responsibility and agreed to pay an additional $500,000 as restitution. SRS will also be placed on probation and continue cooperating with the District Attorney's investigation and prosecution of other defendants.

     Item 2.  Changes in Securities and Use of Proceeds
     -------  -----------------------------------------

     RESTRICTED STOCK AWARDS:

     (a) Securities Delivered. On September 9, 2002 and October 1, 2002, 3,600 and 180,000 restricted shares, respectively, of the Company's Common Shares were granted to certain key employees pursuant to the terms of the Company's 2002 Equity Incentive Plan (Plan), which was approved by the
     Company's shareholders on May 8, 2002. Section 9 of the Plan provides for the granting of Restricted Stock by the Organization and Compensation Committee of the Company's Board of Directors, (the Committee) to key employees of the Company, including its Affiliates or any successor, and to outside directors of the Company. The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the accounts of the recipients and do not represent newly issued shares of the Company.

     (b) Underwriters and Other Purchasers. No underwriters were used in connection with the delivery of Common Shares described above. The Common Shares were delivered to certain key employees of the Company. The Plan defines "key employee" as an officer or other employee of the Company who is selected for participation in the Plan.

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

     Item 6.  Exhibits and Reports on Form 8-K
     -------  --------------------------------

     (a) Exhibits

              Exhibit                                Description                              Progress         CP&L
              Number                                 -----------                            Energy, Inc.       ----
              ------                                                                        ------------
              10(i)          Amendment  and  Restatement  dated July 26, 2002 to Progress        X
                             Energy Inc.'s $450,000,000 3-Year Revolving Credit
                             Agreement dated November 13, 2001, as amended
                             February 13, 2002.
              10(ii)         Assumption Agreement from Barclays Bank PLC dated
                             December X 17, 2001 for an additional commitment of
                             $50 million, increasing the amount of the Progress
                             Energy, Inc. 364-Day Revolving Credit Agreement,
                             dated November 13, 2001, to $550 million.
              10(iii)        Carolina   Power  &  Light  Company   $272,500,000   364-Day                       X
                             Revolving Credit Agreement dated as of July 31, 2002.
              10(iv)         Carolina   Power  &  Light   Company   $272,500,000   3-Year                       X
                             Revolving Credit Agreement dated as of July 31, 2002.
              10(v)          Assumption  Agreement from the Bank of New York dated August                       X
                             5, 2002 for a total  commitment  of $25 million,  increasing the amount of the CP&L 364-Day and 3-Year  Revolving  Credit
                             Agreements dated as of July 31, 2002, to $285,000,000 each.


              10(vi)         Progress  Energy,  Inc. 2002 Equity  Incentive Plan (Amended        X              X
                             and Restated Effective July 10, 2002)
              10(vii)        2002  Performance  Share Sub-Plan  (effective July 9, 2002),        X              X
                             Exhibit  A  to  the  Progress   Energy,   Inc.  2002  Equity
                             Incentive Plan

     (b) Reports on Form 8-K filed during or with respect to the quarter:

              Progress Energy, Inc.

                                  Financial
                    Item          Statements
                  Reported         Included             Date of Event                Date Filed

                     5                No                August 9, 2002             August 9, 2002
                     9                No                August 13, 2002            August 13, 2002
                     9                No                August 29, 2002            August 29, 2002
                     5                Yes               October 16, 2002           November 6, 2002
                     5                No                November 7, 2002           November 7, 2002
                     5                No                November 6, 2002           November 13, 2002


                Carolina Power & Light Company

                                  Financial
                    Item          Statements
                  Reported         Included             Date of Event                Date Filed

                     9                No                August 13, 2002            August 13, 2002

                                   SIGNATURES


     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PROGRESS ENERGY, INC.
                                                 CAROLINA POWER & LIGHT COMPANY
     Date: November 14, 2002                     (Registrants)

                                                 By: /s/ Peter M. Scott III
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                                 By: /s/ Robert H. Bazemore, Jr.
                                                 Vice President and Controller
                                                 Chief Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William Cavanaugh III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Progress Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                     /s/ William Cavanaugh III
                                            -------------------------
                                            William Cavanaugh III
                                            Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I,   Peter M. Scott III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Progress Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                     /s/ Peter M. Scott III
                                            ----------------------
                                            Peter M. Scott III
                                            Executive Vice President and
                                            Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I,   William Cavanaugh III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carolina Power & Light Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                     /s/ William Cavanaugh III
                                            -------------------------
                                            William Cavanaugh III
                                            Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I,   Peter M. Scott III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carolina Power & Light Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                     /s/ Peter M. Scott III
                                            ----------------------
                                            Peter M. Scott III
                                            Executive Vice President and
                                            Chief Financial Officer