Form 10-K
period 2002-12-31
CAROLINA POWER & LIGHT CO; PROGRESS ENERGY INC
filed 2003-03-21
CIK 17797, 1094093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
      [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       OR

      [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------    ------

                              Exact name of registrants as specified in their
    Commission             charters, state of incorporation, address of principal         I.R.S. Employer
    File Number                   executive offices, and telephone number              Identification Number

          1-15929                          Progress Energy, Inc.                            56-2155481
                                        410 South Wilmington Street
                                     Raleigh, North Carolina 27601-1748
                                         Telephone: (919) 546-6111
                                   State of Incorporation: North Carolina

           1-3382                      Carolina Power & Light Company                       56-0165465
                                   d/b/a Progress Energy Carolinas, Inc.
                                        410 South Wilmington Street
                                     Raleigh, North Carolina 27601-1748
                                         Telephone: (919) 546-6111
                                   State of Incorporation: North Carolina

                            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
           Title of each class                     Name of each exchange on which registered
           Progress Energy, Inc.:
            Common Stock (Without Par Value)       New York Stock Exchange


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

Indicate by check mark whether Progress Energy, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes     X     .  No           .
    ----------      ----------

Indicate by check mark whether Carolina Power & Light Company is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes             .  No     X     .
    ------------      ----------

As of June 30, 2002, the aggregate market value of the voting and non-voting common equity of Progress Energy, Inc. held by non-affiliates was $11,466,869,123. As of June 30, 2002, the aggregate market value of the common equity of Carolina Power & Light Company held by non-affiliates was $0. All of the common stock of Carolina Power & Light Company is owned by Progress Energy, Inc.

As of February 28, 2003, each registrant had the following shares of common stock outstanding:

        Registrant                         Description                 Shares
        ----------                         -----------                 ------
Progress Energy, Inc.            Common Stock (Without Par Value)   239,172,863
Carolina Power & Light Company   Common Stock (Without Par Value)   159,608,055


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Progress Energy and CP&L definitive proxy statements dated March 31, 2003 are incorporated into PART III, ITEMS 10, 11, 12 and 13 hereof.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. CONTROLS AND PROCEDURES

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

PROGRESS ENERGY, INC. RISK FACTORS

CAROLINA POWER & LIGHT COMPANY RISK FACTORS

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-K are defined below:

            TERM                                 DEFINITION

AFUDC                      Allowance for funds used during construction
the Agreement              Stipulation and Settlement Agreement
APEC                       Albemarle Pamlico Economic Development Corporation
Bain Capital               Bain Capital, Inc. and affiliates
Bcf                        Billion cubic feet
BellSouth Carolinas PCS    BellSouth Carolinas, PCS L.P.
Btu                        British thermal units
Caronet                    Caronet, Inc.
CERCLA or Superfund        Comprehensive Environmental Response, Compensation
                           and Liability Act of 1980, as amended
Code                       Internal Revenue Service Code
Colona                     Colona Synfuel Limited Partnership, L.L.L.P.
the Company                Progress Energy, Inc. and subsidiaries
CP&L                       Carolina Power & Light Company
CP&L Energy                CP&L Energy, Inc., now known as Progress Energy, Inc.
CR3                        Crystal River Unit No. 3
CVO                        Contingent value obligation
DOE                        United States Department of Energy
dt                         Dekatherm
DWM                        North Carolina Department of Environment and Natural
                           Resources, Division of Waste Management
EBITDA                     Earning before interest, taxes, and depreciation and
                           amortization
ENCNG                      Eastern North Carolina Natural Gas Company, formerly
                           referred to as EasternNC
EITF                       Emerging Issues Task Force
EITF Issue 02-03           EITF Issue 02-03, "Accounting for Contracts Involved
                           in Energy Trading and Risk Management Activities"
EPA                        United States Environmental Protection Agency
EPA of 1992                Energy Policy Act of 1992
ESOP                       Employee Stock Ownership Plan
FASB                       Financial Accounting Standards Board
FERC                       Federal Energy Regulatory Commission
FDEP                       Florida Department of Environment and Protection
Financial Statements       Progress Energy Financial Statements, for the year
                           ended December 31, 2002 contained under ITEM 8 herein
FIN No. 45                 FASB Interpretation No. 45, "Guarantor's Accounting
                           and Disclosure Requirements for Guarantees, Including
                           Indirect Guarantees of Indebtedness of Others - an
                           Interpretation of FASB Statements No. 5, 57 and 107
                           and Rescission of FASB Interpretation No. 34"
FIN No. 46                 FASB Interpretation No. 46, "Consolidation of
                           Variable Interest Entities - an Interpretation of
                           ARB No. 51"
Florida Power              Florida Power Corporation
Florida Progress or FPC    Florida Progress Corporation
FPSC                       Florida Public Service Commission
Funding Corp.              Florida Progress Funding Corporation
Georgia Power              Georgia Power Company
Harris Plant               Shearon Harris Nuclear Plant
Interpath                  Interpath Communications, Inc.
IBEW                       International Brotherhood of Electrical Workers
IRS                        Internal Revenue Service
ISO                        Independent System Operator
KWh                        Kilowatt-hour
kV                         Kilovolt
kVA                        Kilovolt-ampere
LIBOR                      London Inter Bank Offering Rate
LSEs                       Load-serving entities
MDC                        Maximum Dependable Capability

MGP                        Manufactured Gas Plant
Monroe Power               Monroe Power Company
MW                         Megawatt
MWh                        Megawatt-hour
NCNG                       North Carolina Natural Gas Corporation
NCUC                       North Carolina Utilities Commission
NEIL                       Nuclear Electric Insurance Limited
NOx                        SIP Call EPA rule which requires 22 states
                           including North and South Carolina to further
                           reduce nitrogen oxide emissions.
NRC                        United States Nuclear Regulatory Commission
NSP                        Northern States Power
Nuclear Waste Act          Nuclear Waste Policy Act of 1982
OPEB                       Postretirement benefits other than pensions
the Plan                   Revenue Sharing Incentive Plan
PLR                        Private Letter Ruling
Pollution control bonds    Pollution control revenue refunding bonds
Power Agency               North Carolina Eastern Municipal Power Agency
PCH                        Progress Capital Holdings, Inc.
Progress Energy            Progress Energy, Inc.
Progress Fuels             Progress Fuels Corporation, formerly Electric Fuels
                           Corporation
Progress Rail              Progress Rail Services Corporation
Progress Telecom           Progress Telecommunications Corporation
Progress                   Ventures Business segment of Progress Energy
                           primarily made up of merchant energy generation,
                           coal and synthetic fuel operations and energy
                           marketing and trading, formerly referred to as
                           Energy Ventures
Preferred Securities       FPC-obligated mandatorily redeemable preferred
                           securities of FPC Capital I
PRP                        Potentially responsible party, as defined in CERCLA
PSSP                       Performance Share Sub-Plan
PUHCA                      Public Utility Holding Company Act of 1935, as
                           amended
PURPA                      Public Utilities Regulatory Policies Act of 1978
PVI                        Legal entity of Progress Ventures, Inc. (formerly
                           referred to as CPL Energy Ventures, Inc.)
PWR                        Pressurized water reactor
QF                         Qualifying facilities
RSA                        Restricted Stock Awards program
RTO                        Regional Transmission Organization
SCPSC                      Public Service Commission of South Carolina
SEC                        United States Securities and Exchange Commission
Section 29                 Section 29 of the Internal Revenue Service Code
SFAS No. 4                 Statement of Financial Accounting Standards No. 4,
                           "Reporting Gains and Losses from Extinguishment of
                           Debt (an amendment of Accounting Principles Board
                           (APB) Opinion No. 30)"
SFAS No. 5                 Statement of Financial Accounting Standards No. 5,
                           "Accounting for Contingencies"
SFAS No. 71                Statement of Financial Accounting Standards No. 71,
                           "Accounting for the Effects of Certain Types of
                           Regulation"
SFAS No. 87                Statement of Financial Accounting Standards No. 87,
                           "Employers' Accounting for Pensions"
SFAS No. 106               Statement of Financial Accounting Standards No. 106,
                           "Employers' Accounting for Postretirement Benefits
                           Other Than Pensions"
SFAS No. 121               Statement of Financial Accounting Standards No. 121,
                           "Accounting for the Impairment of Long-Lived Assets
                           and for Long-Lived Assets to Be Disposed Of"
SFAS No. 123               Statement of Financial Accounting Standards No. 123,
                           "Accounting for Stock-Based Compensation"
SFAS No. 133               Statement of Financial Accounting Standards No. 133,
                           "Accounting for Derivative and Hedging Activities"
SFAS No. 138               Statement of Financial Accounting Standards No. 138,
                           "Accounting for Certain Derivative Instruments and
                           Certain Hedging Activities - an Amendment of FASB
                           Statement No. 133"
SFAS No. 142               Statement of Financial Accounting Standards No. 142,
                           "Goodwill and Other Intangible Assets"
SFAS No. 143               Statement of Financial Accounting Standards No. 143,
                           "Accounting for Asset Retirement Obligations"

SFAS No. 144               Statement of Financial Accounting Standards No. 144,
                           "Accounting for the Impairment or Disposal of Long-
                           Lived Assets"
SFAS No. 145               Statement of Financial Accounting Standards No. 145,
                           "Rescission of FASB Statements No. 4, 44, and 64,
                           Amendment of FASB Statement No. 13 and Technical
                           Corrections"
SFAS No. 148               Statement of Financial Accounting Standards No. 148,
                           "Accounting for Stock-Based Compensation - Transition
                           and Disclosure - An Amendment of FASB Statement
                           No. 123"
SMD NOPR                   Notice of Proposed Rulemaking in Docket No. RM01-12-
                           000, Remedying Undue Discrimination through Open
                           Access Transmission and Standard Market Design
SO2                        Sulfur dioxide
SRS                        Strategic Resource Solutions Corp.
Transco                    Transcontinental Gas Pipeline Corporation
the Trust                  FPC Capital I

                   SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The matters discussed throughout this Form 10-K that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

In addition, examples of forward-looking statements discussed in this Form 10-K, include a) PART II, ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the following headings: 1) "Liquidity and Capital Resources" about operating cash flows, estimated capital requirements through the year 2005 and future financing plans, 2) "Future Outlook" about Progress Energy's future earnings potential, and 3) "Other Matters" about the effects of new environmental regulations, nuclear decommissioning costs and the effect of electric utility industry restructuring, and b) statements made in the "Risk Factors" sections.

Any forward-looking statement speaks only as of the date on which such statement is made, and neither Progress Energy nor CP&L undertakes any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; the impact of recent events in the energy markets that have increased the level of public and regulatory scrutiny in the energy industry and in the capital markets; deregulation or restructuring in the electric industry that may result in increased competition and unrecovered (stranded) costs; the uncertainty regarding the timing, creation and structure of regional transmission organizations; weather conditions that directly influence the demand for electricity and natural gas; recurring seasonal fluctuations in demand for electricity and natural gas; fluctuations in the price of energy commodities and purchased power; economic fluctuations and the corresponding impact on the Company's commercial and industrial customers; the ability of the Company's subsidiaries to pay upstream dividends or distributions to it; the impact on the facilities and the businesses of the Company from a terrorist attack; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the ability to successfully access capital markets on favorable terms; the impact that increases in leverage may have on the Company; the ability of the Company to maintain its current credit ratings; the impact of derivative contracts used in the normal course of business by the Company; the Company's continued ability to use Section 29 tax credits related to its coal and synthetic fuels businesses; the continued depressed state of the telecommunications industry and the Company's ability to realize future returns from Progress Telecommunications Corporation and Caronet, Inc.; the Company's ability to successfully integrate newly acquired assets, properties or businesses into its operations as quickly or as profitably as expected; the Company's ability to successfully complete the sale of North Carolina Natural Gas and apply the proceeds therefrom to reduce outstanding indebtedness; the Company's ability to manage the risks involved with the construction and operation of its nonregulated plants, including construction delays, dependence on third parties and related counter-party risks, and a lack of operating history; the Company's ability to manage the risks associated with its energy marketing and trading operations; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact the Company's subsidiaries.

These and other risk factors are detailed from time to time in the Company's SEC reports. Many, but not all of the factors that may impact actual results are discussed in the "Risk Factors" sections of this report. You should carefully read the "Risk Factors" sections of this report. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Progress Energy and CP&L. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Progress Energy and CP&L.

PART I

ITEM 1.  BUSINESS

GENERAL

COMPANY

Progress Energy, Inc. (Progress Energy or the Company, which term includes consolidated subsidiaries unless otherwise indicated), is a registered holding company under the Public Utility Holding Company Act (PUHCA) of 1935. Both the Company and its subsidiaries are subject to the regulatory provisions of PUHCA. Progress Energy was incorporated on August 19, 1999. The Company was initially formed as CP&L Energy, Inc. (CP&L Energy), which became the holding company for Carolina Power & Light Company (CP&L) on June 19, 2000. All shares of common stock of CP&L were exchanged for an equal number of shares of CP&L Energy common stock.

On July 1, 2000, CP&L distributed its ownership interest in the stock of North Carolina Natural Gas Corporation (NCNG), Strategic Resource Solutions Corp.
(SRS), Monroe Power Company (Monroe Power) and Progress Ventures, Inc. (PVI) to CP&L Energy. As a result, those companies became direct subsidiaries of CP&L Energy and are not included in CP&L's results of operations or financial position since that date.

Subsequent to the acquisition of Florida Progress Corporation (FPC or Florida Progress) (see "Significant Transactions" below), the Company changed its name from CP&L Energy to Progress Energy, Inc. on December 4, 2000.

Through its wholly owned regulated subsidiaries, CP&L, Florida Power Corporation (Florida Power) and NCNG, Progress Energy is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida; and the transportation, distribution and sale of natural gas in portions of North Carolina. Through the Progress Ventures business segment, Progress Energy is involved in nonregulated generation operations; natural gas exploration and production; coal fuel extraction, manufacturing and delivery; and energy marketing and trading activities. Through the Rail Services business segment, Progress Energy engages in various rail and railcar related services. Through other business units, Progress Energy engages in other nonregulated business areas including telecommunications and holding company operations.

Effective January 1, 2003, CP&L, Florida Power and PVI began doing business under the names Progress Energy Carolinas, Inc., Progress Energy Florida, Inc. and Progress Energy Ventures, Inc., respectively. The legal names of these entities have not changed and there is no restructuring of any kind related to the name change. The current corporate and business unit structure remains unchanged.

Progress  Energy is an integrated  energy  company  located  principally  in the southeast region of the United States. The Company has more than 21,900 megawatts (MW) of electric generation capacity and serves approximately 3.0 million electric and natural gas customers in portions of North Carolina, South Carolina and Florida. CP&L's and Florida Power's utility operations are complementary: CP&L has a summer peaking demand, while Florida Power has a winter peaking demand. In addition, CP&L's greater proportion of commercial and industrial customers combined with Florida Power's greater proportion of residential customers creates a more balanced customer base. The Company is dedicated to expanding the region's electric generation capacity and delivering reliable, competitively priced energy.

Progress Energy revenues for the year ended December 31, 2002 were $7.9 billion, and assets at year-end were $21.4 billion. Its principal executive offices are located at 410 South Wilmington Street, Raleigh, North Carolina 27601, telephone number (919) 546-6111. The Progress Energy home page on the Internet is located at http://www.progress-energy.com, the contents of which are not and shall not be deemed a part of this document or any other U.S. Securities and Exchange Commission (SEC) filing. The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

The operations of Progress Energy and its subsidiaries are divided into five major segments: two electric utilities (CP&L and Florida Power), Progress Ventures, Rail Services and Other. Progress Energy's legal structure is not currently aligned with the functional management and financial reporting of its segments. Whether, and when, the legal and functional structures will converge depends upon legislative and regulatory action, which cannot currently be anticipated. The Other segment primarily includes telecommunication services, miscellaneous nonregulated activities, holding company operations and elimination entries. For information regarding the revenues, income and assets attributable to the Company's business segments, see PART II, ITEM 8, Note 4 to the Progress Energy consolidated financial statements.

SIGNIFICANT TRANSACTIONS

Generation Acquisition

On February 15, 2002, PVI completed the acquisition of two electric generating projects totaling nearly 1,100 MW in capacity in Georgia and related tolling and power sale agreements from LG&E Energy Corp. for a total cash purchase price of approximately $350 million including direct transaction costs. The two projects consist of 1) the Walton project in Monroe, Georgia, a 460 MW natural gas-fired plant placed in service in June 2001 and 2) the Washington project in Washington County, Georgia, a planned 600 MW natural gas-fired plant expected to be operational by June 2003. The transaction included a power purchase agreement with LG&E Marketing, Inc. for both projects through December 31, 2004. In addition, there is a project management and completion agreement whereby LG&E Energy Corp. has agreed to manage the completion of the Washington site construction for PVI in exchange for cash consideration of $181 million. The estimated costs to complete the Washington project as of December 31, 2002 are approximately $57.8 million. See PART II, ITEM 8, Note 2A to the Progress Energy consolidated financial statements for additional discussion of this transaction.

Westchester Gas Company Acquisition

On April 26, 2002, Progress Fuels Corporation (Progress Fuels), a wholly owned subsidiary of Progress Energy, completed the acquisition of Westchester Gas Company, which included approximately 215 natural gas-producing wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems. The aggregate purchase price of approximately $153 million consisted of cash consideration of approximately $22 million and the issuance of 2.5 million shares of Progress Energy common stock valued at approximately $129 million. The purchase price included approximately $2 million of direct transaction costs. The properties are located within a 25-mile radius of Jonesville, Texas, on the Texas-Louisiana border. This transaction added approximately 140 billion cubic feet of gas reserves to the growing energy portfolio of Progress Fuels). See PART II, ITEM 8, Note 2B to the Progress Energy consolidated financial statements for additional discussion of this transaction.

Acquisition of Natural Gas Wells

During the first quarter of 2003, Progress Fuels entered into three independent transactions to acquire approximately 162 natural gas-producing wells with proven reserves of approximately 195 billion cubic feet (Bcf) from Republic Energy, Inc. and two other privately-owned companies, all headquartered in Texas. The total gross purchase price for the transactions was approximately $133 million.

Wholesale Energy Contract Acquisition

On March 20, 2003, PVI entered into a definitive agreement with Williams Energy Marketing and Trading, a subsidiary of Williams, to acquire a long-term full-requirements power supply agreement with Jackson Electric Membership Corp., located in Jefferson, Georgia. The agreement calls for a $188 million payment to Williams in exchange for assignment of the Jackson supply agreement. The power supply agreement runs through 2015 and includes the use of 640 MW of Georgia system generation comprised of nuclear, coal, gas and pumped-storage hydro resources. Progress Energy expects to supplement the acquired resources with its own intermediate and peaking assets in Georgia to serve Jackson's forecasted 1,100 MW peak demand in 2005 growing to a 1,700 MW demand by 2015. The sale is expected to close in the second quarter of 2003, subject to customary closing conditions.

NCNG Divestiture

On October 16, 2002, the Company approved the sale of NCNG to Piedmont Natural Gas Company, Inc. As a result of this action, the operating results of NCNG were reclassified to discontinued operations for all reportable periods. Progress Energy expects to sell NCNG in the summer of 2003, for net proceeds of approximately $400 million. The asset group, including goodwill, has been recorded at fair value less cost to sell, resulting in an estimated loss on disposal of approximately $29.4 million, which has been recorded until the disposition is complete and the actual loss can be determined. See PART II, ITEM 8, Note 3A to the Progress Energy consolidated financial statements.

Railcar Ltd. Divestiture

In December 2002, the Progress Energy Board of Directors adopted a resolution to sell the assets of Railcar Ltd., a leasing subsidiary included in the Rail
Services segment. An estimated impairment on assets held for sale of $58.8 million has been recognized for the write-down of the assets to be sold to fair value less the costs to sell. See PART II, ITEM 8, Note 3 to the Progress Energy consolidated financial statements.

On March 12, 2003, the Company signed a letter of intent to sell Railcar Ltd. to The Andersons, Inc. The proceeds of the sale will be used by the Company to pay off Railcar Ltd. lease obligations. The transaction is still subject to various closing conditions including financing, due diligence and the completion of a definitive purchase agreement.

Florida Progress Acquisition

On November 30, 2000, the Company completed its acquisition of FPC, a diversified, exempt electric utility holding company, for an aggregate purchase price of approximately $5.4 billion. The Company paid cash consideration of approximately $3.5 billion and issued 46.5 million common shares valued at approximately $1.9 billion. In addition, the Company issued 98.6 million contingent value obligations (CVOs) valued at approximately $49.3 million. See
PART II, ITEM 8, Note 2C to the Progress Energy consolidated financial statements for additional discussion of the FPC acquisition.

The FPC acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for FPC have been included in the Company's consolidated financial statements since the date of acquisition.

Sale of MEMCO Barge Line, Inc.

On July 23, 2001, Progress Energy announced the disposition of the Inland Marine Transportation segment of FPC, which was operated by MEMCO Barge Line, Inc. Inland Marine provided transportation of coal, agricultural and other dry-bulk commodities as well as fleet management services. On November 1, 2001, the Company completed the sale of the Inland Marine Transportation segment to AEP Resources, Inc., a wholly owned subsidiary of American Electric Power. See PART II, ITEM 8, and Note 3C to the Progress Energy consolidated financial statements for additional discussion of this transaction.

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

Several electric industry restructuring bills introduced during the 106th Congress died upon adjournment in 2000. During the 107th Congress, attention turned more toward a comprehensive energy policy as opposed to restructuring of the electric industry. However, the 107th Congress failed to pass either a comprehensive energy policy or industry restructuring bills. Restructuring could eventually become part of any legislation and/or specific electric industry restructuring legislation could be introduced and considered by the 108th Congress. The Company cannot predict the outcome of this matter.

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

In early 2000, the FERC issued Order No. 2000 on Regional Transmission Organizations (RTOs), which set minimum characteristics and eight functions for transmission entities, including independent system operators and transmission companies, that are required to become FERC-approved RTOs. The rule stated that public utilities that own, operate or control interstate transmission facilities had to have filed, by October 15, 2000, either a proposal to participate in an RTO or an alternative filing describing efforts and plans to participate in an RTO. The order provided guidance and specified minimum characteristics and functions required of an RTO and also stated that all RTOs should be operational by December 15, 2001. During 2001, the deadline for RTOs to be operational was extended. See PART I, ITEM 1, "Competition" of Electric-CP&L and Electric-Florida Power for a discussion of the development activities for the GridSouth RTO and GridFlorida RTO, respectively. See PART II, ITEM 7, "Other Matters," for additional discussion of current developments.

On July 31, 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000 Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). The proposed rules set forth in the SMD NOPR would require, among other things, that 1) all transmission owning utilities transfer control of their transmission facilities to an independent third party; 2) transmission service to bundled retail customers be provided under the FERC-regulated transmission tariff, rather than state-mandated terms and conditions; 3) new terms and conditions for transmission service be adopted nationwide, including new provisions for pricing transmission in the event of transmission congestion; 4) new energy markets be established for the buying and selling of electric energy; and 5) load-serving entities be required to meet minimum criteria for generating reserves. On January 15, 2003, the FERC announced the issuance of a White Paper on SMD NOPR to be released in April 2003. The FERC has also indicated that it expects to issue final rules during the summer of 2003. See PART I, ITEM 1, "Competition" of Electric-CP&L and Electric-Florida Power for further discussion.

To date, many states have adopted legislation that would give retail customers the right to choose their electricity provider (retail choice) and most other states have, in some form, considered the issue. There is currently no proposed legislation in North Carolina, South Carolina, or Florida that would introduce retail choice.

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

See PART I, ITEM 1, "Competition," under Electric-CP&L, Electric-Florida Power and Other for further discussion of competitive developments within these segments.

PUHCA

As a result of the acquisition of FPC, Progress Energy is now a registered holding company subject to regulation by the SEC under PUHCA. Therefore, Progress Energy and its subsidiaries are subject to the regulatory provisions of PUHCA, including provisions relating to the issuance of securities, sales and acquisitions of securities and utility assets, and services performed by Progress Energy Service Company, LLC.

While various proposals have been introduced in Congress regarding PUHCA, the prospects for legislative reform or repeal are uncertain at this time.

ENVIRONMENTAL

GENERAL

In the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes and other environmental matters, the Company is subject to regulation by various federal, state and local authorities. The Company considers itself to be in substantial compliance with those environmental regulations currently applicable to its business and operations and believes it has all necessary permits to conduct such operations. Environmental laws and regulations constantly evolve and the ultimate costs of compliance cannot always be accurately estimated. The capital costs associated with compliance with pollution control laws and regulations at the Company's existing fossil facilities that the Company expects to incur from 2003 through 2005 are included in the estimates under the "Investing Activities" discussion under PART II, ITEM 7, "Liquidity and Capital Resources."

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

The U.S. Environmental Protection Agency (EPA) is conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Both CP&L and Florida Power were asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. The EPA initiated enforcement actions against other unaffiliated utilities as part of this initiative, some of which have resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments. The Company cannot predict the outcome of this matter.

In 1998, the EPA published a final rule addressing the issue of regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 23 jurisdictions, including North Carolina, South Carolina and Georgia, but not Florida, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission level by May 31, 2004. CP&L is currently installing controls necessary to comply with the rule. Capital expenditures needed to meet these measures in North Carolina and South Carolina could reach approximately $370 million, which has not been adjusted for inflation. The Company has spent approximately $194 million to date related to these expenditures. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to the Company's results of operations.
Further controls are anticipated as electricity demand increases. The Company cannot predict the outcome of this matter.

The EPA published a final rule approving petitions under Section 126 of the Clean Air Act. This rule, as originally promulgated, required certain sources to make reductions in nitrogen oxide emissions by May 1, 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina coal-fired electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the
Section 126 petitions. CP&L, other utilities, trade organizations and other states participated in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of Appeals ruled in favor of the EPA, which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court in its May 15th decision rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In August 2001, the Court granted a request by CP&L and other utilities to delay the implementation of the Section 126 Rule for electric generating units pending resolution by the EPA of the growth factor issue. The Court's order tolls the three-year compliance period (originally set to end on May 1, 2003) for electric generating units as of May 15, 2001. On April 30, 2002, the EPA published a final rule harmonizing the dates for the
Section 126 rule and the NOx SIP Call. In addition, the EPA determined in this rule that the future growth factor estimation methodology was appropriate. The new compliance date for all affected sources is now May 31, 2004, rather than May 1, 2003. The EPA has approved North Carolina's NOx SIP Call rule and has indicated it will rescind the Section 126 rule in a future rule making. The Company expects a favorable outcome of this matter.

On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. The legislation also freezes the utilities' base rates for five years unless there are significant cost changes due to governmental action, significant expenditures due to force majeure and other extraordinary events beyond the control of the utilities, or unless the utilities persistently earn a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utilities' last general rate case. See PART II, ITEM 8, and Note 24E to the Progress Energy consolidated financial statements for additional discussion of this transaction.

SUPERFUND

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

Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several manufactured gas plant (MGP) sites to which both electric utilities and the gas utility have some connection. In this regard, both electric utilities and the gas utility, with other potentially responsible parties, are participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the EPA, the Florida Department of Environmental Protection (FDEP) and the North Carolina Department of Environment and Natural Resources, Division of Waste Management
(DWM). Although the Company may incur costs at these sites about which it has been notified, based upon current status of these sites, the Company does not expect those costs to be material to its consolidated financial position or results of operations.

Both electric utilities, the gas utility, Progress Ventures and Progress Rail are periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company's subsidiaries may incur costs at the sites about which they have been notified, based upon the current status of these sites, the Company does not expect those costs to be material to the consolidated financial position or results of operations of the Company.

OTHER ENVIRONMENTAL MATTERS

On November 1, 2001, Progress Energy completed the sale of the Inland Marine Transportation business to AEP Resources, Inc. In connection with the sale, Progress Energy entered into environmental indemnification provisions covering both unknown and known sites. Progress Energy recorded an accrual to cover estimated probable future environmental expenditures. The balance of this accrual is $9.9 million at December 31, 2002. Progress Energy believes that it is reasonably possible that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amounts accrued. Progress Energy cannot predict the outcome of this matter.

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

EMPLOYEES

As of February 28, 2003, Progress Energy and its subsidiaries employed approximately 15,300 full-time employees. Of this total, approximately 2,100 employees at Florida Power are represented by the International Brotherhood of Electrical Workers (IBEW). Florida Power and the IBEW reached agreement in early December 2002 on a new three-year labor contract. The previous contract expired December 1, 2002.

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

As of February 28, 2003, CP&L employed approximately 5,300 full-time employees.

ELECTRIC - CP&L

GENERAL

CP&L is a public service corporation formed under the laws of North Carolina in 1926, and is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina. As of December 31, 2002, CP&L had a total summer generating capacity (including jointly-owned capacity) of approximately 12,327 MW.

CP&L distributes and sells electricity in 57 of the 100 counties in North Carolina and 14 counties in northeastern South Carolina. The territory served is an area of approximately 34,000 square miles, including a substantial portion of the coastal plain of North Carolina extending to the Atlantic coast between the Pamlico River and the South Carolina border, the lower Piedmont section of North Carolina, an area in northeastern South Carolina and an area in western North Carolina in and around the city of Asheville. The estimated total population of the territory served is more than 4.0 million. At December 31, 2002, CP&L was providing electric services, retail and wholesale, to approximately 1.3 million customers. Major wholesale power sales customers include North Carolina Eastern Municipal Power Agency (Power Agency) and North Carolina Electric Membership Corporation. CP&L is subject to the rules and regulations of the FERC, the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (SCPSC).

BILLED ELECTRIC REVENUES

CP&L's electric revenues billed by customer class, for the last three years, is shown as a percentage of total CP&L electric revenues in the table below:

                            BILLED ELECTRIC REVENUES

       Revenue Class             2002           2001            2000
       -------------             ----           ----            ----
       Residential                35%            34%             33%
       Commercial                 24%            23%             22%
       Industrial                 18%            21%             23%
       Wholesale (a)              19%            19%             18%
       Other retail                4%             3%              4%

     (a) These revenues are managed by the Progress Ventures segment on behalf of CP&L.

Major industries in CP&L's service area include textiles, chemicals, metals, paper, food, rubber and plastics, wood products and electronic machinery and equipment.

FUEL AND PURCHASED POWER

Sources of Generation

CP&L's total system generation (including jointly owned capacity) by primary energy source, along with purchased power, for the last three years is set forth below:

                             ENERGY MIX PERCENTAGES

                                 2002           2001            2000
                                 ----           ----            ----
       Coal                       46%            49%             48%
       Nuclear                    42%            41%             43%
       Hydro                       1%             0%              1%
       Oil/Gas                     3%             2%              1%
       Purchased power             8%             8%              7%

CP&L is generally permitted to pass the cost of recoverable fuel and purchased power to its customers through fuel adjustment clauses. The future prices for and availability of various fuels discussed in this report cannot be predicted with complete certainty. However, CP&L believes that its fuel supply contracts, as described below, will be adequate to meet its fuel supply needs.

CP&L's average fuel costs per million British thermal units (Btu) for the last three years were as follows:

                                AVERAGE FUEL COST
                                (per million Btu)

                                 2002        2001        2000
                                 ----        ----        ----
       Coal (a)                $ 1.93      $ 1.78      $ 1.70
       Nuclear                   0.43        0.44        0.45
       Hydro                        -           -           -
       Oil (a)                   5.48        6.38        5.51
       Gas (a)                   5.31        4.69        5.41
       Weighted average          1.38        1.26        1.21

     (a) Changes in the unit price for oil and gas are due to market conditions. Changes in the unit price for coal are primarily due to transportation costs. Since these costs are primarily recovered through recovery clauses established by regulators, fluctuations do not materially affect net income.

Coal

CP&L anticipates a requirement of approximately 11.8 million to 12.2 million tons of coal in 2003. Almost all of the coal is expected to be supplied from the Appalachian coal fields in the United States. Most of the coal is delivered by rail.

For 2003, CP&L has short-term, intermediate and long-term agreements from various sources for approximately 95% of its burn requirements of its coal units. These contracts have price adjustment provisions and expiration dates ranging from 2003 to 2008. All of the coal that CP&L has purchased under intermediate and long-term agreements is considered to be low sulfur coal by industry standards.

Nuclear

Nuclear fuel is processed through four distinct stages. Stages I and II involve the mining and milling of the natural uranium ore to produce a concentrate and the conversion of this uranium oxide concentrate into uranium hexafluoride. Stages III and IV entail the enrichment of the uranium hexafluoride and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies.

CP&L has sufficient uranium, conversion, enrichment and fabrication contracts to meet its near-term nuclear fuel requirement needs. CP&L reserves a small portion of its uranium and conversion requirements for spot procurements. CP&L typically contracts for all of its enrichment services and fabrication needs with contract durations ranging from five to ten years. Although CP&L cannot predict the future availability of uranium and nuclear fuel services, CP&L does not currently expect to have difficulty obtaining uranium oxide concentrate or the services necessary for its conversion, enrichment and fabrication into nuclear fuel. For a discussion of CP&L's plans with respect to spent fuel storage, see
PART I, ITEM 1, "Nuclear Matters," for CP&L Electric.

Hydroelectric

Hydroelectric power is electric energy generated by the force of falling water. CP&L has three hydroelectric generating plants licensed by the FERC: Walters, Tillery and Blewett. CP&L also owns the Marshall Plant which has a license exemption. The total maximum dependable capacity for these units is 218 MW. Record low rainfall in the summer months of 2002 had a corresponding effect on energy production from these facilities. CP&L is seeking to relicense its Tillery and Blewett Plants. These plants' licenses currently expire in April 2008. The Walters plant license will expire in 2034.

Oil & Gas

Oil is purchased under contracts and in the spot market from several suppliers. The cost of CP&L's oil and gas is determined by market prices as reported in certain industry publications. Management believes that CP&L has access to an adequate supply of oil for the reasonably foreseeable future. CP&L believes that the threat of or a war against Iraq could negatively impact the price of oil. CP&L's natural gas supply and transportation is purchased under firm supply and transportation contracts as well as spot market purchases from numerous suppliers. CP&L believes that existing contracts for oil are sufficient to cover its requirements if natural gas is unavailable during the winter period for CP&L's combustion turbine peaker fleet.

Purchased Power

CP&L purchased 4,769,194 MWh in 2002, 4,996,645 MWh in 2001 and 4,467,802 MWh in
2000 of its system energy requirements (including jointly-owned capacity) and had available 1,737 MW in 2002, 1,756 MW in 2001 and 1,036 MW in 2000 of firm purchased capacity under contract at the time of peak load. CP&L may acquire purchased power capacity in the future to accommodate a portion of its system load needs.

COMPETITION

Electric Industry Restructuring

CP&L continues to monitor progress toward a more competitive environment and has actively participated in regulatory reform deliberations in North Carolina and South Carolina. Movement toward deregulation in these states has been affected by recent developments, including developments related to deregulation of the electric industry in California and other states. CP&L expects that both the North Carolina and South Carolina General Assemblies will continue to monitor the experiences of states that have implemented electric restructuring legislation.

Regional Transmission Organizations

In October 2000, as a result of Order 2000, CP&L, along with Duke Energy Corporation and South Carolina Electric & Gas Company, filed an application with the FERC for approval of a GridSouth RTO. On July 12, 2001, the FERC issued an order provisionally approving GridSouth.

See PART II, ITEM 7, "Other Matters," for additional discussion of current developments of GridSouth RTO.

Standard Market Design

On July 31, 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000 Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). The proposed rules set forth in the SMD NOPR would require, among other things, that 1) all transmission owning utilities transfer control of their transmission facilities to an independent third party; 2) transmission service to bundled retail customers be provided under the FERC-regulated transmission tariff, rather than state-mandated terms and conditions; 3) new terms and conditions for transmission service be adopted nationwide, including new provisions for pricing transmission in the event of transmission congestion; 4) new energy markets be established for the buying and selling of electric energy; and 5) load-serving entities be required to meet minimum criteria for generating reserves. If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. CP&L filed comments on November 15, 2002 and supplemental comments on January 10, 2003. On January 15, 2003, the FERC announced the issuance of a White Paper on SMD NOPR to be released in April 2003. CP&L plans to file comments on the White Paper. The FERC has also indicated that it expects to issue final rules during the summer of 2003.

Franchises

CP&L has nonexclusive franchises with varying expiration dates in most of the municipalities in which it distributes electric energy in North Carolina and South Carolina. Of these 239 franchises, 194 have expiration dates ranging from 2008 to 2061 and 45 of these have no specific expiration dates. All but 13 of the 194 franchises with expiration dates have a term of 60 years. The exceptions include three franchises with terms of ten years, one with a term of twenty years, six with terms of thirty years, two with terms of forty years and one with a term of fifty years. However, CP&L also serves within a number of municipalities and in all of its unincorporated areas without franchise agreements.

Wholesale Competition

Since passage of the EPA of 1992, competition in the wholesale electric utility industry has significantly increased due to a greater participation by traditional electricity suppliers, wholesale power marketers and brokers and due to the trading of energy futures contracts on various commodities exchanges. This increased competition could affect CP&L's load forecasts, plans for power supply and wholesale energy sales and related revenues. The impact could vary depending on the extent to which additional generation is built to compete in the wholesale market, new opportunities are created for CP&L to expand its wholesale load, or current wholesale customers elect to purchase from other suppliers after existing contracts expire.

To assist in the development of wholesale competition, the FERC previously issued standards for wholesale wheeling of electric power through its rules on open access transmission and stranded costs and on information systems and standards of conduct (Orders 888 and 889). The rules require all transmitting utilities to have on file an open access transmission tariff, which contains provisions for the recovery of stranded costs and numerous other provisions that could affect the sale of electric energy at the wholesale level. CP&L filed its open access transmission tariff with the FERC in mid-1996. Several wholesale and retail customers filed protests challenging numerous aspects of CP&L's tariff and requesting that an evidentiary proceeding be held. In July 1997, CP&L filed an offer of settlement in this case which was certified by an administrative law judge in September 1997. In February 2000, the FERC issued a basket order for several utilities including CP&L to file a compliance filing stating whether there were any remaining undisputed issues surrounding CP&L's open access transmission tariff. On May 1, 2000, CP&L made the compliance filing setting forth the remaining undisputed issues and a plan for settling those issues. On August 25, 2000, CP&L filed modifications to its open access transmission tariff as a result of settlement negotiations with the remaining intervenors. In November 2000, the FERC approved the open access transmission tariff of CP&L with the settlement modifications.

In February 2000, CP&L filed a joint open access tariff to reflect the merger with FPC. The FERC approved the joint tariff in July 2000 effective with completion of the merger, which occurred on November 30, 2000. In April 2001, CP&L and FPC each filed separate transmission tariffs as a result of the FERC Order 614. The FERC approved the CP&L transmission tariff in June 2001. In April 2001, CP&L filed changes to the Energy Imbalance provision of the transmission tariff. In October 2001, the FERC approved changes to the Energy Imbalance provision of the transmission tariff. The FERC ordered CP&L to develop a mechanism to credit Energy Imbalance penalty revenues to non-offending transmission customers. In November 2001, CP&L put in place a mechanism to credit revenues to non-offending transmission customers.

During 2001, legislation was introduced in South Carolina that would impose a moratorium on the certification and construction of merchant plants until 2003 and prohibit the transfer or sale of a merchant plant certificate. Hearings were held on these bills but no action has been taken. In addition, the Department of Health and Environmental Control of South Carolina has halted the issuance of any air permits for merchant plants applying for such permits. The SCPSC contracted with a consulting firm to conduct a study on the impact of merchant plants in South Carolina which was completed in the summer of 2002. The study concluded that the proper approach to merchant plants should be driven by the State's position with regard to what role the market should play in determining the need for electric generation as opposed to the traditional methodology of relying upon the State's utilities to determine the need for additional generation. No actions have been taken as a result of the study and no new construction of merchant plants has begun. CP&L cannot predict the outcome of this matter.

REGULATORY MATTERS

General

CP&L is subject to regulation in North Carolina by the NCUC and in South Carolina by the SCPSC with respect to, among other things, rates and service for electric energy sold at retail, retail service territory and issuances of securities. In addition, CP&L is subject to regulation by the FERC with respect to transmission and sales of wholesale power, accounting and certain other matters. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service including a reasonable rate of return on its equity. Increased competition as a result of industry restructuring may affect the ratemaking process.

Electric Retail Rates

The NCUC and the SCPSC authorize retail "base rates" that are designed to provide a utility with the opportunity to earn a specific rate of return on its "rate base," or investment in utility plant. These rates are intended to cover all reasonable and prudent expenses of utility operations and to provide investors with a fair rate of return. In CP&L's most recent rate cases in 1988, the NCUC and the SCPSC each authorized a return on equity of 12.75% for CP&L.

Legislation enacted in North Carolina in 2002 freezes CP&L's base retail rates for five years unless there are significant cost changes due to governmental action, significant expenditures due to force majeure or other extraordinary events beyond the control of CP&L.

See PART II, ITEM 8, Note 15C to the Progress Energy consolidated financial statements and Note 9B to the CP&L consolidated financial statements for additional discussion of CP&L's retail rate developments during 2002.

Wholesale Rate Matters

CP&L is subject to regulation by the FERC with respect to rates for transmission and sale of electric energy at wholesale, the interconnection of facilities in interstate commerce (other than interconnections for use in the event of certain emergency situations), the licensing and operation of hydroelectric projects and, to the extent FERC determines, accounting policies and practices. CP&L and its wholesale customers last agreed to a general increase in wholesale rates in 1988; however, wholesale rates have been adjusted since that time through contractual negotiations.

Fuel Cost Recovery

CP&L's operating costs not covered by the utility's base rates include fuel and purchased power. Each state commission allows electric utilities to recover certain of these costs through various cost recovery clauses, to the extent the respective commission determines in an annual hearing that such costs are prudent. Costs recovered by CP&L, by state, are as follows:

     o    North Carolina - fuel costs and the fuel portion of purchased power
     o South Carolina - fuel costs, certain purchased power costs and emission allowance expense

Each state commission's determination results in the addition of a rider to a utility's base rates to reflect the approval of these costs and to reflect any past over- or under-recovery. Due to the regulatory treatment of these costs and the method allowed for recovery, changes from year to year have no material impact on operating results.

NUCLEAR MATTERS

General

CP&L owns and operates four nuclear units, which are regulated by the U.S. Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974. In the event of noncompliance, the NRC has the authority to impose fines, set license conditions, shut down a nuclear unit, or some combination of these, depending upon its assessment of the severity of the situation, until compliance is achieved. NRC operating licenses currently expire in December 2014 and September 2016 for Brunswick Units 2 and 1, respectively, in July 2010 for Robinson Unit No. 2 and in October 2026 for the Harris Plant. An application to extend the Robinson license 20 years was submitted in June 2002 and a similar application is expected to be made for Brunswick in December 2004. An extension will also be sought for the Harris Plant. On February 20, 2003, CP&L notified the NRC of its intent to submit a license renewal application for the Harris Plant in 2006. A condition of the operating license for each unit requires an approved plan for decontamination and decommissioning. The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.

In addition, the Independent Spent Fuel Storage Installation at the Robinson plant will request to have its license extended 20 years with an exemption request for an additional 20-year extension during the first quarter of 2004. Its current license is due to expire in August 2006. The Company expects to receive this extension.

CP&L is currently evaluating and implementing power uprate projects at its nuclear facilities to increase electrical generation output. A power uprate was completed at the Harris Plant during 2001 and at the Robinson Nuclear Plant in 2002. Power uprates are also in progress at the Brunswick Plant. Brunswick Unit 1 increased its capacity by 52 MW in 2002 and additional increases will be implemented in phases over the next several years. The total increased generation from these projects is estimated to be approximately 250 MW.

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

Pressurized Water Reactors

On March 18, 2002, the NRC sent a bulletin to companies that hold licenses for pressurized water reactors (PWRs) requiring information on the structural integrity of the reactor vessel head and a basis for concluding that the vessel head will continue to perform its function as a coolant pressure boundary. The Company filed responses as required. Inspections of the vessel heads at the Company's PWR plants have been performed during previous outages. At the Robinson Plant, an inspection was completed in April 2001 and no penetration nozzle cracking was identified and there was no degradation of the reactor vessel head. At the Harris Plant, sufficient inspections were completed during the last refueling outage in the fourth quarter of 2001 to conclude there is no degradation of the reactor vessel head. The Company's Brunswick Plant has a different design and is not affected by the issue.

On August 9, 2002, the NRC issued an additional bulletin dealing with head leakage due to cracks near the control rod nozzles. The NRC has asked licensees to commit to high inspection standards to ensure the more susceptible plants have no cracks. The Robinson Plant is in this category and had a refueling outage in October 2002. The Company completed a series of examinations in October 2002 of the entire reactor pressure vessel head and found no indications of control rod drive mechanism cracking and no corrosion of the head itself. During the outage, a boric acid leakage walkdown of the reactor coolant pressure boundary was also completed and no corrosion was found. The Harris Plant is ranked in the lowest susceptibility classification and the Company does not plan further inspections until its next regularly scheduled outage in spring of 2003.

In February 2003, the NRC issued Order EA-03-009, requiring specific inspections of the reactor pressure vessel head and associated penetration nozzles at PWRs. The Company has responded to the Order, stating that the Company intends to comply with the provisions of the Order. No adverse impact is anticipated.

Security

On February 25, 2002, the NRC issued an order requiring interim compensatory measures with regard to security at nuclear plants. This order formalized many of the security enhancements made at the Company's nuclear plants since September 2001. This order includes additional restrictions on access, increased security presence and closer coordination with the Company's partners in intelligence, military, law enforcement and emergency response at the federal, state and local levels. The Company completed the requirements by the established deadlines. The NRC inspections for compliance are underway.

In addition, in January 2003, the NRC issued a final order with regard to access control. This order requires the Company to enhance its current access control program by January 7, 2004. The Company expects that it will be in full compliance with the order by the established deadline.

As the NRC, other governmental entities and the industry continue to consider security issues, it is possible that more extensive security plans could be required.

Spent Fuel and Other High-Level Radioactive Waste

The Nuclear Waste Policy Act of 1982 (Nuclear Waste Act) provides the framework for development by the federal government of interim storage and permanent disposal facilities for high-level radioactive waste materials. The Nuclear Waste Act promotes increased usage of interim storage of spent nuclear fuel at existing nuclear plants. CP&L will continue to maximize the use of spent fuel storage capability within its own facilities for as long as feasible. With certain modifications and additional approval by the NRC, CP&L's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on CP&L's system through the expiration of the current operating licenses for all of CP&L's nuclear generating units. Subsequent to or prior to the expiration of these licenses, dry storage may be necessary.

See PART II, ITEM 8, Note 24 to the Progress Energy consolidated financial statements and Note 18 to the CP&L consolidated financial statements for a discussion of CP&L's contract with the U.S. Department of Energy (DOE) for spent nuclear waste.

Decommissioning

In CP&L's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the NCUC and the SCPSC and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdiction, the provisions for nuclear decommissioning costs are approved by the FERC. See PART II, ITEM 8, Note 1H to the Progress Energy consolidated financial statements and Note 1G to the CP&L consolidated financial statements for a discussion of CP&L's nuclear decommissioning costs.

Enrichment Facilities Decontamination

CP&L filed an action against the United States in the U.S. Court of Claims on March 21, 1997, challenging certain retroactive assessments imposed by the federal government on domestic nuclear power companies to fund the decommissioning and decontamination of the government's uranium enrichment facilities. The government is collecting this assessment on an annual basis, which is levied upon all domestic utilities that had enrichment services contracts with the government. Collection of the special assessments began in 1992 and is scheduled to continue for a fifteen-year period. A number of other utilities filed similar actions against the government.

The Claims Court issued a decision granting the government's motion for summary judgment on all counts. The Claims Court decision was appealed to the Court of

Appeals for the Federal Circuit on December 26, 2000. The Federal Circuit stayed consideration of the case pending a decision by the Supreme Court on a petition for writ of certiorari that was filed by Commonwealth Edison et. al. in their case against the government. The Supreme Court refused to accept the case in favor of the Government. Based on a joint motion, CP&L's appeal in the U.S. Court of Appeals has been dismissed with prejudice.

ENVIRONMENTAL MATTERS

There are 12 former MGP sites and 14 other active waste sites associated with CP&L that have required or are anticipated to require investigation and/or remediation costs. CP&L received insurance proceeds to address costs associated with environmental liabilities related to its involvement with MGP sites. All eligible expenses related to these waste costs are charged against a specific fund containing these proceeds. As of December 31, 2002, approximately $8.0 million remains in this centralized fund with a related accrual of $8.0 million recorded for the associated expenses of environmental issues. As CP&L's share of costs for investigating and remediating these sites becomes known, the fund is assessed to determine if additional accruals will be required. CP&L does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what remains in the environmental insurance recovery fund. This is due to the fact that the sites are at different stages: investigation has not begun at 15 sites, investigation has begun but remediation cannot be estimated at seven sites and four sites have begun remediation. CP&L measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. The process often involves assessing and developing cost-sharing arrangements with other potentially responsible parties (PRPs). Once the centralized fund is depleted, CP&L will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. Presently, CP&L cannot currently determine the total costs that may be incurred in connection with the remediation of all sites. According to current information, these future costs at the CP&L sites are not expected to be material to the Company's financial condition or results of operations.

ELECTRIC - FLORIDA POWER

GENERAL

Florida Power was incorporated in Florida in 1899, and is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity. At December 31, 2002, Florida Power had a total summer generating capacity (including jointly-owned capacity) of approximately 8,024 MW.

Florida Power provided electric service during 2002 to an average of 1.5 million customers in west central Florida. Its service area covers approximately 20,000 square miles and includes the densely populated areas around Orlando, as well as the cities of St. Petersburg and Clearwater. Florida Power is interconnected with 20 municipal and nine rural electric cooperative systems. Major wholesale power sales customers include Seminole Electric Cooperative, Inc., Florida Municipal Power Agency, Florida Power & Light Company and Tampa Electric Company. Florida Power is subject to the rules and regulations of the FERC and the Florida Public Service Commission (FPSC).

BILLED ELECTRIC REVENUES

Florida Power's electric revenues billed by customer class for the last three years, is shown as a percentage of total Florida Power electric revenues in the table below:

                            BILLED ELECTRIC REVENUES

       Revenue Class             2002           2001           2000(a)
       -------------             ----           ----           -------
       Residential                55%            54%             53%
       Commercial                 24%            24%             24%
       Industrial                  7%             7%              8%
       Others                      6%             6%              5%
       Wholesale (b)               8%             9%             10%

     (a) These figures reflect Florida Power's billed electric revenues for the full year ended December 31, 2000, which is generally representative of the period Progress Energy owned Florida Power.
     (b) These revenues are managed by the Progress Ventures segment on behalf of Florida Power.

Important industries in Florida Power's territory include phosphate rock mining and processing, electronics design and manufacturing, and citrus and other food processing. Other important commercial activities are tourism, health care, construction and agriculture.

FUEL AND PURCHASED POWER

General

Florida Power's consumption of various types of fuel depends on several factors, the most important of which are the demand for electricity by Florida Power's customers, the availability of various generating units, the availability and cost of fuel and the requirements of federal and state regulatory agencies. Florida Power's energy mix for the last three years is presented in the following table:

                             ENERGY MIX PERCENTAGES

       Fuel Type                 2002           2001           2000 (a)
       ---------                 ----           ----           --------
       Coal (b)                   33%            33%             34%
       Oil                        16%            16%             15%
       Nuclear                    15%            15%             15%
       Gas                        15%            14%             14%
       Purchased power            21%            22%             22%

     (a) These figures reflect Florida Power's energy mix percentages for the full year ended December 31, 2000, which is generally representative of the period Progress Energy owned Florida Power.
     (b) Amounts include synthetic fuel from unrelated third parties and petroleum coke.

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

Florida Power's average fuel costs per million Btu for the last three years were as follows:

                                AVERAGE FUEL COST
                                (per million Btu)

                                 2002           2001          2000(a)
                               ------         ------          -------
       Coal (b)                $ 2.43         $ 2.16          $ 1.89
       Oil                       3.77           3.81            4.15
       Nuclear                   0.46           0.47            0.47
       Gas                       4.06           4.52            4.32
       Weighted average          2.60           2.59            2.46

     (a) These figures reflect Florida Power's average fuel cost for the year ended December 31, 2000, which is representative of the period Progress Energy owned Florida Power.
     (b) Amounts include synthetic fuel from unrelated third parties and petroleum coke.

Changes in the unit price for coal, oil and gas are due to market conditions. Since these costs are primarily recovered through recovery clauses established by regulators, fluctuations do not materially affect net income.

Coal

Florida Power anticipates a combined requirement of approximately 5.7 million to
6.1 million tons of coal and synthetic fuel in 2003. Most of the coal is expected to be supplied from the Appalachian coal fields of the United States. Approximately two-thirds of the fuel is expected to be delivered by rail and the remainder by barge. All of this fuel is supplied by Progress Fuels, a subsidiary of Progress Energy, pursuant to contracts between Florida Power and Progress Fuels.

For 2003, Progress Fuels has medium-term and long-term contracts with various sources for approximately 100% of the burn requirements of Florida Power's coal units. These contracts have price adjustment provisions and have expiration dates ranging from 2003 to 2005. All the coal to be purchased for Florida Power is considered to be low sulfur coal by industry standards.

Oil and Gas

Oil is purchased under term contracts and in the spot market from several suppliers. The majority of the cost of Florida Power's oil and gas is determined by market prices as reported in certain industry publications. Management believes that Florida Power has access to an adequate supply of oil for the reasonably foreseeable future. Florida Power believes that the threat of or a war against Iraq could negatively impact the price of oil. Florida Power's natural gas supply and transportation is purchased under firm supply and transportation contracts and in the spot market from numerous suppliers. Florida Power also uses interruptible transportation contracts on certain occasions when available. Florida Power believes that existing contracts for oil are sufficient to cover its requirements if natural gas is unavailable during certain time periods.

Nuclear

Nuclear fuel is processed through four distinct stages. Stages I and II involve the mining and milling of the natural uranium ore to produce a concentrate and the conversion of this uranium oxide concentrate into uranium hexafluoride. Stages III and IV entail the enrichment of the uranium hexafluoride and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies.

Florida Power has sufficient uranium, conversion, enrichment and fabrication contracts to meet its near-term nuclear fuel requirements needs. Florida Power expects to contract for all of its future long-term uranium, conversion and enrichment service needs with contract durations ranging from five to ten years. Although Florida Power cannot predict the future availability of uranium and nuclear fuel services, Florida Power does not currently expect to have difficulty obtaining uranium oxide concentrate or the services necessary for its conversion, enrichment and fabrication into nuclear fuel.

Purchased Power

Florida Power, along with other Florida utilities, buys and sells power in the wholesale market on a short-term and long-term basis. As of December 31, 2002, Florida Power had a variety of purchase power agreements for the purchase of approximately 1,304 MW of firm power. These agreements include (1) long-term contracts for the purchase of about 473 MW of purchased power with other investor-owned utilities, including a contract with The Southern Company for approximately 413 MW, and (2) approximately 831 MW of capacity under contract with certain qualifying facilities (QFs). The capacity currently available from QFs represents about 10% of Florida Power's total installed system capacity.

COMPETITION

Electric Industry Restructuring

Florida Power continues to monitor progress toward a more competitive environment and has actively participated in regulatory reform deliberations in Florida. Movement toward deregulation in this state has been affected by recent developments related to deregulation of the electric industry in California and other states.

On December 11, 2001, the Florida 2020 Study Commission issued its final report to the Florida Legislature regarding possible changes to the regulation of electric utilities in Florida. The Florida legislature did not take any action on the final report during the 2001 or 2002 session.

In response to a legislative directive, the FPSC and the FDEP submitted by February 2003 a joint report on renewable electric generating technologies for Florida. The report assessed the feasibility and potential magnitude of renewable electric capacity for Florida, and summarized the mechanisms other states have adopted to encourage renewable energy. The report did not contain any policy recommendations. The Company cannot anticipate when, or if, restructuring legislation will be enacted or if the Company would be able to support it in its final form.

Regional Transmission Organizations

As a result of Order 2000, Florida Power, along with Florida Power & Light Company and Tampa Electric Company (the Applicants) filed with the FERC in October 2000 an application for approval of a GridFlorida RTO. The GridFlorida proposal is pending before both the FERC and the FPSC. The FERC provisionally approved the structure and governance of GridFlorida. In December 2001, the FPSC found the Applicants were prudent in proactively forming GridFlorida but ordered the Applicants to modify the proposal in several material respects, including a change in structure to a not-for-profit Independent System Operator (ISO). The Commission's most recent order in September 2002 ordered further state proceedings. The issues to be addressed as modifications include, but are not limited to 1) pricing/rate structure; 2) elimination of the pancaking of revenues; 3) cost recovery of incremental costs; 4) demarcation dates for new facilities and long-term transmission contracts; and 6) market design. The
Florida Office of Public Counsel appealed the September 2002 order to the Florida Supreme Court and on October 28, 2002, the FPSC abated its proceedings pending the outcome of the appeal. It is unknown what the outcome of this appeal will be at this time. It is unknown when the FERC or the FPSC will take final action with regard to the status of GridFlorida or what the impact of further proceedings will have on the Company's earnings, revenues or pricing.

See PART II, ITEM 7, "Other Matters," for a discussion of current developments of GridFlorida RTO.

Standard Market Design

On July 31, 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000 Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). The proposed rules set forth in the SMD NOPR would require, among other things, that 1) all transmission owning utilities transfer control of their transmission facilities to an independent third party; 2) transmission service to bundled retail customers be provided under the FERC-regulated transmission tariff, rather than state-mandated terms and conditions; 3) new terms and conditions for transmission service be adopted nationwide, including new provisions for pricing transmission in the event of transmission congestion; 4) new energy markets be established for the buying and selling of electric energy; and 5) load-serving entities be required to meet minimum criteria for generating reserves. If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. Florida Power filed comments on November 15, 2002 and supplemental comments on January 10, 2003. On January 15, 2003, the FERC announced the issuance of a White Paper on SMD NOPR to be released in April 2003. Florida Power plans to file comments on the White Paper. The FERC has also indicated that it expects to issue final rules during the summer of 2003.

Merchant Plants

There has been no change in the statutory framework for siting new generation since the Florida Supreme Court's decision in Tampa Electric Company v. Garcia, 767 So.2d 428 (Fla. 2000) in April 2000. The Court reversed a decision of the FPSC and held that under Florida's Power Plant Siting Act, an applicant for any new generation over 75 MW that includes a steam generating facility must be a load-serving utility or the output of the proposed plant must be under firm contract to a load-serving utility. Thus, site certification for merchant generation for large, non-peaking capacity cannot be independently undertaken. At the present time there are no pending legislative proposals for change.

Franchise Agreements

Florida Power holds franchises with varying expiration dates in 104 of the municipalities in which it distributes electric energy. Florida Power also serves within a number of municipalities and in all its unincorporated areas without franchise agreements. The general effect of these franchises is to provide for the manner in which Florida Power occupies rights-of-way in incorporated areas of municipalities for the purpose of constructing, operating and maintaining an energy transmission and distribution system.

Approximately 36% of Florida Power's total utility revenues for 2002 were from the incorporated areas of the 104 municipalities that had franchise ordinances during the year. Since 2000, Florida Power has renewed 27 expiring franchises and reached agreement on a franchise with a city that did not previously have a franchise. Franchises with eight municipalities have expired without renewal.

All but 26 of the existing franchises cover a 30-year period from the date enacted. The exceptions are 22 franchises, each with a term of 10 years and expiring between 2005 and 2012; two franchises each with a term of 15 years and expiring in 2017; one 30-year franchise that was extended in 2000 for five years expiring in 2005; and one franchise with a term of 20 years expiring in 2020. Of the 104 franchises, 39 expire between January 1, 2003 and December 31, 2012 and 65 expire between January 1, 2013 and December 31, 2031.

Ongoing negotiations are taking place with the municipalities to reach agreement on franchise terms and to enact new franchise ordinances. See PART II, ITEM 8,
Note 24 to the Progress Energy consolidated financial statements for a discussion of Florida Power's franchise litigation.

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

Assessing the amount of stranded costs for a utility requires various assumptions about future market conditions, including the future price of electricity. For Florida Power, the single largest stranded cost exposure is its commitment to QFs. Florida Power has taken a proactive approach to this industry issue. Since 1996, Florida Power has been seeking ways to address the impact of escalating payments from contracts it was obligated to sign under provisions of Public Utility Regulatory Policies Act of 1978 (PURPA).

REGULATORY MATTERS

General

Florida Power is subject to the jurisdiction of the FPSC with respect to, among other things, retail rates and issuance of securities. In addition, Florida Power is subject to regulation by the FERC with respect to transmission and sales of wholesale power, accounting and certain other matters. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus a reasonable rate of return on its equity. Increased competition as a result of industry restructuring may affect the ratemaking process.

Electric Retail Rates

The FPSC authorizes retail "base rates" that are designed to provide a utility with the opportunity to earn a specific rate of return on its "rate base," or average investment in utility plant. These rates are intended to cover all reasonable and prudent expenses of utility operations and to provide investors with a fair rate of return.

On March 27, 2002, the parties in Florida Power's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC on April 23, 2002. The Agreement is generally effective from May 1, 2002 through December 31, 2005. The Agreement eliminates the authorized Return on Equity (ROE) range normally used by the FPSC for the purpose of addressing earning levels; provided, however, that if Florida Power's base rate earnings fall below a 10% return on equity, Florida Power may petition the FPSC to amend its base rates.

The Agreement provides that Florida Power will reduce its retail rates by 9.25%; resulting in a reduction of retail revenues from the sale of electricity by an annual amount of $125 million. The Agreement also provides that Florida Power will operate under a Revenue Sharing Incentive Plan (the Plan) through 2005, and thereafter until terminated by the FPSC, that establishes annual revenue caps and sharing thresholds. The Plan provides that retail base rate revenues between the sharing thresholds and the caps will be divided into two shares - a 1/3 share to be retained by Florida Power's shareholders, and a 2/3 share to be refunded to Florida Power's retail customers; provided, however, that for the year 2002 only, the refund to customers will be limited to 67.1% of the 2/3 customer share. The retail base rate revenue sharing threshold amount for 2002 was $1.296 billion and will increase $37 million each year thereafter. The Plan also provides that all retail base rate revenues above the retail base rate revenue caps established for each year will be refunded 100% to retail customers on an annual basis. For 2002, the refund to customers will be limited to 67.1% of the retail base rate revenues that exceed the 2002 cap. The retail base revenue cap for 2002 was $1.356 billion and will increase $37 million each year thereafter. As of December 31, 2002, $4.7 million was accrued and will be refunded to customers in March 2003. On February 24, 2003, the parties to the Agreement filed a motion seeking an order from the FPSC to enforce the Agreement. In this motion, the parties dispute Florida Power's calculation of retail revenue subject to refund and contend that the refund should be approximately $23 million. Florida Power cannot predict the outcome of this matter.

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

Additionally, the Agreement provides that Florida Power would effect a mid-course correction of its fuel cost recovery clause to reduce the fuel factor by $50 million for 2002. The fuel cost recovery clause will operate as it normally does, including, but not limited to, any additional mid-course adjustments that may become necessary and the calculation of true-ups to actual fuel clause expenses.

Florida Power will suspend accruals on its reserves for nuclear decommissioning and fossil dismantlement through December 31, 2005. Additionally, for each calendar year during the term of the Agreement, Florida Power will record a $62.5 million depreciation expense reduction, and may, at its option, record up to an equal annual amount as an offsetting accelerated depreciation expense. In addition, Florida Power is authorized, at its discretion, to accelerate the amortization of certain regulatory assets over the term of the Agreement. There was no accelerated depreciation or amortization expense recorded for the year ended December 31, 2002.

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

Per the Agreement, Florida Power was required to refund to customers $35 million of revenues collected during the interim period of March 13, 2001 through April 30, 2002. This one-time retroactive revenue refund was recorded in the first quarter of 2002 and was returned to retail customers over an eight-month period ended December 31, 2002.

Fuel and Other Cost Recovery

Florida Power's operating costs not covered by the utility's base rates include fuel, purchased power and energy conservation expenses and specific environmental costs. The state commission allows electric utilities to recover certain of these costs through various cost recovery clauses, to the extent the respective commission determines in an annual hearing that such costs are prudent. In addition, in December 2002, the FPSC approved an Environmental Cost Recovery Clause which will permit the Company to recover the costs of specified environmental projects to the extent these expenses are found to be prudent in an annual hearing and not otherwise included in base rates. Costs will be recovered through this recovery clause in the same manner as the other existing clause mechanisms.

The state commission's determination results in the addition of a rider to a utility's base rates to reflect the approval of these costs and to reflect any past over- or under-recovery. Due to the regulatory treatment of these costs and the method allowed for recovery, changes from year to year have no material impact on operating results.

NUCLEAR MATTERS

Florida Power has one nuclear generating plant, Crystal River Unit No. 3 (CR3), which is subject to regulation by the NRC. The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impact. Florida Power has a license to operate the nuclear plant through December 3, 2016. Florida Power currently has a 91.8% ownership interest in CR3. On February 20, 2003, Florida Power notified the NRC of its intent to submit an application to extend the plant license in the first quarter of 2009.

In late 2002, CR3 received a license amendment authorizing a small power level increase. The power level increase of approximately 8 MW was implemented in February 2003.

On March 18, 2002, the NRC sent a bulletin to companies that hold licenses for PWRs requiring information on the structural integrity of the reactor vessel head and a basis for concluding that the vessel head will continue to perform its function as a coolant pressure boundary. The Company filed responses as required. Inspections of the vessel heads at the Company's PWR plant have been performed during previous outages. In October 2001, at CR3, one nozzle was found to have a crack and was repaired; however, no degradation of the reactor vessel head was identified. Current plans are to replace the vessel head at CR3 during its next regularly scheduled refueling outage in the fall of 2003.

On August 9, 2002, the NRC issued an additional bulletin dealing with head leakage due to cracks near the control rod nozzles. The NRC has asked licensees to commit to high inspection standards to ensure the more susceptible plants have no cracks. For CR3, the Company has responded to the NRC that previous inspections are sufficient until the reactor head is replaced in the fall of 2003.

In February 2003, the NRC issued Order EA-03-009, requiring specific inspections of the reactor pressure vessel head and associated penetration nozzles at PWRs. The Company has responded to the Order, stating that the Company intends to comply with the provisions of the Order. No adverse impact is anticipated.

Enrichment Facilities Decontamination

Florida Power filed an action against the United States in the U.S. Court of Claims on November 1, 1996 challenging certain retroactive assessments imposed by the federal government on domestic nuclear power companies to fund the decommissioning and decontamination of the government's uranium enrichment facilities. The government is collecting this assessment on an annual basis, which is levied upon all domestic utilities that had enrichment services contracts with the government. Collection of the special assessments began in 1992 and is scheduled to continue for a 15-year period. A number of other utilities have filed similar actions against the government.

The Claims Court issued a decision granting the government's summary judgment motion. That decision was appealed to the U.S. Court of Appeals for the Federal Circuit, which stayed its consideration of the case pending a decision by the U.S. Supreme Court on a petition for writ of certiorari that was filed by Commonwealth Edison et al. in their case against the government. This Supreme Court refused to accept that case for review, effectively resolving the case in favor of the government. Based on a joint motion, Florida Power's appeal has been dismissed with prejudice.

ENVIRONMENTAL MATTERS

There are two former MGP sites and 11 other active waste sites or categories of sites associated with Florida Power that have required or are anticipated to require investigation and/or remediation costs. As of December 31, 2002 and 2001, Florida Power has accrued approximately $10.9 million and $8.5 million, respectively, for probable and reasonably estimable costs at these sites. Florida Power does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what it has currently accrued. In 2002, Florida Power filed a petition for recovery of approximately $4.0 million in environmental costs through the Environmental Cost Recovery Clause with the FPSC. Florida Power was successful with this filing and will recover costs through rates for investigation and remediation associated with transmission and distribution substations and transformers. As more activity occurs at these sites, Florida Power will assess the need to adjust the accruals. These accruals have been recorded on an undiscounted basis. Florida Power measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. This process often includes assessing and developing cost-sharing arrangements with other potentially responsible parties.

PROGRESS VENTURES

GENERAL

The Progress Ventures business segment was created in 2000 to manage Progress Energy's wholesale energy marketing and trading, non-regulated generation and fuel properties, as well as an ocean barge partnership. The operations of the Progress Ventures business segment can be broken down into three key areas: 1) fuel extraction, manufacturing and delivery; 2) merchant generation ownership; and 3) energy marketing and trading.

FUEL EXTRACTION, MANUFACTURING AND DELIVERY

The Progress Ventures business segment owns an array of assets that produce, transport and deliver fuel and provide related services for the open market. The Progress Ventures business segment has subsidiaries that produce natural gas and oil products, mine coal and others that produce synthetic coal-based fuel, an alternative fuel product made from waste coal and coal byproducts. This product has been classified as a synthetic fuel within the meaning of Section 29 of the Internal Revenue Code. Sales of synthetic fuel therefore qualify for tax credits. See PART II, ITEM 7, "Other Matters" for a discussion of the synthetic fuel tax credits.

The current combined assets of Progress Ventures which are involved in fuel extraction, manufacturing and delivery include:

     o Three coal-mining complexes, expected to produce about 3 million tons per year;
     o Seven synthetic fuel plants capable of producing up to 18 million tons per year;
     o Natural gas properties in Colorado, Texas and Louisiana producing about 21 net billion cubic feet per year;
     o Six terminals on the Ohio River and its tributaries, part of the trucking, rail and barge network for coal delivery;
     o Majority-ownership in a barge partnership that moves coal products from the mouth of the Mississippi River to the Crystal River facility in Florida.

Progress Fuels, a business unit of the Progress Ventures segment, acquired approximately 162 natural gas-producing wells with proven reserves of approximately 195 billion cubic feet from Republic Energy, Inc. and two other privately-owned companies during the first quarter of 2003.

NONREGULATED GENERATION OWNERSHIP

Nonregulated generation represents power plants whose capacity and energy are sold on the wholesale market outside the realm of retail regulation. A cornerstone of Progress Ventures' business plan is to own a portfolio of approximately 3,100 MW of merchant generation capacity by 2003. Much of this portfolio is being built by Progress Ventures. The Company has contracts representing 63%, 69% and 25% of planned production capacity for 2003 through 2005, respectively.

On March 20, 2003, PVI entered into a definitive agreement with Williams Energy Marketing and Trading, a subsidiary of Williams, to acquire a long-term full-requirements power supply agreement with Jackson Electric Membership Corp., located in Jefferson, Georgia. The agreement calls for a $188 million payment to Williams in exchange for assignment of the Jackson supply agreement. The power supply agreement runs through 2015 and includes the use of 640 MW of Georgia system generation comprised of nuclear, coal, gas and pumped-storage hydro resources. Progress Energy expects to supplement the acquired resources with its own intermediate and peaking assets in Georgia to serve Jackson's forecasted 1,100 MW peak demand in 2005 growing to a 1,700 MW demand by 2015. The sale is expected to close in the second quarter of 2003, subject to customary closing conditions.

Progress Ventures had approximately 1,554 MW of nonregulated generation in commercial operation as of December 31, 2002. Construction of generating assets at three locations will increase this to approximately 3,100 MW by the end of 2003. See PART I, ITEM 2, "Properties," for additional information on these planned additions.

ENERGY MARKETING AND TRADING

Within this business function, the energy produced by the merchant plants as well as some energy produced by the utilities is sold under term contracts and in the spot market. This area is divided into two departments: Regulated Wholesale Marketing and Trading and Competitive Marketing and Trading. Regulated Wholesale Marketing and Trading manages approximately 5,000 MW of wholesale power contracts that primarily include those for CP&L and Florida Power. Competitive Marketing and Trading markets the nonregulated plants not under contract into the nonregulated market and engages in limited financial trading activities.

In addition to power contracts, this business area also purchases fuel for both utility and merchant generation, and trades other sources of energy, such as natural gas and oil. Progress Ventures also uses financial instruments to manage the risks associated with fluctuating commodity prices and increase the value of the Company's power generation assets.

COMPETITION

Progress Ventures does not operate in the same environment as regulated utilities. It operates specifically in the wholesale market, which means competition is its primary driver. Progress Ventures' synthetic fuel operations, coal operations and merchant generation plants compete in the eastern United States utility and industrial coal markets. Factors contributing to the success in these markets include a competitive cost structure and strategic locations. See PART II, ITEM 7, "Other Matters," for a discussion of risks associated with synthetic fuel tax credits. There are, however, numerous competitors in each of these markets, although no one competitor is dominant in any industry.

ENVIRONMENTAL MATTERS

Progress Ventures' environmental matters primarily relate to air and water quality matters. However, certain historical waste sites exist which are being addressed voluntarily. Environmental costs cannot be determined. The Company does not expect future costs to be material to Progress Ventures.

RAIL SERVICES

The largest component of the Rail Services business segment is led by Progress Rail Services Corporation (Progress Rail). Progress Rail is one of the largest integrated and diversified suppliers of railroad and transit system products and services in North America and is headquartered in Albertville, Alabama. Rail Services' principal business functions include the Mechanical Group, Rail and Trackwork Group, and Recycling Group.

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

During 2003, the Company intends to sell the assets of Railcar Ltd., a leasing subsidiary, included in the Rail Services segment, and has therefore reported these assets as assets held for sale. On March 12, 2003, the Company signed a letter of intent to sell Railcar Ltd. to The Andersons, Inc. The proceeds of the sale will be used to pay off Railcar Ltd. lease obligations. The transaction is still subject to various closing conditions including financing, due diligence and the completion of a definitive purchase agreement.

ENVIRONMENTAL MATTERS

Progress Rail is voluntarily addressing certain historical waste sites. The Company does not anticipate future costs to be material to Progress Rail.

OTHER

GENERAL

The Other segment primarily includes the operations of Progress Telecom and Caronet, Inc. (Caronet). The operations of Caronet are managed by Progress
Telecom. NCNG has been excluded from the Other segment because of its classification as a discontinued operation. This segment also includes other nonregulated operations of CP&L and FPC.

PROGRESS TELECOM AND CARONET

Progress Telecom has data fiber network transport capabilities that stretch from New York to Miami, Florida, with gateways to Latin America and conducts primarily a carrier's carrier business. Progress Telecom markets wholesale fiber-optic-based capacity service in the Eastern United States to long-distance carriers, internet service providers and other telecommunications companies. Progress Telecom also markets wireless structure attachments to wireless communication companies and governmental entities. Caronet serves the telecommunications industry by providing fiber-optic telecommunications services. As of December 31, 2002, Progress Telecom and Caronet owned and managed approximately 8,400 route miles and more than 130,000 fiber miles of fiber-optic cable.

Progress Telecom and Caronet compete with other providers of fiber-optic telecommunications services, including local exchange carriers and competitive access providers, in the Eastern United States.

Lease revenue for dedicated transport and data services is generally billed in advance on a fixed rate basis and recognized over the period the services are provided. Revenues relating to design and construction of wireless infrastructure are recognized upon completion of services (i.e., as the revenue is earned) for each completed phase of design and construction.

For additional information regarding asset and investment impairments, see PART II, ITEM 8, Note 7 to the Progress Energy consolidated financial statements, and
Note 5 to the CP&L consolidated financial statements.

NCNG

General

NCNG transports, distributes and sells natural gas to over 108,400 residential customers, over 14,300 commercial and agricultural customers and 472 industrial and electric utility customers located in 110 towns and cities, primarily in eastern and south central North Carolina. NCNG also sells and transports natural gas to four municipal gas distribution systems that serve over 55,600 end users. Natural gas operations are subject to the rules and regulations of the NCUC.

In 2002, the Company approved the sale of NCNG and the Company's equity investment in Eastern North Carolina Natural Gas Company (ENCNG) to Piedmont Natural Gas Company, Inc. As a result of this action, the operating results of NCNG were reclassified to discontinued operations for all reportable periods.

Natural Gas Supply

NCNG has long-term firm gas supply contracts with major producers and national natural gas marketers. During 2002, NCNG purchased 11.9 million dekatherms (dt) of natural gas under its firm sales contracts with Transcontinental Gas Pipeline Corporation (Transco). NCNG also purchased 31.1 million dt in the spot market or under long-term contracts with producers or natural gas marketers. Additionally, NCNG transported 27.5 million dt of customer-owned gas in 2002. The outlook for natural gas supplies in NCNG's service area remains favorable, and many sources of gas are available on a firm basis.

Competition

The natural gas industry continues to evolve into a more competitive environment. NCNG has competed successfully with other forms of energy such as electricity, residual fuel oil, distillate fuel oil, propane and, to a lesser extent, coal. The principal competitive considerations have been price and accessibility. With the exception of four municipalities that operate municipal gas distribution systems within its service territory, NCNG is the sole distributor of natural gas in our franchised service territory.

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

NCNG has nonexclusive franchises from 72 municipalities in which NCNG distributes natural gas. The expiration dates of those franchises that have specific expiration provisions range from 2004 to 2020. Franchise agreements with the towns of Kinston and Wilmington will expire in 2004; new agreements will be presented to the towns in advance of the expiration date. The franchises are substantially uniform in nature. They contain no restrictions of a materially burdensome nature and are adequate for NCNG's business. In addition, NCNG serves 36 communities from which no franchises are required.

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

In conjunction with CP&L's acquisition of NCNG on July 15, 1999, NCNG signed a joint stipulation agreement with the NCUC in which NCNG agreed to cap margin rates for gas sales and transportation services, with limited exceptions, through November 1, 2003. The Company believes that this agreement will not have a material adverse effect on the results of operations, financial condition or cash flows. In February 2002, NCNG filed a general rate case with the NCUC requesting an annual rate increase of $47.6 million. On May 3, 2002, NCNG withdrew the application, based upon the NCUC Public Staff's and other parties' interpretation of the order approving the merger of CP&L and NCNG that such a case was not permitted until 2003. On May 16, 2002, NCNG filed a request to increase its margin rates and rebalance its rates with the NCUC, requesting an annual rate increase of $4.1 million to recover costs associated with specific system improvements. On September 23, 2002, the NCUC issued its order approving the $4.1 million rate increase. The rate increase was effective October 1, 2002. NCNG plans to file another general rate case with the NCUC in spring of 2003. NCNG anticipates that new rates, if approved, will go into effect in November 2003, after the terms of the joint stipulation agreement expire.

Environmental Matters

There are five former MGP sites associated with NCNG that have or are anticipated to have investigation or remediation costs associated with them. As of December 31, 2002, NCNG has accrued approximately $2.8 million for probable and reasonably estimable remediation costs at these sites. These accruals have been recorded on an undiscounted basis. NCNG measures its liability for these sites based on available evidence including its experience in investigation and remediation of contaminated sites, which also involves assessing and developing cost-sharing arrangements with other potentially responsible parties. NCNG does not believe it can provide an estimate of the reasonably possible total remediation costs beyond the accrual because two of the five sites associated with NCNG have not begun investigation activities. Therefore, NCNG cannot currently determine the total costs that may be incurred in connection with the investigation and/or remediation of all sites. Based upon current information, the Company does not expect the future costs at the NCNG sites to be material to the Company's financial condition or results of operations. On October 16, 2002, the Company announced plans to sell NCNG to Piedmont Natural Gas Company, Inc. See PART II, ITEM 8, Note 3A to the Progress Energy consolidated financial statements. The Company will retain the environmental liability associated with the five former MGP sites.

OTHER

Expansion Projects

In October 1999, CP&L and the Albemarle Pamlico Economic Development Corporation
(APEC) announced its intention to build an 850-mile, $197.5 million, natural gas transmission and distribution system to 14 unserved counties in eastern North Carolina. In furtherance of this project, Progress Energy and APEC formed ENCNG. Progress Energy and APEC are joint owners of ENCNG, which is a public utility subject to the rules and regulations of the NCUC. ENCNG contracted with CP&L to construct, operate and maintain both the transmission and distribution systems. ENCNG contracted with APEC to provide various services as well, including but not limited to, managing all municipal and county franchise issues, marketing and economic development and ensuring that the new facilities are built in the most advantageous locations to promote development of the economic base in the region. In conjunction with this project, ENCNG filed a request with the NCUC for $186 million of a $200 million state bond package established for natural gas infrastructure to pay for the portion of the project that likely could not be recovered from future gas customers through rates. On June 15, 2000, the NCUC issued an order awarding ENCNG an exclusive franchise to all 14 counties and, in a further order issued on July 12, 2000, granted $38.7 million in state bond funding for phase one of the project. Phase one, which will cost a total of $50.5 million, extends gas service to six of the 14 counties. By order issued June 7, 2001 the NCUC approved construction of phases two through seven of the project which addresses the remaining eight counties and awarded ENCNG an additional $149.6 million to finance the construction of the facilities associated with these phases. ENCNG has substantially completed phase one of the project and has begun construction of phase two and a portion of phase seven of the project and expects to complete that work in the spring of 2003. ENCNG expects to begin construction of a portion of phase three of the project in the spring of 2003 and to begin construction of phases four and five before the end of 2003 and phase six in early 2004. ENCNG expects to begin construction of the remaining portions of phases three and seven in 2004 and to complete all construction work in early 2005. ENCNG has also begun marketing natural gas service to prospective customers in phases one and two and has begun providing natural gas service to more than 225 customers in the phase one area.

Progress Energy agreed to fund a portion of the project, which is currently estimated to be approximately $22 million. On October 16, 2002, Progress Energy announced plans to sell its interest in ENCNG to Piedmont Natural Gas Company, Inc. Upon closing of the sale, Progress Energy would have no further obligation to fund a portion of the project and any funding obligations then outstanding would transfer to Piedmont Natural Gas Company, Inc. See PART II, ITEM 8, Note 3A to the Progress Energy Financial Statements. CP&L's contract to construct, operate and maintain ENCNG's transmission and distribution system would also be assigned to Piedmont upon closing of the sale.


ELECTRIC UTILITY OPERATING STATISTICS - PROGRESS ENERGY

                                                                               Years Ended December 31
                                                            2002          2001         2000 (d)         1999          1998
                                                         ------------   ----------    -----------    -----------   -----------
Energy supply (millions of kWh)
  Generated - Steam                                           49,734       48,732         31,132         28,260        27,576
              Nuclear                                         30,126       27,301         23,857         22,451        22,014
              Hydro                                              491          245            441            520           790
              Combustion Turbines/Combined Cycle               8,522        6,644          1,337            435           386
  Purchased                                                   14,305       14,469          5,724          5,132         5,675
                                                         ------------   ----------    -----------    -----------   -----------
     Total energy supply (Company share)                     103,178       97,391         62,491         56,798        56,441
  Jointly-owned share (a)                                      5,258        4,886          4,505          4,353         4,349
                                                         ------------   ----------    -----------    -----------   -----------
     Total system energy supply                              108,436      102,277         66,996         61,151        60,790
                                                         ============   ==========    ===========    ===========   ===========
Average fuel cost (per million Btu)
  Fossil                                               $        2.62  $      2.46  $        1.96  $        1.75  $       1.71
  Nuclear fuel                                         $        0.44  $      0.45  $        0.45  $        0.46  $       0.46
  All fuels                                            $        1.84  $      1.77  $        1.30  $        1.16  $       1.14
Energy sales (millions of kWh)
Retail
  Residential                                                 33,993       31,976         15,365         13,348        13,207
  Commercial                                                  23,887       23,033         12,221         11,068        10,646
  Industrial                                                  16,924       17,204         14,762         14,568        14,899
  Other Retail                                                 4,287        4,149          1,626          1,359         1,357
Wholesale                                                     19,204       17,715         15,012         14,526        14,461
Unbilled                                                         276       (1,045)         1,098           (110)          (94)
                                                         ------------   ----------    -----------    -----------   -----------
     Total energy sales                                       98,571       93,032         60,084         54,759        54,476
     Company uses and losses                                   3,604        3,478          2,286          2,039         1,964
                                                         ------------   ----------    -----------    -----------   -----------
     Total energy requirements                               102,175       96,510         62,370         56,798        56,440
                                                         ============   ==========    ===========    ===========   ===========

Electric revenues (in thousands)
  Retail                                               $   5,515,306  $ 5,461,469  $   2,799,422  $   2,530,562  $  2,536,693
  Wholesale                                                  880,583      922,719        664,847        556,079       548,137
  Miscellaneous revenue                                      204,800      172,373         81,425         59,517        65,099
                                                         ------------   ----------    -----------    -----------   -----------
     Total electric revenues                           $   6,600,689  $ 6,556,561  $   3,545,694  $   3,146,158  $  3,149,929
                                                         ============   ==========    ===========    ===========   ===========
Peak demand of firm load (thousands of kW)
  System (b)                                                  20,365       19,166         18,874         10,948        10,529
  Company                                                     19,746       18,564         18,272         10,344         9,875
Total regulated capability at year-end (thousands of kW)
  Fossil plants                                               16,006       15,826  (e)    14,747          6,736         6,571
  Nuclear plants                                               4,127  (f)   4,008          4,008          3,174         3,174
  Hydro plants                                                   218          218            218            218           218
  Purchased                                                    2,929        2,890          2,278          1,088         1,538
                                                         ------------   ----------    -----------    -----------   -----------
     Total system capability                                  23,280       22,942         21,251         11,216        11,501
Less jointly-owned portion (c)                                   682          668            662            593           593
                                                         ------------   ----------    -----------    -----------   -----------
     Total Company capability - regulated                     22,598       22,274         20,589         10,623        10,908
                                                         ============   ==========    ===========    ===========   ===========

(a) Amounts represent co-owner's share of the energy supplied from the six generating facilities that are jointly owned.
(b) For 2002, 2001 and 2000, this represents the combined summer non-coincident system net peaks for CP&L and Florida. Power.
(c) For CP&L, this represents Power Agency's retained share of jointly-owned facilities per the Power Coordination Agreement between CP&L and Power Agency.
(d) Amounts include information for Florida Power since November 30, 2000, the date of acquisition.
(e)  Amount includes Rowan units that were transferred to PVI in February 2002.
(f) Amount includes power upgrades for Harris, Brunswick 1 and Robinson. The Maximum Dependable Capability (MDC) for Harris was restated January 2002; the MDCs for Brunswick 1 and Robinson were restated January 2003.


OPERATING STATISTICS - CAROLINA POWER & LIGHT COMPANY

                                                                               Years Ended December 31
                                                             2002           2001          2000           1999          1998
                                                          -----------    -----------   -----------    -----------   -----------
Energy supply (millions of kWh)
  Generated - Steam                                           28,547        27,913        29,520         28,260        27,576
              Nuclear                                         23,425        21,321        23,275         22,451        22,014
              Hydro                                              491           245           441            520           790
              Combustion Turbines/Combined Cycle               1,934           802           733            435           386
  Purchased                                                    5,213         5,296         4,878          5,132         5,675
                                                          -----------   -----------   -----------    -----------   -----------
      Total energy supply (Company share)                     59,610        55,577        58,847         56,798        56,441
  Power Agency share (a)                                       4,659         4,348         4,505          4,353         4,349
                                                          -----------   -----------   -----------    -----------   -----------
      Total system energy supply                              64,269        59,925        63,352         61,151        60,790
                                                          ===========   ===========   ===========    ===========   ===========
Average fuel cost (per million Btu)
  Fossil                                                $       2.16  $       1.91  $       1.83  $        1.75  $       1.71
  Nuclear fuel                                          $       0.43  $       0.44  $       0.45  $        0.46  $       0.46
  All fuels                                             $       1.38  $       1.26  $       1.21  $        1.16  $       1.14
Energy sales (millions of kWh)
Retail
  Residential                                                 15,239        14,372        14,091         13,348        13,207
  Commercial                                                  12,468        11,972        11,432         11,068        10,646
  Industrial                                                  13,089        13,332        14,446         14,568        14,899
  Other Retail                                                 1,437         1,423         1,423          1,359         1,357
Wholesale                                                     15,024        12,996        14,582         14,526        14,461
Unbilled                                                         270          (534)          679           (110)          (94)
                                                          -----------   -----------   -----------    -----------   -----------
     Total energy sales                                       57,527        53,561        56,653         54,759        54,476
     Company uses and losses                                   2,081         2,017         2,194          2,039         1,964
                                                          -----------   -----------   -----------    -----------   -----------
     Total energy requirements                                59,608        55,578        58,847         56,798        56,440
                                                          ===========   ===========   ===========    ===========   ===========

Electric revenues (in thousands)
  Retail                                                $  2,795,788  $  2,665,857  $  2,608,727  $   2,530,562  $  2,536,693
  Wholesale                                                  650,884       634,009       577,279        556,079       548,137
  Miscellaneous revenue                                       92,285        43,854       122,209         59,518        65,099
                                                          -----------   -----------   -----------    -----------   -----------
     Total electric revenues                            $  3,538,957  $  3,343,720  $  3,308,215  $   3,146,159  $  3,149,929
                                                          ===========   ===========   ===========    ===========   ===========
Peak demand of firm load (thousands of kW)
  System                                                      11,977        11,376        11,157         10,948        10,529
  Company                                                     11,358        10,774        10,555         10,344         9,875
Total capability at year-end (thousands of kW)
  Fossil plants                                                8,816         8,648  (c)    7,569          6,891         6,571
  Nuclear plants                                               3,293 (d)     3,174         3,174          3,174         3,174
  Hydro plants                                                   218           218           218            218           218
  Purchased                                                    1,617         1,586           978          1,088         1,538
                                                          -----------   -----------    ----------    -----------   -----------
     Total system capability                                  13,944        13,626        11,939         11,371        11,501
Less Power Agency-owned portion (b)                              613           599           593            593           593
                                                          -----------   -----------    ----------    -----------   -----------
     Total Company capability                                 13,331        13,027        11,346         10,778        10,908
                                                          ===========   ===========    ==========    ===========   ===========

(a) Amounts represent Power Agency's share of the energy supplied from the four generating facilities that are jointly owned.
(b) Amounts represent Power Agency's retained share of jointly-owned facilities per the Power Coordination Agreement between CP&L and Power Agency.
(c)  Amount includes Rowan units that were transferred to PVI in February 2002.
(d) Amount includes power upgrades for Harris, Brunswick 1 and Robinson. The MDC for Harris was restated January 2002; the MDCs for Brunswick 1 and Robinson were restated January 2003.

ITEM 2. PROPERTIES

The Company believes that its physical properties and those of its subsidiaries are adequate to carry on its and their businesses as currently conducted. The Company and its subsidiaries maintain property insurance against loss or damage by fire or other perils to the extent that such property is usually insured.

ELECTRIC - CP&L

As of December 31, 2002, CP&L's eighteen generating plants represent a flexible mix of fossil, nuclear, hydroelectric, combustion turbines and combined cycle resources, with a total summer generating capacity (including Power Agency's share) of 12,327 MW. At December 31, 2002, CP&L had the following generating facilities:

---------------------------------------------------------------------------------------------------------------
                                                                            CP&L          Summer Net
                                       No. of   In-Service               Ownership        Capability (a)
   Facility          Location          Units       Date         Fuel       (in %)            (in MW)
---------------------------------------------------------------------------------------------------------------
STEAM TURBINES
Asheville          Skyland, NC           2      1964-1971       Coal         100             392
Cape Fear          Moncure, NC           2      1956-1958       Coal         100             316
Lee                Goldsboro, NC         3      1952-1962       Coal         100             407
Mayo               Roxboro, NC           1         1983         Coal        83.83            745      (b)
Robinson           Hartsville, SC        1         1960         Coal         100             174
Roxboro            Roxboro, NC           4      1966-1980       Coal        96.32    (f)    2,462     (b)
Sutton             Wilmington, NC        3      1954-1972       Coal         100             613
Weatherspoon       Lumberton, NC         3      1949-1952       Coal         100             176
                                      --------                                           ------------
                   Total                19                                                  5,285
COMBINED CYCLE
Cape Fear          Moncure, NC           2         1969          Oil         100              84
Richmond           Hamlet, NC            1         2002        Gas/Oil       100             472
                                      --------                                           ------------
                   Total                 3                                                    556
COMBUSTION TURBINES
Asheville          Skyland, NC           2      1999-2000      Gas/Oil       100             330
Blewett            Lilesville, NC        4         1971          Oil         100              52
Darlington         Hartsville, SC       13      1974-1997      Gas/Oil       100             812
Lee                Goldsboro, NC         4      1968-1971        Oil         100              91
Morehead City      Morehead City,  NC    1         1968          Oil         100              15
Richmond           Hamlet, NC            5      2001-2002      Gas/Oil       100             775
Robinson           Hartsville, SC        1         1968        Gas/Oil       100              15
Roxboro            Roxboro, NC           1         1968          Oil         100              15
Sutton             Wilmington, NC        3      1968-1969        Oil         100              64
Wayne County       Goldsboro, NC         4         2000        Gas/Oil       100             668
Weatherspoon       Lumberton, NC         4      1970-1971        Oil         100             138
                                      --------                                           ------------
                   Total                42                                                  2,975
NUCLEAR
Brunswick          Southport, NC         2      1975-1977      Uranium      81.67           1,683     (b)(c)
Harris             New Hill, NC          1         1987        Uranium      83.83            900      (b)(d)
Robinson           Hartsville, SC        1         1971        Uranium       100             710      (e)
                                      --------                                           ------------
                   Total                 4                                                  3,293
HYDRO
Blewett            Lilesville, NC        6         1912         Water        100             22
Marshall           Marshall, NC          2         1910         Water        100              5
Tillery            Mount Gilead, NC      4      1928-1960       Water        100             86
Walters            Waterville, NC        3         1930         Water        100             105
                                      --------                                           ------------
                   Total                15                                                   218

TOTAL                                   83                                                 12,327
---------------------------------------------------------------------------------------------------------------

(a) Amounts represent CP&L's net summer peak rating, gross of co-ownership interest in plant capacity.
(b) Facilities are jointly owned by CP&L and Power Agency. The capacities shown include Power Agency's share.
(c) During 2002, a power uprate increased the summer net capability of Unit 1 to 872 MW. The MDC was restated in January 2003.
(d) During 2001, a power uprate increased the summer net capability of this facility to 900 MW. The MDC was restated in January 2002.
(e) During 2002, a power uprate increased the summer net capability of this facility to 710 MW. The MDC was restated January 2003.
(f) CP&L and Power Agency are co-owners of Unit 4 at the Roxboro Plant. CP&L's ownership interest in this 700 MW turbine is 87.06%.

As of December 31, 2002, including both the total generating capacity of 12,327 MW and the total firm contracts for purchased power of approximately 1,617 MW, CP&L had total capacity resources of approximately 13,944 MW.

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

As of December 31, 2002, CP&L had approximately 6,000 pole miles of transmission lines including about 300 miles of 500 kilovolt (kV) lines and about 3,000 miles of 230 kV lines. CP&L had distribution lines of approximately 45,000 pole miles of overhead lines and about 16,000 miles of underground lines. Distribution and transmission substations in service had a transformer capacity of approximately 47,000,000 kilovolt-ampere (kVA) in 823 transformers. Distribution line transformers numbered 495,501 with an aggregate capacity of about 20,000,000 kVA.

ELECTRIC - FLORIDA POWER

As of December 31, 2002, Florida Power's 14 generating plants represent a flexible mix of fossil, nuclear, combustion turbine and combined cycle resources with a total summer generating capacity (including jointly-owned capacity) of 8,024 MW. At December 31, 2002, Florida Power had the following generating facilities:

-----------------------------------------------------------------------------------------------------------
                                                                          Florida    Summer Net
                                         No. of  In-Service              Ownership   Capability (a)
   Facility          Location            Units      Date       Fuel        (in %)      (in MW)
-----------------------------------------------------------------------------------------------------------
STEAM TURBINES
Anclote            Holiday, FL            2      1974-1978    Gas/Oil       100          993
Bartow             St. Petersburg, FL     3      1958-1963    Gas/Oil       100          444
Crystal River      Crystal River, FL      4      1966-1984      Coal        100         2,302
Suwannee River     Live Oak, FL           3      1953-1956    Gas/Oil       100          143
                                        -------                                     ---------------
                   Total                 12                                             3,882
COMBINED CYCLE
Hines              Bartow, FL             1        1999       Gas/Oil       100          482
Tiger Bay          Fort Meade, FL         1        1997         Gas         100          207
                                        -------                                     ---------------
                   Total                  2                                              689
COMBUSTION TURBINES
Avon Park          Avon Park, FL          2        1968       Gas/Oil       100          52
Bartow             St. Petersburg, FL     4      1958-1972    Gas/Oil       100          187
Bayboro            St. Petersburg, FL     4        1973         Oil         100          184
DeBary             DeBary, FL            10      1975-1992    Gas/Oil       100          667
Higgins            Oldsmar, FL            4      1969-1970      Gas         100          122
Intercession City  Intercession   City,  14      1974-2000    Gas/Oil       100 (c)     1,041       (b)
                   FL
Rio Pinar          Rio Pinar, FL          1        1970         Oil         100          13
Suwannee River     Live Oak, FL           3        1980       Gas/Oil       100          164
Turner             Enterprise, FL         4      1970-1974      Oil         100          154
University of      Gainesville, FL        1        1994         Gas         100          35
   Florida
   Cogeneration
                                        -------                                     ---------------
                   Total                 47                                             2,619
NUCLEAR
Crystal River      Crystal River, FL      1        1977       Uranium      91.78         834        (b)
                                        -------                                     ---------------
                   Total                  1                                              834

TOTAL                                    62                                             8,024
-----------------------------------------------------------------------------------------------------------

(a) Amounts represent Florida Power's net summer peak rating, gross of co-ownership interest in plant capacity.
(b) Facilities are jointly owned. The capacities shown include joint owners' share.
(c) Florida Power and Georgia Power Company ("Georgia Power") are co-owners of a 143 MW advanced combustion turbine located at Florida Power's Intercession City site (P11). Georgia Power has the exclusive right to the output of this unit during the months of June through September. Florida Power has that right for the remainder of the year. Additionally, during 2002, power uprates on units P12, P13 and P14 increased the summer net capability of this facility to 1,041 MW.

As of December 31, 2002, including both the total generating capacity of 8,024 MW and the total firm contracts for purchased power of 1,304 MW, Florida Power had total capacity resources of approximately 9,328 MW. Hines Unit 2 is a 516 MW combined-cycle unit under construction and currently scheduled for completion in late 2003.

Several entities have acquired undivided ownership interests in CR3 in the aggregate amount of 8.22%. The joint ownership participants are: City of Alachua
- 0.08%, City of Bushnell - 0.04%, City of Gainesville - 1.41%, Kissimmee Utility Authority - 0.68%, City of Leesburg - 0.82%, Utilities Commission of the City of New Smyrna Beach - 0.56%, City of Ocala - 1.33%, Orlando Utilities Commission - 1.60% and Seminole Electric Cooperative, Inc. - 1.70%. Florida Power and Georgia Power are co-owners of a 143 MW advance combustion turbine located at Florida Power's Intercession City site (P11). Georgia Power has the exclusive right to the output of this unit during the months of June through September. Florida Power has that right for the remainder of the year.
Otherwise, Florida Power has good and marketable title to its principal plants and important units, subject to the lien of its mortgage and deed of trust, with minor exceptions, restrictions and reservations in conveyances, as well as minor defects of the nature ordinarily found in properties of similar character and magnitude. Florida Power also owns certain easements over private property on which transmission and distribution lines are located.

As of December 31, 2002, Florida Power distributed electricity through 370 substations with an installed transformer capacity of approximately 45,000,000 kVA. Of this capacity, about 31,000,000 kVA is located in transmission substations and about 14,000,000 kVA in distribution substations. Florida Power has the second largest transmission network in Florida. Florida Power has approximately 5,000 circuit miles of transmission lines, of which about 2,600 circuit miles are operated at 500, 230 or 115 kV, and the balance at 69 kV. Florida Power has approximately 28,000 circuit miles of distribution lines, which operate at various voltages ranging from 2.4 to 25 kV.

PROGRESS VENTURES

The Progress  Ventures  business  segment  controls,  either directly or through business units, coal reserves located in eastern Kentucky and southwestern Virginia. Progress Ventures owns properties that contain estimated coal reserves of approximately 12 million tons and controls, through mineral leases, additional estimated coal reserves of approximately 18 million tons. The reserves controlled include substantial quantities of high quality, low sulfur coal that is appropriate for use at Florida Power's existing generating units. Progress Ventures' total production of coal during 2002 was approximately 2.6 million tons.

In connection with its coal operations, Progress Ventures' business units own and operate an underground mining complex located in southeastern Kentucky and southwestern Virginia. Other subsidiaries own and operate surface and underground mines, coal processing and loadout facilities, a river terminal facility in eastern Kentucky, a railcar-to-barge loading facility in West Virginia and two bulk commodity terminals on the Kanawha River near Charleston, West Virginia. Progress Ventures and its subsidiaries employ both company and contract miners in their mining activities.

The Progress Ventures business segment, through its business units, owns all of the interests in five entities and a minority interest in one entity that owns facilities that produce synthetic fuel. These entities own a total of nine facilities in seven different locations in West Virginia, Virginia and Kentucky.

A business unit of Progress Ventures has oil and gas leases on about 20,000 acres in Garfield and Mesa counties in Colorado, containing proven natural gas net reserves of 98 billion cubic feet. This subsidiary currently operates 96 gas wells on the properties. Another subsidiary of Progress Ventures has oil and gas leases on about 35,000 acres concentrated within a 25-mile radius along the Texas and Louisiana border, containing proven natural gas reserves of 125 billion cubic feet. This subsidiary currently operates 234 gas wells on the properties. Progress Ventures' natural gas production in 2002 was 11.8 billion cubic feet. The Company is exploring opportunities to divest of its Mesa properties in 2003.

Another business unit of Progress Ventures owns and operates a manufacturing facility at the Florida Power Energy Complex in Crystal River, Florida. The manufacturing process utilizes the fly ash generated by the burning of coal as the major raw material in the production of lightweight aggregate used in construction building blocks.

As of December 31, 2002, PVI had the following nonregulated generation plants in service or planned for construction.

----------------------------------------------------------------------------------------------------------
                             Construction     Commercial Operation  Configuration/Number
           Project            Start Date             Date                of Units            MW (a)
----------------------------------------------------------------------------------------------------------
Monroe Units 1 and 2        4Q 1998/1Q 2000     4Q 1999/2Q 2001       Simple-Cycle, 2           315
                                                                                         -----------------
            Total                                                                               315

Rowan Phase I (b)               1Q 2000             2Q 2001           Simple-Cycle, 3           459
Walton (c)                      2Q 2000             2Q 2001           Simple-Cycle, 3           460
DeSoto Units 1 and 2            2Q 2001             2Q 2002           Simple-Cycle, 2           320
                                                                                         -----------------
            Total                                                                             1,239

Effingham                       1Q 2001           3Q 2003 (d)        Combined-Cycle, 1          480
Rowan Phase II (b)              4Q 2001           2Q 2003 (d)        Combined-Cycle, 1          466
Washington (c)                  2Q 2002           2Q 2003 (d)         Simple-Cycle, 4           600
                                                                                         -----------------
            Total                                                                             1,546

            TOTAL                                                                             3,100
----------------------------------------------------------------------------------------------------------

(a)  Amounts represent PVI's summer rating.
(b)  This project was transferred from CP&L to PVI in February 2002.
(c)  This project was purchased from LG&E Energy Corp. in February 2002.
(d)  Date represents the expected commercial operation date.

RAIL SERVICES

Progress Rail is one of the largest integrated processors of railroad materials in the United States, and is a leading supplier of new and reconditioned freight car parts; rail, rail welding and track work components; railcar repair facilities; railcar and locomotive leasing; maintenance-of-way equipment and scrap metal recycling. It has facilities in 26 states, Mexico and Canada.

Progress Rail owns and/or operates approximately 5,300 railcars and 100 locomotives that are used for the transportation and shipping of coal, steel and other bulk products.

OTHER

PROGRESS TELECOM AND CARONET

Progress Telecom and Caronet provide wholesale telecommunications services throughout the Southeastern United States. Progress Telecom and Caronet incorporate more than 130,000 fiber miles in its network including over 160 Points-of-Presence, or physical locations where a presence for network access exists.

NCNG

NCNG owns and operates a liquefied natural gas storage plant which provides 97,200 dt per day to NCNG's peak-day delivery capability.

NCNG owns approximately 1,329 miles of transmission pipelines of two to 30 inches in diameter which connect its distribution systems with the Texas-to-New York transmission system of Transco and the southern end of Columbia's transmission system. Transco delivers gas to NCNG at various points conveniently located with respect to its distribution area. Columbia delivers gas to one delivery point near the North Carolina - Virginia border. NCNG distributes natural gas through its 3,096 miles of distribution mains. These transmission pipelines and distribution mains are located primarily on rights-of-way held under easement, license or permit on lands owned by others.

ITEM 3    LEGAL PROCEEDINGS

Legal and regulatory proceedings are included in the discussion of the Company's business in PART I, ITEM 1 under "Environmental," "Regulatory Matters" and "Nuclear Matters" and incorporated by reference herein.

1. The People of the State of California v. Strategic Resource Solutions , Inc., San Francisco Superior Court, SCN 187328 Court No. 2072965

     Strategic Resource Solutions Corp. (SRS) was charged in a criminal complaint filed on October 9, 2002 by the San Francisco District Attorney's office. Working with the San Francisco District Attorney's office, SRS has pled guilty to two charges, taking responsibility for the misconduct of one of its former employees. This proceeding concluded on October 15, 2002.

     SRS agreed to pay a fine of $500,000. Although SRS did not receive any funds, because of the involvement of a former employee, SRS has accepted corporate criminal responsibility and agreed to pay an additional $500,000 as a restitution. SRS was also placed on probation and will continue cooperating with the District Attorney's investigation and prosecution of other defendants.

     This proceeding no longer meets the disclosure standards for this item, thus the Company will no longer report on it.

2. Strategic Resource Solutions Corp. ("SRS") v. San Francisco Unified School District, et al., Sacramento Superior Court, Case No. 02AS033114

     In November of 2001, SRS filed a claim against the San Francisco Unified School District ("the District") and other defendants claiming that SRS is entitled to approximately $10 million in unpaid contract payments and delay and impact damages related to the District's $30 million contract with SRS. On March 4, 2002, the District filed a counterclaim, seeking compensatory damages and liquidated damages in excess of $120 million, for various claims, including breach of contract and demand on a performance bond. SRS has asserted defenses to the District's claims.

     On March 13, 2003, the City Attorney's office announced the filing of new claims by the City Attorney and the District against SRS, Progress Energy, Inc., Progress Energy Solutions, Inc., and certain individuals, alleging fraud, false claims, violations of California statutes, and seeking compensatory damages, punitive damages, liquidated damages, treble damages, penalties, attorneys' fees and injunctive relief. The City Attorney's announcement states that the City and the District seek "more than $300 million in damages and penalties."

     The Company has reviewed the District's earlier pleadings against SRS, and believes that those claims are not meritorious. The Company has not reviewed the new pleadings in detail, but the Company believes that the new claims are not meritorious and the Company will vigorously defend and litigate all of these claims. The Company cannot predict the outcome of this matter, but the Company believes that it and its subsidiaries have good defenses to all claims asserted by both the District and the City.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


             NONE

                     EXECUTIVE OFFICERS OF THE REGISTRANTS


Name                        Age                          Recent Business Experience

William Cavanaugh III       64    Chairman and Chief Executive Officer,  Progress Energy, Inc., August 1999
                                  to  present,  also  President,  Progress  Energy,  Inc.,  August  1999 to
                                  October 2002; Chairman,  President and Chief Executive Officer,  Carolina
                                  Power  &  Light  Company,  May  1999  to  present;  President  and  Chief
                                  Executive  Officer,  Carolina Power & Light Company,  October 1996 to May
                                  1999;  Chairman,  Progress  Energy Service  Company,  LLC, August 2000 to
                                  present;  Chairman,  Florida  Power  Corporation,  November  30,  2000 to
                                  present;  Chairman,  President  and CEO,  Florida  Progress  Corporation,
                                  November 2000 to present;  Chairman,  Progress Ventures, Inc., March 2000 to present;  Chairman,  North Carolina Natural Gas  Corporation,  1999 to
                                  present; Chairman,  Progress Capital Holdings, Inc., November 30, 2000 to
                                  present;  Chairman,  Progress  Fuels  Corporation,  November  30, 2000 to
                                  present; Chairman, Progress Telecommunications Corporation,  November 30,
                                  2000 to present;  Chairman,  Strategic Resource Solutions Corp,  November
                                  1997 to  December  31,  2002.  Member  of the Board of  Directors  of the
                                  Company since 1993.

Robert B. McGehee           60    President and Chief Operating  Officer,  Progress Energy,  Inc.,  October
                                  2002  to  present;  Executive  Vice  President,  Progress  Energy,  Inc.,
                                  December  2000 to September  2002;  Executive  Vice  President,  Carolina
                                  Power & Light Company and Florida Progress Corporation,  December 2000 to
                                  present;  President and Chief Executive Officer,  Progress Energy Service
                                  Company,   LLC,   December  2000  to  September   2002;   Executive  Vice
                                  President,  General Counsel and Chief  Administrative  Officer,  Carolina
                                  Power  & Light  Company,  March  1999 to  September,  2000;  Senior  Vice
                                  President and General Counsel,  Carolina Power & Light Company,  May 1997
                                  to March 1999.  Prior to joining the Company,  was a practicing  attorney with Wise Carter  Child & Caraway,  a law firm in  Jackson,  Mississippi.
                                  He  primarily  handled  corporation,  contract,  nuclear  regulatory  and employment matters.

William S. Orser            58    Group  President,  Carolina  Power  & Light  Company  and  Florida  Power
                                  Corporation,   November  2000  to  present;   Executive  Vice  President,
                                  Carolina  Power & Light  Company,  Energy  Supply,  June 1998 to November
                                  2000; Executive Vice President and Chief Nuclear Officer,  Carolina Power
                                  & Light Company, December 1996 to June 1998.

William D. Johnson          49    President, CEO and Corporate Secretary,  Progress Energy Service Company,
                                  LLC,  October 2002 to present  (served as Executive  Vice  President  and
                                  Corporate  Secretary,  2000 to October 2002);  Executive Vice  President,
                                  and Corporate  Secretary,  Progress Energy,  Inc., August 1999 to present
                                  (and General Counsel February 2001 to present);  Executive Vice President and Corporate Secretary,  Florida Progress Corporation,  Carolina Power &
                                  Light  Company and Florida Power  Corporation,  November 2000 to present;
                                  General  Counsel,  Florida Progress  Corporation,  Carolina Power & Light
                                  Company,   Progress  Energy  Service  Company,   LLC  and  Florida  Power
                                  Corporation,  November  2000 to October 2002;  Senior Vice  President and
                                  Corporate  Secretary,  Carolina  Power & Light  Company,  Legal  and Risk
                                  Management,  March 1999 to November 2000; Vice President-Legal Department
                                  and Corporate Secretary, Carolina Power & Light Company, 1997 to 1999.



Peter M. Scott III          53    Executive Vice President and Chief Financial  Officer,  Progress  Energy,
                                  Inc.,  May 2000 to present;  Executive  Vice  President and CFO,  Florida
                                  Power  Corporation  and Florida  Progress  Corporation,  November 2000 to
                                  present;  Executive  Vice  President  and CFO,  Progress  Energy  Service
                                  Company,  LLC, August 2000 to present;  Executive Vice President and CFO,
                                  Carolina  Power & Light  Company,  May 2000 to  present;  Executive  Vice
                                  President and CFO, North Carolina Natural Gas Corporation,  December 2000
                                  to present.  Before  joining the  Company,  Mr.  Scott was  President  of
                                  Scott,  Madden  &  Associates,  Inc.,  a  management  consulting  firm he
                                  founded  in  1983.   The  firm  advises   companies   on  key   strategic
                                  initiatives for growing shareholder value.


Robert H. Bazemore, Jr.     48    Chief  Accounting  Officer and Controller,  Progress  Energy,  Inc., June
                                  2000 to  present;  Controller,  Florida  Power  Corporation  and  Florida
                                  Progress  Corporation,   November  2000  to  present;   Chief  Accounting
                                  Officer,  Florida  Progress  Corporation,  November  30, 2000 to present;
                                  Vice President and  Controller,  Progress  Energy Service  Company,  LLC,
                                  August  2000  to  present;   Chief  Accounting  Officer  and  Controller,
                                  Carolina Power & Light  Company,  May 2000 to present;  Chief  Accounting
                                  Officer,  North  Carolina  Natural  Gas  Corporation,  December  2000  to
                                  present;  Controller,  North Carolina Natural Gas  Corporation,  November
                                  2000  to  December  2001;  Director,  Carolina  Power  &  Light  Company,
                                  Operations  &  Environmental  Support  Department,  December  1998 to May
                                  2000;  Manager,  Carolina Power & Light  Company,  Financial & Regulatory
                                  Accounting, September 1995 to December 1998.

*Brenda F. Castonguay       50    Senior Vice President,  Progress Energy Service  Company,  LLC, July 2002
                                  to  present;  Vice  President,  Progress  Energy  Service  Company,  LLC,
                                  November 2000 to July 2002; Vice  President,  Human  Resources,  Carolina
                                  Power & Light Company, April 1996 to July 2002.

Donald K. Davis             57    Executive Vice  President,  Carolina  Power & Light Company,  May 2000 to
                                  present;  President and Chief Executive  Officer,  North Carolina Natural
                                  Gas  Corporation,  July 2000 to present;  President  and Chief  Executive
                                  Officer,  Strategic Resource Solutions Corp., June 2000 to December 2002;
                                  Executive Vice  President,  Florida Power  Corporation,  February 2001 to
                                  present.  Before joining the Company,  Mr. Davis was Chairman,  President and Chief  Executive  Officer  of Yankee  Atomic  Electric  Company,  and
                                  served as Chairman,  President and Chief Executive Officer of Connecticut
                                  Atomic Power Company from 1997 to May 2000.

Fred N. Day, IV             59    Executive  Vice  President,  Carolina  Power & Light  Company and Florida
                                  Power  Corporation,  November  2000 to present;  Senior  Vice  President,
                                  Carolina Power & Light Company,  Energy  Delivery,  July 1997 to November
                                  2000;  Vice  President,  Carolina Power & Light Company,  Western Region,
                                  1995 to July 1997.

*H. William Habermeyer, Jr. 60    President  and  Chief  Executive   Officer,  Florida  Power  Corporation,
                                  November 2000 to present; Vice President, Carolina Power & Light Company,
                                  Western Region, July 1997 to November 2000.



*Bonnie V. Hancock          41    President, Progress Fuels Corporation,  September 2002 to present, Senior
                                  Vice President,  Progress Energy Service Company,  LLC,  November 2000 to
                                  September  2002;   Vice  President,   Carolina  Power  &  Light  Company,
                                  Strategic  Planning,  February 1999 to November 2000;  Vice President and
                                  Controller,  Carolina  Power & Light  Company,  February 1997 to February
                                  1999.

C.S. Hinnant                58    Senior Vice President and Chief Nuclear  Officer,  Carolina Power & Light
                                  Company,  June 1998 to present;  Senior  Vice  President,  Florida  Power
                                  Corporation,  December 2000 to present; Vice President,  Carolina Power &
                                  Light Company, Brunswick Nuclear Plant, April 1997 to June 1998.

Tom D. Kilgore              55    Group  President,  Carolina  Power  &  Light  Company,  November  2000 to
                                  present;  President  and CEO,  Progress  Ventures,  Inc.,  March  2000 to
                                  present;  President and CEO,  Progress Fuels  Corporation,  March 2000 to
                                  September 2002;  Senior Vice  President,  Carolina Power & Light Company,
                                  Power  Operations,  August 1998 to  November  2000;  President  and Chief
                                  Executive  Officer,  Oglethorpe  Power  Corporation,  July 1991 to August
                                  1998.  This  company  provides  power  generation  to 39 of  Georgia's 42 customer-owned Electric Membership Corporations.

*John R. McArthur           47    Senior Vice President,  Progress Energy Service  Company,  LLC,  December
                                  2002 to present;  Vice President,  Progress Energy Service Company,  LLC,
                                  December 2001 to December  2002;  Senior Advisor to Governor Mike Easley,
                                  January  2001 to November  2001;  Manager,  Government  State  Relations,
                                  General Electric, October 1997 to December 2000.

E. Michael Williams         54    Senior  Vice  President,  Florida  Power  Corporation,  November  2000 to
                                  present;  Senior Vice  President,  Carolina Power & Light  Company,  June
                                  2000 to  present.  Before  joining the  Company,  Mr.  Williams  held the position of Vice  President,  Fossil  Generation,  Central and South West
                                  Corp., an investor-owned utility from March 1994 to June 2000.


*Indicates individual is an executive officer of Progress Energy, Inc., but not Carolina Power & Light Company.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


Progress Energy's Common Stock is listed on the New York Stock Exchange. The high and low intra-day stock sales prices for Progress Energy for each quarter for the past two years, and the dividends declared per share are as follows:

2002                  High          Low       Dividends Declared
----                  ----          ---       ------------------

First Quarter        $50.86       $43.01           $0.545
Second Quarter        52.70        47.91            0.545
Third Quarter         51.97        36.54            0.545
Fourth Quarter        44.82        32.84            0.560

2001                  High          Low       Dividends Declared
----                  ----          ---       ------------------

First Quarter        $49.25       $38.78           $0.530
Second Quarter        45.00        40.36            0.530
Third Quarter         45.79        39.25            0.530
Fourth Quarter        45.60        40.50            0.545

The December 31 closing price of the Company's Common Stock was $43.35 for 2002 and $45.03 for 2001.

As of February  28,  2003,  the  Company had 72,380  holders of record of Common
Stock.

Progress Energy holds all 159,608,055 shares outstanding of CP&L common stock and, therefore, no public trading market exists for the common stock of CP&L.

Neither Progress Energy's Articles of Incorporation nor any of its debt obligations contain any restrictions on the payment of dividends. Certain documents restrict the payment of dividends by Progress Energy's subsidiaries.

RESTRICTED STOCK AWARDS:

(a) Securities Delivered. On December 11, 2002, 23,700 restricted shares of the Company's Common Shares were granted to certain key employees pursuant to the terms of the Company's 2002 Equity Incentive Plan (Equity Incentive
     Plan),  which was approved by the  Company's  shareholders  on May 8, 2002.
     Section 9 of the Equity Incentive Plan provides for the granting of Restricted Stock by the Organization and Compensation Committee of the Company's Board of Directors (the Committee) to key employees of the Company, including its Affiliates or any successor, and to outside directors of the Company. The Common Shares delivered pursuant to the Equity Incentive Plan were acquired in market transactions directly for the accounts of the recipients and do not represent newly issued shares of the Company.

(b) Underwriters and Other Purchasers. No underwriters were used in connection with the delivery of Common Shares described above. The Common Shares were delivered to certain key employees of the Company. The Equity Incentive Plan defines "key employee" as an officer or other employee of the Company who is selected for participation in the Equity Incentive Plan.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

PROGRESS ENERGY, INC.

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.

                                                               Years Ended December 31

                                            2002 (a)       2001 (a)          2000 (a)(b)          1999 (a)           1998
                                          -------------   ------------       -------------      --------------    -----------

                                              (dollars in thousands, except per share data)
Operating results
  Operating revenues                    $   7,945,120  $   8,085,380     $     3,768,922     $     3,264,957   $  3,211,552
  Income from continuing
     operations                         $     552,169  $     540,396     $       477,922     $       383,299   $    396,271
Net Income                              $     528,386  $     541,610     $       478,361     $       379,288   $    396,271

Per share data
  Basic earnings
     Income from continuing
        operations                      $        2.54  $        2.64     $          3.04     $          2.58   $       2.75
  Net income                            $        2.43  $        2.65     $          3.04     $          2.56   $       2.75

  Diluted
     Income from continuing
        operations                      $        2.53  $        2.63     $          3.03     $          2.58   $       2.75
     Net income                         $        2.42  $        2.64     $          3.03     $          2.55   $       2.75
  Dividends declared per common
     share                              $       2.195  $       2.135     $         2.075     $         2.015   $      1.955

Assets                                  $  21,352,704  $  20,890,701     $    20,222,792     $     9,493,866   $  8,401,406

Capitalization
  Common stock equity                   $   6,677,009  $   6,003,533     $     5,424,201     $     3,412,647   $  2,949,305
  Preferred stock - redemption
     not required                              92,831         92,831              92,831              59,376         59,376
  Long-term debt, net                       9,747,293      8,618,960           4,903,803           2,161,761      2,126,414
  Current portion of long-term debt           275,397        688,052             184,037             197,250         53,172
  Short-term obligations                      694,850        942,314           4,958,971           1,035,040        488,000
                                          ------------   ------------      --------------      --------------    -----------
    Total capitalization and total debt $  17,487,380  $  16,345,690     $    15,563,843     $     6,866,074   $  5,676,267
                                          ============   ============      ==============      ==============    ===========


(a)  Operating   results  and  balance   sheet  data  have  been   restated  for
     discontinued operations.
(b) Operating results and balance sheet data includes information for FPC since November 30, 2000, the date of acquisition.

CAROLINA POWER & LIGHT COMPANY

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.

                                                             Years Ended December 31

                                           2002             2001            2000 (a)(b)         1999 (b)            1998
                                        -----------      ------------      --------------     -------------      -----------

                                                                     (dollars in thousands)
Operating results
  Operating revenues                  $  3,553,820     $   3,360,161     $     3,528,446    $     3,364,927    $  3,211,552
  Net income                          $    430,932     $     364,231     $       461,028    $       382,255    $    399,238
  Earnings for common stock           $    427,968     $     361,267     $       458,062    $       379,288    $    396,271

Assets                                $  8,974,684     $   9,258,685     $     9,239,486    $     9,494,019    $  8,401,406

Capitalization
  Common stock equity                 $  3,089,115     $   3,095,456     $     2,852,038    $     3,412,647    $  2,949,305
  Preferred stock - redemption
     not required                           59,334            59,334              59,334             59,376          59,376
  Long-term debt, net                    3,048,466         2,698,318           3,133,687          2,161,761       2,126,414
  Current portion of long-term debt              -           600,000                   -            197,250          53,172
  Short-term obligations (c)               437,750           308,448             486,297          1,035,040         488,000
                                        -----------      ------------      --------------     --------------     -----------
  Total capitalization and total debt $  6,634,665     $   6,761,556     $     6,531,356    $     6,866,074    $  5,676,267
                                        ===========      ============      ==============     ==============     ===========


(a) Operating results and balance sheet data do not include information for NCNG, SRS, Monroe Power or PVI subsequent to July 1, 2000, the date CP&L distributed its ownership interest in the stock of these companies to Progress Energy.
(b) Operating results include NCNG results for the period July 15, 1999 to July 1, 2000. Balance sheet data includes NCNG for December 31, 1999.
(c) Includes notes payable to affiliated companies of $47.9 million at December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review the "Risk Factors" section and "SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS" for a discussion of the factors that may impact any such forward-looking statements made herein.

RESULTS OF OPERATIONS
For 2002 as compared to 2001 and 2001 as compared to 2000

In this section, earnings and the factors affecting earnings are discussed. The discussion begins with a general overview, then separately discusses earnings by business segment.

Overview

Progress Energy, Inc. (Progress Energy or the Company) is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), as amended. Progress Energy and its subsidiaries are subject to the regulatory provisions of PUHCA. Progress Energy was formed as a result of the reorganization of Carolina Power & Light Company (CP&L) into a holding company structure on June 19, 2000. All shares of common stock of CP&L were exchanged for an equal number of shares of CP&L Energy, Inc., the newly created holding company. On December 4, 2000, CP&L Energy, Inc. changed its name to Progress Energy, Inc.

The Company acquired Florida Progress Corporation (FPC) on November 30, 2000. The acquisition was accounted for using the purchase method of accounting. As a result, the consolidated financial statements only reflect FPC's operations subsequent to November 30, 2000.

Through its wholly owned regulated subsidiaries, CP&L and Florida Power Corporation (Florida Power), Progress Energy is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. Through the Progress Ventures business segment, Progress Energy is involved in nonregulated generation operations; natural gas exploration and production; coal fuel extraction, manufacturing and delivery; and energy marketing and trading activities. Through the Rail Services business segment, Progress Energy engages in various rail and railcar related services. Through the Other business segment, Progress Energy engages in other nonregulated business areas including telecommunications and holding company operations.

Effective January 1, 2003, CP&L, Florida Power and Progress Ventures, Inc. (PVI) began doing business under the names Progress Energy Carolinas, Inc., Progress Energy Florida, Inc., and Progress Energy Ventures, Inc., respectively. The legal names of these entities have not changed and there is no restructuring of any kind related to the name change. The current corporate and business unit structure remains unchanged.

In 2002, the operations of North Carolina Natural Gas Corporation (NCNG), previously reported in the Other segment, were reclassified to discontinued operations and therefore were not included in the results from continuing operations during the periods reported. See Note 3A to the Progress Energy consolidated financial statements for discussion of the planned divestiture.

Progress  Energy is an integrated  energy  company  located  principally  in the southeast region of the United States. The Company has more than 21,900 megawatts of generation capacity and serves approximately 3.0 million electric and natural gas customers in portions of North Carolina, South Carolina and Florida. CP&L's and Florida Power's utility operations are complementary, as CP&L has a summer peaking demand, while Florida Power has a winter peaking demand. In addition, CP&L's greater proportion of commercial and industrial customers combined with Florida Power's greater proportion of residential customers creates a more balanced customer base. The Company is dedicated to delivering reliable, competitively priced energy.

In 2002, Progress Energy's net income was $528.4 million, a 2.4% decrease from $541.6 million in 2001. Income from continuing operations was $552.2 million and $540.4 million for 2002 and 2001, respectively. The decrease in net income in 2002 is primarily due to:
o $288.7 million of after-tax impairments and other charges (Progress Telecom, Caronet and Interpath Communications, Inc.), estimated impairment on assets held for sale (Railcar Ltd.), and discontinued operations (NCNG) in 2002;
o the rate case settlement of Florida Power (one-time retroactive rate reduction of $21.0 million after tax combined with a 9.25% prospective rate reduction);

o increased operating expenses of $16.7 million after tax at CP&L related to the ice storm in December 2002, and
o increased benefit costs and a lower pension credit, primarily at the electric utilities.

Partially offsetting these items were:
o continued retail customer growth and usage (including weather impacts) at the electric utilities;
o   lower depreciation expense related to the Florida rate case settlement;
o $152.8 million of after-tax impairments and other charges attributable to Strategic Resource Solutions Corp. (SRS) and Interpath Communications, Inc. (Interpath) in 2001;
o impact of the change in market value of contingent value obligations of $28.1 million;
o   lower interest charges primarily at CP&L, and
o   the elimination of goodwill amortization in 2002.

Basic earnings per share from net income decreased from $2.65 per share in 2001 to $2.43 per share in 2002 due to the factors outlined above and also from an increase in the number of shares outstanding resulting from the common stock issuances in 2001 and 2002. See Note 14 to the Progress Energy consolidated financial statements for more information on the Company's common stock.

Net income in 2001 rose $63.2 million or 13.2% when compared to the 2000 net income of $478.4 million. The increase in net income in 2001 is due primarily to a full year of FPC's operations being included in the 2001 results, as FPC contributed net income of $398.3 million for the year ended December 31, 2001. Other factors contributing to the increase in net income in 2001 included increases in tax credits from Progress Energy's share of synthetic fuel facilities, continued customer growth at the electric utilities and decreases in depreciation expense related to CP&L's accelerated cost recovery program. Partially offsetting these increases were impairment and other after-tax charges totaling $152.8 million, primarily attributable to SRS and the Company's investment in Interpath, as well as increases in interest expense, goodwill amortization related to the FPC acquisition and the impact of unfavorable weather. Basic earnings per share decreased from $3.04 per share in 2000 to $2.65 per share in 2001 due to the factors outlined above and also from an increase in the number of shares outstanding resulting from the FPC acquisition and an additional common stock issuance in August 2001.

Electric Segments

The electric segments are primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina by CP&L Electric, and since November 30, 2000, in portions of Florida by Florida Power Electric. CP&L Electric serves an area of approximately 34,000 square miles, with a population of more than 4.0 million. As of December 31, 2002, CP&L Electric provided electricity to approximately 1.3 million customers. Florida Power Electric serves an area of approximately 20,000 square miles, with a population of more than 5.0 million. As of December 31, 2002, Florida Power Electric provided electricity to approximately 1.5 million customers.

The operating results of both electric utilities are primarily influenced by customer demand for electricity, the ability to control costs and regulatory return on equity. Annual demand for electricity is based on the number of customers and their annual usage, with usage largely impacted by weather. In addition, the current economic conditions in the service territories may impact the annual demand for electricity.

CP&L Electric

CP&L Electric contributed net income of $513.1 million, $468.3 million and $373.8 million in 2002, 2001 and 2000, respectively. Included in these amounts are wholesale energy marketing activities and immaterial trading activities, which are managed by Progress Ventures on behalf of CP&L Electric, that contributed net income of $60.0 million, $62.7 million, and $84.0 million in 2002, 2001 and 2000, respectively.

Revenues

CP&L's electric revenues for the years ended December 31, 2002, 2001 and 2000 and the percentage change by year and by customer class are as follows (in millions):

     ---------------------------------------------------------------------------------------------------
     Customer Class                       2002       % Change       2001       % Change        2000
     ---------------------------------------------------------------------------------------------------
     Residential                          $1,241       7.7%         $1,152        3.5%        $1,113
     Commercial                              832       6.0             785        5.9            741
     Industrial                              645      (1.4)            654       (3.7)           679
     Governmental                             78       4.0              75       (1.3)            76
                                      -------------             -------------              -------------
         Total Retail Revenues             2,796       4.9           2,666        2.2          2,609
     Wholesale                               651       2.7             634        9.9            577
     Unbilled                                 15        -             (32)         -              51
     Miscellaneous                            77       1.3              76        7.0             71
                                      -------------             -------------              -------------
         Total Electric Revenues          $3,539       5.8%         $3,344        1.1%        $3,308
     ---------------------------------------------------------------------------------------------------

CP&L's electric energy sales for 2002, 2001 and 2000 and the percentage change by year and by customer class are as follows (in thousands of mWh):

     ---------------------------------------------------------------------------------------------------
              Customer Class              2002       % Change       2001        % Change       2000
     ---------------------------------------------------------------------------------------------------
     Residential                          15,239       6.0%          14,372       2.0%        14,091
     Commercial                           12,468       4.1           11,972       4.7         11,432
     Industrial                           13,089      (1.8)          13,332      (7.7)        14,446
     Governmental                          1,437       1.0            1,423        -           1,423
                                      -------------             --------------             -------------
         Total Retail Energy Sales        42,233       2.8           41,099      (0.7)        41,392
     Wholesale                            15,024      15.6           12,996     (10.9)        14,582
     Unbilled                                270        -              (534)       -             679
                                      -------------             --------------             -------------
         Total mWh sales                  57,527       7.4%          53,561      (5.5%)       56,653
     ---------------------------------------------------------------------------------------------------

CP&L's electric revenues increased $195.2 million from 2001 to 2002. During 2002, residential and commercial sales reflected continued growth in the number of customers served by CP&L Electric, with approximately 26,000 new customers in 2002. Sales of energy and revenue increased in 2002 compared to 2001 for all customer classes except industrial. Increases in retail sales of $129.9 million and wholesale sales of $16.9 million were also driven by favorable weather during 2002 when compared to 2001. Wholesale sales growth was partially offset by price declines in the wholesale market.

Downturns in the economy during 2001 and continuing into 2002 impacted energy usage throughout most of the industrial customer class. Total industrial revenue declined during 2002 by $9.1 million and during 2001 by $25.0 million as the number of industrial customers decreased due to a slowdown in the textile industry, as well as a decrease in usage in the chemical industry.

Compared to 2000, 2001 residential and commercial revenues reflected continued growth in the number of customers served by CP&L Electric partially offset by milder weather in 2001. CP&L Electric added over 30,500 new customers in 2001.
Milder weather in 2001 accounted for a decrease in retail revenue of $63.0 million for the year compared to 2000. Total kWh sales to wholesale customers decreased in 2001 from 2000 primarily due to mild weather. However, revenues from wholesale customers increased in 2001 over 2000 due to the establishment of new long-term contracts and the receipt of a termination payment on a long-term contract in December 2001.

Expenses

CP&L Electric's fuel expense increased $114.1 million in 2002, when compared to $647.3 million in 2001, primarily due to an 8.2% increase in generation with a higher percentage of generation being produced by combustion turbines, which have higher fuel costs. CP&L Electric's fuel expense increased $19.8 million in 2001 compared to $627.5 million in 2000 primarily due to increases in the price of coal, partially offset by decreases in generation.

For 2002, purchased power decreased $6.1 million, when compared to $353.6 million in 2001, mainly due to decreases in price and volume purchased. For 2001, purchased power increased $28.2 million when compared to $325.4 million in 2000 mainly due to favorable market conditions in the first quarter of 2001.

Fuel expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

CP&L Electric's total operations and maintenance expenses increased $91.0 million in 2002 when compared to $701.7 million in 2001 primarily due to storm costs of $27.2 million (see below), a lower pension credit of $6.0 million, the establishment of an inventory reserve of $10.5 million for materials that have no future benefit, increased salaries and benefits and other increases in maintenance and outage support. CP&L Electric's operations and maintenance expenses decreased $24.6 million in 2001 when compared to $726.3 million in 2000, primarily due to the absence of restoration costs associated with the severe winter storm and record-breaking snowfall in January 2000, as well as cost control efforts. These amounts were partially offset by increases in planned nuclear outage costs and transmission expenses in 2001.

A major ice storm struck central North Carolina on December 4, 2002. As a result of the storm, up to 464,000 (35%) customers in CP&L Electric's service area were without power. Restoration included more than 3,500 line, service and tree personnel from 19 states. The outages resulted in $27.2 million of increased operations and maintenance costs and $27.8 million of increased capital costs.

Depreciation and amortization expense increased $1.9 million in 2002 when compared to $521.9 million in 2001 and decreased $176.7 million in 2001 when compared to $698.6 million in 2000. CP&L Electric's accelerated cost recovery program for nuclear generating assets allows flexibility in recording accelerated depreciation expense. CP&L Electric recorded $52.8 million of accelerated depreciation expense in 2002 and $75.0 million in 2001. The year-over-year favorability was offset by additional depreciation recognized in 2002, as compared to 2001, on new assets that were placed in service during 2002. In 2000, as approved by regulators, CP&L Electric recorded $275.0 million of depreciation expense under the accelerated cost recovery program. See Note 1G to the Progress Energy consolidated financial statements for additional information about this program.

Net interest expense decreased $29.9 million in 2002, when compared to $241.4 million in 2001, due primarily to reduced debt and lower interest rates. Net interest expense increased $19.6 million in 2001, when compared to $221.9 million in 2000, primarily due to higher debt balances used to fund construction programs.

In accordance with an SEC order under PUHCA, effective in 2002, tax benefits not related to acquisition interest expense that were previously held unallocated at the holding company must be allocated to the profitable subsidiaries. As a result, $34.1 million of the tax benefit that was previously held at the holding company, included in the Other segment, was allocated to CP&L Electric in 2002. The allocation has no impact on the Company's consolidated tax expense or net income. Other fluctuations in income taxes are primarily due to changes in pre-tax income.

Florida Power Electric

The results shown in the Progress Energy consolidated financial statements for the Florida Power Electric segment include operating results since the date of acquisition, November 30, 2000. Therefore, 2002 and 2001 include full years of operations, while 2000 includes only one month. As a result, the 2000 results of operations are not comparable to 2001.

Florida Power Electric contributed income of $322.6 million and $309.6 million for the years ended December 31, 2002 and 2001, respectively, and $21.8 million for the month of December 2000. Included in these amounts are wholesale energy marketing activities and immaterial trading activities, which are managed by Progress Ventures on behalf of Florida Power Electric, that contributed net income of $13.0 million and $24.0 million for the years ended December 31, 2002 and 2001, respectively, and $1.7 million for the month of December 2000.

Florida Power Electric's earnings in 2002 were affected by the outcome of the Florida Power rate case settlement, which included a one-time retroactive revenue refund of $35.0 million ($21.0 million after tax), a decrease in retail rates of 9.25% (effective May 1, 2002), which resulted in an additional $79.5 million decline in revenues, and an estimated revenue sharing refund of $4.7 million. These revenue declines were partially offset by $78.2 million of lower depreciation and amortization pursuant to the rate case and increased service revenue rates. See Note 15B to the Progress Energy consolidated financial statements for further discussion of the rate case settlement.

A comparison of the results of operations of Florida Power Electric for the past three years follows.

Revenues

Florida Power's electric revenues for the years ended December 31, 2002, 2001 and 2000 and the percentage change by year and by customer class, as well as the impact of the rate case settlement on revenue, are as follows (in millions):

     ------------------------------------------------------------------------------------------------
     Customer Class                         2002      % Change       2001      % Change    2000 (a)
     ------------------------------------------------------------------------------------------------
     Residential                             $1,645      0.1%          $1,643    11.3%        $1,476
     Commercial                                 731     (3.1)             754    13.9            662
     Industrial                                 211     (5.4)             223     5.2            212
     Governmental                               173     (1.7)             176    15.8            152
     Revenue Sharing Refund                      (5)      -                 -      -               -
     Retroactive Retail Rate Refund             (35)      -                 -      -               -
                                          ----------              ------------            -----------
         Total Retail Revenues                2,720     (2.7)           2,796    11.8          2,502
     Wholesale                                  230    (20.1)             288     4.3            276
     Unbilled                                    (3)      -              (22)      -              18
     Miscellaneous                              115    (23.8)             151    98.7             76
                                          ----------              ------------            -----------
         Total Electric Revenues             $3,062     (4.7)%         $3,213    11.9%        $2,872
     ------------------------------------------------------------------------------------------------
          (a)  Florida  Power  electric  revenues are included in the  Company's results  of  operations  since  November  30,  2000,  the date of acquisition.  Florida  Power  Electric's  full year of revenue is included for comparative purposes only.

Florida Power's electric energy sales for the years ended December 31, 2002, 2001 and 2000 and the percentage change by year and by customer class are as follows (in thousands of mWh):

     ------------------------------------------------------------------------------------------------
     Customer Class                         2002      % Change       2001      % Change    2000 (b)
     ------------------------------------------------------------------------------------------------
     Residential                             18,754      6.5%          17,604     2.9%        17,116
     Commercial                              11,420      3.2           11,061     2.3         10,813
     Industrial                               3,835     (1.0)           3,872    (8.9)         4,249
     Governmental                             2,850      4.5            2,726     2.7          2,654
                                          ----------              ------------            -----------
         Total Retail Energy Sales           36,859      4.5           35,263     1.2         34,832
     Wholesale                                4,180    (11.4)           4,719    (9.4)         5,209
     Unbilled                                     5       -              (511)      -            344
                                          ----------              ------------            -----------
         Total mWh sales                     41,044      4.0%          39,471    (2.3%)       40,385
     ------------------------------------------------------------------------------------------------
          (b)  Florida Power electric energy sales are included in the Company's results  of  operations  since  November  30,  2000,  the date of acquisition.  Florida  Power  Electric's  full  year of  sales is included for comparative purposes only.

Florida Power electric revenues decreased $151.1 million from 2001 to 2002. The revenue declines were driven by the $119.2 million impact of the rate case, mentioned previously. Additionally, wholesale revenues declined $58.1 million, driven primarily by a contract that was not renewed. Year-over-year comparisons were also unfavorably impacted by the recognition of $63.0 million of revenue deferred from 2000 to 2001. Partially offsetting the unfavorable revenue impacts was growth in the residential (approximately 29,000 additional customers) and commercial (approximately 4,000 additional customers) customer classes.
Additional offsets included weather conditions, primarily a warmer than normal summer in 2002, and an increase in other service revenue, resulting primarily from increased rates allowed under the rate case settlement, along with higher transmission wheeling revenues.

Residential and commercial sales increased in 2001 and reflect continued growth in the number of customers served by Florida Power Electric, partially offset by milder weather and a downturn in the economy. Florida Power Electric added over 35,000 new customers in 2001. Industrial sales declined in 2001 due to weakness in the manufacturing sector and phosphate industry, which were affected by the economic downturn. Sales to wholesale customers decreased for 2001, primarily due to the mild weather.

Expenses

Fuel used in generation and purchased power was $1.37 billion for the year ended December 31, 2002, a decrease of $58.8 million from 2001. The decrease is primarily due to a lower recovery of fuel expense that resulted from a mid-course correction of Florida Power Electric's fuel cost recovery clause, as part of the rate settlement, and lower purchased power costs, partially offset by an increase in coal prices and volume from high system requirements. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results. Fuel used in generation and purchased power was $1.43 billion for the year ended December 31, 2001 and $94.8 million for the one month of 2000.

Operations and maintenance expense increased $85.1 million in 2002 when compared to $487.1 million in 2001, due primarily to a reduced pension credit of $30.8 million, increased costs related to the Commitment to Excellence program of $11.3 million, and an increase in other salary and benefit costs of $21.5 million related partially to increased medical costs. The Commitment to Excellence program was initiated in 2002 to improve service and reliability. Operations and maintenance expense was $152.7 million for the one month of 2000 and included merger-related charges.

Depreciation and amortization expense decreased $158.1 million in 2002 when compared to $453.0 million in 2001. In addition to the depreciation and amortization reduction of approximately $79.0 million related to the rate case, depreciation declined an additional $97.0 million related to accelerated amortization on the Tiger Bay regulatory asset, which was created as a result of the early termination of certain long-term cogeneration contracts. See Note 15B to the Progress Energy consolidated financial statements for further detail on the rate case. Florida Power Electric amortizes the regulatory asset according to a plan approved by the Florida Public Service Commission in 1997 and plans to fully amortize the asset by the end of 2003. In 2001, $97.0 million of accelerated amortization was recorded on the Tiger Bay regulatory asset, of which $63.0 million was associated with deferred revenue from 2000 and had no impact on 2001 earnings. Depreciation and amortization expense was $28.9 million for the one month of 2000.

In 2002, $19.9 million of the tax benefit that was previously held at the Company's holding company (see earlier discussion in the CP&L Electric segment), was allocated to Florida Power Electric. Other fluctuations in income taxes are primarily due to changes in pretax income.

Diversified Businesses

The Company's diversified businesses consist primarily of the Progress Ventures segment, the Rail Services segment, and Progress Telecom, Caronet, SRS and holding company operations, which are in the Other segment and are explained in more detail below.

Progress Ventures

Progress Ventures contributed segment income of $271.1 million and $288.7 million for 2002 and 2001, respectively. These amounts included wholesale energy marketing and immaterial trading net income of $73.0 million and $86.7 million in 2002 and 2001, respectively, that Progress Ventures managed on behalf of the utilities. Due to the creation of Progress Ventures in 2000 and the acquisition of Progress Fuels' subsidiaries through the FPC acquisition, the results of operations for the Progress Ventures segment are not comparable between 2001 and 2000.

The Progress Ventures segment operations include nonregulated generation operations; natural gas exploration and production; coal fuel extraction, manufacturing and delivery; and energy marketing and limited trading activities on behalf of the utility operating companies as well as for its nonregulated plants. Progress Ventures' results for 2002 were impacted unfavorably by the weak energy market and lower synthetic fuel sales, offset partially by additional earnings from placing in service additional nonregulated generation plants and the purchase of Westchester Gas Company.

Progress Ventures' nonregulated generation operations generated net income of $34.7 million and $4.3 million in 2002 and 2001, respectively. In 2001, the operations included one merchant plant with a 315-megawatt capacity. In 2002, a plant was transferred from the CP&L Electric regulated segment to Progress Ventures, one operational plant was purchased from LG&E Energy Corporation (LG&E. See Note 2A to the Progress Energy consolidated financial statements), and one additional plant was placed into service upon completion of construction. At the end of 2002, plants with 1,554 megawatts of capacity were operational. This increase in capacity drove the increase in net income. The earnings potential of the increased capacity was partially offset by the general softness in the energy market in 2002. The Company has contracts representing 63%, 69%, and 25% of planned production capacity for 2003 through 2005, respectively. The 2005 decline results from the expiration of four contracts. The Company is actively pursuing opportunities with the current customers and other potential customers.

Progress Ventures' subsidiary, MPC Generating, LLC, had two tolling agreements for output on one of its units with Dynegy, Inc. through June 2008. The contracts with Dynegy were terminated in December 2002. The Company expects to recognize a gain in connection with the termination in the first quarter of 2003 if certain related contingencies are resolved, but does not currently have a customer for the output of the 160 megawatt unit.

In 2001, Progress Ventures' natural gas exploration and production operations included the operations of Mesa Hydrocarbons, Inc. (Mesa), which owns natural gas reserves and operates wells in Colorado and sells natural gas. In 2002, it also included similar operations of Westchester Gas Company. See Note 2B to the Progress Energy consolidated financial statements for discussion of the Westchester Gas Company acquisition. These gas operations generated net income of $9.6 million and $5.3 million in 2002 and 2001, respectively. Westchester Gas Company produced 5.8 million cubic feet of gas in 2002, which represented 49% of the combined production for the year. This increased production drove the earnings increase from 2001 to 2002.

Progress Ventures' coal fuel extraction, manufacturing and delivery operations generated net income of $166.4 million and $198.4 million in 2002 and 2001, respectively. The Progress Ventures coal group produced and sold 11.2 million and 13.3 million tons of synthetic fuel in 2002 and 2001. The production and sale of the synthetic fuel from these facilities generate operating losses, but qualify for tax credits under Section 29 of the Internal Revenue Code, which more than offset the effects of such losses. See "Synthetic Fuels " under OTHER MATTERS below for additional discussion of these tax credits. The sales resulted in tax credits of $291.0 million and $349.3 million being recognized in 2002 and 2001, respectively. The Company is pursuing selling a portion of the synthetic fuel operations.

Progress Ventures' energy marketing and trading operations generated net income of $69.1 million and $86.7 million in 2002 and 2001, respectively. This group focuses on marketing and selling wholesale power and limited financial trading. Wholesale marketing generated $77.2 million and $90.2 million of the group's earnings in 2002 and 2001, respectively. The earnings reductions from 2001 to 2002 are mainly attributable to reduced margins for wholesale electric sales. This group also manages financial trades of power. Financial trades generated net losses of $8.1 million and $3.5 million in 2002 and 2001, respectively, including associated overhead costs. The primary driver of the increased loss in 2002 was the higher overhead associated with the plan to grow the marketing and trading activities; however, the Company recently announced plans to reduce the scope of its trading activities.

Rail Services

Rail Services' operations represent the activities of Progress Rail Services Corporation (Progress Rail) and include railcar and locomotive repair, trackwork, rail parts reconditioning and sales, scrap metal recycling, railcar leasing and other rail related services. Rail Services' results for the year ended December 31, 2001, included Rail Services' cumulative revenues and net loss from the date of acquisition, November 30, 2000, because Rail Services had been held for sale from the date of acquisition through the second quarter of 2001.

Rail Services contributed net losses of $41.7 million and $12.1 million for the years ended December 31, 2002 and 2001, respectively. The net loss in 2002 includes a $40.1 million after-tax estimated impairment on assets held for sale related to Railcar Ltd., a leasing subsidiary of Progress Rail. The Company intends to sell the assets of Railcar Ltd. in 2003 and has reported these assets as assets held for sale. See Note 3B to the Progress Energy consolidated financial statements for discussion of this planned divestiture. Rail Services' results for both years were affected by a downturn in the overall economy, decreases in rail service procurement by major railroads and a downturn in the domestic scrap market. Rail Services' 2002 results were favorably impacted by aggressive cost cutting, new business opportunities and restructuring initiatives.

An SEC order approving the merger of FPC requires the Company to divest of Rail Services by November 30, 2003. The Company is actively pursuing alternatives, but does not expect to find the right divestiture opportunity by that date. Therefore, the Company plans to seek an extension from the SEC.

Other

Progress Energy's Other segment primarily includes the operations of SRS, Progress Telecom and Caronet. The results of NCNG have been excluded from the Other segment because of its classification as a discontinued operation. This segment also includes other nonregulated operations of CP&L and FPC, as well as holding company results and consolidation and elimination adjustments. The Other segment had a net loss from continuing operations of $439.9 million and $427.4 million in 2002 and 2001, respectively, and net income from continuing operations of $42.6 million in 2000. The increase in the net loss in 2002 was primarily related to impairments and other charges in the telecommunications group and the reallocation of favorable income tax benefits to other segments. These charges are partially offset by the elimination of goodwill amortization of $89.7 million and the favorable impact of the contingent value obligations, which are discussed below. The decrease in earnings for 2001 when compared to 2000 is primarily due to after-tax charges of $148.1 million from the assessment of the recoverability of the Interpath investment and certain assets in the SRS subsidiary, increases in after-tax interest expense for holding company debt of $159.0 million and goodwill amortization of $82.7 million resulting from the acquisition of FPC. In addition, the Other segment net income in 2000 includes a $121.1 million after-tax gain on sale of assets, as described more fully below.

SRS was engaged in software sales and energy services to help industrial, commercial and institutional customers manage energy costs. In 2002, SRS refocused the business on energy services in the southeastern United States and consolidated remaining operations with other retail activities. SRS net losses, excluding after-tax impairments and other charges discussed below, were $13.3 million, $7.2 million and $0.8 million for 2002, 2001 and 2000, respectively. The earnings decline from 2001 to 2002 resulted from a $3.8 million loss on the sale of the assets of several divisions and from increased legal fees. Due to the historical losses at SRS and the decline of the market value for technology companies, a valuation study was obtained to help assess the recoverability of SRS's long-lived assets in 2001. Based on this assessment, an after-tax asset impairment and other charges (primarily legal expenses) totaling $40.7 million were recorded in 2001. See Note 7 to the Progress Energy consolidated financial statements for further information on this impairment and other charges. In addition, the Company recorded after-tax investment impairments of $4.9 million for other-than-temporary declines in certain investments of SRS in 2001.

Progress Telecom and Caronet had combined net losses of $229.0 million and $110.4 million for 2002 and 2001, respectively. In 2000, Caronet combined with one month of Progress Telecom contributed net income of $79.9 million.

Progress Telecom and Caronet provide broadband capacity services, dark fiber and wireless services in Florida and the eastern United States. Due to the decline of the telecommunications industry and continued operating losses, the Company obtained a valuation study in 2002 to assess the recoverability of Progress Telecom's and Caronet's long-lived assets. Based on these valuation studies, the Company recorded an after-tax impairment of $190.4 million and other related after-tax charges, primarily inventory adjustments, of $18.1 million. See Note 7A to the Progress Energy consolidated financial statements for further information on this impairment and other charges.

Effective June 28, 2000, Caronet contributed the net assets used in its application service provider business to a newly formed company named Interpath Communications, Inc. (Interpath). In May 2002, Interpath merged with a third party, diluting Caronet's ownership interest from 35% to 19% and reduced the voting interest from 15% to 7%. The Company obtained valuation studies in 2001 and again in 2002, after the merger of Interpath. As a result of these valuation studies, the Company recorded impairments for other-than-temporary declines in the fair value of its investment in Interpath of $16.3 million and $102.4 million in 2002 and 2001, respectively. See Note 7B to the Progress Energy consolidated financial statements for further information on this impairment.

In 2000, Caronet sold its 10% limited partnership interest in BellSouth Carolinas PCS, resulting in an after-tax gain of $121.1 million. See Note 3D to the Progress Energy consolidated financial statements for further details on the sale.

Excluding the impairments, other charges and the gain on the sale of the limited partnership interest discussed above, Progress Telecom and Caronet had combined remaining losses of $4.2 million, $8.0 million and $41.2 million for 2002, 2001 and 2000, respectively. Lower depreciation resulting from the write-down of impaired assets contributed to the decrease in the remaining loss from 2002 to 2001. The reduction in the remaining loss in 2001, when compared to 2000, results from the removal of the Interpath operations.

The Other segment also includes Progress Energy's holding company results. As part of the acquisition of FPC, goodwill of approximately $3.6 billion was recorded, and amortization of $89.7 million in 2001 and $7.0 million in 2000 was included in the Other segment. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, the Company no longer amortizes goodwill. At December 31, 2002, the Company had approximately $3.7 billion of unamortized goodwill. See Note 6 to the Progress Energy consolidated financial statements for more details on goodwill.

Net pre-tax interest charges in the Other segment were $270.2 million, $253.1 million and $5.2 million, for 2002, 2001 and 2000, respectively. The increase in 2002, when compared to 2001, was primarily related to increased debt associated with the purchase of generating plants. This was partially offset by lower interest rates and $18.9 million of interest capitalization in 2002 related to the building of the nonregulated generating plants. The increase in interest from 2000 to 2001 was primarily related to the debt used to finance the acquisition of FPC.

According to an SEC order under PUHCA, Progress Energy's tax benefit not related to acquisition interest expense is to be allocated to profitable subsidiaries. Therefore, the tax benefit that was previously held in the holding company, included in the Other segment, was allocated to the profitable subsidiaries effective with 2002. The allocation has no impact on consolidated tax expense or earnings. However, in 2002, the allocation increased the Other segment's tax expense $55.4 million with offsetting decreases in other segments (primarily CP&L Electric and Florida Power Electric).

Progress Energy issued 98.6 million contingent value obligations (CVOs) in connection with the FPC acquisition. Each CVO represents the right to receive contingent payments based on the performance of four synthetic fuel facilities owned by Progress Energy. The payments, if any, are based on the net after-tax cash flows the facilities generate. At December 31, 2002, 2001 and 2000, the CVOs had a fair market value of approximately $13.8 million, $41.9 million and $40.4 million, respectively. Progress Energy recorded an unrealized gain of $28.1 million for the year ended December 31, 2002, an unrealized loss of $1.5 million for the year ended December 31, 2001 and an unrealized gain of $8.9 million for the month ended December 31, 2000, to record the changes in fair value of CVOs, which had average unit prices of $0.14, $0.43 and $0.41 at December 31, 2002, 2001 and 2000, respectively.

Discontinued Operations

In 2002, the Company approved the sale of NCNG to Piedmont Natural Gas Company, Inc. As a result of this action, the operating results of NCNG were reclassified to discontinued operations for all reportable periods. Progress Energy expects to sell NCNG for net proceeds of approximately $400 million, which results in an estimated after-tax loss on the sale of the assets of $29.4 million, including the impact of interest expense allocated to NCNG, as discussed in Note 3A to the Progress Energy consolidated financial statements.

Application of Critical Accounting Policies and Estimates

The Company prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States. In doing so, certain estimates were made that were critical in nature to the results of operations. The following discusses those significant estimates that may have a material impact on the financial results of the Company and are subject to the greatest amount of subjectivity. Senior management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company's Board of Directors.

Utility Regulation

The Company's regulated utilities segments are subject to regulation that sets the prices (rates) the Company is permitted to charge customers based on the costs that regulatory agencies determine the Company is permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by a nonregulated company. This ratemaking process results in deferral of expense recognition and the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework in each state in which the Company operates, a significant amount of regulatory assets has been recorded. The Company continually reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future. Additionally, the state regulatory agencies often provide flexibility in the manner and timing of the depreciation of property, nuclear decommissioning costs and amortization of the regulatory assets. Note 15 to the Progress Energy consolidated financial statements provides additional information related to the impact of utility regulation on the Company.

Asset Impairments

The Company evaluates the carrying value of long-lived assets for impairment whenever indicators exist. Examples of these indicators include current period losses combined with a history of losses, or a projection of continuing losses, or a significant decrease in the market price of a long-lived asset group. If an indicator exists, the asset group held and used is tested for recoverability by comparing the carrying value to the sum of undiscounted expected future cash flows directly attributable to the asset group. If the asset group is not recoverable through undiscounted cash flows or if the asset group is to be disposed of, an impairment loss is recognized for the difference between the carrying value and the fair value of the asset group. A high degree of judgment is required in developing estimates related to these evaluations and various factors are considered, including projected revenues and costs and market conditions.

During 2002, the Company recorded pre-tax long-lived asset impairments of $305.0 million related to its telecommunications business. See Note 7A to the Progress Energy consolidated financial statements for further information on this impairment and other charges. The fair value of these assets was determined using an external valuation study heavily weighted on a discounted cash flow methodology and using market approaches as supporting information. However, if the telecommunications market continues to deteriorate, the Company's telecommunications-related assets may be further adversely affected.

The Company also continually reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary. During 2002 and 2001, the Company recorded pre-tax impairments to the cost method investment in Interpath of $25.0 million and $156.7 million, respectively. The fair value of this investment was determined using an external valuation study heavily weighted on a discounted cash flow methodology and using market approaches as supporting information. These cash flows include numerous assumptions including the pace at which the telecommunications market will rebound. In the fourth quarter of 2002, the Company sold its remaining interest in Interpath for a nominal amount.

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill be tested for impairment at least annually and more frequently when indicators of impairment exist. See Note 6 to the Progress Energy consolidated financial statements for further detail on goodwill. Accounting standards require a two step goodwill impairment test. The first step, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss if step one indicates a potential impairment, compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill.

The Company completed the initial transitional goodwill impairment test, which indicated that the Company's goodwill was not impaired as of January 1, 2002. In addition, the Company performed the annual goodwill impairment test for CP&L Electric and Florida Power Electric during 2002, which indicated that the Company's goodwill was not impaired. In connection with the pending sale of NCNG, the Company reviewed the carrying value of NCNG, including goodwill, as discussed in Note 3A to the Progress Energy consolidated financial statements.

During 2002, the Company completed the acquisition of two electric generating projects, Walton County Power, LLC and Washington County Power, LLC. The acquisitions resulted in goodwill of $64.1 million. The Company has completed the purchase price allocation and will perform the annual goodwill impairment test in the first quarter of 2003. During 2002, the Company also acquired Westchester Gas Company. The purchase price has been preliminarily allocated to fixed assets including oil and gas properties, based on the preliminary fair values of the assets acquired. The purchase price allocation for this acquisition will be finalized in the second quarter of 2003, and if any of the purchase price is ultimately allocated to goodwill, an annual goodwill impairment test will be performed at that time.

Synthetic Fuels Tax Credits

Progress Energy, through the Progress Ventures business unit, produces synthetic fuel from coal fines. The production and sale of the synthetic fuel qualifies for tax credits under Section 29 of the Internal Revenue Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the feedstock used to produce such synthetic fuel. Any synthetic fuel tax credit amounts not utilized are carried forward indefinitely and are included in deferred taxes on the accompanying Consolidated Balance Sheet. See Note 20 to the Progress Energy consolidated financial statements for further information on the synthetic fuel tax credits. All of Progress Energy's synthetic fuel facilities have received private letter rulings from the Internal Revenue Service (IRS) with respect to their operations. These tax credits are subject to review by the IRS, and if Progress Energy fails to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows.

Pension and Other Postretirement Benefits

The Company's reported costs of providing pension and other postretirement benefits (described in Note 18 to the Progress Energy consolidated financial statements), primarily health benefits, are dependent on numerous factors resulting from actual plan experience and assumptions of future experience. For example, such costs are impacted by employee demographics, changes made to plan provisions, and key actuarial assumptions such as rates of return on plan assets, discount rates used in determining benefit obligations and annual costs and, for other postretirement benefits, medical trend rates.

Due to a decline in market interest rates for high-quality (AAA/AA) debt securities, which are used as the benchmark for setting the discount rate, the Company lowered the discount rate to 6.60% at December 31, 2002, which will increase the 2003 benefit costs recognized. In addition, the continuing declines in the equity markets have adversely affected the fair value of plan assets, which will also increase the benefit costs recognized in 2003. Evaluations of the effects of these factors has not been completed, but the Company estimates that 2003 total cost for pension and other postretirement benefits will increase by approximately $40 million over the amount recorded in 2002, due in large part to these factors. The majority of that increase has been anticipated and reflected in the Company's budgeting/forecasting process. Recoveries in the level of interest rates and equity markets would, correspondingly, have positive effects on future years' benefit cost recognition.

The Company has substantial pension plan assets, with a fair value of approximately $1.4 billion at December 31, 2002. The Company's expected rate of return on pension plan assets has been, and will continue to be for the foreseeable future, 9.25%. Under the accounting standard for pension accounting, the expected rate of return used in pension cost recognition is a long-term rate of return; therefore, the Company would only adjust that return if its fundamental assessment of the debt and equity markets changes or its investment policy changes significantly. The Company continues to believe that its pension plan's investment mix supports the long-term rate of 9.25% being used. The Company did not increase the expected long-term rate of return in response to the abnormally high market return levels of the latter 1990's and does not believe it is appropriate to adjust the rate downward because of recent market declines. A 0.25% change in the expected rate of return for 2002 would have changed 2002 pension cost by approximately $4.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Progress Energy is a registered holding company and, as such, has no operations of its own. The ability to meet its obligations is primarily dependent on the earnings and cash flows of its two electric utilities and the ability of those subsidiaries to pay dividends or repay funds to Progress Energy.

The cash requirements of Progress Energy arise primarily from the capital-intensive nature of its electric utility operations as well as the expansion of its diversified businesses, primarily those of the Progress Ventures segment.

Progress Energy relies upon its operating cash flow, generated primarily by its two regulated electric utility subsidiaries, commercial paper facilities and its ability to access long-term capital markets for its liquidity needs. Since a substantial majority of Progress Energy's operating costs are related to its two regulated electric utilities, a significant portion of these costs are recovered from customers through fuel and energy cost recovery clauses.

During 2003, the Company expects to realize approximately $400 million of net cash proceeds from the sale of NCNG. The Company also expects to receive between $100 million and $300 million of proceeds through the sale of common stock issued through the Progress Energy Direct Stock Purchase and Dividend Reinvestment Plan, and its 401(k) Savings and Stock Ownership Plan.

Progress Energy's cash from operations and common stock issuance proceeds in 2003 are expected to fund its capital expenditures. Progress Energy expects to use the proceeds from the sale of NCNG to reduce indebtedness then outstanding. To the extent necessary, incremental borrowings or commercial paper issuances may also be used as a source of liquidity.

Progress Energy forecasts its liquidity resources to be sufficient to fund its current business plans. Risk factors associated with commercial paper backup credit facilities and credit ratings are discussed below as well as in the Company's SEC filings.

The following discussion of Progress Energy's liquidity and capital resources is on a consolidated basis.

Cash Flows from Operations

Cash from operations is the primary source used to meet operating requirements and capital expenditures. Total cash from operations for 2002 was $1.6 billion, up $175 million from 2001.

The increase in cash from operating activities for 2001 when compared with 2000 is largely the result of the November 30, 2000, acquisition of FPC. The 2000 results reflected one month's cash from operations of FPC.

Progress Energy's two electric utilities produced approximately 112% of consolidated cash from operations in 2002. It is expected that the two electric utilities will continue to produce a majority of the consolidated cash flows from operations over the next several years as its nonregulated investments, primarily generation assets, are placed into service and begin generating operating cash flows. In addition, Progress Ventures' synthetic fuel operations do not currently produce positive operating cash flow primarily due to the difference in timing of when tax credits are recognized for financial reporting purposes and when tax credits are realized for tax purposes.

Total cash from operations provided the funding for approximately 72% of the Company's property additions, nuclear fuel expenditures and diversified business property additions during 2002. The remaining funds were obtained through debt and equity issuances by Progress Energy as discussed below. Progress Energy expects its operating cash flow to exceed its projected capital expenditures beginning in 2004.

Investing Activities

Cash used in investing activities was $2.2 billion in 2002, up approximately $556 million when compared with 2001. The increase is due primarily to the expansion of PVI's generation portfolio. In February 2002, PVI purchased two generating projects from LG&E Energy Corp. for approximately $350 million.

Cash used in investing was $1.7 billion in 2001, up $663 million when compared with 2000 after adjusting for the acquisition of Florida Progress. The increase is due primarily to the expansion of PVI's generation portfolio and the absence of proceeds from the sale in 2000 of the BellSouth Carolinas PCS limited partnership interest.

Capital expenditures for Progress Energy's regulated electric operations were $1.2 billion or approximately 55% of consolidated capital expenditures in 2002. As shown in the table below, the Company anticipates that the proportion of nonregulated capital spending to total capital expenditures will decrease substantially in 2003 when compared with 2002. The decrease reflects the expected completion of PVI's nonregulated generation portfolio by the summer of 2003. Progress Energy expects the majority of its capital expenditures to be incurred at its regulated operations.

         (Dollars in millions):
                                            Actual                           Forecasted
                                         -----------      ------------------------------------------------
                                            2002             2003              2004               2005
                                         -----------      ------------     --------------      -----------
    Regulated capital expenditures          $ 1,174           $ 1,100            $ 1,050          $ 1,040
    Nuclear fuel expenditures                    81               120                100              120
    AFUDC - borrowed funds                       (8)              (20)               (20)             (20)
    Nonregulated capital expenditures           935               290                110              110
                                         -----------      ------------     --------------      -----------
         Total                              $ 2,182           $ 1,490            $ 1,240          $ 1,250
                                         ===========      ============     ==============      ===========

Regulated capital expenditures in the table above include total expenditures from 2003 through 2005 of approximately $147 million expected to be incurred at regulated fossil-fueled electric generating facilities to comply with Section 110 of the Clean Air Act, referred to as the NOx SIP Call.

On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. CP&L expects its capital costs to meet these emission targets will be approximately $813 million by 2013. For the years 2003 through 2005, the Company expects to incur approximately $258 million of total capital costs associated with this legislation, which is included in the table above. See Note 24 to the Progress Energy consolidated financial statements and "Current Regulatory Environment" under OTHER MATTERS below for more information on this legislation.

CP&L has determined that its external funding levels do not fully meet the nuclear decommissioning financial assurance levels required by the U.S. Nuclear Regulatory Commission. The funding levels have been adversely affected by the recent declines in the equity markets. The total shortfall is approximately $95 million (2010 dollars) for Robinson Unit No. 2, $82 million (2016 dollars) for Brunswick Unit No. 1 and $99 million (2014 dollars) for Brunswick Unit No. 2. CP&L is currently evaluating the alternatives for meeting the financial assurance requirements, which primarily include increasing annual deposits to the external trust by an estimated $18.8 million annually or obtaining a parent company guarantee. The funding status for these facilities would be positively affected by a recovery in the equity markets and by the approval of license extension applications. See Note 1H to the Progress Energy consolidated financial statements for further discussion.

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors including, but not limited to, industry restructuring, regulatory constraints, market volatility and economic trends.

Financing Activities

Cash provided by financing activities increased approximately $433.8 million over 2001, primarily due to issuances of long-term debt and common stock equity by Progress Energy.

Cash provided by financing activities decreased by $3.4 billion when comparing 2001 to 2000. This decrease was due to the November 30, 2000, acquisition of FPC, which was funded from the sale of short-term commercial paper. This funding was converted to long-term debt during 2001. Excluding the effect of the acquisition financing, cash from financing activities increased slightly in 2001 when compared with 2000, primarily due to the expansion of Progress Energy's nonregulated operations.

In February 2002, $50 million of Progress Capital Holdings, Inc. (PCH) medium-term notes, 5.78% Series, matured. Progress Energy funded this maturity through the issuance of commercial paper. As of December 31, 2002, PCH had $223 million of fixed rate medium-term notes. The final medium-term note is due in May 2008. Progress Energy intends to fund these maturing notes through internally generated funds and the issuance of commercial paper.

In April 2002, Progress Energy issued $350 million of senior unsecured notes due 2007 with a coupon of 6.05% and $450 million of senior unsecured notes due 2012 with a coupon of 6.85%. Proceeds from this issuance were used to pay down commercial paper, which had been used in part to fund the expansion of PVI's nonregulated generation portfolio, including the acquisition of generating assets from LG&E.

In November 2002, Progress Energy issued 14.7 million shares of common stock. Total net proceeds from the issuance were approximately $600 million and were used to pay down commercial paper.

The Company issued 2.1 million shares representing approximately $86 million in proceeds from its Dividend Reinvestment and Stock Purchase Plan, and its employee benefit plans.

During 2002, both CP&L and Florida Power took advantage of historically low interest rates and refinanced several issues of tax-exempt debt as well as certain taxable issues.

In February 2002, CP&L issued $48.5 million principal amount of First Mortgage Bonds, Pollution Control Series W, Wake County Pollution Control Revenue Refunding Bonds, 5.375% Series 2002 due February 1, 2017. On March 1, 2002, CP&L redeemed $48.5 million principal amount of Pollution Control Revenue Bonds, Wake County due April 1, 2019, at 101.5% of the principal amount of such bonds.

In July 2002, Florida Power issued approximately $241 million of Pollution Control Revenue Refunding Bonds, secured by First Mortgage Bonds. Proceeds from this issuance were used to redeem $241 million of Pollution Control Revenue Bonds in August. Also in July, $30 million of medium-term notes, 6.54% Series, matured. Florida Power funded this maturity through the issuance of commercial paper.

In July 2002, CP&L issued $500 million of senior unsecured notes due 2012 with a coupon of 6.5%. Proceeds from this issuance were used to pay down commercial paper, which had been used to redeem $500 million of CP&L Extendible Notes due October 28, 2009, at 100% of the principal amount of such notes. These notes were redeemed July 29, 2002.

In September 2002, CP&L redeemed $150 million of First Mortgage Bonds, 8.2% Series, due July 1, 2022 at 103.55% of the principal amount of such bonds. CP&L redeemed these notes through the issuance of commercial paper.

In March 2002, Progress Genco Ventures, LLC (Genco), a PVI subsidiary, obtained a $440 million bank facility that is restricted for the use of expanding its nonregulated generation portfolio, which is expected to be completed by the summer of 2003. Borrowings under this facility will be nonrecourse to Progress Energy; however, the Company entered into certain support and guarantee agreements to ensure performance under generation construction and operating agreements. In September 2002, $130 million of the bank facility was terminated, reducing it to $310 million. This amount includes a $50 million working capital facility. The reduction was due to PVI's decision to reduce the expansion of its nonregulated generation portfolio. As of December 31, 2002, $225 million was outstanding under this facility.

As a registered holding company under PUHCA, Progress Energy obtains approval from the SEC for the issuance and sale of securities as well as the establishment of intracompany extensions of credit. In January 2002, Progress Energy requested an increase of $2.5 billion in its authority to issue long-term securities, increasing the limit from $5.0 billion to $7.5 billion. The SEC approved the request on March 15, 2002. As of December 31, 2002, Progress Energy has regulatory authority to issue approximately $1 billion of long-term securities.

At December 31, 2002, the Company and its subsidiaries had committed lines of credit totaling $1.74 billion, for which there were no loans outstanding. These lines of credit support the Company's commercial paper borrowings. The following table summarizes the Company's credit facilities (in millions):

                  Company                     Description           Total
      --------------------------------------------------------------------------

      Progress Energy         364-Day (expiring 11/11/03)           $   430.2
      Progress Energy         3-Year (expiring 11/13/04)                450.0
      CP&L                    364-Day (expiring 7/30/03)                285.0
      CP&L                    3-Year (expiring 7/31/05)                 285.0
      Florida Power           364-Day (expiring 4/01/03)                 90.5
      Florida Power           5-Year  (expiring 11/30/03)               200.0
                                                                 ---------------
          Total credit facilities                                   $ 1,740.7
                                                                 ===============

During 2002, in connection with renewals,  the Progress Energy and Florida Power
364-day   facilities  were  decreased  by  $120.0  million  and  $79.5  million, respectively.

The Company's financial policy precludes issuing commercial paper in excess of its supporting lines of credit. At December 31, 2002, the total amount of commercial paper outstanding was $695 million, leaving approximately $1 billion available for issuance. The Company is required to pay minimal annual commitment fees to maintain its credit facilities.

In addition, these credit agreements and Genco's $310 million bank facility contain various terms and conditions that could affect the Company's ability to borrow under these facilities. These include maximum debt to total capital ratios, interest coverage tests, a material adverse change clauses and cross-default provisions.

All of the credit facilities and Genco's bank facility include a defined maximum total debt to total capital ratio. Progress Energy's maximum consolidated debt ratio reduces to 68% effective June 30, 2003. As of December 31, 2002, the calculated ratio for these four companies, pursuant to the terms of the agreements, was as follows:

       Company                         Maximum Ratio    Actual Ratio (b)
       ------------------------------------------------------------------
       Progress Energy, Inc.                 70% (a)          62.4%
       Carolina Power & Light Company        65%              52.7%
       Florida Power Corporation             65%              48.6%
       Progress Genco Ventures, LLC          40%              24.8%

       (a) Progress Energy's maximum debt ratio reduces to 68% effective June 30, 2003.
       (b) Indebtedness as defined by the bank agreements includes certain letters of credit and guarantees which are not recorded on the Consolidated Balance Sheets.

In November 2002, Progress Energy's 364-day credit facility was amended to add a financial covenant for interest coverage. This covenant requires Progress Energy's EBITDA to interest expense to be at least 2.5 to 1. As of December 31, 2002, this ratio was 3.43 to 1. Genco's bank facility requires a minimum 1.25 to 1 debt service coverage ratio. As of December 31, 2002, Genco's debt service coverage ratio was 7.65 to 1.

The credit facilities of Progress Energy, CP&L, Florida Power and Genco include a provision under which lenders could refuse to advance funds in the event of a material adverse change in the borrower's financial condition.

Each of these credit agreements contains cross-default provisions for defaults of indebtedness in excess of $10 million. Under these provisions, if the applicable borrower or certain subsidiaries fail to pay various debt obligations in excess of $10 million the lenders could accelerate payment of any outstanding borrowing and terminate their commitments to the credit facility. Progress Energy's cross-default provision only applies to Progress Energy and its significant subsidiaries (i.e. CP&L, Florida Progress, Florida Power, PCH, PVI and Progress Fuels).

Additionally, certain of Progress Energy's long-term debt indentures contain cross-default provisions for defaults of indebtedness in excess of $25 million; these provisions only apply to other obligations of Progress Energy, not its subsidiaries. In the event that these indenture cross-default provisions are triggered, the debt holders could accelerate payment of approximately $4.8 billion in long-term debt. Certain agreements underlying the Company's indebtedness also limit its ability to incur additional liens or engage in certain types of sale and leaseback transactions.

The Company has on file with the SEC a shelf registration statement under which senior notes, junior debentures, common and preferred stock and other trust preferred securities are available for issuance by the Company. As of December 31, 2002, the Company had approximately $1 billion available under this shelf registration.

Progress Energy and Florida Power each have an uncommitted bank bid facility authorizing each of them to borrow and re-borrow, and have loans outstanding at any time, up to $300 million and $100 million, respectively. At December 31, 2002, there were no outstanding loans against these facilities.

CP&L currently has on file with the SEC a shelf registration statement under which it can issue up to $500 million of various long-term securities. Florida Power currently has filed registration statements under which it can issue an aggregate of $50 million of various long-term debt securities. CP&L and Florida Power expect to increase their shelf capacity in the second or third quarters of 2003.

The following table shows Progress Energy's capital structure as of December 31, 2002 and 2001:

                                          2002                       2001
                                  ---------------------       ------------------
      Common Stock                       38.2%                       36.7%
      Preferred Stock                     0.5%                        0.6%
      Total Debt                         61.3%                       62.7%

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

Credit Rating Matters

As of February 7, 2003, the major credit rating agencies rated the Company's securities as follows:

                                                Moody's             Standard &
                                           Investors Service          Poor's
      Progress Energy, Inc.
      Corporate Credit Rating               Not Applicable             BBB+
      Senior Unsecured                           Baa2                  BBB
      Commercial Paper                           P-2                   A-2
      Carolina Power & Light Company
      Corporate Credit Rating               Not Applicable             BBB+
      Commercial Paper                           P-2                   A-2
      Senior Secured Debt                        A3                    BBB+
      Senior Unsecured Debt                      Baa1                  BBB+
      Subordinate Debt                           Baa2                  BBB
      Preferred Stock                            Baa3                  BBB-
      Florida Power Corporation
      Corporate Credit Rating               Not Applicable             BBB+
      Commercial Paper                           P-1                   A-2
      Senior Secured Debt                        A1                    BBB+
      Senior Unsecured Debt                      A2                    BBB+
      Preferred Stock                            Baa1                  BBB-
      FPC Capital I
      Preferred Stock*                           Baa1                  BBB-
      Progress Capital Holdings, Inc.
      Senior Unsecured Debt*                     A3                    BBB

         *Guaranteed by Florida Progress Corporation

These ratings reflect the current views of these rating agencies and no assurances can be given that these ratings will continue for any given period of time. However, the Company monitors its financial condition as well as market conditions that could ultimately affect its credit ratings.

The Company and its subsidiaries' debt indentures and credit agreements do not contain any "ratings triggers" which would cause the acceleration of interest and principal payments in the event of a ratings downgrade. However, in the event of a downgrade the Company and/or its subsidiaries may be subject to increased interest costs on the credit facilities backing up the commercial paper programs. The Company and its subsidiaries have certain contracts which have provisions that are triggered by a ratings downgrade. These contracts include counterparty trade agreements, derivative contracts, certain Progress Energy guarantees and various types of third party purchase agreements. None of these contracts would require any action on the part of Progress Energy or its subsidiaries unless the ratings downgrade results in a rating below investment grade.

The power supply agreement with Jackson Electric Membership Corporation that PVI expects to acquire from Williams Energy Marketing and Trading Company (See PART I, ITEM 1, General, Wholesale Energy Contract Acquisition) includes a performance guarantee that Progress Energy will assume. In the event that Progress Energy's credit ratings fall below investment grade, Progress Energy will be required to provide additional security for its guarantee in form and amount acceptable to Jackson. See Progress Energy, Inc. Risk Factors for additional discussion.

In March 2002, Standard & Poor's (S&P) affirmed Progress Energy's corporate credit rating of BBB+ and the ratings of Florida Power and CP&L but revised the outlook for all three entities to negative from stable. S&P stated that its change in outlook reflected the increased business risk at PVI and lower-than-projected credit protection measures. S&P stated that Progress Energy's plan to divest of non-core assets and use the proceeds to pay down acquisition-related debt is moving slower than S&P had expected. On September 4, 2002, S&P reaffirmed Progress Energy's credit ratings and maintained the negative outlook. The Company expects S&P to make a decision within the next 30 to 60 days. The Company cannot predict the outcome of this matter.

On February 7, 2003, Moody's Investors Service (Moody's) announced that it was lowering Progress Energy, Inc.'s senior unsecured debt rating from Baa1 to Baa2, and changing the outlook of the rating from negative to stable. Moody's cited the slower than planned pace of the Company's efforts to pay down debt from its acquisition of Florida Progress as the primary reason for the ratings change. Moody's also changed the outlook of Florida Power Corporation (A1 senior secured) and Progress Capital Holdings, Inc. (A3 senior unsecured) from stable to negative and lowered the trust preferred rating of FPC Capital I from A3 to Baa1 with a negative outlook.

The change in outlook by the rating agencies has not materially affected Progress Energy's access to liquidity or the cost of its short-term borrowings.

Fitch Ratings Service announced on February 14, 2003 it was assigning an initial rating to Progress Energy's senior unsecured debt of BBB-. No short-term rating was assigned. Fitch also announced that it was downgrading the ratings of Florida Power and CP&L. The ratings outlook for the three entities is stable.

Florida Power's senior secured rating was changed to A- from AA- and its senior unsecured rating was changed to BBB+ from A+. Florida Power's short-term rating was changed to F-2 from F-1+. CP&L's senior secured rating was changed to A-from A+ and its senior unsecured rating was changed to BBB+ from A. CP&L's short-term rating was changed to F-2 from F-1.

Interest Rate Derivatives

Progress Energy uses interest rate derivative instruments to manage the fixed and variable rate debt components of its debt portfolio. The Company's long-term objective is to maintain a debt portfolio mix of approximately 30% variable rate debt, with the balance being fixed rate. As of December 31, 2002, Progress Energy's variable rate and fixed rate debt comprised 18% and 82%, respectively, including the effects of interest rate derivatives.

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

In August 2002, Progress Energy converted $800 million of fixed rate debt into variable rate debt by executing interest rate derivative agreements with a group of four banks. Under the terms of the agreements, which were scheduled to mature in 2006 and coincide with the maturity date of the related debt issuance,
Progress Energy received a fixed rate and paid a floating rate based on three-month LIBOR. These instruments were designated as fair value hedges for accounting purposes. In November 2002, Progress Energy terminated these agreements. The terminations resulted in a $14 million deferred hedging gain reflected in long-term debt, which will be amortized and recorded as a reduction to interest expense over the life of the related debt issuance.

In December 2002, Progress Energy converted $350 million of fixed rate debt into variable rate debt by executing interest rate derivative agreements with a group of two banks. Under the terms of the agreements, which are scheduled to mature in 2007 and coincide with the maturity date of the related debt issuance, Progress Energy receives a fixed rate and pays a floating rate based on three-month LIBOR. These instruments are designated as fair value hedges for accounting purposes. At December 31, 2002, the value of these derivatives was a $5.2 million asset position.

In December 2002, Florida Power entered into a Treasury Rate Lock agreement, with a notional amount of $35 million, to hedge the interest rate risk on an anticipated debt issuance. At December 31, 2002, the value of this hedge was a $0.5 million liability position. In January 2003, Florida Power entered into a Treasury Rate Lock agreement, with a notional amount of $20 million, to hedge the on an anticipated debt issuance. These contracts are designated as cash flow hedges for accounting purposes.

In January 2003, Progress Energy converted $500 million of fixed rate debt into variable rate by executing interest rate derivative contracts, bringing its variable rate percentage to 22.7%. Under the terms of the agreements, Progress Energy will receive a fixed rate and will pay a floating rate based on three-month LIBOR. These instruments were designated as fair value hedges for accounting purposes.

Progress Genco Ventures, LLC has a floating rate credit facility that requires, as part of the loan terms, a cash flow hedge against floating interest rate exposure. In order to satisfy this requirement, Progress Genco Ventures, LLC entered into a series of interest rate collars during 2002 with notional amounts up to a maximum of $195 million and a final maturity date of March 20, 2007. At December 31, 2002, the value of this hedge was a $12.3 million liability position. See Note 16 to the Progress Energy consolidated financial statements for further discussion of interest rate derivatives.

Future Commitments

The following tables reflect Progress Energy's contractual cash obligations and other commercial commitments in the respective periods in which they are due.

(in millions)
--------------------------------------------------------------------------------------------------------------------
Contractual Cash
Obligations                     Total            2003        2004         2005        2006         2007  Thereafter
--------------------------------------------------------------------------------------------------------------------
Long-term debt                  $ 10,082        $ 275       $ 869        $ 355       $ 909        $ 899     $ 6,775
Capital lease                         45            3           3            3           3            3          30
  obligations
Operating leases                     293           76          59           35          25           20          78
Fuel                               5,439        1,681       1,070          914         908          851          15
Purchased power                    7,148          396         405          418         406          415       5,108
--------------------------------------------------------------------------------------------------------------------
Total                           $ 23,007      $ 2,431     $ 2,406      $ 1,725     $ 2,251      $ 2,188    $ 12,006

Other Commercial
Commitments                     Total            2003        2004         2005        2006         2007  Thereafter
--------------------------------------------------------------------------------------------------------------------
Standby letters of                  $ 48         $ 48         $ -          $ -         $ -          $ -         $ -
  credit
Guarantees and                       569           52          41           30          20           19         407
  other commitments
--------------------------------------------------------------------------------------------------------------------
Total                              $ 617        $ 100        $ 41         $ 30        $ 20         $ 19       $ 407

Information on the Company's contractual obligations at December 31, 2002 is included in the notes to the Progress Energy consolidated financial statements. Future debt maturities and lease obligations are included in Note 8 and Note 12 to the Progress Energy consolidated financial statements, respectively. The Company's fuel and purchased power obligations are included in Note 24A and Note 24B to the Progress Energy consolidated financial statements. The Company's guarantees and other commitments are included in Note 24C to the Progress Energy consolidated financial statements.

FUTURE OUTLOOK

The results of continuing operations for the past three years are not necessarily indicative of future earnings potential. The level of Progress Energy's future earnings depends on numerous factors. See SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS for a discussion of factors to be considered with regard to forward-looking statements.

Regulatory   issues  facing  Progress  Energy  are  discussed  in  the  "Current
Regulatory Environment" discussion under OTHER MATTERS below.

General Strategy

Progress Energy is an integrated energy company, with primary focus on the end-use electricity market. This focus includes the generation, transmission and distribution of electricity in both regulated and competitive markets. This model includes the operations of the regulated utilities, CP&L and Florida Power, and the competitive generation and fuels businesses of Progress Ventures.

Regulated Utilities

The regulated utility operations of CP&L and Florida Power include the transmission and distribution of over 20,350 megawatts of generation capacity within the traditional service areas. Additional generation capacity and capacity uprates are planned to serve the growth expected in the Company's service territories and to increase capacity reserve margins at the electric utilities. CP&L and Florida Power will continue to grow their customer bases and focus on value-added services and technologies to enhance customer relationships. These companies will focus on achieving top quartile results for customer satisfaction, operational excellence and cost control (expense and capital).

Progress Ventures

The competitive energy businesses of Progress Ventures include natural gas exploration and production; coal fuel extraction, manufacturing and delivery, which includes synthetic fuels operations; nonregulated generation; and energy marketing and limited trading activities on behalf of its nonregulated plants. Progress Ventures is scheduled to complete the remaining approximate 1,545 megawatts of nonregulated generation in 2003 for a total of 3,100 megawatts of nonregulated generation in its portfolio by the end of 2003. Progress Ventures is actively marketing this additional generation to serve demand in the Southeast.

Progress Energy expects the wholesale electric energy market to remain soft for at least the next several years. Through its Progress Ventures' business, the Company will continue to search for opportunities to secure long-term contracts with load serving entities. Future expansion of the nonregulated generating portfolio, if it occurs, will depend upon achieving confidence in profitable long-term sales from acquired assets. In the meantime, Progress Ventures will continue to develop its natural gas production asset base both as an economic hedge for nonregulated generation and as a profitable business in its own right. Also, Progress Ventures will continue to leverage its coal blending, storage and transportation assets in the Ohio River Valley area.

Diversified Subsidiaries

Progress Energy plans to divest its Progress Rail subsidiary at an opportune time. The Company expects to accomplish the divestiture within the next three years.

Progress Energy expects its Progress Telecom subsidiary to break even in 2003 and to fund its capital needs from internally generated funds. The Company is open to opportunities for divestiture or business combination, but it does not see this as a high probability due to ongoing difficulty in the overall telecommunications industry.

Financial Strategy and Expectations

Progress Energy is focused on strengthening its balance sheet. The Company has implemented a deleveraging plan through the use of asset sales and equity issuances through its direct stock purchase plan and employee benefit plans. This plan also includes the issuance of equity to fund strategic acquisitions and controlled capital spending. The Company expects its ratio of total debt to total capitalization to decline between 200 to 300 basis points per year over the next several years.

Progress Energy's Board of Directors reviews its dividend policy each year. In 2002, the Company increased the dividend for the fifteenth consecutive year. Progress Energy has paid quarterly cash dividends on its common stock without interruption since 1947.

OTHER MATTERS

Progress Ventures - Generation Acquisition

During February 2002, PVI completed the acquisition of two electric generating projects totaling nearly 1,100 megawatts in Georgia from LG&E for a total cash purchase price of approximately $350 million including direct transaction costs. The two projects consist of 1) the Walton project in Monroe, Georgia, a 460 megawatt natural gas-fired plant placed in service in June 2001 and 2) the Washington project in Washington County, Georgia, a planned 600 megawatt natural gas-fired plant expected to be operational by June 2003. The transaction included a power purchase agreement with LG&E Marketing for both projects through December 31, 2004. In addition, there is a project management and completion agreement whereby LG&E has agreed to manage the completion of the Washington site construction for PVI in exchange for cash consideration of $181 million. The estimated costs to complete the Washington project as of December 31, 2002 are approximately $57.8 million.

Progress Ventures - Fuel Acquisition

On April 26, 2002, Progress Energy finalized the acquisition of Westchester Gas Company, which includes approximately 215 natural gas-producing wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems. The aggregate purchase price of approximately $153 million consisted of cash consideration of approximately $22 million and the issuance of 2.5 million shares of Progress Energy common stock valued at approximately $129 million. The purchase price included approximately $1.7 million of direct transaction costs. The properties are located within a 25-mile radius of Jonesville, Texas, on the Texas-Louisiana border. This transaction added 140 billion cubic feet (Bcf) of gas reserves to PVI's growing energy portfolio.

Current Regulatory Environment

General

The Company's electric and gas utility operations in North Carolina, South Carolina and Florida are regulated by the North Carolina Utility Commission
(NCUC), the Public Service Commission of South Carolina (SCPSC) and the Florida Public Service Commission (FPSC), respectively. The electric businesses are also subject to regulation by the Federal Energy Regulatory Commission (FERC), the U.S. Nuclear Regulatory Commission (NRC) and other federal and state agencies common to the utility business. In addition, the Company is subject to SEC regulation as a registered holding company under PUHCA. As a result of regulation, many of the fundamental business decisions, as well as the rate of return the electric utilities and the gas utility are permitted to earn, are subject to the approval of governmental agencies.

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

     o North Carolina. The Company expects the North Carolina General Assembly will continue to monitor the experiences of states that have implemented electric restructuring legislation.

     o South Carolina. The Company expects the South Carolina General Assembly will continue to monitor the experiences of states that have implemented electric restructuring legislation.

     o Florida. On December 11, 2001, the Florida 2020 Study Commission issued its final report to the Florida Legislature. The report covered a number of issues with recommendations in the areas of wholesale competition and reliability, efficiency, transmission infrastructure, environmental issues and new technologies. A key recommendation related to wholesale competition and reliability permits the transfer or sale of existing generation at book value and on a plant-by-plant basis, with the sale and transfer being at the discretion of the investor-owned utility. The Florida Legislature did not take any action on the proposed outline or final report during the 2001 or 2002 legislative session.

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

The Agreement provides that Florida Power will reduce its retail revenues from the sale of electricity by an annual amount of $125 million. The Agreement also provides that Florida Power will operate under a Revenue Sharing Incentive Plan (the Plan) through 2005, and thereafter until terminated by the FPSC, that establishes annual revenue caps and sharing thresholds. The Plan provides that retail base rate revenues between the sharing thresholds and the retail base rate revenue caps will be divided into two shares - a 1/3 share to be received by Florida Power's shareholders, and a 2/3 share to be refunded to Florida Power's retail customers; provided, however, that for the year 2002 only, the refund to customers will be limited to 67.1% of the 2/3 customer share. The retail base rate revenue sharing threshold amounts for 2002 were $1.296 billion and will increase $37 million each year thereafter. The Plan also provides that all retail base rate revenues above the retail base rate revenue cap established for each year will be refunded to retail customers on an annual basis. For 2002, the refund to customers was limited to 67.1% of the retail base rate revenues that exceed the 2002 cap. The retail base revenue cap for 2002 was $1.356 billion and will increase $37 million each year thereafter. Any amounts above the retail base revenue caps will be refunded 100% to customers. As of December 31, 2002, $4.7 million was accrued and will be refunded to customers by March 2003.

Per the Agreement, Florida Power was required to refund to customers $35 million of revenues Florida Power collected during the interim period since March 13, 2001. This one-time retroactive revenue refund was recorded in the first quarter of 2002 and was returned to retail customers over an eight-month period ended December 31, 2002. Any additional refunds under the Agreement are recorded when they become probable.

See Note 15B to the Progress Energy consolidated financial statements for additional information on the Agreement.

North Carolina Clean Air Legislation

On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. Progress Energy expects its capital costs to meet these emission targets to be approximately $813 million by 2013. CP&L currently has approximately 5,100 megawatts of coal-fired generation in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utility's total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are significant cost changes due to governmental action, significant expenditures due to force majeure or other extraordinary events beyond the control of the utilities or unless the utilities persistently earn a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utilities' last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the ten-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. Pursuant to the new law, CP&L entered into an agreement with the state of North Carolina to transfer to the state all future emissions allowances it generates from over-complying with the new federal emission limits when these units are completed. The new law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. Progress Energy cannot predict the future regulatory interpretation, implementation or impact of this new law.

Other Retail Rate Matters

See Note 15C to the Progress Energy consolidated financial statements for additional information on the Company's other retail rate matters.

Regional Transmission Organizations and Standard Market Design

Florida Power

In early 2000, FERC issued Order 2000 regarding regional transmission organizations (RTOs). This Order set minimum characteristics and functions that RTOs must meet, including independent transmission service. As a result of Order 2000, Florida Power, along with Florida Power & Light Company and Tampa Electric Company, filed with FERC, in October 2000, an application for approval of a Grid Florida RTO. On March 28, 2001, FERC issued an order provisionally approving GridFlorida. However, in July 2001, FERC issued orders recommending that companies in the Southeast engage in a mediation to develop a plan for a single RTO for the Southeast. Florida Power participated in the mediation. FERC has not issued an order specifically on this mediation. FERC held a discussion on the mediation report on November 24, 2001. In January 2002, FERC stated that it would issue orders on the RTO formations for the Southeast during the first half of 2002 after the development of a standardized market design for the wholesale electricity market. On July 31, 2002, FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD
NOPR). The proposed rules set forth in the SMD NOPR would require, among other things, that 1) all transmission owning utilities transfer control of their transmission facilities to an independent third party; 2) transmission service to bundled retail customers be provided under the FERC-regulated transmission tariff, rather than state-mandated terms and conditions; 3) new terms and conditions for transmission service be adopted nationwide, including new provisions for pricing transmission in the event of transmission congestion; 4) new energy markets be established for the buying and selling of electric energy; and 5) load serving entities be required to meet minimum criteria for generating reserves. If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. Florida Power, as a subsidiary of Progress Energy, filed comments on November 15, 2002 and supplement comments on January 10, 2003. On January 15, 2003, FERC announced the issuance of a White Paper on SMD NOPR to be released in April 2003. Florida Power, as a subsidiary of Progress Energy, plans to file comments on the White Paper. FERC has also indicated that it expects to issue final rules during the summer 2003. The Company cannot predict the outcome of these matters or the effect that they may have on the GridFlorida proceedings currently ongoing before the FERC.

On May 16, 2001, the FPSC initiated dockets to review the prudence of the GridFlorida applicants' decision to form and participate in the GridFlorida RTO. On October 15, 2002 the FPSC abated its proceedings regarding its review of the proposed GridFlorida RTO. The GridFlorida RTO proposal includes the formation of a not-for-profit Independent System Operator (ISO) by the joint Applicants - Florida Power Corporation, Florida Power & Light Company and Tampa Electric Company. Participation is expected from many of the other transmission owners in the state of Florida. The FPSC previously found the Applicants were prudent in proactively forming GridFlorida but ordered the Applicants to modify their proposal. The modifications include but are not limited to addressing 1) pricing structure that recognizes the FPSC's jurisdiction over retail transmission rates, 2) pricing/rate structure of long-term transmission contracts, 3) elimination of pancaking of short-term transmission revenues, 4) cost recovery of incremental costs imposed on the Applicants, 5) demarcation dates for new facilities and long-term transmission contracts, and 6) market design. The FPSC action to abate the proceedings came in response to the Florida Office of Public Counsel's appeal before the state Supreme Court requesting review of the FPSC's order approving the transfer of operational control of electric transmission assets to an RTO under the jurisdiction of the FERC. It is unknown what the outcome of this appeal will be at this time. It is unknown what impact the future proceedings in regard to GridFlorida will have on the Company's earnings, revenues or prices.

CP&L

In early 2000, FERC issued Order 2000 regarding RTOs. This Order set minimum characteristics and functions that RTOs must meet, including independent transmission service. In October 2000, as a result of Order 2000, CP&L, along with Duke Energy Corporation and South Carolina Electric & Gas Company, filed an application with the FERC for approval of a GridSouth RTO. On July 12, 2001, FERC issued an order provisionally approving GridSouth. However, in July 2001, FERC issued orders recommending that companies in the Southeast engage in a mediation to develop a plan for a single RTO for the Southeast. CP&L participated in the mediation. FERC has not issued an order specifically on this mediation. FERC held a discussion on the mediation report on November 24, 2001. In January 2002, FERC stated that it would issue orders on the RTO formations for the Southeast during the first half of 2002 after the development of a standardized market design for the wholesale electricity market. On July 31, 2002, FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). The proposed rules set forth in the SMD NOPR would require, among other things, that 1) all transmission owning utilities transfer control of their transmission facilities to an independent third party; 2) transmission service to bundled retail customers be provided under the FERC-regulated transmission tariff, rather than state-mandated terms and conditions; 3) new terms and conditions for transmission service be adopted nationwide, including new provisions for pricing transmission in the event of transmission congestion; 4) new energy markets be established for the buying and selling of electric energy; and 5) load serving entities be required to meet minimum criteria for generating reserves. If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. CP&L, as a subsidiary of Progress Energy, filed comments on November 15, 2002 and supplement comments on January 10, 2003. On January 15, 2003, FERC announced the issuance of a White Paper on SMD NOPR to be released in April 2003. CP&L, as a subsidiary of Progress Energy, plans to file comments on the White Paper. FERC has also indicated that it expects to issue final rules during the summer 2003. The Company cannot predict the outcome of these matters or the effect that they may have on the GridSouth proceedings currently ongoing before FERC.

CP&L applied to the NCUC and the SCPSC for permission to transfer operational control of its transmission assets to GridSouth. On June 21, 2001, the Public Staff of the NCUC filed a motion asking the NCUC to hold the GridSouth docket in abeyance until the U.S. Supreme Court had ruled on the appeal of FERC's Order No. 888. That appeal addresses the scope of FERC's jurisdiction over transmission service used to serve retail customers. The appeal of Order No. 888 was heard by the Court on October 3, 2001, and its decision affirmed FERC's order. The NCUC issued an order holding that CP&L's and Duke Energy Corporation's petition to transfer operational control of their transmission assets to GridSouth shall be held in abeyance pending further order. In February 2002, CP&L and the other GridSouth applicants withdrew the GridSouth application from the NCUC and SCPSC for purposes of making certain revisions to the GridSouth proposal. The Company has $28.4 million invested in GridSouth at December 31, 2002. It is unknown what impact the future proceedings in regard to GridSouth will have on the Company's earnings, revenues or prices.

Franchise Litigation

Six cities, with a total of approximately 49,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek 1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, 2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and 3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities, franchise fees during the pending litigation, and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. Five circuit courts have entered orders requiring arbitration to establish the purchase price of Florida Power's electric distribution system within five cities. Two appellate courts have upheld those circuit court decisions and authorized cities to determine the value of Florida Power's electric distribution system within the cities through arbitration. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system. Arbitration in one of the cases was held in August 2002 and an award was issued in October 2002 setting the value of Florida Power's distribution system within one city at approximately $22 million. At this time, whether and when there will be further proceedings following this award cannot be determined. Additional arbitrations have been scheduled to occur in the first and second quarters of 2003.

As part of the above litigation, two appellate courts have also reached opposite conclusions regarding whether Florida Power must continue to collect from its customers and remit to the cities "franchise fees" under the expired franchise ordinances. Florida Power has filed an appeal with the Florida Supreme Court to resolve the conflict between the two appellate courts. The Florida Supreme Court has issued an order setting a briefing schedule and reserving ruling on accepting jurisdiction. On January 12, 2003, Florida Power served its Initial Brief in the Supreme Court and its request for oral argument. Three amicus curiae also filed motions seeking leave to participate in support of Florida Power's position and filed amicus briefs. No oral argument has yet been set. The Company cannot predict the outcome of these matters at this time.

Nuclear

In the Company's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the NCUC, the SCPSC and the FPSC and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdictions, the provisions for nuclear decommissioning costs are approved by FERC. See Note 1H to the Progress Energy consolidated financial statements for a discussion of the Company's nuclear decommissioning costs.

Spent Fuel Storage

On December 21, 2000, CP&L received permission from the NRC to increase its storage capacity for spent fuel rods in Wake County, North Carolina. The NRC's decision came two years after CP&L asked for permission to open two unused storage pools at the Shearon Harris Nuclear Plant (Harris Plant). The approval meant that CP&L was able to complete cooling systems and to begin installing storage racks in its third and fourth storage pools at the Harris Plant.

Pressurized Water Reactors

On March 18, 2002, the NRC sent a bulletin to companies that hold licenses for pressurized water reactors (PWRs) requiring information on the structural integrity of the reactor vessel head and a basis for concluding that the vessel head will continue to perform its function as a coolant pressure boundary. The Company filed responses as required. Inspections of the vessel heads at the Company's PWR plants have been performed during previous outages. In October 2001, at the Crystal River Plant (CR3), one nozzle was found to have a crack and was repaired; however, no degradation of the reactor vessel head was identified. Current plans are to replace the vessel head at CR3 during its next regularly scheduled refueling outage in 2003. At the Robinson Plant, an inspection was completed in April 2001 and no penetration nozzle cracking was identified and there was no degradation of the reactor vessel head. At the Harris Plant, sufficient inspections were completed during the last refueling outage in the fourth quarter of 2001 to conclude there is no degradation of the reactor vessel head. The Company's Brunswick Plant has a different design and is not affected by the issue.

On August 9, 2002, the NRC issued an additional bulletin dealing with head leakage due to cracks near the control rod nozzles. The NRC has asked licensees to commit to high inspection standards to ensure the more susceptible plants have no cracks. The Robinson Plant is in this category and had a refueling outage in October 2002. The Company completed a series of examinations in October 2002 of the entire reactor pressure vessel head and found no indications of control rod drive mechanism cracking and no corrosion of the head itself. During the outage, a boric acid leakage walkdown of the reactor coolant pressure boundary was also completed and no corrosion was found. For CR3, the Company has responded to the NRC that previous inspections are sufficient until the reactor head is replaced in the fall of 2003. For the Harris Plant, the Company does not plan further inspections until its next regularly scheduled outage in spring of 2003.

In February 2003, the NRC issued Order EA-03-009, requiring specific inspections of the reactor pressure vessel head and associated penetration nozzles at PWRs. The Company has responded to the Order, stating that the Company intends to comply with the previsions of the order. No adverse impact is anticipated.

Security

On February 25, 2002, the NRC issued an interim compensatory measure with regard to security at nuclear plants. This order formalized many of the security enhancements made at the Company's nuclear plants since September 2001. This order includes additional restrictions on access, increased security presence and closer coordination with the Company's partners in intelligence, military, law enforcement and emergency response at the federal, state and local levels. The Company completed the requirements by the established deadlines and expects the NRC to perform an inspection for compliance in the near future.

In addition, in January 2003 the NRC issued a final order with regards to access control. This order requires the Company to enhance its current access control program by January 7, 2004. The Company expects that it will be in full compliance with the order by the established deadline.

As the NRC, other governmental entities and the industry continue to consider security issues, it is possible that more extensive security plans could be required.

Synthetic Fuels Tax Credits

Progress Energy, through the Progress Ventures business segment, produces synthetic fuel from coal fines. The production and sale of the synthetic fuel qualifies for tax credits under Section 29 if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the feedstock used to produce such synthetic fuel. Any synthetic fuel tax credit amounts not utilized are carried forward indefinitely and are included in deferred taxes on the accompanying Consolidated Balance Sheet. See Note 20 to the Progress Energy consolidated financial statements. All of Progress Energy's synthetic fuel facilities have received private letter rulings from the IRS with respect to their operations. These tax credits are subject to review by the IRS, and if Progress Energy fails to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows. Tax credits for the 12 months ended December 31, 2002 and 2001, were $291 million and $349 million, respectively. Total Section 29 credits generated to date (including FPC prior to its acquisition by the Company) are approximately $897.2 million.

One synthetic fuel entity, Colona Synfuel Limited Partnership, L.L.L.P. (Colona), from which the Company (and FPC prior to its acquisition by the Company) has been allocated approximately $251 million in tax credits to date, is being audited by the IRS. The audit of Colona was expected. The Company is audited regularly in the normal course of business, as are most similarly situated companies. In September 2002, all of Progress Energy's majority-owned synthetic fuel entities, including Colona, were accepted into the IRS Pre-Filing Agreement (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues. Either the Company or the IRS can withdraw from the program at any time, and issues not resolved through the program may proceed to the next level of the IRS exam process. While the ultimate outcome is uncertain, the Company believes that participation in the PFA program will likely shorten the tax exam process. In management's opinion, Progress Energy is complying with the private letter rulings and all the necessary requirements to be allowed such credits under
Section 29 and believes it is likely, although it cannot provide certainty, that it will prevail if challenged by the IRS on any credits taken. The current
Section 29 tax credit program expires in 2007.

The Company has retained an advisor to assist in selling an interest in one or more synthetic fuel entities. The Company is pursuing the sale of a portion of its synthetic fuel production capacity that is underutilized due to limits on the amount of credits that can be generated and utilized by the Company. The Company would expect to retain an ownership interest and to operate any sold facility for a management fee. The final outcome and timing of these discussions is uncertain and the Company cannot predict the outcome of this matter.

Environmental Matters

The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters. These environmental matters are discussed in detail in Note 24 to the Progress Energy consolidated financial statements. This discussion identifies specific environmental issues, the status of the issues, accruals associated with issue resolutions and the associated exposures to the Company.

New Accounting Standards

See Note 1U and Note 6 to the Progress Energy consolidated financial statements for a discussion of the impact of new accounting standards.

CAROLINA POWER & LIGHT COMPANY

The information required by this item is incorporated herein by reference to the following portions of Progress Energy's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to CP&L:
RESULTS OF OPERATIONS; LIQUIDITY AND CAPITAL RESOURCES; FUTURE OUTLOOK and OTHER MATTERS.

The following Management's Discussion and Analysis and the information incorporated herein by reference contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review "Rick Factors" and "SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS" for a discussion of the factors that may impact any such forward-looking statements made herein.

RESULTS OF OPERATIONS

Note 1 to the CP&L consolidated financial statements discusses its significant accounting policies. The most critical accounting policies and estimates that impact CP&L's financial statements are the economic impacts of utility regulation and asset impairment policies, which are described in more detail in the Progress Energy Management's Discussion and Analysis section.

On July 1, 2000, CP&L distributed its ownership interest in the stock of NCNG, SRS, Monroe Power and PVI to Progress Energy. Prior to that date, the consolidated operations of CP&L and Progress Energy were substantially the same. Subsequent to July 1, 2000, the operations of these subsidiaries are no longer included in CP&L's results of operations or financial position.

The results of operations for the CP&L Electric segment are identical between CP&L and Progress Energy for all periods presented. The primary difference between the results of operations of the CP&L Electric segment and the consolidated CP&L results of operations for the 2000, 2001 and 2002 comparison periods relate to the non-electric operations, as summarized below:

(in millions)                             2002         2001          2000
                                       ---------    ---------    ----------
CP&L Electric net income                $ 513.1      $ 468.3       $ 373.8
Caronet net income (loss)                (79.4)       (99.5)          81.0
Other non-electric net income (loss)      (5.7)        (7.5)           3.3
                                       ---------    ---------    ----------
Earnings for common stock               $ 428.0      $ 361.3       $ 458.1
                                       =========    =========    ==========

Caronet's results of operations for 2002 and 2001 include after-tax impairments of $87.4 million and $102.4 million, respectively, for other-than-temporary declines in the value of the assets of Caronet and Caronet's investment in Interpath. The Interpath investment was sold in December 2002 for a nominal amount. Caronet's results of operations for 2000 include the $121.1 million after-tax gain from the sale of the BellSouth Carolinas PCS assets in September 2000. See Note 2 to the CP&L consolidated financial statements for further discussion of this divestiture.

LIQUIDITY AND CAPITAL RESOURCES

The statements of cash flows for CP&L do not include amounts related to NCNG, SRS, Monroe Power or PVI after July 1, 2000. Additionally, the CP&L statements of cash flows do not include any amounts related to the acquisition of FPC or the issuance of debt to consummate the transaction.

CP&L's estimated capital requirements for 2003, 2004 and 2005 are $620 million, $690 million and $650 million, respectively, and primarily reflect construction expenditures to support customer growth, add regulated generation and upgrade existing facilities.

See Note 6 to the CP&L consolidated financial statements for information on CP&L's available credit facilities at December 31, 2002, and the discussion above for Progress Energy under "Financing Activities" for information regarding CP&L's financing activities.

FUTURE COMMITMENTS

The following tables reflect CP&L's contractual cash obligations and other commercial commitments in the respective periods in which they are due.

(in millions)
------------------------------------------------------------------------------------------------------------
Contractual Cash        Total Amounts
Obligations               Committed        2003        2004       2005       2006       2007    Thereafter
------------------------------------------------------------------------------------------------------------
Long-term debt             $ 3,065        $   -        $ 300      $ 307      $   -      $ 200     $ 2,258
Capital lease
   obligations                  31            2            2          2          2          2          21
Operating leases                44           10            8          6          4          4          12
Fuel                         1,812          500          434        351        312        199          16
Purchased power              1,073           97           97         97         97         97         588
------------------------------------------------------------------------------------------------------------
Total                      $ 6,025        $ 609        $ 841      $ 763      $ 415      $ 502     $ 2,895


Other Commercial        Total Amounts
Commitments               Committed       2003         2004        2005       2006      2007    Thereafter
------------------------------------------------------------------------------------------------------------
Standby letters of
   credit                   $    5        $   5        $   -      $   -      $   -      $   -     $     -
Guarantees and
   other commitments             1            -            -          -          -          -           1
------------------------------------------------------------------------------------------------------------
Total                       $    6        $   5        $   -      $   -      $   -      $   -     $     1

Information on CP&L's contractual obligations at December 31, 2002 is included in the notes to the CP&L consolidated financial statements. Future debt maturities and lease obligations are included in Note 6 and Note 7, respectively, to the CP&L consolidated financial statements. CP&L's fuel and purchased power obligations are included in Note 18A to the CP&L consolidated financial statements.

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

These financial instruments are held for purposes other than trading. The fair value of the Company's open trading positions was less than a $0.4 million liability position at December 31, 2002. The risks discussed below do not include the price risks associated with nonfinancial instrument transactions or positions associated with the Company's operations, such as purchase and sales commitments and inventory.

Interest Rate Risk

The Company manages its interest rate risks through the use of a combination of fixed and variable rate debt. Variable rate debt has rates that adjust in periods ranging from daily to monthly. Interest rate derivative instruments may be used to adjust interest rate exposures and to protect against adverse movements in rates.

The following tables provide information as of December 31, 2002 and 2001, about the Company's interest rate risk sensitive instruments. The tables present principal cash flows and weighted-average interest rates by expected maturity dates for the fixed and variable rate long-term debt and FPC obligated mandatorily redeemable securities of trust. The tables also include estimates of the fair value of the Company's interest rate risk sensitive instruments based on quoted market prices for these or similar issues. For interest-rate swaps and interest-rate forward contracts, the tables present notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the interest-rate swaps and the settlement amounts under the interest-rate forward contracts. See "Interest Rate Derivatives" under LIQUIDITY AND CAPITAL RESOURCES above for more information on interest rate derivatives.


December 31, 2002                                                                                      Fair Value
                                                                                                       December 31,
(Dollars in millions)             2003     2004     2005    2006     2007     Thereafter    Total          2002
--------------------------------------------------------------------------------------------------------------------
Fixed rate long-term debt        $ 275    $ 869    $ 355   $ 909     $ 674     $ 5,614     $ 8,696      $ 9,584
Average interest rate             6.42%    6.66%    7.38%   6.78%     6.41%       6.90%       6.83%
Variable rate long-term debt       -        -        -        -      $ 225     $   861     $ 1,086      $ 1,087
Average interest rate              -        -        -        -       0.03%       1.24%       1.61%         -
FPC mandatorily redeemable
securities of trust                -        -        -        -        -       $   300     $   300      $   303
Interest rate                                                                     7.10%       7.10%         -
Interest rate swaps:
Pay fixed/receive variable(a)      -        -        -        -      $ 350         -       $   350      $   5.2
Interest rate forward
  contracts(b)                   $  35      -        -        -        -           -       $    35      $  (0.5)
Interest rate collars(c)                                             $ 195                 $   195      $ (12.3)

(a) Receives floating rate based on three-month LIBOR and pays fixed rate of 7.17%. Designated as hedge of $350 million of fixed rate debt.
(b) Treasury Rate Lock agreement on $35 million designated as fair value hedge of anticipated debt issuance.
(c) Interest rate collars on $195 million notional. Designated as hedge of variable rate interest.


December 31, 2001                                                                                      Fair Value
                                                                                                       December 31,
(Dollars in millions)             2002     2003     2004    2005      2006     Thereafter    Total         2001
--------------------------------------------------------------------------------------------------------------------
Fixed rate long-term debt        $ 188    $ 283   $ 869    $ 348    $ 909      $ 5,379     $ 7,976      $ 8,322
Average interest rate             6.38%    6.42%    6.67%   7.39%    6.78%        6.97%       6.90%         -
Variable rate long-term debt       -        -        -        -        -       $   620     $   620      $   621
Average interest rate              -        -        -        -        -          1.58%       1.58%         -
Extendible notes                 $ 500      -        -        -        -           -       $   500      $   500
Average interest rate -
  variable rate                   2.83%     -        -        -        -           -          2.83%         -
FPC mandatorily redeemable
  securities of trust              -        -        -        -        -       $   300     $   300      $   291
Fixed rate                                                             -          7.10%       7.10%         -
Interest rate swaps:
Pay fixed/receive variable (a)   $ 500      -        -        -        -           -       $   500      $ (18.5)

(a) Receives floating rate based on three-month LIBOR and pays fixed rate of 7.17%. Designated as a hedge of interest payments on $500 million of extendible notes.

Marketable Securities Price Risk

The Company's electric utility subsidiaries maintain trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning their nuclear plants. These funds are primarily invested in stocks, bonds and cash equivalents, which are exposed to price fluctuations in equity markets and to changes in interest rates. The fair value of these funds was $796.8 million and $822.8 million at December 31, 2002 and 2001, respectively. The Company actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes. The accounting for nuclear decommissioning recognizes that the Company's regulated electric rates provide for recovery of these costs net of any trust fund earnings and, therefore, fluctuations in trust fund marketable security returns do not affect the earnings of the Company.

Contingent Value Obligations Market Value Risk

In connection with the acquisition of FPC, the Company issued 98.6 million contingent value obligations (CVOs). Each CVO represents the right to receive contingent payments based on the performance of four synthetic fuel facilities purchased by subsidiaries of FPC in October 1999. The payments, if any, are based on the net after-tax cash flows the facilities generate. These CVOs are recorded at fair value and unrealized gains and losses from changes in fair value are recognized in earnings. At December 31, 2002 and 2001, the fair value of these CVOs was $13.8 million and $41.9 million, respectively. A hypothetical 10% decrease in the December 31, 2002 market price would result in a $1.4 million decrease in the fair value of the CVOs.

CAROLINA POWER & LIGHT COMPANY

The information required by this item is incorporated herein by reference to the Progress Energy Quantitative and Qualitative Disclosures About Market Risk insofar as it relates to CP&L.

The following tables provide information as of December 31, 2002 and 2001, about CP&L's interest rate risk sensitive instruments.

December 31, 2002
-----------------                                                                                            Fair Value
                                                                                                             December 31,
(dollars in millions)               2003      2004      2005      2006      2007   Thereafter     Total          2002
--------------------------------------------------------------------------------------------------------------------------
Fixed rate long-term debt              -     $ 300     $ 307         -     $ 200     $ 1,638      $ 2,445     $ 2,708
Average interest rate                  -     6.87%     7.48%         -     6.80%       6.61%        6.76%           -
Variable rate long-term debt           -         -         -         -         -     $   620        $ 620     $   620
Average interest rate                  -         -         -         -         -       1.29%        1.29%           -


December 31, 2001
-----------------                                                                                            Fair Value
                                                                                                             December 31,
(dollars in millions)               2002      2003      2004      2005      2006   Thereafter     Total          2001
--------------------------------------------------------------------------------------------------------------------------
Fixed rate long-term debt          $ 100     $   7     $ 300     $ 300         -     $ 1,488      $ 2,195     $ 2,274
Average interest rate              6.75%     6.43%      6.87%    7.50%         -       6.88%        6.96%           -
Variable rate long-term debt           -         -         -         -         -     $   620      $   620     $   621
Average interest rate                  -         -         -         -         -       1.58%        1.58%           -
Extendible notes                   $ 500         -         -         -         -           -      $   500     $   500
Average interest rate -
  variable rate                    2.83%         -         -         -         -           -        2.83%           -
Interest rate swaps:
   Pay fixed/receive variable (a)  $ 500         -         -         -         -           -      $   500     $ (18.5)

(a) Receives floating rate based on three-month LIBOR and pays fixed rate of 7.17%. Designated as a hedge on $500 million of Extendible notes.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  following  consolidated   financial  statements,   supplementary  data  and
     consolidated financial statement schedules are included herein:

                                                                                                    Page
Progress Energy, Inc.
Independent Auditors' Report                                                                        73

Consolidated Financial Statements - Progress Energy, Inc.:

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000              74
Consolidated Balance Sheets as of December 31, 2002 and 2001                                        75
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000          76
Consolidated Statements of Changes in Common Stock Equity for the Years Ended December 31, 2002,
   2001 and 2000                                                                                    77
Consolidated Quarterly Financial Data (Unaudited)                                                   78

Notes to Consolidated Financial Statements                                                          79

Carolina Power & Light Company
Independent Auditors' Report                                                                       124

Consolidated Financial Statements - Carolina Power & Light Company:

Consolidated Statements of Income and Comprehensive Income for the Years Ended
       December 31, 2002, 2001, and 2000                                                           125
Consolidated Balance Sheets as of December 31, 2002 and 2001                                       126
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001
   and 2000                                                                                        127
Consolidated Schedules of Capitalization as of December 31, 2002 and 2001                          128
Consolidated Statements of Retained Earnings for the Years Ended December 31, 2002, 2001
   and 2000                                                                                        128
Consolidated Quarterly Financial Data (Unaudited)                                                  128

Notes to Consolidated Financial Statements                                                         129

Independent Auditors' Report on Consolidated Financial Statement Schedule - Progress Energy, Inc.  155
Independent Auditors' Report on Consolidated Financial Statement Schedule - Carolina Power &
           Light Company                                                                           156

Consolidated Financial Statement Schedules for the Years Ended December 31,
2002, 2001 and 2000:

           II-Valuation and Qualifying Accounts - Progress Energy, Inc.                            157
           II-Valuation and Qualifying Accounts - Carolina Power & Light Company                   158

All other schedules have been omitted as not applicable or not required or because the information required to be shown is included in the Consolidated Financial Statements or the accompanying Notes to the Consolidated Financial Statements.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF PROGRESS ENERGY, INC.

We have audited the accompanying consolidated balance sheets of Progress Energy, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in common stock equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.


/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 12, 2003


PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS of INCOME
                                                                            Years ended December 31
(In thousands except per share data)                                 2002            2001            2000
---------------------------------------------------------------------------------------------------------------
Operating Revenues
   Utility                                                         $ 6,600,689     $ 6,556,561     $ 3,545,694
   Diversified business                                              1,344,431       1,528,819         223,228
---------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                                       7,945,120       8,085,380       3,768,922
---------------------------------------------------------------------------------------------------------------
Operating Expenses
Utility
   Fuel used in electric generation                                  1,614,879       1,559,998         682,627
   Purchased power                                                     862,395         868,078         364,977
   Operation and maintenance                                         1,361,189       1,210,750         792,164
   Depreciation and amortization                                       820,279       1,067,073         735,353
   Taxes other than on income                                          386,254         379,830         162,268
Diversified business
   Cost of sales                                                     1,433,626       1,422,890          81,376
   Impairment of long-lived assets                                     363,822          42,852               -
   Other                                                                98,193         304,817         266,931
---------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                     6,940,637       6,856,288       3,085,696
---------------------------------------------------------------------------------------------------------------
Operating Income                                                     1,004,483       1,229,092         683,226
---------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                      14,526          22,481          18,353
   Impairment of investments                                           (25,011)       (164,183)              -
   Gain on sale of investment                                                -               -         200,000
   Other, net                                                           33,804         (28,439)         15,423
---------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                                    23,319        (170,141)        233,776
---------------------------------------------------------------------------------------------------------------
Interest Charges
   Net interest charges                                                641,574         689,694         261,570
   Allowance for borrowed funds used during construction                (8,133)        (16,801)        (18,992)
---------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                                    633,441         672,893         242,578
---------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Tax                    394,361         386,058         674,424
Income Tax Expense (Benefit)                                          (157,808)       (154,338)        196,502
---------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                      552,169         540,396         477,922
Discontinued Operations, net of tax                                    (23,783)          1,214             439
---------------------------------------------------------------------------------------------------------------
Net Income                                                         $   528,386     $   541,610     $   478,361
---------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding                                      217,247         204,683         157,169
---------------------------------------------------------------------------------------------------------------
Basic Earnings per Common Share
    Income from Continuing Operations                              $      2.54     $      2.64     $      3.04
    Discontinued Operations, Net of Tax                                   (.11)            .01             .00
    Net Income                                                     $      2.43     $      2.65     $      3.04
---------------------------------------------------------------------------------------------------------------

Diluted Earnings per Common Share
    Income from Continuing Operations                              $      2.53     $      2.63     $      3.03
    Discontinued Operations, Net of Tax                                   (.11)            .01             .00
    Net Income                                                     $      2.42     $      2.64     $      3.03
---------------------------------------------------------------------------------------------------------------
Dividends Declared per Common Share                                $     2.195     $     2.135     $     2.075
---------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


PROGRESS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)                                                        December 31
Assets                                                                              2002                 2001
----------------------------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                                       $  20,152,787           $ 19,176,021
  Accumulated depreciation                                                         (10,480,880)            (9,936,514)
----------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                                9,671,907              9,239,507
  Held for future use                                                                   15,109                 15,380
  Construction work in progress                                                        752,336              1,004,011
  Nuclear fuel, net of amortization                                                    216,882                262,869
----------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                    10,656,234             10,521,767
----------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                             61,358                 53,708
  Accounts receivable                                                                  737,369                779,286
  Unbilled accounts receivable                                                         225,011                199,593
  Inventory                                                                            875,485                871,643
  Deferred fuel cost                                                                   183,518                146,652
  Assets of discontinued operations                                                    490,429                552,458
  Prepayments and other current assets                                                 283,036                294,460
----------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                         2,856,206              2,897,800
----------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                                    393,215                463,837
  Nuclear decommissioning trust funds                                                  796,844                822,821
  Diversified business property, net                                                 1,884,271              1,072,123
  Miscellaneous other property and investments                                         463,776                441,932
  Goodwill                                                                           3,719,327              3,656,970
  Prepaid pension costs                                                                 60,169                487,551
  Other assets and deferred debits                                                     522,662                525,900
----------------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                       7,840,264              7,471,134
----------------------------------------------------------------------------------------------------------------------
           Total Assets                                                          $  21,352,704           $ 20,890,701
----------------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------------------
Common Stock Equity
  Common stock without par value, 500,000,000 shares authorized, 237,992,513 and
      218,725,352 shares issued and outstanding,
      respectively                                                               $   4,950,558           $  4,121,194
  Unearned restricted shares (950,180 and 674,511 shares, respectively)                (21,454)               (13,701)
  Unearned ESOP shares (4,616,400 and 5,199,388 shares, respectively)                 (101,560)              (114,385)
  Accumulated other comprehensive loss                                                (237,762)               (32,180)
  Retained earnings                                                                  2,087,227              2,042,605
----------------------------------------------------------------------------------------------------------------------
        Total common stock equity                                                    6,677,009              6,003,533
----------------------------------------------------------------------------------------------------------------------
Preferred stock of subsidiaries-Not Subject to Mandatory Redemption                     92,831                 92,831
Long-Term debt                                                                       9,747,293              8,618,960
----------------------------------------------------------------------------------------------------------------------
        Total capitalization                                                        16,517,133             14,715,324
----------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                    275,397                688,052
  Accounts payable                                                                     756,287                760,116
  Interest accrued                                                                     220,400                211,731
  Dividends declared                                                                   132,232                117,857
  Short-term obligations                                                               694,850                942,314
  Customer deposits                                                                    158,214                151,968
  Liabilities of discontinued operations                                               124,767                162,917
  Other current liabilities                                                            372,161                403,868
----------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                    2,734,308              3,438,823
----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                    932,813              1,408,155
  Accumulated deferred investment tax credits                                          206,221                224,688
  Regulatory liabilities                                                               119,766                291,789
  Other liabilities and deferred credits                                               842,463                811,922
----------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                                 2,101,263              2,736,554
----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 24)
----------------------------------------------------------------------------------------------------------------------
           Total Capitalization and Liabilities                                  $  21,352,704           $ 20,890,701
----------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements


PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
                                                                                             Years ended December 31
(In thousands)                                                                          2002            2001           2000
---------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                            $   528,386    $   541,610    $   478,361
Adjustments to reconcile net income to net cash provided by operating activities:
      Loss (income) from discontinued operations                                           23,783         (1,214)          (439)
      Impairment of long-lived assets and investments                                     388,833        208,983              -
      Depreciation and amortization                                                     1,099,128      1,266,162        846,984
      Deferred income taxes                                                              (402,040)      (367,330)       (93,379)
      Investment tax credit                                                               (18,467)       (22,701)       (17,942)
      Gain on sale of investment                                                                -              -       (200,000)
      Deferred fuel cost (credit)                                                         (36,866)        68,705        (81,604)
      Net (increase) decrease  in accounts receivable                                     (45,172)       182,514        (34,754)
      Net (increase) decrease in inventories                                              (48,785)      (298,733)        15,931
      Net (increase) decrease in prepayments and other current assets                     (39,141)       (20,797)        57,141
      Net increase (decrease) in accounts payable                                          57,387       (162,940)       229,117
      Net  increase (decrease) in other current liabilities                                56,356        123,297       (148,813)
      Other                                                                                34,509        (94,806)      (197,725)
---------------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                      1,597,911      1,422,750        852,878
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Gross utility property additions                                                       (1,174,220)    (1,177,727)      (853,584)
Diversified business property additions and acquisitions                                 (934,910)      (349,713)      (157,510)
Nuclear fuel additions                                                                    (80,573)      (115,663)       (59,752)
Acquisition of Florida Progress Corporation, net of cash                                        -              -     (3,441,775)
Net proceeds from sale of assets and investment                                            42,825         53,010        200,000
Net contributions to nuclear decommissioning trust                                        (18,502)       (50,649)       (32,391)
Investments in non-utility activities                                                     (27,030)       (15,043)       (89,351)
Other                                                                                     (19,424)             -              -
---------------------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                        (2,211,834)    (1,655,785)    (4,434,363)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Issuance of common stock, net                                                             687,000        488,290              -
Issuance of long-term debt, net                                                         1,797,691      4,564,243        783,052
Net increase (decrease) in short-term indebtedness                                       (247,464)    (4,018,062)     3,782,071
Net increase (decrease) in cash provided by checks drawn in excess of bank balances            79        (45,372)       115,337
Retirement of long-term debt                                                           (1,157,286)      (322,207)      (710,373)
Dividends paid on common stock                                                           (479,981)      (432,078)      (368,004)
Other                                                                                      21,482        (47,127)           (66)
---------------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Financing Activities                                      621,521        187,687      3,602,017
---------------------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used in) Discontinued Operations                                             52           (843)           525
---------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                        7,650        (46,191)        21,057
Cash and Cash Equivalents at Beginning of Year                                             53,708         99,899         78,842
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                              $    61,358    $    53,708    $    99,899
---------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                      $   630,935    $   588,127    $   244,224
                            income taxes (net of refunds)                             $   219,278    $   127,427    $   367,665

Noncash Activities
o On June 28, 2000, Caronet, Inc., a wholly owned subsidiary of the Company, contributed net assets in the amount of $93.0 million in exchange for a 35% ownership interest (15% voting interest) in a newly formed company.
o On November 30, 2000, the Company purchased all outstanding shares of Florida Progress Corporation. In conjunction with the purchase, the Company issued approximately $1.9 billion in common stock and $49.3 million in contingent value obligations.
o On April 26, 2002, Progress Fuels Corporation, a subsidiary of the Company, acquired 100% of Westchester Gas Company. In conjunction with the purchase, the Company issued approximately $129.0 million in common stock.

 See Notes to Consolidated Financial Statements


PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS of CHANGES IN COMMON STOCK EQUITY
                                                                                   Unearned     Accumulated                  Total
                                                                       Unearned      ESOP          Other                    Common
(In thousands except share data)           Common Stock Outstanding   Restricted    Common     Comprehensive    Retained     Stock
                                              Shares      Amount          Stock      Stock     Income (Loss)    Earnings    Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                     159,599,650  $ 1,753,393   $ (7,938) $ (140,153)  $         -   $ 1,807,345 $3,412,647
Net income                                                                                                       478,361    478,361
Issuance of shares                            46,527,797    1,863,886                                                     1,863,886
Purchase of restricted stock                                             (10,067)                                           (10,067)
Restricted stock expense recognition                                       3,671                                              3,671
Cancellation of restricted shares                (38,400)      (1,626)     1,626                                                  -
Allocation of ESOP shares                                       5,957                 12,942                                 18,899
Dividends ($2.075 per share)                                                                                    (343,196)  (343,196)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                   206,089,047    3,621,610    (12,708)   (127,211)            -     1,942,510  5,424,201
Net income                                                                                                       541,610    541,610
FAS 133 transition adjustment (net of
    tax of $15,130)                                                                                (23,567)                 (23,567)
Change in net unrealized losses on cash
    flow hedges (net of tax of $13,268)                                                            (20,703)                 (20,703)
Reclassification adjustment for amounts
    included in net income (net of tax of
      $8,739)                                                                                       13,647                   13,647
Foreign currency translation and other                                                              (1,557)                  (1,557)
                                                                                                                         -----------
Comprehensive income                                                                                                        509,430
                                                                                                                         -----------
Issuance of shares                            12,658,027      488,592                                                       488,592
Purchase of restricted stock                                              (7,992)                                            (7,992)
Restricted stock expense recognition                                       6,084                                              6,084
Cancellation of restricted shares                (21,722)        (915)       915                                                  -
Allocation of ESOP shares                                      11,907                 12,826                                 24,733
Dividends ($2.135 per share)                                                                                    (441,515)  (441,515)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                   218,725,352    4,121,194    (13,701)   (114,385)      (32,180)    2,042,605  6,003,533
Net income                                                                                                       528,386    528,386
Change in net unrealized losses on cash
    flow hedges (net of tax of $17,712)                                                            (27,920)                 (27,920)
Reclassification adjustment for amounts
    included in net income (net of tax of
      $10,480)                                                                                      16,307                   16,307
Foreign currency translation and other                                                              (1,584)                  (1,584)
Minimum pension liability adjustment
      (net of tax of $120,903)                                                                    (192,385)                (192,385)
                                                                                                                         -----------
Comprehensive income                                                                                                        322,804
                                                                                                                         -----------
Issuance of shares                            19,282,212      815,393                                                       815,393
Purchase of restricted stock                                             (16,197)                                           (16,197)
Restricted stock expense recognition                                       7,709                                              7,709
Cancellation of restricted shares                (15,051)        (735)       735                                                  -
Allocation of ESOP shares                                      14,706                 12,825                                 27,531
Dividends ($2.195 per share)                                                                                    (483,764)  (483,764)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                   237,992,513  $ 4,950,558   $(21,454) $ (101,560)  $  (237,762)  $ 2,087,227 $6,677,009
===================================================================================================================================

See Notes to Consolidated Financial Statements


CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands except per share data)              First Quarter      Second Quarter         Third Quarter         Fourth Quarter
---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2002
Operating revenues                                 $1,787,302           $1,958,855           $2,277,040             $1,921,923
Operating income                                      241,981              305,288              200,221                256,993
Income from continuing operations                     124,062              121,933              157,073                149,101
Net income                                            132,527              120,620              151,934                123,305
Common stock data:
Basic earnings per common share
     Income from continuing operations                   0.58                 0.57                 0.73                   0.66
     Net income                                          0.62                 0.56                 0.70                   0.55
Diluted earnings per common share
     Income from continuing operations                   0.58                 0.56                 0.72                   0.66
     Net income                                          0.62                 0.56                 0.70                   0.55
Dividends paid per common share                         0.545                0.545                0.545                  0.545
Market price per share - High                           50.86                52.70                51.97                  44.82
                         Low                            43.01                47.91                36.54                  32.84
---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001
Operating revenues                                 $1,755,839           $2,233,383           $2,265,223             $1,830,935
Operating income                                      295,611              288,898              455,475                189,108
Income (loss) from continuing operations              146,807              117,080              369,733                (93,224)
Net income (loss)                                     154,003              111,702              366,443                (90,538)
Common stock data:
Basic earnings per common share
     Income from continuing operations                   0.73                 0.59                 1.80                  (0.44)
     Net income                                          0.77                 0.56                 1.78                  (0.43)
Diluted earnings per common share
     Income from continuing operations                   0.73                 0.58                 1.79                  (0.44)
     Net income                                          0.77                 0.56                 1.77                  (0.42)
Dividends paid per common share                         0.530                0.530                0.530                  0.530
Market price per share - High                           49.25                45.00                45.79                  45.60
                         Low                            38.78                40.36                39.25                  40.50


o In the opinion of management, all adjustments necessary to fairly present amounts shown for interim periods have been made. Results of operations for an interim period may not give a true indication of results for the year. All amounts were restated for discontinued operations (See Note 3A).
o Second quarter 2001 includes seven months of revenue related to Progress Rail Services due to reversal of net assets held for sale accounting treatment.
o Fourth quarter 2001 includes impairment and other charges related to Strategic Resource Solutions Corp. and Interpath Communications, Inc. of $209.0 million ($152.8 million after tax) (See Note 7).
o Third quarter 2002 includes impairment and other charges related to Progress Telecom, Caronet and Interpath Communications, Inc. of $355.4 million ($224.8 million after tax) (See Note 7).
o Fourth quarter 2002 includes estimated impairment on assets held for sale of Railcar Ltd. of $58.8 million ($40.1 million after tax) (See Note 3B).

See Notes to Consolidated Financial Statements.

PROGRESS ENERGY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

    A. Organization

    Progress Energy, Inc. (Progress Energy or the Company) is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), as amended. The Company and its subsidiaries are subject to the regulatory provisions of PUHCA. The Company was formed as a result of the reorganization of Carolina Power & Light Company (CP&L) into a holding company structure (CP&L Energy, Inc.) on June 19, 2000. All shares of common stock of CP&L were exchanged for an equal number of shares of CP&L Energy, Inc. On December 4, 2000, the Company changed its name from CP&L Energy, Inc. to Progress Energy, Inc.

    Through its wholly owned subsidiaries, CP&L and Florida Power Corporation (Florida Power), the Company is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. Through the Progress Ventures business unit, the Company is involved in nonregulated generation operations; natural gas fuel exploration and production; coal fuel extraction, manufacturing and delivery; and energy marketing and trading activities. Through the Rail Services business unit, the Company is involved in nonregulated railcar repair, rail parts reconditioning and sales, railcar leasing and sales, and scrap metal recycling. Through its other business units, the Company engages in other nonregulated business areas, including telecommunications and holding company operations. Progress Energy's legal structure is not currently aligned with the functional management and financial reporting of the Progress Ventures business segment. Whether, and when, the legal and functional structures will converge depends upon legislative and regulatory action, which cannot currently be anticipated. Effective January 1, 2003, CP&L, Florida Power and Progress Ventures, Inc. (PVI) began doing business under the assumed names Progress Energy Carolinas, Inc., Progress Energy Florida, Inc., and Progress Energy Ventures, Inc., respectively. The legal names of these entities have not changed, and there is no restructuring of any kind related to the name change. The current corporate and business unit structure remains unchanged.

    The Company's results of operations  include the results of Florida Progress
    Corporation  (FPC)  for  the  periods   subsequent  to  November  30,  2000;
    therefore, periods presented may not be comparable (See Note 2C).

    B. Basis of Presentation

    The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America
    (GAAP) and include the activities of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation except as permitted by Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which provides that profits on intercompany sales to regulated affiliates are not eliminated if the sales price is reasonable and the future recovery of the sales price through the ratemaking process is probable. See Note 1K for a discussion of SFAS No. 71.

    The accounting records of CP&L, Florida Power and North Carolina Natural Gas Corporation (NCNG) are maintained in accordance with uniform systems of accounts prescribed by the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (SCPSC) and the Florida Public Service Commission (FPSC).

    Unconsolidated investments in companies over which the Company does not have control, but has the ability to exercise influence over operating and financial policies (generally 20% - 50% ownership), are accounted for under the equity method of accounting. Other investments are stated principally at cost. These equity and cost investments, which total approximately $108.9 million and $147.4 million at December 31, 2002 and 2001, respectively, are included as miscellaneous other property and investments in the Consolidated Balance Sheets. The primary component of this balance is the Company's investments in affordable housing of $72.3 million and $82.4 million at December 31, 2002 and 2001, respectively. Included in the December 31, 2001 investment balance is the Company's investment in Interpath Communications, Inc. of $27.0 million.

    Results of operations of Progress Rail Services Corporation and certain other diversified operations are recognized one month in arrears.

    Certain amounts for 2001 and 2000 have been reclassified to conform to the 2002 presentation.

    C. Use of Estimates and Assumptions

    In preparing consolidated financial statements that conform with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates.

    D. Cash

    The Company considers cash and cash equivalents to include unrestricted cash on hand, cash in banks and temporary investments with a maturity of three months or less.

    E. Inventory

    The Company accounts for inventory using the average-cost method. As of December 31, inventory was comprised of (in thousands):

                                            2002           2001
                                         ----------     ----------

    Fuel                                 $ 313,003      $ 296,772
    Rail equipment and parts               155,206        200,697
    Materials and supplies                 362,708        349,127
    Other                                   44,568         25,047
                                         ----------     ----------
    Total inventory                      $ 875,485      $ 871,643
                                         ==========     ==========

    F. Utility Plant

    Utility plant in service is stated at historical cost less accumulated depreciation. The Company capitalizes all construction-related direct labor and material costs of units of property as well as indirect construction costs. The cost of renewals and betterments is also capitalized. Maintenance and repairs of property, and replacements and renewals of items determined to be less than units of property, are charged to maintenance expense as incurred. The cost of units of property replaced, renewed or retired, plus removal or disposal costs, less salvage, is charged to accumulated depreciation. Subsequent to the acquisition of FPC, the utility plants of FPC continue to be presented on a gross basis to reflect the treatment of such plant in cost-based regulation.

    The balances of electric utility plant in service at December 31 are listed below (in thousands), with a range of depreciable lives for each:

                                                   2002              2001
                                              -------------     -------------

    Production plant  (7-33 years)            $ 11,062,405      $ 10,670,717
    Transmission plant  (30-75 years)            2,104,520         2,013,243
    Distribution plant  (12-50 years)            6,072,901         5,767,788
    General plant and other (8-75 years)           912,961           724,273
                                              -------------     -------------
    Utility plant in service                  $ 20,152,787      $ 19,176,021
                                              =============     =============

    Generally, electric utility plant other than nuclear fuel is pledged as collateral for the first mortgage bonds of CP&L and Florida Power (See Note
    8).

    Allowance  for  funds  used  during  construction   (AFUDC)  represents  the
    estimated debt and equity costs of capital funds necessary to finance the construction of new regulated assets. As prescribed in the regulatory uniform systems of accounts, AFUDC is charged to the cost of the plant. The equity funds portion of AFUDC is credited to other income and the borrowed funds portion is credited to interest charges. Regulatory authorities consider AFUDC an appropriate charge for inclusion in the rates charged to customers by the utilities over the service life of the property. The total equity funds portion of AFUDC was $8.7 million, $8.8 million and $13.6 million in 2002, 2001 and 2000, respectively. The composite AFUDC rate for CP&L's electric utility plant was 6.2% in both 2002 and 2001 and 8.2% in 2000. The composite AFUDC rate for Florida Power's electric utility plant was 7.8% in 2002, 2001 and 2000.

    G. Depreciation and Amortization - Utility Plant

    For financial reporting purposes, substantially all depreciation of utility plant other than nuclear fuel is computed on the straight-line method based on the estimated remaining useful life of the property, adjusted for estimated net salvage. Depreciation provisions, including decommissioning costs (See Note 1H) and excluding accelerated cost recovery of nuclear generating assets, as a percent of average depreciable property other than nuclear fuel, were approximately 3.6%, 4.0% and 4.1% in 2002, 2001 and 2000, respectively. Total depreciation provisions were $730.3 million, $804.1 million and $707.5 million in 2002, 2001 and 2000, respectively.

    With approval from the NCUC and the SCPSC, CP&L accelerated the cost recovery of its nuclear generating assets beginning January 1, 2000. Cumulative accelerated depreciation ranging from $530 million to $750 million will be recorded by December 31, 2009. The accelerated cost recovery of these assets resulted in additional depreciation expense of approximately $53 million, $75 million and $275 million in 2002, 2001 and 2000, respectively. Total accelerated depreciation recorded through December 31, 2002 was $326 million for the North Carolina jurisdiction and $77 million for the South Carolina jurisdiction (See Note 15C).

    Amortization of nuclear fuel costs, including disposal costs associated with obligations to the U.S. Department of Energy (DOE) and costs associated with obligations to the DOE for the decommissioning and decontamination of enrichment facilities, is computed primarily on the units-of-production method and charged to fuel used in electric generation in the accompanying Consolidated Statements of Income. The total of these costs for the years ended December 31, 2002, 2001 and 2000 were $141.1 million, $130.1 million and $114.6 million, respectively.

    Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and no longer amortizes goodwill (See Note 6). Prior to the adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis over a period not exceeding 40 years. Intangible assets are being amortized on a straight-line basis over their respective lives.

    H. Decommissioning and Dismantlement Provisions

    In the Company's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the NCUC, the SCPSC and the FPSC and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdictions, the provisions for nuclear decommissioning costs are approved by FERC. Decommissioning cost provisions, which are included in depreciation and amortization expense, were $30.9 million, $38.5 million and $32.5 million in 2002, 2001 and 2000, respectively. The Florida Power rate case settlement required Florida Power to suspend accruals on its reserves for nuclear decommissioning and fossil dismantlement through December 31, 2005 (See Note 15B).

    Accumulated decommissioning costs, which are included in accumulated depreciation, were approximately $1.0 billion at December 31, 2002 and 2001. These costs include amounts retained internally and amounts funded in externally-managed decommissioning trusts. Trust earnings increase the trust balance with a corresponding increase in the accumulated decommissioning balance. These balances are adjusted for unrealized gains and losses related to changes in the fair value of trust assets.

    CP&L's most recent site-specific estimates of decommissioning costs were developed in 1998, using 1998 cost factors, and are based on prompt dismantlement decommissioning, which reflects the cost of removal of all radioactive and other structures currently at the site, with such removal occurring shortly after operating license expiration. These estimates, in 1998 dollars, are $281.5 million for Robinson Unit No. 2, $299.6 million for Brunswick Unit No. 1, $298.7 million for Brunswick Unit No. 2 and $328.1 million for the Harris Plant. The estimates are subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The cost estimates exclude the portion attributable to North Carolina Eastern Municipal Power Agency (Power Agency), which holds an undivided ownership interest in the Brunswick and Harris nuclear generating facilities. Operating licenses for CP&L's nuclear units expire in the years 2010 for Robinson Unit No. 2, 2016 for Brunswick Unit No. 1, 2014 for Brunswick Unit No. 2 and 2026 for the Harris Plant. An application to extend the Robinson license 20 years was submitted in 2002, and a similar application will be made for the Brunswick units in 2004. An extension will also be sought for the Harris Plant, tentatively scheduled for 2009.

    Florida Power's most recent site-specific estimate of decommissioning costs for the Crystal River Nuclear Plant (CR3) was developed in 2000 based on prompt dismantlement decommissioning. The estimate, in 2000 dollars, is $490.9 million and is subject to change based on the same factors as discussed above for CP&L's estimates. The cost estimate excludes the portion attributable to other co-owners of CR3. CR3's operating license expires in 2016. An application to extend the plant license for 20 years is anticipated to be submitted in 2007.

    Management believes that decommissioning costs that have been and will be recovered through rates by CP&L and Florida Power will be sufficient to provide for the costs of decommissioning.

    Florida Power maintains a reserve for fossil plant dismantlement. At December 31, 2002 and 2001, this reserve was approximately $141.6 million and $140.5 million, respectively, and was included in accumulated depreciation. The provision for fossil plant dismantlement was previously suspended per a 1997 FPSC settlement agreement, but resumed mid-2001. The 2001 annual provision, approved by the FPSC, was $8.8 million. The accrual for fossil dismantlement reserves was suspended again in 2002 by the Florida rate case settlement (See Note 15B).

    The Financial Accounting Standards Board (FASB) has issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that will change the accounting for the decommissioning and dismantlement provisions beginning in 2003 (See Note 1U).

    I. Diversified Business Property

    Diversified business property is stated at cost less accumulated depreciation. If an impairment is recognized on an asset, the fair value becomes its new cost basis. The costs of renewals and betterments are capitalized. The cost of repairs and maintenance is charged to expense as incurred. Depreciation is computed on a straight-line basis using the estimated useful lives indicated in the table below. Depletion of mineral rights is provided on the units-of-production method based upon the estimates of recoverable amounts of clean mineral.

    The Company uses the full cost method to account for its natural gas and oil properties. Under the full cost method, substantially all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of natural gas and oil reserves are capitalized. These capitalized costs include the costs of all unproved properties, internal costs directly related to acquisition and exploration activities. These costs are amortized using the units-of-production method over the life of the Company's proved reserves. Total capitalized costs are limited to a ceiling based on the present value of discounted (at 10%) future net revenues using current prices, plus the lower of cost or fair market value of unproved properties. If the ceiling (discounted revenues) is not equal to or greater than total capitalized costs, the Company is required to write-down capitalized costs to this level. The Company performs this ceiling test calculation every quarter. No write-downs were required in 2002, 2001 or 2000.

    The Company's nonregulated businesses capitalize interest costs under SFAS No. 34, "Capitalizing Interest Costs." During the year ended December 31, 2002, the Company capitalized $38.2 million of its interest expense of $679.8 million related to the expansion of its nonregulated generation portfolio at PVI. Capitalized interest is included in diversified business property, net on the Consolidated Balance Sheets.

    Diversified business depreciation expense was $86.2 million, $72.3 million and $18.5 million at December 31, 2002, 2001 and 2000, respectively.

    The following is a summary of diversified business property (in thousands) as of December 31, with ranges of depreciable lives:

                                                                        2002            2001
                                                                   ------------    ------------

    Equipment (3 - 25 years)                                       $   298,747     $   228,673
    Nonregulated generation plant and equipment (3 - 40 years)         549,115         108,512
    Land and mineral rights                                             89,506          76,598
    Buildings and plants (5 - 40 years)                                153,186         125,032
    Oil and gas properties (units-of-production)                       264,767          41,413
    Telecommunications equipment (5 - 20 years)                         42,514         266,603
    Rail equipment (3 - 20 years)                                       48,279          54,105
    Marine equipment (3 - 35 years)                                     80,501          78,868
    Computers, office equipment and software (3 - 10 years)             33,575          42,855
    Construction work in progress                                      643,742         342,179
    Accumulated depreciation                                          (319,661)       (292,715)
                                                                   ------------    ------------

    Diversified business property, net                             $ 1,884,271     $ 1,072,123
                                                                   ============    ============

    During 2002, the Company recorded asset impairments related to assets held by the Company's telecommunications operations (See Note 7).

    J. Impairment of Long-Lived Assets and Investments

    The Company reviews the recoverability of long-lived and intangible assets whenever indicators exist. Examples of these indicators include current period losses, combined with a history of losses or a projection of continuing losses, or a significant decrease in the market price of a long-lived asset group. If an indicator exists for assets to be held and used, then the asset group is tested for recoverability by comparing the carrying value to the sum of undiscounted expected future cash flows directly attributable to the asset group. If the asset group is not recoverable through undiscounted cash flows or the asset group is to be disposed of, then an impairment loss is recognized for the difference between the carrying value and the fair value of the asset group. The accounting for impairment of assets is based on SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was adopted by the Company effective January 1, 2002. Prior to the adoption of this standard, impairments were accounted for under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which was superceded by SFAS No. 144. See Note 7 for a discussion of impairment evaluations performed and charges taken.

    K. Cost-Based Regulation

    The Company's regulated operations are subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 allows a regulated company to record costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by a nonregulated enterprise. Accordingly, the Company records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for nonregulated entities. These regulatory assets and liabilities represent expenses deferred for future recovery from customers or obligations to be refunded to customers and are primarily classified in the accompanying Consolidated Balance Sheets as regulatory assets and regulatory liabilities (See Note 15A).

    L. Income Taxes

    The Company and its affiliates file a consolidated federal income tax return. Deferred income taxes have been provided for temporary differences. These occur when there are differences between the book and tax carrying amounts of assets and liabilities. Investment tax credits related to regulated operations have been deferred and are being amortized over the estimated service life of the related properties. Credits for the production and sale of synthetic fuel are deferred to the extent they cannot be or have not been utilized in the annual consolidated federal income tax returns (See
    Note 20).

    M. Excise Taxes

    CP&L and Florida Power collect from customers certain excise taxes levied by the state or local government upon the customers. CP&L and Florida Power account for excise taxes on a gross basis. For the years ended December 31, 2002, 2001 and 2000, gross receipts tax, franchise taxes and other excise taxes of approximately $211.0 million, $209.8 million and $84.0 million, respectively, are included in taxes other than on income in the accompanying Consolidated Statements of Income. These approximate amounts are also included in utility revenues.

    N. Derivatives

    Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value. See Note 16 for information regarding risk management activities and derivative transactions.

    In connection with the January 2003 FASB Emerging Issues Task Force (EITF) meeting, the FASB was requested to reconsider an interpretation of SFAS No.
    133. The interpretation, which is contained in the Derivatives Implementation Group's C11 guidance, relates to the pricing of contracts that include broad market indices. In particular, that guidance discusses whether the pricing in a contract that contains broad market indices (e.g., CPI) could qualify as a normal purchase or sale (the normal purchase or sale term is a defined accounting term, and may not, in all cases, indicate whether the contract would be "normal" from an operating entity viewpoint). The Company is currently re-evaluating which contracts, if any, that have previously been designated as normal purchases or sales would now not qualify for this exception. The Company is currently evaluating the effects that this guidance will have on its results of operations and financial position.

    O. Allowance for Doubtful Accounts

    The Company maintains an allowance for doubtful accounts receivable, which totaled approximately $39.6 million and $38.7 million at December 31, 2002 and 2001, respectively.

    P. Unamortized Debt Premiums, Discounts and Expenses

    Long-term debt premiums, discounts and issuance expenses for the utilities are amortized over the life of the related debt using the straight-line method. Any expenses or call premiums associated with the reacquisition of debt obligations by the utilities are amortized over the applicable life using the straight-line method consistent with ratemaking treatment.

    Q. Revenue Recognition

    The Company recognizes electric utility revenues as service is rendered to customers. Operating revenues include unbilled electric utility revenues earned when service has been delivered but not billed by the end of the accounting period. Diversified business revenues are generally recognized at the time products are shipped or as services are rendered. Leasing activities are accounted for in accordance with SFAS No. 13, "Accounting for Leases." Gains and losses from energy trading activities are reported on a net basis. Revenues related to design and construction of wireless infrastructure are recognized upon completion of services for each completed phase of design and construction.

    R. Fuel Cost Deferrals

    Fuel expense includes fuel costs or recoveries that are deferred through fuel clauses established by the electric utilities' regulators. These clauses allow the utilities to recover fuel costs and portions of purchased power costs through surcharges on customer rates.

    S. Environmental

    The Company accrues environmental remediation liabilities when the criteria for SFAS No. 5, "Accounting for Contingencies," has been met. Environmental expenditures are expensed as incurred or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as additional information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized when their receipt is deemed probable (See Note 24E).

    T. Benefit Plans

    The Company follows the guidance in SFAS No. 87, "Employers' Accounting for Pensions," to account for its defined benefit retirement plans. In addition to pension benefits, the Company provides other postretirement benefits which are accounted for under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." See Note 18 for related disclosures for these plans.

    U. New Accounting Standards

    SFAS No. 143, "Accounting for Asset Retirement Obligations"
    The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in July 2001. This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Cumulative accretion and accumulated depreciation will be recognized for the time period from the date the liability would have been recognized had the provisions of this statement been in effect, to the date of adoption of this statement. The cumulative effect of initially applying this statement is recognized as a change in accounting principle. The adoption of this statement will have no impact on the income of regulated entities, as the effects are expected to be offset by the establishment of regulatory assets or liabilities pursuant to SFAS No. 71.

    The Company's review identified legal retirement obligations for nuclear decommissioning of radiated plant, coal mine operations, synthetic fuel operations and gas production. The Company will record liabilities pursuant to SFAS No. 143 beginning in 2003. The Company used an expected cash flow approach to measure the obligations. The following proforma liabilities, as of December 31, reflect amounts as if this statement had been applied during all periods:

    (in millions)                        2002               2001
                                      ----------        -----------
    Regulated:
       Nuclear decommissioning        $ 1,182.5          $ 1,117.7
    Nonregulated:
       Coal mine operations               $ 6.1              $ 5.6
       Synfuel operations                   2.0                1.7
       Gas production                       2.2                2.0

    Nuclear decommissioning and coal mine operations have previously-recorded liabilities. Amounts recorded for nuclear decommissioning of radiated plant were $775.1 million and $737.1 million at December 31, 2002 and 2001, respectively. Amounts recorded for coal mine reclamation were $4.7 million and $4.8 million at December 31, 2002 and 2001, respectively. Synthetic fuel operations and gas production have no previously-recorded liabilities.

    Proforma net income and earnings per share have not been presented for the years ended December 31, 2002, 2001 or 2000 because the proforma application of SFAS No. 143 to prior periods would result in proforma net income and earnings per share not materially different from the actual amounts reported for those periods in the accompanying Consolidated Statements of Income.

    The Company has identified but not recognized  asset  retirement  obligation
    (ARO) liabilities related to electric transmission and distribution, gas distribution and telecommunications assets as the result of easements over property not owned by the Company. These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements as the Company intends to utilize these properties indefinitely. In the event the Company decides to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

    The utilities have previously recognized removal costs as a component of depreciation in accordance with regulatory treatment. To the extent these amounts do not represent SFAS No. 143 legal retirement obligations, they will be disclosed as regulatory liabilities upon adoption of the standard.

    SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"
    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This newly issued statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30)," which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Any gain or loss on extinguishment will be recorded in the most appropriate line item to which it relates within net income before extraordinary items. For regulated companies, any expenses or call premiums associated with the reacquisition of debt obligations are amortized over the applicable life using the straight-line method consistent with ratemaking treatment (See Note 1P). SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. For the provisions related to the rescission of SFAS No. 4, SFAS No. 145 is effective for the Company beginning in fiscal year 2004. The remaining provisions of SFAS No. 145 are effective for the Company in fiscal year 2003. The Company is currently evaluating the effects, if any, that this statement will have on its results of operations and financial position.

    SFAS No. 148,  "Accounting  for  Stock-Based  Compensation"
    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123," and provided alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies follow the prescribed format and provide the additional disclosures in their annual reports for years ending after December 15, 2002. The Company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for its stock-based compensation plans, as described in Note 17.

    For purposes of the proforma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense over the options' vesting period. Under SFAS No. 123, compensation expense would have been $13.5 million and $2.9 million in 2002 and 2001, respectively. The stock option plan was not in effect in 2000. The Company's information related to the proforma impact on earnings and earnings per share follows:


    (in thousands except per share data)                            2002        2001         2000
                                                                 ----------   ----------  ----------
    Net income, as reported                                      $ 528,386    $ 541,610   $ 478,361
    Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects       8,036        1,765           -
                                                                 ----------   ----------  ----------
    Proforma net income                                          $ 520,350    $ 539,845   $ 478,361
                                                                 ==========   ==========  ==========
    Earnings per share:
      Basic - as reported                                            $2.43        $2.65       $3.04
      Basic - proforma                                               $2.40        $2.64       $3.04

      Diluted - as reported                                          $2.42        $2.64       $3.03
      Diluted - proforma                                             $2.39        $2.63       $3.03

    FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"
    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34" (FIN No.
    45). This interpretation clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The applicable disclosures required by FIN No. 45 have been made in Notes 9 and 24C. The Company is currently evaluating the effects, if any, that this interpretation will have on its results of operations and financial position.

    FIN No. 46, "Consolidation of Variable Interest Entities"
    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 in the third quarter of 2003.

    The Company has an arrangement with Railcar Asset Financing Trust (RAFT), through its Railcar Ltd. subsidiary, to which this interpretation may apply. Because the Company expects to sell Railcar Ltd. during 2003 (See Note 3B), the application of FIN No. 46 is not expected to have a material impact with respect to this arrangement. The Company is currently evaluating what effects, if any, this interpretation will have on its results of operations and financial position.

    EITF Issue 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."
    In June 2002, the EITF reached a consensus on a portion of Issue 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue 02-03 requires all gains and losses (realized or unrealized) on energy trading contracts to be shown net in the income statement. The Company's policy already required the gains and losses to be recorded on a net basis. The net of the gains and losses is recorded in diversified business revenue and other, net on the Consolidated Statements of Income. The Company does not recognize a dealer profit or unrealized gain or loss at the inception of a derivative unless the fair value of that instrument, in its entirety, is evidenced by quoted market prices or current market transactions.

2.  Acquisitions

    A. Generation Acquisition

    On February 15, 2002, PVI acquired 100% of two electric generating projects located in Georgia from LG&E Energy Corp., a subsidiary of Powergen plc. The two projects consist of 1) Walton County Power, LLC in Monroe, Georgia, a 460 megawatt natural gas-fired plant placed in service in June 2001 and 2) Washington County Power, LLC in Washington County, Georgia, a planned 600 megawatt natural gas-fired plant expected to be operational by June 2003. The Walton and Washington projects have been accounted for using the purchase method of accounting and accordingly have been included in the consolidated financial statements since the acquisition date.

    In the final allocation, the aggregate cash purchase price of approximately $347.9 million was allocated to diversified business property, intangibles and goodwill for $250.4 million, $33.4 million and $64.1 million, respectively. Of the acquired intangible assets, $33.0 million was assigned to tolling and power sale agreements with LG&E Energy Marketing, Inc. for each project and is being amortized through December 31, 2004. Goodwill was assigned to the Progress Ventures segment and will be deductible for tax purposes (See Note 6).

    In addition, PVI entered into a project management and completion agreement whereby LG&E Energy Corp. agreed to manage the completion of the Washington site construction for PVI. As of December 31, 2002, the remaining payments related to the agreement are estimated to be $57.8 million. The Company has guaranteed certain payments on behalf of PVI related to the construction of the facility (See Note 24C).

    The proforma results of operations reflecting the acquisition would not be materially different than the reported results of operations for the years ended December 31, 2002 or 2001.

    B. Westchester Acquisition

    On April 26, 2002, Progress Fuels Corporation (Progress Fuels), a subsidiary of Progress Energy, acquired 100% of Westchester Gas Company (Westchester). The acquisition included approximately 215 natural gas-producing wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems located within a 25-mile radius of Jonesville, Texas, on the Texas-Louisiana border.

    The aggregate purchase price of approximately $153 million consisted of cash consideration of approximately $22 million and the issuance of 2.5 million shares of Progress Energy common stock valued at approximately $129 million. The purchase price included approximately $2 million of direct transaction costs. The purchase price has been preliminarily allocated to fixed assets including oil and gas properties, based on the preliminary fair values of the assets acquired. The preliminary purchase price allocation is subject to adjustment for changes in the preliminary assumptions pending additional information, including final asset valuations.

    The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations for Westchester have been included in Progress Energy's consolidated financial statements since the date of acquisition. The proforma results of operations reflecting the acquisition would not be materially different than the reported results of operations for the years ended December 31, 2002 or 2001.

    C. Florida Progress Corporation Acquisition

    On November 30, 2000, the Company completed its acquisition of FPC, a diversified, exempt electric utility holding company, for an aggregate purchase price of approximately $5.4 billion. The Company paid cash consideration of approximately $3.5 billion and issued 46.5 million common shares valued at approximately $1.9 billion. In addition, the Company issued
    98.6 million contingent value obligations (CVOs) valued at approximately $49.3 million (See Note 10). The purchase price included $20.1 million in direct transaction costs.

    The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for FPC have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets and liabilities acquired was recorded as goodwill. The goodwill, of approximately $3.6 billion, was being amortized on a straight-line basis over a period of 40 years. Effective January 1, 2002, goodwill is no longer subject to amortization (See Note 6).

    The U.S. Securities and Exchange Commission (SEC) order approving the merger requires the Company to divest of Rail Services and certain immaterial, nonregulated investments of FPC by November 30, 2003. The Company is evaluating opportunities and actively marketing these investments but may not find the right divestiture opportunity by that date. Therefore, the Company plans to seek an extension from the SEC.

3.  Divestitures

    A. NCNG Divestiture

    On October 16, 2002, the Company announced the Board of Directors' approval to sell NCNG and the Company's equity investment in Eastern North Carolina Natural Gas Company (ENCNG) to Piedmont Natural Gas Company, Inc., for approximately $400 million in net proceeds. The sale is expected to close by summer of 2003 and must be approved by the NCUC and federal regulatory agencies.

    The accompanying consolidated financial statements have been restated for all periods presented for the discontinued operations of NCNG. The net income of these operations is reported as discontinued operations in the Consolidated Statements of Income. Interest expense of $15.6 million, $14.5 million and $13.6 million for the years ended December 31, 2002, 2001 and 2000, respectively, has been allocated to discontinued operations based on the net assets of NCNG, assuming a uniform debt-to-equity ratio across the Company's operations. The Company ceased recording depreciation effective October 1, 2002, upon classification of the assets as discontinued operations. The asset group, including goodwill, has been recorded at fair value less cost to sell, resulting in an estimated loss on disposal of approximately $29.4 million, which has been recorded until the disposition is complete and the actual loss can be determined. Results of discontinued operations for years ended December 31, were as follows:


    (in thousands)                                                   2002          2001          2000
                                                                 ----------    ----------     -----------
    Revenues                                                     $ 299,820     $ 321,422      $ 330,365
                                                                 ==========    ==========     ===========

    Earnings before income taxes                                 $   8,944     $   3,909      $   6,711
    Income tax expense                                               3,350         2,695          6,272
                                                                 ----------    ----------     -----------
    Net earnings from discontinued operations                        5,594         1,214            439

    Estimated loss on disposal of discontinued operations,
         including applicable income tax expense of $3,214         (29,377)            -              -
                                                                 ----------   -----------     -----------
    Earnings (loss) from discontinued operations                 $ (23,783)    $   1,214      $     439
                                                                 ==========   ===========     ===========

    The major balance sheet classes included in assets and liabilities of discontinued operations in the Consolidated Balance Sheets, as of December 31, are as follows:

    (in thousands)                                       2002           2001
                                                      ----------    ----------
    Utility plant, net                                $ 398,931     $ 393,149
    Current assets                                       72,821       116,969
    Deferred debits and other assets                     18,677        42,340
                                                      ----------    ----------
         Assets of discontinued operations            $ 490,429     $ 552,458
                                                      ==========    ==========

    Current liabilities                                $ 76,372     $ 126,208
    Deferred credits and other liabilities               48,395        36,709
                                                      ----------    ----------
         Liabilities of discontinued operations       $ 124,767     $ 162,917
                                                      ==========    ==========

    The Company's equity investment in ENCNG of $7.7 million as of December 31, 2002 is included in miscellaneous other property and investments in the Consolidated Balance Sheets.

    B.  Railcar Ltd. Divestiture

    In December 2002, the Progress Energy Board of Directors adopted a resolution approving the sale of Railcar Ltd., a subsidiary included in the Rail Services segment. A series of sales transactions is expected to take place throughout 2003. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," an estimated impairment on assets held for sale of $58.8 million has been recognized for the write-down of the assets to be sold to fair value less the costs to sell. This impairment has been included in impairment of long-lived assets in the Consolidated Statements of Income (See Note 7).

    The assets of Railcar Ltd. have been grouped as assets held for sale and are included in other current assets on the Consolidated Balance Sheets as of December 31, 2002. The assets are recorded at $23.6 million, which reflects the Company's initial estimate of the fair value expected to be realized from the sale of these assets. The primary component of assets held for sale is current assets of $21.6 million. These assets are subject to certain commitments under operating leases (See Note 12). The Company expects to be relieved of the majority of these commitments as a result of the sale.

    C. Inland Marine Transportation Divestiture

    During 2001, the Company completed the sale of its Inland Marine Transportation business operated by MEMCO Barge Line, Inc., and related investments to AEP Resources, Inc., a wholly owned subsidiary of American Electric Power, for a sales price of $270 million. Of the $270 million purchase price, $230 million was used to pay early termination of certain off-balance sheet arrangements for assets leased by the business. In connection with the sale, the Company entered into environmental indemnification provisions covering both known and unknown sites (See Note
    24E).

    The Company adjusted the FPC purchase price allocation to reflect a $15.0 million negative net realizable value of the Inland Marine business. The
    Company's results of operations exclude Inland Marine Transportation net income of $9.1 million for 2001 and $1.8 million for the month of December 2000. These earnings were included in the determination of net realizable value for the purchase price allocation.

    D. BellSouth Carolinas PCS Partnership Interest Divestiture

    In September 2000, Caronet, Inc. (Caronet), a wholly owned subsidiary of CP&L, sold its 10% limited partnership interest in BellSouth Carolinas PCS for $200 million. The sale resulted in an after-tax gain of $121.1 million.

4.  Financial Information by Business Segment

    The Company currently provides services through the following business segments: CP&L Electric, Florida Power Electric, Progress Ventures, Rail Services and Other.

    The CP&L Electric and Florida Power Electric segments are engaged in the generation, transmission, distribution and sale of electric energy in portions of North Carolina, South Carolina and Florida. These electric operations are subject to the rules and regulations of FERC, the NCUC, the SCPSC and the FPSC.

    The Progress Ventures segment operations include nonregulated generation operations; natural gas exploration and production; coal fuel extraction, manufacturing and delivery; and energy marketing and limited trading activities on behalf of the utility operating companies as well as for its nonregulated plants. Management reviews the operations of the segment after the allocation of energy marketing and trading activities, which Progress Ventures performs on behalf of the regulated utilities, CP&L and Florida Power.

    The Rail Services segment operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, and scrap metal recycling. These activities include maintenance and reconditioning of salvageable scrap components of railcars, locomotive repair and right-of-way maintenance. Included in this segment is an estimated impairment on assets held for sale (See Note 3B).

    The Other segment is made up of other nonregulated business areas including telecommunications and holding company operations. The discontinued operations related to the sale of NCNG are not included in the operating segments below (See Note 3A).

(In thousands)                                           Florida
                                                          Power                      Rail
                                              CP&L      Electric     Progress      Services               Consolidated
                                            Electric      (c)        Vendures        (b)        Other        Totals
FOR THE YEAR ENDED DECEMBER 31, 2002
Revenues
        Unaffiliated                       $3,538,957  $3,061,732      $748,317    $714,499   ($118,385)    $7,945,120
        Intersegment                                -           -       326,639       4,623    (331,262)             -
                                           ----------------------------------------------------------------------------
                   Total revenues           3,538,957   3,061,732     1,074,956     719,122    (449,647)     7,945,120
Depreciation and amortization                 523,846     294,856        67,295      20,436      33,495        939,928
Net interest charges                          211,536     106,783        12,132      32,767     270,223        633,441
Impairment of long-lived assets and
investments
    (Notes 3B and 7)                                -           -             -      58,836     329,997        388,833
Income taxes (benefit) (e)                    237,362     163,273      (359,862)    (15,370)   (183,211)      (157,808)
Income (loss) from continuing operations      513,115     322,594       198,088     (41,733)   (439,895)       552,169
Segment income (loss) from continuing
  operations after allocation (a)             453,115     309,594       271,088     (41,733)   (439,895)       552,169
Total segment assets (d)                    8,659,297   5,226,243     2,354,081     614,640   4,008,014     20,862,275
Capital and investment expenditures           624,202     550,019       805,609       8,332     120,968      2,109,130
=======================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 2001
Revenues
     Unaffiliated                          $3,343,720  $3,212,841      $526,200    $890,328    $112,291     $8,085,380
     Intersegment                                   -           -       398,228       1,174    (399,402)             -
                                           ----------------------------------------------------------------------------
          Total revenues                    3,343,720   3,212,841       924,428     891,502   (287,111)      8,085,380
Depreciation and amortization                 521,910     452,971        40,695      36,053     109,615      1,161,244
Net interest charges                          241,427     113,707        24,085      40,589     253,085        672,893
Impairment   of   long-lived   assets  and
investments
    (Note 7)                                        -           -             -           -     207,035        207,035
Income taxes (benefit)                        264,078     182,590      (421,559)     (6,416)   (173,031)      (154,338)
Income (loss) from continuing operations      468,328     309,576       201,990     (12,108)   (427,390)       540,396
Segment income (loss) from continuing
  operations after allocation (a)             405,661     285,566       288,667     (12,108)   (427,390)       540,396
Total segment assets                        8,884,385   5,009,640     1,018,875     602,597   4,822,746     20,338,243
Capital and investment expenditures           823,952     353,433       265,183      12,886      71,986      1,527,440
=======================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 2000
Revenues
     Unaffiliated                          $3,308,215  $  241,606      $108,739         $ -    $110,362     $3,768,922
     Intersegment                                   -           -        15,717           -    (15,717)              -
                                           ----------------------------------------------------------------------------
          Total revenues                    3,308,215     241,606       124,456           -      94,645      3,768,922
Depreciation and amortization                 698,633      28,872        17,020           -      15,657        760,182
Net interest charges                          221,856       9,777         5,714           -       5,231        242,578
Gain on sale of investment                          -           -             -           -     200,000        200,000
Income taxes (benefit)                        227,705      13,580      (109,057)          -      64,274        196,502
Income (loss) from continuing operations      373,764      21,764        39,816           -      42,578        477,922
Segment income (loss) from continuing
  operations after allocation (a)             289,724      20,057       125,563           -      42,578        477,922
Total segment assets                        8,840,736   4,997,728       644,234           -   4,515,053     18,997,751
Capital and investment expenditures           821,991      49,805        38,981           -     100,317      1,011,094
=======================================================================================================================

(a) Amounts include allocation of energy marketing and trading net income managed by Progress Ventures on behalf of the electric utilities.
(b) Amounts for the year ended December 31, 2001 reflect cumulative operating results of Rail Services since the acquisition date of November 30, 2000. As of December 31, 2000, the Rail Services segment was included as Net Assets Held for Sale and, therefore, no assets are reflected for this segment as of that date. During 2001, the Company announced its intention to retain the Rail Services segment and, therefore, these assets were reclassified to operating assets.
(c) Amounts for the year ended December 31, 2000, reflect operating results of Florida Power electric since the acquisition date of November 30, 2000 (See
    Note 2C).
(d) In February 2002, CP&L transferred the Rowan Plant totaling approximately $245 million to Progress Ventures.
(e) Amounts for 2002 include income tax benefit reallocation from holding company to profitable subsidiaries according to an SEC order.

    Segment totals for depreciation and amortization expense include expenses related to the Progress Ventures, Rail Services and Other segments that are included in diversified business expenses on the Consolidated Statements of Income. Segment totals for interest expense exclude immaterial expenses related to the Progress Ventures, Rail Services and Other segments that are included in other, net on the Consolidated Statements of Income.

5.  Related Party Transactions

    NCNG sells natural gas to CP&L, Florida Power and PVI. During the years ended December 31, 2002, 2001 and 2000, sales of natural gas to CP&L, Florida Power and PVI amounted to $19.5 million, $18.7 million and $5.9 million, respectively. These revenues are included in discontinued operations on the Consolidated Statements of Income. Progress Fuels sells coal to Florida Power. These intercompany revenues are eliminated in consolidation; however, in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," profits on intercompany sales to regulated affiliates are not eliminated if the sales price is reasonable and the future recovery of the sales price through the ratemaking process is probable.

    The Company and its operating subsidiaries participate in a money pool arrangement to better manage cash and working capital requirements. Under this arrangement, subsidiaries with surplus short-term funds provide short-term loans to participating affiliates.

    The Company has announced plans to sell NCNG to Piedmont Natural Gas Company, Inc. (See Note 3A). At December 31, 2002 and 2001, the Company and its affiliates had amounts due from and payable to NCNG. Under the terms of the sales agreement, these amounts will be settled at the time of the transaction and therefore, the amounts are no longer being eliminated in consolidation. The receivables due from and the payables due to the Company are included in assets of discontinued operations and liabilities of discontinued operations, respectively, on the Consolidated Balance Sheets.

    At December 31, 2002 and 2001, NCNG had notes payable balances due to the Company related to the money pool of $5.8 million and $51.7 million, respectively. Interest payable balances as of December 31, 2002 and 2001 and amounts recorded for interest income and interest expense related to the money pool for 2002, 2001 and 2000 were not significant. The remaining amounts of receivables and payables with the Company and its affiliates at December 31, 2002 and 2001 represent amounts generated through NCNG's normal course of operations. NCNG had payables to the Company of $5.0 million and $31.9 million and receivables from the Company of $3.6 million and $51.9 million at December 31, 2002 and 2001, respectively.

    In 2000, prior to the acquisition of FPC, the Company purchased a 90% membership interest in two synthetic fuel related limited liability companies from a wholly owned subsidiary of FPC. Interest expense incurred during the pre-acquisition period was approximately $3.3 million. Subsequent to the acquisition date, intercompany amounts have been eliminated in consolidation (See Note 2C).

6.  Goodwill and Other Intangible Assets

    Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement clarifies the criteria for recording of other intangible assets separately from goodwill. Effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is subject to at least an annual assessment for impairment by applying a two-step fair value-based test. This assessment could result in periodic impairment charges.

    The Company completed the first step of the initial transitional goodwill impairment test, which indicated that the Company's goodwill was not impaired as of January 1, 2002. In addition, the Company performed the annual goodwill impairment tests for the CP&L Electric and Florida Power Electric segments during the second quarter 2002, which indicated that the Company's goodwill was not impaired. The annual test for Progress Ventures' goodwill will be performed during 2003.

    In connection with the pending sale of NCNG, goodwill attributable to these operations has been reclassified to assets of discontinued operations. The Company reviewed the carrying value of the NCNG disposal group in accordance with SFAS No. 144 (See Note 3A).

    The changes in the carrying amount of goodwill for the year ended December 31, 2002, by reportable segment, are as follows:

                                                         Florida Power      Progress
    (In thousands)                      CP&L Electric      Electric         Ventures         Other           Total
    Balance as of January 1, 2002         $ 1,921,802      $ 1,733,448      $      -       $ 34,960    $ 3,690,210
    Acquisitions                                    -                -        64,077              -         64,077
    Divestitures                                    -                -             -         (1,720)        (1,720)
    Discontinued operations                         -                -             -        (33,240)       (33,240)
                                       ------------------------------------------------------------------------------
    Balance as of December 31, 2002       $ 1,921,802      $ 1,733,448      $ 64,077       $      -    $ 3,719,327
                                       ==============================================================================

    The acquired goodwill relates to the acquisition of generating assets from LG&E Energy Corp. in February 2002 (See Note 2A).

    As required by SFAS No. 142, the results for the prior year periods have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted is presented below for years ending December 31. The goodwill amortization used in the reconciliation includes $5.9 million for both years ending December 31, 2001 and 2000 for NCNG, which is included in discontinued operations.

    (In thousands, except per share data)     2001            2000
                                            -----------     ----------
    Reported net income                     $ 541,610       $ 478,361
    Goodwill amortization                      96,828          14,100
                                            -----------     ----------
    Adjusted net income                     $ 638,438       $ 492,461
                                            ===========     ==========

    Basic earnings per common share:
    Reported net income                     $    2.65       $    3.04
    Adjusted net income                     $    3.12       $    3.13

    Diluted earnings per common share:
    Reported net income                     $    2.64       $    3.03
    Adjusted net income                     $    3.11       $    3.12

    The gross carrying amount and accumulated amortization of the Company's intangible assets as of December 31, 2002 and 2001 are as follows:

                                                 2002                                     2001
                                -------------------------------------    ---------------------------------
(In thousands)                     Gross Carrying     Accumulated          Gross Carrying   Accumulated
                                       Amount        Amortization              Amount      Amortization
                                 -----------------------------------    ---------------------------------
Synthetic fuel intangibles            $ 140,469       $ (45,189)             $ 140,469      $ (22,237)
Power sale agreements                    33,000          (5,593)                     -              -
Other                                    40,968          (7,792)                36,071         (5,938)
                                  -----------------------------------    ---------------------------------
Total                                 $ 214,437       $ (58,574)             $ 176,540      $ (28,175)
                                  ===================================    =================================

    All of the Company's intangibles are subject to amortization. Synthetic fuel intangibles represent intangibles for synthetic fuel technology. These intangibles are being amortized on a straight-line basis until the expiration of tax credits under Section 29 of the Internal Revenue Code in December 2007 (See Note 20). The power sale agreement intangibles were recorded as part of the acquisition of generating assets from LG&E Energy Corp. and are amortized on a straight-line basis beginning with the in-service date of these plants through December 31, 2004 (See Note 2A). Other intangibles are primarily customer contracts and permits that are amortized over their respective lives.

    Net intangible assets are included in other assets and deferred debits in the accompanying Consolidated Balance Sheets. Amortization expense recorded on intangible assets for the years ended December 31, 2002, 2001 and 2000 were $32.8 million, $21.6 million and $6.3 million, respectively. The estimated amortization expense for intangible assets for 2003 through 2007, in millions, is approximately $33.5, $36.5, $20.3, $19.8 and $19.8, respectively.

7.  Impairments of Long-Lived Assets and Investments

    Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance for the accounting and reporting of impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In 2002 and 2001, the Company recorded pre-tax long-lived asset and investment impairments of approximately $388.8 million and $209.0 million, respectively. There were no impairments recorded in 2000. Estimated impairments of assets held for sale of $58.8 million is included in the 2002 amount, which relates to Railcar Ltd. (See Note 3B).

    A. Long-Lived Assets

    Due to the decline of the telecommunications industry and continued operating losses, the Company initiated an independent valuation study during 2002 to assess the recoverability of the long-lived assets of Progress Telecommunications Corporation (Progress Telecom) and Caronet. Based on this assessment, the Company recorded asset impairments of $305.0 million on a pre-tax basis and other charges of $25.4 million on a pre-tax basis primarily related to inventory adjustments in the third quarter of 2002. This write-down constitutes a significant reduction in the book value of these long-lived assets.

    The long-lived asset impairments include an impairment of property, plant and equipment, construction work in process and intangible assets. The impairment charge represents the difference between the fair value and carrying amount of these long-lived assets. The fair value of these assets was determined using a valuation study heavily weighted on the discounted cash flow methodology, using market approaches as supporting information.

    Due to historical losses at Strategic Resource Solutions Corp. (SRS) and the decline in the market value for technology companies, the Company evaluated the long-lived assets of SRS in 2001. Fair value was determined based on discounted cash flows. As a result of this review, the Company recorded asset impairments of $42.9 million and other charges of $1.9 million on a pre-tax basis during the fourth quarter of 2001.

    B. Investments

    The Company  continually  reviews its  investments  to  determine  whether a decline in fair value below the cost basis is other-than-temporary. Effective June 28, 2000, Caronet entered into an agreement with Bain Capital whereby it contributed the net assets used in its application service provider business to a newly formed company, named Interpath Communications, Inc. (Interpath), for a 35% ownership interest (15% voting interest) in Interpath. In 2001, the Company obtained a valuation study to assess its investment in Interpath based on current valuations in the technology sector. As a result, the Company recorded an impairment for other-than-temporary declines in the fair value of its investment in Interpath. Investment impairments were also recorded related to certain investments of SRS. Investment write-downs totaled $164.2 million on a pre-tax basis for the year ended December 31, 2001. In May 2002, Interpath merged with a third party. Pursuant to the terms of the merger agreement and due to additional funds being contributed by Bain Capital, the Company's ownership was diluted to 19% (7% voting interest). As a result, the Company reviewed the Interpath investment for impairment and wrote off the remaining amount of its cost-basis investment in Interpath, recording a pre-tax impairment of $25.0 million in the third quarter of 2002. In the fourth quarter of 2002, the Company sold its remaining interest in Interpath for a nominal amount.

8.  Debt and Credit Facilities

    A. Debt and Credit

    At December 31, 2002 and 2001 the Company's long-term debt consisted of the following (maturities and weighted-average interest rates as of December 31, 2002):


    (in thousands)                                                                  2002               2001
                                                                           ---------------    ----------------
    Progress Energy, Inc.:
    Senior unsecured notes, maturing 2004-2031                     6.93%      $ 4,800,000          $4,000,000
    Unamortized fair value hedge gain                                              33,676                   -
    Unamortized premium and discount, net                                         (31,256)            (29,708)
                                                                           ---------------    ----------------
                                                                                4,802,420           3,970,292
                                                                           ---------------    ----------------
    Carolina Power & Light Company:
    First mortgage bonds, maturing 2004-2023                       6.92%        1,550,000           1,800,000
    Pollution control obligations, maturing 2010-2024              1.86%          707,800             707,800
    Unsecured notes, maturing 2012                                 6.50%          500,000                   -
    Extendible notes, maturing 2002                                  -                  -             500,000
    Medium-term notes, maturing 2008                               6.65%          300,000             300,000
    Miscellaneous notes                                            6.44%            6,910               7,234
    Unamortized premium and discount, net                                         (16,244)            (16,716)
                                                                           ---------------    ----------------
                                                                                3,048,466           3,298,318
                                                                           ---------------    ----------------
    Florida Power Corporation:
    First mortgage bonds, maturing 2003-2023                       6.83%          810,000             810,000
    Pollution control obligations, maturing 2018-2027              1.11%          240,865             240,865
    Medium-term notes, maturing 2003-2028                          6.74%          416,900             449,100
    Unamortized premium and discount, net                                          (6,433)             (2,935)
                                                                           ---------------    ----------------
                                                                                1,461,332           1,497,030
                                                                           ---------------    ----------------
    Progress Ventures Holdings, Inc.:
    Variable rate project financing, maturing 2007                 3.02%          225,000                   -

    Florida Progress Funding Corporation (Note 9):
    Mandatorily redeemable preferred securities, maturing 2039     7.10%          300,000             300,000
    Purchase accounting fair value adjustment                                     (30,276)            (30,413)
    Unamortized premium and discount, net                                          (8,680)             (8,922)
                                                                           ---------------    ----------------
                                                                                  261,044             260,665
                                                                           ---------------    ----------------
    Progress Capital Holdings, Inc.:
    Medium-term notes, maturing 2003-2008                          6.96%          223,000             273,000
    Miscellaneous notes                                            1.53%            1,428               7,707
                                                                           ---------------    ----------------
                                                                                  224,428             280,707
                                                                           ---------------    ----------------
    Current portion of long-term debt                                            (275,397)           (688,052)
                                                                           ---------------    ----------------
        Total long-term debt                                                  $ 9,747,293         $ 8,618,960
                                                                           ===============    ================

    As of December 31, 2002 and 2001, the Company had $694.9 million and $942.3 million, respectively, of outstanding commercial paper and other short-term debt classified as short-term obligations. The weighted-average interest rates of such short-term obligations at December 31, 2002 and 2001 were 1.67% and 2.95%, respectively. The Company no longer reclassifies commercial paper to long-term debt. Certain amounts for 2001 have been reclassified to conform to 2002 presentation, with no effect on previously reported net income or common stock equity.

    At December 31, 2002, the Company had committed lines of credit totaling $1.74 billion, all of which are used to support its commercial paper borrowings. The Company is required to pay minimal annual commitment fees to maintain its credit facilities. The following table summarizes the Company's credit facilities (in millions):

      Company             Description                       Total
    ----------------------------------------------------------------

    Progress Energy      364-Day (expiring 11/11/03)      $   430.2
    Progress Energy      3-Year (expiring 11/13/04)           450.0
    CP&L                 364-Day (expiring 7/30/03)           285.0
    CP&L                 3-Year (expiring 7/31/05)            285.0
    Florida Power        364-Day (expiring 4/1/03)             90.5
    Florida Power        5-Year (expiring 11/30/03)           200.0
                                                          ----------
        Total credit facilities                           $ 1,740.7
                                                          ==========

    As of December 31, 2002, there were no loans outstanding under these facilities.

    Progress Energy and Florida Power each have an uncommitted bank bid facility authorizing them to borrow and re-borrow, and have loans outstanding at any time, up to $300 million and $100 million, respectively. These bank bid facilities were not drawn as of December 31, 2002.

    The combined aggregate maturities of long-term debt for 2003 through 2007 are approximately $275 million, $869 million, $355 million, $909 million, and $899 million, respectively.

    B. Covenants and Default Provisions

    Financial Covenants
    Progress Energy's, CP&L's and Florida Power's credit lines and the bank facility of Progress Genco Ventures, LLC (Genco), a PVI subsidiary, contain various terms and conditions that could affect the Company's ability to borrow under these facilities. These include maximum debt to total capital ratios, interest coverage tests, material adverse change clauses and cross-default provisions.

    All of the credit facilities agreements include a defined maximum total debt to total capital ratio. As of December 31, 2002, the calculated ratio for these four companies, pursuant to the terms of the agreements, are as follows:

    Company                               Maximum Ratio     Actual Ratio (b)
    ----------------------------------- ------------------- ------------------
    Progress Energy, Inc.                      70% (a)            62.4%
    Carolina Power & Light Company             65%                52.7%
    Florida Power Corporation                  65%                48.6%
    Progress Genco Ventures, LLC               40%                24.8%

    (a) Progress Energy's maximum debt ratio reduces to 68% effective June 30, 2003.
    (b) Indebtedness as defined by the bank agreements includes certain letters of credit and guarantees which are not recorded on the Consolidated Balance Sheets.

    Progress Energy's 364-day credit facility has a financial covenant for interest coverage. This covenant requires Progress Energy's EBITDA to interest expense to be at least 2.5 to 1. For the year ended December 31, 2002, this ratio was 3.43 to 1. Genco's bank facility requires a minimum
    1.25 to 1 debt service coverage ratio. For the year ended December 31, 2002, Genco's debt service coverage was 7.65 to 1.

    Material Adverse Change Clause
    The credit facilities of Progress Energy, CP&L, Florida Power and Genco include a provision under which lenders could refuse to advance funds in the event of a material adverse change in the borrower's financial condition.

    Cross-Default Provisions
    Progress Energy's, CP&L's and Florida Power's credit lines include cross-default provisions for defaults of indebtedness in excess of $10 million. Progress Energy's cross-default provisions only apply to defaults of indebtedness by Progress Energy and its significant subsidiaries (i.e., CP&L, FPC, Florida Power, PVI, Progress Fuels and Progress Capital Holdings, Inc.). CP&L's and Florida Power's cross-default provisions only apply to defaults of indebtedness by CP&L and Florida Power and their subsidiaries, respectively, not other affiliates of CP&L or Florida Power. The Genco credit facility includes a similar provision for defaults by Progress Energy or PVI.

    Additionally, certain of Progress Energy's long-term debt indentures contain cross-default provisions for defaults of indebtedness in excess of $25 million; these provisions only apply to other obligations of Progress Energy, not its subsidiaries. In the event that these indenture cross-default provisions are triggered, the debt holders could accelerate payment of approximately $4.8 billion in long-term debt. Certain agreements underlying the Company's indebtedness also limit its ability to incur additional liens or engage in certain types of sale and leaseback transactions.

    Other Restrictions
    Neither Progress Energy's Articles of Incorporation nor any of its debt obligations contain any restrictions on the payment of dividends. Certain documents restrict the payment of dividends by Progress Energy's subsidiaries as outlined below.

    CP&L's mortgage indenture provides that so long as any first mortgage bonds are outstanding, cash dividends and distributions on its common stock, and purchases of its common stock, are restricted to aggregate net income available for CP&L, since December 31, 1948, plus $3 million, less the amount of all preferred stock dividends and distributions, and all common stock purchases, since December 31, 1948. At December 31, 2002, none of CP&L's retained earnings of $1.3 billion was restricted.

    In addition, CP&L's Articles of Incorporation provide that cash dividends on common stock shall be limited to 75% of net income available for dividends if common stock equity falls below 25% of total capitalization, and to 50% if common stock equity falls below 20%. On December 31, 2002, CP&L's common stock equity was approximately 46.6% of total capitalization.

    Florida Power's mortgage indenture provides that it will not pay any cash dividends upon its common stock, or make any other distribution to the stockholders, except a payment or distribution out of net income of Florida Power subsequent to December 31, 1943. At December 31, 2002, none of Florida Power's retained earnings of $598 million was restricted.

    In addition, Florida Power's Articles of Incorporation provide that no cash dividends or distributions on common stock shall be paid, if the aggregate amount thereof since April 30, 1944, including the amount then proposed to be expended, plus all other charges to retained earnings since April 30, 1944, exceed (a) all credits to retained earnings since April 30, 1944, plus
    (b) all amounts credited to capital surplus after April 30, 1944, arising from the donation to Florida Power of cash or securities or transfers amounts from retained earnings to capital surplus.

    Florida Power's Articles of Incorporation also provide that cash dividends on common stock shall be limited to 75% of net income available for dividends if common stock equity falls below 25% of total capitalization, and to 50% if common stock equity falls below 20%. On December 31, 2002, Florida Power's common stock equity was approximately 50.7% of total capitalization.

    Genco is required to hedge 75% of the amount outstanding under its bank facility through September 2005 and 50% thereafter, pursuant to the term of the agreement for expansion of its nonregulated generation portfolio. At December 31, 2002, Genco held interest rate cash flow hedges with a notional amount of $195 million and a total fair value of $12.3 million liability position related to this covenant. See additional discussion of interest rate cash flow hedges in Note 16.

    C. Secured Obligations

    CP&L's and Florida Power's first mortgage bonds are secured by their respective mortgage indentures. Each mortgage constitutes a first lien on substantially all of the fixed properties of the respective company, subject to certain permitted encumbrances and exceptions. Each mortgage also constitutes a lien on subsequently acquired property. At December 31, 2002, CP&L and Florida Power had a total of approximately $3.3 billion of first mortgage bonds outstanding, including those related to pollution control obligations. Each mortgage allows the issuance of additional mortgage bonds upon the satisfaction of certain conditions.

    Genco obtained a bank facility to be used exclusively for expansion of its nonregulated generation portfolio. Borrowings under this facility are secured by the assets in the generation portfolio. The facility is for up to $310 million, of which $225 million had been drawn as of December 31, 2002. Borrowings under the facility are restricted for the operations, construction, repayments and other related charges of the credit facility for the development projects. Cash held and restricted to operations was $21.1 million at December 31, 2002, and is included in other current assets. Cash held and restricted for long-term purposes was $37.1 million at December 31, 2002 and is included in other assets and deferred debits on the Consolidated Balance Sheets.

    D. Guarantees of Subsidiary Debt

    FPC has guaranteed the outstanding debt obligations for two of its wholly owned subsidiaries, FPC Capital I and Progress Capital Holdings, Inc.

    At December 31, 2002 and 2001, Progress Capital Holdings, Inc. had $223 million and $273 million, respectively, in medium-term notes outstanding which were fully guaranteed by FPC (See Note 8). FPC Capital I had $300 million in mandatorily redeemable securities outstanding at December 31, 2002 and 2001 for which FPC has also guaranteed payment. See Note 9 for additional discussion of these notes. This debt is recorded on the Company's accompanying Consolidated Balance Sheets.

    E. Hedging Activities

    Progress Energy uses interest rate derivatives to adjust the fixed and variable rate components of its debt portfolio and to hedge cash flow risk of fixed rate debt to be issued in the future. See discussion of risk management activities and derivative transactions at Note 16.

9. FPC-Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Holding Solely FPC Guaranteed Notes

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

10. Contingent Value Obligations

    In connection  with the  acquisition  of FPC during 2000, the Company issued
    98.6 million CVOs. Each CVO represents the right to receive contingent payments based on the performance of four synthetic fuel facilities purchased by subsidiaries of FPC in October 1999. The payments, if any, would be based on the net after-tax cash flows the facilities generate. The CVO liability is adjusted to reflect market price fluctuations. The liability, included in other liabilities and deferred credits, at December 31, 2002 and 2001, was $13.8 million and $41.9 million, respectively.

11. Preferred Stock of Subsidiaries - Not Subject to Mandatory Redemption

    All of the Company's preferred stock was issued by its subsidiaries and was not subject to mandatory redemption. Preferred stock outstanding at December 31, 2002 and 2001 consisted of the following (in thousands, except share data):

    Carolina Power & Light Company:
    Authorized - 300,000 shares, cumulative, $100 par value Preferred
    Stock; 20,000,000 shares, cumulative, $100 par value Serial
    Preferred Stock
       $5.00 Preferred -  236,997  shares outstanding (redemption price $110.00)            $24,349
       $4.20 Serial Preferred - 100,000 shares outstanding  (redemption price $102.00)       10,000
       $5.44 Serial Preferred - 249,850 shares outstanding (redemption price $101.00)        24,985
                                                                                         ----------
                                                                                            $59,334
                                                                                         ----------
    Florida Power Corporation:
    Authorized - 4,000,000 shares, cumulative, $100 par value Preferred
    Stock; 5,000,000 shares, cumulative, no par value Preferred Stock;
    1,000,000 shares, $100 par value Preference Stock
       $100 par value Preferred Stock:
          4.00% - 39,980 shares outstanding (redemption price $104.25)                      $ 3,998
          4.40% - 75,000 shares outstanding (redemption price $102.00)                        7,500
          4.58% - 99,990 shares outstanding (redemption price $101.00)                        9,999
          4.60% - 39,997 shares outstanding (redemption price $103.25)                        4,000
          4.75% - 80,000 shares outstanding (redemption price $102.00)                        8,000
                                                                                         ----------
                                                                                            $33,497
                                                                                         ----------
          Total Preferred Stock of Subsidiaries                                             $92,831
                                                                                         ==========

12. Leases

    The Company leases office buildings, computer equipment, vehicles, railcars and other property and equipment with various terms and expiration dates. Some rental payments for transportation equipment include minimum rentals plus contingent rentals based on mileage. These contingent rentals are not significant. Rent expense (under operating leases) totaled $57.1 million, $62.6 million and $26.8 million for 2002, 2001 and 2000, respectively.

    Assets recorded under capital leases at December 31 consist of (in thousands):

                                         2002         2001
                                      ---------    ---------
    Buildings                         $ 27,626     $ 27,626
    Equipment and other                  2,919       12,170
    Less:  Accumulated amortization     (9,422)      (8,975)
                                      ---------    ---------
                                      $ 21,123     $ 30,821
                                      =========    =========

    Equipment and other capital lease assets were written down in conjunction with the impairments of Progress Telecom and Caronet during the third quarter of 2002 (See Note 7A).

    Minimum annual rental payments, excluding executory costs such as property taxes, insurance and maintenance, under long-term noncancelable leases as of December 31, 2002 are (in thousands):

                                                 Capital Leases     Operating Leases
                                                 ---------------    ----------------
    2003                                              $ 3,300            $75,722
    2004                                                3,300             58,750
    2005                                                3,300             35,356
    2006                                                3,300             24,695
    2007                                                3,300             20,185
    Thereafter                                         29,014             78,400
                                                 ---------------    ----------------
                                                      $45,514           $293,108
                                                                    ================
    Less amount representing imputed interest         (17,042)
                                                 ---------------
    Present value of net minimum lease payments
              under capital leases                   $ 28,472
                                                 ===============

    The Company expects to sell Railcar Ltd. during 2003 (See Note 3B). The operating lease obligations above include $34.2 million, $24.0 million, $6.7 million, $1.5 million and $1.4 million for the years 2003 through 2007, respectively, which are attributable to Railcar Ltd. Upon the sale of the related assets, the Company expects to be relieved of these obligations.

    The Company is also a lessor of land, buildings, railcars and other types of properties it owns under operating leases with various terms and expiration dates. The leased buildings and railcars are depreciated under the same terms as other buildings and railcars included in diversified business property. Minimum rentals receivable under noncancelable leases for 2003 through 2007 are approximately $11.3 million, $7.7 million, $6.0 million, $4.8 million and $2.7 million, respectively, with $7.3 million receivable thereafter. These rentals receivable totals include $10.3 million, $7.0 million, $5.6 million, $4.5 million and $2.6 million, for the years 2003 through 2007, respectively, and $4.4 million thereafter, which are attributable to Railcar Ltd. Upon the sale of the related assets, the Company expects to no longer receive this income.

    CP&L and Florida Power are lessors of electric poles and streetlights. Rents received are contingent upon usage and totaled $80.8 million, $78.4 million and $27.5 million for 2002, 2001 and 2000, respectively.

13. Fair Value of Financial Instruments

    The carrying amounts of cash and cash equivalents and short-term obligations approximate fair value due to the short maturities of these instruments. At December 31, 2002 and 2001, investments in company-owned life insurance and other benefit plan assets, with carrying amounts of approximately $149.9 million and $124.3 million, respectively, are included in miscellaneous other property and investments and approximate fair value due to the short maturity of the instruments. Other instruments are presented at fair value in accordance with GAAP. The carrying amount of the Company's long-term debt, including current maturities, was $10.1 billion and $9.4 billion at December 31, 2002 and 2001, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $11.0 billion and $9.7 billion at December 31, 2002 and 2001, respectively.

    External funds have been established as a mechanism to fund certain costs of nuclear decommissioning (See Note 1H). These nuclear decommissioning trust funds are invested in stocks, bonds and cash equivalents. Nuclear decommissioning trust funds are presented on the Consolidated Balance Sheets at amounts that approximate fair value. Fair value is obtained from quoted market prices for the same or similar investments.

14. Common Stock

    In November 2002, the Company issued 14.67 million shares of common stock for net cash proceeds of approximately $600.0 million, which were primarily used to retire commercial paper. In April 2002, the Company issued 2.5 million shares of common stock, valued at approximately $129.0 million dollars, in conjunction with the purchase of Westchester Gas Company (See
    Note 2B). In August 2001, the Company issued 12.65 million shares of common stock for net cash proceeds of $488.0 million, which were primarily used to retire commercial paper. In November 2000, the Company issued 46.5 million shares of common stock, valued at approximately $1.9 billion, in conjunction with the FPC acquisition (See Note 2C).

    As of December 31, 2002, the Company had 52,537,780 shares of common stock authorized by the Board of Directors that remained unissued and reserved, primarily to satisfy the requirements of the Company's stock plans. In July 2002, the Board of Directors authorized meeting the requirements of the Progress Energy 401(k) Savings and Stock Ownership Plan and the Investor Plus Stock Purchase Plan with original issue shares. Prior to that authorization, the Company met the requirements of these stock plans with issued and outstanding shares held by the Trustee of the Progress Energy 401(k) Savings and Stock Ownership Plan (previously known as the Progress Energy, Inc. Stock Purchase-Savings Plan) or with open market purchases of common stock shares, as appropriate. During 2002, the Company issued approximately 2.1 million shares under these plans for net proceeds of approximately $87.0 million. The Company continues to meet the requirements of the restricted stock plan with issued and outstanding shares.

    There are various provisions limiting the use of retained earnings for the payment of dividends under certain circumstances. As of December 31, 2002, there were no significant restrictions on the use of retained earnings.

15. Regulatory Matters

    A. Regulatory Assets and Liabilities

    As regulated entities, the utilities are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, the utilities record certain assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under GAAP for nonregulated entities. The utilities' ability to continue to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the electric utility industry. In the event that SFAS No. 71 no longer applied to a separable portion of the Company's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism was provided. Additionally, these factors could result in an impairment of utility plant assets as determined pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (See Note
    1J).

    At December 31, 2002 and 2001, the balances of the utilities' regulatory assets (liabilities) were as follows (in thousands):

                                                                  2002           2001
                                                               -----------    -----------

    Deferred fuel costs (included in current assets)           $ 183,518      $ 146,652
                                                               -----------    -----------

    Income taxes recoverable through future rates                230,025        236,312
    Deferred purchased power contract termination costs           46,601         95,326
    Harris Plant deferred costs                                   16,888         32,476
    Loss on reacquired debt                                       32,979         25,649
    Deferred DOE enrichment facilities-related costs (Note 1G)    31,525         39,102
    Other postretirement benefits (Note 18C)                      11,018         12,207
    Other                                                         24,179         22,765
                                                               -----------    -----------
         Total regulatory assets                                 393,215        463,837
                                                               -----------    -----------

    Nuclear maintenance and refueling                             (9,601)          (346)
    Defined benefit retirement plan (Note 18C)                   (50,988)      (234,102)
    Emission allowance gains                                      (7,774)        (7,494)
    Storm reserve (Note 24D)                                     (35,631)       (35,527)
    Other                                                        (15,772)       (14,320)
                                                               -----------    -----------
        Total regulatory liabilities                            (119,766)      (291,789)
                                                               -----------    -----------

             Net regulatory assets                             $ 456,967      $  318,700
                                                              ===========     ===========

    NCNG is allowed to recover the costs of gas purchased for resale through customer rates. NCNG was in an overrecovery position as of December 31, 2002 and 2001. The NCNG liability of $12.7 million as of December 31, 2002 and $4.5 million as of December 31, 2001 is included in liabilities of discontinued operations.

    Except for portions of deferred fuel, all regulatory assets earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that do not incur a carrying cost.

    B. Florida Power Rate Case Settlement

    Florida Power's retail rates are set by the FPSC, while its wholesale rates are governed by FERC. Florida Power's last general retail rate case was approved in 1992 and allowed a 12% regulatory return on equity with an allowed range between 11% and 13%. Florida Power previously operated under an agreement committing several parties not to seek any reduction in its base rates or authorized return on equity. That agreement expired on June 30, 2001. The FPSC initiated a rate proceeding in 2001 regarding Florida Power's future base rates. On March 27, 2002, the parties in Florida Power's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC on April 23, 2002. The Agreement is generally effective from May 1, 2002 through December 31, 2005; provided, however, that if Florida Power's base rate earnings fall below a 10% return on equity, Florida Power may petition the FPSC to amend its base rates.

    The Agreement provides that Florida Power will reduce its retail revenues from the sale of electricity by an annual amount of $125 million. The Agreement also provides that Florida Power will operate under a Revenue Sharing Incentive Plan (the Plan) through 2005, and thereafter until terminated by the FPSC, that establishes annual revenue caps and sharing thresholds. The Plan provides that retail base rate revenues between the sharing thresholds and the retail base rate revenue caps will be divided into two shares - a 1/3 share to be received by Florida Power's shareholders, and a 2/3 share to be refunded to Florida Power's retail customers; provided, however, that for the year 2002 only, the refund to customers will be limited to 67.1% of the 2/3 customer share. The retail base rate revenue sharing threshold amounts for 2002 were $1.296 billion and will increase $37 million each year thereafter. The Plan also provides that all retail base rate revenues above the retail base rate revenue caps established for each year will be refunded to retail customers on an annual basis. For 2002, the refund to customers was limited to 67.1% of the retail base rate revenues that exceed the 2002 cap. The retail base revenue cap for 2002 was $1.356 billion and will increase $37 million each year thereafter. Any amounts above the retail base revenue caps will be refunded 100% to customers. As of December 31, 2002, $4.7 million was accrued and will be refunded to customers by March 2003.

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

    Additionally, the Agreement provided that Florida Power would effect a mid-course correction of its fuel cost recovery clause to reduce the fuel factor by $50 million for 2002. The fuel cost recovery clause will operate as it normally does, including, but not limited to, any additional mid-course adjustments that may become necessary, and the calculation of true-ups to actual fuel clause expenses.

    Florida Power will suspend accruals on its reserves for nuclear decommissioning and fossil dismantlement through December 31, 2005. Additionally, for each calendar year during the term of the Agreement, Florida Power will reduce depreciation expense by $62.5 million, and may, at its option, record up to an equal annual amount as an offsetting accelerated depreciation expense. In addition, Florida Power is authorized, at its discretion, to accelerate the amortization of certain regulatory assets over the term of the Agreement. Florida Power recorded no accelerated depreciation or amortization expense for the year ended December 31, 2002.

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

    Per the Agreement, Florida Power was required to refund to customers $35 million of revenues Florida Power collected during the interim period since March 13, 2001. This one-time retroactive revenue refund was recorded in the first quarter of 2002 and was returned to retail customers over an eight-month period ended December 31, 2002. Any additional refunds under the Agreement are recorded when they become probable.

    C. Retail Rate Matters

    The NCUC and SCPSC approved proposals to accelerate cost recovery of CP&L's nuclear generating assets beginning January 1, 2000, and continuing through 2004. On June 14, 2002, the NCUC approved modification of CP&L's ongoing accelerated cost recovery of its nuclear generating assets. Effective January 1, 2003, the NCUC will no longer require annual minimum accelerated depreciation. The aggregate minimum and maximum amounts of accelerated depreciation, $415 million and $585 million, respectively, are unchanged from the original NCUC order. The date by which the minimum amount must be depreciated was extended from December 31, 2004 to December 31, 2009. On October 29, 2002, the SCPSC approved similar modifications. The order was effective November 1, 2002, and the aggregate minimum and maximum of $115 million and $165 million established for accelerated cost recovery by the SCPSC is unchanged. The accelerated cost recovery of these assets resulted in additional depreciation expense of approximately $53 million, $75 million and $275 million in 2002, 2001 and 2000, respectively. Recovering the costs of its nuclear generating assets on an accelerated basis will better position CP&L for the uncertainties associated with potential restructuring of the electric utility industry. Total accelerated depreciation recorded through December 31, 2002 was $326 million for the North Carolina jurisdiction and $77 million for the South Carolina jurisdiction.

    On May 30, 2001, the NCUC issued an order allowing CP&L to offset a portion of its annual accelerated cost recovery of nuclear generating assets by the amount of sulfur dioxide (SO2) emission allowance expense. CP&L offset accelerated depreciation expense against emission allowance expense by approximately $5.8 million in 2002. CP&L did not offset accelerated depreciation expense against emission allowance expense in 2001. CP&L is allowed to recover emission allowance expense through the fuel clause adjustment in its South Carolina retail jurisdiction. Florida Power is also allowed to recover its emission allowance expenses through the fuel adjustment clause in its retail jurisdiction. See Note 24E regarding the North Carolina rate freeze and accelerated recovery of environmental costs beginning January 1, 2003.

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

    In conjunction with the FPC merger, CP&L reached a settlement with the Public Staff of the NCUC in which it agreed to provide credits to its non-real time pricing customers in the amounts of $3.0 million in 2002, $4.5 million in 2003, $6.0 million in 2004 and $6.0 million in 2005. CP&L also agreed to write-off and forego recovery of $10 million of unrecovered fuel costs in each of its 2000 NCUC and SCPSC fuel cost recovery proceedings.

    At December 31, 2000, Florida Power, with the approval of the FPSC, had established a regulatory liability to defer $63 million of revenues. In 2001, Florida Power applied the deferred revenues, plus accrued interest, to reduce its regulatory asset related to deferred purchased power termination costs. In addition, Florida Power recorded accelerated amortization of $34.0 million to further offset this regulatory asset during 2001.

    In February 2003, Florida Power petitioned the FPSC to increase its fuel factors due to continuing increases in oil and natural gas commodity prices. The crisis in the Middle East along with the Venezuelan oil workers' strike have put upward pressure on commodity prices that was not anticipated by Florida Power when fuel factors for 2003 were approved by the FPSC in November 2002. If Florida Power's petition is approved, the increase would go into effect April 1, 2003.

    D. Regional Transmission Organizations

    In early 2000 FERC issued Order 2000 regarding regional transmission organizations (RTOs). This Order set minimum characteristics and functions that RTOs must meet, including independent transmission service. As a result of Order 2000, Florida Power, along with Florida Power & Light Company and Tampa Electric Company, filed with FERC, in October 2000, an application for approval of a GridFlorida RTO. On March 28, 2001, FERC issued an order provisionally approving GridFlorida. CP&L, along with Duke Energy Corporation and South Carolina Electric & Gas Company, filed with FERC, for approval of a GridSouth RTO. On July 12, 2001, FERC issued an order provisionally approving GridSouth. However, in July 2001, FERC issued orders recommending that companies in the Southeast engage in a mediation to develop a plan for a single RTO for the Southeast. Florida Power and CP&L participated in the mediation. FERC has not issued an order specifically on this mediation. On July 31, 2002, FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD
    NOPR). If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. Florida Power and CP&L, as subsidiaries of Progress Energy, filed comments on November 15, 2002 and supplement comments on January 10, 2003. On January 15, 2003 FERC announced the issuance of a White Paper on SMD NOPR to be released in April 2003. Florida Power and CP&L, as subsidiaries of Progress Energy, plan to file comments on the White Paper. FERC has also indicated that it expects to issue final rules during the summer 2003. The Company cannot predict the outcome of these matters or the effect that they may have on the GridFlorida and GridSouth proceedings currently ongoing before the FERC. The Company has $28.4 million and an insignificant amount invested in GridSouth and GridFlorida, respectively, at December 31, 2002. It is unknown what impact the future proceedings will have on the Company's earnings, revenues or prices.

16. Risk Management Activities and Derivatives Transactions

    Under its risk management policy, the Company may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. Such instruments contain credit risk if the counterparty fails to perform under the contract. The Company minimizes such risk by performing credit reviews using, among other things, publicly available credit ratings of such counterparties. Potential non-performance by counterparties is not expected to have a material effect on the consolidated financial position or consolidated results of operations of the Company.

    A. Commodity Contracts - General

    Most of the Company's commodity contracts are not derivatives pursuant to SFAS No. 133 or qualify as normal purchases or sales pursuant to SFAS No.
    133. Therefore, such contracts are not recorded at fair value.

    B. Commodity Derivatives - Cash Flow Hedges

    The Company held natural gas and oil cash flow hedging instruments at December 31, 2002. The objective for holding these instruments is to manage a portion of the market risk associated with fluctuations in the price of natural gas and oil on the Company's forecasted sales of natural gas and oil production. As of December 31, 2002, the Company is hedging exposures to the price variability of these commodities for contracts maturing through December 2004.

    The total fair value of these instruments at December 31, 2002 was a $10.2 million liability position. The ineffective portion of commodity cash flow hedges was not material in 2002. As of December 31, 2002, $5.0 million of after-tax deferred losses in accumulated other comprehensive income (OCI) are expected to be reclassified to earnings during the next 12 months as the hedged transactions occur. Due to the volatility of the commodities markets, the value in OCI is subject to change prior to its reclassification into earnings.

    C. Commodity Derivatives - Economic Hedges and Trading

    Nonhedging derivatives, primarily electricity and natural gas contracts, are entered into for trading purposes and for economic hedging purposes. While management believes the economic hedges mitigate exposures to fluctuations in commodity prices, these instruments are not designated as hedges for accounting purposes and are monitored consistent with trading positions. The Company manages open positions with strict policies that limit its exposure to market risk and require daily reporting to management of potential financial exposures. Gains and losses from such contracts were not material during 2002, 2001 or 2000, and the Company did not have material outstanding positions in such contracts at December 31, 2002 or 2001.

    D. Interest Rate Derivatives - Fair Value or Cash Flow Hedges

    The Company manages its interest rate exposure in part by maintaining its variable-rate and fixed-rate exposures within defined limits. In addition, the Company also enters into financial derivative instruments, including, but not limited to, interest rate swaps and lock agreements to manage and mitigate interest rate risk exposure.

    The Company uses cash flow hedging strategies to hedge variable interest rates on long-term debt and to hedge interest rates with regard to future fixed-rate debt issuances. At December 31, 2002, the Company held an interest rate cash flow hedge, with a notional amount of $35.0 million, related to an anticipated 2003 issuance of fixed-rate debt and held interest rate cash flow hedges, with a varying notional amount and maximum of $195.0 million, related to variable-rate debt. The total fair value of these hedges at December 31, 2002 was a $12.8 million liability position. As of December 31, 2002, $7.8 million of after-tax deferred losses in OCI, including amounts in OCI related to terminated hedges, are expected to be reclassified to earnings during the next 12 months as the hedged interest payments occur. Due to the volatility of interest rates, the value in OCI is subject to change prior to its reclassification into earnings. At December 31, 2001, the Company had open interest rate cash flow hedges with notional amounts totaling $500.0 million and a total fair value of $18.5 million liability position.

    The Company uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At December 31, 2002, the Company had open interest rate fair value hedges with notional amounts totaling $350.0 million and a total fair value of $5.2 million asset position. In addition, the Company initiated and terminated interest rate fair value hedges on long-term debt in 2002, resulting in total deferred hedging gains of approximately $35.2 million reflected in long-term debt, which are being amortized over periods ending in 2006 and 2007 coinciding with the maturity of the related debt instruments.

    The notional amounts of interest rate derivatives are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

17. Stock-Based Compensation

    The Company accounts for stock-based compensation in accordance with the provisions of APB Opinion No. 25 as allowed by SFAS Nos. 123 and 148.

    A. Employee Stock Ownership Plan

    The Company sponsors the Progress Energy 401(k) Savings and Stock Ownership Plan (401(k)) for which substantially all full-time non-bargaining unit employees and certain part-time non-bargaining unit employees within participating subsidiaries are eligible. Participating subsidiaries within the Company as of January 1, 2002 were CP&L, NCNG, Florida Power, Progress Telecom, Progress Fuels (Corporate) and Progress Energy Service Company. The 401(k), which has Company matching and incentive goal features, encourages systematic savings by employees and provides a method of acquiring Company common stock and other diverse investments. The 401(k), as amended in 1989, is an Employee Stock Ownership Plan (ESOP) that can enter into acquisition loans to acquire Company common stock to satisfy 401(k) common share needs. Qualification as an ESOP did not change the level of benefits received by employees under the 401(k). Common stock acquired with the proceeds of an ESOP loan is held by the 401(k) Trustee in a suspense account. The common stock is released from the suspense account and made available for allocation to participants as the ESOP loan is repaid. Such allocations are used to partially meet common stock needs related to Company matching and incentive contributions and/or reinvested dividends. All or a portion of the dividends paid on ESOP suspense shares and on ESOP shares allocated to participants may be used to repay ESOP acquisition loans. To the extent used to repay such loans, the dividends are deductible for income tax purposes. Also, beginning in 2002, the dividends paid on ESOP shares which are either paid directly to participants or used to purchase additional shares which are then allocated to participants are fully deductible for income tax purposes.

    There were 4,616,400 and 5,199,388 ESOP suspense shares at December 31, 2002 and 2001, respectively, with a fair value of $200.1 million and $234.1 million, respectively. ESOP shares allocated to plan participants totaled 13,554,283 and 14,088,173 at December 31, 2002 and 2001, respectively. The
    Company's matching and incentive goal compensation cost under the 401(k) is determined based on matching percentages and incentive goal attainment as defined in the plan. Such compensation cost is allocated to participants' accounts in the form of Company common stock, with the number of shares determined by dividing compensation cost by the common stock market value at the time of allocation. The Company currently meets common stock share needs with open market purchases, with shares released from the ESOP suspense account and with newly issued shares. Matching and incentive cost met with shares released from the suspense account totaled approximately $20.3 million, $18.2 million and $15.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has a long-term note receivable from the 401(k) Trustee related to the purchase of common stock from the Company in 1989. The balance of the note receivable from the 401(k) Trustee is included in the determination of unearned ESOP common stock, which reduces common stock equity. ESOP shares that have not been committed to be released to participants' accounts are not considered outstanding for the determination of earnings per common share. Interest income on the note receivable and dividends on unallocated ESOP shares are not recognized for financial statement purposes.

    B. Stock Option Agreements

    Pursuant to the Company's 1997 Equity Incentive Plan and 2002 Equity Incentive Plan, amended and restated as of July 10, 2002, the Company may grant options to purchase shares of common stock to directors, officers and eligible employees. Generally, options granted to employees, vest one-third per year with 100% vesting at the end of year three and options granted to directors vest 100% at the end of one year. The options expire ten years from the date of grant. All option grants have an exercise price equal to the fair market value of the Company's common stock on the grant date.

    Compensation expense is measured for stock options as the difference between the market price of the Company's common stock and the exercise price of the option at the grant date. Accordingly, no compensation expense has been recognized for stock option grants.

    The pro forma information presented in Note 1U regarding net income and earnings per share is required by SFAS No. 123. Under this statement, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the vesting period. The pro forma amounts presented in Note 1U have been determined as if the Company had accounted for its employee stock options under SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                  2002        2001
                                                               ----------------------
    Risk-free interest rate (%)                                   4.14%       4.83%
    Dividend yield (%)                                            5.20%       5.21%
    Volatility factor (%)                                         24.98%      26.47%
    Weighted-average expected life of the options (in years)        10          10

    The  option  valuation  model  requires  the  input  of  highly   subjective
    assumptions,   primarily  stock  price  volatility,  changes  in  which  can materially affect the fair value estimate.

    The  options   outstanding   as  of  December   31,  2002  and  2001  had  a
    weighted-average remaining contractual life of 9.32 and 9.75 years, respectively, and had exercise prices that ranged from $41.97 to $51.85. There were no options outstanding at December 31, 2000. At December 31, 2002, 92,400 outstanding shares were antidilutive for purposes of calculating diluted earnings per share. All options outstanding at December 31, 2001 were antidilutive. As of December 31, 2002, no options have expired or been exercised. The tabular information for the option activity is as follows:


                                                  2002             2002           2001           2001
                                               -----------  ------------------ -----------  ---------------
                                                Number of    Weighted-Average   Number of      Weighted-
                                                 Options      Exercise Price     Options        Average
                                                                                             Exercise Price
    Options outstanding, January 1              2,328,855        $43.49                 -          -
    Granted                                     2,893,650        $42.34         2,353,155        $43.49
    Forfeited                                     (65,310)       $43.71           (24,300)       $43.49
    Options outstanding, December 31            5,157,195        $42.84         2,328,855        $43.49
    Options exercisable at December 31,
       with a remaining contractual life of
       8.75 years                                 754,538        $43.49                 -          -
    Weighted-average grant date fair value
       of options granted during the year                         $6.83                           $8.05


    C. Other Stock-Based Compensation Plans

    The Company has additional compensation plans for officers and key employees of the Company that are stock-based in whole or in part. The two primary programs are the Performance Share Sub-Plan (PSSP) and the Restricted Stock Awards program (RSA), both of which were established pursuant to the Company's 1997 Equity Incentive Plan and were continued under the Company's 2002 Equity Incentive Plan, as amended and restated as of July 10, 2002.

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

    The RSA allows the Company to grant shares of restricted common stock to officers and key employees of the Company. The restricted shares generally vest on a graded vesting schedule over a minimum of three years. Compensation expense, which is based on the fair value of common stock at the grant date, is recognized over the applicable vesting period, with corresponding increases in common stock equity. The weighted-average price of restricted shares at the grant date was $44.27, $41.86 and $36.97 in 2002, 2001 and 2000, respectively. Compensation expense is reduced by any forfeitures. Restricted shares are not included as shares outstanding in the basic earnings per share calculation until the shares are no longer forfeitable. Changes in restricted stock shares outstanding were:

                              2002          2001           2000
                           ----------    -----------    ------------

    Beginning balance        674,511       653,344        331,900
    Granted                  365,920       113,651        359,844
    Vested                   (75,200)      (70,762)          -
    Forfeited                (15,051)      (21,722)       (38,400)
                           ----------    -----------    ------------
    Ending balance           950,180       674,511        653,344
                           ==========    ===========    ============

    The total amount expensed for other stock-based compensation plans was $16.7
    million,   $14.3  million  and  $15.6  million  in  2002,   2001  and  2000,
    respectively.

18. Postretirement Benefit Plans

    A. Pension Benefits

    The Company and some of its subsidiaries have a non-contributory defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has supplementary defined benefit pension plans that provide benefits to higher-level employees.

    The components of net periodic pension benefit for the years ended December 31 are (in thousands):

                                                              2002               2001               2000
                                                          ---------------    ---------------    ---------------

    Expected return on plan assets                           $ (161,181)        $ (169,329)         $ (87,628)
    Service cost                                                 45,414             31,863             22,123
    Interest cost                                               105,646             96,200             56,924
    Amortization of transition obligation                           106                125                125
    Amortization of prior service (benefit) cost                    306             (1,325)            (1,314)
    Amortization of actuarial (gain) loss                         2,050             (4,989)            (5,721)
                                                          ---------------    ---------------    ---------------

         Net periodic pension benefit                            (7,659)           (47,455)           (15,491)
         Additional benefit recognition (Note 18C)               (7,614)           (16,464)            (3,401)
                                                          ---------------    ---------------    ---------------
         Net periodic pension benefit recognized              $ (15,273)          $(63,919)         $ (18,892)
                                                          ===============    ===============    ===============

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

    Reconciliations of the changes in the plan's benefit obligations and the plan's funded status are (in thousands):

                                                                           2002              2001
                                                                        ------------      ------------
       Projected benefit obligation at  January 1                       $ 1,390,737       $ 1,376,859
           Interest cost                                                    105,646            96,200
           Service cost                                                      45,414            31,863
           Benefit payments                                                 (91,114)          (86,010)
           Actuarial loss                                                   242,898            13,164
           Plan amendments                                                        -            20,882
           Acquisition adjustment (Note 2C)                                       -           (62,221)
                                                                        ------------      ------------

       Projected benefit obligation at December 31                        1,693,581         1,390,737
       Fair value of plan assets at December 31                           1,363,943         1,677,630
                                                                        ------------      ------------

       Funded status                                                       (329,638)          286,893
       Unrecognized transition obligation                                       264               370
       Unrecognized prior service cost                                        5,040             5,346
       Unrecognized actuarial loss                                          741,885           111,600
       Minimum pension liability adjustment                                (496,904)                -
                                                                        ------------      ------------

       Prepaid (accrued) pension cost at December 31, net (Note 18C)     $  (79,353)        $ 404,209
                                                                        ============      ============

    The net accrued pension cost of $79.4 million at December 31, 2002 is recognized in the accompanying Consolidated Balance Sheets as prepaid pension cost of $60.2 million and accrued benefit cost of $139.6 million, of which $130.7 is included in other liabilities and deferred credits and $8.9 million is included in liabilities of discontinued operations. The net prepaid pension cost of $404.2 million at December 31, 2001 is recognized in the accompanying Consolidated Balance Sheets as prepaid pension cost of $487.6 million, accrued benefit cost of $85.4 million, which is included in other liabilities and deferred credits, and NCNG prepaid pension cost of $2.0 million included in assets of discontinued operations. The defined benefit plans with accumulated benefit obligations in excess of plan assets had projected benefit obligations totaling $1.51 billion and $85.1 million at December 31, 2002 and 2001, respectively. Those plans had accumulated benefit obligations totaling $1.35 billion and $83.9 million at December 31, 2002 and 2001, respectively, plan assets totaling $1.22 billion at December 31, 2002 and no plan assets at December 31, 2001.

    Due to a combination of decreases in the fair value of plan assets and a decrease in the discount rate used to measure the pension obligation, a minimum pension liability adjustment of $496.9 million was recorded at December 31, 2002. This adjustment resulted in a charge of $5.3 million to intangible assets, included in other assets and deferred debits in the accompanying Consolidated Balance Sheets, a $178.3 million charge to a pension-related regulatory liability (See Note 18C) and a pre-tax charge of $313.3 million to accumulated other comprehensive loss, a component of common stock equity.

    Reconciliations of the fair value of pension plan assets are (in thousands):

                                                    2002              2001
                                                ------------      ------------
    Fair value of plan assets at January 1      $ 1,677,630       $ 1,843,410
    Actual return on plan assets                   (228,256)
                                                                      (84,254)
    Benefit payments                                (91,114)          (86,010)
    Employer contributions                            5,683             4,484
                                                ------------      ------------
    Fair value of plan assets at December 31    $ 1,363,943       $ 1,677,630
                                                ============      ============

    The weighted-average discount rate used to measure the pension obligation was 6.6% and 7.5% in 2002 and 2001, respectively. The weighted-average rate of increase in future compensation for non-bargaining unit employees used to measure the pension obligation was 4.0% in 2002, 2001 and 2000. The corresponding rate of increase in future compensation for bargaining unit employees was 3.5% in 2002, 2001 and 2000. The expected long-term rate of return on pension plan assets used in determining the net periodic pension cost was 9.25% in 2002, 2001 and 2000.

    B. Retiree Health and Life Insurance Benefits

    In addition to pension benefits, the Company and some of its subsidiaries provide contributory other postretirement benefits (OPEB), including certain health care and life insurance benefits, for retired employees who meet specified criteria.

    The components of net periodic OPEB cost for the years ended December 31 are (in thousands):

                                               2002           2001           2000
                                            -----------    -----------    -----------

    Expected return on plan assets           $ (4,565)       $(4,651)      $ (4,045)
    Service cost                               13,099         13,231         10,067
    Interest cost                              31,876         28,414         15,446
    Amortization of prior service cost            506            319            107
    Amortization of transition obligation       3,066          4,701          5,878
    Amortization of actuarial (gain) loss         656           (592)          (819)
                                            -----------    -----------    -----------

    Net periodic OPEB cost                     44,638         41,422         26,634
    Additional cost recognition (Note 18C)      1,863          3,461            202
                                            -----------    -----------    -----------
    Net periodic OPEB cost recognized        $ 46,501       $ 44,883       $ 26,836
                                            ===========    ===========    ===========

    Prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the OPEB obligation or the market-related value of assets are amortized over the average remaining service period of active participants.

    Reconciliations of the changes in the plan's benefit obligations and the plan's funded status are (in thousands):

                                                             2002            2001
                                                          -----------    -----------

       OPEB obligation at  January 1                       $ 400,944      $ 374,923
           Interest cost                                      31,876         28,414
           Service cost                                       13,099         13,231
           Benefit payments                                  (24,144)       (17,207)
           Actuarial loss                                     91,842         27,428
           Plan amendment                                          -        (25,845)
                                                           ----------    -----------

       OPEB obligation at December 31                        513,617        400,944

       Fair value of plan assets at December 31               52,354         55,529
                                                           ----------    -----------

       Funded status                                        (461,263)      (345,415)
       Unrecognized transition obligation                     30,063         33,129
       Unrecognized prior service cost                         7,169          7,675
       Unrecognized actuarial loss                           106,686          6,429
                                                           ----------    -----------

       Accrued OPEB cost at December 31 (Note 18C)         $(317,345)     $(298,182)
                                                           ==========    ===========

    The accrued OPEB cost is included in other liabilities and deferred credits in the accompanying Consolidated Balance Sheets.

    Reconciliations of the fair value of OPEB plan assets are (in thousands):

                                                   2002          2001
                                                ---------     ---------
    Fair value of plan assets at January 1      $ 55,529      $ 54,642
    Actual return on plan assets                  (4,506)         (444)
    Employer contribution                         25,475        18,538
    Benefits paid                                (24,144)      (17,207)
                                                ---------     ---------

    Fair value of plan assets at December 31    $ 52,354      $ 55,529
                                                =========     =========

    The assumptions used to measure the OPEB obligation and determine the net periodic OPEB cost are:

                                                                       2002           2001            2000

    Weighted-average long-term rate of return on plan assets           8.20%          8.70%           9.20%
    Weighted-average discount rate                                     6.60%          7.50%           7.50%
    Initial medical cost trend rate for pre-Medicare benefits          7.50%          7.50%        7.2% - 7.5%
    Initial medical cost trend rate for post-Medicare benefits         7.50%          7.50%        6.2% - 7.5%
    Ultimate medical cost trend rate                                   5.25%           5.0%        5.0% - 5.3%
    Year ultimate medical cost trend rate is achieved                  2009            2008         2005-2009

    The medical cost trend rates were assumed to decrease gradually from the initial rates to the ultimate rates. Assuming a 1% increase in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic OPEB cost for 2002 would increase by $7.0 million, and the OPEB obligation at December 31, 2002, would increase by $50.8 million. Assuming a 1% decrease in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic OPEB cost for 2002 would decrease by $6.0 million and the OPEB obligation at December 31, 2002, would decrease by $46.2 million.

    C. FPC Acquisition

    During 2000, the Company completed the acquisition of FPC (See Note 2C). FPC's pension and OPEB liabilities, assets and net periodic costs are reflected in the above information as appropriate. Certain of FPC's non-bargaining unit benefit plans were merged with those of the Company effective January 1, 2002.

    Florida Power continues to recover qualified plan pension costs and OPEB costs in rates as if the acquisition had not occurred. Accordingly, a portion of the accrued OPEB cost reflected in the table above has a corresponding regulatory asset at December 31, 2002 and 2001 (see Note 15A). In addition, a portion of the prepaid pension cost reflected in the table above has a corresponding regulatory liability. Pursuant to its rate treatment, Florida Power recognized additional periodic pension credits and additional periodic OPEB costs, as indicated in the net periodic cost information above.

19. Earnings Per Common Share

    Basic earnings per common share is based on the weighted-average number of common shares outstanding. Diluted earnings per share includes the effect of the non-vested portion of restricted stock awards and the effect of stock options outstanding.

    A reconciliation of the weighted-average number of common shares outstanding for basic and dilutive purposes is as follows (in thousands):

                                                      2002            2001             2000
                                                  -------------    ------------     ------------
    Weighted-average common shares - basic           217,247         204,683          157,169
    Restricted stock awards                              766             664              455
    Stock options                                        153               -                -
                                                  -------------    ------------     ------------
    Weighted-average shares - fully dilutive         218,166         205,347          157,624
                                                  =============    ============     ============

    There are no adjustments to net income or to income from continuing operations between the calculations of basic and fully diluted earnings per common share. ESOP shares that have not been committed to be released to participants' accounts are not considered outstanding for the determination of earnings per common share. The weighted-average of these shares totaled
    4.8 million, 5.4 million and 5.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

20. Income Taxes

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

    Accumulated deferred income tax (assets) liabilities at December 31 are (in thousands):

                                                                  2002              2001
                                                              ------------      ------------
    Accelerated depreciation and property cost differences    $ 1,657,410       $ 1,748,646
    Deferred costs, net                                           (33,485)           79,819
    Federal income tax credit carry forward                      (474,545)         (278,773)
    Minimum pension liability adjustment                         (117,064)                -
    Miscellaneous other temporary differences, net               (106,650)         (149,615)
    Valuation allowance                                            46,779            35,270
                                                              ------------      ------------

    Net accumulated deferred income tax liability             $   972,445       $ 1,435,347
                                                              ============      ============

    Total deferred income tax liabilities were $2.50 billion and $2.64 billion at December 31, 2002 and 2001, respectively. Total deferred income tax assets were $1.53 billion and $1.20 billion at December 31, 2002 and 2001, respectively. The net of deferred income tax liabilities and deferred income tax assets is included on the Consolidated Balance Sheets under the captions other current liabilities and accumulated deferred income taxes.

    The federal income tax credit carry forward at December 31, 2002 consists of $451.6 million of alternative minimum tax credit with an indefinite carry forward period and $22.9 million of general business credit with a carry forward period that will begin to expire in 2020.

    The Company established valuation allowances of $11.5 million, $24.4 million and $10.9 million during 2002, 2001 and 2000, respectively, due to the uncertainty of realizing certain future state tax benefits. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to allow for the utilization of the remaining deferred tax assets.

    Reconciliations of the Company's effective income tax rate to the statutory federal income tax rate are:

                                                     2002           2001             2000
                                                  ----------     ----------      -----------

    Effective income tax rate                       (40.0)%       (40.0)%           29.1%
    State income taxes, net of federal benefit       (8.2)         (7.7)            (4.7)
    AFUDC amortization                               (5.2)         (5.0)            (5.2)
    Federal tax credits                              78.0          94.5             12.3
    Goodwill amortization and write-offs               -          (11.4)            (0.5)
    Investment tax credit amortization                4.7           5.9              4.2
    ESOP dividend deduction                           3.8           1.9              1.0
    Interpath investment impairment                     -          (2.1)              -
    Other differences, net                            1.9          (1.1)            (1.2)
                                                  ----------     ----------      -----------

      Statutory federal income tax rate              35.0%         35.0%            35.0%
                                                  ==========     ==========      ===========

    Income  tax  expense  (benefit)  applicable  to  continuing   operations  is
    comprised of (in thousands):

                                                  2002           2001          2000
                                               -----------   -----------    ----------
    Current   - federal                        $  194,914    $  183,548     $ 247,991
                state                              67,785        52,144        59,832
    Deferred  - federal                          (378,939)     (356,919)      (82,966)
                state                             (23,101)      (10,411)      (10,414)
    Investment tax credit                         (18,467)      (22,700)      (17,941)
                                               -----------   -----------    ----------

          Total income tax expense (benefit)   $ (157,808)   $ (154,338)    $ 196,502
                                               ===========   ===========    ==========

    The Company, through its subsidiaries, is a majority owner in five entities and a minority owner in one entity that own facilities that produce synthetic fuel as defined under the Internal Revenue Service Code (Code). The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. Total Section 29 credits generated to date (including FPC prior to its acquisition by the Company) are approximately $897.2 million. All entities have received private letter rulings (PLR's) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. The PLR's do not limit the production on which synthetic fuel credits may be claimed. Should the tax credits be denied on future audits, and the Company fails to prevail through the IRS or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows.

    One of  the  Company's  synthetic  fuel  entities,  Colona  Synfuel  Limited
    Partnership, L.L.L.P. (Colona), is being audited by the IRS. The audit of Colona was expected. The Company is audited regularly in the normal course of business as are most similarly situated companies. The Company (including FPC prior to its acquisition by the Company) has been allocated approximately $251 million in tax credits to date for this synthetic fuel entity. As provided for in contractual arrangements pertaining to Progress Energy's purchase of Colona, the Company has begun escrowing quarterly royalty payments owed to an unaffiliated entity until final resolution of the audit.

    In September 2002, all of Progress Energy's majority-owned synthetic fuel entities, including Colona, were accepted into the IRS's Pre-Filing Agreement (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues. Either the Company or the IRS can withdraw from the program at any time, and issues not resolved through the program may proceed to the next level of the IRS exam process. While the ultimate outcome is uncertain, the Company believes that participation in the PFA program will likely shorten the tax exam process.

    In management's opinion, Progress Energy is complying with all the necessary requirements to be allowed such credits and believes it is likely, although it cannot provide certainty, that it will prevail if challenged by the IRS on any credits taken.

21. Other Income and Other Expense

    Other income and expense includes interest income, gain on the sale of investments, impairment of investments and other income and expense items as discussed below. The components of other, net as shown on the Consolidated Statements of Income for the years ended December 31 are as follows (in thousands):


                                                                     2002          2001          2000
                                                                 ------------  ------------- ------------
    Other income
    Net financial trading gain (loss)                               $  (1,942)   $     (696)    $ 15,603
    Net energy purchased for resale                                     1,540         2,786        2,260
    Nonregulated energy and delivery services income                   28,754        29,183       26,225
    Contingent value obligation unrealized gain (Note 10)              28,109             -        8,876
    Investment gains                                                   30,218         2,500        6,722
    AFUDC equity                                                        8,739         8,842       13,568
    Other                                                              31,174        16,444       12,828
                                                                 ------------- ------------- -------------
        Total other income                                          $ 126,592    $   59,059     $ 86,082
                                                                 ------------- ------------- -------------

    Other expense
    Nonregulated energy and delivery services expenses                 28,766        34,734       25,459
    Donations                                                          21,302        23,035        9,397
    Investment losses                                                  18,235         4,365        6,672
    Contingent value obligation unrealized loss (Note 10)                   -         1,479            -
    Other                                                              24,485        23,885       29,131
                                                                 ------------- ------------- -------------
       Total other expense                                          $  92,788    $   87,498     $ 70,659

    Other, net                                                      $  33,804    $  (28,439)    $ 15,423
                                                                 ============= ============= =============

    Net financial trading gain (loss) represents non-asset-backed trades of electricity and gas. Nonregulated energy and delivery services include power protection services and mass market programs (surge protection, appliance services and area light sales) and delivery, transmission and substation work for other utilities.

22. Joint Ownership of Generating Facilities

    CP&L and Florida Power hold undivided ownership interests in certain jointly owned generating facilities. Each is entitled to shares of the generating capability and output of each unit equal to their respective ownership interests. Each also pays its ownership share of additional construction costs, fuel inventory purchases and operating expenses. CP&L's and Florida Power's share of expenses for the jointly owned facilities is included in the appropriate expense category. The co-owner of P11 has exclusive rights to the output of the unit during the months of June through September. Florida Power has that right for the remainder of the year.

    CP&L's and Florida Power's ownership interests in the jointly owned generating facilities are listed below with related information as of December 31, 2002 and 2001 (dollars in thousands):

    2002
                                                  Company                                                        Construction
                                                 Ownership       Plant        Accumulated       Accumulated        Work in
        Subsidiary             Facility           Interest    Investment     Depreciation      Decommissioning     Progress
       ----------             --------           --------     ----------     ------------      ---------------    -----------

    CP&L                Mayo Plant                 83.83%     $  464,202      $  239,971           $      -        $ 14,089
    CP&L                Harris Plant               83.83%      3,159,946       1,432,245             95,643           6,117
    CP&L                Brunswick Plant            81.67%      1,476,534         867,530            339,521          26,436
    CP&L                Roxboro Unit  4            87.06%        316,491         138,408                  -           8,079
    Florida Power       Crystal River Unit 3       91.78%        777,141         504,417            396,868          27,907
    Florida Power       Intercession Unit P-11     66.67%         22,090           5,232                  -           3,987

    2001
                                                  Company                                                        Construction
                                                 Ownership       Plant        Accumulated       Accumulated         Work in
        Subsidiary             Facility           Interest    Investment     Depreciation      Decommissioning      Progress
        ----------             --------           --------    ----------     ------------      ---------------    -----------

    CP&L                Mayo Plant                 83.83%     $  460,026      $  230,630           $      -        $  7,116
    CP&L                Harris Plant               83.83%      3,154,183       1,321,694             93,637          14,416
    CP&L                Brunswick Plant            81.67%      1,427,842         828,480            339,945          41,455
    CP&L                Roxboro Unit  4            87.06%        309,032         126,007                  -           7,881
    Florida Power       Crystal River Unit 3       91.78%        773,835         469,840            416,995          25,723
    Florida Power       Intercession Unit P-11     66.67%         22,302           4,583                  -              94

    In the table above, plant investment and accumulated depreciation are not reduced by the regulatory disallowances related to the Harris Plant.

23. Accumulated Other Comprehensive Loss

    Components of accumulated other comprehensive loss are as follows (in thousands):

                                                              2002             2001
                                                           ------------    -------------
    Loss on cash flow hedges                                $ (42,236)        $(30,623)
    Minimum pension liability adjustments                    (192,385)               -
    Foreign currency translation and other                     (3,141)          (1,557)
                                                           ------------    -------------
    Total accumulated other comprehensive loss              $(237,762)        $(32,180)
                                                           ============    =============

24. Commitments and Contingencies

    A. Fuel and Purchased Power

    Pursuant to the terms of the 1981 Power Coordination Agreement, as amended, between CP&L and Power Agency, CP&L is obligated to purchase a percentage of Power Agency's ownership capacity of, and energy from, the Harris Plant. In 1993, CP&L and Power Agency entered into an agreement to restructure portions of their contracts covering power supplies and interests in jointly owned units. Under the terms of the 1993 agreement, CP&L increased the amount of capacity and energy purchased from Power Agency's ownership interest in the Harris Plant, and the buyback period was extended six years through 2007. The estimated minimum annual payments for these purchases, which reflect capacity costs, total approximately $33 million. These contractual purchases totaled $35.9 million, $33.3 million and $33.9 million for 2002, 2001 and 2000, respectively. In 1987, the NCUC ordered CP&L to reflect the recovery of the capacity portion of these costs on a levelized basis over the original 15-year buyback period, thereby deferring for future recovery the difference between such costs and amounts collected through rates. At December 31, 2002 and 2001, CP&L had deferred purchased capacity costs, including carrying costs accrued on the deferred balances, of $16.9 million and $32.5 million, respectively. Increased purchases (which are not being deferred for future recovery) resulting from the 1993 agreement with Power Agency were approximately $32.2 million, $28.6 million and $26.0 million for 2002, 2001 and 2000, respectively.

    CP&L has a long-term agreement for the purchase of power and related transmission services from Indiana Michigan Power Company's Rockport Unit No. 2 (Rockport). The agreement provides for the purchase of 250 megawatts of capacity through 2009 with minimum annual payments of approximately $31 million, representing capital-related capacity costs. Total purchases (including transmission use charges) under the Rockport agreement amounted to $58.6 million, $62.8 million and $61.0 million for 2002, 2001 and 2000, respectively.

    Effective June 1, 2001, CP&L executed a long-term agreement for the purchase of power from Skygen Energy LLC's Broad River facility (Broad River). The agreement provides for the purchase of approximately 500 megawatts of capacity through 2021 with an original minimum annual payment of approximately $16 million, primarily representing capital-related capacity costs. A separate long-term agreement for additional power from Broad River commenced June 1, 2002. This agreement provided for the additional purchase of approximately 300 megawatts of capacity through 2022 with an original minimum annual payment of approximately $16 million representing capital-related capacity costs. Total purchases under the Broad River agreements amounted to $37.7 million and $21.2 million in 2002 and 2001, respectively.

    Florida Power has long-term contracts for approximately 473 megawatts of purchased power with other utilities, including a contract with The Southern Company for approximately 413 megawatts of purchased power annually through 2010. Florida Power can lower these purchases to approximately 200 megawatts annually with a three-year notice. Total purchases, for both energy and capacity, under these agreements amounted to $159.3 million, $111.7 million and $104.5 million for 2002, 2001 and 2000, respectively. Total capacity payments were $50.5 million, $54.1 million and $54.0 million for 2002, 2001 and 2000, respectively. Minimum purchases under these contracts, representing capital-related capacity costs, are approximately $50 million annually through 2005 and $30 million annually for 2006 and 2007.

    Both CP&L and Florida Power have ongoing purchased power contracts with certain cogenerators (qualifying facilities) with expiration dates ranging from 2003 to 2025. These purchased power contracts generally provide for capacity and energy payments. Energy payments for the Florida Power contracts are based on actual power taken under these contracts. Capacity payments are subject to the qualifying facilities meeting certain contract performance obligations. Florida Power's total capacity purchases under these contracts amounted to $231.7 million, $225.8 million and $226.4 million for 2002, 2001 and 2000, respectively. Minimum expected future capacity payments under these contracts as of December 31, 2002 are $246.8 million, $257.4 million, $268.7 million, $279.7 million and $289.4 million for 2003 through 2007, respectively. CP&L has various pay-for-performance contracts with qualifying facilities for approximately 300 megawatts of capacity expiring at various times through 2009. Payments for both capacity and energy are contingent upon the qualifying facilities' ability to generate. Payments made under these contracts were $144.5 million in 2002, $145.1 million in 2001 and $168.4 million in 2000.

    Florida Power and CP&L have entered into various long-term contracts for coal, gas and oil requirements of their generating plants. Payments under these commitments were $1.9 billion, $1.7 billion and $678.8 million for 2002, 2001 and 2000, respectively. Estimated annual payments for firm commitments of fuel purchases and transportation costs under these contracts are approximately $1.7 billion, $1.1 billion, $913.8 million, $907.7 million and $850.6 million for 2003 through 2007, respectively.

    B. Other Commitments

    The Company has certain future commitments related to four synthetic fuel facilities purchased that provide for contingent payments (royalties) of up to $11.4 million on sales from each plant annually through 2007. The related agreements were amended in December 2001 to require the payment of minimum annual royalties of approximately $6.6 million for each plant through 2007. As a result of the amendment, the Company recorded a liability (included in other liabilities and deferred credits on the Consolidated Balance Sheets) and a deferred cost asset (included in other assets and deferred debits in the Consolidated Balance Sheets), each of approximately $114.3 million and $134.3 million at December 31, 2002 and 2001, respectively, representing the minimum amounts due through 2007, discounted at 6.05%. As of December 31, 2002 and 2001, the portions of the asset and liability recorded that were classified as current were $23.8 million and $25.8 million, respectively. The deferred cost asset will be amortized to expense each year as synthetic fuel sales are made. The maximum amounts payable under these agreements remain unchanged. Actual amounts paid under these agreements were approximately $51.4 million in 2002, $45.8 million in 2001 and $43.1 million in 2000.

    The Company has entered into a joint venture to build a 750-mile natural gas pipeline system to serve 14 eastern North Carolina counties. The Company has agreed to fund approximately $22.0 million of the project. The entire project is expected to be completed in early 2005. In conjunction with the NCNG divestiture, the Company expects to sell its interest in the venture to Piedmont Natural Gas, Inc. by summer 2003, subject to receipt of required regulatory approvals (See Note 3A).

    C. Guarantees

    As a part of normal business, Progress Energy and certain subsidiaries enter into various agreements providing financial or performance assessments to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes.

    At December 31, outstanding guarantees are summarized as follows (in millions):

                                                                2002           2001
                                                           ------------    -----------
    Guarantees supporting nonregulated portfolio expansion
       and energy marketing and trading activities            $ 329.0         $ 23.0
    Standby letters of credit                                    48.2           29.2
    Surety bonds                                                106.8           52.1
    Other guarantees                                             18.6           39.8
                                                           ------------    -----------
       Total                                                  $ 502.6        $ 144.1
                                                           ============    ===========

    Guarantees Supporting Nonregulated Portfolio Expansion and Energy Marketing and Trading Activities

    Progress Energy has issued approximately $317.0 million of guarantees on behalf of PVI and its subsidiaries for obligations under power purchase agreements, tolling agreements, gas agreements, construction agreements and trading operations. Approximately $145.0 million of these commitments relate to certain guarantee agreements issued to support obligations related to PVI's expansion of its nonregulated generation portfolio.

    The remaining $172.0 million of these new commitments issued by Progress Energy are guarantees issued to support PVI's energy marketing and trading functions. The majority of the marketing and trading contracts supported by the guarantees contain language regarding downgrade events, ratings triggers, monthly netting of exposure and/or payments and offset provisions in the event of a default. Based upon the amount of trading positions outstanding at December 31, 2002, if the Company's ratings were to decline below investment grade, the Company would have to deposit cash or provide letters of credit or other cash collateral for approximately $13.7 million for the benefit of the Company's counterparties.

    In addition,  PVI issued a $12.0 million  guarantee  related to expansion of
    the  portfolio.   These  guarantees  ensure   performance  under  generation
    construction and operating agreements.

    Standby Letters of Credit

    The Company has issued stand-by letters of credit to financial institutions for the benefit of third parties that have extended credit to the Company and certain subsidiaries. These letters of credit have been issued primarily for the purpose of supporting payments of trade payables, securing performance under contracts and lease obligations and self-insurance for workers compensation. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will in turn request payment from the Company. Any amounts owed by the Company's subsidiaries are reflected in the accompanying Consolidated Balance Sheets.

    Surety Bonds

    At December 31, 2002, the Company had $106.8 million in surety bonds purchased primarily for purposes such as providing worker compensation coverage and obtaining licenses, permits and rights-of-way. To the extent liabilities are incurred as a result of the activities covered by the surety bonds, such liabilities are included in the accompanying Consolidated Balance Sheets.

    Other Guarantees

    The Company has other guarantees outstanding related primarily to prompt performance payments, lease obligations and other payments subject to contingencies.

    As of December 31, 2002, management does not believe conditions are likely for performance under these agreements.

    D. Insurance

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

    Insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at nuclear generating units is also provided through membership in NEIL. Both CP&L and Florida Power are insured thereunder, following a twelve-week deductible period, for 52 weeks in the amount of $3.5 million per week at each of the nuclear units. An additional 110 weeks of coverage is provided at 80% of the above weekly amount. For the current policy period, the companies are subject to retrospective premium assessments of up to approximately $31.4 million with respect to the primary coverage, $32.5 million with respect to the decontamination, decommissioning and excess property coverage, and $22.2 million for the incremental replacement power costs coverage, in the event covered losses at insured facilities exceed premiums, reserves, reinsurance and other NEIL resources. Pursuant to regulations, each company's property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident and, second, to decontaminate, before any proceeds can be used for decommissioning, plant repair or restoration. Each company is responsible to the extent losses may exceed limits of the coverage described above.

    Both CP&L and Florida Power are insured against public liability for a nuclear incident up to $9.55 billion per occurrence. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, each company, as an owner of nuclear units, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), each company would be subject to pro rata assessments of up to $88.1 million for each reactor owned per occurrence. Payment of such assessments would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. Congress is expected to approve revisions to the Price Anderson Act in the first quarter of 2003, that will include increased limits and assessments per reactor owned. The final outcome of this matter cannot be predicted at this time.

    There have been recent revisions made to the nuclear property and nuclear liability insurance policies regarding the maximum recoveries available for multiple terrorism occurrences. Under the NEIL policies, if there were multiple terrorism losses occurring within one year after the first loss from terrorism, NEIL would make available one industry aggregate limit of
    $3.2 billion, along with any amounts it recovers from reinsurance, government indemnity or other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. For nuclear liability claims arising out of terrorist acts, the primary level available through commercial insurers is now subject to an industry aggregate limit of $300 million. The second level of coverage obtained through the assessments discussed above would continue to apply to losses exceeding $300 million and would provide coverage in excess of any diminished primary limits due to the terrorist acts aggregate.

    CP&L and Florida Power self-insure their transmission and distribution lines against loss due to storm damage and other natural disasters. Florida Power accrues $6 million annually to a storm damage reserve pursuant to a regulatory order and may defer losses in excess of the reserve (See Note
    15A).

    E. Claims and uncertainties

    1. The Company is subject to federal, state and local regulations addressing hazardous and solid waste management, air and water quality and other environmental matters.

    Hazardous and Solid Waste Management

    Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The principal regulatory agency that is responsible for a specific former manufactured gas plant (MGP) site depends largely upon the state in which the site is located. There are several MGP sites to which both electric utilities and the gas utility have some connection. In this regard, both electric utilities and the gas utility and other potentially responsible parties are participating in investigating and, if necessary, remediating former MGP sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA), the Florida Department of Environmental Protection (FDEP) and the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). In addition, the Company and its subsidiaries are periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. A discussion of these sites by legal entity follows.

    CP&L. There are 12 former MGP sites and 14 other sites associated with CP&L that have required or are anticipated to require investigation and/or remediation costs. CP&L received insurance proceeds to address costs associated with environmental liabilities related to its involvement with MGP sites. All eligible expenses related to these are charged against a specific fund containing these proceeds. As of December 31, 2002, approximately $8.0 million remains in this centralized fund with a related accrual of $8.0 million recorded for the associated expenses of environmental issues. As CP&L's share of costs for investigating and remediating these sites becomes known, the fund is assessed to determine if additional accruals will be required. CP&L does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what remains in the environmental insurance recovery fund. This is due to the fact that the sites are at different stages: investigation has not begun at 15 sites, investigation has begun but remediation cannot be estimated at seven sites and four sites have begun remediation. CP&L measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. The process often involves assessing and developing cost-sharing arrangements with other potentially responsible parties. Once the environmental insurance recovery fund is depleted, CP&L will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. Presently, CP&L cannot determine the total costs that may be incurred in connection with the remediation of all sites. According to current information, these future costs at the CP&L sites are not expected to be material to the Company's financial condition or results of operations.

    Florida Power. There are two former MGP sites and 11 other active sites associated with Florida Power that have required or are anticipated to require investigation and/or remediation costs. As of December 31, 2002 and 2001, Florida Power has accrued approximately $10.9 million and $8.5 million, respectively, for probable and reasonably estimable costs at these sites. Florida Power does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what is currently accrued. In 2002, Florida Power filed a petition for recovery of approximately $4.0 million in environmental costs through the Environmental Cost Recovery Clause with the FPSC. Florida Power was successful with this filing and will recover costs through rates for investigation and remediation associated with transmission and distribution substations and transformers. As more activity occurs at these sites, Florida Power will assess the need to adjust the accruals. These accruals have been recorded on an undiscounted basis. Florida Power measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. This process often includes assessing and developing cost-sharing arrangements with other potentially responsible parties.

    NCNG. There are five former MGP sites associated with NCNG that have or are anticipated to have investigation or remediation costs associated with them. As of December 31, 2002, NCNG has accrued approximately $2.8 million for probable and reasonably estimable remediation costs at these sites. These accruals have been recorded on an undiscounted basis. NCNG measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. This process often involves assessing and developing cost-sharing arrangements with other potentially responsible parties. NCNG does not believe it can provide an estimate of the reasonably possible total remediation costs beyond the accrual because two of the five sites associated with NCNG have not begun investigation activities. Therefore, NCNG cannot currently determine the total costs that may be incurred in connection with the investigation and/or remediation of all sites. Based upon current information, the Company does not expect the future costs at the NCNG sites to be material to the Company's financial condition or results of operations. On October 16, 2002, the Company announced plans to sell NCNG to Piedmont Natural Gas Company, Inc. (See Note 3A). The Company will retain the environmental liability associated with the five former MGP sites.

    Florida Progress Corporation. In 2001, FPC sold its Inland Marine Transportation business operated by MEMCO Barge Line, Inc. to AEP Resources, Inc. (See Note 3C). FPC established an accrual to address indemnities and retained an environmental liability associated with the transaction. The balance in this accrual is $9.9 million at December 31, 2002. FPC estimates that its maximum contractual liability to AEP Resources, Inc., associated with Inland Marine Transportation is $60 million. This accrual has been determined on an undiscounted basis. FPC measures its liability for this site based on estimable and probable remediation scenarios. The Company believes that it is reasonably probable that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amount accrued. The Company cannot predict the outcome of this matter.

    CP&L, Florida Power, PVI and NCNG have filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have been settled and others are still pending. While the Company cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.

    The Company is also currently in the process of assessing potential costs and exposures at other environmentally impaired sites. As the assessments are developed and analyzed, the Company will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

    Air and Water Quality

    There has been and may be further proposed federal legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide, carbon dioxide and mercury. Some of these proposals establish nation-wide caps and emission rates over an extended period of time. This national multi-pollutant approach to air pollution control could involve significant capital costs which could be material to the Company's consolidated financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. Control equipment that will be installed on North Carolina fossil generating facilities as part of the North Carolina legislation discussed below may address some of the issues outlined above. However, the Company cannot predict the outcome of this matter.

    The EPA is  conducting  an  enforcement  initiative  related  to a number of
    coal-fired   utility  power  plants  in  an  effort  to  determine   whether
    modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Both CP&L and Florida Power were asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company cannot predict the outcome of this matter.

    In 1998, the EPA published a final rule addressing the regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 23 jurisdictions, including North Carolina, South Carolina and Georgia, but not Florida, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission levels by May 31, 2004. CP&L is currently installing controls necessary to comply with the rule. Capital expenditures needed to meet these measures in North and South Carolina could reach approximately $370 million, which has not been adjusted for inflation. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to the Company's results of operations. Further controls are anticipated as electricity demand increases. The Company cannot predict the outcome of this matter.

    In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals decision. Designation of areas that do not attain the standard is proceeding, and further litigation and rulemaking on this and other aspects of the standard are anticipated. North Carolina adopted the federal eight-hour ozone standard and is proceeding with the implementation process. North Carolina has promulgated final regulations, which will require CP&L to install nitrogen oxide controls under the state's eight-hour standard. The costs of those controls are included in the $370 million cost estimate set forth above. However, further technical analysis and rulemaking may result in a requirement for additional controls at some units. The Company cannot predict the outcome of this matter.

    The EPA published a final rule approving petitions under Section 126 of the Clean Air Act. This rule as originally promulgated, required certain sources to make reductions in nitrogen oxide emissions by May 1, 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina coal-fired electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the Section 126 petitions. CP&L, other utilities, trade organizations and other states participated in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of Appeals ruled in favor of the EPA, which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court in its May 15th decision, rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In August 2001, the Court granted a request by CP&L and other utilities to delay the implementation of the Section 126 Rule for electric generating units pending resolution by the EPA of the growth factor issue. The Court's order tolls the three-year compliance period (originally set to end on May 1, 2003) for electric generating units as of May 15, 2001. On April 30, 2002, the EPA published a final rule harmonizing the dates for the
    Section 126 Rule and the NOx SIP Call. In addition, the EPA determined in this rule that the future growth factor estimation methodology was appropriate. The new compliance date for all affected sources is now May 31, 2004, rather than May 1, 2003. The EPA has approved North Carolina's NOx SIP Call rule and has indicated it will rescind the Section 126 rule in a future rule making. The Company expects a favorable outcome of this matter.

    On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. Progress Energy expects its capital costs to meet these emission targets will be approximately $813 million by 2013. CP&L currently has approximately 5,100 MW of coal-fired generation capacity in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utility's total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utilities or unless the utilities persistently earn a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utilities' last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the ten-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. Pursuant to the new law, CP&L entered into an agreement with the state of North Carolina to transfer to the state all future emissions allowances it generates from over-complying with the new federal emission limits when these units are completed. The new law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. Progress Energy cannot predict the future regulatory interpretation, implementation or impact of this new law.

    Certain historical waste sites exist that are being addressed voluntarily by PVI. An immaterial accrual has been established to address investigation expenses related to these sites. The Company cannot determine the total costs that may be incurred in connection with these sites. According to current information, these future costs are not expected to be material to the Company's financial condition or results of operations.

    Rail Services is voluntarily addressing certain historical waste sites. An immaterial accrual has been established to address estimable costs. The Company cannot determine the total costs that may be incurred in connection with these sites. According to current information, these future costs are not expected to be material to the Company's financial condition or results of operations.

    Other Environmental Matters

    The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of carbon dioxide and other greenhouse gases. The United States has not adopted the Kyoto Protocol, however, a number of carbon dioxide emissions control proposals have been advanced in Congress and by the Bush administration. The Bush administration favors voluntary programs. Reductions in carbon dioxide emissions to the levels specified by the Kyoto Protocol and some legislative proposals could be materially adverse to Company financials and operations if associated costs cannot be recovered from customers. The Company favors the voluntary program approach recommended by the administration, and is evaluating options for the reduction, avoidance, and sequestration of greenhouse gases. However, the Company cannot predict the outcome of this matter.

    In 1997, the EPA's Mercury Study Report and Utility Report to Congress conveyed that mercury is not a risk to the average American and expressed uncertainty about whether reductions in mercury emissions from coal-fired power plants would reduce human exposure. Nevertheless, the EPA determined in 2000 that regulation of mercury emissions from coal-fired power plants was appropriate. The EPA is currently developing a Maximum Available Control Technology (MACT) standard, which is expected to become final in December 2004, with compliance in 2008. Achieving compliance with the MACT standard could be materially adverse to the Company's financials and operations. However, the Company cannot predict the outcome of this matter.

    2. CP&L,  like other  electric  power  companies in North  Carolina,  pays a franchise tax levied by the state pursuant to North Carolina General Statutes Section 105-116, a state-level annual franchise tax (State Franchise Tax). Part of the revenue generated by the State Franchise Tax is required by North Carolina General Statutes Section 105-116.1(b) to be distributed to North Carolina cities in which CP&L maintains facilities. CP&L has paid and continues to pay the State Franchise Tax to the state when such taxes are due. However, pursuant to an Executive Order issued on February 5, 2002, by the Governor of North Carolina, the Secretary of Revenue withheld distributions of State Franchise Tax revenues to cities for two quarters of fiscal year 2001-2002 in an effort to balance the state's budget.

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

    On September 14, 2002, the Governor of North Carolina signed into law a provision that prevents cities and counties from levying local franchise taxes on electric utilities. This new legislation makes the lawsuit CP&L filed in August against certain cities that were seeking to enforce local franchise tax ordinances moot. As a result of the enactment of this legislation, the parties have agreed to an Order of Dismissal by Consent, which has been signed by the judge and filed with the Clerk of Court in Caswell County.

    3. As required under the Nuclear Waste Policy Act of 1982, CP&L and Florida Power each entered into a contract with the DOE under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

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

    Subsequently, a number of utilities each filed an action for damages in the Federal Court of Claims. In a recent decision, the U.S. Circuit Court of Appeals (Federal Circuit) ruled that utilities may sue the DOE for damages in the Federal Court of Claims instead of having to file an administrative claim with the DOE. CP&L and Florida Power are in the process of evaluating whether they should each file a similar action for damages.

    CP&L and Florida Power also continue to monitor legislation that has been introduced in Congress which might provide some limited relief. CP&L and Florida Power cannot predict the outcome of this matter.

    With certain modifications, CP&L's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on CP&L's system through the expiration of the current operating licenses for all of CP&L's nuclear generating units. Subsequent to the expiration of these licenses, dry storage may be necessary. CP&L obtained approval from the U.S. Nuclear Regulatory Commission to use additional storage space at the Harris Plant in December 2000. Florida Power currently is storing spent nuclear fuel onsite in spent fuel pools. If Florida Power does not seek renewal of the CR3 operating license, CR3 will have sufficient storage capacity in place for fuel consumed through the end of the expiration of the license in 2016. If Florida Power extends the CR3 operating license, dry storage may be necessary.

    4. The Company and its subsidiaries are involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the final disposition of pending litigation would not have a material adverse effect on the Company's consolidated results of operations or financial position.

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF CAROLINA POWER & LIGHT COMPANY:

     We have audited the accompanying consolidated balance sheets and schedules of capitalization of Carolina Power & Light Company and its subsidiaries (CP&L) as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of CP&L's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CP&L at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 12, 2003

CAROLINA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS of INCOME and COMPREHENSIVE INCOME


                                                                                Years ended December 31
(In thousands)                                                           2002              2001               2000
---------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Electric                                                        $ 3,538,957       $ 3,343,720         $ 3,308,215
   Natural gas                                                               -                 -             147,448
   Diversified business                                                 14,863            16,441              72,783
---------------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                                       3,553,820         3,360,161           3,528,446
---------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                                    761,379           647,263             627,463
   Purchased power                                                     347,420           353,551             325,366
   Gas purchased for resale                                                  -                 -             103,734
   Operation and maintenance                                           792,660           701,703             741,466
   Depreciation and amortization                                       523,846           521,910             708,249
   Taxes other than on income                                          157,568           149,719             148,037
   Diversified business                                                115,733             9,985             135,258
---------------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                     2,698,606         2,384,131           2,789,573
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                       855,214           976,030             738,873
---------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                       6,868            13,728              17,420
   Gain on sale of investment                                                -                 -             200,000
   Impairment of investment                                           (25,011)         (156,712)                   -
   Other, net                                                           12,757           (4,155)              17,089
---------------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                                    (5,386)         (147,139)             234,509
---------------------------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                                    217,010           257,141             240,620
   Allowance for borrowed funds used during construction                (5,474)          (15,714)            (18,537)
---------------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                                    211,536           241,427             222,083
---------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                             638,292           587,464             751,299
Income Tax Expense                                                     207,360           223,233             290,271
---------------------------------------------------------------------------------------------------------------------
Net Income                                                             430,932           364,231             461,028
Preferred Stock Dividend Requirement                                     2,964             2,964               2,966
---------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                            $ 427,968         $ 361,267           $ 458,062
---------------------------------------------------------------------------------------------------------------------

Comprehensive Income, Net of Tax:
   Net Income                                                        $ 430,932         $ 364,231           $ 461,028
   SFAS No. 133 transition adjustment (net of tax of $474)                   -             (738)                   -
   Change in net unrealized losses on cash flow hedges (net of
       tax of $9,080 and $7,565, respectively)                         (14,144)          (11,784)                  -
   Reclassification adjustment for amounts included in net
       income (net of tax of $7,583 and $3,515, respectively)           11,811             5,476                   -
   Minimum pension liability adjustment (net of tax of $47,317)        (73,390)                -                   -
---------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                 $ 355,209         $ 357,185           $ 461,028
---------------------------------------------------------------------------------------------------------------------


See Carolina Power & Light Company Notes to Consolidated Financial Statements.

CAROLINA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS


(In thousands)                                                                             December 31
Assets                                                                           2002                       2001
--------------------------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                                 $ 12,675,761                $ 12,024,291
  Accumulated depreciation                                                   (6,356,933)                 (5,952,206)
--------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                         6,318,828                   6,072,085
  Held for future use                                                             7,188                       7,105
  Construction work in progress                                                 325,695                     711,129
  Nuclear fuel, net of amortization                                             176,622                     200,332
--------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                              6,828,333                   6,990,651
--------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                      18,284                      21,250
  Accounts receivable                                                           301,178                     302,781
  Unbilled accounts receivable                                                  151,352                     136,514
  Receivables from affiliated companies                                          36,870                      26,182
  Notes receivable from affiliated companies                                     49,772                         998
  Taxes receivable                                                                5,890                      17,543
  Inventory                                                                     342,886                     372,725
  Deferred fuel cost                                                            146,015                     131,505
  Prepayments and other current assets                                           94,658                      78,056
--------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                  1,146,905                   1,087,554
--------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                             252,083                     277,550
  Nuclear decommissioning trust funds                                           423,293                     416,721
  Diversified business property, net                                              9,435                     111,802
  Miscellaneous other property and investments                                  209,657                     224,101
  Other assets and deferred debits                                              104,978                     150,306
--------------------------------------------------------------------------------------------------------------------

        Total Deferred Debits and Other Assets                                  999,446                   1,180,480
--------------------------------------------------------------------------------------------------------------------

           Total Assets                                                    $  8,974,684                $  9,258,685
--------------------------------------------------------------------------------------------------------------------

Capitalization and Liabilities
--------------------------------------------------------------------------------------------------------------------
Capitalization (see consolidated schedules of capitalization)
--------------------------------------------------------------------------------------------------------------------
  Common stock                                                             $  3,089,115                $  3,095,456
  Preferred stock - not subject to mandatory redemption                          59,334                      59,334
  Long-term debt, net                                                         3,048,466                   2,698,318
--------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                  6,196,915                   5,853,108
--------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                   -                     600,000
  Accounts payable                                                              259,217                     300,829
  Payables to affiliated companies                                               98,572                     106,114
  Notes payable to affiliated companies                                               -                      47,913
  Interest accrued                                                               58,791                      61,124
  Short-term obligations                                                        437,750                     260,535
  Current portion of accumulated deferred income taxes                           66,088                      67,975
  Other current liabilities                                                      93,171                     140,670
--------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                             1,013,589                   1,585,160
--------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                           1,179,689                   1,316,823
  Accumulated deferred investment tax credits                                   158,308                     170,302
  Regulatory liabilities                                                          7,774                       7,494
  Other liabilities and deferred credits                                        418,409                     325,798
--------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                          1,764,180                   1,820,417
--------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 18)
--------------------------------------------------------------------------------------------------------------------
            Total Capitalization and Liabilities                           $  8,974,684                $  9,258,685
--------------------------------------------------------------------------------------------------------------------


See Carolina Power & Light Company Notes to Consolidated Financial Statements.

CAROLINA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                                           Years ended December 31
(In thousands)                                                                         2002           2001            2000
---------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                            $ 430,932      $ 364,231         $ 461,028
Adjustments to reconcile net income to net cash provided by operating activities:
      Impairment of long-lived assets and investments                                   126,262        156,712                 -
      Depreciation and amortization                                                     631,401        616,206           803,211
      Deferred income taxes                                                             (81,916)      (149,895)          (83,554)
      Investment tax credit                                                             (11,994)       (14,928)           (4,511)
      Gain on sale of assets                                                                  -              -          (200,000)
      Deferred fuel credit                                                              (14,510)       (11,652)          (40,763)
      Net (increase) decrease in accounts receivable                                    222,293        304,106          (185,640)
      Net (increase) decrease in inventories                                              9,998       (139,854)           (3,699)
      Net (increase) decrease in prepayments and other current assets                  (14,953)         21,679            87,575
      Net increase (decrease) in accounts payable                                        20,490       (261,606)          314,267
      Net increase (decrease) in other current liabilities                               (2,332)        52,704           146,802
      Other                                                                              51,801         47,140            26,019
---------------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                    1,367,472        984,843         1,320,735
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Gross property additions                                                               (624,202)      (823,952)         (821,991)
Nuclear fuel additions                                                                  (80,515)       (72,576)          (59,752)
Proceeds from sale of assets                                                                  -              -           200,000
Contributions to nuclear decommissioning trust                                          (30,708)       (30,678)          (30,727)
Diversified business property additions                                                 (11,836)       (13,500)          (56,489)
Investments in non-utility activities                                                   (17,053)       (32,674)         (111,516)
---------------------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                        (764,314)      (973,380)         (880,475)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                                542,290        296,124           783,052
Net increase (decrease) in short-term obligations                                       177,215       (225,762)          123,697
Net increase (decrease) in intercompany notes                                           (96,687)       187,560          (275,628)
Retirement of long-term debt                                                           (806,809)      (134,611)         (695,163)
Equity contribution from parent                                                               -        115,000                 -
Dividends paid to parent                                                               (396,680)      (255,630)                -
Dividends paid on preferred stock                                                        (2,964)        (2,964)           (2,966)
Dividends paid on common stock                                                                -              -          (432,325)
Other                                                                                   (22,489)             -            21,027
---------------------------------------------------------------------------------------------------------------------------------
           Net Cash Used in Financing Activities                                       (606,124)       (20,283)         (478,306)
---------------------------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                                (2,966)        (8,820)          (38,046)
---------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash from Stock Distribution (See Note 1A)                                        -              -           (11,755)
Cash and Cash Equivalents at Beginning of Year                                           21,250         30,070            79,871
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                               $ 18,284       $ 21,250          $ 30,070
---------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                       $208,283       $230,828          $205,250
                            income taxes (net of refunds)                              $319,973       $395,433          $434,908

Noncash Investing and Financing Activities
o On June 28, 2000, Caronet, Inc., a wholly owned subsidiary of CP&L, contributed net assets in the amount of $93 million in exchange for a 35% ownership interest (15% voting interest) in a newly formed company.
o On July 1, 2000, CP&L distributed its ownership interest in the stock of North Carolina Natural Gas Corporation, Strategic Resource Solutions Corp., Monroe Power Company and Progress Ventures, Inc. to Progress Energy, Inc. This resulted in a noncash dividend to its parent of approximately $556 million (See Note 1A).
o In January 2001, CP&L transferred certain assets, through a noncash dividend to parent in the amount of $19 million, to Progress Energy Service Company, LLC.
o In February 2002, CP&L transferred the Rowan plant to Progress Ventures, Inc. The property and inventory transferred totaled approximately $245 million.

See Carolina Power & Light Company Notes to Consolidated Financial Statements.

CAROLINA POWER & LIGHT COMPANY
CONSOLIDATED SCHEDULES of CAPITALIZATION


                                                                                           December 31
 (In thousands except share data)                                                     2002             2001
 -------------------------------------------------------------------------------------------------------------
 Common Stock Equity
 Common stock without par value, authorized 200,000,000 shares,
      159,608,055 shares issued and outstanding at December 31                   $ 1,929,515      $ 1,904,246
 Unearned ESOP common stock                                                         (101,560)        (114,385)
 Accumulated other comprehensive loss                                                (82,769)          (7,046)
 Retained earnings                                                                 1,343,929        1,312,641
 -------------------------------------------------------------------------------------------------------------
         Total Common Stock Equity                                               $ 3,089,115      $ 3,095,456
 -------------------------------------------------------------------------------------------------------------
 Preferred Stock - not subject to mandatory redemption
 Authorized - 300,000 shares, cumulative, $100 par value Preferred
       Stock; 20,000,000 shares, cumulative, $100 par value Serial
       Preferred Stock
           $5.00 Preferred - 236,997 shares (redemption price $110.00)              $ 24,349         $ 24,349
           $4.20 Serial Preferred - 100,000 shares outstanding
               redemption price $102.00)                                              10,000           10,000
           $5.44 Serial Preferred -249,850 shares (redemption price
               $101.00)                                                               24,985           24,985
 -------------------------------------------------------------------------------------------------------------
        Total Preferred Stock                                                       $ 59,334         $ 59,334
 -------------------------------------------------------------------------------------------------------------
 Long-Term Debt (maturities and weighted-average interest rates as of December 31, 2002)
 First mortgage bonds, maturing 2004-2023                              6.92%     $ 1,550,000      $ 1,800,000
 Pollution control obligations, maturing 2010-2024                     1.86%         707,800          707,800
 Unsecured notes, maturing 2012                                        6.50%         500,000                -
 Extendible notes, maturing 2002                                           -               -          500,000
 Medium-term notes, maturing 2008                                      6.65%         300,000          300,000
 Miscellaneous notes                                                   6.44%           6,910            7,234
 Unamortized premium and discount, net                                               (16,244)         (16,716)
 Current portion of long-term debt                                                         -         (600,000)
 -------------------------------------------------------------------------------------------------------------
      Total Long-Term Debt, Net                                                    3,048,466        2,698,318
 -------------------------------------------------------------------------------------------------------------
         Total Capitalization                                                    $ 6,196,915      $ 5,853,108
 -------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS of RETAINED EARNINGS


Years ended December 31
(In thousands)                                                        2002              2001              2000
--------------------------------------------------------------------------------------------------------------
Retained Earnings at Beginning of Year                           $ 1,312,641     $ 1,226,144      $ 1,807,345
Net income                                                           430,932         364,231          461,028
Preferred stock dividends at stated rates                             (2,964)         (2,964)          (2,966)
Common stock dividends                                              (396,680)       (274,770)      (1,039,263)
--------------------------------------------------------------------------------------------------------------
Retained Earnings at End of Year                                 $ 1,343,929     $ 1,312,641     $  1,226,144
--------------------------------------------------------------------------------------------------------------

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands)                               First Quarter    Second Quarter     Third Quarter     Fourth Quarter
-----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2002
Operating revenues                                 $ 814,871         $ 838,092      $ 1,049,484          $ 851,373
Operating income                                     193,185           210,022          240,051            211,956
Net income                                            85,119           131,152           94,139            120,522
-----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001
Operating revenues                                 $ 826,603         $ 783,379        $ 976,891          $ 773,288
Operating income                                     231,641           184,390          322,477            237,522
Net income (loss)                                    120,845            84,879          167,874             (9,367)


o In the opinion of management, all adjustments necessary to fairly present amounts shown for interim periods have been made. Results of operations for an interim period may not give a true indication of results for the year.
o Fourth quarter 2001 includes impairment and other charges related to Interpath Communications, Inc. of $156.7 million ($107.2 million, after tax) (See Note 5).
o Third quarter 2002 includes impairment and other charges related to Caronet, Inc. and Interpath Communications, Inc. of $133.3 million ($87.4 million, after tax) (See Note 5).

See Carolina Power & Light Company Notes to Consolidated Financial Statements.

CAROLINA POWER & LIGHT COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

    A.  Organization

    Carolina Power & Light Company (CP&L) is a public service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Through its wholly owned subsidiaries, CP&L is involved in several nonregulated business activities, the most significant of which is its telecommunications operation. CP&L is a wholly owned subsidiary of Progress Energy, Inc. (the Company or Progress Energy), which was formed as a result of the reorganization of CP&L into a holding company structure on June 19, 2000. All shares of common stock of CP&L were exchanged for an equal number of shares of CP&L Energy, Inc. On December 4, 2000, the Company changed its name from CP&L Energy, Inc. to Progress Energy, Inc. The Company is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both the Company and its subsidiaries are subject to the regulatory provisions of PUHCA.

    On July 1, 2000, CP&L distributed its ownership interest in the stock of North Carolina Natural Gas Corporation (NCNG), Strategic Resource Solutions Corp. (SRS), Monroe Power Company (Monroe Power) and Progress Ventures, Inc.
    (PVI) to the Company. As a result, those companies are direct subsidiaries of Progress Energy and are not included in CP&L's results of operations and financial position subsequent to July 1, 2000.

    Effective January 1, 2003, CP&L began doing business under the assumed name Progress Energy Carolinas, Inc. The legal name has not changed and there is no restructuring of any kind related to the name change. The current corporate and business unit structure remains unchanged.

    B.  Basis of Presentation

    The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America
    (GAAP) and include the activities of CP&L and its majority-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation except as permitted by Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which provides that profits on intercompany sales to regulated affiliates are not eliminated if the sales price is reasonable and the future recovery of the sales price through the ratemaking process is probable.

    The accounting records are maintained in accordance with uniform systems of accounts prescribed by the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (SCPSC).

    Unconsolidated investments in companies over which CP&L does not have control, but has the ability to exercise influence over operating and financial policies (generally, 20% - 50% voting interest) are accounted for under the equity method of accounting. Other investments are stated principally at cost. These equity and cost investments, which total approximately $95.0 million and $114.3 million at December 31, 2002 and 2001, respectively, are included as miscellaneous property and investments in the Consolidated Balance Sheets. The primary component of this balance is CP&L's investments in affordable housing of $63.4 million and $54.3 million as of December 31, 2002 and 2001, respectively. Included in the December 31, 2001 investment balance is CP&L's investment in Interpath Communications, Inc. of $27.0 million (See Note 5).

    Certain amounts for 2001 and 2000 have been reclassified to conform to the 2002 presentation.

    C.  Use of Estimates and Assumptions

    In preparing consolidated financial statements that conform with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates.

    D.  Utility Plant

    Utility plant in service is stated at historical cost less accumulated depreciation. CP&L capitalizes all construction-related direct labor and material costs of units of property as well as indirect construction costs. The costs of renewals and betterments are also capitalized. Maintenance and repairs of property, and replacements and renewals of items determined to be less than units of property, are charged to maintenance expense as incurred. The cost of units of property replaced, renewed or retired, plus removal or disposal costs, less salvage, is charged to accumulated depreciation. Generally, electric utility plant, other than nuclear fuel is pledged as collateral for the first mortgage bonds of CP&L (See Note 6).

    The balances of utility plant in service at December 31 are listed below (in thousands), with a range of depreciable lives for each:

                                                      2002           2001
                                                 ------------   ------------

    Production plant  (7-33 years)                $ 7,629,539    $ 7,301,225
    Transmission plant  (30-75 years)               1,128,097      1,092,024
    Distribution plant  (12-50 years)               3,344,662      3,063,753
    General plant and other (8-75 years)              573,463        567,289
                                                 ------------   ------------
    Utility plant in service                     $ 12,675,761   $ 12,024,291
                                                 ============   ============

    Allowance  for  funds  used  during  construction   (AFUDC)  represents  the
    estimated debt and equity costs of capital funds necessary to finance the construction of new regulated assets. As prescribed in the regulatory uniform systems of accounts, AFUDC is charged to the cost of the plant. The equity funds portion of AFUDC is credited to other income and the borrowed funds portion is credited to interest charges. Regulatory authorities consider AFUDC an appropriate charge for inclusion in the rates charged to customers by the utilities over the service life of the property. The total equity funds portion of AFUDC was $6.4 million, $8.8 million and $14.5 million in 2002, 2001 and 2000, respectively. The composite AFUDC rate for CP&L's electric utility plant was 6.2% in both 2002 and 2001 and 8.2% in 2000.

    E.  Depreciation and Amortization - Utility Plant

    For financial reporting purposes, substantially all depreciation of utility plant other than nuclear fuel is computed on the straight-line method based on the estimated remaining useful life of the property, adjusted for estimated net salvage. Depreciation provisions, including decommissioning costs (See Note 1G) and excluding accelerated cost recovery of nuclear generating assets, as a percent of average depreciable property other than nuclear fuel, were approximately 3.8% in 2002, 2001 and 2000. Depreciation and decommissioning provisions, including accelerated cost recovery, totaled $504.5 million, $504.9 million and $688.8 million in 2002, 2001 and 2000, respectively.

    With approval from the NCUC and the SCPSC, CP&L accelerated the cost recovery of its nuclear generating assets beginning January 1, 2000. During 2002, the NCUC and the SCPSC approved modifications to CP&L's ongoing accelerated cost recovery of its nuclear generating assets including extension of the recovery period. Cumulative accelerated depreciation ranging from $530 million to $750 million will be recorded by December 31, 2009. The accelerated cost recovery of these assets resulted in additional depreciation expense of approximately $53 million, $75 million and $275 million in 2002, 2001 and 2000, respectively. Total accelerated depreciation recorded through December 31, 2002 was $326 million for the North Carolina jurisdiction and $77 million for the South Carolina jurisdiction (See Note
    9B).

    Amortization of nuclear fuel costs, including disposal costs associated with obligations to the U.S. Department of Energy (DOE), is computed primarily on the units-of-production method and charged to fuel expense. Costs related to obligations to the DOE for the decommissioning and decontamination of enrichment facilities are also charged to fuel expense. The total of these costs for the years ended December 31, 2002, 2001 and 2000 were $109.1 million, $101.0 million and $112.1 million, respectively.

    F.   Diversified Business Property

    Diversified business property is stated at cost less accumulated depreciation. If CP&L recognizes an impairment of an asset, the fair value becomes its new cost basis. The costs of renewals and betterments are capitalized. The cost of repairs and maintenance is charged to expense as incurred. Depreciation is computed on a straight-line basis.

    The following is a summary of diversified business property (in thousands) as of December 31, with ranges of depreciable lives:

                                                     2002          2001
                                                  ----------    ----------

    Telecommunications equipment (5 - 20 years)     $ 1,687      $ 94,164
    Other equipment (3 - 10 years)                    8,363        11,657
    Construction work in progress                       497        21,622
    Accumulated depreciation                        (1,112)      (15,641)
                                                  ----------    ----------

    Diversified business property, net              $ 9,435     $ 111,802
                                                  ==========    ==========

    The decrease from 2001 to 2002 is attributable to an impairment of assets discussed in Note 5. Diversified business depreciation expense was $3.6 million, $6.4 million and $3.2 million in 2002, 2001 and 2000, respectively.

    G. Decommissioning and Dismantlement Provisions

    In CP&L's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the NCUC and the SCPSC, and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdictions, the provisions for nuclear decommissioning costs are approved by FERC. Decommissioning cost provisions, which are included in depreciation and amortization expense, were $30.7 million in 2002, 2001 and 2000.

    Accumulated decommissioning costs, which are included in accumulated depreciation, were $611.3 million and $604.8 million at December 31, 2002 and 2001, respectively. These costs include amounts retained internally and amounts funded in externally managed decommissioning trusts. Trust earnings increase the trust balance with a corresponding increase in the accumulated decommissioning balance. These balances are adjusted for net unrealized gains and losses related to changes in the fair value of trust assets.

    CP&L's most recent site-specific estimates of decommissioning costs were developed in 1998, using 1998 cost factors, and are based on prompt dismantlement decommissioning, which reflects the cost of removal of all radioactive and other structures currently at the site, with such removal occurring shortly after operating license expiration. These estimates, in 1998 dollars, are $281.5 million for Robinson Unit No. 2, $299.6 million for Brunswick Unit No. 1, $298.7 million for Brunswick Unit No. 2 and $328.1 million for the Harris Plant. The estimates are subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The cost estimates exclude the portion attributable to North Carolina Eastern Municipal Power Agency (Power Agency), which holds an undivided ownership interest in the Brunswick and Harris nuclear generating facilities. Operating licenses for CP&L's nuclear units expire in the years 2010 for Robinson Unit No. 2, 2016 for Brunswick Unit No. 1, 2014 for Brunswick Unit No. 2 and 2026 for the Harris Plant. An application to extend the Robinson license 20 years was submitted in 2002 and a similar application will be made for Brunswick in December 2004. An extension will also be sought for the Harris Plant, tentatively in 2009.

    Management believes that the decommissioning costs that have been and will be recovered through rates will be sufficient to provide for the costs of decommissioning.

    The  Financial  Accounting  Standards  Board (FASB) has issued SFAS No. 143,
    "Accounting  for  Asset  Retirement   Obligations,"  that  will  impact  the
    accounting for decommissioning and dismantlement provisions (See Note 1P).

    H. Excise Taxes

    CP&L, as an agent for a state or local government, collects from customers certain excise taxes levied by the state or local government upon the customer. CP&L accounts for excise taxes on a gross basis. Excise taxes are included in CP&L's base rates. For the years ended December 31, 2002, 2001 and 2000, gross receipts tax and other excise taxes of approximately $79.3 million, $76.8 million and $75.1 million, respectively, are included in taxes other than on income on the Consolidated Statements of Income and Comprehensive Income. These approximate amounts are also included in electric operating revenues.

    I. Inventory

    CP&L accounts for inventory using the average-cost method. As of December 31, inventory was comprised of (in thousands):

                                      2002           2001
                                   ----------     ----------

    Fuel                           $ 117,946      $ 137,236
    Materials and supplies           224,940        235,489
                                   ----------     ----------
    Total inventory                $ 342,886      $ 372,725
                                   ==========     ==========

    J. Other Policies

    CP&L recognizes electric utility revenue as service is rendered to customers. Operating revenues include unbilled electric utility revenues earned when service has been delivered but not billed by the end of the accounting period. Revenues related to design and construction of wireless infrastructure are recognized upon completion of services for each completed phase of design and construction.

    Fuel expense includes fuel costs or recoveries that are deferred through fuel clauses established by CP&L's regulators. These clauses allow CP&L to recover fuel costs and portions of purchased power costs through surcharges on customer rates.

    CP&L maintains an allowance for doubtful accounts receivable, which totaled approximately $11.3 million and $12.2 million at December 31, 2002 and 2001, respectively.

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

    CP&L participates in a money pool arrangement with other Progress Energy subsidiaries to better manage cash and working capital requirements. Under this arrangement, subsidiaries with surplus short-term funds provide short-term loans to participating affiliates (See Note 4).

    The Company follows the guidance in SFAS No. 87, "Employers' Accounting for Pensions," to account for its defined benefit retirement plans. In addition to pension benefits, the Company provides other postretirement benefits which are accounted for under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." See Note 13 for related disclosures for these plans.

    K. Impairment of Long-Lived Assets and Investments

    CP&L reviews the recoverability of long-lived and intangible assets whenever indicators exist. Examples of these indicators include current period losses, combined with a history of losses or a projection of continuing losses, or a significant decrease in the market price of a long-lived asset group. If an indicator exists, then the asset group is tested for recoverability by comparing the carrying value to the sum of undiscounted expected future cash flows directly attributable to the asset group. If the asset group is not recoverable through undiscounted cash flows, then an impairment loss is recognized for the difference between the carrying value and the fair value of the asset group. The accounting for impairment of assets is based on SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was adopted by CP&L effective January 1, 2002. Prior to the adoption of this standard, impairments were accounted for under

    SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which was superceded by SFAS No. 144. See Note 5 for discussion of impairment evaluations performed and charges taken.

    L. Income Taxes

    Progress Energy and its affiliates file a consolidated federal income tax return. The consolidated income tax of Progress Energy is allocated to CP&L in accordance with the Inter-company Income Tax Allocation Agreement. The agreement provides an allocation that recognizes positive and negative corporate taxable income. The agreement provides for an equitable method of apportioning the carry over of uncompensated tax benefits. Progress Energy Holding Company tax benefits not related to acquisition interest expense are allocated to profitable subsidiaries, beginning in 2002, in accordance with a PUHCA order. Income taxes are provided as if CP&L filed a separate return.

    Deferred income taxes have been provided for temporary differences. These occur when there are differences between the book and tax carrying amounts of assets and liabilities. Investment tax credits related to regulated operations have been deferred and are being amortized over the estimated service life of the related properties (See Note 14).

    M. Derivatives

    Effective January 1, 2001, CP&L adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value. See Note 10 for information regarding risk management activities and derivative transactions.

    In connection with the January 2003 FASB Emerging Issues Task Force (EITF) meeting, the FASB was requested to reconsider an interpretation of SFAS No.
    133. The interpretation, which is contained in the Derivatives Implementation Group's C11 guidance, relates to the pricing of contracts that include broad market indices. In particular, that guidance discusses whether the pricing in a contract that contains broad market indices (e.g., CPI) could qualify as a normal purchase or sale (the normal purchase or sale term is a defined accounting term, and may not, in all cases, indicate whether the contract would be "normal" from an operating entity viewpoint). CP&L is currently reevaluating which contracts, if any, that have previously been designated as normal purchases or sales would now not qualify for this exception. CP&L is currently evaluating the effects that this guidance will have on its results of operation and financial position.

    N. Environmental

    The Company accrues environmental remediation liabilities when the criteria for SFAS No. 5, "Accounting for Contingencies," has been met. Environmental expenditures are expensed as incurred or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as additional information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized when their receipt is deemed probable (See Note 18D).

    O. Cost-Based Regulation

    CP&L's regulated operations are subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 allows a regulated company to record costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by a nonregulated enterprise. Accordingly, CP&L records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for nonregulated entities. These regulatory assets and liabilities represent expenses deferred for future recovery from customers or obligations to be refunded to customers and are primarily classified in the accompanying Consolidated Balance Sheets as regulatory assets and regulatory liabilities (See Note 9A).

    P. Impact of New Accounting Standards

    SFAS No. 143, "Accounting for Asset Retirement Obligations"
    The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in July 2001. This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which CP&L has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Cumulative accretion and accumulated depreciation will be recognized for the time period from the date the liability would have been recognized had the provisions of this statement been in effect, to the date of adoption of this Statement. The cumulative effect of implementing this Statement is recognized as a change in accounting principle. The adoption of this statement will have no impact on CP&L's net income, as the effects are expected to be offset by the establishment of regulatory assets and liabilities pursuant to SFAS No. 71.

    CP&L's review identified legal retirement obligations for nuclear decommissioning of radiated plant. CP&L will record liabilities pursuant to SFAS No. 143 beginning in 2003. CP&L used an expected cash flow approach to measure the obligations. The proforma amounts for nuclear decommissioning of radiated plant as if SFAS No. 143 had been applied during all periods are $879.7 million and $830.5 million at December 31, 2002 and 2001, respectively.

    Nuclear   decommissioning  has  previously-recorded   liabilities.   Amounts
    recorded for nuclear decommissioning of radiated plant were $491.3 million and $460.9 million at December 31, 2002 and 2001, respectively.

    Proforma net income has not been presented for the years ended December 31, 2002, 2001 and 2000 because the proforma application of SFAS No. 143 to prior periods would result in proforma net income not materially different from the actual amounts reported for those periods in the accompanying Consolidated Statements of Income and Comprehensive Income.

    CP&L has identified but not recognized asset retirement obligation (ARO) liabilities related to electric transmission and distribution and telecommunications assets as the result of easements over property not owned by CP&L. These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements as CP&L intends to utilize these properties indefinitely. In the event CP&L decides to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

    CP&L has previously recognized removal costs as a component of depreciation in accordance with regulatory treatment. To the extent these amounts do not represent SFAS No. 143 legal retirement obligations, they will be disclosed as regulatory liabilities upon adoption of the standard.

    SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This newly issued statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt (an amendment of APB Opinion No. 30)," which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Any gain or loss on extinguishment will be recorded in the most appropriate line item to which it relates within net income before extraordinary items. For CP&L, any expenses or call premiums associated with the reacquisition of debt obligations are amortized over the remaining life of the original debt using the straight-line method consistent with ratemaking treatment. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. For the provisions related to the rescission of SFAS No. 4, SFAS No. 145 is effective for CP&L beginning in fiscal year 2004. The remaining provisions of SFAS No. 145 are effective for CP&L in fiscal year 2003. CP&L is currently evaluating the effects, if any, that this statement will have on its results of operations and financial position.

    SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure"
    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123," and provided alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports. CP&L applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for its stock-based compensation plans as described in Note 12.

    The following table illustrates the effect on CP&L's net income if CP&L had applied the fair value recognition provisions of SFAS No. 123 to the stock option plan. The stock option plan was not in effect in 2000.

    (In thousands)                                     2002       2001       2000
                                                    ---------  ---------  ---------
    Net income, as reported                         $ 430,932  $ 364,231  $ 461,028
    Deduct:  Total stock option expense
      determined under fair value method
      for all awards, net of related tax effects        4,704      1,200          -
                                                    ---------  ---------  ---------

    Proforma net income                             $ 426,228  $ 363,031  $ 461,028
                                                    =========  =========  =========

    FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"
    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34" (FIN No.
    45). This interpretation clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The applicable disclosures required by FIN No. 45 have been made in Note 18B. CP&L is currently evaluating the effects, if any, that this interpretation will have on its results of operations and financial position.

    FIN No. 46, "Consolidation of Variable Interest Entities"
    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, CP&L must apply the provisions of FIN No. 46 in the third quarter of 2003. CP&L is currently evaluating what effects, if any, this interpretation will have on its results of operations and financial position.

    EITF Issue 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities"
    In June 2002, the EITF reached a consensus on a portion of Issue 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue 02-03 requires all gains and losses (realized or unrealized) on energy trading contracts to be shown net in the income statement. CP&L's policy already required the gains and losses to be recorded on a net basis. The net of the gains and losses are recorded in other, net on the Consolidated Statements of Income and Comprehensive

    Income. CP&L does not recognize a dealer profit or unrealized gain or loss at the inception of a derivative unless the fair value of that instrument, in its entirety, is evidenced by quoted market prices or current market transactions.

2.  Divestitures

    In September 2000, Caronet, Inc. (Caronet), a wholly owned subsidiary of CP&L, sold its 10% limited partnership interest in BellSouth Carolinas PCS for $200 million. The sale resulted in an after-tax gain of $121.1 million.

3.  Financial Information by Business Segment

    As described in Note 1A, on July 1, 2000, CP&L distributed its ownership interest in the stock of NCNG, SRS, Monroe Power and PVHI to Progress Energy. As a result, those companies are direct subsidiaries of Progress Energy and are not included in CP&L's results of operations and financial position subsequent to July 1, 2000.

    Through June 30, 2000, the business segments, operations and assets of Progress Energy and CP&L were substantially the same. Subsequent to July 1, 2000, CP&L's operations consisted primarily of the CP&L Electric segment.

    The financial information for the CP&L Electric segment for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                             Year Ended           Year Ended         Year Ended
(In thousands)                           December 31, 2002    December 31, 2001   December 31, 2000
----------------------------------------------------------------------------------------------------

Revenues                                         $3,538,957          $ 3,343,720        $ 3,308,215
Depreciation and amortization                       523,846              521,910            698,633
Net interest charges                                211,536              241,427            221,856
Income taxes                                        237,362              264,078            227,705
Net income                                          513,115              468,328            373,764
Total segment assets                              8,659,297            8,884,385          8,840,736
Capital and investment expenditures                 624,202              823,952            821,991
====================================================================================================

    The primary differences between the CP&L Electric segment and the CP&L consolidated financial information relate to other non-electric operations and elimination entries. CP&L's non-electric operations had combined revenue of $14.9 million in 2002 and assets of $315.4 million at December 31, 2002. Included in the 2002 operations of the telecommunications subsidiary, Caronet, is an impairment of assets and investments of $87.4 million, after-tax (See Note 5A). Excluding this impairment, the earnings of CP&L's non-electric operations are negligible.

4.  Related Party Transactions

    CP&L participates in an internal money pool, operated by Progress Energy, to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Subsidiaries which invest in the money pool earn interest on a basis proportionate to their average monthly investment. The interest rate used to calculate earnings approximates external interest rates. Funds may be withdrawn from or repaid to the pool at any time without prior notice. At December 31, 2002, CP&L had $49.8 million of amounts receivable from the money pool that are included in notes receivable from affiliated companies on the Consolidated Balance Sheets. At December 31, 2001, CP&L had $47.9 million of amounts payable to the money pool that are included in notes payable to affiliated companies on the Consolidated Balance Sheets. The weighted-average interest rates associated with such money pool balances were 2.18% and 4.47% at December 31, 2002 and 2001, respectively. CP&L recorded $0.3 million and $1.6 million of interest income and $1.6 million and $1.7 million of interest expense related to the money pool for 2002 and 2001, respectively. Amounts recorded for interest income and interest expense related to the money pool for 2000 were not significant.

    During 2000, the Company formed Progress Energy Service Company, LLC (PESC) to provide specialized services, at cost, to the Company and its subsidiaries, as approved by the U.S. Securities and Exchange Commission
    (SEC). CP&L has an agreement with PESC under which services, including purchasing, accounting, treasury, tax, marketing, legal and human resources, are rendered to CP&L at cost. Amounts billed to CP&L by PESC for these services during 2002, 2001 and 2000 amounted to $260.5 million, $173.9 million and $52.4 million, respectively. At December 31, 2002 and 2001, CP&L had net payables of $63.2 million and $46.0 million, respectively, to PESC that are included in payables to affiliated companies on the Consolidated Balance Sheets. Subsidiaries of CP&L had amounts payable to PESC of $0.5 million at December 31, 2002 and amounts receivable from PESC of $13.7 million at December 31, 2001. During 2002, the Office of Public Utility Regulation within the SEC completed an audit examination of the Company's books and records. This examination is a standard process for all PUHCA registrants. Based on the review, the method for allocating PESC costs to the Company and its affiliates will change in 2003. CP&L does not anticipate the reallocation of costs will have a material impact on the results of operations.

    During the years ended December 31, 2002, 2001 and 2000, gas sales from NCNG to CP&L amounted to $18.2 million, $14.7 million and $5.9 million, respectively.

    In August 2002, CP&L transferred reservation payments for the manufacture of two combustion turbines to Florida Power at CP&L's original cost of $20 million.

    For the year ended December 31, 2001 and the period from July 1, 2000 to December 31, 2000, the Consolidated Statements of Income and Comprehensive Income contain interest income received from NCNG in the amount of $4.8 million and $4.1 million, respectively, related to a note that was outstanding between the two companies. Prior to July 1, 2000, the interest income received from NCNG was eliminated in consolidation. There were no balances outstanding on the note at December 31, 2002 and 2001.

    At December 31, 2001, CP&L had a payable to Progress Energy in the amount of $40.2 million related to a short-term cash advance. This amount was repaid during February 2002. The remaining receivables from and payables to affiliated companies at December 31, 2002 and 2001 represent intercompany amounts generated through CP&L's normal course of operations.

5.  Impairments of Long-Lived Assets and Investments

    Effective January 1, 2002, CP&L adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance for the accounting and reporting of impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In 2002 and 2001, CP&L recorded pre-tax asset and investment impairments of approximately $133.3 million and $156.7 million, respectively. There were no impairments recorded in 2000.

    A. Long-Lived Assets

    Due to the decline of the telecommunications industry and continued operating losses, CP&L initiated an independent valuation study to assess the recoverability of Caronet's long-lived assets. Based on this assessment, CP&L recorded asset impairments of $101.2 million on a pre-tax basis and other charges of $7.1 million on a pre-tax basis primarily related to inventory adjustments in the third quarter of 2002. These amounts are included in diversified business expenses on the Consolidated Statements of Income and Comprehensive Income. This write-down constitutes a significant reduction in the book value of these long-lived assets.

    The long-lived asset impairments include an impairment of property, plant and equipment, construction work in process and intangible assets. The impairment charge represents the difference between the fair value and carrying amount of these long-lived assets. The fair value of these assets was determined using a valuation study heavily weighted on the discounted cash flow methodology, while using market approaches as supporting information.

    B. Investments

    CP&L continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. Effective June 28, 2000, Caronet entered into an agreement with Bain Capital whereby it contributed the net assets used in its application service provider business to a newly formed company, named Interpath Communications, Inc. (Interpath), in exchange for a 35% ownership interest (15% voting interest) in Interpath.

    CP&L obtained a valuation study to assess its investment in Interpath based on current valuations in the technology sector during 2001. As a result, CP&L recorded investment impairments for other-than-temporary declines in the fair value of its investment in Interpath. The investment write-down was $156.7 million on a pre-tax basis for the year ended December 31, 2001. In May 2002, Interpath merged with a third party. Pursuant to the terms of the merger agreement and due to additional funds being contributed by Bain Capital, CP&L's ownership was diluted to approximately 19% of Interpath (7% voting interest). As a result, CP&L reviewed the Interpath investment for impairment and wrote off the remaining amount of its cost-basis investment in Interpath, recording a pre-tax impairment of $25.0 million in the third quarter of 2002. In the fourth quarter of 2002, CP&L sold its remaining interest in Interpath for a nominal amount.

6.  Debt and Credit Facilities

    A. Lines of Credit

    At December 31, 2002, CP&L had committed lines of credit totaling $570 million, all of which are used to support its commercial paper borrowings. CP&L is required to pay minimal annual commitment fees to maintain its credit facilities. The following table summarizes CP&L's credit facilities used to support the issuance of commercial paper (in millions):

                            Description                           Total
        ----------------------------------------------------------------------

        364-Day (expiring 7/30/03)                                 $   285
        3-Year (expiring 7/31/05)                                      285
                                                             -----------------
                                                                   $   570
                                                             =================

    There were no loans outstanding under these facilities at December 31, 2002.

    As of December 31, 2002 and 2001, CP&L had $437.8 million and $260.5 million, respectively, of outstanding commercial paper and other short term debt classified as short term obligations. The weighted average interest rates of such short-term obligations at December 31, 2002 and 2001 were 1.74% and 3.07%, respectively. CP&L no longer reclassifies commercial paper to long term debt. Certain amounts for 2001 have been reclassified to conform to 2002 presentation, with no effect on previously reported net income or common stock equity.

    The combined aggregate maturities of long-term debt for 2004, 2005 and 2007 are approximately $300 million, $307 million and $200 million, respectively. There are no maturities of debt scheduled for 2003 or 2006.

    B. Covenants and Default Provisions

    Financial Covenants
    CP&L's credit line contains various terms and conditions that could affect CP&L's ability to borrow under these facilities. These include a maximum debt to total capital ratio, a material adverse change clause and a cross-default provision.

    CP&L's credit line requires a maximum total debt to total capital ratio of 65%. Indebtedness as defined by the bank agreement includes certain letters of credit and guarantees which are not recorded on the Consolidated Balance Sheets. As of December 31, 2002, CP&L's total debt to total capital ratio was 52.7%.

    Material adverse change clause
    The credit facility of CP&L includes a provision under which lenders could refuse to advance funds in the event of a material adverse change in the borrower's financial condition.

    Default provisions
    CP&L's credit lines include cross-default provisions for defaults of indebtedness in excess of $10 million. CP&L's cross-default provisions only apply to defaults of indebtedness by CP&L and its subsidiaries, respectively, and not to other affiliates of CP&L. In addition, the credit lines of the Company include a similar provision. Progress Energy's cross-default provisions only apply to defaults of indebtedness by Progress Energy and its significant subsidiaries, which includes CP&L.

    The lenders may accelerate payment of any outstanding debt if cross-default provisions are triggered. Any such acceleration would cause a material adverse change in the respective company's financial condition. Certain agreements underlying CP&L's indebtedness also limit CP&L's ability to incur additional liens or engage in certain types of sale and leaseback transactions.

    Other restrictions
    CP&L's mortgage indenture provides that so long as any first mortgage bonds are outstanding, cash dividends and distributions on CP&L's common stock, and purchases of CP&L's common stock, are restricted to aggregate net income available for CP&L, since December 31, 1948, plus $3 million, less the amount of all preferred stock dividends and distributions, and all common stock purchases, since December 31, 1948. At December 31, 2002, none of CP&L's retained earnings of $1.3 billion was restricted.

    Refer to Note 11 for additional dividend restrictions related to CP&L's Articles of Incorporation.

    C. Secured Obligations

    CP&L's first mortgage bonds are secured by their respective mortgage indentures. CP&L's mortgage constitutes a first lien on substantially all of its fixed properties, subject to certain permitted encumbrances and exceptions. The CP&L mortgage also constitutes a lien on subsequently acquired property. At December 31, 2002, CP&L had approximately $2.3 billion in first mortgage bonds outstanding including those related to pollution control obligations. The CP&L mortgage allows the issuance of additional mortgage bonds upon the satisfaction of certain conditions.

    D. Hedging Activities

    CP&L uses interest rate derivatives to adjust the fixed and variable rate components of its debt portfolio and to hedge cash flow risk of fixed rate debt to be issued in the future. See discussion of risk management and derivative transactions at Note 10.

7.  Leases

    CP&L leases office buildings, computer equipment, vehicles, and other property and equipment with various terms and expiration dates. Rent expense (under operating leases) totaled $9.5 million, $21.7 million and $13.8 million for 2002, 2001 and 2000, respectively.

    Assets recorded under capital leases consist of (in thousands):

                                            2002          2001
                                           --------     --------
    Buildings                              $ 27,633     $ 27,626
    Less:  Accumulated amortization         (9,329)      (8,752)
                                           --------     --------
                                           $ 18,304     $ 18,874
                                           ========     ========

    Minimum annual rental payments, excluding executory costs such as property taxes, insurance and maintenance, under long-term noncancelable leases as of December 31, 2002 are (in thousands):

                                                     Capital     Operating
                                                     Leases       Leases
    2003                                            $ 2,189      $ 9,557
    2004                                              2,189        7,695
    2005                                              2,189        6,302
    2006                                              2,189        3,835
    2007                                              2,189        3,829
    Thereafter                                       20,274       13,142
                                                    -------     --------
                                                    $31,219      $44,360
                                                                 =======
    Less amount representing imputed interest       (12,214)
                                                    --------
    Present value of net minimum lease payments
       under capital leases                         $19,005
                                                    =======

    CP&L is the lessor of electric poles and streetlights. Rents received are contingent upon usage and totaled $28.4 million, $30.9 million and $23.3 million for 2002, 2001 and 2000, respectively.

8.  Fair Value of Financial Instruments

    The carrying amounts of cash and cash equivalents and short-term obligations approximate fair value due to the short maturities of these instruments. At December 31, 2002 and 2001, there were miscellaneous investments consisting primarily of investments in company-owned life insurance and other benefit plan assets with carrying amounts totaling approximately $54.2 million and $50.0 million, respectively, included in miscellaneous other property and investments. The carrying amount of these investments approximates fair value due to the short maturity of certain instruments. Other instruments are presented at fair value in accordance with GAAP. The carrying amount of CP&L's long-term debt, including current maturities, was $3.1 billion at December 31, 2002 and $3.3 billion at December 31, 2001. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $3.3 billion and $3.4 billion at December 31, 2002 and 2001, respectively.

    External funds have been established as a mechanism to fund certain costs of nuclear decommissioning (See Note 1G). These nuclear decommissioning trust funds are invested in stocks, bonds and cash equivalents. Nuclear decommissioning trust funds are presented at amounts that approximate fair value. Fair value is obtained from quoted market prices for the same or similar investments.

9.  Regulatory Matters

    A. Regulatory Assets and Liabilities

    As a regulated entity, CP&L is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, CP&L records certain assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under GAAP for nonregulated entities. CP&L's ability to continue to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the electric utility industry. In the event that SFAS No. 71 no longer applied to a separable portion of CP&L's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism was provided. Additionally, these factors could result in an impairment of utility plant assets as determined pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (See Note 5).

    At December 31, 2002 and 2001, the balances of CP&L's regulatory assets (liabilities) were as follows (in thousands):

                                                            2002         2001
                                                         ---------    ---------
    Deferred fuel (included in current assets)           $ 146,015    $ 131,505
                                                         ---------    ---------

    Income taxes recoverable through future rates          197,402      208,702
    Harris Plant deferred costs                             16,888       32,476
    Loss on reacquired debt                                 13,223        5,801
    Deferred DOE enrichment facilities-related costs        24,570       30,571
                                                         ---------    ---------
       Total long-term regulatory assets                   252,083      277,550
                                                         ---------    ---------

    Emission allowance gains                               (7,774)      (7,494)
                                                         ---------    ---------

         Net regulatory assets                           $ 390,324    $ 401,561
                                                         =========    =========

    Except for portions of deferred fuel, all regulatory assets earn a return or the cash has not yet been expended, in which case, the assets are offset by liabilities that do not incur a carrying cost.

    B. Retail Rate Matters

    The NCUC and SCPSC approved proposals to accelerate cost recovery of CP&L's nuclear generating assets beginning January 1, 2000, and continuing through 2004. On June 14, 2002, the NCUC approved modification of CP&L's ongoing accelerated cost recovery of its nuclear generating assets. Effective
    January  1,  2003,  the  NCUC  will  no  longer  require  a  minimum  annual depreciation. The aggregate minimum and maximum amounts of accelerated depreciation, $415 million and $585 million respectively, are unchanged from the original NCUC order. The date by which the minimum amount must be depreciated was extended from December 31, 2004 to December 31, 2009. On October 29, 2002, the SCPSC approved similar modifications. The order was effective November 1, 2002, and the aggregate minimum and maximum of $115 million and $165 million established for accelerated cost recovery by the SCPSC is unchanged. The accelerated cost recovery of these assets resulted in additional depreciation expense of approximately $53 million, $75 million and $275 million in 2002, 2001 and 2000, respectively. Recovering the costs of its nuclear generating assets on an accelerated basis will better position CP&L for the uncertainties associated with potential restructuring of the electric utility industry. Total accelerated depreciation recorded through December 31, 2002 was $326 million for the North Carolina jurisdiction and $77 million for the South Carolina jurisdiction.

    On May 30, 2001, the NCUC issued an order allowing CP&L to offset a portion of its annual accelerated cost recovery of nuclear generating assets by the amount of sulfur dioxide (SO2) emission allowance expense. CP&L offset accelerated depreciation expense against emission allowance expense by approximately $5.8 million in 2002. CP&L did not offset accelerated depreciation expense against emission allowance expense in 2001. CP&L is allowed to recover emission allowance expense through the fuel clause adjustment in its South Carolina retail jurisdiction.

    In conjunction with the acquisition of NCNG, CP&L agreed to cap base retail electric rates in North Carolina and South Carolina through December 2004. The cap on base retail electric rates in South Carolina was extended to December 2005 in conjunction with regulatory approval to form a holding company. In North Carolina, legislation enacted pursuant to the North Carolina Clean Air Act in June of 2002 freezes CP&L's base rates for five years, subject to certain conditions. See Note 18D for further discussion of this matter.

    In conjunction with the Company's merger with Florida Progress Corporation, CP&L reached a settlement with the Public Staff of the NCUC in which it agreed to reduce rates to all of its non-real time pricing customers by $3.0 million in 2002, $4.5 million in 2003, $6.0 million in 2004 and $6.0 million in 2005. CP&L also agreed to write off and forego recovery of $10 million of unrecovered fuel costs in each of its 2000 NCUC and SCPSC fuel cost recovery proceedings.

10. Risk Management Activities and Derivatives Transactions

    Under its risk management policy, CP&L may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. Such instruments contain credit risk if the counterparty fails to perform under the contract. CP&L minimizes such risk by performing credit reviews using, among other things, publicly available credit ratings of such counterparties. Potential non-performance by counterparties is not expected to have a material effect on the consolidated financial position or consolidated results of operations of CP&L.

    A. Commodity Contracts - General

    Most of CP&L's commodity contracts either are not derivatives pursuant to SFAS No. 133 or qualify as normal purchases or sales pursuant to SFAS No.
    133. Therefore, such contracts are not recorded at fair value.

    B. Commodity Derivatives - Economic Hedges and Trading

    Nonhedging derivatives, primarily electricity forward contracts, are entered into for trading purposes and for economic hedging purposes. While management believes the economic hedges mitigate exposures to fluctuations in commodity prices, these instruments are not designated as hedges for accounting purposes and are monitored consistent with trading positions. CP&L manages open positions with strict policies that limit its exposure to market risk and require daily reporting to management of potential financial exposures. Gains and losses from such contracts were not material during 2002, 2001 or 2000, and CP&L did not have material outstanding positions in such contracts at December 31, 2002 or 2001.

    C. Interest Rate Derivatives - Fair Value or Cash Flow Hedges

    CP&L manages its interest rate exposure in part by maintaining its variable-rate and fixed-rate exposures within defined limits. In addition, CP&L also enters into financial derivative instruments including, but not limited to, interest rate swaps and lock agreements to manage and mitigate interest rate risk exposure.

    CP&L uses cash flow hedging strategies to hedge variable interest rates on long-term debt and to hedge interest rates with regard to future fixed-rate debt issuances. At December 31, 2002, CP&L held no interest rate cash flow hedges. As of December 31, 2002, $0.8 million of net after-tax deferred losses in accumulated other comprehensive income, related to terminated hedges, will be reclassified to earnings during the next 12 months as the hedged interest payments occur. At December 31, 2001, CP&L held interest rate cash flow hedges with notional amounts totaling $500.0 million and a total fair value of $18.5 million liability position.

    CP&L uses fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. At December 31, 2002 and 2001, CP&L had no open interest rate fair value hedges.

    The notional amounts of interest rate derivatives are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

11. Capitalization

    As of December 31, 2002, CP&L was authorized to issue up to 200,000,000 shares of common stock. All shares issued and outstanding are held by the Company, effective with the share exchange on June 19, 2000 (See Note 1A).

    There are various provisions limiting the use of retained earnings for the payment of dividends under certain circumstances. As of December 31, 2002, there were no significant restrictions on the use of retained earnings.

    CP&L's Articles of Incorporation provide that cash dividends on common stock shall be limited to 75% of net income available for dividends if common stock equity falls below 25% of total capitalization, and to 50% if common stock equity falls below 20%. On December 31, 2002, CP&L's common stock equity was approximately 46.6% of total capitalization.

    Refer to Note 6 for additional dividend restrictions related to CP&L's mortgage.

12. Stock-Based Compensation Plans

    CP&L accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation."

    A. Employee Stock Ownership Plan

    Progress Energy sponsors the Progress Energy 401(k) Savings and Stock Ownership Plan (401(k)) for which substantially all full-time non-bargaining unit employees and certain part-time non-bargaining employees within participating subsidiaries are eligible. CP&L is a participating subsidiary of the 401(k), which has matching and incentive goal features, encourages systematic savings by employees and provides a method of acquiring Progress Energy common stock and other diverse investments. The 401(k), as amended in 1989, is an Employee Stock Ownership Plan (ESOP) that can enter into acquisition loans to acquire Progress Energy common stock to satisfy 401(k) common stock needs. Qualification as an ESOP did not change the level of benefits received by employees under the 401(k). Common stock acquired with the proceeds of an ESOP loan is held by the 401(k) Trustee in a suspense account. The common stock is released from the suspense account and made available for allocation to participants as the ESOP loan is repaid. Such allocations are used to partially meet common stock needs related to Progress Energy matching and incentive contributions and/or reinvested dividends.

    There were 4,616,400 and 5,199,388 ESOP suspense shares at December 31, 2002 and 2001, respectively, with a fair value of $200.1 million and $234.1 million, respectively. CP&L's matching and incentive goal compensation cost under the 401(k) is determined based on matching percentages and incentive goal attainment as defined in the plan. Such compensation cost is allocated to participants' accounts in the form of Progress Energy common stock, with the number of shares determined by dividing compensation cost by the common stock market value at the time of allocation. The 401(k) common stock share needs are met with open market purchases, with shares released from the ESOP suspense account and with newly issued shares. CP&L's matching and incentive cost met with shares released from the suspense account totaled approximately $13.3 million, $12.7 million and $14.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. CP&L has a long-term note receivable from the 401(k) Trustee related to the purchase of common stock from CP&L in 1989 (now Progress Energy common stock). The balance of the note receivable from the 401(k) Trustee is included in the determination of unearned ESOP common stock, which reduces common stock equity. Interest income on the note receivable is not recognized for financial statement purposes.

    B. Stock Option Agreements

    Pursuant to Progress Energy's 1997 Equity Incentive Plan and 2002 Equity Incentive Plan, as amended and restated as of July 10, 2002, Progress Energy may grant options to purchase shares of common stock to directors, officers and eligible employees. During 2002 and 2001, approximately 2.9 million and
    2.4 million common stock options were granted. Of these amounts, approximately 1.2 million and 1.0 million were granted to officers and eligible employees of CP&L in 2002 and 2001, respectively. No compensation expense was recognized under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For purposes of the proforma disclosures required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options' vesting period. Under SFAS No. 148, compensation expense
    would  have  been  $7.9   million  and  $2.0   million  in  2002  and  2001,
    respectively.

    C. Other Stock-Based Compensation Plans

    Progress Energy has additional compensation plans for officers and key employees that are stock-based in whole or in part. CP&L participates in these plans. The two primary active stock-based compensation programs are the Performance Share Sub-Plan (PSSP) and the Restricted Stock Awards program (RSA), both of which were established pursuant to Progress Energy's 1997 Equity Incentive Plan and were continued under the 2002 Equity Incentive Plan, as amended and restated as of July 10, 2002.

    Under the terms of the PSSP, officers and key employees are granted performance shares on an annual basis that vest over a three-year consecutive period. Each performance share has a value that is equal to, and changes with, the value of a share of Progress Energy's common stock, and dividend equivalents are accrued on, and reinvested in, the performance shares. The PSSP has two equally weighted performance measures, both of which are based on Progress Energy's results as compared to a peer group of utilities. Compensation expense is recognized over the vesting period based on the expected ultimate cash payout and is reduced by any forfeitures.

    The RSA allows the Company to grant shares of restricted common stock to officers and key employees of the Company. The restricted shares generally vest on a graded vesting schedule over a minimum of three years. Compensation expense, which is based on the fair value of common stock at the grant date, is recognized over the applicable vesting period and is reduced by any forfeitures.

    The total amount expensed by CP&L for other stock-based compensation plans was $6.9 million, $5.9 million and $9.8 million in 2002, 2001 and 2000, respectively.

13. Postretirement Benefit Plans

    CP&L and some of its subsidiaries have a non-contributory defined benefit retirement (pension) plan for substantially all eligible employees. CP&L also has a supplementary defined benefit pension plan that provides benefits to higher-level employees.

    The components of net periodic pension cost are (in thousands):

                                                    2002           2001           2000
                                                   ----------     ----------    ---------

Expected return on plan assets                     $ (72,876)     $ (71,955)    $(76,508)
Service cost                                          19,343         16,960        18,804
Interest cost                                         50,717         46,729        49,821
Amortization of transition obligation                     97            116           121
Amortization of prior service (benefit) cost             195         (1,230)       (1,282)
Amortization of actuarial (gain) loss                    440         (4,352)       (5,607)
                                                   ----------     ----------    ----------
     Net periodic pension benefit                  $  (2,084)     $ (13,732)    $ (14,651)
                                                   ==========     ==========    ==========

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

    Reconciliations of the changes in the plan's benefit obligations and the plan's funded status are (in thousands):

                                                                            2002             2001
                                                                         ----------       ----------
       Projected benefit obligation at  January 1                        $ 681,989        $ 638,067
           Interest cost                                                    50,717           46,729
           Service cost                                                     19,343           16,960
           Benefit payments                                                (46,059)         (43,636)
           Actuarial loss                                                   96,929            5,621
           Transfers                                                          (635)               -
           Plan amendments                                                    -              18,248
                                                                        -----------       ----------
       Projected benefit obligation at December 31                      $  802,284        $ 681,989
       Fair value of plan assets at December 31                            574,367          716,799
                                                                        -----------       ----------
       Funded status                                                    $ (227,917)       $  34,810
       Unrecognized transition obligation                                      241              338
       Unrecognized prior service cost                                       3,928            4,123
       Unrecognized actuarial (gain) loss                                  237,864          (28,416)
       Minimum pension liability adjustment                               (124,867)               -
                                                                        -----------       ----------
       Prepaid (accrued) pension cost at December 31, net               $ (110,751)       $  10,855
                                                                        ===========       ==========

    The accrued pension cost at December 31, 2002 is included in other liabilities and deferred credits in the accompanying Consolidated Balance Sheets. The net prepaid pension cost of $10.9 million at December 31, 2001 is included in the accompanying Consolidated Balance Sheets as prepaid pension cost of $25.7 million, which is included in other assets and deferred debits, and accrued benefit cost of $14.8 million, which is included in other liabilities and deferred credits. The defined benefit plans with accumulated benefit obligations in excess of plan assets had projected benefit obligations totaling $802.3 million and $16.0 million at December 31, 2002 and 2001, respectively. Those plans had accumulated benefit obligations totaling $685.1 million and $15.4 million, respectively, plan assets totaling $574.4 million at December 31, 2002, and no plan assets at December 31, 2001.

    Due to a combination of decreases in the fair value of plan assets and a decrease in the discount rate used to measure the pension obligation, a minimum pension liability adjustment of $124.9 million was recorded at December 31, 2002. This adjustment resulted in a charge of $4.2 million to intangible assets, included in other assets and deferred debits in the accompanying Consolidated Balance Sheets, and a pre-tax charge of $120.7 million to accumulated other comprehensive loss, a component of common stock equity.

    Reconciliations of the fair value of pension plan assets are (in thousands):

                                                         2002           2001
                                                      ----------     ----------
    Fair value of plan assets at January 1            $ 716,799      $ 777,435
    Actual return on plan assets                        (96,915)       (18,160)
    Benefit payments                                    (46,059)       (43,636)
    Employer contributions                                1,177          1,160
    Transfers                                              (635)             -
                                                      ----------     ----------
    Fair value of plan assets at December 31          $ 574,367      $ 716,799
                                                      ==========     ==========

    The weighted-average discount rate used to measure the pension obligation was 6.6% in 2002 and 7.5% in 2001. The assumed rate of increase in future compensation used to measure the pension obligation was 4.0% in 2002 and 2001. The expected long-term rate of return on pension plan assets used in determining the net periodic pension cost was 9.25% in 2002, 2001 and 2000.

    In addition to pension benefits, CP&L and some of its subsidiaries provide contributory postretirement benefits (OPEB), including certain health care and life insurance benefits, for retired employees who meet specified criteria.

    The components of net periodic OPEB cost are (in thousands):

                                                     2002                2001             2000
                                                   ---------           ---------        --------
    Expected return on plan assets                 $ (3,532)           $ (3,676)        $(3,852)

    Service cost                                      6,301               7,374           8,868
    Interest cost                                    14,308              14,191          13,677
    Amortization of prior service cost                    -                   -              54
    Amortization of transition obligation             2,708               4,298           5,551
    Amortization of actuarial gain                     (851)               (531)           (779)
                                                   ---------           ---------        --------
        Net periodic OPEB cost                     $ 18,934            $ 21,656         $23,519
                                                   =========           =========        ========

    Prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the OPEB obligation or the market-related value of assets are amortized over the average remaining service period of active participants.

    Reconciliations of the changes in the plan's benefit obligations and the plan's funded status are (in thousands):


                                                         2002           2001
                                                     ----------     ----------
       OPEB obligation at January 1                  $ 192,088      $ 187,563
           Interest cost                                14,308         14,191
           Service cost                                  6,301          7,374
           Benefit payments                             (9,003)        (7,137)
           Actuarial loss                               30,222         19,242
           Transfers                                      (179)             -
           Plan amendment                                    -        (29,145)
                                                     ----------     ----------
       OPEB obligation at December 31                $ 233,737      $ 192,088
       Fair value of plan assets at December 31         32,890         38,182
                                                     ----------     ----------
       Funded status                                 $(200,847)     $(153,906)
       Unrecognized transition obligation               25,555         28,263
       Unrecognized actuarial (gain) loss               38,434         (1,284)
                                                     ---------      ----------
       Accrued OPEB cost at December 31              $(136,858)     $(126,927)
                                                     ==========     ==========

    The accrued OPEB cost is included in other liabilities and deferred credits in the accompanying Consolidated Balance Sheets. The plan amendment in 2001, which resulted in a 15.5% reduction in the OPEB liability, implemented a cap on CP&L's contributions toward future medical cost increases.

    Reconciliations of the fair value of OPEB plan assets are (in thousands):

                                                         2002           2001
                                                       ---------      ---------

    Fair value of plan assets at January 1             $ 38,182       $ 39,048
    Actual return on plan assets                         (5,292)          (866)
    Employer contributions                                9,003          7,137
    Benefits paid                                        (9,003)        (7,137)
                                                       ---------      ---------
    Fair value of plan assets at December 31           $ 32,890       $ 38,182
                                                       =========      =========

    The assumptions used to measure the OPEB obligation are:

                                                           2002         2001
                                                          ------       ------

    Weighted-average discount rate                         6.60%        7.50%
    Initial medical cost trend rate for
       pre-Medicare benefits                               7.50%        7.50%
    Initial medical cost trend rate for
       post-Medicare benefits                              7.50%        7.50%
    Ultimate medical cost trend rate                       5.25%        5.00%
    Year ultimate medical cost trend rate is achieved      2009         2008


    The expected weighted-average long-term rate of return on plan assets used in determining the net periodic OPEB cost was 9.25% in 2002, 2001 and 2000. The medical cost trend rates were assumed to decrease gradually from the initial rates to the ultimate rates. Assuming a 1% increase in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic OPEB cost for 2002 would increase by $3.2 million, and the OPEB obligation at December 31, 2002, would increase by $23.1 million. Assuming a 1% decrease in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic OPEB cost for 2002 would decrease by $2.8 million and the OPEB obligation at December 31, 2002, would decrease by $21.0 million.

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

    Net accumulated deferred income tax liabilities at December 31 are (in thousands):

                                                         2002           2001
    Accelerated depreciation and property
       cost differences                              $ 1,313,604    $ 1,359,083
    Minimum pension liability                            (47,317)             -
    Deferred costs, net                                   (9,771)        42,688
    Income tax credit carryforward                       (10,384)          (640)
    Valuation allowance                                    8,167          3,767
    Miscellaneous other temporary differences, net        (8,522)       (20,100)
                                                     ------------   ------------

    Net accumulated deferred income tax liability    $ 1,245,777    $ 1,384,798
                                                     ============   ============

    Total deferred income tax liabilities were $1.952 billion and $2.046 billion at December 31, 2002 and 2001, respectively. Total deferred income tax assets were $706 million and $661 million at December 31, 2002 and 2001, respectively. The net of deferred income tax liabilities and deferred income tax assets is included on the Consolidated Balance Sheets under the captions other current liabilities and accumulated deferred income taxes.

    CP&L had a valuation allowance of $3.8 million at December 31, 2001 and established additional valuation allowances of $4.4 million during 2002 due to the uncertainty of realizing certain future state income tax benefits. CP&L believes that it is more likely than not that the results of future operations will generate sufficient taxable income to allow for the utilization of the remaining deferred tax assets.

    Reconciliations of CP&L's effective income tax rate to the statutory federal income tax rate are:

                                                            2002          2001         2000
                                                         ----------    ----------   ----------

    Effective income tax rate                               32.5%         38.0%        38.6%
    State income taxes, net of federal benefit              (3.1)         (3.2)        (4.5)
    Investment tax credit amortization                       1.9           2.5          3.7
    Progress Energy tax benefit allocation (Note 1L)         5.0            -            -
    Other differences, net                                  (1.3)         (2.3)        (2.8)
                                                         ----------    ----------   ----------

    Statutory federal income tax rate                       35.0%         35.0%        35.0%
                                                         ==========     =========   ==========

    The provisions for income tax expense are comprised of (in thousands):

                                            2002          2001           2000
                                        ----------     ----------     ----------
    Income tax expense (credit):
    Current   - federal                 $ 265,231      $ 348,921      $ 328,982
                state                      36,039         39,135         62,228
    Deferred  - federal                   (75,784)      (140,486)       (71,929)
                state                      (6,132)        (9,409)       (11,625)
    Investment tax credit                 (11,994)       (14,928)       (17,385)
                                        ----------     ----------     ----------

       Total income tax expense         $ 207,360      $ 223,233      $ 290,271
                                        ==========     ==========     ==========

15. Joint Ownership of Generating Facilities

    CP&L holds undivided ownership interests in certain jointly owned generating facilities. CP&L is entitled to shares of the generating capability and output of each unit equal to their respective ownership interests. CP&L also pays its ownership share of additional construction costs, fuel inventory purchases and operating expenses. CP&L's share of expenses for the jointly owned facilities is included in the appropriate expense category.

    CP&L's ownership interest in the jointly-owned generating facilities is listed below with related information as of December 31, 2002 and 2001 (dollars in thousands):

    2002
                                        Company                                                         Construction
                          Megawatt     Ownership       Plant       Accumulated        Accumulated          Work in
       Facility           Capability    Interest     Investment    Depreciation      Decommissioning      Progress
       --------           ----------    --------     ----------    ------------      ---------------      --------

    Mayo Plant               745         83.83%      $  464,202     $  239,971          $   -             $14,089
    Harris Plant             900         83.83%       3,159,946      1,432,245            95,643            6,117
    Brunswick Plant        1,683         81.67%       1,476,534        867,530           339,521           26,436
    Roxboro Unit No. 4       700         87.06%         316,491        138,408              -               8,079


    2001
                                        Company                                                         Construction
                          Megawatt     Ownership       Plant       Accumulated        Accumulated          Work in
       Facility           Capability    Interest     Investment    Depreciation      Decommissioning      Progress
       --------           ----------    --------     ----------    ------------      ---------------      --------

    Mayo Plant               745         83.83%      $  460,026      $ 230,630          $   -             $ 7,116
    Harris Plant             860         83.83%       3,154,183      1,321,694            93,637           14,416
    Brunswick Plant        1,631         81.67%       1,427,842        828,480           339,945           41,455
    Roxboro Unit No. 4       700         87.06%         309,032        126,007              -               7,881

    In the tables above, plant investment and accumulated depreciation are not reduced by the regulatory disallowances related to the Harris Plant.

16. Other Income and Other Expense

    Other income and expense includes interest income, gain on the sale of investments, impairment of investments and other income and expense items as discussed below. The components of other, net as shown on the Consolidated Statements of Income and Comprehensive Income for years ended December 31, are as follows (in thousands):

                                                           2002          2001        2000
                                                         ---------    ---------    ---------
Other income
Net financial trading gain (loss)                        $ (1,942)    $  3,262     $ 15,603
Net energy purchased for resale gain                        1,248        3,074        2,132
Nonregulated energy and delivery services income           11,816       11,528       23,996
Investment gains                                           22,218        2,500        6,722
AFUDC equity                                                6,432        8,764       14,502
Other                                                      19,891       12,963       11,594
                                                         ---------    ---------    ---------
    Total other income                                   $ 59,663     $ 42,091     $ 74,549
                                                         ---------    ---------    ---------

Other expense
Nonregulated energy and delivery services expenses         13,625       21,352       23,554
Donations                                                   7,594       11,045        9,219
Investment losses                                          14,389        4,365        6,672
Other                                                      11,298        9,484       18,015
                                                         ---------    ---------    --------
   Total other expense                                   $ 46,906      $ 46,246    $ 57,460
                                                         ---------    ---------    ---------

Other, net                                               $ 12,757      $(4,155)    $ 17,089
                                                         =========    =========    =========

    Net financial trading gain (loss) represents non-asset-backed trades of electricity and gas. Nonregulated energy and delivery services include power protection services and mass market programs (surge protection, appliance services and area light sales) and delivery, transmission and substation work for other utilities.

17. Accumulated Other Comprehensive Loss

    Components of accumulated other comprehensive loss are as follows (in thousands):

                                                            2002         2001
                                                         ----------   ---------

    Loss on cash flow hedges                             $  (9,379)   $ (7,046)
    Minimum pension liability adjustments                  (73,390)          -
                                                         ----------   ---------
    Total accumulated other comprehensive loss           $ (82,769)   $ (7,046)
                                                         ==========   =========

18. Commitments and Contingencies

    A. Fuel and Purchased Power

    Pursuant to the terms of the 1981 Power Coordination Agreement, as amended, between CP&L and Power Agency, CP&L is obligated to purchase a percentage of Power Agency's ownership capacity of, and energy from, the Harris Plant. In 1993, CP&L and Power Agency entered into an agreement to restructure portions of their contracts covering power supplies and interests in jointly owned units. Under the terms of the 1993 agreement, CP&L increased the amount of capacity and energy purchased from Power Agency's ownership interest in the Harris Plant, and the buyback period was extended six years through 2007. The estimated minimum annual payments for these purchases, which reflect capacity costs, total approximately $32 million. These contractual purchases totaled $35.9 million, $33.3 million and $33.9 million for 2002, 2001 and 2000, respectively. In 1987, the NCUC ordered CP&L to reflect the recovery of the capacity portion of these costs on a levelized basis over the original 15-year buyback period, thereby deferring for future recovery the difference between such costs and amounts collected through rates. In 1988, the SCPSC ordered similar treatment, but with a 10-year levelization period. At December 31, 2002 and 2001, CP&L had deferred purchased capacity costs, including carrying costs accrued on the deferred balances, of $16.9 million and $32.5 million, respectively. Increased purchases (which are not being deferred for future recovery) resulting from the 1993 agreement with Power Agency were approximately $32.2 million, $28.6 million and $26.0 million for 2002, 2001 and 2000, respectively.

    CP&L has a long-term agreement for the purchase of power and related transmission services from Indiana Michigan Power Company's Rockport Unit No. 2 (Rockport). The agreement provides for the purchase of 250 megawatts of capacity through 2009 with estimated minimum annual payments of approximately $31 million, representing capital-related capacity costs. Total purchases (including transmission use charges) under the Rockport agreement amounted to $58.6 million, $62.8 million and $61.0 million for 2002, 2001 and 2000, respectively.

    Effective June 1, 2001, CP&L executed a long-term agreement for the purchase of power from Skygen Energy LLC's Broad River facility (Broad River). The agreement provides for the purchase of approximately 500 megawatts of capacity through 2021 with an original minimum annual payment of approximately $16 million, primarily representing capital-related capacity costs. A separate long-term agreement for additional power from Broad River commenced June 1, 2002. This agreement provided for the additional purchase of approximately 300 megawatts of capacity through 2022 with an original minimum annual payment of approximately $16 million representing capital-related capacity costs. Total purchases under the Broad River agreements amounted to $37.7 million and $21.2 million in 2002 and 2001, respectively.

    CP&L has various pay-for-performance purchased power contracts with certain cogenerators (qualifying facilities) for approximately 300 megawatts of capacity expiring at various times through 2009. These purchased power contracts generally provide for capacity and energy payments. Payments for both capacity and energy are contingent upon the qualifying facilities' ability to generate. Payments made under these contracts were $144.5 million in 2002, $145.1 million in 2001 and $168.4 million in 2000.

    CP&L has entered into various long-term contracts for coal, gas and oil requirements of its generating plants. Total payments under these commitments were $694.0 million, $675.2 million and $558.9 million in 2002, 2001 and 2000, respectively. Estimated annual payments for firm commitments of fuel purchases and transportation costs under these contracts are approximately $499.7 million, $434.0 million, $351.1 million, $312.1 million and $199.0 million for 2003 through 2007, respectively.

    B. Guarantees

    As a part of normal business, CP&L enters into various agreements providing financial or performance assessments to third parties. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes.

    At December 31, 2002 and 2001, outstanding guarantees consisted of the following (in millions):

                                December 31, 2002         December 31, 2001
                                -----------------         -----------------
    Standby letters of credit         $ 4.7                     $ 4.9
    Surety bonds                        0.6                       2.0
                                -----------------         -----------------
       Total                          $ 5.3                     $ 6.9
                                =================         =================

    Stand-by Letters of Credit
    CP&L has issued stand-by letters of credit to financial institutions for the benefit of third parties that have extended credit to CP&L and certain subsidiaries. These letters of credit have been issued primarily for the purpose of supporting payments of trade payables, securing performance under contracts and interest payments on outstanding debt obligations. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will in turn request payment from CP&L. Any amounts owed by its subsidiaries are reflected in the Consolidated Balance Sheets.

    Surety Bonds
    At December 31, 2002, CP&L had $0.6 million in surety bonds purchased primarily for purposes such as providing worker compensation coverage and obtaining licenses, permits and rights-of-way. To the extent liabilities are incurred, as a result of the activities covered by the surety bonds, such liabilities are included in the Consolidated Balance Sheets.

    As of December 31, 2002, management does not believe conditions are likely for performance under these agreements.

    C. Insurance

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

    Insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at nuclear generating units is also provided through membership in NEIL. CP&L is insured thereunder, following a twelve-week deductible period, for 52 weeks in the amount of $3.5 million per week at each of the nuclear units. An additional 110 weeks of coverage is provided at 80% of the above weekly amount. For the current policy period, CP&L is subject to retrospective premium assessments of up to approximately $24.1 million with respect to the primary coverage, $25.7 million with respect to the decontamination, decommissioning and excess property coverage, and $17.4 million for the incremental replacement power costs coverage, in the event covered losses at insured facilities exceed premiums, reserves, reinsurance and other NEIL resources. Pursuant to regulations of the Nuclear Regulatory Commission (NRC), CP&L's property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident and, second, to decontaminate, before any proceeds can be used for decommissioning, plant repair or restoration. CP&L is responsible to the extent losses may exceed limits of the coverage described above.

    CP&L is insured against public liability for a nuclear incident up to $9.55 billion per occurrence. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, CP&L, as an owner of nuclear units, can be assessed for a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), CP&L would be subject to pro rata assessments of up to $88.1 million for each reactor owned per occurrence. Payment of such assessments would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. Congress is expected to approve revisions to the Price Anderson Act in the first quarter of 2003, that will include increased limits and assessments per reactor owned. The final outcome of this matter cannot be predicted at this time.

    There have been recent revisions made to the nuclear property and nuclear liability insurance policies regarding the maximum recoveries available for multiple terrorism occurrences. Under the NEIL policies, if there were multiple terrorism losses occurring within one year after the first loss from terrorism, NEIL would make available one industry aggregate limit of
    $3.2 billion, along with any amounts it recovers from reinsurance, government indemnity or other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply. For nuclear liability claims arising out of terrorist acts, the primary level available through commercial insurers is now subject to an industry aggregate limit of $300 million. The second level of coverage obtained through the assessments discussed above would continue to apply to losses exceeding $300 million and would provide coverage in excess of any diminished primary limits due to the terrorist acts aggregate.

    CP&L self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters.

    D. Claims and Uncertainties

    1. CP&L is subject to federal, state and local regulations addressing hazardous and solid waste management, air and water quality and other environmental matters.

    Hazardous and Solid Waste Management

    Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The principal regulatory agency that is responsible for a specific former manufactured gas plant (MGP) site depends largely upon the state in which the site is located. There are several MGP sites to which CP&L has some connection. In this regard, CP&L and other potentially responsible parties, are participating in investigating and, if necessary, remediating former MGP sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA) and the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). In addition, CP&L is periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation.

    There are 12 former MGP sites and 14 other sites associated with CP&L that have required or are anticipated to require investigation and/or remediation costs. CP&L received insurance proceeds to address costs associated with CP&L environmental liabilities related to its involvement with MGP sites. All eligible expenses related to these are charged against a specific fund containing these proceeds. As of December 31, 2002, approximately $8.0 million remains in this centralized fund with a related accrual of $8.0 million recorded for the associated expenses of environmental issues. As CP&L's share of costs for investigating and remediating these sites become known, the fund is assessed to determine if additional accruals will be required. CP&L does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what remains in the environmental insurance recovery fund. This is due to the fact that the sites are at different stages: investigation has not begun at 15 sites, investigation has begun but remediation cannot be estimated at seven sites and four sites have begun remediation. CP&L measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. The process often involves assessing and developing cost-sharing arrangements with other potentially responsible parties. Once the environmental insurance recovery fund is depleted, CP&L will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. Presently, CP&L cannot determine the total costs that may be incurred in connection with the remediation of all sites. According to current information, these future costs at the CP&L sites are not expected to be material to CP&L's financial condition or results of operations. A rollforward of the balance in this fund is not provided due to the immateriality of this activity in the periods presented.

    CP&L has filed claims with its general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.

    CP&L is also currently in the process of assessing potential costs and exposures at other environmentally impaired sites. As the assessments are developed and analyzed, CP&L will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

    Air Quality

    There has been and may be further proposed federal legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide, carbon dioxide and mercury. Some of these proposals establish nation-wide caps and emission rates over an extended period of time. This national multi-pollutant approach to air pollution control could involve significant capital costs which could be material to CP&L's consolidated financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. Control equipment that will be installed on North Carolina fossil generating facilities as part of the North Carolina legislation discussed below may address some of the issues outlined above. However, CP&L cannot predict the outcome of this matter.

    The EPA is  conducting  an  enforcement  initiative  related  to a number of
    coal-fired   utility  power  plants  in  an  effort  to  determine   whether
    modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. CP&L was asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. CP&L cannot predict the outcome of this matter.

    In 1998, the EPA published a final rule addressing the regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 23 jurisdictions, including North Carolina, South Carolina and Georgia, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission levels by May 31, 2004. CP&L is currently installing controls necessary to comply with the rule. Capital expenditures needed to meet these measures in North and South Carolina could reach approximately $370 million, which has not been adjusted for inflation. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to CP&L's results of operations. Further controls are anticipated as electricity demand increases. CP&L cannot predict the outcome of this matter.

    In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals decision. Designation of areas that do not attain the standard is proceeding, and further litigation and rulemaking on this and other aspects of the standard are anticipated. North Carolina adopted the federal eight-hour ozone standard and is proceeding with the implementation process. North Carolina has promulgated final regulations, which will require CP&L to install nitrogen oxide controls under the State's eight-hour standard. The costs of those controls are included in the $370 million cost estimate set forth above. However, further technical analysis and rulemaking may result in a requirement for additional controls at some units. CP&L cannot predict the outcome of this matter.

    The EPA published a final rule approving petitions under Section 126 of the Clean Air Act. This rule as originally promulgated required certain sources to make reductions in nitrogen oxide emissions by May 1, 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina coal-fired electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L, other utilities, trade organizations and other states participated in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of Appeals ruled in favor of the EPA, which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court in its May 15th decision rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In August 2001, the Court granted a request by CP&L and other utilities to delay the implementation of the 126 Rule for electric generating units pending resolution by the EPA of the growth factor issue. The Court's order tolls the three-year compliance period (originally set to end on May 1, 2003) for electric generating units as of May 15, 2001. On April 30, 2002, the EPA published a final rule harmonizing the dates for the
    Section 126 Rule and the NOx SIP Call. In addition, the EPA determined in this rule that the future growth factor estimation methodology was appropriate. The new compliance date for all affected sources is now May 31, 2004, rather than May 1, 2003. The EPA has approved North Carolina's NOx SIP Call rule and has indicated it will rescind the Section 126 rule in a future rule making. CP&L expects a favorable outcome of this matter.

    On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. CP&L expects its capital costs to meet these emission targets will be approximately $813 million by 2013. CP&L currently has approximately 5,100 MW of coal-fired generation in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utility's total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utilities or unless the utilities persistently earn a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utilities' last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the 10-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. Pursuant to the new law, CP&L entered into an agreement with the state of North Carolina to transfer to the state all future emissions allowances it generates from over-complying with the new federal emission limits when these units are completed. The new law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. CP&L cannot predict the future regulatory interpretation, implementation or impact of this new law.

    The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of carbon dioxide and other greenhouse gases. The United States has not adopted the Kyoto Protocol, however, a number of carbon dioxide emissions control proposals have been advanced in Congress and by the Bush administration. The Bush administration favors voluntary programs. Reductions in carbon dioxide emissions to the levels specified by the Kyoto Protocol and some legislative proposals could be materially adverse to CP&L's financials and operations if associated costs cannot be recovered from customers. CP&L favors the voluntary program approach recommended by the administration, and is evaluating options for the reduction, avoidance, and sequestration of greenhouse gases. However, CP&L cannot predict the outcome of this matter.

    In 1997, the EPA's Mercury Study Report and Utility Report to Congress conveyed that mercury is not a risk to the average American and expressed uncertainty about whether reductions in mercury emissions from coal-fired power plants would reduce human exposure. Nevertheless, EPA determined in 2000 that regulation of mercury emissions from coal-fired power plants was appropriate. EPA is currently developing a Maximum Available Control Technology (MACT) standard, which is expected to become final in December 2004, with compliance in 2008. Achieving compliance with the MACT standard could be materially adverse to CP&L's financials and operations. However, CP&L cannot predict the outcome of this matter.

    2. CP&L,  like other  electric  power  companies in North  Carolina,  pays a franchise tax levied by the state pursuant to North Carolina General Statutes ss. 105-116, a state-level annual franchise tax (State Franchise
    Tax). Part of the revenue generated by the State Franchise Tax is required by North Carolina General Statutes ss. 105-116.1(b) to be distributed to North Carolina cities in which CP&L maintains facilities. CP&L has paid and continues to pay the State Franchise Tax to the state when such taxes are due. However, pursuant to an Executive Order issued on February 5, 2002, by the Governor of North Carolina, the Secretary of Revenue withheld distributions of State Franchise Tax revenues to cities for two quarters of fiscal year 2001-2002 in an effort to balance the state's budget.

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

    On September 14, 2002, the Governor of North Carolina signed into law a provision that prevents cities and counties from levying local franchise taxes on electric utilities. This new legislation makes the lawsuit CP&L filed in August against certain cities that were seeking to enforce local franchise tax ordinances moot. As a result of the enactment of this legislation, the parties have agreed to an Order of Dismissal by Consent, which has been signed by the judge and filed with the Clerk of Court in Caswell County.

    3. As required under the Nuclear Waste Policy Act of 1982, CP&L entered into a contract with the DOE under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

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

    After the DOE failed to comply with the decision in Indiana & Michigan Power
    v. DOE, a group of utilities petitioned the Court of Appeals in Northern States Power (NSP) v. DOE, seeking an order requiring the DOE to begin taking spent nuclear fuel by January 31, 1998. The DOE took the position that its delay was unavoidable, and the DOE was excused from performance under the terms and conditions of the contract. The Court of Appeals did not order the DOE to begin taking spent nuclear fuel, stating that the utilities had a potentially adequate remedy by filing a claim for damages under the contract.

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

    Subsequently, a number of utilities each filed an action for damages in the Federal Court of Claims. In a recent decision, the U.S. Circuit Court of Appeals (Federal Circuit) ruled that utilities may sue the DOE for damages in the Federal Court of Claims instead of having to file an administrative claim with DOE. CP&L is in the process of evaluating whether it should file a similar action for damages.

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

    4. CP&L is involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the final disposition of pending litigation would not have a material adverse effect on CP&L's consolidated results of operations or financial position.

INDEPDENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF PROGRESS ENERGY, INC.

We have audited the consolidated balance sheets of Progress Energy, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in common stock equity and cash flows for each of the three years in the period ended December 31, 2002 and have issued our report thereon dated February 12, 2003 (which expresses an unqualified opinion and includes an explanatory paragraph referring to the Company's change in 2002 in its method of accounting for goodwill); such consolidated financial statements and report are included herein. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 8. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 12, 2003

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF CAROLINA POWER & LIGHT COMPANY:

We have audited the consolidated balance sheets and schedules of capitalization of Carolina Power & Light Company and its subsidiaries (CP&L) as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2002 and have issued our report thereon dated February 12, 2003 such consolidated financial statements and report are included herein. Our audits also included the consolidated financial statement schedule of CP&L listed in Item 8. This consolidated financial statement schedule is the responsibility of CP&L's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 12, 2003

                              PROGRESS ENERGY, INC.
                 Schedule II - Valuation and Qualifying Accounts
              For the Years Ended December 31, 2002, 2001 and 2000


                            Balance at        Additions                                               Balance at
                            Beginning         Charged to      Other                                   End of
        Description         of Period         Expenses        Additions          Deductions           Period
---------------------------------------------------------------------------------------------------------------

Year Ended
   December 31, 2002

 Uncollectible accounts     $ 38,661,474    $ 14,862,349     $          -       $ (13,925,249)  (a)  $ 39,598,574
 Fossil dismantlement
   reserve                   140,515,975       1,104,008                -                   -         141,619,983
 Nuclear refueling
   outage reserve                346,000       9,735,000                -            (480,000)  (b)     9,601,000


Year Ended
   December 31, 2001

 Uncollectible accounts     $ 26,292,093    $ 11,986,565     $ 19,443,822  (c)  $ (19,061,006)  (a)  $ 38,661,474
 Fossil dismantlement
   reserve                   134,622,258       5,899,357                -              (5,640)        140,515,975
 Nuclear refueling
   outage reserve             10,835,000      17,281,000                -         (27,770,000)  (b)       346,000


Year Ended
   December 31, 2000

 Uncollectible accounts     $ 13,926,483    $ 13,799,022      $ 8,254,368  (d)  $  (9,687,780)  (a)  $ 26,292,093
 Fossil dismantlement
   reserve                             -         189,497      134,432,761  (d)              -         134,622,258
 Nuclear refueling
   outage reserve                      -         884,000       10,591,000  (d)       (640,000)  (b)    10,835,000

(a)  Represents write-off of uncollectible accounts, net of recoveries.
(b)  Represents payments of actual expenditures related to the outages.
(c) Represents the reclassification of Rail Services' uncollectible accounts from Net Assets Held for Sale.
(d)  Represents acquisition of FPC on November 30, 2000.

                         CAROLINA POWER & LIGHT COMPANY
                     Schedule II - Valuation and Qualifying
          Accounts For the Years Ended December 31, 2002, 2001 and 2000

                              Balance at     Additions                                                Balance at
                              Beginning      Charged to       Other                                   End of
         Description          of Period      Expense          Additions            Deductions         Period
-----------------------------------------------------------------------------------------------------------------

Year Ended
   December 31, 2002

  Uncollectible accounts    $ 12,246,049    $  8,203,215     $       -          $  (9,156,225) (a)   $ 11,293,039


Year Ended
   December 31, 2001

  Uncollectible accounts    $ 16,976,093    $  3,921,255     $       -          $  (8,651,299) (a)   $ 12,246,049


Year Ended
   December 31, 2000

  Uncollectible accounts    $ 16,809,765    $ 12,450,000     $       -          $ (12,283,672) (b)   $ 16,976,093


(a)  Represents write-off of uncollectible accounts, net of recoveries.
(b) Represents transfer of uncollectible account balances for SRS, NCNG, Monroe Power and PVI to Progress Energy on July 1, 2000 of $2,846,873 as well as write-off of uncollectible accounts, net of recoveries of $9,436,799.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As a result of the acquisition of Florida Progress and Florida Power by Progress Energy, management decided to retain Deloitte & Touche LLP (D&T) as its independent public accountants. D&T has served as the independent public accountants for Progress Energy for over fifty years. On March 21, 2001, the Audit Committee of the Board of Directors approved this recommendation and formally elected to (i) engage D&T as the independent accountants for FPC and Florida Power and (ii) dismiss KPMG LLP (KPMG) as such independent accountants.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     a) Information on Progress Energy, Inc.'s directors is set forth in the Progress Energy 2002 definitive proxy statement dated March 31, 2003, and incorporated by reference herein. Information CP&L's directors is set forth in the CP&L 2002 definitive proxy statement dated March 31, 2003, and incorporated by reference herein.

     b) Information on both Progress Energy's and CP&L's executive officers is set forth in PART I and incorporated by reference herein.

     c) The Company has adopted a Code of Ethics that applies to all of its employees, including its Chief Executive Officer, Chief Financial Officer and Controller (or persons performing similar functions). The Company's Code of Ethics is posted on its Internet website and can be accessed at www.progress-energy.com. With respect to any amendment to, or a waiver from, any provision of its Code of Ethics that applies to the officers noted above and that relates to any standards that are reasonably designed to deter wrongdoing and to promote:

          - honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

          - full, fair, accurate, timely and understandable disclosure in reports and documents that a registrant files with, or submits to, the SEC and in other public communications made by the Company;

          -    compliance  with   applicable   governmental   laws,   rules  and
               regulations;

          - the prompt internal reporting of violations of the code to an appropriate person or persons identified in the Code of Ethics; and

          -    accountability for adherence to the Code of Ethics,

          the Company intends to post information about such amendment or waiver on its Internet website.

ITEM 11.   EXECUTIVE COMPENSATION

     Information on Progress Energy, Inc.'s executive compensation is set forth in the Progress Energy 2002 definitive proxy statement dated March 31, 2003, and incorporated by reference herein. Information on Carolina Power & Light Company's executive compensation is set forth in the CP&L 2002 definitive proxy statement dated March 31, 2003, and incorporated by reference herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          a) Information regarding any person Progress Energy, Inc. knows to be the beneficial owner of more than five (5%) percent of any class of its voting securities is set forth in its 2002 definitive proxy statement, dated March 31, 2003, and incorporated herein by reference.

               Information regarding any person Carolina Power & Light Company knows to be the beneficial owner of more than five (5%) percent of any class of its voting securities is set forth in its 2002 definitive proxy statement, dated March 31, 2003, and incorporated herein by reference.

          b) Information on security ownership of the Progress Energy's and Carolina Power & Light Company's management is set forth in the Progress Energy and CP&L 2002 definitive proxy statements dated March 31, 2003, and incorporated by reference herein.

          c) Information on the equity compensation plans of Progress Energy is set forth under the heading "Equity Compensation Plan
               Information" in the Progress Energy 2002 definitive proxy statement dated March 31, 2002 and incorporated by reference herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information on certain relationships and related transactions is set forth in the Progress Energy and CP&L 2002 definitive proxy statements dated March 31, 2003, and incorporated by reference herein.

ITEM 14.   CONTROLS AND PROCEDURES

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

                                     PART IV


ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          a)   The following documents are filed as part of the report:

               1. Consolidated Financial Statements Filed:
                    See  ITEM  8  -   Consolidated   Financial   Statements  and
                    Supplementary Data

               2. Consolidated Financial Statement Schedules Filed:
                    See  ITEM  8  -   Consolidated   Financial   Statements  and
                    Supplementary Data

               3. Exhibits Filed:
                    See EXHIBIT INDEX

          b) Reports on Form 8-K or Form 8-K/A filed during or with respect to the last quarter of 2002 and the portion of the first quarter of 2003 prior to the filing of this Form 10-K:

               Progress Energy, Inc.

                          Financial
                 Item     Statements
               Reported    Included      Date of Event          Date Filed
               --------    --------      -------------          ----------
                  5           No        October 16, 2002     November 6, 2002
                  5           No        November 7, 2002     November 7, 2002
                  5           No        November 6, 2002     November 13, 2002
                  9           No        December 2, 2002     December 2, 2002
                  5           No        February 7, 2003     February 12, 2003
                  7          Yes        February 18, 2003    February 18, 2003

               Carolina Power & Light Company

                          Financial
                 Item     Statements
               Reported    Included       Date of Event         Date Filed
               --------    --------       -------------         ----------
                  5           No        January 1, 2003      January 3, 2003
                  7          Yes        February 18, 2003    February 18, 2003

PROGRESS ENERGY, INC. RISK FACTORS

In this section, unless the context indicates otherwise, references to "our," "we," "us" or similar terms refer to Progress Energy, Inc. and its consolidated subsidiaries. Investing in our securities involves risks, including the risks described below, that could affect the energy industry, as well as us and our business. Although we have tried to discuss key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Before purchasing our securities, you should carefully consider the following risks and the other information in this Annual Report, as well as the documents we file with the SEC from time to time. Each of the risks described below could result in a decrease in the value of our securities and your investment therein.

Risks Related to the Energy Industry
------------------------------------

We are subject to fluid and complex government regulations that may have a negative impact on our business and our results of operations.

We are subject to comprehensive regulation by several federal, state and local regulatory agencies, which significantly influence our operating environment and may affect our ability to recover costs from utility customers. We are required to have numerous permits, approvals and certificates from the agencies that regulate our business. We believe the necessary permits, approvals and certificates have been obtained for our existing operations and that our business is conducted in accordance with applicable laws; however, we are unable to predict the impact on our operating results from the future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations could have an adverse impact on our results of operations.

The Federal Energy Regulatory Commission ("FERC"), the U.S. Nuclear Regulatory Commission ("NRC"), the U.S. Environmental Protection Agency ("EPA"), the North Carolina Utilities Commission ("NCUC"), the Florida Public Service Commission ("FPSC"), and the Public Service Commission of South Carolina ("SCPSC") regulate many aspects of our utility operations, including siting and construction of facilities, customer service and the rates that we can charge customers. Our system is also subject to the jurisdiction of the SEC under the Public Utility Holding Company Act of 1935 ("PUHCA"). The rules and regulations promulgated under PUHCA impose a number of restrictions on the operations of registered utility holding companies and their subsidiaries. These restrictions include a requirement that, subject to a number of exceptions, the SEC approve in advance securities issuances, acquisitions and dispositions of utility assets or of securities of utility companies, and acquisitions of other businesses. PUHCA also generally limits the operations of a registered holding company like ours to a single integrated public utility system, plus additional energy-related businesses. Furthermore, PUHCA rules require that transactions between affiliated companies in a registered holding company system be performed at cost, with limited exceptions.

We are unable to predict the impact on our business and operating results from future regulatory activities of these federal, state and local agencies. Changes in regulations or the imposition of additional regulations could have a negative impact on our business and results of operations.

We are subject to numerous environmental laws and regulations that may increase our cost of operations, impact or limit our business plans, or expose us to environmental liabilities.

We are subject to numerous environmental regulations affecting many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs, particularly with regard to enforcement efforts focused on power plant emissions obligations. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations. We cannot predict the outcome (financial or operational) of any related litigation that may arise.

In addition, we may be a responsible party for environmental clean up at sites identified by a regulatory body. We cannot predict with certainty the amount or timing of all future expenditures related to environmental matters because of the difficulty of estimating clean up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

We cannot assure you that existing environmental regulations will not be revised or that new regulations seeking to protect the environment will not be adopted or become applicable to us. Revised or additional regulations, which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our results of operations.

Recent events in the energy markets that are beyond our control have increased the level of public and regulatory scrutiny in our industry and in the capital markets and have resulted in increased regulation and new accounting standards. The reaction to these events may have negative impacts on our business, financial condition and access to capital.

As a result of the energy crisis in California during the summer of 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by the Enron Corporation, recently discovered accounting irregularities of certain public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and nonregulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Recently discovered accounting irregularities have caused regulators and legislators to review current accounting practices, financial disclosures and companies' relationships with their independent auditors. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and provide no true economic benefit, may have a negative effect on the industry. We believe that we are complying with all applicable laws, and we have taken steps to avoid these events, but it is difficult or impossible to predict or control what effect these types of disruptions in the energy markets may have on our business, financial condition or our access to the capital markets.

Additionally, it is unclear what laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or in our operations specifically. Any such new accounting standards could impact the way we are required to record revenues, expenses, assets and liabilities. These changes in accounting standards could lead to negative impacts on reported earnings or increases in liabilities that could, in turn, affect our reported results of operations.

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect the financial condition, results of operations or cash flows of us and our utilities' businesses.

Increased competition resulting from deregulation or restructuring efforts could have a significant adverse financial impact on us and our utility subsidiaries and consequently on our results of operations and cash flows. Increased competition could also result in increased pressure to lower costs, including the cost of electricity. Retail competition and the unbundling of regulated energy and gas service could have a significant adverse financial impact on us and our subsidiaries due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital. Because we have not previously operated in a competitive retail environment, we cannot predict the extent and timing of entry by additional competitors into the electric markets. Movement toward deregulation in North Carolina, South Carolina and Florida has slowed as a result of recent developments, including developments related to electric deregulation in California and other states. We cannot predict when we will be subject to changes in legislation or regulation, nor can we predict the impact of these changes on our financial condition, results of operations or cash flows.

One of the major issues to be resolved from deregulation is who would pay for stranded costs. Stranded costs are those costs and investments made by utilities in order to meet their statutory obligation to provide electric service but which could not be recovered through the market price of electricity following industry restructuring. The amount of such stranded costs that we might experience would depend on the timing of, and the extent to which, direct competition is introduced, and the then-existing market price of energy. If both our electric utilities and our gas utility are no longer subject to cost-based regulation and it is not possible to recover stranded costs, our financial condition and results of operations could be adversely affected.

Additionally, the electric utility industry has experienced a substantial increase in competition at the wholesale level, caused by changes in federal law and regulatory policy. As a result of the Public Utilities Regulatory Policies Act of 1978 and the Energy Policy Act of 1992, competition in the wholesale electricity market has greatly increased due to a greater participation by traditional electricity suppliers, non-utility generators, independent power producers, wholesale power marketers and brokers, as well as the trading of energy futures contracts on various commodities exchanges. This increased competition could affect our load forecasts, plans for power supply and wholesale energy sales and related revenues. The impact could vary depending on the extent to which additional generation is built to compete in the wholesale market, new opportunities are created for us to expand our wholesale load, or current wholesale customers elect to purchase from other suppliers after existing contracts expire. In 1996, the FERC issued new rules on transmission service to facilitate competition in the wholesale market on a nationwide basis. The rules give greater flexibility and more choices to wholesale power customers. As a result of the changing regulatory environment and the relatively low barriers to entry, we expect competition to steadily increase. As competition continues to increase, our financial condition and results of operations could be adversely affected.

The uncertain outcome regarding the timing, creation and structure of regional transmission organizations, or RTOs, may materially impact our results of operations, cash flows or financial condition.

On December 20, 1999, the FERC issued Order No. 2000 on RTOs. This order required public utilities that own, operate or control interstate electricity transmission facilities to file either a proposal to participate in an RTO or an alternative filing describing efforts and plans to participate in an RTO. To date, our electric utilities have responded to the order as follows:

     o CP&L and other investor-owned utilities filed applications with the FERC, the NCUC and the SCPSC for approval of an RTO, currently named GridSouth.

     o Florida Power and other investor-owned utilities filed applications with the FERC and the FPSC for approval of an RTO, currently named GridFlorida.

On November 7, 2001, the FERC issued an order providing guidance on continued processing of RTO filings. In this order, FERC recognized that it would not be possible for all RTOs to be operational by December 15, 2001 as set forth in Order No. 2000; therefore, the FERC stated that its future orders would address the establishment of a timeline for the RTO progress in each region of the country.

On July 31, 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design ("SMD NOPR"). The proposed rules set forth in the SMD NOPR would require, among other things, that 1) all transmission owning utilities transfer control of their transmission facilities to an independent third party; 2) transmission service to bundled retail customers be provided under the FERC-regulated transmission tariff, rather than state-mandated terms and conditions; 3) new terms and conditions for transmission service be adopted nationwide, including new provisions for pricing transmission in the event of transmission congestion; 4) new energy markets be established for the buying and selling of electric energy; and 5) load-serving entities be required to meet minimum criteria for generating reserves. If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. We filed comments on November 15, 2002 and supplemental comments on January 10, 2003. On January 15, 2003, the FERC announced the issuance of a White Paper on SMD NOPR to be released in April 2003. We plan to file comments to the White Paper. The FERC also has indicated that it expects to issue final rules during the third quarter of 2003.

Florida Power is continuing to make progress towards the development of the GridFlorida RTO. CP&L and the other GridSouth participants withdrew their RTO application before the NCUC and the SCPSC pending the review of the FERC's SMD NOPR. A determination about refiling will be made at a later date. The actual structure of GridSouth, GridFlorida or any alternative combined transmission structure, as well as the date it may become operational, depends upon the resolution of all regulatory approvals and technical issues. Given the regulatory uncertainty of the ultimate timing, structure and operations of
GridSouth, GridFlorida or an alternate combined transmission structure, we cannot predict whether their creation will have any material adverse effect on our future consolidated results of operations, cash flows or financial condition.

Furthermore, the SMD NOPR presents several uncertainties, including what percentage of our investments in GridSouth and GridFlorida will be recovered, how the elimination of transmission charges, as proposed in the SMD NOPR, will impact us, and what amount of capital expenditures will be necessary to create a new wholesale market.

Since weather conditions directly influence the demand for electricity and natural gas, as well as the price of energy commodities, our results of operations, financial condition, cash flows and ability to pay dividends on our common stock can be negatively affected by changes in weather conditions and severe weather.

Our results of operations, financial condition, cash flows and ability to pay dividends on our common stock may be affected by changing weather conditions. Weather conditions in our service territories, primarily North Carolina, South Carolina, and Florida, directly influence the demand for electricity and natural gas and affect the price of energy commodities. Furthermore, severe weather in these states, such as hurricanes, tornadoes, severe thunderstorms and snow and ice storms, can be destructive, causing outages, downed power lines and property damage, requiring us to incur additional and unexpected expenses and causing us to lose generating revenues.

In 2002, drought conditions and related water restrictions affected numerous electric utilities in the southeast United States. Drought conditions and any mandated water restrictions that could be implemented in response thereto, could impact a small percentage of our generating facilities, including our hydroelectric generating facilities. This may result in additional expenses, such as higher fuel costs and/or purchased power expenses. We continue to monitor weather patterns and will develop contingency plans, as necessary, to mitigate the impact of drought conditions. We do not have any reliability concerns with our generating facilities currently and do not expect these developments to have a material impact on our results of operations.

Our revenues, operating results and financial condition may fluctuate with the economy and its corresponding impact on our commercial and industrial customers, and may also fluctuate on a seasonal or quarterly basis.

Our business is impacted by fluctuations in the macroeconomy. For the year ended December 31, 2002, commercial and industrial customers represented approximately 36.6% of our electric revenues. As a result, changes in the macroeconomy can have negative impacts on our revenues. As our commercial and industrial
customers  experience  economic  hardships,   our  revenues  can  be  negatively
impacted.

Electric power demand is generally a seasonal business. In many parts of the country, demand for power peaks during the hot summer months, with market prices also peaking at that time. In other areas, power demand peaks during the winter. As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis. The pattern of this fluctuation may change depending on the nature and location of facilities we acquire and the terms of power sale contracts into which we enter. In addition, we have historically sold less power, and consequently earned less income, when weather conditions are milder. While we believe that our North Carolina, South Carolina, and Florida markets complement each other during normal seasonal fluctuations, unusually mild weather could diminish our results of operations and harm our financial condition.

Risks Related to Us and Our Business
------------------------------------

As a holding company, we are dependent on upstream cash flows from our subsidiaries. As a result, our ability to meet our ongoing and future financial obligations and to pay dividends on our common stock is primarily dependent on the earnings and cash flows of our operating subsidiaries and their ability to pay upstream dividends or to repay funds to us.

We are a holding company. As such, we have no operations of our own. Our ability to meet our financial obligations and to pay dividends on our common stock at the current rate is primarily dependent on the earnings and cash flows of our operating subsidiaries and their ability to pay upstream dividends or to repay funds to us. Prior to funding us, our subsidiaries have financial obligations that must be satisfied, including among others, debt service, preferred stock dividends and obligations to trade creditors.

The rates that our utility subsidiaries may charge retail customers for electric power are subject to the authority of state regulators. Accordingly, our profit margins could be adversely affected if we or our utility subsidiaries do not control operating costs.

The NCUC, the SCPSC and the FPSC each exercises regulatory authority for review and approval of the retail electric power rates charged within its respective state. State regulators may not allow our utility subsidiaries to increase retail rates in the manner or to the extent requested by those subsidiaries. State regulators may also seek to reduce retail rates. For example, in March 2002, Florida Power entered into a Stipulation and Settlement Agreement that required Florida Power, among other things, to reduce its retail rates and to operate under a revenue sharing plan through 2005 which provides for possible rate refunds to its retail customers. The Agreement will also require increased capital expenditures for Florida Power's Commitment to Excellence program. However, if Florida Power's base rate earnings fall below a 10% return on equity, Florida Power may petition the FPSC to amend its base rates. Additionally, a North Carolina law passed in 2002 froze CP&L's base retail rates for five years unless there are significant cost changes due to governmental action, significant expenditures due to force majeure or other extraordinary events beyond the control of CP&L. The same legislation required a significant increase in capital expenditures over the next several years for clean air improvements. The cash costs incurred by our utility subsidiaries are generally not subject to being fixed or reduced by state regulators. Our utility subsidiaries will also require dedicated capital expenditures. Thus, our ability to maintain our profit margins depends upon stable demand for electricity and our efforts to manage our costs.

There are inherent potential risks in the operation of nuclear facilities, including environmental, health, regulatory, terrorism, and financial risks that could result in fines or the shutdown of our nuclear units, which may present potential exposures in excess of our insurance coverage.

We own and operate five nuclear units through our subsidiaries, CP&L (four units) and Florida Power (one unit), that represent approximately 4,100 megawatts, or 19%, of our generation capacity. Our nuclear facilities are subject to environmental, health and financial risks such as the ability to dispose of spent nuclear fuel, the ability to maintain adequate capital reserves for decommissioning, potential liabilities arising out of the operation of these facilities, and the costs of securing the facilities against possible terrorist attacks. We maintain decommissioning trusts and external insurance coverage to minimize the financial exposure to these risks; however, it is possible that damages could exceed the amount of our insurance coverage.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or to shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could require us to make substantial capital expenditures at our nuclear plants. In addition, although we have no reason to anticipate a serious nuclear incident at our plants, if an incident did occur, it could materially and adversely affect our results of operations or financial condition. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.

Our facilities require licenses that need to be renewed or extended in order to continue operating. We do not anticipate any problems renewing these licenses. However, as a result of potential terrorist threats and increased public scrutiny of utilities, the licensing process could result in increased licensing or compliance costs that are difficult or impossible to predict.

Our financial performance depends on the successful operation of electric generating facilities by our subsidiaries.

Operating electric generating facilities involves many risks, including:

     o    operator error and breakdown or failure of equipment or processes;

     o operating limitations that may be imposed by environmental or other regulatory requirements;

     o    labor disputes;

     o    fuel supply interruptions; and

     o catastrophic events such as fires, earthquakes, explosions, floods, terrorist attacks or other similar occurrences.

A decrease or elimination of revenues generated by our subsidiaries' electric generating facilities or an increase in the cost of operating the facilities could have an adverse effect on our business and results of operations.

Our business is dependent on our ability to successfully access capital markets. Our inability to access capital may limit our ability to execute our business plan, or pursue improvements and make acquisitions that we may otherwise rely on for future growth.

We rely on access to both short-term money markets and long-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flow from our operations. If we are not able to access capital at competitive rates, our ability to implement our strategy will be adversely affected. We believe that we will maintain sufficient access to these financial markets based upon current credit ratings. However, certain market disruptions or a downgrade of our credit rating may increase our cost of borrowing or adversely affect our ability to access one or more financial markets. Such disruptions could include:

     o    an economic downturn;

     o    the bankruptcy of an unrelated energy company;

     o    capital market conditions generally;

     o    market prices for electricity and gas;

     o terrorist attacks or threatened attacks on our facilities or unrelated energy companies; or

     o    the overall health of the utility industry.

Restrictions on our ability to access financial markets may affect our ability to execute our business plan as scheduled. An inability to access capital may limit our ability to pursue improvements or acquisitions that we may otherwise rely on for future growth.

Increases in our leverage could adversely affect our competitive position, business planning and flexibility, financial condition, ability to service our debt obligations and to pay dividends on our common stock, and ability to access capital on favorable terms.

Our cash requirements arise primarily from the capital-intensive nature of our electric utilities, as well as the expansion of our diversified businesses, primarily those of Progress Ventures. In addition to operating cash flows, we rely heavily on our commercial paper and long-term debt. As of December 31, 2002, commercial paper and bank borrowings and long-term debt balances for Progress Energy and its subsidiaries were as follows (in millions):

                                             Outstanding Commercial        Total Long-Term
     Company                                 Paper and Bank Borrowings         Debt, Net
     -----------------                       -------------------------   --------------------
     Progress Energy, unconsolidated (a)         $    0.0                 $   4,802.4
     CP&L                                           437.8                     3,048.5
     Florida Power                                  257.1                     1,244.4 (b)
     Other Subsidiaries                               0.0                       652.0 (c)
                                             -------------------------   --------------------
     Progress Energy, consolidated               $  694.9 (d)             $   9,747.3 (b)(e)

(a)  Represents solely the outstanding indebtedness of the holding company.
(b) On February 21, 2003, Florida Power issued $650.0 million aggregate principal amount of its first mortgage bonds, the proceeds from which were or will be used to reduce, redeem, or retire our outstanding long-term and short-term, secured and unsecured, indebtedness.
(c) Includes the following subsidiaries: Progress Genco Ventures, LLC ($225.0 million), Florida Progress Funding Corporation ($261.0 million) and Progress Capital Holdings, Inc. ($166.0 million).
(d) We no longer reclassify any of our commercial paper as long-term debt. Prior to quarter ended September 30, 2002, portions of our outstanding commercial paper backed by our multi-year credit facilities were reclassified as long-term debt.
(e) Net of current portion, which at December 31, 2002, was $275.4 million on a consolidated basis.

Progress Energy and its subsidiaries have an aggregate of six committed credit lines that support our commercial paper programs totaling $1.74 billion. While our financial policy precludes us from issuing commercial paper in excess of our credit lines, as of December 31, 2002, we had an aggregate of approximately $1.0 billion available for future borrowing under our credit lines. Progress Energy has an uncommitted credit line for up to $300 million and Florida Power has an uncommitted credit line for up to $100 million. As of December 31, 2002, Progress Energy had no outstanding borrowing under its uncommitted line of credit. In addition, as of December 31, 2002, Progress Energy, CP&L and Florida Power each had shelf registration statements on file with the SEC that permit the issuance of various debt and equity securities up to an additional $1.1 billion, $500 million, and $700 million ($50 million after giving effect to Florida Power's first mortgage bond issuance in February 2003), respectively. These amounts may be increased from time to time, and each of CP&L and Florida Power expects to increase its shelf capacity in the second or third quarter of 2003.

Our credit lines impose various limitations that could impact our liquidity. Our credit facilities include defined maximum total debt to total capital ratios. As of December 31, 2002, the maximum and actual ratios were as follows:

     Company                          Maximum Ratio      Actual Ratio
     ---------                        -----------------  ---------------
     Progress Energy                  70%                62.4%
     CP&L                             65%                52.7%
     Florida Power                    65%                48.6%

We expect that in connection with the proposed renewal of Progress Energy's 364-day credit facility, the facility will be reduced in size from $550 million to approximately $480 million and the permitted debt to capital ratio under that facility will be 68% after June 30, 2003. In addition, we anticipate that the facility will contain a requirement that Progress Energy maintain a ratio of EBITDA to interest expense of at least 2.5x to 1. For the year ended December 31, 2002, Progress Energy's ratio of EBITDA to interest expense was 3.43x to 1.

In the event our capital structure changes such that we approach the permitted ratios, our access to capital and additional liquidity could decrease. A limitation in our liquidity could have a material adverse impact on our business strategy and our ongoing financing needs. Furthermore, the credit lines of Progress Energy, CP&L and Florida Power each include provisions that preclude each company from borrowing under their respective credit lines in the event of a material adverse change in the respective company's financial condition.

Our indebtedness also includes several cross-default provisions which could significantly impact our financial condition. Progress Energy's, CP&L's and Florida Power's credit lines include cross-default provisions for defaults of indebtedness in excess of $10 million. Progress Energy's cross default provisions only apply to defaults of indebtedness by Progress Energy and its significant subsidiaries (i.e., CP&L, Florida Progress, Florida Power and Progress Capital Holdings, Inc.). CP&L's and Florida Power's cross-default provisions only apply to defaults of indebtedness by CP&L and Florida Power and their subsidiaries, respectively, not other affiliates of CP&L and Florida Power.

Additionally, certain of Progress Energy's long-term debt indentures contain cross-default provisions for defaults of indebtedness in excess of $25 million; these provisions only apply to other obligations of Progress Energy, not its subsidiaries. In the event that either of these cross-default provisions were triggered, the lenders could accelerate payment of any outstanding debt. Any such acceleration would cause a material adverse change in the respective company's financial condition. Certain agreements underlying our indebtedness also limit our ability to incur additional liens or engage in certain types of sale and leaseback transactions.

Changes in economic conditions could result in higher interest rates, which would increase our interest expense on our floating rate debt and reduce funds available to us for our current plans. Additionally, an increase in our leverage could adversely affect us by:

     o    increasing the cost of future debt financing;

     o impacting our ability to pay dividends on our common stock at the current rate;

     o making it more difficult for us to satisfy our existing financial obligations;

     o limiting our ability to obtain additional financing, if we need it, for working capital, acquisitions, debt service requirements or other purposes;

     o    increasing  our   vulnerability   to  adverse  economic  and  industry
          conditions;

     o requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce funds available to us for operations, future business opportunities or other purposes;

     o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete;

     o placing us at a competitive disadvantage compared to our competitors who have less debt; and

     o    causing a downgrade in our credit ratings.

Any reduction in our credit ratings could increase our borrowing costs, limit our access to additional capital and require posting of collateral, all of which could materially and adversely affect our business, results of operations and financial condition.

Progress Energy's senior unsecured debt has been assigned a rating by Standard & Poor's Ratings Group (S&P), a division of The McGraw-Hill Companies, Inc., of "BBB" (negative outlook) and by Moody's Investors Service, Inc. (Moody's) of "Baa2" (stable outlook). On February 7, 2003, Moody's announced that it was lowering Progress Energy's senior unsecured debt rating from "Baa1" to "Baa2," and changing the outlook of the rating from negative to stable. Moody's cited the slower than planned pace of the Company's efforts to pay down debt from its acquisition of Florida Progress as the primary reason for the ratings change. Moody's also changed the outlook of Florida Power's senior secured debt from stable to negative. CP&L's senior unsecured debt has been assigned a rating by S&P of "BBB+" (negative outlook) and by Moody's of "Baa1" (stable outlook).
Florida Power's senior unsecured debt has been assigned a rating by S&P of "BBB+" (negative outlook) and by Moody's of "A-2" (stable outlook). While our nonregulated operations, including those conducted through our Progress Ventures business unit, have a higher level of risk than our regulated utility operations, we will seek to maintain a solid investment grade rating through prudent capital management and financing structures. We cannot, however, assure you that any of Progress Energy's current ratings, or those of CP&L and Florida Power, will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Any downgrade could increase our borrowing costs and adversely affect our access to capital, which could negatively impact our financial results. Further, we may be required to pay a higher interest rate in future financings, and our potential pool of investors and funding sources could decrease. Although we would have access to liquidity under our committed and uncommitted credit lines, if our short-term rating were to fall below A-2 or P-2, the current ratings assigned by S&P and Moody's, respectively, it could significantly limit our access to the commercial paper market. We note that the ratings from credit agencies are not recommendations to buy, sell or hold our securities or those of CP&L or Florida Power and that each rating should be evaluated independently of any other rating.

Our energy trading and marketing business relies on Progress Energy's investment grade ratings to stand behind transactions in that business. As of December 31, 2002, Progress Energy has issued guarantees with a notional amount of approximately $172 million to support Progress Ventures' energy trading and marketing businesses. Based upon the amount of trading positions outstanding at December 31, 2002, if Progress Energy's ratings were to decline below investment grade, we would have to deposit cash or provide letters of credit or other cash collateral for approximately $13.7 million for the benefit of our counterparties. Additionally, the power supply agreement with Jackson Electric Membership Corporation that PVI expects to acquire from Williams Energy Marketing and Trading Company includes a performance guarantee that Progress Energy will assume. In the event that Progress Energy's credit ratings fall below investment grade, Progress Energy will be required to provide additional security for its guarantee in form and amount acceptable to Jackson, but not to exceed the coverage amount. The coverage amount at the inception of PVI's power sale to Jackson is $285 million and will decline over the life of the transaction. These collateral requirements could adversely affect our profitability on energy trading and marketing transactions and limit our overall liquidity.

The use of derivative contracts in the normal course of our business could result in financial losses that negatively impact our results of operations.

We use derivatives, including futures, forwards and swaps, to manage our commodity and financial market risks. In the future, we could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts.

We could incur a significant tax liability, and our results of operations and cash flows may be materially and adversely affected if the Internal Revenue Service denies or otherwise makes unusable the Section 29 tax credits related to our coal and synthetic fuels businesses.

Through Progress Ventures, we produce synthetic fuel from coal. The production and sale of the synthetic fuel qualifies for tax credits under Section 29 of the Internal Revenue Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. Total
Section 29 credits generated through December 31, 2002 are approximately $897.2 million. All of our synthetic fuel facilities have received favorable private letter rulings from the Internal Revenue Service (IRS) with respect to their operations. These tax credits are subject to review by the IRS, and if we failed to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, which would significantly impact on earnings and cash flows. Tax credits for the year ended December 31, 2002, were $291 million and were offset by operating losses, net of tax, of $101 million, for the same period. One synthetic fuel entity, Colona Synfuel Limited Partnership, L.L.L.P., from which we (and Florida Progress prior to our acquisition) have been allocated approximately $251 million in tax credits to date, is being audited by the IRS. In September 2002, all of our majority-owned synthetic fuel entities were accepted into the IRS' Pre-Filing Agreement (PFA) program. The PFA program allows taxpayers to accelerate the IRS examination process in order to seek resolution of specific issues. Either we or the IRS can withdraw from the program at any time, and issues not resolved through the program may proceed to the next level of the IRS examination process. While the ultimate outcome is uncertain, we believe that participation in the PFA program will likely shorten the tax examination process. We believe that we are complying with all the requirements, including the private letter rulings, necessary to be allowed such credits under Section
29. We believe it is likely, although we cannot be certain, that we will prevail if challenged by the IRS on any credits taken. The current Section 29 tax credit program will expire in 2007.

Changes in the telecommunications industry may affect the future returns we expected from our Progress Telecom and Caronet, Inc. venture. Furthermore, in addition to an impairment charge we recorded in the third quarter of 2002, if the current depressed market conditions in the telecommunications industry continue, we may need to evaluate further the recoverability of our telecommunications assets.

Our current strategy in the telecommunications business is based upon our ability to deliver broadband telecommunication services to our customers in markets from Miami, Florida to New York City. The market for these services, like the telecommunications industry in general, is rapidly changing, and a number of participants in this segment have had substantial financial problems. Due to the recent decline of the telecommunications industry and continued operating losses, we initiated a valuation study to assess the recoverability of Progress Telecom's and Caronet's long-lived assets. Based on this assessment, we recorded an after-tax write down and other one-time charges of approximately $208.6 million related to these assets in 2002. In the future, we cannot assure that growth in demand for these services will occur as expected. If the market for these services fails to recover as quickly as desired or becomes saturated with competitors, our telecommunications business and telecommunications asset valuations may be further adversely affected.

There is a risk that we will not successfully integrate newly acquired businesses into our operations as quickly or as profitably as expected, thus resulting in unexpected and increased costs and losses on our investments.

Our ability to successfully make strategic acquisitions and investments will depend on:

     o the extent to which acquisitions and investment opportunities become available;

     o    our success in bidding for the opportunities that do become available;

     o    regulatory approval of the acquisitions on favorable terms; and

     o    our access to capital and the terms upon which we obtain capital.

If we are unable to make strategic investments and acquisitions, we may be unable to realize the growth that we anticipate. Our ability to successfully integrate acquired businesses into our operations will depend on the adequacy of our implementation plans and our ability to achieve desired operating efficiencies. If we are unable to successfully integrate new businesses into our operations, we could experience increased costs and losses on our investments.

There are risks involved with the construction and operation of our wholesale plants, including construction delays, dependence on third parties and related counter-party risks, and a lack of operating history, all of which may make our wholesale generation and overall operations less profitable and more unstable.

As of December 31, 2002, we had approximately 1,500 megawatts of wholesale generation in commercial operation. We intend to expand our wholesale generation to approximately 3,100 megawatts by the end of 2003.

The construction and operation of wholesale generation facilities is subject to many risks, including those listed below. During the execution and completion of our wholesale generation strategy, these risks will intensify. These risks include:

     o Construction delays may impact our ability to generate sufficient cash flow and may have an adverse o effect on our operations. If we encounter significant construction delays, any liquidated damages, contingency funds, or insurance proceeds may not be sufficient to service our related project debt.

     o We may enter into or otherwise acquire long-term contracts that take effect at a future date based upon our current expectations of our future wholesale generation capacity. If our expected future capacity does not come to fruition as expected, we may not be able to meet our obligations under any such long-term contracts and may have to purchase power in the spot market at then prevailing prices. Accordingly, we may lose current and future customers, impair our ability to implement our wholesale strategy, and suffer reputational harm. Additionally, if we are unable to secure favorable pricing in the spot market, our results of operations may be diminished. Progress Energy may also become liable under any related performance guarantees then in existence.

     o Our wholesale facilities depend on third parties through construction agreements, power purchase agreements, fuel supply and transportation agreements, and transmission grid connection agreements. If such third parties breach their obligations to us, our revenues, financial condition, cash flow and ability to make payments of interest and principal on our outstanding debts may be impaired. Any material breach by any of these parties of their obligations under the project contracts could adversely affect our cash flows and could impair our ability to make payments of principal of and interest on our indebtedness.

     o We depend on transmission and distribution facilities owned and operated by utilities and other energy companies to deliver the electricity and natural gas that we sell to the wholesale market. If transmission is disrupted, or if capacity is inadequate, our ability to sell and deliver products and satisfy our contractual obligations may be hindered. Although FERC has issued regulations designed to encourage competition in wholesale market transactions for electricity, there is the potential that fair and equal access to transmission systems will not be available or that sufficient transmission capacity will not be available to transmit electric power as we desire. We cannot predict the timing of industry changes as a result of these initiatives or the adequacy of transmission facilities in specific markets.

     o Agreements with our counter-parties frequently will include the right to terminate and/or withhold payments or performance under the contracts if specific events occur. If a project contract were to be terminated due to nonperformance by us or by the other party to the contract, our ability to enter into a substitute agreement having substantially equivalent terms and conditions is uncertain.

     o Because many of our facilities are new construction and have no operating history, various unexpected events may increase our expenses or reduce our revenues and impair our ability to service the related project debt. As with any new business venture of this size and nature, operation of our facility could be affected by many factors, including start-up problems, the breakdown or failure of equipment or processes, the performance of our facility below expected levels of output or efficiency, failure to operate at design specifications, labor disputes, changes in law, failure to obtain necessary permits or to meet permit conditions, government exercise of eminent domain power or similar events and catastrophic events including fires, explosions, earthquakes and droughts.

     o Our facilities seek to enter into long-term power purchase agreements to sell all or a portion of their generating capacity. Currently, the percentage of our anticipated nonregulated capacity that will be under contract is as follows: 2003--63%, 2004--69% and 2005--25%. Following the expiration or early termination of our power purchase agreements, or to the extent we cannot otherwise secure contracts for our current and future generation capacity, our facilities will generally become merchant facilities. Our merchant facilities may not be able to find adequate purchasers, attain favorable pricing, or otherwise compete effectively in the wholesale market. Additionally, numerous legal and regulatory limitations restrict our ability to operate a facility on a wholesale basis.

Our energy marketing and trading operations are subject to risks that may reduce our revenues and adversely impact our results of operations and financial condition, many of which are beyond our control.

Our fleet of wholesale nonregulated plants may sell energy into the spot market or other competitive power markets or on a contractual basis. We may also enter into contracts to purchase and sell electricity, natural gas and coal as part of our power marketing and energy trading operations. Our business may also include entering into long-term contracts that supply customers' full electric requirements. These contracts do not guarantee us any rate of return on our capital investments through mandated rates, and our revenues and results of operations from these contracts are likely to depend, in large part, upon prevailing market prices for power in our regional markets and other competitive markets. These market prices can fluctuate substantially over relatively short periods of time. Trading margins may erode as markets mature, and should volatility decline, we may have diminished opportunities for gain.

In addition, the Enron Corporation bankruptcy and enhanced regulatory scrutiny have contributed to more rigorous credit rating review of participants in the energy marketing and trading business. Credit downgrades of certain other market participants have significantly reduced such participants' participation in the wholesale power markets. These events are causing a decrease in the number of significant participants in the wholesale power markets, which could result in a decrease in the volume and liquidity in the wholesale power markets. We are unable to predict the impact of such developments on our power marketing and trading business.

Furthermore, the FERC, which has jurisdiction over wholesale power rates, as well as independent system operators that oversee some of these markets, may impose price limitations, bidding rules and other mechanisms to address some of the volatility in these markets. Fuel prices also may be volatile, and the price we can obtain for power sales may not change at the same rate as fuel costs changes. These factors could reduce our margins and therefore diminish our revenues and results of operations.

     Volatility in market prices for fuel and power may result from:

     o    weather conditions;

     o    seasonality;

     o    power usage;

     o    illiquid markets;

     o    transmission or transportation constraints or inefficiencies;

     o    availability of competitively priced alternative energy sources;

     o    demand for energy commodities;

     o natural gas, crude oil and refined products, and coal production levels;

     o    natural disasters, wars, embargoes and other catastrophic events; and

     o federal, state and foreign energy and environmental regulation and legislation.

We actively manage the market risk inherent in our energy marketing and trading operations. Nonetheless, adverse changes in energy and fuel prices may result in losses in our earnings or cash flows and adversely affect our balance sheet. Our marketing and risk management procedures may not work as planned. As a result, we cannot predict with precision the impact that our marketing, trading and risk management decisions may have on our business, operating results or financial position. In addition, to the extent that we do not cover the entire exposure of our assets or our positions to market price volatility, or our hedging procedures do not work as planned, fluctuating commodity prices could cause our sales and net income to be volatile.

CAROLINA POWER & LIGHT COMPANY RISK FACTORS

In this section, references to "we," "our," "us" or similar terms are to Carolina Power & Light Company and its consolidated subsidiaries. Investing in our securities involves risks, including the risks described below, that could affect the energy industry, as well as us and our business. Although we have tried to discuss key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Before purchasing our securities, you should carefully consider the following risks and the other information in this Annual Report, as well as documents we file with the SEC from time to time. Each of the risks described below could result in a decrease in the value of our securities and your investment therein.

Risks Related to the Energy Industry
------------------------------------

We are subject to fluid and complex government regulations that may have a negative impact on our business and our results of operations.

We are subject to comprehensive regulation by several federal and state regulatory agencies, which significantly influence our operating environment and may affect our ability to recover costs from utility customers. We are required to have numerous permits, approvals and certificates from the agencies that regulate our business. We believe the necessary permits, approvals and certificates have been obtained for our existing operations and that our business is conducted in accordance with applicable laws; however, we are unable to predict the impact on our operating results from the future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations could have an adverse impact on our results of operations.

The Federal Energy Regulatory Commission ("FERC"), the U.S. Nuclear Regulatory Commission ("NRC"), the U.S. Environmental Protection Agency ("EPA"), the North Carolina Utilities Commission ("NCUC") and the Public Service Commission of South Carolina ("SCPSC") regulate many aspects of our utility operations, including siting and construction of facilities, customer service and the rates that we can charge customers. Although we are not a registered holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), we are subject to many of the regulatory provisions of PUHCA.

We are a wholly-owned subsidiary of Progress Energy, Inc., a registered public utility holding company under PUHCA. Repeal of PUHCA has been proposed, but it is unclear whether or when such a repeal would occur. It is also unclear to what extent repeal of PUHCA would result in additional or new regulatory oversight or action at the federal or state levels, or what the impact of those developments might be on our business.

We are unable to predict the impact on our business and operating results from future regulatory activities of these federal and state agencies. Changes in regulations or the imposition of additional regulations could have a negative impact on our business and results of operations.

We are subject to numerous environmental laws and regulations that may increase our cost of operations, impact or limit our business plans, or expose us to environmental liabilities.

We are subject to numerous environmental regulations affecting many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid waste, and hazardous waste. These laws and regulations can result in increased capital, operating and other costs, particularly with regard to enforcement efforts focused on power plant emissions obligations. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations. We cannot predict the financial or operational outcome of any related litigation that may arise.

In addition, we may be a responsible party for environmental clean up at sites identified by a regulatory body. We cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

We cannot assure you that existing environmental regulations will not be revised or that new regulations seeking to protect the environment will not be adopted or become applicable to us. Revised or additional regulations, which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our results of operations.

Recent events in the energy markets that are beyond our control have increased the level of public and regulatory scrutiny in our industry and in the capital markets and have resulted in increased regulation and new accounting standards. The reaction to these events may have negative impacts on our business, financial condition and access to capital.

As a result of the energy crisis in California during the summer of 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by the Enron Corporation and Worldcom, Inc., recently discovered accounting irregularities of several public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Recently discovered accounting irregularities have caused regulators and legislators to review current accounting practices, financial disclosures and companies' relationships with their independent auditors. The capital markets and ratings agencies also have increased their level of scrutiny. We believe that we are complying with all applicable laws, and we have taken steps to avoid the occurrence of such events, but it is difficult or impossible to predict or control what effect these types of disruptions in the energy markets may have on our business, financial condition or our access to the capital markets.

Additionally, it is unclear what laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in accounting regulations or practices in general on public companies, the energy industry or our operations specifically. Any such new accounting standards could impact the way we are required to record revenues, expenses, assets and liabilities. These changes in accounting standards could lead to negative impacts on reported earnings or increases in liabilities that could, in turn, affect our reported results of operations.

Deregulation or restructuring in the electric utility industry may result in increased competition and unrecovered costs that could adversely affect our financial condition, results of operations and cash flows.

Increased competition resulting from deregulation or restructuring efforts could have a significant adverse financial impact on our results of operations and cash flows. Increased competition could also result in increased pressure to lower rates. Retail competition and the unbundling of regulated energy and gas service could have a significant adverse financial impact on us due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital. Because we have not previously operated in a competitive retail environment, we cannot predict the extent and timing of entry by additional competitors into the electric markets. Movement toward deregulation in North Carolina and South Carolina has slowed as a result of recent developments, including developments related to electric deregulation in California and other states. We cannot predict when we will be subject to changes in legislation or regulation, nor can we predict the impact of these changes on our financial condition, results of operations or cash flows.

One of the major issues to be resolved from deregulation is who would pay for stranded costs. Stranded costs are those costs and investments made by utilities in order to meet their statutory obligation to provide electric service but which could not be recovered through the market price of electricity following industry restructuring. The amount of such stranded costs that we might experience would depend on the timing of, and the extent to which, direct competition is introduced, and the then-existing market price of energy. If we were no longer subject to cost-based regulation and it was not possible to recover stranded costs, our financial condition and results of operations could be adversely affected.

Additionally, the electric utility industry has experienced a substantial increase in competition at the wholesale level, caused by changes in federal law and regulatory policy. As a result of the Public Utilities Regulatory Policies Act of 1978 and the Energy Policy Act of 1992, competition in the wholesale electricity market has greatly increased due to a greater participation by traditional electricity suppliers, non-utility generators, independent power producers, wholesale power marketers and brokers, as well as the trading of energy futures contracts on various commodities exchanges. This increased competition could affect our load forecasts, plans for power supply and wholesale energy sales and related revenues. The impact could vary depending on the extent to which additional generation is built to compete in the wholesale market, new opportunities are created for us to expand our wholesale load, or current wholesale customers elect to purchase from other suppliers after existing contracts expire. In 1996, the FERC issued new rules on transmission service to facilitate competition in the wholesale market on a nationwide basis. The rules give greater flexibility and more choices to wholesale power customers. As a result of the changing regulatory environment and the relatively low barriers to entry, we expect competition to steadily increase. As competition continues to increase, our financial condition, results of operations and cash flows could be adversely affected.

The uncertain outcome regarding the timing, creation and structure of regional transmission organizations, or RTOs, may materially impact our results of operations, cash flows or financial condition.

On December 20, 1999, the FERC issued Order No. 2000 on RTOs. This order required public utilities that own, operate or control interstate electricity transmission facilities to file either a proposal to participate in an RTO or an alternative filing describing efforts and plans to participate in an RTO. We, along with other investor-owned utilities, filed applications with the FERC, the NCUC, and the SCPSC for approval of an RTO, currently named GridSouth.

On November 7, 2001, the FERC issued an order providing guidance on continued processing of RTO filings. In this order, the FERC recognized that it would not be possible for all RTOs to be operational by December 15, 2001 as set forth in Order No. 2000; therefore, the FERC stated that its future orders would address the establishment of a timeline for the RTO progress in each region of the country.

On July 31, 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design ("SMD NOPR"). The proposed rules set forth in the SMD NOPR would require, among other things, that 1) all transmission owning utilities transfer control of their transmission facilities to an independent third party; 2) transmission service to bundled retail customers be provided under the FERC- regulated transmission tariff, rather than state-mandated terms and conditions; 3) new terms and conditions for transmission service be adopted nationwide, including new provisions for pricing transmission in the event of transmission congestion; 4) new energy markets be established for the buying and selling of electric energy; and 5) load-serving entities be required to meet minimum criteria for generating reserves. If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. Progress Energy, Inc. filed comments on the SMD NOPR on November 15, 2002 and January 10, 2003. On January 15, 2003, the FERC announced the issuance of a White Paper on SMD to be released in April 2003. Progress Energy, Inc. plans to file comments on the White Paper, as appropriate. The FERC has also indicated that it expects to issue the final rules during the summer of 2003.

The SMD NOPR presents several uncertainties, including what percentage of our investments in GridSouth will be recovered, how the elimination of transmission charges, as proposed in the SMD NOPR, will impact us, and what amount of capital expenditures will be necessary to create a new wholesale market. We and other GridSouth participants withdrew our RTO applications before the NCUC and the SCPSC pending further review of FERC's SMD NOPR and the related White Paper.

Since weather conditions directly influence the demand for electricity, as well as the price of energy commodities, our results of operations, financial condition and cash flows can be negatively affected by changes in weather conditions and severe weather.

Our results of operations, financial condition and cash flows may be affected by changing weather conditions. Weather conditions in our service territories directly influence the demand for electricity and affect the price of energy commodities. Furthermore, severe weather, such as hurricanes, tornadoes, severe thunder storms, and snow and ice storms can be destructive, causing outages, downed power lines and property damage, requiring us to incur additional and unexpected expenses and causing us to lose generating revenues.

In 2002, drought conditions and related water restrictions affected numerous electric utilities in the southeast United States. Drought conditions and any mandated water restrictions that could be implemented in response thereto, could impact a small percentage of our generating facilities, including our hydroelectric generating facilities. This may result in additional expenses, such as higher fuel costs and/or purchased power expenses. We continue to monitor weather patterns and will develop contingency plans, as necessary, to mitigate the impact of drought conditions. We do not have any reliability concerns with our generating facilities currently and do not expect these developments to have a material impact on our results of operations.

Our revenues, operating results and financial condition may fluctuate with the economy and its corresponding impact on our commercial and industrial customers, and may also fluctuate on a seasonal or quarterly basis.

Our business is impacted by fluctuations in the macroeconomy. For the year ended December 31, 2002, commercial and industrial customers represented approximately 23.5% and 18.2% of our electric revenues, respectively. As a result, changes in the macroeconomy can have negative impacts on our revenues. As our commercial and industrial customers experience economic hardships, our revenues can be negatively impacted.

Electric power demand is generally a seasonal business. In many parts of the country, demand for power peaks during the hot summer months, with market prices also peaking at that time. In other areas, power demand peaks during the winter. The pattern of this fluctuation may change depending on the nature and location of facilities we acquire and the terms of power sale contracts into which we enter. In addition, we have historically sold less power, and consequently earned less income, when weather conditions are milder. As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis.

Risks Related to Us and Our Business
------------------------------------

Under a North Carolina law passed in 2002, our base rates are frozen for five years and we are required to increase capital expenditures for clean air improvements. Accordingly, our profit margin could be adversely affected if we do not control operating costs.

The NCUC and the SCPSC each exercises regulatory authority for review and approval of the retail electric power rates charged within its respective state. State regulators may not allow us to increase retail rates in the manner or to the extent we request. State regulators may also seek to reduce retail rates. A North Carolina law passed in 2002 froze our base retail rates for five years unless there are significant cost changes due to governmental action, significant expenditures due to force majeure or other extraordinary events beyond our control. That same legislation required a significant increase in capital expenditures over the next several years for clean air improvements. The cash costs incurred by us are generally not subject to being fixed or reduced by state regulators. We will also require dedicated capital expenditures. Thus, our ability to maintain our profit margins depends upon stable demand for electricity and our efforts to manage our costs.

There are inherent potential risks in the operation of nuclear facilities, including environmental, health, regulatory, terrorism, and financial risks that could result in fines or the shutdown of our nuclear units, which may present potential exposures in excess of our insurance coverage.

We own and operate four nuclear units that represent approximately 3,293 megawatts, or approximately 27%, of our generation capacity. Our nuclear facilities are subject to environmental, health and financial risks such as the ability to dispose of spent nuclear fuel, the ability to maintain adequate capital reserves for decommissioning, potential liabilities arising out of the operation of these facilities, and the costs of securing the facilities against possible terrorist attacks. We maintain a decommissioning trust and external insurance coverage to minimize the financial exposure to these risks; however, it is possible that damages could exceed the amount of our insurance coverage.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or to shut down any of our units, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could require us to make substantial capital expenditures at our nuclear plants. In addition, although we have no reason to anticipate a serious nuclear incident at any of our plants, if an incident did occur, it could materially and adversely affect our results of operations or financial condition. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.

Our facilities require licenses that need to be renewed or extended in order to continue operating. We do not anticipate any problems renewing these licenses. However, as a result of potential terrorist threats and increased public scrutiny of utilities, the licensing process could result in increased licensing or compliance costs that are difficult or impossible to predict.

Our financial performance depends on the successful operation of our electric generating facilities.

Operating electric generating facilities involves many risks, including:

     o    operator error and breakdown or failure of equipment or processes;

     o operating limitations that may be imposed by environmental or other regulatory requirements;

     o    labor disputes;

     o    fuel supply interruptions; and

     o catastrophic events such as fires, earthquakes, explosions, floods, terrorist attacks or other similar occurrences.

A decrease or elimination of revenues generated by our electric generating facilities or an increase in the cost of operating the facilities could have an adverse effect on our business and results of operations.

Our business is dependent on our ability to successfully access capital markets. Our inability to access capital may limit our ability to execute our business plan, or pursue improvements and make acquisitions that we may otherwise rely on for future growth.

We rely on access to both short-term money markets and long-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flow from our operations. Our net cash flow from operations funded approximately 192% of our capital requirements for the year ended December 31, 2002. If we are not able to access capital at competitive rates, our ability to implement our business operations will be adversely affected. We believe that we will maintain sufficient access to these financial markets based upon current credit ratings. However, certain market disruptions or a downgrade of our credit rating may increase our cost of borrowing or adversely affect our ability to access one or more financial markets. Such disruptions could include:

     o    an economic downturn;

     o    a ratings downgrade of Progress Energy, Inc.;

     o    the bankruptcy of an unrelated energy company;

     o    capital market conditions generally;

     o    market prices for electricity;

     o terrorist attacks or threatened attacks on our facilities or those of unrelated energy companies; or

     o    the overall health of the utility industry.

Restrictions on our ability to access financial markets may affect our ability to execute our business plan as scheduled. An inability to access capital may limit our ability to pursue improvements or acquisitions that we may otherwise rely on for future growth.

Increases in our leverage could adversely affect our competitive position, business planning and flexibility, financial condition, ability to service our debt obligations and ability to access capital on favorable terms.

Our cash requirements arise primarily from the capital-intensive nature of our business. In addition to operating cash flows, we rely heavily on our commercial paper and long-term debt. As of December 31, 2002, our commercial paper balance was approximately $437.8 million, we had no notes payable to affiliated companies and our long-term debt balances were approximately $3.0 billion (with no current portion of long-term debt at December 31, 2002).

We have two committed credit lines, each totals $285 million, that support our commercial paper programs and mature in July 2003 and July 2005, respectively. As of December 31, 2002, we had no outstanding borrowings under these lines. If we are unable to extend or renew these credit lines on favorable terms, or at all, we may experience a liquidity shortfall that could have a material adverse impact on us and our financial condition. In addition, we have a shelf registration statement on file with the SEC that permits the issuance of various secured and unsecured debt securities up to an additional $500 million. This amount may be increased from time to time, and we expect to increase our shelf capacity in the first or second quarter of 2003.

Our credit lines impose various limitations that could impact our liquidity. Our credit facilities include defined maximum total debt to total capital ratios. As of December 31, 2002, the maximum and actual ratios, pursuant to the terms of the credit facilities, were 65% and 52.7%, respectively. Indebtedness, as defined under the credit facility agreements, includes certain letters of credit and guarantees that are not recorded on our balance sheets.

In the event our capital structure changes such that we approach the permitted ratios, our access to capital and additional liquidity could decrease. A limitation in our liquidity could have a material adverse impact on our business strategy and our ongoing financing needs. Furthermore, our credit lines include provisions that preclude us from borrowing additional funds in the event of a material adverse change in our financial condition.

Our indebtedness also includes cross-default provisions which could significantly impact our financial condition. Our credit lines include cross-default provisions for defaults of indebtedness in excess of $10 million. Our cross-default provisions only apply to defaults on our indebtedness, but not defaults by our affiliates. In the event that a cross-default provision was triggered, our lenders could accelerate payment of any outstanding debt. Any such acceleration would cause a material adverse change in our financial condition.

Changes in economic conditions could result in higher interest rates, which would increase our interest expense on our floating rate debt and reduce funds available to us for our current plans. Additionally, an increase in our leverage could adversely affect us by:

     o    increasing the cost of future debt financing;

     o making it more difficult for us to satisfy our existing financial obligations;

     o limiting our ability to obtain additional financing, if we need it, for working capital, acquisitions, debt service requirements or other purposes;

     o    increasing  our   vulnerability   to  adverse  economic  and  industry
          conditions;

     o requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce funds available to us for operations, future business opportunities or other purposes;

     o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete;

     o placing us at a competitive disadvantage compared to our competitors who have less debt; and

     o    causing a downgrade in our credit ratings.

Any reduction in our credit ratings could increase our borrowing costs and limit our access to additional capital, which could materially and adversely affect our business, results of operations and financial condition.

Our senior secured debt has been assigned a rating by Standard & Poor's Ratings Group, a division of The McGraw Hill Companies, Inc., of "BBB+" (negative outlook) and by Moody's Investors Service, Inc. of "A3" (stable outlook). Our senior unsecured debt rating has been assigned a rating by S&P of "BBB+" (negative outlook) and by Moody's of "Baa1" (stable outlook). In addition, S&P's rating philosophy links the ratings of a utility subsidiary to the credit rating of its parent corporation. Accordingly, if S&P were to downgrade Progress Energy, Inc.'s credit ratings, our credit rating would also likely be downgraded, regardless of whether or not we had experienced any change in our business operations or financial conditions.

We will seek to maintain a solid investment grade rating through prudent capital management and financing structures. We cannot, however, assure you that our current ratings will remain in effect for any given period of time or that our ratings will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Any downgrade could increase our borrowing costs and adversely affect our access to capital, which could negatively impact our financial results. Further, we may be required to pay a higher interest rate in future financings, and our potential pool of investors and funding sources could decrease. Although we would have access to liquidity under our committed and uncommitted credit lines, if our short-term rating were to fall below "A-2" or "P-2," the current ratings assigned by S&P and Moody's, respectively, it could significantly limit our access to the commercial paper market. We note that the ratings from credit agencies are not recommendations to buy, sell or hold our securities and that each rating should be evaluated independently of any other rating.

The use of derivative contracts in the normal course of our business could result in financial losses that negatively impact our results of operations.

We use derivatives, including futures, forwards and swaps, to manage our commodity and financial market risks. In the future, we could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts.

Changes in the telecommunications industry may affect the future returns we expected from our Caronet, Inc. venture. Furthermore, in addition to an impairment charge we recorded in 2002, if the current depressed market conditions in the telecommunications industry continue, we may need to evaluate further the recoverability of our telecommunications assets.

Our current strategy in the telecommunications business is based upon our ability to deliver broadband telecommunication services to our customers. The market for these services, like the telecommunications industry in general, is rapidly changing, and a number of participants in this segment have had substantial financial problems. Due to the recent decline of the telecommunications industry and continued operating losses, we initiated a valuation study to assess the recoverability of Caronet's long-lived assets. Based on this assessment, we recorded an after-tax write down and other one-time charges of approximately $71.1million related to these assets in 2002. In the future, we cannot assure that growth in demand for these services will occur as expected. If the market for these services fails to recover as quickly as desired or becomes saturated with competitors, our telecommunications business and telecommunications asset valuations may be further adversely affected.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PROGRESS ENERGY, INC.
                                   CAROLINA POWER & LIGHT COMPANY
Date: March 21, 2003               (Registrants)

                                   By: /s/ Peter M. Scott III
                                   Peter M. Scott III
                                   Executive Vice President and
                                   Chief Financial Officer

                                   By: /s/ Robert H. Bazemore, Jr.
                                   Robert H. Bazemore, Jr.
                                   Vice President and Controller
                                   (Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                         Title                                  Date

/s/ William Cavanaugh III                         Principal Executive                    March 19, 2003
(William Cavanaugh III,                           Officer and Director
Chairman and Chief Executive Officer)


/s/ Edwin B. Borden                               Director                               March 19, 2003
(Edwin B. Borden)


/s/ James E. Bostic, Jr.                          Director                               March 19, 2003
(James E. Bostic, Jr.)


/s/ David L. Burner                               Director                               March 19, 2003
(David L. Burner)


/s/ Charles W. Coker                              Director                               March 19, 2003
(Charles W. Coker)


/s/ Richard L. Daugherty                          Director                               March 19, 2003
(Richard L. Daugherty)


/s/ W.D. Frederick, Jr.                           Director                               March 19, 2003
(W.D. Frederick, Jr.)



/s/ William O. McCoy                              Director                               March 19, 2003
(William O. McCoy)


/s/ E. Marie McKee                                Director                               March 19, 2003
(E. Marie McKee)


/s/ John H. Mullin, III                           Director                               March 19, 2003
(John H. Mullin, III)


/s/ Richard A. Nunis                              Director                               March 19, 2003
(Richard A. Nunis)


/s/ Carlos A. Saladrigas                          Director                               March 19, 2003
(Carlos A. Saladrigas)


/s/ J. Tylee Wilson                               Director                               March 19, 2003
(J. Tylee Wilson)


/s/ Jean Giles Wittner                            Director                               March 19, 2003
(Jean Giles Wittner)


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William Cavanaugh III, certify that:

1.   I have reviewed this annual report on Form 10-K of Progress Energy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 21, 2003                        /s/ William Cavanaugh III
                                            William Cavanaugh III
                                            Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Peter M. Scott III, certify that:

1.   I have reviewed this annual report on Form 10-K of Progress Energy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 21, 2003                              /s/ Peter M. Scott III
                                                  Peter M. Scott III
                                                  Executive Vice President and
                                                  Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William Cavanaugh III, certify that:

1. I have reviewed this annual report on Form 10-K of Carolina Power & Light Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 21, 2003                        /s/ William Cavanaugh III
                                            William Cavanaugh III
                                            Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Peter M. Scott III, certify that:

1. I have reviewed this annual report on Form 10-K of Carolina Power & Light Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 21, 2003                              /s/ Peter M. Scott III
                                                  Peter M. Scott III
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                Progress
Number                     Exhibit                                              Energy, Inc.              CP&L
                                                                                ------------              ----
*2(a)             Agreement and Plan of Merger By and Among  Carolina  Power                                 X
                  & Light Company, North Carolina Natural Gas Corporation and
                  Carolina Acquisition Corporation, dated as of November 10,
                  1998 (filed as Exhibit No. 2(b) to Quarterly Report on Form
                  10-Q for the quarterly period ended September 30, 1998, File
                  No. 1-3382.)

*2(b)             Agreement and Plan of Merger by and among  Carolina  Power                                 X
                  & Light Company,  North Carolina  Natural Gas  Corporation
                  and  Carolina   Acquisition   Corporation,   Dated  as  of
                  November  10,  1998,  as Amended and  Restated as of April
                  22, 1999 (filed as Exhibit 2 to  Quarterly  Report on Form
                  10-Q for the quarterly  period ended March 31, 1999,  File
                  No. 1-3382).

*2(c)             Agreement and Plan of Exchange, dated as of August 22,               X                     X
                  1999, by and among Carolina Power & Light Company, Florida
                  Progress Corporation and CP&L Holdings, Inc.
                  (filed as Exhibit 2.1 to Current  Report on Form 8-K dated
                  August 22, 1999, File No. 1-3382).

*2(d)             Amended and Restated  Agreement  and Plan of Exchange,  by           X                     X
                  and  among  Carolina   Power  &  Light  Company,   Florida
                  Progress  Corporation and CP&L Energy,  Inc.,  dated as of
                  August 22, 1999,  amended and restated as of March 3, 2000
                  (filed as Annex A to Joint  Preliminary Proxy Statement of
                  Carolina  Power  &  Light  Company  and  Florida  Progress
                  Corporation dated March 6, 2000, File No. 1-3382).

*3a(1)            Restated Charter of Carolina Power & Light Company, as                                     X
                  amended May 10, 1995 (filed as Exhibit No. 3(i) to Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  1995, File No. 1-3382).

*3a(2)            Restated Charter of Carolina Power & Light Company as                                      X
                  amended on May 10, 1996 (filed as Exhibit No. 3(i) to
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 1997, File No. 1-3382).

*3a(3)            Amended and  Restated  Articles of  Incorporation  of CP&L           X
                  Energy,  Inc.,  as amended  and  restated on June 15, 2000
                  (filed as Exhibit No.  3a(1) to  Quarterly  Report on Form
                  10-Q for the  quarterly  period ended June 30, 2000,  File
                  No. 1-15929 and No. 1-3382).



*3b(1)            Amended and Restated Articles of Incorporation of CP&L               X
                  Energy, Inc., as amended and restated on December 4, 2000
                  (filed as Exhibit 3b(1) to Annual Report on Form 10-K dated
                  March 28, 2002, File No. 1-3392 and 1-15929).

*3b(2)            By-Laws of Carolina Power & Light Company, as amended on                                   X
                  December 12, 2001 (filed as Exhibit 3b(2) to Annual Report on
                  Form 10-K dated March 28, 2002, File No. 1-3392 and 1-15929).

*3b(3)            By-Laws of Progress Energy, Inc., as amended and restated            X
                  December 12, 2001 (filed as Exhibit No. 3 to Current Report on
                  Form 8-K dated January 17, 2002, File No. 1-15929).

*4a(1)            Resolution of Board of Directors,  dated December 8, 1954,                                 X
                  authorizing the issuance of, and  establishing  the series designation,  dividend  rate  and  redemption  prices  for
                  CP&L's  Serial  Preferred  Stock,  $4.20 Series  (filed as
                  Exhibit 3(c), File No. 33-25560).

*4a(2)            Resolution of Board of Directors,  dated January 17, 1967,                                 X
                  authorizing the issuance of, and  establishing  the series designation,  dividend  rate  and  redemption  prices  for
                  CP&L's  Serial  Preferred  Stock,  $5.44 Series  (filed as
                  Exhibit 3(d), File No. 33-25560).

*4a(3)            Statement of  Classification  of Shares dated  January 13,                                 X
                  1971,  relating to the  authorization of, and establishing the  series  designation,  dividend  rate  and  redemption prices for CP&L's  Serial  Preferred  Stock,  $7.95 Series
                  (filed as Exhibit 3(f), File No. 33-25560).

*4a(4)            Statement of  Classification  of Shares dated September 7,                                 X
                  1972,  relating to the  authorization of, and establishing the  series  designation,  dividend  rate  and  redemption prices for CP&L's  Serial  Preferred  Stock,  $7.72 Series
                  (filed as Exhibit 3(g), File No. 33-25560).

*4b(1)            Mortgage and Deed of Trust dated as of May 1, 1940 between                                 X
                  CP&L and The Bank of New York (formerly, Irving Trust Company)
                  and Frederick G. Herbst (Douglas J.
                  MacInnes,  Successor),  Trustees  and  the  First  through
                  Fifth Supplemental  Indentures thereto (Exhibit 2(b), File
                  No. 2-64189);  the Sixth through Sixty-sixth  Supplemental
                  Indentures  (Exhibit 2(b)-5,  File  No.  2-16210;  Exhibit
                  2(b)-6,   File  No. 2-16210;   Exhibit  4(b)-8,  File  No.
                  2-19118;   Exhibit 4(b)-2,   File  No.  2-22439;   Exhibit
                  4(b)-2, File No. 2-24624;  Exhibit 2(c), File No. 2-27297;
                  Exhibit 2(c),  File No.  2-30172;  Exhibit 2(c),  File No.
                  2-35694;  Exhibit 2(c),  File No.  2-37505;  Exhibit 2(c),
                  File No. 2-39002;  Exhibit 2(c), File No. 2-41738; Exhibit
                  2(c),  File No.  2-43439;  Exhibit 2(c), File No. 2-47751;
                  Exhibit 2(c),   File  No.  2-49347;   Exhibit  2(c),  File
                  No. 2-53113;  Exhibit  2(d),  File  No.  2-53113;  Exhibit



                  2(c),  File No.  2-59511;  Exhibit 2(c), File No. 2-61611;
                  Exhibit 2(d),   File  No.  2-64189;   Exhibit  2(c),  File
                  No. 2-65514;  Exhibits  2(c) and 2(d),  File No.  2-66851;
                  Exhibits 4(b)-1,  4(b)-2,  and 4(b)-3,  File  No. 2-81299;
                  Exhibits   4(c)-1  through   4(c)-8,   File   No. 2-95505;
                  Exhibits 4(b) through 4(h),  File No.  33-25560;  Exhibits
                  4(b) and 4(c), File No. 33-33431;  Exhibits 4(b) and 4(c),
                  File  No.  33-38298;  Exhibits  4(h)  and  4(i),  File No.
                  33-42869;  Exhibits 4(e)-(g), File No. 33-48607;  Exhibits
                  4(e) and 4(f), File No. 33-55060;  Exhibits 4(e) and 4(f),
                  File   No.   33-60014;   Exhibits   4(a)   and   4(b)   to
                  Post-Effective   Amendment  No.  1,  File  No.   33-38349;
                  Exhibit 4(e),  File No.  33-50597;  Exhibit 4(e) and 4(f),
                  File No.  33-57835;  Exhibit to Current Report on Form 8-K
                  dated August 28, 1997,  File No. 1-3382;  Form of Carolina
                  Power & Light Company First  Mortgage  Bond,  6.80% Series
                  Due  August  15,  2007 filed as Exhibit 4 to Form 10-Q for the period  ended  September  30, 1998,  File No.  1-3382;
                  Exhibit  4(b),  File No.  333-69237;  and Exhibit  4(c) to
                  Current Report on Form 8-K dated March 19, 1999,  File No.
                  1-3382.);  and  the  Sixty-eighth  Supplemental  Indenture
                  (Exhibit  No.  4(b) to  Current  Report  on Form 8-K dated
                  April  20,  2000,  File No.  1-3382;  and the  Sixty-ninth
                  Supplemental   Indenture  (Exhibit  No.  4b(2)  to  Annual
                  Report  on Form  10-K  dated  March  29,  2001,  File  No.
                  1-3382);  and  the  Seventieth   Supplemental   Indenture,
                  (Exhibit  4b(3) to Annual  Report on Form 10-K dated March
                  29,  2001,  File  No.  1-3382);   and  the   Seventy-first
                  Supplemental  Indenture  (Exhibit  4b(2) to  Annual Report
                  on Form 10-K dated March 28, 2002).

*4c(1)            Indenture,   dated  as  of  February  15,  2001,   between           X
                  Progress  Energy,  Inc. and Bank One Trust Company,  N.A.,
                  as  Trustee,  with  respect  to  Senior  Notes  (filed  as
                  Exhibit 4(a) to Form 8-K dated  February  27,  2001,  File
                  No. 1-15929).

*4c(2)            Indenture,  dated as of March 1,  1995,  between  CP&L and                                 X
                  Bankers  Trust  Company,  as  Trustee,   with  respect  to
                  Unsecured  Subordinated  Debt Securities (filed as Exhibit
                  No.  4(c) to  Current  Report on Form 8-K dated  April 13,
                  1995, File No. 1-3382).

*4c(3)            Resolutions  adopted  by the  Executive  Committee  of the                                 X
                  Board of  Directors  at a meeting  held on April 13, 1995, establishing  the  terms  of the  8.55%  Quarterly  Income
                  Capital  Securities  (Series  A  Subordinated   Deferrable
                  Interest  Debentures)  (filed as  Exhibit  4(b) to Current
                  Report on Form 8-K dated April 13, 1995, File No. 1-3382).



*4d               Indenture (for Senior Notes), dated as of March 1, 1999                                    X
                  between Carolina Power & Light Company and The Bank of New
                  York, as Trustee, (filed as Exhibit No. 4(a) to Current Report on Form 8-K dated March 19, 1999, File No.
                  1-3382),  and the First  and  Second  Supplemental  Senior
                  Note  Indentures  thereto  (Exhibit  No.  4(b) to  Current
                  Report  on  Form  8-K  dated  March  19,  1999,  File  No.
                  1-3382);  Exhibit No.  4(a) to Current  Report on Form 8-K
                  dated April 20, 2000, File No. 1-3382).

*4e               Indenture (For Debt  Securities),  dated as of October 28,                                 X
                  1999 between  Carolina Power & Light Company and The Chase
                  Manhattan  Bank,  as  Trustee  (filed as  Exhibit  4(a) to
                  Current  Report on Form 8-K dated  November 5, 1999,  File
                  No. 1-3382), and an Officer's  Certificate issued pursuant thereto,  dated as of October 28,  1999,  authorizing  the issuance  and sale of  Extendible  Notes due  October  28,
                  2009  (Exhibit  4(b) to  Current  Report on Form 8-K dated
                  November 5, 1999, File No. 1-3382).

*4f               Contingent  Value  Obligation   Agreement,   dated  as  of           X
                  November  30,  2000,  between  CP&L  Energy,  Inc. and The
                  Chase Manhattan  Bank, as Trustee  (Exhibit 4.1 to Current
                  Report  on Form 8-K  dated  December  12,  2000,  File No.
                  1-3382).

*10a(1)           Purchase,  Construction and Ownership Agreement dated July                                 X
                  30, 1981 between  Carolina Power & Light Company and North
                  Carolina  Municipal  Power Agency  Number 3 and  Exhibits,
                  together with resolution  dated December 16, 1981 changing name to North  Carolina  Eastern  Municipal  Power Agency, amending  letter dated  February 18, 1982,  and  amendment
                  dated   February   24,  1982   (filed  as   Exhibit 10(a),
                  File No. 33-25560).

*10a(2)           Operating and Fuel  Agreement  dated July 30, 1981 between                                 X
                  Carolina   Power  &  Light  Company  and  North   Carolina
                  Municipal  Power Agency  Number 3 and  Exhibits,  together with  resolution  dated December 16, 1981 changing name to
                  North Carolina  Eastern  Municipal Power Agency,  amending letters  dated August 21, 1981 and December 15, 1981,  and
                  amendment    dated    February    24,   1982   (filed   as
                  Exhibit 10(b), File No. 33-25560).

*10a(3)           Power  Coordination  Agreement dated July 30, 1981 between                                 X
                  Carolina   Power  &  Light  Company  and  North   Carolina
                  Municipal  Power Agency  Number 3 and  Exhibits,  together with  resolution  dated December 16, 1981 changing name to
                  North  Carolina   Eastern   Municipal   Power  Agency  and
                  amending   letter   dated   January  29,  1982  (filed  as
                  Exhibit 10(c), File No. 33-25560).



*10a(4)           Amendment   dated   December   16,   1982   to   Purchase,                                 X
                  Construction  and Ownership  Agreement dated July 30, 1981 between  Carolina Power & Light Company and North Carolina
                  Eastern  Municipal  Power Agency (filed as Exhibit  10(d),
                  File No. 33-25560).

*10a(5)           Agreement Regarding New Resources and Interim Capacity                                     X
                  between Carolina Power & Light Company and North Carolina
                  Eastern Municipal Power Agency dated October 13, 1987 (filed as Exhibit 10(e), File No. 33-25560).

*10a(6)           Power   Coordination   Agreement  -  1987A  between  North                                 X
                  Carolina  Eastern  Municipal  Power  Agency  and  Carolina
                  Power  &  Light  Company  for  Contract   Power  From  New
                  Resources Period 1987-1993 dated  October 13,  1987 (filed as Exhibit 10(f), File No. 33-25560).

 *10b(1)          Carolina Power & Light Company $272,500,000 364-Day                                        X
                  Revolving Credit Agreement dated as of July 31, 2002 (filed as
                  Exhibit 10(iii) to Quarterly Report on Form 10-Q for the
                  period ended September 30, 2002, File No.
                  1-3382).

 *10b(2)          Carolina Power & Light Company $272,500,000 3-Year Revolving                               X
                  Credit Agreement dated as of July 31, 2002 (filed as Exhibit
                  10(iv) to Quarterly Report on Form 10-Q for the period ended
                  September 30, 2002, File No. 1-3382).

 *10b(3)          Assumption  Agreement  from  The  Bank of New  York  dated                                 X
                  August  5,  2002 for a total  commitment  of $25  million, increasing  the  amount  of the CP&L  364-Day  and  3-Year
                  Revolving Credit  Agreements dated as of July 31, 2002, to
                  $285,000,000  each  (filed as exhibit  10(v) to  Quarterly
                  Report  on  Form  10-Q  for  the  quarterly  period  ended
                  September 30, 2002, File No. 1-3382).

 *10b(4)          Amendment and Restatement  dated July 26, 2002 to Progress                                 X
                  Energy,   Inc.'s   $450,000,000  3-Year  Revolving  Credit
                  Agreement dated November 13, 2001 as amended  February 13,
                  2002 (filed as Exhibit  10(i) to Quarterly  Report on Form
                  10-Q for the  quarterly  period ended  September 30, 2002,
                  File No. 1-3382 and 1-15929).

 *10b(5)          Assumption   Agreement   from   Barclays  Bank  PLC  dated           X
                  December  17,  2001 for an  additional  commitment  of $50 million,  increasing  the amount of the  Progress  Energy,
                  Inc. 364-Day  Revolving Credit  Agreement,  dated November
                  13,  2001,  to $550  million  (filed as Exhibit  10(ii) to
                  Quarterly  Report  on Form 10-Q for the  quarterly  period ended September 30, 2002, File No. 1-3382 and 1-15929).



 *10b(6)          Progress Energy, Inc. $500,000,000 364-Day Revolving Credit          X
                  Agreement dated as of November 13, 2001 (filed as Exhibit
                  10b(5) to Annual Report on Form 10-K dated March 28, 2002,
                  File No. 1-3392 and 1-15929).

 *10b(7)          Progress Energy, Inc. $450,000,000 3-Year Revolving Credit           X
                  Agreement dated as of November 13, 2001 (filed as Exhibit
                  10b(6) to Annual Report on Form 10-K dated March 28, 2002,
                  File No. 1-3392 and 1-15929).

 *10b(8)          Amendment,  dated  February 13, 2002, to Progress  Energy,           X
                  Inc.   $500,000,000  364-Day  Revolving  Credit  Agreement
                  dated as of November 13, 2001 (filed as Exhibit  10b(7) to
                  Annual Report on Form 10-K dated March 28, 2002,  File No.
                  1-3392 and 1-15929).

 *10b(9)          Amendment,  dated  February 13, 2002, to Progress  Energy,           X
                  Inc.  $450,000,000 3-Year Revolving Credit Agreement dated
                  November  13,  2001  (filed  as  Exhibit  10b(8) to Annual
                  Report on Form 10-K dated March 28, 2002,  File No. 1-3392 and 1-15929).

-+*10c(1)         Directors Deferred Compensation Plan effective January 1,                                  X
                  1982 as amended (filed as Exhibit 10(g), File No. 33-25560).

-+*10c(2)         Retirement Plan for Outside Directors (filed as Exhibit                                    X
                  10(i), File No. 33-25560).

-+*10c(3)         Key Management Deferred Compensation Plan (filed as Exhibit                                X
                  10(k), File No. 33-25560).

+*10c(4)          Resolutions of the Board of Directors, dated March 15,                                     X
                  1989, amending the Key Management Deferred Compensation Plan
                  (filed as Exhibit 10(a), File No. 33-48607).

-+*10c(5)         Resolutions of the Board of Directors dated May 8, 1991,             X                     X
                  amending the CP&L Directors Deferred Compensation Plan (filed as Exhibit 10(b), File No. 33-48607).

+*10c(6)          Resolutions of Board of Directors dated July 9, 1997,                                      X
                  amending the Deferred Compensation Plan for Key Management
                  Employees of Carolina Power & Light Company.

+*10c(7)          Carolina Power & Light Company Non-Employee Director Stock           X                     X
                  Unit Plan, effective January 1, 1998.

-+*10c(8)         Carolina   Power  &   Light   Company   Restricted   Stock           X                     X
                  Agreement,  as approved  January 7, 1998,  pursuant to the
                  Company's  1997  Equity  Incentive  Plan (filed as Exhibit
                  No. 10 to Quarterly  Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 1-3382.)



-+*10c(9)         Carolina  Power &  Light  Company  Restoration  Retirement           X                     X
                  Plan, as amended  January 1, 2000 (filed as Exhibit 10c(9)
                  to  Annual  Report  on  Form 10-K  dated  March 28,  2002,
                  File No. 1-3382 and 1-15929).

-+*10c(10)        Amended  and  Restated   Supplemental   Senior   Executive           X                     X
                  Retirement   Plan  of  Carolina  Power  &  Light  Company,
                  effective  January 1, 1984, as last amended March 15, 2000
                  (filed as Exhibit  10b(24)  to Annual  Report on Form 10-K for the fiscal  year ended  December  31,  1999,  File No.
                  1-3382).

-+*10c(11)        Performance  Share  Sub-Plan of the 2002 Progress  Energy,           X                     X
                  Inc. Equity  Incentive Plan,  dated July 9, 2002 (filed as
                  Exhibit  10(vii) to Quarterly  Report on Form 10-Q for the
                  quarterly  period  ended  September  30,  2002,  File  No.
                  1-3382 and 1-15929).

-+*10c(12)        Performance  Share  Sub-Plan of the 1997 Equity  Incentive           X                     X
                  Plan,  as  amended  January  1,  2001  (filed  as  Exhibit
                  10c(11)  to Annual  Report on Form  10-K  dated  March 28,
                  2002, File No. 1-3382 and 1-15929).

+*10c(13)         2002 Progress Energy, Inc. Equity Incentive Plan, amended and        X                     X
                  restated July 10, 2002 (filed as Exhibit 10(vi) to Quarterly
                  Report on Form 10-Q for the quarterly period ended September
                  30, 2002, File No. 1-3382 and 1-15929).

+*10c(14)         1997 Equity Incentive Plan, Amended and Restated as of               X                     X
                  September 26, 2001 (filed as Exhibit 4.3 to Progress Energy
                  Form S-8 dated September 27, 2001, File No.
                  1-3382).

+*10c(15)         Progress Energy, Inc. Form of Stock Option Agreement (filed          X                     X
                  as Exhibit 4.4 to Form S-8 dated September 27, 2001, File No.
                  333-70332).

+*10c(16)         Progress Energy, Inc. Form of Stock Option Award (filed as           X                     X
                  Exhibit 4.5 to Form S-8 dated September 27, 2001, File No.
                  333-70332).

-+*10c(17)        Amended   Management   Incentive   Compensation   Plan  of           X                     X
                  Progress Energy,  Inc., as amended and restated January 1,
                  2002  (filed as Exhibit  10c(15) to Annual  Report on Form
                  10-K dated March 28, 2002, File No. 1-3382 and 1-15929).

-+*10c(18)        Progress Energy, Inc. Management Deferred                            X                     X
                  Compensation  Plan,  amended and restated as of January 1,
                  2002  (filed as Exhibit  10c(16) to Annual  Report on Form
                  10-K dated March 28, 2002, File No. 1-3382 and 1-15929).



+*10c(19)         Agreement dated April 27, 1999 between Carolina Power &                                    X
                  Light Company and Sherwood H. Smith, Jr. (filed as Exhibit
                  10b, File No. 1-3382).

+*10c(20)         Employment  Agreement  dated  August 1, 2000  between CP&L           X
                  Service  Company LLC and William  Cavanaugh  III (filed as
                  Exhibit  10(i) to  Quarterly  Report  on Form 10-Q for the
                  quarterly  period  ended  September  30,  2000,  File  No.
                  1-15929 and No. 1-3382).

+*10c(21)         Employment   Agreement   dated   August  1,  2000  between                                 X
                  Carolina  Power & Light  Company  and  William  S.  "Skip"
                  Orser  (filed as  Exhibit  10(ii) to  Quarterly  Report on
                  Form 10-Q for the  quarterly  period ended  September  30,
                  2000, File No. 1-15929 and No. 1-3382).

+*10c(22)         Employment Agreement dated August 1, 2000 between Carolina                                 X
                  Power & Light Company and Tom Kilgore (filed as Exhibit
                  10(iii) to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, File No.
                  1-15929 and No. 1-3382).

+*10c(23)         Employment  Agreement  dated  August 1, 2000  between CP&L           X
                  Service  Company LLC and Robert  McGehee (filed as Exhibit
                  10(iv) to Quarterly  Report on Form 10-Q for the quarterly period ended  September 30, 2000, File No. 1-15929 and No.
                  1-3382).

+*10c(24)         Form of Employment Agreement dated August 1, 2000 (i)                X                     X
                  between Carolina Power & Light Company and Don K. Davis; and
                  (ii) between CP&L Service Company LLC and Peter M.
                  Scott III and William D. Johnson  (filed as Exhibit  10(v)
                  to Quarterly  Report on Form 10-Q for the quarterly period ended  September  30,  2000,  File  No.  1-15929  and  No.
                  1-3382).

+*10c(25)         Form of  Employment  Agreement  dated  August  1, 2000 (i)           X                     X
                  between  Carolina  Power & Light  Company and Fred Day IV,
                  C.S.  "Scotty" Hinnant and E. Michael  Williams;  and (ii)
                  between  CP&L  Service  Company LLC and Bonnie V.  Hancock and  Cecil  L.  Goodnight  (filed  as  Exhibit  10(vi)  to
                  Quarterly  Report  on Form 10-Q for the  quarterly  period ended  September  30,  2000,  File  No.  1-15929  and  No.
                  1-3382).

+*10c(26)         Employment  Agreement  dated  November  30,  2000  between           X
                  Carolina Power & Light Company,  Florida Power Corporation
                  and  H.  William   Habermeyer,   Jr.   (filed  as  Exhibit
                  10.(b)(32)  to Florida  Progress  Corporation  and Florida
                  Power  Corporation  Annual  Reports  on Form  10-K for the
                  year ended December 31, 2000).



+10c(27)          Form of Employment Agreement between (i) Progress Energy             X
                  Service Company, LLC and Brenda F. Castonguay, effective
                  September 2002; and (ii) Progress Energy Service Company and
                  John R. McArthur, effective January 2003.

12                Computation  of Ratio of  Earnings  to Fixed  Charges  and           X                     X
                  Ratio of Earnings  to Fixed  Charges  Preferred  Dividends
                  Combined.

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

                              PROGRESS ENERGY, INC.
                                 EXHIBIT NO. 12
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
       PREFERRED DIVIDENDS COMBINED AND RATIO OF EARNINGS TO FIXED CHARGES

                                                        --------------------------------------------------------------------------
                                                                             Years Ended December 31,
                                                        --------------------------------------------------------------------------

                                                             2002           2001             2000          1999         1998
                                                             ----           ----             ----          ----         ----

                                                                              (Thousands of Dollars)
Earnings, as defined:
  Income from continuing operations                     $     552,169   $    540,396    $     477,922  $   383,299  $  396,271
  Fixed charges, as below                                     676,517        717,772          275,155      196,947     196,445
  Capitalized interest                                        (38,240)             -                -            -           -
  Income taxes, as below                                     (165,957)      (162,487)         188,353      249,867     249,180
                                                        --------------    -----------   -------------- ------------ -----------
    Total earnings, as defined                          $   1,024,489   $  1,095,681    $     941,430  $   830,113  $  841,896
                                                        ==============    ===========   ============== ============ ===========

Fixed Charges, as defined:
  Interest on long-term debt                            $     599,919   $    577,987    $     223,914  $   173,978  $  169,901
  Other interest                                               41,655        111,707           37,656        6,733      11,156
  Imputed interest factor in rentals-charged
    principally to operating expenses                          28,278         20,897            8,756       11,517      10,775
  Preferred dividend requirements of subsidiaries (a)           6,665          7,181            4,710        4,719       4,613
                                                        --------------    -----------   -------------- ------------ -----------
    Total fixed charges, as defined                     $     676,517   $    717,772    $     275,036  $   196,947  $  196,445
                                                        ==============    ===========   ============== ============ ===========

Income Taxes:
    Income tax expense (benefit)                        $    (157,808)  $   (154,338)   $     196,502  $   258,018   $ 257,494
    Included in AFUDC - deferred taxes in
       book depreciation                                       (8,149)        (8,149)          (8,149)      (8,149)     (8,314)
                                                        --------------    -----------   -------------- ------------ -----------
    Total income taxes                                  $    (165,957)  $   (162,487)   $     188,353  $   249,869  $  249,180
                                                        ==============    ===========   ============== ============ ===========

Ratio of Earnings to Fixed Charges                               1.51           1.53             3.42         4.21        4.29


(a)  Presented on a pretax basis based on effective income tax rate

                         CAROLINA POWER & LIGHT COMPANY
                                 EXHIBIT NO. 12
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
       PREFERRED DIVIDENDS COMBINED AND RATIO OF EARNINGS TO FIXED CHARGES

                                                        ----------------------------------------------------------------------
                                                                             Years Ended December 31,
                                                        ----------------------------------------------------------------------

                                                             2002          2001          2000          1999          1998
                                                             ----          ----          ----          ----          ----

                                                                              (Thousands of Dollars)
Earnings, as defined:
  Net income                                            $     430,932     $ 364,231  $    461,028   $   382,255  $    399,238
  Fixed charges, as below                                     235,026       270,305       248,759       202,491       191,832
  Income taxes, as below                                      199,211       215,084       282,122       250,272       249,180
                                                        --------------   ----------- ------------- ------------- -------------
    Total earnings, as defined                          $     865,169     $ 849,620  $    991,909   $   835,018  $    840,250
                                                        ==============   =========== ============= ============= =============

Fixed Charges, as defined:
  Interest on long-term debt                            $     204,672     $ 245,808  $    223,562   $   180,676  $    169,901
  Other interest                                               12,338        11,333        16,441        10,298        11,156
  Imputed interest factor in rentals-charged
    principally to operating expenses                          18,016        13,163         8,756        11,517        10,775
                                                        --------------   ----------- ------------- ------------- -------------
    Total fixed charges, as defined                     $     235,026     $ 270,304  $    248,759   $   202,491  $    191,832
                                                        ==============   =========== ============= ============= =============

Earnings Before Income Taxes                            $     630,143     $ 579,315  $    743,150   $   632,527  $    648,418
                                                        ==============   =========== ============= ============= =============

Ratio of Earnings Before Income Taxes to Net Income              1.46          1.59          1.61          1.65          1.62

Income Taxes:
    Income tax expense                                  $     207,360     $ 223,233  $    290,271   $   258,421  $    257,494
    Included in AFUDC - deferred taxes in
       book depreciation                                       (8,149)       (8,149)       (8,149)       (8,149)       (8,314)
                                                        --------------   ----------- ------------- ------------- -------------
    Total income taxes                                  $     199,211     $ 215,084  $    282,122   $   250,272  $    249,180
                                                        ==============   =========== ============= ============= =============

Fixed Charges and Preferred Dividends Combined:
  Preferred dividend requirements                       $       2,964     $   2,964  $      2,966   $     2,967  $      2,967
  Portion deductible for income tax purposes                     (312)         (312)         (312)         (312)         (312)
                                                        --------------   ----------- ------------- ------------- -------------
  Preferred dividend requirements not deductible        $       2,652     $   2,652  $      2,654   $     2,655  $      2,655
                                                        ==============   =========== ============= ============= =============

Preferred dividend factor:
    Preferred dividends not deductible times ratio of
      Earnings before income taxes to net income        $       3,872     $   4,217  $      4,273   $     4,407  $      4,301
    Preferred dividends deductible for income taxes               312           312           312           312           312
    Fixed charges, as above                                   235,026       270,305       248,759       202,491       191,832
                                                        --------------   ----------- ------------- ------------- -------------
      Total fixed charges and preferred dividends       $     239,210     $ 274,834  $    253,344   $   207,210  $    196,445
         combined                                       ==============   =========== ============= ============= =============

Ratio of Earnings to Fixed Charges                               3.68          3.14          3.99          4.12          4.38

Ratio of Earnings to Fixed Charges and Preferred
  Dividends Combined                                             3.62          3.09          3.92          4.03          4.28

                                                                     Exhibit 21


                      SUBSIDIARIES OF PROGRESS ENERGY, INC.
                              AT DECEMBER 31, 2002


The following is a list of certain direct and indirect subsidiaries of Progress Energy, Inc. and their respective states of incorporation:

Carolina Power & Light Company                                   North Carolina
    Caronet, Inc.                                                North Carolina

Florida Progress Corporation                                     Florida
    Florida Power Corporation                                    Florida
    Progress Telecommunications Corporation                      Florida
    Progress Capital Holdings, Inc.                              Florida
             Progress Fuels Corporation                          Florida
                      Progress Rail Services Corporation         Alabama

North Carolina Natural Gas Corporation                           Delaware

Progress Ventures, Inc.                                          North Carolina

Strategic Resource Solutions Corp.                               North Carolina

Progress Energy Service Company, LLC                             North Carolina

                                                                  Exhibit 23(a)


                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-33520 on Form S-8, Post-Effective Amendment 1 to Registration Statement No. 33-38349 on Form S-3, Registration Statement No. 333-81278 on Form S-3, Registration Statement No. 333-81278-01 on Form S-3, Registration Statement No. 333-81278-02 on Form S-3, Registration Statement No. 333-81278-03 on Form S-3, Post-Effective Amendment 1 to Registration Statement No. 333-69738 on Form S-3, Registration Statement No. 333-70332 on Form S-8, Registration Statement No. 333-87274 on Form S-3, Post-Effective Amendment 1 to Registration Statement No. 333-47910 on Form S-3, Registration Statement No. 333-52328 on Form S-8, Post-Effective Amendment 1 to Registration Statement No. 333-89685 on Form S-8, and Registration Statement No. 333-48164 on Form S-8 of Progress Energy, Inc. of our reports dated February 12, 2003 (which express an unqualified opinion and include an explanatory paragraph referring to the Company's change in 2002 in its method of accounting for goodwill); appearing in this Annual Report on Form 10-K of Progress Energy, Inc. for the year ended December 31, 2002.

We also consent to the incorporation by reference in Registration Statement No. 333-58800 on Form S-3 of Carolina Power & Light Company of our reports dated February 12, 2003, appearing in this Annual Report on Form 10-K of Carolina Power & Light Company for the year ended December 31, 2002.


/s/ Deloitte & Touche LLP
Raleigh, North Carolina
March 19, 2003