Form 10-Q
period 2003-03-31
CAROLINA POWER & LIGHT CO; PROGRESS ENERGY INC
filed 2003-05-09
CIK 17797, 1094093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 ---------------

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to         .
                                             ----------    --------

Commission           Exact name of registrants as specified in their charters, state of           I.R.S. Employer
File Number      incorporation, address of principal executive offices, and telephone number   Identification Number

 1-15929                                   Progress Energy, Inc.                                   56-2155481
                                      410 South Wilmington Street
                                   Raleigh, North Carolina 27601-1748
                                      Telephone: (919) 546-6111
                                 State of Incorporation: North Carolina



 1-3382                               Carolina Power & Light Company                               56-0165465
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

Indicate by check mark whether Progress Energy, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X. No __.

Indicate by check mark whether Carolina Power & Light Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __. No X .

This combined Form 10-Q is filed separately by two registrants: Progress Energy, Inc. (Progress Energy) and Carolina Power & Light Company. Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2003, each registrant had the following shares of common stock outstanding:

         Registrant                        Description                 Shares
         ----------                        -----------                 ------
Progress Energy, Inc.            Common Stock (Without Par Value)    240,800,322
Carolina Power & Light Company   Common Stock (Without Par Value)    159,608,055 (all of which
                                                                     were held by Progress
                                                                     Energy, Inc.)

            PROGRESS ENERGY, INC. AND PROGRESS ENERGY CAROLINAS, INC.
                FORM 10-Q - For the Quarter Ended March 31, 2003



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

        Carolina Power & Light Company
        d/b/a Progress Energy Carolinas, Inc.
        ------------------------------------------
        Consolidated Statements of Income
        Consolidated Balance Sheets
        Consolidated Statements of Cash Flows
        Notes to Consolidated Interim Financial Statements

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

Item 6. Exhibits and Reports on Form 8-K

Signatures

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

     TERM                                    DEFINITION

AFUDC              Allowance for funds used during construction
the Agreement      Stipulation and Settlement Agreement
Bcf                Billion cubic feet
the Code           Internal Revenue Service Code
Colona             Colona Synfuel Limited Partnership, L.L.L.P.
the Company        Progress Energy, Inc. and subsidiaries
CP&L               Carolina Power & Light Company, currently referred to as Progress Energy Carolinas or PEC
CR3                Progress Energy Florida's nuclear generating plant, Crystal River Unit No. 3
CVO                Contingent value obligation
DIG                Derivatives Implementation Group
DOE                United States Department of Energy
Dt                 Dekatherm
DWM                North Carolina Department of Environment and Natural Resources, Division of Waste
                   Management
EBITDA             Earnings before interest, taxes, and depreciation and amortization
EITF               Emerging Issues Task Force
ENCNG              Eastern North Carolina Natural Gas Company, formerly referred to as Eastern NC
EPA                United States Environmental Protection Agency
FASB               Financial Accounting Standards Board
FDEP               Florida Department of Environment and Protection
FERC               Federal Energy Regulatory Commission
FIN No. 45         FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements"
FIN No. 46         FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - An
                   Interpretation of ARB No. 51"
FPC                Florida Progress Corporation
FPSC               Florida Public Service Commission
GAAP               Accounting principles generally accepted in the United States of America
Genco              Progress Genco Ventures, LLC
IRS                Internal Revenue Service
Jackson            Jackson Electric Membership Corp.
KWh                Kilowatt-hour
MACT               Maximum Available Control Technology
MGP                Manufactured Gas Plant
MW                 Megawatt
NCNG               North Carolina Natural Gas Corporation
NCUC               North Carolina Utilities Commission
NOx                SIP Call EPA rule which requires 23
                   jurisdictions including North and South
                   Carolina and Georgia to further reduce
                   nitrogen oxide emissions
NRC                United States Nuclear Regulatory Commission
PCH                Progress Capital Holdings, Inc.
PEC                Progress Energy Carolinas, Inc., formerly referred to as Carolina Power & Light Company
PEF                Progress Energy Florida, Inc., formerly referred to as Florida Power Corporation
PES                Progress Energy Solutions, formerly referred to as Strategic Resource Solutions Corp.  or
                   SRS
PFA                IRS Prefiling Agreement
the Plan           Revenue Sharing Incentive Plan
PLRs               Private Letter Rulings
Progress Energy    Progress Energy, Inc.
Progress Rail      Progress Rail Services Corporation
Progress Telecom   Progress Telecommunications Corporation



PUHCA              Public Utility Holding Company Act of 1935, as amended
PVI                Legal entity of Progress Ventures, Inc., formerly referred to as CPL Energy Ventures, Inc.
PWR                Pressurized water reactor
RAFT               Railcar Asset Financing Trust
RTO                Regional Transmission Organization
SCPSC              Public Service Commission of South Carolina
SEC                United States Securities and Exchange Commission
Section 29         Section 29 of the Internal Revenue Service Code
Service Company    Progress Energy Service Company, LLC
SFAS No. 5         Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies"
SFAS No. 71        Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of
                   Certain Types of Regulation"
SFAS No. 131       Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
                   Enterprise and Related Information"
SFAS No. 133       Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and
                   Hedging Activities"
SFAS No. 142       Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible
                   Assets"
SFAS No. 143       Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement
                   Obligations"
SFAS No. 148       Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
                   Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123"
SFAS No. 149       Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on
                   Derivative Instruments and Hedging Activities"
SMD NOPR           Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination
                   through Open Access Transmission and Standard Market Design
SRS                Strategic Resource Solutions Corp.
the Trust          FPC Capital I


         SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The matters discussed throughout this Form combined 10-Q that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

In addition, forward-looking statements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the sub-heading "Other Matters" about the effects of new environmental regulations, nuclear decommissioning costs and the effect of electric utility industry restructuring.

Any forward-looking statement speaks only as of the date on which such statement is made, and neither Progress Energy, Inc. (Progress Energy) nor Progress Energy Carolinas, Inc. (PEC) undertakes any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

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

These and other risk factors are detailed from time to time in the Progress Energy and PEC SEC reports. Many, but not all of the factors that may impact actual results are discussed in the Risk Factors sections of Progress Energy's and PEC's annual report on Form 10-K for the year ended December 31, 2002, which was filed with the SEC on March 21, 2003. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond the control of Progress Energy and PEC. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Progress Energy and PEC.

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                              Progress Energy, Inc.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 March 31, 2003

CONSOLIDATED STATEMENTS OF INCOME
                                                                 Three Months Ended
(Unaudited)                                                           March 31,
--------------------------------------------------------------------------------------
(In thousands except per share data)                               2003        2002
--------------------------------------------------------------------------------------
Operating Revenues
   Utility                                                   $ 1,653,887  $ 1,497,923
   Diversified business                                          362,117      289,379
--------------------------------------------------------------------------------------
      Total Operating Revenues                                 2,016,004    1,787,302
--------------------------------------------------------------------------------------
Operating Expenses
Utility
   Fuel used in electric generation                              411,622      370,588
   Purchased power                                               202,742      181,273
   Operation and maintenance                                     334,313      328,438
   Depreciation and amortization                                 220,088      211,888
   Taxes other than on income                                    102,832       95,922
Diversified business
   Cost of sales                                                 306,941      300,525
   Depreciation and amortization                                  28,268       27,335
   Other                                                          50,258       29,352
--------------------------------------------------------------------------------------
      Total Operating Expenses                                 1,657,064    1,545,321
--------------------------------------------------------------------------------------
Operating Income                                                 358,940      241,981
--------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                 2,767        1,952
   Other, net                                                    (2,450)        6,058
--------------------------------------------------------------------------------------
      Total Other Income                                             317        8,010
--------------------------------------------------------------------------------------
Income before Interest Charges and Income Taxes                  359,257      249,991
--------------------------------------------------------------------------------------
Interest Charges
   Net interest charges                                          156,248      170,168
   Allowance for borrowed funds used during construction         (2,886)      (3,553)
--------------------------------------------------------------------------------------
      Total Interest Charges, Net                                153,362      166,615
--------------------------------------------------------------------------------------
Income from Continuing Operations before Income Tax              205,895       83,376
Income Tax Expense (Benefit)                                       9,029     (40,686)
--------------------------------------------------------------------------------------
Income from Continuing Operations                                196,866      124,062
Discontinued Operations, Net of Tax                               11,290        8,465
--------------------------------------------------------------------------------------
Net Income                                                   $   208,156  $   132,527
--------------------------------------------------------------------------------------
Average Common Shares Outstanding                                233,438      212,979
--------------------------------------------------------------------------------------
Basic and Fully Diluted Earnings per Common Share
   Income from Continuing Operations                         $      0.84  $      0.58
   Discontinued Operations, Net of Tax                       $      0.05  $      0.04
   Net Income                                                $      0.89  $      0.62
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
Dividends Declared per Common Share                          $     0.560  $     0.545
--------------------------------------------------------------------------------------

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.


Progress Energy, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share data)                                            March 31,            December 31,
Assets                                                                        2003                  2002
-------------------------------------------------------------------------------------------------------------
   Utility Plant
Utility plant in service                                                 $  20,803,671        $   20,152,787
Accumulated depreciation                                                    (9,866,434)          (10,480,880)
-------------------------------------------------------------------------------------------------------------
   Utility plant in service, net                                            10,937,237             9,671,907
Held for future use                                                             15,109                15,109
Construction work in progress                                                  826,674               752,336
Nuclear fuel, net of amortization                                              254,771               216,882
-------------------------------------------------------------------------------------------------------------
      Total Utility Plant, Net                                              12,033,791            10,656,234
-------------------------------------------------------------------------------------------------------------
   Current Assets
Cash and cash equivalents                                                       35,487                61,358
Accounts receivable                                                            780,655               737,369
Unbilled accounts receivable                                                   187,451               225,011
Inventory                                                                      844,919               875,485
Deferred fuel cost                                                             229,522               183,518
Assets of discontinued operations                                              494,485               490,429
Prepayments and other current assets                                           255,233               283,036
-------------------------------------------------------------------------------------------------------------
      Total Current Assets                                                   2,827,752             2,856,206
-------------------------------------------------------------------------------------------------------------
   Deferred Debits and Other Assets
Regulatory assets                                                              658,828               393,215
Nuclear decommissioning trust funds                                            788,766               796,844
Diversified business property, net                                           2,074,373             1,884,271
Miscellaneous other property and investments                                   472,642               463,776
Goodwill                                                                     3,719,327             3,719,327
Prepaid pension costs                                                           58,669                60,169
Other assets and deferred debits                                               538,744               522,662
-------------------------------------------------------------------------------------------------------------
      Total Deferred Debits and Other Assets                                 8,311,349             7,840,264
-------------------------------------------------------------------------------------------------------------
      Total Assets                                                       $  23,172,892        $   21,352,704
-------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
-------------------------------------------------------------------------------------------------------------
Common Stock Equity
   Common stock without par value, 500,000,000 shares authorized,
   239,816,121 and 237,992,513 shares issued and outstanding,
   respectively                                                          $   5,007,203        $    4,929,104
   Unearned ESOP common stock                                                  (90,890)             (101,560)
   Accumulated other comprehensive loss                                       (238,290)             (237,762)
   Retained earnings                                                         2,163,431             2,087,227
-------------------------------------------------------------------------------------------------------------
      Total Common Stock Equity                                              6,841,454             6,677,009
-------------------------------------------------------------------------------------------------------------
Preferred Stock of Subsidiaries-Not Subject to Mandatory Redemption             92,831                92,831
Long-Term Debt                                                               9,597,948             9,747,293
-------------------------------------------------------------------------------------------------------------
      Total Capitalization                                                  16,532,233            16,517,133
-------------------------------------------------------------------------------------------------------------
Current Liabilities
   Current portion of long-term debt                                           880,164               275,397
   Accounts payable                                                            718,814               756,287
   Interest accrued                                                            162,817               220,400
   Dividends declared                                                          133,475               132,232
   Short-term obligations                                                      489,675               694,850
   Customer deposits                                                           159,780               158,214
   Liabilities of discontinued operations                                      117,471               124,767
   Other current liabilities                                                   368,474               372,161
-------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                              3,030,670             2,734,308
-------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
   Accumulated deferred income taxes                                           901,258               932,813
   Accumulated deferred investment tax credits                                 202,160               206,221
   Regulatory liabilities                                                      451,769               119,766
   Asset retirement obligations                                              1,209,587                     -
   Other liabilities and deferred credits                                      845,215               842,463
-------------------------------------------------------------------------------------------------------------
      Total Deferred Credits and Other Liabilities                           3,609,989             2,101,263
-------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 15)
-------------------------------------------------------------------------------------------------------------
           Total Capitalization and Liabilities                          $  23,172,892        $   21,352,704
-------------------------------------------------------------------------------------------------------------

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.


Progress Energy, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                        Three Months Ended
(Unaudited)                                                                                       March 31,
(In thousands)                                                                            2003                2002
-------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                           $   208,156         $   132,527
Adjustments to reconcile net income to net cash provided by operating activities:
   Income from discontinued operations                                                   (11,290)             (8,466)
   Depreciation and amortization                                                         281,380             271,029
   Deferred income taxes                                                                  (2,608)             12,194
   Investment tax credit                                                                  (4,061)             (5,435)
   Deferred fuel cost (credit)                                                           (46,004)             49,442
   Net increase in accounts receivable                                                   (14,982)            (16,082)
   Net (increase) decrease in inventories                                                 29,831             (33,766)
   Net (increase) decrease in prepayments and other current assets                        10,184             (10,137)
   Net increase (decrease) in accounts payable                                            42,621             (71,494)
   Net decrease in accrued interest                                                      (57,311)            (64,004)
   Net decrease in other current liabilities                                             (16,776)            (24,053)
   Other                                                                                  14,256              28,113
-------------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                                          433,396             259,868
-------------------------------------------------------------------------------------------------------------------------
Investing Activities
Gross utility property additions                                                        (291,318)           (253,739)
Diversified business property additions and acquisitions                                (222,626)           (495,144)
Nuclear fuel additions                                                                   (67,954)            (33,386)
Net contributions to nuclear decommissioning trust                                       (10,262)            (12,226)
Investments in non-utility activities                                                     (3,383)             (6,088)
Other                                                                                      3,369            (100,313)
-------------------------------------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                                             (592,174)           (900,896)
-------------------------------------------------------------------------------------------------------------------------
Financing Activities
Issuance of common stock, net                                                             73,901                   -
Purchase of restricted shares                                                             (6,560)             (5,393)
Issuance of long-term debt, net                                                          655,136             152,660
Net increase (decrease) in short-term indebtedness                                      (205,175)            892,302
Net decrease in cash provided by checks drawn in excess of bank balances                 (36,847)            (40,046)
Retirement of long-term debt                                                            (225,608)           (104,533)
Dividends paid on common stock                                                          (133,286)           (119,206)
Other                                                                                     11,240              68,597
-------------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                                          132,801             844,381
-------------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used in) Discontinued Operations                                           106                (542)
-------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                     (25,871)            202,811
Cash and Cash Equivalents at Beginning of the Period                                      61,358              53,708
-------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                       $    35,487         $   256,519
-------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year -  interest (net of amount capitalized)                    $   209,194         $   231,067
                             income taxes (net of refunds)                           $     3,345         $     4,334

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.


Progress Energy, Inc.
SUPPLEMENTAL  DATA SCHEDULE                                   Three Months Ended
                                                                   March 31,
(Unaudited)                                                 2003             2002
------------------------------------------------------------------------------------------

Operating Revenues (in thousands)
Utility
   Retail                                              $ 1,344,132     $ 1,260,810
   Wholesale                                               280,723         194,945
   Unbilled                                                (31,673)         (3,259)
   Miscellaneous revenue                                    60,705          45,427
----------------------------------------------------------------------------------------
      Total Utility                                      1,653,887       1,497,923
Diversified business                                       362,117         289,379
----------------------------------------------------------------------------------------
      Total Operating Revenues                         $ 2,016,004     $ 1,787,302
----------------------------------------------------------------------------------------

Energy Sales - Utility
Utility (millions of kWh)
   Retail
      Residential                                            9,140           8,045
      Commercial                                             5,425           5,246
      Industrial                                             3,921           3,869
      Other retail                                             999             946
----------------------------------------------------------------------------------------
      Total Retail                                          19,485          18,106
   Wholesale                                                 5,895           4,311
   Unbilled                                                   (425)           (156)
----------------------------------------------------------------------------------------
      Total Utility                                         24,955          22,261
----------------------------------------------------------------------------------------

Energy Supply - Utility (millions of kWh)
   Generated - Steam                                        12,982          11,414
               Nuclear                                       7,612           7,228
               Hydro                                           254             139
               Combustion turbines                           1,732           1,585
   Purchased                                                 3,446           2,993
----------------------------------------------------------------------------------------
      Total Energy Supply - (Company Share)                 26,026           23,359
----------------------------------------------------------------------------------------

Detail of Income Taxes (in thousands)
   Income tax expense (credit) - Current               $    15,698     $   (47,445)
                                 Deferred                   (2,608)         12,194
                                 Investment tax credit      (4,061)         (5,435)
----------------------------------------------------------------------------------------
      Total Income Tax Expense (Benefit)               $     9,029     $   (40,686)
----------------------------------------------------------------------------------------

Progress Energy, Inc.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     A.   Organization

     Progress Energy, Inc. (Progress Energy or the Company) is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), as amended. Both the Company and its subsidiaries are subject to the regulatory provisions of PUHCA. Effective January 1, 2003, Carolina Power & Light Company, Florida Power Corporation and Progress Ventures, Inc. (PVI) began doing business under the names Progress Energy Carolinas, Inc., Progress Energy Florida, Inc. and Progress Energy Ventures, Inc., respectively. The legal names of these entities have not changed, and there was no restructuring of any kind related to the name change. The current corporate and business unit structure remains unchanged.

     Through its wholly owned  subsidiaries,  Progress  Energy  Carolinas,  Inc.
     (PEC) and Progress Energy Florida, Inc. (PEF), the Company is engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in portions of North Carolina, South Carolina and Florida. The Progress Ventures business unit consists of the Fuels and Competitive Commercial Operations (CCO) operating segments. The Fuels operating segment includes natural gas drilling and production, coal mining and synthetic fuels production. The CCO operating segment includes nonregulated generation and energy marketing and limited trading activities. Through other business units, the Company engages in other nonregulated business areas, including energy management and related services, rail services and telecommunications. Progress Energy's legal structure is not currently aligned with the functional management and financial reporting of the Progress Ventures business unit. Whether, and when, the legal and functional structures will converge depends upon legislative and regulatory action, which cannot currently be anticipated.

     B.   Basis of Presentation

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements for the period ended December 31, 2002 and notes thereto included in Progress Energy's Form 10-K for the year ended December 31, 2002.

     The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

     In preparing financial statements that conform with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates.

2.   ACQUISITIONS

     A.   Acquisition of Natural Gas Reserves

     During the first quarter of 2003, Progress Fuels Corporation, a wholly owned subsidiary of Progress Energy, entered into three independent transactions to acquire approximately 162 natural gas-producing wells with proven reserves of approximately 195 billion cubic feet (Bcf) from Republic Energy, Inc. and two other privately-owned companies, all headquartered in Texas. The primary assets in the acquisition have been contributed to

     Progress Fuels North Texas Gas, L.P., a wholly owned subsidiary of Progress Fuels Corporation. The total cash purchase price for the transactions was $148 million.

     B.   Wholesale Energy Contract Acquisition

     On March 20, 2003, PVI entered into a definitive agreement with Williams Energy Marketing and Trading, a subsidiary of The Williams Companies, Inc., to acquire a long-term full-requirements power supply agreement at fixed prices with Jackson Electric Membership Corp. (Jackson), located in Jefferson, Georgia. The agreement calls for a $188 million cash payment to Williams Energy Marketing and Trading in exchange for assignment of the Jackson supply agreement. The power supply agreement terminates in 2015, with a first refusal option to extend for five years. The agreement includes the use of 640 megawatts (MW) of contracted Georgia System generation comprised of nuclear, coal, gas and pumped-storage hydro resources. PVI expects to supplement the acquired resources with its own intermediate and peaking assets in Georgia to serve Jackson's forecasted 1,100 MW peak demand in 2005 growing to a forecasted 1,700 MW demand by 2015. The transaction is expected to close in the second quarter of 2003, subject to customary closing conditions.

3.   DIVESTITURES

     A.   NCNG Divestiture

     On October 16, 2002, the Company announced the Board of Directors' approval to sell North Carolina Natural Gas Corporation (NCNG) and the Company's equity investment in Eastern North Carolina Natural Gas Company (ENCNG) to Piedmont Natural Gas Company, Inc., for approximately $400 million in net proceeds. The sale is expected to close during the summer of 2003 and must be approved by the NCUC and federal regulatory agencies.

     The accompanying consolidated interim financial statements have been restated for all periods presented for the discontinued operations of NCNG. The net income of these operations is reported as discontinued operations in the Consolidated Statements of Income. Interest expense of $3.7 million and $4.0 million for the three months ended March 31, 2003 and 2002, respectively, has been allocated to discontinued operations based on the net assets of NCNG, assuming a uniform debt-to-equity ratio across the Company's operations. The Company ceased recording depreciation upon classification of the assets as discontinued operations. After-tax depreciation expense recorded by NCNG during the first quarter of 2002 was $2.9 million. The asset group, including goodwill, has been recorded at fair value less cost to sell, resulting in an estimated loss on disposal of approximately $29.4 million, which was recorded in the fourth quarter of 2002 until the disposition is complete and the actual loss can be determined. Results of discontinued operations for the three months ended March 31, were as follows:

     (in thousands)                                      2003                2002
                                                    ----------------    ---------------
     Revenues                                          $  154,226           $ 86,115
                                                    ================    ===============
     Earnings before income taxes                      $   18,483           $ 14,035
     Income tax expense                                     7,193              5,570
                                                    ----------------    ---------------
     Net earnings from discontinued operations         $   11,290            $ 8,465
                                                    ================    ===============

     The major balance sheet classes included in assets and liabilities of discontinued operations in the Consolidated Balance Sheets are as follows:

                                                       March 31,          December 31,
     (in thousands)                                      2003                2002
                                                    ---------------    ----------------
     Utility plant, net                                $  401,035         $  398,931
     Current assets                                        75,338             72,821
     Deferred debits and other assets                      18,112             18,677
                                                    ---------------    ----------------
          Assets of discontinued operations            $  494,485         $  490,429
                                                    ===============    ================

     Current liabilities                               $   68,185         $   76,372
     Deferred credits and other liabilities                49,286             48,395
                                                    ---------------    ----------------
          Liabilities of discontinued operations       $  117,471         $  124,767
                                                    ===============    ================

     The Company's equity investment in ENCNG of $7.7 million as of March 31, 2003 and December 31, 2002 is included in miscellaneous other property and investments in the Consolidated Balance Sheets.

     B.   Railcar Ltd. Divestiture

     In December 2002, the Progress Energy Board of Directors adopted a resolution to sell the assets of Railcar Ltd., a leasing subsidiary included in the Rail Services segment. A series of sales transactions is expected to take place throughout 2003. An estimated impairment on assets held for sale was recognized in December 2002 for the write-down of the assets to be sold to fair value less the costs to sell.

     The assets of Railcar Ltd. have been grouped as assets held for sale and are included in other current assets on the Consolidated Balance Sheets as of March 31, 2003. The assets are recorded at $23.8 million and $23.6 million as of March 31, 2003 and December 31, 2002, respectively.

     On March 12, 2003, the Company signed a letter of intent to sell the majority of Railcar Ltd. assets to The Andersons, Inc. The majority of the proceeds from the sale will be used by the Company to pay off certain Railcar Ltd. off balance sheet lease obligations for railcars that will be transferred to The Andersons, Inc. as part of the sales transaction. The transaction is subject to various closing conditions including financing, due diligence and the completion of a definitive purchase agreement.

4.   FIANANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company currently has the following business segments: Progress Energy Carolinas Electric (PEC Electric), Progress Energy Florida (PEF), Fuels, Competitive Commercial Operations (CCO), Rail Services (Rail) and Other Businesses (Other). Prior to 2003, Fuels and CCO were reported together as the Progress Ventures business segment and corporate costs were included in the Other segment. These reportable segment changes reflect the current management structure. Additionally, earnings from wholesale customers of the regulated plants have previously been reported in both the regulated utilities' results and the results of Progress Ventures. With the realignment of the reportable business segments, these results are now included in each of the respective regulated utilities' results only. The prior period has been restated to reflect these changes.

     The PEC Electric and PEF segments are engaged in the generation, purchase, transmission, distribution and sale of electric energy primarily in portions of North Carolina, South Carolina and Florida. These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utility Commission (NCUC), the Public Service Commission of South Carolina (SCPSC), the Florida Public Service Commission (FPSC) and the U.S. Nuclear Regulatory Commission (NRC).

     Fuels' operations include natural gas drilling and production, coal mining and terminals and synthetic fuels production.

     CCO operations include nonregulated electric generation operations and energy marketing and limited trading activities on behalf of its nonregulated plants. The increase in revenue and income from continuing operations in 2003 is primarily due to a tolling agreement termination payment from Dynegy.

     Rail segment operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, and scrap metal recycling. These activities include maintenance and reconditioning of salvageable scrap components of railcars, locomotive repair and right-of-way maintenance.

     The  Other   segment   primarily   includes  the   operations  of  Progress
     Telecommunications Corporation (Progress Telecom) and nonregulated subsidiaries that do not meet the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     The Company's corporate operations include the operations of the holding company, the Progress Energy Service Company, LLC (Service Company) and intercompany elimination transactions. The operating business segments combined with the corporate operations represent the total continuing operations of the Company. In prior periods, Corporate was reported as a component of the Other segment.

     The discontinued operations related to the sale of NCNG are not included as an operating segment.

     The following summarizes the revenues, income from continuing operations and assets for the business segments, corporate and total Progress Energy. The 2002 information has been restated to align with the 2003 segment structure.

                                                         Revenues
                                       -----------------------------------------------
                                                                                            Income
                                                                                             from
                                                                                          Continuing
     (in thousands)                    Unaffiliated   Intersegment         Total          Operations         Assets
                                       ------------  ---------------  ----------------   ------------    -------------
     FOR THE THREE MONTHS ENDED
     MARCH 31, 2003
     PEC Electric                      $   925,470     $        -       $   925,470       $ 134,577      $  9,616,357
     PEF                                   728,417              -           728,417          70,757         5,716,828
     Fuels                                 129,874        117,396           247,270          26,565         1,151,361
     CCO                                    37,152              -            37,152           8,526         1,504,197
     Rail                                  177,687            122           177,809          (3,396)          504,533
     Other                                  17,352              -            17,352             335            50,091
     Corporate                                  52       (117,518)         (117,466)        (40,498)        4,135,040
                                       ------------  ---------------  ----------------   ------------    -------------
     Consolidated totals               $ 2,016,004     $        0       $ 2,016,004       $ 196,866      $ 22,678,407
                                       ------------  ---------------  ----------------   ------------    -------------

     FOR THE THREE MONTHS ENDED
     MARCH 31, 2002
     PEC Electric                      $   811,482     $        -       $   811,482       $  85,533      $  9,092,069
     PEF                                   686,441              -           686,441          57,743         5,039,094
     Fuels                                 102,312        133,976           236,288          41,596           743,686
     CCO                                     9,046              -             9,046          (2,112)        1,157,066
     Rail                                  154,469            496           154,965            (701)          596,765
     Other                                  23,552              -            23,552          (4,938)          618,796
     Corporate                                   -       (134,472)         (134,472)        (53,059)        3,858,691
                                       ------------  ---------------  ----------------   ------------    -------------
     Consolidated totals               $ 1,787,302     $        0       $ 1,787,302       $ 124,062      $ 21,106,167
                                       ------------  ---------------  ----------------   ------------    -------------


5.   IMPACT OF NEW ACCOUNTING STANDARDS

     SFAS No. 148,  "Accounting  for Stock-Based  Compensation"
     For purposes of Company's stock the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," the estimated fair value of the Company's stock options is amortized to expense over the options' vesting period. The Company's information related to the pro forma impact on earnings and earnings per share assuming stock options were expensed for the three months ended March 31 is as follows:

     (in thousands except per share data)                               2003               2002
                                                                   ----------------   ---------------
     Net income, as reported                                             $ 208,156         $ 132,527
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects               2,579             1,792
                                                                   ----------------   ---------------
     Pro forma net income                                                $ 205,577         $ 130,735
                                                                   ================   ===============

     Basic and fully diluted earnings per share
       As reported                                                           $0.89             $0.62
       Pro forma                                                             $0.88             $0.61

     In April 2003, the Financial Accounting Standards Board (FASB) approved certain decisions on its stock-based compensation project. Some of the key decisions reached by the FASB were that stock-based compensation should be recognized in the income statement as an expense and that the expense should be measured as of the grant date at fair value. A significant issue yet to be addressed by the FASB is the determination of the appropriate fair value measure. The FASB has not yet scheduled when it will deliberate additional issues in this project; however, the FASB plans to issue an exposure draft in 2003 that could become effective in 2004.

     SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies SFAS No. 133 on accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The new guidance incorporates decisions made as part of the Derivatives Implementation Group (DIG) process, as well as decisions regarding implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating what effects, if any, this statement will have on its results of operations and financial position.

     FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34" (FIN No.
     45). This interpretation clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The applicable disclosures required by FIN No. 45 have been made in Notes 12 and 15. The adoption of FIN No. 45 did not have a material effect on the Company's results of operations or financial condition.

     FIN No. 46,  "Consolidation of Variable Interest Entities"
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. During the first quarter of 2003, the Company did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 in the third quarter of 2003.

     The Company is currently evaluating what effects, if any, this interpretation will have on its results of operations and financial position. During this evaluation process, several arrangements through its Railcar Ltd. subsidiary have been identified to which this interpretation may apply. These arrangements include an agreement with Railcar Asset Financing Trust (RAFT), a receivables securitization trust, and seven synthetic leases. Because the Company expects to sell the majority of Railcar Ltd. during 2003 (See Note 3B) and divest of its interests in these arrangements, the application of FIN No. 46 is not expected to have a material impact with respect to these arrangements. If these interests are not divested as currently planned, the maximum cash obligations under these arrangements total approximately $54.3 million. However, management believes the maximum cash obligations would be significantly reduced based on the current fair values of the underlying assets related to these arrangements.

6.   ASSET RETIREMENT OBLIGATIONS

     SFAS No. 143, "Accounting for Asset Retirement Obligations," provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and was adopted by the Company effective January 1, 2003. This statement requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Cumulative accretion and accumulated depreciation were recognized for the time period from the date the liability would have been recognized had the provisions of this statement been in effect, to the date of adoption of this statement. For assets acquired through acquisition, the cumulative effect was based on the acquisition date.

     Upon adoption of SFAS No. 143, the Company recorded asset retirement obligations (AROs) totaling $1,182.5 million for nuclear decommissioning of radiated plant at PEC and PEF. The Company used an expected cash flow approach to measure these obligations. This amount includes accruals recorded prior to adoption totaling $775.2 million, which were previously recorded in accumulated depreciation. The related asset retirement costs, net of accumulated depreciation, recorded upon adoption totaled $367.5 million for regulated operations. The adoption of this statement had no impact on the income of the regulated entities, as the effects were offset by the establishment of a regulatory asset and a regulatory liability pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." A regulatory asset was recorded related to PEC in the amount of $271.1 million, representing the cumulative accretion and accumulated depreciation for the time period from the date the liability would have been recognized had the provisions of this statement been in effect to the date of adoption, less amounts previously recorded. A regulatory liability was recorded related to PEF in the amount of $231.3 million, representing the amount by which previously recorded accruals exceeded the cumulative accretion and accumulated depreciation for the time period from the date the liability would have been recognized had the provisions of this statement been in effect at the date of the acquisition of the assets by Progress Energy to the date of adoption.

     Funds set aside in the Company's nuclear decommissioning trust fund for the nuclear decommissioning liability totaled $788.8 million at March 31, 2003 and $796.8 million at December 31, 2002.

     The Company also recorded AROs totaling $10.3 million for synthetic fuel operations of PVI and coal mine operations, synthetic fuel operations and gas production of Progress Fuels Corporation. The Company used an expected cash flow approach to measure these obligations. This amount includes accruals recorded prior to adoption totaling $4.6 million, which was previously recorded in other liabilities and deferred credits. The related asset retirement costs, net of accumulated depreciation, recorded upon adoption totaled $7.0 million for nonregulated operations. The cumulative effect of initial adoption of this statement related to nonregulated operations was $1.3 million of pre-tax income. The ongoing impact on earnings related to accretion and depreciation was not significant for the three months ended March 31, 2003.

     Pro forma net income has not been presented for prior years because the pro forma application of SFAS No. 143 to prior years would result in pro forma net income not materially different from the actual amounts reported.

     The Company has identified but not recognized AROs related to electric transmission and distribution, gas distribution and telecommunications assets as the result of easements over property not owned by the Company. These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements as the Company intends to utilize these properties indefinitely. In the event the Company decides to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

     The utilities have previously recognized removal costs as a component of depreciation in accordance with regulatory treatment. As of March 31, 2003, the portion of such costs not representing AROs under SFAS No. 143 was $893.2 million for PEC, $931.4 million for PEF and $38.3 million for NCNG. The amounts for PEC and PEF are included in accumulated depreciation on the accompanying Consolidated Balance Sheets. The amount for NCNG is included as an offset to assets of discontinued operations on the accompanying Consolidated Balance Sheets. PEC and PEF have collected amounts for non-radiated areas at nuclear facilities, which do not represent asset retirement obligations. The amounts at March 31, 2003 were $63.8 million for PEC and $61.5 million for PEF, which are included in accumulated depreciation on the accompanying Consolidated Balance Sheets. PEF previously collected amounts for dismantlement of its fossil generation plants. As of March 31, 2003, this amounted to $142.0 million, which is included in accumulated depreciation on the accompanying Consolidated Balance Sheets. This collection was suspended pursuant to the rate case settlement discussed in Note 13A.

     PEC filed a request with the NCUC requesting deferral of the difference between expense pursuant to SFAS No. 143 and expense as previously determined by the NCUC. The NCUC granted the deferral of the January 1, 2003 cumulative adjustment, but denied the deferral of the ongoing effects, citing a lack of information concerning the ongoing effects that would support the granting of such a deferral. The Company is in the process of providing additional information to the NCUC that it believes will demonstrate that deferral of the ongoing effects should also be allowed. Accordingly, for the quarter ended March 31, 2003, PEC deferred the ongoing effects. If PEC had not deferred the ongoing effects, pre-tax income for the quarter would have increased by approximately $5.7 million, which represents a decrease in non-ARO cost of removal expense, partially offset by an increase in decommissioning expense.

     On April 8, 2003, the SCPSC approved a joint request by PEC, Duke Energy and South Carolina Electric and Gas Company for an accounting order to authorize the deferral of all cumulative and prospective effects related to the adoption of SFAS No. 143.

     On January 23, 2003, the Staff of the FPSC issued a notice of proposed rule development to adopt provisions relating to accounting for asset retirement obligations under SFAS No. 143. Accompanying the notice was a draft rule presented by the Staff which adopts the provisions of SFAS No. 143 along with the requirement to record the difference between amounts prescribed by the FPSC and those used in the application of SFAS No. 143 as regulatory assets or regulatory liabilities, which was accepted by all parties. The adoption and acceptance of this draft rule is subject to FPSC approval.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

     SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill be tested for impairment at least annually and more frequently when indicators of impairment exist. SFAS No. 142 requires a two-step fair value-based test. The first step, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss if step one indicates a potential impairment, compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. This assessment could result in periodic impairment charges.

     During 2002, the Company completed the acquisition of two electric generating projects, Walton County Power, LLC and Washington County Power, LLC. The acquisition resulted in goodwill of $64.1 million. The Company performed the annual goodwill impairment test in the first quarter of 2003, which indicated no impairment.

     During 2002, the Company also acquired Westchester Gas Company. The purchase price was finalized during the first quarter 2003 with all of the purchase price allocated to fixed assets including oil and gas properties. No goodwill was recorded.

     The carrying amounts of goodwill at March 31, 2003, by reportable segment, are $1.9 billion, $1.7 billion, and $64.1 million for PEC Electric, PEF and CCO, respectively.

     The gross carrying amount and accumulated amortization of the Company's intangible assets as of March 31, 2003 and December 31, 2002 are as follows:

                                                  March 31, 2003                               December 31, 2002
                                    -------------------------------------------    ------------------------------------------
     (in thousands)                    Gross Carrying         Accumulated             Gross Carrying         Accumulated
                                           Amount             Amortization                Amount            Amortization
                                    --------------------- ---------------------    --------------------- --------------------
     Synthetic fuel intangibles          $ 140,469             $ (49,953)                $ 140,469            $ (45,189)
     Power sale agreements                  33,000                (7,265)                   33,000               (5,593)
     Other                                  42,005                (8,531)                   40,968               (7,792)
                                    --------------------- ---------------------    --------------------- --------------------
                 Total                   $ 215,474             $ (65,749)                $ 214,437            $ (58,574)
                                    --------------------- ---------------------    --------------------- --------------------

     All of the Company's intangibles are subject to amortization. Synthetic fuel intangibles represent intangibles for synthetic fuel technology. These intangibles are being amortized on a straight-line basis until the expiration of tax credits under Section 29 of the Internal Revenue Service Code (the Code) in December 2007. The power sale agreements were recorded as part of the acquisition of generating assets from LG&E Energy Corp. and are amortized on a straight-line basis beginning with the in-service date of these plants through December 31, 2004. Other intangibles are primarily customer contracts and permits that are amortized over their respective lives.

     Net intangible assets are included in other assets and deferred debits in the accompanying Consolidated Balance Sheets. Amortization expense recorded on intangible assets for the three months ended March 31, 2003 and 2002, respectively, was $7.2 million and $8.1 million. The estimated amortization expense for intangible assets for 2003 through 2007, in millions, is approximately $33.5, $36.5, $20.3, $19.8 and $19.8, respectively.

8.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2003 and 2002 was $207.6 million and $136.8 million, respectively. Items of other comprehensive income for the three month periods consisted primarily of changes in the fair value of derivatives used to hedge cash flows related to interest on long-term debt and gas sales.

9.   FINANCING ACTIVITIES

     On February 21, 2003, PEF issued $425 million of First Mortgage Bonds, 4.80% Series, Due March 1, 2013 and $225 million of First Mortgage Bonds, 5.90% Series, Due March 1, 2033.

     On March 1, 2003, $70 million of PEF First Mortgage Bonds, 6.125% Series, matured and were retired.

     On March 24, 2003, PEF redeemed $150 million of First Mortgage Bonds, 8% Series, Due December 1, 2022 at 103.75% of the principal amount of such bonds.

     On April 1, 2003, PEF entered into a new $200 million 364-day credit agreement and a new $200 million three-year credit agreement, replacing its prior credit facilities (which had been a $90 million 364-day facility and a $200 million five-year facility). The new PEF credit facilities contain a defined maximum total debt to total capital ratio of 65%; as of March 31, 2003 the calculated ratio was 50.9%. The new credit facilities also contain a requirement that the ratio of EBITDA, as defined in the facilities, to interest expense to be at least 3 to 1; as of March 31, 2003 the calculated ratio was 8.7 to 1.

     Also on April 1, 2003, PEC reduced the size of its existing 364-day credit facility from $285 million to $165 million. The other terms of this facility were not changed. PEC's $285 million three-year credit agreement entered into in July 2002 remains in place, for total facilities of $450 million.

     On April 25, 2003, PEC announced the redemption of $150 million of First Mortgage Bonds, 7.5% Series, Due March 1, 2023 at 103.22% of the principal amount of such bonds. The date of the redemption will be May 27, 2003; PEC will fund the redemption through commercial paper.

     In March 2003, Progress Genco Ventures, LLC (Genco), a wholly owned subsidiary of PVI, terminated its $50 million working capital credit facility. The remaining $260 million of Genco's credit facility was not changed.

     The Company issued approximately 1.8 million shares representing approximately $74 million in proceeds from its Dividend Reinvestment and Stock Purchase Plan and its employee benefit plans during the three months ended March 31, 2003.

10.  RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     Progress Energy and its subsidiaries are exposed to various risks related to changes in market conditions. The Company has a risk management committee that is chaired by the Chief Financial Officer and includes senior executives from various business groups. The risk management committee is responsible for administering risk management policies and monitoring compliance with those policies by all subsidiaries.

     The Company manages its market risk in accordance with its established risk management policies, which may include entering into various derivative transactions.

     Progress Energy uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio and to hedge interest rates with regard to future fixed rate debt issuances. Treasury rate lock agreements were terminated in conjunction with the pricing of the PEF First Mortgage Bonds in February 2003. The loss on the agreements was deferred and is being amortized over the life of the bonds as these agreements had been designated as cash flow hedges for accounting purposes.

     Progress Energy currently has $950 million of fixed rate debt swapped to floating rate debt by executing interest rate derivative agreements. Under terms of these swap rate agreements, Progress Energy will receive a fixed rate and will pay a floating rate based on 3-month LIBOR. These agreements expire in March of 2006, April 2007 and October 2008.

     In March and April of 2003, PEC entered into treasury rate locks to hedge its exposure to interest rates with regard to a future issuance of debt. These agreements have a computational period of ten years and are designated as cash flow hedges for accounting purposes. The agreements have a total notional amount of $35 million.

     Progress Fuels Corporation periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. As of March 31, 2003, Progress Fuels Corporation had approximately 22.6 Bcf of cash flow hedges in place for its natural gas production. These positions span the remainder of 2003 and extend through December 2004. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.

     Genco has a series of interest rate collars to hedge floating rate exposure associated with the construction credit facility. These collars hedge 75% of the drawn facility balance through March of 2007.

     The notional amounts of the above contracts are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in the transaction is the cost of replacing the agreements at current market rates. Progress Energy only enters into derivative agreements with banks with credit ratings of single A or better.

     In connection with the January 2003 FASB Emerging Issues Task Force (EITF) meeting, the FASB was requested to reconsider an interpretation of SFAS No.
     133. The interpretation, which is contained in the Derivatives Implementation Group's C11 guidance, relates to the pricing of contracts that include broad market indices (e.g., CPI). In particular, that guidance discusses whether the pricing in a contract that contains broad market indices could qualify as a normal purchase or sale (the normal purchase or sale term in a defined accounting term, and may not, in all cases, indicate whether the contract would be "normal" from an operating entity viewpoint). In April 2003, the FASB issued tentative superceding guidance (DIG Issue
     C20) on this issue that is expected to be finalized in the second or third quarter of 2003.

     PEC has determined that it has one existing "normal" contract that could be affected by this revised guidance, and PEC is in the process of evaluating the revised guidance to determine if that contract will be required to be recorded at fair value if the revised guidance is approved in its present form.

11.  EARNINGS PER COMMON SHARE

     Restricted stock awards and stock options did not have a significant dilutive effect on earnings per share.

     A  reconciliation   of  the   weighted-average   number  of  common  shares
     outstanding for basic and dilutive earnings per share purposes is as follows (in thousands):

                                                       Three Months Ended
                                                     March 31,       March 31,
                                                       2003            2002
                                                  --------------   ------------
     Weighted-average common shares - basic             233,438         212,979
     Restricted stock awards                                931             646
     Stock options                                            -             119
                                                  --------------   ------------
     Weighted-average shares - fully dilutive           234,369         213,744
                                                  --------------   ------------

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

13.  REGULATORY MATTERS

     A.   Retail Rate Matters

     In conjunction with the acquisition of NCNG, PEC agreed to cap base retail electric rates in North Carolina and South Carolina through December 2004. The cap on base retail electric rates in South Carolina was extended to December 2005 in conjunction with regulatory approval to form a holding company. NCNG also agreed to cap its North Carolina margin rates for gas sales and transportation services, with limited exceptions, through November 1, 2003. On May 16, 2002, NCNG filed a request to increase its margin rates and rebalance its rates with the NCUC, requesting an annual rate increase of $4.1 million to recover costs associated with specific system improvements. On September 23, 2002, the NCUC issued its order approving the $4.1 million rate increase. The rate increase was effective October 1, 2002. NCNG filed a general rate case with the NCUC on March 31, 2003. NCNG anticipates that new rates, if approved, will go into effect in November 2003, after the terms of the joint stipulation agreement expire.

     On March 27, 2002, the parties in PEF's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC on April 23, 2002. The Agreement provides that PEF will operate under a Revenue Sharing Incentive Plan (the Plan) through 2005 and thereafter until terminated by the FPSC.

     The Plan establishes annual revenue caps and sharing thresholds. The Plan provides that all retail base revenues between an established threshold and cap will be shared - a 2/3 share to be refunded to PEF's retail customers, and a 1/3 share to be received by PEF's shareholders. All retail base rate revenues above the retail base rate revenue caps established for each year will be refunded 100% to retail customers on an annual basis. For 2002, the refund to customers was limited to 67.1% of the retail base rate revenues that exceeded the 2002 cap. The retail base rate revenue sharing threshold amounts for 2003 are $1.333 billion and will increase $37 million each year thereafter. The retail base revenue cap for 2003 is $1.393 billion and will increase $37 million each year thereafter. As of December 31, 2002, $4.7 million was accrued and was refunded to customers in March 2003. On February 24, 2003, the parties to the Agreement filed a motion seeking an order from the FPSC to enforce the Agreement. In this motion, the parties dispute PEF's calculation of retail revenue subject to refund and contend that the refund should be approximately $23 million. This issue will be addressed by the FPSC in the near future. PEF cannot predict the outcome of this matter.

     On March 4, 2003, the FPSC approved PEF's petition to increase its fuel factors due to continuing increases in oil and natural gas commodity prices. The crisis in the Middle East along with the Venezuelan oil workers' strike have put upward pressure on commodity prices that was not anticipated by PEF when fuel factors for 2003 were approved by the FPSC in November 2002. New rates became effective on March 28, 2003.

     B.   Regional Transmission Organizations

     In early 2000, the FERC issued Order 2000 regarding regional transmission organizations (RTOs). This Order set minimum characteristics and functions that RTOs must meet, including independent transmission service. As a result of Order 2000, PEF, along with Florida Power & Light Company and Tampa Electric Company, filed with the FERC, in October 2000, an application for approval of a GridFlorida RTO. In March 2001, the FERC issued an order provisionally approving GridFlorida. PEC, along with Duke Energy Corporation and South Carolina Electric & Gas Company, filed with the FERC, for approval of a GridSouth RTO. On July 12, 2001, the FERC issued an order provisionally approving GridSouth. However, in July 2001, FERC issued orders recommending that companies in the Southeast engage in a mediation to develop a plan for a single RTO for the Southeast. PEF and PEC participated in the mediation. The FERC has not issued an order specifically on this mediation. In July 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. PEF and PEC, as subsidiaries of Progress Energy, filed comments on November 15, 2002 and supplement comments on January 10, 2003. On April 28, 2003, the FERC released a White Paper on the Wholesale Market Platform. The White Paper provides an overview of what the FERC currently intends to include in a final rule in the SMD NOPR docket. The White Paper retains the fundamental and most protested aspects of SMD NOPR, including mandatory

     RTOs and the FERC's assertion of jurisdiction over certain aspects of retail service. PEF and PEC, as subsidiaries of Progress Energy, plan to file comments on the White Paper. The FERC has also indicated that it expects to issue final rules during the summer 2003. The Company cannot predict the outcome of these matters or the effect that they may have on the GridFlorida and GridSouth proceedings currently ongoing before the FERC. The Company has $29.4 million and an insignificant amount invested in GridSouth and GridFlorida, respectively, at March 31, 2003. It is unknown what impact the future proceedings will have on the Company's earnings, revenues or prices.

     On October 15, 2002, the FPSC abated its proceedings regarding its review of the proposed GridFlorida RTO. The FPSC action to abate the proceedings came in response to the Florida Office at Public Counsel's appeal before the State Supreme Court requesting review of the FPSC's order approving the transfer of operational control of electric transmission assets to an RTO under the jurisdiction of the FERC. Oral argument before the Florida Supreme Court occurred on May 6, 2003. It is unknown what the outcome of this appeal will be at this time. It is unknown when the FERC or the FPSC will take final action with regard to the status of GridFlorida or what the impact of further proceedings will have on the Company's earnings, revenues or prices.

14.  OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income, gain on the sale of investments, impairment of investments and other income and expense items as discussed below. The components of other, net as shown on the Consolidated Statements of Income for the three months ended March 31, 2003 and 2002 are as follows:

     (in thousands)                                                   2003                 2002
                                                                -----------------    ------------------
     Other income
     Net financial trading loss                                    $  (2,698)             $  (2,541)
     Net energy purchased for resale                                   1,525                     62
     Nonregulated energy and delivery services income                  5,590                  6,598
     Contingent value obligation unrealized gain                       1,677                 11,342
     Investment gains                                                    370                    969
     AFUDC equity                                                      1,879                  2,244
     Other                                                             4,576                    597
                                                                -----------------    ------------------
          Total other income                                       $  12,919              $  19,271
                                                                -----------------    ------------------

     Other expense
     Nonregulated energy and delivery services expenses                4,217                  3,138
     Donations                                                         3,490                  5,343
     Other                                                             7,662                  4,732
                                                                -----------------    ------------------
          Total other expense                                      $  15,369              $  13,213
                                                                -----------------    ------------------

     Other, net                                                    $  (2,450)             $   6,058
                                                                =================    ==================

     Net financial trading loss represents non-asset-backed trades of electricity and gas. Net energy purchased for resale represents electricity purchased for sale to a third party. Nonregulated energy and delivery services include power protection services and mass market programs (surge protection, appliance services and area light sales) and delivery, transmission and substation work for other utilities.

15.  COMMITMENTS AND CONTINGENCIES

     Contingencies and significant changes to the commitments discussed in Note 24 of the financial statements included in the Company's 2002 Annual Report on Form 10-K are described below.

     Commitments

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

     At March 31, 2003, outstanding guarantees are summarized as follows:

     (in millions)
     Guarantees supporting nonregulated portfolio expansion
          and energy marketing and trading activities                  $ 331.6
     Guarantees supporting nuclear decommissioning                       276.0
     Standby letters of credit                                            48.2
     Surety bonds                                                        104.7
     Other guarantees                                                     23.4
                                                                   ------------
          Total                                                        $ 783.9
                                                                   ============

     Each of these guarantees is discussed more fully below.

     Guarantees Supporting Nonregulated Portfolio Expansion and Energy Marketing and Trading Activities

     Progress Energy has issued approximately $319.6 million of guarantees on behalf of PVI and its subsidiaries for obligations under power purchase agreements, tolling agreements, gas agreements, construction agreements and trading operations. In addition, PVI issued a $12.0 million guarantee related to expansion of its nonregulated generation portfolio, which ensures performance under generation construction and operating agreements.

     Approximately $74.4 million of the $319.6 million of guarantees issued by Progress Energy relate to certain guarantee agreements issued to support obligations related to PVI's expansion of its nonregulated generation portfolio. No new guarantees of this type were issued during the quarter. The remaining $245.2 million of these commitments issued by Progress Energy are guarantees issued to support PVI's energy marketing and trading functions. Approximately $23.0 million of these guarantees were issued during the quarter. The majority of the marketing and trading contracts supported by the guarantees contain language regarding downgrade events, ratings triggers, monthly netting of exposure and/or payments and offset provisions in the event of a default. Based upon the amount of trading positions outstanding at March 31, 2003, if the Company's ratings were to decline below investment grade, the Company would have to deposit cash or provide letters of credit or other cash collateral of approximately $14.7 million for the benefit of the Company's counterparties.

     Guarantees Supporting Nuclear Decommissioning

     In 2003, PEC determined that its external funding levels did not fully meet the nuclear decommissioning financial assurance levels required by the NRC. Therefore, PEC met the financial assurance requirements by obtaining a parent company guarantee.

     Standby Letters of Credit

     The Company has issued standby letters of credit to financial institutions for the benefit of third parties that have extended credit to the Company and certain subsidiaries. These letters of credit have been issued primarily  for the  purpose  of  supporting  payments  of  trade  payables, securing performance under contracts and lease obligations and self-insurance for workers' compensation. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will in turn request payment from the Company. Any amounts owed by the Company's subsidiaries are reflected in the accompanying Consolidated Balance Sheets.

     Surety Bonds

     At March 31, 2003, the Company had $104.7 million in surety bonds purchased primarily for purposes such as providing workers' compensation coverage, obtaining licenses, permits and rights-of-way and project performance. To the extent liabilities are incurred as a result of the activities covered by the surety bonds, such liabilities are included in the accompanying Consolidated Balance Sheets.

     Other Guarantees

     The Company has other guarantees outstanding related primarily to prompt performance payments, lease obligations and other payments subject to contingencies.

     On March 20, 2003, PVI entered into a definitive agreement with Williams Energy Marketing and Trading, a subsidiary of The Williams Companies, Inc., to acquire a long-term full-requirements power supply agreement at fixed prices with Jackson. The power supply agreement includes a performance guarantee by Progress Energy. In the event that Progress Energy's credit ratings fall below investment grade, Progress Energy will be required to provide additional security for its guarantee in form and amount (not to exceed $285 million) acceptable to Jackson. Because this transaction has not closed, the amount of this guarantee is not included in the table above.

     As of March 31, 2003, management does not believe conditions are likely for performance under these agreements.

     Contingencies

     Claims and uncertainties

     a) The Company is subject to federal, state and local regulations addressing hazardous and solid waste management, air and water quality and other environmental matters.

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

     PEC There are 12 former MGP sites and 14 other sites associated with PEC that have required or are anticipated to require investigation and/or remediation costs. PEC received insurance proceeds to address costs associated with environmental liabilities related to its involvement with MGP sites. All eligible expenses related to these are charged against a specific fund containing these proceeds. As of March 31, 2003, approximately $5.7 million remains in this centralized fund with a related accrual of $5.7 million recorded for the associated expenses of environmental issues. As PEC's share of costs for investigating and remediating these sites becomes known, the fund is assessed to determine if additional accruals will be required. PEC does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what remains in the environmental insurance recovery fund. This is due to the fact that the sites are at different stages: investigation has not begun at 15 sites, investigation has begun but remediation cannot be estimated at seven sites and four sites have begun remediation. PEC measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. The process often involves assessing and developing cost-sharing arrangements with other potentially responsible parties. Once the environmental insurance recovery fund is depleted, PEC will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. Presently, PEC cannot determine the total costs that may be incurred in connection with the remediation of all sites. According to current information, these future costs at the PEC sites are not expected to be material to the Company's financial condition or results of operations.

     PEF There are two former MGP sites and 11 other active sites associated with PEF that have required or are anticipated to require investigation and/or remediation costs. As of March 31, 2003, PEF has accrued approximately $10.8 million, for probable and reasonably estimable costs at these sites. PEF does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what is currently accrued. In 2002, PEF filed a petition for annual recovery of approximately $4.0 million in environmental costs through the Environmental Cost Recovery Clause with the FPSC. PEF was successful with this filing and will recover costs through rates for investigation and remediation associated with transmission and distribution substations and transformers. As more activity occurs at these sites, PEF will assess the need to adjust the accruals. These accruals have been recorded on an undiscounted basis. PEF measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. This process often includes assessing and developing cost-sharing arrangements with other potentially responsible parties.

     Presently, PEF cannot determine the total costs that may be incurred in connection with the remediation of all sites. According to current information, these future costs at the PEF sites are not expected to be material to the Company's financial condition or results of operations.

     NCNG There are five former MGP sites associated with NCNG that have or are anticipated to have investigation or remediation costs associated with them. As of March 31, 2003, NCNG has accrued approximately $2.3 million for probable and reasonably estimable remediation costs at these sites. These accruals have been recorded on an undiscounted basis. NCNG measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. This process often involves assessing and developing cost-sharing arrangements with other potentially responsible parties. NCNG does not believe it can provide an estimate of the reasonably possible total remediation costs beyond the accrual because two of the five sites associated with NCNG have not begun investigation activities. Therefore, NCNG cannot currently determine the total costs that may be incurred in connection with the investigation and/or remediation of all sites. Based upon current information, the Company does not expect the future costs at the NCNG sites to be material to the Company's financial condition or results of operations. In October 2002, the Company announced plans to sell NCNG to Piedmont Natural Gas Company, Inc. The Company will retain the environmental liability associated with the five former MGP sites.

     Florida Progress Corporation In 2001, FPC sold its Inland Marine Transportation business operated by MEMCO Barge Line, Inc. to AEP Resources, Inc. FPC established an accrual to address indemnities and retained an environmental liability associated with the transaction. The balance in this accrual is $9.9 million at March 31, 2003. FPC estimates that its maximum contractual liability to AEP Resources, Inc., associated with Inland Marine Transportation is $60 million. This accrual has been determined on an undiscounted basis. FPC measures its liability for this site based on estimable and probable remediation scenarios. The Company believes that it is reasonably probable that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amount accrued. The Company cannot predict the outcome of this matter.

     Certain historical waste sites exist that are being addressed voluntarily by Fuels. The Company cannot determine the total costs that may be incurred in connection with these sites. According to current information, these future costs are not expected to be material to the Company's financial condition or results of operations.

     Rail Services is voluntarily addressing certain historical waste sites. The Company cannot determine the total costs that may be incurred in connection with these sites. According to current information, these future costs are not expected to be material to the Company's financial condition or results of operations.

     PEC, PEF, Fuels and NCNG have filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have been settled and others are still pending. While the Company cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.

     The Company is also currently in the process of assessing potential costs and exposures at other environmentally impaired sites. As the assessments are developed and analyzed, the Company will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

     Air and Water Quality

     There has been and may be further proposed federal legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide, carbon dioxide and mercury. Some of these proposals establish nationwide caps and emission rates over an extended period of time. This national multi-pollutant approach to air pollution control could involve significant capital costs which could be material to the Company's consolidated financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. Control equipment that will be installed on North Carolina fossil generating facilities as part of the North Carolina legislation discussed below may address some of the issues outlined above. However, the Company cannot predict the outcome of this matter.

     The EPA is  conducting  an  enforcement  initiative  related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act.

     Both PEC and PEF were asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. During the first quarter of 2003, PEC responded to a supplemental information request from the EPA. PEF has received a similar supplemental information request, and will respond to it in the second quarter. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company cannot predict the outcome of this matter.

     In 1998, the EPA published a final rule addressing the regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 23 jurisdictions, including North Carolina, South Carolina and Georgia, but not Florida, to further reduce nitrogen oxide emissions in order to attain pre-set state NOx emission levels by May 31, 2004. PEC is currently installing controls necessary to comply with the rule. Capital expenditures needed to meet these measures in North and South Carolina could reach approximately $370 million, which has not been adjusted for inflation. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to the Company's results of operations. Further controls are anticipated as electricity demand increases. The Company cannot predict the outcome of this matter.

     In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals' decision. Designation of areas that do not attain the standard is proceeding, and further litigation and rulemaking on this and other aspects of the standard are anticipated. North Carolina adopted the federal eight-hour ozone standard and is proceeding with the implementation process. North Carolina has promulgated final regulations, which will require PEC to install nitrogen oxide controls under the state's eight-hour standard. The costs of those controls are included in the $370 million cost estimate set forth above. However, further technical analysis and rulemaking may result in a requirement for additional controls at some units. The Company cannot predict the outcome of this matter.

     The EPA published a final rule approving petitions under Section 126 of the Clean Air Act. This rule, as originally promulgated, required certain sources to make reductions in nitrogen oxide emissions by May 1, 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina coal-fired electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the Section 126 petitions. PEC, other utilities, trade organizations and other states participated in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of Appeals ruled in favor of the EPA, which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court, in its May 15th decision, rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In August 2001, the Court granted a request by PEC and other utilities to delay the implementation of the Section 126 rule for electric generating units pending resolution by the EPA of the growth factor issue. The Court's order tolls the three-year compliance period (originally set to end on May 1, 2003) for electric generating units as of May 15, 2001. On April 30, 2002, the EPA published a final rule harmonizing the dates for the Section 126 rule and the NOx SIP Call. In addition, the EPA determined in this rule that the future growth factor estimation methodology was appropriate. The new compliance date for all affected sources is now May 31, 2004, rather than May 1, 2003. The EPA has approved North Carolina's NOx SIP Call rule and has formally proposed to rescind the Section 126 rule. This rulemaking is expected to become final during the summer of 2003. The Company expects a favorable outcome of this matter.

     On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. Progress Energy expects its capital costs to meet these emission targets will be approximately $813 million by 2013. PEC currently has approximately 5,100 MW of coal-fired generation capacity in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utility's total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utilities or unless the utilities persistently earn a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utilities' last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the ten-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. Pursuant to the new law, PEC entered into an agreement with the state of North Carolina to transfer to the state any future emissions allowances acquired as a result of compliance with the new law. The new law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. Progress Energy cannot predict the future regulatory interpretation, implementation or impact of this new law. PEC has recorded $20 million of clean air amortization to date and clean air expenditures to date are $2.5 million.

     Other Environmental Matters

     The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of carbon dioxide and other greenhouse gases. The United States has not adopted the Kyoto Protocol; however, a number of carbon dioxide emissions control proposals have been advanced in Congress and by the Bush administration. The Bush administration favors voluntary programs. Reductions in carbon dioxide emissions to the levels specified by the Kyoto Protocol and some legislative proposals could be materially adverse to Company financials and operations if associated costs cannot be recovered from customers. The Company favors the voluntary program approach recommended by the administration, and is evaluating options for the reduction, avoidance and sequestration of greenhouse gases. However, the Company cannot predict the outcome of this matter.

     In 1997, the EPA's Mercury Study Report and Utility Report to Congress conveyed that mercury is not a risk to the average American and expressed uncertainty about whether reductions in mercury emissions from coal-fired power plants would reduce human exposure. Nevertheless, the EPA determined in 2000 that regulation of mercury emissions from coal-fired power plants was appropriate. Pursuant to a Court Order, the EPA is developing a Maximum Available Control Technology (MACT) standard, which is expected to become final in December 2004, with compliance in 2008. Achieving compliance with the MACT standard could be materially adverse to the Company's financial condition and results of operations. However, the Company cannot predict the outcome of this matter.

     b) As required under the Nuclear Waste Policy Act of 1982, PEC and PEF each entered into a contract with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

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

     Subsequently, a number of utilities each filed an action for damages in the Federal Court of Claims. In a recent decision, the U.S. Circuit Court of Appeals (Federal Circuit) ruled that utilities may sue the DOE for damages in the Federal Court of Claims instead of having to file an administrative claim with the DOE. PEC and PEF are in the process of evaluating whether they should each file a similar action for damages.

     On July 9, 2002, Congress passed an override resolution to Nevada's veto of DOE's proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. DOE plans to submit a license application for the Yucca Mountain facility by the end of 2004. PEC and PEF cannot predict the outcome of this matter.

     With certain modifications and additional approval by the NRC, PEC's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on PEC's system through the expiration of the current operating licenses for all of PEC's nuclear generating units. Subsequent or prior to the expiration of these licenses, or any renewal of these licenses, dry storage or acquisition of new shipping casks may be necessary. PEC obtained approval from the NRC to use additional storage space at the Harris Plant in December 2000. PEF currently is storing spent nuclear fuel onsite in spent fuel pools. If PEF does not seek renewal of the Crystal River Nuclear Plant (CR3) operating license, CR3 will have sufficient storage capacity in place for fuel consumed through the end of the expiration of the license in 2016. If PEF extends the CR3 operating license, dry storage may be necessary.

     c) Progress Energy, through its subsidiaries, produces synthetic fuel from coal fines. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section
     29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. Any synthetic fuel tax credit amounts not utilized are carried forward indefinitely. All of Progress Energy's synthetic fuel facilities have received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. These tax credits are subject to review by the IRS, and if Progress Energy fails to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows.

     One synthetic fuel entity, Colona Synfuel Limited Partnership, L.L.L.P. (Colona), from which the Company (and FPC prior to its acquisition by the Company) has been allocated approximately $258 million in tax credits to date, is being audited by the IRS. The audit of Colona was expected. The Company is audited regularly in the normal course of business, as are most similarly situated companies. In September 2002, all of Progress Energy's majority-owned synthetic fuel entities, including Colona, were accepted into the IRS Prefiling Agreement (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues. Either the Company or the IRS can withdraw from the program at any time, and issues not resolved through the program may proceed to the next level of the IRS exam process. While the ultimate outcome is uncertain, the Company believes that participation in the PFA program will likely shorten the tax exam process. In management's opinion, Progress Energy is complying with all the necessary requirements to be allowed such credits under Section 29 and believes it is likely, although it cannot provide certainty, that it will prevail if challenged by the IRS on any credits taken. The current Section 29 tax credit program expires in 2007.

     d) The Company and its subsidiaries are involved in various litigation matters in the ordinary course of business, some of which involve claims for substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. The Company believes the final disposition of pending litigation would not have a material adverse effect on the Company's consolidated results of operations or financial position.

                         CAROLINA POWER & LIGHT COMPANY
                      d/b/a PROGRESS ENERGY CAROLINAS, INC.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 March 31, 2003

CONSOLIDATED STATEMENTS OF INCOME
                                                               Three Months Ended
(Unaudited)                                                         March 31,
-----------------------------------------------------------------------------------
(In thousands)                                                   2003        2002
-----------------------------------------------------------------------------------
Operating Revenues
   Electric                                                  $ 925,470   $ 811,482
   Diversified business                                          3,397       3,389
-----------------------------------------------------------------------------------
      Total Operating Revenues                                 928,867     814,871
-----------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                            225,542     171,726
   Purchased power                                              73,180      73,309
   Operation and maintenance                                   189,875     193,436
   Depreciation and amortization                               138,797     141,386
   Taxes other than on income                                   44,176      38,768
   Diversified business                                            939       3,061
-----------------------------------------------------------------------------------
      Total Operating Expenses                                 672,509     621,686
-----------------------------------------------------------------------------------
Operating Income                                               256,358     193,185
-----------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                               1,367       1,666
   Other, net                                                   (2,553)     (2,973)
-----------------------------------------------------------------------------------
      Total Other Expense                                       (1,186)     (1,307)
-----------------------------------------------------------------------------------
Interest Charges
   Interest charges                                             49,303      61,645
   Allowance for borrowed funds used during construction          (925)     (3,094)
-----------------------------------------------------------------------------------
      Total Interest Charges, Net                               48,378      58,551
-----------------------------------------------------------------------------------
Income before Income Taxes                                     206,794     133,327
Income Tax Expense                                              71,733      48,208
-----------------------------------------------------------------------------------
Net Income                                                   $ 135,061   $  85,119
Preferred Stock Dividend Requirement                               741         741
-----------------------------------------------------------------------------------
Earnings for Common Stock                                    $ 134,320   $  84,378
-----------------------------------------------------------------------------------

See Notes to Progress Energy Carolinas, Inc. Consolidated Interim Financial Statements.


Carolina Power & Light Company
d/b/a Progress Energy Carolinas, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)                                                     March 31,       December 31,
Assets                                                                2003            2002
-----------------------------------------------------------------------------------------------
      Utility Plant
  Utility plant in service                                     $ 12,954,849       $ 12,675,761
  Accumulated depreciation                                       (5,999,260)        (6,356,933)
-----------------------------------------------------------------------------------------------
      Utility plant in service, net                               6,955,589          6,318,828
  Held for future use                                                 7,188              7,188
  Construction work in progress                                     374,031            325,695
  Nuclear fuel, net of amortization                                 182,253            176,622
-----------------------------------------------------------------------------------------------
      Total Utility Plant, Net                                    7,519,061          6,828,333
-----------------------------------------------------------------------------------------------
      Current Assets
  Cash and cash equivalents                                          13,454             18,284
  Accounts receivable                                               322,638            301,178
  Unbilled accounts receivable                                      120,417            151,352
  Receivables from affiliated companies                              26,527             36,870
  Notes receivable from affiliated companies                              -             49,772
  Taxes receivable                                                        -              5,890
  Inventory                                                         326,562            342,886
  Deferred fuel cost                                                138,273            146,015
  Prepayments and other current assets                               84,654             94,658
-----------------------------------------------------------------------------------------------
      Total Current Assets                                        1,032,525          1,146,905
-----------------------------------------------------------------------------------------------
      Deferred Debits and Other Assets
  Regulatory assets                                                 518,747            252,083
  Nuclear decommissioning trust funds                               421,159            423,293
  Diversified business property, net                                  9,763              9,435
  Miscellaneous other property and investments                      213,123            209,657
  Other assets and deferred debits                                  100,471            104,978
-----------------------------------------------------------------------------------------------
      Total Deferred Debits and Other Assets                      1,263,263            999,446
-----------------------------------------------------------------------------------------------
          Total Assets                                         $  9,814,849       $  8,974,684
-----------------------------------------------------------------------------------------------

Capitalization and Liabilities
-----------------------------------------------------------------------------------------------
Capitalization
-----------------------------------------------------------------------------------------------
  Common stock                                                 $  3,122,281       $  3,089,115
  Preferred stock - not subject to mandatory redemption              59,334             59,334
  Long-term debt, net                                             2,898,985          3,048,466
-----------------------------------------------------------------------------------------------
      Total Capitalization                                        6,080,600          6,196,915
-----------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                 150,000                  -
  Accounts payable                                                  242,622            259,217
  Payables to affiliated companies                                  101,615             98,572
  Notes payable to affiliated companies                              39,679                  -
  Taxes accrued                                                      86,465                  -
  Interest accrued                                                   47,385             58,791
  Short-term obligations                                            221,975            437,750
  Current portion of accumulated deferred income taxes               67,562             66,088
  Other current liabilities                                          73,672             93,171
-----------------------------------------------------------------------------------------------
      Total Current Liabilities                                   1,030,975          1,013,589
-----------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                               1,164,952          1,179,689
  Accumulated deferred investment tax credits                       155,757            158,308
  Regulatory liabilities                                             67,536              7,774
  Asset retirement obligations                                      892,422                  -
  Other liabilities and deferred credits                            422,607            418,409
-----------------------------------------------------------------------------------------------
      Total Deferred Credits and Other Liabilities                2,703,274          1,764,180
-----------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 9)
-----------------------------------------------------------------------------------------------
          Total Capitalization and Liabilities                 $  9,814,849       $  8,974,684
-----------------------------------------------------------------------------------------------

See Notes to Progress Energy Carolinas, Inc. Consolidated Interim Financial Statements.


Carolina Power & Light Company
d/b/a Progress Energy Carolinas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                   Three Months Ended
(Unaudited)                                                                                 March 31,
(In thousands)                                                                         2003           2002
-----------------------------------------------------------------------------------------------------------------
     Operating Activities
Net income                                                                          $   135,061    $    85,119
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                     164,008        167,980
      Deferred income taxes                                                             (10,377)       (12,891)
      Investment tax credit                                                              (2,550)        (3,496)
      Deferred fuel credit                                                                7,742         12,063
      Net (increase) decrease in accounts receivable                                     19,818       (126,306)
      Net (increase) decrease in inventories                                             16,324        (14,452)
      Net (increase) decrease in prepayments and other current assets                     5,469        (13,622)
      Net increase (decrease) in accounts payable                                        14,239        (78,351)
      Net increase in other current liabilities                                          61,616         62,332
      Other                                                                              28,124         32,962
-----------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                      439,474        111,338
-----------------------------------------------------------------------------------------------------------------
     Investing Activities
Gross property additions                                                               (149,938)      (176,230)
Nuclear fuel additions                                                                  (29,592)       (33,406)
Contributions to nuclear decommissioning trust                                          (10,262)       (10,225)
Diversified business property additions                                                    (181)        (8,350)
Investments in non-utility activities                                                    (4,000)        (4,480)
-----------------------------------------------------------------------------------------------------------------
         Net Cash Used in Investing Activities                                         (193,973)      (232,691)
-----------------------------------------------------------------------------------------------------------------
     Financing Activities
Proceeds from issuance of long-term debt                                                      -         46,507
Net increase (decrease) in short-term obligations                                      (215,775)       243,930
Net increase in intercompany notes                                                       89,450        107,507
Retirement of long-term debt                                                               (153)       (49,697)
Dividends paid to parent                                                               (123,112)      (131,000)
Dividends paid on preferred stock                                                          (741)          (741)
-----------------------------------------------------------------------------------------------------------------
         Net Cash Provided by (Used in) Financing Activities                           (250,331)       216,506
-----------------------------------------------------------------------------------------------------------------
     Net Increase (Decrease) in Cash and Cash Equivalents                                (4,830)        95,153
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                     18,284         21,250
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                      $    13,454    $   116,403
-----------------------------------------------------------------------------------------------------------------
     Supplemental Disclosures of Cash Flow Information
Cash paid during the year -  interest (net of amount capitalized)                   $    58,305    $    58,410
                             income taxes (net of refunds)                          $     3,382    $    31,307

Non-cash investing and financing activity
o In February 2002, Progress Energy Carolinas, Inc. transferred the Rowan Plant to Progress Ventures, Inc. The property and inventory transferred totaled approximately $245 million.

See Notes to Progress Energy Carolinas, Inc. Consolidated Interim Financial Statements.

Carolina Power & Light Company
d/b/a Progress Energy Carolinas, Inc.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.   ORGANIZATION AND BASIS OF PRESENTATION

     A.   Organization.

     Progress Energy Carolinas, Inc. (PEC) is a public service corporation primarily engaged in the generation, transmission, distribution and sale of electricity primarily in portions of North Carolina and South Carolina. PEC is a wholly owned subsidiary of Progress Energy, Inc. (the Company or Progress Energy), which was formed as a result of the reorganization of Carolina Power & Light Company (CP&L) into a holding company structure on June 19, 2000. All shares of common stock of CP&L were exchanged for an equal number of shares of CP&L Energy, Inc. On December 4, 2000, the Company changed its name from CP&L Energy, Inc. to Progress Energy, Inc. The Company is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), as amended. Both the Company and its subsidiaries are subject to the regulatory provisions of PUHCA.

     Effective January 1, 2003, CP&L began doing business under the assumed name Progress Energy Carolinas, Inc. The legal name has not changed and there was no restructuring of any kind related to the name change. The current corporate and business unit structure remains unchanged.

     B.   Basis of Presentation.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2002 and notes thereto included in PEC's Form 10-K for the year ended December 31, 2002.

     The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present PEC's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation, with no effect on previously reported net income or common stock equity.

     In preparing financial statements that conform with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates.

2.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

     PEC's operations consist primarily of the PEC Electric segment with no other material segments.

     The financial information for the PEC Electric segment for the three months ended March 31, 2003 and 2002 is as follows:

                                           Three Months Ended
     (in thousands)                  March 31, 2003     March 31, 2002
     -----------------------------------------------------------------
     Revenues                         $   925,470        $   811,482
     Segment income                   $   134,577        $    85,533
     Total segment assets             $ 9,616,357        $ 9,092,069
     =================================================================

     The  primary   differences   between  the  PEC  Electric  segment  and  PEC
     consolidated financial information relate to other non-electric operations and elimination entries.

3.   IMPACT OF NEW ACCOUNTING STANDARDS

     SFAS No. 148, "Accounting for Stock-Based Compensation" For purposes of Company's stock the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," the estimated fair value of the Company's stock options is amortized to expense over the options' vesting period. PEC's information related to the pro forma impact on earnings assuming stock options were expensed for the three months ended March 31 is as follows:

     (in thousands)                                                       2003              2002
                                                                   ----------------   ---------------
     Earnings for common stock, as reported                              $ 134,320          $ 84,378
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects               1,073               759
                                                                   ----------------   ---------------
     Pro forma earnings for common stock                                 $ 133,247          $ 83,619
                                                                   ================   ===============

     In April 2003, the Financial Accounting Standards Board (FASB) approved certain decisions on its stock-based compensation project. Some of the key decisions reached by the FASB were that stock-based compensation should be recognized in the income statement as an expense and that the expense should be measured as of the grant date at fair value. A significant issue yet to be addressed by the FASB is the determination of the appropriate fair value measure. The FASB has not yet scheduled when it will deliberate additional issues in this project; however, the FASB plans to issue an exposure draft in 2003 that could become effective in 2004.

     SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies SFAS No. 133 on accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The new guidance incorporates decisions made as part of the Derivatives Implementation Group (DIG) process, as well as decisions regarding implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. PEC is currently evaluating what effects, if any, this statement will have on its results of operations and financial position.

     FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34" (FIN No.
     45). This interpretation clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See Note 9 for disclosures of current guarantees. The adoption of FIN No. 45 did not have a material effect on PEC's results of operations or financial position.

     FIN No. 46,  "Consolidation of Variable Interest Entities"
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. During the first quarter of 2003, PEC did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. For those variable interest entities created or obtained on or before January 31, 2003, PEC must apply the provisions of FIN No. 46 in the third quarter of 2003. PEC is currently evaluating what effects, if any, this interpretation will have on its results of operations and financial position.

4.   ASSET RETIREMENT OBLIGATIONS

     SFAS No. 143, "Accounting for Asset Retirement Obligations," provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and was adopted by the Company effective January 1, 2003. This statement requires that the present value of retirement costs for which PEC has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Cumulative accretion and accumulated depreciation were recognized for the time period from the date the liability would have been recognized had the provisions of this statement been in effect, to the date of adoption of this statement.

     Upon adoption of SFAS No. 143, PEC recorded  asset  retirement  obligations
     (AROs) for nuclear decommissioning of radiated plant totaling $879.7 million. PEC used an expected cash flow approach to measure these obligations. This amount includes accruals recorded prior to adoption totaling $491.3 million, which were previously recorded in accumulated depreciation. The related asset retirement costs, net of accumulated depreciation, recorded upon adoption totaled $117.3 million. The cumulative effect of adoption of this statement had no impact on the net income of PEC, as the effects were offset by the establishment of a regulatory asset in the amount of $271.1 million, pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The regulatory asset represents the cumulative accretion and accumulated depreciation for the time period from the date the liability would have been recognized had the provisions of this statement been in effect to the date of adoption, less the amount previously recorded.

     Funds set aside in PEC's nuclear decommissioning trust fund for the nuclear decommissioning liability totaled $421.2 million at March 31, 2003 and $423.3 million at December 31, 2002.

     Pro forma net income has not been presented for prior years because the pro forma application of SFAS No. 143 to prior years would result in pro forma net income not materially different from the actual amounts reported.

     PEC has identified but not recognized AROs related to electric transmission and distribution and telecommunications assets as the result of easements over property not owned by PEC. These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements as PEC intends to utilize these properties indefinitely. In the event PEC decides to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

     PEC has previously recognized removal costs as a component of depreciation in accordance with regulatory treatment. As of March 31, 2003, the portion of such costs not representing AROs under SFAS No. 143 was $893.2 million. This amount is included in accumulated depreciation on the accompanying Consolidated Balance Sheets. PEC has collected amounts for non-radiated areas at nuclear facilities, which do not represent asset retirement obligations. These amounts totaled $63.8 million as of March 31, 2003, which is included in accumulated depreciation on the accompanying Consolidated Balance Sheets.

     PEC filed a request with the North Carolina Utility Commission (NCUC) requesting deferral of the difference between expense pursuant to SFAS No. 143 and expense as previously determined by the NCUC. The NCUC granted the deferral of the January 1, 2003 cumulative adjustment, but denied the deferral of the ongoing effects, citing a lack of information concerning the ongoing effects that would support the granting of such a deferral. PEC is in the process of providing additional information to the NCUC that it believes will demonstrate that deferral of the ongoing effects should be allowed. Accordingly, for the quarter ended March 31, 2003, PEC deferred the ongoing effects. If PEC had not deferred the ongoing effects, pre-tax income for the quarter would have increased by approximately $5.7 million, which represents a decrease in non-ARO cost of removal expense, partially offset by an increase in decommissioning expense.

     On April 8, 2003, the Public Service Commission of South Carolina (SCPSC) approved a joint request by PEC, Duke Energy and South Carolina Electric and Gas Company for an accounting order to authorize the deferral of all cumulative and prospective effects related to the adoption of SFAS No. 143.

5.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2003 and 2002 was $135.2 million and $88.5 million, respectively. Items of other comprehensive income for the three month periods consisted primarily of changes in fair value of derivatives used to hedge cash flows related to interest on long-term debt.

6.   FINANCING ACTIVITIES

     On April 1, 2003, PEC reduced the size of its existing 364-day credit facility from $285 million to $165 million. The other terms of this facility were not changed. PEC's $285 million three-year credit agreement entered into in July 2002 remains in place, for total facilities of $450 million.

     On April 25, 2003, PEC announced the redemption of $150 million of First Mortgage Bonds, 7.5% Series, Due March 1, 2023 at 103.22% of the principal amount of such bonds. The date of the redemption will be May 27, 2003. PEC will fund the redemption through commercial paper.

7.   RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     PEC uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio and to hedge interest rates with regard to future fixed rate debt issuances. In March and April of 2003, PEC entered into treasury rate locks to hedge its exposure to interest rates with regard to a future issuance of debt. These agreements have a computational period of ten years and are designated as cash flow hedges for accounting purposes.

     The notional amounts of the above contracts are not exchanged and do not represent exposure to credit loss. In the event of default by a counter party, the risk in the transaction is the cost of replacing the agreements at current market rates. PEC only enters into swap agreements with banks with credit ratings of single A or better.

     In connection with the January 2003 FASB Emerging Issues Task Force (EITF) meeting, the FASB was requested to reconsider an interpretation of SFAS No.
     133. The interpretation, which is contained in the Derivatives Implementation Group's C11 guidance, relates to the pricing of contracts that include broad market indices (e.g., CPI). In particular, that guidance discusses whether the pricing in a contract that contains broad market indices could qualify as a normal purchase or sale (the normal purchase or sale term is a defined accounting term, and may not, in all cases, indicate whether the contract would be "normal" from an operating entity viewpoint). In April 2003, the FASB issued tentative superceding guidance (DIG Issue
     C20) on this issue and is expected to be finalized in the second or third quarter of 2003.

     The Company has determined that it has one existing "normal" contract that could be affected by this revised guidance, and the Company is in the process of evaluating the revised guidance to determine if that contract will be required to be recorded at fair value if the revised guidance is approved in its present form.

8.   OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income, gain on the sale of investments, impairment of investments and other income and expense items as discussed below. The components of other, net as shown on the Consolidated Statements of Income for the three months ended March 31, 2003 and 2002 are as follows:


     (in thousands)                                                    2003                 2002
                                                                -----------------    ------------------
     Other income
     Net financial trading loss                                       $  (2,698)           $ (2,541)
     Net energy purchased for resale                                        338                 (36)
     Nonregulated energy and delivery services income                     2,286               2,551
     AFUDC equity                                                         1,090               2,059
     Other                                                                2,703                   -
                                                                -----------------    ------------------
         Total other income                                           $   3,719            $  2,033
                                                                -----------------    ------------------

      Other expense
     Nonregulated energy and delivery services expenses               $   1,973            $  1,635
     Donations                                                            1,306               1,370
     Other                                                                2,993               2,001
                                                                -----------------    ------------------
        Total other expense                                           $   6,272            $  5,006
                                                                -----------------    ------------------
     Other, net                                                       $  (2,553)           $ (2,973)
                                                                =================    ==================

     Net financial trading loss represents non-asset-backed trades of electricity and gas. Net energy purchased for resale represents electricity purchased externally for sale to a third party. Nonregulated energy and delivery services include power protection services and mass market programs (surge protection, appliance services and area light sales) and delivery, transmission and substation work for other utilities.

9.   COMMITMENTS AND CONTINGENCIES

     Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 2002, with respect to the commitments discussed in Note 18 of the financial statements included in PEC's 2002 Annual Report on Form 10-K.

     Other

     In 2003, PEC determined that its external funding levels did not fully meet the nuclear decommissioning financial assurance levels required by the NRC. Therefore, PEC obtained a parent company guarantee to meet the required levels.

     As of March 31, 2003, management does not believe conditions are likely for performance under these agreements.

     Contingencies

     1)   Claims and uncertainties

     a) PEC is subject to federal, state and local regulations addressing hazardous and solid waste management, air and water quality and other environmental matters.

     Hazardous and Solid Waste Management

     Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The principal regulatory agency that is responsible for a specific former MGP site depends largely upon the state in which the site is located. There are several MGP sites to which PEC has some connection. In this regard, PEC and other potentially responsible parties, are participating in investigating and, if necessary, remediating former MGP sites with several regulatory agencies, including, but not limited to, the EPA and the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). In addition, PEC is periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation.

     There are 12 former MGP sites and 14 other sites associated with PEC that have required or are anticipated to require investigation and/or remediation costs. PEC received insurance proceeds to address costs associated with PEC environmental liabilities related to its involvement with MGP sites. All eligible expenses related to these are charged against a specific fund containing these proceeds. As of March 31, 2003, approximately $5.7 million remains in this centralized fund with a related accrual of $5.7 million recorded for the associated expenses of environmental issues. As PEC's share of costs for investigating and remediating these sites become known, the fund is assessed to determine if additional accruals will be required. PEC does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what remains in the environmental insurance recovery fund. This is due to the fact that the sites are at different stages: investigation has not begun at 15 sites, investigation has begun but remediation cannot be estimated at seven sites and four sites have begun remediation. PEC measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. The process often involves assessing and developing cost-sharing arrangements with other potentially responsible parties. Once the environmental insurance recovery fund is depleted, PEC will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. Presently, PEC cannot determine the total costs that may be incurred in connection with the remediation of all sites. According to current information, these future costs at the PEC sites are not expected to be material to PEC's financial condition or results of operations.

     PEC has filed claims with its general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.

     PEC is also currently in the process of assessing potential costs and exposures at other environmentally impaired sites. As the assessments are developed and analyzed, PEC will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

     Air Quality

     There has been and may be further proposed federal legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide, carbon dioxide and mercury. Some of these proposals establish nation-wide caps and emission rates over an extended period of time. This national multi-pollutant approach to air pollution control could involve significant capital costs which could be material to PEC's consolidated financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. Control equipment that will be installed on North Carolina fossil generating facilities as part of the North Carolina legislation discussed below may address some of the issues outlined above. However, PEC cannot predict the outcome of this matter.

     The EPA is  conducting  an  enforcement  initiative  related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. PEC was asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. During the first quarter of 2003, PEC responded to a supplemental information request from EPA. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. PEC cannot predict the outcome of this matter.

     In 1998, the EPA published a final rule addressing the regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 23 jurisdictions, including North Carolina, South Carolina and Georgia, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission levels by May 31, 2004. PEC is currently installing controls necessary to comply with the rule. Capital expenditures needed to meet these measures in North and South Carolina could reach approximately $370 million, which has not been adjusted for inflation. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to PEC's results of operations. Further controls are anticipated as electricity demand increases. PEC cannot predict the outcome of this matter.

     In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals decision. Designation of areas that do not attain the standard is proceeding, and further litigation and rulemaking on this and other aspects of the standard are anticipated. North Carolina adopted the federal eight-hour ozone standard and is proceeding with the implementation process. North Carolina has promulgated final regulations, which will require PEC to install nitrogen oxide controls under the State's eight-hour standard. The costs of those controls are included in the $370 million cost estimate set forth above. However, further technical analysis and rulemaking may result in a requirement for additional controls at some units. PEC cannot predict the outcome of this matter.

     The EPA published a final rule approving petitions under Section 126 of the Clean Air Act. This rule as originally promulgated required certain sources to make reductions in nitrogen oxide emissions by May 1, 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina coal-fired electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. PEC, other utilities, trade organizations and other states participated in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of Appeals ruled in favor of the EPA, which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court in its May 15th decision rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In August 2001, the Court granted a request by PEC and other utilities to delay the implementation of the 126 Rule for electric generating units pending resolution by the EPA of the growth factor issue. The Court's order tolls the three-year compliance period (originally set to end on May 1, 2003) for electric generating units as of May 15, 2001. On April 30, 2002, the EPA published a final rule harmonizing the dates for the Section 126 Rule and the NOx SIP Call. In addition, the EPA determined in this rule that the future growth factor estimation methodology was appropriate. The new compliance date for all affected sources is now May 31, 2004, rather than May 1, 2003. The EPA has approved North Carolina's NOx SIP Call rule and has formally proposed to rescind the Section 126 rule. This rulemaking is expected to become final during the summer of 2003. PEC expects a favorable outcome of this matter.

     On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. PEC expects its capital costs to meet these emission targets will be approximately $813 million by 2013. PEC currently has approximately 5,100 MW of coal-fired generation in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utility's total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utilities or unless the utilities persistently earn a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utilities' last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the 10-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. Pursuant to the new law, PEC entered into an agreement with the state of North Carolina to transfer to the state any future emissions allowances acquired as a result of compliance with the new law. The new law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. PEC cannot predict the future regulatory interpretation, implementation or impact of this new law. PEC has recorded $20 million of clean air amortization to date and clean air expenditures to date are $2.5 million.

     Other Environmental Matters

     The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of carbon dioxide and other greenhouse gases. The United States has not adopted the Kyoto Protocol; however, a number of carbon dioxide emissions control proposals have been advanced in Congress and by the Bush administration. The Bush administration favors voluntary programs. Reductions in carbon dioxide emissions to the levels specified by the Kyoto Protocol and some legislative proposals could be materially adverse to PEC's financials and operations if associated costs cannot be recovered from customers. PEC favors the voluntary program approach recommended by the administration, and is evaluating options for the reduction, avoidance, and sequestration of greenhouse gases. However, PEC cannot predict the outcome of this matter.

     In 1997, the EPA's Mercury Study Report and Utility Report to Congress conveyed that mercury is not a risk to the average American and expressed uncertainty about whether reductions in mercury emissions from coal-fired power plants would reduce human exposure. Nevertheless, EPA determined in 2000 that regulation of mercury emissions from coal-fired power plants was appropriate. Pursuant to a Court Order, the EPA is developing a Maximum Available Control Technology (MACT) standard, which is expected to become final in December 2004, with compliance in 2008. Achieving compliance with the MACT standard could be materially adverse to PEC's financial condition and results of operations. However, PEC cannot predict the outcome of this matter.

     b) As required under the Nuclear Waste Policy Act of 1982, PEC entered into a contract with the DOE under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

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

     Subsequently, a number of utilities each filed an action for damages in the Federal Court of Claims. In a recent decision, the U.S. Circuit Court of Appeals (Federal Circuit) ruled that utilities may sue the DOE for damages in the Federal Court of Claims instead of having to file an administrative claim with DOE. PEC is in the process of evaluating whether it should file a similar action for damages.

     On July 9, 2002, Congress passed an override resolution to Nevada's veto of DOE's proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. DOE plans to submit a license application for the Yucca Mountain facility by the end of 2004. PEC and PEF cannot predict the outcome of this matter.

     With certain modifications and additional approval by the NRC, PEC's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on its system through the expiration of the current operating licenses for all of its nuclear generating units. Subsequent or prior to the expiration of these licenses, or any renewal of these licenses, dry storage or acquisition of new shipping casks may be necessary. PEC obtained NRC approval to use additional storage space at the Harris Plant in 2000.

     c) PEC is involved in various litigation matters in the ordinary course of business, some of which involve claims for substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. PEC believes the final disposition of pending litigation would not have a material adverse effect on PEC's consolidated results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review "SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS" for a discussion of the factors that may impact any such forward-looking statements made herein.

RESULTS OF OPERATIONS

In this section, earnings and the factors affecting earnings for the three months ended March 31, 2003 as compared to the same period in 2002 are discussed. The discussion begins with a general overview, then separately discusses earnings by business segment.

Amounts reported in the interim Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption and the timing of maintenance on electric generating units, among other factors.

Overview

The net income and basic earnings per share of Progress Energy, Inc. (Progress Energy or the Company) was $208.2 million or $0.89 per share and $132.5 million or $0.62 per share for the quarters ended March 31, 2003 and 2002, respectively. Income from continuing operations was $196.9 million and $124.1 million, respectively, with the operations of North Carolina Natural Gas Corporation
(NCNG) being classified as discontinued operations. The increase in net income in 2003 is primarily due to:
o    the favorable impact of weather and customer growth on retail sales,
o    strong, weather-related wholesale sales,
o    lower interest expense,
o    positive impact of the Westchester Gas acquisition and
o    a wholesale contract termination agreement.

Partially offsetting these items were:
o higher operation and maintenance costs primarily due to ice storm costs in the Carolinas and a decreased pension credit and
o    lower planned synthetic fuel production.

         Effective January 1, 2003, Carolina Power and Light Company (CP&L), Florida Power Corporation and Progress Ventures, Inc. began doing business under the names Progress Energy Carolinas, Inc., Progress Energy Florida, Inc., and Progress Energy Ventures, Inc., respectively. The legal names of these entities have not changed and there is no restructuring of any kind related to the name change. The corporate and business unit structure remains unchanged.

The Company's business segments and their primary operations are:
o PEC Electric - engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina;
o PEF - engaged in the generation, transmission, distribution and sale of electricity in portions of Florida;
o Fuels - engaged in natural gas drilling and production, coal mining and the production of synthetic fuels;
o Competitive Commercial Operations (CCO) - engaged in nonregulated generation operations and energy marketing and limited trading activities;
o Progress Rail Services (Rail) - engaged in various rail and railcar related services; and
o Other Businesses (Other) - engaged in other nonregulated business areas including telecommunications and energy services operations.

In prior reporting, CCO and Fuels were components of the Progress Ventures segment. With the expansion of the nonregulated energy generation facilities and the current management structure, CCO is now a distinct operating segment. In addition to these operating segments, the Company has other corporate activities that include holding company operations, service company operations and eliminations. These corporate activities have been included in the Other segment in the past. Additionally, earnings from wholesale customers on the regulated plants have previously been reported in both the regulated utilities' results and the results of Progress Ventures. With the realignment of the reportable business segments, this activity is now included in the regulated utilities' results only. For comparative purposes, the 2002 results have been restated to align with the new business segments.

In 2002, the operations of NCNG, previously reported in the Other segment, were reclassified to discontinued operations and therefore were not included in the results from continuing operations during the periods reported. A discussion of the planned divestiture of NCNG is in the Discontinued Operations section.

In March 2003, the SEC completed an audit of the Progress Energy Service Company, LLC (Service Company) and recommended that the Company change its cost allocation methodology for allocating Service Company costs. As part of the audit process, the Company was required to change the cost allocation methodology for 2003 and record retroactive reallocations between its affiliates in the first quarter of 2003 for allocations originally made in 2001 and 2002. This change in allocation methodology and the related retroactive adjustments have no impact on consolidated expense or earnings. The impact on the affiliates is included in the segment discussion that follows.

Electric Segments

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

Effective January 1, 2003, the Company implemented SFAS No. 143 which requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Both electric utilities recognized asset retirement obligations
(AROs) in the first quarter of 2003. The adoption of the statement had no impact on the income of the electric segments, due to the establishment of regulatory assets and liabilities pursuant to SFAS No. 71. At March 31, 2003, the utilities have recorded AROs of $892.4 million and $306.8 million for PEC and PEF, respectively.

PEC filed a request with the NCUC requesting deferral of the difference between expense pursuant to SFAS No. 143 and expense as previously determined by the NCUC. The NCUC granted the deferral of the January 1, 2003, cumulative adjustment, but denied the deferral of the ongoing effects, citing a lack of information concerning the ongoing effects that would support the granting of such a deferral. The Company is in the process of providing additional information to the NCUC that it believes will demonstrate that deferral of the ongoing effects should also be allowed. Accordingly, for the quarter ended March 31, 2003, PEC deferred the ongoing effects. If PEC had not deferred the ongoing effects, expense for the quarter would have decreased by approximately $5.7 million, which represents a decrease in non-ARO cost of removal expense, partially offset by an increase in decommissioning expense.

On April 8, 2003, the SCPSC approved a joint request by PEC, Duke Energy and South Carolina Electric and Gas Company for an accounting order to authorize the deferral of all cumulative and prospective effects related to the adoption of SFAS No. 143.

On January 23, 2003, the Staff of the FPSC issued a notice of proposed rule development to adopt provisions relating to accounting for asset retirement obligations under SFAS No. 143. Accompanying the notice was a draft rule presented by the staff which adopts the provisions of SFAS No. 143 along with the requirement to record the difference between amounts prescribed by the FPSC and those used in the application of SFAS No. 143 as regulatory assets or regulatory liabilities, which was accepted by all parties. The adoption and acceptance of this draft rule is subject to FPSC approval.

PROGRESS ENERGY CAROLINAS ELECTRIC

PEC Electric contributed income from continuing operations of $134.6 million and $85.5 million in the first quarter of 2003 and 2002, respectively. The increase is primarily attributed to favorable weather conditions in the first quarter of 2003, as compared to the first quarter of 2002, which impacted both the retail and wholesale markets, strong customer growth and lower interest charges.

Revenues

PEC's electric revenues for the first quarter of 2003 and 2002 and the amount and percentage change by quarter and by customer class are as follows:

----------------------------------------------------------------------------------------
(in millions)
----------------------------------------------------------------------------------------
Customer Class                   2003        Amount Change       % Change      2002
----------------------------------------------------------------------------------------
Residential                      $356.9          $47.6            15.4%        $309.3
Commercial                        200.9          13.6              7.3          187.3
Industrial                        146.7           1.0              0.7          145.7
Governmental                       18.7           1.2              6.9           17.5
                             -----------------------------------------------------------
    Total retail revenues         723.2          63.4              9.6          659.8
Wholesale                         209.4          66.8             46.8          142.6
Unbilled                          (30.9)        (21.2)              -            (9.7)
Miscellaneous                      23.8           5.0             26.6           18.8
                             -----------------------------------------------------------
    Total electric revenues      $925.5         $114.0            14.0%        $811.5
----------------------------------------------------------------------------------------

PEC's electric energy sales for 2003 and 2002 and the amount and percentage change by quarter and by customer class are as follows:

-------------------------------------------------------------------------------------------
(in thousands of mWh)
-------------------------------------------------------------------------------------------
Customer Class                      2003        Amount Change      % Change       2002
-------------------------------------------------------------------------------------------
Residential                          4,587           602             15.1%         3,985
Commercial                           2,984           194              7.0          2,790
Industrial                           3,005           18               0.6          2,987
Governmental                           343           18               5.5            325
                                -----------------------------------------------------------
    Total retail energy sales       10,919           832              8.2         10,087
Wholesale                            4,619         1,288             38.7          3,331
Unbilled                              (480)         (293)              -            (187)
                                -----------------------------------------------------------
    Total mWh sales                 15,058         1,827             13.8%        13,231
-------------------------------------------------------------------------------------------

Favorable weather in the first quarter of 2003 as compared to the first quarter of 2002 was the primary driver of the increased retail and wholesale energy sales and revenue. Wholesale revenue growth is also attributed to increased weather driven sales of energy to the Northeastern United States markets during the first quarter of 2003. The residential and commercial customer classes' customer base increased two percent.

Expenses

The following summarizes PEC Electric's expenses for the first quarter of 2003 and 2002.

-------------------------------------------------------------------------------------------
(in millions)
-------------------------------------------------------------------------------------------
Expense Category                     2003       Amount Change      % Change       2002
-------------------------------------------------------------------------------------------
Fuel and purchased power            $298.7         $51.5             20.8%        $247.2
Operations and maintenance           189.9          (1.4)            (0.7)         191.3
Depreciation and amortization        138.8          (2.6)            (1.8)         141.4
Taxes other than on income            44.2           5.4             13.9           38.8
Net interest charges                  48.4         (10.1)           (17.3)          58.5
Income taxes                          70.0          22.6             47.7           47.4
Other expenses                         0.9          (0.5)           (35.7)           1.4
                                  ---------------------------------------------------------
    Total expenses                  $790.9         $64.9              8.9%        $726.0
-------------------------------------------------------------------------------------------

The increase in fuel and purchased power expense is due to an 11.8% increase in generation, higher fuel prices and changes in generation mix. Fuel expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

The decrease in operations and maintenance expense is primarily the result of the revised Service Company cost allocation methodology. Operations and maintenance costs decreased $15.9 million related to the reallocation of prior years' costs and $2.5 million related to current year costs. These cost reductions were partially offset by costs incurred for the February ice storms of $10.4 million.

The decrease in depreciation and amortization expense results from a $25.0 million reduction in accelerated nuclear amortization, partially offset by a $20.0 million increase in clean air amortization. An NCUC order allowed the reduction in the accelerated nuclear amortization and extended the recovery time.

Interest expense decreased due to both a decrease in average outstanding debt and a slightly lower interest rate.

In accordance with an SEC order under PUHCA, effective in the second quarter of 2002, tax benefits not related to acquisition interest expense that were previously held unallocated at the holding company must be allocated to the profitable subsidiaries. As a result, $5.5 million of the tax benefit that was previously held at the holding company was allocated to PEC in the first quarter of 2003. The allocation has no impact on the Company's consolidated tax expense or net income. Other fluctuations in income taxes are primarily due to changes in pre-tax income.

PROGRESS ENERGY FLORIDA

PEF contributed income from continuing operations of $70.8 million and $57.7 million in the first quarter of 2003 and 2002, respectively. This increase is primarily attributed to favorable weather, retail growth/usage and the absence of the impact of the retroactive rate refund in 2002. Partially offsetting these improvements was the impact of the reduced rates in 2003 resulting from the May 2002 rate case settlement.

In March 2002, PEF settled a rate case which provided for a one-time retroactive rate refund, decreased future retail rates by 9.25% (effective May 1, 2002), provided for lower depreciation and amortization and provided for increases in certain service revenue rates.

Revenues

PEF's electric revenues for the first quarter of 2003 and 2002 and the amount and percentage change by quarter and by customer class are as follows:

------------------------------------------------------------------------------------------
(in millions)
------------------------------------------------------------------------------------------
Customer Class                        2003      Amount Change      % Change       2002
------------------------------------------------------------------------------------------
Residential                            $385.0        $5.8             1.5%       $379.2
Commercial                              150.4       (16.4)           (9.8)        166.8
Industrial                               47.5        (2.5)           (5.0)         50.0
Governmental                             38.0        (1.9)           (4.8)         39.9
Revenue Sharing/Rate Refund                 -        35.0           100.0         (35.0)
                                    ------------------------------------------------------
    Total retail revenues               620.9        20.0             3.3         600.9
Wholesale                                71.3        18.9            36.1          52.4
Unbilled                                 (0.7)       (7.2)              -           6.5
Miscellaneous                            36.9        10.3            38.7          26.6
                                    ------------------------------------------------------
    Total electric revenues            $728.4       $42.0             6.1%       $686.4
------------------------------------------------------------------------------------------

PEF's electric energy sales for the first quarter of 2003 and 2002 and the amount and percentage change by quarter and by customer class are as follows:

------------------------------------------------------------------------------------------
(in thousands of mWh)
------------------------------------------------------------------------------------------
Customer Class                        2003      Amount Change      % Change       2002
------------------------------------------------------------------------------------------
Residential                             4,553        493             12.1%          4,060
Commercial                              2,442        (14)            (0.6)          2,456
Industrial                                916         34              3.9             882
Governmental                              657         36              5.8             621
                                    ------------------------------------------------------
    Total Retail Energy Sales           8,568        549              6.8           8,019
Wholesale                               1,277        298             30.4             979
Unbilled                                   54         22               -               32
                                    ------------------------------------------------------
    Total mWh Sales                     9,899        869              9.6%          9,030
------------------------------------------------------------------------------------------

The first quarter 2002 rate refund of $35.0 million was virtually offset by the 2003 first quarter rate reduction, both of which resulted from the 2002 rate case settlement. Excluding these impacts, revenue increased due to favorable weather in the first quarter of 2003, as compared to the first quarter of 2002 (heating degree days increased 25.6%) and continued retail customer growth

(retail customer base increased 1.25%). Increased demand from other utilities drove the wholesale revenue increase. Higher service charges allowed in the rate case settlement contributed to the higher miscellaneous revenues.

Expenses

The following summarizes PEF's expenses for the first quarter of 2003 and 2002.

-------------------------------------------------------------------------------------------
(in millions)
-------------------------------------------------------------------------------------------
Expense Category                     2003       Amount Change      % Change       2002
-------------------------------------------------------------------------------------------
Fuel and purchased power            $315.6          $8.8              2.9%        $306.8
Operations and maintenance           139.8           7.0              5.3          132.8
Depreciation and amortization         79.4          10.1             14.6           69.3
Taxes other than on income            58.6           1.5              2.6           57.1
Net interest charges                  26.5          (1.8)            (6.4)          28.3
Income taxes                          37.0           3.6             10.8           33.4
Other expenses                         0.7          (0.3)           (30.0)           1.0
                                  ---------------------------------------------------------
    Total expenses                  $657.6         $28.9              4.6%        $628.7
-------------------------------------------------------------------------------------------

Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

The increase in operations and maintenance expense results from a $5.3 million lower pension credit.

The increase in depreciation and amortization expense relates primarily to an increase in amortization of the Tiger Bay regulatory asset. The amortization is recovered through a cost recovery clause and has no impact on earnings. The regulatory asset was created as a result of the early termination of certain long-term cogeneration contracts and is amortized according to a plan approved by the Florida Public Service Commission.

In accordance with an SEC order under PUHCA, effective in the second quarter of 2002, tax benefits not related to acquisition interest expense that were previously held unallocated at the holding company must be allocated to the profitable subsidiaries. As a result, $3.4 million of the tax benefit that was previously held at the holding company was allocated to PEF in the first quarter of 2003. The allocation has no impact on the Company's consolidated tax expense or net income. Other fluctuations in income taxes are primarily due to changes in pre-tax income.

DIVERSIFIED BUSINESSES

The Company's diversified businesses consist primarily of the Fuels segment and the CCO segment, the Rail segment, Progress Telecom and SRS, which are in the Other segment. These businesses and are explained in more detail below.

FUELS

The Fuels segment's operations includes synthetic fuel operations, natural gas exploration and production and coal extraction. Fuels' results for the first quarter of 2003 were impacted most significantly by the timing of synthetic fuel production and the increase in gas production.

The following summarizes the income from continuing operations of the Fuels segment for the first quarter 2003 and 2002.

-------------------------------------------------------------------------------------
(in millions)                                     2003        Change          2002
-------------------------------------------------------------------------------------
  Synthetic fuel operations                      $25.4        $(13.4)        $38.8
  Gas production and coal fuel operations          5.2           4.7           0.5
  Other (losses) earnings                         (4.0)         (6.3)          2.3
                                             ----------------------------------------
     Income from continuing operations           $26.6        $(15.0)        $41.6
-------------------------------------------------------------------------------------

Synthetic Fuel Operations

The synthetic fuels operations generated income from continuing operations of $25.4 million and $38.8 million in the first quarter of 2003 and 2002, respectively. The production and sale of synthetic fuel generate operating losses, but qualify for tax credits under Section 29 of the Code, which more than offset the effect of such losses. The following summarizes the synthetic fuel operations for the first quarter of 2003 and 2002.

------------------------------------------------------------------------------
(in millions)                                    2003             2002
------------------------------------------------------------------------------
Tons produced                                      2.0              3.0
                                            ----------------------------------

Operating losses, excluding tax credits         $(27.3)          $(45.0)
Tax credits generated                             52.7             83.8
                                            ----------------------------------
    Income from continuing operations           $ 25.4           $ 38.8
------------------------------------------------------------------------------

Total synthetic fuel sales decreased in the current year primarily due to a change in the synthetic fuel production pattern for 2003. The Company anticipates total synthetic fuel production of 12 to 13 million tons for the year, which is comparable to 2002 production levels.

Gas production and coal fuel operations

Gas operations generated income from continuing operations of $4.9 million and $0.3 million in the first quarter of 2003 and 2002, respectively. The increase in production drove the increased revenue and earnings with the addition of the Westchester operations accounting for 64% of the gas production in the first quarter of 2003. Income from operations related to coal fuel operations was immaterial for both periods presented.

During the first quarter of 2003, Progress Fuels Corporation, a wholly owned subsidiary of Progress Energy, entered into three independent transactions to acquire approximately 162 natural gas-producing wells with proven reserves of 195 billion cubic feet for $148 million. The primary assets in the acquisition have been transferred to Progress Fuels North Texas Gas, L.P., a wholly owned subsidiary of Progress Fuels Corporation.

Fuels' operations also include terminals, coal production and transportation operations and other unallocated segment costs. The 2003 unallocated segment costs include $4.7 million after tax of additional Service Company allocations related to the SEC audit.

COMPETITIVE COMMERCIAL OPERATIONS

CCO generates and sells (on a wholesale basis) electricity through nonregulated plants. These operations also include limited financial trading activities. The following summarizes the income from continuing operations, sales and generating capacity of the nonregulated plants for the first quarters of 2003 and 2002.

------------------------------------------------------------------------------
(in millions except megawatts)              2003         Change         2002
------------------------------------------------------------------------------
Income/loss from continuing operations      $  8.5       $ 10.6       $ (2.1)
Operating revenue                           $ 37.2       $ 28.2       $  9.0
Generation capacity (MW)                     1,554        1,239          315
------------------------------------------------------------------------------

On March 21, 2003, PVI announced entering into a definitive agreement with Williams Energy Marketing and Trading to acquire a full-requirements power supply agreement with Jackson in Georgia for $188 million. This transaction is expected to close in the second quarter.

The increase in revenue and earnings is primarily due to a tolling agreement termination payment from Dynegy. Also contributing slightly to the increase was the increased production capacity from the addition of generating capacity. The earnings and revenue increases related to the increased capacity was partially offset by lower prices in the wholesale energy market. Including the Jackson contract and the impact of the Dynegy contract termination, mentioned above, the Company has contracts for 68%, 74% and 49% of planned production capacity for 2003 through 2005, respectively. The 2005 decline results from the expiration of four contracts. The Company continues to pursue opportunities with both current customers and other potential customers.

The first quarter 2003 results include $2.8 million after tax of additional Service Company allocations related to the SEC order.

During 2002, the Company completed the acquisition of two electric generation projects, Walton County Power, LLC and Washington County Power, LLC. The acquisition resulted in goodwill of $64.1 million. The Company performed the annual goodwill impairment test in the first quarter of 2003 which indicated no impairment. However, modest changes in either assumptions or market conditions could cause some or all of the $64 million of goodwill related to the CCO operating segment to become impaired.

RAIL SERVICES (RAIL)

Rail's operations include railcar and locomotive repair, trackwork, rail parts reconditioning and sales, scrap metal recycling, railcar leasing and other rail related services. The Company intends to sell the assets of Railcar Ltd., a leasing subsidiary, in 2003 and has reported these assets as assets held for sale at March 31, 2003.

Progress Rail contributed losses from continuing operations of $3.4 million and $0.7 million for the first quarters of 2003 and 2002, respectively. As a result of the SEC order, Rail incurred additional Service Company allocations of $3.4 million after tax in the first quarter of 2003. Rail's results for both quarters were affected by the downturn in the overall economy. Rail experienced revenue growth in the first quarter of 2003 with stronger wheel set sales and recycling sales. Aggressive cost management programs were identified throughout 2002 and in the first quarter of 2003.

An SEC order approving the merger of FPC requires the Company to divest Rail by November 30, 2003. The Company is pursuing alternatives, but does not expect to find the right divestiture opportunity by that date. Therefore, the Company has sought an extension from the SEC.

OTHER BUSINESSES SEGMENT

Progress Energy's Other segment primarily includes the operations of SRS, Progress Telecom and small nonregulated subsidiaries of PEC. Holding company operations and other corporate functions that have previously been included in the Other segment have been removed and are being reported separately. The segment contributed earnings of $0.3 million and a loss of $4.9 million in the first quarter of 2003 and 2002, respectively.

The improvement is related to Progress Telecom's lower depreciation charges resulting from the impairment of a significant portion of its assets in the third quarter of 2002.

CORPORATE SERVICES

Corporate Services includes the operations of the Holding Company, the Service Company, and consolidation entities, as summarized below (expenses are indicated by positive numbers).

------------------------------------------------------------------------------
(in millions)                            2003     Amount Change       2002
------------------------------------------------------------------------------
  Interest expense                      $ 71.0       $   -           $ 71.0
  Contingent value obligations            (1.7)         9.6           (11.3)
  Tax reallocation                         9.1          9.1              -
  Tax levelization                       (10.3)       (31.5)           21.2
  Other income taxes                     (30.9)         1.0           (31.9)
  Other expenses                           3.3         (0.8)            4.1
                                       ---------------------------------------
    Loss from continuing operations     $ 40.5       $(12.6)         $ 53.1
------------------------------------------------------------------------------

Progress Energy issued 98.6 million contingent value obligations (CVOs) in connection with the FPC acquisition. Each CVO represents the right to receive contingent payments based on the performance of four synthetic fuel facilities owned by Progress Energy. The payments, if any, are based on the net after-tax cash flows the facilities generate. At March 31, 2003 and 2002, the CVOs had fair market values of approximately $12.1 million and $30.6 million, respectively. Progress Energy recorded an unrealized gain of $1.7 million and $11.3 million for the first quarter of 2003 and 2002, respectively, to record the changes in fair value of the CVOs, which had average unit prices of $0.12 and $0.31 at March 31, 2003 and 2002, respectively.

According to an SEC order under PUHCA, Progress Energy's tax benefit not related to acquisition interest expense is to be allocated to profitable subsidiaries. Therefore, the tax benefit that was previously held in the Holding Company was allocated to the profitable subsidiaries effective with the second quarter of

2002. The allocation has no impact on consolidated tax expense or earnings. However, in the first quarter of 2003, the allocation increased the Corporate Services tax expense $9.1 million with offsetting decreases in other segments (primarily PEC and PEF).

GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $10.3 million and decreased $21.2 million for the first quarter of 2003 and 2002, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. The tax credits associated with the Company's synthetic fuel operations primarily drive the required levelization amount. In the first quarter of 2003, a benefit was realized because synthetic fuel production was shifted out of the first quarter and weather conditions hindered the delivery of synthetic fuels to customers. In the first quarter of 2002, a tax expense was recognized because of higher synthetic fuel production and sales. Fluctuations in estimated annual earnings and tax credits can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

Other fluctuations in income taxes are primarily due to changes in pre-tax income.

DISCONTINUED OPERATIONS

In the fourth quarter of 2002, the Company's Board of Directors approved the sale of North Carolina Natural Gas Corporation (NCNG) to Piedmont Natural Gas Company, Inc. As a result of this action, the operating results of NCNG were reclassified to discontinued operations for all reportable periods. With its classification as a discontinued operation, the assets of NCNG are no longer depreciated, resulting in $2.9 million less after-tax depreciation expense, when compared to the first quarter 2002. Progress Energy expects to sell NCNG in the summer of 2003 for net proceeds of approximately $400 million. The company expects to use the proceeds to reduce outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

Progress Energy, Inc.

Statement of Cash Flows and Financing Activities

Cash provided by operating activities increased $174 million for the three months ended March 31, 2003, when compared to the corresponding period in the prior year. The increase in cash from operating activities for the 2003 period is due to improved operating results at both electric utilities. In addition, changes in the balances of certain current assets and liabilities due to operational fluctuations provided cash by operating activities.

Net cash used in investing activities decreased $309 million for the three months ended March 31, 2003, when compared to the corresponding period in the prior year. The decrease in cash used in investing activities is primarily due to lower capital spending at PVI, which acquired generating assets from LG&E in February 2002 for approximately $350 million. During the first three months of 2003, $222.6 million was spent in diversified business property additions. The acquisition of the natural gas reserves resulted in a cash outflow of $148 million, which is included in the $222.6 million in diversified property additions.

Net cash provided by financing activities decreased $712 million for the three months ended March 31, 2003, when compared to the corresponding period in the prior year. The decrease in financing requirements was primarily due to the improved operating cash flow and lower capital expenditures for the quarter.

On February 7, 2003, Moody's Investors Service (Moody's) announced that it was lowering Progress Energy, Inc.'s senior unsecured debt rating from Baa1 to Baa2, and changing the outlook of the rating from negative to stable. Moody's cited the slower than planned pace of the Company's efforts to pay down debt from its acquisition of Florida Progress as the primary reason for the ratings change. Moody's also changed the outlook of Progress Energy Florida, Inc. (A1 senior secured) and Progress Capital Holdings, Inc. (A3 senior unsecured) from stable to negative and lowered the trust preferred rating of FPC Capital I from A3 to Baa1 with a negative outlook.

The change in outlook by the rating agency has not materially affected Progress Energy's access to liquidity or the cost of its short-term borrowings.

On February 21, 2003,  PEF issued $425 million of First  Mortgage  Bonds,  4.80%
Series, Due March 1, 2013 and $225 million of First Mortgage Bonds, 5.90% Series, Due March 1, 2033. Proceeds from this issuance were used to repay the balance of its outstanding commercial paper, to refinance its secured and unsecured indebtedness, including PEF's First Mortgage Bonds 6.125% Series Due March 1, 2003, and to redeem the aggregate outstanding balance of its 8% First Mortgage Bonds due 2022.

On March 1, 2003, $70 million of PEF First Mortgage Bonds, 6.125% Series, matured and were retired.

Effective March 24, 2003, PEF redeemed $150 million of First Mortgage Bonds, 8% Series, due December 1, 2022 at 103.75% of the principal amount of such bonds.

On April 1, 2003, PEF entered into a new $200 million 364-day credit agreement and a new $200 million three-year credit agreement, replacing its prior credit facilities (which had been a $90 million 364-day facility and a $200 million five-year facility). The new PEF credit facilities contain a defined maximum total debt to total capital ratio of 65%; as of March 31, 2003 the calculated ratio was 50.9%. The new credit facilities also contain a requirement that the ratio of EDITDA, as defined in the facilities, to interest expense to be at least 3 to 1; as of March 31, 2003 the calculated ratio was 8.7 to 1.

Also on April 1, 2003, PEC reduced the size of its existing 364-day credit facility from $285 million to $165 million. The other terms of this facility were not changed. Progress Energy Carolinas' $285 million three-year credit agreement entered into in July 2002 remains in place, for total facilities of $450 million.

On April 25, 2003, PEC announced the redemption of $150 million of First Mortgage Bonds, 7.5% Series, Due March 1, 2023 at 103.22% of the principal amount of such bonds. The date of the redemption will be May 27, 2003 and PEC will fund the redemption through commercial paper.

In March 2003, Progress Genco Ventures, LLC (Genco), a wholly owned subsidiary of PVI, terminated its $50 million working capital credit facility. The remaining $260 million of Genco's credit facility was not changed.

The Company issued approximately 1.8 million shares representing approximately $74 million in proceeds from its Dividend Reinvestment and Stock Purchase Plan and its employee benefit plans during the three months ended March 31, 2003.

Future Commitments

As of March 31, 2003, Progress Energy's contractual cash obligations and other commercial commitments has not changed materially from what was reported in the 2002 Annual Report on Form 10-K. The only changes in Progress Energy's future commitments involve the additional first quarter 2003 long-term debt issuances that are detailed above.

OTHER MATTERS

PEF Rate Case Settlement

On March 27, 2002, the parties in PEF's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC on April 23, 2002. The Agreement provides that PEF will operate under a Revenue Sharing Incentive Plan (the Plan) through 2005 and thereafter until terminated by the FPSC.

The Plan provides that all retail base revenues between the established threshold and cap will be shared on a 2/3 - 1/3, customer/shareholder basis. All retail base rate revenues above the retail base rate revenue caps established for each year will be refunded 100% to retail customers on an annual basis. For 2002, the refund to customers was limited to 67.1% of the retail base rate revenues that exceeded the 2002 cap. The retail base revenue cap for 2003 is $1.393 billion and will increase $37 million each year thereafter. As of December 31, 2002, $4.7 million was accrued and was refunded to customers in March 2003. On February 24, 2003, the parties to the Agreement filed a motion seeking an order from the FPSC to enforce the Agreement. In this motion, the parties dispute PEF's calculation of retail revenue subject to refund and contend that the refund should be approximately $23 million. This issue will be addressed by the FPSC in the near future. The Company cannot predict the outcome of this matter.

Synthetic Fuels Tax Credits

Progress Energy, through its subsidiaries, produces synthetic fuel from coal fines. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. Any synthetic fuel tax credit amounts not utilized are carried forward indefinitely. All of Progress Energy's synthetic fuel facilities have received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. These tax credits are subject to review by the IRS, and if Progress Energy fails to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows. Total Section 29 credits generated to date (including FPC prior to its acquisition by the Company) are approximately $949.9 million.

One synthetic fuel entity, Colona Synfuel Limited Partnership, L.L.L.P. (Colona), from which the Company (and FPC prior to its acquisition by the Company) has been allocated approximately $258 million in tax credits to date, is being audited by the IRS. The audit of Colona was expected. The Company is audited regularly in the normal course of business, as are most similarly situated companies. In September 2002, all of Progress Energy's majority-owned synthetic fuel entities, including Colona, were accepted into the IRS Prefiling Agreement (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues. Either the Company or the IRS can withdraw from the program at any time, and issues not resolved through the program may proceed to the next level of the IRS exam process. While the ultimate outcome is uncertain, the Company believes that participation in the PFA program will likely shorten the tax exam process. In management's opinion, Progress Energy is complying with all the necessary requirements to be allowed such credits under Section 29 and believes it is likely, although it cannot provide certainty, that it will prevail if challenged by the IRS on any credits taken. The current Section 29 tax credit program expires in 2007.

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

Nuclear Matters

Progress Energy's Brunswick Nuclear Plant Unit 2 completed a successful refueling outage on April 6, 2003, when the unit was returned to service. During the outage, the first of two phases of an extended power uprate project for that unit was completed, which added approximately 70 additional megawatts of electricity at the plant.

On August 9, 2002, the NRC issued an additional bulletin dealing with head leakage due to cracks near the control rod nozzles. The NRC has asked licensees to commit to high inspection standards to ensure the more susceptible plants have no cracks. The Robinson Plant is in this category and had a refueling outage in October 2002. The Company completed a series of examinations in October 2002 of the entire reactor pressure vessel head and found no indications of control rod drive mechanism penetration leakage and no corrosion of the head itself. During the outage, a boric acid leakage walkdown of the reactor coolant pressure boundary was also completed and no corrosion was found.

The Company currently plans to re-inspect the Robinson Plant reactor head during its next refueling outage in the spring of 2004 and replace the head in the fall of 2005. The Harris Plant is ranked in the lowest susceptibility classification. During the Harris Plant's Spring 2003 outage, the Company completed a series of examinations of the entire reactor pressure vessel head and found no degradation or indication of leakage.

In October 2001 at the Crystal River Plant (CR3), one nozzle was found to have a crack and was repaired; however, no degradation of the reactor vessel head was identified. Current plans are to replace the vessel head at CR3 during its next regularly scheduled refueling outage in 2003.

In February 2003, the NRC issued Order EA-03-009, requiring specific inspections of the reactor pressure vessel head and associated penetration nozzles at pressurized water reactors (PWRs). The Company has responded to the Order, stating that the Company intends to comply with the provisions of the Order. No adverse impact is anticipated.

In April 2003, the STP Nuclear Operating Company, an unaffilated entity, notified the NRC of a potential leak indication on the bottom head of the reactor vessel of one of its units. The Company is continuing to monitor this development for applicability to our plants and will take appropriate action if and when necessary.

In January 2003, the NRC issued a final order with regard to access control. This order requires the Company to enhance its current access control program by January 7, 2004. The Company expects that it will be in full compliance with the order by the established deadline.

The NRC continues to issue additional orders designed to increase security at nuclear facilities. In April 2003, one of the orders issued by the NRC imposes revisions to the Design Basis Threat and requires power plants to implement additional protective actions to protect against sabotage by terrorists and other adversaries. The Company is currently in the process of reviewing this order and cannot currently predict the potential impact to the Company's financial condition or results of operations. As the NRC, other governmental entities and the industry continue to consider security issues, it is possible that more extensive security plans could be required.

Franchise Litigation

Six cities, with a total of approximately 49,000 customers, have sued PEF in various circuit courts in Florida. The lawsuits principally seek 1) a declaratory judgment that the cities have the right to purchase PEF's electric distribution system located within the municipal boundaries of the cities, 2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and 3) injunctive relief requiring PEF to continue to collect from PEF's customers and remit to the cities, franchise fees during the pending litigation, and as long as PEF continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which PEF had agreed to collect such fees. Five circuit courts have entered orders requiring arbitration to establish the purchase price of PEF's electric distribution system within five cities. Two appellate courts have upheld these circuit court decisions and authorized cities to determine the value of PEF's electric distribution system within the cities through arbitration. To date, no city has attempted to actually exercise the option to purchase any portion of PEF's electric distribution system. Arbitration in one of the cases (the City of Casselberry) was held in August 2002 and an award was issued in October 2002 setting the value of PEF's distribution system within that city at approximately $22 million. On April 2, 2003, PEF filed a rate filing with the FERC to recover $10.6 million in stranded costs from the City of Casselberry in the event the City ultimately chooses and is allowed to form a municipal electric utility. PEF has made a settlement proposal, which is scheduled to be voted on by the City Commission on May 12, 2003. At this time, whether and when there will be further proceedings regarding the City cannot be determined. A second arbitration (with the City of Winter Park) was completed in February 2003. A decision from the arbitration panel has not yet been issued in that case. Two additional arbitrations have been scheduled to occur in the second quarter of 2003 and the first quarter of 2004.

As part of the above litigation, two appellate courts have also reached opposite conclusions regarding whether PEF must continue to collect from its customers and remit to the cities "franchise fees" under the expired franchise ordinances. PEF has filed an appeal with the Florida Supreme Court to resolve the conflict between the two appellate courts. The Florida Supreme Court has set oral argument for August 27, 2003. The Company cannot predict the outcome of these matters at this time.

Progress Energy Carolinas, Inc.

The information required by this item is incorporated herein by reference to the following portions of Progress Energy's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PEC:
RESULTS OF OPERATIONS; LIQUIDITY AND CAPITAL RESOURCES and OTHER MATTERS.


RESULTS OF OPERATIONS

The results of operations for the PEC Electric segment are identical between PEC and Progress Energy. The results of operations for PEC's non-utility subsidiaries for the three months ended March 31, 2003 and 2002 are not material to PEC's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2003, $150 million was spent on PEC's construction program and $0.2 million was spent on diversified business property additions.

As of March 31, 2003, PEC's liquidity, contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2002 Annual Report on Form 10-K.

On April 1, 2003, PEC reduced the size of its existing 364-day credit facility from $285 million to $165 million. The other terms of this facility were not changed. PEC's $285 million three-year credit agreement entered into in July 2002 remains in place, for total facilities of $450 million.

On April 25, 2003, PEC announced the redemption of $150 million of First Mortgage Bonds, 7.5% Series, Due March 1, 2023 at 103.22% of the principal amount of such bonds. The date of the redemption will be May 27, 2003 and PEC will fund the redemption through commercial paper.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

The Company's exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 2002. The Company's exposure to market value risk with respect to the CVOs has also not changed materially since December 31, 2002.

On February 21, 2003,  PEF issued $425 million of First  Mortgage  Bonds,  4.80%
Series, Due March 1, 2013 and $225 million of First Mortgage Bonds, 5.90% Series, Due March 1, 2033.

On March 1, 2003, $70 million of PEF First Mortgage Bonds, 6.125% Series, matured and were retired.

Effective March 24, 2003, PEF redeemed $150 million of First Mortgage Bonds, 8% Series, Due December 1, 2022 at 103.75% of the principle amount of such bonds.

The exposure to changes in interest rates from the Company's fixed rate and variable rate long-term debt at March 31, 2003 has changed from December 31, 2002. The total fixed rate long-term debt at March 31, 2003 was $9.1 billion, with an average interest rate of 6.7% and fair market value of $10 billion. The total variable rate long-term debt at March 31, 2003, was $1.1 billion, with an average interest rate of 1.44% and fair market value of $1.1 billion.

The exposure to changes in interest rates from the Company's commercial paper and FPC mandatorily redeemable securities of trust at March 31, 2003, was not materially different than at December 31, 2002.

Progress Energy Carolinas, Inc.

PEC has certain market risks inherent in its financial instruments, which arise from transactions entered into in the normal course of business. PEC's primary exposures are changes in interest rates with respect to long-term debt and commercial paper, and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. PEC's exposure to return on marketable securities for the decommission trust funds has not changed materially since December 31, 2002.

In March and April of 2003, PEC entered into treasury rate locks to hedge its exposure to interest rates with regard to a future issuance of debt. These agreements have a computational period of ten years and are designated as cash flow hedges for accounting purposes.

The exposure to changes in interest rates from the PEC's fixed rate long-term debt, variable rate long-term debt and commercial paper at March 31, 2003 was not materially different than at December 31, 2002. In addition, PEC's exposure on the notional amount of interest rate swap agreements used to hedge its exposure on variable rate debt positions at March 31, 2003 was not materially different than at December 31, 2002.

Item 4.   Controls and Procedures

Progress Energy, Inc.

Within the 90 days prior to the filing date of this report, Progress Energy carried out an evaluation, under the supervision and with the participation of its management, including Progress Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Progress Energy's disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Progress Energy's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to Progress Energy (including its consolidated subsidiaries) required to be included in the periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in Progress Energy's internal controls or in other factors that could significantly affect these controls.

Progress Energy Carolinas, Inc.

Within the 90 days prior to the filing date of this report, PEC carried out an evaluation, under the supervision and with the participation of its management, including PEC's CEO and CFO, of the effectiveness of the design and operation of PEC's disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, PEC's CEO and CFO concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to PEC (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in PEC's internal controls or in other factors that could significantly affect these controls.


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Legal aspects of certain matters are set forth in Part I, Item 1. See Note 15 to the Progress Energy, Inc. Consolidated Interim Financial Statements and Note 9 to the PEC's Consolidated Interim Financial Statements.

1. Strategic Resource Solutions Corp. ("SRS") v. San Francisco Unified School District, et al., Sacramento Superior Court, Case No. 02AS033114

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

On March 13, 2003, the City Attorney's office announced the filing of new claims by the City Attorney and the District in the form of a cross-complaint against SRS, Progress Energy, Inc., Progress Energy Solutions, Inc., and certain individuals, alleging fraud, false claims, violations of California statutes, and seeking compensatory damages, punitive damages, liquidated damages, treble damages, penalties, attorneys' fees and injunctive relief. The City Attorney's announcement states that the City and the District seek "more than $300 million in damages and penalties."

The Company has reviewed the District's earlier pleadings against SRS and believes that those claims are not meritorious. SRS filed its answer to the new pleadings on April 14, 2003. The Company has reviewed the new pleadings and the Company believes that the new claims are not meritorious. The Company will file appropriate responsive pleadings in due course. SRS, the Company and Progress Energy Solutions, Inc. will vigorously defend and litigate all of these claims. The Company cannot predict the outcome of this matter, but the Company believes that it and its subsidiaries have good defenses to all claims asserted by both the District and the City.

Item 2.   Changes in Securities and Use of Proceeds

RESTRICTED STOCK AWARDS:

(a) Securities Delivered. On March 18, 2003, 167,400 restricted shares of the Company's Common Shares were granted to certain key employees pursuant to the terms of the Company's 2002 Equity Incentive Plan (Equity Incentive
     Plan),  which was approved by the  Company's  shareholders  on May 8, 2002.
     Section 9 of the Plan provides for the granting of Restricted Stock by the Organization and Compensation Committee of the Company's Board of Directors, (the Committee) to key employees of the Company, including its Affiliates or any successor, and to outside directors of the Company. The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the accounts of the recipients and do not represent newly issued shares of the Company.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit                                                                    Progress            Progress Energy
     Number                            Description                            Energy, Inc.          Carolinas, Inc.
     ------                            -----------                            ------------          ---------------

     *10(i)     Progress Energy, Inc. Amended and Restated Management              X                       X
                Deferred Compensation Plan Adopted as of January 1,
                2000, Revised and Restated effective January 1, 2003
                (filed as Exhibit 4.3 to Progress Energy Form S-8 on May
                2, 2003, File No. 333-104952).

     10(ii)     Notice, dated March 25, 2003, to the Agent for the                                         X
                lenders named in the Carolina Power & Light Company
                364-day Revolving Credit Agreement, dated July 31, 2002,
                of a commitment reduction in the amount of $120,000

     10(iii)    Florida Power Corporation d/b/a Progress Energy Florida,           X
                Inc. 364-Day $200,000,000 Credit Agreement, dated as of
                April 1, 2003 (filed as Exhibit 10(ii) to Florida Power
                Corporation Form 10-Q for the quarter ended March 31, 2003).

     10(iv)     Florida Power Corporation d/b/a Progress Energy Florida,           X
                Inc. 30-Year 200,000,000 Credit Agreement, dated as of
                April 1, 2003 (filed as Exhibit 10(iii) to the Florida
                Power Corporation Form 10-Q for the quarter ended
                March 31, 2003).

       99       Certifications   pursuant   to   Section   906   of   the          X                       X
                Sarbanes-Oxley Act of 2002

     *Incorporated herein by reference as indicated.

(b)  Reports on Form 8-K with respect to the quarter:

     Progress Energy, Inc.

                       Financial
         Item          Statements
       Reported        Included             Date of Event                Date Filed

          5                No               February 7, 2003           February 12, 2003
          7                Yes              February 18, 2003          February 18, 2003
          5                No               April 1, 2003              April 1, 2003
        9, 12              Yes              April 23, 2003             April 23, 2003


     Carolina Power & Light Company
     d/b/a Progress Energy Carolinas, Inc.

                       Financial
         Item          Statements
       Reported        Included             Date of Event                Date Filed

          5                No               January 1, 2003            January 3, 2003
          7                Yes              February 18, 2003          February 18, 2003
          5                No               April 1, 2003              April 1, 2003
        9, 12              Yes              April 23, 2003             April 23, 2003


                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PROGRESS ENERGY, INC.
                                       CAROLINA POWER & LIGHT COMPANY
Date:  May 9, 2003                     (Registrants)

                                       By:  /s/  Peter  M.  Scott III
                                       ------------------------------
                                       Peter M. Scott III
                                       Executive Vice President and
                                       Chief Financial Officer

                                       By:  /s/  Robert H. Bazemore, Jr.
                                       ---------------------------------
                                       Robert H. Bazemore, Jr.
                                       Vice President and Controller
                                       Chief Accounting Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 9, 2003                      /s/ William Cavanaugh III
                                       -------------------------
                                       William Cavanaugh III
                                       Chairman and Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 9, 2003                      /s/ Peter M. Scott III
                                       ----------------------
                                       Peter M. Scott III
                                       Executive Vice President and
                                       Chief Financial Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 9, 2003                      /s/ William Cavanaugh III
                                       -------------------------
                                       William Cavanaugh III
                                       Chairman and Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 9, 2003                      /s/ Peter M. Scott III
                                       ----------------------
                                       Peter M. Scott III
                                       Executive Vice President and
                                       Chief Financial Officer

                                                                      Exhibit 99

                       CERTIFICATION FURNISHED PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Progress Energy, Inc. (the "Company") for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Cavanaugh III, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ William Cavanaugh III
-------------------------
William Cavanaugh III
Chairman and Chief Executive Officer
May 9, 2003


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                       CERTIFICATION FURNISHED PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Progress Energy, Inc. (the "Company") for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter
M. Scott III, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Peter M. Scott III
----------------------
Peter M. Scott III
Executive Vice President and
Chief Financial Officer
May 9, 2003


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                       CERTIFICATION FURNISHED PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Carolina Power & Light Company (the "Company") for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Cavanaugh III, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ William Cavanaugh III
-------------------------
William Cavanaugh III
Chairman and Chief Executive Officer
May 9, 2003


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                       CERTIFICATION FURNISHED PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of Carolina Power & Light Company (the "Company") for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter M. Scott III, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Peter M. Scott III
----------------------
Peter M. Scott III
Executive Vice President and
Chief Financial Officer
May 9, 2003


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.