Form 10-K/A
period 2002-12-31
CAROLINA POWER & LIGHT CO
filed 2003-08-11
CIK 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
    (Mark One)
      [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       OR

      [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from       to      .
                                             -----    -----

                       Exact name of registrant as specified in its charter,
Commission             state of incorporation, address of principal executive         I.R.S. Employer
File Number                        offices, and telephone number                   Identification Number

   1-3382                          Carolina Power & Light Company                       56-0165465
                               d/b/a Progress Energy Carolinas, Inc.
                                    410 South Wilmington Street
                                 Raleigh, North Carolina 27601-1748
                                     Telephone: (919) 546-6111
                               State of Incorporation: North Carolina

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
         Carolina Power & Light Company:     None



           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
         Carolina Power & Light Company:     $100 par value Preferred Stock, Cumulative
                                             $100 par value Serial Preferred Stock, Cumulative

Indicate by check mark  whether the  registrant  (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).  Yes     No  X .
                                       ----    ---

As of June 30, 2002, the aggregate market value of the common equity of Carolina Power & Light Company held by non-affiliates was $0. All of the common stock of Carolina Power & Light Company is owned by Progress Energy, Inc.

As of August 8, 2003, the registrant had the following shares of common stock outstanding:

        Registrant                         Description                Shares
        ----------                         -----------                ------
Carolina Power & Light Company   Common Stock (Without Par Value)   159,608,055

                                Explanatory Note

This amendment on Form 10-K/A amends Carolina Power & Light Company's annual report on Form 10-K for the fiscal year ended December 31, 2002, as initially filed with the Securities and Exchange Commission on March 21, 2003, and is being filed to reflect certain revisions to the December 31, 2002 consolidated statement of cash flows. Carolina Power & Light Company has revised its statement of cash flows for the year ended December 31, 2002 in order to reclassify the proceeds from the transfer of assets to Progress Ventures, Inc., a subsidiary of Progress Energy, Inc., from Operating Activities to Investing Activities. The proceeds totaled approximately $243.7 million and were reclassified from net (increase) decrease in accounts receivable within Operating Activities to proceeds from transfer of assets to affiliates within Investing Activities on the accompanying consolidated statement of cash flows for the year ended December 31, 2002. Cash and cash equivalents remain unchanged by this classification for all periods presented. Such reclassification has no impact on Carolina Power & Light Company's financial position or results of operations as of or for the year ended December 31, 2002. There have been no other revisions to Carolina Power & Light Company's consolidated statements of income and comprehensive income, consolidated balance sheets, consolidated statements of cash flows, consolidated schedules of capitalization, consolidated statements of retained earnings, consolidated quarterly financial data or the footnotes thereto. This reclassification does not impact historical financial data originally filed by its parent company, Progress Energy, Inc.

The following Item of the Original Filing is revised by this filing:

Item 8.      Consolidated Financial Statements and Supplementary Data

                   SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The matters discussed throughout this Form 10-K/A that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and CP&L does not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; the impact of recent events in the energy markets that have increased the level of public and regulatory scrutiny in the energy industry and in the capital markets; deregulation or restructuring in the electric industry that may result in increased competition and unrecovered (stranded) costs; the uncertainty regarding the timing, creation and structure of regional transmission organizations; weather conditions that directly influence the demand for electricity and natural gas; recurring seasonal fluctuations in demand for electricity and natural gas; fluctuations in the price of energy commodities and purchased power; economic fluctuations and the corresponding impact on the Company's commercial and industrial customers; the impact on the facilities and the businesses of the Company from a terrorist attack; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the ability to successfully access capital markets on favorable terms; the impact that increases in leverage may have on the Company; the ability of the Company to maintain its current credit ratings; the impact of derivative contracts used in the normal course of business by the Company; the continued depressed state of the telecommunications industry and the Company's ability to realize future returns from Caronet, Inc.; the Company's ability to successfully integrate newly acquired assets, properties or businesses into its operations as quickly or as profitably as expected; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact the Company's subsidiaries.

These and other risk factors are detailed from time to time in the Company's SEC reports. Many, but not all of the factors that may impact actual results are discussed in the "Risk Factors" sections of CP&L's Form 10-K for the year ended December 31, 2002. You should carefully read the "Risk Factors" sections of such report. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of CP&L. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on CP&L.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, supplementary data and consolidated financial statement schedules are included herein:

Carolina Power & Light Company                                                                  Page
Independent Auditors' Report                                                                      5

Consolidated Financial Statements - Carolina Power & Light Company:

Consolidated Statements of Income and Comprehensive Income for the Years Ended
   December 31, 2002, 2001, and 2000                                                              6
Consolidated Balance Sheets as of December 31, 2002 and 2001                                      7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001
   and 2000                                                                                       8
Consolidated Schedules of Capitalization as of December 31, 2002 and 2001                         9
Consolidated Statements of Retained Earnings for the Years Ended December 31, 2002, 2001
   and 2000                                                                                       9
Consolidated Quarterly Financial Data (Unaudited)                                                 9

Notes to Consolidated Financial Statements                                                       10

Independent Auditors' Report on Consolidated Financial Statement Schedule - Carolina Power &
   Light Company                                                                                 35

Consolidated Financial Statement Schedules for the Years Ended December 31,
   2002, 2001 and 2000:

Schedule II-Valuation and Qualifying Accounts - Carolina Power & Light Company                   36

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


/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 12, 2003

CAROLINA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS of INCOME and COMPREHENSIVE INCOME


                                                                            Years ended December 31,
(In thousands)                                                         2002            2001            2000
---------------------------------------------------------------------------------------------------------------
Operating Revenues
   Electric                                                        $ 3,538,957     $ 3,343,720     $ 3,308,215
   Natural gas                                                               -               -         147,448
   Diversified business                                                 14,863          16,441          72,783
---------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                                       3,553,820       3,360,161       3,528,446
---------------------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                                    761,379         647,263         627,463
   Purchased power                                                     347,420         353,551         325,366
   Gas purchased for resale                                                  -               -         103,734
   Operation and maintenance                                           792,660         701,703         741,466
   Depreciation and amortization                                       523,846         521,910         708,249
   Taxes other than on income                                          157,568         149,719         148,037
   Diversified business                                                115,733           9,985         135,258
---------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                     2,698,606       2,384,131       2,789,573
---------------------------------------------------------------------------------------------------------------
Operating Income                                                       855,214         976,030         738,873
---------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                       6,868          13,728          17,420
   Gain on sale of investment                                                -               -         200,000
   Impairment of investment                                            (25,011)       (156,712)              -
   Other, net                                                           12,757          (4,155)         17,089
---------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                                   (5,386)        (147,139)        234,509
---------------------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                                    217,010         257,141         240,620
   Allowance for borrowed funds used during construction                (5,474)        (15,714)        (18,537)
---------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                                    211,536         241,427         222,083
---------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                             638,292         587,464         751,299
Income Tax Expense                                                     207,360         223,233         290,271
---------------------------------------------------------------------------------------------------------------
Net Income                                                             430,932         364,231         461,028
Preferred Stock Dividend Requirement                                     2,964           2,964           2,966
---------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                          $   427,968     $   361,267     $   458,062
---------------------------------------------------------------------------------------------------------------

Comprehensive Income, Net of Tax:
   Net Income                                                      $   430,932     $   364,231     $   461,028
   SFAS No. 133 transition adjustment (net of tax of $474)                   -            (738)              -
   Change in net unrealized losses on cash flow hedges (net of
       tax of $9,080 and $7,565, respectively)                         (14,144)        (11,784)              -
   Reclassification adjustment for amounts included in net
       income (net of tax of $7,583 and $3,515, respectively)           11,811           5,476               -
   Minimum pension liability adjustment (net of tax of $47,317)        (73,390)              -               -
---------------------------------------------------------------------------------------------------------------
Comprehensive Income                                               $   355,209     $   357,185     $   461,028
---------------------------------------------------------------------------------------------------------------


See Carolina Power & Light Company Notes to Consolidated Financial Statements.



CAROLINA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands)                                                                    December 31,
Assets                                                                  2002                       2001
----------------------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                             $ 12,675,761                $ 12,024,291
  Accumulated depreciation                                               (6,356,933)                 (5,952,206)
----------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                     6,318,828                   6,072,085
  Held for future use                                                         7,188                       7,105
  Construction work in progress                                             325,695                     711,129
  Nuclear fuel, net of amortization                                         176,622                     200,332
----------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                          6,828,333                   6,990,651
----------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                  18,284                      21,250
  Accounts receivable                                                       301,178                     302,781
  Unbilled accounts receivable                                              151,352                     136,514
  Receivables from affiliated companies                                      36,870                      26,182
  Notes receivable from affiliated companies                                 49,772                         998
  Taxes receivable                                                            5,890                      17,543
  Inventory                                                                 342,886                     372,725
  Deferred fuel cost                                                        146,015                     131,505
  Prepayments and other current assets                                       94,658                      78,056
----------------------------------------------------------------------------------------------------------------
        Total Current Assets                                              1,146,905                   1,087,554
----------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                         252,083                     277,550
  Nuclear decommissioning trust funds                                       423,293                     416,721
  Diversified business property, net                                          9,435                     111,802
  Miscellaneous other property and investments                              209,657                     224,101
  Other assets and deferred debits                                          104,978                     150,306
----------------------------------------------------------------------------------------------------------------

        Total Deferred Debits and Other Assets                              999,446                   1,180,480
----------------------------------------------------------------------------------------------------------------

           Total Assets                                                $  8,974,684                $  9,258,685
----------------------------------------------------------------------------------------------------------------

Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------------
Capitalization (see consolidated schedules of capitalization)
----------------------------------------------------------------------------------------------------------------
  Common stock                                                         $  3,089,115                $  3,095,456
  Preferred stock - not subject to mandatory redemption                      59,334                      59,334
  Long-term debt, net                                                     3,048,466                   2,698,318
----------------------------------------------------------------------------------------------------------------
        Total Capitalization                                              6,196,915                   5,853,108
----------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                               -                     600,000
  Accounts payable                                                          259,217                     300,829
  Payables to affiliated companies                                           98,572                     106,114
  Notes payable to affiliated companies                                           -                      47,913
  Interest accrued                                                           58,791                      61,124
  Short-term obligations                                                    437,750                     260,535
  Current portion of accumulated deferred income taxes                       66,088                      67,975
  Other current liabilities                                                  93,171                     140,670
----------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                         1,013,589                   1,585,160
----------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                       1,179,689                   1,316,823
  Accumulated deferred investment tax credits                               158,308                     170,302
  Regulatory liabilities                                                      7,774                       7,494
  Other liabilities and deferred credits                                    418,409                     325,798
----------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                      1,764,180                   1,820,417
----------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 18)
----------------------------------------------------------------------------------------------------------------
            Total Capitalization and Liabilities                       $  8,974,684                $  9,258,685
----------------------------------------------------------------------------------------------------------------
See Carolina Power & Light Company Notes to Consolidated Financial Statements.


CAROLINA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS of CASH FLOWS
                                                                                           Years ended December 31,
(In thousands)                                                                         2002           2001            2000
---------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                          $   430,932    $   364,231       $   461,028
Adjustments to reconcile net income to net cash provided by operating activities:
      Impairment of long-lived assets and investments                                   126,262        156,712                 -
      Depreciation and amortization                                                     631,401        616,206           803,211
      Deferred income taxes                                                             (81,916)      (149,895)          (83,554)
      Investment tax credit                                                             (11,994)       (14,928)           (4,511)
      Gain on sale of assets                                                                  -              -          (200,000)
      Deferred fuel credit                                                              (14,510)       (11,652)          (40,763)
      Net (increase) decrease in accounts receivable                                    (21,426)       304,106          (185,640)
      Net (increase) decrease in inventories                                              9,998       (139,854)           (3,699)
      Net (increase) decrease in prepayments and other current assets                   (14,953)        21,679            87,575
      Net increase (decrease) in accounts payable                                        20,490       (261,606)          314,267
      Net increase (decrease) in other current liabilities                               (2,332)        52,704           146,802
      Other                                                                              51,801         47,140            26,019
---------------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                    1,123,753        984,843         1,320,735
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Gross property additions                                                               (624,202)      (823,952)         (821,991)
Nuclear fuel additions                                                                  (80,515)       (72,576)          (59,752)
Proceeds from assets transferred to affiliate                                           243,719              -                 -
Proceeds from sale of assets                                                                  -              -           200,000
Contributions to nuclear decommissioning trust                                          (30,708)       (30,678)          (30,727)
Diversified business property additions                                                 (11,836)       (13,500)          (56,489)
Investments in non-utility activities                                                   (17,053)       (32,674)         (111,516)
---------------------------------------------------------------------------------------------------------------------------------
         Net Cash Used in Investing Activities                                         (520,595)      (973,380)         (880,475)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                                542,290        296,124           783,052
Net increase (decrease) in short-term obligations                                       177,215       (225,762)          123,697
Net increase (decrease) in intercompany notes                                           (96,687)       187,560          (275,628)
Retirement of long-term debt                                                           (806,809)      (134,611)         (695,163)
Equity contribution from parent                                                               -        115,000                 -
Dividends paid to parent                                                               (396,680)      (255,630)                -
Dividends paid on preferred stock                                                        (2,964)        (2,964)           (2,966)
Dividends paid on common stock                                                                -              -          (432,325)
Other                                                                                   (22,489)             -            21,027
---------------------------------------------------------------------------------------------------------------------------------
         Net Cash Used in Financing Activities                                         (606,124)       (20,283)         (478,306)
---------------------------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                                (2,966)        (8,820)          (38,046)
---------------------------------------------------------------------------------------------------------------------------------
Decrease in Cash from Stock Distribution (See Note 1A)                                        -              -           (11,755)
Cash and Cash Equivalents at Beginning of Year                                           21,250         30,070            79,871
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                            $    18,284    $    21,250       $    30,070
---------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                    $   208,283    $   230,828       $   205,250
                            income taxes (net of refunds)                           $   319,973    $   395,433       $   434,908
Noncash Investing and Financing Activities
o    On June 28,  2000,  Caronet,  Inc.,  a  wholly  owned  subsidiary  of CP&L, contributed  net assets in the amount of $93 million in exchange  for a 35%
     ownership interest (15% voting interest) in a newly formed company.
o    On July 1, 2000, CP&L  distributed  its ownership  interest in the stock of
     North Carolina Natural Gas Corporation, Strategic Resource Solutions Corp.,
     Monroe Power Company and Progress Ventures,  Inc. to Progress Energy,  Inc.
     This  resulted in a noncash  dividend to its parent of  approximately  $556 million (See Note 1A).
o    In  January  2001,  CP&L  transferred  certain  assets,  through  a noncash dividend to parent in the amount of $19 million, to Progress Energy Service
     Company, LLC.
o    In February 2002, CP&L  transferred  the Rowan plant to Progress  Ventures,
     Inc. and established an intercompany receivable. The property and inventory transferred  totaled  approximately  $244  million.  In  April  2002,  CP&L received  cash  proceeds  in  settlement  of  the  intercompany  receivable totaling  approximately  $244 million.  This amount is reported in proceeds from assets transferred to affiliates in the investing activities section.
See Carolina Power & Light Company Notes to Consolidated Financial Statements.


CAROLINA POWER & LIGHT COMPANY
CONSOLIDATED SCHEDULES of CAPITALIZATION

                                                                                                   December 31,
 (In thousands except share data)                                                          2002                  2001
      -------------------------------------------------------------------------------------------------------------------
      Common Stock Equity
      Common stock without par value, authorized 200,000,000 shares,
           159,608,055 shares issued and outstanding at December 31                       $ 1,929,515        $ 1,904,246
      Unearned ESOP common stock                                                             (101,560)          (114,385)
      Accumulated other comprehensive loss                                                    (82,769)            (7,046)
      Retained earnings                                                                     1,343,929          1,312,641
      -------------------------------------------------------------------------------------------------------------------
              Total Common Stock Equity                                                   $ 3,089,115        $ 3,095,456
      -------------------------------------------------------------------------------------------------------------------
      Preferred Stock - not subject to mandatory redemption
      Authorized - 300,000 shares, cumulative, $100 par value Preferred
           Stock; 20,000,000 shares, cumulative, $100 par value Serial
            Preferred Stock
               $5.00 Preferred - 236,997 shares (redemption price $110.00)                $    24,349        $    24,349
               $4.20 Serial Preferred - 100,000 shares outstanding
                   redemption price $102.00)                                                   10,000             10,000
               $5.44 Serial Preferred -249,850 shares (redemption price
                   $101.00)                                                                    24,985             24,985
      -------------------------------------------------------------------------------------------------------------------
             Total Preferred Stock                                                        $    59,334        $    59,334
      -------------------------------------------------------------------------------------------------------------------
      Long-Term Debt (maturities and weighted-average interest rates as of December 31, 2002)
      First mortgage bonds, maturing 2004-2023                              6.92%         $ 1,550,000        $ 1,800,000
      Pollution control obligations, maturing 2010-2024                     1.86%             707,800            707,800
      Unsecured notes, maturing 2012                                        6.50%             500,000                  -
      Extendible notes, maturing 2002                                            -                  -            500,000
      Medium-term notes, maturing 2008                                      6.65%             300,000            300,000
      Miscellaneous notes                                                   6.44%               6,910              7,234
      Unamortized premium and discount, net                                                   (16,244)           (16,716)
      Current portion of long-term debt                                                             -           (600,000)
      -------------------------------------------------------------------------------------------------------------------
           Total Long-Term Debt, Net                                                        3,048,466          2,698,318
      -------------------------------------------------------------------------------------------------------------------
              Total Capitalization                                                        $ 6,196,915        $ 5,853,108
      -------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS of RETAINED EARNINGS

                                                                            Years ended December 31
(In thousands)                                                      2002            2001              2000
--------------------------------------------------------------------------------------------------------------
Retained Earnings at Beginning of Year                          $ 1,312,641     $ 1,226,144      $ 1,807,345
Net income                                                          430,932         364,231          461,028
Preferred stock dividends at stated rates                            (2,964)         (2,964)          (2,966)
Common stock dividends                                             (396,680)       (274,770)      (1,039,263)
--------------------------------------------------------------------------------------------------------------
Retained Earnings at End of Year                                $ 1,343,929     $ 1,312,641      $ 1,226,144
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

     The balances of utility plant in service at December 31 are listed below, with a range of depreciable lives for each:

     (in thousands)                                2002               2001
                                             ---------------    --------------

     Production plant  (7-33 years)             $ 7,629,539       $ 7,301,225
     Transmission plant  (30-75 years)            1,128,097         1,092,024
     Distribution plant  (12-50 years)            3,344,662         3,063,753
     General plant and other (8-75 years)           573,463           567,289
                                             ---------------    --------------
     Utility plant in service                  $ 12,675,761      $ 12,024,291
                                             ===============    ==============

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

     The following is a summary of diversified business property as of December 31, with ranges of depreciable lives:

     (in thousands)                                      2002          2001
                                                     -----------  ------------

     Telecommunications equipment (5 - 20 years)        $  1,687     $  94,164
     Other equipment (3 - 10 years)                        8,363        11,657
     Construction work in progress                           497        21,622
     Accumulated depreciation                             (1,112)      (15,641)
                                                     -----------  ------------
     Diversified business property, net                 $  9,435     $ 111,802
                                                     ===========  ============

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

     I. Inventory

     CP&L accounts for inventory using the average-cost method. As of December 31, inventory was comprised of:

     (in thousands)                      2002                 2001
                                  ---------------     --------------
     Fuel                               $ 117,946          $ 137,236
     Materials and supplies               224,940            235,489
                                  ---------------     --------------
     Total inventory                    $ 342,886          $ 372,725
                                  ===============     ==============

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

     CP&L's review identified legal retirement obligations for nuclear decommissioning of radiated plant. CP&L will record liabilities pursuant to SFAS No. 143 beginning in 2003. CP&L used an expected cash flow approach to measure the obligations. The pro forma amounts for nuclear decommissioning of radiated plant as if SFAS No. 143 had been applied during all periods are $879.7 million and $830.5 million at December 31, 2002 and 2001, respectively.

     Nuclear  decommissioning  has  previously-recorded   liabilities.   Amounts
     recorded for nuclear decommissioning of radiated plant were $491.3 million and $460.9 million at December 31, 2002 and 2001, respectively.

     Pro forma net income has not been presented for the years ended December 31, 2002, 2001 and 2000 because the pro forma application of SFAS No. 143 to prior periods would result in pro forma net income not materially different from the actual amounts reported for those periods in the accompanying Consolidated Statements of Income and Comprehensive Income.

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

     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123," and provided alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports. CP&L applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for its stock-based compensation plans as described in Note 12.

     The following table illustrates the effect on CP&L's net income if CP&L had applied the fair value recognition provisions of SFAS No. 123 to the stock option plan. The stock option plan was not in effect in 2000.

     (in thousands)                                                2002       2001         2000
                                                               ----------  ---------  ---------
     Net income, as reported                                    $ 430,932  $ 364,231  $ 461,028
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects      4,704      1,200          -
                                                               ----------  ---------  ---------
     Pro forma net income                                       $ 426,228  $ 363,031  $ 461,028
                                                               ==========  =========  =========

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

     The financial information for the CP&L Electric segment for the years ended December 31, 2002, 2001 and 2000 is as follows:


                                               Year Ended           Year Ended          Year Ended
     (In thousands)                        December 31, 2002    December 31, 2001    December 31, 2000
     --------------------------------------------------------------------------------------------------

     Revenues                                     $ 3,538,957          $ 3,343,720         $ 3,308,215
     Depreciation and amortization                    523,846              521,910             698,633
     Net interest charges                             211,536              241,427             221,856
     Income taxes                                     237,362              264,078             227,705
     Net income                                       513,115              468,328             373,764
     Total segment assets                           8,659,297            8,884,385           8,840,736
     Capital and investment                           624,202              823,952             821,991
        expenditures
     ==================================================================================================


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

6.   Debt and Credit Facilities

     A. Lines of Credit

     At December 31, 2002, CP&L had committed lines of credit totaling $570 million, all of which are used to support its commercial paper borrowings. CP&L is required to pay minimal annual commitment fees to maintain its credit facilities. The following table summarizes CP&L's credit facilities used to support the issuance of commercial paper:

     (in millions)
                                                          -----------------
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

     Assets recorded under capital leases consist of:

     (in thousands)                                 2002            2001
                                                    ----            ----
     Buildings                                   $ 27,633        $ 27,626
     Less:  Accumulated amortization               (9,329)         (8,752)
                                              ------------     -----------
                                                 $ 18,304        $ 18,874
                                              ============     ===========

     Minimum annual rental payments, excluding executory costs such as property taxes, insurance and maintenance, under long-term noncancelable leases as of December 31, 2002 are:

                                                          Capital           Operating
     (in thousands)                                       Leases             Leases
                                                          ------             ------
     2003                                                 $  2,189           $  9,557
     2004                                                    2,189              7,695
     2005                                                    2,189              6,302
     2006                                                    2,189              3,835
     2007                                                    2,189              3,829
     Thereafter                                             20,274             13,142
                                                        -------------     --------------
                                                          $ 31,219           $ 44,360
                                                                          ==============
     Less amount representing imputed interest             (12,214)
                                                        -------------
     Present value of net minimum lease payments
         under capital leases                             $ 19,005
                                                        =============

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

     At December 31, 2002 and 2001, the balances of CP&L's regulatory assets (liabilities) were as follows:

     (in thousands)                                                2002            2001
                                                                   ----            ----
     Deferred fuel (included in current assets)               $ 146,015           $ 131,505
                                                           -----------------    --------------

     Income taxes recoverable through future rates              197,402             208,702
     Harris Plant deferred costs                                 16,888              32,476
     Loss on reacquired debt                                     13,223               5,801
     Deferred DOE enrichment facilities-related costs            24,570              30,571
                                                           -----------------    --------------
          Total long-term regulatory assets                     252,083             277,550
                                                           -----------------    --------------
     Emission allowance gains                                    (7,774)             (7,494)
                                                           -----------------    --------------
              Net regulatory assets                           $ 390,324           $ 401,561
                                                           =================    ==============

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

     The components of net periodic pension cost are:

     (in thousands)                                         2002            2001            2000
                                                         ----------      ----------      ----------
     Expected return on plan assets                      $ (72,876)      $ (71,955)      $ (76,508)
     Service cost                                           19,343          16,960          18,804
     Interest cost                                          50,717          46,729          49,821
     Amortization of transition obligation                      97             116             121
     Amortization of prior service (benefit) cost              195          (1,230)         (1,282)
     Amortization of actuarial (gain) loss                     440          (4,352)         (5,607)
                                                         ----------      ----------      ----------
          Net periodic pension benefit                   $  (2,084)      $ (13,732)      $ (14,651)
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

     Reconciliations of the changes in the plan's benefit obligations and the plan's funded status are:

       (in thousands)                                                       2002             2001
                                                                        -----------      -----------
       Projected benefit obligation at  January 1                       $  681,989        $ 638,067
           Interest cost                                                    50,717           46,729
           Service cost                                                     19,343           16,960
           Benefit payments                                                (46,059)         (43,636)
           Actuarial loss                                                   96,929            5,621
           Transfers                                                          (635)               -
           Plan amendments                                                       -           18,248
                                                                        -----------      -----------
       Projected benefit obligation at December 31                      $  802,284        $ 681,989
       Fair value of plan assets at December 31                            574,367          716,799
                                                                        -----------      -----------
       Funded status                                                    $ (227,917)       $  34,810
       Unrecognized transition obligation                                      241              338
       Unrecognized prior service cost                                       3,928            4,123
       Unrecognized actuarial (gain) loss                                  237,864          (28,416)
       Minimum pension liability adjustment                               (124,867)               -
                                                                        -----------      -----------
       Prepaid (accrued) pension cost at December 31, net               $ (110,751)       $  10,855
                                                                        ===========      ===========

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

     Reconciliations of the fair value of pension plan assets are:

     (in thousands)                                      2002           2001
                                                      ----------     ----------
     Fair value of plan assets at January 1           $ 716,799      $ 777,435
     Actual return on plan assets                       (96,915)       (18,160)
     Benefit payments                                   (46,059)       (43,636)
     Employer contributions                               1,177          1,160
     Transfers                                             (635)             -
                                                      ----------     ----------
     Fair value of plan assets at December 31         $ 574,367      $ 716,799
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

     The components of net periodic OPEB cost are:

     (in thousands)                                   2002             2001             2000
                                                   ---------       ---------        ---------
     Expected return on plan assets                $ (3,532)       $ (3,676)        $ (3,852)

     Service cost                                     6,301           7,374            8,868
     Interest cost                                   14,308          14,191           13,677
     Amortization of prior service cost                   -               -               54
     Amortization of transition obligation            2,708           4,298            5,551
     Amortization of actuarial gain                    (851)           (531)            (779)
                                                   ---------       ---------        ---------
         Net periodic OPEB cost                    $ 18,934        $ 21,656         $ 23,519
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

     Reconciliations of the changes in the plan's benefit obligations and the plan's funded status are:

     (in thousands)                                   2002            2001
                                                   -----------      -----------
     OPEB obligation at  January 1                 $  192,088       $  187,563
         Interest cost                                 14,308           14,191
         Service cost                                   6,301            7,374
         Benefit payments                              (9,003)          (7,137)
         Actuarial loss                                30,222           19,242
         Transfers                                       (179)               -
         Plan amendment                                     -          (29,145)
                                                   -----------      -----------
     OPEB obligation at December 31                $  233,737       $  192,088
     Fair value of plan assets at December 31          32,890           38,182
                                                   -----------      -----------
     Funded status                                 $ (200,847)      $ (153,906)
     Unrecognized transition obligation                25,555           28,263
     Unrecognized actuarial (gain) loss                38,434           (1,284)
                                                   -----------      -----------
     Accrued OPEB cost at December 31              $ (136,858)      $ (126,927)
                                                   ===========      ===========

     The accrued OPEB cost is included in other liabilities and deferred credits in the accompanying Consolidated Balance Sheets. The plan amendment in
     2001, which resulted in a 15.5% reduction in the OPEB liability, implemented a cap on CP&L's contributions toward future medical cost increases.

     Reconciliations of the fair value of OPEB plan assets are:

     (in thousands)                                  2002                 2001
                                                    ---------          ---------
     Fair value of plan assets at January 1         $ 38,182           $ 39,048
     Actual return on plan assets                     (5,292)              (866)
     Employer contributions                            9,003              7,137
     Benefits paid                                    (9,003)            (7,137)
                                                    ---------          ---------
     Fair value of plan assets at December 31       $ 32,890           $ 38,182
                                                    =========          =========

     The assumptions used to measure the OPEB obligation are:

                                                           2002           2001
                                                         --------       --------
     Weighted-average discount rate                       6.60%          7.50%
     Initial medical cost trend rate for
        pre-Medicare benefits                             7.50%          7.50%
     Initial medical cost trend rate for
        post-Medicare benefits                            7.50%          7.50%
     Ultimate medical cost trend rate                     5.25%          5.00%
     Year ultimate medical cost trend rate is achieved    2009            2008

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

     Net accumulated deferred income tax liabilities at December 31 are:

     (in thousands)                                       2002            2001
                                                        ------------    ------------
     Accelerated depreciation and property
        cost differences                                $ 1,313,604     $ 1,359,083
     Minimum pension liability                              (47,317)              -
     Deferred costs, net                                     (9,771)         42,688
     Income tax credit carryforward                         (10,384)           (640)
     Valuation allowance                                      8,167           3,767
     Miscellaneous other temporary differences, net          (8,522)        (20,100)
                                                        ------------    ------------
     Net accumulated deferred income tax liability      $ 1,245,777     $ 1,384,798
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

     Reconciliations of CP&L's effective income tax rate to the statutory federal income tax rate are:

                                                            2002              2001              2000
                                                        -------------     -------------     -------------
     Effective income tax rate                               32.5%            38.0%             38.6%
     State income taxes, net of federal benefit              (3.1)            (3.2)             (4.5)
     Investment tax credit amortization                       1.9              2.5               3.7
     Progress Energy tax benefit allocation (Note 1L)         5.0                -                 -
     Other differences, net                                  (1.3)            (2.3)             (2.8)
                                                        -------------     -------------     -------------
     Statutory federal income tax rate                       35.0%            35.0%             35.0%
                                                        =============     =============     =============

     The provisions for income tax expense are comprised of:

     (in thousands)                             2002              2001              2000
                                            -------------     -------------     -------------
     Income tax expense (credit):
     Current   - federal                      $ 265,231         $ 348,921        $ 328,982
                 state                           36,039            39,135           62,228
     Deferred -  federal                        (75,784)         (140,486)         (71,929)
                 state                           (6,132)           (9,409)         (11,625)
     Investment tax credit                      (11,994)          (14,928)         (17,385)
                                            -------------     -------------     -------------
            Total income tax expense          $ 207,360         $ 223,233        $ 290,271
                                            =============     =============     =============

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

     CP&L's ownership interest in the jointly-owned generating facilities is listed below with related information as of December 31, 2002 and 2001:


     2002
     (dollars in thousands)
                                        Company                                                         Construction
                          Megawatt     Ownership       Plant       Accumulated        Accumulated          Work in
       Facility           Capability    Interest     Investment    Depreciation      Decommissioning      Progress
       --------           ----------    --------     ----------    ------------      ---------------      --------

     Mayo Plant              745         83.83%      $  464,202     $  239,971        $      -            $ 14,089
     Harris Plant            900         83.83%       3,159,946      1,432,245          95,643               6,117
     Brunswick Plant        1,683        81.67%       1,476,534        867,530         339,521              26,436
     Roxboro Unit No. 4      700         87.06%         316,491        138,408               -               8,079

     2001
                                        Company                                                         Construction
                          Megawatt     Ownership       Plant       Accumulated        Accumulated          Work in
       Facility           Capability    Interest     Investment    Depreciation      Decommissioning      Progress
       --------           ----------    --------     ----------    ------------      ---------------      --------

     Mayo Plant              745         83.83%      $  460,026     $  230,630        $      -            $  7,116
     Harris Plant            860         83.83%       3,154,183      1,321,694          93,637              14,416
     Brunswick Plant        1,631        81.67%       1,427,842        828,480         339,945              41,455
     Roxboro Unit No. 4      700         87.06%         309,032        126,007               -               7,881

     In the tables above, plant investment and accumulated depreciation are not reduced by the regulatory disallowances related to the Harris Plant.

16.  Other Income and Other Expense

     Other income and expense includes interest income, gain on the sale of investments, impairment of investments and other income and expense items as discussed below. The components of other, net as shown on the Consolidated Statements of Income and Comprehensive Income for years ended December 31, are as follows:

     (in thousands)                                                2002          2001          2000
                                                                   ----          ----          ----
     Other income
     Net financial trading gain (loss)                          $  (1,942)     $  3,262      $ 15,603
     Net energy purchased for resale gain                           1,248         3,074         2,132
     Nonregulated energy and delivery services income              11,816        11,528        23,996
     Investment gains                                              22,218         2,500         6,722
     AFUDC equity                                                   6,432         8,764        14,502
     Other                                                         19,891        12,963        11,594
                                                             ------------- ------------- -------------
         Total other income                                     $  59,663      $ 42,091      $ 74,549
                                                             ------------- ------------- -------------

     Other expense
     Nonregulated energy and delivery services expenses            13,625        21,352        23,554
     Donations                                                      7,594        11,045         9,219
     Investment losses                                             14,389         4,365         6,672
     Other                                                         11,298         9,484        18,015
                                                             ------------- ------------- -------------
        Total other expense                                     $  46,906      $ 46,246      $ 57,460
                                                             ------------- ------------- -------------
     Other, net                                                 $  12,757      $ (4,155)     $ 17,089
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

17.  Accumulated Other Comprehensive Loss

     Components of accumulated other comprehensive loss are as follows:

     (in thousands)                                       2002           2001

     Loss on cash flow hedges                        $  (9,379)      $  (7,046)
     Minimum pension liability adjustments             (73,390)              -
                                                     -----------     -----------
     Total accumulated other comprehensive loss      $ (82,769)      $  (7,046)
                                                     ===========     ===========

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

     B. Guarantees

     As a part of normal business, CP&L enters into various agreements providing financial or performance assessments to third parties. Such agreements include, for example, guarantees, standby letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes.

     At December 31, 2002 and 2001, outstanding guarantees consisted of the following:

     (in millions)                      December 31, 2002            December 31, 2001
                                       --------------------         ---------------------
     Standby letters of credit                $ 4.7                        $ 4.9
     Surety bonds                               0.6                          2.0
                                       --------------------         ---------------------
        Total                                 $ 5.3                        $ 6.9
                                       ====================         =====================

     Standby Letters of Credit
     CP&L has issued standby letters of credit to financial institutions for the benefit of third parties that have extended credit to CP&L and certain subsidiaries. These letters of credit have been issued primarily for the purpose of supporting payments of trade payables, securing performance under contracts and interest payments on outstanding debt obligations. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will in turn request payment from CP&L. Any amounts owed by its subsidiaries are reflected in the Consolidated Balance Sheets.

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


/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 12, 2003

                         CAROLINA POWER & LIGHT COMPANY
                     Schedule II - Valuation and Qualifying
                    Accounts For the Years Ended December 31,
                               2002, 2001 and 2000


                               Balance at        Additions                                                 Balance at
                               Beginning        Charged to           Other                                   End of
         Description           of Period          Expense          Additions           Deductions            Period
---------------------------------------------------------------------------------------------------------------------------

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

ITEM 14.   CONTROLS AND PROCEDURES

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


                                  CAROLINA POWER & LIGHT COMPANY
Date: August 11, 2003             (Registrant)

                                  By: /s/  Peter M. Scott III
                                     ---------------------------------
                                     Peter M. Scott III
                                     Executive Vice President and
                                     (Chief Financial Officer)

                                  By: /s/  Robert H. Bazemore, Jr.
                                     ----------------------------------
                                     Robert H. Bazemore, Jr.
                                     Vice President and Controller
                                     (Chief Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William Cavanaugh III, certify that:

1. I have reviewed this annual report on Form 10-K/A of Carolina Power & Light Company;

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



Date: August 11, 2003                      /s/ William Cavanaugh III
                                           -------------------------
                                           William Cavanaugh III
                                           Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Peter M. Scott III, certify that:

1. I have reviewed this annual report on Form 10-K/A of Carolina Power & Light Company;

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



Date: August 11, 2003                      /s/ Peter M. Scott III
                                           ----------------------
                                           Peter M. Scott III
                                           Executive Vice President and
                                           Chief Financial Officer

                                                                    EXHIBIT 23.1


INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement No. 333-58800 and Registration Statement No. 333-103973, each on Form S-3 of Carolina Power & Light Company of our reports dated February 12, 2003, appearing in this Annual Report on Form 10-K/A of Carolina Power & Light Company for the year ended December 31, 2002.






/s/ Deloitte & Touche LLP
Raleigh, North Carolina
August 11, 2003

                                                                      Exhibit 99


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report on Form 10-K/A of Carolina Power & Light Company (the "Company") for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Cavanaugh III, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ William Cavanaugh III
-----------------------------
William Cavanaugh III
Chairman and Chief Executive Officer
August 11, 2003

                                                                      Exhibit 99

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report on Form 10-K/A of Carolina Power & Light Company (the "Company") for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter M. Scott III, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Peter M. Scott III
-----------------------------
Peter M. Scott III
Executive Vice President and
Chief Financial Officer
August 11, 2003