Form 10-Q
period 2003-06-30
CAROLINA POWER & LIGHT CO; PROGRESS ENERGY INC
filed 2003-08-11
CIK 17797, 1094093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to     .
                                                  ----    ----

Commission           Exact name of registrants as specified in their charters, state of           I.R.S. Employer
File Number      incorporation, address of principal executive offices, and telephone number   Identification Number

  1-15929                                   Progress Energy, Inc.                                   56-2155481
                                        410 South Wilmington Street
                                    Raleigh, North Carolina 27601-1748
                                         Telephone: (919) 546-6111
                                   State of Incorporation: North Carolina



  1-3382                               Carolina Power & Light Company                               56-0165465
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether Progress Energy, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Indicate by check mark whether Carolina Power & Light Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

This combined Form 10-Q is filed separately by two registrants: Progress Energy, Inc. (Progress Energy) and Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC). Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date. As of July 31, 2003, each registrant had the following shares of common stock outstanding:

        Registrant                          Description                             Shares
        ----------                          -----------                             ------
Progress Energy, Inc.              Common Stock (Without Par Value)               243,437,696
Carolina Power & Light Company     Common Stock (Without Par Value)         159,608,055 (all of which
                                                                          were held by Progress Energy, Inc.)

            PROGRESS ENERGY, INC. AND PROGRESS ENERGY CAROLINAS, INC.
                 FORM 10-Q - For the Quarter Ended June 30, 2003



Glossary of Terms

Safe Harbor For Forward-Looking Statements

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Interim Financial Statements:

         Progress Energy, Inc.
         --------------------------------------------------------------
         Consolidated Statements of Income
         Consolidated Balance Sheets
         Consolidated Statements of Cash Flows
         Notes to Consolidated Interim Financial Statements

         Carolina Power & Light Company
         d/b/a Progress Energy Carolinas, Inc.
         ---------------------------------------------------------------
         Consolidated Statements of Income
         Consolidated Balance Sheets
         Consolidated Statements of Cash Flows
         Notes to Consolidated Interim Financial Statements

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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                                GLOSSARY OF TERMS


The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

     TERM                                    DEFINITION

AFUDC                    Allowance for funds used during construction
the Agreement            Stipulation and Settlement Agreement
ARO                      Asset retirement obligations
Bcf                      Billion cubic feet
CCO                      Competitive Commercial Operations
the Code                 Internal Revenue Service Code
Colona                   Colona Synfuel Limited Partnership, L.L.L.P.
the Company              Progress Energy, Inc. and subsidiaries
CP&L Energy              CP&L Energy, Inc., now known as Progress Energy, Inc.
CPI                      Consumer Price Index
CR3                      Progress Energy Florida's nuclear generating plant, Crystal River Unit No. 3
CVO                      Contingent value obligation
DIG                      Derivatives Implementation Group
DOE                      United States Department of Energy
Dt                       Dekatherm
DWM                      North Carolina Department of Environment and Natural Resources, Division of Waste
                         Management
EITF                     Emerging Issues Task Force
ENCNG                    Eastern North Carolina Natural Gas Company, formerly referred to as Eastern NC
EPA                      United States Environmental Protection Agency
FASB                     Financial Accounting Standards Board
FDEP                     Florida Department of Environment and Protection
Federal Circuit          U.S. Circuit Court of Appeals
FERC                     Federal Energy Regulatory Commission
FIN No. 46               FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - An
                         Interpretation of ARB No. 51"
FPC                      Florida Progress Corporation
FPSC                     Florida Public Service Commission
Funding Corp.            Florida Progress Funding Corporation
GAAP                     Accounting principles generally accepted in the United States of America
Genco                    Progress Genco Ventures, LLC
IRS                      Internal Revenue Service
Jackson                  Jackson Electric Membership Corp.
KWh                      Kilowatt-hour
MACT                     Maximum Available Control Technology
MGP                      Manufactured gas plant
MW                       Megawatt
NCNG                     North Carolina Natural Gas Corporation
NCUC                     North Carolina Utilities Commission
NOx SIP Call             EPA rule which requires 23 jurisdictions including North and South
                         Carolina and Georgia to further reduce nitrogen oxide emissions
NRC                      United States Nuclear Regulatory Commission
NSP                      Northern States Power
PCH                      Progress Capital Holdings, Inc.
PEC                      Progress Energy Carolinas, Inc., formerly referred to as Carolina Power & Light Company
PEF                      Progress Energy Florida, Inc., formerly referred to as Florida Power Corporation
PFA                      IRS Prefiling Agreement
the Plan                 Revenue Sharing Incentive Plan
PLRs                     Private Letter Rulings
Preferred Securities     FPC-obligated mandatorily redeemable preferred securities


Progress Energy          Progress Energy, Inc.
Progress Rail            Progress Rail Services Corporation
Progress Telecom         Progress Telecommunications Corporation
Progress Ventures        Business segment of Progress Energy primarily made up of nonregulated energy generation, gas, coal and synthetic fuel operations and energy marketing and trading
PUHCA                    Public Utility Holding Company Act of 1935, as amended
PVI                      Legal entity of Progress Ventures, Inc., formerly referred to as CPL Energy Ventures, Inc.
PWR                      Pressurized water reactor
RAFT                     Railcar Asset Financing Trust
Rail                     Rail Services
RTO                      Regional Transmission Organization
SCPSC                    Public Service Commission of South Carolina
SEC                      United States Securities and Exchange Commission
Section 29               Section 29 of the Internal Revenue Service Code
Section 42               Section 42 of the Internal Revenue Service Code
Service Company          Progress Energy Service Company, LLC
SFAS No. 5               Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies"
SFAS No. 71              Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of
                         Certain Types of Regulation"
SFAS No. 131             Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
                         Enterprise and Related Information"
SFAS No. 133             Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and
                         Hedging Activities"
SFAS No. 142             Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible
                         Assets"
SFAS No. 143             Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement
                         Obligations"
SFAS No. 148             Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
                         Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123"
SFAS No. 149             Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on
                         Derivative Instruments and Hedging Activities"
SFAS No. 150             Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial
                         Instruments with Characteristics of Both Liabilities and Equity"
SMD NOPR                 Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination
                         through Open Access Transmission and Standard Market Design
SRS                      Strategic Resource Solutions Corp.
the Trust                FPC Capital I


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

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; the impact of recent events in the energy markets that have increased the level of public and regulatory scrutiny in the energy industry and in the capital markets; deregulation or restructuring in the electric industry that may result in increased competition and unrecovered (stranded) costs; the uncertainty regarding the timing, creation and structure of regional transmission organizations; weather conditions that directly influence the demand for electricity and natural gas; recurring seasonal fluctuations in demand for electricity and natural gas; fluctuations in the price of energy commodities and purchased power; economic fluctuations and the corresponding impact on the Company's commercial and industrial customers; the ability of the Company's subsidiaries to pay upstream dividends or distributions to it; the impact on the facilities and the businesses of the Company from a terrorist attack; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the ability to successfully access capital markets on favorable terms; the impact that increases in leverage may have on the Company; the ability of the Company to maintain its current credit ratings; the impact of derivative contracts used in the normal course of business by the Company; the outcome of the IRS's audit and inquiry into the availability and use of Section 29 tax credits by synthetic fuel producers and the Company's continued ability to use Section 29 tax credits related to its coal and synthetic fuels businesses; the continued depressed state of the telecommunications industry and the Company's ability to realize future returns from Progress Telecommunications Corporation and Caronet, Inc.; the Company's ability to successfully integrate newly acquired assets, properties or businesses into its operations as quickly or as profitably as expected; the Company's ability to successfully complete the sale of North Carolina Natural Gas and apply the proceeds therefrom to reduce outstanding indebtedness; the Company's ability to manage the risks involved with the construction and operation of its nonregulated plants, including construction delays, dependence on third parties and related counter-party risks, and a lack of operating history; the Company's ability to manage the risks associated with its energy marketing and trading operations; the Company's ability to obtain an extension of the Securities and Exchange Commission's order requiring us to divest of Progress Rail Services Corporation by November 30, 2003; and unanticipated changes in operating expenses and capital expenditures. Most of these risks similarly impact the Company's subsidiaries including PEC.

These and other risk factors are detailed from time to time in the Progress Energy and PEC SEC reports. Many, but not all of the factors that may impact actual results are discussed in the Risk Factors sections of Progress Energy's and PEC's annual report on Form 10-K for the year ended December 31, 2002, which were filed with the SEC on March 21, 2003. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond the control of Progress Energy and PEC. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Progress Energy and PEC.

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                              Progress Energy, Inc.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2003

CONSOLIDATED STATEMENTS OF INCOME
                                                               Three Months Ended              Six Months Ended
(Unaudited)                                                         June 30,                        June 30,
-----------------------------------------------------------------------------------------------------------------------
(In thousands except per share data)                           2003           2002            2003            2002
-----------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Utility                                                  $ 1,582,787    $ 1,600,581     $ 3,236,674     $ 3,098,503
   Diversified business                                         429,897        358,274         792,015         647,653
-----------------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                                2,012,684      1,958,855       4,028,689       3,746,156
-----------------------------------------------------------------------------------------------------------------------
Operating Expenses
Utility
   Fuel used in electric generation                             393,331        366,757         804,954         736,809
   Purchased power                                              209,825        224,685         412,567         405,958
   Operation and maintenance                                    364,766        346,358         699,079         675,332
   Depreciation and amortization                                223,595        210,485         443,683         422,373
   Taxes other than on income                                    94,446         93,306         197,278         189,227
Diversified business
   Cost of sales                                                379,710        347,438         686,651         647,963
   Depreciation and amortization                                 33,680         29,329          61,948          56,664
   Other                                                         38,996         35,209          89,254          64,562
-----------------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                              1,738,349      1,653,567       3,395,414       3,198,888
-----------------------------------------------------------------------------------------------------------------------
Operating Income                                                274,335        305,288         633,275         547,268
-----------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                3,531          6,153           6,297           8,106
   Other, net                                                    (9,432)        (2,340)        (11,883)          3,718
-----------------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                             (5,901)         3,813          (5,586)         11,824
-----------------------------------------------------------------------------------------------------------------------
Income before Interest Charges and Income Taxes                 268,434        309,101         627,689         559,092
-----------------------------------------------------------------------------------------------------------------------
Interest Charges
   Net interest charges                                         159,520        170,161         315,768         340,330
   Allowance for borrowed funds used during construction         (2,222)        (3,353)         (5,109)         (6,906)
-----------------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                             157,298        166,808         310,659         333,424
-----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Tax             111,136        142,293         317,030         225,668
Income Tax Expense (Benefit)                                    (39,174)        20,360         (30,146)        (20,326)
-----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                               150,310        121,933         347,176         245,994
Discontinued Operations, Net of Tax                               2,513         (1,313)         13,803           7,153
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                  $   152,823    $   120,620     $   360,979     $   253,147
-----------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding                               236,057        215,007         234,755         213,999
-----------------------------------------------------------------------------------------------------------------------
Basic Earnings per Common Share
    Income from Continuing Operations                       $      0.64    $      0.57     $      1.48     $      1.15
    Discontinued Operations, Net of Tax                     $      0.01    $     (0.01)    $      0.06     $      0.03
    Net Income                                              $      0.65    $      0.56     $      1.54     $      1.18
-----------------------------------------------------------------------------------------------------------------------
Diluted Earnings per Common Share
    Income from Continuing Operations                       $      0.63    $      0.56     $      1.47     $      1.15
    Discontinued Operations, Net of Tax                     $      0.01    $      0.00     $      0.06     $      0.03
    Net Income                                              $      0.64    $      0.56     $      1.53     $      1.18
-----------------------------------------------------------------------------------------------------------------------
Dividends Declared per Common Share                         $     0.560    $     0.545     $     1.120     $     1.090
-----------------------------------------------------------------------------------------------------------------------

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.


Progress Energy, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share data)                                                           June 30,           December 31,
Assets                                                                                       2003                 2002
-----------------------------------------------------------------------------------------------------------------------------
     Utility Plant
  Utility plant in service                                                             $  20,991,295           $  20,152,787
  Accumulated depreciation                                                                (9,990,819)            (10,480,880)
-----------------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                                     11,000,476               9,671,907
  Held for future use                                                                         12,864                  15,109
  Construction work in progress                                                              842,520                 752,336
  Nuclear fuel, net of amortization                                                          234,515                 216,882
-----------------------------------------------------------------------------------------------------------------------------
             Total Utility Plant, Net                                                     12,090,375              10,656,234
-----------------------------------------------------------------------------------------------------------------------------
     Current Assets
  Cash and cash equivalents                                                                   45,654                  61,358
  Accounts receivable                                                                        824,233                 737,369
  Unbilled accounts receivable                                                               217,586                 225,011
  Inventory                                                                                  846,928                 875,485
  Deferred fuel cost                                                                         277,480                 183,518
  Assets of discontinued operations                                                          491,784                 490,429
  Prepayments and other current assets                                                       213,209                 260,804
-----------------------------------------------------------------------------------------------------------------------------
             Total Current Assets                                                          2,916,874               2,833,974
-----------------------------------------------------------------------------------------------------------------------------
     Deferred Debits and Other Assets
  Regulatory assets                                                                          640,891                 393,215
  Nuclear decommissioning trust funds                                                        861,752                 796,844
  Diversified business property, net                                                       2,213,623               1,884,271
  Miscellaneous other property and investments                                               443,428                 463,776
  Goodwill                                                                                 3,719,327               3,719,327
  Prepaid pension costs                                                                       57,919                  60,169
  Other assets and deferred debits                                                           684,764                 517,182
-----------------------------------------------------------------------------------------------------------------------------
             Total Deferred Debits and Other Assets                                        8,621,704               7,834,784
-----------------------------------------------------------------------------------------------------------------------------
           Total Assets                                                                $  23,628,953           $  21,324,992
-----------------------------------------------------------------------------------------------------------------------------

Capitalization and Liabilities
-----------------------------------------------------------------------------------------------------------------------------
Common Stock Equity
  Common stock without par value, 500,000,000 shares authorized, 242,187,774 and
      237,992,513 shares issued and outstanding,
      respectively                                                                     $   5,109,564           $   4,929,104
  Unearned ESOP common stock                                                                 (88,734)               (101,560)
  Accumulated other comprehensive loss                                                      (240,508)               (237,762)
  Retained earnings                                                                        2,182,440               2,087,227
-----------------------------------------------------------------------------------------------------------------------------
        Total Common Stock Equity                                                          6,962,762               6,677,009
-----------------------------------------------------------------------------------------------------------------------------
Preferred Stock of Subsidiaries-Not Subject to Mandatory Redemption                           92,831                  92,831
Long-Term Debt                                                                             9,223,632               9,747,293
-----------------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                              16,279,225              16,517,133
-----------------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                        1,130,308                 275,397
  Accounts payable                                                                           606,658                 756,287
  Interest accrued                                                                           222,896                 220,400
  Dividends declared                                                                         135,280                 132,232
  Short-term obligations                                                                     858,991                 694,850
  Customer deposits                                                                          161,539                 158,214
  Liabilities of discontinued operations                                                     119,058                 124,767
  Other current liabilities                                                                  478,419                 350,132
-----------------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                          3,713,149               2,712,279
-----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                                          824,961                 932,813
  Accumulated deferred investment tax credits                                                198,098                 206,221
  Regulatory liabilities                                                                     542,210                 119,766
  Asset retirement obligations                                                             1,225,605                       -
  Other liabilities and deferred credits                                                     845,705                 836,780
-----------------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                                       3,636,579               2,095,580
-----------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 15)
-----------------------------------------------------------------------------------------------------------------------------
           Total Capitalization and Liabilities                                        $  23,628,953           $  21,324,992
-----------------------------------------------------------------------------------------------------------------------------

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.


Progress Energy, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                           Six Months Ended
(Unaudited)                                                                                         June 30,
(In thousands)                                                                             2003                 2002
------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                             $   360,979         $   253,147
Adjustments to reconcile net income to net cash provided by operating activities:
      Income from discontinued operations                                                  (13,803)             (7,153)
      Depreciation and amortization                                                        568,328             567,106
      Deferred income taxes                                                               (118,442)            (44,234)
      Investment tax credit                                                                 (8,123)            (10,126)
      Deferred fuel cost (credit)                                                          (93,962)             22,718
      Net increase in accounts receivable                                                  (85,314)            (35,229)
      Net (increase) decrease in inventories                                                26,591             (38,637)
      Net (increase) decrease in prepayments and other current assets                       23,120             (14,993)
      Net decrease in accounts payable                                                     (15,332)            (62,655)
      Net increase in income taxes, net                                                    104,997              78,837
      Net increase in other current liabilities                                             52,538              30,661
      Other                                                                                 92,666              39,896
------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                         894,243             779,338
------------------------------------------------------------------------------------------------------------------------
Investing Activities
Gross utility property additions                                                          (541,205)           (520,872)
Diversified business property additions and acquisitions                                  (366,494)           (627,042)
Nuclear fuel additions                                                                     (84,050)            (49,346)
Net contributions to nuclear decommissioning trust                                         (17,959)            (19,917)
Investments in non-utility activities                                                       (5,792)            (10,301)
Acquisition of intangibles                                                                (190,168)                  -
Net decrease (increase) in restricted cash                                                  16,784           (105,721)
Other                                                                                       (1,136)              5,257
------------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                         (1,190,020)         (1,327,942)
------------------------------------------------------------------------------------------------------------------------
Financing Activities
Issuance of common stock, net of issuance costs                                            171,771                   -
Purchase of restricted shares                                                               (6,560)             (5,393)
Issuance of long-term debt, net of issuance costs                                          654,824           1,013,633
Net increase in short-term indebtedness                                                    163,092              14,499
Net decrease in cash provided by checks drawn in excess of bank balances                   (43,707)            (33,605)
Retirement of long-term debt                                                              (392,054)           (108,381)
Dividends paid on common stock                                                            (267,608)           (238,404)
Other                                                                                          815              47,407
------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by Financing Activities                                       280,573             689,756
------------------------------------------------------------------------------------------------------------------------
Cash Used in Discontinued Operations                                                          (500)               (584)
------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                       (15,704)            140,568
Cash and Cash Equivalents at Beginning of the Period                                        61,358              53,708
------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                         $    45,654         $   194,276
------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year -  interest (net of amount capitalized)                      $   305,206         $   324,234
                             income taxes (net of refunds)                             $    22,241         $    15,977

Noncash Activities
o On April 26, 2002, Progress Fuels Corporation, a subsidiary of the Company, acquired 100% of Westchester Gas Company. In conjunction with the purchase, the Company issued approximately $129.0 million in common stock.

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.

Progress Energy, Inc.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     A. Organization

     Progress Energy, Inc. (Progress Energy or the Company) is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), as amended. Both the Company and its subsidiaries are subject to the regulatory provisions of PUHCA. Effective January 1, 2003, Carolina Power & Light Company, Florida Power Corporation and Progress Ventures, Inc. (PVI) began doing business under the names Progress Energy Carolinas, Inc. (PEC), Progress Energy Florida, Inc. (PEF) and Progress Energy Ventures, Inc., respectively. The legal names of these entities have not changed, and there was no restructuring of any kind related to the name change. The current corporate and business unit structure remains unchanged.

     Through its wholly owned subsidiaries, Progress Energy Carolinas, Inc. and Progress Energy Florida, Inc., the Company is engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in portions of North Carolina, South Carolina and Florida. The Progress Ventures business unit consists of the Fuels and Competitive Commercial Operations (CCO) operating segments. The Fuels operating segment includes natural gas drilling and production, coal mining and synthetic fuels production. The CCO operating segment includes nonregulated generation and energy marketing and limited trading activities. Through other business units, the Company engages in other nonregulated business areas, including energy management and related services, rail services and telecommunications. Progress Energy's legal structure is not currently aligned with the functional management and financial reporting of the Progress Ventures business unit. Whether, and when, the legal and functional structures will converge depends upon legislative and regulatory action, which cannot currently be anticipated.

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

     In accordance with the provisions of APB 28, GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $4.8 million and $58.4 million for the second quarter of 2003 and 2002, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. Income tax expense was decreased by $5.4 million and increased $79.6 million for the first half of 2003 and 2002, respectively.

     The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year or future periods.

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

2.   ACQUISITIONS

     During the first quarter of 2003, Progress Fuels Corporation, a wholly owned subsidiary of Progress Energy, entered into three independent transactions to acquire approximately 162 natural gas-producing wells with proven reserves of approximately 195 billion cubic feet (Bcf) from Republic Energy, Inc. and two other privately-owned companies, all headquartered in Texas. The primary assets in the acquisition have been contributed to

     Progress Fuels North Texas Gas, L.P., a wholly owned subsidiary of Progress Fuels Corporation. The cash purchase price for the transactions totaled $148 million.

     On May 31, 2003, PVI acquired from Williams Energy Marketing and Trading, a subsidiary of the Williams Companies, Inc., a long-term full-requirements power supply agreement at fixed prices with Jackson Electric Membership Corp. (Jackson), for $188.2 million. See Note 7 for additional information.

3.   DIVESTITURES

     A. NCNG Divestiture

     On October 16, 2002, the Company announced the Board of Directors' approval to sell North Carolina Natural Gas Corporation (NCNG) and the Company's equity investment in Eastern North Carolina Natural Gas Company (ENCNG) to Piedmont Natural Gas Company, Inc., for approximately $400 million in net proceeds. By order issued June 26, 2003, the North Carolina Utilities Commission (NCUC) approved the Company's application to sell NCNG to Piedmont Natural Gas Company, Inc. The closing of the acquisition is subject to the approval of the Securities and Exchange Commission (SEC). The sale is expected to close during the summer of 2003. Net proceeds from the sale will be used to pay down debt obligations.

     The accompanying consolidated interim financial statements have been restated for all periods presented for the discontinued operations of NCNG. The net income of these operations is reported as discontinued operations in the Consolidated Statements of Income. Interest expense has been allocated to discontinued operations based on the net assets of NCNG, assuming a uniform debt-to-equity ratio across the Company's operations. Interest expense allocated for the three months ended June 30, 2003 and 2002 was $3.3 million and $4.0 million, respectively. Amounts allocated for the six months ended June 30, 2003 and 2002 were $6.9 million and $8.0 million, respectively. The Company ceased recording depreciation upon classification of the assets as discontinued operations. After-tax depreciation expense recorded by NCNG during the second quarter of 2002 was $2.9 million and during the first half of 2002 was $5.8 million. The asset group, including goodwill, has been recorded at fair value less cost to sell, resulting in an estimated loss on disposal of approximately $29.4 million, which was recorded in the fourth quarter of 2002. The estimated loss is reviewed quarterly and will be finalized once the disposition is complete and the actual loss can be determined. Results of discontinued operations were as follows:

                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
     (in thousands)                                    2003              2002              2003               2002
                                                  --------------     -------------    ---------------    --------------
     Revenues                                           $ 70,815          $ 64,510          $ 225,041         $ 150,625
                                                  ==============     =============    ===============    ==============

     Earnings (loss) before income taxes                 $ 4,119          $(5,514)           $ 22,602          $  8,522
     Income tax expense (benefit)                          1,606           (4,201)              8,799             1,369
                                                  --------------     -------------    ---------------    --------------
     Net earnings (loss) from discontinued
     operations                                          $ 2,513          $(1,313)           $ 13,803          $  7,153
                                                  ==============     =============    ===============    ==============

     The major balance sheet classes included in assets and liabilities of discontinued operations in the Consolidated Balance Sheets are as follows:

                                                         June 30,           December 31,
     (in thousands)                                        2003                2002
                                                      ---------------    ----------------
     Utility plant, net                                     $ 403,515            $398,931
     Current assets                                            69,743              72,821
     Deferred debits and other assets                          18,526              18,677
                                                      ---------------    ----------------
          Assets of discontinued operations                 $ 491,784            $490,429
                                                      ===============    ================

     Current liabilities                                     $ 68,884            $ 76,372
     Deferred credits and other liabilities                    50,174              48,395
                                                      ---------------    ----------------
          Liabilities of discontinued operations             $119,058            $124,767
                                                      ===============    ================

     The Company's equity investment in ENCNG of $7.7 million as of June 30, 2003 and December 31, 2002 is included in miscellaneous other property and investments in the Consolidated Balance Sheets.

     B. Railcar Ltd. Divestiture

     In December 2002, the Progress Energy Board of Directors adopted a resolution to sell the assets of Railcar Ltd., a leasing subsidiary included in the Rail Services segment. A series of sales transactions is expected to take place throughout 2003. An estimated impairment on assets held for sale was recognized in December 2002 to write-down the assets to fair value less costs to sell.

     The assets of Railcar Ltd. have been grouped as assets held for sale and are included in other current assets in the accompanying Consolidated Balance Sheets as of June 30, 2003. The assets are recorded at $24.0 million and $23.6 million as of June 30, 2003 and December 31, 2002, respectively.

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

4.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

     The  PEC  Electric  and  PEF  segments  are  engaged  in  the   generation,
     transmission, distribution and sale of electric energy primarily in portions of North Carolina, South Carolina and Florida. These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the NCUC, the Public Service Commission of South Carolina (SCPSC), the Florida Public Service Commission (FPSC) and the U.S. Nuclear Regulatory Commission (NRC).

     Fuels' operations, which are located in the United States, include natural gas drilling and production, coal mining and terminals, and the production of synthetic fuels.

     CCO operations, which are located in the United States, include nonregulated electric generation operations and limited trading activities. The increase in revenue and income from continuing operations for the six months ended June 30, 2003 is primarily due to a tolling agreement termination payment from Dynegy.

     Rail operations include railcar repair, rail parts reconditioning and sales, railcar leasing (primarily through Railcar Ltd.) and sales, and scrap metal recycling. These activities include maintenance and reconditioning of salvageable scrap components of railcars, locomotive repair and right-of-way maintenance. Rail's primary operations are located in the United States, with limited operation in Mexico and Canada.

     Other primarily includes operations in the United States of Progress Telecommunications Corporation and Caronet, Inc. (collectively referred to as Progress Telecom) and other nonregulated subsidiaries that do not meet the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     The Company's corporate operations include the operations of the holding company, Progress Energy Service Company, LLC and intercompany elimination transactions. The operating business segments combined with the corporate operations represent the total continuing operations of the Company. In prior periods, Corporate was reported as a component of the Other segment.

     The discontinued operations related to NCNG are not included as an operating segment.

     The following summarizes the revenues, income from continuing operations and assets (excluding assets of discontinued operations) for the business segments, corporate and total Progress Energy. The 2002 information has been restated to align with the 2003 segment structure.


                                                                                                        Income
                                                                   Revenues                              from
                                              ---------------------------------------------------     Continuing
     (in thousands)                           Unaffiliated     Intersegment           Total           Operations
                                              ------------    ---------------    ----------------    ------------
     Three Months Ended June 30, 2003
        PEC Electric                           $   816,240          $       -         $   816,240       $  88,394
        PEF                                        766,547                  -             766,547          61,359
        Fuels                                      166,918             89,861             256,779          53,807
        CCO                                         33,283                  -              33,283           2,383
        Rail                                       213,740                  -             213,740           2,192
        Other                                       15,903              1,460              17,363           1,200
        Corporate                                       53            (91,321)            (91,268)        (59,025)
                                              ------------    ---------------    ----------------    ------------
     Consolidated totals                       $ 2,012,684          $       -         $ 2,012,684       $ 150,310
                                              ------------    ---------------    ----------------    ------------

     Three Months Ended June 30, 2002
        PEC Electric                           $   834,658          $       -         $   834,658       $ 131,690
        PEF                                        765,923                  -             765,923          76,753
        Fuels                                      112,558             74,896             187,454          46,729
        CCO                                         23,902                  -              23,902           6,738
        Rail                                       196,489                  -             196,489           2,947
        Other                                       25,325              1,454              26,779         (8,353)
        Corporate                                        -            (76,350)            (76,350)       (134,571)
                                              ------------    ---------------    ----------------    ------------
     Consolidated totals                       $ 1,958,855          $       -         $ 1,958,855       $ 121,933
                                              ------------    ---------------    ----------------    ------------


                                                                                                        Income
                                                                   Revenues                              from
                                              ---------------------------------------------------     Continuing
     (in thousands)                           Unaffiliated     Intersegment           Total           Operations        Assets
                                              ------------    ---------------    ----------------    ------------    -------------
     Six Months Ended June 30, 2003
        PEC Electric                           $ 1,741,710          $       -         $ 1,741,710       $ 223,264     $  9,568,769
        PEF                                      1,494,964                  -           1,494,964         132,116        5,912,152
        Fuels                                      297,769            174,068             471,837          80,385        1,215,374
        CCO                                         70,833                  -              70,833          10,909        1,712,985
        Rail                                       391,549                  -             391,549         (1,204)          503,897
        Other                                       31,758              2,957              34,715           1,869          305,535
        Corporate                                      106           (177,025)           (176,919)       (100,163)       3,918,457
                                              ------------    ---------------    ----------------    ------------    -------------
      Consolidated totals                      $ 4,028,689          $       -         $ 4,028,689       $ 347,176     $ 23,137,169
                                              ------------    ---------------    ----------------    ------------    -------------

     Six Months Ended June 30, 2002
        PEC Electric                           $ 1,646,139          $       -         $ 1,646,139       $ 217,222     $  8,669,993
        PEF                                      1,452,364                  -           1,452,364         134,496        4,967,998
        Fuels                                      215,824            150,003             365,827          88,324          963,109
        CCO                                         32,949                  -              32,949           4,627        1,277,824
        Rail                                       351,456                  -             351,456           2,246          607,617
        Other                                       47,424              2,908              50,332         (13,202)         803,837
        Corporate                                        -           (152,911)           (152,911)       (187,719)       4,008,041
                                              ------------    ---------------    ----------------    ------------    -------------
      Consolidated totals                      $ 3,746,156          $       -         $ 3,746,156       $ 245,994     $ 21,298,419
                                              ------------    ---------------    ----------------    ------------    -------------

5.   IMPACT OF NEW ACCOUNTING STANDARDS

     SFAS  No.  148,  "Accounting  for  Stock-Based  Compensation"
     The Company measures compensation expense for stock options as the difference between the market price of its common stock and the exercise price of the option at the grant date. Accordingly, no compensation expense has been recognized for stock option grants.

     For purposes of the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," the estimated fair value of the Company's stock options is amortized to expense over the options' vesting period. The Company's information related to the pro forma impact on earnings and earnings per share assuming stock options were expensed for the three and six months ended June 30 is as follows:


     (in thousands except per share data)                      Three Months Ended June 30,     Six Months Ended June 30,
                                                              ------------------------------  ----------------------------
                                                                   2003            2002           2003           2002
                                                              ---------------  -------------  ------------  --------------
     Net income, as reported                                        $ 152,823      $ 120,620     $ 360,979       $ 253,147
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects          1,697          1,320         4,276           3,112
                                                              ---------------  -------------  ------------  --------------
     Pro forma net income                                           $ 151,126      $ 119,300     $ 356,703       $ 250,035
                                                              ===============  =============  ============  ==============

     Basic earnings per share
       As reported                                                  $    0.65      $    0.56     $    1.54       $    1.18
       Pro forma                                                    $    0.64      $    0.55     $    1.52       $    1.17

     Fully diluted earnings per share
       As reported                                                  $    0.64      $    0.56     $    1.53       $    1.18
       Pro forma                                                    $    0.64      $    0.55     $    1.51       $    1.16

     In April 2003, the Financial Accounting Standards Board (FASB) approved certain decisions on its stock-based compensation project. Some of the key decisions reached by the FASB were that stock-based compensation should be recognized in the income statement as an expense and that the expense should be measured as of the grant date at fair value. A significant issue yet to be resolved by the FASB is the determination of the appropriate fair value measure. The FASB continues to deliberate additional issues in this project; however, the FASB plans to issue an exposure draft in 2003 that could become effective in 2004.

     Derivative Instruments and Hedging Activities
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies SFAS No. 133 on accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The new guidance incorporates decisions made as part of the Derivatives Implementation Group (DIG) process, as well as decisions regarding implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating what effects, if any, this statement will have on its results of operations and financial position.

     In connection with the January 2003 FASB Emerging Issues Task Force (EITF) meeting, the FASB was requested to reconsider an interpretation of SFAS No.
     133. The interpretation, which is contained in the Derivative Implementation Group's C11 guidance, relates to the pricing of contracts that include broad market indices (e.g., CPI). In particular, that guidance discusses whether the pricing in a contract that contains broad market indices could qualify as a normal purchase or sale (the normal purchase or sale term is a defined accounting term, and may not, in all cases, indicate whether the contract would be "normal" from an operating entity viewpoint). In late June 2003, the FASB issued final superseding guidance (DIG Issue
     C20) on this issue, which is significantly different from the tentative superseding guidance that was issued in April 2003. The new guidance is effective October 1, 2003 for the Company. DIG Issue C20 specifies new pricing-related criteria for qualifying as a normal purchase or sale, and it requires a special transition adjustment as of October 1, 2003.

     PEC has determined that it has one existing "normal" contract that is affected by this revised guidance. PEC is in the process of evaluating the revised guidance and related contract to determine the transition adjustment that will be necessary and to determine if the contract will be required to be recorded at fair value subsequent to October 1, 2003.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The financial instruments within the scope of SFAS No. 150 include mandatorily redeemable stock, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for such financial instruments entered into or modified after May 31, 2003, and is effective for previously issued financial instruments within its scope on July 1, 2003.

     Upon the Company's adoption of the FIN No. 46, "Consolidation of Variable Interest Entities" (see below), the FPC Capital I Preferred Securities, as discussed in Note 12, are anticipated to be deconsolidated from the Company's financial statements effective July 1, 2003. Therefore, the Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations.

     FIN No. 46, "Consolidation of Variable Interest Entities"
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. During the first six months of 2003, the Company did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 in the third quarter of 2003.

     The Company is currently evaluating what effects, if any, this interpretation will have on its results of operations and financial position. During this evaluation process, several arrangements through its Railcar Ltd. subsidiary have been identified to which this interpretation may apply. These arrangements include an agreement with Railcar Asset Financing Trust (RAFT), a receivables securitization trust, and seven synthetic leases. Because the Company expects to sell the majority of Railcar Ltd. during 2003 (See Note 3B) and divest of its interests in these arrangements, the application of FIN No. 46 is not expected to have a material impact with respect to these arrangements. If these interests are not divested as currently expected, the maximum cash obligations under these arrangements total approximately $54 million. However, management believes the maximum loss exposure would be significantly reduced based on the current fair values of the underlying assets related to these arrangements.

     In addition, the Company is also evaluating certain other investments to determine if they require consolidation or disclosure upon adoption of FIN No. 46. These include investments in approximately 50 Affordable Housing properties eligible for Section 42 tax credits of the Internal Revenue Service Code (Section 42). The Company divested approximately 30 of these Affordable Housing investments in July 2003, and therefore the application of FIN No. 46 is not expected to have a material impact with respect to these 30 investments. It is reasonably possible that the Company will be required to consolidate some of the remaining 20 Affordable Housing entities that are currently accounted for under the equity method. The maximum exposure to loss as a result of the Company's total funding commitments for the remaining 20 Affordable Housing investments is approximately $23.9 million. However, management believes the total loss of its investments is unlikely given the nature of the investments and the utilization of certain Section 42 tax credits to date.

     The implementation of FIN No. 46 may require deconsolidation of certain previously consolidated entities. Upon adoption, the company anticipates deconsolidating the FPC Capital I Trust, which holds FPC-obligated mandatorily redeemable preferred securities. The Company will reflect it subordinate note obligation to the Trust as detailed in Note 12. Therefore, the deconsolidation is not expected to have a material effect.

     The Company is in the final stages of completing the adoption of FIN No. 46, but having considered the facts described herein, does not expect the results to have a material impact on its consolidated financial position, results of operations or liquidity.

     EITF Issue No. 03-04, "Accounting for 'Cash Balance' Pension Plans"
     In May 2003, the EITF reached consensus in EITF Issue No. 03-04 to specifically address the accounting for certain cash balance pension plans. The consensus reached in EITF Issue No. 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. The Company has historically accounted for its cash balance plans as defined benefit plans; however, the Company is required to adopt the measurement provisions of EITF 03-04 at its cash balance plans' next measurement date of December 31, 2003. Any differences in the measurement of the obligations as a result of applying the consensus will be reported as a component of actuarial gain or loss. The Company is currently evaluating what effects EITF 03-04 will have on its results of operations and financial position.

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

     Funds set aside in the Company's nuclear decommissioning trust fund for the nuclear decommissioning liability totaled $861.8 million at June 30, 2003 and $796.8 million at December 31, 2002.

     The Company also recorded AROs totaling $10.3 million for synthetic fuel operations of PVI and coal mine operations, synthetic fuel operations and gas production of Progress Fuels Corporation. The Company used an expected cash flow approach to measure these obligations. This amount includes accruals recorded prior to adoption totaling $4.6 million, which was previously recorded in other liabilities and deferred credits. The related asset retirement costs, net of accumulated depreciation, recorded upon adoption totaled $7.0 million for nonregulated operations. The cumulative effect of initial adoption of this statement related to nonregulated operations was $1.3 million of pre-tax income. The ongoing impact on earnings related to accretion and depreciation was not significant for the three or six months ended June 30, 2003.

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

     The utilities have previously recognized removal costs as a component of depreciation in accordance with regulatory treatment. As of June 30, 2003, the portions of such costs not representing AROs under SFAS No. 143 were $882.6 million for PEC, $940.1 million for PEF and $39.2 million for NCNG. The amounts for PEC and PEF are included in accumulated depreciation on the accompanying Consolidated Balance Sheets. The amount for NCNG is included as an offset to assets of discontinued operations on the accompanying Consolidated Balance Sheets. PEC and PEF have collected amounts for non-radiated areas at nuclear facilities, which do not represent asset retirement obligations. The amounts at June 30, 2003 were $63.5 million for PEC and $61.5 million for PEF, which are included in accumulated depreciation on the accompanying Consolidated Balance Sheets. PEF previously collected amounts for dismantlement of its fossil generation plants. As of June 30, 2003, this amounted to $142.2 million, which is included in accumulated depreciation on the accompanying Consolidated Balance Sheets. This collection was suspended pursuant to the rate case settlement discussed in Note 13A.

     PEC filed a request with the NCUC requesting deferral of the difference between expense pursuant to SFAS No. 143 and expense as previously determined by the NCUC. The NCUC granted the deferral of the January 1, 2003 cumulative adjustment. Because the clean air legislation discussed in
     Note 15 under "Air Quality" contained a prohibition against cost deferrals unless certain criteria are met, the NCUC denied the deferral of the ongoing effects. The Company has provided additional information to the NCUC that it believes will demonstrate that deferral of the ongoing effects should also be allowed. Since the NCUC order denied deferral of the ongoing effects, PEC ceased deferral of the ongoing effects during the second quarter for the six months ended June 30, 2003 related to its North Carolina retail jurisdiction. Pre-tax income for the three and six months ended June 30, 2003 increased by approximately $13.6 million, which represents a decrease in non-ARO cost of removal expense, partially offset by an increase in decommissioning expense.

     On April 8, 2003, the SCPSC approved a joint request by PEC, Duke Energy and South Carolina Electric and Gas Company for an accounting order to authorize the deferral of all cumulative and prospective effects related to the adoption of SFAS No. 143.

     On January 23, 2003, the Staff of the FPSC issued a notice of proposed rule development to adopt provisions relating to accounting for asset retirement obligations under SFAS No. 143. Accompanying the notice was a draft rule presented by the Staff which adopts the provisions of SFAS No. 143 along with the requirement to record the difference between amounts prescribed by the FPSC and those used in the application of SFAS No. 143 as regulatory assets or regulatory liabilities, which was accepted by all parties. The Commission approved the draft rule in June 2003, and a final order is expected in the third quarter of 2003.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

     SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill be tested for impairment at least annually and more frequently when indicators of impairment exist. SFAS No. 142 requires a two-step fair value-based test. The first step, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss if step one indicates a potential impairment, compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. This assessment could result in periodic impairment charges. The Company performed the annual goodwill impairment test for the CCO segment in the first quarter of 2003, and the annual goodwill impairment test for the PEC Electric and PEF segments in the second quarter of 2003, both of which indicated no impairment.

     During 2002, the Company acquired Westchester Gas Company (Westchester). The purchase price was finalized during the first quarter 2003 with the purchase price being primarily allocated to fixed assets including oil and gas properties. No goodwill was recorded.

     The carrying amounts of goodwill at June 30, 2003, by reportable segment, are $1.9 billion, $1.7 billion and $64.1 million for PEC Electric, PEF and CCO, respectively.

     The gross carrying amount and accumulated amortization of the Company's intangible assets as of June 30, 2003 and December 31, 2002 are as follows:

                                            June 30, 2003                   December 31, 2002
                                    ------------------------------    -----------------------------
     (in thousands)                 Gross Carrying     Accumulated    Gross Carrying    Accumulated
                                        Amount        Amortization        Amount       Amortization
                                    -------------- ---------------    -------------- --------------
     Synthetic fuel intangibles          $ 140,469       $(54,717)         $ 140,469      $(45,189)
     Power agreements                      221,192        (10,073)            33,000        (5,593)
     Other                                  53,182         (9,453)            40,968        (7,792)
                                    -------------- ---------------    -------------- --------------
                 Total                   $ 414,843       $(74,243)         $ 214,437      $(58,574)
                                    -------------- ---------------    -------------- --------------

     All of the Company's intangibles are subject to amortization. Synthetic fuel intangibles represent intangibles for synthetic fuel technology. These intangibles are being amortized on a straight-line basis until the expiration of tax credits under Section 29 of the Internal Revenue Service Code (the Code) in December 2007.

     On May 31, 2003, PVI acquired from Williams Energy Marketing and Trading, a subsidiary of The Williams Companies, Inc., a long-term full-requirements power supply agreement at fixed prices with Jackson, located in Jefferson, Georgia for $188.2 million. Assignment of Williams' responsibilities under the contract began in June 2003 and terminates in 2015, with a first refusal option to extend for five years. The agreement includes the use of 640 megawatts (MW) of contracted Georgia System generation comprised of nuclear, coal, gas and pumped-storage hydro resources. The intangible related to this power agreement is being amortized based on the economic benefits of the contract. As part of the acquisition of generating assets from LG&E Energy Corp. on February 15, 2002, power agreements of $33 million were recorded and are amortized based on the economic benefits of the contracts through December 31, 2004, which approximates straight-line.

     Other intangibles are primarily customer contracts and permits that are amortized over their respective lives. Of the increase in other intangible assets, $9.2 million relates to customer contracts acquired as part of the Westchester acquisition, which was identified as an intangible in the final purchase price allocation.

     Net intangible assets are included in other assets and deferred debits in the accompanying Consolidated Balance Sheets. Amortization expense recorded on intangible assets for the three months ended June 30, 2003 and 2002, respectively, was $8.5 million and $8.1 million. Amortization expense recorded on intangible assets for the six months ended June 30, 2003 and 2002, respectively, was $15.7 million and $16.2 million. The estimated amortization expense for intangible assets for 2003 through 2007, in millions, is approximately $36.7, $41.3, $34.8, $35.9 and $36.1, respectively.

8.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2003 was $150.6 million and $358.2 million, respectively. Comprehensive income for the three and six months ended June 30, 2002 was $119.6 million and $256.4 million, respectively. Items of other comprehensive income for the three month periods consisted primarily of changes in the fair value of derivatives used to hedge cash flows related to interest on long-term debt and gas sales.

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

     In March 2003, Progress Genco Ventures, LLC (Genco), a wholly owned subsidiary of PVI, terminated its $50 million working capital credit facility. A related construction facility initially provided for Genco to draw up to $260 million. The amount outstanding under this facility is $241 million as of June 30, 2003. During the second quarter of 2003 Genco determined it did not need to make any additional draws under this facility. As a result of this decision, the drawn amount of $241 million will not increase.

     On April 1, 2003, PEF entered into a new $200 million 364-day credit agreement and a new $200 million three-year credit agreement, replacing its prior credit facilities (which had been a $90 million 364-day facility and a $200 million five-year facility). The new PEF credit facilities contain a defined maximum total debt to total capital ratio of 65%; as of June 30, 2003 the calculated ratio was 52.6%. The new credit facilities also contain a requirement that the ratio of EBITDA, as defined in the facilities, to interest expense to be at least 3 to 1; as of June 30, 2003 the calculated ratio was 8.7 to 1.

     Also on April 1, 2003, PEC reduced the size of its existing 364-day credit facility from $285 million to $165 million. The other terms of this facility were not changed. On July 30, 2003, PEC renewed its $165 million 364-day credit agreement. PEC's $285 million three-year credit agreement entered into in July 2002 remains in place, for total facilities of $450 million.

     On May 27, 2003, PEC redeemed $150 million of First Mortgage Bonds, 7.5% Series, Due March 1, 2023 at 103.22% of the principal amount of such bonds; PEC funded the redemption with commercial paper.

     On July 14, 2003, PEC announced the redemption of $100 million of First Mortgage Bonds, 6.875% Series Due August 15, 2023 at 102.84%. The date of the redemption will be August 15, 2003. PEC will fund the redemption with commercial paper.

     For the three months ended June 30, 2003, the Company issued  approximately
     2.4 million shares representing approximately $98 million in proceeds from its Investor Plus Stock Purchase Plan and its employee benefit plans during the second quarter. For the six months ended June 30, 2003, the Company has issued 4.2 million shares through these plans, resulting in approximately $172 million of cash proceeds.

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

     Progress Energy currently has $850 million of fixed rate debt swapped to floating rate debt by executing interest rate derivative agreements. Under terms of these swap rate agreements, Progress Energy will receive a fixed rate and pay a floating rate based on 3-month LIBOR. These agreements expire in March of 2006, April 2007 and October 2008.

     In March, April and June of 2003, PEC entered into treasury rate locks to hedge its exposure to interest rates with regard to a future issuance of debt. These agreements have a computational period of ten years and are designated as cash flow hedges for accounting purposes. The agreements have a total notional amount of $60 million.

     Progress Fuels Corporation periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. As of June 30, 2003, Progress Fuels Corporation had approximately 16.6 Bcf of cash flow hedges in place for its natural gas production. These positions span the remainder of 2003 and extend through December 2004. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.

     Genco has a series of interest rate collars to hedge floating rate exposure associated with the construction credit facility. These collars hedge 75% of the drawn facility balance through March of 2007.

     The notional amounts of the above contracts are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in the transaction is the cost of replacing the agreements at current market rates. Progress Energy only enters into interest rate derivative agreements with banks with credit ratings of single A or better.

11.  EARNINGS PER COMMON SHARE

     A  reconciliation   of  the   weighted-average   number  of  common  shares
     outstanding for basic and dilutive earnings per share purposes is as follows (in thousands):

                                                Three Months Ended June 30,         Six Months Ended June 30,
                                               -----------------------------     -------------------------------
                                                   2003             2002             2003                 2002
                                               -------------    ------------     ------------    ---------------
                                               -------------
     Weighted-average common shares - basic          236,057         215,007          234,755            213,999
     Restricted stock awards                           1,004             734              967                690
     Stock options                                       140             333               23                224
                                               -------------    ------------     ------------    ---------------
                                               -------------    ------------
     Weighted-average shares - fully dilutive        237,201         216,074          235,745            214,913
                                               -------------    ------------     ------------    ---------------

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

     FPC has fully and unconditionally guaranteed the obligations of Funding Corp. under the subordinated notes (Notes Guarantee). In addition, FPC has guaranteed the payment of all distributions required to be made by the Trust, but only to the extent that the Trust has funds available for such distributions (Preferred Securities Guarantee). The Preferred Securities Guarantee, considered together with the Notes Guarantee, constitutes a full and unconditional guarantee by FPC of the Trust's obligations under the Preferred Securities.

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

     These Preferred Securities are classified as long-term debt on the Company's Consolidated Balance Sheets. Upon adoption of FIN No. 46, the Company anticipates deconsolidating the FPC Capital I Trust which is not expected to have a material effect on the consolidated financial position, results of operations or liquidity (See Note 5).

13.  REGULATORY MATTERS

     A. Retail Rate Matters

     In conjunction with the acquisition of NCNG, PEC agreed to cap base retail electric rates in North Carolina and South Carolina through December 2004. The cap on base retail electric rates in South Carolina was extended to December 2005 in conjunction with regulatory approval to form a holding company. NCNG also agreed to cap its North Carolina margin rates for gas sales and transportation services, with limited exceptions, through November 1, 2003. On May 16, 2002, NCNG filed a request to increase its margin rates and rebalance its rates with the NCUC, requesting an annual rate increase of $4.1 million to recover costs associated with specific system improvements. In September 2002, the NCUC issued its order approving the $4.1 million rate increase. The rate increase was effective October 1, 2002. NCNG filed a general rate case with the NCUC on March 31, 2003. NCNG anticipates that new rates, if approved, will go into effect in November 2003, after the terms of the joint stipulation agreement expire (See Note
     3A).

     On March 27, 2002, the parties in PEF's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC on April 23, 2002. The Agreement provides that PEF will operate under a Revenue Sharing Incentive Plan (the Plan) through 2005 and thereafter until terminated by the FPSC.

     The Plan establishes annual revenue caps and sharing thresholds. The Plan provides that all retail base revenues between an established threshold and cap will be shared - a 2/3 share to be refunded to PEF's retail customers, and a 1/3 share to be received by PEF's shareholders. All retail base rate revenues above the retail base rate revenue caps established for each year will be refunded 100% to retail customers on an annual basis. For 2002, the refund to customers was limited to 67.1% of the retail base rate revenues that exceeded the 2002 cap. The retail base rate revenue sharing threshold amounts for 2003 are $1.333 billion and will increase $37 million each year thereafter. The retail base revenue cap for 2003 is $1.393 billion and will increase $37 million each year thereafter. As of December 31, 2002, $4.7 million was accrued and was refunded to customers in March 2003. On February 24, 2003, the parties to the Agreement filed a motion seeking an order from the FPSC to enforce the Agreement. In this motion, the parties disputed PEF's calculation of retail revenue subject to refund and contended that the refund should be approximately $23 million. On July 9, 2003, the FPSC ruled that PEF must provide an additional $18.4 million to its retail customers related to the 2002 revenue sharing calculation. PEF recorded this refund in the second quarter of 2003 as a charge against electric operating revenue and will refund this amount by no later than October 31, 2003. In the second quarter of 2003, PEF also recorded an additional accrual of $9.5 million related to estimated 2003 revenue sharing.

     On March 4, 2003, the FPSC approved PEF's petition to increase its fuel factors due to continuing increases in oil and natural gas commodity prices. The crisis in the Middle East along with the recent Venezuelan oil workers' strike have put upward pressure on commodity prices that was not anticipated by PEF when fuel factors for 2003 were approved by the FPSC in November 2002. New rates became effective on March 28, 2003.

     B. Regional Transmission Organizations

     In early 2000, the FERC issued Order 2000 regarding regional transmission organizations (RTOs). This Order set minimum characteristics and functions that RTOs must meet, including independent transmission service. As a result of Order 2000, PEF, along with Florida Power & Light Company and Tampa Electric Company, filed with the FERC, in October 2000, an application for approval of a GridFlorida RTO. In March 2001, the FERC issued an order provisionally approving GridFlorida. PEC, along with Duke Energy Corporation and South Carolina Electric & Gas Company, filed with the FERC, for approval of a GridSouth RTO. In July 2001, the FERC issued an order provisionally approving GridSouth. However, in July 2001, FERC issued orders recommending that companies in the Southeast engage in a mediation to develop a plan for a single RTO for the Southeast. PEF and PEC participated in the mediation. The FERC has not issued an order specifically on this mediation. In July 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. PEF and PEC, as subsidiaries of Progress Energy, filed comments on November 15, 2002 and supplemental comments on January 10, 2003. On April 28, 2003, the FERC released a White Paper on the Wholesale Market Platform. The White Paper provides an overview of what the FERC currently intends to include in a final rule in the SMD NOPR docket. The White Paper retains the fundamental and most protested aspects of SMD NOPR, including mandatory RTOs and the FERC's assertion of jurisdiction over certain aspects of retail service. PEF and PEC, as subsidiaries of Progress Energy, plan to file comments on the White Paper. The FERC has also indicated that it expects to issue a final rule after Congress votes this fall on the proposed House and Senate Energy Bills. The Company cannot predict the outcome of these matters or the effect that they may have on the GridFlorida and GridSouth proceedings currently ongoing before the FERC. The Company has $31.2 million and an immaterial amount invested in GridSouth and GridFlorida, respectively, at June 30, 2003. It is unknown what impact the future proceedings will have on the Company's earnings, revenues or prices.

     In October 2002, the FPSC abated its proceedings regarding its review of the proposed GridFlorida RTO. The FPSC action to abate the proceedings came in response to the Florida Office at Public Counsel's appeal before the State Supreme Court requesting review of the FPSC's order approving the transfer of operational control of electric transmission assets to an RTO under the jurisdiction of the FERC. On June 2, 2003 the Florida Supreme Court dismissed the appeal without prejudice on the ground that certain portions of the Commission's order constituted non-final action. The dismissal is without prejudice to any party to challenge the Commission's order after all portions are final. A technical conference for the state of Florida to be conducted by the FERC is scheduled for September 15, 2003. It is unknown when the FERC or the FPSC will take final action with regard to the status of GridFlorida or what the impact of further proceedings will have on the Company's earnings, revenues or prices.

14.  OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income, gain on the sale of investments, impairment of investments and other income and expense items as discussed below. The components of other, net as shown on the Consolidated Statements of Income are as follows:



                                                            Three Months Ended June 30,         Six Months Ended June 30,
                                                           ------------------------------    -------------------------------
     (in thousands)                                             2003             2002            2003             2002
                                                           --------------     -----------    ------------    ---------------
     Other income
     Net financial trading gain (loss)                           $     67        $    792       $  (2,632)         $  (1,429)
     Net energy brokered for resale                                (1,369)            124             157               (141)
     Nonregulated energy and delivery services income               5,652           5,862          11,242             12,459
     Contingent value obligation mark-to-market                    (1,677)          1,479               -             12,821
     Investment gains                                                   -           2,960               -              2,960
     AFUDC equity                                                   4,035           1,833           5,914              4,077
     Other                                                          5,299           7,905          10,937             13,049
                                                           --------------     -----------    ------------    ---------------
         Total other income                                      $ 12,007        $ 20,955       $  25,618          $  43,796
                                                           --------------     -----------    ------------    ---------------

     Other expense
     Nonregulated energy and delivery services expenses             5,479           6,248           9,696              9,383
     Donations                                                      3,377           2,736           6,721              7,007
     Investment losses                                              8,644               -           8,644                  -
     Other                                                          3,939          14,311          12,440             23,688
                                                           --------------     -----------    ------------    ---------------
        Total other expense                                      $ 21,439        $ 23,295       $  37,501          $  40,078
                                                           --------------     -----------    ------------    ---------------

     Other, net                                                  $ (9,432)       $ (2,340)      $ (11,883)         $   3,718
                                                           ==============     ===========    ============    ===============

     Net financial trading gains and losses represent non-asset-backed trades of electricity and gas. Net energy brokered for resale represents electricity purchased for sale to a third party. Nonregulated energy and delivery services include power protection services and mass market programs (surge protection, appliance services and area light sales) and delivery, transmission and substation work for other utilities. Investment losses represent losses on limited partnership investment funds.

15.  COMMITMENTS AND CONTINGENCIES

     Contingencies and significant changes to the commitments discussed in Note 24 of the financial statements included in the Company's 2002 Annual Report on Form 10-K are described below.

     A. Guarantees

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

     Guarantees as of June 30, 2003, are summarized in the table below and discussed more fully in the subsequent paragraphs.

     (in millions)
     Guarantees of performance issued by or on behalf of affiliates
          Guarantees supporting nonregulated portfolio expansion
               and energy marketing and trading activities issued by Progress Energy          $   290.5
          Guarantees supporting energy marketing and trading activities issued by
               subsidiaries of Progress Energy                                                     12.0
          Guarantees supporting nuclear decommissioning                                           276.0
          Guarantee supporting power supply agreements                                            285.0
          Standby letters of credit                                                                49.5
          Surety bonds                                                                            104.3
          Other guarantees                                                                         44.1
     Guarantees issued on behalf of third parties
          Other guarantees                                                                         16.4
                                                                                    -------------------
        Total                                                                                 $ 1,077.8
                                                                                    ===================


     Guarantees Supporting Nonregulated Portfolio Expansion and Energy Marketing and Trading Activities

     Progress Energy has issued approximately $290.5 million of guarantees on behalf of PVI and its subsidiaries for obligations under tolling agreements, transmission agreements, gas agreements, construction agreements and trading operations. Approximately $26.9 million of these guarantees were issued during the year to support energy and trading activities. The majority of the marketing and trading contracts supported by the guarantees contain language regarding downgrade events, ratings triggers, monthly netting of exposure and/or payments and offset provisions in the event of a default. Based upon the amount of trading positions outstanding at June 30, 2003, if the Company's ratings were to decline below investment grade, the Company would have to deposit cash or provide letters of credit or other cash collateral of approximately $40.0 million for the benefit of the Company's counterparties.

     Guarantees Supporting Nuclear Decommissioning

     In 2003, PEC determined that its external funding levels did not fully meet the nuclear decommissioning financial assurance levels required by the NRC. Therefore, PEC met the financial assurance requirements by obtaining parent company guarantees.

     Guarantee Supporting Power Supply Agreements

     On March 20, 2003, PVI entered into a definitive agreement with Williams Energy Marketing and Trading, a subsidiary of The Williams Companies, Inc., to acquire a long-term full-requirements power supply agreement at fixed prices with Jackson. The power supply agreement included a performance guarantee by Progress Energy. The transaction closed during the second quarter of 2003. The Company issued a payment and performance guarantee to Jackson related to the power supply agreement of $285.0 million. In the event that Progress Energy's credit ratings fall below investment grade, Progress Energy will be required to provide additional security for this guarantee in form and amount (not to exceed $285 million) acceptable to Jackson.

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

     Surety Bonds

     At June 30, 2003, the Company had $104.3 million in surety bonds purchased primarily for purposes such as providing workers' compensation coverage, obtaining licenses, permits and rights-of-way and project performance. To the extent liabilities are incurred as a result of the activities covered by the surety bonds, such liabilities are included in the accompanying Consolidated Balance Sheets.

     Other Guarantees

     The Company has other guarantees outstanding related primarily to prompt performance payments, lease obligations and other payments subject to contingencies.

     As of June 30, 2003, management does not believe conditions are likely for performance under the agreements discussed in this Note 15.

     B. Insurance

     Both PEC and PEF are insured against public liability for a nuclear incident. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, each company, as an owner of nuclear units, can be assessed a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), each company would be subject to pro rata assessments for each reactor owned per occurrence. Effective August 20, 2003, the retroactive premium assessments will increase to $100.6 million per reactor from the current amount of $88.1 million. The total limit available to cover nuclear liability losses will increase as well from $9.6 billion to $10.6 billion. The annual retroactive premium limit of $10 million per reactor owned will not change.

     C. Claims and uncertainties

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

     PEC There are 12 former MGP sites and 14 other sites or groups of sites associated with PEC that have required or are anticipated to require investigation and/or remediation costs. PEC received insurance proceeds to address costs associated with environmental liabilities related to its involvement with some MGP sites. All eligible expenses related to these are charged against a specific fund containing these proceeds. As of June 30, 2003, approximately $5.2 million remains in this centralized fund with a related accrual of $5.2 million recorded for the associated expenses of environmental issues. As PEC's share of costs for investigating and remediating these sites becomes known, the fund is assessed to determine if additional accruals will be required. PEC does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what remains in the environmental insurance recovery fund. This is due to the fact that the sites are at different stages: investigation has not begun at 15 sites, investigation has begun but remediation cannot be estimated at seven sites and four sites have begun remediation. PEC measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. The process often involves assessing and developing cost-sharing arrangements with other potentially responsible parties. Once the environmental insurance recovery fund is depleted, PEC will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. Presently, PEC cannot determine the total costs that may be incurred in connection with the remediation of all sites.

     PEF There are two former MGP sites and 11 other active sites associated with PEF that have required or are anticipated to require investigation and/or remediation costs. As of June 30, 2003, PEF has accrued approximately $9.4 million, for probable and reasonably estimable costs at these sites. PEF does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what is currently accrued. In 2002, PEF filed a petition for annual recovery of approximately $4.0 million in environmental costs through the Environmental Cost Recovery Clause with the FPSC. PEF was successful with this filing and will recover costs through rates for investigation and remediation associated with transmission and distribution substations and transformers. As more activity occurs at these sites, PEF will assess the need to adjust the accruals. These accruals have been recorded on an undiscounted basis. PEF measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. This process often includes assessing and developing cost-sharing arrangements with other potentially responsible parties. Presently, PEF cannot determine the total costs that may be incurred in connection with the remediation of all sites.

     NCNG There are five former MGP sites associated with NCNG that have or are anticipated to have investigation or remediation costs associated with them. As of June 30, 2003, NCNG has accrued approximately $2.3 million for probable and reasonably estimable remediation costs at these sites. These accruals have been recorded on an undiscounted basis. NCNG measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. This process often involves assessing and developing cost-sharing arrangements with other potentially responsible parties. NCNG does not believe it can provide an estimate of the reasonably possible total remediation costs beyond the accrual because two of the five sites associated with NCNG have not begun investigation activities. Therefore, NCNG cannot currently determine the total costs that may be incurred in connection with the investigation and/or remediation of all sites. Based upon current information, the Company does not expect the future costs at the NCNG sites to be material to the Company's financial condition or results of operations. In October 2002, the Company announced plans to sell NCNG to Piedmont Natural Gas Company, Inc. The Company will retain the environmental liability associated with the five former MGP sites.

     Florida Progress Corporation In 2001, FPC sold its Inland Marine Transportation business operated by MEMCO Barge Line, Inc. to AEP Resources, Inc. FPC established an accrual to address indemnities and retained an environmental liability associated with the transaction. FPC estimates that its maximum contractual liability to AEP Resources, Inc., associated with Inland Marine Transportation is $60 million. The balance in this accrual is $9.9 million at June 30, 2003. This accrual has been determined on an undiscounted basis. FPC measures its liability for this site based on estimable and probable remediation scenarios. The Company believes that it is reasonably probable that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amount accrued. The Company cannot predict the outcome of this matter.

     Certain historical waste sites exist that are being addressed voluntarily by Fuels. The Company cannot determine the total costs that may be incurred in connection with these sites. The Company cannot predict the outcome of this matter.

     Rail Services is voluntarily addressing certain historical waste sites. The Company cannot determine the total costs that may be incurred in connection with these sites. The Company cannot predict the outcome of this matter.

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

     The EPA is  conducting  an  enforcement  initiative  related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Both PEC and PEF were asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. During the first quarter of 2003, PEC responded to a supplemental information request from the EPA. PEF has received a similar supplemental information request, and responded to it in the second quarter. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company cannot predict the outcome of the EPA's initiative or its impact, if any, on the Company.

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

     In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals' decision. Designation of areas that do not attain the standard is proceeding, and further litigation and rulemaking on this and other aspects of the standard are anticipated. North Carolina adopted the federal eight-hour ozone standard and is proceeding with the implementation process. North Carolina has promulgated final regulations, which will require PEC to install nitrogen oxide controls under the state's eight-hour standard. The costs of those controls are included in the $370 million cost estimate set forth in the preceding paragraph. However, further technical analysis and rulemaking may result in a requirement for additional controls at some units. The Company cannot predict the outcome of this matter.

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

     On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. Progress Energy expects its capital costs to meet these emission targets will be approximately $813 million by 2013. PEC currently has approximately 5,100 MW of coal-fired generation capacity in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utility's total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utilities or unless the utilities persistently earn a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utilities' last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the ten-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. Pursuant to the new law, PEC entered into an agreement with the state of North Carolina to transfer to the state any future emissions allowances acquired as a result of compliance with the new law. The new law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. Progress Energy cannot predict the future regulatory interpretation, implementation or impact of this new law. PEC recorded $33.5 million in the second quarter of 2003 and approximately $54 million of clean air amortization to date in 2003. Clean air expenditures to date are $8.4 million.

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

     Subsequently, a number of utilities each filed an action for damages in the Federal Court of Claims. The U.S. Circuit Court of Appeals (Federal Circuit) has ruled that utilities may sue the DOE for damages in the Federal Court of Claims instead of having to file an administrative claim with the DOE. PEC and PEF are in the process of evaluating whether they should each file a similar action for damages.

     On July 9, 2002, Congress passed an override resolution to Nevada's veto of DOE's proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. DOE plans to submit a license application for the Yucca Mountain facility by the end of 2004. PEC and PEF cannot predict the outcome of this matter.

     With certain modifications, and additional approval by the NRC, PEC's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on PEC's system through the expiration of the current operating licenses for all of PEC's nuclear generating units. Subsequent or prior to the expiration of these licenses, or any renewal of these licenses, dry storage or acquisition of new shipping casks may be necessary. PEC obtained approval from the NRC to use additional storage space at the Harris Plant in December 2000. PEF currently is storing spent nuclear fuel onsite in spent fuel pools. If PEF does not seek renewal of the Crystal River Nuclear Plant (CR3) operating license, CR3 will have sufficient storage capacity in place for fuel consumed through the end of the expiration of the license in 2016. If PEF extends the CR3 operating license, dry storage may be necessary.

     c) Progress Energy, through its subsidiaries, produces synthetic fuel from coal fines. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section
     29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. Any synthetic fuel tax credit amounts not utilized are carried forward indefinitely. All of Progress Energy's synthetic fuel facilities have received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. These tax credits are subject to review by the IRS, and if Progress Energy fails to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows. Additionally, the ability to use tax credits currently being carried forward could be denied. Total Section 29 credits generated to date (including FPC prior to its acquisition by the Company) are approximately $1.028 billion, of which $445.6 million have been used and $582.4 million are being carried forward as of June 30, 2003. The current Section 29 tax credit program expires in 2007.

     One synthetic fuel entity, Colona Synfuel Limited Partnership, L.L.L.P. (Colona), from which the Company (and FPC prior to its acquisition by the Company) has been allocated approximately $273.1 million in tax credits to date, is being audited by the IRS. The audit of Colona was expected. The Company is audited regularly in the normal course of business, as are most similarly situated companies.

     In September 2002, all of the Company's majority-owned synthetic fuel entities, including Colona, were accepted into the IRS Prefiling Agreement
     (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues. Either the Company or the IRS can withdraw from the program at any time, and issues not resolved through the program may proceed to the next level of the IRS exam process.

     In late June 2003, the Company was informed that IRS field auditors have raised questions regarding the chemical change associated with coal-based synthetic fuel manufactured at its Colona facility and the testing process by which the chemical change is verified. (The questions arose in connection with the Company's participation in the PFA program.) The chemical change and the associated testing process were described as part of the PLR request for Colona. Based on that application, the IRS ruled in Colona's PLR that the synthetic fuel produced at Colona undergoes a significant chemical change and thus qualifies for tax credits under
     Section 29 of the Internal Revenue Code. While the IRS has announced that they may revoke PLRs if test procedures and results do not demonstrate that a significant chemical change has occurred, based on the information received to date, the Company does not believe the issues warrant reversal by the IRS National Office of its prior position in the Colona PLR.

     The information provided by the IRS field auditors addresses only Progress Energy's Colona facility. The Company, however, applies essentially the same chemical process and uses the same independent laboratories to confirm chemical change in the synthetic fuel manufactured at each of its four other facilities. The independent laboratories used by the Company to determine significant chemical change are the leading experts in their field and are used by many other industry participants. The Company believes that the laboratories' work and the chemical change process are consistent with the bases upon which the PLRs were issued.

     The Company is working to resolve this matter as quickly as possible. At this time, the Company cannot predict how long the IRS process will take; however, the Company intends to continue working cooperatively with the IRS. The Company firmly believes that it is operating the Colona facility and its other plants in compliance with its PLRs and Section 29 of the Internal Revenue Code. Accordingly, the Company has no current plans to alter its synthetic fuel production schedules as a result of these matters.

     In addition, the Company has retained an advisor to assist in selling an interest in one or more synthetic fuel entities. The Company is pursuing the sale of a portion of its synthetic fuel production capacity that is underutilized due to limits on the amount of credits that can be generated and utilized by the Company. The Company would expect to retain an ownership interest and to operate any sold facility for a management fee. However, the IRS has suspended issuance of PLRs relating to synthetic fuel production (typically a closing condition to the sale of an interest in a synthetic fuel entity). Unless that suspension on new PLRs is lifted, it will be difficult to consummate the successful sale of interests in the Company's synthetic fuel facilities. The Company cannot predict when or if the IRS will recommence issuing such PLRs. The final outcome and timing of the Company's efforts to sell interests in synthetic fuel facilities is uncertain and while the Company cannot predict the outcome of this matter, the outcome is not expected to have a material effect on the consolidated financial position, cash flows or results of operations.

     d) In November of 2001, Strategic Resource Solutions Corp. (SRS) filed a claim against the San Francisco Unified School District ("the District") and other defendants claiming that SRS is entitled to approximately $10 million in unpaid contract payments and delay and impact damages related to the District's $30 million contract with SRS. On March 4, 2002, the District filed a counterclaim, seeking compensatory damages and liquidated damages in excess of $120 million, for various claims, including breach of contract and demand on a performance bond. SRS has asserted defenses to the District's claims.

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

     The Company has reviewed the District's earlier pleadings against SRS and believes that those claims are not meritorious. SRS filed its answer to the new pleadings on April 14, 2003. The Company has reviewed the new pleadings and the Company believes that the new claims are not meritorious. The Company has filed responsive pleadings denying the allegations, and the discovery process is underway. SRS, the Company and Progress Energy Solutions, Inc. will vigorously defend and litigate all of these claims. The Company cannot predict the outcome of this matter, but the Company believes that it and its subsidiaries have good defenses to all claims asserted by both the District and the City.

     e) The Company and its subsidiaries are involved in various litigation matters in the ordinary course of business, some of which involve claims for substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. The Company believes the final disposition of pending litigation would not have a material adverse effect on the Company's consolidated results of operations or financial position.

                         CAROLINA POWER & LIGHT COMPANY
                      d/b/a PROGRESS ENERGY CAROLINAS, INC.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2003

CONSOLIDATED STATEMENTS OF INCOME
                                                            Three Months Ended          Six Months Ended
(Unaudited)                                                      June 30,                   June 30,
----------------------------------------------------------------------------------------------------------------

(In thousands)                                             2003           2002           2003          2002
----------------------------------------------------------------------------------------------------------------
Operating Revenues
   Electric                                             $ 816,240      $ 834,658    $ 1,741,710     $ 1,646,139
   Diversified business                                     2,423          3,434          5,819           6,823
----------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                            818,663        838,092      1,747,529       1,652,962
----------------------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                       177,020        170,977        402,562         342,703
   Purchased power                                         68,977         90,918        142,157         164,228
   Operation and maintenance                              210,295        193,887        400,170         387,324
   Depreciation and amortization                          141,848        133,459        280,644         274,844
   Taxes other than on income                              35,101         36,075         79,277          74,843
   Diversified business                                     1,595          2,754          2,535           5,815
----------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                          634,836        628,070      1,307,345       1,249,757
----------------------------------------------------------------------------------------------------------------
Operating Income                                          183,827        210,022        440,184         403,205
----------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                          2,075          3,202          3,441           4,868
   Other, net                                              (8,380)         4,652        (10,931)          1,680
----------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                       (6,305)         7,854         (7,490)          6,548
----------------------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                        48,412         56,255         97,715         117,899
   Allowance for borrowed funds used during                  (658)        (2,779)        (1,583)         (5,873)
   construction
----------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                        47,754         53,476         96,132         112,026
----------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                129,768        164,400        336,562         297,727
Income Tax Expense                                         40,956         33,248        112,688          81,456
----------------------------------------------------------------------------------------------------------------
Net Income                                                 88,812        131,152        223,874         216,271
Preferred Stock Dividend Requirement                          741            741          1,482           1,482
----------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                               $  88,071      $ 130,411    $   222,392     $   214,789
----------------------------------------------------------------------------------------------------------------

See Notes to Progress Energy Carolinas, Inc. Consolidated Interim Financial Statements.


Carolina Power & Light Company
d/b/a Progress Energy Carolinas, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)                                                     June 30,                  December 31,
Assets                                                               2003                        2002
----------------------------------------------------------------------------------------------------------
     Utility Plant
  Utility plant in service                                     $ 13,072,200                  $ 12,675,761
  Accumulated depreciation                                       (6,077,374)                   (6,356,933)
----------------------------------------------------------------------------------------------------------
        Utility plant in service, net                             6,994,826                     6,318,828
  Held for future use                                                 4,942                         7,188
  Construction work in progress                                     334,269                       325,695
  Nuclear fuel, net of amortization                                 168,148                       176,622
----------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                  7,502,185                     6,828,333
----------------------------------------------------------------------------------------------------------
     Current Assets
  Cash and cash equivalents                                          12,998                        18,284
  Accounts receivable                                               260,691                       301,178
  Unbilled accounts receivable                                      143,870                       151,352
  Receivables from affiliated companies                              32,270                        36,870
  Notes receivable from affiliated companies                              -                        49,772
  Taxes receivable                                                        -                        55,006
  Inventory                                                         348,239                       342,886
  Deferred fuel cost                                                137,301                       146,015
  Prepayments and other current assets                               35,459                        45,542
----------------------------------------------------------------------------------------------------------
        Total Current Assets                                        970,828                     1,146,905
----------------------------------------------------------------------------------------------------------
     Deferred Debits and Other Assets
  Regulatory assets                                                 515,257                       252,083
  Nuclear decommissioning trust funds                               465,043                       423,293
  Diversified business property, net                                 51,771                         9,435
  Miscellaneous other property and investments                      184,029                       209,657
  Other assets and deferred debits                                   98,947                       104,978
----------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                    1,315,047                       999,446
----------------------------------------------------------------------------------------------------------
           Total Assets                                        $  9,788,060                  $  8,974,684
----------------------------------------------------------------------------------------------------------

Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------
Capitalization
----------------------------------------------------------------------------------------------------------
  Common stock                                                 $  3,135,690                  $  3,089,115
  Preferred stock - not subject to mandatory redemption              59,334                        59,334
  Long-term debt, net                                             2,516,941                     3,048,466
----------------------------------------------------------------------------------------------------------
        Total Capitalization                                      5,711,965                     6,196,915
----------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                 400,000                             -
  Accounts payable                                                  176,387                       259,217
  Payables to affiliated companies                                  121,081                        98,572
  Notes payable to affiliated companies                              49,359                             -
  Taxes accrued                                                       4,031                             -
  Interest accrued                                                   56,678                        58,791
  Short-term obligations                                            363,900                       437,750
  Current portion of accumulated deferred income taxes               44,197                        66,088
  Other current liabilities                                          92,016                        93,171
----------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                 1,307,649                     1,013,589
----------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                               1,156,722                     1,179,689
  Accumulated deferred investment tax credits                       153,207                       158,308
  Regulatory liabilities                                            131,994                         7,774
  Asset retirement obligations                                      905,338                             -
  Other liabilities and deferred credits                            421,185                       418,409
----------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities              2,768,446                     1,764,180
----------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 9)
----------------------------------------------------------------------------------------------------------
            Total Capitalization and Liabilities               $  9,788,060                  $  8,974,684
----------------------------------------------------------------------------------------------------------

See Notes to Progress Energy Carolinas, Inc. Consolidated Interim Financial Statements.


Carolina Power & Light Company
d/b/a Progress Energy Carolinas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                  Six Months Ended
(Unaudited)                                                                                 June 30,
(In thousands)                                                                         2003           2002
-----------------------------------------------------------------------------------------------------------------
     Operating Activities
Net income                                                                           $  223,874      $ 216,271
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                     324,975        329,437
      Deferred income taxes                                                             (38,115)       (25,358)
      Investment tax credit                                                              (5,100)        (6,240)
      Deferred fuel cost                                                                  8,714         12,757
      Net (increase) decrease in accounts receivable                                     20,169        (13,408)
      Net decrease in affiliated accounts receivable                                     14,743        (38,213)
      Net increase in inventories                                                        (5,353)        (1,229)
      Net (increase) decrease in prepayments and other current assets                     8,315        (14,916)
      Net decrease in accounts payable                                                  (14,632)        (5,109)
      Net increase in affiliated accounts payable                                        17,487         33,340
      Net increase in other current liabilities                                          58,183         93,975
      Other                                                                              50,783         21,921
-----------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                      664,043        603,228
-----------------------------------------------------------------------------------------------------------------
     Investing Activities
Gross property additions                                                               (258,526)      (333,308)
Proceeds from assets transferred to affiliate                                                 -        243,719
Nuclear fuel additions                                                                  (45,642)       (49,380)
Contributions to nuclear decommissioning trust                                          (17,959)       (17,915)
Diversified business property additions                                                    (262)       (10,439)
Investments in non-utility activities                                                    (2,258)        (6,886)
-----------------------------------------------------------------------------------------------------------------
         Net Cash Used in Investing Activities                                         (324,647)      (174,209)
-----------------------------------------------------------------------------------------------------------------
     Financing Activities
Proceeds from issuance of long-term debt                                                      -         46,505
Net decrease in short-term obligations                                                  (73,850)      (207,535)
Net increase (decrease) in intercompany notes                                            99,131        (36,374)
Retirement of long-term debt                                                           (165,208)       (49,754)
Dividends paid to parent                                                               (203,273)      (190,599)
Dividends paid on preferred stock                                                        (1,482)        (1,482)
-----------------------------------------------------------------------------------------------------------------
         Net Cash Used in Financing Activities                                         (344,682)      (439,239)
-----------------------------------------------------------------------------------------------------------------
     Net Decrease in Cash and Cash Equivalents                                           (5,286)       (10,220)
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                     18,284         21,250
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                       $   12,998      $  11,030
-----------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information
Cash paid during the year -  interest (net of amount capitalized)                    $   95,287      $ 103,911
                             income taxes (net of refunds)                           $  119,638      $  61,163

Noncash Activities
-    In February 2002, CP&L  transferred  the Rowan plant to Progress  Ventures,
     Inc. and established an intercompany receivable. The property and inventory transferred totaled approximately $244 million. In April 2002, CP&L received cash proceeds in settlement of the intercompany receivable totaling approximately $244 million. This amount is reported in proceeds from assets transferred to affiliates in the investing activities section.

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

     Effective January 1, 2003, Carolina Power & Light Company (CP&L) began doing business under the assumed name Progress Energy Carolinas, Inc. The legal name has not changed and there was no restructuring of any kind related to the name change. The current corporate and business unit structure remains unchanged.

     B. Basis of Presentation.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements for the period ended December 31, 2002 and notes thereto included in PEC's Form 10-K, as amended for the year ended December 31, 2002.

     The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present PEC's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year or future periods.

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

     The financial information for the PEC Electric segment for the three and six months ended June 30, 2003 and 2002 is as follows:

     (in thousands)
                              Three Months Ended June 30,        Six Months Ended June 30,
                              ---------------------------        -------------------------
                                   2003            2002             2003              2002
     --------------------------------------------------------------------------------------------
     Revenues                 $   816,240     $   834,658        $ 1,741,710         $ 1,646,139
     Segment income           $    88,394     $   131,690        $   223,264         $   217,222
     Total segment assets     $ 9,568,769     $ 8,669,993        $ 9,568,769         $ 8,669,993
     ============================================================================================

     The  primary   differences   between  the  PEC  Electric  segment  and  PEC
     consolidated financial information relate to other non-electric operations and elimination entries.

3.   IMPACT OF NEW ACCOUNTING STANDARDS

     SFAS No. 148, "Accounting for Stock-Based Compensation"
     For purposes of the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," the estimated fair value of the Company's stock options is amortized to expense over the options' vesting period. PEC's information related to the pro forma impact on earnings assuming stock options were expensed for the three and six months ended June 30:

                                                            Three Months Ended June 30,    Six Months Ended June 30,
     (in thousands)                                            2003           2002            2003         2002
                                                            ------------  -------------    -----------  ------------
     Earnings for common stock, as reported                    $ 88,071      $ 130,411      $ 222,392     $ 214,789
     Deduct:  Total stock option expense determined under
       fair value method for all awards, net of related tax
       effects                                                      706            535          1,779         1,294
                                                            ------------  -------------    -----------  ------------
     Pro forma earnings for common stock                       $ 87,365      $ 129,876      $ 220,613     $ 213,495
                                                            ============  =============    ===========  ============

     In April 2003, the Financial Accounting Standards Board (FASB) approved certain decisions on its stock-based compensation project. Some of the key decisions reached by the FASB were that stock-based compensation should be recognized in the income statement as an expense and that the expense should be measured as of the grant date at fair value. A significant issue yet to be resolved by the FASB is the determination of the appropriate fair value measure. The FASB continues to deliberate additional issues in this project; however, the FASB plans to issue an exposure draft in 2003 that could become effective in 2004.

     Derivative Instruments and Hedging Activities
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies SFAS No. 133 on accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The new guidance incorporates decisions made as part of the Derivatives Implementation Group (DIG) process, as well as decisions regarding implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. PEC is currently evaluating what effects, if any, this statement will have on its results of operations and financial position.

     In connection with the January 2003 FASB Emerging Issues Task Force (EITF) meeting, the FASB was requested to reconsider an interpretation of SFAS No.
     133. The interpretation, which is contained in the Derivatives Implementation Group's C11 guidance, relates to the pricing of contracts that include broad market indices (e.g., CPI). In particular, that guidance discusses whether the pricing in a contract that contains broad market indices could qualify as a normal purchase or sale (the normal purchase or sale term is a defined accounting term, and may not, in all cases, indicate whether the contract would be "normal" from an operating entity viewpoint). In late June 2003, the FASB issued final superseding guidance (DIG Issue
     C20) on this issue, which is significantly different from the tentative superseding guidance that was issued in April 2003. The new guidance is effective October 1, 2003 for PEC. DIG Issue C20 specifies new pricing-related criteria for qualifying as a normal purchase or sale, and it requires a special transition adjustment as of October 1, 2003.

     PEC has determined that it has one existing "normal" contract that is affected by this revised guidance. PEC is in the process of evaluating the revised guidance and related contract to determine the transition adjustment that will be necessary and to determine if the contract will be required to be recorded at fair value subsequent to October 1, 2003.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The financial instruments within the scope of SFAS No. 150 include mandatorily redeemable stock, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for such instruments entered into or modified after May 31, 2003, and is effective for previously issued financial instruments within its scope on July 1, 2003. PEC believes that the adoption of SFAS No. 150 will not have a material impact on its financial position or results of operations.

     FIN No. 46, "Consolidation of Variable Interest Entities"
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46). This interpretation provides guidance related to identifying variable interest entities (previously know as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. During the first six months of 2003, PEC did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. For those variable interest entities created or obtained on or before January 31, 2003, PEC must apply the provisions of FIN No. 46 in the third quarter of 2003.

     PEC is currently evaluating what effects, if any, this interpretation will have on its results of operations and financial position. During this evaluation process, several arrangements have been identified to which this interpretation may apply. These arrangements include investments in approximately 50 Affordable Housing properties eligible for Section 42 tax credits. PEC divested approximately 30 of these Affordable Housing investments in July 2003, and therefore the application of FIN No. 46 is not expected to have a material impact with respect to those 30 investments. It is reasonably possible that the Company will be required to consolidate some of the remaining 20 Affordable Housing entities that are currently accounted for under the equity method. The maximum exposure to loss as a result of PEC's total funding commitments for the remaining 20 Affordable Housing investments is approximately $23.9 million. However, management believes the total loss of its investments is unlikely given the nature of the investments and the utilization of certain Section 42 tax credits to date.

     PEC is in the final stages of completing the adoption of FIN No. 46, but having considered the facts described herein, does not expect the results to have a material impact on its consolidated financial position, results of operation or liquidity.

     EITF Issue No. 03-04, "Accounting for 'Cash Balance' Pension Plans"
     In May 2003, the EITF reached consensus in EITF Issue No. 03-04 to specifically address the accounting for certain cash balance pension plans. The consensus reached in EITF Issue No. 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. PEC has historically accounted for its cash balance plans as defined benefit plans; however, PEC is required to adopt the measurement provisions of EITF 03-04 at its cash balance plans' next measurement date of December 31, 2003. Any differences in the measurement of the obligations as a result of applying the consensus will be reported as a component of actuarial gain or loss. PEC is currently evaluating what effects EITF 03-04 will have on its results of operations and financial position.

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

     Funds set aside in PEC's nuclear decommissioning trust fund for the nuclear decommissioning liability totaled $465.0 million at June 30, 2003 and $423.3 million at December 31, 2002.

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

     PEC has previously recognized removal costs as a component of depreciation in accordance with regulatory treatment. As of June 30, 2003, the portion of such costs not representing AROs under SFAS No. 143 was $882.6 million. This amount is included in accumulated depreciation on the accompanying Consolidated Balance Sheets. PEC has collected amounts for non-radiated areas at nuclear facilities, which do not represent asset retirement obligations. These amounts totaled $63.5 million as of June 30, 2003, which is included in accumulated depreciation on the accompanying Consolidated Balance Sheets.

     PEC filed a request with the NCUC requesting deferral of the difference between expense pursuant to SFAS No. 143 and expense as previously determined by the NCUC. The NCUC granted the deferral of the January 1, 2003 cumulative adjustment. Because the clean air legislation discussed in
     Note 9 under "Air Quality" contained a prohibition against cost deferrals unless certain criteria are met, the NCUC denied the deferral of the ongoing effects. The Company has provided additional information to the NCUC that it believes will demonstrate that deferral of the ongoing effects should also be allowed. Since the NCUC order denied deferral of the ongoing effects, PEC ceased deferral of the ongoing effects during the second quarter for the six months ended June 30, 2003 related to its North Carolina retail jurisdiction. Pre-tax income for the three and six months ended June 30, 2003 increased by approximately $13.6 million, which represents a decrease in non-ARO cost of removal expense, partially offset by an increase in decommissioning expense.

     On April 8, 2003, the Public Service Commission of South Carolina (SCPSC) approved a joint request by PEC, Duke Energy and South Carolina Electric and Gas Company for an accounting order to authorize the deferral of all cumulative and prospective effects related to the adoption of SFAS No. 143.

5.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2003 was $88.0 million and $223.2 million, respectively. Comprehensive income for the three and six months ended June 30, 2002 was $129.6 million and $218.2 million, respectively. Items of other comprehensive income for the periods consisted primarily of changes in fair value of derivatives used to hedge cash flows related to interest on long-term debt.

6.   FINANCING ACTIVITIES

     On April 1, 2003, PEC reduced the size of its existing 364-day credit facility from $285 million to $165 million. The other terms of this facility were not changed. On July 30, 2003, PEC renewed its $165 million 364-day credit agreement. PEC's $285 million three-year credit agreement entered into in July 2002 remains in place, for total facilities of $450 million.

     On May 27, 2003, PEC redeemed $150 million of First Mortgage Bonds, 7.5% Series, Due March 1, 2023 at 103.22% of the principal amount of such bonds. PEC funded the redemption with commercial paper.

     On July 14, 2003, PEC announced the redemption of $100 million of First Mortgage Bonds, 6.875% Series Due August 15, 2023 at 102.84%. The date of the redemption will be August 15, 2003. PEC will fund the redemption with commercial paper.

7.   RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     PEC uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio and to hedge interest rates with regard to future fixed rate debt issuances. In March, April and June of 2003, PEC entered into treasury rate locks to hedge its exposure to interest rates with regard to a future issuance of debt. These agreements have a computational period of ten years and are designated as cash flow hedges for accounting purposes. These agreements have a total notional amount of $60 million.

     The notional amounts of the above contracts are not exchanged and do not represent exposure to credit loss. In the event of default by a counter party, the risk in the transaction is the cost of replacing the agreements at current market rates. PEC only enters into interest rate swap agreements with banks with credit ratings of single A or better.

8.   OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income, gain on the sale of investments, impairment of investments and other income and expense items as discussed below. The components of other, net as shown on the Consolidated Statements of Income for the three and six months ended June 30, 2003 and 2002 are as follows:

                                                            Three Months Ended June 30,         Six Months Ended June 30,
     (in thousands)                                           2003              2002              2003              2002
                                                          --------------    --------------    -------------     -------------
     Other income
     Net financial trading gain (loss)                        $   1,175         $     792        $  (1,524)         $ (1,429)
     Net energy brokered for resale                                 (68)              (89)             270              (446)
     Nonregulated energy and delivery services income             2,052             3,016            4,338             5,567
     AFUDC equity                                                   774             1,602            1,864             3,662
     Investment gains                                                 -             2,960                -             2,960
     Other                                                        2,767             4,711            5,523             5,981
                                                          --------------    --------------    -------------     -------------
         Total other income                                   $   6,700         $  12,992        $  10,471          $ 16,295
                                                          --------------    --------------    -------------     -------------

      Other expense
     Nonregulated energy and delivery services expenses       $   2,022         $   3,632        $   3,995          $  5,267
     Donations                                                    1,339             1,178            2,645             2,548
     Investment losses                                            8,643                 -            8,643                 -
     Other                                                        3,076             3,530            6,119             6,800
                                                          --------------    --------------    -------------     -------------
        Total other expense                                   $  15,080         $   8,340        $  21,402          $ 14,615
                                                          --------------    --------------    -------------     -------------

     Other, net                                               $ (8,380)         $   4,652        $ (10,931)         $  1,680
                                                          ==============    ==============    =============     =============

     Net financial trading gains and losses represent non-asset-backed trades of electricity and gas. Net energy brokered for resale represents electricity purchased externally for sale to a third party. Nonregulated energy and delivery services include power protection services and mass market programs (surge protection, appliance services and area light sales) and delivery, transmission and substation work for other utilities. Investment losses represent losses on limited partnership investment funds.

9.   COMMITMENTS AND CONTINGENCIES

     Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 2002, with respect to the commitments discussed in Note 18 of the financial statements included in PEC's 2002 Annual Report on Form 10-K, as amended.

     In 2003, PEC determined that its external funding levels did not fully meet the nuclear decommissioning financial assurance levels required by the NRC. Therefore, PEC obtained parent company guarantees of $276 million to meet the required levels. As of June 30, 2003, management does not believe conditions are likely for performance under the agreements discussed in this Note 9.

     Insurance

     PEC is insured against public liability for a nuclear incident. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear plants, PEC, as an owner of nuclear units, can be assessed a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), each company would be subject to pro rata assessments for each reactor owned per occurrence. Effective August 20, 2003, the retroactive premium assessments will increase to $100.6 million per reactor from the current amount of $88.1 million. The total limit available to cover nuclear liability losses will increase as well from $9.6 billion to $10.6 billion. The annual retroactive premium limit of $10 million per reactor owned will not change.

     Contingencies

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

     There are 12 former MGP sites and 14 other sites or groups of sites associated with PEC that have required or are anticipated to require investigation and/or remediation costs. PEC received insurance proceeds to address costs associated with PEC environmental liabilities related to its involvement with some MGP sites. All eligible expenses related to these are charged against a specific fund containing these proceeds. As of June 30, 2003, approximately $5.2 million remains in this centralized fund with a related accrual of $5.2 million recorded for the associated expenses of environmental issues. As PEC's share of costs for investigating and remediating these sites become known, the fund is assessed to determine if additional accruals will be required. PEC does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what remains in the environmental insurance recovery fund. This is due to the fact that the sites are at different stages: investigation has not begun at 15 sites, investigation has begun but remediation cannot be estimated at seven sites and four sites have begun remediation. PEC measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. The process often involves assessing and developing cost-sharing arrangements with other potentially responsible parties. Once the environmental insurance recovery fund is depleted, PEC will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. Presently, PEC cannot determine the total costs that may be incurred in connection with the remediation of all sites.

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

     The EPA is  conducting  an  enforcement  initiative  related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. PEC was asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. During the first quarter of 2003, PEC responded to a supplemental information request from the EPA. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures, ranging from

     $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. PEC cannot predict the outcome of the EPA's initiative or its impact, if any, on the Company.

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

     In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals decision. Designation of areas that do not attain the standard is proceeding, and further litigation and rulemaking on this and other aspects of the standard are anticipated. North Carolina adopted the federal eight-hour ozone standard and is proceeding with the implementation process. North Carolina has promulgated final regulations, which will require PEC to install nitrogen oxide controls under the State's eight-hour standard. The costs of those controls are included in the $370 million cost estimate set forth in the preceding paragraph. However, further technical analysis and rulemaking may result in a requirement for additional controls at some units. PEC cannot predict the outcome of this matter.

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

     On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. PEC expects its capital costs to meet these emission targets will be approximately $813 million by 2013. PEC currently has approximately 5,100 MW of coal-fired generation in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utility's total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utilities or unless the utilities persistently earn a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utilities' last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the 10-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. Pursuant to the new law, PEC entered into an agreement with the state of North Carolina to transfer to the state any future emissions allowances acquired as a result of compliance with the new law. The new law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. PEC cannot predict the future regulatory interpretation, implementation or impact of this new law. PEC recorded $33.5 million in the second quarter of 2003 and approximately $54 million of clean air amortization to date in 2003. Clean air expenditures to date are $8.4 million.

     Other Environmental Matters

     a) The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of carbon dioxide and other greenhouse gases. The United States has not adopted the Kyoto Protocol; however, a number of carbon dioxide emissions control proposals have been advanced in Congress and by the Bush administration. The Bush administration favors voluntary programs. Reductions in carbon dioxide emissions to the levels specified by the Kyoto Protocol and some legislative proposals could be materially adverse to PEC's financials and operations if associated costs cannot be recovered from customers. PEC favors the voluntary program approach recommended by the administration, and is evaluating options for the reduction, avoidance, and sequestration of greenhouse gases. However, PEC cannot predict the outcome of this matter.

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

     On July 9, 2002, Congress passed an override resolution to Nevada's veto of DOE's proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. DOE plans to submit a license application for the Yucca Mountain facility by the end of 2004. PEC cannot predict the outcome of this matter.

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

Amounts reported in the interim Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual or future periods due to the effects of seasonal temperature variations on energy consumption and the timing of maintenance on electric generating units, among other factors.

This discussion should be read in conjunction with the accompanying financial statements found elsewhere in this report and in conjunction with the 2002 Form 10-K.

RESULTS OF OPERATIONS

In this section, earnings and the factors affecting earnings for the three and six months ended June 30, 2003 as compared to the same periods in 2002 are discussed. The discussion begins with a general overview, then separately discusses earnings by business segment.

OVERVIEW

The net income and basic earnings per share of Progress Energy, Inc. (Progress Energy or the Company) were $152.8 million or $0.65 per share and $120.6 million or $0.56 per share for the second quarter of 2003 and 2002, respectively. The Company's net income and basic earnings per share were $361.0 million or $1.54 per share and $253.1 million or $1.18 per share for the first half of 2003 and 2002, respectively.

The increase in net income for the second quarter of 2003, as compared to the second quarter of 2002, is primarily due to customer growth and usage at the utilities, increased sales of natural gas, a decrease in interest expense and the impact of levelizing the estimated effective tax rate throughout the year. These items were partially offset by the impact of unfavorable weather, PEF's retail revenue sharing and higher costs associated with a planned nuclear outage. The Company's operating segments impacted earnings for the quarter and first half of the year as follows:

---------------------------------------------------------------------------------------------------------
(in millions)                                Three Months Ended June 30,     Six Months Ended June 30,
---------------------------------------------------------------------------------------------------------
Business Segment                                    2003              2002          2003            2002
-------------------------------------------------------------------------------------------------------
PEC Electric                                     $  88.4          $ 131.7       $ 223.3        $ 217.2
PEF                                                 61.4             76.8         132.1          134.5
Fuels                                               53.8             46.7          80.4           88.3
CCO                                                  2.4              6.7          10.9            4.6
Rail                                                 2.2              2.9          (1.2)           2.2
Other                                                1.2             (8.4)          1.9          (13.2)
Corporate                                          (59.1)          (134.5)       (100.2)        (187.6)
                                           ------------------------------------------------------------
    Total income from continuing operations        150.3            121.9         347.2          246.0
NCNG discontinued operations                         2.5             (1.3)         13.8            7.1
                                           ------------------------------------------------------------
    Net income                                   $ 152.8          $ 120.6       $ 361.0        $ 253.1
-------------------------------------------------------------------------------------------------------

A detailed  discussion of each of the Company's  significant  operating segments
follows.  The  Company's   significant  operating  segments  and  their  primary
operations are:

o PEC Electric - engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina (differences between the PEC Electric segment and the PEC consolidated financial information relate to other non-electric operations and elimination entries);
o PEF - engaged in the generation, transmission, distribution and sale of electricity in portions of Florida;
o Fuels - engaged in natural gas drilling and production, coal mining and the production of synthetic fuels;
o Competitive Commercial Operations (CCO) - engaged in nonregulated generation operations and limited trading activities;
o Progress Rail Services (Rail) - engaged in various rail and railcar related services; and
o Other Businesses (Other) - engaged in other nonregulated business areas including telecommunications and energy services operations.

     In prior years' reporting, CCO and Fuels were components of the Progress Ventures segment. With the expansion of the nonregulated energy generation facilities and the current management structure, CCO is now a distinct operating segment. In addition to the operating segments listed above, the Company has other corporate activities that include holding company operations, service company operations and eliminations. These corporate activities have been included in the Other segment in the past. Additionally, earnings from wholesale customers on the regulated plants have previously been reported in both the regulated utilities' results and the results of Progress Ventures. With the realignment of the reportable business segments, this activity is now included in the regulated utilities' results only. For comparative purposes, the 2002 results have been restated to align with the new business segments.

     In 2002, the operations of NCNG, previously reported in the Other segment, were reclassified to discontinued operations and therefore were not included in the results from continuing operations during the periods reported. A discussion of the planned divestiture of NCNG is provided in the Discontinued Operations section that follows.

     In March of 2003, the SEC completed an audit of Progress Energy Service Company, LLC (Service Company) and recommended that the Company change its cost allocation methodology for allocating Service Company costs. As part of the audit process, the Company was required to change the cost allocation methodology for 2003 and record retroactive reallocations between its affiliates in the first quarter of 2003 for allocations originally made in 2001 and 2002. This change in allocation methodology and the related retroactive adjustments have no impact on consolidated expense or earnings. The impact on the affiliates is included in the segment discussion that follows. The new allocation methodology, as compared to the previous allocation methodology, generally decreases expenses in the regulated utilities and increases expenses in the nonregulated businesses. The regulated utilities' reallocations are within operation and maintenance expense, while the diversified businesses' reallocations are generally within diversified business expenses.

     In accordance with an SEC order under PUHCA, effective in the second quarter of 2002, tax benefits not related to acquisition interest expense that were previously held unallocated at the holding company must be allocated to the profitable subsidiaries. The allocation has no impact on the Company's consolidated tax expense or net income. The impacts on the business segments are included in the discussions below and generally decrease the income tax expense for the regulated utilities, while increasing income tax expense for the holding company. The second quarter 2002 reallocation included impacts from 2001 and the first two quarters of 2002, while the second quarter 2003 reallocation was for one quarter only.

     REGULATED ELECTRIC SEGMENTS

     The operating results of both regulated electric utilities are primarily influenced by customer demand for electricity, the ability to control costs and regulatory return on equity. Demand for electricity is based on the number of customers and their usage, with usage largely impacted by weather. In addition, the current economic conditions in the service territories may impact the demand for electricity.

     Effective January 1, 2003, the Company implemented SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Both electric utilities recorded asset retirement obligations
     (AROs) in the first quarter of 2003. At June 30, 2003, PEC Electric's AROs totaled $905.3 million and PEF's AROs totaled $310.9 million.

     PEC filed a request with the NCUC requesting deferral of the difference between expense pursuant to SFAS No. 143 and expense as previously determined by the NCUC. The NCUC granted the deferral of the January 1, 2003, cumulative adjustment. Because the clean air legislation enacted in North Carolina contained a prohibition against cost deferrals unless certain criteria are met, the NCUC denied the deferral of the ongoing effects. The Company has provided additional information to the NCUC that it believes will demonstrate that deferral of the ongoing effects should also be allowed. Since the NCUC order denied deferral of the ongoing effects, PEC ceased deferral of the ongoing effects during the second quarter of 2003 for the six months ended June 30, 2003 related to its North Carolina retail jurisdiction. Pre-tax income for the second quarter of 2003 increased by approximately $13.6 million, which represents a decrease in non-ARO cost of removal expense, partially offset by an increase in decommissioning expense. This earnings impact will be reversed if and when the NCUC issues an order granting deferral of the ongoing effects.

     On April 8, 2003, the SCPSC approved a joint request by PEC Electric, Duke Energy and South Carolina Electric and Gas Company for an accounting order to authorize the deferral of all cumulative and prospective effects related to the adoption of SFAS No. 143.

     On January 23, 2003, the Staff of the FPSC issued a notice of proposed rule development to adopt provisions relating to accounting for asset retirement obligations under SFAS No. 143. Accompanying the notice was a draft rule presented by the staff which adopts the provisions of SFAS No. 143 along with the requirement to record the difference between amounts prescribed by the FPSC and those used in the application of SFAS No. 143 as regulatory assets or regulatory liabilities, which was accepted by all parties. Therefore, the adoption of the statement had no impact on the income of PEF due to the establishment of a regulatory liability pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The Commission approved the draft rule in June 2003, and a final order is expected in the third quarter of 2003.

     PROGRESS ENERGY CAROLINAS ELECTRIC

     PEC Electric contributed net income of $88.4 million and $131.7 million in the second quarter of 2003 and 2002, respectively, and $223.3 million and $217.2 million for the first half of 2003 and 2002, respectively. The decrease in the second quarter of 2003 compared to the second quarter of 2002 is primarily due to unfavorable weather conditions resulting in lower usage across all customer classes, the effect of the tax benefit reallocation and higher planned nuclear outage costs, partially offset by favorable retail customer growth and usage. The increase in the first half of 2003 compared to the first half of 2002 was primarily due to strong wholesale sales, retail growth and usage and lower interest charges, offset partially by the effect of the tax benefit reallocation, higher operation and maintenance costs related to planned nuclear outages and costs incurred for the February 2003 ice storm.

     PEC's electric revenues for the second quarter and first half of 2003 are as follows:

     ------------------------------------------------------------------------------------------------------------------
     (in millions of $)              Three Months Ended June 30,                     Six Months Ended June 30,
     ------------------------------------------------------------------------------------------------------------------
     Customer Class                 2003      Change     % Change    2002       2003     Change    % Change    2002
     ------------------------------------------------------------------------------------------------------------------
     Residential                    $ 247.7   $ (10.8)    (4.2)      $ 258.5  $   604.7    $ 37.0       6.5  $   567.7
     Commercial                       198.8      (0.1)    (0.1)        198.9      399.7      13.6       3.5      386.1
     Industrial                       155.9      (4.3)    (2.7)        160.2      302.6     (3.3)      (1.1)     305.9
     Governmental                      17.8      (0.1)    (0.6)         17.9       36.4       0.9       2.5       35.5
                                 ----------------------            -------------------------------           ----------
         Total retail revenues        620.2     (15.3)    (2.4)        635.5    1,343.4      48.2       3.7    1,295.2
     Wholesale                        154.2      (2.5)    (1.6)        156.7      363.6      64.3      21.5      299.3
     Unbilled                          23.5      (0.6)      -           24.1      (7.5)    (21.9)         -       14.4
     Miscellaneous                     18.3      (0.1)    (0.5)         18.4       42.2       5.0      13.4       37.2
                                 ----------------------            -------------------------------           ----------
         Total electric revenues    $ 816.2   $ (18.5)    (2.2)      $ 834.7  $ 1,741.7    $ 95.6       5.8  $ 1,646.1
     ------------------------------------------------------------------------------------------------------------------

     PEC's electric energy sales for 2003 and 2002 and the amount and percentage change by quarter and by customer class are as follows:

     ------------------------------------------------------------------------------------------------------------------
     (in thousands of mWh)                Three Months Ended June 30,                     Six Months Ended June 30,
     ------------------------------------------------------------------------------------------------------------------
     Customer Class                 2003      Change     % Change    2002       2003     Change    % Change    2002
     ------------------------------------------------------------------------------------------------------------------
     Residential                      3,052      (210)    (6.4)        3,262      7,639       392        5.4     7,247
     Commercial                       2,946       (81)    (2.7)        3,027      5,930       112        1.9     5,818
     Industrial                       3,197      (164)    (4.9)        3,361      6,202      (145)      (2.3)    6,347
     Governmental                       317       (21)    (6.2)          338        660        (3)      (0.5)      663
                                 ----------------------            -------------------------------           ----------
         Total   retail   energy      9,512      (476)    (4.8)        9,988     20,431       356        1.8    20,075
     sales
     Wholesale                        3,301      (194)    (5.6)        3,495      7,920     1,094       16.0     6,826
     Unbilled                           396       (35)      -            431        (84)     (329)         -       245
                                 ----------------------            -------------------------------           ----------
         Total mWh sales             13,209      (705)    (5.1)       13,914     28,267     1,121        4.1    27,146
     ------------------------------------------------------------------------------------------------------------------

     Second Quarter of 2003 Compared to Second Quarter of 2002

     Unfavorable weather accounted for a revenue decline of $34.1 million, with the average cooling degree days declining 37% when comparing the second quarter of 2003 to the second quarter of 2002. Retail customer growth and usage, excluding the impact of weather, accounted for $18.1 million of additional revenue in the second quarter of 2003 as compared to the second quarter of 2002, with 22,364 additional retail customers during the second quarter of 2003 as compared to 2002.

     Operation and maintenance costs were $210.3 million for the second quarter of 2003, which represents a $16.4 million increase compared to the second quarter of 2002. A planned nuclear outage at the Harris plant during 2003 accounted for $15.1 million of this increase.

     Depreciation and amortization expense was $141.8 million for the second quarter of 2003, which represents an $8.3 million increase compared to the second quarter of 2002. This increase in depreciation and amortization expense results from $33.5 million in clean air amortization expensed during the second quarter of 2003 and a $7.0 million increase related to additional plant in service. These increases are partially offset by a $16.7 million reduction in accelerated nuclear amortization and the $13.6 million decrease in depreciation expense related to the ongoing effects of SFAS No. 143 in the North Carolina retail jurisdiction, as previously discussed under "REGULATED ELECTRIC SEGMENTS." The clean air legislation allows flexibility in the recognition of the clean air amortization, with a maximum of $174 million per year. The Company currently plans to amortize approximately $100 million of clean air costs in 2003. An NCUC order allowed the reduction in the accelerated nuclear amortization and extended the recovery time.

     Other income and expense was $6.9 million of expense for the second quarter of 2003 compared to $8.6 million of income during the second quarter of 2002. The primary driver of the unfavorability was $9.4 million of losses on limited partnership investment funds recorded during the second quarter of 2003.

     Interest expense was $47.7 million for the second quarter of 2003, which represents a $5.8 million decrease compared to the same period in 2002. This decrease was due to both a decrease in average outstanding debt and a slightly lower interest rate.

     Income tax expense was $40.0 million for the second quarter of 2003 as compared to $32.7 million for the second quarter of 2002. This variance is due to a $22.8 million lower tax benefit reallocation in the second quarter of 2003 compared to the same period in 2002, partially offset by the tax impact of changes in pre-tax income.

     First Half of 2003 Compared to First Half of 2002

     Favorable wholesale revenues are the primary driver of the revenue increase for the first half of 2003 compared to 2002. This favorability is attributable to weather-related sales of energy to the Northeastern United States markets during the first half of 2003. For its retail customers, mild weather in North and South Carolina during the second quarter of 2003 more than offset the favorable impact of cold weather experienced in the first quarter of 2003. Retail customer growth has increased during the first half of 2003 when compared to 2002, with residential and commercial customer growth of two percent.

     Operation and maintenance costs increased $12.9 million compared to operation and maintenance costs of $387.3 million for the first half of 2002, primarily due to $10.4 million of storm costs in the first quarter of 2003 and $16.7 million of costs associated with a planned nuclear outage in the second quarter of 2003. These costs were partially offset by a decrease in operation and maintenance expense of $15.9 million related to the previously discussed reallocation of prior years' Service Company costs, as required by the SEC.

     Depreciation and amortization expense increased $5.8 million compared to depreciation and amortization expense of $278.4 million for the first half of 2002. This increase results from $53.5 million of clean air amortization in 2003 and $10.4 million of depreciation on additional assets placed into service. These increases are partially offset by a $41.6 million reduction in accelerated nuclear amortization and the $13.6 million decrease in depreciation related to the ongoing effects of SFAS No. 143 in the North Carolina retail jurisdiction, all of which are discussed previously.

     Other income and expense was $7.5 million of expense for the first half of 2003 compared to $6.9 million of income during the first half of 2002. The primary driver of the unfavorability was $9.4 million of losses on limited partnership investment funds recorded during the second quarter of 2003.

     Interest expense was $96.1 million for the first half of 2003, which represents a decrease of $15.9 million. This decrease was due to both a decrease in average outstanding debt and a slightly lower interest rate.

     Income tax expense was $110.1 million for the first half of 2003 as compared to $80.0 million for the first half of 2002. This variance is due to the tax impact of changes in pre-tax income and a $17.3 million lower tax benefit reallocation in the first half of 2003 compared to the same period in 2002.

     PROGRESS ENERGY FLORIDA

     PEF contributed earnings for common stock of $61.4 million and $76.8 million in the second quarter of 2003 and 2002, respectively, and $132.1 million and $134.5 million in the first half of 2003 and 2002, respectively. These decreases are primarily attributed to impacts of the 2002 rate case and are partially offset by favorable retail customer growth and usage and the impact of the tax benefit reallocation, previously discussed.

     In March 2002, PEF settled a rate case which provided for a one-time retroactive rate refund, decreased future retail rates by 9.25% (effective May 1, 2002), provided for lower depreciation and amortization, provided for increases in certain service revenue rates and provided for revenue sharing with the retail customers if certain revenue thresholds were met. The impacts of the settlement agreement are included below.

     PEF's electric revenues for the second quarter and first half of 2003 and 2002 and the amount and percentage change by quarter and by customer class are as follows:

     ------------------------------------------------------------------------------------------------------------------
     (in millions of $)                  Three Months Ended June 30,                     Six Months Ended June 30,
     ------------------------------------------------------------------------------------------------------------------
     Customer Class                 2003      Change     % Change    2002       2003     Change    % Change    2002
     ------------------------------------------------------------------------------------------------------------------
     Residential                    $ 413.5     $ 17.9     4.5       $ 395.6  $   798.5    $ 23.7       3.1  $   774.8
     Commercial                       192.1        8.7     4.7         183.4      342.5      (7.7)     (2.2)     350.2
     Industrial                        56.1        1.0     1.8          55.1      103.5      (1.6)     (1.5)     105.1
     Governmental                      45.8        2.3     5.3          43.5       83.8       0.3       0.4       83.5
     Retroactive rate refund              -          -      -              -          -      35.0     100.0      (35.0)
     Revenue sharing/rate
      refund                          (28.1)     (28.1)     -              -      (28.1)    (28.1)        -         -
                                 ----------------------            -------------------------------           ----------
         Total retail revenues        679.4        1.8     0.3         677.6    1,300.2      21.6       1.7    1,278.6
     Wholesale                         49.8       (6.0)  (10.8)         55.8      121.1      12.8      11.8      108.3
     Unbilled                           7.3        1.9      -            5.4        6.6      (5.2)        -       11.8
     Miscellaneous                     30.0        2.9    10.7          27.1       67.1      13.4      25.0       53.7
                                 ----------------------            -------------------------------           ----------
         Total electric revenues    $ 766.5     $  0.6     0.1       $ 765.9  $ 1,495.0    $ 42.6       2.9  $ 1,452.4
     ------------------------------------------------------------------------------------------------------------------

     PEF's electric energy sales for the second quarter and first half of 2003 and 2002 and the amount and percentage change by quarter and by customer class are as follows:

     ------------------------------------------------------------------------------------------------------------------
     (in thousands of mWh)                Three Months Ended June 30,                     Six Months Ended June 30,
     ------------------------------------------------------------------------------------------------------------------
     Customer Class                 2003      Change     % Change    2002       2003     Change    % Change    2002
     ------------------------------------------------------------------------------------------------------------------
     Residential                      4,703        188     4.2         4,515      9,256       681        7.9     8,575
     Commercial                       2,951         94     3.3         2,857      5,393        80        1.5     5,313
     Industrial                       1,008         14     1.4           994      1,924        48        2.6     1,876
     Governmental                       726         11     1.5           715      1,383        48        3.6     1,335
                                 ----------------------            -------------------------------           ----------
         Total retail energy sales    9,388        307     3.4         9,081     17,956       857        5.0    17,099
     sales
     Wholesale                          890        (86)   (8.8)          976      2,166       210       10.7     1,956
     Unbilled                           498         55      -            443        553        79          -       474
                                 ----------------------            -------------------------------           ----------
         Total mWh sales             10,776        276     2.6        10,500     20,675     1,146        5.9    19,529
     ------------------------------------------------------------------------------------------------------------------

     Second Quarter of 2003 Compared to Second Quarter of 2002

     Retail revenues, excluding fuel revenues of $286.3 million and $259.8 million for the second quarter of 2003 and 2002, respectively, decreased as a result of the impact of the final resolution of the revenue sharing provisions in the 2002 rate settlement agreement. Fuel revenues increased compared to the prior year primarily due to increased generation. On July 9, 2003, the FPSC issued an order that required PEF to refund an additional $18.4 million related to 2002 revenue sharing. In the second quarter of 2003, PEF also recorded an additional accrual of $9.5 million related to estimated 2003 revenue sharing. This accrual will be reviewed and adjusted, if necessary, on a quarterly basis. Revenues were further reduced due to the impact of the 9.25% rate reduction that went into effect in May 2002, as part of the settlement agreement.

     These decreases were partially offset by additional retail revenues of $11.4 million related to customer growth and usage.

     Operation and maintenance costs increased $0.6 million, compared to the $153.3 million incurred during the second quarter of 2002. A decrease in the pension credit of $5.4 million, due to continued weak market performance, is offset by lower spending by PEF's business units.

     Income tax expense was $28.0 million for the second quarter of 2003, compared to $45.6 million during the second quarter of 2002. Fluctuations in income tax expense result from the tax benefit reallocation, discussed previously, and changes in pre-tax income.

     First Half of 2003 Compared to First Half of 2002

     Retail revenues, excluding fuel revenues of $529.3 million and $498.1 million for the first half of 2003 and 2002, respectively, decreased due to the impact of the 9.25% rate reduction, 2002 revenue sharing resolution, and the 2003 revenue sharing accrual, all of which are discussed previously. Partially offsetting these items was the absence of the impact of the $35.0 million rate refund that was recognized in 2002 as part of the settlement agreement.

     Strong customer growth and usage and favorable weather positively impacted revenues in 2003. The average number of customers during the first half of the year increased by approximately 34,000 or 2.3% in 2003 as compared to the same period in 2002.

     Operation and maintenance costs increased $8.1 million, compared to the $286.6 million incurred during the first half of 2002. The higher operation and maintenance costs were primarily due to a $10.7 million decrease in the pension credit.

     Income tax expense was $64.9 million for the first half of 2003, compared to $79.0 million during the first half of 2002. Fluctuations in income tax expense result from the tax benefit reallocation, discussed previously, and changes in pre-tax income.

     DIVERSIFIED BUSINESSES

     The Company's diversified businesses consist primarily of the Fuels segment, the CCO segment, the Rail segment, Progress Telecom and SRS. These businesses are explained in more detail below.

     Fuels

     The Fuels segment's operations include synthetic fuel operations, natural gas exploration and production, coal extraction and terminals operations. Fuels' results for the second quarter and first half of 2003 were impacted most significantly by the timing of synthetic fuel production and the increase in gas production.

     The following summarizes the net income of the Fuels segment for the second quarter and first half of 2003 and 2002.

     -------------------------------------------------------------------------------------------------------
                                                   Three Months Ended June 30,      Six Months Ended June 30,
     -------------------------------------------------------------------------------------------------------
     (in millions)                                      2003           2002          2003            2002
     -------------------------------------------------------------------------------------------------------
       Synthetic fuel operations                       $ 41.7         $ 44.3        $ 67.2          $ 83.1
       Gas production and coal fuel operations           11.1            1.1          16.3             1.6
       Other earnings (losses)                            1.0            1.3          (3.1)            3.6
                                               -------------------------------------------------------------
          Income from continuing operations            $ 53.8         $ 46.7        $ 80.4          $ 88.3
     -------------------------------------------------------------------------------------------------------

     Synthetic Fuel Operations

     The synthetic fuels operations generated net income of $41.7 million and $44.3 million in the second quarter of 2003 and 2002, respectively, and $67.2 million and $83.1 million in the first half of 2003 and 2002, respectively. The production and sale of synthetic fuel generate operating losses, but qualify for tax credits under Section 29 of the Code, which more than offset the effect of such losses. In late June 2003, the IRS announced that field auditors have raised questions associated with synthetic fuel manufactured at the Colona facility regarding the scientific validity of test procedures and results used to verify a significant chemical change, which is a requirement of the synthetic fuel program. The impact of this review on the Company's synthetic fuel tax credits previously taken or expected to be taken in the future cannot be predicted at this time. See the "OTHER MATTERS" section for a further discussion of the IRS review. The following summarizes the synthetic fuel operations for the second quarter and first half of 2003 and 2002.


     -------------------------------------------------------------------------------------------------------
                                                      Three Months Ended June 30,  Six Months Ended June 30,
     -------------------------------------------------------------------------------------------------------
     (in millions)                                        2003           2002         2003         2002
     -------------------------------------------------------------------------------------------------------
     Tons produced                                               2.9          3.4          4.9          6.4
                                                     -------------------------------------------------------

     Operating losses, excluding tax credits                 $ (36.4)     $ (46.9)     $ (63.5)     $ (92.0)
     Tax credits generated                                      78.1         91.2        130.7        175.1
                                                     -------------------------------------------------------
         Income from continuing operations                   $  41.7      $  44.3      $  67.2      $  83.1
     -------------------------------------------------------------------------------------------------------

     Total 2003 synthetic fuel sales as compared to 2002 decreased $2.6 million and $9.4 million for the second quarter and first half, respectively, primarily due to a change in the synthetic fuel production pattern for 2003. The Company anticipates total synthetic fuel production of approximately 12 million tons for 2003, which is comparable to 2002 production levels.

     Gas Production and Coal Fuel Operations

     Gas operations generated net income of $9.8 million and $0.9 million in the second quarter of 2003 and 2002, respectively, and of $14.7 million and $1.2 million in the first half of 2003 and 2002, respectively. The increase in production resulting from the acquisitions of Westchester Gas in 2002 and North Texas Gas in the first quarter of 2003 drove increased revenue and earnings. Although the Mesa operations continue to produce gas, no additional wells are being drilled at Mesa as various divestiture options are being explored. The following summarizes the gas revenues for the second quarter and first half of 2003 and 2002 by production facility.

     ---------------------------------------------------------------------------------------------------------
                                                Three Months Ended June 30,      Six Months Ended June 30,
     -------------------------------------------------------------------------------------------------------
     (in millions)                                      2003           2002          2003            2002
     -------------------------------------------------------------------------------------------------------
       Mesa                                            $  4.0          $ 3.5        $  8.7           $ 6.6
       Westchester Gas                                   13.4            1.6          28.6             1.6
       North Texas Gas                                   10.4              -          10.4               -
       Other                                              2.7            0.8           2.6             0.8
                                               -------------------------------------------------------------
          Total gas sales                              $ 30.5          $ 5.9        $ 50.3           $ 9.0
     -------------------------------------------------------------------------------------------------------

     Coal fuel operations and other operations within the Fuels segment have immaterial impacts on comparative earnings.

     COMPETITIVE COMMERCIAL OPERATIONS

     CCO generates and sells electricity to the wholesale market through nonregulated plants. These operations also include limited financial trading activities. The following summarizes the net income, sales and generating capacity of the nonregulated plants for the second quarter and first half of 2003 and 2002.

     --------------------------------------------------------------------------------------------------
                                                 Three Months Ended June 30,  Six Months Ended June 30,
     --------------------------------------------------------------------------------------------------
     (in millions except megawatts)                 2003           2002          2003         2002
     --------------------------------------------------------------------------------------------------
     Operating revenue                              $ 33.3         $ 23.9       $ 70.8       $ 32.9
     Income from continuing operations              $  2.4         $  6.7       $ 10.9       $  4.6
     Generation capacity (MW) - June 30              2,620          1,239        2,620        1,239
     --------------------------------------------------------------------------------------------------

     The second quarter increase in revenue is primarily due to increased contracted capacity and energy sales from additional plants with tolling agreements. The increase during the first half of 2003 in revenue and earnings is also related to a tolling agreement termination payment from Dynegy. The revenue increases related to higher volumes were partially offset by lower prices in the wholesale energy market, higher depreciation cost of $2.4 million related to the additional facilities and by increases in costs allocated from the Service Company of $2.1 million in accordance with the SEC audit.

     In the second quarter of 2003, PVI acquired from Williams Energy Marketing and Trading a full-requirements power supply agreement with Jackson Electric Membership Corp. (Jackson) in Georgia for $188 million.

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

     The 466-megawatt Rowan combined cycle unit and the 600-megawatt Washington combustion turbine facilities were completed and placed into service in June 2003. The Washington plant has a tolling agreement with LG&E Power Trading & Marketing through December 31, 2004. The 480-megawatt Effingham combined cycle facility is expected to be placed into service in August 2003 and will complete CCO's nonregulated build-out with a total capacity of 3,100 megawatts.

     Including the Jackson contract and the impact of the Dynegy contract termination, mentioned previously, the Company has contracts for 68%, 74% and 50% of planned production capacity for 2003 through 2005, respectively. The 2005 decline results from the expiration of four contracts. The Company continues to pursue opportunities with both current customers and other potential customers.

     Rail

     Rail's operations include railcar and locomotive repair, trackwork, rail parts reconditioning and sales, scrap metal recycling, railcar leasing and other rail related services. The Company intends to sell the assets of Railcar Ltd., a leasing subsidiary, in 2003 and has classified these assets as assets held for sale at June 30, 2003.

     Progress Rail contributed net income of $2.2 million and $2.9 million for the second quarter of 2003 and 2002, respectively, and a net loss of $1.2 million and net income of $2.2 million for the first half of 2003 and 2002, respectively. As a result of the SEC order, Rail incurred additional Service Company allocations of $1.2 and $6.9 million in the first quarter and first half of 2003, respectively. These increased costs were partially offset by improvements in the recycling business and reduced operating costs.

     An SEC order approving the merger of FPC requires the Company to divest Rail by November 30, 2003. The Company is pursuing alternatives, but does not expect to find the right divestiture opportunity by that date. Therefore, the Company has sought a three year extension from the SEC.

     Other Businesses Segment

     Progress Energy's Other segment primarily includes the operations of SRS, Progress Telecom and small nonregulated subsidiaries of PEC. Holding company operations and other corporate functions that have previously been included in the Other segment have been removed and are being reported separately. The segment contributed income from continuing operations of $1.2 million and a loss from continuing operations of $8.4 million in the second quarter of 2003 and 2002, respectively, and income from continuing operations of $1.9 million and a loss of $13.2 million in the first half of 2003 and 2002, respectively.

     The improvement in both the quarter and the half is related to Progress Telecom's lower depreciation charges resulting from the impairment of a significant portion of its assets in the third quarter of 2002. Additionally, SRS recognized a loss in the second quarter of 2002 related to the sale of certain portions of its operations.

     CORPORATE SERVICES

     Corporate Services includes the operations of the Holding Company, the Service Company, and consolidation entities, as summarized below (expenses are indicated by positive numbers).

     -------------------------------------------------------------------------------------------------------
                                              Three Months Ended June 30,      Six Months Ended June 30,
     -------------------------------------------------------------------------------------------------------
     (in millions)                                 2003         2002          2003              2002
     -------------------------------------------------------------------------------------------------------
       Interest expense                           $ 73.3     $  75.7         $ 144.3           $ 146.7
       Contingent value obligations                  1.7        (1.5)              -             (12.8)
       Tax reallocation                              9.3        30.0            18.6              30.0
       Tax levelization                              4.8        58.4            (5.4)             79.6
       Other income taxes                          (31.3)      (31.5)          (62.4)            (63.4)
       Other expenses                                1.2         3.5             5.1               7.6
                                             -----------------------------------------------------------
         Loss from continuing operations          $ 59.0     $ 134.6         $ 100.2           $ 187.7
     -------------------------------------------------------------------------------------------------------

     Progress Energy issued 98.6 million contingent value obligations (CVOs) in connection with the 2000 FPC acquisition. Each CVO represents the right to receive contingent payments based on the performance of four synthetic fuel facilities owned by Progress Energy. The payments, if any, are based on the net after-tax cash flows the facilities generate. At June 30, 2003 and 2002, the CVOs had fair market values of approximately $13.8 million and $29.1 million, respectively. Progress Energy recorded an unrealized loss of $1.7 million and unrealized gain of $1.5 million for the second quarter of

     2003 and 2002, respectively, to record the changes in fair value of the CVOs, which had average unit prices of $0.14 and $0.30 at June 30, 2003 and 2002, respectively. The CVO values at June 30, 2003 were unchanged from the January 1, 2003 values, thus requiring no recognition of an unrealized gain or loss in the first half. A $12.8 million unrealized gain was recorded for the first half of 2002.

     GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $4.8 million and $58.4 million for the second quarter of 2003 and 2002, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. Income tax expense was decreased by $5.4 million and increased $79.6 million for the first half of 2003 and 2002, respectively. The tax credits associated with the Company's synthetic fuel operations primarily drive the required levelization amount. Fluctuations in estimated annual earnings and tax credits can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

     DISCONTINUED OPERATIONS

     In the fourth quarter of 2002, the Company's Board of Directors approved the sale of NCNG to Piedmont Natural Gas Company, Inc. As a result of this action, the operating results of NCNG were reclassified to discontinued operations for all reportable periods. Progress Energy expects the sale to close during the third quarter of 2003 for net proceeds of approximately $400 million. An estimated loss on the sale of NCNG of $29.4 million was recognized in the fourth quarter of 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     Progress Energy, Inc.

     Statement of Cash Flows and Financing Activities

     Cash provided by operating activities increased $114.9 million for the six months ended June 30, 2003, when compared to the corresponding period in the prior year. The increase in cash from operating activities for the 2003 period is due to improved operating cash flow at PVI and Progress Fuels, which offset lower cash from operations at the utility operations.

     Net cash used in investing activities decreased $137.9 million for the six months ended June 30, 2003, when compared to the corresponding period in the prior year. The decrease in cash used in investing activities is primarily due to lower capital spending at PVI, which acquired generating assets from LG&E in February 2002 for approximately $350 million.

     During the first six months of 2003, $366.5 million was spent in diversified business property additions. This amount includes the acquisition of the natural gas reserves in February 2003 for $148 million. In addition to the $366.5 million spent on diversified business property additions, PVI also purchased a wholesale energy supply contract for approximately $190 million.

     The increase in operating cash flow and lower capital expenditures resulted in an increase of $253 million of net cash flow before common dividend payments and other financing activity for the six month period ending June 30, 2003 compared with the corresponding period for the prior year.

     On February 21, 2003, PEF issued $425 million of First Mortgage Bonds, 4.80% Series, Due March 1, 2013 and $225 million of First Mortgage Bonds, 5.90% Series, Due March 1, 2033. Proceeds from this issuance were used to repay the balance of its outstanding commercial paper, to refinance its secured and unsecured indebtedness, including PEF's First Mortgage Bonds 6.125% Series Due March 1, 2003, which were retired on March 1, 2003, and to redeem on March 24, 2003, the $150 million aggregate outstanding balance of its 8% First Mortgage Bonds due 2022 at 103.75% of the principal amount of such bonds.

     On April 1, 2003, PEF entered into a new $200 million 364-day credit agreement and a new $200 million three-year credit agreement, replacing its prior credit facilities (which had been a $90 million 364-day facility and a $200 million five-year facility). The new PEF credit facilities contain a defined maximum total debt to total capital ratio of 65%; as of June 30, 2003 the calculated ratio was 52.6%. The new credit facilities also contain a requirement that the ratio of EDITDA, as defined in the facilities, to interest expense to be at least 3 to 1; as of June 30, 2003 the calculated ratio was 8.7 to 1.

     Also on April 1, 2003, PEC reduced the size of its existing 364-day credit facility from $285 million to $165 million. The other terms of this facility were not changed. On July 30, 2003, PEC renewed its $165 million

     364-day credit agreement PEC's $285 million three-year credit agreement entered into in July 2002 remains in place, for total facilities of $450 million.

     On May 27, 2003, PEC redeemed $150 million of First Mortgage Bonds, 7.5% Series, Due March 1, 2023 at 103.22% of the principal amount of such bonds. PEC funded the redemption with commercial paper.

     In March 2003, Progress Genco Ventures, LLC (Genco), a wholly owned subsidiary of PVI, terminated its $50 million working capital credit facility. A related construction facility initially provided for Genco to draw up to $260 million. The amount outstanding under this facility is $241 million as of June 30, 2003. During the second quarter of 2003 Genco determined it did not need to make any additional draws under this facility. As a result of this decision, the drawn amount of $241 million will not increase.

     On July 14, 2003, PEC announced the redemption of $100 million of First Mortgage Bonds, 6.875% Series Due August 15, 2023 at 102.84%. The date of the redemption will be August 15, 2003. PEC will fund the redemption with commercial paper.

     For the three months ended June 30, 2003, the Company issued  approximately
     2.4 million shares representing approximately $98 million in proceeds from its Investor Plus Stock Purchase Plan and its employee benefit plans during the second quarter ended June 30, 2003. For the six months ended June 30, 2003, the Company has issued 4.2 million shares through these plans, resulting in $172 million of cash proceeds.

     Future Commitments

     The current portion of long-term debt of $1.1 billion includes $500 million of Progress Energy's 6.55% senior unsecured notes due March 1, 2004. The Company expects to have sufficient commercial paper capacity to retire this issue due to the proceeds from the sale of North Carolina Natural Gas
     (NCNG) in the summer of 2003. The proceeds from the sale of NCNG are expected to be approximately $400 million and will be used to reduce commercial paper. The current portion of long-term debt also includes $400 million of secured debt issued by PEC. These amounts are expected to be refinanced or retired through commercial paper, capital market transactions and with internal generation of funds.

     As of June 30, 2003, Progress Energy's guarantees were approximately $1 billion, up from approximately $785 million as of March 31, 2003. The increase is due primarily to a $285 million performance guarantee associated with the purchase of a wholesale power supply contract, as discussed previously.

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

     The Plan provides that all retail base revenues between the established threshold and cap will be shared on a 2/3 - 1/3, customer/shareholder basis. All retail base rate revenues above the retail base rate revenue caps established for each year will be refunded 100% to retail customers on an annual basis. For 2002, the refund to customers was limited to 67.1% of the retail base rate revenues that exceeded the 2002 cap. The retail base revenue cap for 2003 is $1.393 billion and will increase $37 million each year thereafter. As of December 31, 2002, $4.7 million was accrued and was refunded to customers in March 2003. On February 24, 2003, the parties to the Agreement filed a motion seeking an order from the FPSC to enforce the Agreement. In this motion, the parties disputed PEF's calculation of retail revenue subject to refund and contended that the refund should have been approximately $23 million. On July 9, 2003, the FPSC ruled that PEF must provide an additional $18.4 million to its retail customers related to the 2002 revenue sharing calculation. PEF recorded this refund in the second quarter 2003 as a charge against electric operating revenue and will refund this amount by no later than October 31, 2003. In the second quarter of 2003, PEF also recorded an additional accrual of $9.5 million related to estimated 2003 revenue sharing.

     Synthetic Fuels Tax Credits

     Progress Energy, through its subsidiaries, produces synthetic fuel from coal fines. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section
     29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. Any synthetic fuel tax credit amounts not utilized are carried forward indefinitely. All of Progress Energy's synthetic fuel facilities have received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. These tax credits are subject to review by the IRS, and if Progress Energy fails to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows. Additionally, the ability to use tax credits currently being carried forward could be denied. Total Section 29 credits generated to date (including FPC prior to its acquisition by the Company) are approximately $1.028 billion, of which $445.6 million have been used and $582.4 million are being carried forward as of June 30, 2003.

     One synthetic fuel entity, Colona Synfuel Limited Partnership, L.L.L.P. (Colona), from which the Company (and FPC prior to its acquisition by the Company) has been allocated approximately $273.1 million in tax credits to date, is being audited by the IRS. The audit of Colona was expected. The Company is audited regularly in the normal course of business, as are most similarly situated companies.

     In September 2002, all of the Company's majority-owned synthetic fuel entities, including Colona, were accepted into the IRS Prefiling Agreement
     (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues. Either the Company or the IRS can withdraw from the program, and issues not resolved through the program may proceed to the next level of the IRS exam process.

     In late June 2003, the Company was informed that IRS field auditors have raised questions regarding the chemical change associated with coal-based synthetic fuel manufactured at its Colona facility and the testing process by which the chemical change is verified. (The questions arose in connection with the Company's participation in the PFA program.) The chemical change and the associated testing process were described as part of the PLR request for Colona. Based upon that application, the IRS ruled in Colona's PLR that the synthetic fuel produced at Colona undergoes a significant chemical change and thus qualifies for tax credits under
     Section 29 of the Internal Revenue Code. While the IRS has announced that they may revoke PLRs if test procedures and results do not demonstrate that a significant chemical change has occurred, based on the information received to date, the Company does not believe the issues warrant reversal by the IRS National Office of its prior position in the Colona PLR.

     The information provided by the IRS field auditors addresses only Progress Energy's Colona facility. The Company, however, applies essentially the same chemical process and uses the same independent laboratories to confirm chemical change in the synthetic fuel manufactured at each of its four other facilities. The independent laboratories used by the Company to determine significant chemical change are the leading experts in their field and are used by many other industry participants. The Company believes that the laboratories' work and the chemical change process are consistent with the bases upon which its PLRs were issued.

     The Company is working to resolve this matter as quickly as possible. At this time, the Company cannot predict how long the IRS process will take; however, the Company intends to continue working cooperatively with the IRS. The Company firmly believes that it is operating the Colona facility and its other plants in compliance with its PLRs and Section 29 of the Internal Revenue Code. Accordingly, the Company has no current plans to alter its synthetic fuel production schedules as a result of these matters.

     In addition, the Company has retained an advisor to assist in selling an interest in one or more synthetic fuel entities. The Company is pursuing the sale of a portion of its synthetic fuel production capacity that is underutilized due to limits on the amount of credits that can be generated and utilized by the Company. The Company would expect to retain an ownership interest and to operate any sold facility for a management fee. However, the IRS has suspended issuance of PLRs relating to synthetic fuel production (typically a closing condition to the sale of an interest in a synthetic fuel entity). Unless that suspension on new PLRs is lifted, it will be difficult to consummate the successful sale of interests in the Company's synthetic fuel facilities. The Company cannot predict when or if the IRS will recommence issuing such PLRs. The final outcome and timing of the Company's efforts to sell interests in synthetic fuel facilities is uncertain and while the Company cannot predict the outcome of this matter, the outcome is not expected to have a material effect on the consolidated financial position, cash flows or results of operations.

     Nuclear Matters

     The Shearon Harris Nuclear Plant in New Hill, North Carolina completed a successful refueling outage on May 18, 2003, when the unit was returned to service.

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

     In April 2003, the STP Nuclear Operating Company, an unaffiliated entity, notified the NRC of a potential leak indication on the bottom head of the reactor vessel of one of its units. The Company is continuing to monitor this development for applicability to our plants and will take appropriate action if and when necessary.

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

     Franchise Litigation

     Six cities, with a total of approximately 49,000 customers, have sued PEF in various circuit courts in Florida. As discussed below, two of the six cities, with a total of approximately 21,000 customers, have subsequently settled their lawsuits with PEF and signed new, 30-year franchise agreements. The lawsuits principally seek 1) a declaratory judgment that the cities have the right to purchase PEF's electric distribution system located within the municipal boundaries of the cities, 2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and 3) injunctive relief requiring PEF to continue to collect from PEF's customers and remit to the cities, franchise fees during the pending litigation, and as long as PEF continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which PEF had agreed to collect such fees. Five circuit courts have entered orders requiring arbitration to establish the purchase price of PEF's electric distribution system within five cities. Two appellate courts have upheld these circuit court decisions and authorized cities to determine the value of PEF's electric distribution system within the cities through arbitration. To date, no city has attempted to actually exercise the option to purchase any portion of PEF's electric distribution system. Arbitration in one of the cases (the City of Casselberry) was held in August 2002 and an award was issued in October 2002 setting the value of PEF's distribution system within that city at approximately $22 million. On April 2, 2003, PEF filed a rate filing with the FERC to recover $10.6 million in stranded costs from the City of Casselberry in the event the City ultimately chooses and is allowed to form a municipal electric utility. PEF's rate filing has been abated pending settlement discussions between the parties. On July 28, the City approved a settlement agreement and a new, 30-year franchise agreement with PEF. The settlement resolves all pending litigation with that city. A second arbitration (with the City of Winter Park) was completed in February 2003. That arbitration panel issued an award on May 29, 2003 setting the value of PEF's distribution system within the City of Winter Park at approximately $31.5 million, not including separation and reintegration and construction work in progress, which could add several million dollars to the award. The panel also awarded PEF approximately $10.7 million in stranded costs. The City of Winter Park has scheduled a September 9, 2003 referendum where citizens will decide whether to issue bonds of up to approximately $50 million to acquire PEF's electric distribution system. At this time, whether and when there will be further proceedings regarding the City of Winter Park cannot be determined. A third arbitration (with the Town of Belleair) was completed on June 16, 2003. A decision from the arbitration panel has not yet been issued in that case. A fourth arbitration (with the City of Apopka) has been scheduled for January 2004. On August 4, 2003, the City of Longwood approved a 30-year franchise and a settlement agreement with PEF, which will resolve all pending litigation with the City of Longwood. Arbitration in the remaining city's litigation (the City of Edgewood) has not yet been scheduled.

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

     RESULTS OF OPERATIONS

     The results of operations for the PEC Electric segment are identical between PEC and Progress Energy. The results of operations for PEC's non-utility subsidiaries for the six months ended June 30, 2003 and 2002 are not material to PEC's consolidated financial statements.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities increased $61 million for the six months ended June 30, 2003, when compared to the corresponding period in the prior year. The increase was caused primarily by changes in working capital.

     Cash used in investing activities increased approximately $150 million for the six months ended June 30, 2003, when compared to the corresponding period in the prior year. The increase was mostly due to $244 million in cash proceeds received during the second quarter of 2002 for the sale of generating assets to Progress Ventures during the first quarter of 2002. The sales proceeds were offset by a decrease in construction spending. During the first six months of 2003, $322 million was spent on PEC's construction program, nuclear fuel additions and contributions to its nuclear decommissioning fund. This amount was approximately $80 million less than the corresponding period last year. The decrease was due to lower construction expenditures associated with generation assets transferred to PVI during 2002.

     As of June 30, 2003, PEC's liquidity, contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2002 Annual Report on Form 10-K, as amended.

     On April 1, 2003, PEC reduced the size of its existing 364-day credit facility from $285 million to $165 million. The other terms of this facility were not changed. On July 30, 2003, PEC renewed its $165 million 364-day credit agreement PEC's $285 million three-year credit agreement entered into in July 2002 remains in place, for total facilities of $450 million.

     On May 27, 2003, PEC redeemed $150 million of First Mortgage Bonds, 7.5% Series, Due March 1, 2023 at 103.22% of the principal amount of such bonds. PEC funded the redemption with commercial paper.

     On July 14, 2003, PEC announced the redemption of $100 million of First Mortgage Bonds, 6.875% Series Due August 15, 2023 at 102.84%. The date of the redemption will be August 15, 2003 and the redemption will be funded by PEC with commercial paper.

     The current portion of long-term debt includes $400 million of secured debt issued by PEC. The current portion of long-term debt is expected to be refinanced or retired through commercial paper, capital market transactions and internal generation of funds.

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

     In March, April and June of 2003, PEC entered into treasury rate locks to hedge its exposure to interest rates with regard to a future issuance of debt. These agreements have a computational period of ten years and are designated as cash flow hedges for accounting purposes. The agreements have a total notional amount of $60 million.

     Effective March 24, 2003, PEF redeemed $150 million of First Mortgage Bonds, 8% Series, Due December 1, 2022 at 103.75% of the principle amount of such bonds.

     The exposure to changes in interest rates from the Company's fixed rate and variable rate long-term debt at June 30, 2003 has changed from December 31, 2002. The total fixed rate long-term debt at June 30, 2003 was $9.27 billion, with an average interest rate of 6.70% and fair market value of $10.68 billion. The total variable rate long-term debt at June 30, 2003, was $1.10 billion, with an average interest rate of 1.41% and fair market value of $1.11 billion.

     The exposure to changes in interest rates from the Company's commercial paper and FPC mandatorily redeemable securities of trust at June 30, 2003, was not materially different than at December 31, 2002.

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

     In March, April and June of 2003, PEC entered into treasury rate locks to hedge its exposure to interest rates with regard to a future issuance of debt. These agreements have a computational period of ten years and are designated as cash flow hedges for accounting purposes.

     The exposure to changes in interest rates from the PEC's fixed rate long-term debt, variable rate long-term debt and commercial paper at June 30, 2003 was not materially different than at December 31, 2002.

Item 4.  Controls and Procedures

     Progress Energy, Inc.

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Progress Energy carried out an evaluation, with the participation of Progress Energy's management, including Progress Energy's Chairman and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of Progress Energy's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Progress Energy's Chairman and Chief Executive Officer, and Chief Financial Officer concluded that Progress Energy's disclosure controls and procedures are effective in timely alerting them to material information relating to Progress Energy (including its consolidated subsidiaries) required to be included in Progress Energy's periodic SEC filings. There has been no change in Progress Energy's internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Progress Energy's internal control over financial reporting.

     Progress Energy Carolinas, Inc.

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, PEC carried out an evaluation, with the participation of PEC's management, including PEC's Chairman and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of PEC's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, PEC's Chairman and Chief Executive Officer, and Chief Financial Officer concluded that PEC's disclosure controls and procedures are effective in timely alerting them to material information relating to PEC (including its consolidated subsidiaries) required to be included in PEC's periodic SEC filings. There has been no change in PEC's internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, PEC's internal control over financial reporting.

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

The Company has reviewed the District's earlier pleadings against SRS and believes that those claims are not meritorious. SRS filed its answer to the new pleadings on April 14, 2003. The Company has reviewed the new pleadings and the Company believes that the new claims are not meritorious. The Company has filed responsive pleadings denying the allegations, and the discovery process is underway. SRS, the Company and Progress Energy Solutions, Inc. will vigorously defend and litigate all of these claims. The Company cannot predict the outcome of this matter, but the Company believes that it and its subsidiaries have good defenses to all claims asserted by both the District and the City.

Item 4.   Submission of Matters to a Vote of Security Holders

Progress Energy, Inc.

(a) The Annual Meeting of the Shareholders of Progress Energy, Inc. was held on May 14, 2003.

(b) The meeting involved the election of five Class II directors to serve for three-year terms. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees as listed below, and all nominees were elected.

(c)  Results of matters voted on were as follows:

Election of Directors

Class II                   Votes For                        Votes Withheld
(Term Expiring in 2006)

Edwin B. Borden            193,007,893                        4,613,431
James E. Bostic, Jr.       192,204,838                        5,416,487
David L. Burner            192,182,065                        5,439,259
Richard L. Daugherty       192,186,613                        5,434,712
Richard A. Nunis           193,138,277                        4,483,047

Shareholder Proposals

The shareholder proposal requesting that the Board adopt a policy requiring that all stock option grants to senior executives be performance-based was presented, but was not approved by the shareholders.

The number of shares voted for the proposal was 32,819,916.
The number of shares voted against the proposal was  129,021,383.
The number of abstaining votes was 4,662,102.
The delivered not voted total was 31,157,923.

The shareholder proposal requesting that the Board establish a policy of expensing stock options on its annual income statement was presented, but was not approved by the shareholders.

The number of shares voted for the proposal was 72,431,261.
The number of shares voted against the proposal was  88,376,736
The number of  abstaining  votes was 5,655,400.
The delivered not voted total was 31,157,926.

Carolina Power & Light Company,  doing  business as Progress  Energy  Carolinas,
Inc.

(a) The Annual Meeting of the Shareholders of Carolina Power & Light Company was held on May 14, 2003.

(b) The meeting involved the election of five Class II directors to serve three-year terms. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees as listed below, and all nominees were elected.

(c)  The total votes for the election of directors were as follows:

Class II                     Votes For                    Votes Withheld
(Term Expiring in 2006)

Edwin B. Borden            159,941,669                        1,470
James E. Bostic, Jr.       159,941,819                        1,320
David L. Burner            159,941,802                        1,339
Richard L. Daugherty       159,941,826                        1,313
Richard A. Nunis           159,941,437                        1,702

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit                                                                         Progress            Progress Energy
     Number                                 Description                            Energy, Inc.          Carolinas, Inc.
     ------                                 -----------                            ------------          ---------------

      10(i)          Amended and Restated  Progress Energy,  Inc.  Restoration          X                       X
                     Retirement Plan, effective as of July 10, 2002

     10(ii)          Progress Energy,  Inc.  Non-Employee  Director Stock Unit          X                       X
                     Plan, amended and restated effective July 10, 2002

     10(iii)         Amended  and  Restated   Supplemental   Senior  Executive          X                       X
                     Retirement  Plan  of  Progress  Energy,  Inc.,  effective
                     January 1, 1984 (As last amended effective July 10, 2002)

     10(iv)          Amended   Management   Incentive   Compensation  Plan  of          X                       X
                     Progress Energy, Inc., as amended January 1, 2003


      10(v)          Amendment and Restatement,  dated as of July 30, 2003, to                                  X
                     the 364-Day  Revolving  Credit  Agreement  among Carolina
                     Power & Light Company (d/b/a Progress  Energy  Carolinas,
                     Inc.) and certain Lenders

      31(a)          Certifications   pursuant   to   Section   302   of   the          X                       X
                     Sarbanes-Oxley   Act  of  2002  -   Chairman   and  Chief
                     Executive Officer

      31(b)          Certifications   pursuant   to   Section   302   of   the          X                       X
                     Sarbanes-Oxley  Act of 2002 -  Executive  Vice  President
                     and Chief Financial Officer

      32(a)          Certifications   pursuant   to   Section   906   of   the          X                       X
                     Sarbanes-Oxley   Act  of  2002  -   Chairman   and  Chief
                     Executive Officer

      32(b)          Certifications   pursuant   to   Section   906   of   the          X                       X
                     Sarbanes-Oxley  Act of 2002 -  Executive  Vice  President
                     and Chief Financial Officer

(b)  Reports on Form 8-K since the beginning of the quarter:

     Progress Energy, Inc.

                       Financial
         Item          Statements
       Reported         Included             Date of Event          Date Filed

          5                No                 April 1, 2003        April 1, 2003
        9, 12             Yes                April 23, 2003       April 23, 2003
         7, 9              No                April 30, 2003       April 30, 2003
          9                No                  May 30, 2003         May 30, 2003
         7, 9              No                  May 30, 2003        June 11, 2003
          5                No                 June 24, 2003        June 24, 2003
        9, 12             Yes                 July 23, 2003        July 23, 2003


     Carolina Power & Light Company
     d/b/a Progress Energy Carolinas, Inc.

                       Financial
         Item          Statements
       Reported         Included             Date of Event          Date Filed

          5                No                 April 1, 2003        April 1, 2003
        9, 12             Yes                April 23, 2003       April 23, 2003
        9, 12             Yes                 July 23, 2003        July 23, 2003

                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PROGRESS ENERGY, INC.
                                    CAROLINA POWER & LIGHT COMPANY
Date: August 11, 2003               (Registrants)

                                    By: /s/ Peter M. Scott III
                                    -------------------------------
                                    Peter M. Scott III
                                    Executive Vice President and
                                    Chief Financial Officer

                                    By: /s/ Robert H. Bazemore, Jr.
                                    -------------------------------
                                    Robert H. Bazemore, Jr.
                                    Vice President and Controller
                                    Chief Accounting Officer