Form 10-Q
period 2003-09-30
CAROLINA POWER & LIGHT CO; PROGRESS ENERGY INC
filed 2003-11-12
CIK 17797, 1094093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from        to        .
                                              ------    -------

Commission           Exact name of registrants as specified in their charters, state of           I.R.S. Employer
File Number      incorporation, address of principal executive offices, and telephone number   Identification Number

  1-15929                                   Progress Energy, Inc.                                   56-2155481
                                        410 South Wilmington Street
                                     Raleigh, North Carolina 27601-1748
                                         Telephone: (919) 546-6111
                                   State of Incorporation: North Carolina



  1-3382                               Carolina Power & Light Company                               56-0165465
                                    d/b/a Progress Energy Carolinas, Inc.
                                        410 South Wilmington Street
                                     Raleigh, North Carolina 27601-1748
                                         Telephone: (919) 546-6111
                                   State of Incorporation: North Carolina


                                      NONE
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether Progress Energy, Inc. (Progress Energy) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Indicate by check mark whether Carolina Power & Light Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

This combined Form 10-Q is filed separately by two registrants: Progress Energy and Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC). Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date. As of October 31, 2003, each registrant had the following shares of common stock outstanding:

  Registrant                 Description                           Shares
Progress Energy    Common Stock (Without Par Value)              245,065,096
PEC                Common Stock (Without Par Value)       159,608,055 (all of which
                                                      were held by Progress Energy, Inc.)

            PROGRESS ENERGY, INC. AND PROGRESS ENERGY CAROLINAS, INC.
              FORM 10-Q - For the Quarter Ended September 30, 2003


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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                                GLOSSARY OF TERMS


The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

     TERM                        DEFINITION

AFUDC                       Allowance for funds used during construction
the Agreement               Stipulation and Settlement Agreement
APB No. 28                  Accounting Principles Board Opinion No. 28, "Interim Financial Reporting"
ARO                         Asset retirement obligation
Bcf                         Billion cubic feet
CCO                         Competitive Commercial Operations
the Code                    Internal Revenue Code
Colona                      Colona Synfuel Limited Partnership, L.L.L.P.
the Company                 Progress Energy, Inc. and subsidiaries
CPI                         Consumer Price Index
CR3                         Progress Energy Florida Inc.'s nuclear generating plant, Crystal River Unit No. 3
CVO                         Contingent value obligation
DIG                         Derivatives Implementation Group
DOE                         United States Department of Energy
Dt                          Dekatherm
DWM                         North Carolina Department of Environment and Natural Resources, Division of Waste
                            Management
EITF                        Emerging Issues Task Force
ENCNG                       Eastern North Carolina Natural Gas Company, formerly referred to as Eastern NC
EPA                         United States Environmental Protection Agency
FASB                        Financial Accounting Standards Board
FDEP                        Florida Department of Environment and Protection
Federal Circuit             United States Circuit Court of Appeals
FERC                        Federal Energy Regulatory Commission
FIN No. 46                  FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - An
                            Interpretation of ARB No. 51"
Florida Progress or FPC     Florida Progress Corporation
FPSC                        Florida Public Service Commission
Funding Corp.               Florida Progress Funding Corporation
GAAP                        Accounting principles generally accepted in the United States of America
Genco                       Progress Genco Ventures, LLC
IRS                         Internal Revenue Service
Jackson                     Jackson Electric Membership Corp.
MACT                        Maximum Available Control Technology
Mesa                        Mesa Hydrocarbons, LLC
MGP                         Manufactured gas plant
MW                          Megawatt
NCNG                        North Carolina Natural Gas Corporation
NCUC                        North Carolina Utilities Commission
NOx                         SIP Call EPA rule which requires 23 jurisdictions including North and South
                            Carolina and Georgia to further reduce nitrogen oxide emissions
NRC                         United States Nuclear Regulatory Commission
NSP                         Northern States Power
PCH                         Progress Capital Holdings, Inc.
PEC                         Progress Energy Carolinas, Inc., formerly referred to as Carolina Power & Light Company
PEF                         Progress Energy Florida, Inc., formerly referred to as Florida Power Corporation
PFA                         IRS Prefiling Agreement
the Plan                    Revenue Sharing Incentive Plan
PLRs                        Private Letter Rulings
Preferred Securities        FPC-obligated mandatorily redeemable preferred securities of FPC Capital I
Progress Energy             Progress Energy, Inc.
Progress Rail               Progress Rail Services Corporation
Progress Telecom            Progress Telecommunications Corporation



Progress Ventures           Business unit of Progress Energy primarily made up of nonregulated energy generation, gas, coal and synthetic fuel operations and energy marketing
PUHCA                       Public Utility Holding Company Act of 1935, as amended
PVI                         Legal entity of Progress Ventures, Inc., formerly referred to as CPL Energy Ventures, Inc.
PWR                         Pressurized water reactor
RAFT                        Railcar Asset Financing Trust
Rail                        Rail Services
RTO                         Regional Transmission Organization
SCPSC                       Public Service Commission of South Carolina
SEC                         United States Securities and Exchange Commission
Section 29                  Section 29 of the Internal Revenue Code
Section 42                  Section 42 of the Internal Revenue Code
Service Company             Progress Energy Service Company, LLC
SFAS No. 5                  Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies"
SFAS No. 71                 Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of
                            Certain Types of Regulation"
SFAS No. 131                Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
                            Enterprise and Related Information"
SFAS No. 133                Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and
                            Hedging Activities"
SFAS No. 142                Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible
                            Assets"
SFAS No. 143                Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement
                            Obligations"
SFAS No. 148                Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
                            Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123"
SFAS No. 149                Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on
                            Derivative Instruments and Hedging Activities"
SFAS No. 150                Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial
                            Instruments with Characteristics of Both Liabilities and Equity"
SMD NOPR                    Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination
                            through Open Access Transmission and Standard Market Design
SRS                         Strategic Resource Solutions Corporation
the Trust                   FPC Capital I Trust
Westchester                 Westchester Gas Company

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

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; the impact of recent events in the energy markets that have increased the level of public and regulatory scrutiny in the energy industry and in the capital markets; deregulation or restructuring in the electric industry that may result in increased competition and unrecovered (stranded) costs; the uncertainty regarding the timing, creation and structure of regional transmission organizations; weather conditions that directly influence the demand for electricity; recurring seasonal fluctuations in demand for electricity; fluctuations in the price of energy commodities and purchased power; economic fluctuations and the corresponding impact on the
Company's commercial and industrial customers; the ability of the Company's subsidiaries to pay upstream dividends or distributions to it; the impact on the facilities and the businesses of the Company from a terrorist attack; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the ability to successfully access capital markets on favorable terms; the impact that increases in leverage may have on the Company and PEC; the ability of the Company and PEC to maintain their current credit ratings; the impact of derivative contracts used in the normal course of business; the outcome of the IRS's audit and inquiry into the availability and use of Section 29 tax credits by synthetic fuel producers and the Company's continued ability to use Section 29 tax credits related to its coal and synthetic fuels businesses; the continued depressed state of the telecommunications industry and the Company's ability to realize future returns from Progress Telecommunications Corporation and Caronet, Inc.; the Company's ability to successfully integrate newly acquired assets, properties or businesses into its operations as quickly or as profitably as expected; the Company's ability to manage the risks involved with the operation of its nonregulated plants, including dependence on third parties and related counter-party risks, and a lack of operating history; the Company's ability to manage the risks associated with its energy marketing operations; and unanticipated changes in operating expenses and capital expenditures. Most of these risks similarly impact the Company's subsidiaries including PEC.

These and other risk factors are detailed from time to time in the Progress Energy and PEC SEC reports. Many, but not all of the factors that may impact actual results are discussed in the Risk Factors sections of Progress Energy's and PEC's annual report on Form 10-K for the year ended December 31, 2002, which were filed with the SEC on March 21, 2003, and PEC's Form 8-K filed on September 8, 2003. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond the control of Progress Energy and PEC. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Progress Energy and PEC.

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                              Progress Energy, Inc.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 2003

CONSOLIDATED STATEMENTS OF INCOME
                                                               Three Months Ended            Nine Months Ended
(Unaudited)                                                       September 30,                September 30,
----------------------------------------------------------------------------------------------------------------------

(In thousands except per share data)                          2003           2002            2003            2002
----------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Utility                                                 $ 1,914,004    $ 1,908,817     $ 5,150,678     $ 5,007,321
   Diversified business                                        526,762        403,562       1,418,800       1,103,707
----------------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                               2,440,766      2,312,379       6,569,478       6,111,028
----------------------------------------------------------------------------------------------------------------------
Operating Expenses
Utility
   Fuel used in electric generation                            488,607        448,960       1,293,561       1,185,769
   Purchased power                                             254,627        269,108         667,194         675,066
   Operation and maintenance                                   368,769        325,495       1,067,848       1,000,827
   Depreciation and amortization                               220,136        205,922         663,819         628,295
   Taxes other than on income                                  107,222        104,989         304,499         294,217
Diversified business
   Cost of sales                                               433,817        365,481       1,219,934       1,072,818
   Depreciation and amortization                                45,333         28,563         111,751          86,625
   Impairment of long-lived assets                                   -        304,986               -         304,986
   Other                                                        42,739         58,655         128,082         114,937
----------------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                             1,961,250      2,112,159       5,456,688       5,363,540
----------------------------------------------------------------------------------------------------------------------
Operating Income                                               479,516        200,220       1,112,790         747,488
----------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                               2,166          3,293           8,464          11,673
   Impairment of investments                                         -        (25,011)              -         (25,011)
   Other, net                                                   (3,067)        10,806         (14,950)         14,249
----------------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                              (901)       (10,912)         (6,486)            911
----------------------------------------------------------------------------------------------------------------------
Interest Charges
   Net interest charges                                        146,006        142,242         461,774         482,571
   Allowance for borrowed funds used during construction        (1,932)          (624)         (7,041)         (7,530)
----------------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                            144,074        141,618         454,733         475,041
----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Tax            334,541         47,690         651,571         273,358
Income Tax Benefit                                              (3,112)      (109,383)        (33,258)       (129,710)
----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                              337,653        157,073         684,829         403,068
Discontinued Operations, Net of Tax                            (18,691)        (5,139)         (4,888)          2,013
----------------------------------------------------------------------------------------------------------------------
Net Income                                                 $   318,962    $   151,934     $   679,941     $   405,081
----------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding                              239,025        216,079         236,183         214,700
----------------------------------------------------------------------------------------------------------------------
Basic Earnings per Common Share
    Income from Continuing Operations                           $ 1.42         $ 0.72          $ 2.90          $ 1.88
    Discontinued Operations, Net of Tax                        ($ 0.08)       ($ 0.01)        ($ 0.02)         $ 0.01
    Net Income                                                  $ 1.34         $ 0.71          $ 2.88          $ 1.89
----------------------------------------------------------------------------------------------------------------------
Diluted Earnings per Common Share
    Income from Continuing Operations                           $ 1.42         $ 0.71          $ 2.89          $ 1.87
    Discontinued Operations, Net of Tax                        ($ 0.08)       ($ 0.01)        ($ 0.02)         $ 0.01
    Net Income                                                  $ 1.34         $ 0.70          $ 2.87          $ 1.88
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Dividends Declared per Common Share                             $0.560         $0.545          $1.680          $1.635
----------------------------------------------------------------------------------------------------------------------

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.


Progress Energy, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share data)                                         September 30,           December 31,
Assets                                                                       2003                   2002
---------------------------------------------------------------------------------------------------------------
     Utility Plant
  Utility plant in service                                              $   21,198,711          $   20,152,787
  Accumulated depreciation                                                 (10,162,434)            (10,480,880)
---------------------------------------------------------------------------------------------------------------
     Utility plant in service, net                                          11,036,277               9,671,907
  Held for future use                                                           13,177                  15,109
  Construction work in progress                                                862,125                 752,336
  Nuclear fuel, net of amortization                                            219,574                 216,882
---------------------------------------------------------------------------------------------------------------
             Total Utility Plant, Net                                       12,131,153              10,656,234
---------------------------------------------------------------------------------------------------------------
     Current Assets
  Cash and cash equivalents                                                    100,146                  61,358
  Accounts receivable                                                          813,110                 737,369
  Unbilled accounts receivable                                                 190,867                 225,011
  Inventory                                                                    816,425                 875,485
  Deferred fuel cost                                                           327,213                 183,518
  Assets of discontinued operations                                                  -                 490,429
  Prepayments and other current assets                                         328,969                 260,804
---------------------------------------------------------------------------------------------------------------
             Total Current Assets                                            2,576,730               2,833,974
---------------------------------------------------------------------------------------------------------------
     Deferred Debits and Other Assets
  Regulatory assets                                                            649,956                 393,215
  Nuclear decommissioning trust funds                                          883,837                 796,844
  Diversified business property, net                                         2,147,456               1,884,271
  Miscellaneous other property and investments                                 446,026                 463,776
  Goodwill                                                                   3,719,327               3,719,327
  Prepaid pension costs                                                         52,575                  60,169
  Other assets and deferred debits                                             672,272                 517,182
---------------------------------------------------------------------------------------------------------------
             Total Deferred Debits and Other Assets                          8,571,449               7,834,784
---------------------------------------------------------------------------------------------------------------
           Total Assets                                                 $   23,279,332          $   21,324,992
---------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
---------------------------------------------------------------------------------------------------------------
Common Stock Equity
  Common stock without par value, 500,000,000 shares
      authorized, 244,929,214 and 237,992,513 shares
      issued and outstanding, respectively                              $    5,223,644          $    4,929,104
  Unearned ESOP common stock                                                   (88,734)               (101,560)
  Accumulated other comprehensive loss                                        (221,603)               (237,762)
  Retained earnings                                                          2,366,769               2,087,227
---------------------------------------------------------------------------------------------------------------
        Total Common Stock Equity                                            7,280,076               6,677,009
---------------------------------------------------------------------------------------------------------------
Preferred Stock of Subsidiaries-Not Subject to Mandatory Redemption             92,831                  92,831
Long-Term Debt                                                               9,760,671               9,747,293
---------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                17,133,578              16,517,133
---------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                            868,008                 275,397
  Accounts payable                                                             566,201                 677,197
  Income taxes accrued                                                         156,928                       -
  Interest accrued                                                             135,550                 220,400
  Dividends declared                                                           136,398                 132,232
  Short-term obligations                                                             -                 694,850
  Customer deposits                                                            167,755                 158,214
  Liabilities of discontinued operations                                             -                 124,767
  Other current liabilities                                                    453,366                 429,222
---------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                            2,484,206               2,712,279
---------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                            753,423                 932,813
  Accumulated deferred investment tax credits                                  194,037                 206,221
  Regulatory liabilities                                                       548,321                 119,766
  Asset retirement obligations                                               1,242,165                       -
  Other liabilities and deferred credits                                       923,602                 836,780
---------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                         3,661,548               2,095,580
---------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 15)
---------------------------------------------------------------------------------------------------------------
           Total Capitalization and Liabilities                         $   23,279,332          $   21,324,992
---------------------------------------------------------------------------------------------------------------

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.



Progress Energy, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                         Nine Months Ended
(Unaudited)                                                                                      September 30,
(In thousands)                                                                            2003                 2002
-----------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                            $   679,941         $  405,081
Adjustments to reconcile net income to net cash provided by operating activities:
      (Income) loss from discontinued operations                                            4,888             (2,013)
      Impairment of long-lived assets and investments                                           -            329,997
      Depreciation and amortization                                                       852,015            835,659
      Deferred income taxes                                                              (208,260)          (313,654)
      Investment tax credit                                                               (12,184)           (14,790)
      Deferred fuel credit                                                               (143,695)           (37,290)
      Net increase in accounts receivable                                                 (91,003)           (99,777)
      Net (increase) decrease in inventories                                               62,951            (25,930)
      Net (increase) decrease in prepayments and other current assets                      43,440            (28,377)
      Net increase in accounts payable                                                    (22,049)            59,184
      Net increase in income taxes, net                                                   140,450             162,213
      Net decrease in other current liabilities                                            18,776             (52,906)
      Other                                                                               109,805             74,330
-----------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                      1,435,075          1,291,727
-----------------------------------------------------------------------------------------------------------------------
Investing Activities
Gross utility property additions                                                         (759,374)          (771,309)
Diversified business property additions                                                  (475,992)          (455,102)
Nuclear fuel additions                                                                    (96,031)           (56,029)
Acquisition of businesses, net of cash                                                          -           (365,232)
Acquisition of intangibles                                                               (198,234)            (3,079)
Proceeds from sales of subsidiaries and investments                                       477,502             11,931
Other                                                                                     (37,364)           (94,861)
-----------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                        (1,089,493)        (1,733,681)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities
Issuance of common stock, net of issuance costs                                           283,846             31,916
Issuance of long-term debt, net of issuance costs                                       1,243,046          1,770,622
Net increase (decrease) in short-term indebtedness                                       (695,899)           117,953
Net decrease in cash provided by checks drawn in excess of bank balances                  (53,476)           (37,471)
Retirement of long-term debt                                                             (699,157)        (1,045,380)
Dividends paid on common stock                                                           (403,383)          (358,978)
Other                                                                                      18,457            (31,126)
-----------------------------------------------------------------------------------------------------------------------
           Net Cash (Used In) Provided by Financing Activities                           (306,566)           447,536
-----------------------------------------------------------------------------------------------------------------------
Cash Used in Discontinued Operations                                                         (228)              (640)
-----------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                                  38,788              4,942
Cash and Cash Equivalents at Beginning of the Period                                       61,358             53,708
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                        $   100,146         $   58,650
-----------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year -  interest (net of amount capitalized)                     $   516,081         $  540,512
                          -  income taxes (net of refunds)                            $    97,301         $  109,520

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

     Through its wholly-owned subsidiaries, PEC and PEF, the Company is engaged in the generation, purchase, transmission, distribution and sale of electricity primarily in portions of North Carolina, South Carolina and Florida. The Progress Ventures business unit consists of the Fuels and Competitive Commercial Operations (CCO) operating segments. The Fuels operating segment includes natural gas drilling and production, coal mining and synthetic fuels production. The CCO operating segment includes nonregulated generation and energy marketing activities. Through other business units, the Company engages in other nonregulated business areas, including energy management and related services, rail services and telecommunications. Progress Energy's legal structure is not currently aligned with the functional management and financial reporting of the Progress Ventures business unit. Whether, and when, the legal and functional structures will converge depends upon regulatory action, which cannot currently be anticipated.

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

     In accordance  with the provisions of Accounting  Principles  Board Opinion
     (APB) No. 28, "Interim Financial Reporting," GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was decreased by $35.4 million and $39.1 million for the three months ended
     September 30, 2003 and 2002, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. Income tax expense was decreased by $40.8 million and increased $40.5 million for the nine months ended September 30, 2003 and 2002, respectively.

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

2.   ACQUISITIONS

     During the first quarter of 2003, Progress Fuels Corporation, a wholly-owned subsidiary of Progress Energy, entered into three independent transactions to acquire approximately 162 natural gas-producing wells with proven reserves of approximately 180 billion cubic feet (Bcf) from Republic Energy, Inc. and two other privately-owned companies, all headquartered in Texas. The primary assets in the acquisitions have been contributed to Progress Fuels North Texas Gas, L.P., a wholly-owned subsidiary of Progress Fuels Corporation. The cash purchase price for the transactions totaled $148 million.

     On May 31, 2003, PVI acquired from Williams Energy Marketing and Trading, a subsidiary of the Williams Companies, Inc., a long-term full-requirements power supply agreement at fixed prices with Jackson Electric Membership Corp. (Jackson), for $188 million. See Note 7 for additional information.

3.   DIVESTITURES

     A. NCNG Divestiture

     On September 30, 2003, the Company completed the sale of North Carolina Natural Gas Corporation (NCNG) and the Company's equity investment in Eastern North Carolina Natural Gas Company (ENCNG) to Piedmont Natural Gas Company, Inc. Net proceeds from the sale were used to reduce debt.

     Based on net proceeds associated with the NCNG sale of $443.3 million, the Company recorded an after-tax loss of $8.9 million during the third quarter of 2003. In the fourth quarter of 2002, the Company recorded an estimated after-tax loss of $29.4 million. The Company anticipates adjustments to the loss on the divestiture during the fourth quarter of 2003 related to employee benefit settlements and the finalization of other operating estimates.

     The accompanying consolidated interim financial statements have been restated for all periods presented for the discontinued operations of NCNG. The net income of these operations is reported as discontinued operations in the Consolidated Statements of Income. Interest expense has been allocated to discontinued operations based on the net assets of NCNG, assuming a uniform debt-to-equity ratio across the Company's operations. Interest expense allocated for the three months ended September 30, 2003 and 2002 was $3.3 million and $3.9 million, respectively. Amounts allocated for the nine months ended September 30, 2003 and 2002 were $10.2 million and $11.9 million, respectively. The Company ceased recording depreciation upon classification of the assets as discontinued operations in the fourth quarter of 2002. After-tax depreciation expense recorded by NCNG during the three months ended September 30, 2002 was $3.1 million and during the nine months ended September 30, 2002 was $8.9 million. Results of discontinued operations were as follows:

                                                         Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
     (in thousands)                                    2003              2002              2003               2002
                                                  --------------     -------------    ---------------    --------------
     Revenues                                         $  59,348          $ 60,589          $ 284,389         $ 211,214
                                                  ==============     =============    ===============    ==============

     Earnings (loss) before income taxes              $ (16,108)         $ (6,527)         $   6,494         $   2,423
     Income tax expense (benefit)                        (6,313)           (1,388)             2,486               410
                                                  --------------     -------------    ---------------    --------------
     Net earnings (loss) from discontinued
          operations                                     (9,795)           (5,139)             4,008             2,013
                                                  --------------     -------------    ---------------    --------------
     Estimated loss on disposal of discontinued
          operations, including applicable income
          tax expense of $3,522                          (8,896)                 -            (8,896)                -
                                                  --------------     -------------    ---------------    --------------
     Earnings (loss) from discontinued operations     $ (18,691)         $ (5,139)         $  (4,888)        $   2,013
                                                  ==============     =============    ===============    ==============

     The major balance sheet classes included in assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2002 are as follows:


     (in thousands)
     Utility plant, net                                        $ 398,931
     Current assets                                               72,821
     Deferred debits and other assets                             18,677
                                                         ---------------
          Assets of discontinued operations                    $ 490,429
                                                         ===============

     Current liabilities                                       $  76,372
     Deferred credits and other liabilities                       48,395
                                                         ---------------
          Liabilities of discontinued operations               $ 124,767
                                                         ===============

     The sale of ENCNG resulted in net proceeds of $7.5 million and a pre-tax loss of $2.2 million, which is included in other, net on the Consolidated Statements of Income for the three and nine months ended September 30,
     2003. The Company's equity investment in ENCNG of $7.7 million as of December 31, 2002 is included in miscellaneous other property and investments in the Consolidated Balance Sheets.

     B. Mesa Hydrocarbons, Inc. Divestiture

     In September 2003, the Finance Committee as authorized by the Company's Board of Directors adopted a resolution approving the sale of certain gas producing properties owned by Mesa Hydrocarbons, LLC, a wholly-owned subsidiary of Progress Fuels Corporation, which is included in the Fuels segment. The $79.7 million book value of the assets to be sold has been grouped as assets held for sale and are included in other current assets on the accompanying Consolidated Balance Sheets as of September 30, 2003. The primary components of assets held for sale are oil and gas leases and wells.

     On October 1, 2003, the Company completed the sale of these assets. Net proceeds of approximately $97 million will be used to reduce debt. The Company will record this transaction in the fourth quarter of 2003.

     C. Railcar Ltd. Divestiture

     In December 2002, the Progress Energy Board of Directors adopted a resolution authorizing the sale of the majority of the assets of Railcar Ltd., a leasing subsidiary included in the Rail Services segment. An estimated impairment on assets held for sale was recognized in December 2002 to write-down the assets to fair value less costs to sell.

     The assets of Railcar Ltd. have been grouped as assets held for sale and are included in other current assets in the accompanying Consolidated Balance Sheets as of September 30, 2003. The assets are recorded at $33.1 million and $23.6 million as of September 30, 2003 and December 31, 2002, respectively.

     On March 12, 2003, the Company signed a letter of intent with The Andersons, Inc. to sell the majority of Railcar Ltd. assets. A definitive purchase agreement was signed on November 6, 2003 with the buyers, including Cap Acquire LLC. A significant portion of the proceeds from the sale will be used by the Company to pay off certain Railcar Ltd. off balance sheet lease obligations for railcars that will be transferred to the buyers as part of the sales transaction. The transaction is targeted to close in 2003, but is subject to various closing conditions including financing.

4.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company currently provides services through the following business segments: PEC Electric, PEF, Fuels, Competitive Commercial Operations
     (CCO), Rail and Other.

     PEC Electric and PEF are engaged in the generation, transmission, distribution and sale of electric energy in portions of North Carolina, South Carolina and Florida. These electric operations are subject to the rules and regulations of the FERC, the NCUC, the SCPSC and the FPSC. PEC Electric also distributes and sells electricity to other utilities, primarily on the east coast of the United States.

     Fuels'  operations,  which  are  located  in  the  United  States,  include
     synthetic  fuel   operations;   natural  gas  production;   and  coal  fuel
     extraction, manufacturing and delivery.

     CCO's operations, which are located in the southeastern United States, include nonregulated generation and energy marketing activities.

     Rail's operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, and scrap metal recycling. These activities include maintenance and reconditioning of salvageable scrap components of railcars, locomotive repair and right-of-way maintenance. Rail's operations are located in the United States, Canada and Mexico.

     The Other segment, whose operations are primarily in the United States, is made up of other nonregulated business areas including telecommunications and other nonregulated subsidiaries that do not separately meet the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Included in this segment's 2002 losses are asset impairments and certain other charges related to the telecommunications operations of $224.8 million.

     Prior to 2003, PEC Electric was referred to as CP&L Electric, PEF was referred to as Florida Power Electric, and Fuels and CCO were collectively referred to as Progress Ventures. The nature of the PEC Electric and PEF segments is unchanged from previous years' reporting. With the expansion of the nonregulated energy generation facilities and the current management structure, CCO is now a distinct operating segment.

     In addition to these reportable operating segments, the Company has other corporate activities that include holding company operations, service company operations and eliminations. These corporate activities have been included in the Other segment in the past. Additionally, earnings from wholesale customers of the regulated plants have previously been reported in both the regulated utilities' results and the results of Progress Ventures. With the realignment of the reportable business segments, this activity is now included in the regulated utilities' results only. The operations of NCNG, previously reported in the Other segment, were reclassified to discontinued operations and therefore were not included in the results from continuing operations during the periods reported. For comparative purposes, the 2002 results have been restated to align with the new business segment structure.

     The profit or loss of the identified segments plus the loss of Corporate represents the Company's total income from continuing operations.


                                                                   Revenues
                                              ---------------------------------------------------      Segment
     (in thousands)                           Unaffiliated     Intersegment           Total          Profit (Loss)
                                              ------------    ---------------    ----------------    ------------
     Three Months Ended September 30, 2003
        PEC Electric                           $ 1,009,889         $        -         $ 1,009,889       $ 159,998
        PEF                                        904,115                  -             904,115         114,341
        Fuels                                      236,691            135,739             372,430          79,752
        CCO                                         66,653                  -              66,653          12,671
        Rail                                       208,795                951             209,746             706
        Other                                       14,679              3,578              18,257          (3,588)
        Corporate                                      (56)          (140,268)           (140,324)        (26,227)
                                              ------------    ---------------    ----------------    ------------
     Consolidated totals                       $ 2,440,766         $        -         $ 2,440,766       $ 337,653
                                              ------------    ---------------    ----------------    ------------

     Three Months Ended September 30, 2002
        PEC Electric                           $ 1,045,180         $        -         $ 1,045,180       $ 179,308
        PEF                                        863,637                  -             863,637         123,774
        Fuels                                      161,962            132,839             294,801          52,123
        CCO                                         44,345                  -              44,345          20,853
        Rail                                       179,712              1,282             180,994             733
        Other                                       17,543              3,562              21,105        (225,884)
        Corporate                                        -           (137,683)           (137,683)          6,166
                                              ------------    ---------------    ----------------    ------------
     Consolidated totals                       $ 2,312,379         $        -         $ 2,312,379       $ 157,073
                                              ------------    ---------------    ----------------    ------------



                                                                  Revenues                            Segment
                                              -----------------------------------------------
                                                                                                    Profit
     (in thousands)                           Unaffiliated   Intersegment         Total             (Loss)          Assets
                                              ------------  ---------------  ----------------    ------------    -------------
     Nine Months Ended September 30, 2003
        PEC Electric                           $ 2,751,599       $        -       $ 2,751,599       $ 383,262      $ 9,736,103
        PEF                                      2,399,079                -         2,399,079         246,457        6,048,238
        Fuels                                      639,159          380,813         1,019,972         160,139        1,117,205
        CCO                                        137,486                -           137,486          23,579        1,700,765
        Rail                                       600,344              951           601,295            (498)         595,104
        Other                                       41,758           11,214            52,972          (2,648)         279,120
        Corporate                                       53         (392,978)         (392,925)       (125,462)       3,802,797
                                              ------------  ---------------  ----------------    ------------    -------------
     Consolidated totals                       $ 6,569,478       $        -       $ 6,569,478       $ 684,829     $ 23,279,332
                                              ------------  ---------------  ----------------    ------------    -------------

     Nine Months Ended September 30, 2002
        PEC Electric                           $ 2,691,320       $        -       $ 2,691,320       $ 396,530      $ 8,785,416
        PEF                                      2,316,001                -         2,316,001         258,271        5,079,718
        Fuels                                      435,657          389,434           825,091         140,450          843,422
        CCO                                         77,291                -            77,291          25,478        1,538,285
        Rail                                       529,818            2,632           532,450           2,979          579,947
        Other                                       60,941           10,496            71,437        (239,254)         450,511
        Corporate                                        -         (402,562)         (402,562)       (181,386)       3,840,874
                                              ------------  ---------------  ----------------    ------------    -------------
     Consolidated totals                       $ 6,111,028       $        -       $ 6,111,028       $ 403,068     $ 21,118,173
                                              ------------  ---------------  ----------------    ------------    -------------


5.   IMPACT OF NEW ACCOUNTING STANDARDS

     SFAS  No.  148,  "Accounting  for  Stock-Based  Compensation"
     The Company measures compensation expense for stock options as the difference between the market price of its common stock and the exercise price of the option at the grant date. The exercise price at which options are granted by the Company equals the market price at the grant date and accordingly, no compensation expense has been recognized for stock option grants.

     For purposes of the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," the estimated fair value of the Company's stock options is amortized to expense over the options' vesting period. The Company's information related to the pro forma impact on earnings and earnings per share assuming stock options were expensed for the three and nine months ended September 30 is as follows:

     (in millions except per share data)                              Three Months Ended           Nine Months Ended
                                                                        September 30,                 September 30,
                                                              ------------------------------  ----------------------------
                                                                   2003            2002           2003           2002
                                                              ---------------  -------------  ------------  --------------
     Net income, as reported                                        $ 318,962      $ 151,934     $ 679,941       $ 405,081
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects          2,794          1,686         7,070           4,798
                                                              ---------------  -------------  ------------  --------------
     Pro forma net income                                           $ 316,168      $ 150,248     $ 672,871       $ 400,283
                                                              ===============  =============  ============  ==============

     Basic earnings per share
       As reported                                                     $ 1.34         $ 0.71        $ 2.88          $ 1.89
       Pro forma                                                       $ 1.33         $ 0.70        $ 2.85          $ 1.87

     Fully diluted earnings per share
       As reported                                                     $ 1.34         $ 0.70        $ 2.87          $ 1.88
       Pro forma                                                       $ 1.32         $ 0.69        $ 2.84          $ 1.86

     During 2003, the Financial Accounting Standards Board (FASB) has approved certain decisions in conjunction with its stock-based compensation project. Some of the key decisions reached by the FASB were that stock-based compensation should be recognized as an expense and that the expense should be measured as of the grant date at fair value. The FASB continues to deliberate additional issues in this project and plans to issue an exposure draft in early 2004.

     Derivative Instruments and Hedging Activities
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies SFAS No. 133 on accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The new guidance incorporates decisions made as part of the Derivatives Implementation Group (DIG) process, as well as decisions regarding implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. Interpretations and implementation issues with regard to SFAS No. 149 continue to evolve. Based on its analysis and understanding to date, and considering the types of contracts historically entered into, the Company does not anticipate that this statement will have a significant impact on its results of operations or financial position.

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

     PEC determined that it has one existing "normal" contract that is affected by this revised guidance. The contract is a purchase power agreement with Broad River LLC, which is a subsidiary of Calpine Corporation. Pursuant to the provisions of DIG Issue C20, PEC will record a pre-tax fair value loss transition adjustment of $37.6 million in the fourth quarter of 2003, which will be reported as a cumulative effect of a change in accounting principle. The subject contract meets the DIG Issue C20 criteria for normal purchase or sale and, therefore, was designated as a normal purchase as of October 1, 2003. The liability of $37.6 million associated with the fair value loss will be amortized to earnings over the term of the related contract.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The financial instruments within the scope of SFAS No. 150 include mandatorily redeemable stock, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for such financial instruments entered into or modified after May 31, 2003, and was effective for previously issued financial instruments within its scope on July 1, 2003.

     The FPC Capital I Preferred Securities, as discussed in Note 12, were reported as debt prior to July 1, 2003. Therefore, the adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations as of and for the periods ended September 30, 2003.

     FIN No. 46, "Consolidation of Variable Interest Entities"
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46). This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN No. 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity's expected losses, (b) receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN No. 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN No. 46 applies immediately to variable interest entities created or obtained after January 31, 2003. During the first nine months of 2003, the Company did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. On October 9, 2003, the FASB issued Staff Position No. FIN 46-6, which allowed for the optional deferral of the effective date of FIN No. 46 from July 1, 2003 until December 31, 2003, for interests held by a public company in variable interest entities created prior to February 1, 2003. Because the Company expects additional transitional guidance to be issued, it has deferred its implementation of FIN No. 46 until December 31, 2003.

     The Company has entered into arrangements with several variable interest entities through its Railcar, Ltd. subsidiary. These agreements include six synthetic leases with a master trust, a servicing contract with the Railcar Asset Financing Trust (RAFT), and a receivables securitization transaction with a commercial paper conduit. Because the Company expects to divest of its interests in all of these arrangements in 2003, the adoption of FIN No. 46 related to these variable interests is not expected to have a significant effect on the Company's financial position or results of operations. If the Company does not divest of its interests in 2003 as expected, under the current guidance the Company would consolidate the master trust and record an increase in both total assets and total liabilities of approximately $25.8 million. As of September 30, 2003, the maximum cash obligations under all three of these arrangements total approximately $39.2 million. Management believes this maximum loss exposure is significantly reduced based on the current fair values of the underlying assets of the entities.

     Upon adoption of FIN No. 46 as currently issued, the Company expects to deconsolidate the FPC Capital I Trust (the Trust), which holds FPC-obligated mandatorily redeemable preferred securities (see Note 12). The Trust is a variable interest entity, but the Company does not absorb a majority of the Trust's expected losses and therefore is not its primary beneficiary. In connection with the planned deconsolidation as of December 31, 2003, the Company expects to record an additional equity investment in the Trust of approximately $9.3 million, an increase in outstanding debt of approximately $8.0 million, and a gain of approximately $1.3 million relating to the cumulative effect of a change in accounting principle. See
     Note 12 for a discussion of the Company's guarantees with the Trust.

     The Company also has investments in 14 limited partnerships accounted for under the equity method for which it may be the primary beneficiary. These partnerships invest in and operate low-income housing and historical renovation properties that qualify for federal and state tax credits. The Company has not concluded whether it is the primary beneficiary of these partnerships. These partnerships are partially funded with financing from third party lenders, which is secured by the assets of the partnerships. The creditors of the partnerships do not have recourse to the Company. As of September 30, 2003, the maximum exposure to loss as a result of the Company's investments for these limited partnerships is approximately $15.5 million. The Company expects to complete its evaluation of these partnerships under FIN No. 46 during the fourth quarter of 2003. If the Company had consolidated these 14 entities as of September 30, 2003, it would have recorded an increase to both total assets and total liabilities of approximately $45.8 million.

     The Company is also evaluating several other potential variable interest entities created before January 31, 2003, for which the Company would not be the primary beneficiary based on the current guidance. These arrangements include equity investments in approximately 20 limited partnerships, limited liability corporations and venture capital funds, and two building leases with special purpose entities. If all of these entities were determined to be variable interest entities, the aggregate maximum loss exposure as of September 30, 2003 under these arrangements totals approximately $37.3 million. The creditors of these variable interest entities do not have recourse to the general credit of the Company in excess of the aggregate maximum loss exposure. The Company expects to complete its evaluation of these entities under FIN No. 46 during the fourth quarter of 2003.

     EITF Issue No. 03-04, "Accounting for `Cash Balance' Pension Plans"
     In May 2003, the EITF reached consensus in EITF Issue No. 03-04 to specifically address the accounting for certain cash balance pension plans. The consensus reached in EITF Issue No. 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. The Company has historically accounted for its cash balance plans as defined benefit plans; however, the Company is required to adopt the measurement provisions of EITF 03-04 at its cash balance plans' next measurement date of December 31, 2003. Any differences in the measurement of the obligations as a result of applying the consensus will be reported as a component of actuarial gain or loss. The effect of this standard on the Company is dependent on other factors that also affect the determination of actuarial gains and losses and the subsequent amortization of such gains and losses. However, the Company does not expect the adoption of EITF 03-04 to have a material effect on its results of operations or financial position.

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

     Upon adoption of SFAS No. 143, the Company recorded asset retirement obligations (AROs) totaling $1,182.5 million for nuclear decommissioning of irradiated plant at PEC and PEF. The Company used an expected cash flow approach to measure these obligations. This amount includes accruals recorded prior to adoption totaling $775.2 million, which were previously recorded in accumulated depreciation. The related asset retirement costs, net of accumulated depreciation, recorded upon adoption totaled $367.5 million for regulated operations. The adoption of this statement had no impact on the income of the regulated entities, as the effects were offset by the establishment of a regulatory asset and a regulatory liability pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." A regulatory asset was recorded related to PEC in the amount of $271.1 million, representing the cumulative accretion and accumulated depreciation for the time period from the date the liability would have been recognized had the provisions of this statement been in effect to the date of adoption, less amounts previously recorded. A regulatory liability was recorded related to PEF in the amount of $231.3 million, representing the amount by which previously recorded accruals exceeded the cumulative accretion and accumulated depreciation for the time period from the date the liability would have been recognized had the provisions of this statement been in effect at the date of the acquisition of the assets by Progress Energy to the date of adoption.

     Funds set aside in the Company's nuclear decommissioning trust fund for the nuclear decommissioning liability totaled $883.8 million at September 30, 2003 and $796.8 million at December 31, 2002. In accordance with SFAS No. 143, unrealized gains and losses on the nuclear decommissioning trust fund are now included in regulatory liabilities rather than accumulated depreciation. The balances of these regulatory liabilities as of September 30, 2003 were $84.3 million for PEC and $78.1 million for PEF.

     The Company also recorded AROs totaling $10.3 million for synthetic fuel operations of PVI and coal mine operations, synthetic fuel operations and gas production of Progress Fuels Corporation. The Company used an expected cash flow approach to measure these obligations. This amount includes accruals recorded prior to adoption totaling $4.6 million, which was previously recorded in other liabilities and deferred credits. The related asset retirement costs, net of accumulated depreciation, recorded upon adoption totaled $7.0 million for nonregulated operations. The cumulative effect of initial adoption of this statement related to nonregulated operations was $1.3 million of pre-tax income, which is included in other, net on the Consolidated Statements of Income for the nine months ended September 30, 2003. The ongoing impact on earnings related to accretion and depreciation was not significant for the three or nine months ended September 30, 2003.

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

     The utilities have previously recognized removal costs as a component of depreciation in accordance with regulatory treatment. As of September 30, 2003, the portions of such costs not representing AROs under SFAS No. 143 were $908.7 million for PEC and $955.8 million for PEF. The amounts for PEC and PEF are included in accumulated depreciation on the accompanying
     Consolidated Balance Sheets. PEC and PEF have collected amounts for non-irradiated areas at nuclear facilities, which do not represent asset retirement obligations. The amounts at September 30, 2003 were $65.7 million for PEC and $61.5 million for PEF, which are included in accumulated depreciation on the accompanying Consolidated Balance Sheets. PEF previously collected amounts for dismantlement of its fossil generation plants. As of September 30, 2003, this amounted to $142.4 million, which is included in accumulated depreciation on the accompanying Consolidated Balance Sheets. This collection was suspended pursuant to the rate case settlement discussed in Note 13A.

     PEC filed a request with the NCUC requesting deferral of the difference between expense pursuant to SFAS No. 143 and expense as previously determined by the NCUC. The NCUC granted the deferral of the January 1, 2003 cumulative adjustment. Because the clean air legislation discussed in
     Note 15 under "Air Quality" contained a prohibition against cost deferrals unless certain criteria are met, the NCUC initially denied the deferral of the ongoing effects. During the second quarter of 2003, PEC ceased deferral of the ongoing effects for the six months ended June 30, 2003 related to its North Carolina retail jurisdiction. Pre-tax income for the three and six months ended June 30, 2003 increased by approximately $13.6 million, which represented a decrease in non-ARO cost of removal expense, partially offset by an increase in decommissioning expense. PEC requested reconsideration from the NCUC regarding the ongoing effects. During the third quarter of 2003, the NCUC issued an order allowing the deferral of the ongoing effects of SFAS No. 143 and PEC reversed the second quarter income statement impact in accordance with the NCUC's decision. Therefore, the ongoing effects of SFAS No. 143 have no impact on the income of PEC for the nine months ended September 30, 2003.

     On April 8, 2003, the SCPSC approved a joint request by PEC, Duke Energy and South Carolina Electric and Gas Company for an accounting order to authorize the deferral of all cumulative and prospective effects related to the adoption of SFAS No. 143.

     On January 23, 2003, the Staff of the FPSC issued a notice of proposed rule development to adopt provisions relating to accounting for asset retirement obligations under SFAS No. 143. Accompanying the notice was a draft rule presented by the Staff which adopts the provisions of SFAS No. 143 along with the requirement to record the difference between amounts prescribed by the FPSC and those used in the application of SFAS No. 143 as regulatory assets or regulatory liabilities, which was accepted by all parties. Therefore, the adoption of the statement had no impact on the income of PEF due to the establishment of a regulatory liability pursuant to SFAS No. 71. A final order was issued in the third quarter of 2003.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

     SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill be tested for impairment at least annually and more frequently when indicators of impairment exist. SFAS No. 142 requires a two-step fair value-based test. The first step, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss if step one indicates a potential impairment, compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. This assessment could result in periodic impairment charges. The Company performed the annual goodwill impairment test for the CCO segment in the first quarter of 2003, and the annual goodwill impairment test for the PEC Electric and PEF segments in the second quarter of 2003, which indicated no impairment.

     During 2002, the Company acquired Westchester Gas Company (Westchester). The purchase price was finalized during the first quarter 2003 with the purchase price being primarily allocated to fixed assets including oil and gas properties. No goodwill was recorded.

     The carrying amounts of goodwill at September 30, 2003, by reportable segment, are $1.9 billion, $1.7 billion and $64.1 million for PEC Electric, PEF and CCO, respectively.

     The gross carrying amount and accumulated amortization of the Company's intangible assets as of September 30, 2003 and December 31, 2002 are as follows:

                                                September 30, 2003                             December 31, 2002
                                    -------------------------------------------    ------------------------------------------
     (in thousands)                 Gross Carrying Amount      Accumulated         Gross Carrying Amount     Accumulated
                                                              Amortization                                   Amortization
                                    --------------------- ---------------------    --------------------- --------------------
     Synthetic fuel intangibles                 $ 140,469             $(59,481)                $ 140,469            $(45,189)
     Power agreements acquired                    221,218              (15,161)                   33,000              (5,593)
     Other                                         60,117              (10,357)                   40,968              (7,792)
                                    --------------------- ---------------------    --------------------- --------------------
                 Total                          $ 421,804             $(84,999)                $ 214,437            $(58,574)
                                    --------------------- ---------------------    --------------------- --------------------

     All of the Company's intangibles are subject to amortization. Synthetic fuel intangibles represent intangibles for synthetic fuel technology. These intangibles are being amortized on a straight-line basis until the expiration of tax credits under Section 29 of the Internal Revenue Code (the Code) in December 2007.

     On May 31, 2003, PVI acquired from Williams Energy Marketing and Trading, a subsidiary of The Williams Companies, Inc., a long-term full-requirements power supply agreement at fixed prices with Jackson Electric Membership Corp., located in Jefferson, Georgia for $188 million. Assignment of Williams' responsibilities under the contract began in June 2003 and terminates in 2015, with a first refusal option to extend for five years. The agreement includes the use of 640 megawatts (MW) of contracted Georgia System generation comprised of nuclear, coal, gas and pumped-storage hydro resources. The intangible related to this power agreement is being amortized based on the economic benefits of the contract. As part of the acquisition of generating assets from LG&E Energy Corp. on February 15, 2002, power agreements of $33.0 million were recorded and are amortized based on the economic benefits of the contracts through December 31, 2004, which approximates straight-line.

     Other intangibles are primarily customer contracts and permits that are amortized over their respective lives. Of the increase in other intangible assets, $9.2 million relates to customer contracts acquired as part of the Westchester acquisition, which was identified as an intangible in the final purchase price allocation.

     Net intangible assets are included in other assets and deferred debits in the accompanying Consolidated Balance Sheets. Amortization expense recorded on intangible assets for the three months ended September 30, 2003 and 2002, respectively, was $10.7 million and $8.3 million. Amortization expense recorded on intangible assets for the nine months ended September 30, 2003 and 2002, respectively, was $26.4 million and $24.5 million. The estimated annual amortization expense for intangible assets for 2003 through 2007, in millions, is approximately $36.8, $41.3, $34.8, $35.9 and $36.1, respectively.

8.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2003 was $337.9 million and $696.1 million, respectively. Comprehensive income for the three and nine months ended September 30, 2002 was $141.8 million and $398.2 million, respectively. Changes in other comprehensive income for the periods consisted primarily of changes in the fair value of derivatives used to hedge cash flows related to interest on long-term debt and gas sales.

9.   FINANCING ACTIVITIES

     On February 21, 2003, PEF issued $425 million of First Mortgage Bonds, 4.80% Series, Due March 1, 2013 and $225 million of First Mortgage Bonds, 5.90% Series, Due March 1, 2033. Proceeds from this issuance were used to repay the balance of its outstanding commercial paper, to refinance its secured and unsecured indebtedness, including $70 million of PEF's First Mortgage Bonds, 6.125% Series, Due March 1, 2003, and to redeem on March 24, 2003, the $150 million aggregate outstanding balance of its First Mortgage Bonds, 8% Series, Due December 1, 2022 at 103.75% of the principal amount of such bonds.

     In March 2003, Progress Genco Ventures, LLC (Genco), a wholly-owned subsidiary of PVI, terminated its $50 million working capital credit facility. A related construction facility initially provided for Genco to draw up to $260 million. The amount outstanding under this facility is $241 million as of September 30, 2003. During the three months ended September 30, 2003, Genco determined it did not need to make any additional draws under this facility.

     On April 1, 2003, PEF entered into a new $200 million 364-day credit agreement and a new $200 million three-year credit agreement, replacing its prior credit facilities (which had been a $90 million 364-day facility and a $200 million five-year facility). The new PEF credit facilities contain a defined maximum total debt to total capital ratio of 65%; as of September 30, 2003 the calculated ratio, as defined, was 51.3%. The new credit facilities also contain a requirement that the ratio of EBITDA, as defined in the facilities, to interest expense to be at least 3 to 1; as of September 30, 2003 the calculated ratio, as defined, was 8.1 to 1.

     Also on April 1, 2003, PEC reduced the size of its existing 364-day credit facility from $285 million to $165 million. The other terms of this facility were not changed. On July 30, 2003, PEC renewed its $165 million 364-day credit agreement. PEC's $285 million three-year credit agreement entered into in 2002 remains in place, for total facilities of $450 million.

     On May 27, 2003, PEC redeemed $150 million of First Mortgage Bonds, 7.5% Series, Due March 1, 2023 at 103.22% of the principal amount of such bonds; PEC funded the redemption with commercial paper.

     On July 1, 2003, $110 million of PEF's First Mortgage Bonds, 6.0% Series, Due July 1, 2003 and $35 million of PEF's medium-term notes, 6.62% Series, matured; PEF funded the redemption with commercial paper.

     On August 15, 2003, PEC redeemed $100 million of First Mortgage Bonds, 6.875% Series, Due August 15, 2023 at 102.84%. PEC funded the redemption with commercial paper.

     On September 11, 2003, PEC issued $400 million of First Mortgage Bonds, 5.125% Series, Due September 15, 2013 and $200 million of First Mortgage Bonds, 6.125% Series, Due September 15, 2033. Proceeds from this issuance were used to reduce the balance of PEC's outstanding commercial paper and short-term notes payable to affiliated companies, which notes represent PEC's borrowings under an internal money pool operated by Progress Energy.

     On September 30, 2003, Progress Energy completed the sale of NCNG and the Company's equity investment in ENCNG. Net proceeds of approximately $450 million were used to reduce debt.

     In addition, the Company received net proceeds of approximately $97 million in October 2003 for the sale of its Mesa gas properties located in Colorado. Net proceeds will primarily be used to reduce short-term debt.

     For the three months ended September 30, 2003, the Company issued approximately 2.7 million shares representing approximately $112 million in proceeds from its Investor Plus Stock Purchase Plan and its employee benefit plans. For the nine months ended September 30, 2003, the Company issued approximately 6.9 million shares through these plans, resulting in approximately $284 million of cash proceeds.

     On October 31, 2003, PEF announced the redemption of $100 million of its First Mortgage Bonds, 7% Series, Due 2023 at 103.19% of the principal amount of such bonds. PEF intends to redeem the bonds on December 1, 2003 with commercial paper proceeds.

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

     Progress Energy uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio and to hedge interest rates with regard to future fixed rate debt issuances. Treasury rate lock agreements were terminated in conjunction with the pricing of the PEF First Mortgage Bonds in February 2003. The loss on the agreements was deferred and is being amortized over the life of the bonds as these agreements had been designated as cash flow hedges for accounting purposes. The amount of this loss was not material.

     As of September 30, 2003, Progress Energy had $850 million of fixed rate debt swapped to floating rate debt by executing interest rate derivative agreements. Under terms of these swap rate agreements, Progress Energy will receive a fixed rate and pay a floating rate based on 3-month LIBOR. These agreements expire in March of 2006, April 2007 and October 2008.

     In March, April, May and June of 2003, PEC entered into treasury rate locks to hedge its exposure to interest rates with regard to a future issuance of fixed-rate debt. These agreements had a computational period of ten years and were designated as cash flow hedges for accounting purposes. The agreements, with a total notional amount of $110 million, were terminated simultaneously with the pricing of the PEC First Mortgage Bonds in September 2003. The $4.2 million gain on the agreements was deferred and is being amortized over the life of the bonds as these agreements had been designated as cash flow hedges for accounting purposes.

     Progress Fuels Corporation periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. As of September 30, 2003, Progress Fuels Corporation had approximately 12.6 Bcf of cash flow hedges in place for its natural gas production. These positions span the remainder of 2003 and extend through December 2004. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.

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

11.  EARNINGS PER COMMON SHARE

     A  reconciliation   of  the   weighted-average   number  of  common  shares
     outstanding for basic and dilutive earnings per share purposes is as follows (in thousands):

                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                  -----------------------------     -------------------------------
                                                      2003             2002             2003                 2002
                                                  -------------    ------------     ------------    ---------------
     Weighted-average common shares - basic             239,025         216,079          236,183            214,700
     Restricted stock awards                                959             746              965                709
     Stock options                                            2              59               12                173
                                                  -------------    ------------     ------------    ---------------
     Weighted-average shares - fully dilutive           239,986         216,884          237,160            215,582
                                                  -------------    ------------     ------------    ---------------

12. FPC-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF A SUBSIDIARY HOLDING SOLELY FPC GUARANTEED NOTES

     In April 1999, the Trust, an indirect wholly-owned subsidiary of FPC, issued 12 million shares of $25 par cumulative FPC-obligated mandatorily redeemable preferred securities (Preferred Securities) due 2039, with an aggregate liquidation value of $300 million and an annual distribution rate of 7.10%. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (Funding Corp.) all of the common securities of the Trust (371,135 shares) for $9.3 million. Funding Corp. is a direct wholly-owned subsidiary of FPC.

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

     These Preferred Securities are classified as long-term debt on the Company's accompanying Consolidated Balance Sheets. Upon adoption of the current FIN No. 46 standard, the Company anticipates deconsolidating the Trust which is not expected to have a material effect on the consolidated financial position, results of operations or liquidity (See Note 5).

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

     The Plan establishes annual revenue caps and sharing thresholds. The Plan provides that all retail base revenues between an established threshold and cap will be shared - a 2/3 share to be refunded to PEF's retail customers, and a 1/3 share to be received by PEF's shareholders. All retail base rate revenues above the retail base rate revenue caps established for each year will be refunded 100% to retail customers on an annual basis. The retail base rate revenue sharing threshold amounts for 2003 are $1.333 billion and will increase $37 million each year thereafter. The retail base revenue cap for 2003 is $1.393 billion and will increase $37 million each year thereafter. As of December 31, 2002, $4.7 million was accrued and was refunded to customers in March 2003. On February 24, 2003, the parties to the Agreement filed a motion seeking an order from the FPSC to enforce the Agreement. In this motion, the parties disputed PEF's calculation of retail revenue subject to refund and contended that the refund should be approximately $23 million. On July 9, 2003, the FPSC ruled that PEF must provide an additional $18.4 million to its retail customers related to the 2002 revenue sharing calculation. PEF recorded this refund in the second quarter of 2003 as a charge against electric operating revenue and refunded this amount by October 31, 2003. For the nine months ended September 30, 2003, PEF recorded an additional accrual of $5.4 million related to estimated 2003 revenue sharing.

     On March 4, 2003, the FPSC approved PEF's petition to increase its fuel factors due to continuing increases in oil and natural gas commodity prices. New rates became effective on March 28, 2003.

     On September 12, 2003, PEF asked the FPSC to approve a cost adjustment in its annual fuel filing, primarily related to rising costs of fuel that will increase retail customer bills beginning January 1, 2004. The total amount of the fuel adjustment requested above current levels was approximately $322 million. A decision from the FPSC is expected on November 12, 2003.

     PEC obtained SCPSC and NCUC approval of fuel factors in annual fuel-adjustment proceedings. The SCPSC approved PEC's petition to leave billing rates unchanged from the prior year by order issued March 28, 2003. The NCUC approved an increase of $19.6 million by order issued September 25, 2003.

     On October 16, 2003, PEC made a filing with the North Carolina Utilities Commission (NCUC) to seek permission to defer expenses incurred from Hurricane Isabel and the February 2003 winter storms. As a result of rising storm costs and the frequency of major storm damage, Progress Energy has asked the NCUC to allow the company to create a deferred account in which the company would place expenses incurred as a result of named tropical storms, hurricanes and significant winter storms. The future amortization of such deferred costs would be includable as allowable costs in base rate filings. The Company estimates that it would charge $23.5 million in 2003 from Hurricane Isabel and from current year ice storms to the deferred account, if approved. Any additional major storm activity in 2003 could cause the amount to increase.

     B. Regional Transmission Organizations

     In early 2000, the FERC issued Order 2000 regarding regional transmission organizations (RTOs). This Order set minimum characteristics and functions that RTOs must meet, including independent transmission service. As a result of Order 2000, PEF, along with Florida Power & Light Company and Tampa Electric Company, filed with the FERC, in October 2000, an application for approval of a GridFlorida RTO. In March 2001, the FERC issued an order provisionally approving GridFlorida. PEC, along with Duke Energy Corporation and South Carolina Electric & Gas Company, filed with the FERC, for approval of a GridSouth RTO. In July 2001, the FERC issued an order provisionally approving GridSouth. However, in July 2001, the FERC issued orders recommending that companies in the Southeast engage in a mediation to develop a plan for a single RTO for the Southeast. PEF and PEC participated in the mediation. The FERC has not issued an order specifically on this mediation. In July 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. PEF and PEC, as subsidiaries of Progress Energy, filed comments on November 15, 2002 and supplemental comments on January 10, 2003. On April 28, 2003, the FERC released a White Paper on the Wholesale Market Platform. The White Paper provides an overview of what the FERC currently intends to include in a final rule in the SMD NOPR docket. The White Paper retains the fundamental and most protested aspects of SMD NOPR, including mandatory RTOs and the FERC's assertion of jurisdiction over certain aspects of retail service. PEF and PEC, as subsidiaries of Progress Energy, plan to file comments on the White Paper. The FERC has also indicated that it expects to issue a final rule after Congress votes this fall on the proposed House and Senate Energy Bills. The Company cannot predict the outcome of these matters or the effect that they may have on the GridFlorida and GridSouth proceedings currently ongoing before the FERC. The Company has $31.3 million and an immaterial amount invested in GridSouth and GridFlorida, respectively, at September 30, 2003. It is unknown what impact the future proceedings will have on the Company's earnings, revenues or prices.

     In October 2002, the FPSC abated its proceedings regarding its review of the proposed GridFlorida RTO. The FPSC action to abate the proceedings came in response to the Florida Office of Public Counsel's appeal before the State Supreme Court requesting review of the FPSC's order approving the transfer of operational control of electric transmission assets to an RTO under the jurisdiction of the FERC. On June 2, 2003 the Florida Supreme Court dismissed the appeal without prejudice on the ground that certain portions of the Commission's order constituted non-final action. The dismissal is without prejudice to any party to challenge the Commission's order after all portions are final. A technical conference for the state of Florida was conducted by the FERC on September 15, 2003. It is unknown when the FERC or the FPSC will take final action with regard to the status of GridFlorida or what the impact of further proceedings will have on the Company's earnings, revenues or prices.

14.  OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income, gain on the sale of investments, impairment of investments and other income and expense items as discussed below. The components of other, net as shown on the accompanying Consolidated Statements of Income are as follows:

                                                                  Three Months Ended              Nine Months Ended
                                                                    September 30,                   September 30,
                                                           ------------------------------    -------------------------------
     (in thousands)                                             2003             2002            2003             2002
                                                           --------------     -----------    ------------    ---------------
     Other income
     Net financial trading gain (loss)                          $     607        $   (169)      $  (2,026)          $ (1,598)
     Net energy brokered for resale                                  (189)          1,909             (33)             2,664
     Nonregulated energy and delivery services income               5,185           7,563          16,427             20,022
     Contingent value obligation mark-to-market gain (loss)        (3,945)          9,371          (3,945)            22,192
     Investment gains                                                   -           8,000               -             10,960
     AFUDC equity                                                   1,986           2,728           7,900              6,806
     Other                                                          2,532          (2,755)          8,127              4,133
                                                           --------------     -----------    ------------    ---------------
         Total other income                                     $   6,176        $ 26,647       $  26,450           $ 65,179
                                                           --------------     -----------    ------------    ---------------

     Other expense
     Nonregulated energy and delivery services expenses         $   4,596        $  6,492       $  14,292           $ 15,933
     Donations                                                      3,910           3,447          10,920             10,453
     Investment losses                                                558             952           9,201              6,704
     Other (a)                                                        179           4,950           6,987             17,840
                                                           --------------     -----------    ------------    ---------------
        Total other expense                                     $   9,243        $ 15,841       $  41,400           $ 50,930
                                                           --------------     -----------    ------------    ---------------

     Other, net                                                 $  (3,067)       $ 10,806       $ (14,950)          $ 14,249
                                                           ==============     ===========    ============    ===============
     (a)   2003 includes reduction of approximately $6 million in the FPC contractual environmental liability as discussed in Note 15.

     Net financial trading gains and losses represent non-asset-backed trades of electricity and gas. Net energy brokered for resale represents electricity purchased for simultaneous sale to a third party. Nonregulated energy and delivery services include power protection services and mass market programs (surge protection, appliance services and area light sales) and delivery, transmission and substation work for other utilities. Investment losses primarily represent losses on limited partnership investment funds.

15.  COMMITMENTS AND CONTINGENCIES

     Contingencies and significant changes to the commitments discussed in Note 24 of the financial statements included in the Company's 2002 Annual Report on Form 10-K are described below.

     A. Guarantees

     a) As a part of normal business, Progress Energy and certain subsidiaries enter into various agreements providing financial or performance assurances to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of September 30, 2003, management does not believe conditions are likely for significant performance under the guarantees of performance issued by or on behalf of affiliates discussed herein.

     Guarantees as of September 30, 2003, are summarized in the table below and discussed more fully in the subsequent paragraphs.

     (in millions)
     Guarantees issued on behalf of affiliates
          Guarantees supporting nonregulated portfolio and energy marketing
               activities issued by Progress Energy                                  $ 330.6
          Guarantees supporting nuclear decommissioning                                276.0
          Guarantee supporting power supply agreements                                 312.0
          Standby letters of credit                                                      9.6
          Surety bonds                                                                   1.6
          Other guarantees                                                               8.2
     Guarantees issued on behalf of third parties
          Other guarantees                                                              26.4
                                                                                ------------
        Total                                                                        $ 964.4
                                                                                ============

     Guarantees   Supporting   Nonregulated   Portfolio  and  Energy   Marketing
     Activities

     Progress Energy has issued approximately $330.6 million of guarantees on behalf of Progress Ventures (the business unit) and its subsidiaries for obligations under tolling agreements, transmission agreements, gas agreements, construction agreements, fuel procurement agreements and trading operations. Approximately $68 million of these guarantees were issued during the year to support energy marketing activities. The majority of the marketing contracts supported by the guarantees contain language regarding downgrade events, ratings triggers, monthly netting of exposure and/or payments and offset provisions in the event of a default. Based upon current business levels at September 30, 2003, if the Company's ratings were to decline below investment grade, the Company estimates that it may have to deposit cash or provide letters of credit or other cash collateral of approximately $145 million for the benefit of the Company's counterparties to support ongoing operations within a 90-day period.

     Guarantees Supporting Nuclear Decommissioning

     In 2003, PEC determined that its external funding levels did not fully meet the nuclear decommissioning financial assurance levels required by the NRC. Therefore, PEC met the financial assurance requirements by obtaining guarantees from Progress Energy in the amount of $276.0 million.

     Guarantees Supporting Power Supply Agreements

     On March 20, 2003, PVI entered into a definitive agreement with Williams Energy Marketing and Trading, a subsidiary of The Williams Companies, Inc., to acquire a long-term full-requirements power supply agreement at fixed prices with Jackson. The power supply agreement included a performance guarantee by Progress Energy. The transaction closed during the second quarter of 2003. The Company issued a payment and performance guarantee to Jackson related to the power supply agreement of $285.0 million. In the event that Progress Energy's credit ratings fall below investment grade, Progress Energy may be required to provide additional security for this guarantee in form and amount (not to exceed $285 million) acceptable to Jackson. During the third quarter, PVI entered into an agreement with Morgan Stanley Capital Group Inc. to fulfill Morgan Stanley's obligations to schedule resources and supply energy to Oglethorpe Power Corporation of Georgia through March 31, 2005. The Company issued a payment and performance guarantee to Morgan Stanley related to the power supply agreement. In the event that Progress Energy's credit ratings fall below investment grade, Progress Energy estimates that it may have to deposit cash or provide letters of credit or other cash collateral of approximately $27 million for the benefit of Morgan Stanley as of September 30, 2003.

     Standby Letters of Credit

     The Company has issued $9.6 million of standby letters of credit to financial institutions for the benefit of third parties that have extended credit to the Company and certain subsidiaries. These letters of credit have been issued primarily for the purpose of supporting payments of trade payables, securing performance under contracts and lease obligations and self-insurance for workers' compensation. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will in turn request payment from the Company. Any amounts owed by the Company's subsidiaries are reflected in the accompanying Consolidated Balance Sheets.

     Surety Bonds

     At September 30, 2003, the Company had $1.6 million in surety bonds purchased primarily for purposes such as providing workers' compensation coverage, obtaining licenses, permits and rights-of-way and project performance. To the extent liabilities are incurred as a result of the activities covered by the surety bonds, such liabilities are included in the accompanying Consolidated Balance Sheets.

     Other Guarantees

     The Company has other guarantees outstanding of approximately $34.6 million. Included in the $34.6 million are $26.4 million of guarantees issued on behalf of third parties of which $16.4 million is related to obligations on leasing arrangements and $10 million in support of synfuel operations at a third party plant. The Company estimates it will have to perform under the guarantees related to the leasing agreements and as such $2.4 million has been accrued and is reflected in the accompanying Consolidated Balance Sheets. The remaining $8.2 million in affiliate guarantees are related primarily to prompt performance payments, lease obligations and other payments subject to contingencies.

     B. Insurance

     Both PEC and PEF are insured against public liability for a nuclear incident. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, each company, as an owner of nuclear units, can be assessed a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), each company would be subject to pro rata assessments for each reactor owned per occurrence. Effective August 20, 2003, the retroactive premium assessments increased to $100.6 million per reactor from the previous amount of $88.1 million. The total limit available to cover nuclear liability losses increased as well from $9.6 billion to $10.8 billion. The annual retroactive premium limit of $10 million per reactor owned did not change.

     C. Claims and uncertainties

     Environmental

     a) The Company is subject to federal, state and local regulations addressing hazardous and solid waste management, air and water quality and other environmental matters.

     Hazardous and Solid Waste Management

     Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The principal regulatory agency that is responsible for a specific former manufactured gas plant (MGP) site depends largely upon the state in which the site is located. There are several MGP sites to which both electric utilities have some connection. In this regard, both electric utilities and the gas utility and other potentially responsible parties are participating in investigating and, if necessary, remediating former MGP sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA), the Florida Department of Environmental Protection (FDEP) and the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). In addition, the Company and its subsidiaries are periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. A discussion of these sites by legal entity follows.

     PEC There are 9 former MGP sites and 14 other sites or groups of sites associated with PEC that have required or are anticipated to require investigation and/or remediation costs. PEC received insurance proceeds to address costs associated with environmental liabilities related to its involvement with some MGP sites. All eligible expenses related to these are charged against a specific fund containing these proceeds. As of September 30, 2003, approximately $8.7 million remains in this centralized fund with a related accrual of $8.7 million recorded for the associated expenses of environmental issues. As PEC's share of costs for investigating and remediating these sites becomes known, the fund is assessed to determine if additional accruals will be required. PEC does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what remains in the environmental insurance recovery fund. This is due to the fact that the sites are at different stages: investigation has not begun at three sites, investigation has begun but remediation cannot be estimated at five sites and remediation has begun at one site. PEC measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites.

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

     In September 2003, the Company sold NCNG to Piedmont Natural Gas Company, Inc. As part of the sales agreement, the Company retained responsibility to remediate five former NCNG MGP sites to state standards pursuant to an Administrative Order by consent. These sites are anticipated to have investigation or remediation costs associated with them. NCNG had previously accrued approximately $2.2 million for probable and reasonably estimable remediation costs at these sites. These accruals have been recorded on an undiscounted basis. At the time of the sale, the liability for these costs and the related accrual was transferred to a subsidiary of PEC. PEC does not believe it can provide an estimate of the reasonably possible total remediation costs beyond the accrual because two of the five sites have not begun investigation activities. Therefore, PEC cannot currently determine the total costs that may be incurred in connection with the investigation and/or remediation of all sites. Based upon current information, the Company does not expect the future costs at these sites to be material to the Company's financial condition or results of operations.

     PEF As of September 30, 2003, PEF has accrued $23.6 million for probable and estimable costs related to various environmental sites. Of this accrual, $16.6 million is for costs associated with the investigation and remediation of transmission and distribution substations and transformers which are more fully discussed below. The remaining $7.0 million is related to two former MGP sites and 10 other active sites associated with PEF that have required or are anticipated to require investigation and/or remediation costs. PEF does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what is currently accrued.

     In 2002, PEF accrued approximately $3.4 million for investigation and remediation associated with transmission and distribution substations and transformers and received approval from the FPSC for annual recovery of these environmental costs through the Environmental Cost Recovery Clause
     (ECRC). In September 2003, PEF also accrued an additional $15.1 million for similar environmental costs as a result of increased sites and estimated costs per site. PEF plans to seek approval from the FPSC to recover these costs through the ECRC. As more activity occurs at these sites, PEF will assess the need to adjust the accruals.

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

     Florida Progress Corporation In 2001, Progress Fuels sold its Inland Marine Transportation business operated by MEMCO Barge Line, Inc. to AEP
     Resources,   Inc.   Progress  Fuels   established  an  accrual  to  address
     indemnities and retained an environmental liability associated with the transaction. Progress Fuels estimates that its contractual liability to AEP Resources, Inc., associated with Inland Marine Transportation is $3.5 million at September 30, 2003 and has accrued such amount. The previous accrual of $9.9 million was reduced based on a change in estimate. This accrual has been determined on an undiscounted basis. Progress Fuels measures its liability for this site based on estimable and probable remediation scenarios. The Company believes that it is not reasonably probable that additional costs will be incurred related to the environmental indemnification provision beyond the amount accrued. The Company cannot predict the outcome of this matter.

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

     PEC, PEF and Fuels have filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have been settled and others are still pending. The Company cannot predict the outcome of these matters.

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

     The EPA is  conducting  an  enforcement  initiative  related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Both PEC and PEF were asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. During the first quarter of 2003, PEC responded to a supplemental information request from the EPA. PEF has received a similar supplemental information request, and responded to it in the second quarter. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company cannot predict the outcome of the EPA's initiative or its impact, if any, on the Company.

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

     The EPA published a final rule approving petitions under Section 126 of the Clean Air Act. This rule, as originally promulgated, required certain sources to make reductions in nitrogen oxide emissions by May 1, 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina coal-fired electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the Section 126 petitions. PEC, other utilities, trade organizations and other states participated in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of Appeals ruled in favor of the EPA, which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court, in its May 15th decision, rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In August 2001, the Court granted a request by PEC and other utilities to delay the implementation of the Section 126 rule for electric generating units pending resolution by the EPA of the growth factor issue. The Court's order tolls the three-year compliance period (originally set to end on May 1, 2003) for electric generating units as of May 15, 2001. On April 30, 2002, the EPA published a final rule harmonizing the dates for the Section 126 rule and the NOx SIP Call. In addition, the EPA determined in this rule that the future growth factor estimation methodology was appropriate. The new compliance date for all affected sources is now May 31, 2004, rather than May 1, 2003. The EPA has approved North Carolina's NOx SIP Call rule and has formally proposed to rescind the Section 126 rule. This rulemaking is expected to become final by early 2004. The Company expects a favorable outcome of this matter.

     On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. Progress Energy expects its capital costs to meet these emission targets will be approximately $813 million by 2013. PEC currently has approximately 5,100 MW of coal-fired generation capacity in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utility's total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utilities or unless the utilities persistently earn a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utilities' last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the ten-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. Pursuant to the new law, PEC entered into an agreement with the state of North Carolina to transfer to the state any future emissions allowances acquired as a result of compliance with the new law. The new law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. Progress Energy cannot predict the future regulatory interpretation, implementation or impact of this new law. PEC did not record any clean air amortization in the third quarter of 2003 and recorded approximately $54 million of clean air amortization to date in 2003. Clean air expenditures to date were $16.4 million as of September 30, 2003.

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

     With certain modifications, and additional approval by the NRC, PEC's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on PEC's system through the expiration of the current operating licenses for all of PEC's nuclear generating units. Subsequent or prior to the expiration of these licenses, or any renewal of these licenses, dry storage or acquisition of new shipping casks may be necessary. PEC obtained approval from the NRC to use additional storage space at the Harris Plant in December 2000. PEC is currently in the design phase for adding dry storage capability at the Robinson Plant. PEF currently is storing spent nuclear fuel onsite in spent fuel pools. If PEF does not seek renewal of the Crystal River Nuclear Plant (CR3) operating license, CR3 will have sufficient storage capacity in place for fuel consumed through the end of the expiration of the license in 2016. If PEF extends the CR3 operating license, dry storage may be necessary.

     Other Contingencies

     a) Progress Energy, through its subsidiaries, produces coal-based solid synthetic fuel. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section
     29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. Any synthetic fuel tax credit amounts not utilized are carried forward indefinitely. All of Progress Energy's synthetic fuel facilities have received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. These tax credits are subject to review by the IRS, and if Progress Energy fails to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows. Additionally, the ability to use tax credits currently being carried forward could be denied. Total Section 29 credits generated to date (including those generated by FPC prior to its acquisition by the Company) are approximately $1.121 billion, of which $489.1 million have been used and $631.9 million are being carried forward as of September 30, 2003. The current Section 29 tax credit program expires at the end of 2007.

     One synthetic fuel entity, Colona Synfuel Limited Partnership, L.L.L.P. (Colona), from which the Company (and FPC prior to its acquisition by the Company) has been allocated approximately $286.6 million in tax credits to date, is being audited by the IRS. The audit of Colona was expected. The Company is audited regularly in the normal course of business, as are most similarly situated companies.

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

     In June 2003, the Company was informed that IRS field auditors had raised questions regarding the chemical change associated with coal-based synthetic fuel manufactured at its Colona facility and the testing process by which the chemical change is verified. (The questions arose in connection with the Company's participation in the PFA program.) The chemical change and the associated testing process were described as part of the PLR request for Colona. Based on that application, the IRS ruled in Colona's PLR that the synthetic fuel produced at Colona undergoes a significant chemical change and thus qualifies for tax credits under
     Section 29.

     In October 2003, the National Office of the IRS informed the Company that it had rejected the IRS field auditors' challenges regarding whether the synthetic fuel produced at the Company's Colona facility was the result of a significant chemical change. The National Office had concluded that the experts, engaged by Colona who test the synthetic fuel for chemical change, use reasonable scientific methods to reach their conclusions. Accordingly, the National Office will not take any adverse action on the PLR that has been issued for the Colona facility.

     A written decision memorializing the National Office's conclusions should be available within the next two months. At that time, the IRS field auditors will have the right to ask for reconsideration of the National Office's decision.

     Although this ruling applies only to the Colona facility, the Company believes that the National Office's reasoning should be equally applicable to the other Progress Energy facilities, given that the Company applies essentially the same chemical process and uses the same independent laboratories to confirm chemical change in the synthetic fuel manufactured at each of its other facilities. However, the IRS has not yet formally informed the Company as to its position on the Company's other facilities.

     Although this is a significant event, the audits of the Colona facility and the Company's other facilities are not yet completed. Progress Energy continues to believe that it operates its facilities in conformity with its PLRs and Section 29. Accordingly, the Company has no current plans to alter its synthetic fuel production schedule as a result of these matters.

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

     b) In November of 2001, Strategic Resource Solutions Corp. (SRS) filed a claim against the San Francisco Unified School District (the District) and other defendants claiming that SRS is entitled to approximately $10 million in unpaid contract payments and delay and impact damages related to the District's $30 million contract with SRS. On March 4, 2002, the District filed a counterclaim, seeking compensatory damages and liquidated damages in excess of $120 million, for various claims, including breach of contract and demand on a performance bond. SRS has asserted defenses to the District's claims. SRS has amended its claims and asserted new claims against the District and other parties, including a former SRS employee and a former District employee.

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

     The Company, SRS, and Progress Energy Solutions, Inc. all have filed responsive pleadings denying the allegations, and the discovery process is underway.

     On October 2, 2003, the District filed a motion for leave to amend its cross-complaint to add PEC as an additional defendant and the parties have stipulated that the pleadings may be so amended. PEC will file a responsive pleading denying the allegations.

     The Company cannot predict the outcome of this matter, but the Company believes that it and its subsidiaries have good defenses to all claims asserted by the District and other claimants.

     c) On August 21, 2003, PEC was served as a co-defendant in a purported class action lawsuit styled as Collins v. Duke Energy Corporation, Civil Action No. 03CP404050, in South Carolina's Circuit Court of Common Pleas for the Fifth Judicial Circuit. PEC is one of three electric utilities operating in South Carolina named in the suit. The plaintiffs are seeking damages for the alleged improper use of electric easements but have not asserted a dollar amount for their damage claims. The complaint alleges that the licensing of attachments on electric utility poles, towers and other structures to non-utility third parties or telecommunication companies for other than the electric utilities' internal use along the electric right-of-way constitutes a trespass.

     On September 19, 2003, PEC filed a motion to dismiss all counts of the complaint on substantive and procedural grounds. On October 6, 2003, the plaintiffs filed a motion to amend their complaint. PEC believes the amended complaint asserts the same factual allegations as are in the original complaint and also seeks money damages and injunctive relief.

     The court has not yet held any hearings or made any rulings in this case. PEC intends to vigorously defend itself against the claims asserted by the plaintiffs. PEC cannot predict the outcome of any future proceedings in this case.

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

16.  SUBSEQUENT EVENT

     On November 3, 2003, Progress Telecom Corporation (PTC), Progress Telecommunications Corporation (PTC Communications), and Caronet, Inc. (Caronet), all of which are indirectly wholly-owned subsidiaries of Progress Energy, agreed to enter into a Contribution Agreement (Agreement) with EPIK Communications, Inc. (EPIK). EPIK is a wholly-owned subsidiary of Odyssey Telecorp, Inc. (Odyssey). The Company plans to account for this transaction as a business combination.

     Under terms of the Agreement, on November 4, 2003, PTC was converted into a limited liability company and renamed Progress Telecom, LLC (PTC LLC). The Agreement provides that PTC Communications, Caronet and EPIK will contribute substantially all of their assets and transfer certain liabilities to PTC LLC in exchange for membership interests in PTC LLC. Following the contribution of their respective net assets, PTC Communications will hold a 55 percent membership interest in PTC LLC; Caronet will hold a 5 percent membership interest; and EPIK will hold a 40 percent membership interest. After the contribution of net assets to PTC LLC, the stock of Caronet will be sold to an affiliate of Odyssey for cash and Caronet will then become an indirect wholly-owned subsidiary of Odyssey. Following consummation of the transactions described above, PTC Communications will hold a 55 percent ownership interest in PTC LLC, and Odyssey will hold a 45 percent ownership interest in PTC LLC through EPIK and Caronet. The Company anticipates closing the transaction by the end of the year; however, the closing is subject to certain conditions precedent, including receipt of applicable governmental and regulatory permits and approvals.

                         CAROLINA POWER & LIGHT COMPANY
                      d/b/a PROGRESS ENERGY CAROLINAS, INC.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 2003

CONSOLIDATED STATEMENTS OF INCOME
                                                          Three Months Ended                 Nine Months Ended
(Unaudited)                                                  September 30,                     September 30,
----------------------------------------------------------------------------------------------------------------

(In thousands)                                           2003           2002           2003        2002
----------------------------------------------------------------------------------------------------------------
Operating Revenues
   Electric                                           $ 1,009,889    $ 1,045,180    $ 2,751,599     $ 2,691,320
   Diversified business                                     2,392          4,304          8,211          11,127
----------------------------------------------------------------------------------------------------------------
      Total Operating Revenues                          1,012,281      1,049,484      2,759,810       2,702,447
----------------------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                       233,537        219,594        636,098         562,297
   Purchased power                                         98,213        123,365        240,370         287,593
   Operation and maintenance                              205,667        183,686        605,838         571,009
   Depreciation and amortization                          135,129        130,530        415,773         405,375
   Taxes other than on income                              44,326         43,502        123,603         118,345
   Diversified business                                       946          7,505          3,480          13,320
   Impairment of diversified business long-lived assets         -        101,251              -         101,251
----------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                          717,818        809,433      2,025,162       2,059,190
----------------------------------------------------------------------------------------------------------------
Operating Income                                          294,463        240,051        734,648         643,257
----------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                            985            330          4,426           5,198
   Impairment of investment                                     -        (25,011)             -         (25,011)
   Other, net                                              (3,190)        (5,551)       (14,121)         (3,870)
----------------------------------------------------------------------------------------------------------------
        Total Other Expense                                (2,205)       (30,232)        (9,695)        (23,683)
----------------------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                        46,893         49,390        144,609         167,289
   Allowance for borrowed funds used during                   318            276        (1,265)         (5,597)
       construction
----------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                        47,211         49,666        143,344         161,692
----------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                245,047        160,153        581,609         457,882
Income Tax Expense                                         87,473         66,014        200,161         147,471
----------------------------------------------------------------------------------------------------------------
Net Income                                            $   157,574    $    94,139    $   381,448     $   310,411
Preferred Stock Dividend Requirement                          741            741          2,223           2,223
----------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                             $   156,833    $    93,398    $   379,225     $   308,188
----------------------------------------------------------------------------------------------------------------

See Notes to Progress Energy Carolinas, Inc. Consolidated Interim Financial Statements.


Carolina Power & Light Company
d/b/a Progress Energy Carolinas, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)                                                 September 30,                 December 31,
Assets                                                             2003                          2002
----------------------------------------------------------------------------------------------------------
     Utility Plant
  Utility plant in service                                     $ 13,211,543                  $ 12,675,761
  Accumulated depreciation                                       (6,190,180)                   (6,356,933)
----------------------------------------------------------------------------------------------------------
        Utility plant in service, net                             7,021,363                     6,318,828
  Held for future use                                                 5,256                         7,188
  Construction work in progress                                     300,458                       325,695
  Nuclear fuel, net of amortization                                 147,343                       176,622
----------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                  7,474,420                     6,828,333
----------------------------------------------------------------------------------------------------------
     Current Assets
  Cash and cash equivalents                                          63,435                        18,284
  Accounts receivable                                               306,242                       301,178
  Unbilled accounts receivable                                      119,477                       151,352
  Receivables from affiliated companies                              18,266                        36,870
  Notes receivable from affiliated companies                        122,577                        49,772
  Taxes receivable                                                        -                        55,006
  Inventory                                                         332,757                       342,886
  Deferred fuel cost                                                135,063                       146,015
  Prepayments and other current assets                               35,500                        45,542
----------------------------------------------------------------------------------------------------------
        Total Current Assets                                      1,133,317                     1,146,905
----------------------------------------------------------------------------------------------------------
     Deferred Debits and Other Assets
  Regulatory assets                                                 522,036                       252,083
  Nuclear decommissioning trust funds                               480,135                       423,293
  Diversified business property, net                                 13,584                         9,435
  Miscellaneous other property and investments                      199,122                       209,657
  Other assets and deferred debits                                  106,519                       104,978
----------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                    1,321,396                       999,446
----------------------------------------------------------------------------------------------------------
           Total Assets                                        $  9,929,133                  $  8,974,684
----------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------
Capitalization
----------------------------------------------------------------------------------------------------------
  Common stock                                                 $  1,950,392                  $  1,929,515
  Unearned ESOP common stock                                        (88,734)                     (101,560)
  Accumulated other comprehensive loss                              (79,506)                      (82,769)
  Retained earnings                                               1,395,525                     1,343,929
----------------------------------------------------------------------------------------------------------
        Total Common Stock Equity                                 3,177,677                     3,089,115
----------------------------------------------------------------------------------------------------------
  Preferred stock - not subject to mandatory redemption              59,334                        59,334
  Long-term debt, net                                             3,108,211                     3,048,466
----------------------------------------------------------------------------------------------------------
        Total Capitalization                                      6,345,222                     6,196,915
----------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                 300,000                             -
  Accounts payable                                                  164,726                       259,217
  Payables to affiliated companies                                   77,022                        98,572
  Notes payable to affiliated companies                                 670                             -
  Taxes accrued                                                      36,055                             -
  Interest accrued                                                   47,468                        58,791
  Short-term obligations                                                  -                       437,750
  Current portion of accumulated deferred income taxes               39,607                        66,088
  Other current liabilities                                         109,076                        93,171
----------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                   774,624                     1,013,589
----------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                               1,150,204                     1,179,689
  Accumulated deferred investment tax credits                       150,657                       158,308
  Regulatory liabilities                                            145,976                         7,774
  Asset retirement obligations                                      918,441                             -
  Other liabilities and deferred credits                            444,009                       418,409
----------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities              2,809,287                     1,764,180
----------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
----------------------------------------------------------------------------------------------------------
            Total Capitalization and Liabilities                $ 9,929,133                  $  8,974,684
----------------------------------------------------------------------------------------------------------

See Notes to Progress Energy Carolinas, Inc. Consolidated Interim Financial Statements.


Carolina Power & Light Company
d/b/a Progress Energy Carolinas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                   Nine Months Ended
(Unaudited)                                                                               September 30,
(In thousands)                                                                         2003           2002
-----------------------------------------------------------------------------------------------------------------
     Operating Activities
Net income                                                                           $  381,448     $  310,411
Adjustments to reconcile net income to net cash provided by operating activities:
      Impairment of long-lived assets and investments                                         -        126,262
      Depreciation and amortization                                                     486,285        487,454
      Deferred income taxes                                                             (46,413)       (73,640)
      Investment tax credit                                                              (7,651)        (9,285)
      Deferred fuel cost (credit)                                                        10,952        (22,596)
      Net (increase) decrease in accounts receivable                                      6,353        (36,966)
      Net (increase) decrease in affiliated accounts receivable                          31,706        (47,021)
      Net increase in inventories                                                        17,302         11,893
      Net (increase) decrease in prepayments and other current assets                    10,555         (9,173)
      Net increase (decrease) in accounts payable                                       (48,393)        27,621
      Net increase (decrease) in affiliated accounts payable                            (36,783)         3,163
      Net increase in other current liabilities                                          96,649         89,923
      Other                                                                              54,870         63,341
-----------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                      956,880        921,387
-----------------------------------------------------------------------------------------------------------------
     Investing Activities
Gross property additions                                                               (347,193)      (454,807)
Proceeds from sale of assets and investments                                             25,671        243,719
Diversified business property additions and acquisitions                                   (358)       (11,625)
Nuclear fuel additions                                                                  (45,657)       (56,051)
Contributions to nuclear decommissioning trust                                          (25,656)       (25,573)
Other investing activities                                                               (1,416)       (12,333)
-----------------------------------------------------------------------------------------------------------------
         Net Cash Used in Investing Activities                                         (394,609)      (316,670)
-----------------------------------------------------------------------------------------------------------------
     Financing Activities
Issuance of long-term debt, net                                                         588,291        542,290
Net decrease in short-term obligations                                                 (437,750)        (8,250)
Net increase in intercompany notes                                                      (72,806)      (114,638)
Retirement of long-term debt                                                           (269,217)      (706,747)
Dividends paid to parent                                                               (327,629)      (300,000)
Dividends paid on preferred stock                                                        (2,223)        (2,223)
Other                                                                                     4,214        (22,488)
-----------------------------------------------------------------------------------------------------------------
         Net Cash Used in Financing Activities                                         (517,120)      (612,056)
-----------------------------------------------------------------------------------------------------------------
     Net Increase (Decrease) in Cash and Cash Equivalents                                45,151         (7,339)
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of the Period                                     18,284         21,250
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                       $   63,435     $   13,911
-----------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information
Cash paid during the year -  interest (net of amount capitalized)                    $  150,512     $  169,092
                          - income taxes (net of refunds)                            $  209,736     $  181,444

Noncash Activities
o    In February 2002,  PEC  transferred  the Rowan plant to Progress  Ventures,
     Inc. and established an intercompany receivable. The property and inventory transferred totaled approximately $244 million. In April 2002, PEC received cash proceeds in settlement of the intercompany receivable totaling approximately $244 million. This amount is reported in proceeds from sale of assets and investments in the investing activities section.

See Notes to Progress Energy Carolinas, Inc. Consolidated Interim Financial Statements.

Carolina Power & Light Company
d/b/a Progress Energy Carolinas, Inc.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.   ORGANIZATION AND BASIS OF PRESENTATION

     A. Organization

     Progress Energy Carolinas, Inc. (PEC) is a public service corporation primarily engaged in the generation, transmission, distribution and sale of electricity primarily in portions of North Carolina and South Carolina. PEC is a wholly-owned subsidiary of Progress Energy, Inc. (the Company or Progress Energy). The Company is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both the Company and its subsidiaries are subject to the regulatory provisions of PUHCA.

     Effective January 1, 2003, Carolina Power & Light Company began doing business under the assumed name Progress Energy Carolinas, Inc. The legal name has not changed and there was no restructuring of any kind related to the name change. The current corporate and business unit structure remains unchanged.

     B. Basis of Presentation

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements for the period ended December 31, 2002 and notes thereto included in PEC's Form 10-K/A for the year ended December 31, 2002.

     The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present PEC's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year or future periods.

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

2.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

     PEC's operations consist primarily of the PEC Electric segment which is engaged in the generation, transmission, distribution and sale of electric energy primarily in portions of North Carolina and South Carolina. These electric operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (SCPSC), and the U.S. Nuclear Regulatory Commission (NRC).

     The Other segment, whose operations are primarily in the United States, is made up of other nonregulated business areas including telecommunications and other nonregulated subsidiaries that do not separately meet the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and consolidation entities and eliminations. Included are the telecommunications operations of Caronet, Inc., which recognized an $87.4 million after-tax asset and investment impairment in September 2002.

     The financial information for PEC segments for the three and nine months ended September 30, 2003 and 2002 is as follows:

     (in thousands)
     Three Months Ended
     September 30,                                   2003                                         2002
                                   -----------------------------------------    ------------------------------------------
                                   PEC Electric     Other         Total         PEC Electric      Other         Total
                                   -----------------------------------------    ------------------------------------------
     Total revenues                 $ 1,009,889     $   2,392   $ 1,012,281      $ 1,045,180      $   4,304   $ 1,049,484
     Segment profit (loss)              159,998        (3,165)      156,833          179,308        (85,910)       93,398
     Total segment assets           $ 9,736,103     $ 193,030   $ 9,929,133      $ 8,785,416      $ 220,667   $ 9,006,083
     =====================================================================================================================


     (in thousands)
     Nine Months Ended September
     30,                                             2003                                         2002
                                   -----------------------------------------    ------------------------------------------
                                   PEC Electric     Other         Total         PEC Electric     Other          Total
                                   -----------------------------------------    ------------------------------------------
     Total revenues                 $ 2,751,599     $   8,211   $ 2,759,810      $ 2,691,320     $  11,127    $ 2,702,447
     Segment profit (loss)              383,262        (4,037)      379,225          396,530       (88,342)       308,188
     Total segment assets           $ 9,736,103     $ 193,030   $ 9,929,133      $ 8,785,416     $ 220,667    $ 9,006,083
     =====================================================================================================================

3.   IMPACT OF NEW ACCOUNTING STANDARDS

     SFAS No. 148, "Accounting for Stock-Based Compensation"
     For purposes of the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," the estimated fair value of the Company's stock options is amortized to expense over the options' vesting period. PEC's information related to the pro forma impact on earnings assuming stock options were expensed for the three and nine months ended September 30 is as follows:

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
     (in thousands)                                            2003           2002            2003         2002
                                                            ------------  -------------    -----------  ------------
     Earnings for common stock, as reported                   $ 156,833       $ 93,398      $ 379,225     $ 308,188
     Deduct:  Total stock option expense determined under
       fair value method for all awards, net of related
       tax effects                                                2,357          1,018          4,136         2,312
                                                            ------------  -------------    -----------  ------------
     Pro forma earnings for common stock                      $ 154,476       $ 92,380      $ 375,089     $ 305,876
                                                            ============  =============    ===========  ============

     During 2003, the Financial Accounting Standards Board (FASB) has approved certain decisions in conjunction with its stock-based compensation project. Some of the key decisions reached by the FASB were that stock-based compensation should be recognized statement as an expense and that the expense should be measured as of the grant date at fair value. The FASB continues to deliberate additional issues in this project and plans to issue an exposure draft in early 2004.

     Derivative Instruments and Hedging Activities
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies SFAS No. 133 on accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The new guidance incorporates decisions made as part of the Derivatives Implementation Group (DIG) process, as well as decisions regarding implementation issues raised in relation to the application of the definition of a derivative. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. Interpretations and implementation issued with regard to SFAS No. 149 continue to evolve. Based on its analysis and understanding to date, and considering the types of contracts historically entered into, PEC does not anticipate that this statement will have a significant impact on its results of operations or financial position.

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

     In June 2003, the FASB issued final superseding guidance (DIG Issue C20) on this issue, which is significantly different from the tentative superseding guidance that was issued in April 2003. The new guidance is effective October 1, 2003 for PEC. DIG Issue C20 specifies new pricing-related criteria for qualifying as a normal purchase or sale, and it requires a special transition adjustment as of October 1, 2003.

     PEC determined that it has one existing "normal" contract that is affected by this revised guidance. The contract is a purchase power agreement with Broad River LLC, which is a subsidiary of Calpine Corporation. Pursuant to the provisions of DIG Issue C20, PEC will record a pre-tax fair value loss transition adjustment of $37.6 million in the fourth quarter of 2003, which will be reported as a cumulative effect of a change in accounting principle. The subject contract meets the DIG Issue C20 criteria for normal purchase or sale and, therefore, was designated as a normal purchase as of October 1, 2003. The liability of $37.6 million associated with the fair value loss will be amortized to earnings over the term of the related contract.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The financial instruments within the scope of SFAS No. 150 include mandatorily redeemable stock, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for such instruments entered into or modified after May 31, 2003, and was effective for previously issued financial instruments within its scope on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on PEC's financial position or results of operations.

     FIN No. 46, "Consolidation of Variable Interest Entities"
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46). This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN No. 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity's expected losses, (b) receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN No. 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN No. 46 applies immediately to variable interest entities created or obtained after January 31, 2003. During the first nine months of 2003, PEC did not participate in the creation of, or obtain a new variable interest in, any variable interest entity. On October 9, 2003, the FASB issued Staff Position No. FIN 46-6, which allowed for the optional deferral of the effective date of FIN No. 46 from July 1, 2003 until December 31, 2003, for interests held by a public company in variable interest entities created prior to February 1, 2003. Because PEC expects additional transitional guidance to be issued, it has deferred its implementation of FIN No. 46 until December 31, 2003.

     PEC has investments in 14 limited partnerships accounted for under the equity method for which it may be the primary beneficiary. These partnerships invest in and operate low-income housing and historical renovation properties that qualify for federal and state tax credits. PEC has not concluded whether it is the primary beneficiary of these partnerships. These partnerships are partially funded with financing from third party lenders, which is secured by the assets of the partnerships. The creditors of the partnerships do not have recourse to PEC. As of September 30, 2003, the maximum exposure to loss as a result of PEC's investments for these limited partnerships is approximately $15.5 million. PEC expects to complete its evaluation of these partnerships under FIN No. 46 during the fourth quarter of 2003. If PEC had consolidated these 14 entities as of September 30, 2003, it would have recorded an increase to both total assets and total liabilities of approximately $45.8 million.

     PEC is also evaluating several other potential variable interest entities created before January 31, 2003, for which PEC would not be the primary beneficiary based on the current guidance. These arrangements include equity investments in approximately 14 limited partnerships, limited liability corporation and venture capital funds, and two building leases with special purpose entities. If all of these entities were determined to be variable interest entities, the aggregate maximum loss exposure as of September 30, 2003 under these arrangements totals approximately $25.7 million. The creditors of these variable interest entities do not have recourse to the general credit of PEC in excess of the aggregate maximum loss exposure. PEC expects to complete its evaluation of these entities under FIN No. 46 during the fourth quarter of 2003.

     EITF Issue No. 03-04, "Accounting for `Cash Balance' Pension Plans"
     In May 2003, the EITF reached consensus in EITF Issue No. 03-04 to specifically address the accounting for certain cash balance pension plans. The consensus reached in EITF Issue No. 03-04 requires certain cash balance pension plans to be accounted for as defined benefit plans. For cash balance plans described in the consensus, the consensus also requires the use of the traditional unit credit method for purposes of measuring the benefit obligation and annual cost of benefits earned as opposed to the projected unit credit method. PEC has historically accounted for its cash balance plans as defined benefit plans; however, PEC is required to adopt the measurement provisions of EITF 03-04 at its cash balance plans' next measurement date of December 31, 2003. Any differences in the measurement of the obligations as a result of applying the consensus will be reported as a component of actuarial gain or loss. The effect of this standard on PEC is dependent on other factors that also affect the determination of actuarial gains and losses and the subsequent amortization of such gains and losses. However, PEC does not expect the adoption of EITF 03-04 to have a material effect on its results of operations or financial position.

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

     Upon adoption of SFAS No. 143, PEC recorded  asset  retirement  obligations
     (AROs) for nuclear decommissioning of irradiated plant totaling $879.7 million. PEC used an expected cash flow approach to measure these obligations. This amount includes accruals recorded prior to adoption totaling $491.3 million, which were previously recorded in accumulated depreciation. The related asset retirement costs, net of accumulated depreciation, recorded upon adoption totaled $117.3 million. The cumulative effect of adoption of this statement had no impact on the net income of PEC, as the effects were offset by the establishment of a regulatory asset in the amount of $271.1 million, pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The regulatory asset represents the cumulative accretion and accumulated depreciation for the time period from the date the liability would have been recognized had the provisions of this statement been in effect to the date of adoption, less the amount previously recorded.

     Funds set aside in PEC's nuclear decommissioning trust fund for the nuclear decommissioning liability totaled $480.1 million at September 30, 2003 and $423.3 million at December 31, 2002. In accordance with SFAS No. 143, unrealized gains and losses on the nuclear decommissioning trust fund are now included in regulatory liabilities rather than accumulated depreciation. The balance of this regulatory liability as of September 30, 2003 was $84.3 million for PEC.

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

     PEC has previously recognized removal costs as a component of depreciation in accordance with regulatory treatment. As of September 30, 2003, the portion of such costs not representing AROs under SFAS No. 143 was $908.7 million. This amount is included in accumulated depreciation on the accompanying Consolidated Balance Sheets. PEC has collected amounts for non-irradiated areas at nuclear facilities, which do not represent asset retirement obligations. These amounts totaled $65.7 million as of September 30, 2003, which is included in accumulated depreciation on the accompanying Consolidated Balance Sheets.

     PEC filed a request with the NCUC requesting deferral of the difference between expense pursuant to SFAS No. 143 and expense as previously determined by the NCUC. The NCUC granted the deferral of the January 1, 2003 cumulative adjustment. Because the clean air legislation discussed in
     Note 10 under "Air Quality" contained a prohibition against cost deferrals unless certain criteria are met, the NCUC initially denied the deferral of the ongoing effects. During the second quarter of 2003, PEC ceased deferral of the ongoing effects for the six months ended June 30, 2003 related to its North Carolina retail jurisdiction. Pre-tax income for the three and six months ended June 30, 2003 increased by approximately $13.6 million, which represented a decrease in non-ARO cost of removal expense, partially offset by an increase in decommissioning expense. PEC requested reconsideration from the NCUC regarding the ongoing effects. During the third quarter of 2003, the NCUC issued an order allowing the deferral of the ongoing effects and PEC reversed the second quarter income statement impact in accordance with the NCUC's decision. Therefore, the ongoing effects of SFAS No. 143 have no impact on the income of PEC for the nine months ended September 30, 2003.

     On April 8, 2003, the SCPSC approved a joint request by PEC, Duke Energy and South Carolina Electric and Gas Company for an accounting order to authorize the deferral of all cumulative and prospective effects related to the adoption of SFAS No. 143.

5.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2003 was $161.5 million and $384.7 million, respectively. Comprehensive income for the three and nine months ended September 30, 2002 was $89.7 million and $307.9 million, respectively. Changes in other comprehensive income for the periods consisted primarily of changes in fair value of derivatives used to hedge cash flows related to interest on long-term debt.

6.   FINANCING ACTIVITIES

     On April 1, 2003, PEC reduced the size of its existing 364-day credit facility from $285 million to $165 million. The other terms of this facility were not changed. On July 30, 2003, PEC renewed its $165 million 364-day credit agreement. PEC's $285 million three-year credit agreement entered into in 2002 remains in place, for total facilities of $450 million.

     On May 27, 2003, PEC redeemed $150 million of First Mortgage Bonds, 7.5% Series, Due March 1, 2023 at 103.22% of the principal amount of such bonds. PEC funded the redemption with commercial paper.

     On July 14, 2003, PEC announced the redemption of $100 million of First Mortgage Bonds, 6.875% Series Due August 15, 2023 at 102.84%. The date of the redemption was August 15, 2003. PEC funded the redemption with commercial paper.

     On September 11, 2003, PEC issued $400 million of First Mortgage Bonds, 5.125% Series, Due September 15, 2013 and $200 million of First Mortgage Bonds, 6.125% Series, due September 15, 2033. Proceeds from this issuance were used to reduce the balance of PEC's outstanding commercial paper and short-term notes payable to affiliated companies, which represent PEC's borrowings under an internal money pool operated by Progress Energy.

7.   RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     PEC uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio and to hedge interest rates with regard to future fixed rate debt issuances. In March, April, May and June of 2003, PEC entered into treasury rate locks to hedge its exposure to interest rates with regard to a future issuance of fixed-rate debt. These agreements had a computational period of ten years and were designated as cash flow hedges for accounting purposes. These agreements, with a total notional amount of $110 million, were terminated simultaneously with the pricing of the PEC First Mortgage Bonds in September 2003. The $4.2 million gain on the agreements was deferred and is being amortized over the life of the bonds as these agreements had been designated as cash flow hedges for accounting purposes.

     The notional amounts of the above contracts are not exchanged and do not represent exposure to credit loss. In the event of default by a counter party, the risk in the transaction is the cost of replacing the agreements at current market rates. PEC only enters into interest rate swap agreements with banks with credit ratings of single A or better.

8.   REGULATORY MATTERS

     PEC obtained SCPSC and NCUC approval of fuel factors in annual fuel-adjustment proceedings. The SCPSC approved PEC's petition to leave billing rates unchanged from the prior year by order issued March 28, 2003. The NCUC approved an increase of $19.6 million by order issued September 25, 2003.

     On October 16, 2003, PEC made a filing with the North Carolina Utilities Commission (NCUC) to seek permission to defer expenses incurred from Hurricane Isabel and the February 2003 winter storms. As a result of rising storm costs and the frequency of major storm damage, Progress Energy has asked the NCUC to allow the company to create a deferred account in which the company would place expenses incurred as a result of named tropical storms, hurricanes and significant winter storms. The future amortization of such deferred costs would be includable as allowable costs in base rate filings. The Company estimates that it would charge $23.5 million in 2003 from Hurricane Isabel and from current year ice storms to the deferred account, if approved. Any additional major storm activity in 2003 could cause the amount to increase.

9.   OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income, gain on the sale of investments, impairment of investments and other income and expense items as discussed below. The components of other, net as shown on the accompanying Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002 are as follows:

                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
     (in thousands)                                           2003              2002              2003              2002
                                                          --------------    --------------    -------------     -------------
     Other income
     Net financial trading gain (loss)                        $     384          $   (169)        $ (1,139)         $ (1,598)
     Net energy brokered for resale                                 246               440              516               888
     Nonregulated energy and delivery services income             1,632             4,503            5,971            10,069
     AFUDC equity                                                  (728)            2,367            1,136             6,028
     Investment gains                                                 -                 -                -             2,960
     Other                                                        4,000            (3,099)           9,522             3,098
                                                          --------------    --------------    -------------     -------------
         Total other income                                   $   5,534          $  4,042         $ 16,006          $ 21,445
                                                          --------------    --------------    -------------     -------------

      Other expense
     Nonregulated energy and delivery services expenses       $   1,979          $  4,528         $  5,974          $  9,796
     Donations                                                    1,398             1,367            4,043             3,915
     Investment losses                                              558               952            9,202             2,857
     Other                                                        4,789             2,746           10,908             8,747
                                                          --------------    --------------    -------------     -------------
        Total other expense                                   $   8,724          $  9,593         $ 30,127          $ 25,315
                                                          --------------    --------------    -------------     -------------

     Other, net                                               $  (3,190)         $ (5,551)        $(14,121)         $ (3,870)
                                                          ==============    ==============    =============     =============

     Net financial trading gains and losses represent non-asset-backed trades of electricity and gas. Net energy brokered for resale represents electricity purchased for simultaneous sale to a third party. Nonregulated energy and delivery services include power protection services and mass market programs (surge protection, appliance services and area light sales) and delivery, transmission and substation work for other utilities. Investment losses primarily represent losses on limited partnership investment funds.

10.  COMMITMENTS AND CONTINGENCIES

     Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 2002, with respect to the commitments discussed in Note 18 of the financial statements included in PEC's 2002 Annual Report on Form 10-K/A.

     Guarantees

     In 2003, PEC determined that its external funding levels did not fully meet the nuclear decommissioning financial assurance levels required by the NRC. Therefore, PEC obtained parent company guarantees of $276 million to meet the required levels. As of September 30, 2003, management does not believe conditions are likely for performance under the agreements discussed herein.

     PEC has a small amount of guarantees outstanding as of September 30, 2003; however, there have been no significant changes in these amounts since year end.

     Insurance

     PEC is insured against public liability for a nuclear incident. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear plants, PEC, as an owner of nuclear units, can be assessed a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), each company would be subject to pro rata assessments for each reactor owned per occurrence. Effective August 20, 2003, the retroactive premium assessments increased to $100.6 million per reactor from the previous amount of $88.1 million. The total limit available to cover nuclear liability losses increased as well from $9.6 billion to $10.8 billion. The annual retroactive premium limit of $10 million per reactor owned did not change.

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

     There are 9 former MGP sites and 14 other sites or groups of sites associated with PEC that have required or are anticipated to require investigation and/or remediation costs. PEC received insurance proceeds to address costs associated with PEC environmental liabilities related to its involvement with some MGP sites. All eligible expenses related to these are charged against a specific fund containing these proceeds. As of September 30, 2003, approximately $8.7 million remains in this centralized fund with a related accrual of $8.7 million recorded for the associated expenses of environmental issues. As PEC's share of costs for investigating and remediating these sites become known, the fund is assessed to determine if additional accruals will be required. PEC does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what remains in the environmental insurance recovery fund. This is due to the fact that the sites are at different stages: investigation has not begun at three sites, investigation has begun but remediation cannot be estimated at five sites and remediation has begun at one site. PEC measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. The process often involves assessing and developing cost-sharing arrangements with other potentially responsible parties. Once the environmental insurance recovery fund is depleted, PEC will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. Presently, PEC cannot determine the total costs that may be incurred in connection with the remediation of all sites.

     In September 2003, the Company sold NCNG to Piedmont Natural Gas Company, Inc. As part of the sales agreement, the Company retained responsibility to remediate five former NCNG MGP sites to state standards pursuant to an Administrative Order by consent. These sites are anticipated to have investigation or remediation costs associated with them. NCNG had previously accrued approximately $2.2 million for probable and reasonably estimable remediation costs at these sites. These accruals have been recorded on an undiscounted basis. At the time of the sale, the liability for these costs and the related accrual was transferred to a subsidiary of PEC. PEC does not believe it can provide an estimate of the reasonably possible total remediation costs beyond the accrual because two of the five sites have not begun investigation activities. Therefore, PEC cannot currently determine the total costs that may be incurred in connection with the investigation and/or remediation of all sites. Based upon current information, the Company does not expect the future costs at these sites to be material to the Company's financial condition or results of operations.

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

     The EPA is  conducting  an  enforcement  initiative  related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. PEC was asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. During the first quarter of 2003, PEC responded to a supplemental information request from the EPA. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. PEC cannot predict the outcome of the EPA's initiative or its impact, if any, on the Company.

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

     The EPA published a final rule approving petitions under Section 126 of the Clean Air Act. This rule as originally promulgated required certain sources to make reductions in nitrogen oxide emissions by May 1, 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina coal-fired electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the Section 126 petitions. PEC, other utilities, trade organizations and other states participated in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of Appeals ruled in favor of the EPA, which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court in its May 15th decision rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In August 2001, the Court granted a request by PEC and other utilities to delay the implementation of the Section 126 Rule for electric generating units pending resolution by the EPA of the growth factor issue. The Court's order tolls the three-year compliance period (originally set to end on May 1, 2003) for electric generating units as of May 15, 2001. On April 30, 2002, the EPA published a final rule harmonizing the dates for the Section 126 Rule and the NOx SIP Call. In addition, the EPA determined in this rule that the future growth factor estimation methodology was appropriate. The new compliance date for all affected sources is now May 31, 2004, rather than May 1, 2003. The EPA has approved North Carolina's NOx SIP Call rule and has formally proposed to rescind the Section 126 rule. This rulemaking is expected to become final by early 2004. PEC expects a favorable outcome of this matter.

     On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. PEC expects its capital costs to meet these emission targets will be approximately $813 million by 2013. PEC currently has approximately 5,100 MW of coal-fired generation in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utility's total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utilities or unless the utilities persistently earn a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utilities' last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the 10-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. Pursuant to the new law, PEC entered into an agreement with the state of North Carolina to transfer to the state any future emissions allowances acquired as a result of compliance with the new law. The new law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. PEC cannot predict the future regulatory interpretation, implementation or impact of this new law. PEC did not record any clean air amortization in the third quarter of 2003 and recorded approximately $54 million of clean air amortization to date in 2003. Clean air expenditures to date were $16.4 million as of September 30, 2003.

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

     With certain modifications and additional approval by the NRC, PEC's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on its system through the expiration of the current operating licenses for all of its nuclear generating units. Subsequent or prior to the expiration of these licenses, or any renewal of these licenses, dry storage or acquisition of new shipping casks may be necessary. PEC obtained NRC approval to use additional storage space at the Harris Plant in December 2000. PEC is currently in the design phase for adding dry storage capability at the Robinson Plant.

     c) On August 21, 2003, PEC was served as a co-defendant in a purported class action lawsuit styled as Collins v. Duke Energy Corporation, Civil Action No. 03CP404050, in South Carolina's Circuit Court of Common Pleas for the Fifth Judicial Circuit. PEC is one of three electric utilities operating in South Carolina named in the suit. The plaintiffs are seeking damages for the alleged improper use of electric easements but have not asserted a dollar amount for their damage claims. The complaint alleges that the licensing of attachments on electric utility poles, towers and other structures to non-utility third parties or telecommunication companies for other than the electric utilities' internal use along the electric right-of-way constitutes a trespass.

     On September 19, 2003, PEC filed a motion to dismiss all counts of the complaint on substantive and procedural grounds. On October 6, 2003, the plaintiffs filed a motion to amend their complaint. PEC believes the amended complaint asserts the same factual allegations as are in the original complaint and also seeks money damages and injunctive relief.

     The court has not yet held any hearings or made any rulings in this case. PEC intends to vigorously defend itself against the claims asserted by the plaintiffs. PEC cannot predict the outcome of any future proceedings in this case.

     d) PEC is involved in various litigation matters in the ordinary course of business, some of which involve claims for substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. PEC believes the final disposition of pending litigation would not have a material adverse effect on PEC's consolidated results of operations or financial position.

11.  SUBSEQUENT EVENT

     On November 3, 2003, Progress Telecom Corporation (PTC), Progress Telecommunications Corporation (PTC Communications), and Caronet, Inc. (Caronet), all of which are indirectly wholly-owned subsidiaries of Progress Energy, agreed to enter into a Contribution Agreement (Agreement) with EPIK Communications, Inc. (EPIK). EPIK is a wholly-owned subsidiary of Odyssey Telecorp, Inc. (Odyssey). The Company plans to account for this transaction as a business combination.

     Under terms of the Agreement, on November 4, 2003, PTC was converted into a limited liability company and renamed Progress Telecom, LLC (PTC LLC). The Agreement provides that PTC Communications, Caronet and EPIK will contribute substantially all of their assets and transfer certain liabilities to PTC LLC in exchange for membership interests in PTC LLC. Following the contribution of their respective net assets, PTC Communications will hold a 55 percent membership interest in PTC LLC; Caronet will hold a 5 percent membership interest; and EPIK will hold a 40 percent membership interest. After the conbtribution of net assets to PTC LLC, the stock of Caronet will be sold to an affiliate of Odyssey for cash and Caronet will then become an indirect wholly-owned subsidiary of Odyssey. Following consummation of the transactions described above, PTC Communications will hold a 55 percent ownership interest in PTC LLC, and Odyssey will hold a 45 percent ownership interest in PTC LLC through EPIK and Caronet. The Company anticipates closing the transaction by the end of the year; however, the closing of all of these transactions is subject to certain conditions precedent, including receipt of applicable governmental and regulatory permits and approvals.

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

RESULTS OF OPERATIONS

In this section, earnings and the factors affecting earnings for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 are discussed. The discussion begins with a general overview, then separately discusses earnings by business segment.

OVERVIEW

The net income and basic earnings per share of Progress Energy, Inc. (Progress Energy or the Company) were $319.0 million or $1.34 per share and $151.9 million or $0.71 per share for the three months ended September 30, 2003 and 2002, respectively. The Company's net income and basic earnings per share were $679.9 million or $2.88 per share and $405.1 million or $1.89 per share for the nine months ended September 30, 2003 and 2002, respectively.

Net income for the three and nine months ended September 30, 2003 as compared to the same period in 2002 increased primarily due to the inclusion in 2002 of a $224.8 million impairment of assets in the telecommunications business. Absent the impact of the impairment, net income decreased $57.7 million for the three month period and increased $50.0 million for the nine month period. The decrease quarter over quarter was primarily due to milder weather in 2003, higher operations and maintenance (O&M) costs at the utilities, the loss from discontinued operations of NCNG, and the negative impact of the change in the fair value of contingent value obligations. These decreases were partially offset by increased sales of natural gas and higher synthetic fuel earnings. The increase for the nine month period was largely attributable to the impact of levelizing the estimated effective tax rate throughout the year and continued customer growth and usage, partially offset by the impact of the change in the fair value of contingent value obligations, higher O&M costs at the utilities, the net impact of the 2002 Florida rate settlement, and milder weather in 2003.

The Company's segments contributed segment profits or losses for the three and nine months ended September 30, 2003 and 2002 as follows:

------------------------------------------------------------------------------------------------
(in millions)                                 Three Months Ended             Nine Months Ended
                                                 September 30,                  September 30,
------------------------------------------------------------------------------------------------
Business Segment                                2003          2002           2003         2002
------------------------------------------------------------------------------------------------
PEC Electric                                   $160.0        $179.3          $383.3      $396.5
PEF                                             114.3         123.8           246.5       258.3
Fuels                                            79.8          52.1           160.1       140.5
CCO                                              12.7          20.9            23.6        25.5
Rail                                              0.7           0.7            (0.5)        3.0
Other                                            (3.6)       (225.9)           (2.6)     (239.3)
                                        --------------------------------------------------------
    Total Segment Profit                        363.9         150.9           810.4       584.5
Corporate                                       (26.2)          6.2          (125.5)     (181.4)
                                        --------------------------------------------------------
Income from continuing operations               337.7         157.1           684.8       403.1
NCNG discontinued operations                    (18.7)         (5.2)           (4.9)        2.0
                                        --------------------------------------------------------
    Net income                                 $319.0        $151.9          $679.9      $405.1
------------------------------------------------------------------------------------------------
(Totals may not foot due to rounding.)

The significant operating segments and their primary operations are:

o PEC Electric - engaged in the generation, transmission, distribution and sale of electricity primarily in portions of North Carolina and South Carolina (differences between the PEC Electric segment and the PEC consolidated financial information relate to other non-electric operations and elimination entries);
o PEF - engaged in the generation, transmission, distribution and sale of electricity primarily in portions of Florida;
o Fuels - engaged in natural gas production, coal mining and synthetic fuels production;
o Competitive Commercial Operations (CCO) - engaged in nonregulated generation operations and energy marketing;
o Progress Rail Services (Rail) - engaged in various rail and railcar related services; and
o Other Businesses (Other) - engaged in other nonregulated business areas, primarily telecommunications and energy services operations.

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

In March of 2003, the SEC completed an audit of Progress Energy Service Company, LLC (Service Company) and recommended that the Company change its cost allocation methodology for allocating Service Company costs. As part of the audit process, the Company was required to change the cost allocation methodology for 2003 and record retroactive reallocations between its affiliates in the first quarter of 2003 for allocations originally made in 2001 and 2002. This change in allocation methodology and the related retroactive adjustments have no impact on consolidated expense or earnings. The impact on the affiliates is included in the segment discussion that follows. The new allocation methodology, as compared to the previous allocation methodology, generally decreases expenses in the regulated utilities and increases expenses in the nonregulated businesses. The regulated utilities' reallocations are within operation and maintenance (O&M) expense, while the diversified businesses' reallocations are generally within diversified business expenses.

In accordance with an SEC order under PUHCA, effective in the second quarter of 2002, tax benefits not related to acquisition interest expense that were previously held unallocated at the holding company must be allocated to the profitable subsidiaries. The allocation has no impact on the Company's consolidated tax expense or net income. The impacts on the business segments are included in the discussions below and generally decrease the income tax expense for the regulated utilities, while increasing income tax expense for the holding company. The 2002 reallocation included impacts from 2001.

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

Effective January 1, 2003, the Company implemented SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Both electric utilities recorded asset retirement obligations (AROs) in the first quarter of 2003. At September 30, 2003, PEC Electric's AROs totaled $918.4 million and PEF's AROs totaled $315.1 million.

PEC filed a request with the NCUC requesting deferral of the difference between expense pursuant to SFAS No. 143 and expense as previously determined by the NCUC. The NCUC granted the deferral of the January 1, 2003, cumulative adjustment. Because the clean air legislation enacted in North Carolina contained a prohibition against cost deferrals unless certain criteria are met, the NCUC initially denied the deferral of the ongoing effects. During the second quarter of 2003, PEC ceased deferral of the ongoing effects related to its North Carolina retail jurisdiction. Pre-tax income for the six months ended June 30, 2003 increased by approximately $13.6 million, which represented a decrease in non-ARO cost of removal expense, partially offset by an increase in decommissioning expense. This second quarter earnings impact was reversed in the third quarter when the NCUC issued an order allowing the deferral of the ongoing effects of SFAS No. 143.

On April 8, 2003, the SCPSC approved a joint request by PEC Electric, Duke Energy and South Carolina Electric and Gas Company for an accounting order to authorize the deferral of all cumulative and prospective effects related to the adoption of SFAS No. 143.

On January 23, 2003, the Staff of the FPSC issued a notice of proposed rule development to adopt provisions relating to accounting for asset retirement obligations under SFAS No. 143. Accompanying the notice was a draft rule presented by the staff which adopts the provisions of SFAS No. 143 along with the requirement to record the difference between amounts prescribed by the FPSC and those used in the application of SFAS No. 143 as regulatory assets or regulatory liabilities, which was accepted by all parties. Therefore, the adoption of the statement had no impact on the income of PEF due to the establishment of a regulatory liability pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." A final order was approved in the third quarter of 2003.

PROGRESS ENERGY CAROLINAS ELECTRIC

PEC Electric contributed segment profits of $160.0 million and $179.3 million in the three months ended September 30, 2003 and 2002, respectively, and $383.3 million and $396.5 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in the three months ended September 30, 2003 as compared to the same period in 2002 is primarily due to milder weather conditions which suppressed sales across most customer classes and higher storm and other O&M costs, partially offset by higher customer growth and usage and the effect of the tax benefit reallocation from Corporate. The decrease in the nine months ended September 30, 2003 as compared to the same period in 2002 is primarily due to milder weather, O&M costs related to the ice storms in the first quarter of 2003 and Hurricane Isabel in the third quarter of 2003 and higher benefit costs. These unfavorable impacts are offset partially by strong wholesale sales, retail growth and usage and lower interest charges.

On October 16, 2003, PEC made a filing with the North Carolina Utilities Commission (NCUC) to seek permission to defer expenses incurred from Hurricane Isabel and the February 2003 winter storms. As a result of rising storm costs and the frequency of major storm damage, Progress Energy has asked the NCUC to allow the company to create a deferred account in which the company would place expenses incurred as a result of named tropical storms, hurricanes and significant winter storms. The future amortization of such deferred costs would be includable as allowable costs in base rate filings. The Company estimates that it would charge $23.5 million in 2003 from Hurricane Isabel and from current year ice storms to the deferred account, if approved. Any additional major storm activity in 2003 could cause the amount to increase.

PEC's electric revenues for the three and nine months ended September 30, 2003 and 2002 and the amount and percentage change by customer class are as follows:

------------------------------------------------------------------------------------------------------------------
(in millions of $)                 Three Months Ended September 30,           Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------
Customer Class                 2003      Change     % Change    2002       2003     Change    % Change    2002
------------------------------------------------------------------------------------------------------------------
Residential                  $   385.5   $    0.9    0.2%     $   384.6  $   990.1    $ 37.7       4.0% $   952.3
Commercial                       250.0        5.4    2.2%         244.6      649.7      19.0       3.0%     630.8
Industrial                       178.9       (4.1)  (2.2%)        183.0      481.5      (7.4)     (1.5%)    488.9
Governmental                      23.9        0.5    2.1%          23.4       60.3       1.4       2.4%      58.9
                            ----------------------            -------------------------------           ----------
    Total retail revenues        838.3        2.7    0.3%         835.6    2,181.6      50.7       2.4%   2,130.9
Wholesale                        174.3      (19.6) (10.1%)        193.9      537.9      44.7       9.1%     493.2
Unbilled                         (24.4)     (18.6)     -           (5.8)     (31.9)    (40.4)       -         8.5
Miscellaneous                     21.7        0.2    0.9%          21.5       64.0       5.3       9.0%      58.7
                            ----------------------            -------------------------------           ----------
  Total electric revenues    $ 1,009.9   $ (35.3)   (3.4%)    $ 1,045.2  $ 2,751.6    $ 60.3       2.2% $ 2,691.3
------------------------------------------------------------------------------------------------------------------

PEC's electric energy sales for the three and nine months ended September 30, 2003 and 2002 and the amount and percentage change by customer class are as follows:

------------------------------------------------------------------------------------------------------------------------
(in thousands of mWh)              Three Months Ended September 30,              Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------
Customer Class                 2003       Change      % Change     2002      2003      Change     % Change      2002
--------------------------------------- ----------- ------------ -------------------- ---------- ------------ ----------
Residential                      4,424        (61)    (1.4%)         4,485    12,063        331         2.8%     11,732
Commercial                       3,687         12      0.3%          3,675     9,616        124         1.3%      9,492
Industrial                       3,414       (155)    (4.3%)         3,569     9,616       (301)       (3.0%)     9,917
Governmental                       420         (5)    (1.2%)           425     1,081         (7)       (0.6%)     1,088
                            ----------- -----------              -------------------- ----------              ----------
    Total retail energy sales   11,945       (209)    (1.7%)        12,154    32,376        147         0.5%     32,229
Wholesale                        3,950       (580)   (12.8%)         4,530    11,870        514         4.5%     11,356
Unbilled                          (465)      (247)       -            (218)     (549)      (576)          -          27
                            ----------- -----------              -------------------- ----------              ----------
    Total mWh sales             15,430     (1,036)    (6.3%)        16,466    43,697         85         0.2%     43,612
--------------------------------------- ----------- ------------ -------------------- ---------- ------------ ----------

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Milder weather in 2003 accounted for a retail revenue decline of approximately $25 million, excluding fuel revenues which are primarily offset by fuel expenses and thus have no earnings impact, with the average cooling degree days declining 16% when comparing the three months ended September 30, 2003 to the same period in 2002. Retail customer growth and usage, excluding the impact of weather and the effect of fuel costs, accounted for $4.8 million of additional revenue in the three months ended September 30, 2003 as compared to the same period in 2002. PEC Electric had approximately 1,319,000 retail customers at September 30, 2003, which represents an increase of 22,000 from September 30, 2002. The wholesale revenues decline is primarily attributable to a milder summer in 2003 as compared to 2002.

O&M costs were $205.7 million for the three months ended September 30, 2003, which represents a $22.0 million increase compared to the same period in 2002. Included in the 2003 spending is $13.5 million associated with Hurricane Isabel restoration efforts. Rising benefit costs also negatively impacted O&M in 2003.

Income tax expense was $86.5 million for the three months ended September 30, 2003, a $23.5 million decrease compared to the same period in 2002. This variance is due to an $8.0 million higher tax benefit reallocation in the three months ended September 30, 2003 compared to the same period in 2002 and by the tax impact of lower pre-tax income.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Mild weather in North and South Carolina during the late spring and summer months of 2003 more than offset the favorable impact of colder weather experienced in the first quarter of 2003, with a total unfavorable revenue impact in the retail markets from weather of approximately $38.1 million excluding the effect of fuel costs. Favorable wholesale revenues and retail customer growth and usage, excluding the effect of weather, partially offset the unfavorable weather impact. The wholesale favorability is primarily attributable to weather-related sales of energy to the Northeastern United States markets during the first half of 2003.

O&M costs increased $34.8 million when compared to $571.0 million for the nine months ended September 30, 2002, primarily due to $10.9 million of ice storm costs in the first quarter of 2003, $13.6 million of hurricane restoration costs in September 2003, $21.5 million of costs associated with a planned nuclear outage in 2003 and continued increases in benefit costs. These increases were partially offset by a decrease in operation and maintenance expense of $15.9 million related to the previously discussed reallocation of prior years' Service Company costs, as required by the SEC.

Depreciation  and  amortization  expense  increased  $10.4  million  compared to depreciation and amortization expense of $405.4 million for the nine months ended September 30, 2002. This increase results from $53.6 million of clean air amortization in 2003 and $15.7 million of depreciation on additional assets placed into service. These increases are partially offset by a $54.8 million reduction in accelerated nuclear amortization. The clean air and accelerated nuclear amortization programs allow flexibility in the amount amortized each year. Both programs are currently meeting the appropriate amortization requirements. The Company currently expects to recognize approximately $90 million of clean air amortization in 2003.

Other income and expense was $4.6 million of expense for the nine months ended September 30, 2003 compared to $3.8 million of income during the nine months ended September 30, 2002. The primary driver of the unfavorability was $10.0 million of losses on limited partnership investment funds recorded during the nine months ended September 30, 2003.

Interest expense was $143.3 million for the nine months ended September 30, 2003, which represents a decrease of $18.3 million. This decrease was due to both a decrease in average outstanding debt and slightly lower interest rates.

Income tax expense was $196.5 million for the nine months ended September 30, 2003 as compared to $190.0 million for the nine months ended September 30, 2002. This variance is due to the tax impact of changes in pre-tax income and a $9.2 million lower tax benefit reallocation for the nine months ended September 30, 2003 compared to the same period in 2002.

PROGRESS ENERGY FLORIDA

PEF contributed segment profits of $114.3 million and $123.8 million in the three months ended September 30, 2003 and 2002, respectively, and $246.5 million and $258.3 million in the nine months ended September 30, 2003 and 2002, respectively. The decrease in profits for the three months ended September 30, 2003 when compared to 2002 is primarily due to increased pension expense and an unfavorable impact of the tax benefit reallocation from Corporate, partially offset by favorable interest charges. Weather had a slight negative impact, but was offset by customer growth and usage. The decrease in profits when comparing the nine months periods results primarily from the net impact of the 2002 rate settlement and higher pension expense, partially offset by a slightly favorable weather impact, improved customer growth and usage and favorable interest charges.

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

PEF's electric revenues for the three and nine months ended September 30, 2003 and 2002 and the amount and percentage change by customer class are as follows:

------------------------------------------------------------------------------------------------------------------
(in millions of $)              Three Months Ended September 30,             Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------
Customer Class                 2003      Change     % Change    2002       2003     Change    % Change    2002
------------------------------------------------------------------------------------------------------------------
Residential                    $ 501.8      $32.0     6.8%        $469.8  $ 1,300.3     $55.6    4.5%    $ 1,244.7
Commercial                       214.3       14.8     7.4%         199.5      556.7       7.0    1.3%        549.7
Industrial                        56.9        4.3     8.2%          52.6      160.4       2.7    1.7%        157.7
Governmental                      49.3        4.2     9.3%          45.1      133.1       4.6    3.6%        128.5
Retroactive rate refund              -          -       -              -          -      35.0     -          (35.0)
Revenue sharing/rate
 refund                            4.1        4.1       -              -     (23.9)     (23.9)    -              -
                            ----------------------            -------------------------------           ----------
    Total retail revenues        826.4       59.4     7.7%         767.0    2,126.6      81.0    4.0%      2,045.6
Wholesale                         51.8       (6.1)  (10.5%)         57.9      172.9       6.8    4.1%        166.1
Unbilled                          (3.9)     (12.3)      -            8.4        2.7     (17.5)    -           20.2
Miscellaneous                     29.8       (0.5)   (1.7%)         30.3       96.9      12.8   15.2%         84.1
                            ----------------------            -------------------------------           ----------
    Total electric revenues    $ 904.1      $40.5     4.7%        $863.6  $ 2,399.1     $83.1    3.6%    $ 2,316.0
------------------------------------------------------------------------------------------------------------------

PEF's electric energy sales for the three and nine ended September 30, 2003 and 2002 and the amount and percentage change by customer class are as follows:

------------------------------------------------------------------------------------------------------------------
(in thousands of mWh)              Three Months Ended September 30,               Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------
Customer Class                 2003      Change     % Change    2002       2003     Change    % Change    2002
------------------------------------------------------------------------------------------------------------------
Residential                      5,739        236    4.3%         5,503     14,996       918    6.5%       14,078
Commercial                       3,334        127    4.0%         3,207      8,727       208    2.4%        8,519
Industrial                       1,028         45    4.6%           983      2,951        92    3.2%        2,859
Governmental                       805         46    6.1%           759      2,204       109    5.2%        2,095
                            ----------------------            -------------------------------           ----------
    Total retail energy sakes   10,906        454    4.3%        10,452     28,878     1,327    4.8%       27,551
sales
Wholesale                        1,006        (14)  (1.4%)        1,020      3,172       196    6.6%        2,976
Unbilled                          (112)      (326)     -            214        441      (248)    -            689
                            ----------------------            -------------------------------           ----------
    Total mWh sales             11,800        114    1.0%        11,686     32,491     1,275    4.1%       31,216
------------------------------------------------------------------------------------------------------------------

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Retail revenues, excluding fuel revenues of $370.0 million and $332.1 million for the three months ended September 30, 2003 and 2002, respectively, increased $21.5 million as a result of favorable customer growth, partially offset by lower customer usage. Fuel revenues, which are primarily offset by fuel expenses and thus have no earnings impact, increased compared to the prior year primarily due to increased generation and higher fuel prices.

Operations and maintenance (O&M) costs increased $16.7 million, when compared to the $146.8 million incurred during the three months ended September 30, 2002. This increase is primarily related to increased pension expense and other benefit costs.

Depreciation and amortization increased $8.7 million when compared to the $73.4 million incurred during the three months ended September 30, 2002 primarily due to additional depreciable assets placed in service.

Interest charges decreased $17.7 million when compared to $25.8 million incurred in the three months ended September 2002 primarily due to the reversal of a regulatory liability for accrued interest related to previously resolved tax matters.

Income tax expense increased $6.2 million when compared to $56.0 million incurred during three months ended September 30, 2002 primarily from the $10.1 million lower tax benefit reallocation, in accordance with an SEC order, partially offset by lower pretax income.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Retail revenues, excluding fuel revenues of $945.3 million and $898.9 million for the nine months ending September 30, 2003 and 2002, respectively, increased primarily due to the impact of the $35.0 million retroactive rate refund that was recognized in 2002 as part of the settlement agreement, continued customer growth and usage and favorable weather. Partially offsetting these gains were the impact of the 9.25% rate reduction, the 2002 revenue sharing refund which was resolved in 2003, and the 2003 revenue sharing accrual, all of which are discussed previously. The average number of customers for the nine months ended September 30, 2003 increased by approximately 35,200 or 2.4% in 2003 as compared to the same period in 2002.

O&M costs increased $24.8 million when compared to the $433.4 million incurred during the nine months ended September 30, 2002 primarily due to increased pension expenses and other benefit costs.

Depreciation and amortization increased $23.0 million when compared to the $218.0 million incurred during the nine months ended September 30, 2002 primarily due to increased assets placed into service, which accounted for $12.1 million of the increase, and the amortization of a purchased power contract. This purchased power was completely amortized as of September 30, 2003. The amortization of the purchased power contract is recovered through a cost recovery clause and therefore has no impact on earnings.

Interest charges decreased $19.6 million when compared to the $82.1 million incurred during the nine months ended September 30, 2002 primarily due to the reversal of a regulatory liability for accrued interest related to previously resolved tax matters.

Income tax expense decreased $7.9 million when compared to the $135.0 million incurred during the nine months ended September 30, 2002. Fluctuations in income tax expense result from the tax benefit reallocation and lower pretax income.

DIVERSIFIED BUSINESSES

The Company's diversified businesses consist of the Fuels segment, the CCO segment, the Rail segment, Other segment. These businesses are explained in more detail below.

FUELS

The Fuels segment's operations include synthetic fuels production, natural gas production, coal extraction and terminals operations. Fuels' results for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 were impacted most significantly by the increase in gas production and, for the nine months then ended, by the timing of synthetic fuels production.

         The following summarizes Fuels' segment profits for the three and nine months ended September 30, 2003 and 2002.

-----------------------------------------------------------------------------------------------------------
                                       Three Months Ended September 30,   Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------------------
(in millions)                                2003              2002             2003             2002
-----------------------------------------------------------------------------------------------------------
  Synthetic fuel operations                    $58.7          $48.7            $125.9          $131.8
  Gas production                                11.1            2.5              25.8             3.7
  Coal fuel and other operations                10.0            0.9               8.4             5.0
                                      ---------------------------------------------------------------------
     Segment Profits                           $79.8          $52.1            $160.1          $140.5
-----------------------------------------------------------------------------------------------------------

Synthetic Fuel Operations

The synthetic fuels operations generated net profits of $58.7 million and $48.7 million in the three months ended September 30, 2003 and 2002, respectively, and $125.9 million and $131.8 million in the nine months ended September 30, 2003 and 2002, respectively. The production and sale of synthetic fuel generate operating losses, but qualify for tax credits under Section 29 of the Code, which more than offset the effect of such losses. In late June 2003, the IRS announced that field auditors had raised questions associated with synthetic fuel manufactured at the Colona facility regarding the scientific validity of test procedures and results used to verify a significant chemical change, which is a requirement of the synthetic fuel program. In October 2003, the National Office of the IRS informed the Company it had rejected challenges regarding whether the synthetic fuels produced at the Colona facility was the result of a significant chemical change. After an extensive review of the process and analysis involved, the National Office concluded that the experts, who test the synthetic fuel for chemical change, use reasonable scientific methods to reach their conclusions. See Note 15 to the Progress Energy Notes to the Consolidated Interim Financial Statements.

The following summarizes the synthetic fuel operations for the three and nine months ended September 30, 2003 and 2002.

-----------------------------------------------------------------------------------------------------------
                                           Three Months Ended September 30, Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------------------
(in millions)                                           2003           2002          2003            2002
-----------------------------------------------------------------------------------------------------------
Tons produced                                            3.0            3.0           7.9             9.4
                                          -----------------------------------------------------------------

Operating losses, excluding tax credits              $ (34.0)       $ (30.0)       $(97.5)       $ (122.0)
Tax credits generated                                   92.7           78.7         223.4           253.8
                                          -----------------------------------------------------------------
    Net profits                                      $  58.7        $  48.7        $125.9        $  131.8
-----------------------------------------------------------------------------------------------------------

The change in synthetic fuel production between the nine months ended September 30, 2003 and the nine months ended September 30, 2002 is primarily due to an internal change in the synthetic fuel production pattern for 2003. The Company anticipates total synthetic fuel production of approximately 12 million tons for 2003, which is comparable to 2002 production levels. The 2003 tax credits also include a $12.7 million favorable true-up from 2002.

Gas Production

Gas operations generated profits of $11.1 million and $2.5 million in the three months ended September 30, 2003 and 2002, respectively, and $25.8 million and $3.7 million in the nine months ended September 30, 2003 and 2002, respectively. The increase in production resulting from the acquisitions of Westchester Gas in 2002 and North Texas Gas in the first quarter of 2003 drove increased revenue and earnings in 2003 as compared to 2002. In October 2003, the Company completed the sale of certain gas producing properties owned by Mesa Hydrocarbons, LLC for net proceeds of approximately $97 million. See Note 3B of the Progress Energy Notes to the Consolidated Interim Financial Statements for a further discussion of this sale. The following summarizes the gas production and revenues for the three and nine months ended September 30, 2003 and 2002 by production facility.

--------------------------------------------------------------------------------------------------------
             Gas Production         Three Months Ended September 30,   Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------
(in millions of cubic feet)                        2003         2002              2003           2002
------------------------------------------------------------------------------------------------------
  Mesa                                              1.3          1.6               4.4            4.2
  Westchester Gas                                   3.3          1.9               9.1            2.4
  North Texas Gas                                   3.0            -               4.6              -
                                    ------------------------------------------------------------------
     Total gas production                           7.6          3.5              18.1            6.6
------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
                Gas Sales           Three Months Ended September 30,   Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------
(in millions)                                      2003         2002              2003           2002
------------------------------------------------------------------------------------------------------
  Mesa                                            $ 4.0        $ 3.7            $ 12.8          $10.3
  Westchester Gas                                  16.4          5.8              45.0            7.4
  North Texas Gas                                  14.0            -              24.4              -
  Other                                             1.8          1.6               4.4            2.4
                                    ------------------------------------------------------------------
     Total gas sales                              $36.2        $11.1            $ 86.6          $20.1
------------------------------------------------------------------------------------------------------

COMPETiTIVE COMMERCIAL OPERATIONS

CCO generates and sells electricity to the wholesale market through nonregulated plants. These operations also include marketing activities.

----------------------------------------------------------------------
                      Three Months Ended         Nine Months Ended
(in millions)            September 30,             September 30
----------------------------------------------------------------------
                      2003         2002        2003         2002
                    --------------------------------------------------
Total Sales          $ 66.7       $ 44.3     $ 137.5        $ 77.3
Segment Profits      $ 12.7       $ 20.9     $  23.6        $ 25.5
----------------------------------------------------------------------

Generating capacity increased from 1,554 megawatts at September 30, 2002 to 3,100 megawatts at September 30, 2003, with the Effingham, Rowan Phase 2 and Washington plants being placed into service during 2003.

The increase in revenue for the three and nine months ended September 30, 2003 when compared to the same periods in 2002 is primarily due to increased contracted capacity on newly constructed plants and energy revenue from a new full-requirements power supply agreement. The increase during the nine months ended September 30, 2003 in revenue and earnings is also related to a tolling agreement termination payment received in the first quarter of 2003. The revenue increases related to higher volumes were partially offset by higher depreciation costs of $8.6 million and $12.2 million for the three and nine months ended September 30, 2003, when compared to the same periods in 2002, related to the additional facilities and by increases in interest charges, other fixed costs and costs allocated from the Service Company. Additionally CCO capitalized interest of $2.5 million and $10.5 million in the three and nine months ended September 30, 2003, compared to $12.7 million and $14.5 million for the same periods in 2002.

In the second quarter of 2003, PVI acquired from Williams Energy Marketing and Trading a full-requirements power supply agreement with Jackson Electric Membership Corp. (Jackson) in Georgia for $188 million, which resulted in additional revenues of $10.8 million and $13.4 million for the three and nine months ended September 30, 2003 when compared to the same periods in 2002.

The Company has contracts for 68%, 85% and 50% of planned production capacity for 2003 through 2005, respectively. The 2005 decline results from the expiration of four tolling contracts. The Company continues to pursue opportunities with both current customers and other potential customers.

The 466-megawatt Rowan combined cycle unit and the 600-megawatt Washington combustion turbine facilities were completed and placed into service in June 2003. The Washington plant has a tolling agreement with LG&E Power Trading & Marketing through December 31, 2004. The 480-megawatt Effingham combined cycle facility was placed into service in August 2003 and completes CCO's nonregulated build-out with a total capacity of 3,100 megawatts.

RAIL

Rail's operations include railcar and locomotive repair, trackwork, rail parts reconditioning and sales, scrap metal recycling, railcar leasing and other rail related services. The Company intends to sell the assets of Railcar Ltd., a leasing subsidiary, in 2003 and has classified these assets as assets held for sale at September 30, 2003. See Note 3C of the Progress Energy Notes to the Consolidated Interim Financial Statements.

Progress Rail contributed segment profit of $0.7 million for both the three months ended September 30, 2003 and 2002, respectively, and a segment loss of $0.5 million and segment profit of $3.0 million for the for the nine months ended September 30, 2003 and 2002, respectively. As a result of an SEC order, Rail incurred additional Service Company allocations during the three and nine months ended September 30, 2003, respectively, when compared to the same periods in 2002. These increased costs were partially offset by improvements in the recycling business and reduced operating costs.

An SEC order approving the merger of FPC required the Company to divest Rail by November 30, 2003. The Company is pursuing alternatives, but does not expect to find the right divestiture opportunity by that date. Therefore, the Company sought, and in October 2003, was granted approval of, a three year extension from the SEC.

OTHER BUSINESSES SEGMENT

Progress Energy's Other segment primarily includes the operations of SRS and Telecom. SRS is engaged in providing energy services to industrial, commercial and institutional customers to help manage energy costs and currently focuses its activities in the southeastern United States. Telecom provides broadband capacity services, dark fiber and wireless services in Florida and the eastern United States.

The Other segment contributed segment losses of $3.6 million and $225.9 million in the three months ended September 30, 2003 and 2002, respectively, and $2.6 million and $239.3 million in the nine months ended September 30, 2003 and 2002, respectively. Included in the 2002 segment losses is an asset impairment and other charges in the telecommunications business of $224.8 million.

CORPORATE SERVICES

Corporate Services includes the operations of the Holding Company, the Service Company, and consolidation entities, as summarized below.

-----------------------------------------------------------------------------------------
                                       Three Months Ended           Nine Months Ended
                                          September 30,               September 30,
-----------------------------------------------------------------------------------------
Income (expense) in millions           2003          2002        2003          2002
-----------------------------------------------------------------------------------------
  Other interest expense                $ (77.5)     $ (66.6)   $ (221.8)      $ (213.3)
  Contingent value obligations             (3.9)         9.4        (3.9)          22.2
  Tax levelization                         35.4         39.1        40.8          (40.5)
  Tax reallocation                         (9.1)        (4.1)      (27.9)         (37.1)
  Other income taxes                       31.4         24.0        93.5           90.3
  Other income (expenses)                  (2.5)         4.4        (6.2)          (3.0)
                                     ----------------------------------------------------
    Segment profit (loss)               $ (26.2)     $   6.2    $ (125.5)      $ (181.4)
-----------------------------------------------------------------------------------------

Progress Energy issued 98.6 million contingent value obligations (CVOs) in connection with the 2000 FPC acquisition. Each CVO represents the right to receive contingent payments based on the performance of four synthetic fuel facilities owned by Progress Energy. The payments, if any, are based on the net after-tax cash flows the facilities generate. At September 30, 2003 and 2002, the CVOs had fair market values of approximately $17.8 million and $13.8 million, respectively. Progress Energy recorded an unrealized loss of $3.9 million and unrealized gain of $9.4 million for the three months ended September 30, 2003 and 2002, respectively, to record the changes in fair value of the CVOs, which had average unit prices of $0.18 and $0.20 at September 30, 2003 and 2002, respectively. A $3.9 million unrealized loss and a $22.2 unrealized gain was recorded for the for the nine months ended September 30, 2003 and 2002, respectively.

GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was decreased by $35.4 million and $39.1 million for the three months ended September 30, 2003 and 2002, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. Income tax expense was decreased by $40.8 million and increased $40.5 million for the nine months ended September 30, 2003 and 2002, respectively. The tax credits associated with the Company's synthetic fuel operations primarily drive the required levelization amount. Fluctuations in estimated annual earnings and tax credits can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

DISCONTINUED OPERATIONS

In 2002, the Company approved the sale of NCNG and the Company's equity investment in ENCNG to Piedmont Natural Gas Company, Inc. As a result of this action, the operating results of NCNG were reclassified to discontinued operations for all reportable periods. A $29.4 million after-tax estimated loss on the sale of the assets was recognized in the fourth quarter of 2002. The sale closed on September 30, 2003, at which time an additional after-tax loss of $8.9 million was recognized. Net proceeds of approximately $450 million from the sale of NCNG and ENCNG were used to reduce outstanding short-term debt.

LIQUIDITY AND CAPITAL RESOURCES

Progress Energy, Inc.

Cash provided by operating activities increased $143 million for the nine months ended September 30, 2003, when compared to the corresponding period in the prior year. The increase in cash from operating activities for the 2003 period is due to reduced working capital needs at PVI and Progress Fuels, which offset lower cash from operations at the utility operations. The lower working capital requirements were due largely to reduced inventory levels at Progress Fuels.

Net cash used in investing activities decreased $644 million for the nine months ended September 30, 2003, when compared to the corresponding period in the prior year. The decrease in cash used in investing activities is primarily due to the receipt of approximately $450 million from the sale of NCNG and ENCNG in September which was used to reduce debt. In addition, lower capital spending at PVI, which acquired generating assets from LG&E in February 2002 for approximately $350 million, contributed to the decrease.

During the first nine months of 2003, $476 million was spent in diversified business property additions. This amount includes the acquisition of the natural gas reserves in February 2003 for $148 million. In addition to the $476 million spent on diversified business property additions, PVI also purchased a wholesale energy supply contract for approximately $190 million.

The increase in operating cash flow and lower capital expenditures resulted in an increase of $787 million of net cash flow before common dividend payments and other financing activity for the nine month period ending September 30, 2003 compared with the corresponding period for the prior year.

On February 21, 2003,  PEF issued $425 million of First  Mortgage  Bonds,  4.80%
Series, Due March 1, 2013 and $225 million of First Mortgage Bonds, 5.90% Series, Due March 1, 2033. Proceeds from this issuance were used to repay the balance of its outstanding commercial paper, to refinance its secured and unsecured indebtedness, including $70 million of PEF's First Mortgage Bonds 6.125% Series, Due March 1, 2003, which were retired on March 1, 2003, and to redeem on March 24, 2003, the $150 million aggregate outstanding balance of its 8% First Mortgage Bonds due 2022 at 103.75% of the principal amount of such bonds.

In March 2003, Progress Genco Ventures, LLC (Genco), a wholly-owned subsidiary of PVI, terminated its $50 million working capital credit facility. A related construction facility initially provided for Genco to draw up to $260 million. The amount outstanding under this facility is $241 million as of September 30, 2003. During the three months ended September 30, 2003 Genco determined it did not need to make any additional draws under this facility.

On April 1, 2003, PEF entered into a new $200 million 364-day credit agreement and a new $200 million three-year credit agreement, replacing its prior credit facilities (which had been a $90 million 364-day facility and a $200 million five-year facility). The new PEF credit facilities contain a defined maximum total debt to total capital ratio of 65%; as of September 30, 2003 the calculated ratio, as defined, was 51.3%. The new credit facilities also contain a requirement that the ratio of EDITDA, as defined in the facilities, to interest expense to be at least 3 to 1; as of September 30, 2003 the calculated ratio, as defined, was 8.1 to 1.

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

On July 1, 2003, $110 million of PEF's First Mortgage Bonds, 6.0% Series, Due July 1, 2003 and $35 million of PEF's medium-term notes, 6.62% Series, matured. PEF funded the redemption with commercial paper.

On August 15, 2003, PEC redeemed $100 million of First Mortgage Bonds, 6.875% Series Due August 15, 2023 at 102.84%.

On August 27, 2003, Standard & Poor's (S&P) credit rating agency announced that it had lowered its corporate credit rating on Progress Energy Inc., PEC, PEF, and Florida Progress to BBB from BBB+. The outlook of the ratings was changed from negative to stable. These changes have not had a material impact on the companies' access to capital or their financial results.

On September 11, 2003, PEC issued $400 million of First Mortgage Bonds, 5.125% Series, Due September 15, 2013 and $200 million of First Mortgage Bonds, 6.125% Series, Due September 15, 2033. Proceeds from this issuance were used to reduce the balance of PEC's outstanding commercial paper, and short-term notes payable to affiliated companies, which notes represent PEC's borrowings under an internal money pool operated by Progress Energy.

In October 2003, the Company received net proceeds of approximately $97 million for the sale of its Mesa gas properties located in Colorado.

On October 31, 2003, PEF announced the redemption of $100 million of its First Mortgage Bonds, 7% Series Due 2023 at 103.19% of the principal amount of such bonds. PEF intends to redeem the bonds on December 1, 2003 with commercial paper proceeds.

For the three months ended September 30, 2003, the Company issued  approximately
2.7 million shares representing approximately $112 million in proceeds from its Investor Plus Stock Purchase Plan and its employee benefit plans. For the nine months ended September 30, 2003, the Company has issued approximately 6.9 million shares through these plans, resulting in approximately $284 million of cash proceeds.

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

Future Commitments

As of September 30, 2003, the current portion of long-term debt of $868 million includes $500 million of Progress Energy's 6.55% senior unsecured notes due March 1, 2004. The Company expects to have sufficient commercial paper capacity to retire this issue due to the application of net proceeds from the sale of NCNG in September 2003 to reduce commercial paper balances. The current portion of long-term debt also includes $300 million of secured debt issued by PEC. These amounts are expected to be refinanced or retired through commercial paper, capital market transactions and with internally-generated funds.

As of September 30, 2003, Progress Energy's guarantees issued on behalf of third parties were approximately $26.4 million.

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

The Plan provides that all retail base revenues between an established threshold and cap will be shared on a 2/3 - 1/3, customer/shareholder basis. All retail base rate revenues above the retail base rate revenue caps established for each year will be refunded 100% to retail customers on an annual basis. The retail base revenue cap for 2003 is $1.393 billion and will increase $37 million each year thereafter. As of December 31, 2002, $4.7 million was accrued and was refunded to customers in March 2003. On February 24, 2003, the parties to the Agreement filed a motion seeking an order from the FPSC to enforce the Agreement. In this motion, the parties disputed PEF's calculation of retail revenue subject to refund and contended that the refund should have been approximately $23 million. On July 9, 2003, the FPSC ruled that PEF must provide an additional $18.4 million to its retail customers related to the 2002 revenue sharing calculation. PEF recorded this refund in the second quarter of 2003 as a charge against electric operating revenue and refunded this amount by October 31, 2003. For the nine months ended September 30, 2003, PEF has recorded an additional accrual of $5.4 million related to estimated 2003 revenue sharing.

Synthetic Fuels Tax Credits

Progress Energy, through its subsidiaries, produces a coal-based solid synthetic fuel. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. Any synthetic fuel tax credit amounts not utilized are carried forward indefinitely. All of Progress Energy's synthetic fuel facilities have received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. These tax credits are subject to review by the IRS, and if Progress Energy fails to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows. Additionally, the ability to use tax credits currently being carried forward could be denied. Total Section 29 credits generated to date (including those generated by FPC prior to its acquisition by the Company) are approximately $1.121 billion, of which $489.1 million have been used and $631.9 million are being carried forward as of September 30, 2003. The current Section 29 tax credit program expires at the end of 2007.

One synthetic fuel entity, Colona Synfuel Limited Partnership, L.L.L.P. (Colona), from which the Company (and FPC prior to its acquisition by the Company) has been allocated approximately $286.6 million in tax credits to date, is being audited by the IRS. The audit of Colona was expected. The Company is audited regularly in the normal course of business, as are most similarly situated companies.

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

In June 2003, the Company was informed that IRS field auditors had raised questions regarding the chemical change associated with coal-based synthetic fuel manufactured at its Colona facility and the testing process by which the chemical change is verified. (The questions arose in connection with the Company's participation in the PFA program.) The chemical change and the associated testing process were described as part of the PLR request for Colona. Based on that application, the IRS ruled in Colona's PLR that the synthetic fuel produced at Colona undergoes a significant chemical change and thus qualifies for tax credits under Section 29.

In October 2003, the National Office of the IRS informed the Company that it had rejected the IRS field auditors' challenges regarding whether the synthetic fuel produced at the Company's Colona facility was the result of a significant chemical change. The National office had concluded that the experts, engaged by Colona who test the synthetic fuel for chemical change, use reasonable scientific methods to reach their conclusions. Accordingly, the National Office will not take any adverse action on the PLR that has been issued for the Colona facility.

A written decision memorializing the National Office's conclusions should be available within the next two months. At that time, the IRS field auditors will have the right to ask for reconsideration of the National Office's decision.

Although this ruling applies only to the Colona facility, the Company believes that the National Office's reasoning should be equally applicable to the other Progress Energy facilities, given that the Company applies essentially the same chemical process and uses the same independent laboratories to confirm chemical change in the synthetic fuel manufactured at each of its other facilities. However, the IRS has not yet formally informed the Company as to its position on the Company's other facilities.

Although this is a significant event, the audits of the Colona facility and the Company's other facilities are not yet completed. Progress Energy continues to believe that it operates its facilities in conformity with its PLRs and Section
29. Accordingly, the Company has no current plans to alter its synthetic fuel production schedule as a result of these matters.

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

Nuclear Matters

On August 9, 2002, the Nuclear Regulatory Commission (NRC) issued an additional bulletin dealing with head leakage due to cracks near the control rod nozzles. The NRC asked licensees to commit to high inspection standards to ensure the more susceptible plants have no cracks. The Robinson Plant is in this category and had a refueling outage in October 2002. The Company completed a series of examinations in October 2002 of the entire reactor pressure vessel head and found no indications of control rod drive mechanism penetration leakage and no corrosion of the head itself. During the outage, a boric acid leakage walkdown of the reactor coolant pressure boundary was also completed and no corrosion was found.

The Company currently plans to re-inspect the Robinson Plant reactor head during its next refueling outage in 2004 and replace the head in 2005. The Harris Plant is ranked in the lowest susceptibility classification. During the Harris Plant's 2003 outage, the Company completed a series of examinations of the entire reactor pressure vessel head and found no degradation or indication of leakage.

In October 2001, at PEF's Crystal River Plant (CR3), one nozzle was found to have a crack and was repaired; however, no degradation of the reactor vessel head was identified. The Company replaced the vessel head at CR3 during its regularly scheduled refueling outage completed on November 5, 2003, when the unit was returned to service.

In January 2003, the NRC issued a final order with regard to access control. This order requires the Company to enhance its current access control program by January 7, 2004. The Company expects that it will be in full compliance with the order by the established deadline.

In February 2003, the NRC issued Order EA-03-009, requiring specific inspections of the reactor pressure vessel head and associated penetration nozzles at pressurized water reactors (PWRs). The Company responded to the Order, stating that it intends to comply with the provisions of the Order. No adverse impact is anticipated.

In April 2003, the STP Nuclear Operating Company, an unaffiliated entity, notified the NRC of a potential leak indication on the bottom head of the reactor vessel of one of its units. On August 21, 2003 the NRC issued Bulletin 2003-02 requesting PWR licensees to address inspection plans for reactor pressure vessel lower head penetrations. The Company intends to comply with the provisions of the order.

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

Franchise Litigation

Four cities, with a total of approximately 31,000 customers, have litigation pending against PEF in various circuit courts in Florida. As discussed below, three other cities, with a total of approximately 30,000 customers, have subsequently settled their lawsuits with PEF and signed new, 30-year franchise agreements. The lawsuits principally seek 1) a declaratory judgment that the cities have the right to purchase PEF's electric distribution system located within the municipal boundaries of the cities, 2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and
3) injunctive relief requiring PEF to continue to collect from PEF's customers and remit to the cities, franchise fees during the pending litigation, and as long as PEF continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which PEF had agreed to collect such fees. Five circuit courts have entered orders requiring arbitration to establish the purchase price of PEF's electric distribution system within five cities. Two appellate courts have upheld these circuit court decisions and authorized cities to determine the value of PEF's electric distribution system within the cities through arbitration. Arbitration in one of the cases (the City of Casselberry) was held in August 2002. Following arbitration, the parties entered settlement discussions, and on July 28, 2003 the City approved a settlement agreement and a new, 30-year franchise agreement with PEF. The settlement resolves all pending litigation with that city. A second arbitration (with the 13,000-customer City of Winter Park) was completed in February 2003. That arbitration panel issued an award on May 29, 2003 setting the value of PEF's distribution system within the City of Winter Park at approximately $31.5 million, not including separation and reintegration costs and construction work in progress, which could add several million dollars to the award. The panel also awarded PEF approximately $10.7 million in stranded costs. On September 9, 2003, Winter Park voters passed a referendum that would authorize the City to issue bonds of up to approximately $50 million to acquire PEF's electric distribution system. The City has not yet definitively decided whether it will acquire the system, but has indicated that it will seek wholesale power supply bids and bids to operate and maintain the distribution system. At this time, whether and when there will be further proceedings regarding the City of Winter Park cannot be determined. A third arbitration (with the 2,500-customer Town of Belleair) was completed on June 16, 2003. On September 2, 2003, the arbitration panel issued an award in that case setting the value of the electric distribution system within the Town at approximately $6.3 million. The panel further required the Town to pay to PEF its requested $690,000 in separation and reintegration costs and approximately $1.5 million in stranded costs. The Town has not yet decided whether it will attempt to acquire the system. At this time, whether and when there will be further proceedings regarding the Town of Belleair cannot be determined. A fourth arbitration (with the 13,000-customer City of Apopka) has been scheduled for January 2004. Arbitration in the remaining city's litigation (the 1,500-customer City of Edgewood) has not yet been scheduled.

As part of the above litigation, two appellate courts have also reached opposite conclusions regarding whether PEF must continue to collect from its customers and remit to the cities "franchise fees" under the expired franchise ordinances. PEF has filed an appeal with the Florida Supreme Court to resolve the conflict between the two appellate courts. The Florida Supreme Court held oral argument in one of the appeals on August 27, 2003. Subsequently, the Court requested briefing from the parties in the other appeal. Briefing likely will be completed in the second appeal in early November. The Company cannot predict the outcome of these matters at this time.

Progress Energy Carolinas, Inc.

The information required by this item is incorporated herein by reference to the following portions of Progress Energy's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PEC:
RESULTS OF OPERATIONS; LIQUIDITY AND CAPITAL RESOURCES and OTHER MATTERS.

RESULTS OF OPERATIONS

The results of operations for the PEC Electric segment are identical between PEC and Progress Energy. The results of operations for PEC's non-utility subsidiaries for the nine months ended September 30, 2003 and 2002 are not material to PEC's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased $35 million for the nine months ended September 30, 2003, when compared to the corresponding period in the prior year. The increase was caused primarily by changes in working capital.

Cash used in investing activities increased approximately $78 million for the nine months ended September 30, 2003, when compared to the corresponding period in the prior year. Excluding the $244 million in cash proceeds received in April 2002 for the sale of generating assets to Progress Ventures, cash used in investing activities decreased $166 million primarily due to lower construction spending. During the first nine months of 2003, $418.5 million was spent on PEC's construction program, nuclear fuel additions and contributions to its nuclear decommissioning fund. This amount was approximately $118 million less than the corresponding period last year. The decrease was due to lower construction expenditures associated with generation assets transferred to PVI during 2002.

As of September 30, 2003, PEC's liquidity, contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2002 Annual Report on Form 10-K/A.

On April 1, 2003, PEC reduced the size of its existing 364-day credit facility from $285 million to $165 million. The other terms of this facility were not changed. On July 30, 2003, PEC renewed its $165 million 364-day credit agreement. PEC's $285 million three-year credit agreement entered into in 2002 remains in place, for total facilities of $450 million.

On May 27, 2003, PEC redeemed $150 million of First Mortgage Bonds, 7.5% Series, Due March 1, 2023 at 103.22% of the principal amount of such bonds. PEC funded the redemption with commercial paper.

On July 14, 2003, PEC announced the redemption of $100 million of First Mortgage Bonds, 6.875% Series Due August 15, 2023 at 102.84%. The date of the redemption was August 15, 2003 and the redemption was funded by PEC with commercial paper.

On September 11, 2003, PEC issued $400 million of First Mortgage Bonds, 5.125% Series, Due September 15, 2013 and $200 million of First Mortgage Bonds, 6.125% Series, Due September 15, 2033.

The current portion of long-term debt includes $300 million of secured debt issued by PEC. The current portion of long-term debt is expected to be refinanced or retired through commercial paper, capital market transactions and internally generated of funds.

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

In March, April, May and June of 2003, PEC entered into treasury rate locks to hedge its exposure to interest rates with regard to a future issuance of debt. These agreements had a computational period of ten years and were designated as cash flow hedges for accounting purposes. The agreements have a total notional amount of $110 million. The agreements were terminated simultaneously with the pricing of the PEC First Mortgage Bonds in September 2003. The $4.2 million gain on the agreements was deferred and is being amortized over the life of the bonds as these agreements had been designated as cash flow hedges for accounting purposes.

The exposure to changes in interest rates from the Company's fixed rate and variable rate long-term debt at September 30, 2003 has changed from December 31, 2002. The total fixed rate long-term debt at September 30, 2003 was $9.3 billion, with an average interest rate of 6.60% and fair market value of $10.3 billion. The total variable rate long-term debt at September 30, 2003, was $1.1 billion, with an average interest rate of 1.29% and fair market value of $1.1 billion.

The exposure to changes in interest rates from the Company's commercial paper and FPC mandatorily redeemable securities of trust at September 30, 2003, was not materially different than at December 31, 2002.

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

In March, April, May and June of 2003, PEC entered into treasury rate locks to hedge its exposure to interest rates with regard to a future issuance of debt. These agreements had a computational period of ten years and were designated as cash flow hedges for accounting purposes. The agreements, with a total notional amount of $110 million, were terminated simultaneously with the pricing of the PEC First Mortgage Bonds in September 2003. The $4.2 million gain on the agreements was deferred and is being amortized over the life of the bonds as these agreements had been designated as cash flow hedges for accounting purposes.

The exposure to changes in interest rates from the PEC's fixed rate long-term debt, variable rate long-term debt and commercial paper at September 30, 2003 was not materially different than at December 31, 2002.

Item 4. Controls and Procedures

Progress Energy, Inc.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Progress Energy carried out an evaluation, with the participation of Progress Energy's management, including Progress Energy's Chairman and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of Progress Energy's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Progress Energy's Chairman and Chief Executive Officer, and Chief Financial Officer concluded that Progress Energy's disclosure controls and procedures are effective in timely alerting them to material information relating to Progress Energy (including its consolidated subsidiaries) required to be included in Progress Energy's periodic SEC filings. There has been no change in Progress Energy's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Progress Energy's internal control over financial reporting.

Progress Energy Carolinas, Inc.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, PEC carried out an evaluation, with the participation of PEC's management, including PEC's Chairman and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of PEC's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, PEC's Chairman and Chief Executive Officer, and Chief Financial Officer concluded that PEC's disclosure controls and procedures are effective in timely alerting them to material information relating to PEC (including its consolidated subsidiaries) required to be included in PEC's periodic SEC filings. There has been no change in PEC's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, PEC's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal aspects of certain matters are set forth in Part I, Item 1. See Note 15 to the Progress Energy, Inc. Consolidated Interim Financial Statements and Note 10 to the PEC's Consolidated Interim Financial Statements.

1. Strategic Resource Solutions Corp. ("SRS") v. San Francisco Unified School District, et al., Sacramento Superior Court, Case No. 02AS033114

In November of 2001, SRS filed a claim against the San Francisco Unified School District (the District) and other defendants claiming that SRS is entitled to approximately $10 million in unpaid contract payments and delay and impact damages related to the District's $30 million contract with SRS. On March 4, 2002, the District filed a counterclaim, seeking compensatory damages and liquidated damages in excess of $120 million, for various claims, including breach of contract and demand on a performance bond. SRS has asserted defenses to the District's claims. SRS has amended its claims and asserted new claims against the District and other parties, including a former SRS employee and a former District employee.

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

The Company, SRS, and Progress Energy Solutions, Inc. all have filed responsive pleadings denying the allegations, and the discovery process is underway.

On October 2, 2003, the District filed a motion for leave to amend its cross-complaint to add PEC as an additional defendant and the parties have stipulated that the pleadings may be so amended. PEC will file a responsive pleading denying the allegations.

The Company cannot predict the outcome of this matter, but the Company believes that it and its subsidiaries have good defenses to all claims asserted by the District and other claimants.

2.   Collins v. Duke Energy Corporation, Civil Action No. 03CP404050

On August 21, 2003, PEC was served as a co-defendant in a purported class action lawsuit styled as Collins v. Duke Energy Corporation, Civil Action No. 03CP404050, in South Carolina's Circuit Court of Common Pleas for the Fifth Judicial Circuit. PEC is one of three electric utilities operating in South Carolina named in the suit. The plaintiffs are seeking damages for the alleged improper use of electric easements but have not asserted a dollar amount for their damage claims. The complaint alleges that the licensing of attachments on electric utility poles, towers and other structures to non-utility third parties or telecommunication companies for other than the electric utilities' internal use along the electric right-of-way constitutes a trespass.

On September 19, 2003, PEC filed a motion to dismiss all counts of the complaint on substantive and procedural grounds. On October 6, 2003, the plaintiffs filed a motion to amend their complaint. PEC believes the amended complaint asserts the same factual allegations as are in the original complaint and also seeks money damages and injunctive relief.

The court has not yet held any hearings or made any rulings in this case. PEC intends to vigorously defend itself against the claims asserted by the plaintiffs. PEC cannot predict the outcome of any future proceedings in this case.

Item 2. Changes in Securities and Use of Proceeds


RESTRICTED STOCK AWARDS:

(a) Securities Delivered. On September 16, 2003 and October 1, 2003, 4,800 and 8,000 restricted shares, respectively, of the Company's Common Shares were granted to certain key employees pursuant to the terms of the Company's
     2002 Equity Incentive Plan (Plan), which was approved by the Company's shareholders on May 8, 2002. Section 9 of the Plan provides for the granting of Restricted Stock by the Organization and Compensation Committee of the Company's Board of Directors, (the Committee) to key employees of the Company, including its Affiliates or any successor, and to outside directors of the Company. The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the accounts of the recipients and do not represent newly issued shares of the Company.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit                                                                          Progress           Progress Energy
     Number                                  Description                            Energy, Inc.         Carolinas, Inc.

      10(i)          Progress Energy, Inc. $250,000,000 364-Day Amended and              X
                     Restated Credit Agreement dated as of November 10, 2003.

      31(a)          Certifications pursuant to Section 302 of the Sarbanes-             X                      X
                     Oxley Act of 2002 - Chairman and Chief Executive Officer

      31(b)          Certifications pursuant to Section 302 of the Sarbanes-             X                      X
                     Oxley Act of 2002 - Executive Vice President and Chief
                     Financial Officer

      32(a)          Certifications pursuant to Section 906 of the Sarbanes-             X                      X
                     Oxley Act of 2002 - Chairman and Chief Executive Officer

      32(b)          Certifications pursuant to Section 906 of the Sarbanes-             X                      X
                     Oxley Act of 2002 - Executive Vice President and Chief
                     Financial Officer


(b)  Reports filed or furnished on Form 8-K since the beginning of the quarter:

     Progress Energy, Inc.

                       Financial
         Item          Statements
       Reported         Included             Date of Event          Date Filed or Furnished
        9, 12             Yes                July 23, 2003               July 23, 2003
         7, 9             Yes               August 29, 2003             August 29, 2003
          5                No               August 29, 2003            September 2, 2003
        9, 12             Yes               October 22, 2003           October 22, 2003


     Carolina Power & Light Company
     d/b/a Progress Energy Carolinas, Inc.

                       Financial
         Item          Statements
       Reported         Included             Date of Event          Date Filed or Furnished
        9, 12             Yes                July 23, 2003               July 23, 2003
          5                No               August 29, 2003            September 2, 2003
         5, 7             Yes              September 8, 2003           September 8, 2003
         5, 7              No              September 8, 2003          September 12, 2003
        9, 12             Yes               October 22, 2003           October 22, 2003


                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PROGRESS ENERGY, INC.
                                          CAROLINA POWER & LIGHT COMPANY
Date: November 12, 2003                   (Registrants)

                                          By: /s/ Peter  M.  Scott III
                                          ------------------------------
                                          Peter M. Scott III
                                          Executive Vice President and
                                          Chief Financial Officer

                                          By: /s/ Robert H. Bazemore, Jr.
                                          ------------------------------
                                          Robert H. Bazemore, Jr.
                                          Vice President and Controller
                                          Chief Accounting Officer