Form 10-Q
period 2004-03-31
CAROLINA POWER & LIGHT CO; PROGRESS ENERGY INC
filed 2004-05-06
CIK 17797, 1094093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

                                       OR

        [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from to .

                  Exact name of registrants as specified in their charters, state of
Commission        incorporation, address of principal executive offices, and telephone      I.R.S. Employer
File Number                                      number                                  Identification Number

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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date. As of April 30, 2004, each registrant had the following shares of common stock outstanding:

           Registrant                    Description                                Shares
           ----------                    -----------                                ------
Progress Energy           Common Stock (Without Par Value)                        246,577,745
PEC                       Common Stock (Without Par Value)                 159,608,055 (all of which
                                                                      were held by Progress Energy, Inc.)

            PROGRESS ENERGY, INC. AND PROGRESS ENERGY CAROLINAS, INC.
                FORM 10-Q - For the Quarter Ended March 31, 2004



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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

 Item 4.  Controls and Procedures

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings

 Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

 Item 6.  Exhibits and Reports on Form 8-K

 Signatures

                                GLOSSARY OF TERMS


The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

     TERM                             DEFINITION

the Act                          Medicare Prescription Drug, Improvement and Modernization Act of 2003
AFUDC                            Allowance for funds used during construction
the Agreement                    Stipulation and Settlement Agreement
Bcf                              Billion cubic feet
CCO                              Competitive Commercial Operations business segment
Colona                           Colona Synfuel Limited Partnership, L.L.L.P.
the Company or Progress          Progress Energy, Inc. and subsidiaries
  Energy
CR3                              Progress Energy Florida Inc.'s nuclear generating plant, Crystal River Unit No. 3
CVO                              Contingent value obligation
DIG                              Derivatives Implementation Group
DOE                              United States Department of Energy
DWM                              North Carolina Department of Environment and Natural Resources, Division of Waste
                                 Management
EITF                             Emerging Issues Task Force
ENCNG                            Eastern North Carolina Natural Gas Company, formerly referred to as Eastern NC
EPA                              United States Environmental Protection Agency
FDEP                             Florida Department of Environment and Protection
Federal Circuit                  United States Circuit Court of Appeals
FERC                             Federal Energy Regulatory Commission
FIN No. 46                       FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - An
                                 Interpretation of ARB No. 51"
Florida Progress or FPC          Florida Progress Corporation
FPSC                             Florida Public Service Commission
Fuels                            Fuels business segment
Genco                            Progress Genco Ventures, LLC
Jackson                          Jackson County EMC
MACT                             Maximum Available Control Technology
Mesa                             Mesa Hydrocarbons, LLC
MGP                              Manufactured gas plant
NCNG                             North Carolina Natural Gas Corporation
NCUC                             North Carolina Utilities Commission
NOx                              Nitrogen oxide
NOx SIP Call                     EPA rule which requires 23 jurisdictions including North and South
                                 Carolina and Georgia to further reduce nitrogen oxide emissions
NRC                              United States Nuclear Regulatory Commission
NSP                              Northern States Power
PCH                              Progress Capital Holdings, Inc.
PEC                              Progress Energy Carolinas, Inc., formerly referred to as Carolina Power & Light
                                 Company
PEF                              Progress Energy Florida, Inc., formerly referred to as Florida Power Corporation
PFA                              IRS Prefiling Agreement
the Plan                         Revenue Sharing Incentive Plan
PLRs                             Private Letter Rulings
Progress Rail                    Progress Rail Services Corporation
PTC LLC                          Progress Telecom LLC
Progress                         Ventures Business unit of Progress
                                 Energy primarily made up of nonregulated
                                 energy generation, gas, coal and
                                 synthetic fuel operations and energy
                                 marketing
PUHCA                            Public Utility Holding Company Act of 1935, as amended
PVI                              Legal entity of Progress Ventures, Inc.
PWR                              Pressurized water reactor
Rail Services or Rail            Rail Services business segment
RTO                              Regional Transmission Organization




SCPSC                            Public Service Commission of South Carolina
Section 29                       Section 29 of the Internal Revenue Code
Service Company                  Progress Energy Service Company, LLC
SFAS No. 71                      Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of
                                 Certain Types of Regulation"
SFAS No. 131                     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"
SFAS No. 133                     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
                                 and Hedging Activities"
SFAS No. 142                     Statement of Financial Accounting Standards No. 142, "Goodwill and Other
                                 Intangible Assets"
SFAS No. 143                     Statement of Financial Accounting Standards No. 143, "Accounting for Asset
                                 Retirement Obligations"
SFAS No. 148                     Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
                                 Compensation - Transition and Disclosure - An Amendment of FASB Statement No.
                                 123"
SFAS No. 149                     Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133
                                 on Derivative Instruments and Hedging Activities"
SMD NOPR                         Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue
                                 Discrimination through Open Access Transmission and Standard Market Design
SO2                              Sulfur dioxide
SRS                              Strategic Resource Solutions Corp.
the Trust                        FPC Capital I trust
Westchester                      Westchester Gas Company

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

Any forward-looking statement speaks only as of the date on which such statement is made, and neither Progress Energy, Inc. (Progress Energy or the Company) nor Progress Energy Carolinas, Inc. (PEC) undertakes any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; the impact of recent events in the energy markets that have increased the level of public and regulatory scrutiny in the energy industry and in the capital markets; deregulation or restructuring in the electric industry that may result in increased competition and unrecovered (stranded) costs; the uncertainty regarding the timing, creation and structure of regional transmission organizations; weather conditions that directly influence the demand for electricity; recurring seasonal fluctuations in demand for electricity; fluctuations in the price of energy commodities and purchased power; economic fluctuations and the corresponding impact on Progress Energy, Inc. and subsidiaries' (the Company) commercial and industrial customers; the ability of the Company's subsidiaries to pay upstream dividends or distributions to it; the impact on the facilities and the businesses of the Company from a terrorist attack; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the ability to successfully access capital markets on favorable terms; the impact that increases in leverage may have on the Company; the ability of the Company to maintain its current credit ratings; the impact of derivative contracts used in the normal course of business by the Company; investment performance of pension and benefit plans and the ability to control costs; the availability and use of Internal Revenue Code Section 29 (Section 29) tax credits by synthetic fuel producers and the Company's continued ability to use Section 29 tax credits related to its coal and synthetic fuels businesses; the Company's ability to successfully integrate newly acquired assets, properties or businesses into its operations as quickly or as profitably as expected; the Company's ability to manage the risks involved with the operation of its nonregulated plants, including dependence on third parties and related counter-party risks, and a lack of operating history; the Company's ability to manage the risks associated with its energy marketing operations; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact the Company's subsidiaries.

These and other risk factors are detailed from time to time in the Progress Energy and PEC United States Securities and Exchange Commission (SEC) reports. Many, but not all of the factors that may impact actual results are discussed in the Risk Factors sections of Progress Energy's and PEC's annual report on Form 10-K for the year ended December 31, 2003, which were filed with the SEC on March 12, 2004. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond the control of Progress Energy and PEC. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Progress Energy and PEC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              Progress Energy, Inc.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 March 31, 2004

UNAUDITED CONSOLIDATED STATEMENTS of INCOME
                                                                      Three Months Ended March 31,
(in millions except per share data)                                        2004         2003
---------------------------------------------------------------------------------------------
Operating Revenues
   Utility                                                              $ 1,685      $ 1,654
   Diversified business                                                     549          533
---------------------------------------------------------------------------------------------
      Total Operating Revenues                                            2,234        2,187
---------------------------------------------------------------------------------------------
Operating Expenses
Utility
   Fuel used in electric generation                                         493          411
   Purchased power                                                          183          203
   Operation and maintenance                                                363          335
   Depreciation and amortization                                            202          220
   Taxes other than on income                                               105          103
Diversified business
   Cost of sales                                                            504          475
   Depreciation and amortization                                             45           33
   Other                                                                     43           50
---------------------------------------------------------------------------------------------
        Total Operating Expenses                                          1,938        1,830
---------------------------------------------------------------------------------------------
Operating Income                                                            296          357
---------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                            3            3
   Other, net                                                               (25)          (6)
---------------------------------------------------------------------------------------------
        Total Other Expense                                                 (22)          (3)
---------------------------------------------------------------------------------------------
Interest Charges
   Net interest charges                                                     166          156
   Allowance for borrowed funds used during construction                     (1)          (3)
---------------------------------------------------------------------------------------------
        Total Interest Charges, Net                                         165          153
---------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Tax and
   Cumulative Effect of Change in Accounting Principle                      109          201
Income Tax Expense (Benefit)                                                  1           (6)
---------------------------------------------------------------------------------------------
Income from Continuing Operations before Cumulative Effect of
   Change in Accounting Principle                                           108          207
Discontinued Operations, Net of Tax                                           -           11
---------------------------------------------------------------------------------------------
Income before Cumulative Effect of Change in Accounting Principle           108          218
Cumulative Effect of Change in Accounting Principle, Net of Tax               -            1
---------------------------------------------------------------------------------------------
Net Income                                                              $   108      $   219
---------------------------------------------------------------------------------------------
Average Common Shares Outstanding                                           241          233
---------------------------------------------------------------------------------------------
Basic Earnings per Common Share
    Income from Continuing Operations before Cumulative Effect of
       Change in Accounting Principle                                   $  0.45      $  0.89
    Discontinued Operations, Net of Tax                                       -         0.05
    Cumulative Effect of Change in Accounting Principle, Net of Tax           -            -
    Net Income                                                          $  0.45      $  0.94
---------------------------------------------------------------------------------------------
Diluted Earnings per Common Share

    Income from Continuing Operations before Cumulative Effect of       $  0.45      $  0.89
       Change in Accounting Principle
    Discontinued Operations, Net of Tax                                       -         0.05
    Cumulative Effect of Change in Accounting Principle, Net of Tax           -            -
    Net Income                                                          $  0.45      $  0.94
---------------------------------------------------------------------------------------------
Dividends Declared per Common Share                                     $ 0.575      $ 0.560
---------------------------------------------------------------------------------------------

 See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.


PROGRESS ENERGY, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in millions)                                                           March 31,       December 31,
ASSETS                                                                       2004               2003
-----------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                               $ 21,761           $ 21,675
  Accumulated depreciation                                                 (8,204)            (8,116)
-----------------------------------------------------------------------------------------------------
        Utility plant in service, net                                      13,557             13,559
  Held for future use                                                          13                 13
  Construction work in progress                                               722                634
  Nuclear fuel, net of amortization                                           233                228
-----------------------------------------------------------------------------------------------------
     Total Utility Plant, Net                                              14,525             14,434
-----------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                    41                273
  Accounts receivable                                                         794                841
  Unbilled accounts receivable                                                193                217
  Inventory                                                                   782                808
  Deferred fuel cost                                                          254                317
  Prepayments and other current assets                                        297                375
-----------------------------------------------------------------------------------------------------
     Total Current Assets                                                   2,361              2,831
-----------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                           626                612
  Nuclear decommissioning trust funds                                         988                938
  Diversified business property, net                                        2,181              2,158
  Miscellaneous other property and investments                                464                464
  Goodwill                                                                  3,729              3,726
  Prepaid pension costs                                                       453                462
  Intangibles, net                                                            319                327
  Other assets and deferred debits                                            237                253
-----------------------------------------------------------------------------------------------------
     Total Deferred Debits and Other Assets                                 8,997              8,940
-----------------------------------------------------------------------------------------------------
           Total Assets                                                  $ 25,883           $ 26,205
-----------------------------------------------------------------------------------------------------
Capitalization and Liabilities
-----------------------------------------------------------------------------------------------------
Common Stock Equity
  Common stock without par value, 500 million shares authorized,
      246 million shares issued and outstanding                          $  5,310           $  5,270
  Unearned restricted shares                                                  (20)               (17)
  Unearned ESOP shares                                                        (79)               (89)
  Accumulated other comprehensive loss                                        (61)               (50)
  Retained earnings                                                         2,299              2,330
-----------------------------------------------------------------------------------------------------
        Total Common Stock Equity                                           7,449              7,444
-----------------------------------------------------------------------------------------------------
Preferred Stock of Subsidiaries-Not Subject to Mandatory Redemption            93                 93
Long-Term Debt, Affiliate                                                     309                309
Long-Term Debt , Net                                                        9,603              9,625
-----------------------------------------------------------------------------------------------------
        Total Capitalization                                               17,454             17,471
-----------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                           232                868
  Accounts payable                                                            618                699
  Interest accrued                                                            140                209
  Dividends declared                                                          141                140
  Short-term obligations                                                      507                  4
  Customer deposits                                                           169                167
  Other current liabilities                                                   524                580
-----------------------------------------------------------------------------------------------------
        Total Current Liabilities                                           2,331              2,667
-----------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                           682                737
  Accumulated deferred investment tax credits                                 186                190
  Regulatory liabilities                                                    2,995              2,938
  Asset retirement obligations                                              1,289              1,271
  Other liabilities and deferred credits                                      946                931
-----------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                        6,098              6,067
-----------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 12)
-----------------------------------------------------------------------------------------------------
           Total Capitalization and Liabilities                          $ 25,883           $ 26,205
-----------------------------------------------------------------------------------------------------

 See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.


PROGRESS ENERGY, INC.
UNAUDITED CONSOLIDATED STATEMENTS of CASH FLOWS


                                                                           Three Months Ended March 31,
(in millions)                                                                       2004           2003
--------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                       $   108         $  219
Adjustments to reconcile net income to net cash provided by operating activities:
      Income from discontinued operations                                              -            (11)
      Cumulative effect of change in accounting principle                              -             (1)
      Depreciation and amortization                                                  275            280
      Deferred income taxes                                                          (22)            (3)
      Investment tax credit                                                           (4)            (4)
      Deferred fuel cost (credit)                                                     63            (46)
      Cash provided (used) by changes in operating assets and
liabilities:
         Accounts receivable                                                          65             16
         Inventories                                                                  26             32
         Prepayments and other current assets                                        (37)            (3)
         Accounts payable                                                            (64)            49
         Other current liabilities                                                   (85)           (91)
         Other                                                                        57              2
--------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                   382            439
--------------------------------------------------------------------------------------------------------
Investing Activities
Gross utility property additions                                                    (248)          (291)
Diversified business property additions                                              (58)          (229)
Nuclear fuel additions                                                               (39)           (68)
Proceeds from sales of investments and assets                                         85              -
Other                                                                                 (8)           (12)
--------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                     (268)          (600)
--------------------------------------------------------------------------------------------------------
Financing Activities
Issuance of common stock                                                              29             74
Issuance of long-term debt                                                             -            655
Net increase (decrease) in short-term indebtedness                                   503           (205)
Retirement of long-term debt                                                        (675)          (226)
Dividends paid on common stock                                                      (141)          (133)
Other                                                                                (62)           (30)
--------------------------------------------------------------------------------------------------------
           Net Cash (Used in) Provided by Financing Activities                      (346)           135
--------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                           (232)           (26)
Cash and Cash Equivalents at Beginning of Period                                     273             61
--------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                       $    41         $   35
--------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                 $   232         $  209
                            income taxes (net of refunds)                        $    32         $    3
--------------------------------------------------------------------------------------------------------

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

     Through its wholly-owned subsidiaries, Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC) and Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF), the Company's PEC Electric and PEF segments are primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. The Progress Ventures business unit consists of the Fuels (Fuels) and the Competitive Commercial Operations (CCO) business segments. The Fuels segment is involved in natural gas drilling and production, coal terminal services, coal mining, synthetic fuel production, fuel transportation and delivery. The CCO segment includes nonregulated electric generation and energy marketing activities. Through the Rail Services (Rail) segment, the Company is involved in nonregulated railcar repair, rail parts reconditioning and sales, and scrap metal recycling. Through its other business units, the Company engages in other nonregulated business areas, including telecommunications and energy management and related services. Progress Energy's legal structure is not currently aligned with the functional management and financial reporting of the Progress Ventures business unit. Whether, and when, the legal and functional structures will converge depends upon regulatory action, which cannot currently be anticipated.

     B. Basis of Presentation

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements for the period ended December 31, 2003, and notes thereto included in Progress Energy's Form 10-K for the year ended December 31, 2003.

     In accordance  with the provisions of Accounting  Principles  Board Opinion
     (APB) No. 28, "Interim Financial Reporting," GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $39 million and decreased by $10 million for the three months ended March 31, 2004 and 2003, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. The income tax provisions for the Company differ from amounts computed by applying the Federal statutory tax rate to income before income taxes, primarily due to the recognition of synthetic fuel tax credits.

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

     In preparing financial statements that conform with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates. Certain amounts for 2003 have been reclassified to conform to the 2004 presentation.

     C. Subsidiary Reporting Period Change

     In the fourth quarter of 2003, the Company ceased recording portions of Fuels' segment operations, primarily synthetic fuel operations, one month in arrears. As a result, earnings for the year ended December 31, 2003 as reported in the Company's Form 10-K, included 13 months of results for these operations. The 2003 quarterly results for periods ended March 31, June 30 and September 30 have been restated for the above-mentioned reporting period change. This resulted in four months of earnings in the first quarter. The impact of the reclassification of earnings between quarters is outlined for the first quarter of 2003 in the table below:

     (in millions, except per share data)                          As Previously       Quarter           As
                                                                     Reported      Reclassification   Restated
     ---------------------------------------------------------------------------------------------------------
     Income from Continuing Operations before Cumulative Effect       $  196            $   11         $  207
       of Change in Accounting Principle
     Net Income                                                       $  208            $   11         $  219
     Basic and Diluted earnings per common share
       Income from Continuing Operations before Cumulative
          Effect of Change in Accounting Principle                    $ 0.84            $ 0.05         $ 0.89
       Net Income                                                     $ 0.89            $ 0.05         $ 0.94

     D. Stock-Based Compensation

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

                                                               Three Months Ended March 31,
                                                              ------------------------------
     (in millions except per share data)                           2004            2003
                                                              --------------  --------------
     Net Income, as reported                                           $ 108           $ 219
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects             3               3
                                                              --------------  --------------
     Pro forma net income                                              $ 105           $ 216
                                                              ==============  ==============

     Basic earnings per share
       As reported                                                     $0.45           $0.94
       Pro forma                                                       $0.44           $0.93

     Fully diluted earnings per share
       As reported                                                     $0.45           $0.94
       Pro forma                                                       $0.43           $0.92

2.   IMPACT OF NEW ACCOUNTING STANDARDS

     FIN No. 46,  "Consolidation of Variable Interest Entities"
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46). This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated or deconsolidated. FIN No. 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity's expected losses, (b) receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN No. 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN No. 46 originally applied immediately to variable interest entities created or obtained after January 31, 2003.

     During 2003 and the first quarter of 2004, the Company did not participate in the creation of, or obtain a significant new variable interest in, any variable interest entity. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46R), which modified certain requirements of FIN No. 46 and was effective for all variable interest entities as of March 31, 2004.

     The Company adopted FIN No. 46 for special-purpose entities as of December 31, 2003, and deconsolidated the FPC Capital I trust (the Trust) as of that date. Upon the adoption of FIN No. 46R as of March 31, 2004, no other variable interest entities were required to be deconsolidated.

     Upon adoption of FIN No. 46R as of March 31, 2004, the Company determined that it is the primary beneficiary of a limited partnership which invests in 17 low-income housing partnerships that qualify for federal and state tax credits. The Company consolidated the limited partnership as of March 31, 2004, the effect of which was insignificant. The Company has requested but has not received all the necessary information to determine the primary beneficiary of the limited partnership's underlying 17 partnership investments, and has applied the information scope exception in FIN No. 46R, paragraph 4(g) to the 17 partnerships. The Company has no direct exposure to loss from the 17 partnerships; the Company's only exposure to loss is from its investment of approximately $1 million in the newly-consolidated limited partnership. The Company will continue its efforts to obtain the necessary information to fully apply FIN No. 46R to the 17 partnerships. The Company believes that if the newly-consolidated limited partnership is determined to be the primary beneficiary of the 17 partnerships, the effect of consolidating the 17 partnerships would not be significant to the Company's Consolidated Balance Sheets.

     The Company has variable interests in two power plants resulting from long-term power purchase contracts. The Company has requested but has not received all the necessary information to determine if the counterparties are variable interest entities or to identify the primary beneficiaries, and has applied the information scope exception in FIN No. 46R, paragraph 4(g). Certain payments for fuel costs under these contracts are linked to inflation indices. The Company's only significant exposure to loss from these contracts results from fluctuations in the market price of fuel used by the two plants to produce the power purchased by the Company. Total purchases from these counterparties were approximately $9 million in each of the first quarters of 2003 and 2004. The Company will continue its efforts to obtain the necessary information to fully apply FIN No. 46R to these contracts. Although the Company has not received any financial information from these two counterparties, the Company believes that if it is determined to be the primary beneficiary of these two entities the effect of consolidating the entities could be significant to its Consolidated Balance Sheets. However, the approximate impact cannot be determined at this time.

     The Company also has interests in several other variable interest entities created before January 31, 2003, for which the Company is not the primary beneficiary. These arrangements include investments in approximately 33 limited partnerships, limited liability corporations and venture capital funds and two building leases with special-purpose entities. The aggregate maximum loss exposure at March 31, 2004, that the Company could be required to record in its income statement as a result of these arrangements totals approximately $39 million. The creditors of these variable interest entities do not have recourse to the general credit of the Company in excess of the aggregate maximum loss exposure.

3.   DIVESTITURES

     A. Railcar Ltd. Divestiture

     In December 2002, the Progress Energy Board of Directors adopted a resolution approving the sale of Railcar Ltd., a subsidiary included in the Rail Services segment. In March 2003, the Company signed a letter of intent to sell the majority of Railcar Ltd. assets to The Andersons, Inc. and the transaction closed in February 2004. Proceeds from the sale were approximately $82 million before transaction costs and taxes of approximately $13 million. The assets of Railcar Ltd. were grouped as assets held for sale and are included in other current assets on the Consolidated Balance Sheets at December 31, 2003 and March 31, 2004. The assets were recorded at approximately $6 million and $75 million at March 31, 2004 and December 31, 2003, respectively, which reflects the Company's estimates of the fair value expected to be realized from the sale of these assets less costs to sell. The primary component of assets held for sale at December 31, 2003 was property and equipment of $74 million.

     B. NCNG Divestiture

     In October 2002, the Company announced the Board of Directors' approval to sell North Carolina Natural Gas Corporation (NCNG) and the Company's equity investment in Eastern North Carolina Natural Gas Company (ENCNG) to Piedmont Natural Gas Company, Inc. On September 30, 2003, the Company completed the sale. The 2003 net income of these operations is reported as discontinued operations in the Consolidated Statements of Income. Interest expense of $4 million for the three months ended March 31, 2003 has been allocated to discontinued operations based on the net assets of NCNG, assuming a uniform debt-to-equity ratio across the Company's operations. Results of discontinued operations were as follows:

     (in millions)                                       First Quarter
                                                             2003
                                                        ----------------
     Revenues                                                   $ 154
                                                        ================

     Earnings before income taxes                               $  18
     Income tax expense                                             7
                                                        ----------------
     Net earnings from discontinued operations                  $  11
                                                        ================

4.   REGULATORY MATTERS

     A. Retail Rate Matters

     PEC has exclusively utilized external funding for its decommissioning liability since 1994. Prior to 1994, PEC retained its funds internally to meet its decommissioning liability. The North Carolina Utilities Commission
     (NCUC) order issued in February 2004 found that by January 1, 2008 PEC must begin transitioning these amounts to external funds. The transition of $131 million must be completed by December 31, 2017, and at least 10% must be transitioned each year.

     PEC filed with the Public Service Commission of South Carolina (SCPSC) seeking permission to defer expenses incurred from the first quarter 2004 winter storm. The SCPSC approved PEC's request to defer the costs and amortize them over five years beginning in January 2005. Approximately $10 million related to storm costs incurred during the quarter was deferred.

     During the first quarter of 2004, PEC filed with the NCUC and obtained approval from the SCPSC for a depreciation study which allowed the utility to reduce the rates used to calculate depreciation expense. As a result, depreciation expense decreased $7 million compared to the prior year quarter.

     On April 29, 2004, PEF, the Office of Public Counsel and the Florida Industrial Power Users Group executed a Stipulation and Settlement that, upon approval by the Florida Public Service Commission (FPSC), will resolve the issue currently pending before the FPSC regarding the costs PEF will be allowed to recover through its Fuel and Purchased Power Cost Recovery clause in 2004 and beyond for waterborne coal deliveries by the Company's affiliated coal supplier, Progress Fuels Corporation. The settlement sets fixed per ton prices based on point of origin for all waterborne coal deliveries in 2004, and establishes a market-based pricing methodology for determining recoverable waterborne coal transportation costs through a competitive solicitation process or market price proxies beginning in 2005 and thereafter. The settlement will reduce the amount that PEF will charge to the Fuel and Purchased Power Cost Recovery clause for waterborne transportation by approximately $13 million beginning in 2004. Also on April 29, 2004, the parties filed a joint request with the FPSC for approval of the Stipulation and Settlement, which the FPSC is expected to act upon prior to the commencement of a hearing on the waterborne transportation issues scheduled for June 10, 2004.

     B. Regional Transmission Organizations

     In 2000, the Federal Energy Regulatory Commission (FERC) issued Order 2000 regarding regional transmission organizations (RTOs). This Order set minimum characteristics and functions that RTOs must meet, including independent transmission service. In July 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. In April 2003, the FERC released a White Paper on the Wholesale Market Platform. The White Paper provides an overview of what the FERC currently intends to include in a final rule in the SMD NOPR docket. The White Paper retains the fundamental and most protested aspects of SMD NOPR, including mandatory RTOs and the FERC's assertion of jurisdiction over certain aspects of retail service. The FERC has not yet issued a final rule on SMD NOPR. The Company cannot predict the outcome of these matters or the effect that they may have on the GridSouth and GridFlorida proceedings currently ongoing before the FERC. It is unknown what impact the future proceedings will have on the Company's earnings, revenues or prices.

     The Company has recorded $33 million and $4 million related to startup costs for GridSouth and GridFlorida, respectively, at March 31, 2004. The Company expects to recover these startup costs in conjunction with the GridSouth and GridFlorida original structures or in conjunction with any alternate combined transmission structures that emerge.

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company performed the annual goodwill impairment test in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," for the CCO segment in the first quarter of 2004, and the annual goodwill impairment test for the PEC Electric and PEF segments in the second quarter of 2003, which indicated no impairment. The first annual impairment test for the Other segment will be performed in the fourth quarter 2004.

     The changes in the carrying amount of goodwill for the periods ended March 31, 2004 and December 31, 2003, by reportable segment, are as follows:

     (in millions)                               PEC Electric       PEF        CCO         Other      Total
                                               ---------------------------------------------------------------
     Balance as of January 1, 2003                    $ 1,922    $ 1,733        $ 64          $ -   $ 3,719
     Acquisitions                                           -          -           -            7         7
                                               ---------------------------------------------------------------
     Balance as of December 31, 2003                  $ 1,922    $ 1,733        $ 64          $ 7   $ 3,726
     Purchase price adjustment                              -          -           -            3         3
                                               ---------------------------------------------------------------
     Balance as of March 31, 2004                     $ 1,922    $ 1,733        $ 64          $10   $ 3,729
                                               ===============================================================

     The gross carrying amount and accumulated amortization of the Company's intangible assets at March 31, 2004 and December 31, 2003, are as follows:

                                              March 31, 2004                       December 31, 2003
                                    ------------------------------------   ---------------------------------
     (in millions)                         Gross                                Gross
                                         Carrying       Accumulated            Carrying       Accumulated
                                          Amount        Amortization            Amount       Amortization
                                      ---------------------------------    ---------------------------------
     Synthetic fuel intangibles          $ 140             $ (69)                $ 140          $ (64)
     Power agreements acquired             221               (24)                  221            (20)
     Other                                  63               (12)                   62            (12)
                                      ---------------------------------    ---------------------------------
     Total                               $ 424             $(105)                $ 423          $ (96)
                                      =================================    =================================

     All of the Company's intangibles are subject to amortization. Synthetic fuel intangibles represent intangibles for synthetic fuel technology. These intangibles are being amortized on a straight-line basis until the expiration of tax credits under Section 29 of the Internal Revenue Code (Section 29) in December 2007. The intangibles related to power agreements acquired are being amortized based on the economic benefits of the contracts. Other intangibles are primarily acquired customer contracts and permits that are amortized over their respective lives.

     Amortization expense recorded on intangible assets for the three months ended March 31, 2004 and 2003, was $9 million and $7 million, respectively. The estimated annual amortization expense for intangible assets for 2004 through 2008, in millions, is approximately $42, $35, $36, $36 and $17, respectively.

6.   EQUITY

     A. Earnings Per Common Share

     A  reconciliation   of  the   weighted-average   number  of  common  shares
     outstanding for basic and dilutive earnings per share purposes is as follows:

     (in millions)                                Three Months Ended March 31,
                                                  ----------------------------
                                                      2004             2003
                                                  -----------        ---------
     Weighted-average common shares - basic               241             233
     Restricted stock awards                                1               1
                                                  -----------        ---------
     Weighted-average shares - fully dilutive             242             234
                                                  -----------        ---------

     B. Comprehensive Income

     Comprehensive income for the three months ended March 31, 2004 and 2003 was $97 million and $219 million, respectively. Changes in other comprehensive income for the periods consisted primarily of changes in the fair value of derivatives used to hedge cash flows related to interest on long-term debt and gas sales.

7.   FINANCING ACTIVITIES

     On March 1, 2004, Progress Energy used available cash and proceeds from the issuance of commercial paper to retire $500 million 6.55% senior unsecured notes. Cash and commercial paper capacity was created primarily from the sale of assets in 2003.

     On January 15, 2004, PEC paid at maturity $150 million 5.875% First Mortgage Bonds with commercial paper proceeds. On April 15, 2004, PEC also paid at maturity $150 million 7.875% First Mortgage Bonds with commercial paper proceeds and internally-generated funds.

     On March 31, 2004, PEC announced the redemption of $35 million of Darlington County 6.6% Series Pollution Control Bonds at 102.5% of par, $2 million of New Hanover County 6.30% Series Pollution Control Bonds at 101.5% of par, and $3 million of Chatham County 6.30% Series Pollution Control Bonds at 101.5% of par. All three series were fully redeemed on April 30, 2004.

     On February 9, 2004, Progress Capital Holdings, Inc. paid at maturity $25 million 6.48% medium term notes with excess cash.

     For the three months ended March 31, 2004, the Company issued approximately
     0.7 million shares of its common stock for approximately $29 million in proceeds from its Investor Plus Stock Purchase Plan and its employee benefit plans.

8.   BENEFIT PLANS

     The Company and some of its subsidiaries have a non-contributory defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has supplementary defined benefit pension plans that provide benefits to higher-level employees. In addition to pension benefits, the Company and some of its subsidiaries provide contributory other postretirement benefits (OPEB), including certain health care and life insurance benefits, for retired employees who meet specified criteria. The components of the net periodic benefit cost for the three months ended March 31 are:

                                                                            Other Postretirement
                                                      Pension Benefits            Benefits
                                                   --------------------    ---------------------
     (in millions)                                    2004        2003         2004      2003
                                                   --------------------    ---------------------
     Service cost                                  $      13 $      13      $      4  $       3
     Interest cost                                        28        27             8          8
     Expected return on plan assets                      (37)      (36)           (1)        (1)
     Amortization of actuarial (gain) loss                 5         5             1          1
     Other amortization, net                               -         -             1          1
                                                   --------------------    ---------------------
     Net periodic cost                             $       9 $       9      $     13  $      12
     Additional cost / (benefit) recognition (a)          (4)       (4)            1          1
                                                   --------------------    ---------------------
     Net periodic cost / (benefit) recognized      $       5 $       5      $     14  $      13
                                                   ====================    =====================
     (a) Relates to the  acquisition  of FPC. See Note 16B of Progress  Energy's
         Form 10-K for year ended December 31, 2003.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. In accordance with guidance issued by the FASB in FASB Staff Position FAS 106-1, the Company has elected to defer accounting for the effects of the Act due to uncertainties regarding the effects of the implementation of the Act and the accounting for certain provisions of the Act. Therefore, OPEB information presented in the financial statements does not reflect the effects of the Act. When specific authoritative accounting guidance is issued, it could require plan sponsors to change previously reported information. The Company is in the early stages of reviewing the Act and determining its potential effects on the Company.

9.   RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     Progress Energy and its subsidiaries are exposed to various risks related to changes in market conditions. The Company has a risk management committee that includes senior executives from various business groups. The risk management committee is responsible for administering risk management policies and monitoring compliance with those policies by all subsidiaries.

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

     Progress Energy uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio and to hedge interest rates with regard to future fixed rate debt issuances. In March 2004, two interest rate swap agreements totaling $200 million were terminated. These swaps were associated with Progress Energy 5.85% Notes due in 2008. The loss on the agreements was deferred and is being amortized over the life of the bonds as these agreements had been designated as fair value hedges for accounting purposes.

     As of March 31, 2004, Progress Energy had $650 million of fixed rate debt swapped to floating rate debt by executing interest rate derivative agreements. Under terms of these swap rate agreements, Progress Energy will receive a fixed rate and pay a floating rate based on 3-month LIBOR. These agreements expire in March 2006 and April 2007.

     In March 2004, PEC entered into a forward swap to hedge its exposure to interest rates with regard to a future issuance of approximately $300 million of debt. This agreement has a computational period of ten years.

     In April 2004, PEC entered into a cash flow hedge to hedge the payment stream associated with an upcoming lease.

     The Company holds interest rate collars with a varying notional amount and maximum of $195 million to hedge floating rate exposure associated with variable rate long-term debt. The Company is required to hedge 50% of the amount outstanding under its bank facility through March 2007.

     The Company also holds interest rate cash flow hedges, with a total notional amount of $400 million, related to projected outstanding balances of commercial paper.

     The notional amounts of interest rate derivatives are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in the transaction is the cost of replacing the agreements at current market rates. Progress Energy only enters into interest rate derivative agreements with banks with credit ratings of single A or better.

     Progress Fuels Corporation, through Progress Ventures, Inc. (PVI), periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. As of March 31, 2004, Progress Fuels Corporation is hedging exposures to the price variability of its natural gas production through December 2005. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.

     Nonhedging derivatives, primarily electricity and natural gas contracts, are entered into for trading purposes and for economic hedging purposes. While management believes the economic hedges mitigate exposures to fluctuations in commodity prices, these instruments are not designated as hedges for accounting purposes and are monitored consistent with trading positions.

     The Company recorded mark-to-market losses of $9 million in the first quarter of 2004 related to an agreement to provide energy needed to fulfill a contract obligation.

10.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company currently provides services through the following business segments: PEC Electric, PEF, Fuels, CCO, Rail Services and Other.

     PEC Electric and PEF are primarily engaged in the generation, transmission, distribution and sale of electric energy in portions of North Carolina, South Carolina and Florida. These electric operations are subject to the rules and regulations of the FERC, the NCUC, the SCPSC, the FPSC and the United States Nuclear Regulatory Commission (NRC). These electric operations also distribute and sell electricity to other utilities, primarily on the east coast of the United States.

     Fuels' operations, which are located throughout the United States, are involved in natural gas drilling and production, coal terminal services, coal mining, synthetic fuel production, fuel transportation and delivery.

     CCO's  operations,  which are located in the  southeastern  United  States,
     include   nonregulated   electric   generation   operations  and  marketing
     activities.

     Rail Services' operations include railcar repair, rail parts reconditioning and sales, and scrap metal recycling. These activities include maintenance and reconditioning of salvageable scrap components of railcars, locomotive repair and right-of-way maintenance. Rail Services' operations are located in the United States, Canada and Mexico.

     The Other segment, whose operations are in the United States, is composed of other nonregulated business areas including telecommunications and energy service operations and other nonregulated subsidiaries that do not separately meet the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     In addition to these reportable operating segments, the Company has other corporate activities that include holding company operations, service company operations and eliminations. The profit or loss of the identified segments plus the loss of Corporate represents the Company's total income from continuing operations before cumulative effect of change in accounting principle.


                                                   Revenues
                                -----------------------------------------------
                                                                                     Income from
                                                                                      Continuing
     (in millions)              Unaffiliated      Intersegment        Total           Operations           Assets
                                -------------     -------------    ------------     ---------------     -------------
     FOR THE THREE MONTHS
     ENDED MARCH 31, 2004
     PEC Electric                   $   901            $    -         $   901               $ 116          $ 10,669
     PEF                                784                 -             784                  49             7,284
     Fuels                              255                82             337                  48             1,164
     CCO                                 33                 -              33                  (8)            1,764
     Rail Services                      240                 -             240                   6               543
     Other                               21                 1              22                  (2)              320
     Corporate                            -               (83)            (83)               (101)            4,139
                                -------------     -------------    ------------     ---------------     -------------
     Consolidated totals            $ 2,234            $    -         $ 2,234               $ 108          $ 25,883
                                -------------     -------------    ------------     ---------------     -------------

     FOR THE THREE MONTHS
     ENDED MARCH 31, 2003
     PEC Electric                   $   926            $    -         $   926               $ 135
     PEF                                728                 -             728                  71
     Fuels                              304                82             386                  38
     CCO                                 37                 -              37                   9
     Rail Services                      178                 -             178                  (3)
     Other                               14                 4              18                   -
     Corporate                            -               (86)            (86)                (43)
                                -------------     -------------    ------------     ---------------
     Consolidated totals            $ 2,187            $    -         $ 2,187               $ 207
                                -------------     -------------    ------------     ---------------

11.  OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income and other income and expense items as discussed below. The components of other, net as shown on the accompanying Consolidated Statements of Income are as follows:

                                                                  Three Months Ended
                                                                       March 31,
                                                             -----------------------------
     (in millions)                                                2004            2003
                                                             --------------    -----------
     Other income
     Net financial trading gain                                       $   1         $    -
     Net energy brokered for resale                                       -             (2)
     Nonregulated energy and delivery services income                     6              5
     Contingent value obligation unrealized gain                          -              2
     Income from equity investments                                       2              -
     AFUDC equity                                                         2              2
     Other                                                                2              3
                                                             --------------    -----------
         Total other income                                          $   13         $   10
                                                             --------------    -----------

     Other expense
     Nonregulated energy and delivery services expenses              $    4         $    4
     Donations                                                            8              3
     Investment losses                                                    4              4
     Contingent value obligations unrealized loss                         7              -
     Write-off of non-trade receivable                                    7              -
     Other                                                                8              5
                                                             --------------    -----------
        Total other expense                                          $   38         $   16
                                                             --------------    -----------

     Other, net                                                      $  (25)        $   (6)
                                                             ==============    ===========

     Net financial trading gains and losses represent non-asset-backed trades of electricity and gas. Net energy brokered for resale represents electricity purchased for simultaneous sale to a third party. Nonregulated energy and delivery services include power protection services and mass-market programs such as surge protection, appliance services and area light sales, and delivery, transmission and substation work for other utilities.

12.  COMMITMENTS AND CONTINGENCIES

     Contingencies and significant changes to the commitments discussed in Note 21 of the Company's 2003 Annual Report on Form 10-K are described below.

     A. Guarantees

     As a part of normal business, Progress Energy and certain subsidiaries enter into various agreements providing financial or performance assurances to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. At March 31, 2004, management does not believe conditions are likely for significant performance under the guarantees of performance issued by or on behalf of affiliates discussed herein.

     Guarantees at March 31, 2004, are summarized in the table below and discussed more fully in the subsequent paragraphs.

      (in millions)
     Guarantees issued on behalf of affiliates
          Guarantees supporting nonregulated portfolio and energy marketing
               activities issued by Progress Energy                              $      383
          Guarantees supporting nuclear decommissioning                                 276
          Guarantee supporting power supply agreements                                  307
          Standby letters of credit                                                      11
          Surety bonds                                                                  115
          Other guarantees                                                                1
     Guarantees issued on behalf of third parties
          Other guarantees                                                               10
                                                                                -----------
        Total                                                                    $    1,103
                                                                                ===========

     Guarantees   Supporting   Nonregulated   Portfolio  and  Energy   Marketing
     Activities

     Progress Energy has issued approximately $383 million of guarantees on behalf of Progress Ventures (the business unit) and its subsidiaries for obligations under tolling agreements, transmission agreements, gas agreements, construction agreements, fuel procurement agreements and trading operations. Approximately $38 million of these guarantees were
     issued   during  the  first   quarter   of  2004  to   support   Fuels  and
     energy-marketing activities. The majority of the marketing contracts supported by the guarantees contain language regarding downgrade events, ratings triggers, monthly netting of exposure and/or payments and offset provisions in the event of a default. Based upon current business levels at March 31, 2004, if the Company's ratings were to decline below investment grade, the Company estimates that it may have to deposit cash or provide letters of credit or other cash collateral of approximately $115 million for the benefit of the Company's counterparties to support ongoing operations within a 90-day period.

     Guarantees Supporting Nuclear Decommissioning

     In 2003, PEC determined that its external funding levels did not fully meet the nuclear decommissioning financial assurance levels required by the NRC. Therefore, PEC met the financial assurance requirements by obtaining guarantees from Progress Energy in the amount of $276 million.

     Guarantees Supporting Power Supply Agreements

     In March 2003, PVI entered into a definitive agreement with Williams Energy Marketing and Trading, a subsidiary of The Williams Companies, Inc., to acquire a long-term full-requirements power supply agreement at fixed prices with Jackson County EMC (Jackson). The power supply agreement included a performance guarantee by Progress Energy. The transaction closed during the second quarter of 2003. The Company issued a payment and performance guarantee to Jackson related to the power supply agreement of

     $280 million. In the event that Progress Energy's credit ratings fall below investment grade, Progress Energy may be required to provide additional security for this guarantee in form and amount (not to exceed $280 million) acceptable to Jackson. During the third quarter of 2003, PVI entered into an agreement with Morgan Stanley Capital Group Inc. (Morgan Stanley) to fulfill Morgan Stanley's obligations to schedule resources and supply energy to Oglethorpe Power Corporation of Georgia through March 31, 2005. The Company issued a payment and performance guarantee to Morgan Stanley related to the power supply agreement. In the event that Progress Energy's credit ratings fall below investment grade, Progress Energy estimates that it may have to deposit cash or provide letters of credit or other cash collateral of approximately $27 million for the benefit of Morgan Stanley at March 31, 2004.

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

     Surety Bonds

     At March 31, 2004, the Company had $115 million in surety bonds purchased primarily for purposes such as providing workers' compensation coverage, obtaining licenses, permits, rights-of-way and project performance. To the extent liabilities are incurred as a result of the activities covered by the surety bonds, such liabilities are included in the accompanying Consolidated Balance Sheets.

     Other Guarantees

     The Company has other guarantees outstanding of approximately $11 million. Included in the $11 million are $10 million of guarantees issued on behalf of third parties which is in support of synthetic fuel operations at a third-party plant. The remaining $1 million in affiliate guarantees is related primarily to prompt performance payments and other payments subject to contingencies.

     B. Insurance

     Both PEC and PEF are insured against public liability for a nuclear incident up to $10,760 million per occurrence. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, each company, as an owner of nuclear units, can be assessed a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), each company would be subject to assessments of up to $101 million for each reactor owned per occurrence. Payment of such assessments would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. Congress is expected to approve revisions to the Price Anderson Act during 2004 that could include increased limits and assessments per reactor owned. The final outcome of this matter cannot be predicted at this time.

     C. Claims and Uncertainties

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

     PEC, PEF and Progress Fuels Corporation have filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have been settled and others are still pending. While the Company cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.

     The Company is also currently in the process of assessing potential costs and exposures at other environmentally impaired sites. As the assessments are developed and analyzed, the Company will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

     PEC There are nine former MGP sites and other sites associated with PEC that have required or are anticipated to require investigation and/or remediation costs. PEC received insurance proceeds to address costs associated with environmental liabilities related to its involvement with some sites. All eligible expenses related to these are charged against a specific fund containing these proceeds. At March 31, 2004, approximately $8 million remains in this centralized fund with a related accrual of $8 million recorded for the associated expenses of environmental issues. PEC does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what is currently accrued due to the fact that investigations have not been completed at all sites. This accrual has been recorded on an undiscounted basis. PEC measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. The process often involves assessing and developing cost-sharing arrangements with other PRPs. PEC will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. Presently, PEC cannot determine the total costs that may be incurred in connection with the remediation of all sites.

     In September 2003, the Company sold NCNG to Piedmont Natural Gas Company, Inc. As part of the sales agreement, the Company retained responsibility to remediate five former NCNG MGP sites, all of which also are associated with PEC, to state standards pursuant to an Administrative Order on Consent. These sites are anticipated to have investigation or remediation costs associated with them. NCNG had previously accrued approximately $2 million for probable and reasonably estimable remediation costs at these sites. These accruals have been recorded on an undiscounted basis. At the time of the sale, the liability for these costs and the related accrual was transferred to PEC. PEC does not believe it can provide an estimate of the reasonably possible total remediation costs beyond the accrual because investigations have not been completed at all sites. Therefore, PEC cannot currently determine the total costs that may be incurred in connection with the investigation and/or remediation of all sites.

     PEF At March 31, 2004, PEF has accrued $20 million for probable and estimable costs related to various environmental sites. Of this accrual, $10 million is for costs associated with the remediation of distribution transformers which are more fully discussed below. The remaining $10 million is related to two former MGP sites and other sites associated with PEF that have required or are anticipated to require investigation and/or remediation costs. PEF does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what is currently accrued.

     In 2002, PEF accrued approximately $3 million for investigation and remediation associated with distribution transformers and received approval from the FPSC for annual recovery of these environmental costs through the Environmental Cost Recovery Clause (ECRC). By December 2003, PEF accrued an additional $9 million for similar environmental costs as a result of increased sites and estimated costs per site. PEF has received approval from the FPSC to recover these costs through the ECRC. As more activity occurs at these sites, PEF will assess the need to adjust the accruals.

     In addition, PEF received insurance proceeds of approximately $3 million to address costs associated with environmental liabilities related to its involvement with some MGP and other sites. All eligible expenses related to these sites are included in the amount accrued above and charged against a fund containing these proceeds.

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

     Florida Progress Corporation In 2001, FPC sold its Inland Marine Transportation business operated by MEMCO Barge Line, Inc. to AEP Resources, Inc. FPC established an accrual to address indemnities and retained an environmental liability associated with the transaction. FPC estimates that its contractual liability to AEP Resources, Inc., associated with Inland Marine Transportation, is $4 million at March 31, 2004 and has accrued such amount. The previous accrual of $10 million was reduced in 2003 based on a change in estimate. This accrual has been determined on an undiscounted basis. FPC measures its liability for this site based on estimable and probable remediation scenarios. The Company believes that it is not reasonably probable that additional costs, which cannot be currently estimated, will be incurred related to the environmental indemnification provision beyond the amount accrued. The Company cannot predict the outcome of this matter.

     Certain historical sites exist that are being addressed voluntarily by FPC. An immaterial accrual has been established to address investigation expenses related to these sites. The Company cannot determine the total costs that may be incurred in connection with these sites.

     Rail Services is voluntarily addressing certain historical waste sites. The Company cannot determine the total costs that may be incurred in connection with these sites.

     Air Quality

     There has been and may be further proposed legislation requiring reductions in air emissions for NOx, SO2, carbon dioxide and mercury. Some of these proposals establish nationwide caps and emission rates over an extended period of time. This national multi-pollutant approach to air pollution control could involve significant capital costs which could be material to the Company's consolidated financial position or results of operations. Control equipment that will be installed on North Carolina fossil generating facilities as part of the North Carolina legislation discussed below may address some of the issues outlined above. However, the Company cannot predict the outcome of this matter.

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

     In 2003, the EPA published a final rule addressing routine equipment replacement under the New Source Review program. The rule defines routine equipment replacement and the types of activities that are not subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The rule was challenged in the Federal Appeals Court and its implementation stayed. The Company cannot predict the outcome of this matter.

     In 1998, the EPA published a final rule at Section 110 of the Clean Air Act addressing the regional transport of ozone (NOx SIP Call). The EPA's rule requires 23 jurisdictions, including North Carolina, South Carolina and Georgia, but not Florida, to further reduce NOx emissions in order to attain a preset emission level during each year's "ozone season," beginning May 31, 2004. PEC is currently installing controls necessary to comply with the rule and expects to be in compliance as required by the final rule. Total capital expenditures to meet these measures in North and South

     Carolina could reach approximately $370 million, which has not been adjusted for inflation. The Company has spent approximately $265 million to date related to these expenditures. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to the Company's results of operations. Further controls are anticipated as electricity demand increases.

     In 1997, the EPA issued final regulations establishing a new 8-hour ozone standard. In 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal 8-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals' decision. In April 2004, the EPA identified areas that do not meet the standard. The states with identified areas, including North and South Carolina are proceeding with the implementation of the federal 8-hour ozone standard. Both states promulgated final regulations, which will require PEC to install NOx controls under the states' 8-hour standard. The costs of those controls are included in the $370 million cost estimate above. However, further technical analysis and rulemaking may result in a requirement for additional controls at some units. The Company cannot predict the outcome of this matter.

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

     In June 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of NOx and SO2 from coal-fired power plants. Progress Energy expects its capital costs to meet these emission targets will be approximately $813 million by 2013. PEC has expended approximately $32 million of these capital costs through March 31, 2004. PEC currently has approximately 5,100 MW of coal-fired generation capacity in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utility's total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utilities or unless the utilities persistently earn a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utilities' last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the ten-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. PEC recognized amortization of $15 million and $20 million in the quarters ended March 31, 2004 and 2003, respectively. Pursuant to the law, PEC entered into an agreement with the state of North Carolina to transfer to the state certain NOx and SO2 emissions allowances that result from compliance with the collective NOx and SO2 emissions limitations set out in the law. The law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. Operation and maintenance costs will increase due to the additional personnel, materials and general maintenance associated with the equipment. Operation and maintenance expenses are recoverable through base rates, rather than as part of this program. Progress Energy cannot predict the future regulatory interpretation, implementation or impact of this law.

     In 2004, a bill was introduced in the Florida legislature that would require significant reductions in NOx, SO2 and particulate emissions from certain coal, natural gas and oil-fired generating units owned or operated by investor-owned electric utilities, including PEF. The NOx and SO2 reductions would be effective beginning with calendar year 2010 and the particulate reductions would be effective beginning with calendar year 2012. Under the proposed legislation, the FPSC would be authorized to allow the utilities to recover the costs of compliance with the emission reductions over a period not greater than seven years beginning in 2005, but the utilities' rates would be frozen at 2004 levels for at least five years of the maximum recovery period. The 2004 legislature took no action on this matter.

     In 1997, the EPA's Mercury Study Report and Utility Report to Congress conveyed that mercury is not a risk to the average American and expressed uncertainty about whether reductions in mercury emissions from coal-fired power plants would reduce human exposure. Nevertheless, the EPA determined in 2000 that regulation of mercury emissions from coal-fired power plants was appropriate. In 2003, the EPA proposed alternative control plans that would limit mercury emissions from coal-fired power plants. The first, a Maximum Achievable Control Technology (MACT) standard applicable to every coal-fired plant, would require compliance in 2008. The second, a mercury cap and trade program, would require limits to be met in two phases, 2010 and 2018. The mercury rule is expected to become final in March 2005.
     Achieving compliance with the proposal could involve significant capital costs which could be material to the Company's consolidated financial position or results of operations. The Company cannot predict the outcome of this matter.

     In conjunction with the proposed mercury rule, the EPA proposed a MACT standard to regulate nickel emissions from residual oil-fired units. The agency estimates the proposal will reduce national nickel emissions to approximately 103 tons. The rule is expected to become final in March 2005. The Company cannot predict the outcome of this matter.

     In December 2003, the EPA released its proposed Interstate Air Quality Rule (commonly known as the Fine Particulate Transport Rule and/or the Regional Transport Rule). The EPA's proposal requires 28 jurisdictions, including North Carolina, South Carolina, Georgia and Florida, to further reduce NOx and SO2 emissions in order to attain preset state NOx and SO2 emissions levels (which have not yet been determined). The rule is expected to become final in 2004. The air quality controls already installed for compliance with the NOx SIP Call and currently planned by the Company for compliance with the North Carolina legislation will reduce the costs required to meet the requirements of the Interstate Air Quality Rule for the Company's North Carolina units. Additional compliance costs will be determined later this year once the rule is better defined.

     In March 2004, the North Carolina Attorney General filed a petition with the EPA under Section 126 of the Clean Air Act, asking the federal government to force coal-fired power plants in thirteen other states, including South Carolina to reduce their NOx and SO2 emissions. The state of North Carolina contends these out-of-state polluters are interfering with North Carolina's ability to meet national air quality standards for ozone and particulate matter. The EPA has not made a determination on the
     Section 126 petition, and the Company cannot predict the outcome of this matter.

     Water Quality

     As a result of the operation of certain control equipment needed to address the air quality issues outlined above, new wastewater streams may be generated at the applicable facilities. Integration of these new wastewater streams into the existing wastewater treatment processes may result in permitting, construction and treatment challenges to PEC in the immediate and extended future.

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

     The EPA has published for comment a draft  Environmental  Impact  Statement
     (EIS) for surface coal mining (sometimes referred to as "mountaintop mining") and valley fills in the Appalachian coal region, where Progress Fuels currently operates a surface mine and may operate others in the future. The final EIS, when published, may affect regulations for the permitting of mines and the cost of compliance with environmental regulations. Regulatory changes for mining may also affect the cost of fuel for the coal-fueled electric generating plants. The Company cannot predict the outcome of this matter.

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

     Other Contingencies

     1. As required under the Nuclear Waste Policy Act of 1982, PEC and PEF each entered into a contract with the United States Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

     In 1995, the DOE issued a final interpretation that it did not have an unconditional obligation to take spent nuclear fuel by January 31, 1998. In Indiana Michigan Power v. DOE, the Court of Appeals vacated the DOE's final interpretation and ruled that the DOE had an unconditional obligation to begin taking spent nuclear fuel. The Court did not specify a remedy because the DOE was not yet in default.

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

     In January 2004, PEC and PEF filed a complaint with the DOE claiming that the DOE breached the Standard Contract for Disposal of Spent Nuclear Fuel by failing to accept spent nuclear fuel from various Progress Energy facilities on or before January 31, 1998. Damages due to DOE's breach will likely exceed $100 million. Similar suits have been initiated by over two dozen other utilities.

     In July 2002, Congress passed an override resolution to Nevada's veto of DOE's proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. DOE plans to submit a license application for the Yucca Mountain facility by the end of 2004. In November 2003, Congressional negotiators approved $580 million for fiscal year 2004 for the Yucca Mountain project, $123 million more than the previous year. PEC and PEF cannot predict the outcome of this matter.

     With certain modifications and additional approval by the NRC including the installation of onsite dry storage facilities at Robinson (2005) and Brunswick (2008), PEC's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on PEC's system through the expiration of the operating licenses for all of PEC's nuclear generating units.

     PEF is currently storing spent nuclear fuel onsite in spent fuel pools. PEF's nuclear unit, Crystal River Unit No. 3 (CR3), has sufficient storage capacity in place for fuel consumed through the end of the expiration of the current license in 2016. PEF will seek renewal of the CR3 operating license and if approved, additional dry storage may be necessary.

     2. In November 2001, Strategic Resource Solutions Corp. (SRS) filed a claim against the San Francisco Unified School District (the District) and other defendants claiming that SRS is entitled to approximately $10 million in unpaid contract payments and delay and impact damages related to the District's $30 million contract with SRS. In March 2002, the District filed a counterclaim, seeking compensatory damages and liquidated damages in excess of $120 million, for various claims, including breach of contract and demand on a performance bond. SRS has asserted defenses to the District's claims. SRS has amended its claims and asserted new claims against the District and other parties, including a former SRS employee and a former District employee.

     In March 2003, the City Attorney and the District filed new claims in the form of a cross-complaint against SRS, Progress Energy, Inc., Progress Energy Solutions, Inc., and certain individuals, alleging fraud, false claims, violations of California statutes, and seeking compensatory damages, punitive damages, liquidated damages, treble damages, penalties, attorneys' fees and injunctive relief. The filing states that the City and the District seek "more than $300 million in damages and penalties." PEC was added as a cross-defendant later in 2003.

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

     3. In August 2003, PEC was served as a co-defendant in a purported class action lawsuit styled as Collins v. Duke Energy Corporation et al, in South Carolina's Circuit Court of Common Pleas for the Fifth Judicial Circuit. PEC is one of three electric utilities operating in South Carolina named in the suit. The plaintiffs are seeking damages for the alleged improper use of electric easements but have not asserted a dollar amount for their damage claims. The complaint alleges that the licensing of attachments on electric utility poles, towers and other structures to nonutility third parties or telecommunication companies for other than the electric utilities' internal use along the electric right-of-way constitutes a trespass.

     In September 2003, PEC filed a motion to dismiss all counts of the complaint on substantive and procedural grounds. In October 2003, the plaintiffs filed a motion to amend their complaint. PEC believes the amended complaint asserts the same factual allegations as are in the original complaint and also seeks money damages and injunctive relief. In March 2004, the plaintiffs in this case filed a notice of dismissal without prejudice of their claims against PEC and Duke Energy Corporation.

     4. In 2001, PEC entered into a contract to purchase coal from Dynegy Marketing and Trade (DMT). After DMT experienced financial difficulties, including credit ratings downgrades by certain credit reporting agencies, PEC requested credit enhancements in accordance with the terms of the coal purchase agreement in July 2002. When DMT did not offer credit enhancements, as required by a provision in the contract, PEC terminated the contract in July 2002.

     PEC initiated a lawsuit seeking a declaratory judgment that the termination was lawful. DMT counterclaimed, stating the termination was a breach of contract. On March 23, 2004, the United States District Court for the Eastern District of North Carolina ruled that PEC was liable for breach of contract, but ruled against DMT on its unfair and deceptive trade practices claim. The Court subsequently entered a judgment against PEC in the amount of approximately $10 million. PEC intends to appeal the Court's ruling, but cannot predict the outcome of this matter. PEC recorded an accrual for the judgment and a regulatory asset for the probable recovery through its fuel adjustment clause.

     5. The Company, through its subsidiaries, is a majority owner in five entities and a minority owner in one entity that owns facilities that produce synthetic fuel as defined under the Internal Revenue Code (Code). The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed in service before July 1, 1998. All entities have received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. The PLRs do not limit the production on which synthetic fuel credits may be claimed. Should the tax credits be denied on audit, and the Company fails to prevail through the IRS or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows.

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

     In February 2004, subsidiaries of the Company finalized execution of the Colona Closing Agreement with the IRS concerning their Colona synthetic fuel facilities. The Colona Closing Agreement provided that the Colona facilities were placed in service before July 1, 1998, which is one of the qualification requirements for tax credits under Section 29. The Colona Closing Agreement further provides that the fuel produced by the Colona facilities in 2001 is a "qualified fuel" for purposes of the Section 29 tax credits. This action concludes the IRS PFA program with respect to Colona. Although the execution of the Colona Closing Agreement is a significant event, the PFA process continues with respect to the four synthetic fuel facilities owned by other affiliates of Progress Energy and Florida Progress Corporation. Currently, the focus of that process is to determine that the facilities were placed in service before July 1, 1998. In management's opinion, Progress Energy is complying with all the necessary requirements to be allowed such credits under Section 29, although it cannot provide certainty, that it will prevail if challenged by the IRS on credits taken. Accordingly, the Company has no current plans to alter its synthetic fuel production schedule as a result of these matters.

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

     6. The Company and its subsidiaries are involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the final disposition of pending litigation would not have a material adverse effect on the Company's consolidated results of operations or financial position.

                         CAROLINA POWER & LIGHT COMPANY
                      d/b/a PROGRESS ENERGY CAROLINAS, INC.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 March 31, 2004

UNAUDITED CONSOLIDATED STATEMENTS of INCOME

                                                                Three Months Ended March 31,
(in millions)                                                        2004          2003
----------------------------------------------------------------------------------------
Operating Revenues
   Electric                                                        $  901        $  926
   Diversified business                                                 -             3
----------------------------------------------------------------------------------------
      Total Operating Revenues                                        901           929
----------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                                   224           226
   Purchased power                                                     62            73
   Operation and maintenance                                          209           190
   Depreciation and amortization                                      127           139
   Taxes other than on income                                          43            44
   Diversified business                                                 -             1
----------------------------------------------------------------------------------------
        Total Operating Expenses                                      665           673
----------------------------------------------------------------------------------------
Operating Income                                                      236           256
----------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                      1             1
   Other, net                                                         (12)           (2)
----------------------------------------------------------------------------------------
        Total Other Expense                                           (11)           (1)
----------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                                    49            49
   Allowance for borrowed funds used during construction               (1)           (1)
----------------------------------------------------------------------------------------
        Total Interest Charges, Net                                    48            48
----------------------------------------------------------------------------------------
Income before Income Tax                                              177           207
Income Tax Expense                                                     62            72
----------------------------------------------------------------------------------------
Net Income                                                            115           135
Preferred Stock Dividend Requirement                                    1             1
----------------------------------------------------------------------------------------
Earnings for Common Stock                                          $  114        $  134
----------------------------------------------------------------------------------------

See Notes to Consolidated Interim Financial Statements.

Carolina Power & Light Company
d/b/a Progress Energy Carolinas, Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in millions)                                                         March 31,        December 31,
ASSETS                                                                     2004                2003
----------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                             $ 13,384            $ 13,331
  Accumulated depreciation                                               (5,344)             (5,280)
----------------------------------------------------------------------------------------------------
        Utility plant in service, net                                     8,040               8,051
  Held for future use                                                         5                   5
  Construction work in progress                                             342                 306
  Nuclear fuel, net of amortization                                         170                 159
----------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                          8,557               8,521
----------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                  13                 238
  Accounts receivable                                                       246                 265
  Unbilled accounts receivable                                              122                 145
  Receivables from affiliated companies                                      22                  27
  Advances from affiliated companies                                         84                   -
  Inventory                                                                 314                 348
  Deferred fuel cost                                                         99                 113
  Prepayments and other current assets                                       53                  82
----------------------------------------------------------------------------------------------------
        Total Current Assets                                                953               1,218
----------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                         494                 477
  Nuclear decommissioning trust funds                                       544                 505
  Miscellaneous other property and investments                              168                 169
  Other assets and deferred debits                                          109                 118
----------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                            1,315               1,269
----------------------------------------------------------------------------------------------------
           Total Assets                                                $ 10,825            $ 11,008
----------------------------------------------------------------------------------------------------
Capitalization and Liabilities
----------------------------------------------------------------------------------------------------
Common Stock Equity
  Common stock without par value, authorized 200 million shares,
     160 million shares issued and outstanding                         $  1,966            $  1,953
  Unearned ESOP common stock                                                (79)                (89)
  Accumulated other comprehensive loss                                       (6)                 (7)
  Retained earnings                                                       1,368               1,380
----------------------------------------------------------------------------------------------------
        Total Common Stock Equity                                         3,249               3,237
----------------------------------------------------------------------------------------------------
  Preferred Stock - Not Subject to Mandatory Redemption                      59                  59
  Long-Term Debt, Net                                                     3,048               3,086
----------------------------------------------------------------------------------------------------
        Total Capitalization                                              6,356               6,382
----------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                         189                 300
  Accounts payable                                                          173                 188
  Payables to affiliated companies                                           52                 136
  Notes payable to affiliated companies                                       -                  25
  Interest accrued                                                           46                  64
  Short-term obligations                                                      -                   4
  Other current liabilities                                                 191                 166
----------------------------------------------------------------------------------------------------
        Total Current Liabilities                                           651                 883
----------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                       1,138               1,125
  Accumulated deferred investment tax credits                               146                 148
  Regulatory liabilities                                                  1,222               1,175
  Asset retirement obligations                                              945                 932
  Other liabilities and deferred credits                                    367                 363
----------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                      3,818               3,743
----------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
----------------------------------------------------------------------------------------------------
            Total Capitalization and Liabilities                       $ 10,825            $ 11,008
----------------------------------------------------------------------------------------------------

See Notes to Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONSOLIDATED STATEMENTS of CASH FLOWS


                                                                                   Three Months Ended March 31,
(in millions)                                                                               2004         2003
---------------------------------------------------------------------------------------------------------------
     Operating Activities
Net income                                                                                 $ 115       $  135
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                          149          160
      Deferred income taxes                                                                   22          (10)
      Investment tax credit                                                                   (3)          (3)
      Deferred fuel cost                                                                      13            8
   Cash provided (used) by changes in operating assets and liabilities:
      Accounts receivable                                                                     40           20
      Inventories                                                                             36           19
      Prepayments and other current assets                                                     4            7
      Accounts payable                                                                       (88)          14
      Other current liabilities                                                               13           62
      Other                                                                                   32           28
---------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                           333          440
---------------------------------------------------------------------------------------------------------------
     Investing Activities
Gross property additions                                                                    (123)        (150)
Nuclear fuel additions                                                                       (39)         (30)
Net contributions to nuclear decommissioning trust                                           (10)         (10)
Other investing activities                                                                     3           (4)
---------------------------------------------------------------------------------------------------------------
         Net Cash Used in Investing Activities                                              (169)        (194)
---------------------------------------------------------------------------------------------------------------
     Financing Activities
Net decrease in short-term obligations                                                        (4)        (216)
Net change in intercompany notes                                                            (109)          89
Retirement of long-term debt                                                                (150)           -
Dividends paid to parent                                                                    (125)        (123)
Dividends paid on preferred stock                                                             (1)          (1)
---------------------------------------------------------------------------------------------------------------
         Net Cash Used in Financing Activities                                              (389)        (251)
---------------------------------------------------------------------------------------------------------------
     Net Decrease in Cash and Cash Equivalents                                              (225)          (5)
Cash and Cash Equivalents at Beginning of Period                                             238           18
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                 $  13       $   13
---------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                           $  66       $   58
                            income taxes (net of refunds)                                  $   1       $    3
----------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     A. Organization

     Carolina Power & Light Company is a public service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Through its wholly-owned subsidiaries, Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC) is involved in several nonregulated business activities. PEC is a wholly-owned subsidiary of Progress Energy, Inc. (the Company or Progress Energy). The Company is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both the Company and its subsidiaries are subject to the regulatory provisions of PUHCA. PEC is regulated by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (SCPSC), the Federal Energy Regulatory Commission (FERC) and the United States Nuclear Regulatory Commission (NRC).

     B. Basis of Presentation

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements for the period ended December 31, 2003 and notes thereto included in PEC's Form 10-K for the year ended December 31, 2003.

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

     In preparing financial statements that conform with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates. Certain amounts for 2003 have been reclassified to conform to the 2004 presentation.

     C. Stock-Based Compensation

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


     (in millions)                                                         2004        2003
                                                                      ------------  ----------
     Net Income, as reported                                               $ 115       $ 135
     Deduct:  Total stock option expense determined under fair
       value method for all awards, net of related tax effects                 2           1
                                                                      ------------  ----------
     Pro forma net income                                                  $ 113       $ 134
                                                                      ============  ==========

2.   NEW ACCOUNTING STANDARDS

     FIN No. 46, "Consolidation of Variable Interest Entities"
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46). This interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated or deconsolidated. FIN No. 46 requires an enterprise to consolidate a variable interest entity when the enterprise (a) absorbs a majority of the variable interest entity's expected losses, (b) receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the effective date of FIN No. 46, entities were generally consolidated by an enterprise that had control through ownership of a majority voting interest in the entity. FIN No. 46 originally applied immediately to variable interest entities created or obtained after January 31, 2003. During 2003 and the first quarter of 2004, PEC did not participate in the creation of, or obtain a significant new variable interest in, any variable interest entity. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46R), which modified certain requirements of FIN No. 46 and was effective for all variable interest entities as of March 31, 2004. Upon the adoption of FIN No. 46R, no variable interest entities were required to be deconsolidated by PEC.

     Upon adoption of FIN No. 46R as of March 31 2004, PEC determined that it is the primary beneficiary of a limited partnership which invests in 17 low-income housing partnerships that qualify for federal and state tax credits. PEC consolidated the limited partnership as of March 31, 2004, the effect of which was insignificant. PEC has requested but has not received all the necessary information to determine the primary beneficiary of the limited partnership's underlying 17 partnership investments, and has applied the information scope exception in FIN No. 46R, paragraph 4(g) to the 17 partnerships. PEC has no direct exposure to loss from the 17 partnerships; PEC's only exposure to loss is from its investment of approximately $1 million in the newly-consolidated limited partnership. PEC will continue its efforts to obtain the necessary information to fully apply FIN No. 46R to the 17 partnerships. PEC believes that if the newly-consolidated limited partnership is determined to be the primary beneficiary of the 17 partnerships, the effect of consolidating the 17 partnerships would not be significant to its Consolidated Balance Sheets.

     PEC has variable interests in two power plants resulting from long-term power purchase contracts. PEC has requested but has not received all the necessary information to determine if the counterparties are variable interest entities or to identify the primary beneficiaries, and has applied the information scope exception in FIN No. 46R, paragraph 4(g). Certain payments for fuel costs under these contracts are linked to inflation indices. PEC's only significant exposure to loss from these contracts results from fluctuations in the market price of fuel used by the two plants to produce the power purchased by PEC. Total purchases from these counterparties were approximately $9 million in each of the first quarters of 2003 and 2004. PEC will continue its efforts to obtain the necessary information to fully apply FIN No. 46R to these contracts. Although PEC has not received any financial information from these two counterparties, PEC believes that if it is determined to be the primary beneficiary of these two entities the effect of consolidating the entities could be significant to its Consolidated Balance Sheets. However, the approximate impact cannot be determined at this time.

     PEC also has interests in several other variable interest entities created before January 31, 2003, for which it is not the primary beneficiary. These arrangements include investments in approximately 27 limited partnerships, limited liability corporations and venture capital funds and two building leases with special-purpose entities. The aggregate maximum loss exposure at March 31, 2004, that PEC could be required to record in its income statement as a result of these arrangements totals approximately $27 million. The creditors of these variable interest entities do not have recourse to the general credit of PEC in excess of the aggregate maximum loss exposure.

3.   REGULATORY MATTERS

     A. Retail Rate Matters

     PEC has exclusively utilized external funding for its decommissioning liability since 1994. Prior to 1994, PEC retained funds internally to meet its decommissioning liability. An NCUC order issued in February 2004 found that by January 1, 2008 PEC must begin transitioning these amounts to external funds. The transition of $131 million must be completed by December 31, 2017, and at least 10% must be transitioned each year.

     PEC filed with the SCPSC seeking permission to defer expenses incurred from the first quarter 2004 winter storm. The SCPSC approved PEC's request to defer the costs and amortize them over five years beginning in January 2005. Approximately $10 million related to storm costs incurred during the quarter was deferred.

     During the first quarter of 2004, PEC filed with the NCUC and obtained approval from the SCPSC for a depreciation study which allowed the utility to reduce the rates used to calculate depreciation expense. As a result, depreciation expense decreased $7 million compared to the prior year quarter.

     B. Regional Transmission Organizations

     In 2000, the FERC issued Order No. 2000 on RTOs, which set minimum characteristics and functions that RTOs must meet, including independent transmission service. In July 2002, the FERC issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. In April 2003, the FERC released a White Paper on the Wholesale Market Platform. The White Paper provides an overview of what the FERC currently intends to include in a final rule in the SMD NOPR docket. The White Paper retains the fundamental and most protested aspects of SMD NOPR, including mandatory RTOs and the FERC's assertion of jurisdiction over certain aspects of retail service. The FERC has not yet issued a final rule on SMD NOPR. PEC cannot predict the outcome of these matters or the effect that they may have on the GridSouth proceedings currently ongoing before the FERC. It is unknown what impact the future proceedings will have on PEC's earnings, revenues or prices.

     PEC has recorded $33 million related to startup costs for GridSouth at March 31, 2004. PEC expects to recover these startup costs in conjunction with the GridSouth original structure or in conjunction with any alternate combined transmission structures that emerge.

4.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2004 and 2003 was $116 million and $135 million, respectively. Changes in other comprehensive income for the periods consisted primarily of changes in fair value of derivatives used to hedge cash flows related to interest on long-term debt.

5.   FINANCING ACTIVITIES

     On January 15, 2004, PEC paid at maturity $150 million 5.875% First Mortgage Bonds with commercial paper proceeds. On April 15, 2004, PEC also paid at maturity $150 million 7.875% First Mortgage Bonds with commercial paper proceeds and internally-generated funds.

     On March 31, 2004, PEC announced the redemption of $35 million of Darlington County 6.6% Series Pollution Control Bonds at 102.5% of par, $2 million of New Hanover County 6.30% Series Pollution Control Bonds at 101.5% of par, and $3 million of Chatham County 6.30% Series Pollution Control Bonds at 101.5% of par. All three series were fully redeemed effective April 30, 2004.

6.   BENEFIT PLANS

     PEC has a non-contributory defined benefit retirement (pension) plan for substantially all full-time employees. PEC also has supplementary defined benefit pension plans that provide benefits to higher-level employees. In addition to pension benefits, PEC provides contributory other postretirement benefits (OPEB), including certain health care and life insurance benefits, for retired employees who meet specified criteria. The components of the net periodic benefit cost for the three months ended March 31 are:

                                                                         Other Postretirement
                                                   Pension Benefits            Benefits
                                                ---------------------    --------------------
     (in millions)                                 2004         2003        2004     2003
                                                ---------------------    --------------------
     Service cost                               $       6  $       5     $      2 $       2
     Interest cost                                     13         12            4         3
     Expected return on plan assets                   (17)       (16)          (1)       (1)
     Amortization, net                                  -          -            1         1
                                                ---------------------    --------------------
     Net periodic cost / (benefit)              $       2  $       1     $      6 $       5
                                                =====================    ===-================

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. In accordance with guidance issued by the FASB in FASB Staff Position FAS 106-1, PEC has elected to defer accounting for the effects of the Act due to uncertainties regarding the effects of the implementation of the Act and the accounting for certain provisions of the Act. Therefore, OPEB information presented in the financial statements does not reflect the effects of the Act. When specific authoritative accounting guidance is issued, it could require plan sponsors to change previously reported information. PEC is in the early stages of reviewing the Act and determining its potential effects on PEC.

7.   RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     PEC uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio and to hedge interest rates with regard to future fixed rate debt issuances. In March 2004, PEC entered into a forward swap to hedge its exposure to interest rates with regard to a future issuance of approximately $300 million of debt.

     In April 2004, PEC entered into a cash flow hedge to hedge the payment stream associated with an upcoming lease.

     The notional amounts of the above contracts are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in the transaction is the cost of replacing the agreements at current market rates. PEC only enters into interest rate derivative agreements with banks with credit ratings of single A or better.

8.   FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

     The Other segment, whose operations are primarily in the United States, is made up of other nonregulated business areas that do not separately meet the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and consolidation entities and eliminations.

     The financial information for PEC segments for the three months ended March 31, 2004 and 2003 is as follows:

                                             2004                                   2003
                               --------------------------------     -------------------------------
                                   PEC                                  PEC
     (in millions)              Electric    Other     Total          Electric    Other     Total
                               --------------------------------     -------------------------------
     Total revenues                $  901      $  -     $  901           $ 926       $ 3     $ 929
     Segment profit (loss)            116       (2)        114             135       (1)       134
                               --------------------------------     -------------------------------

9.   OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income and other income and expense items as discussed below. The components of other, net as shown on the accompanying Consolidated Statements of Income for the three months ended March 31, 2004 and 2003, are as follows:

     (in millions)                                               2004              2003
                                                             -------------    --------------
     Other income
     Net financial trading gain (loss)                             $    1            $   (1)
     Net energy brokered for resale                                     -                (2)
     Nonregulated energy and delivery services income                   2                 2
     AFUDC equity                                                       1                 1
     Other                                                                                2
                                                                        1
                                                             -------------    --------------
         Total other income                                        $    5            $    2
                                                             -------------    --------------

      Other expense
     Nonregulated energy and delivery services expenses            $    2            $    2
     Donations                                                          4                 1
     Write-off of non-trade receivable                                  7                 -
     Other                                                              4                 1
                                                             -------------    --------------
        Total other expense                                        $   17            $    4
                                                             -------------    --------------

     Other, net                                                    $  (12)           $   (2)
                                                             =============    ==============

     Net financial trading gains and losses represent non-asset-backed trades of electricity and gas. Net energy brokered for resale represents electricity purchased for simultaneous sale to a third party. Nonregulated energy and delivery services include power protection services and mass market programs such as surge protection, appliance services and area light sales, and delivery, transmission and substation work for other utilities.

10.  COMMITMENTS AND CONTINGENCIES

     Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 2003, with respect to the commitments discussed in Note 16 of PEC's 2003 Annual Report on Form 10-K.

     A. Guarantees

     As a part of normal business, PEC enters into various agreements providing financial or performance assessments to third parties. Such agreements include, for example, guarantees, standby letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. At March 31, 2004, management does not believe conditions are likely for performance under these agreements.

     At March 31, 2004, outstanding guarantees consisted of the following:

     (in millions)
     Standby letters of credit                $   3
     Surety bonds                                 9
                                        ---------------
        Total                                 $  12
                                        ===============

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

     Surety Bonds
     At March 31, 2004, PEC had $9 million in surety bonds purchased primarily for purposes such as providing workers' compensation coverage and obtaining licenses, permits and rights-of-way. To the extent liabilities are incurred as a result of the activities covered by the surety bonds, such liabilities are included in the Consolidated Balance Sheets.

     Guarantees Issued by the Parent
     In 2003, PEC determined that its external funding levels did not fully meet the nuclear decommissioning financial assurance levels required by the NRC. Therefore, PEC obtained parent company guarantees of $276 million to meet the required levels.

     B. Insurance

     PEC is insured against public liability for a nuclear incident up to $10,760 million per occurrence. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear plants, PEC, as an owner of nuclear units, can be assessed a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), PEC would be subject to assessments of up to $101 million for each reactor owned per occurrence. Payment of such assessments would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. Congress is expected to approve revisions to the Price Anderson Act during 2004 that could include increased limits and assessments per reactor owned. The final outcome of this matter cannot be predicted at this time.

     C. Claims and Uncertainties

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

     There are nine former MGP sites and other sites associated with PEC that have required or are anticipated to require investigation and/or remediation costs. PEC received insurance proceeds to address costs associated with PEC environmental liabilities related to its involvement with some sites. All eligible expenses related to these are charged against a specific fund containing these proceeds. At March 31, 2004, approximately $8 million remains in this centralized fund with a related accrual of $8 million recorded for the associated expenses of environmental issues. PEC does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what is currently accrued due to the fact that investigations have not been completed at all sites. This accrual has been recorded on an undiscounted basis. PEC measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. The process often involves assessing and developing cost-sharing arrangements with other PRPs. PEC will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. Presently, PEC cannot determine the total costs that may be incurred in connection with the remediation of all sites.

     In September 2003, the Company sold NCNG to Piedmont Natural Gas Company, Inc. As part of the sales agreement, the Company retained responsibility to remediate five former NCNG MGP sites, all of which also are associated with PEC, to state standards pursuant to an Administrative Order on Consent. These sites are anticipated to have investigation or remediation costs associated with them. NCNG had previously accrued approximately $2 million for probable and reasonably estimable remediation costs at these sites. These accruals have been recorded on an undiscounted basis. At the time of the sale, the liability for these costs and the related accrual was transferred to PEC. PEC does not believe it can provide an estimate of the reasonably possible total remediation costs beyond the accrual because investigations have not been completed at all sites. Therefore, PEC cannot currently determine the total costs that may be incurred in connection with the investigation and/or remediation of all sites.

     Air Quality

     There has been and may be further proposed legislation requiring reductions in air emissions for NOx, SO2, carbon dioxide and mercury. Some of these proposals establish nationwide caps and emission rates over an extended period of time. This national multi-pollutant approach to air pollution control could involve significant capital costs which could be material to PEC's consolidated financial position or results of operations. Control equipment that will be installed on North Carolina fossil generating facilities as part of the North Carolina legislation discussed below may address some of the issues outlined above. However, PEC cannot predict the outcome of this matter.

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

     In 2003, the EPA published a final rule addressing routine equipment replacement under the New Source Review program. The rule defines routine equipment replacement and the types of activities that are not subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The rule was challenged in the Federal Appeals Court and its implementation stayed. The Company cannot predict the outcome of this matter.

     In 1998, the EPA published a final rule at Section 110 of the Clean Air Act addressing the regional transport of ozone (NOx SIP Call). The EPA's rule requires 23 jurisdictions, including North Carolina, South Carolina and Georgia, to further reduce NOx emissions in order to attain a preset emission level during each year's "ozone season," beginning May 31, 2004. PEC is currently installing controls necessary to comply with the rule and expects to be in compliance as required by the final rule. Total capital expenditures to meet these measures in North and South Carolina could reach approximately $370 million, which has not been adjusted for inflation. PEC has spent approximately $265 million to date related to these expenditures. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to PEC's results of operations. Further controls are anticipated as electricity demand increases.

     In 1997, the EPA issued final regulations establishing a new 8-hour ozone standard. In 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal 8-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals decision. In April 2004, the EPA identified areas that do not meet the standard. The states with identified areas, including North and South Carolina are proceeding with the implementation of the federal 8-hour ozone standard . Both states promulgated final regulations, which will require PEC to install NOx controls under the states' 8-hour standard. The costs of those controls are included in the $370 million cost estimate above. However, further technical analysis and rulemaking may result in a requirement for additional controls at some units. PEC cannot predict the outcome of this matter.

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

     In June 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of NOx and SO2 from coal-fired  power  plants.  PEC  expects  its  capital  costs to meet these emission targets will be approximately $813 million by 2013. PEC has expended approximately $32 million of these capital costs through March 31, 2004. PEC currently has approximately 5,100 MW of coal-fired generation in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utility's total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utilities or unless the utilities persistently earn a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utilities' last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the 10-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. PEC recognized amortization of $15 million and $20 million in the quarters ended March 31, 2004 and 2003, respectively. Pursuant to the law, PEC entered into an agreement with the state of North Carolina to transfer to the state certain NOx and SO2 emissions allowances that result from compliance with the collective NOx and SO2 emission limitations set out in the law. The law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. Operation and maintenance costs will increase due to the additional personnel, materials and general maintenance associated with the equipment. Operation and maintenance expenses are recoverable through base rates, rather than as part of this program. PEC cannot predict the future regulatory interpretation, implementation or impact of this law.

     In 1997, the EPA's Mercury Study Report and Utility Report to Congress conveyed that mercury is not a risk to the average American and expressed uncertainty about whether reductions in mercury emissions from coal-fired power plants would reduce human exposure. Nevertheless, the EPA determined in 2000 that regulation of mercury emissions from coal-fired power plants was appropriate. In 2003, the EPA proposed alternative control plans that would limit mercury emissions from coal-fired power plants. The first, a Maximum Available Control Technology (MACT) standard applicable to every coal-fired plant, would require compliance in 2008. The second, a mercury cap and trade program, would require limits to be met in two phases, 2010 and 2018. The mercury rule is expected to become final in March 2005. Achieving compliance with either proposal could involve significant capital costs which could be material to PEC's consolidated financial position or results of operations. PEC cannot predict the outcome of this matter.

     In conjunction with the proposed mercury rule, the EPA proposed a MACT standard to regulate nickel emissions from residual oil-fired units. The agency estimates the proposal will reduce national nickel emissions to approximately 103 tons. The rule is expected to become final in March 2005.

     In December 2003, the EPA released its proposed Interstate Air Quality Rule (commonly known as the Fine Particulate Transport Rule and/or the Regional Transport Rule). The EPA's proposal requires 28 jurisdictions, including North Carolina, South Carolina, Georgia and Florida, to further reduce NOx and SO2 emissions in order to attain pre-set NOx and SO2 emissions levels (which have not yet been determined). The rule is expected to become final in 2004. The air quality controls already installed for compliance with the NOx SIP Call and currently planned by PEC for compliance with the North Carolina legislation will reduce the costs required to meet the requirements of the Interstate Air Quality Rule for the Company's North Carolina units. Additional compliance costs will be determined later this year once the rule is better defined.

     In March 2004, the North Carolina Attorney General filed a petition with the EPA under Section 126 of the Clean Air Act, asking the federal government to force coal-fired power plants in thirteen other states, including South Carolina, to reduce their NOx and SO2 emissions. The state of North Carolina contends these out-of-state polluters are interfering with North Carolina's ability to meet national air quality standards for ozone and particulate matter. The EPA has not made a determination on the
     Section 126 petition, and PEC cannot predict the outcome of this matter.

     Water Quality

     As a result of the operation of certain control equipment needed to address the air quality issues outlined above, new wastewater streams may be generated at the applicable facilities. Integration of these new wastewater streams into the existing wastewater treatment processes may result in permitting, construction and treatment challenges to PEC in the immediate and extended future.

     After many years of litigation and settlement negotiations the EPA published regulations in February 2004 for the implementation of Section 316(b) of the Clean Water Act. The purpose of these regulations is to minimize adverse environmental impacts caused by cooling water intake structures and intake systems. Over the next several years these regulations will impact the larger base load generation facilities and may require the facilities to mitigate the effects to aquatic organisms by constructing intake modifications or undertaking other restorative activities. Substantial costs could be incurred by the facilities in order to comply with the new regulation. PEC cannot predict the outcome and impacts to the facilities at this time.

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

     Other Contingencies

     1. As required under the Nuclear Waste Policy Act of 1982, PEC entered into a contract with the DOE under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

     In 1995, the DOE issued a final interpretation that it did not have an unconditional obligation to take spent nuclear fuel by January 31, 1998. In Indiana Michigan Power v. DOE, the Court of Appeals vacated the DOE's final interpretation and ruled that the DOE had an unconditional obligation to begin taking spent nuclear fuel. The Court did not specify a remedy because the DOE was not yet in default.

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

     In January 2004, PEC filed a complaint with the DOE claiming that the DOE breached the Standard Contract for Disposal of Spent Nuclear Fuel by failing to accept spent nuclear fuel from various Progress Energy facilities on or before January 31, 1998. Damages due to DOE's breach will likely exceed $100 million. Similar suits have been initiated by over two dozen other utilities.

     In July 2002, Congress passed an override resolution to Nevada's veto of DOE's proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. DOE plans to submit a license application for the Yucca Mountain facility by the end of 2004. In November 2003, Congressional negotiators approved $580 million for fiscal year 2004 for the Yucca Mountain project, $123 million more than the previous year. PEC cannot predict the outcome of this matter.

     With certain modifications and additional approval by the NRC including the installation of onsite dry storage facilities at Robinson (2005) and Brunswick (2008), PEC's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on its system through the expiration of the operating licenses for all of its nuclear generating units.

     2. In August 2003, PEC was served as a co-defendant in a purported class action lawsuit styled as Collins v. Duke Energy Corporation et al, in South Carolina's Circuit Court of Common Pleas for the Fifth Judicial Circuit. PEC is one of three electric utilities operating in South Carolina named in the suit. The plaintiffs are seeking damages for the alleged improper use of electric easements but have not asserted a dollar amount for their damage claims. The complaint alleges that the licensing of attachments on electric utility poles, towers and other structures to non-utility third parties or telecommunication companies for other than the electric utilities' internal use along the electric right-of-way constitutes a trespass.

     In September 2003, PEC filed a motion to dismiss all counts of the complaint on substantive and procedural grounds. In October 2003, the plaintiffs filed a motion to amend their complaint. PEC believes the amended complaint asserts the same factual allegations as are in the original complaint and also seeks money damages and injunctive relief. In November 2003, PEC filed a motion to dismiss the plaintiffs' first amended complaint. In March 2004, the plaintiffs in this case filed a notice of dismissal without prejudice of their claims against PEC and Duke Energy Corporation.

     3. In 2001, PEC entered into a contract to purchase coal from Dynegy Marketing and Trade (DMT). After DMT experienced financial difficulties, including credit ratings downgrades by certain credit reporting agencies, PEC requested credit enhancements in accordance with the terms of the coal purchase agreement in July 2002. When DMT did not offer credit enhancements, as required by a provision in the contract, PEC terminated the contract in July 2002.

     PEC initiated a lawsuit seeking a declaratory judgment that the termination was lawful. DMT counterclaimed, stating the termination was a breach of contract. On March 23, 2004, the United States District Court for the Eastern District of North Carolina ruled that PEC was liable for breach of contract, but ruled against DMT on its unfair and deceptive trade practices claim. The Court subsequently entered a judgment against PEC in the amount of approximately $10 million. PEC intends to appeal the Court's ruling, but cannot predict the outcome of this matter. PEC recorded an accrual for the judgment and a regulatory asset for the probable recovery through its fuel adjustment clause.

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

This discussion should be read in conjunction with the accompanying financial statements found elsewhere in this report and in conjunction with the 2003 Form 10-K.

RESULTS OF OPERATIONS

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

In this section, earnings and the factors affecting earnings for the three months ended March 31, 2004 as compared to the same period in 2003 are discussed. The discussion begins with a summarized overview of the Company's consolidated earnings, which is followed by a more detailed discussion and analysis by business segment.

OVERVIEW

For the quarter ended March 31 2004, Progress Energy's net income was $108 million or $0.45 per share compared to $219 million or $0.94 per share for the same period in 2003. The decrease in net income as compared to prior year was due primarily to:

     o    Lower off-system sales, primarily by PEC Electric.
     o Higher O&M costs at the utilities due to increased spending for scheduled plant outages in both the Carolinas and Florida and planned reliability improvements in Florida.
     o Decreased nonregulated generation earnings due to receipt of a contract termination payment on a tolling agreement in 2003 and higher fixed costs and interest charges in 2004.
     o    Unrealized losses recorded on contingent value obligations.
     o    The impact of tax levelization.

Partially offsetting these items were:

     o    Increased natural gas revenues.
     o    Utility customer growth in the Carolinas.

Basic earnings per share decreased in 2004 due in part to the factors outlined above. Dilution related to the issuances under the Company's Investor Plus Stock Purchase Plan and employee benefit programs in 2003 and 2004 also reduced basic earnings per share by $0.02 in the first quarter of 2004.

Beginning in the fourth quarter of 2003, the Company ceased recording portions of Fuels segment's operations, primarily synthetic fuel facilities, one month in arrears. As a result, earnings for the year ended December 31, 2003 included 13 months of operations, resulting in a net income increase of $2 million for the year. The Company restated previously reported consolidated quarterly earnings to reflect the new reporting periods, resulting in four months of earnings in the restated first quarter 2003 net income which increased $11 million from the amount previously reported.

The Company's segments contributed the following profits or losses for the three months ended March 31, 2004 and 2003:

------------------------------------------------------------------------------
(in millions)                                 Three Months Ended March 31,
------------------------------------------------------------------------------

Business Segment                                       2004             2003
------------------------------------------------------------------------------
PEC Electric                                           $  116          $  135
PEF                                                        49              71
Fuels                                                      48              38
CCO                                                        (8)              9
Rail                                                        6              (3)
Other                                                      (2)              -
                                            ----------------------------------
    Total Segment Profit                                  209             250
Corporate                                                (101)            (43)
                                            ----------------------------------
Income from continuing operations                         108             207
NCNG discontinued operations                                -              11
Cumulative effect of change in accounting
      principle, net of tax                                 -               1
                                            ----------------------------------
    Net income                                         $  108          $  219
------------------------------------------------------------------------------

In March 2003, the SEC completed an audit of Progress Energy Service Company, LLC (Service Company) and recommended that the Company change its cost allocation methodology for allocating Service Company costs. As part of the audit process, the Company was required to change the cost allocation methodology for 2003 and record retroactive reallocations between its affiliates in the first quarter of 2003 for allocations originally made in 2001 and 2002. This change in allocation methodology and the related retroactive adjustments have no impact on consolidated expense or earnings. The new allocation methodology, as compared to the previous allocation methodology, generally decreases expenses in the regulated utilities and increases expenses in the nonregulated businesses. The regulated utilities' reallocations are within operation and maintenance (O&M) expense, while the diversified businesses' reallocations are generally within diversified business expenses. The impact on the individual lines of business is included in the following discussions.

PROGRESS ENERGY CAROLINAS ELECTRIC

PEC Electric contributed segment profits of $116 million and $135 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in profits for the three months ended March 31, 2004 as compared to the same period in 2003 is primarily due to lower off-system sales and higher O&M charges, partially offset by the favorable impact of colder weather, increased revenues from customer growth and lower depreciation and amortization charges.

Revenues

PEC Electric's revenues for the three months ended March 31, 2004 and 2003, and the percentage change by customer class are as follows:

------------------------------------------------------------------------
(in millions of $)                   Three Months Ended March 31,
------------------------------------------------------------------------
Customer Class                 2004      Change     % Change    2003
------------------------------------------------------------------------
Residential                      $ 371     $   14     3.9%         $ 357
Commercial                         208          7     3.5%           201
Industrial                         147          -      -             147
Governmental                        19          -      -              19
                            ----------------------            ----------
    Total retail revenues          745         21     2.9%           724
Wholesale                          156        (53)   (25.4%)         209
Unbilled                           (23)         8      -             (31)
Miscellaneous                       23         (1)   (4.2%)           24
                            ----------------------            ----------
  Total electric revenues        $ 901     $  (25)   (2.7%)        $ 926
------------------------------------------------------------------------

PEC Electric's energy sales for the three months ended March 31, 2004 and 2003, and the amount and percentage change by customer class are as follows:

------------------------------------------------------------------------
(in millions of kWh)                 Three Months Ended March 31,
------------------------------------------------------------------------
Customer Class                 2004      Change     % Change    2003
------------------------------------------------------------------------
Residential                      4,741        154      3.4%       4,587
Commercial                       3,058         75      2.5%       2,983
Industrial                       2,993        (12)    (0.4%)      3,005
Governmental                       345          2      0.6%         343
                            ----------------------            ----------
    Total   retail   energy     11,137        219      2.0%      10,918
sales
Wholesale                        3,791       (828)   (17.9%)      4,619
Unbilled                          (385)        95       -          (480)
                            ----------------------            ----------
    Total kWh sales             14,543       (514)    (3.4%)     15,057
------------------------------------------------------------------------

PEC Electric's revenues, excluding recoverable fuel revenues of $239 million and $251 million for the three months ended March 31, 2004 and 2003, respectively, decreased $13 million. The decrease in revenues was due primarily to lower wholesale sales. Revenues for the quarter ended March 31, 2003 included strong sales to the Northeastern United States as a result of favorable market conditions. The decline in wholesale revenues was partially offset by increased retail revenues as a result of favorable weather, with heating degree days 3.8% above prior year. In addition, favorable customer growth partially offset the decrease in wholesale sales. PEC Electric has approximately 24,000 additional customers as of March 31, 2004 compared to March 31, 2003.

Expenses

Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, changes in expense have no material impact on operating results.

O&M costs were $209 million for the three months ended March 31, 2004, which represents a $19 million increase compared to the same period in 2003. O&M expenses increased in the current year due primarily to the Service Company reallocation in 2003. O&M charges were favorably impacted by $16 million related to the retroactive reallocation of Service Company costs in the prior year. In addition, O&M costs increased $5 million related to a planned outage at the Brunswick Nuclear Plant and another $5 million related to right-of-way maintenance costs. These increases were partially offset by lower storm costs of $4 million compared to the prior year. PEC Electric incurred severe storm costs of $16 million during the quarter, of which approximately $10 million related to costs in the South Carolina service territory was deferred. Storm costs for the quarter ended March 31, 2003 were approximately $10 million and while these costs were also deferred, the deferral was not received until the fourth quarter of 2003; therefore, the effects of the reversal were recorded in the fourth quarter.

Depreciation and amortization expense decreased $12 million from $139 million for the quarter ended March 31, 2003 to $127 million for the quarter ended March 31, 2004. During the first quarter of 2004, PEC Electric filed with the North Carolina Utilities Commission (NCUC) and obtained approval from the South Carolina Public Service Commission (SCPSC) for a depreciation study which allowed the utility to reduce the rates used to calculate depreciation expense. As a result depreciation expense decreased $7 million compared to the prior year quarter. The new depreciation study provides support for reducing depreciation expense on an annual basis by approximately $45 million. The reduction in depreciation expense is primarily attributable to assumption changes for nuclear generation, offset by increases for distribution assets. In addition, clean air amortization decreased $5 million compared to the prior year.

Other expenses have increased $10 million for the period ending March 31, 2004 as compared to the same period in the prior year. This increase is due primarily to the write-off of $7 million of non-trade receivables.

PROGRESS ENERGY FLORIDA

PEF contributed segment profits of $49 million and $71 million in the three months ended March 31, 2004 and 2003, respectively. The decrease in profits for the three months ended March 31, 2004 when compared to 2003 is primarily due to the impact of milder weather and higher O&M costs, partially offset by the additional return on investment on the Hines 2 plant.

PEF's electric revenues for the three months ended March 31, 2004 and 2003, and the amount and percentage change by customer class are as follows:

------------------------------------------------------------------------
(in millions of $)                   Three Months Ended March 31,
------------------------------------------------------------------------
Customer Class                   2004      Change     % Change    2003
------------------------------------------------------------------------
Residential                      $ 402       $ 17     4.4%        $ 385
Commercial                         181         31    20.7%          150
Industrial                          63         15    31.3%           48
Governmental                        46          8    21.1%           38
Retroactive rate refund              -          -      -              -
Retail revenue sharing              (4)        (4)     -              -
                            ----------------------            ----------
    Total retail revenues          688         67    10.8%          621
Wholesale                           67         (4)   (5.6%)          71
Unbilled                            (6)        (5)     -             (1)
Miscellaneous                       35         (2)   (5.4%)          37
                            ----------------------            ----------
    Total electric revenues      $ 784       $ 56     7.7%        $ 728
------------------------------------------------------------------------

PEF's electric energy sales for the three months ended March 31, 2004 and 2003, and the amount and percentage change by customer class are as follows:

------------------------------------------------------------------------
(in millions of kWh)                 Three Months Ended March 31,
------------------------------------------------------------------------
Customer Class                   2004      Change     % Change    2003
------------------------------------------------------------------------
Residential                      4,291       (262)   (5.8%)        4,553
Commercial                       2,491         49     2.0%         2,442
Industrial                       1,023        107    11.7%           916
Governmental                       672         16     2.4%           656
                            ----------------------            ----------
    Total   retail   energy      8,477        (90)   (1.1%)        8,567
sales
Wholesale                        1,323         46     3.6%         1,277
Unbilled                          (135)      (190)     -              55
                            ----------------------            ----------
    Total kWh sales              9,665       (234)   (2.4%)        9,899
------------------------------------------------------------------------

Revenues

PEF's revenues, excluding recoverable fuel and other pass-through revenues of $448 million and $372 million for the three months ended March 31, 2004 and 2003, respectively, decreased $20 million. This decrease was due primarily to the impact of milder weather which was offset partially by the $7 million return on Hines 2 which was placed in service in December 2003.

Expenses

Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, changes in expense have no material impact on operating results.

O&M costs increased $19 million, when compared to the $141 million incurred during the three months ended March 31, 2003. This increase is primarily related to higher costs associated with scheduled plant outages and planned reliability improvements of approximately $6 million each.

Depreciation and amortization decreased $10 million when compared to the $79 million incurred during the three months ended March 31, 2003, primarily due to the amortization of the Tiger Bay regulatory asset in the prior year. During the first quarter of 2003, Tiger Bay amortization was $15 million. The Tiger Bay asset was fully amortized in September 2003. The decrease in Tiger Bay amortization was partially offset by additional depreciation for assets placed in service.

DIVERSIFIED BUSINESSES

The Company's diversified businesses consist of the Fuels segment, the CCO segment, the Rail segment and the Other segment. These businesses are explained in more detail below.

Fuels

The Fuels' segment operations include synthetic fuels production, natural gas production, coal extraction and terminal operations. Fuels' results for the three months ended March 31, 2003 were restated to reflect four months of earnings for certain operations, primarily synthetic fuel facilities. Fuels' segment profits increased $10 million as compared to $38 million for the same period prior year due primarily to increased earnings from gas operations with a full quarter of North Texas Gas volumes in the current year (acquired late February 2003) and higher gas prices in 2004.

The following summarizes Fuels' segment profits for the three months ended March 31, 2004 and 2003:

-----------------------------------------------------------------
(in millions)                                 2004          2003
-----------------------------------------------------------------
  Synthetic fuel operations                   $  36         $ 34
  Gas production                                 13            7
  Coal fuel and other operations                 (1)          (3)
                                   ------------------------------
     Segment Profits                          $  48         $ 38
-----------------------------------------------------------------

Synthetic Fuel Operations

The synthetic fuel operations generated net profits of $36 million and $34 million for the three months ended March 31, 2004 and 2003, respectively. The production and sale of synthetic fuel generate operating losses, but qualify for tax credits under Section 29 of the Code, which more than offset the effect of such losses. See Note 12 to the Progress Energy Notes to the Consolidated Interim Financial Statements.

The operations resulted in the following for the three months ended March 31, 2004 and 2003:

---------------------------------------------------------------------
(in millions)                                     2004          2003
---------------------------------------------------------------------
Tons sold                                          2.9           2.5
---------------------------------------------------------------------

Operating losses, excluding tax credits          $ (42)       $  (32)
Tax credits generated                               78            66
                                          ---------------------------
    Net profits                                  $  36        $   34
---------------------------------------------------------------------

Synthetic fuels' tons sold and net profits increased as compared to the same period in 2003 due primarily to a change in internal production schedule in 2004 compared to 2003. The Company anticipates total synthetic fuel production of approximately 11 to 12 million tons for 2004 which is comparable to 2003 production levels.

Natural Gas Operations

Natural gas operations generated profits of $13 million and $7 million for the three months ended March 31, 2004 and 2003, respectively. The increase in production resulted from the acquisition of North Texas Gas in late February 2003 and higher gas prices in 2004 contributed to increased earnings in 2004 as compared to 2003. In October 2003, the Company completed the sale of certain gas producing properties owned by Mesa Hydrocarbons, LLC. The following summarizes the gas production, revenues and gross margins for the three months ended March 31, 2004 and 2003 by production facility:

-----------------------------------------------------------------------------
                                               2004             2003
-----------------------------------------------------------------------------
      Production in Bcf equivalent
Mesa                                               -              1.7
Westchester                                      4.0              3.2
North Texas Gas                                  2.7              0.5
                                         ------------------------------------
    Total Production                             6.7              5.4
                                         ------------------------------------

          Revenues in millions
Mesa                                            $  -             $  5
Westchester                                       22               15
North Texas Gas                                   13                4
                                         ------------------------------------
    Total Revenues                               $35             $ 24
                                         ------------------------------------

              Gross Margin
in millions of $                                $ 27             $ 19
As a % of revenues                                77%              79%
-----------------------------------------------------------------------------

Coal Fuel and Other Operations

Coal fuel and other operations generated segment losses of $1 million for the three months ended March 31, 2004 compared to losses of $3 million for the three months ended March 31, 2003. The decrease in losses of $2 million is due primarily to the impact of the retroactive Service Company allocation in the prior year. Results in the same period for the prior year were negatively impacted by the retroactive reallocation of Service Company costs of $4 million after-tax.

COMPETiTIVE COMMERCIAL OPERATIONS

CCO's operations generated segment losses of $8 million for the three months ended March 31, 2004 compared to $9 million of net income for the comparable period in the prior year. Segment results for the three months ended March 31, 2003 include a contract termination payment received on a tolling agreement. Results for the quarter ended March 31, 2004 were also unfavorably impacted by mark-to-market losses of $9 million and higher fixed costs. Fixed costs increased $9 million from additional depreciation and amortization on plants placed into service in 2003 and from an increase in interest expense of $5 million due primarily to interest no longer being capitalized due to the completion of construction in the prior year. These items were partially offset by favorable margins on tolling and new marketing contracts of $16 million and the fact that results in the prior year quarter were negatively impacted by the retroactive reallocation of Service Company costs of $3 million ($2 million after-tax).

------------------------------------------------------------
(in millions)                               2004       2003
------------------------------------------------------------
Total revenues                             $  33      $  37
Gross margin
   In millions of $                        $  23      $  34
   As a % of revenues                         70%        92%
Segment profits                            $  (8)     $   9
------------------------------------------------------------

The Company has contracts for 90% of planned production capacity for 2004 and 55% in both 2005 and 2006. The 2005 decline results from the expiration of four tolling contracts. The Company continues to pursue opportunities with both current customers and other potential customers.

Rail

Rail's operations include railcar and locomotive repair, trackwork, rail parts reconditioning and sales, scrap metal recycling and other rail related services. The Company sold the majority of the assets of Railcar Ltd., a leasing subsidiary, in 2004. See Note 3A of the Progress Energy Notes to the Consolidated Interim Financial Statements.

Rail contributed segment profit of $6 million for the quarter ended March 31, 2004 compared with a net loss of $3 million for the same period in the prior year. Rail's earnings were positively impacted by higher prices and margins on recycling operations. In addition, results for the same period in the prior year were negatively impacted by the retroactive reallocation of Service Company costs of $3 million after-tax.

Other Businesses Segment

Progress Energy's Other segment primarily includes the operations of SRS and the telecommunications operations of PTC LLC. SRS is engaged in providing energy services to industrial, commercial and institutional customers to help manage energy costs and currently focuses its activities in the southeastern United States. PTC LLC operations provide broadband capacity services, dark fiber and wireless services in Florida and the eastern United States.

PTC LLC recorded a segment net loss of $1 million net of minority interest for the quarter ended March 31, 2004 compared with segment net income of less than $1 million for the same period last year. PTC LLC's results were negatively impacted by integration costs associated with its combination with EPIK in December 2003. In addition, results in the prior quarter were favorably impacted by the retroactive reallocation of Service Company costs of $1 million after-tax.

CORPORATE SERVICES

Corporate Services includes the operations of the Holding Company, the Service Company and consolidation entities, as summarized below:

-----------------------------------------------------------------
                                            Three Months Ended
                                                 March 31,
-----------------------------------------------------------------
Income (expense) in millions                  2004         2003
-----------------------------------------------------------------
  Other interest expense                     $  (76)      $ (71)
  Contingent value obligations                   (7)          2
  Tax levelization                              (39)         10
  Tax reallocation                               (9)         (9)
  Other income taxes                             30          31
  Other                                           -          (6)
                                        -------------------------
    Segment profit (loss)                    $ (101)      $ (43)
-----------------------------------------------------------------

Other interest expense has increased $5 million compared to $71 million for the quarter ended March 31, 2003. Interest expense increased during the current quarter from interest no longer being capitalized due to the completion of construction in the prior year. Approximately $5 million ($3 million after-tax) was capitalized in the first quarter of 2003.

Progress Energy issued 98.6 million contingent value obligations (CVOs) in connection with the 2000 FPC acquisition. Each CVO represents the right to receive contingent payments based on the performance of four synthetic fuel facilities owned by Progress Energy. The payments, if any, are based on the net after-tax cash flows the facilities generate. At March 31, 2004 and 2003, the CVOs had fair market values of approximately $30 million and $12 million, respectively. Progress Energy recorded an unrealized loss of $7 million and unrealized gain of $2 million for the three months ended March 31, 2004 and 2003, respectively, to record the changes in fair value of the CVOs, which had average unit prices of $0.31 and $0.12 at March 31, 2004 and 2003, respectively.

GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $39 million and decreased by $10 million for the three months ended March 31, 2004 and 2003, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. The tax credits associated with the Company's synthetic fuel operations primarily drive the required levelization amount. Fluctuations in estimated annual earnings and tax credits can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

Other expenses decreased $6 million compared to prior year. This decrease is due primarily to the impact of retroactive reallocation of Service Company costs in the prior year. Other expenses for the quarter ended March 31, 2003 included $5 million in expenses ($3 million after-tax) based on the reallocation.

DISCONTINUED OPERATIONS

In 2002, the Company approved the sale of NCNG and the Company's equity investment in ENCNG to Piedmont Natural Gas Company, Inc. The sale closed on September 30, 2003. Net proceeds of approximately $450 million from the sale of NCNG and ENCNG were used to reduce outstanding short-term debt. NCNG contributed $11 million of net income to the Company in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Progress Energy, Inc.

Progress Energy is a registered holding company and, as such, has no operations of its own. As a holding company, Progress Energy's primary cash obligations are its common dividend and interest expense. The ability to meet its obligations is primarily dependent on the earnings and cash flows of its two electric utilities and nonregulated subsidiaries, and the ability of those subsidiaries to pay dividends or repay funds to Progress Energy.

Net cash provided by operating activities decreased $57 million for the three months ended March 31, 2004, when compared to the corresponding period in the prior year. The decrease in cash from operating activities for the 2004 period is primarily due to lower operating results at the Company's two electric utilities and changes in working capital.

Net cash used in investing activities decreased $332 million for the three months ended March 31, 2004, when compared to the corresponding period in the prior year. The decrease in cash used in investing activities is primarily due to reduced nonregulated capital expenditures, primarily the purchase of North Texas Gas assets in the first quarter of 2003 and proceeds from the sale of Railcar Ltd. assets during the first quarter of 2004.

Net cash used in financing activities was $346 million for the three months ended March 31, 2004. On March 1, 2004, Progress Energy used available cash and proceeds from the issuance of commercial paper to retire $500 million 6.55% senior unsecured notes. Cash and commercial paper capacity were created primarily from the sale of assets in 2003.

For the three months ended March 31, 2004, the Company issued approximately 0.7 million shares representing approximately $29 million in proceeds from its Investor Plus Stock Purchase Plan and its employee benefit plans. The Company expects to realize between $50 and $75 million of cash from the sale of stock through these plans during 2004.

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

Future Commitments

As of March 31, 2004, the current portion of long-term debt of $232 million includes $150 million of secured debt issued by PEC which matured. This note was paid off through the issuance of commercial paper and with internally-generated funds.

As of March 31, 2004, Progress Energy's guarantees issued on behalf of third parties were approximately $10 million.

OTHER MATTERS

PEF Rate Case Settlement

In March 2002, the parties in PEF's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC and is generally effective from May 1, 2002 through December 31, 2005; provided, however, that if PEF's base rate earnings fall below a 10% return on equity, PEF may petition the FPSC to amend its base rates.

Synthetic Fuels Tax Credits

Progress Energy, through its subsidiaries, produces a coal-based solid synthetic fuel. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed in service before July 1, 1998. Any synthetic fuel tax credit amounts not utilized are carried forward indefinitely. All of Progress Energy's synthetic fuel facilities have received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. These tax credits are subject to review by the IRS, and if Progress Energy fails to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows. Additionally, the ability to use tax credits currently being carried forward could be denied. Total Section 29 credits generated to date (including those generated by FPC prior to its acquisition by the Company) are approximately $1.3 billion, of which $585 million have been used and $736 million are being carried forward as deferred tax credits. The current Section 29 tax credit program expires at the end of 2007.

In September 2002, all of the Company's majority-owned synthetic fuel entities were accepted into the IRS's Pre-filing Agreement (PFA) program. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues. Either the Company or the IRS can withdraw from the program, and issues not resolved through the program may proceed to the next level of the IRS exam process.

In February 2004, subsidiaries of the Company finalized execution of the Colona Closing Agreement with the IRS concerning their Colona synthetic fuel facilities. The Colona Closing Agreement provided that the Colona facilities were placed in service before July 1, 1998, which is one of the qualification requirements for tax credits under Section 29. The Colona Closing Agreement further provides that the fuel produced by the Colona facilities in 2001 is a "qualified fuel" for purposes of the Section 29 tax credits. This action concludes the IRS PFA program with respect to Colona. Although the execution of the Colona Closing Agreement is a significant event, the PFA process continues with respect to the four synthetic fuel facilities owned by other affiliates of Progress Energy and FPC. Currently, the focus of that process is to determine that the facilities were placed in service before July 1, 1998. In management's opinion, Progress Energy is complying with all the necessary requirements to be allowed such credits under Section 29, although it cannot provide certainty, that it will prevail if challenged by the IRS on credits taken. Accordingly, the Company has no current plans to alter its synthetic fuel production schedule as a result of these matters.

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

Nuclear Matters

The United States Nuclear Regulatory Commission (NRC) on April 19, 2004, announced that it has renewed the operating license for PEC's Robinson Nuclear Plant for an additional 20 years through July 2030. The original operating license of 40 years was set to expire in 2010. During the first quarter of 2004, PEC filed with the NCUC and obtained approval from the SCPSC for a depreciation study which allowed the utility to reduce the rates used to calculate depreciation expense. The reduction in depreciation expense is primarily attributable to assumption changes for nuclear generation.

In February 2004, the NRC issued a revised Order for inspection requirements for reactor pressure vessel heads at PWRs. The Company is in the process of complying with the Order. No adverse impact is anticipated.

The NRC has issued various orders since September 2001 with regard to security at nuclear plants. These orders include additional restrictions on access, increased security measures at nuclear facilities and closer coordination with the Company's partners in intelligence, military, law enforcement and emergency response at the federal, state and local levels. The Company is completing the requirements as outlined in the orders by the established deadlines. As the NRC, other governmental entities and the industry continue to consider security issues, it is possible that more extensive security plans could be required.

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

Arbitration in one of the cases (the City of Casselberry) was held in August 2002. Following arbitration, the parties entered settlement discussions, and in July 2003 the City approved a settlement agreement and a new, 30-year franchise agreement with PEF. The settlement resolves all pending litigation with that city. A second arbitration (with the 13,000-customer City of Winter Park) was completed in February 2003. That arbitration panel issued an award in May 2003 setting the value of PEF's distribution system within the City of Winter Park at approximately $32 million, not including separation and reintegration costs and construction work in progress, which could add several million dollars to the award. The panel also awarded PEF approximately $11 million in stranded costs, which according to the award decreases over time. In September 2003, Winter Park voters passed a referendum that would authorize the City to issue bonds of up to approximately $50 million to acquire PEF's electric distribution system. While the City has not yet definitively decided whether it will acquire the system, on April 26, 2004, the City Commission voted to enter into a hedge agreement to lock into interest rates for the acquisition of the system. The City has sought and received wholesale power supply bids and has indicated that it will seek bids to operate and maintain the distribution system. At this time, whether and when there will be further proceedings regarding the City of Winter Park cannot be determined. A third arbitration (with the 2,500-customer Town of Belleair) was completed in June 2003. In September 2003, the arbitration panel issued an award in that case setting the value of the electric distribution system within the Town at approximately $6 million. The panel further required the Town to pay to PEF its requested $1 million in separation and reintegration costs and approximately $2 million in stranded costs. The Town has not yet decided whether it will attempt to acquire the system. At this time, whether and when there will be further proceedings regarding the Town of Belleair cannot be determined. A fourth arbitration (with the 13,000-customer City of Apopka) had been scheduled for January 2004. In December 2003, the Apopka City Commission voted on first reading to approve a settlement agreement and a 30-year franchise with PEF. The settlement and franchise became effective upon approval by the Commission at a second reading of the franchise in January 2004. The settlement resolves all outstanding litigation between the parties.

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

RESULTS OF OPERATIONS

The results of operations for the PEC Electric segment are identical between PEC and Progress Energy. The results of operations for PEC's non-utility subsidiaries for the three months ended March 31, 2004 and 2003 are not material to PEC's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities decreased $107 million for the three months ended March 31, 2004, when compared to the corresponding period in the prior year. The decrease was caused primarily by a $112 million increase in working capital requirements.

Cash used in investing activities decreased $25 million for the three months ended March 31, 2004, when compared to the corresponding period in the prior year primarily due to lower construction spending.

The current portion of long-term debt includes $150 million of 7.875% First Mortgage Bonds which matured on April 15, 2004. In addition, $150 million of First Mortgage Bonds matured on January 15, 2004. The remaining current portion of long-term debt will be refinanced or retired through commercial paper, capital market transactions and internally generated funds.

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

The Company's exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 2003. The Company's exposure to market value risk with respect to the CVOs has also not changed materially since December 31, 2003.

On March 1, 2004, Progress Energy used available cash and proceeds from the issuance of commercial paper to retire $500 million 6.55% senior unsecured notes.

The exposure to changes in interest rates from the Company's fixed rate and variable rate long-term debt at March 31, 2004 has changed from December 31, 2003. The total fixed rate long-term debt at March 31, 2004 was $9.1 billion, with an average interest rate of 6.58% and fair market value of $10.0 billion. The total variable rate long-term debt at March 31, 2004, was $1.1 billion, with an average interest rate of 1.35% and fair market value of $1.1 billion.

In March 2004, two interest rate swap agreements totaling $200 million were terminated. These swaps were associated with Progress Energy 5.85% Notes due in 2008. These loss on the agreements was deferred and is being amortized over the life of the bonds as these agreements had been designated as fair value hedges for accounting purposes.

The exposure to changes in interest rates from the Company's commercial paper was not materially different than at December 31, 2003.

Progress Energy Carolinas, Inc.

PEC has certain market risks inherent in its financial instruments, which arise from transactions entered into in the normal course of business. PEC's primary exposures are changes in interest rates with respect to long-term debt and commercial paper, and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. PEC's exposure to return on marketable securities for the decommission trust funds has not changed materially since December 31, 2003.

The exposure to changes in interest rates from the PEC's fixed rate long-term debt, variable rate long-term debt and commercial paper at March 31, 2004 was not materially different than at December 31, 2003.

Item 4: Controls and Procedures

Progress Energy, Inc.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Progress Energy carried out an evaluation, with the participation of Progress Energy's management, including Progress Energy's President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of Progress Energy's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Progress Energy's President and Chief Executive Officer, and Chief Financial Officer concluded that Progress Energy's disclosure controls and procedures are effective in timely alerting them to material information relating to Progress Energy (including its consolidated subsidiaries) required to be included in Progress Energy's periodic SEC filings. These officers noted that after the end of the period covered by the report, Progress Energy was late in filing a Form 8-K pursuant to Item 11 of that Form (Temporary Suspension of Trading Under Registrant's Employee Benefit Plans). The filing relates to notice to Section 16 insiders informing them of the prohibition of trading in the Company's securities during an upcoming 401(k) blackout period. Notice was given to all Section 16 insiders regarding these trading restrictions well before the blackout period commenced. The President and Chief Executive Officer, and Chief Financial Officer have confirmed that procedures were in place identifying this filing requirement and allocating responsibility for notification to the appropriate personnel, and that this late filing was the result of a human performance error, not a process deficiency.

There has been no change in Progress Energy's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Progress Energy's internal control over financial reporting.

Progress Energy Carolinas, Inc.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, PEC carried out an evaluation, with the participation of PEC's management, including PEC's President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of PEC's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, PEC's President and Chief Executive Officer, and Chief Financial Officer concluded that PEC's disclosure controls and procedures are effective in timely alerting them to material information relating to PEC (including its consolidated subsidiaries) required to be included in PEC's periodic SEC filings.

There has been no change in PEC's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, PEC's internal control over financial reporting.

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

The Company, SRS, Progress Energy Solutions, Inc. and PEC all have denied the District's allegations and cross-claims. Discovery is in progress in the matter. The case has been assigned to a judge under the Sacramento County superior court's case management rules, and the judge and the parties have been conferring on scheduling and process to narrow or resolve issues, if possible, and to prepare the case for trial. No trial date has been set. SRS and the Company cannot predict the outcome of this matter, but will vigorously defend against the allegations.

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

On March 16, 2004, the plaintiffs in this case filed a notice of dismissal without prejudice of their claims against PEC and Duke Energy Corporation.

3. U.S. Global, LLC v. Progress Energy, Inc. et al, Case No. 03004028-03 and Progress Synfuel Holdings, Inc. et al, v. U.S. Global, LLC, Case No. 03004028-03

A number of Progress Energy, Inc. subsidiaries and affiliates are parties to two lawsuits arising out of an Asset Purchase Agreement dated as of October 19, 1999, by and among U.S. Global LLC (Global), EARTHCO, certain affiliates of EARTHCO (collectively the EARTHCO Sellers), EFC Synfuel LLC (which is owned indirectly be Progress Energy, Inc.) and certain of its affiliates, including Solid Energy LLC, Solid Fuel LLC, Ceredo Synfuel LLC, Gulf Coast Synfuel LLC (currently named Sandy River Synfuel LLC) (Collectively the Progress Affiliates), as amended by an amendment to Purchase Agreement as of August 23, 2000 (the Asset Purchase Agreement). Global has asserted that pursuant to the Asset Purchase Agreement it is entitled to (1) interest in two synthetic fuel facilities currently owned by the Progress Affiliates, and (2) an option to purchase additional interests in the two synthetic fuel facilities.

The first suit, U.S. Global, LLC v. Progress Energy, Inc. et al, was filed in the Circuit Court for Broward County, Florida in March 2003 (the Florida Global
Case). The Florida Global Case asserts claims for breach of the Asset Purchase Agreement and other contract and tort claims related to the Progress Affiliates' alleged interference with Global's rights under the Asset Purchase Agreement. The Florida Global Case requests an unspecified amount of compensatory damages, as well as declaratory relief. On December 15, 2003, the Progress Affiliates filed a motion to dismiss the Third Amended Complaint in the Florida Global Case. The motion to dismiss filed on behalf of the Progress Energy, Inc. subsidiaries and affiliates that are parties to the case will be heard by the Circuit Court of Broward County, Florida on June 7, 2004.

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

4. Gerber Asset Management LLC v. William Cavanaugh III and Progress Energy, Inc. et al, Case No. 04 CV 636

     Stanley Fried, Raymond X. Talamantes and Jacquelin Talamantes v. William Cavanaugh III and Progress Energy, Inc. Case No. 04 CV 2494

On February 3, 2004, Progress Energy, Inc. was served with a class action complaint alleging violations of federal security laws in connection with the Company's issuance of Contingent Value Obligations (CVOs). The action was filed by Gerber Asset Management LLC in the United States District Court for the Southern District of New York and names Progress Energy, Inc. Chairman William Cavanaugh III and Progress Energy, Inc. as defendants. The Complaint alleges that Progress Energy failed to timely disclose the impact of the Alternative Minimum Tax required under Sections 55-59 of the Internal Revenue Code (Code) on the value of certain CVOs issued in connection with the Florida Progress Corporation merger. The suit seeks unspecified compensatory damages, as well as attorneys' fees and litigation costs.

On March 31, 2004, a second class action complaint was filed by Stanley Fried, Raymond X. Talamantes and Jacquelin Talamantes against William Cavanaugh III and Progress Energy, Inc. in the United States District Court for the Southern District of New York alleging violations of federal security laws arising out of the Company's issuance of CVOs nearly identical to those alleged in the February 3, 2004 complaint. On April 29, 2004, the Honorable John E. Sprizzo ordered that
(1) the two class action cases be consolidated, (2) Peak6 Capital Management LLC shall serve as the lead plaintiff in the consolidated action, (3) the law firm of Goodkind, Labaton Rudoff & Sucharow LLP shall serve as class counsel, and (4) the lead plaintiff shall file a consolidated amended complaint on or before June 14, 2004.

The Company cannot predict the outcome of this matter, but will vigorously defend against the allegations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

RESTRICTED STOCK AWARDS:

(a) Securities Delivered. On March 16, 2004, 131,200 restricted shares of the Company's Common Shares were granted to certain key employees pursuant to the terms of the Company's 2002 Equity Incentive Plan (Plan), which was approved by the Company's shareholders on May 8, 2002. Section 9 of the Plan provides for the granting of Restricted Stock by the Organization and Compensation Committee of the Company's Board of Directors, (the Committee) to key employees of the Company, including its Affiliates or any successor, and to outside directors of the Company. The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the accounts of the recipients and do not represent newly issued shares of the Company.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

       Exhibit                                                              Progress          Progress Energy
       Number                          Description                        Energy, Inc.        Carolinas, Inc.
       ------                          -----------                        ------------        ---------------

      3(ii)(a)      By-Laws of Progress Energy, Inc., as amended on             X                    X
                    March 17, 2004

      3(ii)(b)      By-Laws of Carolina Power & Light Company, as                                    X
                    amended on March 17, 2004

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

        31(b)       Certifications  pursuant  to  Section  302 of the           X                    X
                    Sarbanes-Oxley  Act  of  2002  -  Executive  Vice
                    President and Chief Financial Officer

        32(a)       Certifications  pursuant  to  Section  906 of the           X                    X
                    Sarbanes-Oxley  Act of 2002 - Chairman  and Chief
                    Executive Officer

        32(b)       Certifications  pursuant  to  Section  906 of the           X                    X
                    Sarbanes-Oxley  Act  of  2002  -  Executive  Vice
                    President and Chief Financial Officer


(b) Reports filed or furnished on Form 8-K since the beginning of the quarter:

      Progress Energy, Inc.

                        Financial
          Item          Statements
        Reported         Included             Date of Event          Date Filed or Furnished
        --------         --------             -------------          -----------------------
          7, 9              No                April 28, 2004             April 28, 2004
         7, 11              No                April 5, 2004              April 23, 2004
         9, 12             Yes                April 21, 2004             April 21, 2004
           12              Yes              February 26, 2004           February 26, 2004
           5                No              February 24, 2004           February 24, 2004
           5                No               January 23, 2004           January 23, 2004
         9, 12             Yes               January 21, 2004           January 21, 2004

      Carolina Power & Light Company
      d/b/a Progress Energy Carolinas, Inc.

                        Financial
          Item          Statements
        Reported         Included             Date of Event          Date Filed or Furnished
        --------         --------             -------------          -----------------------
         9, 12             Yes                April 21, 2004             April 21, 2004
           12              Yes              February 26, 2004           February 26, 2004
           5                No               January 23, 2004           January 23, 2004
         9, 12             Yes               January 21, 2004           January 21, 2004

                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PROGRESS ENERGY, INC.
                                                CAROLINA POWER & LIGHT COMPANY
Date: May 6, 2004                               (Registrants)

                                                By: /s/Geoffrey S. Chatas
                                                Geoffrey S. Chatas
                                                Executive Vice President and
                                                Chief Financial Officer

                                                By: /s/Robert H. Bazemore, Jr.
                                                Robert H. Bazemore, Jr.
                                                Vice President and Controller
                                                Chief Accounting Officer