Form 10-Q
period 2004-06-30
CAROLINA POWER & LIGHT CO; PROGRESS ENERGY INC
filed 2004-08-06
CIK 17797, 1094093

7

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to       .
                                              -------    -----

                   Exact name of registrants as specified in their charters, state of
Commission        incorporation, address of principal executive offices, and telephone      I.R.S. Employer
File Number                                      number                                  Identification Number

  1-15929                                Progress Energy, Inc.                                56-2155481
                                      410 South Wilmington Street
                                   Raleigh, North Carolina 27601-1748
                                       Telephone: (919) 546-6111
                                 State of Incorporation: North Carolina



  1-3382                             Carolina Power & Light Company                           56-0165465
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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date. As of July 31, 2004, each registrant had the following shares of common stock outstanding:

            Registrant                            Description                                Shares
            ----------                            -----------                                ------
 Progress Energy                   Common Stock (Without Par Value)                        246,793,015
 PEC                               Common Stock (Without Par Value)                 159,608,055 (all of which
                                                                               were held by Progress Energy, Inc.)

            PROGRESS ENERGY, INC. AND PROGRESS ENERGY CAROLINAS, INC.
                 FORM 10-Q - For the Quarter Ended June 30, 2004



Glossary of Terms

Safe Harbor For Forward-Looking Statements

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Interim Financial Statements:

           Progress Energy, Inc.
           --------------------------------------------------------------
           Unaudited Consolidated Statements of Income
           Unaudited Consolidated Balance Sheets
           Unaudited Consolidated Statements of Cash Flows
           Notes to Consolidated Interim Financial Statements

           Carolina Power & Light Company
           d/b/a Progress Energy Carolinas, Inc.
           ---------------------------------------------------------------
           Unaudited Consolidated Statements of Income
           Unaudited Consolidated Balance Sheets
           Unaudited Consolidated Statements of Cash Flows
           Notes to Consolidated Interim Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                                GLOSSARY OF TERMS


The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

     TERM                             DEFINITION

the Act                          Medicare Prescription Drug, Improvement and Modernization Act of 2003
AFUDC                            Allowance for funds used during construction
the Agreement                    Stipulation and Settlement Agreement
Bcf                              Billion cubic feet
CCO                              Competitive Commercial Operations business segment
Colona                           Colona Synfuel Limited Partnership, LLLP
the Company or Progress          Progress Energy, Inc. and subsidiaries
     Energy
CR3                              Progress Energy Florida Inc.'s nuclear generating plant, Crystal River Unit No. 3
CVO                              Contingent value obligation
DIG                              Derivatives Implementation Group
DOE                              United States Department of Energy
DWM                              North Carolina Department of Environment and Natural Resources, Division of Waste
                                 Management
EITF                             Emerging Issues Task Force
ENCNG                            Eastern North Carolina Natural Gas Company, formerly referred to as Eastern NC
EPA                              United States Environmental Protection Agency
FDEP                             Florida Department of Environment and Protection
Federal Circuit                  United States Circuit Court of Appeals
FERC                             Federal Energy Regulatory Commission
FIN No. 46                       FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - An
                                 Interpretation of ARB No. 51"
Florida Progress or FPC          Florida Progress Corporation
FPSC                             Florida Public Service Commission
Fuels                            Fuels business segment
Genco                            Progress Genco Ventures, LLC
Jackson                          Jackson County EMC
MACT                             Maximum Available Control Technology
Mesa                             Mesa Hydrocarbons, LLC
MGP                              Manufactured gas plant
NCNG                             North Carolina Natural Gas Corporation
NCUC                             North Carolina Utilities Commission
NOx                              Nitrogen oxide
NOx SIP Call                     EPA rule which requires 23 jurisdictions including North and South
                                 Carolina and Georgia to further reduce nitrogen oxide emissions
NRC                              United States Nuclear Regulatory Commission
NSP                              Northern States Power
PCH                              Progress Capital Holdings, Inc.
PEC                              Progress Energy Carolinas, Inc., formerly referred to as Carolina Power & Light
                                 Company
PEF                              Progress Energy Florida, Inc., formerly referred to as Florida Power Corporation
PFA                              IRS Prefiling Agreement
the Plan                         Revenue Sharing Incentive Plan
PLRs                             Private Letter Rulings
Progress Rail                    Progress Rail Services Corporation
PTC LLC                          Progress Telecom LLC
Progress Ventures                Business unit of Progress Energy primarily made up of nonregulated energy generation, gas, coal and synthetic fuel operations and energy marketing
PUHCA                            Public Utility Holding Company Act of 1935, as amended
PVI                              Legal entity of Progress Ventures, Inc.
PWR                              Pressurized water reactor
Rail Services or Rail            Rail Services business segment
RTO                              Regional Transmission Organization


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

In addition, forward-looking statements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the sub-headings "Liquidity and Capital Resources" and "Other Matters" about the effects of new environmental regulations, nuclear decommissioning costs and the effect of electric utility industry restructuring.

Any forward-looking statement speaks only as of the date on which such statement is made, and neither Progress Energy, Inc. (Progress Energy or the Company) nor Progress Energy Carolinas, Inc. (PEC) undertakes any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; the impact of recent events in the energy markets that have increased the level of public and regulatory scrutiny in the energy industry and in the capital markets; deregulation or restructuring in the electric industry that may result in increased competition and unrecovered (stranded) costs; the uncertainty regarding the timing, creation and structure of regional transmission organizations; weather conditions that directly influence the demand for electricity; recurring seasonal fluctuations in demand for electricity; fluctuations in the price of energy commodities and purchased power; economic fluctuations and the corresponding impact on Progress Energy, Inc. and its subsidiaries' commercial and industrial customers; the ability of the Company's subsidiaries to pay upstream dividends or distributions to it; the impact on the facilities and the businesses of the Company from a terrorist attack; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the ability to successfully access capital markets on favorable terms; the impact that increases in leverage may have on the Company; the ability of the Company to maintain its current credit ratings; the impact of derivative contracts used in the normal course of business by the Company; investment performance of pension and benefit plans and the ability to control costs; the availability and use of Internal Revenue Code Section 29 (Section 29) tax credits by synthetic fuel producers and the Company's continued ability to use Section 29 tax credits related to its coal and synthetic fuel businesses; the impact to our financial condition and performance in the event it is determined the Company is not entitled to previously taken Section 29 tax credits; the Company's ability to successfully integrate newly acquired assets, properties or businesses into its operations as quickly or as profitably as expected; the Company's ability to manage the risks involved with the operation of its nonregulated plants, including dependence on third parties and related counter-party risks, and a lack of operating history; the Company's ability to manage the risks associated with its energy marketing operations; the outcome of any ongoing or future litigation or similar disputes and the impact of any such outcome or related settlements; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact the Company's subsidiaries.

These and other risk factors are detailed from time to time in the Progress Energy and PEC United States Securities and Exchange Commission (SEC) reports. Many, but not all of the factors that may impact actual results are discussed in the Risk Factors sections of Progress Energy's and PEC's annual report on Form 10-K for the year ended December 31, 2003, which were filed with the SEC on March 12, 2004. These reports should be carefully read. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond the control of Progress Energy and PEC. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Progress Energy and PEC.

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                              PROGRESS ENERGY, INC.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2004

 UNAUDITED CONSOLIDATED STATEMENTS of INCOME
                                                                Three Months Ended       Six Months Ended
                                                                      June 30                 June 30
----------------------------------------------------------------------------------------------------------
(in millions except per share data)                                2004        2003       2004       2003
----------------------------------------------------------------------------------------------------------
Operating Revenues
   Utility                                                    $   1,721     $ 1,583   $  3,406    $ 3,237
   Diversified business                                             704         467      1,270      1,000
----------------------------------------------------------------------------------------------------------
      Total Operating Revenues                                    2,425       2,050      4,676      4,237
----------------------------------------------------------------------------------------------------------
Operating Expenses
Utility
   Fuel used in electric generation                                 468         394        961        805
   Purchased power                                                  219         210        402        413
   Operation and maintenance                                        372         364        735        699
   Depreciation and amortization                                    207         224        409        444
   Taxes other than on income                                       109          94        214        197
Diversified business
   Cost of sales                                                    656         416      1,177        891
   Depreciation and amortization                                     46          36         91         69
   Other                                                             45          38         88         88
----------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                  2,122       1,776      4,077      3,606
----------------------------------------------------------------------------------------------------------
Operating Income                                                    303         274        599        631
----------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                    4           3          7          6
   Other, net                                                         -          (9)       (25)       (15)
----------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                                  4          (6)       (18)        (9)
----------------------------------------------------------------------------------------------------------
Interest Charges
   Net interest charges                                             160         159        326        315
   Allowance for borrowed funds used during construction             (2)         (2)        (3)        (5)
----------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                                 158         157        323        310
----------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Tax and             149         111        258        312
   Cumulative Effect of Change in Accounting Principle
Income Tax Benefit                                                   (4)        (43)        (3)       (49)
----------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Cumulative Effect of       153         154        261        361
   Change in Accounting Principle
Discontinued Operations, Net of Tax                                   1           3          1         14
----------------------------------------------------------------------------------------------------------
Income before Cumulative Effect of Change in Accounting             154         157        262        375
Principle
Cumulative Effect of Change in Accounting Principle, Net of
Tax                                                                   -           -          -          1
----------------------------------------------------------------------------------------------------------
Net Income                                                    $     154     $   157   $    262    $   376
----------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding                                   242         236        242        235
----------------------------------------------------------------------------------------------------------
Basic Earnings per Common Share
    Income from Continuing Operations before Cumulative
       Effect of Change in Accounting Principle               $    0.63     $  0.65   $   1.08    $  1.54
    Discontinued Operations, Net of Tax                               -        0.01          -       0.06
        Net Income                                            $    0.63     $  0.66   $   1.08    $  1.60
----------------------------------------------------------------------------------------------------------
Diluted Earnings per Common Share
    Income from Continuing Operations before Cumulative
       Effect of Change in Accounting Principle               $    0.63     $  0.65   $   1.08    $  1.53
    Discontinued Operations, Net of Tax                               -        0.01          -       0.06
        Net Income                                            $    0.63     $  0.66   $   1.08    $  1.59
----------------------------------------------------------------------------------------------------------
Dividends Declared per Common Share                           $   0.575     $ 0.560   $  1.150    $ 1.120
----------------------------------------------------------------------------------------------------------

 See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.


PROGRESS ENERGY, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in millions)                                                               June 30        December 31
ASSETS                                                                         2004               2003
-------------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                                $  21,991           $ 21,675
  Accumulated depreciation                                                   (8,240)            (8,077)
     Utility plant in service, net                                           13,751             13,598
  Held for future use                                                            13                 13
  Construction work in progress                                                 643                634
  Nuclear fuel, net of amortization                                             218                228
-------------------------------------------------------------------------------------------------------
     Total Utility Plant, Net                                                14,625             14,473
-------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                      78                273
  Accounts receivable                                                           854                798
  Unbilled accounts receivable                                                  245                217
  Inventory                                                                     775                795
  Deferred fuel cost                                                            304                317
  Prepayments and other current assets                                          352                375
-------------------------------------------------------------------------------------------------------
     Total Current Assets                                                     2,608              2,775
-------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                             645                612
  Nuclear decommissioning trust funds                                           978                938
  Diversified business property, net                                          2,197              2,158
  Miscellaneous other property and investments                                  458                464
  Goodwill                                                                    3,730              3,726
  Prepaid pension costs                                                         449                462
  Intangibles, net                                                              306                327
  Other assets and deferred debits                                              239                253
-------------------------------------------------------------------------------------------------------
     Total Deferred Debits and Other Assets                                   9,002              8,940
-------------------------------------------------------------------------------------------------------
           Total Assets                                                   $  26,235           $ 26,188
-------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
-------------------------------------------------------------------------------------------------------
Common Stock Equity
  Common stock without par value, 500 million shares authorized,
      247 and 246 million shares issued and outstanding, respectively     $   5,339           $  5,270
  Unearned restricted shares                                                    (17)               (17)
  Unearned ESOP shares                                                          (76)               (89)
  Accumulated other comprehensive loss                                          (56)               (50)
  Retained earnings                                                           2,313              2,330
-------------------------------------------------------------------------------------------------------
        Total Common Stock Equity                                             7,503              7,444
-------------------------------------------------------------------------------------------------------
Preferred Stock of Subsidiaries-Not Subject to Mandatory Redemption              93                 93
Long-Term Debt, Affiliate                                                       309                309
Long-Term Debt , Net                                                          9,282              9,625
-------------------------------------------------------------------------------------------------------
        Total Capitalization                                                 17,187             17,471
-------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                             343                868
  Accounts payable                                                              684                643
  Interest accrued                                                              189                209
  Dividends declared                                                            141                140
  Short-term obligations                                                        628                  4
  Customer deposits                                                             172                167
  Other current liabilities                                                     836                580
-------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                             2,993              2,611
-------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                             525                737
  Accumulated deferred investment tax credits                                   184                190
  Regulatory liabilities                                                      3,053              2,977
  Asset retirement obligations                                                1,306              1,271
  Other liabilities and deferred credits                                        987                931
-------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                          6,055              6,106
-------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 12)
-------------------------------------------------------------------------------------------------------
           Total Capitalization and Liabilities                           $  26,235           $ 26,188
-------------------------------------------------------------------------------------------------------

 See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
UNAUDITED CONSOLIDATED STATEMENTS of CASH FLOWS


                                                                               Six Months Ended June 30
(in millions)                                                                       2004           2003
--------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                      $    262        $   376
Adjustments to reconcile net income to net cash provided by operating activities:
      Income from discontinued operations                                             (1)           (14)
      Cumulative effect of change in accounting principle                              -             (1)
      Depreciation and amortization                                                  557            572
      Deferred income taxes                                                         (210)          (118)
      Investment tax credit                                                           (6)            (8)
      Deferred fuel cost (credit)                                                     13            (94)
      Cash provided (used) by changes in operating assets and liabilities:
         Accounts receivable                                                        (101)           (80)
         Inventories                                                                  13             31
         Prepayments and other current assets                                        (53)            15
         Accounts payable                                                             72             (5)
         Income taxes, net                                                           207            105
         Other current liabilities                                                    47             35
         Other                                                                       115             93
--------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                   915            907
--------------------------------------------------------------------------------------------------------
Investing Activities
Gross utility property additions                                                    (483)          (541)
Diversified business property additions                                             (122)          (367)
Nuclear fuel additions                                                               (47)           (84)
Contributions to nuclear decommissioning trust                                       (18)           (18)
Investments in non-utility activities                                                 (7)            (8)
Acquisition of intangibles                                                             -           (191)
Proceeds from sales of investments and assets                                         92              1
Net decrease in restricted cash                                                        5             17
Other                                                                                (11)            (4)
--------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                     (591)        (1,195)
--------------------------------------------------------------------------------------------------------
Financing Activities
Issuance of common stock                                                              58            172
Purchase of restricted shares                                                         (7)            (7)
Issuance of long-term debt                                                             1            655
Net increase in short-term indebtedness                                              624            163
Net decrease in cash provided by checks drawn in excess of bank balances             (58)           (44)
Retirement of long-term debt                                                        (865)          (392)
Dividends paid on common stock                                                      (280)          (268)
Other                                                                                  8             (5)
--------------------------------------------------------------------------------------------------------
           Net Cash (Used in) Provided by Financing Activities                      (519)           274
--------------------------------------------------------------------------------------------------------
Cash Used in Discontinued Operations                                                   -             (1)
--------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                           (195)           (15)
Cash and Cash Equivalents at Beginning of Period                                     273             61
--------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                      $     78      $      46
========================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                $    341      $     305
                            income taxes (net of refunds)                       $     43      $      22


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

     In accordance  with the provisions of Accounting  Principles  Board Opinion
     (APB) No. 28, "Interim Financial Reporting," GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $5 million for both the three months ended June 30, 2004 and 2003, in order to maintain an effective tax rate consistent with the estimated annual rate. Income tax expense was increased by $43 million and decreased by $5 million for the six months ended June 30, 2004 and 2003, respectively. The income tax provisions for the Company differ from amounts computed by applying the Federal statutory tax rate to income before income taxes, primarily due to the recognition of synthetic fuel tax credits.

     PEC and PEF collect from customers certain excise taxes, which include gross receipts tax, franchise taxes, and other excise taxes, levied by the state or local government upon the customers. PEC and PEF account for excise taxes on a gross basis. For the three months ended June 30, 2004 and 2003, excise taxes of approximately $61 million and $51 million, respectively, are included in taxes other than on income in the accompanying Consolidated Statements of Income. For the six months ended June 30, 2004 and 2003, excise taxes of approximately $114 million and $102 million, respectively, are included in taxes other than on income in the accompanying Consolidated Statements of Income. These approximate amounts are also included in utility revenues.

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

     The results of operations of the Rail Services segment are reported one month in arrears.

     C. Subsidiary Reporting Period Change

     In the fourth quarter of 2003, the Company ceased recording portions of Fuels' segment operations, primarily synthetic fuel operations, one month in arrears. As a result, earnings for the year ended December 31, 2003 as reported in the Company's Form 10-K, included 13 months of results for these operations. The 2003 quarterly results for periods ended March 31, June 30 and September 30 have been restated for the above-mentioned reporting period change. This resulted in four months of earnings in the first quarter of 2003. The impact of the reclassification of earnings between quarters is outlined for the first two quarters of 2003 in the table below:

     Three Months Ended June 30, 2003                              As Previously      Quarter          As
     (in millions, except per share data)                            Reported     Reclassification  Restated
     ---------------------------------------------------------------------------------------------------------
     Income from Continuing Operations before Cumulative Effect        $  150          $    4         $  154
       of Change in Accounting Principle
     Net Income                                                        $  153          $    4         $  157
     Basic earnings per common share
       Income from Continuing Operations before Cumulative
          Effect of Change in Accounting Principle                     $ 0.64          $ 0.01         $ 0.65
       Net Income                                                      $ 0.65          $ 0.01         $ 0.66
     Diluted earnings per common share
       Income from Continuing Operations before Cumulative
          Effect of Change in Accounting Principle                     $ 0.63          $ 0.02         $ 0.65
       Net Income                                                      $ 0.64          $ 0.02         $ 0.66

     Six Months Ended June 30, 2003                                As Previously      Quarter          As
     (in millionas, except per share data)                           Reported     Reclassification  Restated
     ---------------------------------------------------------------------------------------------------------
     Income from Continuing Operations before Cumulative Effect        $  346          $   15         $  361
       of Change in Accounting Principle
     Net Income                                                        $  361          $   15         $  376
     Basic earnings per common share
       Income from Continuing Operations before Cumulative
          Effect of Change in Accounting Principle                     $ 1.48          $ 0.06         $ 1.54
       Net Income                                                      $ 1.54          $ 0.06         $ 1.60
     Diluted earnings per common share
       Income from Continuing Operations before Cumulative
          Effect of Change in Accounting Principle                     $ 1.47          $ 0.06         $ 1.53
       Net Income                                                      $ 1.53          $ 0.06         $ 1.59

     D. Stock-Based Compensation

     The Company measures compensation expense for stock options as the difference between the market price of its common stock and the exercise price of the option at the grant date. The exercise price at which options are granted by the Company equals the market price at the grant date, and accordingly, no compensation expense has been recognized for stock option grants. For purposes of the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" the estimated fair value of the Company's stock options is amortized to expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:


                                                                Three Months Ended       Six Months Ended
                                                                      June 30                 June 30
                                                              -----------------------  ---------------------
     (in millions except per share data)                            2004         2003       2004        2003
                                                              ----------  -----------  ---------  ----------
     Net Income, as reported                                      $  154       $  157     $  262      $  376
     Deduct:  Total stock option expense determined under
     fair value method for all awards, net of related tax
     effects                                                           3            2          6           4
                                                              ----------  -----------  ---------  ----------
     Pro forma net income                                         $  151       $  155     $  256      $  372
                                                              ==========  ===========  =========  ==========

     Basic earnings per share
       As reported                                                $ 0.63       $ 0.66     $ 1.08      $ 1.60
       Pro forma                                                  $ 0.62       $ 0.65     $ 1.06      $ 1.58

     Fully diluted earnings per share
       As reported                                                $ 0.63       $ 0.66     $ 1.08      $ 1.59
       Pro forma                                                  $ 0.62       $ 0.65     $ 1.05      $ 1.57

     E. Consolidation of Variable Interest Entities

     The Company consolidates all voting interest entities in which it owns a majority voting interest and all variable interest entities for which it is the primary beneficiary in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46R). During the first six months of 2004 and 2003, the Company did not participate in the creation of, or obtain a significant new variable interest in, any variable interest entity.

     The Company is the primary beneficiary of a limited partnership which invests in 17 low-income housing partnerships that qualify for federal and state tax credits. The Company has requested but has not received all the necessary information to determine the primary beneficiary of the limited partnership's underlying 17 partnership investments, and has applied the information scope exception in FIN No. 46R, paragraph 4(g) to the 17 partnerships. The Company has no direct exposure to loss from the 17 partnerships; the Company's only exposure to loss is from its investment of approximately $1 million in the consolidated limited partnership. The Company will continue its efforts to obtain the necessary information to fully apply FIN No. 46R to the 17 partnerships. The Company believes that if the limited partnership is determined to be the primary beneficiary of the 17 partnerships, the effect of consolidating the 17 partnerships would not be significant to the Company's Consolidated Balance Sheets.

     The Company has variable interests in two power plants resulting from long-term power purchase contracts. The Company has requested the necessary information to determine if the counterparties are variable interest entities or to identify the primary beneficiaries. Both entities declined to provide the Company with the necessary financial information, and the Company has applied the information scope exception in FIN No. 46R, paragraph 4(g). The Company's only significant exposure to variability from these contracts results from fluctuations in the market price of fuel used by the two entities' plants to produce the power purchased by the Company. The Company is able to recover these fuel costs under PEC's fuel clause. Total purchases from these counterparties were approximately $21 million and $19 million in the first six months of 2004 and 2003, respectively. The Company will continue its efforts to obtain the necessary information to fully apply FIN No. 46R to these contracts. The combined generation capacity of the two entities' power plants is approximately 880 MW. The Company believes that if it is determined to be the primary beneficiary of these two entities, the effect of consolidating the entities would result in increases to total assets, long-term debt and other liabilities, but would have an insignificant or no impact on the Company's common stock equity, net earnings, or cash flows. However, as the Company has not received any financial information from these two counterparties, the impact cannot be determined at this time.

     The Company also has interests in several other variable interest entities for which the Company is not the primary beneficiary. These arrangements include investments in approximately 28 limited partnerships, limited liability corporations and venture capital funds and two building leases with special-purpose entities. The aggregate maximum loss exposure at June 30, 2004, that the Company could be required to record in its income statement as a result of these arrangements totals approximately $38 million. The creditors of these variable interest entities do not have recourse to the general credit of the Company in excess of the aggregate maximum loss exposure.

2.   NEW ACCOUNTING STANDARDS

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. In accordance with guidance issued by the FASB in FASB Staff Position FAS 106-1, the Company has elected to defer accounting for the effects of the Act due to uncertainties regarding the effects of the implementation of the Act and the accounting for certain provisions of the Act. Therefore, OPEB information presented in the financial statements does not reflect the effects of the Act. The FASB recently issued definitive accounting guidance for the Act in FASB Staff Position 106-2, which is effective for the Company in the third quarter of 2004. FASB Staff Position 106-2 will result in the recognition of lower OPEB costs to reflect prescription drug-related federal subsidies to be received under the Act. The Company is in the process of quantifying the impact of the Act on OPEB costs.

3.   DIVESTITURES

     A. Divestiture of Synthetic Fuel Partnership Interests

     In June 2004, the Company through its subsidiary, Progress Fuels sold, in two transactions, a combined 49.8 percent partnership interest in Colona Synfuel Limited Partnership, LLLP, one of its synthetic fuel facilities. Substantially all proceeds from the sales will be received over time, which is typical of such sales in the industry. Gain from the sales will be recognized on a cost recovery basis. The Company's book value of the interests sold totaled approximately $5 million. Based on projected production levels, the Company anticipates receiving total gross proceeds of approximately $30 million per year, on an annualized basis. Under the agreements, the buyers have a right to unwind the transactions if an IRS reconfirmation private letter ruling (PLR) is not received by October 15, 2004. Therefore, no gain would be recognized prior to the expiration of that right.

     B. Railcar Ltd. Divestiture

     In December 2002, the Progress Energy Board of Directors adopted a resolution approving the sale of Railcar Ltd., a subsidiary included in the Rail Services segment. In March 2003, the Company signed a letter of intent to sell the majority of Railcar Ltd. assets to The Andersons, Inc., and the transaction closed in February 2004. Proceeds from the sale were approximately $82 million before transaction costs and taxes of approximately $13 million. The assets of Railcar Ltd. were grouped as assets held for sale and are included in other current assets on the Consolidated Balance Sheets at June 30, 2004 and December 31, 2003. The assets were recorded at approximately $6 million and $75 million at June 30, 2004 and December 31, 2003, respectively, which reflects the Company's estimates of the fair value expected to be realized from the sale of these assets less costs to sell. In July 2004, the Company sold the remaining assets classified as held for sale to a third-party for net proceeds of $6 million.

     C. NCNG Divestiture

     In October 2002, the Company announced the Board of Directors' approval to sell North Carolina Natural Gas Corporation (NCNG) and the Company's equity investment in Eastern North Carolina Natural Gas Company (ENCNG) to Piedmont Natural Gas Company, Inc. On September 30, 2003, the Company completed the sale. The 2003 net income of these operations is reported as discontinued operations in the Consolidated Statements of Income. Interest expense of $3 million and $7 million for the three and six months ended June 30, 2003, respectively, has been allocated to discontinued operations based on the net assets of NCNG, assuming a uniform debt-to-equity ratio across the Company's operations. Results of discontinued operations were as follows:

     (in millions)                                Three Months Ended     Six Months Ended
                                                    June 30, 2003          June 30, 2003
                                                 -------------------------------------------
     Revenues                                             $ 71                 $ 225
                                                 =====================  ====================

     Earnings before income taxes                         $  4                 $  23
     Income tax expense                                      1                     9
                                                 ---------------------  --------------------
     Net earnings from discontinued operations            $  3                 $  14
                                                 =====================  ====================

     During the three months ended June 30, 2004, the Company recorded an additional gain after taxes of approximately $1 million related to deferred taxes on the loss from the NCNG sale.

4.   REGULATORY MATTERS

     A. Retail Rate Matters

     PEC has exclusively utilized external funding for its decommissioning liability since 1994. Prior to 1994, PEC retained funds internally to meet its decommissioning liability. A North Carolina Utilities Commission (NCUC) order issued in February 2004 found that by January 1, 2008, PEC must begin transitioning these amounts to external funds. The transition of $131 million must be completed by December 31, 2017, and at least 10% must be transitioned each year.

     PEC filed with the Public Service Commission of South Carolina (SCPSC) seeking permission to defer expenses incurred from the first quarter 2004 winter storm. The SCPSC approved PEC's request to defer the costs and amortize them ratably over five years beginning in January 2005. Approximately $10 million related to storm costs incurred during the first quarter of 2004 was deferred in that quarter.

     During the first quarter of 2004, PEC met the requirements of both the NCUC and the SCPSC for the implementation of a depreciation study which allowed the utility to reduce the rates used to calculate depreciation expense. As a result, depreciation expense decreased $10 million for the three months ended June 30, 2004 compared to the prior year quarter and decreased $18 million for the six months ended June 30, 2004 compared to the prior year six month period.

     On June 29, 2004, the FPSC approved a Stipulation and Settlement Agreement, executed on April 29, 2004, by PEF, the Office of Public Counsel and the Florida Industrial Power Users Group. The stipulation and settlement resolved the issue pending before the FPSC regarding the costs PEF will be allowed to recover through its Fuel and Purchased Power Cost Recovery clause in 2004 and beyond for waterborne coal deliveries by the Company's affiliated coal supplier, Progress Fuels Corporation. The settlement sets fixed per ton prices based on point of origin for all waterborne coal deliveries in 2004, and establishes a market-based pricing methodology for determining recoverable waterborne coal transportation costs through a competitive solicitation process or market price proxies beginning in 2005 and thereafter. The settlement reduces the amount that PEF will charge to the Fuel and Purchased Power Cost Recovery clause for waterborne transportation by approximately $13 million beginning in 2004. This concludes the FPSC's investigation of PEF's recoverable waterborne coal transportation costs.

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

     The Company has $33 million and $4 million invested in GridSouth and GridFlorida, respectively, related to startup costs at June 30, 2004. The Company expects to recover these startup costs in conjunction with the GridSouth and GridFlorida original structures or in conjunction with any alternate combined transmission structures that emerge.

     C. Implementation of SFAS No. 143

     In connection with the implementation of SFAS No. 143 in 2003, PEC filed a request with the NCUC requesting deferral of the difference between expense pursuant to SFAS No. 143 and expense as previously determined by the NCUC. The NCUC granted the deferral of the January 1, 2003 cumulative adjustment. Because the clean air legislation discussed in Note 10 under "Air Quality" contained a prohibition against cost deferrals unless certain criteria are met, the NCUC denied the deferral of the ongoing effects. Since the NCUC order denied deferral of the ongoing effects, PEC ceased deferral of the ongoing effects during the second quarter for the six months ended June 30, 2003 related to its North Carolina retail jurisdiction. Pre-tax income for the three and six months ended June 30, 2003 increased by approximately $14 million, which represents a decrease in non-ARO cost of removal expense, partially offset by an increase in decommissioning expense. The Company provided additional information to the NCUC that demonstrated that deferral of the ongoing effects should also be allowed. In August of 2003, the NCUC revised its decision and approved the deferral of the ongoing effects of SFAS No. 143 at which time the $14 million was reversed.

     D. FERC Market Power Mitigation

     A FERC order issued in November 2001 on certain unaffiliated utilities' triennial market based wholesale power rate authorization updates required certain mitigation actions that those utilities would need to take for sales/purchases within their control areas and required those utilities to post information on their websites regarding their power systems' status. As a result of a request for rehearing filed by certain market participants, FERC issued an order delaying the effective date of the mitigation plan until after a planned technical conference on market power determination. In December 2003, the FERC issued a staff paper discussing alternatives and held a technical conference in January 2004. In April
     2004, the FERC issued two orders concerning utilities' ability to sell wholesale electricity at market based rates. In the first order, the FERC adopted two new interim screens for assessing potential generation market power of applicants for wholesale market based rates, and described additional analyses and mitigation measures that could be presented if an applicant does not pass one of these interim screens. In July 2004, the FERC issued an order on rehearing affirming its conclusions in the April order. In the second order, the FERC initiated a rulemaking to consider whether the FERC's current methodology for determining whether a public utility should be allowed to sell wholesale electricity at market-based rates should be modified in any way. Management is unable to predict the outcome of these actions by the FERC or their effect on future results of operations and cash flows. However, the Company does not anticipate that the current operations of PEC or PEF would be impacted materially if they were unable to sell power at market-based rates in their respective control areas.

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company performed the annual goodwill impairment test in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, for the CCO segment in the first quarter of 2004, and the annual goodwill impairment test for the PEC Electric and PEF segments in the second quarter of 2004, each of which indicated no impairment. The first annual impairment test for the Other segment will be performed in the fourth quarter 2004, since the goodwill was acquired in 2003.

     The changes in the carrying amount of goodwill for the periods ended June 30, 2004 and December 31, 2003, by reportable segment, are as follows:

     (in millions)                          PEC Electric       PEF         CCO    Other    Total
                                           -----------------------------------------------------------
     Balance as of January 1, 2003             $ 1,922       $ 1,733      $ 64    $  -    $ 3,719
     Acquisitions                                    -             -         -       7          7
                                           -----------------------------------------------------------
     Balance as of December 31, 2003           $ 1,922       $ 1,733      $ 64    $  7    $ 3,726
     Purchase accounting adjustment                  -             -         -       4          4
                                           -----------------------------------------------------------
     Balance as of June 30, 2004               $ 1,922       $ 1,733      $ 64    $ 11    $ 3,730
                                           ===========================================================

     The gross carrying amount and accumulated amortization of the Company's intangible assets at June 30, 2004 and December 31, 2003, are as follows:

                                              June 30, 2004                      December 31, 2003
                                    -----------------------------------    -------------------------------
     (in millions)                         Gross                                Gross
                                         Carrying        Accumulated          Carrying      Accumulated
                                          Amount        Amortization           Amount      Amortization
                                      --------------- -----------------    -------------- ----------------
     Synthetic fuel intangibles            $ 134          $  (71)               $ 140          $ (64)
     Power agreements acquired               221             (29)                 221            (20)
     Other                                    64             (13)                  62            (12)
                                      --------------- -----------------    -------------- ----------------
     Total                                 $ 419          $ (113)               $ 423          $ (96)
                                      =============== =================    ============== ================

     In June 2004, the Company sold, in two transactions, a combined 49.8 percent partnership interest in Colona Synfuel Limited Partnership, LLLP, one of its synthetic fuel operations. Approximately $6 million in synthetic fuel intangibles and $4 million in related accumulated amortization were included in the sale of the partnership interest.

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

     Amortization expense recorded on intangible assets for the three months ended June 30, 2004 and 2003 was $12 million and $9 million, respectively. Amortization expense recorded on intangible assets for the six months ended June 30, 2004 and 2003 was $21 million and $16 million, respectively. The estimated annual amortization expense for intangible assets for 2004 through 2008, in millions, is approximately $41, $34, $35, $35 and $17, respectively.

6.   EQUITY

     A. Earnings Per Common Share

     A  reconciliation   of  the   weighted-average   number  of  common  shares
     outstanding for basic and dilutive earnings per share purposes is as follows:

     (in millions)                                  Three Months Ended             Six Months Ended
                                                          June 30                      June 30
                                                 -------------------------    -----------------------
                                                        2004          2003          2004         2003
                                                 -----------    ----------    ----------     --------
     Weighted-average common shares - basic              242           236           242          235
     Restricted stock awards                               1             1             1            1
                                                 -----------    ----------    ----------     --------
     Weighted-average shares - fully dilutive            243           237           243          236
                                                 -----------    ----------    ----------     --------

     B. Comprehensive Income

     Comprehensive income for the three months ended June 30, 2004 and 2003 was $159 million and $154 million, respectively. Comprehensive income for the six months ended June 30, 2004 and 2003 was $256 million and $373 million, respectively. Changes in other comprehensive income for the periods consisted primarily of changes in the fair value of derivatives used to hedge cash flows related to interest on long-term debt and gas sales.

7.   FINANCING ACTIVITIES

     Progress Energy took advantage of favorable market conditions and entered into a new $1.1 billion five year line of credit, effective August 5, 2004, and expiring August 4, 2009. This facility replaces Progress Energy's $250 million 364 day line of credit and its three year $450 million line of credit, which were set to expire in November 2004.

     On July 28, 2004, PEC extended its $165 million 364-day line of credit, which was to expire on July 29, 2004. The line of credit will expire on July 27, 2005.

     On April 30, 2004, PEC redeemed $34.7 million of Darlington County 6.6% Series Pollution Control Bonds at 102.5% of par, $1.795 million of New Hanover County 6.3% Series Pollution Control Bonds at 101.5% of par, and $2.58 million of Chatham County 6.3% Series Pollution Control Bonds at 101.5% of par with cash from operations.

     On March 1, 2004, Progress Energy used available cash and proceeds from the issuance of commercial paper to pay at maturity $500 million 6.55% senior unsecured notes. Cash and commercial paper capacity for this retirement was created primarily from proceeds of the sale of assets and early long-term debt financings in 2003.

     On February 9, 2004, Progress Capital Holdings, Inc. paid at maturity $25 million 6.48% medium term notes with excess cash.

     On January 15, 2004, PEC paid at maturity $150 million 5.875% First Mortgage Bonds with commercial paper proceeds. On April 15, 2004, PEC also paid at maturity $150 million 7.875% First Mortgage Bonds with commercial paper proceeds and cash from operations.

     For the three months ended June 30, 2004, the Company issued  approximately
     0.6 million shares of its common stock for approximately $29 million in proceeds from its Investor Plus Stock Purchase Plan and its employee benefit plans. For the six months ended June 30, 2004, the Company issued approximately 1.3 million shares of its common stock for approximately $58 million in proceeds from its Investor Plus Stock Purchase Plan and its employee benefit plans. For the six months ended June 30, 2004 and 2003, the dividends paid on common stock were approximately $280 million and $268 million, respectively.

8.   BENEFIT PLANS

     The Company and some of its subsidiaries have a non-contributory defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has supplementary defined benefit pension plans that provide benefits to higher-level employees. In addition to pension benefits, the Company and some of its subsidiaries provide contributory other postretirement benefits (OPEB), including certain health care and life insurance benefits, for retired employees who meet specified criteria. The components of the net periodic benefit cost for the three and six months ended June 30 are:

     Three Months Ended June 30                                              Other Postretirement
                                                      Pension Benefits             Benefits
                                                   ---------------------    ----------------------
     (in millions)                                      2004       2003          2004        2003
                                                   ---------------------    ----------------------
     Service cost                                  $      13  $      13      $      4   $       3
     Interest cost                                        28         27             8           8
     Expected return on plan assets                      (37)       (36)           (1)         (1)
     Amortization of actuarial (gain) loss                 5          5             1           1
     Other amortization, net                               -          -             1           1
                                                   ---------------------    ----------------------
     Net periodic cost                             $       9  $       9      $     13   $      12
     Additional cost / (benefit) recognition (a)          (4)        (4)            1           1
                                                   ---------------------    ----------------------
     Net periodic cost recognized                  $       5  $       5      $     14   $      13
                                                   =====================    ======================


     Six Months Ended June 30                                                  Other Postretirement
                                                      Pension Benefits               Benefits
                                                   ----------------------    -----------------------
     (in millions)                                      2004        2003           2004        2003
                                                   ----------------------    -----------------------
     Service cost                                  $      27  $       26      $       8   $       7
     Interest cost                                        55          54             17          15
     Expected return on plan assets                      (75)        (72)            (2)         (2)
     Amortization of actuarial (gain) loss                11           9              2           2
     Other amortization, net                               -           -              1           2
                                                   ----------------------    -----------------------
     Net periodic cost                             $      18  $       17      $      26   $      24
     Additional cost / (benefit) recognition (a)          (8)         (7)             1           1
                                                   ----------------------    -----------------------
     Net periodic cost recognized                  $      10  $       10      $      27   $      25
                                                   ======================    =======================

     (a) Due to the acquisition of FPC. See Note 16B of Progress Energy's Form 10-K for year ended December 31, 2003.

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

     As of June 30, 2004, Progress Energy had $1 billion of fixed rate debt swapped to floating rate debt by executing interest rate derivative agreements. Under terms of these swap rate agreements, Progress Energy will receive a fixed rate and pay a floating rate based on 3-month LIBOR. These agreements expire between March 2006 and March 2011. During the year, Progress Energy has entered into $350 million notional of open interest rate fair value hedges. In March 2004, two interest rate swap agreements totaling $200 million were terminated. These swaps were associated with Progress Energy 5.85% Notes due in 2008. The loss on the agreements was deferred and is being amortized over the life of the bonds as these agreements had been designated as fair value hedges for accounting purposes.

     As of June 30, 2004, PEC had $70 million notional of pay fixed forward starting swaps, entered into in March 2004, to hedge its exposure to interest rates with regard to a future issuance of debt and $26 million notional of pay fixed forward starting swaps, entered into in April 2004, to hedge its exposure to interest rates with regard to an upcoming railcar lease. In July 2004, PEC entered into an additional $30 million notional pay fixed forward swap related the future issuance of debt, increasing the total notional of pay fixed forward starting swaps to $126 million. These agreements have a computational period of ten years.

     In May 2004, the Company terminated interest rate cash flow hedges, with a total notional amount of $400 million, related to projected outstanding balances of commercial paper. Amounts in accumulated other comprehensive income related to these terminated hedges will be reclassified to earnings as the hedged interest payments occur.

     The Company holds interest rate collars with a varying notional amount (currently at the maximum of $195 million) to hedge floating rate exposure associated with variable rate long-term debt at Progress Ventures. The Company is required to hedge 50% of the amount outstanding under its bank facility through March 2007.

     The notional amounts of interest rate derivatives are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in the transaction is the cost of replacing the agreements at current market rates. Progress Energy only enters into interest rate derivative agreements with banks with credit ratings of single A or better.

     PEF has entered into derivative instruments to hedge its exposure to price fluctuations on fuel oil purchases. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.

     Progress Fuels Corporation, through Progress Ventures, Inc. (PVI), periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. As of June 30, 2004, Progress Fuels Corporation is hedging exposures to the price variability of portions of its natural gas production through December 2005. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.

     Nonhedging derivatives, primarily electricity and natural gas contracts, are entered into for trading purposes and for economic hedging purposes. While management believes the economic hedges mitigate exposures to fluctuations in commodity prices, these instruments are not designated as hedges for accounting purposes and are monitored consistent with trading positions.

     The Company 's July 2004 forward mark-to-market losses were $7 million for the first quarter of 2004 and $3 million for the second quarter of 2004 . These mark-to-market losses are reflected in diversified business revenues and were related to an agreement to provide energy needed to fulfill a contract obligation and economic hedges used to mitigate exposures to fluctuations in commodity prices.

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


                                               Revenues
                                ---------------------------------------
                                                                           Income from
                                                                            Continuing
     (in millions)              Unaffiliated   Intersegment    Total        Operations        Assets
                                ------------   ------------  ----------    -------------    -----------
     FOR THE THREE MONTHS
     ENDED
     JUNE 30, 2004
     PEC Electric                  $   861     $        -     $   861          $    97       $ 10,711
     PEF                               860              -         860               84          7,457
     Fuels                             325             68         393               56          1,156
     CCO                                72              -          72                5          1,784
     Rail Services                     285              -         285                4            532
     Other                              22              1          23              (30)           312
     Corporate                           -            (69)        (69)             (63)         4,283
                                ------------   ------------  ----------    -------------    -----------
     Consolidated totals           $ 2,425     $        -     $ 2,425          $   153       $ 26,235
                                ------------   ------------  ----------    -------------    -----------

     FOR THE THREE MONTHS
     ENDED
     JUNE 30, 2003
     PEC Electric                  $   816          $   -     $   816          $    89
     PEF                               767              -         767               61
     Fuels                             206             88         294               58
     CCO                                33              -          33                2
     Rail Services                     214              -         214                2
     Other                              14              3          17                -
     Corporate                           -            (91)        (91)             (58)
                                ------------   ------------  ----------    -------------
     Consolidated totals           $ 2,050          $   -     $ 2,050          $   154
                                ------------   ------------  ----------    -------------

                                               Revenues
                                ---------------------------------------
                                                                           Income from
                                                                            Continuing
     (in millions)              Unaffiliated   Intersegment   Total         Operations
                                ------------   ------------  ----------    -------------
     FOR THE SIX MONTHS
     ENDED JUNE 30, 2004
     PEC Electric                  $ 1,762     $        -     $ 1,762          $   213
     PEF                             1,644              -       1,644              133
     Fuels                             598            151         749              104
     CCO                               105              -         105               (3)
     Rail Services                     523              -         523                9
     Other                              44              1          45              (31)
     Corporate                           -           (152)       (152)            (164)
                                ------------   ------------  ----------    -------------
     Consolidated totals           $ 4,676     $        -     $ 4,676          $   261
                                ------------   ------------  ----------    -------------

     FOR THE SIX MONTHS
     ENDED JUNE 30, 2003
     PEC Electric                  $ 1,742     $        -    $  1,742          $   223
     PEF                             1,495              -       1,495              132
     Fuels                             510            169         679               97
     CCO                                71              -          71               11
     Rail Services                     392              -         392               (1)
     Other                              27              8          35                1
     Corporate                           -           (177)       (177)            (102)
                                ------------   ------------  ----------    -------------
     Consolidated totals           $ 4,237     $        -    $  4,237          $   361
                                ------------   ------------  ----------    -------------

11.  OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income and other income and expense items as discussed below. The components of other, net as shown on the accompanying Consolidated Statements of Income are as follows:


                                                           Three Months Ended            Six Months Ended
                                                                 June 30                     June 30
     (in millions)                                            2004           2003          2004          2003
     Other income
     Net financial trading gain  (loss)                     $    4        $    (1)      $     5         $ (1)
     Nonregulated energy and delivery services income            5              5            11            11
     Investment gains                                            3              -             -             -
     AFUDC equity                                                2              4             4             6
     Other                                                       3              9             8             9
                                                        ----------     ----------    ----------    ----------
         Total other income                                 $   17        $    17       $    28         $  25
                                                        ----------     ----------    ----------    ----------

     Other expense
     Nonregulated energy and delivery services expenses     $    5        $     5       $     9         $  10
     Donations                                                   2              3            10             7
     Investment losses                                           -              9             -             8
     Contingent value obligations unrealized loss                5              2            13             -
     Loss from equity investments                                1              -             2             3
     Write-off of non-trade receivable                           -              -             7             -
     Other                                                       4              7            12            12
                                                        ----------     ----------    ----------    ----------
        Total other expense                                 $   17        $    26       $    53         $  40
                                                        ----------     ----------    ----------    ----------

     Other, net                                             $    -        $    (9)      $   (25)        $ (15)
     --------------------------------------------------------------------------------------------------------

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

     A. Guarantees

     As a part of normal business, Progress Energy and certain subsidiaries enter into various agreements providing financial or performance assurances to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to Progress Energy and subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. At June 30, 2004, management does not believe conditions are likely for significant performance under the guarantees of performance issued by or on behalf of affiliates discussed herein.

     Guarantees at June 30, 2004, are summarized in the table below and discussed more fully in the subsequent paragraphs.

     (in millions)
     Guarantees issued on behalf of affiliates
          Guarantees supporting nonregulated portfolio and energy marketing
               activities issued by Progress Energy                                 $      405
          Guarantees supporting nuclear decommissioning                                    181
          Guarantee supporting power supply agreements                                     457
          Standby letters of credit                                                         54
          Surety bonds                                                                     132
          Guarantees supporting nonregulated portfolio and energy marketing
               activities issued by subsidiaries of Progress Energy                         82
     Guarantees issued on behalf of third parties
          Other guarantees                                                                  24
                                                                                   -----------
        Total                                                                          $ 1,335
                                                                                   ===========

     Guarantees   Supporting   Nonregulated   Portfolio  and  Energy   Marketing
     Activities Issued by Progress Energy

     Progress Energy has issued approximately $404 million of guarantees on behalf of Progress Ventures (the business unit) and its subsidiaries for obligations under tolling agreements, transmission agreements, gas agreements, construction agreements, fuel procurement agreements and trading operations. Approximately $19 million and $57 million of these guarantees were issued during the second three and six months ended June 30, 2004, respectively, to support Fuels and energy-marketing activities. The majority of the marketing contracts supported by the guarantees contain provisions that trigger guarantee obligations based on downgrade events, ratings triggers, monthly netting of exposure and/or payments and offset provisions in the event of a default. Based upon current business levels at June 30, 2004, if the Company's ratings were to decline below investment grade, the Company estimates that it may have to deposit cash or provide letters of credit or other cash collateral of approximately $115 million for the benefit of the Company's counterparties to support ongoing operations within a 90-day period. The remaining $1 million in guarantees issued by Progress Energy on behalf of affiliates is primarily related to performance and payments subject to other contingencies.

     Guarantees Supporting Nuclear Decommissioning

     In 2003, PEC determined that its external funding levels did not fully meet the nuclear decommissioning financial assurance levels required by the NRC. Therefore, PEC met the financial assurance requirements by obtaining guarantees from Progress Energy in the amount of $276 million. On May 12, 2004, PEC sent notice to the NRC informing them that due to the Renewed Facility Operating License for Robinson 2, the parent guarantee related to Robinson, would be cancelled as of June 30, 2004. As a result, the total parent guarantees for decommissioning decreased from $276 million to $181 million during the second quarter.

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

     During the third quarter of 2003, PVI entered into an agreement with Morgan Stanley Capital Group Inc. (Morgan Stanley) to fulfill Morgan Stanley's obligations to schedule resources and supply energy to Oglethorpe Power Corporation of Georgia through March 31, 2005. The Company issued a payment and performance guarantee to Morgan Stanley related to the power supply agreement. In the event that Progress Energy's credit ratings fall below investment grade, Progress Energy estimates that it may have to deposit cash or provide letters of credit or other cash collateral of approximately $27 million for the benefit of Morgan Stanley as of June 30, 2004.

     In June 2004, PVI entered into a definitive agreement with five electric cooperatives in Georgia to provide long term full requirements power. The transaction closed during the second quarter of 2004. The Company issued a payment and performance guarantee to the cooperatives related to the power supply agreement totaling $150 million. In the event that Progress Energy's credit ratings fall below investment grade, Progress Energy would be required to provide additional security for this guarantee in form and amount acceptable to the cooperatives. The Company would immediately be required to deposit cash or provide letters of credit or other cash collateral up to 50% of the coverage amount of the guarantees issued (for a maximum of $75 million) in the event of a downgrade. Beyond that requirement, additional security requirements would be determined based upon a calculation of mark-to-market exposure, not to exceed $150 million.

     Standby Letters of Credit

     As of June 30, 2004, financial institutions have issued $54 million of standby letters of credit to financial institutions for the Company for the benefit of third parties that have extended credit to the Company and certain subsidiaries. These letters of credit have been issued primarily for the purpose of supporting payments of trade payables, securing performance under contracts and lease obligations and self-insurance for workers' compensation. If a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will in turn request payment from the Company. Any amounts owed by the Company's subsidiaries are reflected in the accompanying Consolidated Balance Sheets.

     Surety Bonds

     At June 30, 2004, the Company had $132 million in surety bonds purchased primarily for purposes such as providing workers' compensation coverage, obtaining licenses, permits, rights-of-way and project performance. To the extent liabilities are incurred as a result of the activities covered by the surety bonds, such liabilities are included in the accompanying Consolidated Balance Sheets.

     Guarantees   Supporting   Nonregulated   Portfolio  and  Energy   Marketing
     Activities Issued by Subsidiaries of Progress Energy

     Subsidiaries of Progress Energy have issued approximately $82 million of guarantees for obligations under tolling agreements, transmission agreements, gas agreements, construction agreements, fuel procurement agreements and trading operations.

     Other Guarantees

     The Company has other guarantees outstanding of approximately $24 million. Included in the $24 million are $10 million of guarantees issued on behalf of third parties, which is in support of synthetic fuel operations at a third-party plant. The remaining $14 million in affiliate guarantees is related primarily to prompt performance payments and other payments subject to contingencies.

     In connection with the sale of partnership interests in Colona (see Note 3.A), Progress Fuels indemnified the buyers against any claims related to Colona resulting from violations of any environmental laws. Although the terms of the agreement provide for no limitation to the maximum potential future payments under the indemnification, the Company has estimated that the maximum total of such payments would be insignificant.

     B. Insurance

     Both PEC and PEF are insured against public liability for a nuclear incident up to $10.76 billion per occurrence. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear power plants, each company, as an owner of nuclear units, can be assessed a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), each company would be subject to assessments of up to $101 million for each reactor owned per occurrence. Payment of such assessments would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. Congress is considering revisions to the Price Anderson Act during 2004 that could include increased limits and assessments per reactor owned. The final outcome of this matter cannot be predicted at this time.

     PEC and PEF self-insure their transmission and distribution lines against loss due to storm damage and other natural disasters. PEF accrues $6 million annually to a storm damage reserve pursuant to a regulatory order and may defer losses in excess of the reserve.

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

     PEC There are nine former MGP sites and other sites associated with PEC that have required or are anticipated to require investigation and/or remediation costs. PEC received insurance proceeds to address costs associated with environmental liabilities related to its involvement with some sites. All eligible expenses related to these are charged against a specific fund containing these proceeds. At June 30, 2004, approximately $8 million remains in this centralized fund with a related accrual of $8 million recorded for the associated expenses of environmental issues. PEC is unable to provide an estimate of the reasonably possible total remediation costs beyond what is currently accrued due to the fact that investigations have not been completed at all sites. This accrual has been recorded on an undiscounted basis. PEC measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. The process often involves assessing and developing cost-sharing arrangements with other PRPs. PEC will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. Presently, PEC cannot determine the total costs that may be incurred in connection with the remediation of all sites.

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

     PEF At June 30, 2004, PEF has accrued $27 million for probable and estimable costs related to various environmental sites. Of this accrual, $17 million is for costs associated with the remediation of distribution and substation transformers for which PEF has received approval from the FPSC for recovery through the Environmental Cost Recovery Clause (ECRC). For the six months ended June 30, 2004, PEF accrued an additional $8 million related to the remediation of transformers and a regulatory asset for the probable recovery through the ECRC. The remaining $10 million is related to two former MGP sites and other sites associated with PEF that have required or are anticipated to require investigation and/or remediation costs. PEF is unable to provide an estimate of the reasonably possible total remediation costs beyond what is currently accrued.

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

     Florida Progress Corporation (FPC) In 2001, FPC sold its Inland Marine Transportation business operated by MEMCO Barge Line, Inc. to AEP Resources, Inc. FPC established an accrual to address indemnities and retained an environmental liability associated with the transaction. FPC estimates that its contractual liability to AEP Resources, Inc., associated with Inland Marine Transportation, is $4 million at June 30, 2004 and has accrued such amount. The previous accrual of $10 million was reduced in 2003 based on a change in estimate. This accrual has been determined on an undiscounted basis. FPC measures its liability for this site based on estimable and probable remediation scenarios.

     Certain historical sites exist that are being addressed voluntarily by FPC. An immaterial accrual has been established to address investigation expenses related to these sites. The Company cannot determine the total costs that may be incurred in connection with these sites.

     Rail Rail Services is voluntarily addressing certain historical waste sites. The Company cannot determine the total costs that may be incurred in connection with these sites.

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

     In 2003, the EPA published a final rule addressing routine equipment replacement under the New Source Review program. The rule defines routine equipment replacement and the types of activities that are not subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The rule was challenged in the Federal Appeals Court and its implementation stayed. In July 2004, the EPA announced it will reconsider certain issues arising from the final routine equipment replacement rule. Reconsideration does not impact the court-approved stay. The agency plans to issue a final decision on these reconsidered issues by year end. The Company cannot predict the outcome of this matter.

     In 1998, the EPA published a final rule at Section 110 of the Clean Air Act addressing the regional transport of ozone (NOx SIP Call). The EPA's rule requires 23 jurisdictions, including North Carolina, South Carolina and Georgia, but not Florida, to further reduce NOx emissions in order to attain a preset emission level during each year's "ozone season," beginning May 31, 2004. The EPA rule allows credit to companies taking early action to meet the May 31, 2004 deadline. PEC is currently installing controls necessary to comply with the rule and, with the use of early action credits, expects to be in compliance as required by the final rule. Total capital expenditures to meet these measures in North and South Carolina could reach approximately $370 million, which has not been adjusted for inflation. The Company has spent approximately $265 million to date related to these expenditures. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to the Company's results of operations. Further controls are anticipated as electricity demand increases.

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

     In June 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of NOx and SO2 from coal-fired power plants. Progress Energy expects its capital costs to meet these emission targets will be approximately $813 million by 2013. PEC has expended approximately $45 million of these capital costs through June 30, 2004. PEC currently has approximately 5,100 MW of coal-fired generation capacity in North Carolina that is affected by this legislation. The law requires the emissions reductions to be completed in phases by 2013, and applies to each utility's total system rather than setting requirements for individual power plants. The law also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utilities or unless the utilities persistently earn a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utilities' last general rate case. Further, the law allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the ten-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. PEC recognized amortization of $15 million and $34 million in the quarters ended June 30, 2004 and 2003, respectively. PEC recognized amortization of $31 million and $54 million in the six months ended June 30, 2004 and 2003, respectively. Pursuant to the law, PEC entered into an agreement with the state of North Carolina to transfer to the state certain NOx and SO2 emissions allowances that result from compliance with the collective NOx and SO2 emissions limitations set out in the law. The law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. Operation and maintenance costs will increase due to the additional personnel, materials and general maintenance associated with the equipment. Operation and maintenance expenses are recoverable through base rates, rather than as part of this program. Progress Energy cannot predict the future regulatory interpretation, implementation or impact of this law.

     In 1997, the EPA's Mercury Study Report and Utility Report to Congress conveyed that mercury is not a risk to the average American and expressed uncertainty about whether reductions in mercury emissions from coal-fired power plants would reduce human exposure. Nevertheless, the EPA determined in 2000 that regulation of mercury emissions from coal-fired power plants was appropriate. In 2003, the EPA proposed alternative control plans that would limit mercury emissions from coal-fired power plants. The first, a Maximum Achievable Control Technology (MACT) standard applicable to every coal-fired plant, would require compliance in 2008. The second, which the EPA has stated it prefers, is a mercury cap and trade program that would require limits to be met in two phases, 2010 and 2018. The EPA expects to finalize the mercury rule in March 2005. Achieving compliance with the proposal could involve significant capital costs which could be material and adverse to the Company's consolidated financial position or results of operations. The Company cannot predict the outcome of this matter.

     In conjunction with the proposed mercury rule, the EPA proposed a MACT standard to regulate nickel emissions from residual oil-fired units. The agency estimates the proposal will reduce national nickel emissions to approximately 103 tons. The EPA expects to finalize the nickel rule in March 2005. The Company cannot predict the outcome of this matter.

     In December 2003, the EPA released its proposed Interstate Air Quality Rule, currently referred to as the Clean Air Interstate Rule (CAIR). The EPA's proposal requires 28 jurisdictions, including North Carolina, South Carolina, Georgia and Florida, to further reduce NOx and SO2 emissions in order to attain preset state NOx and SO2 emissions levels. The rule is expected to become final in 2004. The air quality controls already installed for compliance with the NOx SIP Call and currently planned by the Company for compliance with the North Carolina law will reduce the costs required to meet the CAIR requirements for the Company's North Carolina units. Additional compliance costs will be determined later this year once the rule is finalized.

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

     Water Quality

     As a result of the operation of certain control equipment needed to address the air quality issues outlined above, new wastewater streams may be generated at the applicable facilities. Integration of these new wastewater streams into the existing wastewater treatment processes may result in permitting, construction and treatment requirements imposed on PEC and PEF in the immediate and extended future.

     After many years of litigation and settlement negotiations the EPA adopted regulations in February 2004 for the implementation of Section 316(b) of the Clean Water Act. These regulations become effective September 7, 2004. The purpose of these regulations is to minimize adverse environmental impacts caused by cooling water intake structures and intake systems. Over the next several years these regulations will impact the larger base load generation facilities and may require the facilities to mitigate the effects to aquatic organisms by constructing intake modifications or undertaking other restorative activities. Substantial costs could be incurred by the facilities in order to comply with the new regulation. The Company cannot predict the outcome and impacts to the facilities at this time.

     The EPA has published for comment a draft  Environmental  Impact  Statement
     (EIS) for surface coal mining (sometimes referred to as "mountaintop mining") and valley fills in the Appalachian coal region, where Progress Fuels currently operates a surface mine and may operate others in the future. The final EIS, when published, may affect regulations for the permitting of mining operations and the cost of compliance with environmental regulations. Regulatory changes for mining may also affect the cost of fuel for the coal-fueled electric generating plants. The Company cannot predict the outcome of this matter.

     Other Environmental Matters

     The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of carbon dioxide and other greenhouse gases. The United States has not adopted the Kyoto Protocol; however, a number of carbon dioxide emissions control proposals have been advanced in Congress and by the Bush administration. The Bush administration has stated it favors voluntary programs. Reductions in carbon dioxide emissions to the levels specified by the Kyoto Protocol and some legislative proposals could be materially adverse to the Company's consolidated financial position or results of operations if associated costs cannot be recovered from customers. The Company favors the voluntary program approach recommended by the administration and is evaluating options for the reduction, avoidance and sequestration of greenhouse gases. However, the Company cannot predict the outcome of this matter.

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

     In July 2002, Congress passed an override resolution to Nevada's veto of DOE's proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. DOE plans to submit a license application for the Yucca Mountain facility by the end of 2004. In November 2003, Congressional negotiators approved $580 million for fiscal year 2004 for the Yucca Mountain project, $123 million more than the previous year. In January 2003, the State of Nevada, Clark County, Nevada, and the City of Las Vegas petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the Congressional override resolution. On July 9, 2004, the Court rejected the challenge to the constitutionality of the resolution approving Yucca Mountain, but ruled that the EPA was wrong to set a 10,000-year compliance period. The DOE continues to state it plans to begin operation of the repository at Yucca Mountain in 2010. PEC and PEF cannot predict the outcome of this matter.

     With certain modifications and additional approval by the NRC including the installation of onsite dry storage facilities at Robinson (2005) and Brunswick (2010), PEC's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on PEC's system through the expiration of the operating licenses for all of PEC's nuclear generating units.

     PEF is currently storing spent nuclear fuel onsite in spent fuel pools. PEF's nuclear unit, Crystal River Unit No. 3 (CR3), has sufficient storage capacity in place for fuel consumed through the end of the expiration of the current license in 2016. PEF will seek renewal of the CR3 operating license and if approved, additional dry storage may be necessary.

     2. In November 2001, Strategic Resource Solutions Corp. (SRS) filed a claim against the San Francisco Unified School District (the District) and other defendants claiming that SRS is entitled to approximately $10 million in unpaid contract payments and delay and impact damages related to the District's $30 million contract with SRS. In March 2002, the District filed a counterclaim, seeking compensatory damages and liquidated damages in excess of $120 million, for various claims, including breach of contract and demand on a performance bond. SRS asserted defenses to the District's claims. SRS amended its claims and asserted new claims against the District and other parties, including a former SRS employee and a former District employee.

     In March 2003, the City Attorney and the District filed new claims in the form of a cross-complaint against SRS, Progress Energy, Inc., Progress Energy Solutions, Inc., and certain individuals, alleging fraud, false claims, violations of California statutes, and seeking compensatory damages, punitive damages, liquidated damages, treble damages, penalties, attorneys' fees and injunctive relief. The filing stated that the City and the District seek "more than $300 million in damages and penalties." PEC was later added as a cross-defendant. In November 2003, PEC filed a motion to dismiss the plaintiffs' first amended complaint.

     In June 2004, the Company reached a settlement agreement with the District in this matter. The settlement totaled approximately $43.1 million and is included in diversified business cost of sales in the accompanying Consolidated Statement of Income for the three-months and six-months ended June 30, 2004. The accrual of the settlement was recorded on an undiscounted basis. The terms of the settlement require SRS to pay the District $10.1 million upon approval, and an additional $16 million in 2005 and $17 million 2006. In addition, during a transition period ending September 10, 2004, SRS will provide maintenance and training on the equipment and software it installed and maintained for the District. The agreement, upon approval, settles all claims and cross-claims related to SRS, Progress Energy, Progress Energy Solutions and PEC.

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

     PEC initiated a lawsuit seeking a declaratory judgment that the termination was lawful. DMT counterclaimed, stating the termination was a breach of contract. On March 23, 2004, the United States District Court for the Eastern District of North Carolina ruled that PEC was liable for breach of contract, but ruled against DMT on its unfair and deceptive trade practices claim. On April 6, 2004, the Court entered a judgment against PEC in the amount of approximately $10 million. The Court did not rule on DMT's pending motion for attorneys' fees.

     On May 4, 2004, PEC authorized its outside counsel to file a notice of appeal of the April 6, 2004, judgment and on May 7, 2004, the notice of appeal was filed with the United States Court of Appeals for the Fourth Circuit. On June 8, 2004, DMT filed a motion to dismiss the appeal in the appeals court on the ground that PEC's notice of appeal should have been filed on or before May 6, 2004. On June 16, 2004, PEC filed a motion with the trial court requesting an extension of the deadline for the filing of the notice of appeal. On July 7, 2004, the parties agreed to postpone the appellate proceedings to allow the trial court to resolve PEC's motion for an extension of the notice of appeal deadline.

     PEC recorded a liability for the judgment of approximately $10 million and a regulatory asset for the probable recovery through its fuel adjustment clause in the first quarter of 2004. The Company cannot predict the outcome of this matter.

     5. The Company, through its subsidiaries, is a majority owner in five entities and a minority owner in one entity that owns facilities that produce synthetic fuel as defined under the Internal Revenue Code (Code). The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed in service before July 1, 1998. Synthetic fuel tax credit amounts not utilized are carried forward indefinitely as alternative minimum tax credits. All entities have received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. The PLRs do not limit the production on which synthetic fuel credits may be claimed. Total Section 29 credits generated to date (including those generated by FPC prior to its acquisition by the Company) are approximately $1.4 billion, of which $584 million have been used and $807 million are being carried forward as deferred tax credits. The current
     Section 29 tax credit program expires at the end of 2007.

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

     In July  2004,  Progress  Energy was  notified  that the  Internal  Revenue
     Service  (IRS)  field  auditors   anticipate  taking  an  adverse  position
     regarding  the  placed-in-service   date  of  the  Company's  four  Earthco
     synthetic fuel facilities. Due to the auditors' position, the IRS has decided to exercise its right to withdraw from the Pre-Filing Agreement
     (PFA) program with Progress Energy. With the IRS's withdrawal from the PFA program, the review of Progress Energy's Earthco facilities is back on the normal procedural audit path of the Company's tax returns. The IRS has indicated that the field audit team will provide its written recommendation later this year. After the field audit team's written recommendation is received, the Company will begin the Appeals process within the IRS. Through June 30, 2004 the Company, on a consolidated basis, has claimed $1 billion of tax credits generated by Earthco facilities. If these credits were disallowed, the Company's one time exposure for cash tax payments would be $229 million (excluding interest), and earnings and equity would be reduced by $1 billion, excluding interest. The Company believes that the appeals process could take up to two years to complete, however, it cannot control the actual timing of resolution and cannot predict the outcome of this matter.

     In February 2004, subsidiaries of the Company finalized execution of the Colona Closing Agreement with the IRS concerning their Colona synthetic fuel facilities. The Colona Closing Agreement provided that the Colona facilities were placed in service before July 1, 1998, which is one of the qualification requirements for tax credits under Section 29. The Colona Closing Agreement further provides that the fuel produced by the Colona facilities in 2001 is a "qualified fuel" for purposes of the Section 29 tax credits. This action concluded the IRS PFA program with respect to Colona.

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

     In management's opinion, the Company is complying with all the necessary requirements to be allowed such credits under Section 29, and, although it cannot provide certainty, it believes that it will prevail in these matters. Accordingly, the Company has no current plans to alter its synthetic fuel production schedule as a result of these matters. However, should the Company fail to prevail in these matters, there could be material liability for previously taken Section 29 credits, with a material adverse impact on earnings and cash flows.

     6. The Company and its subsidiaries are involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals and disclosures have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the final disposition of pending litigation would not have a material adverse effect on the Company's consolidated results of operations or financial position.

                         CAROLINA POWER & LIGHT COMPANY
                      d/b/a PROGRESS ENERGY CAROLINAS, INC.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2004

UNAUDITED CONSOLIDATED STATEMENTS of INCOME

                                                  Three Months Ended June 30  Six Months Ended June 30
(in millions)                                               2004        2003          2004        2003
-------------------------------------------------------------------------------------------------------
Operating Revenues
   Electric                                               $  861      $  816      $  1,762    $  1,742
   Diversified business                                        1           3             1           6
-------------------------------------------------------------------------------------------------------
      Total Operating Revenues                               862         819         1,763       1,748
-------------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                          193         177           417         403
   Purchased power                                            80          69           142         142
   Operation and maintenance                                 226         210           435         400
   Depreciation and amortization                             127         142           254         281
   Taxes other than on income                                 45          35            88          79
   Diversified business                                        -           2             -           3
-------------------------------------------------------------------------------------------------------
        Total Operating Expenses                             671         635         1,336       1,308
-------------------------------------------------------------------------------------------------------
Operating Income                                             191         184           427         440
-------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                             1           2             2           3
   Other, net                                                  4          (8)           (8)        (10)
-------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                           5          (6)           (6)         (7)
-------------------------------------------------------------------------------------------------------
Interest Charges
   Interest charges                                           47          49            96          98
   Allowance for borrowed funds used during construction       -          (1)           (1)         (2)
-------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                           47          48            95          96
-------------------------------------------------------------------------------------------------------
Income before Income Tax                                     149         130           326         337
Income Tax Expense                                            53          41           115         113
-------------------------------------------------------------------------------------------------------
Net Income                                                    96          89           211         224
Preferred Stock Dividend Requirement                           -           -             1           1
-------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                 $   96      $   89      $    210   $     223
-------------------------------------------------------------------------------------------------------

See Notes to Consolidated Interim Financial Statements.


CAROLINA POWER & Light Company
d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in millions)                                                              June 30         December 31
ASSETS                                                                        2004                2003
-------------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                                $ 13,516            $ 13,331
  Accumulated depreciation                                                  (5,390)             (5,258)
-------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                        8,126               8,073
  Held for future use                                                            5                   5
  Construction work in progress                                                294                 306
  Nuclear fuel, net of amortization                                            161                 159
-------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                             8,586               8,543
-------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                     44                 238
  Accounts receivable                                                          253                 265
  Unbilled accounts receivable                                                 146                 145
  Receivables from affiliated companies                                         11                  27
  Inventory                                                                    307                 348
  Deferred fuel cost                                                           126                 113
  Prepayments and other current assets                                          57                  82
-------------------------------------------------------------------------------------------------------
        Total Current Assets                                                   944               1,218
-------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                            506                 477
  Nuclear decommissioning trust funds                                          542                 505
  Miscellaneous other property and investments                                 169                 169
  Other assets and deferred debits                                             115                 118
-------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                               1,332               1,269
-------------------------------------------------------------------------------------------------------
           Total Assets                                                   $ 10,862            $ 11,030
-------------------------------------------------------------------------------------------------------
Capitalization and Liabilities
-------------------------------------------------------------------------------------------------------
Common Stock Equity
  Common stock without par value, authorized 200 million shares,
     160 million shares issued and outstanding                            $  1,971            $  1,953
  Unearned ESOP common stock                                                   (76)                (89)
  Accumulated other comprehensive loss                                          (4)                 (7)
  Retained earnings                                                          1,361               1,380
-------------------------------------------------------------------------------------------------------
        Total Common Stock Equity                                            3,252               3,237
-------------------------------------------------------------------------------------------------------
  Preferred Stock - Not Subject to Mandatory Redemption                         59                  59
  Long-Term Debt, Net                                                        2,748               3,086
-------------------------------------------------------------------------------------------------------
        Total Capitalization                                                 6,059               6,382
-------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                            300                 300
  Accounts payable                                                             181                 188
  Payables to affiliated companies                                              77                 136
  Notes payable to affiliated companies                                         26                  25
  Interest accrued                                                              57                  64
  Short-term obligations                                                        68                   4
  Other current liabilities                                                    229                 166
-------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                              938                 883
-------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                          1,132               1,125
  Accumulated deferred investment tax credits                                  145                 148
  Regulatory liabilities                                                     1,262               1,197
  Asset retirement obligations                                                 959                 932
  Other liabilities and deferred credits                                       367                 363
-------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                         3,865               3,765
-------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
-------------------------------------------------------------------------------------------------------
            Total Capitalization and Liabilities                          $ 10,862            $ 11,030
-------------------------------------------------------------------------------------------------------

See Notes to Consolidated Interim Financial Statements.


CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                                     Six Months Ended June 30
(in millions)                                                                               2004         2003
---------------------------------------------------------------------------------------------------------------
     Operating Activities
Net income                                                                              $    211    $     224
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                          297          326
      Deferred income taxes                                                                    4          (38)
      Investment tax credit                                                                   (4)          (5)
      Deferred fuel cost                                                                     (13)           9
   Cash provided (used) by changes in operating assets and liabilities:
      Accounts receivable                                                                     23           35
      Inventories                                                                             32           (1)
      Prepayments and other current assets                                                     8           14
      Accounts payable                                                                       (50)           2
      Other current liabilities                                                               61           58
      Other                                                                                   53           42
---------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                           622          666
---------------------------------------------------------------------------------------------------------------
     Investing Activities
Gross property additions                                                                    (248)        (259)
Nuclear fuel additions                                                                       (47)         (46)
Contributions to nuclear decommissioning trust                                               (18)         (18)
Other investing activities                                                                     -           (4)
---------------------------------------------------------------------------------------------------------------
         Net Cash Used in Investing Activities                                              (313)        (327)
---------------------------------------------------------------------------------------------------------------
     Financing Activities
Net increase (decrease) in short-term obligations                                             64          (74)
Net change in intercompany notes                                                               1           99
Retirement of long-term debt                                                                (339)        (165)
Dividends paid to parent                                                                    (228)        (203)
Dividends paid on preferred stock                                                             (1)          (1)
---------------------------------------------------------------------------------------------------------------
         Net Cash Used in Financing Activities                                              (503)        (344)
---------------------------------------------------------------------------------------------------------------
     Net Decrease in Cash and Cash Equivalents                                              (194)          (5)
Cash and Cash Equivalents at Beginning of Period                                             238           18
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                              $     44    $      13
---------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest (net of amount capitalized)                        $    100    $      95
                            income taxes (net of refunds)                               $     82    $     120
----------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     A. Organization

     Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC) is a public service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Through its wholly-owned subsidiaries, PEC is also involved in nonregulated business activities. PEC is a wholly-owned subsidiary of Progress Energy, Inc. (the Company or Progress Energy). The Company is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both the Company and its subsidiaries are subject to the regulatory provisions of PUHCA. PEC is regulated by the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (SCPSC), the Federal Energy Regulatory Commission (FERC) and the United States Nuclear Regulatory Commission (NRC).

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

     PEC collects from customers certain excise taxes, which include gross receipts tax, franchise taxes, and other excise taxes, levied by the state or local government upon the customers. PEC accounts for excise taxes on a gross basis. For the three months ended June 30, 2004 and 2003, excise taxes of approximately $23 million and $18 million, respectively, are included in taxes other than income in the accompanying Consolidated Statements of Income. For the six months ended June 30, 2004 and 2003, excise taxes of approximately $45 million and $40 million, respectively, are included in taxes other than income in the accompanying Consolidated Statements of Income. These approximate amounts are also included in utility revenues.

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


                                                            Three Months Ended      Six Months Ended
                                                                  June 30               June 30
                                                            --------------------  ---------------------
     (in millions)                                               2004      2003       2004        2003
                                                            ---------- ---------  --------- -----------
     Net Income, as reported                                   $   96    $   89     $  211      $  224
     Deduct:  Total stock option expense determined under
       fair value method for all awards, net of related tax         2         1          4           2
     effects
                                                            ---------- ---------  --------- -----------
     Pro forma net income                                      $   94    $   88     $  207      $  222
                                                            ========== =========  ========= ===========

     D. Consolidation of Variable Interest Entities

     PEC consolidates all voting interest entities in which it owns a majority voting interest and all variable interest entities for which it is the primary beneficiary in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" (FIN No. 46R). During the first six months of 2004 and 2003, PEC did not participate in the creation of, or obtain a significant new variable interest in, any variable interest entity.

     PEC is the primary beneficiary of a limited partnership which invests in 17 low-income housing partnerships that qualify for federal and state tax credits. PEC has requested but has not received all the necessary information to determine the primary beneficiary of the limited partnership's underlying 17 partnership investments, and has applied the information scope exception in FIN No. 46R, paragraph 4(g) to the 17 partnerships. PEC has no direct exposure to loss from the 17 partnerships; PEC's only exposure to loss is from its investment of approximately $1 million in the consolidated limited partnership. PEC will continue its efforts to obtain the necessary information to fully apply FIN No. 46R to the 17 partnerships. PEC believes that if the limited partnership is determined to be the primary beneficiary of the 17 partnerships, the effect of consolidating the 17 partnerships would not be significant to PEC's Consolidated Balance Sheets.

     PEC has variable interests in two power plants resulting from long-term power purchase contracts. PEC has requested the necessary information to determine if the counterparties are variable interest entities or to identify the primary beneficiaries. Both entities declined to provide PEC with the necessary financial information, and PEC has applied the information scope exception in FIN No. 46R, paragraph 4(g). PEC's only significant exposure to variability from these contracts results from fluctuations in the market price of fuel used by the two entities' plants to produce the power purchased by PEC. PEC is able to recover these fuel costs under its fuel clause. Total purchases from these counterparties were approximately $21 million and $19 million in the first six months of 2004 and 2003, respectively. PEC will continue its efforts to obtain the necessary information to fully apply FIN No. 46R to these contracts. The combined generation capacity of the two entities' power plants is approximately 880 MW. PEC believes that if it is determined to be the primary beneficiary of these two entities, the effect of consolidating the entities would result in increases to total assets, long-term debt and other liabilities, but would have an insignificant or no impact on PEC's common stock equity, net earnings, or cash flows. However, as PEC has not received any financial information from these two counterparties, the impact cannot be determined at this time.

     PEC also has interests in several other variable interest entities for which PEC is not the primary beneficiary. These arrangements include investments in approximately 22 limited partnerships, limited liability corporations and venture capital funds and two building leases with special-purpose entities. The aggregate maximum loss exposure at June 30, 2004, that PEC could be required to record in its income statement as a result of these arrangements totals approximately $23 million. The creditors of these variable interest entities do not have recourse to the general credit of PEC in excess of the aggregate maximum loss exposure.

2.   NEW ACCOUNTING STANDARDS

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. In accordance with guidance issued by the FASB in FASB Staff Position FAS 106-1, PEC elected to defer accounting for the effects of the Act due to uncertainties regarding the effects of the implementation of the Act and the accounting for certain provisions of the Act. Therefore, OPEB information presented in the financial statements does not reflect the effects of the Act. The FASB recently issued definitive accounting guidance for the Act in FASB Staff Position 106-2, which is effective for PEC in the third quarter of 2004. FASB Staff Position 106-2 will result in the recognition of lower OPEB costs to reflect prescription drug-related federal subsidies to be received under the Act. PEC is in the process of quantifying the impact of the Act on OPEB costs.

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

     PEC filed with the SCPSC seeking permission to defer expenses incurred from the first quarter 2004 winter storm. The SCPSC approved PEC's request to defer the costs and amortize them ratably over five years beginning in January 2005. Approximately $10 million related to storm costs incurred during the first quarter of 2004 was deferred in that quarter.

     During the first quarter of 2004, PEC met the requirements of both the NCUC and the SCPSC for the implementation of a depreciation study which allowed the utility to reduce the rates used to calculate depreciation expense. As a result, depreciation expense decreased $10 million for the three months ended June 30, 2004 compared to the prior year quarter and decreased $18 million for the six months ended June 30, 2004 compared to the prior year six month period.

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

     PEC has $33 million invested in GridSouth related to startup costs at June 30, 2004. PEC expects to recover these startup costs in conjunction with the GridSouth original structure or in conjunction with any alternate combined transmission structures that emerge.

     C. Implementation of SFAS No. 143

     In connection with the implementation of SFAS No. 143 in 2003, PEC filed a request with the NCUC requesting deferral of the difference between expense pursuant to SFAS No. 143 and expense as previously determined by the NCUC. The NCUC granted the deferral of the January 1, 2003 cumulative adjustment. Because the clean air legislation discussed in Note 12 under "Air Quality" contained a prohibition against cost deferrals unless certain criteria are met, the NCUC denied the deferral of the ongoing effects. Since the NCUC order denied deferral of the ongoing effects, PEC ceased deferral of the ongoing effects during the second quarter for the six months ended June 30, 2003 related to its North Carolina retail jurisdiction. Pre-tax income for the three and six months ended June 30, 2003 increased by approximately $14 million, which represents a decrease in non-ARO cost of removal expense, partially offset by an increase in decommissioning expense. The Company provided additional information to the NCUC that demonstrated that deferral of the ongoing effects should also be allowed. In August of 2003, the NCUC revised its decision and approved the deferral of the ongoing effects of SFAS No. 143 at which time the $14 million was reversed.

     D. FERC Market Power Mitigation

     A FERC order issued in November 2001 on certain unaffiliated utilities' triennial market based wholesale power rate authorization updates required certain mitigation actions that those utilities would need to take for sales/purchases within their control areas and required those utilities to post information on their websites regarding their power systems' status. As a result of a request for rehearing filed by certain market participants, FERC issued an order delaying the effective date of the mitigation plan until after a planned technical conference on market power determination. In December 2003, the FERC issued a staff paper discussing alternatives and held a technical conference in January 2004. In April
     2004, the FERC issued two orders concerning utilities' ability to sell wholesale electricity at market based rates. In the first order, the FERC adopted two new interim screens for assessing potential generation market power of applicants for wholesale market based rates, and described additional analyses and mitigation measures that could be presented if an applicant does not pass one of these interim screens. In July 2004, the FERC issued an order on rehearing affirming its conclusions in the April order. In the second order, the FERC initiated a rulemaking to consider whether the FERC's current methodology for determining whether a public utility should be allowed to sell wholesale electricity at market-based rates should be modified in any way. Management is unable to predict the outcome of these actions by the FERC or their effect on future results of operations and cash flows. However, PEC does not anticipate that its current operations would be impacted materially if they were unable to sell power at market-based rates in their respective control areas.

4.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended June 30, 2004 and 2003 was $98 million and $88 million, respectively. Comprehensive income for the six months ended June 30, 2004 and 2003 was $214 million and $223 million, respectively. Changes in other comprehensive income for the periods consisted primarily of changes in fair value of derivatives used to hedge cash flows related to interest on long-term debt.

5.   FINANCING ACTIVITIES

     On July 28, 2004, PEC extended its $165 million 364-day line of credit, which was to expire on July 29, 2004. The line of credit will expire on July 27, 2005.

     On April 30, 2004, PEC redeemed $34.7 million of Darlington County 6.6% Series Pollution Control Bonds at 102.5% of par, $1.795 million of New Hanover County 6.3% Series Pollution Control Bonds at 101.5% of par, and $2.58 million of Chatham County 6.3% Series Pollution Control Bonds at 101.5% of par with cash from operations.

     On January 15, 2004, PEC paid at maturity $150 million 5.875% First Mortgage Bonds with commercial paper proceeds. On April 15, 2004, PEC also paid at maturity $150 million 7.875% First Mortgage Bonds with commercial paper proceeds and cash from operations.

6.   BENEFIT PLANS

     PEC has a non-contributory defined benefit retirement (pension) plan for substantially all full-time employees. PEC also has supplementary defined benefit pension plans that provide benefits to higher-level employees. In addition to pension benefits, PEC provides contributory other postretirement benefits (OPEB), including certain health care and life insurance benefits, for retired employees who meet specified criteria. The components of the net periodic benefit cost for the three and six months ended June 30 are:


     Three Months Ended June 30                                             Other Postretirement
                                                   Pension Benefits               Benefits
                                                -----------------------    ---------------------
     (in millions)                                   2004         2003         2004        2003
                                                -----------------------    ---------------------
     Service cost                               $       6   $        5     $      2  $        2
     Interest cost                                     13           12            4           3
     Expected return on plan assets                   (17)         (16)          (1)         (1)
     Amortization, net                                  -            -            1           1
                                                -----------------------    ---------------------
     Net periodic cost                          $       2   $        1     $      6  $        5
                                                =======================    =====================

     Six Months Ended June 30                                              Other Postretirement
                                                  Pension Benefits               Benefits
                                                -----------------------    ---------------------
     (in millions)                                   2004         2003         2004        2003
                                                -----------------------    ---------------------
     Service cost                               $      12   $       11     $      4  $        3
     Interest cost                                     26           24            8           7
     Expected return on plan assets                   (34)         (33)          (2)         (1)
     Amortization, net                                  1            -            2           2
                                                -----------------------    ---------------------
     Net periodic cost                          $       5   $        2     $     12  $       11
                                                =======================    =====================

7.   RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     PEC uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio and to hedge interest rates with regard to future fixed rate debt issuances.

     As of June 30, 2004, PEC had $70 million notional of pay fixed forward starting swaps, entered into in March 2004, to hedge its exposure to interest rates with regard to a future issuance of debt and $26 million notional of pay fixed forward starting swaps, entered into in April 2004, to hedge its exposure to interest rates with regard to an upcoming railcar lease. In July 2004, PEC entered into an additional $30 million notional pay fixed forward swap, increasing the total notional of pay fixed forward starting swaps to $126 million. These agreements have a computational period of ten years.

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

     The financial information for PEC segments for the three and six months ended June 30, 2004 and 2003 is as follows:

     Three Months Ended June 30                    2004                                  2003
                                     ----------------------------------    ---------------------------------
                                         PEC                                   PEC
     (in millions)                    Electric     Other      Total         Electric     Other      Total
                                     ----------------------------------    ---------------------------------
     Total revenues                    $  861      $  1      $  862          $ 816        $ 3      $ 819
     Earnings available
          for common                       97        (1)         96             89          -         89


     Six Months Ended June 30                      2004                                  2003
                                     ----------------------------------    ---------------------------------
                                        PEC                                   PEC
     (in millions)                    Electric     Other      Total         Electric     Other      Total
                                     ----------- ---------- -----------    ----------- ---------- ----------
     Total revenues                   $  1,762     $  1      $ 1,763        $ 1,742      $  6      $ 1,748
     Earnings available
          for common                       213       (3)         210            223         -          223

9.   OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income and other income and expense items as discussed below. The components of other, net as shown on the accompanying Consolidated Statements of Income for the three and six months ended June 30 are as follows:

                                                           Three Months Ended             Six Months Ended
                                                                 June 30                      June 30
                                                        --------------------------    -------------------------
     (in millions)                                           2004            2003          2004           2003
                                                        ----------     -----------    ----------    -----------
     Other income
     Net financial trading gain (loss)                  $       4         $     -        $    5          $  (1)
     Nonregulated energy and delivery services income           2               2             4              4
     Investment gains                                           2               -             -              -
     AFUDC equity                                               1               1             2              2
     Other                                                      -               4             3              4
                                                        ----------     -----------    ----------    -----------
         Total other income                             $       9         $     7        $   14          $   9
                                                        ----------     -----------    ----------    -----------

     Other expense
     Nonregulated energy and delivery services expenses $       2         $     2        $    4          $   4
     Donations                                                  1               1             5              3
     Investment losses                                          -               9             -              8
     Write-off of non-trade receivable                          -               -             7              -
     Other                                                      2               3             6              4
                                                        ----------     -----------    ----------    -----------
        Total other expense                             $       5         $    15        $   22          $  19
                                                        ----------     -----------    ----------    -----------

     Other, net                                         $       4         $    (8)       $   (8)         $ (10)
                                                        ==========     ===========    ==========    ===========

     Net financial trading gains and losses represent non-asset-backed trades of electricity and gas. Nonregulated energy and delivery services include power protection services and mass market programs such as surge protection, appliance services and area light sales, and delivery, transmission and substation work for other utilities.

10.  COMMITMENTS AND CONTINGENCIES

     Contingencies and significant changes to the commitments discussed in Note 16 of the Company's 2003 Annual Report on Form 10-K are described below.

     A. Guarantees

     As a part of normal business, PEC enters into various agreements providing financial or performance assurances to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to PEC and subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish PEC and the subsidiaries' intended commercial purposes. Guarantees at June 30, 2004, are summarized in the table and discussed in the subsequent paragraphs.

     At June 30, 2004, outstanding guarantees consisted of the following:

     (in millions)
     Standby letters of credit                       $   3
     Surety bonds                                       18
                                                  ------------
        Total                                        $  21
                                                  ============

     Standby Letters of Credit

     Financial institutions have issued standby letters of credit to financial institutions for PEC and certain subsidiaries for the benefit of third parties that have extended credit to PEC and certain subsidiaries. As of June 30, 2004, PEC and certain subsidiaries have outstanding letters of credit totaling $3 million. These letters of credit have been issued primarily for the purpose of securing performance under contracts and supporting payments on interest payments on outstanding debt obligations and self insurance for workers compensation. If PEC or a subsidiary does not pay amounts when due under a covered contract, the counterparty may present its claim for payment to the financial institution, which will in turn request payment from PEC. Any amounts owed by its subsidiaries are reflected in the PEC Consolidated Balance Sheets.

     Surety Bonds

     At June 30, 2004, PEC had $18 million in surety bonds purchased primarily for purposes such as providing workers' compensation coverage and obtaining licenses, permits and rights-of-way. To the extent liabilities are incurred as a result of the activities covered by the surety bonds, such liabilities are included in the Consolidated Balance Sheets.

     Guarantees Issued by the Parent

     In 2003, PEC determined that its external funding levels did not fully meet the nuclear decommissioning financial assurance levels required by the NRC. Therefore, PEC obtained parent company guarantees of $276 million to meet the required levels. On May 12, 2004 PEC sent notice to the NRC that due to the Renewed Facility Operating License for Robinson 2, the parent guarantee related to Robinson, would be cancelled as of June 30, 2004. As a result, the total parent guarantees for decommissioning decreased from $276 million to $181 million during the second quarter.

     B. Insurance

     PEC is insured against public liability for a nuclear incident up to $10.76 billion per occurrence. Under the current provisions of the Price Anderson Act, which limits liability for accidents at nuclear plants, PEC, as an owner of nuclear units, can be assessed a portion of any third-party liability claims arising from an accident at any commercial nuclear power plant in the United States. In the event that public liability claims from an insured nuclear incident exceed $300 million (currently available through commercial insurers), PEC would be subject to assessments of up to $101 million for each reactor owned per occurrence. Payment of such assessments would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. Congress is considering revisions to the Price Anderson Act during 2004 that could include increased limits and assessments per reactor owned. The final outcome of this matter cannot be predicted at this time.

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

     PEC has filed claims with its general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. All claims have been settled other than with insolvent carriers. These settlements have not had a material effect on the consolidated financial position or results of operations.

     PEC is also currently in the process of assessing potential costs and exposures at other environmentally impaired sites. As the assessments are developed and analyzed, PEC will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

     There are nine former MGP sites and other sites associated with PEC that have required or are anticipated to require investigation and/or remediation costs. PEC received insurance proceeds to address costs associated with PEC environmental liabilities related to its involvement with some sites. All eligible expenses related to these are charged against a specific fund containing these proceeds. At June 30, 2004, approximately $8 million remains in this centralized fund with a related accrual of $8 million recorded for the associated expenses of environmental issues. PEC is unable to provide an estimate of the reasonably possible total remediation costs beyond what is currently accrued due to the fact that investigations have not been completed at all sites. This accrual has been recorded on an undiscounted basis. PEC measures its liability for these sites based on available evidence including its experience in investigating and remediating environmentally impaired sites. The process often involves assessing and developing cost-sharing arrangements with other PRPs. PEC will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. Presently, PEC cannot determine the total costs that may be incurred in connection with the remediation of all sites.

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

     In 2003, the EPA published a final rule addressing routine equipment replacement under the New Source Review program. The rule defines routine equipment replacement and the types of activities that are not subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. The rule was challenged in the Federal Appeals Court and its implementation stayed. In July 2004, the EPA announced it will reconsider certain issues arising from the final routine equipment replacement rule. Reconsideration does not impact the court-approved stay. The agency plans to issue a final decision on these reconsidered issues by year's end. PEC cannot predict the outcome of this matter.

     In 1998, the EPA published a final rule at Section 110 of the Clean Air Act addressing the regional transport of ozone (NOx SIP Call). The EPA's rule requires 23 jurisdictions, including North Carolina and South Carolina, to further reduce NOx emissions in order to attain a preset emission level during each year's "ozone season," beginning May 31, 2004. PEC is currently installing controls necessary to comply with the rule and, with the use of early action credits, expects to be in compliance as required by the final rule. Total capital expenditures to meet these measures in North and South Carolina could reach approximately $370 million, which has not been adjusted for inflation. PEC has spent approximately $265 million to date related to these expenditures. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to PEC's results of operations. Further controls are anticipated as electricity demand increases.

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

     In June 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of NOx and SO2 from coal-fired power plants. PEC expects its capital costs to meet these emission targets will be approximately $813 million by 2013. PEC has expended approximately $45 million of these capital costs through June 30, 2004. PEC currently has approximately 5,100 MW of coal-fired generation capacity in North Carolina that is affected by this legislation. The law requires the emissions reductions to be completed in phases by 2013, and applies to each utility's total system rather than setting requirements for individual power plants. The law also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utilities or unless the utilities persistently earn a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utilities' last general rate case. Further, the law allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the ten-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. PEC recognized amortization of $15 million and $34 million in the quarters ended June 30, 2004 and 2003, respectively. PEC recognized amortization of $31 million and $54 million in the six months ended June 30, 2004 and 2003, respectively. Pursuant to the law, PEC entered into an agreement with the state of North Carolina to transfer to the state certain NOx and SO2 emissions allowances that result from compliance with the collective NOx and SO2 emissions limitations set out in the law. The law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. Operation and maintenance costs will increase due to the additional personnel, materials and general maintenance associated with the equipment. Operation and maintenance expenses are recoverable through base rates, rather than as part of this program. PEC cannot predict the future regulatory interpretation, implementation or impact of this law.

     In 1997, the EPA's Mercury Study Report and Utility Report to Congress conveyed that mercury is not a risk to the average American and expressed uncertainty about whether reductions in mercury emissions from coal-fired power plants would reduce human exposure. Nevertheless, the EPA determined in 2000 that regulation of mercury emissions from coal-fired power plants was appropriate. In 2003, the EPA proposed alternative control plans that would limit mercury emissions from coal-fired power plants. The first, a Maximum Achievable Control Technology (MACT) standard applicable to every coal-fired plant, would require compliance in 2008. The second, which the EPA has stated it prefers, is a mercury cap and trade program that would require limits to be met in two phases, 2010 and 2018. The EPA expects to finalize the mercury rule in March 2005. Achieving compliance with the proposal could involve significant capital costs which could be material to PEC's consolidated financial position or results of operations. PEC cannot predict the outcome of this matter.

     In conjunction with the proposed mercury rule, the EPA proposed a MACT standard to regulate nickel emissions from residual oil-fired units. The agency estimates the proposal will reduce national nickel emissions to approximately 103 tons. The EPA expects to finalize the nickel rule in March 2005. PEC cannot predict the outcome of this matter.

     In December 2003, the EPA released its proposed Interstate Air Quality Rule, currently referred to as the Clean Air Interstate Rule (CAIR). The EPA's proposal requires 28 jurisdictions, including North Carolina, South Carolina, Georgia and Florida, to further reduce NOx and SO2 emissions in order to attain preset state NOx and SO2 emissions levels. The rule is expected to become final in 2004. The air quality controls already installed for compliance with the NOx SIP Call and currently planned by PEC for compliance with the North Carolina law will reduce the costs required to meet the CAIR requirements for PEC's North Carolina units. Additional compliance costs will be determined later this year once the rule is finalized.

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

     Water Quality

     As a result of the operation of certain control equipment needed to address the air quality issues outlined above, new wastewater streams may be generated at the applicable facilities. Integration of these new wastewater streams into the existing wastewater treatment processes may result in permitting, construction and requirements imposed on PEC in the immediate and extended future.

     After many years of litigation and settlement negotiations the EPA adopted regulations in February 2004 for the implementation of Section 316(b) of the Clean Water Act. These regulations will become effective September 7, 2004. The purpose of these regulations is to minimize adverse environmental impacts caused by cooling water intake structures and intake systems. Over the next several years these regulations will impact the larger base load generation facilities and may require the facilities to mitigate the effects to aquatic organisms by constructing intake modifications or undertaking other restorative activities. Substantial costs could be incurred by the facilities in order to comply with the new regulation. PEC cannot predict the outcome and impacts to the facilities at this time.

     Other Environmental Matters

     The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of carbon dioxide and other greenhouse gases. The United States has not adopted the Kyoto Protocol, however, a number of carbon dioxide emissions control proposals have been advanced in Congress and by the Bush administration. The Bush administration has stated it favors voluntary programs. Reductions in carbon dioxide emissions to the levels specified by the Kyoto Protocol and some legislative proposals could be materially adverse to PEC's consolidated financial position or results of operations if associated costs cannot be recovered from customers. PEC favors the voluntary program approach recommended by the administration and is evaluating options for the reduction, avoidance, and sequestration of greenhouse gases. However, PEC cannot predict the outcome of this matter.

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

     In July 2002, Congress passed an override resolution to Nevada's veto of DOE's proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. DOE plans to submit a license application for the Yucca Mountain facility by the end of 2004. In November 2003, Congressional negotiators approved $580 million for fiscal year 2004 for the Yucca Mountain project, $123 million more than the previous year. In January 2003, the State of Nevada, Clark County, Nevada, and the City of Las Vegas petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the Congressional override resolution. On July 9, 2004, the Court rejected the challenge to the constitutionality of the resolution approving Yucca Mountain, but ruled that the EPA was wrong to set a 10,000-year compliance period. The DOE continues to state it plans to begin operation of the repository at Yucca Mountain in 2010. PEC cannot predict the outcome of this matter.

     With certain modifications and additional approval by the NRC including the installation of onsite dry storage facilities at Robinson (2005) and Brunswick (2010), PEC's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on its system through the expiration of the operating licenses for all of its nuclear generating units.

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

     PEC initiated a lawsuit seeking a declaratory judgment that the termination was lawful. DMT counterclaimed, stating the termination was a breach of contract. On March 23, 2004, the United States District Court for the Eastern District of North Carolina ruled that PEC was liable for breach of contract, but ruled against DMT on its unfair and deceptive trade practices claim. On April 6, 2004, the Court entered a judgment against PEC in the amount of approximately $10 million. The Court did not rule on DMT's pending motion for attorneys' fees.

     On May 4, 2004, PEC authorized its outside counsel to file a notice of appeal of the April 6, 2004 judgment and on May 7, 2004, the notice of appeal was filed with the United States Court of Appeals for the Fourth Circuit. On June 8, 2004 DMT filed a motion to dismiss the appeal in the appeals court on the ground that PEC's notice of appeal should have been filed on or before May 6, 2004. On June 16, 2004, PEC filed a motion with the trial court requesting an extension of the deadline for the filing of the notice of appeal. On July 7, 2004, the parties agreed to postpone the appellate proceedings to allow the trial court to resolve PEC's motion for an extension of the notice of appeal deadline.

     PEC recorded a liability of approximately $10 million for the judgment and a regulatory asset for the probable recovery through its fuel adjustment clause in the first quarter of 2004. PEC cannot predict the outcome of this matter.

     4. PEC and its subsidiaries are involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the final disposition of pending litigation would not have a material adverse effect on PEC's consolidated results of operations or financial position.

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

Amounts reported in the interim Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual or future periods due to the effects of seasonal temperature variations on energy consumption , timing of maintenance on electric generating units and timing of synthetic fuel production, among other factors.

This discussion should be read in conjunction with the accompanying financial statements found elsewhere in this report and in conjunction with the 2003 Form 10-K.

RESULTS OF OPERATIONS

Progress Energy is an integrated energy company, with its primary focus on the end-use and wholesale electricity markets. The Company's reportable business segments and their primary operations include:

o Progress Energy Carolinas Electric (PEC Electric) - primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina;
o Progress Energy Florida (PEF) - primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Florida;
o Competitive Commercial Operations (CCO) - engaged in nonregulated electric generation operations and marketing activities primarily in the southeastern United States;
o Fuels - primarily engaged in natural gas drilling and production in Texas and Louisiana, coal terminal services, coal mining, the production of synthetic fuels and related services, and fuel transportation and delivery, all of which are located in Kentucky, West Virginia, and Virginia;
o Rail Services (Rail) - engaged in various rail and railcar related services in 23 states, Mexico and Canada; and
o Other Businesses (Other) - engaged in other nonregulated business areas, including telecommunications primarily in the eastern United States and energy service operations, which do not meet the requirements for separate segment reporting disclosure.

In this section, earnings and the factors affecting earnings for the three and six months ended June 30, 2004 as compared to the same periods in 2003 are discussed. The discussion begins with a summarized overview of the Company's consolidated earnings, which is followed by a more detailed discussion and analysis by business segment.

OVERVIEW

For the quarter ended June 30, 2004, Progress Energy's net income was $154 million or $0.63 per share compared to $157 million or $0.66 per share for the same period in 2003. For the six months ended June 30, 2004, Progress Energy's net income was $262 million or $1.08 per share compared to $376 million or $1.60 per share for the same period in 2003. The decrease in net income as compared to prior year was due primarily to:

o    Lower off-system wholesale sales, primarily by PEC Electric.
o Higher operations and maintenance (O&M) costs at the utilities due to increased spending for plant outages in both the Carolinas and Florida and planned reliability improvements in Florida.
o    Recording of litigation settlement reached in the civil suit by SRS.
o Decreased nonregulated generation earnings due to receipt of a contract termination payment on a tolling agreement in 2003 and higher fixed costs and interest charges in 2004.
o    Unrealized losses recorded on contingent value obligations.
o    The impact of tax levelization.

Partially offsetting these items were:

o    Favorable weather in the Carolinas.
o    Reduction in revenue sharing provisions in Florida
o    Utility customer growth in both the Carolinas and Florida.
o    Lower depreciation and amortization costs at the utilities.
o    Increased natural gas earnings.

Basic earnings per share decreased in 2004 due in part to the factors outlined above. Dilution related to the issuances under the Company's Investor Plus Stock Purchase Plan and employee benefit programs in 2003 and 2004 also reduced basic earnings per share by $0.02 for the second quarter of 2004 and $0.04 for the six months ended June 30, 2004.

Beginning in the fourth quarter of 2003, the Company ceased recording portions of Fuels segment's operations, primarily synthetic fuel facilities, one month in arrears. As a result, earnings for the year ended December 31, 2003 included 13 months of operations, resulting in a net income increase of $2 million for the year. The Company restated previously reported consolidated quarterly earnings to reflect the new reporting periods which resulted in four months earnings in the first quarter of 2003 and changed reported net income for subsequent quarters. Earnings increased $4 million and $15 million, respectively, for the three and six months ended June 30, 2003 as compared to amounts originally reported.

The Company's segments contributed the following profits or losses for the three and six months ended June 30, 2004 and 2003:

--------------------------------------------------------------------------------------
(in millions)                                 Three Months Ended     Six Months Ended
                                                   June 30               June 30
--------------------------------------------------------------------------------------

Business Segment                                  2004      2003      2004      2003
-------------------------------------------------------------------------------------
PEC Electric                                  $     97     $  89    $  213    $  223
PEF                                                 84        61       133       132
Fuels                                               56        58       104        97
CCO                                                  5         2        (3)       11
Rail                                                 4         2         9        (1)
Other                                              (30)        -       (31)        1
                                            -----------------------------------------
    Total Segment Profit                           216       212       425       463
Corporate                                          (63)      (58)     (164)     (102)
                                            -----------------------------------------
Income from continuing operations                  153       154       261       361
NCNG discontinued operations                         1         3         1        14
Cumulative effect of change in accounting
      principle, net of tax                          -         -         -         1
                                            -----------------------------------------
    Net income                                $    154     $ 157    $  262    $  376
-------------------------------------------------------------------------------------

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

PROGRESS ENERGY CAROLINAS ELECTRIC

PEC Electric contributed segment profits of $97 million and $89 million for the three months ended March 31, 2004 and 2003, respectively, and $213 million and $223 million for the six months ended June 30, 2004 and 2003, respectively. The increase in profits for the three months ended June 30, 2004 as compared to the same period in 2003 is due primarily to favorable weather, increased revenue from customer growth, lower depreciation and amortization charges and the impact of losses booked on investments in limited partnerships in 2003, partially offset by higher operations and maintenance charges and lower wholesale sales. The decrease in profits for the six months ended June 30, 2004 as compared to the same period in 2003 is primarily due to lower off-system wholesale sales and higher O&M charges, partially offset by the favorable impact of weather, increased revenues from customer growth and lower depreciation and amortization charges.

PEC Electric's revenues for the three and six months ended June 30, 2004 and 2003, and the percentage change by customer class are as follows:

-----------------------------------------------------------------------------------------------------
(in millions of $)                 Three Months Ended June 30           Six Months Ended June 30
-----------------------------------------------------------------------------------------------------
Customer Class                 2004    Change    % Change   2003      2004  Change   % Change    2003
-----------------------------------------------------------------------------------------------------
Residential                 $   284    $   36      14.5    $ 248   $   655   $   50     8.3   $   605
Commercial                      213        14       7.0      199       420       20     5.0       400
Industrial                      161         5       3.2      156       308        6     2.0       302
Governmental                     19         1       5.6       18        38        2     5.6        36
                            ------------------           --------------------------         ---------
    Total retail revenues       677        56       9.0      621     1,421       78     5.8     1,343
Wholesale                       139       (15)     (9.7)     154       295      (69)  (19.0)      364
Unbilled                         24         1                 23         1        8                (7)
Miscellaneous                    21         3      16.7       18        45        3     7.1        42
                            ------------------           --------------------------         ---------
  Total electric revenues    $  861    $   45       5.5    $ 816   $ 1,762   $   20     1.1   $ 1,742
-----------------------------------------------------------------------------------------------------

PEC Electric's energy sales for the three and six months ended June 30, 2004 and 2003, and the amount and percentage change by customer class are as follows:

-------------------------------------------------------------------------------------------------------
(in thousands of mWh)              Three Months Ended June 30             Six Months Ended June 30
-------------------------------------------------------------------------------------------------------
Customer Class                 2004    Change   % Change    2003     2004   Change   % Change     2003
-------------------------------------------------------------------------------------------------------
Residential                   3,525       473      15.5    3,052    8,266      627       8.2     7,639
Commercial                    3,172       226       7.7    2,946    6,230      300       5.1     5,930
Industrial                    3,280        83       2.6    3,197    6,273       71       1.1     6,202
Governmental                    337        20       6.3      317      682       22       3.3       660
                            ------------------           --------------------------           ---------
    Total retail revenues    10,314       802       8.4    9,512   21,451    1,020       5.0    20,431
Wholesale                     3,114      (187)     (5.7)   3,301    6,904   (1,016)    (12.8)    7,920
Unbilled                        404         8                396       20      104                 (84)
                            ------------------           --------------------------           ---------
  Total mWh sales            13,832       623       4.7   13,209   28,375      108       0.4    28,267
-------------------------------------------------------------------------------------------------------

Three  months  ended June 30, 2004  compared to the three  months ended June 30,
2003

PEC Electric's revenues, excluding recoverable fuel revenues of $156 million and $137 million for the three months ended June 30, 2004 and 2003, respectively, increased $26 million. The increase in revenues was due primarily to favorable weather, with cooling degree days 59% above prior year. In addition, customer growth was favorable compared to prior year. PEC Electric has approximately 26,000 additional customers as of June 30, 2004 compared to June 30, 2003. The increase in retail revenues was offset partially by a reduction in wholesale revenues. Revenues for the quarter ended June 30, 2003 included strong off-system wholesale sales to the Northeastern United States in the month of April as a result of favorable market conditions.

Fuel and purchased power costs represent the costs of generation, which includes fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that is subject to recovery is deferred for future collection or refund to customers.

Fuel and purchased power expenses increased $27 million from $246 million for the three months ended June 30, 2003 to $273 million for the three months ended June 30, 2004. Fuel used in electric generation increased $16 million to $193 compared to the same period in the prior year. This increase is primarily due to higher system requirements caused by favorable weather and customer growth. Purchased power expenses increased $11 million to $80 million compared to prior year due primarily to an increase in price.

O&M costs were $226 million for the three months ended June 30, 2004, which represents a $16 million increase compared to the same period in 2003. O&M costs increased $13 million primarily due to an increase in outage scope and duration at the nuclear plants.

Depreciation and amortization expense decreased $15 million from $142 million for the quarter ended June 30, 2003 to $127 million for the quarter ended June 30, 2004. During the first half of 2004, PEC Electric filed with the North Carolina Utilities Commission (NCUC) and obtained approval from the South Carolina Public Service Commission (SCPSC) for a depreciation study which allowed the utility to reduce the rates used to calculate depreciation expense. The new depreciation study provides support for reducing depreciation expense on an annual basis by approximately $40 million for 2004. The reduction in depreciation expense is primarily attributable to extended lives of nuclear generation, offset by increases for distribution assets. As a result depreciation expense decreased $10 million compared to the prior year quarter. In addition, clean air amortization decreased $18 million compared to the prior year. These items were partially offset by higher depreciation expense due to assets placed in service of $4 million and the impact of a $14 million adjustment booked in 2003 related to the implementation of SFAS No. 143. In the prior year, PEC filed a request with the NCUC requesting deferral of the difference between expense pursuant to SFAS No. 143 and expense as previously determined by the NCUC. The NCUC granted deferral of the cumulative adjustment but denied deferral of the ongoing effects. As a result, PEC ceased deferral of the ongoing effects during the second quarter of 2003 related to its North Carolina retail rate jurisdictions. This resulted in a reduction of depreciation and amortization expense for the quarter ended June 30, 2003 of $14 million which represented a decrease in non-ARO cost of removal expense partially offset by an increase in decommissioning expense. In August of 2003, the NCUC revised its decision and approved deferral of the ongoing effects of SFAS No. 143 at which time the $14 million reduction was reversed.

Other expenses have decreased $12 million for the three months ended June 30, 2004 as compared to the same period in the prior year. This decrease is primarily due to losses on limited investment partnerships recorded in 2003.

Taxes other than on income have increased $10 million from $35 million for the three months ended June 30, 2003 to $45 million for the three months ended June 30, 2004. This increase is due to an increase in gross receipts taxes of $5 million related to an increase in revenues and a 2004 adjustment related to the prior year, and an increase in payroll taxes of $3 million.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

PEC Electric's revenues, excluding recoverable fuel revenues of $322 million and $293 million for the six months ended June 30, 2004 and 2003, respectively, decreased $9 million. The decrease in revenues was due primarily to lower wholesale sales. Revenues for the six months ended June 30, 2003 included strong sales to the Northeastern United States as a result of favorable market conditions. The decline in wholesale revenues was partially offset by increased retail revenues as a result of favorable weather, with cooling degree days 58% above prior year. In addition, favorable customer growth partially offset the decrease in wholesale sales.

Fuel and purchased power costs represent the costs of generation, which includes fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that is subject to recovery is deferred for future collection or refund to customers.

Fuel and purchased power expenses were $559 million for the six months ended June 30, 2004, which represents a $14 million increase compared to the same period in the prior year. This increase is primarily due to higher system requirements caused by favorable weather and customer growth.

O&M costs were $435 million for the six months ended June 30, 2004, which represents a $35 million increase compared to the same period in 2003. O&M charges were favorably impacted by $16 million related to the retroactive reallocation of Service Company costs in the prior year. In addition, O&M costs increased $18 million primarily due to an increase in outage scope and duration at the nuclear plants.

Depreciation and amortization expense decreased $27 million from $281 million for the six months ended June 30, 2003 to $254 million for the six months ended June 30, 2004. As previously discussed, PEC filed a depreciation study which allowed the utility to reduce the rates used to calculate depreciation expense. The impact of the study for the six months ended June 30, 2004 was a reduction of depreciation of $18 million compared to the same prior year period. In addition, clean air amortization for the six months ended June 30, 2004 decreased $23 million compared to the same prior year period. These items were partially offset by higher depreciation expense due to assets placed in service of $8 million and the $14 million impact of the adjustment booked in 2003 related to the implementation of SFAS No. 143 as previously discussed.

Taxes other than on income have increased $9 million from $79 million for the six months ended June 30, 2003 to $88 million for the six months ended June 30, 2004. This increase is due to an increase in gross receipts taxes of $5 million related to an increase in revenues and a 2004 adjustment related to the prior year, and an increase in property taxes of $2 million.

PROGRESS ENERGY FLORIDA

PEF contributed segment profits of $84 million and $61 million for the three months ended June 30, 2004 and 2003, respectively, and $133 million and $132 million for the six months ended June 30, 2004 and 2003, respectively. The increase in profits for the three months ended June 30, 2004 when compared to 2003 is primarily due to a reduction in the provision for revenue sharing, the additional return on investment for the Hines 2 plant and favorable customer growth. Profits for the six months ended June 30, 2004 increased slightly due to a reduction in the provision for revenue sharing, favorable customer growth, and the additional return on investment on the Hines 2 plant, partially offset by higher O&M charges and increased depreciation expense from assets placed in service.

PEF's electric revenues for the three and six months ended June 30, 2004 and 2003, and the amount and percentage change by customer class are as follows:

--------------------------------------------------------------------------------------------------------
(in millions of $)                Three Months Ended June 30             Six Months Ended June 30
--------------------------------------------------------------------------------------------------------
Customer Class                 2004   Change   % Change     2003     2004   Change   % Change      2003
--------------------------------------------------------------------------------------------------------
Residential                  $  422   $    8       1.9    $  414  $   824   $   26       3.3    $   798
Commercial                      214       22      11.5       192      395       53      15.5        342
Industrial                       66       10      17.9        56      128       24      23.1        104
Governmental                     52        6      13.0        46       99       15      17.9         84
Retail revenue sharing           (3)      25                 (28)      (7)      21                  (28)
                            -----------------           ---------------------------           ----------
    Total retail revenues       751       71      10.4       680    1,439      139      10.7      1,300
Wholesale                        53        3       6.0        50      120       (1)     (0.8)        121
Unbilled                         24       17                   7       18       11                    7
Miscellaneous                    32        2       6.7        30       67        -         -         67
                            -----------------           ---------------------------           ----------
  Total electric revenues    $  860   $   93      12.1    $  767  $ 1,644   $  149      10.0    $ 1,495
--------------------------------------------------------------------------------------------------------

PEF's electric energy sales for the three and six months ended June 30, 2004 and 2003, and the amount and percentage change by customer class are as follows:

--------------------------------------------------------------------------------------------------------
(in thousands of mWh)             Three Months Ended June 30             Six Months Ended June 30
--------------------------------------------------------------------------------------------------------
Customer Class                 2004   Change   % Change     2003      2004    Change   % Change     2003
--------------------------------------------------------------------------------------------------------
Residential                   4,505     (198)     (4.2)     4,703    8,797     (459)     (5.0)     9,256
Commercial                    2,941      (10)     (0.3)     2,951    5,431       38       0.7      5,393
Industrial                    1,051       43       4.3      1,008    2,074      150       7.8      1,924
Governmental                    751        9       1.2        742    1,423       25       1.8      1,398
                            -----------------           ---------------------------           ----------
  Total retail energy sales   9,248     (156)     (1.7)     9,404   17,725     (246)     (1.4)    17,971
Wholesale                     1,093      203      22.8        890    2,415      249      11.5      2,166
Unbilled                        790      292                  498      655      101                  554
                            -----------------           ---------------------------           ----------
  Total mWh sales            11,131      339       3.1     10,792   20,795      104       0.5     20,691
--------------------------------------------------------------------------------------------------------

Three  months  ended June 30, 2004  compared to the three  months ended June 30,
2003

PEF's revenues, excluding recoverable fuel and other pass-through revenues of $479 million and $422 million for the three months ended June 30, 2004 and 2003, respectively, increased $36 million. This increase was due primarily to a reduction in the provision for revenue sharing of $25 million. The provision for revenue sharing in the prior year included an additional $18 million related to 2002 as ordered by the FPSC and the year to date accrual for 2003 which was $7 million higher than the provisions recorded during 2004. Revenues were also increased $11 million and $10 million, respectively, due to favorable customer growth and the return on investment on Hines Unit 2 which was placed in service December 2003. PEF has approximately 37,000 additional customers as of June 30, 2004 compared to June 30, 2003. Based on the Stipulation and Settlement Agreement reached with the FPSC in April 2002, beginning with the in-service date of PEF's Hines Unit 2 and continuing through December 2005, PEF will be allowed to recover through the fuel cost recovery clause a return on average investment and depreciation expense for Hines Unit 2, to the extent such costs do not exceed the Unit's cumulative fuel savings over the recovery period. These increases were partially offset by the impact of milder weather in the current year of approximately $5 million.

Fuel and purchased power costs represent the costs of generation, which includes fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that is subject to recovery is deferred for future collection or refund to customers.

Fuel and purchased power expenses increased $57 million from $358 million for the three months ended June 30, 2003 to $415 million for the three months ended June 30, 2004. This increase is attributable primarily to an increase in fuel used in electric generation which increased $59 million. Higher system requirements and increased fuel costs in the current year account for $32 million of the increase in fuel used in electric generation. The remaining increase is due to the recovery of fuel expenses that were deferred in the prior year, as well as the deferral of current year expenses.

O&M costs decreased $2 million, when compared to the $154 million incurred during the three months ended June 30, 2003. This decrease is primarily related to the timing of outages and maintenance at generation facilities of $3 million and a reduction in costs allocated from the Service Company of $1 million partially offset by higher costs associated with planned reliability improvements of approximately $2 million.

Depreciation and amortization decreased $8 million when compared to the $80 million incurred during the three months ended June 30, 2003, primarily due to the amortization of the Tiger Bay regulatory asset in the prior year. The Tiger Bay regulatory asset, for contract termination costs, was recovered pursuant to an agreement between PEF which was approved by the FPSC in 1997 and as such fluctuations in this expense did not have an impact on earnings. During the second quarter of 2003, Tiger Bay amortization was $15 million. The Tiger Bay asset was fully amortized in September 2003. The decrease in Tiger Bay amortization was partially offset by additional depreciation for assets placed in service.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

PEF's revenues, excluding recoverable fuel and other pass-through revenues of $926 million and $794 million for the six months ended June 30, 2004 and 2003, respectively, increased $17 million. This increase was due primarily to a reduction in the provision for revenue sharing of $21 million. Results for 2003 included the accrual of an additional $18 million related to the 2002 revenue sharing provision as ordered by the FPSC in June of 2003. In addition, the return on investment on Hines 2 and favorable customer growth increased revenues by $19 million and $9 million, respectively. These increases were partially offset by the impact of milder weather in the current year of approximately $17 million.

Fuel and purchased power costs represent the costs of generation, which includes fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that is subject to recovery is deferred for future collection or refund to customers.

Fuel and purchased power expenses were $805 million for the six months ended June 30, 2004, which represents a $132 million increase compared to the same period in the prior year. This increase is due to an increase in fuel used in electric generation of $143 million offset by a reduction in purchased power costs. This increase in fuel used in electric generation is due to the recovery of fuel expenses that were deferred in the prior year, as well as the deferral of current year fuel expenses. In November 2003, the FPSC approved PEF's request for a cost adjustment in its annual fuel filing due to the rising costs of fuel. The new rates became effective January 2004. The decrease in purchased power expense of $11 million is attributable primarily to the Hines 2 Plant being placed in service in December of 2003, thereby reducing the need for purchased power.

O&M costs increased $17 million, when compared to the $295 million incurred during the six months ended June 30, 2003. This increase is primarily related to higher costs associated with scheduled plant outages and planned reliability improvements of approximately $9 million each.

Depreciation and amortization decreased $18 million when compared to the $159 million incurred during the six months ended June 30, 2003, primarily due to the amortization of the Tiger Bay regulatory asset in the prior year. The Tiger Bay regulatory asset, for contract termination costs, was recovered pursuant to an agreement between PEF which was approved by the FPSC in 1997, and as such fluctuations in this expense did not have an impact on earnings. During the six months ended June 30, 2003, Tiger Bay amortization was $30 million. The Tiger Bay asset was fully amortized in September 2003. The decrease in Tiger Bay amortization was partially offset by additional depreciation for assets placed in service.

DIVERSIFIED BUSINESSES

The Company's diversified businesses consist of the Fuels segment, the CCO segment, the Rail segment and the Other segment. These businesses are explained in more detail below.

FUELS

The Fuels' segment operations include synthetic fuels production, natural gas production, coal extraction and terminal operations. Fuels' results for the six months ended June 30, 2003 were restated to reflect seven months of earnings for certain operations, primarily synthetic fuel facilities.

The following summarizes Fuels' segment profits for the three and six months ended June 30, 2004 and 2003:

-----------------------------------------------------------------------------------------
                                   Three Months Ended June 30    Six Months Ended June 30
-----------------------------------------------------------------------------------------
(in millions)                               2004      2003          2004       2003
-----------------------------------------------------------------------------------------
  Synthetic fuel operations                 $ 36       $49         $  72        $83
  Gas production                              12         9            25         16
  Coal fuel and other operations               8         -             7        (2)
                                      ---------------------------------------------------
     Segments Profits                       $ 56       $58         $ 104        $97
-----------------------------------------------------------------------------------------

Synthetic Fuel Operations

The synthetic fuel operations generated net profits of $36 million and $49 million for the three months ended June 30, 2004 and 2003, respectively, and $72 million and $83 million for the six months ended June 30, 2004 and 2003, respectively. The production and sale of synthetic fuel generate operating losses, but qualify for tax credits under Section 29 of the Code, which more than offset the effect of such losses. See Note 12 to the Progress Energy Notes to the Consolidated Interim Financial Statements for further discussion of synthetic fuel tax credit matters.

The operations resulted in the following for the three and six months ended June 30, 2004 and 2003:

--------------------------------------------------------------------------------------------------
                                            Three Months Ended June 30    Six Months Ended June 30
--------------------------------------------------------------------------------------------------
(in millions)                                       2004         2003         2004         2003
--------------------------------------------------------------------------------------------------
Tons sold                                            2.7          3.0          5.7          5.5
                                           -------------------------------------------------------

Operating losses, excluding tax credits           $  (35)     $   (33)      $  (77)     $   (65)
Tax credits generated                                 71           82          149          148
                                           -------------------------------------------------------
    Net profits                                   $   36      $    49       $   72      $    83
--------------------------------------------------------------------------------------------------

Synthetic fuels' net profits decreased in the three months ended June 30, 2004 as compared to the same period in 2003 due primarily to a reduction in credits earned of $4 million as a result of a decrease in tons sold and an increase in operating cost of $4 million after-tax. Synthetic fuel profits decreased in the six months ended June 30, 2004 due primarily to increases in operating cost of $10 million. The Company anticipates total synthetic fuel production of approximately 11 to 12 million tons for 2004 which is comparable to 2003 production levels.

Natural Gas Operations

Natural gas operations generated profits of $12 million and $9 million for the three months ended June 30, 2004 and 2003, respectively, and $25 million and $16 million for the six months ended June 30, 2004 and 2003. The increase in production resulting from the acquisition of North Texas Gas in late February 2003 and increased drilling and higher gas prices in 2004 contributed to increased earnings in 2004 as compared to 2003. In October 2003, the Company completed the sale of certain gas producing properties owned by Mesa Hydrocarbons, LLC. The following summarizes the gas production, revenues and gross margins for the three and six months ended June 30, 2004 and 2003 by production facility:

-----------------------------------------------------------------------------------------------------
                                               Three Months Ended June 30    Six Months Ended June 30
-----------------------------------------------------------------------------------------------------
                                                       2004         2003         2004         2003
-----------------------------------------------------------------------------------------------------
         Production in Bcf equivalent
Mesa                                                      -          1.5            -          3.2
Westchester                                             4.9          3.1          9.0          6.3
North Texas Gas                                         2.7          1.8          5.3          2.4
                                             --------------------------------------------------------
    Total Production                                    7.6          6.4         14.3         11.9
                                             --------------------------------------------------------

             Revenues in millions
Mesa                                                   $  -         $  3         $  -         $  8
Westchester                                              26           16           48           31
North Texas Gas                                          14           10           27           14
                                             --------------------------------------------------------
    Total Revenues                                     $ 40         $ 29         $ 75         $ 53
                                             --------------------------------------------------------

                 Gross Margin
in millions of $                                       $ 33         $ 24         $ 60         $ 43
As a % of revenues                                       83%          83%          80%          81%
-----------------------------------------------------------------------------------------------------

Coal Fuel and Other Operations

Coal fuel and other operations generated segment profits of $8 million for the three months ended June 30, 2004 compared to zero segment profits for the comparable period in the prior year. For the six months ended June 30, 2004, coal fuel and other operations generated segment profits of $7 million compared to a segment loss of $2 million for the comparable period in the prior year. This increase in profits for the quarter and year to date is due to higher volumes and margins for coal fuel operations of $9 million after-tax offset by a reduction in profits of $4 million after-tax for fuel transportation operations related to the waterborne transportation ruling by the FPSC. See Note 4A of the Progress Energy Consolidated Interim Financial Statements. The increase in profits is also due to the impact of the retroactive Service Company allocation in the prior year. Results in the same period for the prior year were negatively impacted by the retroactive reallocation of Service Company costs of $4 million after-tax.

COMPETiTIVE COMMERCIAL OPERATIONS

CCO's operations generated segment profits of $5 million for the three months ended June 30, 2004 compared to $2 million of segment profits for the comparable period in the prior year. Results for the three months ended June 30, 2004 were favorably impacted by margins on new contracts and market sales of $15 million partially offset by an increase in fixed costs. Fixed costs increased $6 million from additional depreciation and amortization on plants placed in service and from an increase in interest expense of $4 million due primarily to interest no longer being capitalized due to the completion of construction in the prior year.

CCO's operations generated segment losses of $3 million for the six months ended June 30, 2004 compared to $11 million of segment profits for the comparable period in the prior year. Results for the six months ended June 30, 2004 were favorably impacted by increased gross margin which was offset by higher fixed costs. Revenues increased a net of $34 million in the six months ended June 30, 2004 due to increased revenues from marketing and tolling contracts offset by a termination payment received on a marketing contract in 2003 and mark to market losses of $10 million. Expenses for the cost of fuel and purchased power to supply our marketing contracts offset the increased revenues of $34M netting to an increase in gross margin of $4 million for the six months ended June 30, 2004 as compared to the same prior year period. Fixed costs increased $14 million from additional depreciation and amortization on plants placed into service in 2003 and from an increase in interest expense of $10 million due primarily to interest no longer being capitalized due to the completion of construction in the prior year. Expenses were favorably impacted by a reduction in Service Company allocations. Results for 2003 were negatively impacted by the retroactive reallocation of Service Company costs of $3 million ($2 million after-tax).

--------------------------------------------------------------------------------
                           Three Months Ended June 30   Six Months Ended June 30
--------------------------------------------------------------------------------
(in millions)                    2004         2003          2004        2003
--------------------------------------------------------------------------------
Total revenues                   $ 72         $ 33         $ 105        $ 71
                           -----------------------------------------------------
Gross margin
   In millions of $              $ 42         $ 27         $  65        $ 61
   As a % of revenues              58%          82%           62%         86%
                           -----------------------------------------------------
Segment profits (losses)         $  5         $  2         $  (3)       $ 11
--------------------------------------------------------------------------------

The Company has contracts for 93% of planned production capacity for 2004 and approximately 77% in both 2005 and 2006. The 2005 decline results from the expiration of three tolling contracts. The Company continues to pursue opportunities with both current and new potential customers.

RAIL

Rail's operations include railcar and locomotive repair, trackwork, rail parts reconditioning and sales, scrap metal recycling and other rail related services. The Company sold the majority of the assets of Railcar Ltd., a leasing subsidiary, in 2004. See Note 3B of the Progress Energy Notes to the Consolidated Interim Financial Statements.

Rail contributed segment profits of $4 million and $2 million for the three months ended June 30, 2004 and 2003, respectively. Revenues have increased $71 million to $285 million for the three months ended June 30, 2004 compared to the same period in the prior year. This increase is due primarily to increased volumes and higher prices in recycling operations and in part to increased production and sales in locomotive and railcar services and engineering and track services. Cost of goods sold increased $62 million compared to $188 million in the prior year. The increase in costs of good sold is due to increased costs for inventory, labor and operations as a result of the increased volume in the recycling operations, locomotive and railcar services and engineering and track services. The increase in margins of $9 million was partially offset by an increase in general and administrative costs related primarily to higher professional fees.

Rail contributed segment profit of $9 million for the six months ended June 30, 2004 compared with a segment loss of $1 million for the same period in the prior year. Revenues have increased $130 million to $523 million for the six months ended June 30, 2004 compared to the same period in the prior year. This increase is due primarily to increased volumes and higher prices in recycling operations and in part to increased production and sales in locomotive and railcar services and engineering and track services. Cost of goods sold increased $112 million compared to $455 million in the prior year. The increase in costs of good sold is due to increased costs for inventory, labor and operations as a result of the increased volume in the recycling operations, locomotive and railcar services and engineering and track services. Results in the prior year were negatively impacted by the retroactive reallocation of Service Company costs of $3 million after-tax. The favorability related to the reallocation was offset by an increase in general and administrative costs in the current year related primarily to higher professional fees.

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

SRS recorded a net loss of $29 million for the three months ended June 30, 2004 compared with profits of less than $1 million for the same period in the prior year. SRS recorded a net loss of $29 million for the six months ended June 30, 2004 compared to a net loss of less than $1 million for the six months ended June 30, 2004. The increased segment loss compared to the prior year is due primarily to the recording of the litigation settlement reached with San Francisco United School District related to civil proceedings. In June of 2004, SRS reached a settlement with the District which settled all outstanding claims for approximately $43 million pre-tax ($29 million after-tax).

CORPORATE SERVICES

Corporate Services includes the operations of the Holding Company, the Service Company and consolidation entities, as summarized below:

------------------------------------------------------------------------------------------
                                   Three Months Ended June 30     Six Months Ended June 30
------------------------------------------------------------------------------------------
(in millions)                           2004          2003            2004          2003
------------------------------------------------------------------------------------------
  Other interest expense              $ (66)        $ (70)         $ (139)       $ (141)
  Contingent value obligations           (5)           (2)            (13)            -
  Tax levelization                       (5)           (5)            (43)            5
  Tax reallocation                       (9)           (9)            (18)          (18)
  Other income taxes                     28            31              65            62
  Other                                  (6)           (3)            (16)          (10)
                                   -------------------------------------------------------
    Segment profit (loss)             $ (63)        $ (58)         $ (164)       $ (102)
------------------------------------------------------------------------------------------

Other interest expense decreased $4 million compared to $70 million for the three months ended June 30, 2003 and it decreased $2 million compared to $141 million for the six months ended June 30, 2003. Interest expense decreased during the current periods due to the repayment of a $500 million unsecured note by the Holding company on March 1, 2004 which reduced interest expense by $8 million pre-tax for the quarter and year to date. This reduction was offset by interest no longer being capitalized due to the completion of construction at the CCO segment in the prior year. Approximately $4 million ($2 million after-tax) and $10 million ($6 after-tax) was capitalized in the three and six months ended June 30, 2003, respectively.

Progress Energy issued 98.6 million contingent value obligations (CVOs) in connection with the 2000 FPC acquisition. Each CVO represents the right to receive contingent payments based on the performance of four synthetic fuel facilities owned by Progress Energy. The payments, if any, are based on the net after-tax cash flows the facilities generate. At June 30, 2004 and 2003, the CVOs had fair market values of approximately $36 million and $14 million, respectively. Progress Energy recorded an unrealized loss of $5 million and $2 million for the three months ended June 30, 2004 and 2003, respectively, to record the changes in fair value of the CVOs, which had average unit prices of $0.36 and $0.14 at June 30, 2004 and 2003, respectively. Progress Energy recorded an unrealized loss of $13 million for six months ended June 30, 2004. The CVO values at June 30, 2003 were unchanged from the January 1, 2003 values, thus requiring no recognition of unrealized gain or loss for the six months ended June 30, 2003.

GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $5 million for the three months ended June 30, 2004 and 2003, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. Income tax expense was increased by $43 million and decreased by $5 million for the six months ended June 30, 2004 and 2003, respectively. The tax credits associated with the Company's synthetic fuel operations primarily drive the required levelization amount. Fluctuations in estimated annual earnings and tax credits can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

Other expenses increased $3 million and $6 million for the three and six months ended June 30, 2004 and 2003, respectively, as compared to the same prior year periods. This increase is due primarily to an increase in depreciation expense at the Service Company due to assets being placed in service.

DISCONTINUED OPERATIONS

In 2002, the Company approved the sale of NCNG to Piedmont Natural Gas Company, Inc. The sale closed on September 30, 2003. Net proceeds of approximately $443 million from the sale of NCNG were used to reduce outstanding short-term debt. NCNG contributed $1 million of net income for the three months ended June 30, 2004 compared with $3 million of net income for the same prior year period. During the three months ended June 30, 2004, the Company recorded an additional gain after taxes of approximately $1 million related to deferred taxes on the loss from the NCNG sale. NCNG contributed $1 million of net income for the six months ended June 30, 2004 compared to $14 million for the comparable prior year period.

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

Net cash provided by operating activities of $915 million increased $8 million for the six months ended June 30, 2004, when compared to $907 million in the corresponding period in the prior year. The slight improvement in cash from operating activities for the 2004 period is primarily due to approximately $100 million of lower operating cash flow at PEF for the period in 2003, which resulted from an under recovery of fuel costs, and reduced working capital needs of nearly $50 million in the current year. These improvements in cash from operating activities were partially offset by a $114 million decrease in net income for the period.

Net cash used in investing activities of $591 million decreased $604 million for the six months ended June 30, 2004, when compared to $1.2 billion in the corresponding period in the prior year. The decrease is primarily due to reduced nonregulated capital expenditures, primarily the purchase of North Texas Gas assets and a long-term power supply contract during the first half of 2003. In addition, proceeds from the sale of Railcar Ltd. assets reduced net investing cash requirements during the first half of 2004.

For the first six months of 2004, Progress Energy's cash from operations less cash used in investing activities increased approximately $600 million. The improvement was due to the reduction in capital expenditures discussed above. The positive cash flow combined with the equity issuance of $58 million, helped reduce the Company's consolidated leverage to 58.2% from 58.9% as of December 31, 2003.

Progress Energy took advantage of favorable market conditions and entered into a new $1.1 billion five year line of credit, effective August 5, 2004, and expiring August 4, 2009. This facility replaces Progress Energy's $250 million 364 day line of credit and its three-year $450 million line of credit, which were set to expire in November 2004.

On July 28, 2004, PEC extended its $165 million 364-day line of credit, which was to expire on July 29, 2004. The line of credit will expire on July 27, 2005.

On April 30, 2004, PEC redeemed $34.7 million of Darlington County 6.6% Series Pollution Control Bonds at 102.5% of par, $1.795 million of New Hanover County 6.3% Series Pollution Control Bonds at 101.5% of par, and $2.58 million of Chatham County 6.3% Series Pollution Control Bonds at 101.5% of par with cash from operations.

On March 1, 2004, Progress Energy used available cash and proceeds from the issuance of commercial paper to retire $500 million 6.55% senior unsecured notes. Cash and commercial paper capacity were created primarily from the sale of assets and early long term debt financings in 2003.

On January 15, 2004, PEC paid at maturity $150 million 5.875% First Mortgage Bonds with commercial paper proceeds. On April 15, 2004, PEC also paid at maturity $150 million 7.875% First Mortgage Bonds with commercial paper proceeds and cash from operations.

On February 9, 2004, Progress Capital Holdings, Inc. paid at maturity $25 million 6.48% medium term notes with excess cash.

For the six months ended June 30, 2004, the Company issued approximately 1.3 million shares representing approximately $58 million in proceeds from its Investor Plus Stock Purchase Plan and its employee benefit plans. For the six months ended June 30, 2004 and 2003, the dividends paid on common stock were approximately $280 million and $268 million, respectively.

PEC has exclusively utilized external funding for its decommissioning liability since 1994. Prior to 1994, PEC retained its funds internally to meet its decommissioning liability. A North Carolina Utilities Commission (NCUC) order issued in February 2004 found that by January 1, 2008, PEC must begin transitioning these amounts to external funds. The transition of $131 million must be completed by December 31, 2017, and at least 10% must be transitioned each year.

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

Future Commitments

As of June 30, 2004, Progress Energy's contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2003 Annual Report on Form 10-K.

The total amount of liquidity requirements associated with guarantees for the company's nonregulated portfolio and power supply agreements is $497 million.

As of June 30, 2004, the current portion of long-term debt is $343 million.

As of June 30, 2004, Progress Energy's guarantees issued on behalf of third parties were approximately $24 million.

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

Synthetic Fuels Tax Credits

Progress Energy's synthetic fuel operations are subject to numerous risks that may impact the Company, its operations, and the value of its securities. Many of these risks are discussed in the Company's 2003 10-K, particularly the Risk Factors section. You should carefully read about these risks.

Progress Energy, through its subsidiaries, produces a coal-based solid synthetic fuel. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed in service before July 1, 1998. Synthetic fuel tax credit amounts not utilized are carried forward indefinitely as alternative minimum tax credits. All of Progress Energy's synthetic fuel facilities have received private letter rulings (PLRs) from the Internal Revenue Service (IRS) with respect to their synthetic fuel operations. These tax credits are subject to review by the IRS, and if Progress Energy fails to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows. Additionally, the ability to use tax credits currently being carried forward could be denied. Total
Section 29 credits generated to date (including those generated by FPC prior to its acquisition by the Company) are approximately $1.4 billion, of which $584 million have been used and $807 million are being carried forward as deferred tax credits. The current Section 29 tax credit program expires at the end of 2007.

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

In July 2004,  Progress  Energy was notified that the Internal  Revenue  Service
(IRS) field auditors anticipate taking an adverse position regarding the placed-in-service date of the Company's four Earthco synthetic fuel facilities. Due to the auditors' position, the IRS has decided to exercise its right to withdraw from the Pre-Filing Agreement (PFA) program with Progress Energy. With the IRS's withdrawal from the PFA program, the review of Progress Energy's Earthco facilities is back on the normal procedural audit path of the Company's tax returns. The IRS has indicated that the field audit team will provide its written recommendation later this year. After the field audit team's written recommendation is received, the Company will begin the Appeals process within the IRS. Through June 30, 2004 the Company, on a consolidated basis, has claimed $1 billion of tax credits generated by Earthco facilities. If these credits were disallowed, the Company's one time exposure for cash tax payments would be $229 million (excluding interest), and earnings and equity would be reduced by $1 billion, excluding interest. The Company believes that the appeals process could take up to two years to complete, however, it cannot control the actual timing of resolution and cannot predict the outcome of this matter.

In February 2004, subsidiaries of the Company finalized execution of the Colona Closing Agreement with the IRS concerning their Colona synthetic fuel facilities. The Colona Closing Agreement provided that the Colona facilities were placed in service before July 1, 1998, which is one of the qualification requirements for tax credits under Section 29. The Colona Closing Agreement further provides that the fuel produced by the Colona facilities in 2001 is a "qualified fuel" for purposes of the Section 29 tax credits. This action concluded the IRS PFA program with respect to Colona.

In June 2004, the Company through its subsidiary, Progress Fuels sold, in two transactions, a combined 49.8 percent partnership interest in Colona Synfuel Limited Partnership, LLLP, one of its synthetic fuel facilities. Substantially all proceeds from the sales will be received over time, which is typical of such sales in the industry. Gain from the sales will be recognized on a cost recovery basis. The Company's book value of the interests sold totaled approximately $5 million. Based on projected production levels, the Company anticipates receiving total gross proceeds of approximately $30 million per year, on an annualized basis. Under the agreements, the buyers have a right to unwind the transactions if an IRS reconfirmation private letter ruling (PLR) is not received by October 15, 2004. Therefore, no gain would be recognized prior to the expiration of that right.

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

In management's opinion, Progress Energy is complying with all the necessary requirements to be allowed such credits under Section 29, and, although it cannot provide certainty, it believes that it will prevail in these matters. Accordingly, the Company has no current plans to alter its synthetic fuel production schedule as a result of these matters. However, should the Company fail to prevail in these matters, there could be material liability for previously taken Section 29 credits, with a material adverse impact on earnings and cash flows.

Nuclear Matters

The United States Nuclear Regulatory Commission (NRC) on April 19, 2004, announced that it has renewed the operating license for PEC's Robinson Nuclear Plant (Robinson) for an additional 20 years through July 2030. The original operating license of 40 years was set to expire in 2010. NRC operating licenses held by PEC currently expire in December 2014 and September 2016 for Brunswick Units 2 and 1, respectively. An application to extend these licenses 20 years is expected to be submitted in October 2004. The NRC operating license held by PEC for the Shearon Harris Nuclear Plant (Harris Plant) currently expires in October 2026. An application to extend this license 20 years is expected to be submitted in the fourth quarter of 2006.

The NRC operating license held by PEF for Crystal River Unit No. 3 (CR3) currently expires in December 2016. An application to extend this license 20 years is expected to be submitted in the first quarter 2009.

On February 27, 2004, PEC requested to have its license for the Independent Spent Fuel Storage Installation at the Robinson Plant extended 20 years with an exemption request for an additional 20-year extension. Its current license is due to expire in August 2006. PEC expects to receive this extension.

During the first quarter of 2004, PEC met the requirements of both the NCUC and the SCPSC for the implementation of a depreciation study which allowed the utility to reduce the rates used to calculate depreciation expense. The reduction in depreciation expense is primarily attributable to assumption changes for nuclear generation.

In February 2004, the NRC issued a revised Order for inspection requirements for reactor pressure vessel heads at PWRs. Progress Energy has reviewed the required inspection frequencies and has incorporated them into long range plans. Harris will complete the required non-visual NDE inspection prior to February 2008. Both CR3 and Robinson will be required to inspect their new heads within 7 years or four refueling outages after replacement. CR3 plans to inspect its new head prior to the end of 2009 and Robinson will need to inspect its new head prior to 2012.

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

Arbitration in one of the cases (the City of Casselberry) was held in August 2002. Following arbitration, the parties entered settlement discussions, and in July 2003 the City approved a settlement agreement and a new, 30-year franchise agreement with PEF. The settlement resolves all pending litigation with that city. A second arbitration (with the 13,000-customer City of Winter Park) was completed in February 2003. That arbitration panel issued an award in May 2003 setting the value of PEF's distribution system within the City of Winter Park at approximately $32 million, not including separation and reintegration costs and construction work in progress, which could add several million dollars to the award. The panel also awarded PEF approximately $11 million in stranded costs, which according to the award decreases over time. In September 2003, Winter Park voters passed a referendum that would authorize the City to issue bonds of up to approximately $50 million to acquire PEF's electric distribution system. While the City has not yet definitively decided whether it will acquire the system, on April 26, 2004, the City Commission voted to enter into a hedge agreement to lock into interest rates for the acquisition of the system and to proceed with the acquisition. The City sought and received wholesale power supply bids and on June 23, 2004, executed a wholesale power supply contract with PEF. On May 12, 2004, the City solicited bids to operate and maintain the distribution system. The City received bids on July 1, 2004, and expects to make its selection in August 2004. The City has indicated that its goal is to begin electric operations in June 2005. At this time, whether and when there will be further proceedings regarding the City of Winter Park cannot be determined.

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

Progress Energy Carolinas, Inc.

The information required by this item is incorporated herein by reference to the following portions of Progress Energy's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate solely to
PEC: RESULTS OF OPERATIONS; LIQUIDITY AND CAPITAL RESOURCES and OTHER MATTERS.

RESULTS OF OPERATIONS

The results of operations for the PEC Electric segment are identical between PEC and Progress Energy. The results of operations for PEC's non-utility subsidiaries for the three and six months ended June 30, 2004 and 2003 are not material to PEC's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, PEC's contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2003 Annual Report on Form 10-K.

Cash provided by operating activities decreased $45 million for the six months ended June 30, 2004, when compared to the corresponding period in the prior year. The decrease was caused primarily by a $34 million increase in working capital requirements.

Cash used in investing activities decreased $13 million for the six months ended June 30, 2004, when compared to the corresponding period in the prior year primarily due to lower construction spending.

$150 million of First Mortgage Bonds matured on January 15, 2004 and $150 million of First Mortgage Bonds matured on April 15, 2004. The remaining $300 million current portion of long-term debt will be refinanced or retired through commercial paper, capital market transactions and internally generated funds.

On July 28, 2004, PEC extended its $165 million 364-day line of credit, which was to expire on July 29, 2004. The line of credit will expire on July 27, 2005.

PEC has exclusively utilized external funding for its decommissioning liability since 1994. Prior to 1994, PEC retained its funds internally to meet its decommissioning liability. A North Carolina Utilities Commission (NCUC) order issued in February 2004 found that by January 1, 2008, PEC must begin transitioning these amounts to external funds. The transition of $131 million must be completed by December 31, 2017, and at least 10% must be transitioned each year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Progress Energy, Inc.

Other than described below, the various risks that the Company is exposed to has not materially changed since December 31, 2003.

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

The Company's exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 2003. The Company's exposure to market value risk with respect to the CVOs has also not changed materially since December 31, 2003. The exposure to changes in interest rate from the Company's commercial paper was not materially different than at December 31, 2003.

The exposure to changes in interest rates from the Company's fixed rate and variable rate long-term debt at June 30, 2004 has changed from December 31, 2003. The total fixed rate long-term debt at June 30, 2004 was $8.6 billion, with an average interest rate of 6.53% and fair market value of $9.3 billion. The total variable rate long-term debt at June 30, 2004, was $1.1 billion, with an average interest rate of 1.70% and fair market value of $1.1 billion.

The company maintains a portion of its outstanding debt with floating interest rates. As of June 30, 2004 approximately 22% of consolidated debt was in floating rate mode compared to 18% at the end of 2003.

Progress Energy uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio and to hedge interest rates with regard to future fixed rate debt issuances.

As of June 30, 2004, Progress Energy had $1 billion of fixed rate debt swapped to floating rate debt by executing interest rate derivative agreements. Under terms of these swap rate agreements, Progress Energy will receive a fixed rate and pay a floating rate based on 3-month LIBOR. These agreements expire between March 2006 and March 2011. During the year, Progress Energy has entered into $350 million notional of open interest rate fair value hedges. In March 2004, two interest rate swap agreements totaling $200 million were terminated. These swaps were associated with Progress Energy 5.85% Notes due in 2008. The loss on the agreements was deferred and is being amortized over the life of the bonds as these agreements had been designated as fair value hedges for accounting purposes.

As of June 30, 2004, PEC had $70 million notional of pay fixed forward starting swaps, entered into in March 2004, to hedge its exposure to interest rates with regard to a future issuance of debt and $26 million notional of pay fixed forward starting swaps, in April 2004, to hedge its exposure to interest rates with regard to an upcoming railcar lease. In July 2004, PEC entered into an additional $30 million notional pay fixed forward swap, increasing the total to $126 million. These agreements have a computational period of ten years.

In May 2004, the Company terminated interest rate cash flow hedges, with a total notional amount of $400 million, related to projected outstanding balances of commercial paper. Amounts in accumulated other comprehensive income related to these terminated hedges will be reclassified to earnings as the hedged interest payments occur.

The Company holds interest rate collars with a varying notional amount (currently at the maximum of $195 million) to hedge floating rate exposure associated with variable rate long-term debt at Progress Ventures. The Company is required to hedge 50% of the amount outstanding under its bank facility through March 2007.

The notional amounts of interest rate derivatives are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in the transaction is the cost of replacing the agreements at current market rates. Progress Energy only enters into interest rate derivative agreements with banks with credit ratings of single A or better.

PEF has entered into derivative instruments to hedge its exposure to price fluctuations on fuel oil purchases. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.

Progress Fuels Corporation, through Progress Ventures, Inc. (PVI), periodically enters into derivative instruments to hedge its exposure to price fluctuations on natural gas sales. As of June 30, 2004, Progress Fuels Corporation is hedging exposures to the price variability of portions of its natural gas production through December 2005. These instruments did not have a material impact on the Company's consolidated financial position or results of operations.

Nonhedging derivatives, primarily electricity and natural gas contracts, are entered into for trading purposes and for economic hedging purposes. While management believes the economic hedges mitigate exposures to fluctuations in commodity prices, these instruments are not designated as hedges for accounting purposes and are monitored consistent with trading positions.

Progress Energy Carolinas, Inc.

Other than described below, the various risks that PEC is exposed to has not materially changed since December 31, 2003.

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

The exposure to changes in interest rates from PEC's fixed rate long-term debt, variable rate long-term debt and commercial paper at June 30, 2004 was not materially different than at December 31, 2003.

As of June 30, 2004, PEC had $70 million notional of pay fixed forward starting swaps, entered into in March 2004, to hedge its exposure to interest rates with regard to a future issuance of debt and $26 million notional of pay fixed forward starting swaps, in April 2004, to hedge its exposure to interest rates with regard to an upcoming railcar lease. In July 2004, PEC entered into an additional $30 million notional pay fixed forward swap, increasing the total to $126 million. These agreements have a computational period of ten years.

The notional amounts of the above contracts are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in the transaction is the cost of replacing the agreements at current market rates. PEC only enters into interest rate derivative agreements with banks with credit ratings of single A or better.

Item 4: Controls and Procedures

Progress Energy, Inc.

Pursuant to the Securities Exchange Act of 1934, Progress Energy carried out an evaluation, with the participation of Progress Energy's management, including Progress Energy's President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of Progress Energy's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Progress Energy's President and Chief Executive Officer, and Chief Financial Officer concluded that Progress Energy's disclosure controls and procedures are effective in timely alerting them to material information relating to Progress Energy (including its consolidated subsidiaries) required to be included in Progress Energy's periodic SEC filings.

There has been no change identified in Progress Energy's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Progress Energy's internal control over financial reporting.

Progress Energy Carolinas, Inc.

Pursuant to the Securities Exchange Act of 1934, PEC carried out an evaluation, with the participation of PEC's management, including PEC's President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of PEC's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, PEC's President and Chief Executive Officer, and Chief Financial Officer concluded that PEC's disclosure controls and procedures are effective in timely alerting them to material information relating to PEC (including its consolidated subsidiaries) required to be included in PEC's periodic SEC filings.

There has been no change identified in PEC's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, PEC's internal control over financial reporting.

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

1. Strategic Resource Solutions Corp. ("SRS") v. San Francisco Unified School District, et al., Sacramento Superior Court, Case No. 02AS033114

In November 2001, SRS filed a claim against the San Francisco Unified School District (the District) and other defendants claiming that SRS is entitled to approximately $10 million in unpaid contract payments and delay and impact damages related to the District's $30 million contract with SRS. In March 2002, the District filed a counterclaim, seeking compensatory damages and liquidated damages in excess of $120 million, for various claims, including breach of contract and demand on a performance bond. SRS asserted defenses to the District's claims. SRS amended its claims and asserted new claims against the District and other parties, including a former SRS employee and a former District employee.

In March 2003, the City Attorney and the District filed new claims in the form of a cross-complaint against SRS, Progress Energy, Inc., Progress Energy Solutions, Inc., and certain individuals, alleging fraud, false claims, violations of California statutes, and seeking compensatory damages, punitive damages, liquidated damages, treble damages, penalties, attorneys' fees and injunctive relief. The filing stated that the City and the District seek "more than $300 million in damages and penalties." PEC was later added as a cross-defendant. In November 2003, PEC filed a motion to dismiss the plaintiffs' first amended complaint.

In June 2004, the Company reached a settlement agreement with the District in this matter. The settlement totaled approximately $43.1 million and was recorded as a charge to diversified business cost of sales in the Company's Consolidated Statement of Income for the three-months ended June 30, 2004. The accrual of the settlement was recorded on an undiscounted basis. The terms of the settlement require SRS to pay the District $10.1 million upon approval, and an additional $16 million in 2005 and $17 million 2006. In addition, during a transition period ending September 10, 2004, SRS will provide maintenance and training on the equipment and software it installed and maintained for the District. The agreement, upon approval, settles all claims and cross-claims related to SRS, Progress Energy, Progress Energy Solutions and PEC.

2. U.S. Global, LLC v. Progress Energy, Inc. et al, Case No. 03004028-03 and Progress Synfuel Holdings, Inc. et al, v. U.S. Global, LLC, Case No. 03004028-03

A number of Progress Energy, Inc. subsidiaries and affiliates are parties to two lawsuits arising out of an Asset Purchase Agreement dated as of October 19, 1999, by and among U.S. Global LLC (Global), EARTHCO, certain affiliates of EARTHCO (collectively the EARTHCO Sellers), EFC Synfuel LLC (which is owned indirectly be Progress Energy, Inc.) and certain of its affiliates, including Solid Energy LLC, Solid Fuel LLC, Ceredo Synfuel LLC, Gulf Coast Synfuel LLC (currently named Sandy River Synfuel LLC) (Collectively the Progress Affiliates), as amended by an amendment to Purchase Agreement as of August 23, 2000 (the Asset Purchase Agreement). Global has asserted that pursuant to the Asset Purchase Agreement it is entitled to (1) an interest in two synthetic fuel facilities currently owned by the Progress Affiliates, and (2) an option to purchase additional interests in the two synthetic fuel facilities.

The first suit, U.S. Global, LLC v. Progress Energy, Inc. et al, was filed in the Circuit Court for Broward County, Florida in March 2003 (the Florida Global
Case). The Florida Global Case asserts claims for breach of the Asset Purchase Agreement and other contract and tort claims related to the Progress Affiliates' alleged interference with Global's rights under the Asset Purchase Agreement. The Florida Global Case requests an unspecified amount of compensatory damages, as well as declaratory relief. On December 15, 2003, the Progress Affiliates filed a motion to dismiss the Third Amended Complaint in the Florida Global Case. The motion to dismiss filed on behalf of the Progress Energy, Inc. subsidiaries and affiliates that are parties to the case was heard by the Circuit Court of Broward County, Florida on June 7, 2004. The case was dismissed on procedural issues, but allowed the plaintiff to refile. The case was refiled on June 23, 2004.

The second suit, Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC, was filed by the Progress Affiliates in the Superior Court for Wake County, North Carolina seeking declaratory relief consistent with the Company's interpretation of the asset Purchase Agreement (the North Carolina Global Case). Global was served with the North Carolina Global Case on April 17, 2003.

On May 15, 2003, Global moved to dismiss the North Carolina Global Case for lack of personal jurisdiction over Global. In the alternative, Global requested that the court decline to exercise its discretion to hear the Progress Affiliates' declaratory judgment action. On August 7, 2003, the Wake County Superior court denied Global's motion to dismiss and entered an order staying the North
Carolina Global Case, pending the outcome of the Florida Global Case. The Progress Affiliates have appealed the Superior court's order staying the case; Global has cross appealed the denial of its motion to dismiss for lack of personal jurisdiction. The North Carolina Court of Appeals heard argument on the Progress Affiliates' Appeal and the Global's cross appeal on May 26, 2004. There has been no ruling on the appeal or the cross appeal. The Company cannot predict the outcome of these matters, but will vigorously defend against the allegations.

3. In re Progress Energy, Inc. Securities Litigation, Master File No. 04-CV-636 (JES)

On February 3, 2004, Progress Energy, Inc. was served with a class action complaint alleging violations of federal security laws in connection with the Company's issuance of Contingent Value Obligations (CVOs). The action was filed by Gerber Asset Management LLC in the United States District Court for the Southern District of New York and names Progress Energy, Inc.'s former Chairman William Cavanaugh III and Progress Energy, Inc. as defendants. The Complaint alleges that Progress Energy failed to timely disclose the impact of the Alternative Minimum Tax required under Sections 55-59 of the Internal Revenue Code (Code) on the value of certain CVOs issued in connection with the Florida Progress Corporation merger. The suit seeks unspecified compensatory damages, as well as, attorneys' fees and litigation costs.

On March 31, 2004, a second class action complaint was filed by Stanley Fried, Raymond X. Talamantes and Jacquelin Talamantes against William Cavanaugh III and Progress Energy, Inc. in the United States District Court for the Southern District of New York alleging violations of federal securities laws arising out of the Company's issuance of CVOs nearly identical to those alleged in the February 3, 2004 Gerber Asset Management complaint. On April 29, 2004, the Honorable John E. Sprizzo ordered among other things that (1) the two class action cases be consolidated, (2) Peak6 Capital Management LLC shall serve as the lead plaintiff in the consolidated action, and (3) the lead plaintiff shall file a consolidated amended complaint on or before June 14, 2004.

The lead plaintiffs filed a consolidated amended complaint on June 15, 2004. In addition to the allegations asserted in the Gerber Asset Management and Fried complaints, the consolidated amended complaint alleges that the Company failed to disclose that excess fuel credits could not be carried over from one tax year into later years. On July 30, 2004, the Company filed a motion to dismiss the complaint.

The Company cannot predict the outcome of this matter, but will vigorously defend against the allegations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

RESTRICTED STOCK AWARDS:

(a) Securities Delivered. On April 28, 2004, 23,300 restricted shares of the Company's Common Shares were granted to certain key employees pursuant to the terms of the Company's 2002 Equity Incentive Plan (Plan), which was approved by the Company's shareholders on May 8, 2002. Section 9 of the Plan provides for the granting of Restricted Stock by the Organization and Compensation Committee of the Company's Board of Directors, (the Committee) to key employees of the Company, including its Affiliates or any successor, and to outside directors of the Company. The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the accounts of the recipients and do not represent newly issued shares of the Company.

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

Item 4.      Submission of Matters to a Vote of Security Holders

Progress Energy Inc.

(a) The Annual Meeting of the Shareholders of Progress Energy, Inc. was held on May 12, 2004.

(b) The meeting involved the election of five Class III directors to serve for three-year terms. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees as listed below, and all nominees were elected.

(c)  The total votes for the election of directors were as follows:

Class III                   Votes For                       Votes Withheld
(Term Expiring in 2007)

Charles W. Coker           208,883,229                        4,775,358
Robert B. McGehee          209,390,084                        4,268,503
E. Marie McKee             209,566,761                        4,091,826
Peter S. Rummell           209,456,069                        4,202,518
Jean Giles Wittner         207,028,428                        6,630,159

(d) The shareholder proposal relating to stock options for Directors and certain Executive Officers was presented, but was not approved by the shareholders.

     The number of shares voted for the proposal was 23,184,068
     The number of shares voted against the proposal was 148,433,662 The number of abstaining votes was 4,850,014
     The delivered not voted total was 37,190,843

Carolina Power & Light  Company,  doing business as Progress  Energy  Carolinas,
Inc.

(a) The Annual Meeting of the Shareholders of Carolina Power & Light Company was held on May 12, 2004.

(b) The meeting involved the election of five Class III directors to serve three-year terms. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees as listed below, and all nominees were elected.

(c)  The total votes for the election of directors were as follows:

Class III                   Votes For                     Votes Withheld
(Term Expiring in 2007)

Charles W. Coker  1         59,964,384                        6,387
Robert B. McGehee          159,964,895                        5,876
E. Marie McKee             159,965,517                        5,254
Peter S. Rummell           159,964,707                        6,064
Jean Giles Wittner         159,964,687                        6,064

Item 5. Other Information

Appointment of Presiding Director

John H. Mullin, III was appointed Chairman of the Corporate Governance Committee of the Company's Board of Directors at the Board meeting that immediately followed the Company's Annual Meeting of Shareholders on May 12, 2004. By virtue of that position, Mr. Mullin is also the Presiding Director of the Board. (Mr. Mullin succeeds J. Tylee Wilson, who retired from the Board on May 12, 2004.) As Presiding Director, Mr. Mullin chairs the executive sessions of the non-employee Directors. Mr. Mullin can be contacted by writing to John H. Mullin, III, Presiding Director, Progress Energy Board of Directors, c/o Corporate Secretary, P.O. Box 1551, Raleigh, NC 27602. Progress Energy screens mail addressed to Mr. Mullin for security purposes and to ensure that it relates to discrete business matters that are relevant to Progress Energy. Mail addressed to Mr. Mullin which satisfies these screening criteria will be forwarded to him.

Item 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits

       Exhibit                                                              Progress          Progress Energy
       Number                          Description                        Energy, Inc.        Carolinas, Inc.
       ------                          -----------                        ------------        ---------------

        10(i)       Progress Energy, Inc. $1,130,000,00 5-Year                  X
                    Revolving Credit Agreement dated as of
                    August 5, 2004

        31(a)       Certifications  pursuant  to  Section  302 of the           X                    X
                    Sarbanes-Oxley Act of 2002 - Chairman,  President
                    and Chief Executive Officer

        31(b)       Certifications  pursuant  to  Section  302 of the           X                    X
                    Sarbanes-Oxley  Act  of  2002  -  Executive  Vice
                    President and Chief Financial Officer

        32(a)       Certifications  pursuant  to  Section  906 of the           X                    X
                    Sarbanes-Oxley Act of 2002 - Chairman,  President
                    and Chief Executive Officer

        32(b)       Certifications  pursuant  to  Section  906 of the           X                    X
                    Sarbanes-Oxley  Act  of  2002  -  Executive  Vice
                    President and Chief Financial Officer


(b) Reports filed or furnished on Form 8-K since the beginning of the quarter:

         Progress Energy, Inc.

                           Financial
             Item          Statements
           Reported         Included             Date of Event          Date Filed or Furnished

            9, 12             Yes                July 21, 2004               July 21, 2004
             5, 9              No                 July 7, 2004                July 7, 2004
             7, 9             Yes                June 15, 2004               June 16, 2004
             7, 9              No                 May 28, 2004                May 28, 2004
             7, 9              No                 May 13, 2004                May 18, 2004
             7, 9              No               April 28, 2004              April 28, 2004
            7, 11              No                April 5, 2004              April 23, 2004
            9, 12             Yes               April 21, 2004              April 21, 2004

         Carolina Power & Light Company
         d/b/a Progress Energy Carolinas, Inc.

                           Financial
             Item          Statements
           Reported         Included             Date of Event          Date Filed or Furnished

            9, 12             Yes                July 21, 2004              July 21, 2004
            9, 12             Yes               April 21, 2004             April 21, 2004

                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PROGRESS ENERGY, INC.
                                       CAROLINA POWER & LIGHT COMPANY
Date: August 6, 2004                   (Registrants)

                                       By: /s/ Geoffrey S. Chatas
                                          ----------------------------
                                          Geoffrey S. Chatas
                                          Executive Vice President and
                                          Chief Financial Officer

                                       By: /s/ Robert H. Bazemore, Jr.
                                          ----------------------------
                                          Robert H. Bazemore, Jr.
                                          Vice President and Controller
                                          Chief Accounting Officer