Form 10-Q
period 2008-03-31
CAROLINA POWER & LIGHT CO; FLORIDA POWER CORP; PROGRESS ENERGY INC
filed 2008-05-12
CIK 17797, 37637, 1094093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                    .

Commission File Number	Exact name of registrants as specified in their charters, states of incorporation, addresses of principal executive offices, and telephone numbers	I.R.S. Employer Identification Number

1-15929	Progress Energy, Inc. 410 South Wilmington Street Raleigh, North Carolina 27601-1748 Telephone: (919) 546-6111 State of Incorporation: North Carolina	56-2155481

1-3382	Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. 410 South Wilmington Street Raleigh, North Carolina 27601-1748 Telephone: (919) 546-6111 State of Incorporation: North Carolina	56-0165465

1-3274	Florida Power Corporation d/b/a Progress Energy Florida, Inc. 299 First Avenue North St. Petersburg, Florida 33701 Telephone: (727) 820-5151 State of Incorporation: Florida	59-0247770

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

Progress Energy, Inc. (Progress Energy)	Yes	☒	No	☐
Carolina Power & Light Company (PEC)	Yes	☒	No	☐
Florida Power Corporation (PEF)	Yes	☐	No	☒

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Progress Energy	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer	☐	Smaller reporting company	☐

PEC	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

PEF	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Progress Energy	Yes	☐	No	☒
PEC	Yes	☐	No	☒
PEF	Yes	☐	No	☒

As of May 5, 2008, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares
Progress Energy	Common Stock (Without Par Value)	261,320,773

PEC	Common Stock (Without Par Value)	159,608,055 (all of which were held directly by Progress Energy, Inc.)

PEF	Common Stock (Without Par Value)	100 (all of which were held indirectly by Progress Energy, Inc.)

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

TABLE OF CONTENTS
GLOSSARY OF TERMS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Condensed Interim Financial Statements:

Progress Energy, Inc. (Progress Energy)
Unaudited Condensed Consolidated Statements of Income
Unaudited Condensed Consolidated Balance Sheets
Unaudited Condensed Consolidated Statements of Cash Flows

Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC)
Unaudited Condensed Consolidated Statements of Income
Unaudited Condensed Consolidated Balance Sheets
Unaudited Condensed Consolidated Statements of Cash Flows

Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF)
Unaudited Condensed Statements of Income
Unaudited Condensed Balance Sheets
Unaudited Condensed Statements of Cash Flows

Combined Notes to Unaudited Condensed Interim Financial Statements for Progress Energy, Inc., Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. and Florida Power Corporation d/b/a Progress Energy Florida, Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

ITEM 4T.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

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

The following abbreviations or acronyms are used by the Progress Registrants:

TERM	DEFINITION

2007 Form 10-K	Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2007
401(k)	Progress Energy 401(k) Savings & Stock Ownership Plan
AFUDC	Allowance for funds used during construction
AHI	Affordable housing investment
ARO	Asset retirement obligation
Annual Average Price	Average wellhead price per barrel for unregulated domestic crude oil for the year
Asset Purchase Agreement	Agreement by and among Global, Earthco and certain affiliates, and the Progress Affiliates as amended on August 23, 2000
Audit Committee	Audit and Corporate Performance Committee of Progress Energy’s board of directors
BART	Best Available Retrofit Technology
Broad River	Broad River LLC’s Broad River Facility
Brunswick	PEC’s Brunswick Nuclear Plant
Btu	British thermal unit
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CCO	Competitive Commercial Operations
CERCLA or Superfund	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Ceredo	Ceredo Synfuel LLC
CIGFUR	Carolina Industrial Group for Fair Utility Rates II
Clean Smokestacks Act	North Carolina Clean Smokestacks Act, enacted in June 2002
Coal Mining	The remaining operations of Progress Fuels subsidiaries engaged in the coal mining business
Coal and Synthetic Fuels
Former business segment that had been primarily engaged in the production and sales of coal-based solid synthetic fuels, the operation of synthetic fuels facilities for third parties and coal terminal services

the Code	Internal Revenue Code
CO2	Carbon dioxide
COL	Combined license
Colona	Colona Synfuel Limited Partnership, LLLP
Corporate and Other	Corporate and Other segment includes Corporate as well as other nonregulated businesses
CR3	PEF’s Crystal River Unit No. 3 Nuclear Plant
CR4 and CR5	PEF’s Crystal River Units No. 4 and 5 coal-fired steam turbines
CUCA	Carolina Utility Customers Association
CVO	Contingent value obligation
D.C. Court of Appeals	U.S. Court of Appeals for the District of Columbia Circuit
DeSoto	DeSoto County Generating Co., LLC
DIG Issue C20	FASB Derivatives Implementation Group Issue C20, “Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature”
Dixie Fuels	Dixie Fuels Limited
DOE	United States Department of Energy

DSM	Demand-side management
Earthco	Four coal-based solid synthetic fuels limited liability companies of which three are wholly owned
ECCR	Energy Conservation Cost Recovery Clause
ECRC	Environmental Cost Recovery Clause
EIA	Energy Information Agency
EIP	Equity Incentive Plan
EPA	United States Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPC	Engineering, procurement and construction contract
ERO	Electric reliability organization
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FDCA	Florida Department of Community Affairs
FGT	Florida Gas Transmission Company
FIN 39	FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”
FIN 45	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”
FIN 46R	FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51”
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143”
FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
the Florida Global Case	U.S. Global, LLC v. Progress Energy, Inc. et al
Florida Progress	Florida Progress Corporation
FPSC	Florida Public Service Commission
FRCC	Florida Reliability Coordinating Council
FSP	FASB Staff Position
FSP FIN 39-1	FASB Staff Position FIN No. 39-1, “An Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts”
Funding Corp.	Florida Progress Funding Corporation, a wholly owned subsidiary of Florida Progress
GAAP	Accounting principles generally accepted in the United States of America
Gas	Natural gas drilling and production business
the Georgia Contracts	Full-requirements contracts with 16 Georgia electric membership cooperatives formerly serviced by CCO
Georgia Power	Georgia Power Company, a subsidiary of Southern Company
Georgia Operations	Former reporting unit consisting of the Effingham, Monroe, Walton and Washington nonregulated generation plants in service and the Georgia Contracts
Global	U.S. Global, LLC
GridSouth	GridSouth Transco, LLC
Gulfstream	Gulfstream Gas System, L.L.C.
Harris	PEC’s Shearon Harris Nuclear Plant
IBEW	International Brotherhood of Electrical Workers
IRS	Internal Revenue Service
kV	Kilovolt
kVA	Kilovolt-ampere
kWh	Kilowatt-hours
Level 3 Communications	Level 3 Communications, Inc.
LIBOR	London Inter Bank Offering Rate

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I, Item 2 of this Form 10-Q
Medicare Act	Medicare Prescription Drug, Improvement and Modernization Act of 2003
MGP	Manufactured gas plant
MW	Megawatts
MWh	Megawatt-hours
Moody’s	Moody’s Investors Service, Inc.
NAAQS	National Ambient Air Quality Standards
NCDWQ	North Carolina Division of Water Quality
NCUC	North Carolina Utilities Commission
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
North Carolina Global Case	Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC
the Notes Guarantee	Florida Progress’ full and unconditional guarantee of the Subordinated Notes
NOx	Nitrogen Oxides
NOx SIP Call	EPA rule which requires 22 states including North Carolina, South Carolina and Georgia (but excluding Florida) to further reduce emissions of nitrogen oxides
NSR	New Source Review requirements by the EPA
NRC	United States Nuclear Regulatory Commission
Nuclear Waste Act	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
O&M	Operation and maintenance expense
OATT	Open Access Transmission Tariff
OCI	Other comprehensive income
OPC	Florida’s Office of Public Counsel
OPEB	Postretirement benefits other than pensions
the Parent	Progress Energy, Inc. holding company on an unconsolidated basis
PEC	Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.
PEF	Florida Power Corporation d/b/a Progress Energy Florida, Inc.
PESC	Progress Energy Service Company, LLC
the Phase-out Price	Price per barrel of unregulated domestic crude oil at which the value of Section 29/45K tax credits are fully eliminated
PM 2.5	EPA standard for particulate matter less than 2.5 microns in diameter
PM 2.5-10	EPA standard for particulate matter between 2.5 and 10 microns in diameter
PM 10	EPA standard for particulate matter less than 10 microns in diameter
Power Agency	North Carolina Eastern Municipal Power Agency
Preferred Securities	7.10% Cumulative Quarterly Income Preferred Securities due 2039, Series A issued by the Trust
Preferred Securities Guarantee	Florida Progress’ guarantee of all distributions related to the Preferred Securities
Progress Affiliates	Five affiliated coal-based solid synthetic fuels facilities
Progress Energy	Progress Energy, Inc. and subsidiaries on a consolidated basis
Progress Registrants	The reporting registrants within the Progress Energy consolidated group. Collectively, Progress Energy, Inc., PEC and PEF
Progress Fuels	Progress Fuels Corporation, formerly Electric Fuels Corporation
Progress Rail	Progress Rail Services Corporation
PRP	Potentially responsible party, as defined in CERCLA
PSSP	Performance Share Sub-Plan
PT LLC	Progress Telecom, LLC
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005
PURPA	Public Utilities Regulatory Policies Act of 1978
PVI	Progress Energy Ventures, Inc., formerly referred to as Progress Ventures, Inc.
PWC	Public Works Commission of the City of Fayetteville, North Carolina
QF	Qualifying facility
RCA	Revolving credit agreement

REC	Renewable energy certificates
REPS	North Carolina Renewable Energy and Energy Efficiency Portfolio Standard
Reagents	Commodities such as ammonia and limestone used in emissions control technologies
Rockport	Indiana Michigan Power Company’s Rockport Unit No. 2
Robinson	PEC’s Robinson Nuclear Plant
ROE	Return on equity
Rowan	Rowan County Power, LLC
RSA	Restricted stock awards program
RSU	Restricted stock unit
RTO	Regional transmission organization
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
Section 29	Section 29 of the Code
Section 29/45K	General business tax credits earned after December 31, 2005 for synthetic fuels production in accordance with Section 29
Section 316(b)	Section 316(b) of the Clean Water Act
Section 45K	Section 45K of the Code
(See Note/s “#”)	For all sections, this is a cross-reference to the Combined Notes to the Financial Statements contained in PART I, Item 1 of this Form 10-Q
SERC	SERC Reliability Corporation
SESH	Southeast Supply Header, L.L.C.
S&P	Standard & Poor’s Rating Services
SFAS	Statement of Financial Accounting Standards
SFAS No. 5	Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 87	Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”
SFAS No. 109	Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”
SFAS No. 115	Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”
SFAS No. 141R	Statement of Financial Accounting Standards No. 141R, “Business Combinations”
SFAS No. 142	Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SFAS No. 144	Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS No. 157	Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
SFAS No. 158	Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
SFAS No. 159	Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”
SFAS No. 160	Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”
SFAS No. 161	Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”
SNG	Southern Natural Gas Company

SO2	Sulfur dioxide
Subordinated Notes	7.10% Junior Subordinated Deferrable Interest Notes due 2039 issued by Funding Corp.
Tax Agreement	Intercompany Income Tax Allocation Agreement
Terminals	Coal terminals and docks in West Virginia and Kentucky
the Threshold Price	Price per barrel of unregulated domestic crude oil at which the value of Section 29/45K tax credits begin to be reduced
the Trust	FPC Capital I
the Utilities	Collectively, PEC and PEF
Winchester Production	Winchester Production Company, Ltd.

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

In addition, examples of forward-looking statements discussed in this Form 10-Q include, but are not limited to, statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) including, but not limited to, statements under the sub-heading “Results of Operations” about trends and uncertainties, “Liquidity and Capital Resources” about operating cash flows, future liquidity requirements and estimated capital expenditures and “Other Matters” about our synthetic fuels tax credits, changes in the regulatory environment, meeting increasing energy demand in our service territories and the impact of environmental regulations.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex laws and regulations, including those relating to the environment and the Energy Policy Act of 2005 (EPACT); the anticipated future need for additional baseload generation and associated transmission facilities in our regulated service territories and the accompanying regulatory and financial risks; the financial resources and capital needed to comply with environmental laws and renewable energy portfolio standards and our ability to recover related eligible costs under cost-recovery clauses or base rates; our ability to meet current and future renewable energy requirements; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the impact on our facilities and businesses from a terrorist attack; weather and drought conditions that directly influence the production, delivery and demand for electricity; recurring seasonal fluctuations in demand for electricity; the ability to recover in a timely manner, if at all, costs associated with future significant weather events through the regulatory process; economic fluctuations and the corresponding impact on our customers, including downturns in the housing and consumer credit markets; fluctuations in the price of energy commodities and purchased power and our ability to recover such costs through the regulatory process; the Progress Registrants’ ability to control costs, including operation and maintenance expense (O&M) and large construction projects; the ability of our subsidiaries to pay upstream dividends or distributions to the Parent; the ability to successfully access capital markets on favorable terms; the impact that increases in leverage may have on each of the Progress Registrants; the Progress Registrants’ ability to maintain their current credit ratings and the impact on the Progress Registrants’ financial condition and ability to meet their cash and other financial obligations in the event their credit ratings are downgraded; our ability to fully utilize tax credits generated from the previous production and sale of qualifying synthetic fuels under Internal Revenue Code Section 29/45K (Section 29/45K); the investment performance of our nuclear decommissioning trust funds and the assets of our pension and benefit plans; the outcome of any ongoing or future litigation or similar disputes and the impact of any such outcome or related settlements; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact our nonreporting subsidiaries.

These and other risk factors are detailed from time to time in the Progress Registrants’ filings with the United States Securities and Exchange Commission (SEC). Many, but not all, of the factors that may impact actual results are discussed in the Risk Factors section in the Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2007 (2007 Form 10-K), which was filed with the SEC on February 28, 2008, and is updated for material changes, if any, in this Form 10-Q and in our other SEC filings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can management assess the effect of each such factor on the Progress Registrants.

PART I.  FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2008

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of INCOME
(in millions except per share data)
Three months ended March 31	2008	2007
Operating revenues	$2,066	$2,072
Operating expenses
Fuel used in electric generation	697	736
Purchased power	232	221
Operation and maintenance	443	420
Depreciation and amortization	206	219
Taxes other than on income	121	124
Other	2	1
Total operating expenses	1,701	1,721
Operating income	365	351
Other income
Interest income	7	8
Other, net	18	11
Total other income	25	19
Interest charges
Interest charges	161	145
Allowance for borrowed funds used during construction	(8)	(3)
Total interest charges, net	153	142
Income from continuing operations before income tax and minority interest	237	228
Income tax expense	84	72
Income from continuing operations before minority interest	153	156
Minority interest in subsidiaries’ income, net of tax	(4)	(7)
Income from continuing operations	149	149
Discontinued operations, net of tax	60	126
Net income	$209	$275
Average common shares outstanding – basic	259	254
Basic earnings per common share
Income from continuing operations	$0.58	$0.59
Discontinued operations, net of tax	0.23	0.49
Net income	$0.81	$1.08
Diluted earnings per common share
Income from continuing operations	$0.58	$0.59
Discontinued operations, net of tax	0.23	0.49
Net income	$0.81	$1.08
Dividends declared per common share	$0.615	$0.610

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)	March 31, 2008	December 31, 2007
ASSETS
Utility plant
Utility plant in service	$25,490	$25,327
Accumulated depreciation	(11,037)	(10,895)
Utility plant in service, net	14,453	14,432
Held for future use	37	37
Construction work in progress	2,124	1,765
Nuclear fuel, net of amortization	372	371
Total utility plant, net	16,986	16,605
Current assets
Cash and cash equivalents	400	255
Short-term investments	1	1
Receivables, net	767	1,167
Inventory	999	994
Deferred fuel cost	138	154
Deferred income taxes	3	27
Derivative assets	217	85
Assets to be divested	–	52
Prepayments and other current assets	73	94
Total current assets	2,598	2,829
Deferred debits and other assets
Regulatory assets	926	946
Nuclear decommissioning trust funds	1,313	1,384
Miscellaneous other property and investments	466	448
Goodwill	3,655	3,655
Derivative assets	210	119
Other assets and deferred debits	390	379
Total deferred debits and other assets	6,960	6,931
Total assets	$26,544	$26,365
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 500 million shares authorized, 261 million and 260 million shares issued and outstanding, respectively	$6,071	$6,028
Unearned ESOP shares (1 million and 2 million shares, respectively)	(25)	(37)
Accumulated other comprehensive loss	(42)	(34)
Retained earnings	2,514	2,465
Total common stock equity	8,518	8,422
Preferred stock of subsidiaries – not subject to mandatory redemption	93	93
Minority interest	6	84
Long-term debt, affiliate	271	271
Long-term debt, net	8,391	8,466
Total capitalization	17,279	17,336
Current liabilities
Current portion of long-term debt	1,197	877
Short-term debt	205	201
Accounts payable	794	819
Interest accrued	128	173
Dividends declared	161	160
Customer deposits	262	255
Regulatory liabilities	145	173
Liabilities to be divested	–	8
Income taxes accrued	66	8
Other current liabilities	428	628
Total current liabilities	3,386	3,302
Deferred credits and other liabilities
Noncurrent income tax liabilities	288	361
Accumulated deferred investment tax credits	136	139
Regulatory liabilities	2,775	2,554
Asset retirement obligations	1,397	1,378
Accrued pension and other benefits	761	763
Capital lease obligations	239	239
Other liabilities and deferred credits	283	293
Total deferred credits and other liabilities	5,879	5,727
Commitments and contingencies (Notes 12 and 13)
Total capitalization and liabilities	$26,544	$26,365

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Three months ended March 31	2008	2007
Operating activities
Net income	$209	$275
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	235	250
Deferred income taxes and investment tax credits, net	5	120
Deferred fuel cost	24	108
Other adjustments to net income	(47)	(7)
Cash provided (used) by changes in operating assets and liabilities
Receivables	390	59
Inventory	4	(34)
Prepayments and other current assets	14	(64)
Income taxes, net	60	(237)
Accounts payable	79	(52)
Other current liabilities	(171)	(4)
Other assets and deferred debits	(38)	(83)
Other liabilities and deferred credits	13	(15)
Net cash provided by operating activities	777	316
Investing activities
Gross property additions	(618)	(471)
Nuclear fuel additions	(41)	(61)
Proceeds from sales of discontinued operations and other assets, net of cash divested	95	30
Purchases of available-for-sale securities and other investments	(488)	(192)
Proceeds from sales of available-for-sale securities and other investments	473	252
Other investing activities	(6)	–
Net cash used by investing activities	(585)	(442)
Financing activities
Issuance of common stock	20	65
Dividends paid on common stock	(159)	(155)
Payments of short-term debt with original maturities greater than 90 days	(176)	–
Net increase in short-term debt	180	117
Proceeds from issuance of long-term debt, net	322	–
Retirement of long-term debt	(80)	–
Cash distributions to minority interests of consolidated subsidiaries	(85)	–
Other financing activities	(69)	(33)
Net cash used by financing activities	(47)	(6)
Net increase (decrease) in cash and cash equivalents	145	(132)
Cash and cash equivalents at beginning of period	255	265
Cash and cash equivalents at end of period	$400	$133
Supplemental disclosures
Significant noncash transactions
Note receivable for disposal of ownership interest in Ceredo	$–	$48
Noncash property additions accrued for as of March 31	276	158

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2008

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of INCOME
(in millions)
Three months ended March 31	2008	2007
Operating revenues	$1,068	$1,058
Operating expenses
Fuel used in electric generation	356	351
Purchased power	49	58
Operation and maintenance	248	248
Depreciation and amortization	126	117
Taxes other than on income	50	50
Other	(1)	(1)
Total operating expenses	828	823
Operating income	240	235
Other income
Interest income	5	6
Other, net	4	3
Total other income	9	9
Interest charges
Interest charges	58	57
Allowance for borrowed funds used during construction	(2)	(1)
Total interest charges, net	56	56
Income before income tax	193	188
Income tax expense	70	64
Net income	123	124
Preferred stock dividend requirement	1	1
Earnings for common stock	$122	$123

See Notes to PEC Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)	March 31, 2008	December 31, 2007
ASSETS
Utility plant
Utility plant in service	$15,176	$15,117
Accumulated depreciation	(7,161)	(7,097)
Utility plant in service, net	8,015	8,020
Held for future use	2	2
Construction work in progress	625	566
Nuclear fuel, net of amortization	298	292
Total utility plant, net	8,940	8,880
Current assets
Cash and cash equivalents	297	25
Short-term investments	1	1
Receivables, net	451	491
Receivables from affiliated companies	29	42
Notes receivable from affiliated companies	85	–
Inventory	507	510
Deferred fuel cost	133	148
Prepayments and other current assets	32	49
Total current assets	1,535	1,266
Deferred debits and other assets
Regulatory assets	653	680
Nuclear decommissioning trust funds	771	804
Miscellaneous other property and investments	197	192
Other assets and deferred debits	191	160
Total deferred debits and other assets	1,812	1,836
Total assets	$12,287	$11,982
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 200 million shares authorized, 160 million shares issued and outstanding	$2,072	$2,054
Unearned ESOP common stock	(25)	(37)
Accumulated other comprehensive loss	(15)	(10)
Retained earnings	1,894	1,772
Total common stock equity	3,926	3,779
Preferred stock – not subject to mandatory redemption	59	59
Long-term debt, net	3,107	3,183
Total capitalization	7,092	7,021
Current liabilities
Current portion of long-term debt	700	300
Notes payable to affiliated companies	–	154
Accounts payable	287	308
Payables to affiliated companies	58	71
Interest accrued	51	58
Customer deposits	73	70
Income taxes accrued	69	27
Other current liabilities	153	182
Total current liabilities	1,391	1,170
Deferred credits and other liabilities
Noncurrent income tax liabilities	936	936
Accumulated deferred investment tax credits	120	122
Regulatory liabilities	1,106	1,098
Asset retirement obligations	1,078	1,063
Accrued pension and other benefits	457	459
Other liabilities and deferred credits	107	113
Total deferred credits and other liabilities	3,804	3,791
Commitments and contingencies (Notes 12 and 13)
Total capitalization and liabilities	$12,287	$11,982

See Notes to PEC Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Three months ended March 31	2008	2007
Operating activities
Net income	$123	$124
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	151	138
Deferred income taxes and investment tax credits, net	6	7
Deferred fuel cost	42	44
Other adjustments to net income	13	(11)
Cash provided (used) by changes in operating assets and liabilities
Receivables	38	25
Receivables from affiliated companies	13	7
Inventory	8	(8)
Prepayments and other current assets	17	3
Income taxes, net	50	(3)
Accounts payable	22	(17)
Payables to affiliated companies	(13)	(66)
Other current liabilities	(28)	(25)
Other assets and deferred debits	(19)	(8)
Other liabilities and deferred credits	(4)	–
Net cash provided by operating activities	419	210
Investing activities
Gross property additions	(173)	(208)
Nuclear fuel additions	(41)	(38)
Purchases of available-for-sale securities and other investments	(193)	(120)
Proceeds from sales of available-for-sale securities and other investments	185	162
Changes in advances to affiliated companies	(85)	24
Other investing activities	(4)	6
Net cash used by investing activities	(311)	(174)
Financing activities
Dividends paid on preferred stock	(1)	(1)
Dividends paid to parent	–	(36)
Proceeds from issuance of long-term debt, net	322	–
Changes in advances from affiliated companies	(154)	–
Other financing activities	(3)	11
Net cash provided (used) by financing activities	164	(26)
Net increase in cash and cash equivalents	272	10
Cash and cash equivalents at beginning of period	25	71
Cash and cash equivalents at end of period	$297	$81
Supplemental disclosures
Significant noncash transactions
Noncash property additions accrued for as of March 31	$76	$83

See Notes to PEC Unaudited Condensed Consolidated Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2008

UNAUDITED CONDENSED STATEMENTS of INCOME
(in millions)
Three months ended March 31	2008	2007
Operating revenues	$996	$1,011
Operating expenses
Fuel used in electric generation	341	385
Purchased power	183	163
Operation and maintenance	203	175
Depreciation and amortization	76	97
Taxes other than on income	71	74
Total operating expenses	874	894
Operating income	122	117
Other income
Interest income	1	1
Other, net	17	7
Total other income	18	8
Interest charges
Interest charges	50	39
Allowance for borrowed funds used during construction	(6)	(2)
Total interest charges, net	44	37
Income before income tax	96	88
Income tax expense	29	27
Net income	67	61
Preferred stock dividend requirement	1	1
Earnings for common stock	$66	$60

See Notes to PEF Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in millions)	March 31, 2008	December 31, 2007
ASSETS
Utility plant
Utility plant in service	$10,129	$10,025
Accumulated depreciation	(3,816)	(3,738)
Utility plant in service, net	6,313	6,287
Held for future use	35	35
Construction work in progress	1,499	1,199
Nuclear fuel, net of amortization	74	79
Total utility plant, net	7,921	7,600
Current assets
Cash and cash equivalents	16	23
Receivables, net	307	351
Receivables from affiliated companies	15	8
Notes receivable from affiliated companies	–	149
Inventory	493	484
Deferred income taxes	–	39
Income taxes receivable	–	41
Derivative assets	204	83
Prepayments and other current assets	11	9
Total current assets	1,046	1,187
Deferred debits and other assets
Regulatory assets	273	266
Nuclear decommissioning trust funds	542	580
Miscellaneous other property and investments	44	46
Derivative assets	174	100
Prepaid pension cost	227	221
Other assets and deferred debits	80	63
Total deferred debits and other assets	1,340	1,276
Total assets	$10,307	$10,063
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 60 million shares authorized, 100 shares issued and outstanding	$1,110	$1,109
Accumulated other comprehensive loss	(12)	(8)
Retained earnings	1,967	1,901
Total common stock equity	3,065	3,002
Preferred stock – not subject to mandatory redemption	34	34
Long-term debt, net	2,687	2,686
Total capitalization	5,786	5,722
Current liabilities
Current portion of long-term debt	452	532
Notes payable to affiliated companies	95	–
Accounts payable	485	473
Payables to affiliated companies	54	87
Interest accrued	35	57
Customer deposits	189	185
Derivative liabilities	11	38
Regulatory liabilities	145	173
Other current liabilities	189	92
Total current liabilities	1,655	1,637
Deferred credits and other liabilities
Noncurrent income tax liabilities	354	401
Accumulated deferred investment tax credits	16	17
Regulatory liabilities	1,544	1,330
Asset retirement obligations	319	315
Accrued pension and other benefits	304	304
Capital lease obligations	223	224
Other liabilities and deferred credits	106	113
Total deferred credits and other liabilities	2,866	2,704
Commitments and contingencies (Notes 12 and 13)
Total capitalization and liabilities	$10,307	$10,063

See Notes to PEF Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED STATEMENTS of CASH FLOWS
(in millions)
Three months ended March 31	2008	2007
Operating activities
Net income	$67	$61
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	80	103
Deferred income taxes and investment tax credits, net	15	14
Deferred fuel (credit) cost	(18)	64
Other adjustments to net income	(13)	–
Cash provided (used) by changes in operating assets and liabilities
Receivables	40	41
Receivables from affiliated companies	(7)	2
Inventory	(8)	(23)
Prepayments and other current assets	(3)	56
Income taxes, net	43	36
Accounts payable	70	18
Payables to affiliated companies	(33)	(71)
Other current liabilities	35	12
Other assets and deferred debits	(17)	6
Other liabilities and deferred credits	19	(10)
Net cash provided by operating activities	270	309
Investing activities
Gross property additions	(446)	(261)
Nuclear fuel additions	–	(23)
Purchases of available-for-sale securities and other investments	(247)	(44)
Proceeds from sales of available-for-sale securities and other investments	247	44
Changes in advances to affiliated companies	149	–
Proceeds from sales of assets to affiliated companies	8	–
Other investing activities	(2)	–
Net cash used by investing activities	(291)	(284)
Financing activities
Dividends paid on preferred stock	(1)	(1)
Retirement of long-term debt	(80)	–
Changes in advances from affiliated companies	95	(36)
Other financing activities	–	1
Net cash provided (used) by financing activities	14	(36)
Net decrease in cash and cash equivalents	(7)	(11)
Cash and cash equivalents at beginning of period	23	23
Cash and cash equivalents at end of period	$16	$12
Supplemental disclosures
Significant noncash transactions
Noncash property additions accrued for as of March 31	$198	$75

See Notes to PEF Unaudited Condensed Interim Financial Statements.

PROGRESS ENERGY, INC.
CAROLINA POWER & LIGHT COMPANY d/b/a/ PROGRESS ENERGY CAROLINAS, INC.
FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
COMBINED NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

INDEX TO APPLICABLE COMBINED NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS BY REGISTRANT

Each of the following combined notes to the unaudited condensed interim financial statements of the Progress Registrants are applicable to Progress Energy, Inc. but not to each of PEC and PEF. The following table sets forth which notes are applicable to each of PEC and PEF. The notes that are not listed below for PEC or PEF are not, and shall not be deemed to be, part of PEC’s or PEF’s financial statements contained herein.

Registrant	Applicable Notes

PEC	1, 2, 4 through 9, and 11 through 13

PEF	1, 2, 4 through 9, and 11 through 13

PROGRESS ENERGY, INC.
CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
COMBINED NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

In this report, Progress Energy, which includes Progress Energy, Inc. holding company (the Parent) and its regulated and nonregulated subsidiaries on a consolidated basis, is at times referred to as “we,” “us” or “our.” When discussing Progress Energy’s financial information, it necessarily includes the results of Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC) and Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF) (collectively, the Utilities). The term “Progress Registrants” refers to each of the three separate registrants: Progress Energy, PEC and PEF. The information in these combined notes relates to each of the Progress Registrants as noted in the Index to the Combined Notes. However, neither of the Utilities makes any representation as to information related solely to Progress Energy or the subsidiaries of Progress Energy other than itself.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   ORGANIZATION

PROGRESS ENERGY, INC.

The Parent is a holding company headquartered in Raleigh, N.C. As such, we are subject to regulation by the Federal Energy Regulatory Commission (FERC) under the regulatory provisions of the Public Utility Holding Company Act of 2005 (PUHCA 2005).

Our reportable segments are PEC and PEF, both of which are primarily engaged in the generation, transmission, distribution and sale of electricity. The Corporate and Other segment primarily includes amounts applicable to the activities of the Parent and Progress Energy Service Company, LLC (PESC) and other miscellaneous nonregulated businesses that do not separately meet the quantitative disclosure requirements as a separate business segment. See Note 10 for further information about our segments.

PEC

PEC is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. PEC’s subsidiaries are involved in insignificant nonregulated business activities. PEC is subject to the regulatory provisions of the North Carolina Utilities Commission (NCUC), Public Service Commission of South Carolina (SCPSC), the United States Nuclear Regulatory Commission (NRC) and the FERC.

PEF

PEF is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in west central Florida. PEF is subject to the regulatory provisions of the Florida Public Service Commission (FPSC), the NRC and the FERC.

B.   BASIS OF PRESENTATION

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The December 31, 2007 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements, they should be read in conjunction with the audited financial statements and notes thereto included in the Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2007 (2007 Form 10-K).

In accordance with the provisions of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. The tax levelization expense or benefit recorded during the interim period, which will have no impact on total year net income, maintains an effective tax rate consistent with the estimated annual effective tax rate. The fluctuations in the effective tax rate for the three months ended March 31, 2008, are primarily due to seasonal fluctuations in energy sales and earnings from the Utilities. The fluctuations in the effective tax rate for the three months ended March 31, 2007, are primarily due to the recognition of synthetic fuels tax credits and seasonal fluctuations in energy sales and earnings from the Utilities. Total tax levelization adjustments increased (decreased) income tax expense for the Progress Registrants for the three months ended March 31, 2008 and 2007, as follows:

	Three Months Ended March 31,
(in millions)	2008	2007
Progress Energy	$(1)	$(8)
PEC	(3)	(1)
PEF	1	–

For the three months ended March 31, 2007, $10 million of the net $8 million tax levelization benefit was related to synthetic fuels tax credits recorded by the synthetic fuels businesses and is included in discontinued operations on the Consolidated Statements of Income, pursuant to the intraperiod tax allocation rules as set forth in Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes” (SFAS No. 109). When the synthetic fuels businesses were reclassified to discontinued operations in the fourth quarter of 2007 (See Note 3A), the impacts of the quarterly tax levelization adjustments associated with the synthetic fuels tax credits were not also reclassified to discontinued operations, including the $10 million levelization benefit for the three months ended March 31, 2007 discussed above. Consequently, the presentation of the unaudited summarized quarterly financial data previously reported for Progress Energy in Note 24 in the 2007 Form 10-K was not correct. As a result, the unaudited summarized quarterly financial data has been restated. This correction does not affect our Consolidated Statements of Income for 2007 or 2006, as the quarterly tax levelization adjustments net to zero on an annual basis. The following table presents specific line item amounts for the three months ended March 31, 2007, included in Note 24 in the 2007 Form 10-K that have been restated as a result of this correction:

Progress Energy
(in millions except per share data)	As originally reported	As restated
Income from continuing operations	$159	$149
Common stock data
Basic earnings per common share
Income from continuing operations	0.63	0.59
Diluted earnings per common share
Income from continuing operations	0.62	0.59

The Utilities collect from customers certain excise taxes levied by the state or local government upon the customers. The Utilities account for sales and use tax on a net basis and gross receipts tax, franchise taxes and other excise taxes on a gross basis. The amount of gross receipts tax, franchise taxes and other excise taxes included in electric operating revenues and taxes other than on income in the statements of income were as follows:

	Three Months Ended March 31,
(in millions)	2008	2007
Progress Energy	$65	$66
PEC	25	24
PEF	40	42

The amounts included in these financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Progress Registrants’ financial position and results of operations for the interim periods. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to seasonal weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year or future periods.

In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Certain amounts for 2007 have been reclassified to conform to the 2008 presentation.

C.  CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We consolidate all voting interest entities in which we own a majority voting interest and all variable interest entities for which we are the primary beneficiary in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (FIN 46R).

PROGRESS ENERGY

In March 2007, we disposed of our 100 percent ownership interest in Ceredo Synfuel LLC (Ceredo), a coal-based solid synthetic fuels production facility that qualifies for federal tax credits under Section 45K of the Internal Revenue Code (the Code), to a third-party buyer. Progress Energy, through its subsidiary Progress Fuels Corporation (Progress Fuels), is the primary beneficiary of, and continues to consolidate Ceredo. See Note 3F for additional information on the disposal of Ceredo.

In addition to the variable interests listed below for PEC and PEF, we have interests through other subsidiaries in several variable interest entities for which we are not the primary beneficiary. These arrangements include investments in five limited liability partnerships and limited liability corporations. At March 31, 2008, the aggregate additional maximum loss exposure that we could be required to record in our income statement as a result of these arrangements was $6 million, which represents our net remaining investment in the entities. The creditors of these variable interest entities do not have recourse to our general credit in excess of the aggregate maximum loss exposure.

PEC

PEC is the primary beneficiary of, and consolidates, two limited partnerships that qualify for federal affordable housing and historic tax credits under Section 42 of the Code. At March 31, 2008, the assets of the two entities totaled $37 million, the majority of which are collateral for the entities’ obligations, and were included in miscellaneous other property and investments in the Consolidated Balance Sheets.

PEC has an interest in and consolidates one limited partnership that invests in 17 low-income housing partnerships that qualify for federal and state tax credits. PEC also has an interest in one power plant resulting from long-term power purchase contracts. PEC has requested the necessary information to determine if the 17 partnerships and the power plant owner are variable interest entities or to identify the primary beneficiaries; all entities from which the necessary financial information was requested declined to provide the information to PEC and accordingly, PEC has applied the information scope exception in FIN 46R, paragraph 4(g), to the 17 partnerships and the power plant. PEC believes that if it is determined to be the primary beneficiary of these entities, the effect of consolidating the entities would result in increases to total assets, long-term debt and other liabilities, but would have an insignificant or no impact on PEC’s common stock equity, net earnings or cash flows. However, because PEC has not received any financial information from the counterparties, the impact cannot be determined at this time.

PEC also has interests in several other variable interest entities for which PEC is not the primary beneficiary. These arrangements include investments in 21 limited liability partnerships, limited liability corporations and venture capital funds and two building leases with special-purpose entities. At March 31, 2008, the aggregate maximum loss exposure that PEC could be required to record on its income statement as a result of these arrangements was $18 million, which primarily represents its net remaining investment in these entities. The creditors of these variable interest entities do not have recourse to the general credit of PEC in excess of the aggregate maximum loss exposure.

PEF

PEF has interests in four variable interest entities for which PEF is not the primary beneficiary. These arrangements include investments in one venture capital fund, one limited liability corporation, one building lease with a special-purpose entity and one operating lease with a special-purpose entity. At March 31, 2008, the aggregate maximum loss exposure that PEF could be required to record in its income statement as a result of these arrangements was $56 million. The majority of this exposure is related to a prepayment clause in the building lease of which $2 million had been prepaid at March 31, 2008. The creditors of these variable interest entities do not have recourse to the general credit of PEF in excess of the aggregate maximum loss exposure.

2.	NEW ACCOUNTING STANDARDS

Fair Value Measurements - Adoption of FASB Statements Nos. 157 and 159

Refer to Note 7 for information regarding our first quarter 2008 implementation of FASB Statement of Financial Accounting Standards SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision about whether to elect the fair value option is applied on an instrument by instrument basis, is irrevocable (unless a new election date occurs) and is applied to the entire financial instrument. SFAS No. 159 was effective for us and the Utilities on January 1, 2008. We and the utilities did not elect to adopt the fair value option for any financial instruments.

FASB Staff Position No. 39-1, An Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts

FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (FIN 39), specifies what conditions must be met for an entity to have the right to offset assets and liabilities in the balance sheet and clarifies when it is appropriate to offset amounts recognized for forward, interest rate swap, currency swap, option, and other conditional or exchange contracts. FIN 39 also permits offsetting of fair value amounts recognized for multiple contracts executed with the same counterparty under a master netting arrangement. On April 30, 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1, “An Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts” (FSP FIN 39-1), which amended portions of FIN 39 to make certain terms consistent with those used in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). FSP FIN 39-1 also amends FIN 39 to allow for the offsetting of fair value amounts for the right to reclaim collateral assets or liabilities arising from the same master netting arrangement as the derivative instruments. We implemented the FSP as of January 1, 2008, as a retrospective change in accounting principle for all financial statements presented. We and the Utilities previously offset fair value amounts recognized for derivative instruments under master netting arrangements. As allowed under FSP FIN 39-1, we and the Utilities changed our accounting policy effective January 1, 2008, and discontinued the offset of fair value amounts for such derivatives. The change had no impact on our or the Utilities’ results of operations or equity and resulted in increases in previously-reported December 31, 2007 assets and liabilities, as follows:

(in millions)	Progress Energy	PEC	PEF
Current assets	$54	$19	$35
Noncurrent assets	25	1	24
Current liabilities	54	19	35
Noncurrent liabilities	25	1	24

FASB Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161), which requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires significant quantitative disclosures to be presented in a tabular format, including disclosures of the location, by line item, of fair value amounts of derivative instruments in the balance sheet and the location, by line item, of amounts of derivative gains and losses reported in the income statement. SFAS No. 161 also requires entities to disclose information regarding the existence and nature of credit-risk-related contingent features included in derivative instruments that require the instrument to be settled or collateral posted in the event of a credit downgrade. SFAS No. 161 is effective for us and the Utilities on January 1, 2009. The adoption of SFAS No. 161 will change certain disclosures in the notes to the financial statments, but will have no impact on our or the Utilities' financial position or results of operations.

3.	DIVESTITURES

A.	TERMINALS OPERATIONS AND SYNTHETIC FUELS BUSINESSES

On March 7, 2008, we sold coal terminals and docks in West Virginia and Kentucky (Terminals) for $71 million in gross cash proceeds. The terminals have a total annual capacity in excess of 40 million tons for transloading, blending and storing coal and other commodities. Proceeds from the sale were used for general corporate purposes. As a result, during the three months ended March 31, 2008, we recorded an after-tax gain of $46 million on the sale of these assets. The accompanying consolidated financial statements have been restated for all periods presented to reflect the operations of Terminals as discontinued operations.

Prior to 2008, we had substantial operations associated with the production of coal-based solid synthetic fuels as defined under Section 29 (Section 29) of the Internal Revenue Code (the Code). The production and sale of these products qualified for federal income tax credits so long as certain requirements were satisfied. Synthetic fuels were generally not economical to produce and sell absent the credits. On September 14, 2007, we idled production of synthetic fuels at our majority-owned synthetic fuels facilities due to the high level of oil prices. On October 12, 2007, based upon the continued high level of oil prices, unfavorable oil price projections through the end of 2007, and the expiration of the synthetic fuels tax credit program at the end of 2007, we permanently ceased production of synthetic fuels at our majority-owned facilities. As a result of the expiration of the tax credit program, all of our synthetic fuels businesses were abandoned and all operations ceased as of December 31, 2007. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), operations must be abandoned prior to reporting them as discontinued operations. The accompanying consolidated income statements have been restated for all periods presented to reflect the abandoned operations of our synthetic fuels businesses as discontinued operations.

In addition, as discussed in Note 1B, the recognition of tax credits generated by the production and sale of synthetic fuels historically resulted in significant fluctuations in our effective tax rate for interim periods. Pursuant to the intraperiod tax allocation rules of SFAS No. 109, $10 million of tax levelization benefit, which is primarily related to the recognition of synthetic fuels tax credits, is included in the discontinued operations income tax benefit for the three months ended March 31, 2007.

Results of discontinued operations for the three months ended March 31 for Terminals and the synthetic fuels businesses were as follows:

(in millions)	2008	2007
Revenues	$17	$262
Earnings before income taxes and minority interest	10	15
Income tax benefit	3	53
Minority interest portion of synthetic fuel (earnings) losses	(1)	3
Net earnings from discontinued operations	12	71
Gain on disposal of discontinued operations, including income tax expense of $7	46	–
Earnings from discontinued operations	$58	$71

B.	CCO – GEORGIA OPERATIONS

On March 9, 2007, our subsidiary, Progress Ventures, Inc. (PVI), entered into a series of transactions to sell or assign substantially all of its Competitive Commercial Operations (CCO) physical and commercial assets and liabilities. Assets divested include approximately 1,900 megawatts (MW) of gas-fired generation assets in Georgia. The sale of the generation assets closed on June 11, 2007, for a net sales price of $615 million. We recorded an estimated loss of $226 million in December 2006. Based on the terms of the final agreement, during the quarter ended March 31, 2007, we reversed $16 million after-tax of the impairment recorded in 2006.

Additionally, on June 1, 2007, PVI closed the transaction involving the assignment of a contract portfolio consisting of full-requirements contracts with 16 Georgia electric membership cooperatives (the Georgia Contracts), forward gas and power contracts, gas transportation, structured power and other contracts to a third party. This represents substantially all of our nonregulated energy marketing and trading operations. As a result of the assignments, PVI made a net cash payment of $347 million, which represents the net cost to assign the Georgia Contracts and other related contracts. In the quarter ended June 30, 2007, we recorded a charge associated with the costs to exit the Georgia Contracts, and other related contracts, of $349 million after-tax. We used the net proceeds from these transactions for general corporate purposes.

The accompanying consolidated financial statements reflect the operations of CCO as discontinued operations. Interest expense has been allocated to discontinued operations based on their respective net assets, assuming a uniform debt-to-equity ratio across our operations. Pre-tax interest expense allocated for the three months ended March 31, 2007, was $8 million. We ceased recording depreciation upon classification of the assets as discontinued operations in December 2006. Results of CCO discontinued operations for the three months ended March 31 were as follows:

(in millions)	2007
Revenues	$252
Earnings before income taxes	70
Income tax expense	(27)
Net earnings from discontinued operations	43
Reversal of estimated loss on disposal of discontinued operations, including income tax benefit of $2	16
Earnings from discontinued operations	$59

C.	COAL MINING BUSINESSES

On March 7, 2008, we sold the remaining operations of Progress Fuels subsidiaries engaged in the coal mining business (Coal Mining) for gross cash proceeds of $23 million. These assets include Powell Mountain Coal Co. and Dulcimer Land Co., which consist of approximately 30,000 acres in Lee County, Va. and Harlan County, Ky. The property contains an estimated 40 million tons of high quality coal reserves. As a result of the sale, during the three months ended March 31, 2008, we recorded an after-tax gain of $7 million on the sale of these assets.

The accompanying consolidated financial statements reflect Coal Mining as discontinued operations. We ceased recording depreciation expense upon classification of Coal Mining as discontinued operations in November 2005. Results of Coal Mining discontinued operations for the three months ended March 31 were as follows:

(in millions)	2008	2007
Revenues	$2	$7
Loss before income taxes	(7)	(6)
Income tax benefit	1	2
Net loss from discontinued operations	(6)	(4)
Gain on disposal of discontinued operations, including income tax expense of $2	7	–
Earnings (loss) from discontinued operations	$1	$(4)

D.	OTHER DIVERSIFIED BUSINESSES

On October 2, 2006, we sold our natural gas drilling and production business (Gas) to EXCO Resources, Inc. for approximately $1.1 billion in net proceeds. Based on the net proceeds associated with the sale, we recorded an after-tax net gain on disposal of $300 million during the year ended December 31, 2006. We recorded an after-tax loss of $1 million (net of $1 million tax benefit) during the three months ended March 31, 2007, primarily related to working capital adjustments. The accompanying consolidated financial statements reflect the operations of Gas as discontinued operations.

On March 24, 2005, we completed the sale of Progress Rail Services Corporation (Progress Rail) to One Equity Partners LLC, a private equity firm unit of J.P. Morgan Chase & Co. During the three months ended March 31, 2008, we recorded an after-tax gain on disposal of $1 million in connection with a reduction of guarantees and indemnifications provided by Progress Fuels and Progress Energy for certain legal, tax and environmental matters to One Equity Partners, LLC (See Note 13B). The ultimate resolution of these matters could result in adjustments to the loss on disposal in future periods. The accompanying consolidated financial statements reflect the operations of Progress Rail as discontinued operations.

Also included in discontinued operations are earnings from other fuels businesses of $1 million, net of tax, for the three months ended March 31, 2007.

E.	NET ASSETS OF DISCONTINUED OPERATIONS

At December 31, 2007, the assets and liabilities of Terminals and the remaining assets and liabilities of Coal Mining operations were included in net assets to be divested. The major balance sheet classes included in assets and liabilities to be divested in the Consolidated Balance Sheets were as follows:

(in millions)	December 31, 2007
Inventory	$6
Other current assets	2
Total property, plant and equipment, net	38
Total other assets	6
Assets to be divested	$52
Accrued expenses	$3
Long-term liabilities	5
Liabilities to be divested	$8

F.	CEREDO SYNTHETIC FUELS INTERESTS

On March 30, 2007, our Progress Fuels subsidiary disposed of its 100 percent ownership interest in Ceredo, a subsidiary that produced and sold qualifying coal-based solid synthetic fuels, to a third-party buyer. In addition, we entered into an agreement to operate the Ceredo facility on behalf of the buyer. At closing, we received cash proceeds of $10 million and a non-recourse note receivable of $54 million. Payments on the note were due as we produced and sold qualifying synthetic fuels on behalf of the buyer. In accordance with the terms of the agreement, we received payments on the note related to 2007 production of $49 million during the year ended December 31, 2007, and a final payment of $5 million during the three months ended March 31, 2008. The note had an interest rate equal to the three-month London Inter Bank Offering Rate (LIBOR) rate plus 1%. The estimated fair value of the note at the inception of the transaction was $48 million. Under the terms of the agreement, the purchase price was reduced by $7 million during the three months ended March 31, 2008, based on the final value of the 2007 Section 29/45 tax credits.

Pursuant to the terms of the disposal agreement, the buyer had the right to unwind the transaction if an Internal Revenue Service (IRS) reconfirmation private letter ruling was not received by November 9, 2007, or if certain adverse changes in tax law, as defined in the agreement, occurred before November 19, 2007. The IRS reconfirmation private letter ruling was received on October 29, 2007, and no adverse change in tax law occurred prior to November 19, 2007. During the three months ended March 31, 2008, we recorded gains on disposal of $5 million based on the final value of the 2007 Section 29/45K tax credits. The operations of Ceredo ceased as of

December 31, 2007, and are recorded as discontinued operations for all periods presented. See discussion of the abandonment of our synthetic fuels operations at Note 3A.

On the date of the transaction, the carrying value of the disposed ownership interest totaled $37 million, which consisted primarily of the fair value of crude oil call options purchased in January 2007. Subsequent to the disposal, we remained the primary beneficiary of Ceredo and continued to consolidate Ceredo in accordance with FIN 46R, but recorded a 100 percent minority interest. In connection with the disposal, Progress Fuels and Progress Energy provided guarantees and indemnifications for certain legal and tax matters to the buyer. The ultimate resolution of these matters could result in adjustments to the gain on disposal in future periods. See general discussion of guarantees at Note 13B.

4.	REGULATORY MATTERS

A.	PEC RETAIL RATE MATTERS

BASE RATES

PEC’s base rates are subject to the regulatory jurisdiction of the NCUC and SCPSC. In June 2002, the North Carolina Clean Smokestacks Act (Clean Smokestacks Act) was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of nitrogen oxides (NOx) and sulfur dioxide (SO2) from their North Carolina coal-fired power plants in phases by 2013. The Clean Smokestacks Act froze North Carolina electric utility base rates for a five-year period, which ended December 31, 2007, unless there were extraordinary events beyond the control of the utilities or unless the utilities persistently earned a return substantially in excess of the rate of return established and found reasonable by the NCUC in the respective utility’s last general rate case. There were no adjustments to PEC’s base rates during the five-year period ended December 31, 2007. Subsequent to 2007, PEC’s current North Carolina base rates are continuing subject to traditional cost-based rate regulation.

During the rate freeze period, the legislation provided for a minimum amortization and recovery of 70 percent of the original estimated compliance costs of $813 million (or $569 million) while providing significant flexibility in the amount of annual amortization recorded from none up to $174 million per year. On March 23, 2007, PEC filed a petition with the NCUC requesting that it be allowed to amortize the remaining 30 percent (or $244 million) of the original estimated compliance costs for the Clean Smokestacks Act during 2008 and 2009, with discretion to amortize up to $174 million in either year. For the three months ended March 31, 2008 and 2007, PEC recognized amortization of $15 million and $8 million, respectively. PEC has recognized $584 million in cumulative amortization through March 31, 2008.

Additionally, among other things, PEC requested in its March 23, 2007 petition that the NCUC allow PEC to include in its rate base those eligible compliance costs exceeding the original estimated compliance costs and that PEC be allowed to accrue allowance for funds used during construction (AFUDC) on all eligible compliance costs in excess of the original estimated compliance costs. PEC also requested that any prudency review of PEC’s environmental compliance costs be deferred until PEC’s next ratemaking proceeding in which PEC seeks to adjust its base rates. On October 22, 2007, PEC filed with the NCUC a settlement agreement with the NCUC Public Staff, the Carolina Utility Customers Associations (CUCA) and the Carolina Industrial Group for Fair Utility Rates II (CIGFUR) supporting PEC’s proposal. The NCUC held a hearing on this matter on October 30, 2007. On December 20, 2007, the NCUC approved the settlement agreement on a provisional basis, with the NCUC indicating that it intended to initiate a review in 2009 to consider all reasonable alternatives and proposals related to PEC’s recovery of its Clean Smokestacks Act compliance costs in excess of the original estimated costs of $813 million. Additionally, the NCUC ordered that no portion of Clean Smokestacks Act compliance costs directly assigned, allocated or otherwise attributable to another jurisdiction shall be recovered from PEC’s retail North Carolina customers, even if recovery of these costs is disallowed or denied, in whole or in part, in another jurisdiction. We cannot predict the outcome of PEC’s recovery of eligible compliance costs exceeding the original estimated compliance costs.

See Note 12B for additional information about the Clean Smokestacks Act.

FUEL COST RECOVERY

On April 30, 2008, PEC filed with the SCPSC for an increase in the fuel rate charged to its South Carolina ratepayers. PEC is asking the SCPSC to approve a $39 million increase in fuel rates for under-recovered fuel costs associated with prior year settlements and to meet future expected fuel costs. If approved, the increase would take effect July 1, 2008 and would increase residential electric bills by $5.86 per 1,000 kilowatt-hours (kWh), or 6.1 percent, for fuel cost recovery. A hearing on the matter has been scheduled by the SCPSC for June 12, 2008. We cannot predict the outcome of this matter.

OTHER MATTERS

During 2007, the North Carolina legislature passed comprehensive energy legislation, which became law on August 20, 2007. Among other provisions, the law allows the utility to recover the costs of new demand-side management (DSM) and energy-efficiency programs through an annual DSM clause. The law allows PEC to capitalize those costs that are intended to produce future benefits and authorizes the NCUC to approve other forms of financial incentives to the utility for DSM and energy-efficiency programs. DSM programs include, but are not limited to, any program or initiative that shifts the timing of electricity use from peak to nonpeak periods and includes load management, electricity system and operating controls, direct load control, interruptible load and electric system equipment and operating controls. Energy-efficiency programs help our customers reduce energy use and reduce the emissions that contribute to global climate change. PEC has begun implementing a series of DSM and energy-efficiency programs and deferred an immaterial amount of implementation and program costs for future recovery. On April 29 and May 1, 2008, PEC filed for NCUC approval of a total of five DSM and energy-efficiency programs, including the EnergyWise™ and distribution system demand response programs discussed below.

On April 29, 2008, PEC filed for approval by the NCUC of its EnergyWise™ program, which is a residential program that offers customers an incentive to permit PEC to remotely adjust central air conditioning and heat pumps in PEC’s eastern control area and electric resistance heating and water heaters in PEC’s western control area in order to reduce peak demand. PEC’s goal for EnergyWise™ is to have the capability to reduce peak electricity demand by 200 MW by 2017.

Also on April 29, 2008, PEC filed for NCUC approval of its distribution system demand response program, which will provide additional capability for reducing and shifting peak electricity demand. The program also will reduce the level of natural electricity loss experienced over long distribution feeder lines, thereby eliminating the need for additional power generation to compensate for the line losses. PEC anticipates that the program will require an investment of approximately $260 million over five years and is expected to reduce peak demand by 250 MW. This distribution system investment is part of PEC’s broader “Smart Grid” strategy and is expected to provide a foundation for additional initiatives, including enhanced system reliability (through faster outage isolation and response) and new capabilities for incorporating renewable energy resources and other distributed generation into PEC’s energy mix. Such costs are expected to be recovered under the provisions of the North Carolina comprehensive energy legislation.

We cannot predict the outcome of the April 29 and May 1, 2008 filings or whether the proposed programs will produce the expected operational and economic results.

PEC filed a petition on November 30, 2007, with the SCPSC seeking authorization to create a deferred account for DSM and energy-efficiency expenses. On December 21, 2007, the SCPSC issued an order granting PEC’s petition. As a result, PEC has deferred an immaterial amount of implementation and program costs for future recovery in the South Carolina jurisdiction. PEC anticipates applying for a DSM and energy-efficiency clause to recover the costs of these programs in 2008. We cannot predict the outcome of this matter.

On February 29, 2008, the NCUC issued an order adopting final rules for implementing North Carolina’s comprehensive energy legislation. These rules provide filing requirements associated with the legislation. The order requires PEC to submit its first annual North Carolina Renewable Energy and Energy Efficiency Portfolio Standard (REPS) compliance plan by September 1, 2008, as part of its integrated resource plan. Under the new rules, beginning in 2009, PEC will also be required to file an annual REPS compliance report demonstrating the actions it has taken to comply with the REPS requirement. The rules measure compliance with the REPS requirement via renewable energy certificates (REC) earned after January 1, 2008. The NCUC will pursue a third-party REC tracking system, but will not develop or require participation in a REC trading platform at this time. The order also establishes a schedule and filing requirements for DSM and energy-efficiency cost recovery and financial incentives. Rates for the DSM and energy-efficiency clause and the REPS clause will be set based on projected costs with true-up provisions.

On April 30, 2008, PEC filed an Application for Certificate of Public Convenience and Necessity with the NCUC to construct a 600 MW combined cycle duel fuel capable generating facility at its Richmond County generation site. We cannot predict the outcome of this matter.

On April 30, 2008, PEC submitted a revised Open Access Transmission Tariff (OATT) filing, including a settlement agreement, with the FERC requesting an increase in transmission rates. The purpose of the filing was to implement formula rates for the PEC OATT in order to more accurately reflect the costs that PEC incurs in providing transmission service. In the filing, PEC proposed to move from a fixed revenue requirement to a formula rate, which allows for transmission rates to be updated each year based on the prior year’s actual costs. Settlement discussions were held with major customers prior to the filing and a settlement agreement was reached on all issues. The settlement proposed a formula rate with a rate of return on equity of 10.8 percent as well as recovery of the wholesale portion of the terminated GridSouth Transco, LLC (GridSouth) project startup costs over five years. If approved by FERC, the new rates would be effective July 1, 2008, and PEC estimates the impact of the new rates will increase 2008 revenues by $6 million to $8 million. We cannot predict the outcome of this matter.

In 2000, the FERC issued Order 2000, which set minimum characteristics and functions that regional transmission organizations (RTOs) must meet, including independent transmission service. In October 2000, as a result of Order 2000, PEC, along with Duke Energy Corporation and South Carolina Electric & Gas Company, filed an application with the FERC for approval of an RTO, GridSouth. In July 2001, the FERC issued an order provisionally approving GridSouth. However, in July 2001, the FERC issued orders recommending that companies in the southeastern United States engage in mediation to develop a plan for a single RTO. PEC participated in the mediation; no consensus was reached on creating a southeast RTO. On August 11, 2005, the GridSouth participants notified the FERC that they had terminated the GridSouth project. By order issued October 20, 2005, the FERC terminated the GridSouth proceeding.

On November 16, 2007, PEC petitioned the NCUC to allow it to establish a regulatory asset for PEC’s development costs of GridSouth pending disposition in a general rate proceeding. On January 14, 2008, the NCUC issued an order requesting interested parties to file comments regarding PEC’s petition on or before January 28, 2008. On February 11, 2008, PEC filed response comments. On December 20, 2007, the NCUC issued an order for one of the other GridSouth partners. As part of that order, the NCUC ruled that the utility’s GridSouth development costs should be amortized and recovered over a 10-year period beginning June 2002. Until the NCUC rules upon PEC’s petition, PEC will apply the same accounting treatment to its GridSouth development costs. PEC’s recorded investment in GridSouth totaled $22 million at March 31, 2008 and December 31, 2007. PEC expects to recover its GridSouth development costs based on precedent regulatory proceedings.  We cannot predict the outcome of this matter.

B.  PEF RETAIL RATE MATTERS

PASS-THROUGH CLAUSE COST RECOVERY

On August 10, 2006, Florida’s Office of Public Counsel (OPC) filed a petition with the FPSC asking that the FPSC require PEF to refund to ratepayers $143 million, plus interest, of alleged excessive past fuel recovery charges and SO2 allowance costs during the period 1996 to 2005. The OPC subsequently revised its claim to $135 million, plus interest. The OPC claimed that although Crystal River Unit 4 and Crystal River Unit 5 (CR4 and CR5) were designed to burn a blend of coals, PEF failed to act to lower ratepayers’ costs by purchasing the most economical blends of coal. During the period specified in the petition, PEF’s costs recovered through fuel recovery clauses were annually reviewed for prudence and approval by the FPSC. On July 31, 2007, the FPSC heard this matter. On October 10, 2007, the FPSC issued its order rejecting most of the OPC’s contentions. However, the 4-1 majority found that PEF had not been prudent in purchasing a portion of its coal requirements during the period from 2003 to 2005. Accordingly, the FPSC ordered PEF to refund its ratepayers approximately $14 million, inclusive of interest, over a 12-month period beginning January 1, 2008. For the year ended December 31, 2007, PEF recorded a pre-tax other operating expense of $12 million, interest expense of $2 million and an associated $14 million regulatory liability included within PEF’s deferred fuel cost at December 31, 2007. On October 25, 2007, the OPC requested the FPSC to reconsider its October 10, 2007 order asserting that the FPSC erred in not ordering a larger refund. PEF filed its opposition to the OPC’s request on November 1, 2007. On February 12, 2008, the FPSC denied the OPC’s request for reconsideration. Neither PEF nor OPC filed an appeal to the Florida Supreme Court of the FPSC’s October 10, 2007 order. The FPSC also ordered PEF to address whether it was prudent in its 2006 and 2007 coal purchases for CR4 and CR5. On October 4, 2007, PEF filed a motion to establish a separate docket on the prudence of its coal purchases for CR4 and CR5 for the years 2006 and 2007. On October 17, 2007, the FPSC granted that motion. The OPC filed testimony in support of its position to require PEF to refund at least $14 million for alleged excessive fuel recovery charges for 2006 coal purchases. PEF believes its coal procurement practices have been prudent. We anticipate that a hearing will be held on the 2006 and 2007 coal purchases in January 2009. We cannot predict the outcome of this matter.

On September 22, 2006, PEF filed a petition with the FPSC for Determination of Need to uprate Crystal River Unit No. 3 Nuclear Plant (CR3), bid rule exemption and recovery of the revenue requirements of the uprate through PEF’s fuel recovery clause. To the extent the expenditures are prudently incurred, PEF’s investment in the CR3 uprate is eligible for recovery through base rates. PEF’s petition would allow for more prompt recovery. The multi-stage uprate will increase CR3’s gross output by approximately 180 MW by 2012. PEF received NRC approval for a license amendment and implemented the first stage’s design modification on January 31, 2008, and will apply for the required license amendment for the third stage’s design modification. The petition filed with the FPSC included estimated project costs of approximately $382 million. These cost estimates may continue to change depending upon the results of more detailed engineering and development work and increased material, labor and equipment costs. On February 8, 2007, the FPSC issued an order approving the need certification petition and bid rule exemption. The request for recovery through PEF’s fuel recovery clause was transferred to a separate docket filed on January 16, 2007. On February 2, 2007, intervenors filed a motion to abate the cost-recovery portion of PEF’s request. On February 9, 2007, PEF requested that the FPSC deny the intervenors’ motion as legally deficient and without merit. On March 27, 2007, the FPSC denied the motion to abate and directed the staff of the FPSC to conduct a hearing to determine whether the revenue requirements of the uprate should be recovered through the fuel recovery clause. On May 4, 2007, PEF filed amended testimony clarifying the scope of the project. The FPSC held a hearing on this matter on August 7 and 8, 2007. The staff of the FPSC recommended that PEF be allowed to recover prudent and reasonable costs of Phase 1, estimated at $6 million of direct costs, through the fuel clause. The staff of the FPSC recommended that the costs of all other phases, estimated at $376 million, be considered in a base rate proceeding. On October 19, 2007, PEF filed a notice of withdrawal of its cost-recovery petition with the FPSC. On November 21, 2007, PEF filed a petition with the FPSC seeking cost recovery under Florida’s comprehensive energy legislation enacted in 2006, and the FPSC’s new nuclear cost-recovery rule. On February 13, 2008, PEF filed a notice of withdrawal of its cost-recovery petition with the FPSC. On February 29, 2008, PEF filed a petition for recovery of costs incurred in 2007 and 2006 under Florida’s comprehensive energy legislation and the FPSC’s nuclear cost-recovery rule based on the regulatory precedence established by a FPSC order to an unaffiliated Florida utility for a nuclear uprate project. The FPSC is scheduled to vote on this matter by October 2008. We cannot predict the outcome of this matter.

On May 1, 2008, PEF filed with the FPSC for an increase in the capacity cost-recovery charge under the FPSC nuclear cost-recovery rule. PEF is asking the FPSC to approve a $25 million increase in the capacity cost recovery revenue requirement for costs associated with the CR3 uprate. If approved, the increase would take effect with the first billing cycle for 2009 and would increase residential electric bills by $0.70 per 1,000 kWh. Also included in this filing was a revision to the estimate provided in the need determination proceeding to include indirect costs, for a total original estimate of $439 million. After PEF's completion of a transmission study and additional engineering studies, the current project estimate is $364 million. A hearing on the matter has been scheduled by the FPSC for September 2008, and the FPSC is scheduled to vote on this matter by October 2008. We cannot predict the outcome of this matter.

OTHER MATTERS

On March 11, 2008, PEF filed a petition for an affirmative Determination of Need for its proposed Levy Units 1 and 2 nuclear power plants, together with the associated facilities, including transmission lines and substation facilities. Levy Units 1 and 2 are needed to maintain electric system reliability and integrity, fuel and generating diversity and to continue to provide adequate electricity to its ratepayers at a reasonable cost. Levy Units 1 and 2 will be advanced passive light water nuclear reactors, each with a generating capacity of approximately 1,092 MW (summer rating). PEF proposes to place Levy Unit 1 in service by June 2016 and Levy Unit 2 in service by June 2017. The filed, non-binding project cost estimate for Levy Units 1 and 2 is approximately $14 billion for generating facilities and approximately $3 billion for associated transmission facilities. A hearing is scheduled for May 21-23, 2008, and a vote by the FPSC is scheduled for July 15, 2008. We cannot predict the outcome of this matter.

On March 11, 2008, PEF also filed a petition with the FPSC to open a discovery docket regarding the actual and projected costs of the proposed Levy nuclear project. PEF filed the petition to assist the FPSC in the timely and adequate review of the projects costs recoverable under the FPSC nuclear cost-recovery rule. On May 1, 2008, PEF filed a petition for recovery of both preconstruction and carrying charges on construction costs incurred or anticipated to be incurred during 2008 and 2009. Additionally, the filing included site selection costs of $38 million. Subsequent to an affirmative determination of need from the FPSC on the Levy nuclear project, PEF intends to file a formal petition to recover all prudently incurred costs under the FPSC nuclear cost-recovery rule. A decision by the FPSC on PEF’s 2008 cost-recovery filing is expected by October 2008. We cannot predict the outcome of this matter.

5.	EQUITY AND COMPREHENSIVE INCOME

A.  EARNINGS PER COMMON SHARE

A reconciliation of our weighted-average number of common shares outstanding for basic and dilutive earnings per share purposes follows:

	Three Months Ended March 31,
(in millions)	2008	2007
Weighted-average common shares – basic	259	254
Net effect of dilutive stock-based compensation plans	–	1
Weighted-average shares – fully dilutive	259	255

B.  COMPREHENSIVE INCOME

Progress Energy
	Three Months Ended March 31,
(in millions)	2008	2007
Net income	$209	$275
Other comprehensive income (loss)
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $-)	1	–
Change in unrecognized items for pension and other postretirement benefits (net of tax expense of $-)	–	1
Net unrealized losses on cash flow hedges (net of tax benefit of $6)	(9)	–
Other (net of tax benefit of $3)	–	(2)
Other comprehensive loss	(8)	(1)
Comprehensive income	$201	$274

PEC
	Three Months Ended March 31,
(in millions)	2008	2007
Net income	$123	$124
Other comprehensive loss
Net unrealized losses on cash flow hedges (net of tax benefit of $3 and $1, respectively)	(5)	(1)
Other (net of tax benefit of $1)	–	(4)
Other comprehensive loss	(5)	(5)
Comprehensive income	$118	$119

PEF
	Three Months Ended March 31,
(in millions)	2008	2007
Net income	$67	$61
Other comprehensive loss
Net unrealized losses on cash flow hedges (net of tax benefit of $3)	(4)	–
Other comprehensive loss	(4)	–
Comprehensive income	$63	$61

C.  COMMON STOCK

At December 31, 2007, we had 500 million shares of common stock authorized under our charter, of which approximately 260 million were outstanding. At December 31, 2007, we had approximately 50 million unissued shares of common stock reserved, primarily to satisfy the requirements of our stock plans. In 2002, the board of directors authorized meeting the requirements of the Progress Energy 401(k) Savings and Stock Ownership Plan (401(k)) and the Investor Plus Stock Purchase Plan with original issue shares. For the three months ended March 31, 2008 and 2007, respectively, we issued approximately 0.5 million shares and 1.5 million shares of common stock resulting in approximately $20 million and $65 million in proceeds. Included in these amounts were approximately 0.4 million shares and 0.2 millions shares, respectively, for proceeds of approximately $19 million and $11 million, respectively, to meet the requirements of the 401(k) and the Investor Plus Stock Purchase Plan.

6.	DEBT AND CREDIT FACILITIES AND FINANCING ACTIVITIES

Material changes, if any, to Progress Energy’s, PEC’s and PEF’s debt and credit facilities and financing activities since December 31, 2007, are described below.

On February 1, 2008, PEF paid at maturity $80 million of its 6.875% First Mortgage Bonds with available cash on hand and commercial paper borrowings.

On March 12, 2008, PEC and PEF amended their revolving credit agreements (RCA) with a syndication of financial institutions to extend the termination date by one year. The extensions were effective for both utilities on March 28, 2008. PEC’s RCA is now scheduled to expire on June 28, 2011, and PEF’s RCA is now scheduled to expire on March 28, 2011.

On March 13, 2008, PEC issued $325 million of First Mortgage Bonds, 6.30% Series due 2038. The proceeds were used to repay the maturity of PEC’s $300 million 6.650% Medium-Term Notes, Series D, due April 1, 2008 and the remainder was placed in temporary investments for general corporate use as needed.

On April 14, 2008, we amended our RCA with a syndication of financial institutions to extend the termination date by one year. The extension was effective on May 3, 2008. Our RCA is now scheduled to expire on May 3, 2012.

7.	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under GAAP, and requires enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 also establishes a fair value hierarchy that categorizes and prioritizes the inputs that should be used to estimate fair value. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays for us the effective date of SFAS No. 157 until January 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

We implemented SFAS No. 157 as of January 1, 2008, for all recurring financial assets and liabilities. The adoption of SFAS No. 157 for recurring financial assets and liabilities did not have a material impact on our or the Utilities' financial position or results of operations. We utilized the deferral provision of FSP No. FAS 157-2 for all nonrecurring nonfinancial assets and liabilities within its scope. Major categories of our assets and liabilities to which the deferral applies include reporting units and long-lived asset groups measured at fair value for impairment purposes, asset retirement obligations initially recognized at fair value, and nonfinancial liabilities for exit and disposal costs and indemnifications initially measured at fair value. We do not expect the January 1, 2009 adoption of SFAS No. 157 for nonrecurring nonfinancial assets and liabilities to have a material impact on our or the Utilities' financial position or results of operations.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). SFAS No. 157 permits the use of a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient and requires the use of market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, corroborated by market data, or generally unobservable. SFAS No. 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, and requires fair value measurements to be categorized based on the observability of those inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 – The pricing inputs are unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives and listed equities.

Level 2 – The pricing inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards, swaps and options, certain marketable debt securities, and financial instruments traded in less than active markets.

Level 3 – The pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments may include longer-term instruments that extend into periods where quoted prices or other observable inputs are not available. At each balance sheet date, we perform an analysis of all instruments subject to SFAS No. 157 and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

The following tables set forth by level within the fair value hierarchy our and the Utilities’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Progress Energy
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$–	$372	$55	$427
Nuclear decommissioning trust funds	785	528	–	1,313
Other marketable securities	9	40	–	49
Total assets	$794	$940	$55	$1,789

Liabilities:
Commodity derivatives	$–	$(10)	$–	$(10)
Interest rate derivatives	–	(7)	–	(7)
CVO derivatives	–	(34)	–	(34)
Total liabilities	$–	$(51)	$–	$(51)

PEC
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$–	$37	$12	$49
Nuclear decommissioning trust funds	444	327	–	771
Total assets	$444	$364	$12	$820

Liabilities:
Commodity derivatives	$–	$(1)	$–	$(1)
Total liabilities	$–	$(1)	$–	$(1)
PEF
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$–	$335	$43	$378
Nuclear decommissioning trust funds	341	201	–	542
Total assets	$341	$536	$43	$920

Liabilities:
Commodity derivatives	$–	$(9)	$–	$(9)
Interest rate derivatives	–	(7)	–	(7)
Total liabilities	$–	$(16)	$–	$(16)

The determination of the fair values above incorporates various factors required under SFAS No. 157, including risks of nonperformance by us or our counterparties. Such risks consider not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits or letters of credit), but also the impact of our and the Utilities’ credit risk on our liabilities.

Commodity and interest rate derivatives reflect positions held by us and the Utilities. Most over-the-counter commodity and interest rate derivatives are valued using financial models which utilize observable inputs for similar instruments, and are classified within Level 2. Other derivatives are valued utilizing inputs that are not observable for substantially the full term of the contract, or for which the impact of the unobservable period is significant to the fair value of the derivative. Such derivatives are classified within Level 3. See Note 9 for discussion of risk management activities and derivative transactions.

Nuclear decommissioning trust funds reflect the assets of the Utilities’ nuclear decommissioning trusts, as discussed in Note 13 of the 2007 Form 10-K. The assets of the trusts are invested primarily in exchange-traded equity securities (classified within Level 1) and marketable debt securities, most of which are valued using Level 1 inputs for similar instruments, and are classified within Level 2.

Other marketable securities represent available-for-sale debt and equity securities used to fund certain employee benefit costs.

We issued Contingent Value Obligations (CVOs) in connection with the acquisition of Florida Progress Corporation (Florida Progress), as discussed in Note 15 in the 2007 Form 10-K. The CVOs are derivatives recorded at fair value based on quoted prices from a less than active market, and are classified as Level 2.

The following tables set forth a reconciliation of changes in the fair value of our and the Utilities’ commodity derivatives classified as Level 3 in the fair value hierarchy.

Progress Energy
(in millions)
Derivatives, net at January 1, 2008	$26
Total gains (losses), realized and unrealized:
Included in earnings	–
Included in other comprehensive income	–
Deferred as regulatory assets and liabilities, net	29
Purchases, issuances and settlements, net	–
Transfers in (out) of Level 3, net	–
Derivatives, net at March 31, 2008	$55

PEC
(in millions)
Derivatives, net at January 1, 2008	$6
Total gains (losses), realized and unrealized:
Included in earnings	–
Included in other comprehensive income	–
Deferred as regulatory assets and liabilities, net	6
Purchases, issuances and settlements, net	–
Transfers in (out) of Level 3, net	–
Derivatives, net at March 31, 2008	$12

PEF
(in millions)
Derivatives, net at January 1, 2008	$20
Total gains (losses), realized and unrealized:
Included in earnings	–
Included in other comprehensive income	–
Deferred as regulatory assets and liabilities, net	23
Purchases, issuances and settlements, net	–
Transfers in (out) of Level 3, net	–
Derivatives, net at March 31, 2008	$43

Unrealized gains and losses on derivatives are deferred as regulatory liabilities or assets consistent with ratemaking treatment.

Transfers in (out) of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. There were no transfers into or out of Level 3 during the period.

8.	BENEFIT PLANS

We have noncontributory defined benefit retirement plans that provide pension benefits for substantially all full-time employees. We also have supplementary defined benefit pension plans that provide benefits to higher-level employees. In addition to pension benefits, we provide contributory other postretirement benefits (OPEB), including certain health care and life insurance benefits, for retired employees who meet specified criteria. The components of the net periodic benefit cost for the respective Progress Registrants for the three months ended March 31 were:

Progress Energy
	Pension Benefits		Other Postretirement Benefits
(in millions)	2008	2007	2008	2007
Service cost	$12	$11	$2	$2
Interest cost	31	30	8	9
Expected return on plan assets	(41)	(39)	(2)	(1)
Amortization of actuarial loss (a)	3	4	1	1
Other amortization, net (a)	–	–	1	1
Net periodic cost	$5	$6	$10	$12

(a)  Adjusted to reflect PEF’s rate treatment. See Note 16B in the 2007 Form 10-K.
PEC
	Pension Benefits		Other Postretirement Benefits
(in millions)	2008	2007	2008	2007
Service cost	$6	$5	$1	$1
Interest cost	14	14	4	5
Expected return on plan assets	(16)	(15)	(1)	(1)
Amortization of actuarial loss	2	3	–	1
Net periodic cost	$6	$7	$4	$6

PEF
	Pension Benefits		Other Postretirement Benefits
(in millions)	2008	2007	2008	2007
Service cost	$4	$4	$1	$1
Interest cost	13	13	3	3
Expected return on plan assets	(21)	(21)	–	–
Other amortization, net	–	–	1	1
Net periodic (benefit) cost	$(4)	$(4)	$5	$5

9.	RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

We are exposed to various risks related to changes in market conditions. We have a risk management committee that includes senior executives from various business groups. The risk management committee is responsible for administering risk management policies and monitoring compliance with those policies by all subsidiaries. Under our risk policy, we may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. Such instruments contain credit risk if the counterparty fails to perform under the contract. We minimize such risk by performing credit reviews using, among other things, publicly available credit ratings of such counterparties. Potential nonperformance by counterparties is not expected to have a material effect on our financial position or results of operations.

As discussed in Note 7, in connection with the acquisition of Florida Progress during 2000, the Parent issued 98.6 million CVOs. The CVOs are derivatives and are recorded at fair value. The unrealized loss/gain recognized due to changes in fair value is recorded in other, net on the Consolidated Statements of Income. At March 31, 2008, and December, 31, 2007, the CVO liability included in other liabilities and deferred credits on our Consolidated Balance Sheets was $34 million.

A.  COMMODITY DERIVATIVES

GENERAL

Most of our commodity contracts are not derivatives pursuant to SFAS No. 133 or qualify and are elected as normal purchases or sales pursuant to SFAS No. 133. Therefore, such contracts are not recorded at fair value.

In 2003, PEC recorded a $38 million pre-tax ($23 million after-tax) fair value loss transition adjustment pursuant to the provisions of FASB Derivatives Implementation Group Issue C20, “Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature” (DIG Issue C20). The related liability is being amortized to earnings over the term of the related contract (See Note 11). At March 31, 2008, and December 31, 2007, the remaining liability was $9 million and $10 million, respectively.

DISCONTINUED OPERATIONS

On January 8, 2007, we entered into derivative contracts to hedge economically a portion of our 2007 synthetic fuels cash flow exposure to the risk of rising oil prices over an average annual oil price range of $63 to $77 per barrel on a New York Mercantile Exchange (NYMEX) basis. The notional quantity of these oil price hedge instruments was 25 million barrels and provided protection for the equivalent of approximately 8 million tons of 2007 synthetic fuels production. The cost of the hedges was approximately $65 million. The contracts were marked-to-market with changes in fair value recorded through earnings. These contracts ended on December 31, 2007, and were settled for cash on January 8, 2008, with no material impact to 2008 earnings. Approximately 34 percent of the notional quantity of these contracts was entered into by Ceredo. As discussed in Notes 1C and 3F, we disposed of our 100 percent ownership interest in Ceredo on March 30, 2007. Progress Energy is the primary beneficiary of, and continues to consolidate Ceredo in accordance with FIN 46R, with a 100 percent minority interest. Consequently, subsequent to the disposal there is no net earnings impact from Ceredo’s operations, which ceased as of December 31, 2007. At December 31, 2007, the $234 million fair value of these contracts, including $79 million at Ceredo, was included in receivables, net on the Consolidated Balance Sheet. The contracts ended on December 31, 2007, and were settled for cash on January 8, 2008, with no material impact to 2008 earnings. For the three months ended March 31, 2007, we recorded net pre-tax gains of $45 million related to these contracts, including $15 million attributable to Ceredo, of which less than $1 million was attributed to minority interest for the portion of the gain subsequent to disposal.

ECONOMIC DERIVATIVES

Derivative products, primarily electricity and natural gas contracts, may be entered into from time to time for economic hedging purposes. While management believes the economic hedges mitigate exposures to fluctuations in commodity prices, these instruments are not designated as hedges for accounting purposes and are monitored consistent with trading positions. We manage open positions with strict policies that limit our exposure to market risk and require daily reporting to management of potential financial exposures.

The Utilities have derivative instruments related to their exposure to price fluctuations on fuel oil and natural gas purchases. These instruments receive regulatory accounting treatment. Unrealized gains and losses are recorded in regulatory liabilities and regulatory assets on the Balance Sheets, respectively, until the contracts are settled. Once settled, any realized gains or losses are passed through the fuel clause. During the quarters ended March 31, 2008 and 2007, PEC recorded a net realized gain of less than $1 million. During the quarters ended March 31, 2008 and 2007, PEF recorded a net realized gain of $16 million and a net realized loss of $17 million, respectively.

The December 31, 2007 balances presented below reflect the retrospective adoption of FSP FIN 39-1 (See Note 2).

At March 31, 2008, the fair value of PEC’s commodity derivative instruments was recorded as a $13 million short-term derivative asset position included in prepayments and other current assets and $36 million long-term derivative asset position included in other assets and deferred debits on the PEC Consolidated Balance Sheet. At December 31, 2007, the fair value of such instruments were recorded as a $19 million long-term derivative asset position included in other assets and deferred debits and a $4 million short-term derivative liability included in other current liabilities on the PEC Consolidated Balance Sheet. PEC had no cash collateral position at March 31, 2008 or December 31, 2007.

At March 31, 2008, the fair value of PEF’s commodity derivative instruments was recorded as a $204 million short-term derivative asset position included in current derivative assets, a $174 million long-term derivative asset position included in derivative assets, a $4 million short-term liability position included in derivative liabilities, and a $5 million long-term derivative liability position included in other liabilities and deferred credits on the PEF Balance Sheet. At December 31, 2007, the fair value of such instruments were recorded as a $83 million short-term derivative asset position included in current derivative assets, a $100 million long-term derivative asset position included in derivative assets, a $38 million short-term liability position included in derivative liabilities, and a $9 million long-term derivative liability position included in other liabilities and deferred credits on the PEF Balance Sheet. PEF had a $51 million cash collateral liability at March 31, 2008, included in other current liabilities on the PEF Balance Sheet, and no cash collateral position at December 31, 2007.

CASH FLOW HEDGES

PEC designates a portion of commodity derivative instruments as cash flow hedges under SFAS No. 133. The objective for holding these instruments is to hedge exposure to market risk associated with fluctuations in the price of power for our forecasted sales. Realized gains and losses are recorded net in operating revenues. At March 31, 2008, and December 31, 2007, neither we nor the Utilities had material outstanding positions in such contracts. The ineffective portion of commodity cash flow hedges was not material to our or the Utilities’ results of operations for the three months ended March 31, 2008 and 2007.

At March 31, 2008, and December 31, 2007, the amount recorded in our or PEC’s accumulated other comprehensive income related to commodity cash flow hedges was not material and PEF had no amount recorded in accumulated other comprehensive income related to commodity cash flow hedges.

B.  INTEREST RATE DERIVATIVES – FAIR VALUE OR CASH FLOW HEDGES

We use cash flow hedging strategies to reduce exposure to changes in cash flow due to fluctuating interest rates. We use fair value hedging strategies to reduce exposure to changes in fair value due to interest rate changes. The notional amounts of interest rate derivatives are not exchanged and do not represent exposure to credit loss. In the event of default by the counterparty, the exposure in these transactions is the cost of replacing the agreements at current market rates.

CASH FLOW HEDGES

The fair values of open interest rate hedges at March 31, 2008, and December 31, 2007, were as follows:

	March 31, 2008			December 31, 2007
(in millions)	Progress Energy	PEC	PEF	Progress Energy	PEC	PEF
Fair value of liabilities	$(7)	$–	$(7)	$(12)	$(12)	$–

Gains and losses from cash flow hedges are recorded in accumulated other comprehensive income and amounts reclassified to earnings are included in net interest charges as the hedged transactions occur. Amounts in accumulated other comprehensive income related to terminated hedges are reclassified to earnings as the interest expense is recorded. The ineffective portion of interest rate cash flow hedges for the three months ended March 31, 2008 and 2007, was not material to our or the Utilities’ results of operations.

The following table presents selected information related to our interest rate cash flow hedges included in accumulated other comprehensive income at March 31, 2008:

(term in years/millions of dollars)	Progress Energy	PEC	PEF
Maximum term	Less than 1	–	Less than 1
Accumulated other comprehensive loss, net of tax(a)	$(31)	$(15)	$(12)
Portion expected to be reclassified to earnings during the next 12 months(b)	$(3)	$(1)	$(1)

(a)     Includes amounts related to terminated hedges.
(b)	Actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in interest rates.

At December 31, 2007, including amounts related to terminated hedges, we had $24 million of after-tax deferred losses, including $12 million of after-tax deferred losses at PEC and $8 million of after-tax deferred losses at PEF, recorded in accumulated other comprehensive income related to interest rate cash flow hedges.

At December 31, 2007, PEC had $200 million notional of interest rate cash flow hedges. All of PEC’s forward starting swaps were terminated on March 13, 2008, in conjunction with PEC’s issuance of $325 million of First Mortgage Bonds, 6.30% Series due 2038. The effective portion of the hedges is included in accumulated other comprehensive income and will be amortized to interest expense over the life of the related debt.

In January 2008, PEF entered into a combined $200 million notional of forward starting swaps to mitigate exposure to interest rate risk in anticipation of future debt issuance. On May 1, 2008, PEF entered into a $50 million notional 10-year forward starting swap and a $100 million notional 30-year forward starting swap to mitigate exposure to interest rate risk in anticipation of future debt issuances.

FAIR VALUE HEDGES

For interest rate fair value hedges, the change in the fair value of the hedging derivative is recorded in net interest charges and is offset by the change in the fair value of the hedged item. At March 31, 2008, and December 31, 2007, we and the Utilities had no open interest rate fair value hedges.

10.	FINANCIAL INFORMATION BY BUSINESS SEGMENT

Our reportable PEC and PEF business segments are primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. These electric operations also distribute and sell electricity to other utilities, primarily on the east coast of the United States.

In addition to the reportable operating segments, the Corporate and Other segment includes the operations of the Parent and PESC and other miscellaneous nonregulated businesses that do not separately meet the quantitative disclosure requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as a separate business segment. The profit or loss of our reportable segments plus the profit or loss of Corporate and Other represents our total income from continuing operations.

Income of discontinued operations is not included in the table presented below. For comparative purposes, the prior year results have been restated to conform to the current segment presentation. The following information is for the three months ended March 31:

				Income (Loss)
	Revenues			From Continuing
(in millions)	Unaffiliated	Intersegment	Total	Operations	Assets
2008
PEC	$1,068	$–	$1,068	$122	$12,287
PEF	996	–	996	66	10,307
Corporate and Other	2	82	84	(39)	16,489
Eliminations	–	(82)	(82)	–	(12,539)
Totals	$2,066	$–	$2,066	$149	$26,544

2007
PEC	$1,058	$–	$1,058	$123
PEF	1,011	–	1,011	60
Corporate and Other	3	86	89	(34)
Eliminations	–	(86)	(86)	–
Totals	$2,072	$–	$2,072	$149

11.	OTHER INCOME AND OTHER EXPENSE

Other income and expense includes interest income and other income and expense items as discussed below. Nonregulated energy and delivery services include power protection services and mass market programs such as surge protection, appliance services and area light sales, and delivery, transmission and substation work for other utilities. AFUDC equity represents the estimated equity costs of capital funds necessary to finance the construction of new regulated assets. CVOs unrealized gain or loss is due to changes in fair value. See Note 15 in the 2007 Form 10-K for more information on CVOs. The components of other, net as shown on the accompanying Statements of Income were as follows:

Progress Energy
	Three Months Ended March 31,
(in millions)	2008	2007
Other income
Nonregulated energy and delivery services income	$7	$9
DIG Issue C20 amortization (see Note 9A)	1	–
CVOs unrealized gain	–	1
Investment gains	1	1
Income from equity investments	–	1
AFUDC equity	23	9
Other	3	5
Total other income	35	26
Other expense
Nonregulated energy and delivery services expenses	4	6
Donations	4	4
Investment losses	3	–
Loss from equity investments	1	2
Other	5	3
Total other expense	17	15
Other, net	$18	$11

PEC
	Three Months Ended March 31,
(in millions)	2008	2007
Other income
Nonregulated energy and delivery services income	$3	$2
DIG Issue C20 amortization (see Note 9A)	1	–
Income from equity investments	–	2
Investment gains	1	–
AFUDC equity	4	2
Other	3	4
Total other income	12	10
Other expense
Nonregulated energy and delivery services expenses	1	2
Donations	2	2
Loss from equity investments	1	1
Other	4	2
Total other expense	8	7
Other, net	$4	$3

PEF
	Three Months Ended March 31,
(in millions)	2008	2007
Other income
Nonregulated energy and delivery services income	$4	$7
AFUDC equity	19	7
Other	1	–
Total other income	24	14
Other expense
Nonregulated energy and delivery services expenses	3	5
Donations	2	2
Investment losses	2	–
Total other expense	7	7
Other, net	$17	$7

12.	ENVIRONMENTAL MATTERS

We are subject to regulation by various federal, state and local authorities in the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. We believe that we are in substantial compliance with those environmental regulations currently applicable to our business and operations and believe we have all necessary permits to conduct such operations. Environmental laws and regulations frequently change and the ultimate costs of compliance cannot always be precisely estimated.

A. HAZARDOUS AND SOLID WASTE

The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), authorize the United States Environmental Protection Agency (EPA) to require the cleanup of hazardous waste sites. This statute imposes retroactive joint and several liabilities. Some states, including North Carolina, South Carolina and Florida, have similar types of statutes. We are periodically notified by regulators, including the EPA and various state agencies, of our involvement or potential involvement in sites that may require investigation and/or remediation. There are presently several sites with respect to which we have been notified of our potential liability by the EPA, the state of North Carolina, the state of Florida, or potentially responsible party (PRP) groups as described below in greater detail. Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. PEC and PEF are each PRPs at several manufactured gas plant (MGP) sites. We are also currently in the process of assessing potential costs and exposures at other sites. These costs are eligible for regulatory recovery through either base rates or cost-recovery clauses. Both PEC and PEF evaluate potential claims against other PRPs and insurance carriers and plan to submit claims for cost recovery where appropriate. The outcome of these potential claims cannot be predicted. No material claims are currently pending. A discussion of sites by legal entity follows.

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

The following table contains information about accruals for environmental remediation expenses described below. Accruals for probable and estimable costs related to various environmental sites, which were included in other liabilities and deferred credits on the Balance Sheets, were:

(in millions)	March 31, 2008	December 31, 2007
PEC
MGP and other sites(a)	$15	$16
PEF
Remediation of distribution and substation transformers	27	31
MGP and other sites	17	17
Total PEF environmental remediation accruals(b)	44	48
Total Progress Energy environmental remediation accruals	$59	$64

(a)	Expected to be paid out over one to five years.
(b)	Expected to be paid out over one to fifteen years.

PROGRESS ENERGY

In addition to the Utilities’ sites, discussed under “PEC” and “PEF” below, our environmental sites include the following related to our nonregulated operations.

On March 24, 2005, we completed the sale of our Progress Rail subsidiary. In connection with the sale, we incurred indemnity obligations related to certain pre-closing liabilities, including certain environmental matters (See Note 13B).

PEC

For the three months ended March 31, 2008, including the Ward Transformer site and MGP sites discussed below, PEC accrued approximately $1 million and spent approximately $2 million, primarily related to the Ward Transformer site. For the three months ended March 31, 2007, PEC reduced its accrual by approximately $5 million, primarily related to the Ward Transformer site, and spent approximately $1 million. PEC defers and amortizes certain environmental remediation expenses in accordance with orders received from the NCUC and SCPSC.

PEC has recorded a minimum estimated total remediation cost for all of its remaining MGP sites based upon its historical experience with remediation of several of its MGP sites. The maximum amount of the range for all the sites cannot be determined at this time as one of the remaining sites is significantly larger than the sites for which we have historical experience. Actual experience may differ from current estimates, and it is probable that estimates will continue to change in the future.

During the fourth quarter of 2004, the EPA advised PEC that it had been identified as a PRP at the Ward Transformer site located in Raleigh, N.C. The EPA offered PEC and a number of other PRPs the opportunity to negotiate cleanup of the site and reimbursement to the EPA for the EPA’s past expenditures in addressing conditions at the site. Subsequently, PEC and other PRPs signed a settlement agreement, which requires the participating PRPs to remediate the site. During 2007, the PRP agreement was amended to include an additional participating PRP, which reduced PEC’s allocable share, and the estimated scope of work increased. These factors resulted in a net reduction to PEC’s accrual for this site. At December 31, 2007, PEC’s recorded liability for the site was approximately $6 million. Actual experience may differ from current estimates, and it is probable that estimates will continue to change in the future. The outcome of this matter cannot be predicted.

The EPA has also proposed, but not yet selected, a final remedial action plan to address stream segments downstream from the Ward Transformer site. The outcome of this matter cannot be predicted.

PEF

PEF has received approval from the FPSC for recovery through the Environmental Cost Recovery Clause (ECRC) of the majority of costs associated with the remediation of distribution and substation transformers. Under agreements with the Florida Department of Environmental Protection (FDEP), PEF is in the process of examining distribution transformer sites and substation sites for mineral oil-impacted soil remediation caused by equipment integrity issues. PEF has reviewed a number of distribution transformer sites and all substation sites. Based on changes to the estimated time frame for inspections of distribution transformer sites, PEF currently expects to have completed this review by the end of 2008. Should further sites be identified, PEF believes that any estimated costs would also be recovered through the ECRC. For the three months ended March 31, 2008 and 2007, PEF accrued approximately $2 million due to increases in estimated remediation costs and spent approximately $6 million and $5 million, respectively, related to the remediation of transformers. At March 31, 2008, PEF had recorded a regulatory asset for the probable recovery of these costs through the ECRC.

The amounts for MGP and other sites, in the table above, relate to two former MGP sites and other sites associated with PEF that have required or are anticipated to require investigation and/or remediation. The amounts include approximately $12 million in insurance claim settlement proceeds received in 2004, which are restricted for use in addressing costs associated with environmental liabilities. For the three months ended March 31, 2008 and 2007, PEF made no additional accruals or material expenditures.

B.	AIR AND WATER QUALITY

We are subject to various current federal, state and local environmental compliance laws and regulations governing air and water quality, resulting in capital expenditures and increased O&M expenses. These compliance laws and regulations include the Clean Air Interstate Rule (CAIR), the Clean Air Visibility Rule (CAVR), the NOx SIP Call Rule under Section 110 of the Clean Air Act (NOx SIP Call), the Clean Smokestacks Act and mercury regulation. PEC’s and PEF’s environmental compliance capital expenditures related to these regulations began in 2002 and 2005, respectively. At March 31, 2008, cumulative environmental compliance capital expenditures to date with regard to these environmental laws and regulations were $1.753 billion, including $1.274 billion at PEC and $479 million at PEF. At December 31, 2007, cumulative environmental compliance capital expenditures to date with regard to these environmental laws and regulations were $1.567 billion, including $1.244 billion at PEC and $323 million at PEF.

As discussed in Note 4A, in June 2002, the Clean Smokestacks Act was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of NOx and SO2 from their North Carolina coal-fired power plants in phases by 2013. Two of PEC’s largest coal-fired generating units (the Roxboro No. 4 and Mayo Units) impacted by the Clean Smokestacks Act are jointly owned. Pursuant to joint ownership agreements, the joint owners are required to pay a portion of the costs of owning and operating these plants. PEC has determined that the most cost-effective Clean Smokestacks Act compliance strategy is to maximize the SO2 removal from its larger coal-fired units, including Roxboro No. 4 and Mayo, so as to avoid the installation of expensive emission controls on its smaller coal-fired units. In order to address the joint owner's concerns that such a compliance strategy would result in a disproportionate share of the cost of compliance for the jointly owned units, PEC entered into an agreement with the joint owner to limit its aggregate costs associated with capital expenditures to comply with the Clean Smokestacks Act to approximately $38 million. PEC recorded a related liability for the joint owner's share of estimated costs in excess of the contract amount. At March 31, 2008 and December 31, 2007, the amount of the liability was $25 million and $30 million, respectively, based upon the respective estimates for the remaining Clean Smokestacks Act compliance costs. During the three months ended March 31, 2008, PEC made no additional accruals and spent approximately $5 million that exceeded the joint owner limit. Because PEC has taken a system-wide compliance approach, its North Carolina retail ratepayers have significantly benefited from the strategy of focusing emission reduction efforts on the jointly owned units, and, therefore, PEC believes that any costs in excess of the joint owner’s share should be recovered from North Carolina retail ratepayers, consistent with other capital expenditures associated with PEC’s compliance with the Clean Smokestacks Act. In a settlement agreement provisionally approved by the NCUC on December 20, 2007, eligible compliance costs in excess of the joint owner’s share will be treated in the same manner as PEC’s Clean Smokestacks Act compliance costs in excess of the original estimated compliance costs, as ultimately approved by the NCUC (See Note 4A).

13.	COMMITMENTS AND CONTINGENCIES

Contingencies and significant changes to the commitments discussed in Note 22 in the 2007 Form 10-K are described below.

A.	PURCHASE OBLIGATION

PROGRESS ENERGY

As part of our ordinary course of business, we enter into various long- and short-term contracts for fuel requirements at our generating plants. Through March 31, 2008, contracts procured through our subsidiaries have increased our aggregate purchase obligations for fuel and purchased power by $4.287 billion from $17.644 billion, as stated in Note 22A in the 2007 Form 10-K. This increase is discussed under “PEC” and “PEF” below.

PEC

Through March 31, 2008, PEC’s fuel and purchase power commitments increased by $3.248 billion from $5.078 billion, as stated in Note 22A in the 2007 Form 10-K. This increase is primarily related to coal purchase commitments, of which approximately $2 billion will be incurred through 2012, with the remainder incurred through 2018.

PEF

Through March 31, 2008, PEF’s fuel and purchase power commitments increased by $1.039 billion from $12.566 billion as stated in Note 22A in the 2007 Form 10-K. Approximately $640 million of this increase is due to coal purchase commitments, of which approximately $191 million will be incurred through 2012, with the remainder incurred through 2018. Additionally, approximately $470 million of the increase will be incurred in the period 2014 through 2027 and is due to the impact of rising natural gas prices under a long-term gas supply agreement that was entered into in December 2004. Payments under this agreement are based on a published market price index. Contractual obligations under this contract are based on estimated future market prices.

B.	GUARANTEES

As a part of normal business, we enter into various agreements providing future financial or performance assurances to third parties, which are outside the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). Such agreements include guarantees, standby letters of credit and surety bonds. At March 31, 2008, we do not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included in the accompanying Balance Sheets.

At March 31, 2008, we have issued guarantees and indemnifications of and for certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses, which are within the scope of FIN 45. Related to the sales of businesses, the latest specified notice period extends until 2013 for the majority of legal, tax and environmental matters provided for in the indemnification provisions. Indemnifications for the performance of assets extend to 2016. For certain matters for which we receive timely notice, our indemnity obligations may extend beyond the notice period. Certain indemnifications have no limitations as to time or maximum potential future payments. In 2005, PEC entered into an agreement with the joint owner of certain facilities at the Mayo and Roxboro plants to limit their aggregate costs associated with capital expenditures to comply with the Clean Smokestacks Act and recognized a liability related to this indemnification (See Note 12B). PEC’s maximum exposure cannot be determined. At March 31, 2008, the estimated maximum exposure for guarantees and indemnifications for which a maximum exposure is determinable was $458 million, including $32 million at PEF. At March 31, 2008 and December 31, 2007, we have recorded liabilities related to guarantees and indemnifications to third parties of approximately $78 million and $80 million, respectively. These amounts include $25 million and $30 million, respectively, for PEC and $8 million for PEF at March 31, 2008, and December 31, 2007. During the three months ended March 31, 2008, PEC made no additional accruals and spent approximately $5 million that exceeded the joint owner limit. As current estimates change, it is possible that additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded in the future. In addition, the Parent and a subsidiary have has issued $300 million of guarantees for certain payments of two wholly owned indirect subsidiaries. See Note 14 for additional information.

C.  OTHER COMMITMENTS AND CONTINGENCIES

SPENT NUCLEAR FUEL MATTERS

Pursuant to the Nuclear Waste Policy Act of 1982, the Utilities entered into contracts with the United States Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

The DOE failed to begin taking spent nuclear fuel by January 31, 1998. In January 2004, the Utilities filed a complaint in the United States Court of Federal Claims against the DOE, claiming that the DOE breached the Standard Contract for Disposal of Spent Nuclear Fuel by failing to accept spent nuclear fuel from our various facilities on or before January 31, 1998. Approximately 60 cases involving the government’s actions in connection with spent nuclear fuel are currently pending in the Court of Federal Claims. The Utilities have asserted nearly $91 million in damages incurred between January 31, 1998 and December 31, 2005; the time period set by the court for damages in this case. The Utilities will be free to file subsequent damages claims as they incur additional costs.

A trial was held in November 2007, and closing arguments presented on April 4, 2008. We expect a ruling later in 2008. The Utilities cannot predict the outcome of this matter. In the event that the Utilities recover damages in this matter, such recovery is not expected to have a material impact on the Utilities’ results of operations given the anticipated regulatory and accounting treatment.

In July 2002, Congress passed an override resolution to Nevada’s veto of the DOE’s proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nev. In January 2003, the state of Nevada; Clark County, Nev.; and the city of Las Vegas petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the Congressional override resolution. These same parties also challenged the EPA’s radiation standards for Yucca Mountain. On July 9, 2004, the Court rejected the challenge to the constitutionality of the resolution approving Yucca Mountain, but ruled that the EPA was wrong to set a 10,000-year compliance period in the radiation protection standard. In August 2005, the EPA issued new proposed standards. The proposed standards include a 1,000,000-year compliance period in the radiation protection standard. Comments were due November 21, 2005, and are being reviewed by the EPA. The DOE originally planned to submit a license application to the NRC to construct the Yucca Mountain facility by the end of 2004. However, in November 2004, the DOE announced it would not submit the license application until mid-2005 or later. The DOE did not submit the license application in 2005 and subsequently reported that the license application would be submitted by June 2008 if full funding was obtained for the project. The DOE requested $545 million for fiscal year 2007 and received $445 million. The DOE requested $495 million for fiscal year 2008. However, Congress passed an appropriations bill which allocates $390 million in fiscal year 2008 for DOE’s Yucca Mountain repository program. Despite the cuts in requested funding, the DOE is expected to submit the license application by the end of June 2008.

On October 19, 2007, the DOE certified the regulatory compliance of the document database that will be used by all parties involved in the federal licensing process for the Yucca Mountain facility. The NRC did not uphold the DOE’s prior certification in 2004 in response to challenges from the state of Nevada. The state again is expected to challenge the DOE’s certification process. The DOE has stated that if legislative changes requested by the Bush administration are enacted, the repository may be able to accept spent nuclear fuel starting in 2017, but 2020 is more likely due to anticipated litigation by the state of Nevada. The Utilities cannot predict the outcome of this matter.

With certain modifications and additional approvals by the NRC, including the installation of on-site dry cask storage facilities at PEC’s Robinson Nuclear Plant, PEC’s Brunswick Nuclear Plant and CR3, the Utilities’ spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on their respective systems through the expiration of the operating licenses, including any license extensions, for their nuclear generating units. PEC’s Shearon Harris Nuclear Plant (Harris) has sufficient storage capacity in its spent fuel pools through the expiration of its operating license, including any license extensions.

SYNTHETIC FUELS MATTERS

A number of our subsidiaries and affiliates are parties to two lawsuits arising out of an Asset Purchase Agreement dated as of October 19, 1999, by and among U.S. Global, LLC (Global); the Earthco synthetic fuels facilities (Earthco); certain affiliates of Earthco; EFC Synfuel LLC (which is owned indirectly by Progress Energy, Inc.) and certain of its affiliates, including Solid Energy LLC; Solid Fuel LLC; Ceredo Synfuel LLC; Gulf Coast Synfuel LLC (currently named Sandy River Synfuel LLC) (collectively, the Progress Affiliates), as amended by an amendment to Purchase Agreement as of August 23, 2000 (the Asset Purchase Agreement). Global has asserted (1) that pursuant to the Asset Purchase Agreement, it is entitled to an interest in two synthetic fuels facilities currently owned by the Progress Affiliates and an option to purchase additional interests in the two synthetic fuels facilities, (2) that it is entitled to damages because the Progress Affiliates prohibited it from procuring purchasers for the synthetic fuels facilities and (3) a number of tort claims related to the contracts.

The first suit, U.S. Global, LLC v. Progress Energy, Inc. et al. (the Florida Global Case), asserts the above claims in a case filed in the Circuit Court for Broward County, Fla., in March 2003, and requests an unspecified amount of compensatory damages, as well as declaratory relief. The Progress Affiliates have answered the Complaint by generally denying all of Global’s substantive allegations and asserting numerous substantial affirmative defenses. The case is at issue, but neither party has requested a trial. The parties are currently engaged in discovery in the Florida Global Case.

The second suit, Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC (the North Carolina Global Case), was filed by the Progress Affiliates in the Superior Court for Wake County, N.C., seeking declaratory relief consistent with our interpretation of the Asset Purchase Agreement. Global was served with the North Carolina Global Case on April 17, 2003.

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

In December 2006, we reached agreement with Global to settle an additional claim in the suit related to amounts due to Global that were placed in escrow pursuant to a defined tax event. Upon the successful resolution of the IRS audit of the Earthco synthetic fuels facilities in 2006, and pursuant to a settlement agreement, the escrow totaling $42 million as of December 31, 2006, was paid to Global in January 2007.

In January 2008, Global agreed to simplify the Florida action by dismissing the tort claims. The Florida Global Case continues now under contract theories alone. The case is scheduled to go to trial in April 2009. We cannot predict the outcome of this matter.

OTHER LITIGATION MATTERS

We and our subsidiaries are involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. Where appropriate, we have made accruals and disclosures in accordance with SFAS No. 5 "Accounting for Contingencies" to provide for such matters. In the opinion of management, the final disposition of pending litigation would not have a material adverse effect on our consolidated results of operations or financial position.

14.	CONDENSED CONSOLIDATING STATEMENTS

As discussed in Note 23 in the 2007 Form 10-K, we have guaranteed certain payments of two wholly owned indirect subsidiaries, FPC Capital I (the Trust) and Florida Progress Funding Corporation (Funding Corp.) since September 2005. Our guarantees are joint and several, full and unconditional and are in addition to the joint and several, full and unconditional guarantees previously issued to the Trust and Funding Corp. by Florida Progress. Our subsidiaries have provisions restricting the payment of dividends to the Parent in certain limited circumstances and as disclosed in Note 12B in the 2007 Form 10-K, there were no restrictions on PEC’s or PEF’s retained earnings.

The Trust is a special-purpose entity and was deconsolidated in 2003 in accordance with the provisions of FIN 46R. The deconsolidation was not material to our financial statements. Separate financial statements and other disclosures concerning the Trust have not been presented because we believe that such information is not material to investors.

Presented below are the condensed consolidating Statements of Income, Balance Sheets and Cash Flows as required by Rule 3-10 of Regulation S-X. In these condensed consolidating statements, the Parent column includes the financial results of the parent holding company only. The Subsidiary Guarantor column includes the consolidated financial results of Florida Progress only, which is primarily comprised of its wholly owned subsidiary PEF. The Other column includes the consolidated financial results of all other non-guarantor subsidiaries, primarily our wholly owned subsidiary PEC,  and elimination entries for all intercompany transactions. Financial statements for PEC and PEF are separately presented elsewhere in this Form 10-Q. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries. The financial information may not necessarily be indicative of results of operations or financial position had the Subsidiary Guarantor or other non-guarantor subsidiaries operated as independent entities. The accompanying condensed consolidating financial statements have been restated for all periods presented to reflect the operations of Terminals and the synthetic fuels businesses as discontinued operations as described in Note 3A.

Condensed Consolidating Statement of Income Three months ended March 31, 2008
(in millions)	Parent	Subsidiary Guarantor	Other	Progress Energy, Inc.
Operating revenues	$–	$998	$1,068	$2,066
Operating expenses
Fuel used in electric generation	–	341	356	697
Purchased power	–	183	49	232
Operation and maintenance	–	203	240	443
Depreciation and amortization	–	76	130	206
Taxes other than on income	–	71	50	121
Other	–	2	–	2
Total operating expenses	–	876	825	1,701
Operating income	–	122	243	365
Other income, net	4	15	6	25
Interest charges, net	48	51	54	153
(Loss) income from continuing operations before income tax, equity in earnings of consolidated subsidiaries and minority interest	(44)	86	195	237
Income tax (benefit) expense	(18)	27	75	84
Equity in earnings of consolidated subsidiaries	235	–	(235)	–
Minority interest in subsidiaries’ income, net of tax	–	(4)	–	(4)
Income (loss) from continuing operations	209	55	(115)	149
Discontinued operations, net of tax	–	56	4	60
Net income (loss)	$209	$111	$(111)	$209

Condensed Consolidating Statement of Income Three months ended March 31, 2007
(in millions)	Parent	Subsidiary Guarantor	Other	Progress Energy, Inc.
Operating revenues	$–	$1,014	$1,058	$2,072
Operating expenses
Fuel used in electric generation	–	385	351	736
Purchased power	–	163	58	221
Operation and maintenance	5	175	240	420
Depreciation and amortization	–	97	122	219
Taxes other than on income	–	74	50	124
Other	–	(1)	2	1
Total operating expenses	5	893	823	1,721
Operating (loss) income	(5)	121	235	351
Other income, net	6	8	5	19
Interest charges, net	49	44	49	142
(Loss) income from continuing operations before income tax, equity in earnings of consolidated subsidiaries and minority interest	(48)	85	191	228
Income tax (benefit) expense	(20)	25	67	72
Equity in earnings of consolidated subsidiaries	302	–	(302)	–
Minority interest in subsidiaries’ income, net of tax	–	(7)	–	(7)
Income (loss) from continuing operations	274	53	(178)	149
Discontinued operations, net of tax	1	29	96	126
Net income (loss)	$275	$82	$(82)	$275

Condensed Consolidating Balance Sheet March 31, 2008
(in millions)	Parent	Subsidiary Guarantor	Other	Progress Energy, Inc.
Utility plant, net	$–	$7,921	$9,065	$16,986
Current assets
Cash and cash equivalents	19	83	298	400
Receivables, net	–	313	454	767
Notes receivable from affiliated companies	35	38	(73)	–
Derivative assets	–	204	13	217
Prepayments and other current assets	37	525	652	1,214
Total current assets	91	1,163	1,344	2,598
Deferred debits and other assets
Investment in consolidated subsidiaries	11,325	–	(11,325)	–
Goodwill	–	–	3,655	3,655
Derivative assets	–	174	36	210
Other assets and deferred debits	147	1,507	1,441	3,095
Total deferred debits and other assets	11,472	1,681	(6,193)	6,960
Total assets	$11,563	$10,765	$4,216	$26,544
Capitalization
Common stock equity	$8,518	$3,243	$(3,243)	$8,518
Preferred stock of subsidiaries – not subject to mandatory redemption	–	34	59	93
Minority interest	–	2	4	6
Long-term debt, affiliate	–	309	(38)	271
Long-term debt, net	2,597	2,687	3,107	8,391
Total capitalization	11,115	6,275	(111)	17,279
Current liabilities
Current portion of long-term debt	–	497	700	1,197
Notes payable to affiliated companies	–	175	(175)	–
Other current liabilities	404	1,156	629	2,189
Total current liabilities	404	1,828	1,154	3,386
Deferred credits and other liabilities
Noncurrent income tax liabilities	–	51	237	288
Regulatory liabilities	–	1,544	1,231	2,775
Other liabilities and deferred credits	44	1,067	1,705	2,816
Total deferred credits and other liabilities	44	2,662	3,173	5,879
Total capitalization and liabilities	$11,563	$10,765	$4,216	$26,544

Condensed Consolidating Balance Sheet December 31, 2007
(in millions)	Parent	Subsidiary Guarantor	Other	Progress Energy, Inc.
Utility plant, net	$–	$7,600	$9,005	$16,605
Current assets
Cash and cash equivalents	185	43	27	255
Receivables, net	–	574	593	1,167
Notes receivable from affiliated companies	157	149	(306)	–
Derivative assets	–	83	2	85
Assets to be divested	–	48	4	52
Prepayments and other current assets	21	595	654	1,270
Total current assets	363	1,492	974	2,829
Deferred debits and other assets
Investment in consolidated subsidiaries	10,969	–	(10,969)	–
Goodwill	–	1	3,654	3,655
Derivative assets	–	100	19	119
Other assets and deferred debits	149	1,475	1,533	3,157
Total deferred debits and other assets	11,118	1,576	(5,763)	6,931
Total assets	$11,481	$10,668	$4,216	$26,365
Capitalization
Common stock equity	$8,422	$3,052	$(3,052)	$8,422
Preferred stock of subsidiaries – not subject to mandatory redemption	–	34	59	93
Minority interest	–	81	3	84
Long-term debt, affiliate	–	309	(38)	271
Long-term debt, net	2,597	2,686	3,183	8,466
Total capitalization	11,019	6,162	155	17,336
Current liabilities
Current portion of long-term debt	–	577	300	877
Notes payable to affiliated companies	–	227	(227)	–
Liabilities to be divested	–	8	–	8
Other current liabilities	416	1,237	764	2,417
Total current liabilities	416	2,049	837	3,302
Deferred credits and other liabilities
Noncurrent income tax liabilities	–	59	302	361
Regulatory liabilities	–	1,330	1,224	2,554
Other liabilities and deferred credits	46	1,068	1,698	2,812
Total deferred credits and other liabilities	46	2,457	3,224	5,727
Total capitalization and liabilities	$11,481	$10,668	$4,216	$26,365

Condensed Consolidating Statement of Cash Flows Three months ended March 31, 2008
(in millions)	Parent	Subsidiary Guarantor	Other	Progress Energy, Inc.
Net cash (used) provided by operating activities	$(55)	$393	$439	$777
Investing activities
Gross property additions	–	(446)	(172)	(618)
Nuclear fuel additions	–	–	(41)	(41)
Proceeds from sales of discontinued operations and other assets, net of cash divested	–	94	1	95
Proceeds from sales of assets to affiliated companies	–	8	(8)	–
Purchases of available-for-sale securities and other investments	–	(247)	(241)	(488)
Proceeds from sales of available-for-sale securities and other investments	–	247	226	473
Changes in advances to affiliates	122	111	(233)	–
Other investing activities	(97)	14	77	(6)
Net cash provided (used) by investing activities	25	(219)	(391)	(585)
Financing activities
Issuance of common stock	20	–	–	20
Dividends paid on common stock	(159)	–	–	(159)
Payments of short-term debt with original maturities greater than 90 days	(176)	–	–	(176)
Net increase in short-term debt	180	–	–	180
Proceeds from issuance of long-term debt, net	–	–	322	322
Retirement of long-term debt	–	(80)	–	(80)
Cash distributions to minority interests of consolidated subsidiaries	–	(85)	–	(85)
Dividends paid to parent	–	(3)	3	–
Changes in advances from affiliates	–	(53)	53	–
Other financing activities	(1)	87	(155)	(69)
Net cash (used) provided by financing activities	(136)	(134)	223	(47)
Net (decrease) increase in cash and cash equivalents	(166)	40	271	145
Cash and cash equivalents at beginning of period	185	43	27	255
Cash and cash equivalents at end of period	$19	$83	$298	$400

Condensed Consolidating Statement of Cash Flows Three months ended March 31, 2007
(in millions)	Parent	Subsidiary Guarantor	Other	Progress Energy, Inc.
Net cash (used) provided by operating activities	$(8)	$31	$293	$316
Investing activities
Gross property additions	–	(262)	(209)	(471)
Nuclear fuel additions	–	(23)	(38)	(61)
Proceeds from sales of discontinued operations and other assets, net of cash divested	–	25	5	30
Purchases of available-for-sale securities and other investments	–	(44)	(148)	(192)
Proceeds from sales of available-for-sale securities and other investments	21	44	187	252
Changes in advances to affiliates	(180)	37	143	–
Other investing activities	(2)	(5)	7	–
Net cash used by investing activities	(161)	(228)	(53)	(442)
Financing activities
Issuance of common stock	65	–	–	65
Dividends paid on common stock	(155)	–	–	(155)
Net increase in short-term debt	117	–	–	117
Changes in advances from affiliates	–	187	(187)	–
Other financing activities	(1)	11	(43)	(33)
Net cash provided (used) by financing activities	26	198	(230)	(6)
Net (decrease) increase in cash and cash equivalents	(143)	1	10	(132)
Cash and cash equivalents at beginning of period	153	40	72	265
Cash and cash equivalents at end of period	$10	$41	$82	$133

 ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is separately filed by Progress Energy, Inc. (Progress Energy), Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC) and Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF). As used in this report, Progress Energy, which includes Progress Energy, Inc. holding company (the Parent) and its regulated and nonregulated subsidiaries on a consolidated basis, is at times referred to as “we,” “us” or “our.” When discussing Progress Energy’s financial information, it necessarily includes the results of PEC and PEF (collectively, the Utilities). The term “Progress Registrants” refers to each of the three separate registrants: Progress Energy, PEC and PEF. Information contained herein relating to PEC and PEF individually is filed by such company on its own behalf. Neither of the Utilities makes any representation as to information related solely to Progress Energy or the subsidiaries of Progress Energy other than itself.

The following MD&A contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Safe Harbor for Forward-Looking Statements” and Item 1A, “Risk Factors” found within Part II of this Form 10-Q and Item 1A, “Risk Factors” to the Progress Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007 (2007 Form 10-K) for a discussion of the factors that may impact any such forward-looking statements made herein.

Amounts reported in the interim statements of income are not necessarily indicative of amounts expected for the respective annual or future periods due to the effects of weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, among other factors.

This discussion should be read in conjunction with the accompanying financial statements found elsewhere in this report and in conjunction with the 2007 Form 10-K.

PROGRESS ENERGY

RESULTS OF OPERATIONS

Our reportable operating business segments are PEC and PEF, which are primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina, and Florida, respectively.

Our “Corporate and Other” segment primarily includes the operations of the Parent, Progress Energy Service Company, LLC (PESC) and other miscellaneous nonregulated businesses that do not separately meet the quantitative disclosure requirements as a separate business segment.

As discussed more fully in Note 3 and “Results of Operations – Discontinued Operations,” in accordance with our business strategy to reduce our business risk and to focus on the core operations of the Utilities, the majority of our nonregulated business operations have been divested. These operations have been classified as discontinued operations in the accompanying financial statements. Consequently, the composition of other continuing segments has been impacted by these divestitures. For comparative purposes, prior year results have been restated to conform to the current presentation. In this section, earnings and the factors affecting earnings for the three months ended March 31, 2008, are compared to the same period in 2007. The discussion begins with a summarized overview of our consolidated earnings, which is followed by a more detailed discussion and analysis by business segment.

OVERVIEW

For the quarter ended March 31, 2008, our net income was $209 million, or $0.81 per share, compared to net income of $275 million, or $1.08 per share, for the same period in 2007. For each of the quarters ended March 31, 2008 and 2007, our income from continuing operations was $149 million. Our income from continuing operations as compared to prior year was positively impacted by:

•	favorable allowance for funds used during construction (AFUDC) equity at PEF;
•	favorable retail customer growth and usage at PEC;
•	increased retail rates at PEF;
•	lower purchased power expense at PEC due to the expiration of a power buyback agreement; and
•	higher wholesale revenues at PEF.

Offsetting these items were:

•	lower wholesale revenues at PEC;
•	higher depreciation and amortization expense excluding prior year recoverable storm amortization at the Utilities;
•	higher interest expense at PEF due to higher average debt outstanding;
•	unfavorable retail customer growth and usage at PEF; and
•	unfavorable weather at PEC.

Our segments contributed the following profits or losses for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in millions)	2008	2007
Business Segment
PEC	$122	$123
PEF	66	60
Total segment profit	188	183
Corporate and Other	(39)	(34)
Income from continuing operations	149	149
Discontinued operations, net of tax	60	126
Net income	$209	$275

PROGRESS ENERGY CAROLINAS

PEC contributed segment profits of $122 million and $123 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in profits for the three months ended March 31, 2008, compared to the same period in 2007, was primarily due to lower wholesale revenues, higher North Carolina Clean Smokestacks Act (Clean Smokestacks Act) amortization and the unfavorable impact of weather, partially offset by the favorable impact of retail customer growth and usage and lower purchased power expense due to the expiration of a power buyback agreement.

The revenue table below presents the total amount and percentage change of revenues excluding fuel. Revenues excluding fuel is defined as total electric revenues less fuel revenues. We and PEC consider revenues excluding fuel a useful measure to evaluate PEC’s electric operations because fuel revenues primarily represent the recovery of fuel and a portion of purchased power expenses through cost-recovery clauses and, therefore, do not have a material impact on earnings. We and PEC have included the analysis below as a complement to the financial information we provide in accordance with accounting principles generally accepted in the United States of America (GAAP). However, revenues excluding fuel is not defined under GAAP, and the presentation may not be comparable to other companies’ presentation or more useful than the GAAP information provided elsewhere in this report.

REVENUES

PEC’s electric revenues for the three months ended March 31, 2008 and 2007, and the amount and percentage change by customer class were as follows:

(in millions)	Three Months Ended March 31,
Customer Class	2008	Change	% Change	2007
Residential	$426	$2	0.5	$424
Commercial	262	8	3.1	254
Industrial	168	3	1.8	165
Governmental	23	1	4.5	22
Total retail revenues	879	14	1.6	865
Wholesale	181	(13)	(6.7)	194
Unbilled	(17)	8	–	(25)
Miscellaneous	24	1	4.3	23
Total electric revenues	1,067	10	0.9	1,057
Less: Fuel revenues	(390)	(15)	–	(375)
Revenues excluding fuel	$677	$(5)	(0.7)	$682

PEC’s electric energy sales for the three months ended March 31, 2008 and 2007, and the amount and percentage change by customer class were as follows:

(in millions of kWh)	Three Months Ended March 31,
Customer Class	2008	Change	% Change	2007
Residential	4,678	(62)	(1.3)	4,740
Commercial	3,278	33	1.0	3,245
Industrial	2,772	(49)	(1.7)	2,821
Governmental	333	6	1.8	327
Total retail energy sales	11,061	(72)	(0.6)	11,133
Wholesale	3,772	(184)	(4.7)	3,956
Unbilled	(241)	102	–	(343)
Total kWh sales	14,592	(154)	(1.0)	14,746

PEC’s revenues, excluding fuel revenues of $390 million and $375 million for the three months ended March 31, 2008 and 2007, respectively, decreased $5 million. The decrease in revenues excluding fuel is primarily due to $15 million lower wholesale revenues and the $6 million unfavorable impact of weather, partially offset by the $14 million favorable impact of retail customer growth and usage. Lower wholesale revenues excluding fuel are primarily due to $12 million lower excess generation revenues driven by unfavorable market conditions in 2008 compared to 2007 resulting from higher fuel costs. The unfavorable impact of weather was equally driven by heating and cooling degree days lower than 2007. Both heating and cooling degree days were also lower than normal. Favorable retail customer growth and usage was driven by a 26,000 customer increase in PEC's average net number of customers for the three months ended March 31, 2008, compared to the same period in 2007, and by an increase in the average usage per retail customer.

Total retail revenues increased for the three months ended March 31, 2008, despite a decrease in total retail energy sales for the same period primarily due to the impact of increased fuel revenues as a result of higher energy costs and the recovery of prior year fuel costs.

The decline in general economic conditions, including weakness in the housing markets in both Florida and the United States, has contributed to a slowdown in customer growth and usage in PEF's service territory (See "Progress Energy Florida - Revenues"). PEC has not been as significantly impacted by the decline in general economic conditions as PEF.

EXPENSES

Fuel and Purchased Power

Fuel and purchased power costs represent the costs of generation, which include fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and a portion of purchased power expenses are recovered primarily through cost-recovery clauses, and as such, changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that are subject to recovery is deferred for future collection from or refund to customers.

Fuel and purchased power expenses were $405 million for the three months ended March 31, 2008, which represents a $4 million decrease compared to the same period in 2007. Current year purchased power costs were $9 million lower than the three months ended March 31, 2007, primarily due to the expiration of a power buyback agreement with North Carolina Eastern Municipal Power Agency (Power Agency). Additionally, deferred fuel expense decreased $11 million due to the implementation of the North Carolina comprehensive energy legislation. The decrease in deferred fuel expense was partially offset by an increase of $10 million due to the collection in the current year of prior years’ under-recovery.

Depreciation and Amortization

Depreciation and amortization expense was $126 million for the three months ended March 31, 2008, which represents a $9 million increase compared to the same period in 2007. Depreciation and amortization expense increased primarily due to $7 million higher Clean Smokestacks Act amortization and the impact of depreciable asset base increases.

Income Tax Expense

Income tax expense increased $6 million for the three months ended March 31, 2008, as compared to the same period in 2007, primarily due to $4 million prior year changes in tax estimates, the $3 million unfavorable tax impact of employee benefits and the $2 million tax impact of higher pre-tax earnings, partially offset by the $2 million impact of tax levelization. GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. PEC’s income tax expense was decreased by $3 million for the three months ended March 31, 2008 compared to a decrease of $1 million for the three months ended March 31, 2007, in order to maintain an effective tax rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

PROGRESS ENERGY FLORIDA

PEF contributed segment profits of $66 million and $60 million for the three months ended March 31, 2008 and 2007, respectively. The increase in profits for the three months ended March 31, 2008, compared to the same period in 2007, was primarily due to favorable AFUDC, an increase in retail rates and higher wholesale revenues, partially offset by higher interest charges, the unfavorable impact of retail customer growth and usage and higher depreciation and amortization expense excluding prior year recoverable storm amortization.

The revenue table below presents the total amount and percentage change of revenues excluding fuel and other pass-through revenues. Revenues excluding fuel and other pass-through revenues is defined as total electric revenues less fuel and other pass-through revenues. We and PEF consider revenues excluding fuel and other pass-through revenues a useful measure to evaluate PEF’s electric operations because fuel and other pass-through revenues primarily represent the recovery of fuel, purchased power and other pass-through expenses through cost-recovery clauses and, therefore, do not have a material impact on earnings. We and PEF have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, revenues excluding fuel and other pass-through revenues is not defined under GAAP, and the presentation may not be comparable to other companies’ presentation or more useful than the GAAP information provided elsewhere in this report.

REVENUES

PEF’s electric revenues for the three months ended March 31, 2008 and 2007, and the amount and percentage change by customer class were as follows:

(in millions)	Three Months Ended March 31,
Customer Class	2008	Change	% Change	2007
Residential	$464	$(27)	(5.5)	$491
Commercial	242	(5)	(2.0)	247
Industrial	69	(5)	(6.8)	74
Governmental	67	–	–	67
Total retail revenues	842	(37)	(4.2)	879
Wholesale	103	23	28.8	80
Unbilled	6	(2)	–	8
Miscellaneous	45	1	2.3	44
Total electric revenues	996	(15)	(1.5)	1,011
Less: Fuel and other pass-through revenues	(608)	37	–	(645)
Revenues excluding fuel and other pass-through revenues	$388	$22	6.0	$366

PEF’s electric energy sales for the three months ended March 31, 2008 and 2007, and the amount and percentage change by customer class are as follows:

(in millions of kWh)	Three Months Ended March 31,
Customer Class	2008	Change	% Change	2007
Residential	4,005	(150)	(3.6)	4,155
Commercial	2,661	37	1.4	2,624
Industrial	865	(30)	(3.4)	895
Governmental	767	19	2.5	748
Total retail energy sales	8,298	(124)	(1.5)	8,422
Wholesale	1,390	220	18.8	1,170
Unbilled	220	30	–	190
Total kWh sales	9,908	126	1.3	9,782

PEF’s revenues, excluding fuel and other pass-through revenues of $608 million and $645 million for the three months ended March 31, 2008 and 2007, respectively, increased $22 million. The increase in revenues was primarily due to base rate increases and increased wholesale revenues, partially offset by unfavorable retail customer growth and usage. The increase in base rates was $19 million; Hines 4 being placed in service contributed $10 million in additional revenues and the transfer of Hines 2 cost recovery from the fuel clause to base rates contributed $9 million. These base rate changes occurred in accordance with PEF’s most recent base rate agreement. Wholesale revenues, excluding fuel and other pass-through revenues increased $8 million primarily due to two new contracts with one major customer and a contract amendment with another major customer. In accordance with the contracts’ terms, the full financial impact of the new and amended contract changes will not be realized until later in 2008. PEF’s base rate and wholesale revenue favorability was partially offset by the unfavorable retail customer growth and usage impact of $7 million.

PEF believes that the decline in general economic conditions, including weakness in the housing markets in both Florida and the United States, has contributed to a slowdown in customer growth and usage in its service territory. In addition to lower average usage per customer, PEF experienced significantly lower customer growth in the first quarter of 2008 than had been experienced in recent periods. PEF’s average number of net customers for the three months ended March 31, 2008, compared to the same period in 2007 increased 7,000 customers. In comparison, PEF's average number of net customers for the three months ended March 31, 2007, compared to the same period in 2006, increased 31,000 customers.

PEF has secured and is pursuing additional wholesale contracts that will mitigate, to a certain extent, the impact of lower retail revenues. PEF cannot predict whether or to what extent the trends of declining usage per customer and lower customer growth will continue to negatively impact retail revenues or, if they do continue, the extent to which increased wholesale revenues may offset such a negative impact.

EXPENSES

Fuel and Purchased Power

Fuel and purchased power costs represent the costs of generation, which include fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and purchased power expenses are recovered primarily through cost-recovery clauses and, as such, changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that are subject to recovery is deferred for future collection from or refund to customers.

Fuel and purchased power expenses were $524 million for the three months ended March 31, 2008, which represents a $24 million decrease compared to the same period in 2007. Fuel used in electric generation decreased $44 million to $341 million compared to the same period in 2007. This decrease was due to lower deferred fuel expense of $88 million, partially offset by increased current year fuel costs of $44 million. The lower deferred fuel expense was primarily due to the regulatory approval to lower the fuel factor for customers effective January 2008 as a result of over-recovery of fuel costs in the prior year. The increase in current year fuel costs was primarily due to a change in generation mix as a percentage of generation supplied by natural gas in response to plant outages and higher system requirements. Purchased power costs were $20 million higher for the three months ended March 31, 2008, due to increased current year purchases of $19 million as a result of higher fuel costs.

Operation and Maintenance

Operation and maintenance expenses (O&M) were $203 million for the three months ended March 31, 2008, which represents a $28 million increase when compared to the same period in 2007. O&M expenses increased $26 million related to an increase in storm damage reserves, which began in August 2007 and will continue through August 2008, and $3 million related to higher outage restoration, partially offset by a $5 million sales and use tax audit adjustment and $4 million lower environmental cost recovery (ECRC) costs due to deferral of expenses. The storm damage reserve and ECRC expenses are recovered through cost-recovery clauses and, therefore, have no material impact on earnings.

Depreciation and Amortization

Depreciation and amortization expense was $76 million for the three months ended March 31, 2008, which represents a $21 million decrease compared to the same period in 2007. Depreciation and amortization expense decreased $26 million due to lower amortization of unrecovered storm restoration costs, partially offset by the impact of depreciable asset base increases. Storm restoration costs, which were fully amortized in August 2007, were recovered through a cost-recovery clause and, therefore, have no material impact on earnings.

Total Other Income

Total other income of $18 million increased $10 million for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to $11 million favorable AFUDC equity related to costs associated with large construction projects. We expect AFUDC equity to continue to increase for the remainder of 2008, primarily due to increased spending on environmental initiatives and other large construction projects.

Total Interest Charges, net

Total interest charges, net were $44 million for the three months ended March 31, 2008, which represents a $7 million increase compared to the same period in 2007. The increase was primarily due to $9 million higher interest as a result of higher average debt outstanding, partially offset by $3 million favorable AFUDC debt related to costs associated with large construction projects.

Income Tax Expense

Income tax expense increased $2 million for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to the $3 million tax impact of higher pre-tax income compared to the prior year, $1 million prior year changes in tax estimates and the $1 million impact of tax levelization, discussed below, partially offset by the $4 million impact of the increase in AFUDC equity discussed above. AFUDC equity is excluded from the calculation of income tax expense. GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. PEF’s income tax expense was increased by $1 million for the three months ended March 31, 2008 compared to no impact for the three months ended March 31, 2007, in order to maintain an effective tax rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

CORPORATE AND OTHER

The Corporate and Other segment primarily includes the operations of the Parent, PESC and other miscellaneous nonregulated businesses that do not separately meet the quantitative disclosure requirements as a separate business segment. Corporate and Other expense is summarized below:

	Three Months Ended March 31,
(in millions)	2008	2007
Other interest expense	$(54)	$(48)
Contingent value obligations	–	1
Tax levelization	(1)	(3)
Other income tax benefit	17	22
Other	(1)	(6)
Corporate and Other after-tax expense	$(39)	$(34)

Other interest expense increased $6 million for the three months ended March 31, 2008, compared to the same period in 2007. The increase for the three months ended March 31, 2008, was primarily due to an $8 million decrease in the interest allocated to discontinued operations. The decrease in interest expense allocated to discontinued operations resulted from the allocations of interest expense in early 2007 for operations that were sold later in 2007. Interest expense allocated to discontinued operations was $1 million and $9 million for the three months ended March 31, 2008 and 2007, respectively.

Progress Energy issued 98.6 million Contingent Value Obligations (CVOs) in connection with the acquisition of Florida Progress Corporation (Florida Progress) in 2000. Each CVO represents the right of the holder to receive contingent payments based on the performance of four synthetic fuels facilities owned by Progress Energy. The payments, if any, are based on the net after-tax cash flows the facilities generate. At March 31, 2008 and 2007, the CVOs had fair values of approximately $34 million and $31 million, respectively. We recorded an unrealized gain of $1 million for the three months ended March 31, 2007, and no adjustment for the three months ended March 31, 2008, to record the changes in fair value of the CVOs, which had average unit prices of $0.35 and $0.31 at March 31, 2008 and 2007, respectively.

GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $1 million for the three months ended March 31, 2008, compared to an increase of $3 million for the three months ended March 31, 2007, in order to maintain an effective rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can also cause fluctuations in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

Other income tax benefit decreased $5 million for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to the tax impact of employee benefits.

Other decreased $5 million for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to decreased legal expenses in 2008.

DISCONTINUED OPERATIONS

We divested multiple nonregulated businesses during 2008 and 2007 in accordance with our business strategy to reduce our business risk and to focus on the core operations of the Utilities.

TERMINALS OPERATIONS AND SYNTHETIC FUELS BUSINESSES

On March 7, 2008, we sold coal terminals and docks in West Virginia and Kentucky (Terminals) for $71 million in gross cash proceeds. The terminals have a total annual capacity in excess of 40 million tons for transloading, blending and storing coal and other commodities. Proceeds from the sale were used for general corporate purposes. As a result, during the three months ended March 31, 2008, we recorded an after-tax gain of $46 million on the sale of these assets.

Prior to 2008, we had substantial operations associated with the production of coal-based solid synthetic fuels as defined under Section 29 (Section 29) of the Internal Revenue Code (the Code). The production and sale of these products qualified for federal income tax credits so long as certain requirements were satisfied. Synthetic fuels were generally not economical to produce and sell absent the credits. On September 14, 2007, we idled production of synthetic fuels at our majority-owned synthetic fuels facilities due to the high level of oil prices. On October 12, 2007, based upon the continued high level of oil prices, unfavorable oil price projections through the end of 2007, and the expiration of the synthetic fuels tax credit program at the end of 2007, we permanently ceased production of synthetic fuels at our majority-owned facilities. As a result of the expiration of the tax credit program, all of our synthetic fuels businesses were abandoned and all operations ceased as of December 31, 2007. In accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, operations must be abandoned prior to reporting them as discontinued operations. All periods have been restated to reflect the abandoned operations of our synthetic fuels businesses as discontinued operations.

Terminals and the synthetic fuels businesses collectively generated net earnings from discontinued operations of $12 million and $71 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in net earnings from discontinued operations is primarily due to the 2007 expiration of the tax credit program.

CCO – GEORGIA OPERATIONS

On March 9, 2007, our subsidiary, Progress Ventures, Inc. (PVI), entered into a series of transactions to sell or assign substantially all of its Competitive Commercial Operations (CCO) physical and commercial assets and liabilities. Assets divested include approximately 1,900 megawatts (MW) of gas-fired generation assets in Georgia. The sale of the generation assets closed on June 11, 2007, for a net sales price of $615 million. We recorded an estimated loss of $226 million in December 2006. Based on the terms of the final agreement, during the quarter ended March 31, 2007, we reversed $16 million after-tax of the impairment recorded in 2006.

Additionally, on June 1, 2007, PVI closed the transaction involving the assignment of a contract portfolio consisting of full-requirements contracts with 16 Georgia electric membership cooperatives (the Georgia Contracts), forward gas and power contracts, gas transportation, structured power and other contracts to a third party. This represents substantially all of our nonregulated energy marketing and trading operations. As a result of the assignments, PVI made a net cash payment of $347 million, which represents the net cost to assign the Georgia Contracts and other related contracts. In the quarter ended June 30, 2007, we recorded a charge associated with the costs to exit the Georgia Contracts, and other related contracts, of $349 million after-tax. We used the net proceeds from these transactions for general corporate purposes.

CCO’s operations generated net earnings from discontinued operations of $43 million for the three months ended March 31, 2007.

COAL MINING BUSINESSES

On March 7, 2008, we sold the remaining operations of Progress Fuels subsidiaries engaged in the coal mining business (Coal Mining) for gross cash proceeds of $23 million. These assets include Powell Mountain Coal Co. and Dulcimer Land Co., which consist of approximately 30,000 acres in Lee County, Va. and Harlan County, Ky. The property contains an estimated 40 million tons of high quality coal reserves. As a result of the sale, during the three months ended March 31, 2008, we recorded an after-tax gain of $7 million on the sale of these assets.

Net losses from discontinued operations for Coal Mining, excluding gain on disposal, were $6 million and $4 million for the three months ended March 31, 2008 and 2007, respectively.

OTHER DIVERSIFIED BUSINESSES

On October 2, 2006, we sold our natural gas drilling and production business (Gas) to EXCO Resources, Inc. for approximately $1.1 billion in net proceeds. Based on the net proceeds associated with the sale, we recorded an after-tax net gain on disposal of $300 million during the year ended December 31, 2006. We recorded an after-tax loss of $1 million during the three months ended March 31, 2007, primarily related to working capital adjustments.

On March 24, 2005, we completed the sale of Progress Rail Services Corporation (Progress Rail) to One Equity Partners LLC, a private equity firm unit of J.P. Morgan Chase & Co. During the three months ended March 31, 2008, we recorded an after-tax gain on disposal of $1 million in connection with reduction of guarantees and indemnifications provided by Progress Fuels and Progress Energy for certain legal, tax and environmental matters to One Equity Partners, LLC (SeeNote 13B). The ultimate resolution of these matters could result in adjustments to the loss on disposal in future periods.

Also included in discontinued operations are earnings from other fuels businesses of $1 million, net of tax, for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Progress Energy, Inc. is a holding company and, as such, has no revenue-generating operations of its own. Our primary cash needs at the Parent level are our common stock dividend and interest and principal payments on our $2.6 billion of senior unsecured debt. Our ability to meet these needs is dependent on the earnings and cash flows of the Utilities, and the ability of the Utilities to pay dividends or repay funds to us. As discussed under “Future Liquidity and Capital Resources” below, synthetic fuels tax credits provide an additional source of liquidity as those credits are realized. Our other significant cash requirements arise primarily from the capital-intensive nature of the Utilities’ operations, including expenditures for environmental compliance. We rely upon our operating cash flow, substantially all of which is generated by the Utilities, commercial paper and bank facilities, and our ability to access the long-term debt and equity capital markets for sources of liquidity.

The majority of our operating costs are related to the Utilities. Most of these costs are recovered from ratepayers in accordance with various rate plans. We are allowed to recover certain fuel, purchased power and other costs incurred by PEC and PEF through their respective recovery clauses. The types of costs recovered through clauses vary by jurisdiction. Fuel price volatility can lead to over- or under-recovery of fuel costs, as changes in fuel prices are not immediately reflected in fuel surcharges due to regulatory lag in setting the surcharges. As a result, fuel price volatility can be both a source of and a use of liquidity resources, depending on what phase of the cycle of price volatility we are experiencing. Changes in the Utilities’ fuel and purchased power costs may affect the timing of cash flows, but are not expected to materially affect net income.

As a registered holding company, we are subject to regulation by the Federal Energy Regulatory Commission (FERC), including for the issuance and sale of securities as well as the establishment of intercompany extensions of credit (utility and non-utility money pools). PEC and PEF participate in the utility money pool, which allows the two utilities to lend to and borrow from each other. A non-utility money pool allows our nonregulated operations to lend to and borrow from each other. The Parent can lend money to the utility and non-utility money pools but cannot borrow funds.

Cash from operations, short-term and long-term debt, limited ongoing equity sales from our Investor Plus Stock Purchase Plan and employee benefit and stock option plans, and proceeds from the sale of the remainder of our nonregulated businesses completed in the first quarter, are expected to fund capital expenditures and common stock dividends for 2008. For the fiscal year 2008, we anticipate realizing an aggregate amount of approximately $100 million from the sale of stock through these plans.

We believe our internal and external liquidity resources will be sufficient to fund our current business plans. Risk factors associated with credit facilities and credit ratings are discussed in Item 1A, “Risk Factors” in the 2007 Form 10-K.

The following discussion of our liquidity and capital resources is on a consolidated basis.

HISTORICAL FOR 2008 AS COMPARED TO 2007

CASH FLOWS FROM OPERATIONS

Cash from operations is the primary source used to meet operating requirements and capital expenditures. Net cash provided by operating activities increased by $461 million for the three months ended March 31, 2008, when compared to the corresponding period in the prior year. The increase in operating cash flow was primarily due to a $252 million tax payment made in 2007 related to the sale of Gas; the settlement of $247 million of derivative receivables primarily related to derivative contracts for our former synthetic fuels businesses (see Note 9); and a $131 million impact from accounts payable, driven by the timing of purchases and payments to vendors at the Utilities. These impacts were partially offset by a $108 million decrease in collateral held associated with the synthetic fuels derivative contracts discussed above and an $82 million decrease in the recovery of fuel costs at PEF.

INVESTING ACTIVITIES

Net cash used by investing activities increased by $143 million for the three months ended March 31, 2008, when compared to the corresponding period in the prior year. This is due primarily to a $147 million increase in capital expenditures for utility property, primarily due to a $137 million increase in environmental compliance spending at PEF and a $75 million increase in net purchases of short-term investments included in available-for-sale securities and other investments. These impacts were partially offset by a $65 million increase in proceeds from sales of discontinued operations and other assets, net of cash divested. Available-for-sale securities and other investments include marketable debt and equity securities and investments held in nuclear decommissioning and benefit investment trusts.

During the three months ended March 31, 2008, proceeds from sales of discontinued operations and other assets primarily included proceeds from the sale of Terminals and Coal Mining (see Notes 3A and 3C). During the three months ended March 31, 2007, proceeds from sales of discontinued operations and other assets primarily included working capital adjustments for Gas and the sale of poles at Progress Telecommunications Corporation.

FINANCING ACTIVITIES

Net cash used by financing activities increased by $41 million for the three months ended March 31, 2008, when compared to the corresponding period in the prior year. The change in cash used by financing activities was primarily due to the financing activities discussed below, $117 million in net short-term borrowings in 2007, and $85 million in cash distributions to minority interests of consolidated subsidiaries related settlement of Ceredo Synfuel LLC’s (Ceredo) synthetic fuels derivatives contracts (See Note 9).

On February 1, 2008, PEF paid at maturity $80 million of its 6.875% First Mortgage Bonds with available cash on hand and commercial paper borrowings.

On March 12, 2008, PEC and PEF amended their revolving credit agreements (RCA) with a syndication of financial institutions to extend the termination date by one year. The extensions were effective for both utilities on March 28, 2008. PEC’s RCA is now scheduled to expire on June 28, 2011, and PEF’s RCA is now scheduled to expire on March 28, 2011.

On March 13, 2008, PEC issued $325 million of First Mortgage Bonds, 6.30% Series due 2038. The proceeds were used to repay the maturity of PEC’s $300 million 6.650% Medium-Term Notes, Series D, due April 1, 2008 and the remainder was placed in temporary investments for general corporate use as needed.

On April 14, 2008, we amended our RCA with a syndication of financial institutions to extend the termination date by one year. The extension was effective on May 3, 2008. Our RCA is now scheduled to expire on May 3, 2012.

At December 31, 2007, we had 500 million shares of common stock authorized under our charter, of which 260 million shares were outstanding. For the three months ended March 31, 2008 and 2007, respectively, we issued approximately 0.5 million shares and 1.5 million shares of common stock resulting in approximately $20 million and $65 million in proceeds. Included in these amounts were approximately 0.4 million shares and 0.2 million shares for proceeds of approximately $19 million and $11 million, respectively, to meet the requirements of the Progress Energy 401(k) Savings and Stock Ownership Plan (401(k)) and the Investor Plus Stock Purchase Plan.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, there were no material changes in our “Capital Expenditures,” “Other Cash Needs,” “Credit Facilities,” or “Credit Rating Matters” as compared to those discussed under LIQUIDITY AND CAPITAL RESOURCES in Item 7 to the 2007 Form 10-K, other than as described below and under “Credit Rating Matters”, “Regulatory Matters and Recovery of Costs” and “Financing Activities.”

The Utilities produce substantially all of our consolidated cash from operations. We expect that the Utilities will continue to produce substantially all of the consolidated cash flows from operations over the next several years. Our synthetic fuels businesses, whose operations have been abandoned and reclassified to discontinued operations, have historically produced significant earnings from the generation of tax credits (See “Other Matters – Synthetic Fuels Tax Credits”). These tax credits have yet to be realized in cash due to the difference in timing of when tax credits are recognized for financial reporting purposes and realized for tax purposes. At March 31, 2008, we have carried forward $837 million of deferred tax credits. Realization of these tax credits is dependent upon our future taxable income, which is expected to be generated primarily by the Utilities.

With the exception of the proceeds in the first quarter of 2008 from the sale of Terminals and Coal Mining (See Notes 3A and 3C), the absence of cash flow resulting from divested businesses is not expected to impact our future liquidity or capital resources as these businesses in the aggregate have been largely cash flow neutral over the last several years.

Cash from operations plus availability under our credit facilities and shelf registration statements is expected to be sufficient to meet our requirements in the near term. To the extent necessary, we may also use limited ongoing equity sales from our Investor Plus Stock Purchase Plan and employee benefit and stock option plans to meet our liquidity requirements.

We issue commercial paper to meet short-term liquidity needs. In the latter half of 2007, the short-term credit markets tightened, resulting in higher interest rate spreads and shorter durations. In the latter half of the first quarter of 2008, the market has improved; however, there has been volatility on commercial paper spreads. If liquidity conditions deteriorate and negatively impact the commercial paper market, we will need to evaluate other, potentially more expensive, options for meeting our short-term liquidity needs, which may include borrowing from our RCAs, issuing short-term floating rate notes, and/or issuing long-term debt.

Progress Energy has approximately $9.9 billion in outstanding debt. Only $860 million of our debt is insured. These bonds are obligations of the Utilities and are traded in the tax-exempt auction rate securities market. Ambac Assurance Corporation insures approximately $620 million of the bonds and XL Capital Assurance, Inc. insures the remaining $240 million. To date, auctions for the Utilities’ bonds have seen an increase in the interest rates that are periodically reset at each auction. Since the downgrade of XL Capital Assurance, Inc. on February 7, 2008, by Moody’s Investors Service, Inc. (Moody’s) and on February 25, 2008, by Standard & Poor’s Rating Services (S&P), we have seen additional market volatility and an increase in the reset interest rates for a portion of our tax-exempt bonds. If additional downgrades by Moody’s or S&P occur, we could experience additional volatility in this market and the potential for higher rate resets. We will continue to monitor this market and evaluate options to mitigate our exposure to future volatility.

As discussed in “Capital Expenditures,” under LIQUIDITY AND CAPITAL RESOURCES and “Strategy” under INTRODUCTION in Item 7 to the 2007 Form 10-K and in “Other Matters – Environmental Matters” of this Form 10-Q, over the long term, compliance with environmental regulations and meeting the anticipated load growth at the Utilities as described under “Other Matters – Increasing Energy Demand” will require the Utilities to make significant capital investments. These anticipated capital investments are expected to be funded through a combination of cash from operations and issuance of long-term debt, preferred stock and common equity, which are dependent on our ability to successfully access capital markets. We may pursue joint ventures or similar arrangements with third parties in order to share some of the financing and operational risks associated with new baseload generation.

The amount and timing of future sales of securities will depend on market conditions, operating cash flow, asset sales and our specific needs. We may from time to time sell securities beyond the amount immediately needed to meet capital requirements in order to allow for the early redemption of long-term debt, the redemption of preferred stock, the reduction of short-term debt or for other corporate purposes.

At March 31, 2008, the current portion of our long-term debt was $1.197 billion, which we expect to fund with a combination of cash from operations, commercial paper borrowings and long-term debt.

REGULATORY MATTERS AND RECOVERY OF COSTS

Regulatory matters, as further discussed in Note 4 and “Other Matters – Regulatory Environment”, and filings for recovery of environmental costs, as discussed in Note 12 and in “Other Matters – Environmental Matters” of this filing and in Note 21 and in “Other Matters – Regulatory Environment” and “Other Matters – Environmental Matters” of the 2007 Form 10-K may impact our future liquidity and financing activities. The impacts of these matters, including the timing of recoveries from ratepayers, can be both a source of and a use of future liquidity resources. Developments since our 2007 Form 10-K are discussed below.

PEC Pass-through Clause Cost Recovery

On April 30, 2008, PEC filed with the South Carolina Public Service Commission (SCPSC) for an increase in the fuel rate charged to its South Carolina ratepayers. PEC is asking the SCPSC to approve a $39 million increase in fuel rates for under-recovered fuel costs associated with prior year settlements and to meet future expected fuel costs. If approved, the increase would take effect July 1, 2008 and would increase residential electric bills by $5.86 per 1,000 kWh, or 6.1 percent, for fuel cost recovery. A hearing on the matter has been scheduled by the SCPSC for June 12, 2008. We cannot predict the outcome of this matter.

As discussed further in Note 4 and in “Other Matters – Regulatory Environment,” South Carolina and North Carolina state energy legislation that became law in 2007 may impact our liquidity over the long term. Among other provisions, these state energy laws provide mechanisms for recovery of certain baseload generation construction costs and expand annual fuel clause mechanisms so that additional costs may be recovered annually. PEC has begun implementing a series of demand-side management (DSM) and energy-efficiency programs and deferred an immaterial amount of implementation and program costs for future recovery. On April 29 and May 1, 2008, PEC filed for NCUC approval of a total of five DSM and energy-efficiency programs. We cannot predict the outcome of these filings or whether the proposed programs will produce the expected operational and economic results.

On December 21, 2007, the SCPSC issued an order granting PEC’s petition seeking authorization to create a deferred account for DSM and energy-efficiency expenses. As a result, PEC has deferred an immaterial amount of implementation and program costs through March 31, 2008, for future recovery in the South Carolina jurisdiction. PEC anticipates applying for a DSM and energy-efficiency clause to recover the costs of these programs in 2008. We cannot predict the outcome of this matter.

On February 29, 2008, the North Carolina Utilities Commission (NCUC) issued an order adopting final rules for implementing North Carolina’s comprehensive energy legislation. Among other things, the order establishes a schedule and filing requirements for DSM and energy-efficiency cost recovery and financial incentives. Rates for the DSM and energy-efficiency clause and the North Carolina Renewable Energy and Energy Efficiency Portfolio Standard (REPS) clause will be set based on projected costs with true-up provisions.

On April 30, 2008, PEC submitted a revised Open Access Transmission Tariff (OATT) filing, including a settlement agreement, with the FERC requesting an increase in transmission rates. The settlement proposed a formula rate with a rate of return on equity of 10.8 percent as well as recovery of the wholesale portion of the terminated GridSouth project startup costs over five years. If approved by FERC, the new rates would be effective July 1, 2008, and PEC estimates the impact of the new rates will increase 2008 revenues by $6 million to $8 million. We cannot predict the outcome of this matter.

PEF Pass-through Clause Cost Recovery

On October 10, 2007, the Florida Public Service Commission (FPSC) issued an order requiring PEF to refund its ratepayers approximately $14 million, inclusive of interest, over a 12-month period beginning January 1, 2008. Neither PEF nor Florida’s Office of the Public Counsel (OPC) filed an appeal to the Florida Supreme Court of the FPSC’s October 10, 2007 order. The FPSC also ordered PEF to address whether it was prudent in its 2006 and 2007 coal purchases for Crystal River Units No. 4 and 5 coal-fired steam turbines (CR4 and CR5). PEF believes its coal procurement practices have been prudent. We anticipate that a hearing will be held on the 2006 and 2007 coal purchases in January 2009. We cannot predict the outcome of this matter.

On February 29, 2008, PEF filed a petition for recovery of costs incurred to uprate Crystal River Unit No. 3 Nuclear Plant (CR3) in 2007 and 2006 under Florida’s comprehensive energy legislation and the FPSC’s nuclear cost-recovery rule based on the regulatory precedence established by a FPSC order to an unaffiliated Florida utility for a nuclear uprate project. The FPSC is scheduled to vote on this matter by October 2008. We cannot predict the outcome of this matter.

On May 1, 2008, PEF filed with the FPSC for an increase in the capacity cost-recovery charge under the FPSC nuclear cost-recovery rule. PEF is asking the FPSC to approve a $25 million increase in the capacity cost recovery rate for costs associated with the CR3 uprate. If approved, the increase would take effect with the first billing cycle for 2009 and would increase residential electric bills by $0.70 per 1,000 kWh. Also included in this filing was a revision to the estimate provided in the need determination proceeding to include indirect costs, for a total original estimate of $439 million. After PEF's completion of a transmission study and additional engineering studies, the current project estimate is $364 million. A hearing on the matter has been scheduled by the FPSC for September 2008, and the FPSC is scheduled to vote on this matter by October 2008. We cannot predict the outcome of this matter.

PEF has received approval from the FPSC for recovery through the ECRC of the majority of costs associated with the remediation of distribution and substation transformers which were estimated to be $27 million at March 31, 2008. Additionally, on November 6, 2006, the FPSC approved PEF’s petition for its integrated strategy to address compliance with the Clean Air Interstate Rule (CAIR), the Clean Air Mercury Rule (CAMR) and the Clean Air Visibility Rule (CAVR) through the ECRC (see “Other Matters – Environmental Matters” for discussion regarding CAMR). The FPSC also approved cost recovery of prudently incurred costs necessary to achieve this strategy, which are currently estimated to be $1.2 billion to $2.2 billion.

Nuclear Cost Recovery

The FPSC approved new rules on February 13, 2007, that allow PEF to recover prudently incurred siting, preconstruction costs and AFUDC on an annual basis through the capacity cost-recovery clause. The nuclear cost-recovery rule also has a provision to recover costs should the project be abandoned once the utility receives a final order granting a Determination of Need. These costs include any unrecovered construction work in progress at the time of abandonment and any other prudent and reasonable exit costs. Such amounts will not be included in PEF’s rate base when the plant is placed in commercial operation. In addition, the rule requires the FPSC to conduct an annual prudence review of the reasonableness and prudence of all such costs, including construction costs, and such determination shall not be subject to later review except upon a finding of fraud, intentional misrepresentation or the intentional withholding of key information by the utility.

As discussed further in Note 4 and “Other Matters – Nuclear”, on March 11, 2008, PEF filed a petition for an affirmative Determination of Need for its proposed Levy Units 1 and 2 nuclear power plants, together with the associated facilities, including transmission lines and substation facilities. The filed, non-binding project cost estimate for Levy Units 1 and 2 is approximately $14 billion for generating facilities and approximately $3 billion for associated transmission facilities. A public hearing is scheduled for May 21-23, 2008, and a vote by the FPSC is scheduled for July 15, 2008. On March 11, 2008, PEF also filed a petition with the FPSC to open a discovery docket regarding the actual and projected costs of the proposed Levy nuclear project. PEF filed the petition to assist the FPSC in the timely and adequate review of the projects costs recoverable under the FPSC nuclear cost-recovery rule. On May 1, 2008, PEF filed a petition for recovery of both preconstruction and carrying charges on construction costs incurred or anticipated to be incurred during 2008 and 2009. Additionally, the filing included site selection costs of $38 million. Subsequent to an affirmative determination of need from the FPSC on the Levy nuclear project, PEF intends to file a formal petition to recover all prudently incurred costs under the FPSC nuclear cost-recovery rule. A decision by the FPSC on PEF’s 2008 cost-recovery filing is expected on or before October 1, 2008. We cannot predict the outcome of these matters.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Our off-balance sheet arrangements and contractual obligations are described below.

GUARANTEES

As a part of normal business, we enter into various agreements providing future financial or performance assurances to third parties that are outside the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to Progress Energy or our subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. Our guarantees include standby letters of credit, surety bonds, performance obligations for trading operations and guarantees of certain subsidiary credit obligations. At March 31, 2008, we have issued $416 million of guarantees for future financial or performance assurance, including $11 million at PEC and $2 million at PEF. Included in this amount is $300 million of guarantees of certain payments of two wholly owned indirect subsidiaries issued by the Parent (See Note 14). We do not believe conditions are likely for significant performance under the guarantees of performance issued by or on behalf of affiliates.

At March 31, 2008, we have issued guarantees and indemnifications of certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses, and for timely payment of obligations in support of our nonwholly owned synthetic fuels operations (See Note 13B).

MARKET RISK AND DERIVATIVES

Under our risk management policy, we may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 9 and Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q, for a discussion of market risk and derivatives.

CONTRACTUAL OBLIGATIONS

As part of our ordinary course of business, we enter into various long- and short-term contracts for fuel requirements at our generating plants. Through March 31, 2008, contracts procured though our subsidiaries have increased our aggregate purchase obligations for fuel and purchased power by $4.287 billion from $17.644 billion, as stated in Note 22A in the 2007 Form 10-K. In March 2008, PEC issued long-term debt totaling $325 million. These increases are discussed under “PEC” and “PEF” below.

PEC

Through March 31, 2008, PEC’s fuel and purchase power commitments increased by $3.248 billion from $5.078 billion, as stated in Note 22A in the 2007 Form 10-K. This increase is primarily related to coal purchase commitments, of which approximately $2 billion will be incurred through 2012, with the remainder incurred through 2018.

On March 13, 2008, PEC issued $325 million of First Mortgage Bonds, 6.30% Series due 2038 (See Note 6).

PEF

Through March 31, 2008, PEF’s fuel and purchase power commitments increased by $1.039 billion from $12.566 billion, as stated in Note 22A in the 2007 Form 10-K. Approximately $640 million of this increase is due to coal purchase commitments, of which approximately $191 million will be incurred through 2012, with the remainder incurred through 2018. Additionally, approximately $470 million of the increase will be incurred in the period 2014 through 2027 and is due to the impact of rising natural gas prices under a long-term gas supply agreement that was entered into in December 2004. Payments under this agreement are based on a published market price index. Contractual obligations under this contract are based on estimated future market prices.

OTHER MATTERS

SYNTHETIC FUELS TAX CREDITS

Prior to 2008, we have had substantial operations associated with the production of coal-based solid synthetic fuels as defined under Section 29 of the Code (Section 29). The production and sale of these products qualified for federal income tax credits so long as certain requirements were satisfied, including a requirement that the synthetic fuels differ significantly in chemical composition from the coal used to produce such synthetic fuels and that the fuel was produced from a facility that was placed in service before July 1, 1998. Qualifying synthetic fuels facilities entitled their owners to federal income tax credits based on the barrel of oil equivalent of the synthetic fuels produced and sold by these plants. The tax credits associated with synthetic fuels in a particular year were phased out when annual average market prices for crude oil exceeded certain prices. Synthetic fuels were generally not economical to produce and sell absent the credits. The synthetic fuels tax credit program expired at the end of 2007.

TAX CREDITS

Legislation enacted in 2005 redesignated the Section 29 tax credit as a general business credit under Section 45K of the Code (Section 45K) effective January 1, 2006. The previous amount of Section 29 tax credits that we were allowed to claim in any calendar year through December 31, 2005, was limited by the amount of our regular federal income tax liability. Section 29 tax credit amounts allowed but not utilized are carried forward indefinitely as deferred alternative minimum tax credits. The redesignation of Section 29 tax credits as a Section 45K general business credit removed the regular federal income tax liability limit on synthetic fuels production and subjects the credits to a 20-year carry forward period.

Total Section 29/45K credits generated through December 31, 2007 (including those generated by Florida Progress prior to our acquisition), were $1.891 billion. As of March 31, 2008, $1.054 billion had been used to offset regular federal income tax liability and $837 million is being carried forward as deferred tax credits.

IMPACT OF CRUDE OIL PRICES

Section 29 provided that if the average wellhead price per barrel for unregulated domestic crude oil for the year (Annual Average Price) exceeded the Threshold Price, the amount of Section 29/45K tax credits were reduced for that year. Also, if the Annual Average Price exceeded the price per barrel of unregulated domestic crude oil at which the value of Section 29/45K tax credits are fully eliminated (Phase-out Price), the Section 29/45K tax credits were eliminated for that year. The Threshold Price and the Phase-out Price are adjusted annually for inflation.

When the Annual Average Price fell between the Threshold Price and the Phase-out Price for a year, the amount by which Section 29/45K tax credits were reduced depended on where the Annual Average Price fell in that continuum. The Department of the Treasury calculates the Annual Average Price based on the Domestic Crude Oil

First Purchases Prices published by the Energy Information Agency (EIA). Because the EIA publishes its information on a three-month lag, the secretary of the Treasury finalizes the calculations three months after the year in question ends. Thus, the Annual Average Price for calendar year 2007 was published on April 1, 2008. Based on the Annual Average Price for calendar year 2007 of $66.52, our $205 million of synthetic fuels tax credits generated during 2007 were reduced by 67 percent, or approximately $138 million.

In January 2007, we entered into derivative contracts to hedge economically a portion of our 2007 synthetic fuels cash flow exposure to the risk of rising oil prices over an average annual oil price range of $63 to $77 per barrel on a New York Mercantile Exchange (NYMEX) basis. The notional quantity of these oil price hedge instruments was 25 million barrels and provided protection for the equivalent of approximately eight million tons of 2007 synthetic fuels production and was marked-to-market with changes in fair value recorded through earnings. Approximately 34 percent of the notional quantity of these contracts was entered into by Ceredo. As discussed below in “Sales of Partnership Interests” and in Notes 1C and 3F, we disposed of our 100 percent ownership interest in Ceredo in March 2007. For the three months ended March 31, 2007, we recorded net pre-tax gains of $45 million related to these contracts, including $15 million attributable to Ceredo, of which less than $1 million was attributed to minority interest for the portion of the gain subsequent to disposal. The derivative contracts ended on December 31, 2007, and were settled for cash on January 8, 2008, with no material impact on 2008 earnings.

SALES OF PARTNERSHIP INTERESTS

In March 2007, we disposed of, through our subsidiary Progress Fuels, our 100 percent ownership interest in Ceredo, a subsidiary that produced and sold qualifying coal-based solid synthetic fuels, to a third-party buyer. In addition, we entered into an agreement to operate the Ceredo facility on behalf of the buyer. At closing, we received cash proceeds of $10 million and a non-recourse note receivable of $54 million. Payments on the note were received as we produced and sold qualifying coal-based solid synthetic fuels on behalf of the buyer. We received final payment on the note related to 2007 production of $5 million during the quarter ended March 31, 2008. The total amount of the proceeds was subject to adjustment once the final value of the 2007 Section 29/45K credits was known. This adjustment resulted in a $7 million reduction of the purchase price during the three months ended March 31, 2008. For the quarter ended March 31, 2008, we recorded gains on disposal of $5 million based on the value of the 2007 Section 29/45K tax credits. The operations of Ceredo were reclassified to discontinued operations, net of tax on the Consolidated Statements of Income. Subsequent to the disposal, we remained the primary beneficiary of Ceredo and continued to consolidate Ceredo in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51”, but we have recorded a 100 percent minority interest. Consequently, subsequent to the disposal there is no net earnings impact from Ceredo’s operations, which ceased as of December 31, 2007. In connection with the disposal, Progress Fuels and Progress Energy provided guarantees and indemnifications for certain legal and tax matters to the buyer, which reduces any gain. The ultimate resolution of these matters could result in adjustments to the gain on disposal in future periods. See Note 3F for additional discussion of this transaction and Note 13B for a general discussion of guarantees.

In June 2004, through our subsidiary Progress Fuels, we sold in two transactions a combined 49.8 percent partnership interest in Colona Synfuel Limited Partnership, LLLP (Colona), one of our coal-based solid synthetic fuels facilities. Substantially all proceeds from the sales were received over time, which is typical of such sales in the industry. Gains from the sales were recognized on a cost-recovery basis. Gain recognition was dependent on the synthetic fuels production qualifying for Section 29/45K tax credits and the value of such tax credits as discussed above. Due to the impact on production from the 2007 permanent cessation of the synthetic fuels facilities and pursuant to the terms of the sales agreements, in January 2008, the purchasers abandoned their interests in Colona. Through March 31, 2008, there has been no material impact as a result of the abandonment.

See Note 13C for additional discussion related to our synthetic fuels operations.

REGULATORY ENVIRONMENT

The Utilities’ operations in North Carolina, South Carolina and Florida are regulated by the NCUC, SCPSC and the FPSC, respectively. The Utilities are also subject to regulation by the FERC, the Nuclear Regulatory Commission (NRC) and other federal and state agencies common to the utility business. As a result of regulation, many of the fundamental business decisions, as well as the rate of return the Utilities are permitted to earn, are subject to the approval of one or more of these governmental agencies.

To our knowledge, there is currently no enacted or proposed legislation in North Carolina, South Carolina or Florida that would give retail ratepayers the right to choose their electricity provider or otherwise restructure or deregulate the electric industry. We cannot anticipate when, or if, any of these states will move to increase retail competition in the electric industry.

The retail rate matters affected by state regulatory authorities are discussed in detail in Notes 4A and 4B. This discussion identifies specific retail rate matters, the status of the issues and the associated effects on our consolidated financial statements.

During the 2008 session, the Florida legislature passed comprehensive energy legislation, which will become law upon signature by the governor, which we expect will occur before the end of this summer. The legislation includes provisions that would, among other things, (1) help enhance the ability to cost-effectively site transmission lines; (2) require the FPSC to develop a renewable portfolio standard that the FPSC would present to the legislature for ratification in 2009; (3) direct the Florida Department of Environmental Protection (FDEP) to develop rules establishing a cap and trade program to regulate greenhouse gas emissions that the FDEP would present to the legislature no earlier than January 2010 for ratification by the legislature; and (4) establish a new Florida Energy and Climate Commission as the principal governmental body to develop energy and climate policy for the State and to make recommendations to the governor and legislature on energy and climate issues.

During 2007, the North Carolina legislature passed comprehensive energy legislation, which became law on August 20, 2007. The law includes provisions for renewable energy portfolio standards, expansion of the definition of the traditional fuel clause and recovery of the costs of new DSM and energy-efficiency programs through an annual DSM clause.

On February 29, 2008, the NCUC issued an order adopting final rules for implementing North Carolina’s comprehensive energy legislation. These rules provide filing requirements associated with the legislation. The order requires PEC to submit its first annual REPS compliance plan by September 1, 2008, as part of its integrated resource plan. Under the new rules, beginning in 2009, PEC will also be required to file an annual REPS compliance report demonstrating the actions it has taken to comply with the REPS requirement. The rules measure compliance with the REPS requirement via renewable energy certificates (REC) earned after January 1, 2008. The NCUC will pursue a third-party REC tracking system, but will not develop or require participation in a REC trading platform at this time. The order also establishes a schedule and filing requirements for DSM and energy-efficiency cost recovery and financial incentives. Rates for the DSM and energy-efficiency clause and the REPS clause will be set based on projected costs with true-up provisions. On April 29 and May 1, 2008, PEC filed for NCUC approval of a total of five DSM and energy-efficiency programs, including the EnergyWiseTM and distribution system demand response programs discussed below.

On April 29, 2008, PEC filed for approval by the NCUC of its EnergyWise™ program, which is a residential program that offers customers an incentive to permit PEC to remotely adjust central air conditioning and heat pumps in PEC’s eastern control area and electric resistance heating and water heaters in PEC’s western control area in order to duce peak demand. PEC’s goal for EnergyWise™ is to have the capability to reduce peak electricity demand by 200 MW by 2017.

Also on April 29, 2008, PEC filed for NCUC approval of its distribution system demand response program, which will provide additional capability for reducing and shifting peak electricity demand.  The program also will reduce the level of natural electricity loss experienced over long distribution feeder lines, thereby eliminating the need for additional power generation to compensate for the line losses.  PEC anticipates that the program will require an investment of approximately $260 million over five years and is expected to reduce peak demand by 250 MW. This distribution system investment is part of PEC’s broader “Smart Grid” strategy and is expected to provide a foundation for additional initiatives, including enhanced system reliability (through faster outage isolation and response) and new capabilities for incorporating renewable energy resources and other distributed generation into PEC’s energy mix. Such costs are expected to be recovered under the provisions of the North Carolina comprehensive energy legislation.

We cannot predict the outcome of the April 29 and May 1, 2008 filings or whether the proposed programs will produce the expected operational and economic results.

On July 13, 2007, the governor of Florida issued executive orders to address reduction of greenhouse gas emissions. The executive orders call for the first Southeastern state cap-and-trade program and include adoption of a maximum allowable emissions level of greenhouse gases for Florida utilities. The standard will require, at a minimum, the following three reduction milestones: by 2017, emissions not greater than Year 2000 utility sector emissions; by 2025, emissions not greater than Year 1990 utility sector emissions; and by 2050, emissions not greater than 20 percent of Year 1990 utility sector emissions.

Among other things, the executive orders also requested that the FPSC initiate a rulemaking by September 1, 2007 that would (1) require Florida utilities to produce at least 20 percent of their electricity from renewable sources; (2) reduce the cost of connecting solar and other renewable energy technologies to Florida’s power grid by adopting uniform statewide interconnection standards for all utilities; and (3) authorize a uniform, statewide method to enable residential and commercial customers, who generate electricity from on-site renewable technologies of up to 1 MW in capacity, to offset their consumption over a billing period by allowing their electric meters to turn backwards when they generate electricity (net metering). The FPSC has held meetings regarding the renewable portfolio standard but no actions have been taken or rules issued. The Energy and Climate Action Team appointed by the governor submitted its initial recommendations for implementation of the governor’s executive orders on November 1, 2007. The recommendations encourage the development and implementation of energy efficiency and conservation measures, implementation of a climate registry, and consideration of a cap-and-trade approach to reducing the state’s greenhouse gas emissions. Additional development and discussion of the recommendations will occur through a stakeholder process in 2008. The FDEP held its first workshop on the greenhouse gas emissions cap on August 22, 2007, but we anticipate drafts of the rule to be issued later in 2008. We cannot currently predict the costs of complying with the laws and regulations that may ultimately result from these executive orders. Our balanced solution, as described in “Increasing Energy Demand”, includes greater investment in energy efficiency, renewable energy and state-of-the-art generation and demonstrates our commitment to environmental responsibility.

LEGAL

We are subject to federal, state and local legislation and court orders. The specific issues, the status of the issues, accruals associated with issue resolutions and our associated exposures are discussed in detail in Note 13C.

INCREASING ENERGY DEMAND

Meeting the anticipated growth within the Utilities’ service territories will require a balanced approach. The three main elements of this balanced solution are: (1) expanding our energy efficiency programs; (2) investing in the development of alternative energy resources for the future; and (3) operating state-of-the-art plants that produce energy cleanly and efficiently by modernizing existing plants and pursuing options for building new plants and associated transmission facilities.

We are actively pursuing expansion of our energy-efficiency and conservation programs as energy efficiency is one of the most effective ways to reduce energy costs, offset the need for new power plants and protect the environment. Our energy-efficiency program provides simple, low-cost ways for residential customers to reduce energy use, promotes home energy checks, provides tools and programs for large and small businesses to minimize their energy use and provides an interactive internet Web site with online calculators, programs and efficiency tips.

We are actively engaged in a variety of alternative energy projects, including solar, hydrogen, biomass and landfill-gas technologies. We are evaluating the feasibility of producing electricity from hog waste and other plant or animal sources.

In the coming years, we will continue to invest in existing plants and consider plans for building new generating plants. Due to the anticipated long-term growth in our service territories, we estimate that we will require new generation facilities in both Florida and the Carolinas toward the end of the next decade, and we are evaluating the best available options for this generation, including advanced design nuclear and gas technologies. At this time, no definitive decisions have been made to construct new nuclear plants. While we pursue expansion of energy- efficiency and conservation programs, PEC has announced a two-year moratorium on constructing new coal-fired plants and that if PEC goes ahead with a new nuclear plant, the new plant would not be online until at least 2018 (see “Nuclear” below).

As authorized under Energy Policy Act of 2005 (EPACT), on October 4, 2007, the United States Department of Energy (DOE) published final regulations for the disbursement of up to $13 billion in loan guarantees for clean-energy projects using innovative technologies. The guarantees, which will cover up to 100 percent of the amount of any loan for no more than 80 percent of the project cost, are expected to spur development of nuclear, clean-coal and ethanol projects. In 2008, Congress authorized $38.5 billion in loan guarantee authority for innovative energy projects. Of the total provided, $18.5 billion is set aside for nuclear power facilities, $2 billion for advanced nuclear facilities for the "Front-end" of the nuclear fuel cycle, $10 billion for renewable and/or energy efficient systems and manufacturing and distributed energy generation/transmission and distribution, $6 billion for coal-based power generation and industrial gasification at retrofitted and new facilities that incorporate carbon capture and sequestration or other beneficial uses of carbon and $2 billion for advanced coal gasification. We cannot predict if we will pursue these loan guarantees.

NUCLEAR

Nuclear generating units are regulated by the NRC. In the event of noncompliance, the NRC has the authority to impose fines, set license conditions, shut down a nuclear unit or take some combination of these actions, depending upon its assessment of the severity of the situation, until compliance is achieved.

On November 14, 2006, PEC filed an application with the NRC for a 20-year extension of the Shearon Harris Nuclear Plant (Harris) operating license. The license renewal application for Harris is currently under review by the NRC with a decision expected in 2008.

Our nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.

We previously announced that we are pursuing development of combined license (COL) applications to potentially construct new nuclear plants in North Carolina and Florida. Filing of a COL is not a commitment to build a nuclear plant but is a necessary step to keep open the option of building a plant or plants. The NRC estimates that it will take approximately three to four years to review and process the COL applications.

On January 23, 2006, we announced that PEC selected a site at Harris to evaluate for possible future nuclear expansion. We selected the Westinghouse Electric AP1000 reactor design as the technology upon which to base PEC’s application submission. On February 19, 2008, PEC filed its COL application with the NRC for two additional reactors at Harris. On April 18, 2008, the NRC docketed, or accepted for review, the Harris application. Docketing the application does not preclude additional requests for information as the review proceeds; nor does it indicate whether the NRC will issue the license. The NRC will publish in the near future an opportunity to intervene in the adjudicatory hearing required for this application. Petitions to intervene in a hearing may be filed within 60 days of the notice, by anyone whose interest may be affected by the proposed license and who wishes to participate as a party in the proceeding. If we receive approval from the NRC and applicable state agencies, and if the decisions to build are made, the new plant would not be online until at least 2018 (See “Increasing Energy Demand” above).

On December 12, 2006, we announced that PEF selected a site in Levy County, Fla., to evaluate for possible future nuclear expansion. We selected the Westinghouse Electric AP1000 reactor design as the technology upon which to base PEF’s application submission. PEF expects to file the application for the COL in 2008. If we receive approval from the NRC and applicable state agencies, and if the decision to build is made, safety-related construction activities could begin as early as 2012, and a new plant could be online in 2016 (See “Increasing Energy Demand” above). In 2007, PEF completed the purchase of approximately 5,000 acres for the Levy County site and associated transmission needs. PEF filed a Determination of Need petition with the FPSC on March 11, 2008. The hearing is scheduled for May 21-23, 2008, and a vote by the FPSC is scheduled for July 15, 2008. We cannot predict the outcome of this matter.

In 2007, both the Levy County Planning Commission and the Board of Commissioners voted unanimously in favor of PEF’s requests to change the comprehensive land use plan. The Florida Department of Community Affairs (FDCA) reviewed the proposed changes to the comprehensive land use plan and in their report, the FDCA expressed concerns related to the intensity of use and environmental suitability for some of the proposed amendments impacting PEF’s proposed Levy County nuclear site. We anticipate that the Levy County Planning

Commission will resolve the FDCA’s concerns without impact to the potential project schedule. We cannot predict the outcome of this matter.

In addition, PEF expects to file its application for Site Certification with the FDEP in the second quarter of 2008. A decision on PEF’s FDEP Site Certification Application is expected in 2009.

On March 11, 2008, PEF also filed a petition with the FPSC to open a discovery docket regarding the actual and projected costs of the proposed Levy nuclear project. PEF filed the petition to assist the FPSC in the timely and adequate review of the projects costs recoverable under the FPSC nuclear cost-recovery rule. On May 1, 2008, PEF filed a petition for recovery of both preconstruction and carrying charges on construction costs incurred or anticipated to be incurred during 2008 and 2009. Additionally, the filing included site selection costs of $38 million. Subsequent to an affirmative determination of need from the FPSC on the Levy nuclear project, PEF intends to file a formal petition to recover all prudently incurred costs under the FPSC nuclear cost-recovery rule. A decision by the FPSC on PEF’s 2008 cost-recovery filing is expected on or before October 1, 2008. We cannot predict the outcome of this matter.

On April 7, 2008, PEF signed a letter of intent with the Shaw Group Inc. and Westinghouse Electric Co. to complete negotiations toward an engineering, procurement and construction (EPC) contract for up to two Westinghouse AP1000 nuclear reactors planned for construction at the Levy County, Fla. site. The letter of intent authorizes the purchase of long lead time materials for the reactors. At this time, no definitive decisions have been made to construct new nuclear plants.

A new nuclear plant may be eligible for the federal production tax credits and risk insurance provided by EPACT. EPACT provides an annual tax credit of 1.8 cents per kWh for nuclear facilities for the first eight years of operation. The credit is limited to the first 6,000 MW of new nuclear generation in the United States and has an annual cap of $125 million per 1,000 MW of national MW capacity limitation allocated to the unit. In April 2006, the Internal Revenue Service (IRS) provided interim guidance that the 6,000 MW of production tax credits generally will be allocated to new nuclear facilities that file license applications with the NRC by December 31, 2008, had poured safety-related concrete prior to January 1, 2014, and were placed in service before January 1, 2021. There is no guarantee that the interim guidance will be incorporated into the final regulations governing the allocation of production tax credits. Multiple utilities have announced plans to pursue new nuclear plants. There is no guarantee that any nuclear plant we construct would qualify for these or other incentives. We cannot predict the outcome of this matter.

In accordance with provisions of Florida’s comprehensive energy legislation enacted in 2006, the FPSC ordered new rules in December 2006 that would allow investor-owned utilities such as PEF to request recovery of certain planning and construction costs of a nuclear power plant prior to commercial operation. The FPSC issued a final rule on February 13, 2007, under which utilities will be allowed to recover prudently incurred siting, preconstruction costs and AFUDC on an annual basis through the capacity cost-recovery clause. The nuclear cost-recovery rule also has a provision to recover costs should the project be abandoned once the utility receives a final order granting a Determination of Need. These costs include any unrecovered construction work in progress at the time of abandonment and any other prudent and reasonable exit costs. Such amounts will not be included in a utility’s rate base when the plant is placed in commercial operation. In addition, the rule will require the FPSC to conduct an annual prudence review of the reasonableness and prudence of all such costs, including construction costs, and such determination shall not be subject to later review except upon a finding of fraud, intentional misrepresentation or the intentional withholding of key information by the utility. Also, on February 1, 2007, the FPSC amended its power plant bid rules to, among other things, exempt nuclear power plants from existing bid requirements.

In 2007, the South Carolina legislature ratified new energy legislation, which includes provisions for cost-recovery mechanisms associated with nuclear baseload generation. In 2007, the North Carolina legislature also passed new energy legislation, which authorizes the NCUC to allow annual prudence reviews of baseload generating plant construction costs and removes the requirement that a public utility prove financial distress before it may include construction work in progress in rate base and adjust rates, accordingly, in a general rate case while a baseload generating plant is under construction (See “Other Matters – Regulatory Environment”).

ENVIRONMENTAL MATTERS

We are subject to regulation by various federal, state and local authorities in the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. We believe that we are in substantial compliance with those environmental regulations currently applicable to our business and operations and believe we have all necessary permits to conduct such operations. Environmental laws and regulations frequently change and the ultimate costs of compliance cannot be precisely estimated.

HAZARDOUS AND SOLID WASTE MANAGEMENT

The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), authorize the Environmental Protection Agency (EPA) to require the cleanup of hazardous waste sites. This statute imposes retroactive joint and several liabilities. Some states, including North Carolina, South Carolina and Florida, have similar types of statutes. We are periodically notified by regulators, including the EPA and various state agencies, of our involvement or potential involvement in sites that may require investigation and/or remediation. There are presently several sites with respect to which we have been notified of our potential liability by the EPA, the state of North Carolina, the state of Florida or potentially responsible parties (PRP) groups. Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. PEC and PEF are each PRPs at several manufactured gas plant (MGP) sites. We are also currently in the process of assessing potential costs and exposures at other sites. These costs are eligible for regulatory recovery through either base rates or cost-recovery clauses (See Notes 4 and 12). Both PEC and PEF evaluate potential claims against other PRPs and insurance carriers and plan to submit claims for cost recovery where appropriate. The outcome of these potential claims cannot be predicted. No material claims are currently pending. Hazardous and solid waste management matters are discussed in detail in Note 12A.

We accrue costs to the extent our liability is probable and the costs can be reasonably estimated in accordance with GAAP. Because the extent of environmental impact, allocation among PRPs for all sites, remediation alternatives (which could involve either minimal or significant efforts), and concurrence of the regulatory authorities have not yet reached the stage where a reasonable estimate of the remediation costs can be made, we cannot determine the total costs that may be incurred in connection with the remediation of all sites at this time. It is probable that current estimates could change and additional losses, which could be material, may be incurred in the future.

AIR QUALITY AND WATER QUALITY

We are, or may ultimately be, subject to various current and proposed federal, state and local environmental compliance laws and regulations, which would likely result in increased capital expenditures and O&M expenses. Additionally, Congress is considering legislation that would require additional reductions in air emissions of nitrogen oxides (NOx), sulfur dioxide (SO2), carbon dioxide (CO2) and mercury. Some of these proposals establish nationwide caps and emission rates over an extended period of time. This national multipollutant approach to air pollution control could involve significant capital costs that could be material to our financial position or results of operations. Control equipment that will be installed pursuant to the provisions of the Clean Smokestacks Act, CAIR, CAVR and mercury regulation, which are discussed below, may address some of the issues outlined above. CAVR requires the installation of best available retrofit technology (BART) on certain units. However, the outcome of these matters cannot be predicted.

The following tables contain information about our current estimates of capital expenditures to comply with environmental laws and regulations described below. These costs are eligible for regulatory recovery through either base rates or cost-recovery clauses. The outcome of future petitions for recovery cannot be predicted. PEC has completed installation of controls to meet the NOx SIP Call Rule under Section 110 of the Clean Air Act (NOx SIP Call) requirements. The NOx SIP Call is not applicable to Florida. Expenditures for the NOx SIP Call include the cost to install NOx controls under North Carolina’s and South Carolina’s programs to comply with the federal eight-hour ozone standard. The air quality controls installed to comply with the NOx SIP Call and Clean Smokestacks Act will result in a reduction of the costs to meet the CAIR requirements for our North Carolina units at PEC. Our estimates of capital expenditures to comply with environmental laws and regulations are subject to periodic review and revision and may vary significantly. The timing and extent of the costs for future projects will depend upon final compliance strategies.

Progress Energy
Air and Water Quality Estimated Required Environmental Expenditures (in millions)	Estimated Timetable	Total Estimated Expenditures	Cumulative Spent through March 31, 2008
Clean Smokestacks Act	2002–2013	$1,500 – 1,600	$919
CAIR/CAVR/mercury regulation	2005–2016	1,300 – 2,400	492
Total air quality		2,800 – 4,000	1,411
Clean Water Act Section 316(b) (a)		–	–
Total air and water quality		$2,800 – 4,000	$1,411

PEC
Air and Water Quality Estimated Required Environmental Expenditures (in millions)	Estimated Timetable	Total Estimated Expenditures	Cumulative Spent through March 31, 2008
Clean Smokestacks Act	2002–2013	$1,500 – 1,600	$919
CAIR/CAVR/mercury regulation	2005–2016	100 – 200	13
Total air quality		1,600 – 1,800	932
Clean Water Act Section 316(b) (a)		–	–
Total air and water quality		$1,600 – 1,800	$932

PEF
Air and Water Quality Estimated Required Environmental Expenditures (in millions)	Estimated Timetable	Total Estimated Expenditures	Cumulative Spent through March 31, 2008
CAIR/CAVR/mercury regulation	2005–2016	$1,200 – 2,200	$479
Clean Water Act Section 316(b) (a)		–	–
Total air and water quality		$1,200 – 2,200	$479

(a)
Compliance plans to meet the requirements of a revised or new implementing rule under Section 316(b) of the Clean Water Act will be determined upon finalization of the rule. See discussion under “Water Quality.”

To date, under the first phase of Clean Smokestacks Act emission reductions, all environmental compliance projects at PEC’s Asheville and Lee plants and several projects at PEC’s Roxboro plant have been placed in service. The remaining projects at PEC’s two largest plants, Roxboro and Mayo, are under construction and are expected to be completed in 2008 and 2009, respectively. The remaining projects to comply with the second phase of emission reductions, which are smaller in scope, have not yet begun. These estimates are conceptual in nature and subject to change. As discussed below, our Clean Smokestacks Act compliance costs have increased from December 31, 2007.

To date, expenditures at PEF for CAIR/CAVR/mercury regulation primarily relate to environmental compliance projects under construction at CR5 and CR4, which are expected to be placed in service in 2009 and 2010, respectively. See discussion of projects for Crystal River Units No. 1 and No. 2 to meet CAVR beyond-BART requirements below. As a result of changes in the scope of work related to CAIR and the court decision that vacated the delisting determination and the Clean Air Mercury Rule (CAMR) discussed below, our estimated costs have decreased from December 31, 2007. Our current estimated costs reflect only the completion of engineering and design work in progress at the time that the CAMR was vacated. Compliance plans and estimated costs to meet the requirements of new mercury regulations will be determined when those new regulations are finalized.

New Source Review

The EPA is conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether changes at those facilities were subject to New Source Review (NSR) requirements or New Source Performance Standards under the Clean Air Act. We were asked to provide information to the EPA as part of this initiative and cooperated in supplying the requested information. The EPA has undertaken civil enforcement actions against unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements requiring expenditures by these unaffiliated utilities, several of which were in excess of $1.0 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related costs through rate adjustments or similar mechanisms.

Clean Smokestacks Act

In June 2002, the Clean Smokestacks Act was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of NOx and SO2 from their North Carolina coal-fired power plants in phases by 2013. PEC currently has approximately 5,000 MW of coal-fired generation capacity in North Carolina that is affected by the Clean Smokestacks Act. In March 2008, PEC filed its annual estimate with the NCUC of the total capital expenditures to meet emission targets under the Clean Smokestacks Act by the end of 2013, which were approximately $1.5 billion to $1.6 billion at the time of the filing. The increase in estimated total capital expenditures from the original 2002 estimate of $813 million is primarily due to the higher cost and revised quantities of construction materials, such as concrete and steel, refinement of cost and scope estimates for the current projects, increases in the estimated inflation factor applied to future project costs, and the impact of additional planning for Sutton Unit No. 3 and Cape Fear Units No. 5 and No. 6. We are continuing to evaluate various design, technology and new generation options that could further change expenditures required by the Clean Smokestacks Act. O&M expenses will significantly increase due to the cost of reagents, additional personnel and general maintenance associated with the equipment. Recent legislation in North Carolina and South Carolina expanded the traditional fuel clause to include the annual recovery of reagents and certain other costs; all other O&M expenses are currently recoverable through base rates. On March 23, 2007, PEC filed a petition with the NCUC regarding future recovery of costs to comply with the Clean Smokestacks Act, and on October 22, 2007, PEC filed with the NCUC a settlement agreement with the NCUC Public Staff, Carolina Utility Customers Association (CUCA) and Carolina Industrial Group for Fair Utility Rates II (CIGFUR) supporting PEC’s proposal. The NCUC held a hearing on this matter on October 30, 2007. On December 20, 2007, the NCUC approved the settlement agreement on a provisional basis. See further discussion about the Clean Smokestacks Act in Note 4A. We cannot predict the outcome of this matter.

Two of PEC’s largest coal-fired generating units (the Roxboro No. 4 and Mayo Units) impacted by the Clean Smokestacks Act are jointly owned. In 2005, PEC entered into an agreement with the joint owner to limit their aggregate costs associated with capital expenditures to comply with the Clean Smokestacks Act and recognized a liability related to this indemnification (See Note 12B).

Pursuant to the Clean Smokestacks Act, PEC entered into an agreement with the state of North Carolina to transfer to the state certain NOx and SO2 emissions allowances that result from compliance with the collective NOx and SO2 emissions limitations set in the Clean Smokestacks Act. The Clean Smokestacks Act also required the state to undertake a study of mercury and CO2 emissions in North Carolina. The future regulatory interpretation, implementation or impact of the Clean Smokestacks Act cannot be predicted.

Clean Air Interstate Rule, Clean Air Mercury Rule and Clean Air Visibility Rule

On March 10, 2005, the EPA issued the final CAIR. The EPA’s rule requires the District of Columbia and 28 states, including North Carolina, South Carolina and Florida, to reduce NOx and SO2 emissions in order to reduce levels of fine particulate matter and impacts to visibility. The CAIR sets emission limits to be met in two phases beginning in 2009 and 2015, respectively, for NOx and beginning in 2010 and 2015, respectively, for SO2. States were required to adopt rules implementing the CAIR and the EPA approved the North Carolina CAIR, the South Carolina CAIR and the Florida CAIR in 2007.

PEF has joined a coalition of Florida utilities that has filed a challenge to the CAIR as it applies to Florida. While we consider it unlikely that this challenge would eliminate the compliance requirements of the CAIR, it could potentially reduce or delay our costs to comply with the CAIR. On March 25, 2008 the D. C. Court of Appeals heard oral arguments in the litigation on the CAIR. The outcome of this matter cannot be predicted.

On March 15, 2005, the EPA finalized two separate but related rules: the CAMR that set mercury emissions limits to be met in two phases beginning in 2010 and 2018, respectively, and encouraged a cap-and-trade approach to achieving those caps, and a delisting rule that eliminated any requirement to pursue a maximum achievable control technology approach for limiting mercury emissions from coal-fired power plants. Sixteen states subsequently petitioned for a review of the EPA’s determination confirming the delisting. On February 8, 2008, the U.S. Court of

Appeals for the District of Columbia (D.C. Court of Appeals) decided in favor of the petitioners and vacated the delisting determination and the CAMR. On March 24, 2008, the EPA and the Utility Air Regulatory Group filed petitions for rehearing by the full court of appeals. The three states in which the Utilities operate adopted mercury regulations implementing CAMR and submitted their state implementation rules to the EPA. It is uncertain how the decision that vacated the federal CAMR and the petitions for rehearing will affect the state rules. The outcome of this matter cannot be predicted.

On June 15, 2005, the EPA issued the final CAVR. The EPA’s rule requires states to identify facilities, including power plants, built between August 1962 and August 1977 with the potential to produce emissions that affect visibility in 156 specially protected areas, including national parks and wilderness areas. To help restore visibility in those areas, states must require the identified facilities to install BART to control their emissions. The reductions associated with BART begin in 2013. CAVR included the EPA’s determination that compliance with the NOx and SO2 requirements of CAIR may be used by states as a BART substitute. Plans for compliance with CAIR and mercury regulation may fulfill BART obligations, but the states could require the installation of additional air quality controls if they do not achieve reasonable progress in improving visibility. On December 4, 2007, the FDEP finalized a Regional Haze implementation rule that requires sources significantly impacting visibility in Class I areas to install additional controls by December 31, 2017. PEC’s BART-eligible units are Asheville Units No. 1 and No. 2, Roxboro Units No. 1, No. 2 and No. 3, and Sutton Unit No. 3. PEF’s BART-eligible units are Anclote Units No. 1 and No. 2, Bartow Unit No. 3 and Crystal River Units No. 1 and No. 2. The outcome of this matter cannot be predicted.

PEC and PEF are each developing an integrated compliance strategy to meet all the requirements of the CAIR, CAVR and mercury regulation. We are evaluating various design, technology and new generation options that could change PEC’s and PEF’s costs to meet these requirements.

The integrated compliance strategy PEF anticipates implementing should provide most, but not all, of the NOx reductions required by CAIR. Therefore, PEF anticipates utilizing the cap-and-trade feature of CAIR by purchasing annual and seasonal NOx allowances. Because the emission controls cannot be installed in time to meet CAIR’s NOx requirements in 2009, PEF anticipates purchasing a higher level of annual and seasonal allowances in that year. The costs of these allowances would depend on market prices at the time these allowances are purchased. PEF expects to recover the costs of these allowances through its Environmental Cost Recovery Clause (ECRC).

On October 14, 2005, the FPSC approved PEF’s petition for the recovery of costs associated with the development and implementation of an integrated strategy to comply with the CAIR, CAMR and CAVR through the ECRC (see discussion above regarding CAMR). On March 31, 2006, PEF filed a series of compliance alternatives with the FPSC to meet these federal environmental rules. At the time, PEF’s recommended proposed compliance plan included approximately $740 million of estimated capital costs expected to be spent through 2016, to plan, design, build and install pollution control equipment at our Anclote and Crystal River plants. On November 6, 2006, the FPSC approved PEF’s petition for its integrated strategy to address compliance with CAIR, CAMR and CAVR. They also approved cost recovery of prudently incurred costs necessary to achieve this strategy. On June 1, 2007, PEF filed a supplemental petition for approval of its compliance plan and associated contracts and recovery of costs for air pollution control projects, which included approximately $1.0 billion to $2.3 billion of estimated capital costs for the range of alternative plans. The estimated capital cost for the recommended plan, which was $1.26 billion in the June 1, 2007 filing, represents the low end of the range in the table of estimated required environmental expenditures shown above. On April 2, 2008, PEF filed a petition for approval true-up of final environmental costs for the period January 2007 to December 2007 and a review of the integrated clean air compliance plan, which reconfirmed the efficacy of the recommended plan. The difference in costs between the recommended plan and the high end of the range represents the additional costs that may be incurred if pollution controls are required on Crystal River Units No. 1 and No. 2 in order to comply with the requirements of CAVR beyond BART, should reasonable progress in improving visibility not be achieved, as discussed above. The increase from the estimates filed in March 2006 is primarily due to the higher cost of labor and construction materials, such as concrete and steel, and refinement of cost and scope estimates for the current projects. These costs will continue to change depending upon the results of the engineering and strategy development work and/or increases in the underlying material, labor and equipment costs. Subsequent rule interpretations, equipment availability, or the unexpected acceleration of the initial NOx or other compliance dates, among other things, could require acceleration of some projects. The outcome of this matter cannot be predicted.

North Carolina Attorney General Petition under Section 126 of the Clean Air Act

In March 2004, the North Carolina attorney general filed a petition with the EPA, under Section 126 of the Clean Air Act, asking the federal government to force coal-fired power plants in 13 other states, including South Carolina, to reduce their NOx and SO2 emissions. The state of North Carolina contends these out-of-state emissions interfere with North Carolina’s ability to meet national air quality standards for ozone and particulate matter. On March 16, 2006, the EPA issued a final response denying the petition. The EPA's rationale for denial is that compliance with CAIR will reduce the emissions from surrounding states sufficiently to address North Carolina's concerns. On June 26, 2006, the North Carolina attorney general filed a petition in the D.C. Court of Appeals seeking a review of the agency’s final action on the petition. This case is being held in abeyance until the challenges to the CAIR have been resolved. The outcome of this matter cannot be predicted.

National Ambient Air Quality Standards

On December 21, 2005, the EPA announced proposed changes to the National Ambient Air Quality Standards (NAAQS) for particulate matter. The EPA proposed to lower the 24-hour standard for particulate matter less than 2.5 microns in diameter (PM 2.5) from 65 micrograms per cubic meter to 35 micrograms per cubic meter. In addition, the EPA proposed to establish a new 24-hour standard of 70 micrograms per cubic meter for particulate matter that is between 2.5 and 10 microns in diameter (PM 2.5-10). The EPA also proposed to eliminate the current standards for particulate matter less than 10 microns in diameter (PM 10). On September 20, 2006, the EPA announced that it is finalizing the PM 2.5 NAAQS as proposed. In addition, the EPA decided not to establish a PM 2.5-10 NAAQS, and it is eliminating the annual PM 10 NAAQS, but the EPA is retaining the 24-hour PM 10 NAAQS. These changes are not expected to result in designation of any additional nonattainment areas in PEC’s or PEF’s service territories. On December 18, 2006, environmental groups and 13 states filed a joint petition with the D.C. Court of Appeals arguing that the EPA's new particulate matter rule does not adequately restrict levels of particulate matter. The outcome of this matter cannot be predicted.

On March 12, 2008, the EPA announced changes to the NAAQS for ground-level ozone. The EPA revised the 8-hour primary and secondary standards from 0.08 parts per million to 0.075 parts per million. Depending on air quality improvements expected over the next several years as current federal requirements are implemented, additional nonattainment areas may be designated in PEC’s and PEF’s service territories. Should additional nonattainment areas be designated in our service territories, we may be required to install additional emission controls at some of our facilities. The outcome of this matter cannot be predicted.

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

2. Section 316(b) of the Clean Water Act

Section 316(b) of the Clean Water Act (Section 316(b)) requires cooling water intake structures to reflect the best technology available for minimizing adverse environmental impacts. The EPA promulgated a rule implementing Section 316(b) in respect to existing power plants in July 2004. The July 2004 rule required assessment of the baseline environmental effect of withdrawal of cooling water and development of technologies and measures for reducing environmental effects by certain percentages. Additionally, the rule authorized establishment of alternative performance standards where the site-specific costs of achieving the otherwise applicable standards would have been substantially greater than either the benefits achieved or the costs considered by the EPA during the rulemaking.

Subsequent to promulgation of the rule, a number of states, environmental groups and others sought judicial review of the rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued an opinion and order remanding many provisions of the rule to the EPA. On July 9, 2007, the EPA suspended the rule pending further rulemaking, with the exception of the requirement that permitting authorities establish best available technology controls for minimizing adverse environmental impact at existing cooling water intake structures on a case-by-case, best professional judgment basis. On April 14, 2008, the U.S. Supreme Court agreed to review a portion of the U.S. Court of Appeals decision and hear arguments related to whether the EPA is authorized to compare costs with benefits in determining the “best technology available for minimizing adverse environmental impact” at cooling water intake structures. As a result of these recent developments, our plans and associated estimated costs to comply with Section 316(b) will need to be reassessed and determined in accordance with any revised or new implementing rule once it is established by the EPA. Costs of compliance with a new implementing rule are expected to be higher, and could be significantly higher, than estimated costs under the July 2004 rule. Our most recent cost estimates to comply with the July 2004 implementing rule were $60 million to $90 million, including $5 million to $10 million at PEC and $55 million to $80 million at PEF. The outcome of this matter cannot be predicted.

OTHER ENVIRONMENTAL MATTERS

Global Climate Change

The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of CO2 and other greenhouse gases. The treaty went into effect on February 16, 2005. The United States has not adopted the Kyoto Protocol. There are proposals and ongoing studies at the state and federal levels, including the state of Florida, to address global climate change that would regulate CO2 and other greenhouse gases. See further discussion of the executive orders issued by the governor of Florida to address reduction of greenhouse gas emissions under “Other Matters – Regulatory Environment.”

Reductions in CO2 emissions to the levels specified by the Kyoto Protocol and some additional proposals could be materially adverse to our financial position or results of operations if associated costs of control or limitation cannot be recovered from ratepayers. The cost impact of legislation or regulation to address global climate change would depend on the specific legislation or regulation enacted and cannot be determined at this time. We have articulated principles that we believe should be incorporated into any global climate change policy. While the outcome of this matter cannot be predicted, we are taking action on this important issue as discussed under “Other Matters – Increasing Energy Demand.” In addition to a report issued in 2006, we will issue an updated report on global climate change in the second quarter of 2008, which further evaluates this dynamic issue. While we participate in the development of a national climate change policy framework, we will continue to actively engage others in our region to develop consensus-based solutions, as we did with the Clean Smokestacks Act.

In a decision issued July 15, 2005, the D.C. Court of Appeals denied petitions for review filed by several states, cities and organizations seeking the regulation by the EPA of CO2 emissions from new automobiles under the Clean Air Act, holding that the EPA administrator properly exercised his discretion in denying the request for regulation. The U.S. Supreme Court agreed to hear the case and on April 2, 2007, it ruled that the EPA has the authority under the Clean Air Act to regulate CO2 emissions from new automobiles. On April 2, 2008, 18 states and 11 environmental groups filed an action in the D. C. Circuit Court against the EPA Administrator seeking an order requiring EPA to make a determination within 60 days of whether greenhouse gas emissions endanger public health and welfare. The impact of these developments cannot be predicted.

NEW ACCOUNTING STANDARDS

See Note 2 for a discussion of the impact of new accounting standards.

PEC

The following MD&A and the information incorporated herein by reference contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Safe Harbor for Forward-Looking Statements” included within this Form 10-Q and Item 1A, “Risk Factors” to the 2007 Form 10-K for a discussion of the factors that may impact any such forward-looking statements made herein.

RESULTS OF OPERATIONS

This information is incorporated herein by reference to “Results of Operations” in Progress Energy’s MD&A, insofar as it relates to PEC.

LIQUIDITY AND CAPITAL RESOURCES

This information is incorporated herein by reference to “Liquidity and Capital Resources” in Progress Energy’s MD&A, insofar as it relates to PEC.

Cash provided by operating activities increased $209 million for the three months ended March 31, 2008, when compared to the corresponding period in the prior year. The increase in operating cash flow was primarily due to a $92 million impact from increases in accounts payable and payables to affiliated companies; $53 million due to income tax impacts; a $25 million impact due to lower wholesale billings; and a $16 million impact from inventory, primarily due to lower coal inventory purchases. The increase in accounts payable and payables to affiliated companies was primarily driven by the timing of purchases and payments to vendors and affiliates.

Cash used by investing activities increased $137 million for the three months ended March 31, 2008, when compared to the corresponding period in the prior year. The increase in cash used in investing activities was primarily due to a $109 million increase in advances to affiliates and a $50 million decrease in net proceeds from short-term investments included in available-for-sale securities and other investments. Available-for-sale securities and other investments include marketable debt securities and investments held in nuclear decommissioning trusts. These impacts were partially offset by a $35 million decrease in capital expenditures for utility property additions, primarily driven by lower spending for compliance with the Clean Smokestacks Act.

Net cash provided by financing activities was $164 million for the three months ended March 31, 2008, compared to net cash used by financing activities of $26 million for the three months ended March 31, 2007, for a net increase of $190 million. The increase in cash provided by financing activities was due primarily to a $325 million long-term debt issuance, partially offset by a $154 million decrease related to advances from affiliates. PEC’s 2008 financing activities are further described under Progress Energy’s MD&A, “Liquidity and Capital Resources”.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

PEC’s off-balance sheet arrangements and contractual obligations are described below.

MARKET RISK AND DERIVATIVES

Under its risk management policy, PEC may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 9 and Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q, for a discussion of market risk and derivatives.

CONTRACTUAL OBLIGATIONS

This information is incorporated herein by reference to “Contractual Obligations” in Progress Energy’s MD&A, insofar as it relates to PEC.

OTHER MATTERS

This information is incorporated herein by reference to “Other Matters” in Progress Energy’s MD&A, insofar as it relates to PEC.

PEF

The following MD&A and the information incorporated herein by reference contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Safe Harbor for Forward-Looking Statements” included within this Form 10-Q and Item 1A, “Risk Factors” to the 2007 Form 10-K for a discussion of the factors that may impact any such forward-looking statements made herein.

Other than as discussed below, the information called for by Item 2 is omitted pursuant to Instruction H(2)(c) to Form 10-Q (Omission of Information by Certain Wholly Owned Subsidiaries).

RESULTS OF OPERATIONS

This information is incorporated herein by reference to “Results of Operations” in Progress Energy’s MD&A, insofar as it relates to PEF.

LIQUIDITY AND CAPITAL RESOURCES

This information is incorporated herein by reference to “Liquidity and Capital Resources” in Progress Energy’s MD&A, insofar as it relates to PEF.

Cash provided by operating activities decreased $39 million for the three months ended March 31, 2008, when compared to the corresponding period in the prior year. The decrease was primarily due to an $82 million decrease in the recovery of fuel costs, a $32 million increase in NOx and SO2 emission allowance purchases, and a $10 million decrease from accounts receivable and receivables from affiliated companies. These impacts were partially offset by a $90 million increase from accounts payable and payables to affiliated companies primarily driven by the timing of purchases and payments to vendors and affiliates.

Cash used in investing activities increased $7 million for the three months ended March 31, 2008, when compared to the corresponding period in the prior year. The increase in cash used in investing activities was primarily due to a $185 million increase in capital expenditures for utility property additions, primarily due to a $137 million increase in environmental compliance spending. This impact was partially offset by a $149 million decrease in advances to affiliates and a $23 million decrease in nuclear fuel additions.

Net cash provided by financing activities was $14 million for the three months ended March 31, 2008, compared to net cash used by financing activities of $36 million for the three months ended March 31, 2007, for a net increase of $50 million. The increase in cash provided by financing activities was due primarily to a $131 million change in advances from affiliates, partially offset by the payment at maturity of $80 million in first mortgage bonds. PEF’s 2008 financing activities are further described under Progress Energy’s MD&A, “Liquidity and Capital Resources”.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

PEF’s off-balance sheet arrangements and contractual obligations are described below.

MARKET RISK AND DERIVATIVES

Under its risk management policy, PEF may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 9 and Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q, for a discussion of market risk and derivatives.

CONTRACTUAL OBLIGATIONS

This information is incorporated herein by reference to “Contractual Obligations” in Progress Energy’s MD&A, insofar as it relates to PEF.

OTHER MATTERS

This information is incorporated herein by reference to “Other Matters” in Progress Energy’s MD&A, insofar as it relates to PEF.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various risks related to changes in market conditions. Market risk represents the potential loss arising from adverse changes in market rates and prices. We have a risk management committee that includes senior executives from various business groups. The risk management committee is responsible for administering risk management policies and monitoring compliance with those policies by all subsidiaries. Under our risk policy, we may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. Such instruments contain credit risk to the extent that the counterparty fails to perform under the contract. We mitigate such risk by performing credit reviews using, among other things, publicly available credit ratings of such counterparties (See Note 9).

The following disclosures about market risk contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review Item 1A, “Risk Factors” to the 2007 Form 10-K and “Safe Harbor for Forward-Looking Statements” included within this Form 10-Q for a discussion of the factors that may impact any such forward-looking statements made herein.

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

These financial instruments are held for purposes other than trading. The risks discussed below do not include the price risks associated with nonfinancial instrument transactions and positions associated with our operations, such as purchase and sales commitments and inventory.

PROGRESS ENERGY

Other than described below, the various risks that we are exposed to have not materially changed since December 31, 2007.

INTEREST RATE RISK

Our exposure to changes in interest rates from fixed rate and variable rate long-term debt at March 31, 2008, has changed from December 31, 2007. The total notional amount of fixed rate long-term debt at March 31, 2008, was $8.2 billion, with an average interest rate of 5.94% and fair market value of $8.5 billion. The total notional amount of fixed rate long-term debt at December 31, 2007, was $7.9 billion, with an average interest rate of 6.20% and fair market value of $8.2 billion. The total notional amount of variable rate long-term debt at March 31, 2008, was $1.4 billion, with an average interest rate of 4.27% and fair market value of $1.4 billion. The total notional amount of variable rate long-term debt at December 31, 2007, was $1.4 billion, with an average interest rate of 4.80% and fair market value of $1.4 billion.

In addition to our variable rate long-term debt, we typically have commercial paper and/or loans outstanding under our RCA facilities, which are also exposed to floating interest rates. At March 31, 2008, and December 31, 2007, approximately 16 percent of consolidated debt was in floating rate mode, including interest rate swaps.

From time to time, we use interest rate derivative instruments to adjust the mix between fixed and floating rate debt in our debt portfolio, to mitigate our exposure to interest rate fluctuations associated with certain debt instruments, and to hedge interest rates with regard to future fixed rate debt issuances.

The notional amounts of interest rate derivatives are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the exposure in the transaction is the cost of replacing the agreements at current market rates. We only enter into interest rate derivative agreements with banks with credit ratings of single A or better.

We use a number of models and methods to determine interest rate risk exposure and fair value of derivative positions. For reporting purposes, fair values and exposures of derivative positions are determined as of the end of the reporting period using the Bloomberg Financial Markets system.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), interest rate derivatives that qualify as hedges are separated into one of two categories, cash flow hedges or fair value hedges. Cash flow hedges are used to reduce exposure to changes in cash flow due to fluctuating interest rates. Fair value hedges are used to reduce exposure to changes in fair value due to interest rate changes.

The following tables summarize the terms, fair market values and exposures of our interest rate derivative instruments.

CASH FLOW HEDGES

At March 31, 2008, PEF had $200 million notional of pay-fixed forward starting swaps to hedge cash flow risk with regard to future financing transactions and at December 31, 2007, PEC had $200 million notional of pay-fixed forward starting swaps to hedge cash flow risk with regard to future financing transactions. Under terms of these swap agreements, we will pay a fixed rate and receive a floating rate based on the 3-month London Inter Bank Offering Rate (LIBOR). The Parent had no open interest rate cash flow hedges at March 31, 2008, and December 31, 2007.

Cash Flow Hedges (dollars in millions)	Notional Amount	Pay	Receive (a)	Fair Value	Exposure (b)
PEC
Risk hedged at March 31, 2008	None

Risk hedged at December 31, 2007
Anticipated 10-year debt issue (c)	$100	5.32%	3-month LIBOR	$(5)	$(2)
Anticipated 30-year debt issue (d)	100	5.50%	3-month LIBOR	(7)	(4)
Total	$200	5.41%		$(12)	$(6)

PEF
Risk hedged at March 31, 2008
Anticipated 10-year debt issue (e)	$100	4.52%	3-month LIBOR	$(3)	$(2)
Anticipated 30-year debt issue (f)	100	4.92%	3-month LIBOR	(4)	(4)
Total	$200	4.72%		$(7)	$(6)

Risk hedged at December 31, 2007:	None

(a)	3-month LIBOR rate was 2.69% at March 31, 2008, and 4.70% at December 31, 2007.
(b)	Exposure indicates change in value due to 25 basis point unfavorable shift in interest rates.
(c)	Anticipated 10-year debt issue hedges were terminated on March 10, 2008, in conjunction with PEC’s issuance of $325 million 6.30% First Mortgage Bonds.
(d)	Anticipated 30-year debt issue hedges were terminated on March 10, 2008, in conjunction with PEC’s issuance of $325 million 6.30% First Mortgage Bonds.
(e)	Anticipated 10-year debt issue hedge matures on June 30, 2018, and requires mandatory cash settlement on June 30, 2008.
(f)	Anticipated 30-year debt issue hedge matures on June 30, 2038, and requires mandatory cash settlement on June 30, 2008.

On January 8, 2008, PEF entered into a 10-year $100 million notional forward starting swap and a 30-year $100 million notional forward starting swap to mitigate exposure to interest rate risk in anticipation of future debt issuances. On May 1, 2008, PEF entered into a $50 million notional 10-year forward starting swap and a $100 million notional 30-year forward starting swap to mitigate exposure to interest rate risk in anticipation of future debt issuances.

MARKETABLE SECURITIES PRICE RISK

At March 31, 2008, and December 31, 2007, the fair value of our nuclear decommissioning trust funds was $1.313 billion and $1.384 billion, respectively, including $771 million and $804 million, respectively, for PEC and $542 million and $580 million, respectively, for PEF. The accounting for nuclear decommissioning recognizes that the Utilities’ regulated electric rates provide for recovery of these costs net of any trust fund earnings, and, therefore, fluctuations in trust fund marketable security returns do not affect earnings.

CONTINGENT VALUE OBLIGATIONS MARKET VALUE RISK

CVOs are recorded at fair value, and unrealized gains and losses from changes in fair value are recognized in earnings. At March 31, 2008, and December 31, 2007, the fair value of CVOs was $34 million. We perform sensitivity analyses to estimate our exposure to the market risk of the CVOs. The sensitivity analysis performed on the CVOs uses quoted prices obtained from brokers or quote services to measure the potential loss in earnings from a hypothetical 10 percent adverse change in market prices over the next 12 months. A hypothetical 10 percent increase in the March 31, 2008, market price would result in a $3 million increase in the fair value of the CVOs.

COMMODITY PRICE RISK

We are exposed to the effects of market fluctuations in the price of natural gas, coal, fuel oil, electricity and other energy-related products marketed and purchased as a result of our ownership of energy-related assets. Our exposure to these fluctuations is significantly limited by the cost-based regulation of the Utilities. Each state commission allows electric utilities to recover certain of these costs through various cost-recovery clauses to the extent the respective commission determines that such costs are prudent. Therefore, while there may be a delay in the timing between when these costs are incurred and when these costs are recovered from the ratepayers, changes from year to year have no material impact on operating results. In addition, most of our long-term power sales contracts shift substantially all fuel price risk to the purchaser.

Most of our commodity contracts are not derivatives pursuant to SFAS No. 133 or qualify and are elected as normal purchases or sales pursuant to SFAS No. 133. Therefore, such contracts are not recorded at fair value.

We perform sensitivity analyses to estimate our exposure to the market risk of our derivative commodity instruments that are not eligible for recovery from ratepayers. At March 31, 2008, we did not have any derivative commodity instruments not eligible for recovery from ratepayers.

See Note 9 for additional information with regard to our commodity contracts and use of derivative financial instruments.

DISCONTINUED OPERATIONS

On January 8, 2007, we entered into derivative contracts to hedge economically a portion of our 2007 synthetic fuels cash flow exposure to the risk of rising oil prices. These contracts ended on December 31, 2007, and were settled for cash on January 8, 2008, with no material impact to 2008 earnings. At December 31, 2007, the $234 million fair value of these contracts was included in receivables, net on the Consolidated Balance Sheet. See Note 9A for additional discussion related to our commodity derivatives.

ECONOMIC DERIVATIVES

Derivative products, primarily electricity and natural gas contracts, may be entered into from time to time for economic hedging purposes. While management believes the economic hedges mitigate exposures to fluctuations in commodity prices, these instruments are not designated as hedges for accounting purposes and are monitored consistent with trading positions. We manage open positions with strict policies that limit our exposure to market risk and require daily reporting to management of potential financial exposures.

The Utilities have derivative instruments related to their exposure to price fluctuations on fuel oil and natural gas purchases. These instruments receive regulatory accounting treatment. Unrealized gains and losses are recorded in regulatory liabilities and regulatory assets on the Balance Sheets, respectively, until the contracts are settled. Once settled, any realized gains or losses are passed through the fuel clause. During the quarters ended March 31, 2008 and 2007, PEC recorded a net realized gain of less than $1 million. During the quarters ended March 31, 2008 and 2007, PEF recorded a net realized gain of $16 million and a net realized loss of $17 million, respectively.

The December 31, 2007 balances presented below reflect the retrospective adoption of FASB Staff Position No. FIN 39-1, “An Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts” (See Note 2).

At March 31, 2008, the fair value of PEC’s commodity derivative instruments was recorded as a $13 million short-term derivative asset position included in prepayments and other current assets and $36 million long-term derivative asset position included in other assets and deferred debits on the PEC Consolidated Balance Sheet. At December 31, 2007, the fair value of such instruments were recorded as a $19 million long-term derivative asset position included in other assets and deferred debits and a $4 million short-term derivative liability included in other current liabilities on the PEC Consolidated Balance Sheet. PEC had no cash collateral position at March 31, 2008 or December 31, 2007.

At March 31, 2008, the fair value of PEF’s commodity derivative instruments was recorded as a $204 million short-term derivative asset position included in current derivative assets, a $174 million long-term derivative asset position included in derivative assets, a $4 million short-term liability position included in derivative liabilities, and a $5 million long-term derivative liability position included in other liabilities and deferred credits on the PEF Balance Sheet. At December 31, 2007, the fair value of such instruments were recorded as a $83 million short-term derivative asset position included in current derivative assets, a $100 million long-term derivative asset position included in derivative assets, a $38 million short-term liability position included in derivative liabilities, and a $9 million long-term derivative liability position included in other liabilities and deferred credits on the PEF Balance Sheet. PEF had a $51 million cash collateral liability at March 31, 2008, included in other current liabilities on the PEF Balance Sheet, and no cash collateral position at December 31, 2007.

CASH FLOW HEDGES

PEC designates a portion of commodity derivative instruments as cash flow hedges under SFAS No. 133. The objective for holding these instruments is to hedge exposure to market risk associated with fluctuations in the price of power for our forecasted sales. Realized gains and losses are recorded net in operating revenues. At March 31, 2008 and December 31, 2007, neither we nor the Utilities had material outstanding positions in such contracts. The ineffective portion of commodity cash flow hedges was not material to our or the Utilities’ results of operations for the three months ended March 31, 2008 and 2007.

At March 31, 2008 and December 31, 2007, the amount recorded in our or PEC’s accumulated other comprehensive income related to commodity cash flow hedges was not material and PEF had no amount recorded in accumulated other comprehensive income related to commodity cash flow hedges.

PEC

The information required by this item is incorporated herein by reference to the “Quantitative and Qualitative Disclosures about Market Risk” discussed above insofar as it relates to PEC.

PEC has certain market risks inherent in its financial instruments, which arise from transactions entered into in the normal course of business. PEC’s primary exposures are changes in interest rates with respect to long-term debt and commercial paper, fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds, and changes in energy related commodity prices. Other than as discussed above, PEC’s exposure to these risks has not materially changed since March 31, 2008.

PEF

Other than as discussed above, the information called for by Item 3 is omitted pursuant to Instruction H(2)(c) to Form 10-Q (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 4.                      CONTROLS AND PROCEDURES

PROGRESS ENERGY

Pursuant to the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of management, including our Chairman, President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4.T                     CONTROLS AND PROCEDURES

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

There has been no change in PEC’s internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

There has been no change in PEF’s internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

Legal aspects of certain matters are set forth in PART I, Item 1 (See Note 13C).

ITEM 1A.          RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors to the 2007 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2007 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

With the 2008 divestiture of Terminals and Coal Mining, we are no longer subject to operational and financial risks from operating nonregulated businesses as disclosed in the 2007 Form 10-K.

ITEM 2.                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

RESTRICTED STOCK UNIT AWARD PAYOUTS

(a)
Securities Delivered. On January 2, 2008, January 15, 2008 and January 24, 2008, 91 shares, 4,178 shares and 296 shares, respectively, of our common stock were delivered to certain former employees pursuant to the terms of the Progress Energy 2002 Equity Incentive Plan (EIP), which was approved by Progress Energy’s shareholders on May 8, 2002. Additionally, on March 20, 2008, 170,516 shares of our common stock were delivered to certain current employees pursuant to the terms of the EIP. The shares of common stock delivered pursuant to the EIP were newly issued shares of Progress Energy.

(b)	Underwriters and Other Purchasers. No underwriters were used in connection with the delivery of our common stock described above.

(c)
Consideration. The restricted stock unit awards were granted to provide an incentive to the former employees to exert their utmost efforts on Progress Energy’s behalf and thus enhance our performance while aligning the employees’ interest with those of our shareholders.

(d)	Exemption from Registration Claimed. The common shares described in this Item were delivered pursuant to a broad-based involuntary, non-contributory employee benefit plan, and thus did not involve an offer to sell or sale of securities within the meaning of Section 2(3) of the Securities Act of 1933. Receipt of the shares of our common stock required no investment decision on the part of the recipient.

PERFORMANCE SHARE SUB-PLAN AWARD PAYOUTS

(a)
Securities Delivered. On March 24, 2008, 360,674 shares of our common stock were delivered to employees pursuant to the terms of the EIP. The shares of common stock delivered pursuant to the EIP were newly issued shares of Progress Energy.

(b)	Underwriters and Other Purchasers. No underwriters were used in connection with the delivery of our common stock described above.

(c)
Consideration. The performance share awards were granted to provide an incentive to the former employees to exert their utmost efforts on Progress Energy’s behalf and thus enhance our performance while aligning the employees’ interest with those of our shareholders.

(d)
Exemption from Registration Claimed. The common shares described in this Item were delivered pursuant to a broad-based involuntary, non-contributory employee benefit plan, and thus did not involve an offer to sell or sale of securities within the meaning of Section 2(3) of the Securities Act of 1933. Receipt of the shares of our common stock required no investment decision on the part of the recipient.

ISSUER PURCHASES OF EQUITY SECURITIES FOR FIRST QUARTER OF 2008

Period	(a) Total Number of Shares (or Units) Purchased (1)(2)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31	429,378	$46.2555	N/A	N/A
February 1 - February 29	70,000	43.9054	N/A	N/A
March 1 - March 31	–	–	N/A	N/A
Total	499,378	$45.9261	N/A	N/A

(1)	At March 31, 2008, Progress Energy did not have any publicly announced plans or programs to purchase shares of its common stock.
(2)	The plan administrator purchased 499,378 shares of our common stock in open-market transactions to meet share delivery obligations under our 401(k).

ITEM 5.                      OTHER INFORMATION

CONDENSED CONSOLIDATING STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

For informational purposes, we have corrected an error in the presentation of the condensed consolidating Statements of Income previously reported in Note 23 in the 2007 Form 10-K. The error related to the line items affiliate revenues and discontinued operations, net of tax in the Subsidiary Guarantor and the Other columns. Specifically, certain affiliate revenues of discontinued Terminals operations were incorrectly included in continuing operations. This resulted in misclassifications between income from continuing operations and discontinued operations, net of tax in the Subsidiary Guarantor column in the condensed consolidating Statements of Income for the years ended December 31, 2007, 2006 and 2005. There were equal and offsetting errors in the Other column, with no impact to the Parent or Progress Energy, Inc. columns. This correction is limited to the Subsidiary Guarantor and the Other columns in the condensed consolidating Statements of Income in Note 23 in the 2007 Form 10-K and does not affect Progress Energy’s Consolidated Statements of Income, Consolidated Balance Sheets or Consolidated Statements of Cash Flows. We will prospectively present restated consolidating financial information the next time we issue our annual consolidated financial statements.

The following schedules present the specific line item amounts in Note 23 in the 2007 Form 10-K that have been restated as a result of this correction:

Condensed Consolidating Statement of Income Year ended December 31, 2007
(in millions)	Parent	Subsidiary Guarantor	Other	Progress Energy, Inc.
As originally reported
Affiliate revenues	$–	$89	$(89)	$–
Total operating revenues	–	4,857	4,296	9,153
Operating (loss) income	(10)	679	877	1,546
(Loss) income from continuing operations before income tax, equity in earnings of consolidated subsidiaries and minority interest	(186)	528	694	1,036
Income (loss) from continuing operations	489	402	(198)	693
Discontinued operations, net of tax	15	(59)	(145)	(189)

As restated
Affiliate revenues	$–	$–	$–	$–
Total operating revenues	–	4,768	4,385	9,153
Operating (loss) income	(10)	590	966	1,546
(Loss) income from continuing operations before income tax, equity in earnings of consolidated subsidiaries and minority interest	(186)	439	783	1,036
Income (loss) from continuing operations	489	313	(109)	693
Discontinued operations, net of tax	15	30	(234)	(189)

Condensed Consolidating Statement of Income Year ended December 31, 2006
(in millions)	Parent	Subsidiary Guarantor	Other	Progress Energy, Inc.
As originally reported
Affiliate revenues	$–	$41	$(41)	$–
Total operating revenues	–	4,678	4,046	8,724
Operating (loss) income	(14)	657	844	1,487
(Loss) income from continuing operations before income tax, equity in earnings of consolidated subsidiaries and minority interest	(323)	530	699	906
Income (loss) from continuing operations	579	340	(368)	551
Discontinued operations, net of tax	(8)	359	(331)	20

As restated
Affiliate revenues	$–	$–	$–	$–
Total operating revenues	–	4,637	4,087	8,724
Operating (loss) income	(14)	616	885	1,487
(Loss) income from continuing operations before income tax, equity in earnings of consolidated subsidiaries and minority interest	(323)	489	740	906
Income (loss) from continuing operations	579	299	(327)	551
Discontinued operations, net of tax	(8)	400	(372)	20

Condensed Consolidating Statement of Income Year ended December 31, 2005
(in millions)	Parent	Subsidiary Guarantor	Other	Progress Energy, Inc.
As originally reported
Affiliate revenues	$–	$188	$(188)	$–
Total operating revenues	–	4,144	3,804	7,948
Operating (loss) income	(16)	664	740	1,388
(Loss) income from continuing operations before income tax, equity in earnings of consolidated subsidiaries and minority interest	(255)	500	580	825
Income (loss) from continuing operations	693	400	(570)	523
Discontinued operations, net of tax	4	(26)	195	173

As restated
Affiliate revenues	$–	$–	$–	$–
Total operating revenues	–	3,956	3,992	7,948
Operating (loss) income	(16)	476	928	1,388
(Loss) income from continuing operations before income tax, equity in earnings of consolidated subsidiaries and minority interest	(255)	312	768	825
Income (loss) from continuing operations	693	212	(382)	523
Discontinued operations, net of tax	4	162	7	173

QUARTERLY FINANCIAL DATA FOR 2007 AND 2006

We have corrected an error in the presentation of the unaudited summarized financial data previously reported for Progress Energy in Note 24 in the 2007 Form 10-K. Specifically, the Progress Energy quarterly data reported for 2007 and 2006 contained misclassifications between income from continuing operations and income from discontinued operations relating to the impacts of quarterly tax levelization adjustments (See Note 1B). When the synthetic fuels businesses were reclassified to discontinued operations in the fourth quarter of 2007 (See Note 3A), the impacts of the quarterly tax levelization adjustments associated with the synthetic fuels tax credits were not also reclassified to discontinued operations. This correction is limited to amounts reported for Progress Energy only in Note 24 in the 2007 Form 10-K and does not affect the information presented in Note 24 for PEC and PEF. This correction does not affect our Consolidated Statements of Income for 2007 or 2006, as the quarterly tax levelization adjustments net to zero on an annual basis. In addition, this correction does not impact any previously filed Form 10-Q as the synthetic fuels businesses were first reclassified to discontinued operations in the fourth quarter of 2007.

The following schedules present specific line item amounts in Note 24 in the 2007 Form 10-K that have been restated as a result of this correction:

Progress Energy
(in millions except per share data)	First	Second	Third	Fourth
2007
As originally reported
Income from continuing operations	$159	$106	$327	$101
Common stock data
Basic earnings per common share
Income from continuing operations	0.63	0.42	1.27	0.39
Diluted earnings per common share
Income from continuing operations	0.62	0.41	1.27	0.39

As restated
Income from continuing operations	149	138	311	95
Common stock data
Basic earnings per common share
Income from continuing operations	0.59	0.54	1.21	0.37
Diluted earnings per common share
Income from continuing operations	0.59	0.54	1.21	0.37

2006
As originally reported
Income from continuing operations	$67	$110	$268	$106
Common stock data
Basic earnings per common share
Income from continuing operations before cumulative effect of change in accounting principle	0.27	0.44	1.07	0.42
Diluted earnings per common share
Income from continuing operations before cumulative effect of change in accounting principle	0.27	0.44	1.07	0.42

As restated
Income from continuing operations	85	112	246	108
Common stock data
Basic earnings per common share
Income from continuing operations	0.34	0.45	0.98	0.43
Diluted earnings per common share
Income from continuing operations	0.34	0.45	0.98	0.43

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description	Progress Energy	PEC	PEF

10(a)	Executive and Key Manager 2008 Performance Share Sub-Plan, effective as of March 18, 2008, Exhibit A to the 2007 Equity Incentive Plan	X	X	X

10(b)	Form of Restricted Stock Unit Agreement as of March 18, 2008	X	X	X

31(a)	302 Certifications of Chief Executive Officer	X

31(b)	302 Certifications of Chief Financial Officer	X

31(c)	302 Certifications of Chief Executive Officer		X

31(d)	302 Certifications of Chief Financial Officer		X

31(e)	302 Certifications of Chief Executive Officer			X

31(f)	302 Certifications of Chief Financial Officer			X

32(a)	906 Certifications of Chief Executive Officer	X

32(b)	906 Certifications of Chief Financial Officer	X

32(c)	906 Certifications of Chief Executive Officer		X

32(d)	906 Certifications of Chief Financial Officer		X

32(e)	906 Certifications of Chief Executive Officer			X

32(f)	906 Certifications of Chief Financial Officer			X

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS ENERGY, INC.
CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
Date: May 9, 2008	(Registrants)

By: /s/ Peter M. Scott III
Peter M. Scott III
Executive Vice President and Chief Financial Officer

By: /s/ Jeffrey M. Stone
Jeffrey M. Stone
Chief Accounting Officer and Controller
Progress Energy, Inc.
Chief Accounting Officer
Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.
Florida Power Corporation d/b/a Progress Energy Florida, Inc.