Form 10-Q
period 2009-06-30
CAROLINA POWER & LIGHT CO; FLORIDA POWER CORP; PROGRESS ENERGY INC
filed 2009-08-07
CIK 17797, 37637, 1094093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Progress Energy	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer	☐	Smaller reporting company	☐

PEC	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

PEF	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Progress Energy	Yes	☐	No	☒
PEC	Yes	☐	No	☒
PEF	Yes	☐	No	☒

At August 3, 2009, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares
Progress Energy	Common Stock (Without Par Value)	279,297,789

PEC	Common Stock (Without Par Value)	159,608,055 (all of which were held directly by Progress Energy, Inc.)

PEF	Common Stock (Without Par Value)	100 (all of which were held indirectly by Progress Energy, Inc.)

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

The following abbreviations or acronyms are used by the Progress Registrants:

TERM	DEFINITION

2008 Form 10-K	Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2008
401(k)	Progress Energy 401(k) Savings & Stock Ownership Plan
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ASLB	Atomic Safety and Licensing Board
Asset Purchase Agreement	Agreement by and among Global, Earthco and certain affiliates, and the Progress Affiliates as amended on August 23, 2000
Audit Committee	Audit and Corporate Performance Committee of Progress Energy’s board of directors
BART	Best Available Retrofit Technology
Broad River	Broad River LLC’s Broad River Facility
Brunswick	PEC’s Brunswick Nuclear Plant
Btu	British thermal unit
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CCO	Competitive Commercial Operations
CERCLA or Superfund	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Ceredo	Ceredo Synfuel LLC
Clean Smokestacks Act	North Carolina Clean Smokestacks Act, enacted in June 2002
Coal Mining	Two Progress Fuels subsidiaries engaged in the coal mining business, which were sold on March 7, 2008
the Code	Internal Revenue Code
CO2	Carbon dioxide
COL	Combined license
Colona	Colona Synfuel Limited Partnership, LLLP
Corporate and Other	Corporate and Other segment primarily includes the Parent, Progress Energy Service Company and miscellaneous other nonregulated businesses
CR1 and CR2	PEF’s Crystal River Units No. 1 and 2 coal-fired steam turbines
CR3	PEF’s Crystal River Unit No. 3 Nuclear Plant
CR4 and CR5	PEF’s Crystal River Units No. 4 and 5 coal-fired steam turbines
CVO	Contingent value obligation
D.C. Court of Appeals	U.S. Court of Appeals for the District of Columbia Circuit
DeSoto	DeSoto County Generating Co., LLC
Dixie Fuels	Dixie Fuels Limited
DOE	United States Department of Energy
DSM	Demand-side management
Earthco	Four coal-based solid synthetic fuels limited liability companies of which three were wholly owned
ECCR	Energy Conservation Cost Recovery Clause
ECRC	Environmental Cost Recovery Clause
EIP	Equity Incentive Plan
EPACT	Energy Policy Act of 2005
EPC	Engineering, procurement and construction
ERO	Electric reliability organization

ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company, LLC
the Florida Global Case	U.S. Global, LLC v. Progress Energy, Inc. et al
Florida Progress	Florida Progress Corporation
Florida RPS	Florida renewable portfolio standard
FPSC	Florida Public Service Commission
FRCC	Florida Reliability Coordinating Council
Funding Corp.	Florida Progress Funding Corporation, a wholly owned subsidiary of Florida Progress
GAAP	Accounting principles generally accepted in the United States of America
Gas	Natural gas drilling and production business
the Georgia Contracts	Full-requirements contracts with 16 Georgia electric membership cooperatives formerly serviced by CCO
Georgia Operations	Former reporting unit consisting of the Effingham, Monroe, Walton and Washington nonregulated generation plants in service and the Georgia Contracts
GHG	Greenhouse gas
Global	U.S. Global, LLC
GridSouth	GridSouth Transco, LLC
Harris	PEC’s Shearon Harris Nuclear Plant
kV	Kilovolt
kVA	Kilovolt-ampere
kWh	Kilowatt-hours
Levy	Proposed nuclear plant in Levy County, Florida
LIBOR	London Inter Bank Offering Rate
MACT	Maximum achievable control technology
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I, Item 2 of this Form 10-Q
Medicare Act	Medicare Prescription Drug, Improvement and Modernization Act of 2003
MGP	Manufactured gas plant
MW	Megawatts
MWh	Megawatt-hours
Moody’s	Moody’s Investors Service, Inc.
NAAQS	National Ambient Air Quality Standards
NC REPS	North Carolina Renewable Energy and Energy Efficiency Portfolio Standard
NCUC	North Carolina Utilities Commission
NDT	Nuclear decommissioning trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
North Carolina Global Case	Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC
the Notes Guarantee	Florida Progress’ full and unconditional guarantee of the Subordinated Notes
NOx	Nitrogen Oxides
NOx SIP Call	EPA NOx State Implementation Plan Call rule which requires 22 states including North Carolina, South Carolina and Georgia (but excluding Florida) to further reduce emissions of nitrogen oxides
NSR	New Source Review requirements by the EPA
NRC	United States Nuclear Regulatory Commission
O&M	Operation and maintenance expense
OATT	Open Access Transmission Tariff
OCI	Other comprehensive income
OPC	Florida’s Office of Public Counsel
OPEB	Postretirement benefits other than pensions
ORS	South Carolina’s Office of Regulatory Staff
the Parent	Progress Energy, Inc. holding company on an unconsolidated basis

PEC	Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.
PEF	Florida Power Corporation d/b/a Progress Energy Florida, Inc.
PESC	Progress Energy Service Company, LLC
Power Agency	North Carolina Eastern Municipal Power Agency
Preferred Securities	7.10% Cumulative Quarterly Income Preferred Securities due 2039, Series A issued by the Trust
Preferred Securities Guarantee	Florida Progress’ guarantee of all distributions related to the Preferred Securities
Progress Affiliates	Five affiliated coal-based solid synthetic fuels facilities
Progress Energy	Progress Energy, Inc. and subsidiaries on a consolidated basis
Progress Registrants	The reporting registrants within the Progress Energy consolidated group. Collectively, Progress Energy, Inc., PEC and PEF
Progress Fuels	Progress Fuels Corporation, formerly Electric Fuels Corporation
PRP	Potentially responsible party, as defined in CERCLA
PSSP	Performance Share Sub-Plan
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005
PVI	Progress Energy Ventures, Inc., formerly referred to as Progress Ventures, Inc.
QF	Qualifying facility
RCA	Revolving credit agreement
Reagents	Commodities such as ammonia and limestone used in emissions control technologies
REC	Renewable energy certificates
REPS	Renewable energy portfolio standard
Rockport	Indiana Michigan Power Company’s Rockport Unit No. 2
Robinson	PEC’s Robinson Nuclear Plant
RSU	Restricted stock unit
RTO	Regional transmission organization
SCPSC	Public Service Commission of South Carolina
Section 29	Section 29 of the Code
Section 29/45K	General business tax credits earned after December 31, 2005 for synthetic fuels production in accordance with Section 29
Section 316(b)	Section 316(b) of the Clean Water Act
(See Note/s “#”)	For all sections, this is a cross-reference to the Combined Notes to the Unaudited Condensed Interim Financial Statements contained in PART I, Item 1 of this Form 10-Q
SERC	SERC Reliability Corporation
S&P	Standard & Poor’s Rating Services
SNG	Southern Natural Gas Company
SO2	Sulfur dioxide
Subordinated Notes	7.10% Junior Subordinated Deferrable Interest Notes due 2039 issued by Funding Corp.
Tax Agreement	Intercompany Income Tax Allocation Agreement
Terminals	Coal terminals and docks in West Virginia and Kentucky, which were sold on March 7, 2008
the Trust	FPC Capital I
the Utilities	Collectively, PEC and PEF
VIE	Variable interest entity
Ward	Ward Transformer site located in Raleigh, N.C.
Ward OU1	Operable unit for stream segments downstream from the Ward site
Ward OU2	Operable unit for further investigation at the Ward facility and certain adjacent areas

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

In addition, examples of forward-looking statements discussed in this Form 10-Q include, but are not limited to, statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) including, but not limited to, statements under the sub-heading “Results of Operations” about trends and uncertainties; “Liquidity and Capital Resources” about operating cash flows, future liquidity requirements and estimated capital expenditures and “Other Matters” about goodwill, our synthetic fuels tax credits, the effects of new environmental regulations, meeting anticipated demand in our regulated service territories, potential nuclear construction and changes in the regulatory environment.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex laws and regulations, including those relating to the environment and the Energy Policy Act of 2005 (EPACT); the ability to meet the anticipated future need for additional baseload generation and associated transmission facilities in our regulated service territories and the accompanying regulatory and financial risks; the financial resources and capital needed to comply with environmental laws and renewable energy portfolio standards and our ability to recover related eligible costs under cost-recovery clauses or base rates; our ability to meet current and future renewable energy requirements; the inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, regulatory and financial risks; the impact on our facilities and businesses from a terrorist attack; weather and drought conditions that directly influence the production, delivery and demand for electricity; recurring seasonal fluctuations in demand for electricity; the ability to recover in a timely manner, if at all, costs associated with future significant weather events through the regulatory process; economic fluctuations and the corresponding impact on our customers, including downturns in the housing and consumer credit markets; fluctuations in the price of energy commodities and purchased power and our ability to recover such costs through the regulatory process; the Progress Registrants’ ability to control costs, including operations and maintenance expense (O&M) and large construction projects; the ability of our subsidiaries to pay upstream dividends or distributions to Progress Energy, Inc. holding company (the Parent); the duration and severity of the recession and current financial market conditions; the ability to successfully access capital markets on favorable terms; the stability of commercial credit markets and our access to short- and long-term credit; the impact that increases in leverage may have on each of the Progress Registrants; the Progress Registrants’ ability to maintain their current credit ratings and the impact on the Progress Registrants’ financial condition and ability to meet their cash and other financial obligations in the event their credit ratings are downgraded; our ability to fully utilize tax credits generated from the previous production and sale of qualifying synthetic fuels under Internal Revenue Code Section 29/45K (Section 29/45K); the investment performance of our nuclear decommissioning trust (NDT) funds; the investment performance of the assets of our pension and benefit plans and resulting impact on future funding requirements; the impact of potential goodwill impairments; the outcome of any ongoing or future litigation or similar disputes and the impact of any such outcome or related settlements; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact our nonreporting subsidiaries.

These and other risk factors are detailed from time to time in the Progress Registrants’ filings with the SEC. Many, but not all, of the factors that may impact actual results are discussed in the Risk Factors section in the Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2008 (2008 Form 10-K), which was filed with the SEC on March 2, 2009, and are updated for material changes, if any, in this Form 10-Q and in our other SEC filings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can management assess the effect of each such factor on the Progress Registrants.

PART I.  FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2009

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of INCOME
	Three months ended June 30,		Six months ended June 30,
(in millions except per share data)	2009	2008	2009	2008
Operating revenues	$2,312	$2,244	$4,754	$4,310
Operating expenses
Fuel used in electric generation	826	696	1,780	1,393
Purchased power	257	330	474	562
Operation and maintenance	484	488	937	931
Depreciation, amortization and accretion	226	208	506	414
Taxes other than on income	130	125	273	246
Other	10	(9)	12	(7)
Total operating expenses	1,933	1,838	3,982	3,539
Operating income	379	406	772	771
Other income (expense)
Interest income	2	5	6	12
Allowance for equity funds used during construction	36	27	75	50
Other, net	13	3	12	(2)
Total other income, net	51	35	93	60
Interest charges
Interest charges	181	154	360	315
Allowance for borrowed funds used during construction	(12)	(8)	(24)	(16)
Total interest charges, net	169	146	336	299
Income from continuing operations before income tax	261	295	529	532
Income tax expense	86	95	171	179
Income from continuing operations	175	200	358	353
Discontinued operations, net of tax	(1)	5	(1)	66
Net income	174	205	357	419
Net income attributable to noncontrolling interests, net of tax	–	–	(1)	(5)
Net income attributable to controlling interests	$174	$205	$356	$414
Average common shares outstanding – basic	280	261	278	261
Basic and diluted earnings per common share
Income from continuing operations attributable to controlling interests, net of tax	$0.62	$0.76	$1.28	$1.34
Discontinued operations attributable to controlling interests, net of tax	–	0.02	–	0.25
Net income attributable to controlling interests	$0.62	$0.78	$1.28	$1.59
Dividends declared per common share	$0.620	$0.615	$1.240	$1.230
Amounts attributable to controlling interests
Income from continuing operations attributable to controlling interests, net of tax	$175	$200	$357	$349
Discontinued operations attributable to controlling interests, net of tax	(1)	5	(1)	65
Net income attributable to controlling interests	$174	$205	$356	$414

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)	June 30, 2009	December 31, 2008
ASSETS
Utility plant
Utility plant in service	$27,822	$26,326
Accumulated depreciation	(11,396)	(11,298)
Utility plant in service, net	16,426	15,028
Held for future use	38	38
Construction work in progress	2,024	2,745
Nuclear fuel, net of amortization	486	482
Total utility plant, net	18,974	18,293
Current assets
Cash and cash equivalents	452	180
Receivables, net	882	867
Inventory	1,353	1,239
Regulatory assets	426	533
Derivative collateral posted	302	353
Income taxes receivable	72	194
Prepayments and other current assets	218	154
Total current assets	3,705	3,520
Deferred debits and other assets
Regulatory assets	2,623	2,567
Nuclear decommissioning trust funds	1,160	1,089
Miscellaneous other property and investments	450	446
Goodwill	3,655	3,655
Other assets and deferred debits	307	303
Total deferred debits and other assets	8,195	8,060
Total assets	$30,874	$29,873
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 500 million shares authorized, 279 million and 264 million shares issued and outstanding, respectively	$6,776	$6,206
Unearned ESOP shares (1 million shares)	(12)	(25)
Accumulated other comprehensive loss	(96)	(116)
Retained earnings	2,621	2,622
Total common stock equity	9,289	8,687
Noncontrolling interests	6	6
Total equity	9,295	8,693
Preferred stock of subsidiaries	93	93
Long-term debt, affiliate	272	272
Long-term debt, net	10,834	10,387
Total capitalization	20,494	19,445
Current liabilities
Current portion of long-term debt	400	–
Short-term debt	500	1,050
Accounts payable	853	912
Interest accrued	181	167
Dividends declared	174	164
Customer deposits	290	282
Derivative liabilities	409	493
Other current liabilities	411	418
Total current liabilities	3,218	3,486
Deferred credits and other liabilities
Noncurrent income tax liabilities	941	818
Accumulated deferred investment tax credits	122	127
Regulatory liabilities	2,276	2,181
Asset retirement obligations	1,518	1,471
Accrued pension and other benefits	1,602	1,594
Capital lease obligations	227	231
Derivative liabilities	244	269
Other liabilities and deferred credits	232	251
Total deferred credits and other liabilities	7,162	6,942
Commitments and contingencies (Notes 14 and 15)
Total capitalization and liabilities	$30,874	$29,873

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Six months ended June 30	2009	2008
Operating activities
Net income	$357	$419
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	576	467
Deferred income taxes and investment tax credits, net	13	98
Deferred fuel cost (credit)	129	(166)
Allowance for equity funds used during construction	(75)	(50)
Gain on sale of assets	–	(71)
Other adjustments to net income	118	57
Cash (used) provided by changes in operating assets and liabilities
Receivables	(36)	224
Inventory	(118)	(116)
Prepayments and other current assets	48	(28)
Income taxes, net	110	(60)
Accounts payable	(30)	293
Derivative collateral held	–	312
Other current liabilities	13	10
Other assets and deferred debits	40	(33)
Other liabilities and deferred credits	(50)	1
Net cash provided by operating activities	1,095	1,357
Investing activities
Gross property additions	(1,172)	(1,260)
Nuclear fuel additions	(60)	(43)
Proceeds from sales of discontinued operations and other assets, net of cash divested	–	64
Purchases of available-for-sale securities and other investments	(982)	(836)
Proceeds from available-for-sale securities and other investments	960	816
Other investing activities	(3)	(15)
Net cash used by investing activities	(1,257)	(1,274)
Financing activities
Issuance of common stock	545	42
Dividends paid on common stock	(347)	(320)
Payments of short-term debt with original maturities greater than 90 days	(29)	(176)
Net (decrease) increase in short-term debt	(621)	318
Proceeds from issuance of long-term debt, net	1,337	1,798
Retirement of long-term debt	(400)	(427)
Cash distributions to noncontrolling interests	(4)	(85)
Other financing activities	(47)	(65)
Net cash provided by financing activities	434	1,085
Net increase in cash and cash equivalents	272	1,168
Cash and cash equivalents at beginning of period	180	255
Cash and cash equivalents at end of period	$452	$1,423
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$301	$263

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2009

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of INCOME
	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008
Operating revenues	$1,076	$1,048	$2,254	$2,116
Operating expenses
Fuel used in electric generation	383	323	825	679
Purchased power	57	72	114	121
Operation and maintenance	283	275	542	523
Depreciation, amortization and accretion	118	129	235	255
Taxes other than on income	51	49	105	99
Other	2	(5)	2	(6)
Total operating expenses	894	843	1,823	1,671
Operating income	182	205	431	445
Other income (expense)
Interest income	1	2	3	7
Allowance for equity funds used during construction	7	5	16	10
Other, net	4	6	(3)	5
Total other income, net	12	13	16	22
Interest charges
Interest charges	52	52	109	110
Allowance for borrowed funds used during construction	(3)	(2)	(6)	(4)
Total interest charges, net	49	50	103	106
Income before income tax	145	168	344	361
Income tax expense	51	64	122	134
Net income	94	104	222	227
Net loss attributable to noncontrolling interests, net of tax	1	–	1	–
Net income attributable to controlling interests	95	104	223	227
Preferred stock dividend requirement	–	–	1	1
Net income available to common stockholders	$95	$104	$222	$226

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)	June 30, 2009	December 31, 2008
ASSETS
Utility plant
Utility plant in service	$16,237	$15,698
Accumulated depreciation	(7,471)	(7,352)
Utility plant in service, net	8,766	8,346
Held for future use	3	3
Construction work in progress	450	660
Nuclear fuel, net of amortization	351	376
Total utility plant, net	9,570	9,385
Current assets
Cash and cash equivalents	18	18
Receivables, net	453	502
Receivables from affiliated companies	16	29
Notes receivable from affiliated companies	130	55
Inventory	691	633
Deferred fuel cost	148	207
Income taxes receivable	32	98
Prepayments and other current assets	45	28
Total current assets	1,533	1,570
Deferred debits and other assets
Regulatory assets	1,247	1,243
Nuclear decommissioning trust funds	725	672
Miscellaneous other property and investments	203	197
Other assets and deferred debits	98	98
Total deferred debits and other assets	2,273	2,210
Total assets	$13,376	$13,165
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 200 million shares authorized, 160 million shares issued and outstanding	$2,099	$2,083
Unearned ESOP common stock	(12)	(25)
Accumulated other comprehensive loss	(31)	(35)
Retained earnings	2,298	2,278
Total common stock equity	4,354	4,301
Noncontrolling interests	3	4
Total equity	4,357	4,305
Preferred stock	59	59
Long-term debt, net	3,709	3,509
Total capitalization	8,125	7,873
Current liabilities
Short-term debt	–	110
Accounts payable	296	377
Payables to affiliated companies	58	82
Interest accrued	66	59
Customer deposits	90	82
Derivative liabilities	48	82
Other current liabilities	178	173
Total current liabilities	736	965
Deferred credits and other liabilities
Noncurrent income tax liabilities	1,162	1,111
Accumulated deferred investment tax credits	113	115
Regulatory liabilities	1,082	987
Asset retirement obligations	1,158	1,122
Accrued pension and other benefits	863	856
Other liabilities and deferred credits	137	136
Total deferred credits and other liabilities	4,515	4,327
Commitments and contingencies (Notes 14 and 15)
Total capitalization and liabilities	$13,376	$13,165

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Six months ended June 30	2009	2008
Operating activities
Net income	$222	$227
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	286	304
Deferred income taxes and investment tax credits, net	10	15
Deferred fuel cost	92	30
Allowance for equity funds used during construction	(16)	(10)
Other adjustments to net income	52	19
Cash provided (used) by changes in operating assets and liabilities
Receivables	42	(27)
Receivables from affiliated companies	13	30
Inventory	(60)	(36)
Prepayments and other current assets	7	20
Income taxes, net	63	(78)
Accounts payable	(43)	74
Payables to affiliated companies	(24)	16
Other current liabilities	(6)	26
Other assets and deferred debits	25	(21)
Other liabilities and deferred credits	(17)	(26)
Net cash provided by operating activities	646	563
Investing activities
Gross property additions	(402)	(331)
Nuclear fuel additions	(42)	(42)
Purchases of available-for-sale securities and other investments	(517)	(337)
Proceeds from available-for-sale securities and other investments	492	321
Changes in advances to affiliated companies	(75)	(39)
Other investing activities	–	(6)
Net cash used by investing activities	(544)	(434)
Financing activities
Dividends paid on preferred stock	(1)	(1)
Dividends paid to parent	(200)	–
Net decrease in short-term debt	(110)	–
Proceeds from issuance of long-term debt, net	595	322
Retirement of long-term debt	(400)	(300)
Changes in advances from affiliated companies	–	(154)
Other financing activities	14	(3)
Net cash used by financing activities	(102)	(136)
Net decrease in cash and cash equivalents	–	(7)
Cash and cash equivalents at beginning of period	18	25
Cash and cash equivalents at end of period	$18	$18
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$128	$80

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2009

UNAUDITED CONDENSED STATEMENTS of INCOME
	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008
Operating revenues	$1,234	$1,194	$2,496	$2,190
Operating expenses
Fuel used in electric generation	443	373	955	714
Purchased power	200	258	360	441
Operation and maintenance	204	217	406	420
Depreciation, amortization and accretion	105	76	265	152
Taxes other than on income	80	76	168	147
Other	7	(4)	7	(4)
Total operating expenses	1,039	996	2,161	1,870
Operating income	195	198	335	320
Other income (expense)
Interest income	–	1	1	2
Allowance for equity funds used during construction	29	22	59	40
Other, net	7	–	7	(1)
Total other income, net	36	23	67	41
Interest charges
Interest charges	64	45	131	95
Allowance for borrowed funds used during construction	(9)	(6)	(18)	(12)
Total interest charges, net	55	39	113	83
Income before income tax	176	182	289	278
Income tax expense	57	57	81	86
Net income	119	125	208	192
Preferred stock dividend requirement	–	–	1	1
Net income available to common stockholders	$119	$125	$207	$191

See Notes to Progress Energy Florida, Inc. Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in millions)	June 30, 2009	December 31, 2008
ASSETS
Utility plant
Utility plant in service	$11,401	$10,449
Accumulated depreciation	(3,859)	(3,885)
Utility plant in service, net	7,542	6,564
Held for future use	35	35
Construction work in progress	1,574	2,085
Nuclear fuel, net of amortization	135	106
Total utility plant, net	9,286	8,790
Current assets
Cash and cash equivalents	19	19
Receivables, net	426	362
Receivables from affiliated companies	7	15
Inventory	663	606
Regulatory assets	278	326
Derivative collateral posted	294	335
Prepayments and other current assets	155	139
Total current assets	1,842	1,802
Deferred debits and other assets
Regulatory assets	1,376	1,324
Nuclear decommissioning trust funds	435	417
Miscellaneous other property and investments	41	37
Other assets and deferred debits	94	101
Total deferred debits and other assets	1,946	1,879
Total assets	$13,074	$12,471
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 60 million shares authorized, 100 shares issued and outstanding	$1,430	$1,116
Accumulated other comprehensive income (loss)	2	(1)
Retained earnings	2,491	2,284
Total common stock equity	3,923	3,399
Preferred stock	34	34
Long-term debt, net	3,882	4,182
Total capitalization	7,839	7,615
Current liabilities
Current portion of long-term debt	300	–
Short-term debt	–	371
Notes payable to affiliated companies	478	72
Accounts payable	540	514
Payables to affiliated companies	48	55
Interest accrued	46	51
Customer deposits	200	200
Derivative liabilities	361	380
Other current liabilities	172	128
Total current liabilities	2,145	1,771
Deferred credits and other liabilities
Noncurrent income tax liabilities	667	634
Accumulated deferred investment tax credits	9	12
Regulatory liabilities	1,077	1,076
Asset retirement obligations	360	349
Accrued pension and other benefits	495	494
Capital lease obligations	213	216
Derivative liabilities	184	209
Other liabilities and deferred credits	85	95
Total deferred credits and other liabilities	3,090	3,085
Commitments and contingencies (Notes 14 and 15)
Total capitalization and liabilities	$13,074	$12,471

See Notes to Progress Energy Florida, Inc. Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED STATEMENTS of CASH FLOWS
(in millions)
Six months ended June 30	2009	2008
Operating activities
Net income	$208	$192
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	280	153
Deferred income taxes and investment tax credits, net	(41)	48
Deferred fuel cost (credit)	37	(196)
Allowance for equity funds used during construction	(59)	(40)
Other adjustments to net income	47	4
Cash (used) provided by changes in operating assets and liabilities
Receivables	(76)	(65)
Receivables from affiliated companies	8	–
Inventory	(58)	(85)
Prepayments and other current assets	45	(49)
Income taxes, net	16	34
Accounts payable	16	237
Payables to affiliated companies	(7)	(45)
Derivative collateral held	–	409
Other current liabilities	37	27
Other assets and deferred debits	15	(10)
Other liabilities and deferred credits	(23)	40
Net cash provided by operating activities	445	654
Investing activities
Gross property additions	(770)	(921)
Nuclear fuel additions	(18)	(1)
Purchases of available-for-sale securities and other investments	(415)	(418)
Proceeds from available-for-sale securities and other investments	420	418
Changes in advances to affiliated companies	–	149
Proceeds from sales of assets to affiliated companies	–	10
Other investing activities	(4)	(2)
Net cash used by investing activities	(787)	(765)
Financing activities
Dividends paid on preferred stock	(1)	(1)
Net decrease in short-term debt	(371)	–
Proceeds from issuance of long-term debt, net	–	1,476
Retirement of long-term debt	–	(82)
Changes in advances from affiliated companies	406	43
Contributions from parent	310	–
Other financing activities	(2)	–
Net cash provided by financing activities	342	1,436
Net increase in cash and cash equivalents	–	1,325
Cash and cash equivalents at beginning of period	19	23
Cash and cash equivalents at end of period	$19	$1,348
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$172	$180

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

B.      BASIS OF PRESENTATION

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The December 31, 2008 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements, they should be read in conjunction with the audited financial statements and notes thereto included in the Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2008 (2008 Form 10-K). We have evaluated subsequent events through August 7, 2009, which is the date we issued our financial statements.

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

The amount of gross receipts tax, franchise taxes and other excise taxes included in electric operating revenues and taxes other than on income in the statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Progress Energy	$77	$72	$156	$136
PEC	26	25	52	49
PEF	51	47	104	87

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

C.      CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We consolidate all voting interest entities in which we own a majority voting interest and all variable interest entities (VIEs) for which we are the primary beneficiary. In general, we determine whether we are the primary beneficiary of a VIE through a qualitative analysis of risk that identifies which variable interest holder absorbs the majority of the financial risk and variability of the VIE. In performing this analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity. If the qualitative analysis is inconclusive, a specific quantitative analysis is performed. For purposes of the following disclosures, the maximum loss amounts represent the maximum exposure that would be absorbed by the Progress Registrants in the event that all of the assets of the VIE are deemed worthless, including any additional costs that the Progress Registrants would incur.

PROGRESS ENERGY

In addition to the following variable interests listed for PEC and PEF, Progress Energy, through its subsidiary Progress Fuels Corporation (Progress Fuels), is the primary beneficiary of, and consolidates, Ceredo Synfuel, LLC (Ceredo), a coal-based solid synthetic fuels production facility that qualified for federal tax credits under Section 45K of the Internal Revenue Code (the Code). See Note 1C in the 2008 Form 10-K for discussion of our variable interest in Ceredo and our disposal of Ceredo in 2007. There were no changes to our assessment of the primary beneficiary during 2008 or for the period ended June 30, 2009. No financial or other support has been provided to Ceredo during the periods presented. At June 30, 2009, we had no assets and $20 million of liabilities related to the legal and tax indemnifications provided to the buyer included in other liabilities and deferred credits on the Consolidated Balance Sheets. The ultimate resolution of the indemnifications could result in adjustments to the gain on disposal in future periods. The creditors of Ceredo do not have recourse to the general credit of Progress Energy. See Note 3D for additional information on the disposal of Ceredo and Note 15B for a general discussion of guarantees.

PEC

VARIABLE INTEREST ENTITIES FOR WHICH PEC IS THE PRIMARY BENEFICIARY

PEC is the primary beneficiary of, and consolidates, two limited partnerships that qualify for federal affordable housing and historic tax credits under Section 42 of the Code. PEC’s variable interests are debt and equity investments in the two VIEs. PEC performed quantitative analyses to determine the primary beneficiaries of the two VIEs. The primary factors in the analyses were the estimated economic lives of the partnerships and their net cash flow projections, estimates of available tax credits, and the likelihood of default on debt and other commitments. There were no changes to PEC’s assessment of the primary beneficiary during 2008 or for the period ended June 30, 2009. No financial or other support has been provided to the VIEs during the periods presented. At June 30, 2009, PEC had assets of $39 million, substantially all of which were reflected in miscellaneous other property and investments, $15 million in long-term debt, $3 million in other liabilities and deferred credits and $5 million in accounts payable on the Consolidated Balance Sheets related to the two VIEs. The assets of the two VIEs are collateral for, and can only be used to settle, their obligations. The creditors of these VIEs do not have recourse to the general credit of PEC and there are no other arrangements that could expose PEC to losses.

OTHER VARIABLE INTERESTS

PEC has an equity investment in, and consolidates, one limited partnership investment fund that invests in 17 low-income housing partnerships that qualify for federal and state tax credits. The investment fund accounts for the 17 partnerships on the equity method of accounting. PEC also has an interest in one power plant resulting from long-term power purchase contracts. PEC’s only significant exposure to variability from the power purchase contracts results from fluctuations in the market price of fuel used by the entity’s plants to produce the power purchased by PEC. We are able to recover these fuel costs under PEC’s fuel clause. The generation capacity of the entity’s power plant is approximately 847 megawatts (MW). PEC has requested the necessary information to determine if the investment fund’s 17 partnerships and the power plant owner are VIEs or to identify the primary beneficiaries; all entities from which the necessary financial information was requested declined to provide the information to PEC, and, accordingly, PEC has applied the information scope exception provided by GAAP to the 17 partnerships and the power plant. PEC believes that if it is determined to be the primary beneficiary of these entities, the effect of consolidating the power plant and the investment fund consolidating the 17 partnerships would result in increases to total assets, long-term debt and other liabilities, but would have an insignificant or no impact on PEC’s common stock equity, net earnings or cash flows. However, because PEC has not received any financial information from the counterparties, the impact cannot be determined at this time.

PEF

The following information is provided for PEF’s significant variable interests in VIEs for which PEF is not the primary beneficiary:

PEF has a prepayment clause in a building capital lease with a special purpose entity that is a VIE. In accordance with the lease agreement, PEF is not required to make any lease payments over the last 20 years of the lease, during which period $51 million of rental expense will be recorded in the PEF Statements of Income. The prepayment clause is PEF’s only variable interest in the VIE and, therefore, PEF’s exposure to loss primarily relates to the recovery of the prepayments through future use of the rental property. PEF performed qualitative and quantitative analyses and concluded that it is not the primary beneficiary of the VIE. The primary factors in the analyses were the lease term, the fact that the lease payments are not variable interests, the likelihood of construction and casualty risks to the building and the existence of insurance to offset those risks, and the estimated fair value of the building at the end of the lease term. There were no changes to PEF’s assessment of the primary beneficiary during 2008 or for the period ended June 30, 2009. No financial or other support has been provided to the VIE during the periods presented. At June 30, 2009, PEF had a $5 million prepayment included in other assets and deferred debits on the Balance Sheets. No liabilities associated with the prepayment clause were recorded. The aggregate maximum exposure to loss at June 30, 2009, is $51 million, which represents the loss if the maximum prepayment of rent at the end of year 20 was not recovered through future use of the rental property or from third-party insurers at that time.

PEF has a residual value guarantee in an operating railcar lease agreement with a special purpose entity that is a VIE. The lease agreement has an early termination clause that permits PEF to terminate the lease in certain circumstances. If PEF terminates the lease in accordance with the agreement, it must sell the railcars and remit the proceeds to the lessor plus any amount for which the residual value guarantee exceeds the realized value of the equipment. The residual value guarantee is PEF’s primary variable interest in the VIE and, therefore, PEF’s exposure to loss is from the potential decrease in the fair value of the railcars. PEF performed qualitative and quantitative analyses and concluded that it is not the primary beneficiary of the VIE. The primary factors in the analyses were the terms of the lease, the probability of exercising the early termination clause, and the estimated fair value of the railcars. There were no changes to PEF’s assessment of the primary beneficiary during 2008 or for the period ended June 30, 2009. No financial or other support has been provided to the VIE during the periods presented. No liabilities associated with the residual value guarantee were recorded at June 30, 2009, because the early termination clause was not exercised. The aggregate maximum exposure to loss at June 30, 2009, is $18 million, which represents the maximum loss if the early termination clause were exercised in 2009 and the related railcars were deemed worthless.

2.	NEW ACCOUNTING STANDARDS

FSP FAS 157-2, “Effective Date of FASB Statement No. 157”

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which for us and the Utilities delayed the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. The adoption of SFAS No. 157, including FSP FAS 157-2, did not have a material impact on our or the Utilities' financial position or results of operations. See Note 9B for information regarding fair value measurements under SFAS No. 157 and FSP FAS 157-2.

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

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly,” provides guidance on determining fair value when market activity has decreased for an asset or liability. FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” increases the frequency of fair value disclosures required by SFAS No. 107, “Disclosures of Fair Value of Financial Instruments,” from annually to quarterly.

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

The three FSPs were effective for us during the three months ended June 30, 2009. The adoption of the three FSPs resulted in additional disclosures but did not have a material impact on our or the Utilities' financial position or results of operations. See Note 9 for the disclosures resulting from our second quarter 2009 implementation of the three FSPs.

SFAS No. 165, “Subsequent Events”

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165), which is applicable to the accounting for and disclosure of subsequent events not otherwise addressed in GAAP. SFAS No. 165 defines subsequent events as “events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued.” For public entities, financial statements are considered “issued” when they are widely distributed to shareholders and other financial users for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 is effective for us on June 30, 2009. The adoption of SFAS No. 165 requires the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. See Note 1 for the information regarding our implementation of SFAS No. 165.

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

SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS No. 166), which is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for us January 1, 2010. Earlier application is prohibited. We do not expect the adoption of SFAS No. 166 to have a material impact on our or the Utilities’ financial position or results of operations.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (SFAS No. 167), which makes significant changes to the model for determining who should consolidate a variable interest entity and addresses how often this assessment should be performed. SFAS No. 167 requires all existing arrangements to be evaluated, and must be adopted through a cumulative-effect adjustment. SFAS No. 167 is effective for us on January 1, 2010. We are currently evaluating the impact adoption may have on our or the Utilities’ financial position, results of operations and cash flows.

3.	DIVESTITURES

A.	TERMINALS OPERATIONS AND SYNTHETIC FUELS BUSINESSES

On March 7, 2008, we sold coal terminals and docks in West Virginia and Kentucky (Terminals) for $71 million in gross cash proceeds. The terminals had a total annual capacity in excess of 40 million tons for transloading, blending and storing coal and other commodities. Proceeds from the sale were used for general corporate purposes. During the six months ended June 30, 2008, we recorded an after-tax gain of $41 million on the sale of these assets. The accompanying consolidated financial statements reflect the operations of Terminals as discontinued operations.

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

Results of discontinued operations for the three and six months ended June 30 for Terminals and Synthetic Fuels were as follows:

(in millions)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenues	$–	$17
Earnings before income taxes and noncontrolling interest	1	11
Income tax benefit, including tax credits and tax levelization	8	12
Earnings attributable to noncontrolling interests of Synthetic Fuels	–	(1)
Net earnings from discontinued operations attributable to controlling interests	9	22
(Loss) gain on disposal of discontinued operations, including income tax expense of $– and $7	(4)	41
Earnings from discontinued operations attributable to controlling interests	$5	$63

B.	COAL MINING BUSINESSES

On March 7, 2008, we sold the remaining operations of Progress Fuels subsidiaries engaged in the coal mining business (Coal Mining) for gross cash proceeds of $23 million. Proceeds from the sale were used for general corporate purposes. These assets included Powell Mountain Coal Co. and Dulcimer Land Co., which consisted of about 30,000 acres in Lee County, Va. and Harlan County, Ky. As a result of the sale, during the six months ended June 30, 2008, we recorded an after-tax gain of $7 million on the sale of these assets.

The accompanying consolidated financial statements reflect Coal Mining as discontinued operations. Results of Coal Mining discontinued operations for the three and six months ended June 30 were as follows:

(in millions)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenues	$–	$2
Gain (loss) before income taxes	1	(6)
Income tax benefit	1	2
Net gain (loss) from discontinued operations	2	(4)
Gain on disposal of discontinued operations, including income tax expense of $2	–	7
Earnings from discontinued operations	$2	$3

C.	OTHER DIVERSIFIED BUSINESSES

Also included in discontinued operations are amounts related to adjustments of our prior sales of other diversified businesses, primarily the Competitive Commercial Operations (CCO) in Georgia and Progress Rail Services Corporation. These adjustments are mainly due to the finalization of working capital and in connection with guarantees and indemnifications provided by Progress Fuels and Progress Energy for certain legal, tax and environmental matters (See Note 15B). The ultimate resolution of these matters could result in additional adjustments in future periods. For each of the three and six months ended June 30, 2009, we recorded additional losses of $1 million, net of tax. For the three and six months ended June 30, 2008, we recorded additional losses of $2 million and $1 million, respectively, net of tax.

D.	CEREDO SYNTHETIC FUELS INTERESTS

On March 30, 2007, our Progress Fuels subsidiary disposed of its 100 percent ownership interest in Ceredo, a subsidiary that produced and sold qualifying coal-based solid synthetic fuels, to a third-party buyer. In addition, we entered into an agreement to operate the Ceredo facility on behalf of the buyer. At closing, we received cash proceeds of $10 million and a non-recourse note receivable of $54 million. Payments on the note were due as we produced and sold qualifying synthetic fuels on behalf of the buyer. In accordance with the terms of the agreement, we received payments on the note related to 2007 production of $49 million during the year ended December 31, 2007, and $5 million during the six months ended June 30, 2008. The note had an interest rate equal to the three-month London Inter Bank Offering Rate (LIBOR) rate plus 1%. The estimated fair value of the note at the inception of the transaction was $48 million. Under the terms of the agreement, the purchase price was reduced by $7 million during the six months ended June 30, 2008, based on the final value of the 2007 Section 29/45K tax credits.

During the six months ended June 30, 2008, we recognized previously deferred gains on disposal of $5 million based on the final value of the 2007 Section 29/45K tax credits. The operations of Ceredo ceased as of December 31, 2007, and are recorded as discontinued operations for all periods presented. See discussion of the abandonment of our synthetic fuels operations at Note 3A. In connection with the disposal, Progress Fuels and Progress Energy provided guarantees and indemnifications for certain legal and tax matters to the buyer. The ultimate resolution of these matters could result in adjustments to the loss on disposal in future periods. See general discussion of guarantees at Note 15B.

4.	REGULATORY MATTERS

A.	PEC RETAIL RATE MATTERS

FUEL COST RECOVERY

On May 7, 2009, PEC filed with the SCPSC for a decrease in the fuel rate charged to its South Carolina ratepayers. On May 28, 2009, PEC jointly filed a settlement agreement with the South Carolina Office of Regulatory Staff (ORS) and Nucor Steel. Under the terms of the settlement agreement, the parties agreed to PEC’s proposed rate reduction of approximately $13 million. A hearing on the matter was held by the SCPSC on June 11, 2009, and on June 19, 2009, the SCPSC approved the settlement agreement. The decrease is effective July 1, 2009, and decreases residential electric bills by $2.08 per 1,000 kilowatt-hours (kWh), or 2.0 percent, for fuel cost recovery.

On June 4, 2009, PEC filed with the NCUC for a decrease in the fuel rate charged to its North Carolina ratepayers. PEC is asking the NCUC to approve a $5 million decrease in the fuel rates driven by declining fuel prices. If approved, the decrease would take effect December 1, 2009, and would decrease residential electric bills by $0.17 per 1,000 kWh, or 0.2 percent, for fuel cost recovery. A hearing on the matter has been scheduled by the NCUC for September 15, 2009. We cannot predict the outcome of this matter.

DEMAND-SIDE MANAGEMENT AND ENERGY-EFFICIENCY COST RECOVERY

See Note 7B in the 2008 Form 10-K for discussion of North Carolina’s comprehensive energy legislation, which became law on August 20, 2007. As a result of the legislation, PEC has implemented a series of demand-side management (DSM) and energy-efficiency programs and will continue to pursue additional programs. These programs must be approved by the NCUC and we cannot predict the outcome of the DSM and energy-efficiency filings currently pending approval by the NCUC or whether the implemented programs will produce the expected operational and economic results.

On June 6, 2008, and as subsequently amended, PEC filed an application with the NCUC for approval of a DSM and energy-efficiency rider to recover all program costs, including the recovery of appropriate incentives for investing in such programs. On November 14, 2008, the NCUC issued an order allowing PEC to implement the rates requested in PEC’s November 14, 2008 revision to its initial application. The new rates, subject to true-up to the final order, were implemented on December 1, 2008, increasing residential electrical bills by $0.74 per 1,000 kWh, or 0.8 percent. On December 9, 2008, the North Carolina Public Staff filed an Agreement and Stipulation of Partial Settlement with PEC and some of the other parties to the proceedings. The NCUC held a hearing on the matter on January 7, 2009. On June 15, 2009, the NCUC issued an order approving the Agreement and Stipulation of Partial Settlement, subject to certain modifications. PEC estimates the year-to-date impact of these modifications to be immaterial. On July 13, 2009, PEC filed a motion asking the NCUC to reconsider certain provisions of the June 15, 2009 order and stay the requirements for PEC to revise its cost-recovery filings in accordance with the decisions approved in the order. On July 20, 2009, the NCUC issued an order requesting comments on the motion and allowed the motion for stay, pending a ruling on the motion for reconsideration, on a portion of PEC’s request. Reply comments are due August 7, 2009. We cannot predict the outcome of this matter.

On June 4, 2009, PEC filed with the NCUC for a decrease in the DSM and energy-efficiency rate charged to its North Carolina ratepayers. PEC is asking the NCUC to approve a $3 million decrease in the DSM and energy-efficiency rates. If approved, the decrease would take effect December 1, 2009, and would decrease residential electric bills by $0.19 per 1,000 kWh, or 0.2 percent, for DSM and energy-efficiency cost recovery. A hearing on the matter has been scheduled by the NCUC for September 16, 2009. We cannot predict the outcome of this matter.

PEC filed a petition on November 30, 2007, with the SCPSC seeking authorization to create a deferred account for DSM and energy-efficiency expenses. On December 21, 2007, the SCPSC issued an order granting PEC’s petition. On June 27, 2008, PEC filed an application with the SCPSC to establish procedures that encourage investment in cost-effective energy-efficient technologies and energy conservation programs and approve the establishment of an annual rider to allow recovery for all costs associated with such programs, as well as the recovery of appropriate incentives for investing in such programs. On January 23, 2009, PEC filed a Stipulation Agreement between PEC and some of the other parties to the proceeding. On May 6, 2009, the SCPSC approved the Stipulation Agreement and issued a directive requiring PEC to file for approval of all proposed DSM and energy-efficiency programs. On May 11, 2009, in accordance with the SCPSC directive, PEC filed its programs for approval and an application for a cost-recovery rider for PEC’s DSM and energy-efficiency programs. On June 10, 2009, SCPSC approved the proposed DSM and energy-efficiency programs and the cost-recovery rider application, on a provisional basis pending a review of the cost-recovery rider by the ORS. The rate increase was effective July 1, 2009, and increased residential electric bills by $0.79 per 1,000 kWh or 0.8 percent, for DSM and energy-efficiency cost recovery. We cannot predict the outcome of this matter.

RENEWABLE ENERGY AND ENERGY EFFICIENCY PORTFOLIO STANDARD COST RECOVERY

On June 4, 2009, PEC filed with the NCUC for an increase in the Renewable Energy and Energy Efficiency Portfolio standard (NC REPS) rate charged to its North Carolina ratepayers. PEC is asking the NCUC to approve a $6 million increase in the NC REPS rates. If approved, the increase would take effect December 1, 2009, and would increase residential electric bills by $0.26 per month, or 0.2 percent, for REPS cost recovery. A hearing on the matter has been scheduled by the NCUC for September 16, 2009. We cannot predict the outcome of this matter.

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

Included within the base rate proposal is a request for an interim base rate increase of $13 million. Additionally, on March 20, 2009, PEF petitioned the FPSC for a limited proceeding to include in base rates revenue requirements of $63 million for the repowered Bartow power plant, which began commercial operations in June 2009. On May 19, 2009, the FPSC approved both the annualized interim base rate increase and the cost recovery for the repowered Bartow power plant subject to refund with interest effective July 1, 2009. These increases are expected to result in additional revenues of approximately $70 million in 2009. The changes increased residential bills by approximately $4.52 per 1,000 kWh, or 3.7 percent. On July 2, 2009, Florida’s Office of Public Counsel (OPC), the Florida Industrial Power Users Group, the Attorney General, the Florida Retail Federation and PCS Phosphate filed a petition protesting portions of the FPSC approval. A hearing on the matter will not be held until after the annual rate relief hearings are concluded. We cannot predict the outcome of this matter.

If PEF’s remaining rate request is approved by the FPSC as filed by PEF, the new base rates would increase residential bills by approximately $9.66 per 1,000 kWh, or 7.6 percent, effective January 1, 2010. The FPSC has scheduled hearings on the remaining annual rate relief filing beginning September 21, 2009. A ruling by the FPSC is expected in November 2009. We cannot predict the outcome of this matter.

FUEL COST RECOVERY

On March 17, 2009, PEF received approval from the FPSC to reduce its 2009 fuel cost-recovery factors by an amount sufficient to achieve a $206 million reduction in fuel charges to retail customers as a result of effective fuel purchasing strategies and lower fuel prices. The approval reduces residential customers’ fuel charges by $6.90 per 1,000 kWh, or 5.0 percent, starting with the first billing cycle of April 2009. Commercial and industrial customers will see similar reductions.

In 2006, OPC filed a petition with the FPSC asking that the FPSC require PEF to refund to ratepayers $135 million, plus interest, of alleged excessive past fuel recovery charges and sulfur dioxide (SO2) allowance costs during the period 1996 to 2005. The OPC claimed that although Crystal River Unit 4 and Crystal River Unit 5 (CR4 and CR5) were designed to burn a blend of coals, PEF failed to act to lower ratepayers’ costs by purchasing the most economical blends of coal. During the period specified in the petition, PEF’s costs recovered through fuel recovery clauses were annually reviewed for prudence and approval by the FPSC. On October 10, 2007, the FPSC issued its order rejecting most of the OPC’s contentions. However, the FPSC found that PEF had not been prudent in purchasing a portion of its coal requirements during the period from 2003 to 2005. Accordingly, the FPSC ordered PEF to refund its ratepayers $14 million, inclusive of interest, over a 12-month period beginning January 1, 2008. The refund was returned to ratepayers through a reduction of prior year under-recovered fuel costs. The FPSC also ordered PEF to address whether it was prudent in its 2006 and 2007 coal purchases for CR4 and CR5. On October 4, 2007, PEF filed a motion to establish a separate docket on the prudence of its coal purchases for CR4 and CR5 for the years 2006 and 2007. On October 17, 2007, the FPSC granted that motion. On February 2, 2009, the OPC filed direct testimony in this hearing alleging that during 2006 and 2007, PEF collected excessive fuel costs and SO2 allowance costs of $61 million before interest. The OPC claimed that these excessive costs were attributed to PEF’s ongoing practice of not blending the most economical sources of coal at its CR4 and CR5 plants. A hearing on PEF’s 2006 and 2007 coal purchases was held April 13-15, 2009. During the hearing, the OPC reduced the alleged excessive fuel costs to $33 million before interest. On June 30, 2009, the FPSC approved a refund of $8 million to PEF’s ratepayers to be paid over a 12-month period beginning January 1, 2010, and ordered PEF to file a report by September 2009 regarding the prospective application of PEF’s coal procurement plan and the prudence of PEF’s coal procurement actions. For the three months ended June 30, 2009, PEF recorded a pre-tax other operating expense of $8 million plus an immaterial amount of interest and an associated regulatory liability for the disallowed fuel costs and interest. PEF is evaluating its options, including a request for reconsideration and an appeal of the FPSC’s order to the Florida Supreme Court. We cannot predict the outcome of this matter.

NUCLEAR COST RECOVERY

On March 17, 2009, PEF received approval from the FPSC to defer until 2010 the recovery of $198 million of nuclear pre-construction costs for PEF’s proposed nuclear plant in Levy County, Florida (Levy), which the FPSC had authorized to be collected in 2009. The approval reduced residential customers’ nuclear cost-recovery charge by $7.80 per 1,000 kWh, or 5.7 percent, starting with the first billing cycle of April 2009. Commercial and industrial customers experienced similar reductions.

On May 1, 2009, pursuant to the FPSC nuclear cost-recovery rule, PEF filed a petition to recover $446 million, which consists of pre-construction and carrying costs incurred or anticipated to be incurred during 2009 and the projected 2010 costs associated with the Levy and Crystal River Unit 3 (CR3) uprate projects. In an effort to help mitigate the initial price impact on its customers, as part of its filing, PEF has proposed collecting certain costs over a five-year period, with associated carrying costs. The deferral would result in a nuclear cost-recovery charge of $6.69 per 1,000 kWh for residential customers, which is approximately half of the amount PEF is eligible to recover in 2010 under the nuclear cost-recovery rule. If approved, the charges would begin with the first billing cycle of January 2010. The FPSC has scheduled hearings in this matter beginning September 8, 2009, with a decision expected in October 2009. We cannot predict the outcome of this matter.

OTHER MATTERS

On March 20, 2009, PEF filed a petition with the FPSC for expedited approval of the deferral of $53 million in 2009 pension expense and the authorization to charge $33 million in estimated 2009 storm hardening expenses to its storm damage reserve. PEF requested that the deferral of pension expense continue until the recovery of these costs is provided for in FPSC-approved base rates. On June 16, 2009, the FPSC denied PEF’s request related to the storm hardening expenses, but approved the deferral of the retail portion of actual 2009 pension expense. As a result of the order, during the three months ended June 30, 2009, PEF deferred $16 million of pension expense that had been recognized year to date and established a deferred pension regulatory asset. PEF will not earn a carrying charge on the deferred pension regulatory asset. The retail portion of subsequent pension expense will be deferred as incurred during the remainder of 2009. The deferral of pension expense will not result in a change in PEF’s 2009 retail rates or prices. In accordance with the order, subsequent to 2009 PEF will amortize the deferred pension regulatory asset to the extent that annual pension expense is less than the allowance provided for in the base rates established in the 2010 base rate proceeding. In the event such amortization is insufficient to fully amortize the regulatory asset, PEF can seek recovery of the remaining unamortized amount in a base rate proceeding no earlier than 2015.

C.	OTHER RATE MATTERS

On May 15, 2009 and May 29, 2009, PEC and PEF filed updates to their Open Access Transmission Tariffs (OATT) with the FERC. For PEC, the updates increased the transmission rate charged to wholesale customers by 18 percent effective June 1, 2009, and by an additional 1 percent effective August 1, 2009. The impact to PEC’s 2009 revenue is expected to be an increase of $4 million. For PEF, the updates increased the transmission rate charged to wholesale customers by 11 percent, effective June 1. The impact to PEF’s 2009 revenue is expected to be an increase of $2 million. The rates are subject to wholesale customers filing a formal challenge with the FERC. Any challenge could result in a refund or adjustment. We cannot predict the outcome of this matter.

5.	GOODWILL

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of our goodwill is allocated to our utility segments and our goodwill impairment tests are performed at the utility segment level. The carrying amounts of goodwill at June 30, 2009 and December 31, 2008, for reportable segments PEC and PEF, were $1.922 billion and $1.733 billion, respectively. The amounts assigned to PEC and PEF are recorded in our Corporate and Other business segment. We perform our annual impairment tests as of April 1 each year. During the second quarter of 2009, we completed the 2009 annual tests, which indicated the goodwill was not impaired.

6.	EQUITY AND COMPREHENSIVE INCOME

A.	EARNINGS PER COMMON SHARE

A reconciliation of our weighted-average number of common shares outstanding for basic and dilutive earnings per share purposes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Weighted-average common shares – basic	280	261	278	261
Net effect of dilutive stock-based compensation plans	–	–	–	–
Weighted-average shares – fully dilutive	280	261	278	261

B.  RECONCILIATION OF TOTAL EQUITY

PROGRESS ENERGY

The consolidated financial statements include the accounts of Progress Energy and its majority owned subsidiaries. Noncontrolling interests principally represent minority shareholders’ proportionate share of the equity of our subsidiary, Progress Telecom Holdings LLC and several variable interest entities (see Note 1C).

The following table presents changes in total equity for the year to date:

( (in millions)	Total Common Stock Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$8,687	$6	$8,693
Net income (loss)(a)	356	(1)	355
Other comprehensive income	20	–	20
Comprehensive income			375
Issuance of shares through offerings and stock-based compensation plans (See Note 6D)	582	–	582
Dividends paid and declared	(356)	–	(356)
Distributions to noncontrolling interest	–	(1)	(1)
Other transactions	–	2	2
Balance, June 30, 2009	$9,289	$6	$9,295

(a)    Consolidated net income of $357 million includes $2 million attributable to preferred shareholders of subsidiaries, which is not a component of total equity and is excluded from the table above.

(in millions)	Total Common Stock Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2007	$8,395	$84	$8,479
Net income	414	5	419
Other comprehensive income	6	–	6
Comprehensive income			425
Issuance of shares through offerings and stock-based compensation plans (See Note 6D)	85	–	85
Dividends paid and declared	(321)	–	(321)
Contributions from noncontrolling interest	–	2	2
Distributions to noncontrolling interest	–	(85)	(85)
Balance, June 30, 2008	$8,579	$6	$8,585

PEC

The consolidated financial statements include the accounts of PEC and its majority owned subsidiaries. Noncontrolling interests principally represent minority shareholders’ proportionate share of the equity of several variable interest entities (see Note 1C).

The following table presents changes in total equity for the year to date:

(in millions)	Total Common Stock Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$4,301	$4	$4,305
Net income (loss)	223	(1)	222
Other comprehensive income	4	–	4
Comprehensive income			226
Issuance of shares through stock-based compensation plans	29	–	29
Dividends paid to parent	(200)	–	(200)
Preferred stock dividends at stated rate	(1)	–	(1)
Tax benefit dividend	(2)	–	(2)
Balance, June 30, 2009	$4,354	$3	$4,357

( (in millions)	Total Common Stock Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2007	$3,752	$4	$3,756
Net income	227	–	227
Other comprehensive loss	(5)	–	(5)
Comprehensive income			222
Issuance of shares through stock-based compensation plans	35	–	35
Preferred stock dividends at stated rate	(1)	–	(1)
Tax benefit dividend	(1)	–	(1)
Balance, June 30, 2008	$4,007	$4	$4,011

PEF

Interim disclosures of changes in equity are required if the reporting entity has less than wholly-owned subsidiaries, of which PEF has none. Therefore, an equity reconciliation for PEF has not been provided.

C.  COMPREHENSIVE INCOME

Progress Energy
	Three Months Ended June 30,
(in millions)	2009	2008
Net income	$174	$205
Other comprehensive income
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $1)	2	–
Change in unrecognized items for pension and other postretirement benefits (net of tax expense of $1 and $-, respectively)	1	1
Net unrealized gains on cash flow hedges (net of tax expense of $5 and $8, respectively)	8	13
Other comprehensive income	11	14
Comprehensive income	185	219
Comprehensive income attributable to controlling interests	$185	$219

	Six Months Ended June 30,
(in millions)	2009	2008
Net income	$357	$419
Other comprehensive income
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $2 and $1, respectively)	3	1
Change in unrecognized items for pension and other postretirement benefits (net of tax expense of $1 and $-, respectively)	2	1
Net unrealized gains on cash flow hedges (net of tax expense of $9 and $2, respectively)	14	4
Other (net of tax expense of $-)	1	–
Other comprehensive income	20	6
Comprehensive income	377	425
Comprehensive income attributable to noncontrolling interests, net of tax	(1)	(5)
Comprehensive income attributable to controlling interests	$376	$420

PEC
	Three Months Ended June 30,
(in millions)	2009	2008
Net income	$94	$104
Other comprehensive income
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $1)	2	–
Net unrealized gains on cash flow hedges (net of tax expense of $2)	2	–
Other comprehensive income	4	–
Comprehensive income	98	104
C Comprehensive loss attributable to noncontrolling interests, net of tax	1	–
Comprehensive income attributable to controlling interests	$99	$104

	Six Months Ended June 30,
(in millions)	2009	2008
Net income	$222	$227
Other comprehensive income (loss)
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $1)	2	–
Net unrealized gains (losses) on cash flow hedges (net of tax (expense) benefit of $(2) and $3, respectively)	2	(5)
Other comprehensive income (loss)	4	(5)
Comprehensive income	226	222
Comprehensive loss attributable to noncontrolling interests, net of tax	1	–
Comprehensive income attributable to controlling interests	$227	$222

PEF
	Three Months Ended June 30,
(in millions)	2009	2008
Net income	$119	$125
Other comprehensive income
Net unrealized gains on cash flow hedges (net of tax expense of $2 and $8, respectively)	3	12
Other comprehensive income	3	12
Comprehensive income	$122	$137

	Six Months Ended June 30,
(in millions)	2009	2008
Net income	$208	$192
Other comprehensive income
Net unrealized gains on cash flow hedges (net of tax expense of $2 and $5, respectively)	3	8
Other comprehensive income	3	8
Comprehensive income	$211	$200

D.  COMMON STOCK

At December 31, 2008, we had 500 million shares of common stock authorized under our charter, of which approximately 264 million were outstanding. For the three months ended June 30, 2009, we issued an immaterial number of shares of common stock. For the six months ended June 30, 2009, we issued approximately 15.5 million shares of common stock resulting in approximately $545 million in net proceeds. Included in these amounts were approximately 0.6 million shares for net proceeds of approximately $22 million to meet the requirements of the Progress Energy 401(k) Savings & Stock Ownership Plan (401(k)) and the Investor Plus Stock Purchase Plan. For the three and six months ended June 30, 2008, respectively, we issued approximately 0.5 million shares and 1.5 million shares of common stock resulting in approximately $22 million and $42 million in proceeds. Included in these amounts were approximately 0.5 million shares and 0.9 million shares for proceeds of approximately $22 million and $41 million, respectively, to meet the requirements of the 401(k) Plan and the Investor Plus Stock Purchase Plan.

The 15.5 million shares issued during the six months ended June 30, 2009, also included the Parent’s issuance of 14.4 million shares of common stock at a public offering price of $37.50 per share on January 12, 2009. Net proceeds from this offering were approximately $523 million. We used $100 million of the proceeds to reduce the Parent’s revolving credit agreement (RCA) borrowings and the remainder was used for general corporate purposes.

7.	PREFERRED STOCK OF SUBSIDIARIES

As discussed in Note 10 in the 2008 Form 10-K, all of our preferred stock was issued by the Utilities. The preferred stock is considered temporary equity due to certain provisions that could require us to redeem the preferred stock for cash. In the event of a default by PEC or PEF equivalent to the payment of four quarterly dividends on the preferred stock, the holders of the preferred stock are entitled to elect a majority of PEC or PEF’s respective Board of Directors until all accrued and unpaid dividends are paid. All classes of preferred stock are entitled to cumulative dividends with preference to the common stock dividends, are redeemable by vote of the Utilities’ respective Board of Directors at any time, and do not have any preemptive rights. All classes of preferred stock have a liquidation preference equal to $100 per share plus any accumulated unpaid dividends except for PEF’s 4.75%, $100 par value class, which does not have a liquidation preference. Each holder of PEC’s preferred stock is entitled to one vote. Each holder of PEF’s preferred stock has no right to vote except for certain circumstances regarding dividends payable on preferred stock in default or potential changes to the preferred stock’s rights and preferences.

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

On February 3, 2009, the Parent repaid $100 million of the $600 million outstanding balance at December 31, 2008, borrowed under its RCA with proceeds from its 14.4 million share common stock issuance discussed in Note 6D. Subsequent to June 30, 2009, the Parent repaid an additional $200 million of the outstanding balance with cash on hand. At August 7, 2009, the outstanding balance of the RCA loan was $300 million. We will continue to monitor the commercial paper and short-term credit markets to determine when to repay the remaining outstanding balance of the RCA loan, while maintaining an appropriate level of liquidity.

On March 19, 2009, the Parent issued an aggregate $750 million of Senior Notes consisting of $300 million of 6.05% Senior Notes due 2014 and $450 million of 7.05% Senior Notes due 2019. A portion of the proceeds was used to fund PEF’s capital expenditures through an equity contribution with the remaining proceeds used for general corporate purposes.

On June 18, 2009, PEC entered into a Seventy-seventh Supplemental Indenture to its Mortgage and Deed of Trust, dated May 1, 1940, as supplemented, in connection with certain amendments to the mortgage. The amendments are set forth in the Seventy-seventh Supplemental Indenture and include an amendment to extend the maturity date of the mortgage by 100 years. The maturity date of the mortgage is now May 1, 2140.

9.	FAIR VALUE DISCLOSURES

A.	DEBT AND INVESTMENTS

PROGRESS ENERGY

DEBT

The carrying amount of our long-term debt, including current maturities, was $11.506 billion and $10.659 billion at June 30, 2009 and December 31, 2008, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $12.3 billion and $11.3 billion at June 30, 2009 and December 31, 2008, respectively.

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. Our available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning the Utilities’ nuclear plants as discussed in Note 4D of the 2008 Form 10-K. Nuclear decommissioning trust (NDT) funds are presented on the Consolidated Balance Sheets at fair value. In addition to the NDT funds, we hold other debt and equity investments classified as available-for-sale, which are included in miscellaneous other property and investments on the Consolidated Balance Sheets at fair value.

The following table summarizes our available-for-sale securities at June 30, 2009 and December 31, 2008.

June 30, 2009 (in millions)	Unrealized Losses	Unrealized Gains	Fair Value
Equity securities	$(47)	$175	$678
Debt securities	(9)	13	422
Cash equivalents	–	–	104
Total	$(56)	$188	$1,204

December 31, 2008 (in millions)	Unrealized Losses	Unrealized Gains	Fair Value
Equity securities	$(93)	$134	$559
Debt securities	(27)	15	466
Cash equivalents	–	–	114
Total	$(120)	$149	$1,139

The NDT funds and other available-for-sale debt and equity investments held in certain benefit trusts are managed by third-party investment managers who have a right to sell securities without our authorization. Net unrealized gains and losses of the NDT funds that would be recorded in earnings or other comprehensive income by a nonregulated entity are recorded as regulatory assets and liabilities pursuant to ratemaking treatment. Therefore, the preceding tables include the unrealized gains and losses for the NDT funds based on the original cost of the trust investments; $55 million of the unrealized losses and $187 million of the unrealized gains at June 30, 2009, and $118 million of the unrealized losses and $148 million of the unrealized gains at December 31, 2008, relate to the NDT funds. There were no material unrealized losses for the other available-for-sale debt and equity securities held in benefit trusts as of June 30, 2009 and December 31, 2008.

The aggregate fair value of investments with unrealized losses at June 30, 2009 and December 31, 2008 was $266 million and $374 million, respectively.

At June 30, 2009, the fair value of available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$29
Due after one through five years	191
Due after five through 10 years	118
Due after 10 years	84
Total	$422

The following table presents selected information about our sales of available-for-sale securities during the three and six months ended June 30, 2009. Proceeds were primarily related to the NDT funds. Realized gains and losses were determined on a specific identification basis.

(in millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Proceeds	$216	$871
Realized gains	3	15
Realized losses	(22)	(74)

PEC

DEBT

The carrying amount of PEC’s long-term debt, including current maturities, was $3.709 billion and $3.509 billion at June 30, 2009 and December 31, 2008, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $3.9 billion and $3.7 billion at June 30, 2009 and December 31, 2008, respectively.

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. PEC’s available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning PEC’s nuclear plants as discussed in Note 4D of the 2008 Form 10-K. NDT funds are presented on the Consolidated Balance Sheets at fair value. In addition to the NDT funds, PEC holds other debt and equity investments classified as available-for-sale, which are included in miscellaneous other property and investments on the Consolidated Balance Sheets at fair value.

The following table summarizes PEC’s available-for-sale securities at June 30, 2009 and December 31, 2008.

June 30, 2009 (in millions)	Unrealized Losses	Unrealized Gains	Fair Value
Equity securities	$(35)	$105	$441
Debt securities	(3)	10	277
Cash equivalents	–	–	14
Total	$(38)	$115	$732

December 31, 2008 (in millions)	Unrealized Losses	Unrealized Gains	Fair Value
Equity securities	$(55)	$75	$334
Debt securities	(10)	11	250
Cash equivalents	–	–	105
Total	$(65)	$86	$689

The NDT funds are managed by third-party investment managers who have a right to sell securities without our authorization. Net unrealized gains and losses of the NDT funds that would be recorded in earnings or other comprehensive income by a nonregulated entity are recorded as regulatory assets and liabilities pursuant to ratemaking treatment. Therefore, the preceding tables include the unrealized gains and losses for the NDT funds based on the original cost of the trust investments; all of the unrealized losses and gains at June 30, 2009 and December 31, 2008, relate to the NDT funds.

The aggregate fair value of investments with unrealized losses at June 30, 2009 and December 31, 2008, was $174 million and $191 million, respectively.

At June 30, 2009, the fair value of available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$4
Due after one through five years	155
Due after five through 10 years	79
Due after 10 years	39
Total	$277

The following table presents selected information about PEC’s sales of available-for-sale securities during the three and six months ended June 30, 2009. Proceeds were primarily related to the NDT funds. Realized gains and losses were determined on a specific identification basis.

(in millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Proceeds	$78	$466
Realized gains	1	5
Realized losses	(9)	(30)

PEF

DEBT

The carrying amount of PEF’s long-term debt, including current maturities, was $4.182 billion at June 30, 2009 and December 31, 2008. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $4.4 billion and $4.5 billion at June 30, 2009 and December 31, 2008, respectively.

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. PEF’s available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning PEF’s nuclear plant as discussed in Note 4D of the 2008 Form 10-K. The NDT funds are presented on the Balance Sheets at fair value.

The following table summarizes PEF’s available-for-sale securities at June 30, 2009 and December 31, 2008.

June 30, 2009 (in millions)	Unrealized Losses	Unrealized Gains	Fair Value
Equity securities	$(12)	$70	$237
Debt securities	(5)	2	106
Cash equivalents	–	–	89
Total	$(17)	$72	$432

December 31, 2008 (in millions)	Unrealized Losses	Unrealized Gains	Fair Value
Equity securities	$(38)	$59	$225
Debt securities	(15)	3	177
Cash equivalents	–	–	9
Total	$(53)	$62	$411

The NDT funds are managed by third-party investment managers who have a right to sell securities without our authorization. Net unrealized gains and losses that would be recorded in earnings or other comprehensive income by a nonregulated entity are recorded as regulatory assets and liabilities pursuant to ratemaking treatment. Therefore, the preceding tables include the unrealized gains and losses for the NDT funds based on the original cost of the trust investments; all of the unrealized losses and gains at June 30, 2009 and December 31, 2008, relate to the NDT funds.

The aggregate fair value of investments with unrealized losses at June 30, 2009 and December 31, 2008 was $78 million and $165 million, respectively.

At June 30, 2009, the fair value of available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$24
Due after one through five years	33
Due after five through 10 years	29
Due after 10 years	20
Total	$106

The following table presents selected information about PEF’s sales of available-for-sale securities during the three and six months ended June 30, 2009. Proceeds from the sale of securities primarily related to the NDT funds. Realized gains and losses were determined on a specific identification basis.

(in millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Proceeds	$119	$365
Realized gains	2	9
Realized losses	(13)	(44)

B.	FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). A mid-market pricing convention (the mid-point price between bid and ask prices) is permitted for use as a practical expedient and requires the use of market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, corroborated by market data, or generally unobservable. Valuation techniques are required to maximize the use of observable inputs and minimize the use of unobservable inputs.

A fair value hierarchy that prioritizes the inputs used to measure fair value, and requires fair value measurements to be categorized based on the observability of those inputs has been established. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The three levels of the fair value hierarchy are as follows:

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

The following tables set forth by level within the fair value hierarchy our and the Utilities’ financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Progress Energy
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust funds
Equity	$678	$–	$–	$678
Corporate debt	–	61	–	61
U.S. state and municipal debt	–	137	–	137
U.S. Treasury and other US government agency debt	68	196	–	264
Money market funds and other	1	19	–	20
Total nuclear decommissioning trust funds	747	413	–	1,160
Commodity and interest rate derivatives	–	26	3	29
Other marketable securities	24	39	–	63
Total assets	$771	$478	$3	$1,252

Liabilities:
Commodity and interest rate derivatives	$–	$(613)	$(34)	$(647)
CVO derivatives	–	(26)	–	(26)
Total liabilities	$–	$(639)	$(34)	$(673)

PEC
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust funds
Equity	$441	$–	$–	$441
Corporate debt	–	59	–	59
U.S. state and municipal debt	–	34	–	34
U.S. Treasury and other US government agency debt	68	107	–	175
Money market funds and other	1	15	–	16
Total nuclear decommissioning trust funds	510	215	–	725
Commodity and interest rate derivatives	–	5	1	6
Other marketable securities	5	–	–	5
Total assets	$515	$220	$1	$736

Liabilities:
Commodity and interest rate derivatives	$–	$(82)	$(20)	$(102)

PEF
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trust funds
Equity	$237	$–	$–	$237
Corporate debt	–	3	–	3
U.S. state and municipal debt	–	103	–	103
U.S. Treasury and other US government agency debt	–	89	–	89
Money market funds and other	–	3	–	3
Total nuclear decommissioning trust funds	237	198	–	435
Commodity and interest rate derivatives	–	17	2	19
Other marketable securities	2	–	–	2
Total assets	$239	$215	$2	$456

Liabilities:
Commodity and interest rate derivatives	$–	$(531)	$(14)	$(545)

The determination of the fair values above incorporates various factors, including risks of nonperformance by us or our counterparties. Such risks consider not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits or letters of credit), but also the impact of our and the Utilities’ credit risk on our liabilities.

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

NDT funds reflect the assets of the Utilities’ nuclear decommissioning trusts, as discussed in Note 13 of the 2008 Form 10-K. The assets of the trusts are invested primarily in exchange-traded equity securities (classified within Level 1) and marketable debt securities, most of which are valued using Level 1 inputs for similar instruments, and are classified within Level 2.

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

The following tables set forth a reconciliation of changes in the fair value of our and the Utilities’ commodity derivatives classified as Level 3 in the fair value hierarchy for the three and six months ended June 30.

Progress Energy
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Derivatives, net at beginning of period	$(43)	$55	$(41)	$26
Total gains (losses), realized and unrealized:
Included in earnings	–	–	–	–
Included in other comprehensive income	–	–	–	–
Deferred as regulatory assets and liabilities, net	12	108	10	137
Purchases, issuances and settlements, net	–	–	–	–
Transfers in (out) of Level 3, net	–	–	–	–
Derivatives, net at end of period	$(31)	$163	$(31)	$163

PEC
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Derivatives, net at beginning of period	$(23)	$12	$(22)	$6
Total gains (losses), realized and unrealized:
Included in earnings	–	–	–	–
Included in other comprehensive income	–	–	–	–
Deferred as regulatory assets and liabilities, net	4	24	3	30
Purchases, issuances and settlements, net	–	–	–	–
Transfers in (out) of Level 3, net	–	–	–	–
Derivatives, net at end of period	$(19)	$36	$(19)	$36

PEF
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Derivatives, net at beginning of period	$(20)	$43	$(19)	$20
Total gains (losses), realized and unrealized:
Included in earnings	–	–	–	–
Included in other comprehensive income	–	–	–	–
Deferred as regulatory assets and liabilities, net	8	84	7	107
Purchases, issuances and settlements, net	–	–	–	–
Transfers in (out) of Level 3, net	–	–	–	–
Derivatives, net at end of period	$(12)	$127	$(12)	$127

Substantially all unrealized gains and losses on commodity derivatives are deferred as regulatory liabilities or assets consistent with ratemaking treatment.

Transfers in (out) of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. There were no transfers into or out of Level 3 during the periods ended June 30, 2009 and 2008.

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

The components of the net periodic benefit cost for the respective Progress Registrants for the three and six months ended June 30 were:

Progress Energy
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,
(in millions)	2009	2008	2009	2008
Service cost	$10	$12	$2	$2
Interest cost	34	31	9	8
Expected return on plan assets	(35)	(41)	(1)	(2)
Amortization of actuarial loss (a)	12	3	1	1
Other amortization, net (a)	2	–	1	1
Net periodic cost	$23	$5	$12	$10

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,
(in millions)	2009	2008	2009	2008
Service cost	$21	$24	$4	$4
Interest cost	68	62	18	16
Expected return on plan assets	(69)	(82)	(3)	(3)
Amortization of actuarial loss (a)	24	5	2	1
Other amortization, net (a)	3	1	3	2
Net periodic cost	$47	$10	$24	$20

(a)   Adjusted to reflect PEF's rate treatment.  See Note 16B in the 2008 Form 10-K.

PEC
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30
(in millions)	2009	2008	2009	2008
Service cost	$4	$6	$1	$1
Interest cost	16	14	5	4
Expected return on plan assets	(17)	(16)	(1)	(1)
Amortization of actuarial loss	2	2	1	–
Other amortization, net	1	–	–	–
Net periodic cost	$6	$6	$6	$4

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30
(in millions)	2009	2008	2009	2008
Service cost	$8	$12	$3	$2
Interest cost	31	28	9	8
Expected return on plan assets	(34)	(32)	(2)	(2)
Amortization of actuarial loss	4	4	1	–
Other amortization, net	3	1	1	1
Net periodic cost	$12	$13	$12	$9

PEF
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30
(in millions)	2009	2008	2009	2008
Service cost	$5	$4	$1	$1
Interest cost	14	13	3	3
Expected return on plan assets	(15)	(21)	–	–
Amortization of actuarial loss	9	–	–	–
Other amortization, net	–	–	1	1
Net periodic cost (benefit)	$13	$(4)	$5	$5

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30
(in millions)	2009	2008	2009	2008
Service cost	$9	$9	$1	$1
Interest cost	28	26	7	7
Expected return on plan assets	(29)	(44)	(1)	(1)
Amortization of actuarial loss	18	–	1	1
Other amortization, net	–	–	2	2
Net periodic cost (benefit)	$26	$(9)	$10	$10

On June 16, 2009, PEF received permission from the FPSC to defer the retail portion of pension expense incurred in 2009. The FPSC order does not change the total net periodic pension cost presented above, but defers a portion of those costs to be recovered in future periods. For the three and six months ended June 30, 2009, PEF deferred $16 million of net periodic pension cost as a regulatory asset (See Note 4B).

In 2009, contributions directly to pension plan assets are expected to approximate $220 million for us, $170 million for PEC and $50 million for PEF. An immaterial amount was contributed during the three and six months ended June 30, 2009.

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

A.      COMMODITY DERIVATIVES

GENERAL

Most of our physical commodity contracts are not derivatives or qualify as normal purchases or sales. Therefore, such contracts are not recorded at fair value.

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

Certain counterparties have posted or held cash collateral in support of these instruments. PEC had a cash collateral asset included in prepayments and other current assets of $8 million and $18 million on the PEC Consolidated Balance Sheet at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, PEC had 57.1 million MMBtu notional of natural gas related to outstanding commodity derivative swaps that were entered into to hedge forecasted natural gas purchases. Due to changes in natural gas prices and settlements of financial hedge agreements since December 31, 2008, PEF’s cash collateral asset included in derivative collateral posted on the PEF Balance Sheet was $294 million at June 30, 2009, compared to $335 million at December 31, 2008. At June 30, 2009, PEF had 227.0 million MMBtu notional of natural gas and 2.4 million barrels notional of oil related to outstanding commodity derivative swaps that were entered into to hedge forecasted oil and natural gas purchases.

CASH FLOW HEDGES

The Utilities designate a portion of commodity derivative instruments as cash flow hedges. From time to time we hedge exposure to market risk associated with fluctuations in the price of power for our forecasted sales. Realized gains and losses are recorded net in operating revenues. We also hedge exposure to market risk associated with fluctuations in the price of fuel for fleet vehicles. At June 30, 2009, we had 0.6 million gallons notional of gasoline and 0.6 million gallons notional of heating oil related to outstanding commodity derivative swaps at each of PEC and PEF that were entered into to hedge forecasted gasoline and diesel purchases. Realized gains and losses are recorded net as part of fleet vehicle fuel costs. At June 30, 2009 and December 31, 2008, neither we nor the Utilities had material outstanding positions in such contracts. The ineffective portion of commodity cash flow hedges was not material to our or the Utilities’ results of operations for the three and six months ended June 30, 2009 and 2008.

At June 30, 2009 and December 31, 2008, the amount recorded in our or the Utilities’ accumulated other comprehensive income related to commodity cash flow hedges was not material.

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

CASH FLOW HEDGES

At June 30, 2009, all open interest rate hedges will reach their mandatory termination dates within approximately three years. It is expected that in the next twelve months $3 million and $4 million, net of tax, related to terminated hedges, will be reclassified to interest expense at the Parent and PEC, respectively. The actual amounts that will be reclassified to earnings may vary from the expected amounts as a result of the timing of debt issuances at the Parent and the Utilities and changes in the market value of currently open interest rate hedges.

At December 31, 2008, the Parent had $200 million notional of interest rate cash flow hedges. All of these forward starting swaps were terminated on March 16, 2009, in conjunction with the Parent’s issuance of $450 million of 7.05% Senior Notes due 2019. In January and June 2009, the Parent entered into forward starting swaps to mitigate exposure to interest rate risk in anticipation of future debt issuances. At June 30, 2009, the Parent had $100 million notional of interest rate cash flow hedges. In July 2009, the Parent entered into an additional $50 million notional forward starting swap to mitigate exposure to interest rate risk in anticipation of future debt issuances.

At December 31, 2008, PEC had $250 million notional of interest rate cash flow hedges. All of these forward starting swaps were terminated on January 8, 2009, in conjunction with PEC’s issuance of $600 million First Mortgage Bonds 5.30% Series due 2019. In January and June 2009, PEC entered into forward starting swaps to mitigate exposure to interest rate risk in anticipation of future debt issuances. At June 30, 2009, PEC had $100 million notional of interest rate cash flow hedges.

At December 31, 2008, PEF had no outstanding interest rate cash flow hedges. In January and June 2009, PEF entered into forward starting swaps to mitigate exposure to interest rate risk in anticipation of future debt issuances. At June 30, 2009, PEF had $75 million notional of interest rate cash flow hedges.

FAIR VALUE HEDGES

For interest rate fair value hedges, the change in the fair value of the hedging derivative is recorded in net interest charges and is offset by the change in the fair value of the hedged item. At June 30, 2009, and December 31, 2008, neither we nor the Utilities had any outstanding positions in such contracts.

C.      CONTINGENT FEATURES

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from each of the major credit rating agencies. If our debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

The aggregate fair value of all derivative instruments at PEC with credit risk-related contingent features that are in a liability position at June 30, 2009 is $102 million, for which PEC has posted collateral of $8 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered at June 30, 2009, PEC would have been required to post an additional $94 million of collateral with its counterparties.

The aggregate fair value of all derivative instruments at PEF with credit risk-related contingent features that are in a liability position at June 30, 2009, is $545 million, for which PEF has posted collateral of $294 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered on June 30, 2009, PEF would have been required to post an additional $237 million of collateral with its counterparties.

D.      DERIVATIVE INSTRUMENT AND HEDGING ACTIVITY INFORMATION

Progress Energy

The following table presents the fair value of derivative instruments at June 30, 2009 and December 31, 2008:

(in millions)	June 30, 2009		December 31, 2008
Instrument / Balance sheet location	Asset	Liability	Asset	Liability

Derivatives designated as hedging instruments
Commodity cash flow derivatives
Derivative liabilities, current		$–		$(2)
Interest rate derivatives
Prepayments and other current assets	$4		$–
Other assets and deferred debits	9		–
Derivative liabilities, current		–		(65)
Total derivatives designated as hedging instruments	13	–	–	(67)

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	6		9
Other assets and deferred debits	10		1
Derivative liabilities, current		(407)		(425)
Derivative liabilities, long-term		(240)		(263)
CVOs(b)
Other liabilities and deferred credits		(26)		(34)
Fair value of derivatives not designated as hedging instruments	16	(673)	10	(722)
Fair value loss transition adjustment(c)
Derivative liabilities, current		(2)		(1)
Derivative liabilities, long-term		(4)		(6)
Total derivatives not designated as hedging instruments	16	(679)	10	(729)
Total derivatives	$29	$(679)	$10	$(796)

(a)     Substantially all of these contracts receive regulatory treatment.
(b)   As discussed in Note 15 of the 2008 Form 10-K, the Parent issued 98.6 million CVOs in connection with the acquisition of Florida Progress during 2000.
(c)   In 2003, PEC recorded a $38 million pre-tax ($23 million after-tax) fair value loss transition adjustment pursuant to the adoption of new accounting guidance for derivatives.  The related liability is being amortized to earnings over the term of the related contract    (See Note 13).

The following tables present the effect of derivative instruments on other comprehensive income (OCI) (See Note 6C) and the Consolidated Statements of Income for the three months ended June 30, 2009 and 2008:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income(a)	Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Location of Gain or (Loss) Recognized in Income on Derivatives(b)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2009	2008		2009	2008		2009	2008
Interest rate derivatives(c)	$8	$13	Interest charges	$(2)	$–	Interest charges	–	$1

(a)   Effective portion.
(b)   Related to ineffective portion and amount excluded from effectiveness testing.
(c)   Amounts in accumulated other comprehensive income related to terminated hedges are reclassified to earnings as the interest expense is recorded.  The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2009	2008	2009	2008
Commodity derivatives	$(185)	$109	$78	$824

(a)   After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)   Amounts are recorded in regulatory liabilities and assets, respectively, on the Balance Sheets until derivatives are settled.

Instrument	Location of Gain or (Loss)Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)		2009	2008
Commodity derivatives	Other, net	$1	$4
Fair value loss transition adjustment	Other, net	1	–
CVOs	Other, net	1	(2)
Total		$3	$2

The following tables present the effect of derivative instruments on OCI (see Note 6C) and the Consolidated Statements of Income for the six months ended June 30, 2009 and 2008:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income(a)	Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Location of Gain or (Loss) Recognized in Income on Derivatives(b)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2009	2008		2009	2008		2009	2008
Commodity cash flow derivatives	$1	$(1)		$–	$–		$–	$–
Interest rate derivatives(c)	13	5	Interest charges	(3)	(1)	Interest charges	(3)	1
Total	$14	$4		$(3)	$(1)		$(3)	$1

(a)   Effective portion.
(b)   Related to ineffective portion and amount excluded from effectiveness testing.
(c)   Amounts in accumulated other comprehensive income related to terminated hedges are reclassified to earnings as the interest expense is recorded.  The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2009	2008	2009	2008
Commodity derivatives	$(312)	$125	$(265)	$1,105

(a)   After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)   Amounts are recorded in regulatory liabilities and assets, respectively, on the Balance Sheets until derivatives are settled.

Instrument	Location of Gain or(Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)		2009	2008
Commodity derivatives	Other, net	$–	$4
Fair value loss transition adjustment	Other, net	1	1
CVOs	Other, net	8	(2)
Total		$9	$3

PEC

The following table presents the fair value of derivative instruments at June 30, 2009 and December 31, 2008:

(in millions)	June 30, 2009		December 31, 2008
Instrument / Balance sheet location	Asset	Liability	Asset	Liability

Derivatives designated as hedging instruments
Commodity cash flow derivatives
Derivative liabilities, current		$–		$(1)
Interest rate derivatives
Other assets and deferred debits	$5		$–
Derivative liabilities, current		–		(35)
Total derivatives designated as hedging instruments	5	–	–	(36)

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Other assets and deferred debits	1		–
Derivative liabilities, current		(46)		(45)
Other liabilities and deferred credits		(56)		(54)
Fair value of derivatives not designated as hedging instruments	1	(102)	–	(99)
Fair value loss transition adjustment(b)
Derivative liabilities, current		(2)		(1)
Other liabilities and deferred credits		(4)		(6)
Total derivatives not designated as hedging instruments	1	(108)	–	(106)
Total derivatives	$6	$(108)	$–	$(142)

(a)   Substantially all of these contracts receive regulatory treatment.
(b)   In 2003, PEC recorded a $38 million pre-tax ($23 million after-tax) fair value loss transition adjustment pursuant to the adoption of new accounting guidance for derivatives.  The related liability is being amortized to earnings over the term of the related contract(See Note 13).

The following tables present the effect of derivative instruments on OCI (See Note 6C) and the Consolidated Statements of Income for the three months ended June 30, 2009 and 2008:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Netof Tax on Derivatives(a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income(a)	Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Location of Gain or (Loss) Recognized in Income on Derivatives(b)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2009	2008		2009	2008		2009	2008
Interest rate derivatives(c)	$2	$–	Interest charges	$(2)	$–	Interest charges	$–	$–

(a)   Effective portion.
(b)   Related to ineffective portion and amount excluded from effectiveness testing.
(c)   Amounts in accumulated other comprehensive income related to terminated hedges are reclassified to earnings as the interest expense is recorded.  The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2009	2008	2009	2008
Commodity derivatives	$(21)	$6	$6	$110

(a)   After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)   Amounts are recorded in regulatory liabilities and assets, respectively, on the Balance Sheets until derivatives are settled.

Instrument	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)		2009	2008
Commodity derivatives	Other, net	$1	$4
Fair value loss transition adjustment	Other, net	1	–
Total		$2	$4

The following tables present the effect of derivative instruments on OCI (See Note 6C) and the Consolidated Statements of Income for the six months ended June 30, 2009 and 2008:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income(a)	Amount of Gainor (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Location of Gain or (Loss) Recognized in Income on Derivatives(b)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2009	2008		2009	2008		2009	2008
Commodity cash flow derivatives	$–	$(2)		$–	$–		$–	$–
Interest rate derivatives(c)	2	(3)	Interest charges	(2)	–	Interest charges	(2)	–
Total	$2	$(5)		$(2)	$–		$(2)	$–

(a)   Effective portion.
(b)   Related to ineffective portion and amount excluded from effectiveness testing.
(c)   Amounts in accumulated other comprehensive income related to terminated hedges are reclassified to earnings as the interest expense is recorded.  The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2009	2008	2009	2008
Commodity derivatives	$(39)	$6	$(41)	$141

(a)   After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)   Amounts are recorded in regulatory liabilities and assets, respectively, on the Balance Sheets until derivatives are settled.

Instrument	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or(Loss) Recognized in Income on Derivatives
(in millions)		2009	2008
Commodity derivatives	Other, net	$–	$4
Fair value loss transition adjustment	Other, net	1	1
Total		$1	$5

PEF

The following table presents the fair value of derivative instruments at June 30, 2009 and December 31, 2008:

(in millions)	June 30, 2009		December 31, 2008
Instrument / Balance sheet location	Asset	Liability	Asset	Liability

Derivatives designated as hedging instruments
Interest rate derivatives
Prepayments and other current assets	$4		$–
Total derivatives designated as hedging instruments	4		–

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	6		9
Other assets and deferred debits	9		1
Derivative liabilities, current		$(361)		$(380)
Derivative liabilities, long-term		(184)		(209)
Total derivatives not designated as hedging instruments	15	(545)	10	(589)
Total derivatives	$19	$(545)	$10	$(589)

(a)   Substantially all of these contracts receive regulatory treatment.

The following tables present the effect of derivative instruments on OCI (See Note 6C) and the Statements of Income for the three months ended June 30, 2009 and 2008:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Netof Tax on Derivatives(a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income(a)	Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Location of Gain or (Loss) Recognized in Income on Derivatives(b)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2009	2008		2009	2008		2009	2008
Interest rate derivatives(c)	$3	$12	Interest charges	$–	$–	Interest charges	$–	$1

(a)   Effective portion.
(b)   Related to ineffective portion and amount excluded from effectiveness testing.
(c)   Amounts in accumulated other comprehensive income related to terminated hedges are reclassified to earnings as the interest expense is recorded.  The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2009	2008	2009	2008
Commodity derivatives	$(164)	$103	$72	$714

(a)   After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)   Amounts are recorded in regulatory liabilities and assets, respectively, on the Balance Sheets until derivatives are settled.

The following tables present the effect of derivative instruments on OCI (See Note 6C) and the Statements of Income for the six months ended June 30, 2009 and 2008:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income(a)	Amount of Gainor (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Location of Gain or (Loss) Recognized in Income on Derivatives(b)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2009	2008		2009	2008		2009	2008
Interest rate derivatives(c)	$3	$8	Interest charges	$–	$–	Interest charges	$–	$1

(a)   Effective portion.
(b)   Related to ineffective portion and amount excluded from effectiveness testing.
(c)   Amounts in accumulated other comprehensive income related to terminated hedges are reclassified to earnings as the interest expense is recorded.  The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2009	2008	2009	2008
Commodity derivatives	$(273)	$119	$(224)	$964

(a)   After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)   Amounts are recorded in regulatory liabilities and assets, respectively, on the Balance Sheets until derivatives are settled.

12.	FINANCIAL INFORMATION BY BUSINESS SEGMENT

Our reportable PEC and PEF business segments are primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. These electric operations also distribute and sell electricity to other utilities, primarily on the east coast of the United States.

In addition to the reportable operating segments, the Corporate and Other segment includes the operations of the Parent and PESC and other miscellaneous nonregulated businesses that do not separately meet the quantitative thresholds for disclosure as separate reportable business segments. The profit or loss of our reportable segments plus the profit or loss of Corporate and Other represents our total income from continuing operations.

Income of discontinued operations is not included in the table presented below. The following information is for the three and six months ended June 30:

				Income (Loss)
	Revenues			From Continuing
(in millions)	Unaffiliated	Intersegment	Total	Operations	Assets
Three Months Ended June 30, 2009
PEC	$1,076	$–	$1,076	$95	$13,376
PEF	1,234	–	1,234	119	13,074
Corporate and Other	2	55	57	(39)	19,227
Eliminations	–	(55)	(55)	–	(14,803)
Totals	$2,312	$–	$2,312	$175	$30,874

Three Months Ended June 30, 2008
PEC	$1,048	$–	$1,048	$104
PEF	1,194	–	1,194	125
Corporate and Other	2	94	96	(29)
Eliminations	–	(94)	(94)	–
Totals	$2,244	$–	$2,244	$200

				Income (Loss)
	Revenues			From Continuing
(in millions)	Unaffiliated	Intersegment	Total	Operations	Assets
Six Months Ended June 30, 2009
PEC	$2,254	$–	$2,254	$222	$13,376
PEF	2,496	–	2,496	207	13,074
Corporate and Other	4	120	124	(71)	19,227
Eliminations	–	(120)	(120)	–	(14,803)
Totals	$4,754	$–	$4,754	$358	$30,874

Six Months Ended June 30, 2008
PEC	$2,116	$–	$2,116	$226
PEF	2,190	–	2,190	191
Corporate and Other	4	176	180	(64)
Eliminations	–	(176)	(176)	–
Totals	$4,310	$–	$4,310	$353

13.	OTHER INCOME AND OTHER EXPENSE

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

Progress Energy
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Other income
Nonregulated energy and delivery services income	$14	$15	$19	$22
Fair value loss transition adjustment amortization (see Note 11)	1	–	1	1
Investment gains, net	4	–	4	–
Gains from equity investments, net	1	–	–	–
CVOs unrealized gain, net	1	–	8	–
Derivative mark-to-market gain, net	1	4	–	4
Other, net	2	–	–	–
Total other income	24	19	32	27
Other expense
Nonregulated energy and delivery services expenses	6	5	10	9
Donations	2	7	5	11
Investment losses, net	–	1	–	3
Loss from equity investments, net	–	1	2	3
CVOs unrealized loss, net	–	2	–	2
Impairment loss	3	–	3	–
Other, net	–	–	–	1
Total other expense	11	16	20	29
Other, net – Progress Energy	$13	$3	$12	$(2)

PEC
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Other income
Nonregulated energy and delivery services income	$9	$9	$9	$12
Fair value loss transition adjustment amortization (see Note 11)	1	–	1	1
Derivative mark-to-market gain, net	1	4	–	4
Other, net	1	2	–	1
Total other income	12	15	10	18
Other expense
Nonregulated energy and delivery services expenses	3	2	5	3
Donations	2	4	3	6
Investment losses, net	3	3	2	2
Loss from equity investments, net	–	–	2	2
Other, net	–	–	1	–
Total other expense	8	9	13	13
Other, net – PEC	$4	$6	$(3)	$5

PEF
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Other income
Nonregulated energy and delivery services income	$5	$6	$10	$10
Investment gains, net	5	1	4	–
Other, net	–	–	–	2
Total other income	10	7	14	12
Other expense
Nonregulated energy and delivery services expenses	2	3	4	6
Donations	1	3	3	5
Investment losses, net	–	–	–	1
Loss from equity investments, net	–	1	–	1
Total other expense	3	7	7	13
Other, net – PEF	$7	$–	$7	$(1)

14.	ENVIRONMENTAL MATTERS

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

The following table contains information about accruals for probable and estimable costs related to various environmental sites, which were included in other current liabilities and other liabilities and deferred credits on the Balance Sheets:

(in millions)	June 30, 2009	December 31, 2008
PEC
MGP and other sites(a)	$16	$16
PEF
Remediation of distribution and substation transformers	17	22
MGP and other sites	13	15
Total PEF environmental remediation accruals(b)	30	37
Total Progress Energy environmental remediation accruals	$46	$53

(a)	Expected to be paid out over one to five years.
(b)       Expected to be paid out over one to 15 years.

PROGRESS ENERGY

In addition to the Utilities’ sites, discussed under “PEC” and “PEF” below, we incurred indemnity obligations related to certain pre-closing liabilities of divested subsidiaries, including certain environmental matters (See discussion under Guarantees in Note 15B).

PEC

The NCUC and the SCPSC have authorized PEC to defer and amortize certain environmental remediation expenses. Remediation expenses not authorized to be deferred are included in operation and maintenance (O&M) expense.

Including the Ward Transformer site located in Raleigh, N.C. (Ward), and MGP sites discussed below, for the three months ended June 30, 2009, PEC accrued approximately $1 million and spent approximately $2 million. For the six months ended June 30, 2009, PEC accrued approximately $4 million and spent approximately $4 million. For the three months ended June 30, 2008, PEC accrued approximately $5 million and spent approximately $2 million. For the six months ended June 30, 2008, PEC accrued approximately $6 million and spent approximately $4 million. These amounts primarily relate to the Ward site.

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

In 2004, the EPA advised PEC that it had been identified as a PRP at the Ward site. The EPA offered PEC and a number of other PRPs the opportunity to negotiate the removal action for the Ward site and reimbursement to the EPA for the EPA’s past expenditures in addressing conditions at the Ward site. Subsequently, PEC and other PRPs signed a settlement agreement, which requires the participating PRPs to remediate the Ward site. At June 30, 2009 and December 31, 2008, PEC’s recorded liability for the site was approximately $7 million. Actual experience may differ from current estimates, and it is probable that estimates will continue to change in the future. On September 12, 2008, PEC filed an initial civil action against a number of PRPs seeking contribution for and recovery of costs incurred in remediating the Ward site, as well as a declaratory judgment that defendants are jointly and severally liable for response costs at the site. On March 13, 2009, a subsequent action was filed against additional PRPs, and on April 30, 2009, suit was filed against the remaining approximately 160 PRPs. PEC has settled with a number of the PRPs and is in active settlement negotiations with others. With respect to the defendants that do not settle, the federal district court in which this matter is pending requires that alternative dispute resolution be pursued early in civil litigation. The outcome of these matters cannot be predicted.

On September 30, 2008, the EPA issued a Record of Decision for the operable unit for stream segments downstream from the Ward site (Ward OU1) and advised 61 parties, including PEC, of their identification as PRPs for Ward OU1 and for the operable unit for further investigation at the Ward facility and certain adjacent areas (Ward OU2).

The EPA’s estimate for the selected remedy for Ward OU1 is approximately $6 million. The EPA offered PEC and the other PRPs the opportunity to negotiate implementation of a response action for Ward OU1 and a remedial investigation and feasibility study for Ward OU2, as well as reimbursement to the EPA of approximately $1 million for the EPA’s past expenditures in addressing conditions at the site. On January 19, 2009, PEC and several of the other participating PRPs at the Ward site submitted a letter containing a good faith response to the EPA’s special notice letter. Another group of PRPs separately submitted a good faith response, which the EPA advised would be used to negotiate implementation of the required actions. The other PRPs’ good faith response was subsequently withdrawn. Discussions among representatives of certain PRPs, including PEC, and the EPA are ongoing. Although a loss is considered probable, an agreement among the PRPs for these matters has not been reached; consequently, it is not possible at this time to reasonably estimate the total amount of PEC’s obligation, if any, for Ward OU1 and Ward OU2.

PEF

PEF has received approval from the FPSC for recovery through the environmental cost recovery clause (ECRC) of the majority of costs associated with the remediation of distribution and substation transformers. Under agreements with the Florida Department of Environmental Protection (FDEP), PEF has reviewed all distribution transformer sites and all substation sites for mineral oil-impacted soil caused by equipment integrity issues. Should further distribution transformer sites be identified outside of this population, the distribution O&M costs will not be recoverable through the ECRC. For the three and six months ended June 30, 2009, PEF accrued approximately $2 million and spent approximately $4 million and $7 million, respectively, related to the remediation of transformers. For the three and six months ended June 30, 2008, PEF accrued approximately $10 million and $12 million, respectively, due to the identification of additional transformer sites and an increase in estimated remediation costs, and spent approximately $8 million and $14 million, respectively, related to the remediation of transformers. At June 30, 2009, PEF had recorded a regulatory asset for the probable recovery of these costs through the ECRC.

The accruals for MGP and other sites, in the previous table, relate to two former MGP sites and other sites associated with PEF that have required, or are anticipated to require, investigation and/or remediation. For the three and six months ended June 30, 2009, PEF made no material accruals and spent approximately $2 million, which primarily related to its MGP sites. For the three and six months ended June 30, 2008, PEF made no material accruals or expenditures.

B.	AIR AND WATER QUALITY

At June 30, 2009 and December 31, 2008, we were subject to various current federal, state and local environmental compliance laws and regulations governing air and water quality, resulting in capital expenditures and increased O&M expenses. These compliance laws and regulations included the Clean Air Interstate Rule (CAIR), the Clean Air Visibility Rule (CAVR), the North Carolina Clean Smokestacks Act, enacted in June 2002 (Clean Smokestacks Act) and mercury regulation. PEC’s and PEF’s environmental compliance capital expenditures related to these regulations began in 2002 and 2005, respectively. At June 30, 2009, cumulative environmental compliance capital expenditures to date with regard to these environmental laws and regulations were $2.027 billion, including $1.042 billion at PEC and $985 million at PEF. At December 31, 2008, cumulative environmental compliance capital expenditures to date with regard to these environmental laws and regulations were $1.859 billion, including $1.012 billion at PEC, which primarily relates to Clean Smokestacks Act projects, and $847 million at PEF.

PEF participated in a coalition of Florida utilities that filed a challenge to the CAIR as it applied to Florida. PEF withdrew from the coalition during the fourth quarter of 2008. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Court of Appeals) issued its decision on multiple challenges to the CAIR, including the Florida challenge, which vacated the CAIR in its entirety. On September 24, 2008, petitions for rehearing were filed by a number of parties. On December 23, 2008, the D.C. Court of Appeals remanded the CAIR without vacating the rule for the EPA to conduct further proceedings consistent with the D.C. Court of Appeals’ prior opinion. The outcome of the EPA’s further proceedings cannot be predicted. Because the D.C. Court of Appeals’ December 23, 2008 decision remanded the CAIR, the current implementation of the CAIR continues to fulfill best available retrofit technology (BART) for SO2 and nitrogen oxides (NOx) for BART-affected units under the CAVR. Should this determination change as the CAIR is revised, CAVR compliance eventually may require consideration of NOx and SO2 emissions in addition to particulate matter emissions for BART-eligible units.

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

PEF is continuing construction of its in-process emission control projects. On December 18, 2008, PEF and the FDEP announced an agreement under which PEF will retire Crystal River Units No. 1 and No. 2 (CR1 and CR2) as coal-fired units and complete construction of its emission control projects at CR4 and CR5. CR1 and CR2 will be retired after the second proposed nuclear unit at Levy completes its first fuel cycle, which was anticipated to be around 2020. On May, 1, 2009, PEF announced that it expects the construction schedule to shift later than the originally estimated 2016 to 2018 timeframe by a minimum of 20 months for the commercial operation dates of Levy. We are currently evaluating the impacts of the schedule shift. We cannot predict the outcome of this matter.

We account for emission allowances as inventory using the average cost method. We value inventory of the Utilities at historical cost consistent with ratemaking treatment. The EPA is continuing to record allowance allocations under the CAIR NOx trading program, in some cases for years beyond the estimated two-year period for promulgation of a replacement rule. The EPA’s continued recording of CAIR NOx allowance allocations does not guarantee that allowances will continue to be usable for compliance after a replacement rule is finalized or that they will continue to have value in the future. SO2 emission allowances will be utilized to comply with existing Clean Air Act requirements. PEF’s CAIR expenses, including NOx allowance inventory expense, are recoverable through the ECRC. At June 30, 2009 and December 31, 2008, PEC had approximately $17 million and $22 million, respectively, in SO2 emission allowances and an immaterial amount of NOx emission allowances. At June 30, 2009 and December 31, 2008, PEF had approximately $9 million and $11 million, respectively, in SO2 emission allowances and approximately $54 million and $65 million, respectively, in NOx emission allowances.

In June 2002, the Clean Smokestacks Act was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of NOx and SO2 from their North Carolina coal-fired power plants in phases by 2013. Two of PEC’s largest coal-fired generating units (the Roxboro No. 4 and Mayo Units) impacted by the Clean Smokestacks Act are jointly owned. Pursuant to joint ownership agreements, the joint owners are required to pay a portion of the costs of owning and operating these plants. PEC has determined that the most cost-effective Clean Smokestacks Act compliance strategy is to maximize the SO2 removal from its larger coal-fired units, including Roxboro No. 4 and Mayo, so as to avoid the installation of expensive emission controls on its smaller coal-fired units. In order to address the joint owner's concerns that such a compliance strategy would result in a disproportionate share of the cost of compliance for the jointly owned units, in 2005 PEC entered into an agreement with the joint owner to limit its aggregate costs associated with capital expenditures to comply with the Clean Smokestacks Act to approximately $38 million. PEC recorded a related liability for the joint owner's share of estimated costs in excess of the contract amount. The terms of the agreement place no limit on PEC’s maximum remaining liability; however PEC estimates its remaining exposure to be $7 million as of June 30, 2009. At June 30, 2009 and December 31, 2008, the amount of the liability was $7 million and $10 million, respectively, based upon the respective estimates for the remaining Clean Smokestacks Act compliance costs. During the three and six months ended June 30, 2009, PEC accrued approximately $2 million and spent approximately $1 million and $5 million, respectively, that exceeded the joint owner limit (See Note 15B). Because PEC has taken a system-wide compliance approach, its North Carolina retail ratepayers have significantly benefited from the strategy of focusing emission reduction efforts on the jointly owned units, and, therefore, PEC believes that any costs in excess of the joint owner’s share should be recovered from North Carolina retail ratepayers, consistent with other capital expenditures associated with PEC’s compliance with the Clean Smokestacks Act. On September 5, 2008, the NCUC ordered that PEC shall be allowed to include in rate base all reasonable and prudently incurred environmental compliance costs in excess of $584 million, including eligible compliance costs in excess of the joint owner’s share, as the projects are closed to plant in service.

15.	COMMITMENTS AND CONTINGENCIES

Contingencies and significant changes to the commitments discussed in Note 22 in the 2008 Form 10-K are described below.

A.	PURCHASE OBLIGATIONS

As part of our ordinary course of business, we and the Utilities enter into various long- and short-term contracts for fuel requirements at our generating plants. Significant changes from the commitment amounts reported in Note 22A in the 2008 Form 10-K can result from new contracts, changes in existing contracts along with the impact of fluctuations in current estimates of future market prices for those contracts that are market price indexed. In most cases, these contracts contain provisions for price adjustments, minimum purchase levels, and other financial commitments. Additional commitments for fuel and related transportation will be required to supply the Utilities’ future needs.

PEF

On May 1, 2009, PEF announced that it expects the construction schedule for Levy to shift. Although the overall schedule impact is not certain at this time, PEF expects the schedule for the commercial operation of Levy to shift later than the 2016 to 2018 timeframe by a minimum of 20 months. We anticipate amending the Levy Engineering, Procurement, and Construction agreement due to the schedule shift but cannot predict the impact, if any, such amendment might have on the project’s total cost. However, consistent with nuclear cost-recovery filings with the FPSC (See Note 4B), PEF anticipates that approximately $1 billion of the construction obligations disclosed in Note 22A in the 2008 Form 10-K for the three-year period following December 31, 2008, could be deferred to later periods as a result of the schedule shift.

During the second quarter of 2009, PEF entered into conditional agreements for firm pipeline transportation capacity to support PEF’s gas supply needs for the period from April 2011 through March 2036. The total cost to PEF associated with these agreements is estimated to be approximately $281 million. These agreements are subject to several conditions precedent, including various federal regulatory approvals, the completion and commencement of operation of necessary related interstate natural pipeline system expansions, and other contractual provisions. Due to the conditions of these agreements, the estimated costs associated with these agreements are not currently included in PEF’s fuel and purchased power commitments.

B.	GUARANTEES

As a part of normal business, we enter into various agreements providing future financial or performance assurances to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. At June 30, 2009, we do not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included in the accompanying Balance Sheets.

At June 30, 2009, we have issued guarantees and indemnifications of and for certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses. Related to the sales of businesses, the latest specified notice period extends until 2013 for the majority of legal, tax and environmental matters provided for in the indemnification provisions. Indemnifications for the performance of assets extend to 2016. For certain matters for which we receive timely notice, our indemnity obligations may extend beyond the notice period. Certain indemnifications have no limitations as to time or maximum potential future payments. In 2005, PEC entered into an agreement with the joint owner of certain facilities at the Mayo and Roxboro plants to limit their aggregate costs associated with capital expenditures to comply with the Clean Smokestacks Act and recognized a liability related to this indemnification (See Note 14B). The terms of the agreement place no limit on PEC’s maximum remaining liability; however PEC estimates its remaining exposure to be $7 million as of June 30, 2009. Pursuant to a September 2008 NCUC order, PEC is including the indemnification costs as allowable costs to be included in rate base for ratemaking purposes (See Note 14B). At June 30, 2009, our estimated maximum exposure for guarantees and indemnifications for which a maximum exposure is determinable was $458 million, including $32 million at PEF. At June 30, 2009 and December 31, 2008, we have recorded liabilities related to guarantees and indemnifications to third parties of approximately $58 million and $61 million, respectively. These amounts include $7 million and $10 million, respectively, for PEC and $8 million for PEF at

June 30, 2009, and December 31, 2008. During the three and six months ended June 30, 2009, PEC accrued approximately $2 million and spent approximately $1 million and $5 million, respectively, that exceeded the joint owner limit. As current estimates change, it is possible that additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded in the future.

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

A trial was held in November 2007 in the United States Court of Federal Claims, and closing arguments were presented on April 4, 2008. On May 19, 2008, the Utilities received a ruling from the Trial Court awarding $83 million in the claim against the DOE for failure to abide by a contract for federal disposition of spent nuclear fuel. The United States Department of Justice requested that the Trial Court reconsider its ruling. The Trial Court did reconsider its ruling and reduced the damage award by an immaterial amount. On August 15, 2008, the Department of Justice appealed the Trial Court’s ruling to the D.C. Court of Appeals. Oral arguments were held on May 4, 2009. On July 21, 2009, the D.C. Court of Appeals vacated and remanded the calculation of damages back to the Trial Court but affirmed the portion of damages awarded that were directed to overhead costs and other indirect expenses. The Trial Court has not yet scheduled further proceedings. In the event that the Utilities recover damages in this matter, such recovery is not expected to have a material impact on the Utilities’ results of operations given the anticipated regulatory and accounting treatment. However, the Utilities cannot predict the outcome of this matter.

SYNTHETIC FUELS MATTERS

A number of our subsidiaries and affiliates are parties to two lawsuits arising out of an Asset Purchase Agreement dated as of October 19, 1999, and amended as of August 23, 2000, (the Asset Purchase Agreement) by and among U.S. Global, LLC (Global); Earthco; certain affiliates of Earthco; EFC Synfuel LLC (which was owned indirectly by Progress Energy, Inc.) and certain of its affiliates, including Solid Energy LLC; Solid Fuel LLC; Ceredo Synfuel LLC; Gulf Coast Synfuel LLC (renamed Sandy River Synfuel LLC) (collectively, the Progress Affiliates). Global has asserted (1) that pursuant to the Asset Purchase Agreement, it is entitled to an interest in two synthetic fuels facilities previously owned by the Progress Affiliates and an option to purchase additional interests in the two synthetic fuels facilities, (2) that it is entitled to damages because the Progress Affiliates prohibited it from procuring purchasers for the synthetic fuels facilities and (3) a number of tort claims are related to the contracts.

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

OTHER LITIGATION MATTERS

We and our subsidiaries are involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. Where appropriate, we have made accruals and disclosures to provide for such matters. In the opinion of management, the final disposition of pending litigation would not have a material adverse effect on our consolidated results of operations or financial position.

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

The Trust is a variable-interest entity for which we are not the primary beneficiary. Separate financial statements and other disclosures concerning the Trust have not been presented because we believe that such information is not material to investors.

Presented below are the condensed consolidating Statements of Income, Balance Sheets and Statements of Cash Flows as required by Rule 3-10 of Regulation S-X. In these condensed consolidating statements, the Parent column includes the financial results of the parent holding company only. The Subsidiary Guarantor column includes the consolidated financial results of Florida Progress only, which is primarily comprised of its wholly owned subsidiary PEF. The Non-Guarantor Subsidiary column includes the consolidated financial results of our wholly owned subsidiary PEC. The Other column includes the consolidated financial results of all other non-guarantor subsidiaries and elimination entries for all intercompany transactions. Financial statements for PEC and PEF are separately presented elsewhere in this Form 10-Q. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries. The financial information may not necessarily be indicative of results of operations or financial position had the subsidiary guarantor or other non-guarantor subsidiaries operated as independent entities.

Condensed Consolidating Statement of Income Three Months Ended June 30, 2009
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiary	Other	Progress Energy, Inc.
Operating revenues	$–	$1,236	$1,076	$–	$2,312
Operating expenses
Fuel used in electric generation	–	443	383	–	826
Purchased power	–	200	57	–	257
Operation and maintenance	2	204	283	(5)	484
Depreciation, amortization and accretion	–	105	118	3	226
Taxes other than on income	–	80	51	(1)	130
Other	–	8	2	–	10
Total operating expenses	2	1,040	894	(3)	1,933
Operating (loss) income	(2)	196	182	3	379
Other income (expense)
Interest income	3	1	1	(3)	2
Allowance for equity funds used during construction	–	29	7	–	36
Other, net	1	6	4	2	13
Total other income (expense), net	4	36	12	(1)	51
Interest charges
Interest charges	58	71	52	–	181
Allowance for borrowed funds used during construction	–	(9)	(3)	–	(12)
Total interest charges, net	58	62	49	–	169
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(56)	170	145	2	261
Income tax (benefit) expense	(26)	55	51	6	86
Equity in earnings of consolidated subsidiaries	204	–	–	(204)	–
Income (loss) from continuing operations	174	115	94	(208)	175
Discontinued operations, net of tax	–	–	–	(1)	(1)
Net income (loss)	174	115	94	(209)	174
Net loss (income) attributable to noncontrolling interests, net of tax	–	–	1	(1)	–
Net income (loss) attributable to controlling interests	$174	$115	$95	$(210)	$174

Condensed Consolidating Statement of Income Three Months Ended June 30, 2008
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiary	Other	Progress Energy, Inc.
Operating revenues	$–	$1,196	$1,048	$–	$2,244
Operating expenses
Fuel used in electric generation	–	373	323	–	696
Purchased power	–	258	72	–	330
Operation and maintenance	2	217	275	(6)	488
Depreciation, amortization and accretion	–	76	129	3	208
Taxes other than on income	–	76	49	–	125
Other	–	(4)	(5)	–	(9)
Total operating expenses	2	996	843	(3)	1,838
Operating (loss) income	(2)	200	205	3	406
Other income (expense)
Interest income	2	2	2	(1)	5
Allowance for equity funds used during construction	–	22	5	–	27
Other, net	(2)	–	6	(1)	3
Total other income (expense), net	–	24	13	(2)	35
Interest charges
Interest charges	50	52	52	–	154
Allowance for borrowed funds used during construction	–	(6)	(2)	–	(8)
Total interest charges, net	50	46	50	–	146
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(52)	178	168	1	295
Income tax (benefit) expense	(22)	53	64	–	95
Equity in earnings of consolidated subsidiaries	235	–	–	(235)	–
Income (loss) from continuing operations	205	125	104	(234)	200
Discontinued operations, net of tax	–	7	–	(2)	5
Net income (loss)	205	132	104	(236)	205
Net income (loss) attributable to controlling interests	$205	$132	$104	$(236)	$205

Condensed Consolidating Statement of Income Six Months Ended June 30, 2009
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiary	Other	Progress Energy, Inc.
Operating revenues	$–	$2,500	$2,254	$–	$4,754
Operating expenses
Fuel used in electric generation	–	955	825	–	1,780
Purchased power	–	360	114	–	474
Operation and maintenance	3	406	542	(14)	937
Depreciation, amortization and accretion	–	265	235	6	506
Taxes other than on income	–	168	105	–	273
Other	–	10	2	–	12
Total operating expenses	3	2,164	1,823	(8)	3,982
Operating (loss) income	(3)	336	431	8	772
Other income (expense)
Interest income	6	2	3	(5)	6
Allowance for equity funds used during construction	–	59	16	–	75
Other, net	8	6	(3)	1	12
Total other income (expense), net	14	67	16	(4)	93
Interest charges
Interest charges	110	143	109	(2)	360
Allowance for borrowed funds used during construction	–	(18)	(6)	–	(24)
Total interest charges, net	110	125	103	(2)	336
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(99)	278	344	6	529
Income tax (benefit) expense	(39)	76	122	12	171
Equity in earnings of consolidated subsidiaries	415	–	–	(415)	–
Income (loss) from continuing operations	355	202	222	(421)	358
Discontinued operations, net of tax	1	(1)	–	(1)	(1)
Net income (loss)	356	201	222	(422)	357
Net (income) loss attributable to noncontrolling interests, net of tax	–	(1)	1	(1)	(1)
Net income (loss) attributable to controlling interests	$356	$200	$223	$(423)	$356

Condensed Consolidating Statement of Income Six Months Ended June 30, 2008
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiary	Other	Progress Energy, Inc.
Operating revenues	$–	$2,194	$2,116	$–	$4,310
Operating expenses
Fuel used in electric generation	–	714	679	–	1,393
Purchased power	–	441	121	–	562
Operation and maintenance	2	420	523	(14)	931
Depreciation, amortization and accretion	–	152	255	7	414
Taxes other than on income	–	147	99	–	246
Other	–	(2)	(6)	1	(7)
Total operating expenses	2	1,872	1,671	(6)	3,539
Operating (loss) income	(2)	322	445	6	771
Other income (expense)
Interest income	6	2	7	(3)	12
Allowance for equity funds used during construction	–	40	10	–	50
Other, net	(2)	(3)	5	(2)	(2)
Total other income (expense), net	4	39	22	(5)	60
Interest charges
Interest charges	98	109	110	(2)	315
Allowance for borrowed funds used during construction	–	(12)	(4)	–	(16)
Total interest charges, net	98	97	106	(2)	299
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(96)	264	361	3	532
Income tax (benefit) expense	(40)	80	134	5	179
Equity in earnings of consolidated subsidiaries	470	–	–	(470)	–
Income (loss) from continuing operations	414	184	227	(472)	353
Discontinued operations, net of tax	–	64	–	2	66
Net income (loss)	414	248	227	(470)	419
Net income attributable to noncontrolling interests, net of tax	–	(5)	–	–	(5)
Net income (loss) attributable to controlling interests	$414	$243	$227	$(470)	$414

Condensed Consolidating Balance Sheet June 30, 2009
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiary	Other	Progress Energy, Inc.
ASSETS
Utility plant, net	$–	$9,286	$9,570	$118	$18,974
Current assets
Cash and cash equivalents	365	68	18	1	452
Notes receivable from affiliated companies	363	100	130	(593)	–
Regulatory assets	–	278	148	–	426
Derivative collateral posted	–	294	8	–	302
Income taxes receivable	1	35	32	4	72
Prepayments and other current assets	4	1,235	1,197	17	2,453
Total current assets	733	2,010	1,533	(571)	3,705
Deferred debits and other assets
Investment in consolidated subsidiaries	12,519	–	–	(12,519)	–
Regulatory assets	–	1,376	1,247	–	2,623
Goodwill	–	–	–	3,655	3,655
Other assets and deferred debits	165	629	1,026	97	1,917
Total deferred debits and other assets	12,684	2,005	2,273	(8,767)	8,195
Total assets	$13,417	$13,301	$13,376	$(9,220)	$30,874
CAPITALIZATION AND LIABILITIES
Equity
Common stock equity	$9,289	$4,067	$4,354	$(8,421)	$9,289
Noncontrolling interests	–	3	3	–	6
Total equity	9,289	4,070	4,357	(8,421)	9,295
Preferred stock of subsidiaries	–	34	59	–	93
Long-term debt, affiliate	–	309	–	(37)	272
Long-term debt, net	3,243	3,882	3,709	–	10,834
Total capitalization	12,532	8,295	8,125	(8,458)	20,494
Current liabilities
Current portion of long-term debt	100	300	–	–	400
Short-term debt	500	–	–	–	500
Notes payable to affiliated companies	–	623	–	(623)	–
Other current liabilities	250	1,382	736	(50)	2,318
Total current liabilities	850	2,305	736	(673)	3,218
Deferred credits and other liabilities
Noncurrent income tax liabilities	–	174	1,162	(395)	941
Regulatory liabilities	–	1,077	1,082	117	2,276
Other liabilities and deferred credits	35	1,450	2,271	189	3,945
Total deferred credits and other liabilities	35	2,701	4,515	(89)	7,162
Total capitalization and liabilities	$13,417	$13,301	$13,376	$(9,220)	$30,874

Condensed Consolidating Balance Sheet December 31, 2008
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiary	Other	Progress Energy, Inc.
ASSETS
Utility plant, net	$–	$8,790	$9,385	$118	$18,293
Current assets
Cash and cash equivalents	88	73	18	1	180
Notes receivable from affiliated companies	34	44	55	(133)	–
Regulatory assets	–	326	207	–	533
Derivative collateral posted	–	335	18	–	353
Income taxes receivable	34	56	98	6	194
Prepayments and other current assets	14	1,082	1,174	(10)	2,260
Total current assets	170	1,916	1,570	(136)	3,520
Deferred debits and other assets
Investment in consolidated subsidiaries	11,924	–	–	(11,924)	–
Regulatory assets	–	1,324	1,243	–	2,567
Goodwill	–	–	–	3,655	3,655
Other assets and deferred debits	155	613	967	103	1,838
Total deferred debits and other assets	12,079	1,937	2,210	(8,166)	8,060
Total assets	$12,249	$12,643	$13,165	$(8,184)	$29,873
CAPITALIZATION AND LIABILITIES
Equity
Common stock equity	$8,687	$3,519	$4,301	$(7,820)	$8,687
Noncontrolling interests	–	3	4	(1)	6
Total equity	8,687	3,522	4,305	(7,821)	8,693
Preferred stock of subsidiaries	–	34	59	–	93
Long-term debt, affiliate	–	309	–	(37)	272
Long-term debt, net	2,696	4,182	3,509	–	10,387
Total capitalization	11,383	8,047	7,873	(7,858)	19,445
Current liabilities
Short-term debt	569	371	110	–	1,050
Notes payable to affiliated companies	–	206	–	(206)	–
Other current liabilities	251	1,344	855	(14)	2,436
Total current liabilities	820	1,921	965	(220)	3,486
Deferred credits and other liabilities
Noncurrent income tax liabilities	1	118	1,111	(412)	818
Regulatory liabilities	–	1,076	987	118	2,181
Other liabilities and deferred credits	45	1,481	2,229	188	3,943
Total deferred credits and other liabilities	46	2,675	4,327	(106)	6,942
Total capitalization and liabilities	$12,249	$12,643	$13,165	$(8,184)	$29,873

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2009
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiary	Other	Progress Energy, Inc.
Net cash provided (used) by operating activities	$169	$454	$646	$(174)	$1,095
Investing activities
Gross property additions	–	(770)	(402)	–	(1,172)
Nuclear fuel additions	–	(18)	(42)	–	(60)
Purchases of available-for-sale securities and other investments	–	(420)	(517)	(45)	(982)
Proceeds from available-for-sale securities and other investments	–	423	492	45	960
Changes in advances to affiliated companies	(329)	(56)	(75)	460	–
Contributions to consolidated subsidiaries	(347)	–	–	347	–
Return of investment in consolidated subsidiaries	12	–	–	(12)	–
Other investing activities	–	(1)	–	(2)	(3)
Net cash (used) provided by investing activities	(664)	(842)	(544)	793	(1,257)
Financing activities
Issuance of common stock	545	–	–	–	545
Dividends paid on common stock	(347)	–	–	–	(347)
Dividends paid to parent	–	(1)	(200)	201	–
Payments of short-term debt with original maturities greater than 90 days	(29)	–	–	–	(29)
Net decrease in short-term debt	(140)	(371)	(110)	–	(621)
Proceeds from issuance of long-term debt, net	742	–	595	–	1,337
Retirement of long-term debt	–	–	(400)	–	(400)
Cash distributions to noncontrolling interests	–	(3)	–	(1)	(4)
Changes in advances from affiliated companies	–	417	–	(417)	–
Contributions from parent	–	343	15	(358)	–
Other financing activities	1	(2)	(2)	(44)	(47)
Net cash provided (used) by financing activities	772	383	(102)	(619)	434
Net increase (decrease) in cash and cash equivalents	277	(5)	–	–	272
Cash and cash equivalents at beginning of period	88	73	18	1	180
Cash and cash equivalents at end of period	$365	$68	$18	$1	$452

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2008
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiary	Other	Progress Energy, Inc.
Net cash (used) provided by operating activities	$(53)	$856	$563	$(9)	$1,357
Investing activities
Gross property additions	–	(921)	(331)	(8)	(1,260)
Nuclear fuel additions	–	(1)	(42)	–	(43)
Proceeds from sales of discontinued operations and other assets, net of cash divested	–	61	4	(1)	64
Proceeds from sales of assets to affiliated companies	–	10	–	(10)	–
Purchases of available-for-sale securities and other investments	–	(418)	(337)	(81)	(836)
Proceeds from available-for-sale securities and other investments	–	418	321	77	816
Changes in advances to affiliated companies	129	31	(39)	(121)	–
Contributions to consolidated subsidiaries	(98)	–	–	98	–
Return of investment in consolidated subsidiaries	–	10	–	(10)	–
Other investing activities	(7)	3	(10)	(1)	(15)
Net cash provided (used) by investing activities	24	(807)	(434)	(57)	(1,274)
Financing activities
Issuance of common stock	42	–	–	–	42
Dividends paid on common stock	(320)	–	–	–	(320)
Dividends paid to parent	–	(3)	–	3	–
Payments of short-term debt with original maturities greater than 90 days	(176)	–	–	–	(176)
Net increase in short-term debt	318	–	–	–	318
Proceeds from issuance of long-term debt, net	–	1,476	322	–	1,798
Retirement of long-term debt	–	(127)	(300)	–	(427)
Cash distributions to noncontrolling interests	–	(85)	–	–	(85)
Changes in advances from affiliated companies	–	(56)	(154)	210	–
Contributions from parent	–	85	14	(99)	–
Other financing activities	–	1	(18)	(48)	(65)
Net cash (used) provided by financing activities	(136)	1,291	(136)	66	1,085
Net (decrease) increase in cash and cash equivalents	(165)	1,340	(7)	–	1,168
Cash and cash equivalents at beginning of period	185	43	25	2	255
Cash and cash equivalents at end of period	$20	$1,383	$18	$2	$1,423

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PROGRESS ENERGY

RESULTS OF OPERATIONS

In this section, earnings and the factors affecting earnings for the three and six months ended June 30, 2009, are compared to the same period in 2008. The discussion begins with a summarized overview of our consolidated earnings, which is followed by a more detailed discussion and analysis by business segment.

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

OVERVIEW

For the three months ended June 30, 2009, our net income attributable to controlling interests was $174 million, or $0.62 per share, compared to net income attributable to controlling interests of $205 million, or $0.78 per share, for the same period in 2008. For the three months ended June 30, 2009, our income from continuing operations was $175 million compared to $200 million for the same period in 2008. The decrease in income from continuing operations as compared to prior year was primarily due to:

•	unfavorable net retail customer growth and usage at the Utilities;
•	higher interest expense at PEF; and
•	lower wholesale revenues at the Utilities.

Offsetting these items was:

•	lower depreciation expense associated with PEC’s accelerated cost-recovery program for nuclear generating assets recognized during 2008.

For the six months ended June 30, 2009, our net income attributable to controlling interests was $356 million, or $1.28 per share, compared to net income attributable to controlling interests of $414 million, or $1.59 per share, for the same period in 2008. For the six months ended June 30, 2009, our income from continuing operations was $358 million compared to $353 million for the same period in 2008. The increase in income from continuing operations as compared to prior year was primarily due to:

•	favorable allowance for funds used during construction (AFUDC) equity at the Utilities;
•	favorable weather at the Utilities; and
•
lower depreciation and amortization expense at PEC related to North Carolina Clean Smokestacks Act (Clean Smokestacks Act) amortization expense and depreciation expense associated with the accelerated cost-recovery program for nuclear generating assets recognized during 2008.

Offsetting these items were:

•	unfavorable net retail customer growth and usage at the Utilities; and
•	higher interest expense at PEF.

Our segments contributed the following profits or losses for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Business Segment
PEC	$95	$104	$222	$226
PEF	119	125	207	191
Total segment profit	214	229	429	417
Corporate and Other	(39)	(29)	(71)	(64)
Income from continuing operations	175	200	358	353
Discontinued operations, net of tax	(1)	5	(1)	66
Net income attributable to noncontrolling interests, net of tax	–	–	(1)	(5)
Net income attributable to controlling interests	$174	$205	$356	$414

PROGRESS ENERGY CAROLINAS

PEC contributed segment profits of $95 million and $104 million for the three months ended June 30, 2009 and 2008, respectively. The decrease in profits for the three months ended June 30, 2009, compared to the same period in 2008, was primarily due to lower wholesale revenues and unfavorable net retail customer growth and usage, primarily in the industrial customer class, partially offset by the impact of lower depreciation expense.

PEC contributed segment profits of $222 million and $226 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in profits for the six months ended June 30, 2009, compared to the same period in 2008, was primarily due to higher operation and maintenance expenses (O&M), unfavorable net retail customer growth and usage, primarily in the industrial customer class, and lower wholesale revenues, partially offset by lower depreciation and amortization expense and the favorable impact of weather.

The revenue tables that follow present the total amount and percentage change of revenues excluding fuel and other pass-through revenues. Revenues excluding fuel and other pass-through revenues is defined as total electric revenues less fuel and other pass-through revenues. We and PEC consider revenues excluding fuel and other pass-through revenues a useful measure to evaluate PEC’s electric operations because fuel and other pass-through revenues primarily represent the recovery of fuel and a portion of purchased power expenses and other pass-through expenses through cost-recovery clauses and, therefore, do not have a material impact on earnings. Pass-through revenues do not include the revenues associated with the return on asset component of demand-side management (DSM), energy-efficiency and renewable energy clause revenues as these revenues will have an impact on reported earnings. We and PEC have included the analysis below as a complement to the financial information we provide in accordance with accounting principles generally accepted in the United States of America (GAAP). However, revenues excluding fuel and other pass-through revenues is not defined under GAAP, and the presentation may not be comparable to other companies’ presentation or more useful than the GAAP information provided elsewhere in this report.

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

REVENUES

PEC’s electric revenues for the three months ended June 30, 2009 and 2008, and the amount and percentage change by customer class were as follows:

(in millions)	Three Months Ended June 30,
Customer Class	2009	Change	% Change	2008
Residential	$367	$33	9.9	$334
Commercial	288	19	7.1	269
Industrial	172	(15)	(8.0)	187
Governmental	26	3	13.0	23
Unbilled	31	7	–	24
Total retail revenues	884	47	5.6	837
Wholesale	165	(24)	(12.7)	189
Miscellaneous	27	5	22.7	22
Total electric revenues	1,076	28	2.7	1,048
Less: Fuel and other pass-through revenues	(430)	(45)	–	(385)
Revenues excluding fuel and other pass-through revenues	$646	$(17)	(2.6)	$663

PEC’s revenues, excluding fuel and other pass-through revenues of $430 million and $385 million for the three months ended June 30, 2009 and 2008, respectively, decreased $17 million. The decrease in revenues, excluding fuel and other pass-through revenues, was primarily due to $16 million lower wholesale revenues, and $14 million unfavorable impact of net retail customer growth and usage, primarily in the industrial customer class, partially offset by $9 million favorable impact of weather. Lower wholesale revenues, excluding fuel and other pass-through revenues, were primarily due to lower energy rates with a major customer. The unfavorable impact of net retail customer growth and usage was driven by a decrease in the average usage per retail customer, partially offset by a net 15,000 increase in the average number of customers for the three months ended June 30, 2009, compared to the same period in 2008. However, PEC’s rate of residential growth has declined as PEC’s average number of customers for the three months ended June 30, 2008, compared to the same period in 2007, increased a net 25,000 customers. The favorable impact of weather was driven by 13 percent higher cooling degree days than 2008. Cooling degree days were higher than normal in both 2009 and 2008.

PEC’s electric energy sales for the three months ended June 30, 2009 and 2008, and the amount and percentage change by customer class were as follows:

(in millions of kWh)	Three Months Ended June 30,
Customer Class	2009	Change	% Change	2008
Residential	3,591	5	0.1	3,586
Commercial	3,290	(94)	(2.8)	3,384
Industrial	2,562	(560)	(17.9)	3,122
Governmental	357	22	6.6	335
Unbilled	634	389	–	245
Total retail kWh sales	10,434	(238)	(2.2)	10,672
Wholesale	3,259	(182)	(5.3)	3,441
Total kWh sales	13,693	(420)	(3.0)	14,113

Many of the manufacturers in PEC’s service territory have been adversely impacted by the recession, and we expect continued industrial sales weakness until the broader economy recovers.  PEC’s industrial kilowatt-hours (kWh) sales have decreased 17.9 percent from 2008, primarily due to reductions in textile manufacturing in the Carolinas as a result of global competition and domestic consolidation as well as a downturn in the lumber and building materials segment as a result of declines in construction activities. However, sales to the chemical segment, now our largest industrial segment, have slightly increased. While industrial kWh sales have decreased 17.9 percent from 2008, industrial revenues have only decreased 8.0 percent due in part to increased fuel revenues and the demand charges component of industrial revenues.

Retail revenues increased for the three months ended June 30, 2009, despite a decrease in retail kWh sales for the same period primarily due to the impact of increased fuel revenues as a result of higher fuel rates.

Wholesale kWh sales decreased for the three months ended June 30, 2009, primarily due to decreased excess generation sales resulting from unfavorable market dynamics. In June 2009, PEC executed a contract extension with its largest municipal wholesale customer, Public Works Commission of the City of Fayetteville, N.C. The 20-year agreement extends the current contract, representing more than 500 megawatts (MW) of electricity load, through 2032.

PEC has experienced a decline in the rate of residential sales growth and in its commercial and industrial kWh sales due to the current recession in the United States. We cannot predict how long the recession may last or the extent to which it may impact revenues. In the future, PEC’s customer usage could be impacted by customer response to energy-efficiency programs and to increased rates.

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

Fuel and purchased power expenses were $440 million for the three months ended June 30, 2009, which represents a $45 million increase compared to the same period in 2008. Fuel used in electric generation increased $60 million to $383 million primarily due to $40 million higher deferred fuel expense and the $20 million net impact of higher fuel costs. The increase in deferred fuel expense was primarily due to the implementation of new fuel rates in North Carolina. The higher fuel costs are primarily due to higher coal prices and a change in generation mix, partially offset by lower system requirements. Purchased power expense decreased $15 million to $57 million compared to the same period in 2008 primarily due to lower purchases resulting from higher relative fuel pricing.

Operation and Maintenance

O&M expense was $283 million for the three months ended June 30, 2009, which represents an $8 million increase compared to the same period in 2008. This increase is primarily due to higher net nuclear plant outage and maintenance costs.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense was $118 million for the three months ended June 30, 2009, which represents an $11 million decrease compared to the same period in 2008. Depreciation, amortization and accretion expense decreased primarily due to the $15 million depreciation associated with the accelerated cost-recovery program for nuclear generating assets recognized during 2008, partially offset by the $4 million impact of depreciable asset base increases. The North Carolina jurisdictional aggregate minimum amount of accelerated cost recovery has been met and the South Carolina jurisdictional obligation was terminated by the Public Service Commission of South Carolina (SCPSC). PEC does not anticipate recording additional accelerated depreciation in the North Carolina jurisdiction, but will record depreciation over the remaining useful life of the assets.

Other

Other operating expenses consisted of losses of $2 million and gains of $5 million for the three months ended June 30, 2009 and 2008, respectively, primarily due to land sales in 2008.

Income Tax Expense

Income tax expense decreased $13 million for the three months ended June 30, 2009, as compared to the same period in 2008, primarily due to the $9 million impact of lower pre-tax income and the $3 million impact of tax levelization. GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. PEC’s income tax expense was decreased by $1 million for the three months ended June 30, 2009, compared to an increase of $2 million for the three months ended June 30, 2008, in order to maintain an effective tax rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

REVENUES

PEC’s electric revenues for the six months ended June 30, 2009 and 2008, and the amount and percentage change by customer class were as follows:

(in millions)	Six Months Ended June 30,
Customer Class	2009	Change	% Change	2008
Residential	$879	$119	15.7	$760
Commercial	578	47	8.9	531
Industrial	336	(19)	(5.4)	355
Governmental	52	6	13.0	46
Unbilled	(7)	(14)	–	7
Total retail revenues	1,838	139	8.2	1,699
Wholesale	358	(12)	(3.2)	370
Miscellaneous	58	12	26.1	46
Total electric revenues	2,254	139	6.6	2,115
Less: Fuel and other pass-through revenues	(909)	(137)	–	(772)
Revenues excluding fuel and other pass-through revenues	$1,345	$2	0.1	$1,343

PEC’s revenues, excluding fuel and other pass-through revenues of $909 million and $772 million for the six months ended June 30, 2009 and 2008, respectively, increased $2 million. The increase in revenues, excluding fuel and other pass-through revenues, was primarily due to the $22 million favorable impact of weather and $12 million higher miscellaneous revenues, partially offset by $19 million unfavorable impact of net retail customer growth and usage, primarily in the industrial customer class, and $12 million lower wholesale revenues. The favorable impact of weather was driven by higher cooling and heating degree days than 2008. Cooling degree days were 22 percent higher than normal in 2009 compared to 5 percent higher than normal in 2008. Higher miscellaneous revenues were primarily due to higher transmission revenues resulting from the Open Access Transmission Tariff rates that went into effect on July 1, 2008. The unfavorable impact of net retail customer growth and usage was driven by a decrease in the average usage per retail customer, partially offset by a net 16,000 increase in the average number of customers for the six months ended June 30, 2009, compared to the same period in 2008. Lower wholesale revenues, excluding fuel and other pass-through revenues, were primarily due to lower energy rates with a major customer and lower excess generation sales due to unfavorable market dynamics and higher relative fuel costs.

PEC’s electric energy sales for the six months ended June 30, 2009 and 2008, and the amount and percentage change by customer class were as follows:

(in millions of kWh)	Six Months Ended June 30,
Customer Class	2009	Change	% Change	2008
Residential	8,729	465	5.6	8,264
Commercial	6,605	(57)	(0.9)	6,662
Industrial	4,982	(912)	(15.5)	5,894
Governmental	700	32	4.8	668
Unbilled	170	166	–	4
Total retail kWh sales	21,186	(306)	(1.4)	21,492
Wholesale	6,935	(278)	(3.9)	7,213
Total kWh sales	28,121	(584)	(2.0)	28,705

Retail revenues increased for the six months ended June 30, 2009, despite a decrease in retail kWh sales for the same period primarily due to the impact of increased fuel revenues as a result of higher fuel rates. PEC’s industrial kWh sales have decreased 15.5 percent from 2008, primarily due to reductions in textile manufacturing in the Carolinas as a result of global competition and domestic consolidation as well as a downturn in the lumber and building materials segment as a result of declines in construction. However, sales to the chemical segment, now our largest industrial segment, have slightly increased. Many of the manufacturers in PEC’s service territory have been adversely impacted by the recession, and we expect continued industrial sales weakness until the broader economy recovers. While industrial kWh sales have decreased 15.5 percent from 2008, industrial revenues have only decreased 5.4 percent due in part to increased fuel revenues and the demand charges component of industrial revenues.

Wholesale kWh sales decreased for the six months ended June 30, 2009, primarily due to decreased excess generation sales resulting from unfavorable market dynamics. As previously discussed, PEC executed a contract extension with its largest municipal wholesale customer through 2032.

As previously discussed, PEC has been, and may continue to be, impacted by the current recession in the United States.

EXPENSES

Fuel and Purchased Power

Fuel and purchased power expenses were $939 million for the six months ended June 30, 2009, which represents a $139 million increase compared to the same period in 2008. Fuel used in electric generation increased $146 million to $825 million primarily due to the $90 million net impact of higher fuel costs and $56 million higher deferred fuel expense. The higher fuel costs are primarily due to higher coal prices and an unfavorable change in generation mix, partially offset by lower system requirements. The increase in deferred fuel expense was primarily due to the implementation of new fuel rates in North Carolina. Purchased power expense decreased $7 million to $114 million compared to the same period in 2008 primarily due to lower co-generation of $18 million, partially offset by an increase in interchange purchases of $5 million and purchases from renewable energy sources of $7 million. The lower co-generation purchases were primarily due to higher relative fuel pricing. The increase in interchange purchases was primarily due to plant outages in 2009.

Operation and Maintenance

O&M expense was $542 million for the six months ended June 30, 2009, which represents a $19 million increase compared to the same period in 2008. This increase is primarily due to $22 million higher net nuclear plant outage and maintenance costs, as a result of two nuclear refueling and maintenance outages in the current year compared to one in the prior year.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense was $235 million for the six months ended June 30, 2009, which represents a $20 million decrease compared to the same period in 2008. Depreciation, amortization and accretion expense decreased primarily due to the $15 million of Clean Smokestacks Act amortization and the $15 million of depreciation associated with the accelerated cost-recovery program for nuclear generating assets recognized during 2008, partially offset by the $8 million impact of depreciable asset base increases. In accordance with a regulatory order, PEC ceased to amortize Clean Smokestack Act compliance costs, but will record depreciation over the useful life of the assets. As previously discussed, PEC does not anticipate recording additional accelerated depreciation.

Taxes Other Than on Income

Taxes other than on income was $105 million for the six months ended June 30, 2009, which represents a $6 million increase compared to the same period in 2008. This increase is primarily due to an increase in gross receipts taxes due to higher retail revenues. Gross receipts taxes are collected from customers and recorded as revenues and then remitted to the applicable taxing authority. Therefore, these taxes have no material impact on earnings.

Other

Other operating expenses consisted of losses of $2 million and gains of $6 million for the six months ended June 30, 2009 and 2008, respectively, primarily due to land sales in 2008.

Total Other Income, Net

Total other income, net was $16 million for the six months ended June 30, 2009, which represents a $6 million decrease compared to the same period in 2008. This decrease is primarily due to losses on a balanced billing program of $6 million and lower interest income of $4 million, partially offset by favorable AFUDC equity of $6 million.

Income Tax Expense

Income tax expense decreased $12 million for the six months ended June 30, 2009, as compared to the same period in 2008, primarily due to the $7 million impact of lower pre-tax income and $5 million of favorable tax benefit related to a deduction triggered by the transfer of previously funded amounts from nonqualified nuclear decommissioning trust (NDT) funds to qualified NDT funds.

PROGRESS ENERGY FLORIDA

PEF contributed segment profits of $119 million and $125 million for the three months ended June 30, 2009 and 2008, respectively. The decrease in profits for the three months ended June 30, 2009, compared to the same period in 2008, was primarily due to higher interest expense, the unfavorable impact of net retail customer growth and usage and the regulatory disallowance of fuel costs, partially offset by favorable AFUDC equity, favorable returns on nuclear and environmental cost recovery clause (ECRC) assets, higher other income and the favorable impact of interim and limited rate relief (See Note 4B).

PEF contributed segment profits of $207 million and $191 million for the six months ended June 30, 2009 and 2008, respectively. The increase in profits for the six months ended June 30, 2009, compared to the same period in 2008, was primarily due to favorable AFUDC equity, the favorable impact of weather, lower income tax expense resulting from the deduction related to NDT funds and higher wholesale revenues, partially offset by higher interest expense and the unfavorable impact of net retail customer growth and usage.

The revenue tables that follow present the total amount and percentage change of revenues excluding fuel and other pass-through revenues. Revenues excluding fuel and other pass-through revenues is defined as total electric revenues less fuel and other pass-through revenues. We and PEF consider revenues excluding fuel and other pass-through revenues a useful measure to evaluate PEF’s electric operations because fuel and other pass-through revenues primarily represent the recovery of fuel, purchased power and other pass-through expenses through cost-recovery clauses and, therefore, do not have a material impact on earnings. Pass-through revenues do not include the revenues associated with the return on asset component of nuclear and ECRC revenues as these revenues will have an impact on reported earnings. We and PEF have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, revenues excluding fuel and other pass-through revenues is not defined under GAAP, and the presentation may not be comparable to other companies’ presentation or more useful than the GAAP information provided elsewhere in this report.

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

REVENUES

PEF’s electric revenues for the three months ended June 30, 2009 and 2008, and the amount and percentage change by customer class were as follows:

(in millions)	Three Months Ended June 30,
Customer Class	2009	Change	% Change	2008
Residential	$592	$39	7.1	$553
Commercial	315	34	12.1	281
Industrial	79	(1)	(1.3)	80
Governmental	83	13	18.6	70
Unbilled	31	8	–	23
Total retail revenues	1,100	93	9.2	1,007
Wholesale	89	(56)	(38.6)	145
Miscellaneous	45	3	7.1	42
Total electric revenues	1,234	40	3.4	1,194
Less: Fuel and other pass-through revenues	(768)	(39)	–	(729)
Revenues excluding fuel and other pass-through revenues	$466	$1	0.2	$465

PEF’s revenues, excluding fuel and other pass-through revenues of $768 million and $729 million for the three months ended June 30, 2009 and 2008, respectively, increased $1 million. The increase in revenues, excluding fuel and other pass-through revenues, was primarily due to the $7 million favorable impact of interim and limited rate relief (See Note 4B), and $6 million increased revenues related to returns on nuclear and ECRC assets, offset by the $15 million unfavorable impact of retail customer growth and usage. In addition to lower average usage per customer, PEF's average number of customers for the three months ended June 30, 2009, compared to the same period in 2008, decreased a net 8,000 customers. In comparison, PEF's average number of customers for the three years ended June 30, 2008, compared to the same period in 2007, increased a net 2,000 customers.

PEF’s electric energy sales for the three months ended June 30, 2009 and 2008, and the amount and percentage change by customer class were as follows:

(in millions of kWh)	Three Months Ended June 30,
Customer Class	2009	Change	% Change	2008
Residential	4,508	(247)	(5.2)	4,755
Commercial	2,948	(121)	(3.9)	3,069
Industrial	832	(177)	(17.5)	1,009
Governmental	805	5	0.6	800
Unbilled	703	76	–	627
Total retail kWh sales	9,796	(464)	(4.5)	10,260
Wholesale	960	(1,058)	(52.4)	2,018
Total kWh sales	10,756	(1,522)	(12.4)	12,278

The current recession and general housing downturn in the United States has continued to contribute to a slowdown in customer growth and usage in PEF’s service territory resulting in a 4.5 percent decrease in retail kWh sales for the three months ended June 30, 2009, compared to the same period in 2008.  The impact of the general housing downturn was especially severe in several states, including Florida.  Consequently, PEF's residential kWh sales decreased 5.2 percent compared to the same period in 2008.  We cannot predict how long the recession and housing downturn may last or the extent to which revenues may be impacted.  In the future, PEF's customer usage could be impacted by customer response to energy-efficiency programs and to increased rates.

Retail revenues increased for the three months ended June 30, 2009, despite a decrease in kWh sales for the same period primarily due to the impact of increased fuel revenues as a result of higher fuel rates and the recovery of nuclear costs in accordance with a regulatory order issued in late 2008.

Wholesale revenues decreased for the three months ended June 30, 2009, primarily due to decreased fuel revenues. Wholesale kWh sales decreased for the three months ended June 30, 2009, primarily due to market conditions in which wholesale customers fulfilled a portion of their system requirements from other sources.

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

Fuel and purchased power expenses were $643 million for the three months ended June 30, 2009, which represents a $12 million increase compared to the same period in 2008. Fuel used in electric generation increased $70 million to $443 million compared to the same period in 2008. This increase was primarily due to higher deferred fuel expense of $167 million driven by the implementation of new fuel rates, partially offset by decreased current year fuel costs of $98 million. The decrease in current year fuel costs was primarily due to lower system requirements. Purchased power expense decreased $58 million to $200 million compared to the same period in 2008. This decrease was primarily due to a decrease in interchange purchases of $36 million resulting from lower system requirements and a decrease in the recovery of deferred capacity costs of $17 million.

Operation and Maintenance

O&M expense was $204 million for the three months ended June 30, 2009, which represents a $13 million decrease when compared to the same period in 2008. O&M expense decreased $30 million due to the storm damage reserve replenishment surcharge that ended in July 2008, partially offset by $18 million higher ECRC costs due to increased rates resulting primarily from the recovery of emission allowances. The replenishment of storm damage reserves and ECRC expenses are recovered through cost-recovery clauses and, therefore, have no material impact on earnings. In aggregate, O&M expenses recoverable through base rates decreased $3 million compared to the same period in 2008.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense was $105 million for the three months ended June 30, 2009, which represents a $29 million increase compared to the same period in 2008. Depreciation, amortization and accretion expense increased primarily due to $23 million higher nuclear cost-recovery amortization which began in January 2009 in accordance with a 2008 regulatory order. The nuclear cost-recovery amortization is recovered through a cost-recovery clause and, therefore, has no material impact on earnings. In aggregate, depreciation, amortization and accretion expenses recoverable through base rates increased $4 million compared to the same period in 2008.

Taxes Other Than on Income

Taxes other than on income was $80 million for the three months ended June 30, 2009, which represents a $4 million increase compared to the same period in 2008. This increase is primarily due to an unfavorable increase in gross receipts and franchise taxes due to higher retail revenues. Gross receipts and franchise taxes are collected from customers and recorded as revenues and then remitted to the applicable taxing authority. Therefore, these taxes have no material impact on earnings.

Other

Other operating expenses of $7 million for the three months ended June 30, 2009, compared to other operating income of $4 million for the same period in 2008, represents an $11 million change, primarily due to the $8 million regulatory disallowance of fuel costs (See Note 4B) and the $4 million prior year gain on land sales.

Total Other Income, Net

Total other income, net was $36 million for the three months ended June 30, 2009, which represents a $13 million increase compared to the same period in 2008. This increase was primarily due to $7 million of favorable AFUDC equity related to eligible construction project costs and $4 million investment gains on certain employee benefit trusts resulting from improved financial market conditions.

Total Interest Charges, net

Total interest charges, net was $55 million for the three months ended June 30, 2009, which represents a $16 million increase compared to the same period in 2008. This increase was primarily due to $13 million higher interest as a result of higher average debt outstanding and the prior year interest benefit of $7 million resulting from the resolution of tax matters, partially offset by $3 million favorable AFUDC debt related to eligible construction projects.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

REVENUES

PEF’s electric revenues for the six months ended June 30, 2009 and 2008, and the amount and percentage change by customer class were as follows:

(in millions)	Six Months Ended June 30,
Customer Class	2009	Change	% Change	2008
Residential	$1,217	$201	19.8	$1,016
Commercial	619	95	18.1	524
Industrial	163	15	10.1	148
Governmental	166	29	21.2	137
Unbilled	30	4	–	26
Total retail revenues	2,195	344	18.6	1,851
Wholesale	212	(40)	(15.9)	252
Miscellaneous	89	2	2.3	87
Total electric revenues	2,496	306	14.0	2,190
Less: Fuel and other pass-through revenues	(1,609)	(275)	–	(1,334)
Revenues excluding fuel and other pass-through revenues	$887	$31	3.6	$856

PEF’s revenues, excluding fuel and other pass-through revenues of $1.609 billion and $1.334 billion for the six months ended June 30, 2009 and 2008, respectively, increased $31 million. The increase in revenues, excluding fuel and other pass-through revenues, was primarily due to the $19 million favorable impact of weather, $15 million higher wholesale revenues, $15 million increased revenues related to returns on nuclear and ECRC assets, and the $7 million favorable impact of interim and limited rate relief (See Note 4B), partially offset by the $26 million unfavorable impact of retail customer growth and usage. The favorable impact of weather was primarily driven by 37 percent higher heating degree days than 2008. Heating degree days were 2 percent higher than normal in 2009 and 26 percent lower than normal in 2008. Wholesale revenues, excluding fuel and other pass-through revenues, increased primarily due to increased capacity charges from new and amended contracts.

As discussed previously, PEF has experienced a slowdown in customer growth and usage in its service territory. In addition to lower average usage per customer, PEF’s average number of customer for the six months ended June 30, 2009, compared to the same period in 2008, decreased a net 8,000 customers. In comparison, PEF’s average number of customers for the six months ended June 30, 2008, compared to the same period in 2007, increased a net 4,000 customers.

PEF’s electric energy sales for the six months ended June 30, 2009 and 2008, and the amount and percentage change by customer class were as follows:

(in millions of kWh)	Six Months Ended June 30,
Customer Class	2009	Change	% Change	2008
Residential	8,795	35	0.4	8,760
Commercial	5,502	(227)	(4.0)	5,729
Industrial	1,623	(251)	(13.4)	1,874
Governmental	1,537	(30)	(1.9)	1,567
Unbilled	688	(8)	–	696
Total retail kWh sales	18,145	(481)	(2.6)	18,626
Wholesale	2,012	(1,547)	(43.5)	3,559
Total kWh sales	20,157	(2,028)	(9.1)	22,185

Retail revenues increased for the six months ended June 30, 2009, despite a decrease in kWh sales for the same period primarily due to the impact of increased fuel revenues as a result of higher fuel rates and the recovery of nuclear costs in accordance with a regulatory order issued in late 2008.

Wholesale revenues decreased for the six months ended June 30, 2009, primarily due to decreased fuel revenues. Wholesale kWh sales decreased for the six months ended June 30, 2009, primarily due to market conditions in which wholesale customers fulfilled a portion of their system requirements from other sources.

EXPENSES

Fuel and Purchased Power

Fuel and purchased power expenses were $1.315 billion for the six months ended June 30, 2009, which represents a $160 million increase compared to the same period in 2008. Fuel used in electric generation increased $241 million to $955 million compared to the same period in 2008. This increase was primarily due to higher deferred fuel expense of $260 million driven by the implementation of new fuel rates. Purchased power expense decreased $81 million to $360 million compared to the same period in 2008. This decrease was primarily due to a decrease in interchange purchases of $56 million resulting from lower system requirements and a decrease in the recovery of deferred capacity costs of $25 million.

Operation and Maintenance

O&M expense was $406 million for the six months ended June 30, 2009, which represents a $14 million decrease when compared to the same period in 2008. O&M expense decreased $55 million due to the storm damage reserve replenishment surcharge that ended in July 2008, partially offset by $33 million higher ECRC costs due to increased rates resulting primarily from the recovery of emission allowances and higher pension costs of $11 million. The replenishment of storm damage reserves and ECRC expenses are recovered through cost-recovery clauses and, therefore, have no material impact on earnings. Pension costs are higher due to a $9 million pension credit in the prior year. Substantially all of 2009’s pension expense has been deferred as approved by the Florida Public Service Commission (FPSC) (See Note 4B). In aggregate, O&M expenses recoverable through base rates increased $3 million compared to the same period in 2008.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense was $265 million for the six months ended June 30, 2009, which represents a $113 million increase compared to the same period in 2008. Depreciation, amortization and accretion expense increased primarily due to $104 million higher nuclear cost-recovery amortization which began in January 2009 in accordance with a 2008 regulatory order. The nuclear cost-recovery amortization is recovered through a cost-recovery clause and, therefore, has no material impact on earnings. In aggregate, depreciation, amortization and accretion expenses recoverable through base rates increased $6 million compared to the same period in 2008.

Taxes Other Than on Income

Taxes other than on income was $168 million for the six months ended June 30, 2009, which represents a $21 million increase compared to the same period in 2008. This increase is primarily due to a $17 million increase in gross receipts and franchise taxes due to higher retail revenues. Gross receipts and franchise taxes are collected from customers and recorded as revenues and then remitted to the applicable taxing authority. Therefore, these taxes have no material impact on earnings.

Other

Other operating expenses of $7 million for the six months ended June 30, 2009, compared to other operating income of $4 million for the same period in 2008, represents an $11 million change, primarily due to the $8 million regulatory disallowance of fuel costs (See Note 4B) and the $4 million prior year gain on land sales.

Total Other Income, Net

Total other income, net was $67 million for the six months ended June 30, 2009, which represents a $26 million increase compared to the same period in 2008. This increase was primarily due to $19 million favorable AFUDC equity related to eligible construction project costs and $6 million investment gains on certain employee benefit trusts resulting from improved financial market conditions.

Total Interest Charges, net

Total interest charges, net was $113 million for the six months ended June 30, 2009, which represents a $30 million increase compared to the same period in 2008. This increase was primarily due to $28 million higher interest as a result of higher average debt outstanding.

Income Tax Expense

Income tax expense decreased $5 million for the six months ended June 30, 2009, compared to the same period in 2008, primarily due to the $11 million impact of the favorable tax benefit related to a deduction triggered by the transfer of previously funded amounts from the nonqualified NDT fund to the qualified NDT fund and the $8 million impact of the increase in AFUDC equity discussed above, partially offset by the $8 million impact of tax levelization and the $4 million impact of higher pre-tax income. AFUDC equity is excluded from the calculation of income tax expense. GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. PEF’s income tax expense was increased by $5 million for the six months ended June 30, 2009 compared to a decrease of $3 million for the six months ended June 30, 2008, in order to maintain an effective tax rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

CORPORATE AND OTHER

The Corporate and Other segment primarily includes the operations of the Parent, PESC and other miscellaneous nonregulated businesses that do not separately meet the quantitative disclosure requirements as a reportable business segment. Corporate and Other expense is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Other interest expense	$(64)	$(57)	$(119)	$(111)
Contingent value obligations	1	(2)	8	(2)
Tax levelization	(5)	1	(6)	–
Other income tax benefit	28	24	38	41
Continuing income attributable to noncontrolling interests, net of tax	2	–	3	4
Other	(1)	5	5	4
Corporate and Other after-tax expense	$(39)	$(29)	$(71)	$(64)

Other interest expense increased $7 million for the three months ended June 30, 2009, and increased $8 million for the six months ended June 30, 2009, compared to the same periods in 2008. The increase for the three and six months ended June 30, 2009, was primarily due to higher average debt outstanding at the Parent.

At June 30, 2009 and 2008, the contingent value obligations (CVOs) had fair values of approximately $26 million and $36 million, respectively, and average unit prices of $0.27 and $0.37 at June 30, 2009 and 2008, respectively. We recorded an unrealized gain of $1 million for the three months ended June 30, 2009, and an unrealized loss of $2 million for the three months ended June 30, 2008, to record the changes in fair value of the CVOs. We recorded an unrealized gain of $8 million for the six months ended June 30, 2009, and an unrealized loss of $2 million for the six months ended June 30, 2008, to record the changes in fair value of the CVOs. See Note 15 in the 2008 Form 10-K for further information.

GAAP requires companies to apply a levelized effective income tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $5 million and decreased by $1 million for the three months ended June 30, 2009 and 2008, respectively, and increased by $6 million for the six months ended June 30, 2009, in order to maintain an effective rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

Other income tax benefit decreased $3 million for the six months ended June 30, 2009, compared to the same period in 2008, primarily due to the unfavorable impact at the Corporate level resulting from the deductions taken by the Utilities related to NDT funds (See “Income Tax Expense” under “Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008” in “Progress Energy Carolinas” and “Progress Energy Florida”.)

Other decreased $6 million for the three months ended June 30, 2009, compared to the same period in 2008, primarily due to a $3 million impairment of investments in limited partnerships that qualify for federal affordable housing credits.

DISCONTINUED OPERATIONS

In 2008, we completed our business strategy of divesting of nonregulated businesses to reduce our business risk and focus on the core operations of the Utilities. During the six months ended June 30, 2008, we recognized $66 million of income from discontinued operations, net of tax, which was comprised primarily of $48 million after-tax of gains on sales of our coal terminals and docks in West Virginia and Kentucky (Terminals) and our remaining coal mining businesses (See Note 3).

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

As a registered holding company, we are subject to regulation by the Federal Energy Regulatory Commission (FERC) for, among other things, the establishment of intercompany extensions of credit. Our subsidiaries participate in internal money pools, administered by PESC, to more effectively utilize cash resources and reduce outside short-term borrowings. The utility money pool allows the Utilities to lend to and borrow from each other. The non-utility money pool allows our nonregulated subsidiaries to lend to and borrow from each other. The Parent can lend money to the utility and non-utility money pools, but cannot borrow funds.

The Parent is a holding company and, as such, has no revenue-generating operations of its own. The primary cash needs at the Parent level are our common stock dividend, interest and principal payments on the Parent’s $3.35 billion of senior unsecured debt and potentially funding the Utilities’ capital expenditures through equity contributions. The Parent’s ability to meet these needs is typically funded with dividends from the Utilities generated from their earnings and cash flows, and to a lesser extent, dividends from other subsidiaries; repayment of funds due to the Parent by its subsidiaries; the Parent’s bank facility; and/or the Parent’s ability to access the short- and long-term debt and equity capital markets. In recent years, rather than paying dividends to the Parent, the Utilities, to a large extent, have retained their free cash flow to fund their capital expenditures. The Utilities did not pay dividends to the Parent in 2008. During the six months ended June 30, 2009, PEC paid dividends of $200 million to the Parent. During the six months ended June 30, 2009, PEF received equity contributions of $310 million from the Parent. There are a number of factors that impact the Utilities’ decision or ability to pay dividends to the Parent or to seek equity contributions from the Parent, including capital expenditure decisions and the timing of recovery of fuel and other pass-through costs. Therefore, we cannot predict the level of dividends or equity contributions between the Utilities and the Parent from year-to-year.

Cash from operations, commercial paper issuance, borrowings under our credit facilities, long-term debt financings, equity offerings, and limited ongoing sales of common stock from our Investor Plus Stock Purchase Plan, employee benefit and stock option plans are expected to fund capital expenditures, long-term debt maturities and common stock dividends for 2009. During the six months ended June 30, 2009, net proceeds from our long-term debt issuances were $1.337 billion. For the fiscal year 2009, we expect to realize approximately $575 million in the aggregate from the sale of stock through marketed and ongoing equity sales of which $545 million was realized through June 30, 2009. These long-term debt and equity issuances helped provide additional liquidity support during the first half of 2009. (See discussion that follows under “Financing Activities”.)

We have 16 financial institutions that support our combined $2.030 billion revolving credit facilities for the Parent, PEC and PEF, thereby limiting our dependence on any one institution. The credit facilities serve as back-ups to our commercial paper programs. To the extent amounts are reserved for commercial paper or letters of credit outstanding, they are not available for additional borrowings. Due to conditions in the financial markets in 2008, the short-term credit markets tightened, resulting in volatility in commercial paper durations and interest rates. In November 2008, the Parent borrowed $600 million under its RCA to reduce rollover risk in the commercial paper markets. We subsequently repaid $100 million of the borrowings, and at June 30, 2009, the Parent had $500 million of outstanding borrowings under its credit facility. In addition, at June 30, 2009, the Parent had issued $37 million of letters of credit, which were supported by the revolving credit agreement (RCA). Based on these amounts outstanding at June 30, 2009, $1.493 billion was available for additional borrowings under our combined revolving credit facilities. Subsequent to June 30, 2009, the Parent repaid an additional $200 million of the outstanding balance under its revolving credit facility with cash on hand. At August 7, 2009, the outstanding balance was $300 million.

Borrowings under our RCA during 2008, coupled with long-term debt and equity issuances in 2009, provided liquidity during a period of uncertain financial market conditions. We will continue to monitor the credit markets to maintain an appropriate level of liquidity.

At June 30, 2009, PEC and PEF had limited counterparty mark-to-market exposure for financial commodity hedges (primarily gas and oil hedges) due to spreading our concentration risk over a number of counterparties. In the event of default by a counterparty, the exposure in the transaction is the cost of replacing the agreements at current market rates. At June 30, 2009, the majority of the Utilities’ open financial commodity hedges were in net mark-to-market liability positions. See Note 11A for additional information with regard to our commodity derivatives.

At June 30, 2009, we had limited mark-to-market exposure to certain financial institutions under pay-fixed forward starting swaps to hedge cash flow risk with regard to future financing transactions for each of the Parent, PEC and PEF. In the event of default by a counterparty, the exposure in the transaction is the cost of replacing the agreements at current market rates. At June 30, 2009, all of the Parent’s, PEC’s and PEF’s open pay-fixed forward starting swaps were in a net mark-to-market asset position. See Note 11B for additional information with regard to our interest rate derivatives.

Our pension trust funds and NDT funds are managed by a number of financial institutions, and the assets being managed are diversified in order to limit concentration risk in any one institution or business sector.

We believe our internal and external liquidity resources will be sufficient to fund our current business plans. Risk factors associated with credit facilities and credit ratings are discussed below and in Item 1A, “Risk Factors” in the 2008 Form 10-K.

The following discussion of our liquidity and capital resources is on a consolidated basis.

HISTORICAL FOR 2009 AS COMPARED TO 2008

CASH FLOWS FROM OPERATIONS

Net cash provided by operating activities decreased $262 million for the six months ended June 30, 2009, when compared to the corresponding period in the prior year. The decrease was primarily due to a $323 million decrease from accounts payable, largely driven by changes in fuel purchase costs and the timing of purchases and payments to vendors at the Utilities; a $312 million impact from derivative collateral held in 2008; a $260 million decrease from receivables; and $55 million in storm recovery surcharge collections at PEF during 2008. The storm surcharge expired in the third quarter of 2008. In 2008, $420 million of cash collateral was posted by counterparties on derivative contracts at the Utilities, which was partially offset by a $108 million decrease in collateral held associated with derivative contracts at our former synthetic fuels businesses. The change in receivables was primarily driven by the 2008 settlement of $247 million of derivative receivables largely related to derivative contracts for our former synthetic fuels businesses. These impacts were partially offset by a $295 million increase in the recovery of deferred fuel costs due to higher fuel rates, primarily at PEF; a $170 million increase from income taxes, net, that was largely driven by lower net federal income tax payments; a $104 million increase in the recovery of nuclear construction costs under Florida’s nuclear cost-recovery rule; an $84 million increase due to derivative collateral included in prepayments and other current assets; and a $66 million decrease in emission allowance purchases.

INVESTING ACTIVITIES

Net cash used by investing activities decreased by $17 million for the six months ended June 30, 2009, when compared to the corresponding period in the prior year. This decrease was primarily due to a $151 million decrease in gross property additions at PEF, partially offset by a $71 million increase in gross property additions at PEC. The net decrease in gross property additions was partially offset by $64 million in proceeds received in 2008 from sales of discontinued operations and other assets, net of cash divested, which primarily included proceeds from the sale of Terminals and Coal Mining (See Notes 3A and 3B).

FINANCING ACTIVITIES

Net cash provided by financing activities decreased by $651 million for the six months ended June 30, 2009, when compared to the corresponding period in the prior year. The decrease was primarily due to a $939 million decrease in short-term indebtedness, primarily driven by commercial paper repayments and the Parent’s repayment of borrowings outstanding under its RCA, a $461 million decrease in proceeds from long-term debt issuances, net, due to PEC’s $600 million issuance and the Parent’s $750 million issuance in 2009 compared to PEC’s $325 million issuance and PEF’s $1.500 billion issuance in 2008. These impacts were partially offset by a $503 million increase from the issuance of common stock, primarily related to the Parent’s January 2009 common stock offering; and a $147 million decrease in payments of short-term debt with original maturities greater than 90 days compared to 2008. A discussion of our 2009 financing activities follows.

On January 12, 2009, the Parent issued 14.4 million shares of common stock at a public offering price of $37.50 per share. Net proceeds from this offering were approximately $523 million. On February 3, 2009, we used $100 million of the proceeds to reduce the Parent’s $600 million RCA balance outstanding at December 31, 2008, and the remainder was used for general corporate purposes. Subsequent to June 30, 2009, the Parent repaid an additional $200 million of the outstanding balance with cash on hand. At August 7, 2009, the outstanding balance of the RCA loan was $300 million. We will continue to monitor the commercial paper and short-term credit markets to determine when to repay the remaining outstanding balance of the RCA loan, while maintaining an appropriate level of liquidity.

On January 15, 2009, PEC issued $600 million of First Mortgage Bonds, 5.30% Series due 2019. A portion of the proceeds was used to repay the maturity of PEC’s $400 million 5.95% Senior Notes, due March 1, 2009. The remaining proceeds were used to repay PEC’s outstanding short-term debt and for general corporate purposes.

On March 19, 2009, the Parent issued an aggregate $750 million of Senior Notes consisting of $300 million of 6.05% Senior Notes due 2014 and $450 million of 7.05% Senior Notes due 2019. A portion of the proceeds was used to fund PEF’s capital expenditures through an equity contribution with the remaining proceeds used for general corporate purposes.

On June 18, 2009, PEC entered into a Seventy-seventh Supplemental Indenture to its Mortgage and Deed of Trust, dated May 1, 1940, as supplemented, in connection with certain amendments to the mortgage. The amendments are set forth in the Seventy-seventh Supplemental Indenture and include an amendment to extend the maturity date of the mortgage by 100 years. The maturity date of the mortgage is now May 1, 2140.

At December 31, 2008, we had 500 million shares of common stock authorized under our charter, of which approximately 264 million were outstanding. For the three months ended June 30, 2009, we issued an immaterial number of shares of common stock. For the six months ended June 30, 2009, we issued approximately 15.5 million shares of common stock resulting in approximately $545 million in net proceeds. Included in these amounts were the previously discussed 14.4 million shares issued in a public offering for net proceeds of approximately $523 million and approximately 0.6 million shares for net proceeds of approximately $22 million to meet the requirements of the Progress Energy 401(k) Savings & Stock Ownership Plan (401(k)) and the Investor Plus Stock Purchase Plan. For the three and six months ended June 30, 2008, respectively, we issued approximately 0.5 million shares and 1.5 million shares of common stock resulting in approximately $22 million and $42 million in proceeds. Included in these amounts were approximately 0.5 million shares and 0.9 million shares for proceeds of approximately $22 million and $41 million, respectively, to meet the requirements of the 401(k) Plan and the Investor Plus Stock Purchase Plan.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, there were no material changes in our “Capital Expenditures,” “Other Cash Needs,” “Credit Facilities,” or “Credit Rating Matters” as compared to those discussed under LIQUIDITY AND CAPITAL RESOURCES in Item 7 to the 2008 Form 10-K, other than as described below and under “Regulatory Matters and Recovery of Costs” and “Financing Activities.”

The Utilities produce substantially all of our consolidated cash from operations. We anticipate that the Utilities will continue to produce substantially all of the consolidated cash flows from operations over the next several years. Our discontinued synthetic fuels operations historically produced significant net earnings from the generation of tax credits (See “Other Matters – Synthetic Fuels Tax Credits”). A portion of these tax credits has yet to be realized in cash due to the difference in timing of when tax credits are recognized for financial reporting purposes and realized for tax purposes. At June 30, 2009, we have carried forward $761 million of deferred tax credits. Realization of these tax credits is dependent upon our future taxable income, which is expected to be generated primarily by the Utilities.

We expect to be able to meet our future liquidity needs through cash from operations, commercial paper issuance, availability under our credit facilities, long-term debt financings and equity offerings. We may also use periodic ongoing sales of common stock from our Investor Plus Stock Purchase Plan and employee benefit and stock option plans to meet our liquidity requirements.

We issue commercial paper to meet short-term liquidity needs. As discussed above under “Overview,” the Parent borrowed $600 million under its RCA and repaid $100 million of the outstanding balance with proceeds from the January 2009 equity issuance. Subsequent to June 30, 2009, the Parent repaid an additional $200 million of the outstanding balance with cash on hand. We will continue to monitor the commercial paper and short-term credit markets to determine when to repay the remaining $300 million balance of the RCA loan, while maintaining an appropriate level of liquidity. If liquidity conditions deteriorate further and negatively impact the commercial paper market, we will need to evaluate other, potentially more expensive, options for meeting our short-term liquidity needs, which may include extending the term and amount of our borrowings under the Parent’s RCA, issuing short-term notes, and/or issuing long-term debt.

Progress Energy and its subsidiaries have approximately $11.506 billion in outstanding long-term debt. Currently, approximately $860 million of the Utilities’ debt obligations, consisting of approximately $620 million at PEC and approximately $240 million at PEF, are tax-exempt auction rate securities insured by bond insurance. Bond insurance generally allows companies to issue tax-exempt bonds with the insurance company’s higher credit rating. Ambac Assurance Corporation insures PEC’s bonds and Syncora Guarantee Inc., formerly XL Capital Assurance, Inc., insures PEF’s bonds.

The tax-exempt bonds continue to experience failed auctions. In the event of a failed auction, the bond holders cannot sell their bonds and the interest rate is calculated based on a multiple of a market index such as the Securities Industry and Financial Markets Association’s Municipal Swap Index or the London Interbank Offered Rate (LIBOR). The interest rates for most of PEC’s portfolio of tax-exempt securities reset based on the Securities Industry and Financial Markets Association’s Municipal Swap Index. The interest rates for PEF’s portfolio of tax-exempt securities reset based on one-month LIBOR. The multiple on our auction rate bonds is stable as long as the bonds are rated A3 or higher by Moody’s Investors Service, Inc. (Moody’s) or A- or higher by Standard & Poor’s Rating Services (S&P). If the insurance companies’ ratings fall below the Utilities’ ratings, then the bonds will be rated at the Utilities’ senior secured debt ratings, which are currently A2 by Moody’s and A- by S&P for both

Utilities. We do not expect any future rating actions on Syncora Guarantee Inc. and Ambac Assurance Corporation to materially impact the reset rates of the tax-exempt securities.

Assuming the failed auctions persist, future interest rate resets on our tax-exempt auction rate bond portfolio will be dependent on the volatility experienced in the indices that dictate our interest rate resets and/or rating agency actions that may move our tax-exempt bonds below A3/A-. We will continue to monitor this market and evaluate options to mitigate our exposure to future volatility.

The performance of the capital markets affects the values of the assets held in trust to satisfy future obligations under our defined benefit pension plans. Although a number of factors impact our pension funding requirements, a decline in the market value of these assets may significantly increase the future funding requirements of the obligations under our defined benefit pension plans. In 2009, contributions directly to pension plan assets are expected to approximate $220 million for us, $170 million for PEC and $50 million for PEF. An immaterial amount was contributed during the three and six months ended June 30, 2009 (See Note 10).

As discussed in “Other Matters – Environmental Matters,” over the long term, compliance with environmental regulations and meeting the anticipated load growth at the Utilities as described under “Other Matters – Increasing Energy Demand” will require the Utilities to make significant capital investments. These anticipated capital investments are expected to be funded through a combination of cash from operations and issuance of long-term debt, preferred stock and/or common equity, which are dependent on our ability to successfully access capital markets. We may pursue joint ventures or similar arrangements with third parties in order to share some of the financing and operational risks associated with new baseload generation. As discussed under “Other Matters – Nuclear,” PEF expects the schedule for the commercial operation of its proposed nuclear plant in Levy County, Florida (Levy) to shift later than the 2016 to 2018 timeframe by a minimum of 20 months, which will reduce the near-term capital expenditures for the project.

Certain hedge agreements may result in the receipt of, or posting of, derivative collateral with our counterparties, depending on the daily derivative position. Fluctuations in commodity prices that lead to our return of collateral received and/or our posting of collateral with our counterparties negatively impact our liquidity. Substantially all derivative commodity instrument positions are subject to retail regulatory treatment. After settlement of the derivatives and consumption of the fuel, any realized gains or losses are passed through the fuel cost-recovery clause. Due to changes in natural gas prices and settlements of financial hedge agreements since December 31, 2008, the amount of collateral posted with counterparties has changed. At June 30, 2009, we had posted approximately $290 million of cash collateral compared to $340 million of cash collateral posted at December 31, 2008. The majority of our financial hedge agreements will settle in 2009 and 2010. Additional commodity market price decreases could result in significant increases in the derivative collateral that we are required to post with counterparties. We continually monitor our derivative positions in relation to market price activity.

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

On August 3, 2009, Moody's raised the senior secured debt rating of both PEC and PEF to A1 from A2 as a result of Moody's reevaluating its notching criteria for investment-grade regulated utilities to reflect the historical lower default rates for regulated utilities than for non-financial, non-utility corporate issuers.

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

As discussed further in Note 4 and in “Other Matters – Regulatory Environment,” the North Carolina, South Carolina and Florida legislatures passed energy legislation that became law in recent years. These laws may impact our liquidity over the long term, including among others, provisions regarding cost recovery, mandated renewable portfolio standards, DSM and energy efficiency.

PEC Cost-Recovery Clause

On May 7, 2009, PEC filed with the SCPSC for a decrease in the fuel rate charged to its South Carolina ratepayers. On June 19, 2009, the SCPSC approved a settlement agreement filed jointly by PEC and the South Carolina Office of Regulatory Staff (ORS) and Nucor Steel. Under the terms of the settlement agreement, the parties agreed to PEC’s proposed rate reduction of approximately $13 million. The decrease is effective July 1, 2009, and decreases residential electric bills by $2.08 per 1,000 kWh, or 2.0 percent, for fuel cost recovery.

On June 4, 2009, PEC filed with the North Carolina Utilities Commission (NCUC) for a decrease in the fuel rate charged to its North Carolina ratepayers. PEC is asking the NCUC to approve a $5 million decrease in the fuel rates driven by declining fuel prices. If approved, the decrease would take effect December 1, 2009, and would decrease residential electric bills by $0.17 per 1,000 kWh, or 0.2 percent, for fuel cost recovery. A hearing on the matter has been scheduled by the NCUC for September 15, 2009. We cannot predict the outcome of this matter.

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

Included within the base rate proposal is a request for an interim base rate increase of $13 million. Additionally, on March 20, 2009, PEF petitioned the FPSC for a limited proceeding to include in base rates revenue requirements of $63 million for the repowered Bartow power plant, which began commercial operations in June 2009. On May 19, 2009, the FPSC approved both the annualized interim base rate and the cost recovery for the repowered Bartow power plant subject to refund with interest effective July 1, 2009. These increases are expected to result in additional revenues of approximately $70 million in 2009. The changes increased residential bills by approximately $4.52 per 1,000 kWh, or 3.7 percent. On July 2, 2009, Florida’s Office of Public Counsel (OPC), the Florida Industrial Power Users Group, the Attorney General, the Florida Retail Federation and PCS Phosphate filed a petition protesting portions of the FPSC approval. A hearing on the matter will not be held until after the annual rate relief hearings are concluded. We cannot predict the outcome of this matter.

If PEF’s remaining rate request is approved by the FPSC as filed by PEF, the new base rates would increase residential bills by approximately $9.66 per 1,000 kWh, or 7.6 percent, effective January 1, 2010. The FPSC has scheduled hearings on the remaining annual rate relief filing beginning September 21, 2009. A ruling by the FPSC is expected in November 2009. We cannot predict the outcome of this matter.

PEF Cost-Recovery Clause

On March 17, 2009, PEF received approval from the FPSC to reduce its 2009 fuel cost-recovery factors by an amount sufficient to achieve a $206 million reduction in fuel charges to retail customers as a result of effective fuel purchasing strategies and lower fuel prices. The approval reduces residential customers’ fuel charges by $6.90 per 1,000 kWh, or 5.0 percent, starting with the first billing cycle of April 2009. Commercial and industrial customers will see similar reductions.

In 2007, the FPSC ordered PEF to address whether it was prudent in its 2006 and 2007 coal purchases for Crystal River Units No. 4 and 5 (CR4 and CR5). On February 2, 2009, Florida’s Office of Public Counsel (OPC) filed direct testimony alleging that during 2006 and 2007, PEF collected excessive fuel costs and sulfur dioxide (SO2) allowance costs of $61 million before interest. The OPC claimed that these excessive costs were attributed to PEF’s ongoing practice of not blending the most economical sources of coal at its CR4 and CR5 plants. A hearing on PEF’s 2006 and 2007 coal purchases was held April 13-15, 2009. During the hearing, the OPC reduced the alleged excessive fuel costs to $33 million before interest. On June 30, 2009, the FPSC approved a refund of $8 million to PEF’s ratepayers to be paid over a 12-month period beginning January 1, 2010, and ordered PEF to file a report by September 2009 regarding the prospective application of PEF’s coal procurement plan and the prudence of PEF’s coal procurement actions. For the three months ended June 30, 2009, PEF recorded a pre-tax other operating expense of $8 million plus an immaterial amount of interest and an associated regulatory liability for the disallowed fuel costs and interest. PEF is evaluating its options, including a request for reconsideration and an appeal of the FPSC’s order to the Florida Supreme Court. We cannot predict the outcome of this matter.

PEF has received approval from the FPSC for recovery through the ECRC of the majority of costs associated with the remediation of distribution and substation transformers, which were estimated to be $17 million at June 30, 2009. The FPSC has approved cost recovery of PEF’s prudently incurred costs necessary to achieve its integrated strategy to address compliance with the Clean Air Interstate Rule (CAIR), the Clean Air Mercury Rule (CAMR) and the Clean Air Visibility Rule (CAVR) through the ECRC (See “Other Matters – Environmental Matters” for discussion regarding the CAIR, CAMR and CAVR).

Nuclear Cost Recovery

PEF is allowed to recover prudently incurred site selection costs, preconstruction costs and the carrying cost on construction cost balances on an annual basis through the capacity cost-recovery clause. Such amounts will not be included in PEF’s rate base when the plant is placed in commercial operation. The nuclear cost-recovery rule also has a provision to recover costs should the project be abandoned after the utility receives a final order granting a Determination of Need. These costs include any unrecovered construction work in progress at the time of abandonment and any other prudent and reasonable exit costs. In addition, the rule requires the FPSC to conduct an annual prudence review of the reasonableness and prudence of all such costs, including construction costs, and such determination shall not be subject to later review except upon a finding of fraud, intentional misrepresentation or the intentional withholding of key information by the utility. On March 17, 2009, PEF received approval from the FPSC to defer until 2010 the recovery of $198 million of nuclear preconstruction costs for PEF’s proposed nuclear plant in Levy, which the FPSC had authorized to be collected in 2009. The approval reduced residential customers’ nuclear cost-recovery charge by $7.80 per 1,000 kWh, or 5.7 percent, starting with the first billing cycle of April 2009. Commercial and industrial customers experienced similar reductions.

On May 1, 2009, pursuant to the FPSC nuclear cost-recovery rule, PEF filed a petition to recover $446 million, which consists of pre-construction and carrying costs incurred or anticipated to be incurred during 2009 and the projected 2010 costs associated with the Levy and Crystal River Unit No. 3 (CR3) uprate projects. In an effort to help mitigate the initial price impact on its customers, as part of its filing, PEF has proposed collecting certain costs over a five-year period, with associated carrying costs. The deferral would result in a nuclear cost-recovery charge of $6.69 per 1,000 kWh for residential customers, which is approximately half of the amount PEF is eligible to recover in 2010 under the nuclear cost-recovery rule. If approved, the charges would begin with the first billing cycle of January 2010. The FPSC has scheduled hearings in this matter beginning September 8, 2009, with a decision expected in October 2009. We cannot predict the outcome of this matter.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Our off-balance sheet arrangements and contractual obligations are described below.

GUARANTEES

At June 30, 2009, our guarantees have not changed materially from what was reported in the 2008 Form 10-K.

MARKET RISK AND DERIVATIVES

Under our risk management policy, we may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 11 and Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of market risk and derivatives.

CONTRACTUAL OBLIGATIONS

As part of our ordinary course of business, we and the Utilities enter into various long- and short-term contracts for fuel requirements at our generating plants. Significant changes from the commitment amounts reported in Note 22A in the 2008 Form 10-K can result from new contracts, changes in existing contracts along with the impact of fluctuations in current estimates of future market prices for those contracts that are market price indexed. In most cases, these contracts contain provisions for price adjustments, minimum purchase levels, and other financial commitments. Additional commitments for fuel and related transportation will be required to supply the Utilities’ future needs. Contingencies and significant changes, if any, to our and the Utilities contractual cash obligations and other commercial commitments from what was reported in Note 22 in the 2008 Form 10-K are described below.

PEF

On May 1, 2009, PEF announced that it expects the construction schedule for Levy to shift. Although the overall schedule impact is not certain at this time, PEF expects the schedule for the commercial operation of Levy to shift later than the 2016 to 2018 timeframe by a minimum of 20 months. We anticipate amending the Levy Engineering, Procurement, and Construction (EPC) agreement due to the schedule shift but cannot predict the impact, if any, such amendment might have on the project’s total cost. However, consistent with nuclear cost-recovery filings with the FPSC (See Note 4B), PEF anticipates that approximately $1 billion of the contractual cash obligations for the three-year period following December 31, 2008, disclosed in the 2008 Form 10-K could be deferred to later periods as a result of the schedule shift. Refer to “Other Matters - Nuclear” below for further discussion of the Levy nuclear project.

During the second quarter of 2009, PEF entered into conditional agreements for firm pipeline transportation capacity to support PEF’s gas supply needs for the period from April 2011 through March 2036. The total cost to PEF associated with these agreements is estimated to be approximately $281 million. These agreements are subject to several conditions precedent, including various federal regulatory approvals, the completion and commencement of operation of necessary related interstate natural pipeline system expansions, and other contractual provisions. Due to the conditions of these agreements, the estimated costs associated with these agreements are not currently included in PEF’s fuel and purchased power commitments.

OTHER MATTERS

GOODWILL

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of our goodwill is allocated to our utility segments and our goodwill impairment tests are performed at the utility segment level. The carrying amounts of goodwill at June 30, 2009 and December 31, 2008, for reportable segments PEC and PEF, were $1.922 billion and $1.733 billion, respectively. We perform our annual impairment tests as of April 1 each year. During the second quarter of 2009, we completed the 2009 annual tests, which indicated the goodwill was not impaired. If the fair value of PEC had been lower by 10 percent and the fair value of PEF had been lower by 7.5 percent, there still would be no impact on the reported value of their goodwill.

We calculate the fair value of our utility segments by considering various factors, including valuation studies based primarily on income and market approaches. More emphasis is applied to the income approach as substantially all of the utility segments’ cash flows are from rate-regulated operations. In such environments, revenue requirements are adjusted periodically by regulators based on factors including levels of costs, sales volumes and costs of capital. Accordingly, the utility segments operate to some degree with a buffer from the direct effects, positive or negative, of significant swings in market or economic conditions.

The income approach uses discounted cash flow analyses to determine the fair value of the utility segments. The estimated future cash flows from operations are based on the utility segments’ business plans, which reflect management’s assumptions related to customer usage based on internal data and economic data obtained from third party sources. The business plans assume the occurrence of certain events in the future, such as the outcome of future rate filings, future approved rates of returns on equity, the timing of anticipated significant future capital investments, the anticipated earnings and returns related to such capital investments, continued recovery of cost of service and the renewal of certain contracts. Management also determines the appropriate discount rate for the utility segments based on the weighted average cost of capital for each utility, which takes into account both the cost of equity and pre-tax cost of debt. As each utility segment has a different risk profile based on the nature of its operations, the discount rate for each reporting unit may differ.

The market approach uses implied market multiples derived from comparable peer utilities and market transactions to estimate the fair value of the utility segments. Peer utilities are evaluated based on percentage of revenues generated by regulated utility operations, percentage of revenues generated by electric operations, generation mix, including coal, gas, nuclear and other resources, market capitalization as of the valuation date, and geographic location. Comparable market transactions are evaluated based on the availability of financial transaction data and the nature and geographic location of the businesses or assets acquired, including whether the target company had a significant electric component. The selection of comparable peer utilities and market transactions, as well as the appropriate multiples from within a reasonable range, is a matter of professional judgment.

The calculations in both the income and market approaches are highly dependent on subjective factors such as management’s estimate of future cash flows, the selection of appropriate discount and growth rates from a marketplace participant’s perspective, and the selection of peer utilities and marketplace transactions for comparative valuation purposes. These underlying assumptions and estimates are made as of a point in time. If these assumptions change or should the actual outcome of some or all of these assumptions differ significantly from the current assumptions, the fair value of the utility segments could be significantly different in future periods, which could result in a future impairment charge to goodwill.

As an overall test of the reasonableness of the estimated fair values of the utility segments, we compared their combined fair value estimate to Progress Energy’s market capitalization as of April 1, 2009. The analysis confirmed that the fair values were reasonably representative of market views when applying a reasonable control premium to the market capitalization.

We monitor for events or circumstances, including financial market conditions and economic factors, that may indicate an interim goodwill impairment test is necessary. We would perform an interim impairment test should any events occur or circumstances change that would more likely than not reduce the fair value of a utility segment below its carrying value.

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

Total Section 29/45K credits generated under the synthetic fuels tax credit program (including those generated by Florida Progress Corporation (Florida Progress) prior to our acquisition), were $1.891 billion, of which $1.130 billion has been used through June 30, 2009, to offset regular federal income tax liability and $761 million is being carried forward as deferred tax credits.

See Note 15C for additional discussion related to our previous synthetic fuels operations.

REGULATORY ENVIRONMENT

The Utilities’ operations in North Carolina, South Carolina and Florida are regulated by the NCUC, the SCPSC and the FPSC, respectively. The Utilities are also subject to regulation by the FERC, the Nuclear Regulatory Commission (NRC) and other federal and state agencies common to the utility business. As a result of regulation, many of the fundamental business decisions, as well as the rate of return the Utilities are permitted to earn, are subject to the approval of one or more of these governmental agencies.

To our knowledge, there is currently no enacted or proposed legislation in North Carolina, South Carolina or Florida that would give retail ratepayers the right to choose their electricity provider or otherwise restructure or deregulate the electric industry. We cannot anticipate when, or if, any of these states will move to increase retail competition in the electric industry.

The American Recovery and Reinvestment Act signed into law in February 2009 contains provisions promoting energy efficiency and renewable energy, including $11 billion for Smart Grid-related technologies, $6.3 billion for energy-efficiency and conservation grants and $2 billion in tax credits for the purchase of plug-in electric vehicles. We are currently evaluating the provisions of the law and assessing the conditions imposed by participation in the incentive programs. Also, the Obama administration has announced a goal of encouraging investment in transmission and promoting renewable resources while also pricing greenhouse gas (GHG) emissions and setting a federal requirement for renewable energy.

On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009. This bill would establish a national cap-and-trade program to reduce GHG emissions as well as a national renewable energy portfolio standard (REPS). The bill also calls for investment in the electric grid, more production and utilization of electric vehicles and improvements in energy efficiency in buildings and appliances. The full impact of the legislation if enacted into law cannot be determined at this time and will depend upon changes made to its provisions during the legislative process and the manner in which key provisions are implemented, including the regulation of carbon. We are currently assessing the impact of the current provisions of the legislation on our customer rates and, while we have not completed our assessment, we anticipate that it could result in significant rate increases over time. The U.S. Senate is considering similar proposals. The full impact of final legislation, if enacted, and additional regulation resulting from other federal GHG initiatives cannot be determined at this time.

Current retail rate matters affected by state regulatory authorities are discussed in Notes 4A and 4B. This discussion identifies specific retail rate matters, the status of the issues and the associated effects on our consolidated financial statements.

On July 31, 2009, the governor of North Carolina signed into law a bill that includes three key provisions that may impact PEC. First, the legislation abbreviates the certification process for PEC to construct a new natural gas plant as long as PEC permanently retires the existing coal unit at that specific site (see further discussion in “Other Matters – Environmental Matters.”) Second, a recovery mechanism is provided for utilities if they invest in zero emissions renewable energy facilities within the next five years. Finally, the legislation changes the state’s Dam Safety Act such that dams at utility coal-fired power plants, including dams on ash ponds, will now be subject to the Act’s applicable provisions, including state inspection.

Florida energy law enacted in 2008 includes provisions that would, among other things, (1) help enhance the ability to cost-effectively site transmission lines; (2) require the FPSC to develop a renewable portfolio standard that the FPSC would present to the legislature for ratification in 2009; (3) direct the Florida Department of Environmental Protection (FDEP) to develop rules establishing a cap-and-trade program to regulate GHG emissions that the FDEP would present to the legislature no earlier than January 2010 for ratification by the legislature; and (4) establish a new Florida Energy and Climate Commission as the principal governmental body to develop energy and climate policy for the state and to make recommendations to the governor and legislature on energy and climate issues. In complying with the provisions of the law, PEF would be able to recover its reasonable prudent compliance costs. However, until these agency actions are finalized, we cannot predict the costs of complying with the law.

On July 13, 2007, the governor of Florida issued executive orders to address reduction of GHG emissions. The executive orders call for the first southeastern state cap-and-trade program and include adoption of a maximum allowable emissions level of GHGs for Florida utilities. The standard will require, at a minimum, the following three reduction milestones: by 2017, emissions not greater than Year 2000 utility sector emissions; by 2025, emissions not greater than Year 1990 utility sector emissions; and by 2050, emissions not greater than 20 percent of Year 1990 utility sector emissions. To date, the FDEP has held three rulemaking workshops on the GHG cap-and-trade rulemaking. The rulemaking is expected to continue through 2009, and the rule requires legislative ratification before implementation.

The executive orders also requested that the FPSC initiate a rulemaking by September 1, 2007, that would (1) require Florida utilities to produce at least 20 percent of their electricity from renewable sources; (2) reduce the cost of connecting solar and other renewable energy technologies to Florida’s power grid by adopting uniform statewide interconnection standards for all utilities; and (3) authorize a uniform, statewide method to enable residential and commercial customers, who generate electricity from on-site renewable technologies of up to 1 MW in capacity, to offset their consumption over a billing period by allowing their electric meters to turn backward when they generate electricity (net metering). On January 12, 2009, the FPSC approved a draft Florida renewable portfolio standard (Florida RPS) rule with a goal of 20 percent renewable energy production by 2020. The FPSC provided the draft Florida RPS rule to the Florida legislature in February 2009, but the legislature did not take action in the 2009 session. We cannot predict the outcome of this matter.

We cannot predict the costs of complying with the laws and regulations that may ultimately result from these executive orders. Our balanced solution, as described in “Increasing Energy Demand,” includes greater investment in energy efficiency, renewable energy and state-of-the-art generation and demonstrates our commitment to environmental responsibility.

North Carolina energy law enacted in 2007 includes provisions for a North Carolina Renewable Energy and Energy Efficiency Portfolio Standard (NC REPS), expansion of the definition of the traditional fuel clause and recovery of the costs of new DSM and energy-efficiency programs through an annual DSM clause. On February 29, 2008, the NCUC issued an order adopting final rules for implementing North Carolina’s 2007 energy law. The rules include filing requirements regarding NC REPS compliance and inclusion in the Utility’s integrated resource plan. The order also establishes a schedule and filing requirements for DSM and energy-efficiency cost recovery and financial incentives. Rates for the DSM and energy-efficiency clause and the NC REPS clause will be set based on projected costs with true-up provisions. PEC has implemented a series of DSM and energy-efficiency programs and will continue to pursue additional programs. These programs must be approved by the NCUC and we cannot predict the outcome of filings currently pending approval by the NCUC or whether the implemented programs will produce the expected operational and economic results.

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

We are actively pursuing expansion of our DSM, energy-efficiency and conservation programs as energy efficiency is one of the most effective ways to reduce energy costs, offset the need for new power plants and protect the environment. DSM programs include programs and initiatives that shift the timing of electricity use from peak to nonpeak periods, such as load management, electricity system and operating controls, direct load control, interruptible load, and electric system equipment and operating controls. We provide our residential customers with home energy audits and offer energy-efficiency programs that provide incentives for customers to implement measures that reduce energy use. For business customers, we also provide energy audits and other tools, including an interactive Internet Web site with online calculators, programs and efficiency tips, to help them reduce their energy use.

We are actively engaged in a variety of alternative energy projects to pursue the generation of electricity from swine waste and other plant or animal sources, biomass, solar, hydrogen and landfill-gas technologies. Among our projects, we have executed contracts to purchase approximately 300 MW of electricity generated from biomass and 60 MW of electricity generated from municipal solid waste sources. The majority of these projects should be online within the next five years. In addition, we have executed purchased power agreements for 5 MW of electricity generated from solar photovoltaic generation. The majority of these projects are online and the remainder should be online by early 2010. We will continue to pursue solar projects and expect to add additional projects before year end. Additionally, in June 2009, we expanded our solar energy strategy to include a range of new residential and commercial solar incentives and programs, which are expected to increase our use of solar energy by more than 100 MW over the next decade.

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

In 2008, Congress authorized $38.5 billion in loan guarantee authority for innovative energy projects. Of the total provided, $18.5 billion is set aside for nuclear power facilities, $2 billion for advanced nuclear facilities for the "front-end" of the nuclear fuel cycle, $10 billion for renewable and/or energy-efficient systems and manufacturing and distributed energy generation/transmission and distribution, $6 billion for coal-based power generation and industrial gasification at retrofitted and new facilities that incorporate carbon capture and sequestration or other beneficial uses of carbon, and $2 billion for advanced coal gasification. In June 2008, the DOE announced solicitations for a total of up to $30.5 billion of the amount authorized by Congress in federal loan guarantees for projects that employ advanced energy technologies that avoid, reduce or sequester air pollutants or GHG emissions and advanced nuclear facilities for the “front-end” of the nuclear fuel cycle.

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

The NRC operating licenses for PEC’s nuclear units expire between 2030 and 2046. The NRC operating license held by PEF for CR3 currently expires in December 2016. On March 9, 2009, the NRC docketed, or accepted for review, PEF’s application for a 20-year extension on the operating license for CR3, which would extend the operating license through 2036, if approved. Docketing the application does not preclude additional requests for information as the review proceeds; nor does it indicate whether the NRC will renew the license. The license renewal application for CR3 is currently under review by the NRC with a decision expected in 2010 or 2011.

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

On January 23, 2006, we announced that PEC selected a site at the Shearon Harris Nuclear Plant (Harris) to evaluate for possible future nuclear expansion. We selected the Westinghouse Electric AP1000 reactor design as the technology upon which to base PEC’s application submission. On February 19, 2008, PEC filed its COL application with the NRC for two additional reactors at Harris. On April 17, 2008, the NRC docketed, or accepted for review, the Harris application. Docketing the application does not preclude additional requests for information as the review proceeds; nor does it indicate whether the NRC will issue the license. One petition to intervene in the licensing proceeding, which included 11 contentions, was filed with the NRC within the 60-day notice period by the North Carolina Waste Awareness and Reduction Network. The Atomic Safety and Licensing Board (ASLB) admitted one of the contentions and PEC appealed. Upon review by the NRC, the contention was remanded to the ASLB for reconsideration of admissibility on May 18, 2009. On remand, the ASLB ruled on June 30, 2009 that the contention was not admissible and denied the petition to intervene. On July 22, 2009, the petitioner requested that the NRC reconsider the ASLB’s decision on all 11 contentions. PEC filed its brief in response on August 3, 2009. We cannot predict the outcome of this matter. If we receive approval from the NRC and applicable state agencies, and if the decisions to build are made, a new plant would not be online until at least 2019 (See “Increasing Energy Demand” above).

On December 12, 2006, we announced that PEF selected a greenfield site at Levy to evaluate for possible future nuclear expansion. We selected the Westinghouse Electric AP1000 reactor design as the technology upon which to base PEF’s application submission. In 2007, PEF completed the purchase of approximately 5,000 acres for Levy and associated transmission needs. In 2007, both the Levy County Planning Commission and the Board of Commissioners voted unanimously in favor of PEF’s requests to change the comprehensive land use plan. On May 29, 2008, the Florida Department of Community Affairs issued its final determination that the amendments to the Levy County Comprehensive Plan are in compliance with land use regulations.

In 2008, PEF submitted filings for two key state approvals. First, on March 11, 2008, PEF filed a Petition for a Determination of Need for Levy with the FPSC. The FPSC issued a final order granting PEF’s petition for Levy on August 12, 2008. Second, on June 2, 2008, PEF filed its application for site certification with the FDEP. Certification addresses permitting, land use and zoning, and property interests and replaces state and local permits. Certification grants approval for the location of the power plant and its associated facilities such as roadways and electrical transmission lines carrying power to the electrical grid, among others. Certification does not include licenses required by the federal government. On January 12, 2009, the FDEP filed a favorable staff analysis report in advance of certification hearings. The technical proceedings concluded on March 12, 2009, and the administrative law judge issued a recommended order on certification on May 15, 2009. The Power Plant Siting Board, comprised of the governor and the cabinet, issues certifications and is scheduled to review the Levy certification on August 11, 2009.

On July 30, 2008, PEF filed its COL application with the NRC for two reactors. PEF also completed and submitted a Limited Work Authorization request for Levy concurrent with the COL application. On October 6, 2008, the NRC docketed, or accepted for review, the Levy application. Docketing the application does not preclude additional requests for information as the review proceeds; nor does it indicate whether the NRC will issue the license. On February 24, 2009, PEF received the NRC’s schedule for review and approval of the COL. One joint petition to intervene in the licensing proceeding was filed with the NRC within the 60-day notice period by the Green Party of Florida, the Nuclear Information and Resource Service and the Ecology Party of Florida. On April 20-21, 2009, the ASLB heard oral arguments on whether any of the joint interveners’ proposed contentions will be admitted in the Levy COL proceeding. On July 8, 2009, the ASLB issued a decision accepting three of the 12 contentions submitted. The admitted contentions involved questions about the storage of low-level radioactive waste, how construction would affect the aquifer in the area and Levy’s use and disposal of salt water. PEF filed an appeal of the ASLB’s decision on July 20, 2009. A hearing on the contentions will be conducted in the future. Other COL applicants have received similar petitions raising similar potential contentions. We cannot predict the outcome of this matter.

Based on the NRC’s treatment of certain work prior to the issuance of the Levy COL, PEF now expects a schedule shift for the commercial operation dates of the Levy nuclear units. Specifically, PEF’s initial schedule anticipated the ability to perform certain site work pursuant to a Limited Work Authorization from the NRC prior to COL receipt. However, earlier in 2009, the NRC Staff has determined that certain schedule-critical work that PEF had proposed to perform within the Limited Work Authorization scope will not be authorized until the NRC issues the COL. Consequently, excavation and foundation preparation work will be shifted until after COL issuance. Although the overall schedule impact is not certain at this time, PEF expects the schedule for the commercial operation of Levy to shift later than the 2016 to 2018 timeframe by a minimum of 20 months.

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

PEF signed the EPC agreement on December 31, 2008, with Westinghouse Electric Company LLC and Stone & Webster, Inc. for two Westinghouse AP1000 nuclear units to be constructed at Levy. More than half of the approximate $7.650 billion contract price is fixed or firm with agreed upon escalation factors. The total cost for the two generating units is estimated to be approximately $14 billion. This total cost estimate includes land, plant components, financing costs, construction, labor, regulatory fees and the initial core for the two units. An additional $3 billion is estimated for the necessary transmission equipment and approximately 200 miles of transmission lines associated with the project. As noted above, the final cost of the project will depend on the completion dates, which will be determined in large part by the NRC review schedule. The EPC agreement includes various incentives, warranties, performance guarantees, liquidated damage provisions and parent guarantees designed to incent the contractor to perform efficiently. For termination without cause, the EPC agreement contains exit provisions with termination fees, which may be significant, that vary based on the termination circumstances. We anticipate amending the EPC agreement due to the schedule shift previously discussed but cannot predict the impact such amendment might have on the project’s cost, if any.

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

In 2008, PEF sought and received approval from the FPSC to recover Levy pre-construction and carrying charges of $357 million as well as site selection costs of $38 million through the 2009 capacity cost-recovery clause. In 2009, PEF received approval to defer until 2010 the recovery of $198 million of these costs (See Note 4B). PEF will be a participant in the annual nuclear cost-recovery proceeding, which was opened by the FPSC on January 5, 2009. The proceeding will occur throughout the year with an order expected by the end of 2009. On May 1, 2009, pursuant to the FPSC nuclear cost-recovery rule, PEF filed a petition to recover $446 million, which consists of pre-construction and carrying costs incurred or anticipated to be incurred during 2009 and the projected 2010 costs associated with the Levy and CR3 uprate projects. In an effort to help mitigate the initial price impact on its customers, as part of its filing, PEF has proposed collecting certain costs over a five-year period, with associated carrying costs. The deferral would result in a nuclear cost-recovery charge of $6.69 per 1,000 kWh for residential customers, which is approximately half of the amount PEF is eligible to recover in 2010 under the nuclear cost-recovery rule. If approved, the charges would begin with the first billing cycle of January 2010. The FPSC has scheduled hearings in this matter for September 8-11, 2009, with a decision expected in October 2009. We cannot predict the outcome of this matter.

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

SPENT NUCLEAR FUEL MATTERS

Under federal law, the DOE is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. We have a contract with the DOE for the future storage and disposal of our spent nuclear fuel. Delays have occurred in the DOE’s proposed permanent repository to be located at Yucca Mountain, Nev. The DOE has stated that the earliest date the repository may be able to start accepting spent nuclear fuel is 2020. However, the 2010 federal budget proposed by the Obama administration largely eliminates funding for the Yucca Mountain facility while the administration devises a new strategy toward nuclear waste disposal. Debate surrounding any new strategy likely will address centralized interim storage, permanent storage at multiple sites and/or spent nuclear fuel reprocessing. We cannot predict the outcome of this matter.

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

With certain modifications and additional approvals by the NRC, including the installation of on-site dry cask storage facilities at PEC’s Robinson Nuclear Plant (Robinson), Brunswick Nuclear Plant (Brunswick) and CR3, the Utilities’ spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated by their respective systems through the expiration of the operating licenses, including any license extensions, for their nuclear generating units. Harris has sufficient storage capacity in its spent fuel pools through the expiration of its extended operating license.

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

HAZARDOUS AND SOLID WASTE MANAGEMENT

The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), authorize the EPA to require the cleanup of hazardous waste sites. This statute imposes retroactive joint and several liabilities. Some states, including North Carolina, South Carolina and Florida, have similar types of statutes. We are periodically notified by regulators, including the EPA and various state agencies, of our involvement or potential involvement in sites that may require investigation and/or remediation. There are presently several sites with respect to which we have been notified of our potential liability by the EPA, the state of North Carolina, the state of Florida or potentially responsible parties (PRP) groups. Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. PEC and PEF are each PRPs at several manufactured gas plant (MGP) sites. We are also currently in the process of assessing potential costs and exposures at other sites. These costs are eligible for regulatory recovery through either base rates or cost-recovery clauses (See Notes 4 and 14). Both PEC and PEF evaluate potential claims against other PRPs and insurance carriers and plan to submit claims for cost recovery where appropriate. The outcome of potential and pending claims cannot be predicted. Hazardous and solid waste management matters are discussed in detail in Note 14A.

As discussed in “Other Matters – Regulatory Environment” on July 31, 2009, the governor of North Carolina signed into law a bill that changed the state’s Dam Safety Act such that dams at utility coal-fired power plants, including dams on ash ponds, will now be subject to the Act’s applicable provisions, including state inspection.

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

AIR QUALITY AND WATER QUALITY

We are, or may ultimately be, subject to various current and proposed federal, state and local environmental compliance laws and regulations, which likely would result in increased capital expenditures and O&M expenses. Additionally, Congress is considering legislation that would require reductions in air emissions of nitrogen oxides (NOx), SO2, carbon dioxide (CO2)and mercury. Some of these proposals establish nationwide caps and emission rates over an extended period of time. This national multipollutant approach to air pollution control could involve significant capital costs that could be material to our financial position or results of operations. Control equipment installed pursuant to the provisions of CAIR, CAVR and mercury regulations, which are discussed below, may address some of the issues outlined above. PEC and PEF have been developing an integrated compliance strategy to meet the requirements of the CAIR, CAVR and mercury regulation (see discussion of the court decisions that impacted the CAIR, the delisting determination and the CAMR below). The CAVR requires the installation of best available retrofit technology (BART) on certain units. However, the outcome of these matters cannot be predicted.

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

We are continuing to evaluate various design, technology and new generation options that could change expenditures required by the Clean Smokestacks Act. In the short-term, with many unknowns about the future of emission regulations, it may be cost-prohibitive to retrofit older, smaller coal-fired units with emission-reduction technology. We are evaluating many different options, including the possibility of retiring some coal-fired generation plants and replacing them with combined cycle turbines that burn natural gas. Changes in projected fuel sources may require us to incur costs, which are not currently estimable, to install additional controls subsequent to 2013 in order to remain compliant with the requirements of the Clean Smokestacks Act. As discussed in “Other Matters – Regulatory Environment”, on July 31, 2009, the governor of North Carolina signed into law a bill that may impact PEC’s Clean Smokestacks Act compliance plans. The legislation abbreviates the certification process for PEC to construct a new natural gas plant as long as PEC permanently retires the existing coal unit at that specific site. The abbreviated certification process gives PEC the option to seek certification and construct a new natural gas plant, with resulting reduced emissions, in time to comply with the Clean Smokestacks Act’s 2013 emission targets.

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

PEF is continuing construction of its in-process emission control projects. On December 18, 2008, PEF and the FDEP announced an agreement under which PEF will retire CR1 and CR2 as coal-fired units and complete construction of its emission control projects at CR4 and CR5. CR1 and CR2 will be retired after the second proposed nuclear unit at Levy completes its first fuel cycle, which was anticipated to be around 2020. As discussed under “Other Matters – Nuclear,” PEF expects the schedule for the commercial operation of Levy to shift  later than the 2016 to 2018 timeframe by a minimum of 20 months. PEF is required to advise the FDEP of any developments that will delay the retirement of CR1 and CR2 beyond the originally anticipated completion date of the first fuel cycle for Levy Unit 2. Accordingly, PEF has advised the FDEP of the Levy schedule shift. We are currently evaluating the impacts of the Levy schedule shift. We cannot predict the outcome of this matter.

Clean Air Mercury Rule

On March 15, 2005, the EPA finalized two separate but related rules: the CAMR that set mercury emissions limits to be met in two phases beginning in 2010 and 2018, respectively, and encouraged a cap-and-trade approach to achieving those caps, and a delisting rule that eliminated any requirement to pursue a maximum achievable control technology (MACT) approach for limiting mercury emissions from coal-fired power plants. On February 8, 2008, the D.C. Court of Appeals vacated the delisting determination and the CAMR. The U.S. Supreme Court declined to hear an appeal of the D.C. Court of Appeals decision in January 2009. As a result, the EPA subsequently announced that it will develop a MACT standard consistent with the agency’s original listing determination. The three states in which the Utilities operate adopted mercury regulations implementing the CAMR and submitted their state implementation rules to the EPA. The North Carolina mercury rule contains a requirement that all coal-fired units in the state install mercury controls by December 31, 2017, and requires compliance plan applications to be submitted in 2013. The outcome of this matter cannot be predicted.

Clean Air Visibility Rule

On June 15, 2005, the EPA issued the final CAVR. The EPA’s rule requires states to identify facilities, including power plants, built between August 1962 and August 1977 with the potential to produce emissions that affect visibility in 156 specially protected areas, including national parks and wilderness areas, designated as Class I areas. To help restore visibility in those areas, states must require the identified facilities to install BART to control their emissions. PEC’s BART-eligible units are Asheville Units No. 1 and No. 2, Roxboro Units No. 1, No. 2 and No. 3, and Sutton Unit No. 3. PEF’s BART-eligible units are Anclote Units No. 1 and No. 2, CR1 and CR2. The reductions associated with BART begin in 2013. As discussed above, on December 18, 2008, PEF and the FDEP announced an agreement under which PEF will retire CR1 and CR2 as coal-fired units.

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

Compliance Strategy

Both PEC and PEF have been developing an integrated compliance strategy to meet the requirements of the CAIR, the CAVR, mercury regulation and related air quality regulations. The air quality controls installed to comply with the requirements of the NOx State Implementation Plan Call Rule under Section 110 of the Clean Air Act (NOx SIP Call) and Clean Smokestacks Act resulted in a reduction of the costs to meet the CAIR requirements for our North Carolina units at PEC.

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

Progress Energy
Air and Water Quality Estimated Required Environmental Expenditures (in millions)	Estimated Timetable	Total Estimated Expenditures	Cumulative Spent through June 30, 2009
Clean Smokestacks Act(a)	2002 – 2013	$1,400	$1,037
In-process CAIR projects(b)	2005 – 2010	1,200	985
CAVR(c)	– 2017	–	–
Mercury regulation(d)	2006 – 2017	–	5
Total air quality		2,600	2,027
Clean Water Act Section 316(b)(e)		–	–
Total air and water quality		$2,600	$2,027

PEC
Air and Water Quality Estimated Required Environmental Expenditures (in millions)	Estimated Timetable	Total Estimated Expenditures	Cumulative Spent through June 30, 2009
Clean Smokestacks Act(a)	2002 – 2013	$1,400	$1,037
In-process CAIR projects(b)	2005 – 2008	–	–
CAVR(c)	– 2017	–	–
Mercury regulation(d)	2006 – 2017	–	5
Total air quality		1,400	1,042
Clean Water Act Section 316(b)(e)		–	–
Total air and water quality		$1,400	$1,042

PEF
Air and Water Quality Estimated Required Environmental Expenditures (in millions)	Estimated Timetable	Total Estimated Expenditures	Cumulative Spent through June 30, 2009
In-process CAIR projects(b)	2005 – 2010	$1,200	$985
CAVR(c)	– 2017	–	–
Mercury regulation(d)		–	–
Total air quality		1,200	985
Clean Water Act Section 316(b) (e)		–	–
Total air and water quality		$1,200	$985
(a)	PEC is continuing to evaluate various design, technology and new generation options that could change expenditures required by the Clean Smokestacks Act.
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

North Carolina Attorney General Petition under Section 126 of the Clean Air Act

In March 2004, the North Carolina attorney general filed a petition with the EPA, under Section 126 of the Clean Air Act, asking the federal government to force fossil fuel-fired power plants in 13 other states, including South Carolina, to reduce their NOx and SO2 emissions. The state of North Carolina contends these out-of-state emissions interfere with North Carolina’s ability to meet National Ambient Air Quality Standards (NAAQS) for ozone and particulate matter. In 2006, the EPA issued a final response denying the petition and the North Carolina attorney general filed a petition in the D.C. Court of Appeals seeking a review of the agency’s denial. The D.C. Court of Appeals has remanded the EPA’s denial to the agency for reconsideration. The outcome of the remand proceeding cannot be predicted.

National Ambient Air Quality Standards

In 2006, the EPA announced changes to the NAAQS for particulate matter. The changes in particulate matter standards did not result in designation of any additional nonattainment areas in PEC’s or PEF’s service territories. Environmental groups and 13 states filed a joint petition with the D.C. Court of Appeals arguing that the EPA's particulate matter rule does not adequately restrict levels of particulate matter, especially with respect to the annual and secondary standards. On February 24, 2009, the D.C. Court of Appeals remanded the annual and secondary standards to the EPA for further review and consideration. The outcome of this matter cannot be predicted.

On March 12, 2008, the EPA announced changes to the NAAQS for ground-level ozone. The EPA revised the 8-hour primary and secondary standards from 0.08 parts per million to 0.075 parts per million. Additional nonattainment areas may be designated in PEC’s and PEF’s service territories as a result of these revised standards. The EPA has indicated that it plans to designate nonattainment areas for these standards by March 2010. Should additional nonattainment areas be designated in our service territories, we may be required to install additional emission controls at some of our facilities. On May 27, 2008, a number of states, environmental groups and industry associations filed petitions against the revised NAAQS in the D.C. Court of Appeals. The EPA has requested the D.C. Court of Appeals to suspend proceedings in the case while the EPA evaluates whether to maintain, modify or otherwise reconsider the revised NAAQS. The outcome of this matter cannot be predicted.

On June 29, 2009, the EPA announced a proposed revision to the primary NAAQS for nitrogen dioxide. Since 1971, when the first NAAQS were promulgated, the standard for nitrogen dioxide has been an annual average of 53 parts per billion. The EPA is proposing to retain the annual standard and add a new 1-hour NAAQS of between 80 and 100 parts per billion. In conjunction with proposing changes to the standard, the EPA is also proposing to increase the coverage of the monitoring network, particularly near roadways where the highest concentrations are expected to occur due to traffic emissions. The EPA plans to finalize the standard by January 22, 2010, and to designate nonattainment areas by January 2012. The outcome of this matter cannot be predicted.

New Source Review

The EPA is conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether changes at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. We were asked to provide information to the EPA as part of this initiative and cooperated in supplying the requested information. The EPA has undertaken civil enforcement actions against unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements requiring expenditures by these unaffiliated utilities, several of which included reported expenditures in excess of $1.0 billion for retrofit of pollution control equipment. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the unaffiliated utilities may seek recovery of the related costs through rate adjustments or similar mechanisms.

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

A number of states, environmental groups and others sought judicial review of the July 2004 rule. In 2007, the U.S. Court of Appeals for the Second Circuit issued an opinion and order remanding many provisions of the rule to the EPA and the EPA suspended the rule pending further rulemaking, with the exception of the requirement that permitted facilities must meet any requirements under Section 316(b) as determined by the permitting authorities on a case-by-case, best professional judgment basis. Several parties filed petitions for writ of certiorari to the U.S. Supreme Court. On April 1, 2009, the U.S. Supreme Court issued its opinion holding that the EPA, in selecting the “best technology” pursuant to Section 316(b), does have the authority to reject technology when its costs are “wholly disproportionate” to the benefits expected. Also, the U.S. Supreme Court held that EPA’s site-specific variance procedure (contained in the July 2004 rule) was permissible in that the procedure required testing to determine whether costs would be “significantly greater than” the benefits before a variance would be considered. The EPA has announced that it expects to publish proposed rules in December 2009 responding to both the remand by the U.S. Court of Appeals for the Second Circuit and the U.S. Supreme Court’s opinion. As a result of these developments, our plans and associated estimated costs to comply with Section 316(b) will need to be reassessed and determined in accordance with any revised or new implementing rule once it is established by the EPA. Costs of compliance with a revised or new implementing rule are expected to be higher, and could be significantly higher, than estimated costs under the July 2004 rule. Our most recent cost estimates to comply with the July 2004 rule were $60 million to $90 million, including $5 million to $10 million at PEC and $55 million to $80 million at PEF. The outcome of this matter cannot be predicted.

OTHER ENVIRONMENTAL MATTERS

Global Climate Change

Growing state, federal and international attention to global climate change may result in the regulation of CO2 and other GHGs. As discussed under “Other Matters – Regulatory Environment,” on June 26, 2009 the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009. This bill would establish a national cap-and-trade program to reduce GHG emissions as well as a national REPS. The full impact of the legislation if enacted into law cannot be determined at this time and will depend upon changes made to its provisions during the legislative process and the manner in which key provisions are implemented, including for the regulation of carbon. We are currently assessing the impact of the current provisions of the legislation on our customer rates and, while we have not completed our assessment, we anticipate that it could result in significant rate increases over time. The full U.S. Senate may consider climate change legislation after its summer recess. The Obama administration has agreed to review whether or not CO2 emissions from coal-fired power plants should be regulated. We are preparing for a carbon-constrained future and are actively engaged in helping shape effective policies to address the issue.

As discussed under “Other Matters – Regulatory Environment,” in 2008 the state of Florida passed comprehensive energy legislation, which includes a directive that the FDEP develop rules to establish a cap-and-trade program to regulate GHG emissions that would be presented to the legislature no earlier than January 2010. As discussed under “Clean Smokestacks Act,” on July 31, 2009, the governor of North Carolina signed into law a bill that may impact PEC’s Clean Smokestacks Act compliance plans. While state-level study groups have been active in all three of our jurisdictions, we continue to believe that this is an issue that requires a national policy framework – one that provides certainty and consistency. Our balanced solution as discussed in “Other Matters – Increasing Energy

Demand” is a comprehensive plan to meet the anticipated demand in the Utilities’ service territories and provides a solid basis for slowing and reducing CO2 emissions by focusing on energy efficiency, alternative energy and state-of-the-art power generation. We issued our latest report on global climate change in the second quarter of 2008, which further evaluates and states our position on this dynamic issue.

There are ongoing efforts to reach a new international climate change treaty to succeed the Kyoto Protocol. The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of CO2 and other GHGs. Although the treaty went into effect on February 16, 2005, the United States has not adopted it.

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

On April 2, 2007, the U.S. Supreme Court ruled that the EPA has the authority under the Clean Air Act to regulate CO2 emissions from new automobiles. On April 2, 2008, 18 states and 11 environmental groups filed an action in the D.C. Court of Appeals against the EPA Administrator seeking an order requiring the EPA to make a determination within 60 days of whether GHG emissions endanger public health and welfare. The D.C. Court of Appeals denied the petition on June 26, 2008. On April 17, 2009, the EPA issued a proposed endangerment finding under the Clean Air Act, which identified six GHGs (CO2, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride) that pose a potential threat to human health and welfare. The EPA is expected to make a final determination later this year. The outcome of this matter cannot be predicted.

Prior to 2009, the EPA received waiver requests from a number of states to allow those states to set standards for CO2 emissions from new vehicles. The EPA denied those requests. On January 26, 2009, the Obama administration requested the EPA to review those denials of waiver requests. On June 30, 2009, the EPA granted California’s waiver request, enabling the state to enforce its GHG emissions standards for new motor vehicles, beginning with the current model year. Additional states may set similar standards as a result of the decision. The impact of this development cannot be predicted.

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

Net cash provided by operating activities increased $83 million for the six months ended June 30, 2009, when compared to the corresponding period in the prior year. The increase was primarily due to a $141 million increase from income taxes, net, primarily due to lower net federal income tax payments; a $62 million increase in the recovery of deferred fuel costs due to higher fuel rates in 2009; and a $52 million decrease in accounts receivable and receivables from affiliated companies, largely driven by lower wholesale revenues and the timing of customer billings and receipts. These impacts were partially offset by a $157 million decrease from accounts payable and accounts payable to affiliated companies, primarily driven by the timing of purchases and payments to vendors.

Net cash used by investing activities increased $110 million for the six months ended June 30, 2009, when compared to the corresponding period in the prior year. The increase was primarily due to a $71 million increase in gross property additions and a $36 million increase in advances to affiliated companies.

Net cash used by financing activities decreased $34 million for the six months ended June 30, 2009, when compared to the corresponding period in the prior year. The decrease was primarily due to the $400 million payment at maturity of PEC’s 5.95% Senior Notes, the $200 million in dividends paid to the Parent and the $110 million net repayment of commercial paper outstanding in 2009. These impacts were partially offset by a $273 million increase in the proceeds from the issuance of long-term debt in 2009 compared to 2008, as well as the $300 million payment at maturity of long-term debt and $154 million repayment of advances from affiliates in 2008. PEC’s 2009 financing activities are further described under Progress Energy’s MD&A, “Liquidity and Capital Resources.”

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

Net cash provided by operating activities decreased $209 million for the six months ended June 30, 2009, when compared to the corresponding period in the prior year. The decrease was primarily due to $409 million in cash collateral posted by counterparties on derivative contracts in 2008; a $183 million decrease from accounts payable and payables to affiliated companies, largely driven by changes in fuel purchase costs and the timing of payments to vendors; a $94 million net increase in federal income tax payments; and $55 million in storm recovery surcharge collections during 2008. The storm surcharge expired in the third quarter of 2008. These impacts were partially offset by a $233 million increase in the recovery of deferred fuel costs due to higher fuel rates, a $104 million increase in the recovery of nuclear construction costs under Florida’s nuclear cost-recovery rule, an $84 million increase due to derivative collateral included in prepayments and other current assets, and a $66 million decrease in emission allowance purchases.

Net cash used by investing activities increased $22 million for the six months ended June 30, 2009, when compared to the corresponding period in the prior year. The increase was primarily due  to a $149 million decrease in settlements of advances to affiliates and a $17 million increase in nuclear fuel additions. These impacts were partially offset by a $151 million decrease in property additions. The decrease in property additions was driven by decreases in environmental compliance spending and spending for repowering the Bartow plant to more efficient natural gas-burning technology, partially offset by an increase in expenditures for nuclear projects.

Net cash provided by financing activities decreased $1.094 billion for the six months ended June 30, 2009, when compared to the corresponding period in the prior year. The decrease was primarily due to $1.476 billion in proceeds received from the issuance of long-term debt, net in 2008 and the $371 million net repayment of commercial paper outstanding in 2009. These impacts were partially offset by a $363 million change in advances from affiliates, $310 million in contributions from the Parent, and the payment at maturity of $80 million of long-term debt in 2008. PEF’s 2009 financing activities are further described under Progress Energy’s MD&A, “Liquidity and Capital Resources.”

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

Certain market risks are inherent in our financial instruments, which arise from transactions entered into in the normal course of business. Our primary exposures are changes in interest rates with respect to our long-term debt and commercial paper, fluctuations in the return on marketable securities with respect to our NDT funds, changes in the market value of CVOs, and changes in energy-related commodity prices.

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

INTEREST RATE RISK

Our exposure to changes in interest rates from fixed rate and variable rate long-term debt at June 30, 2009, has changed from December 31, 2008. The total notional amount of fixed rate long-term debt at June 30, 2009, was $10.295 billion, with an average interest rate of 6.16% and fair market value of $11.0 billion. The total notional amount of fixed rate long-term debt at December 31, 2008, was $9.346 billion, with an average interest rate of 6.17% and fair market value of $9.9 billion. The total notional amount of variable rate long-term debt at June 30, 2009, was $961 million, with an average interest rate of 0.74% and fair market value of $1.0 billion. The total notional amount of variable rate long-term debt at December 31, 2008, was $1.061 billion, with an average interest rate of 2.27% and fair market value of $1.1 billion. The total notional amount of debt to affiliated trust at June 30, 2009, and December 31, 2008, was $309 million, with an average interest rate of 7.10%. At June 30, 2009 and December 31, 2008, the fair market value of debt to affiliated trust was $301 million and $290 million, respectively.

In addition to our variable rate long-term debt, we typically have commercial paper and/or loans outstanding under our RCA facilities, which are also exposed to floating interest rates. At June 30, 2009 and December 31, 2008, approximately 12 percent and 18 percent, respectively, of consolidated debt was in floating rate mode.

Based on our variable rate long-term debt balances at June 30, 2009, a 100 basis point change in interest rates would result in an annual interest expense change of approximately $10 million. Based on our variable rate short-term debt balances at June 30, 2009, a 100 basis point change in interest rates would result in an annual interest expense change of approximately $5 million.

From time to time, we use interest rate derivative instruments to adjust the mix between fixed and floating rate debt in our debt portfolio, to mitigate our exposure to interest rate fluctuations associated with certain debt instruments, and to hedge interest rates with regard to future fixed rate debt issuances.

The notional amounts of interest rate derivatives are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the exposure in the transaction is the cost of replacing the agreements at current market rates. We only enter into interest rate derivative transactions with banks with credit ratings of single A or better.

We use a number of models and methods to determine interest rate risk exposure and fair value of derivative positions. For reporting purposes, fair values and exposures of derivative positions are determined as of the end of the reporting period using the Bloomberg Financial Markets system.

In accordance with GAAP, interest rate derivatives that qualify as hedges are separated into one of two categories, cash flow hedges or fair value hedges. Cash flow hedges are used to reduce exposure to changes in cash flow due to fluctuating interest rates. Fair value hedges are used to reduce exposure to changes in fair value due to interest rate changes.

The following table summarizes the terms, fair market values and exposures of our interest rate derivative instruments. All of the positions included in the table consist of forward starting swaps used to mitigate exposure to interest rate risk in anticipation of future debt issuances. Subsequent to June 30, 2009, the Parent entered into an additional $50 million notional forward starting swap to mitigate exposure to interest rate risk in anticipation of future debt issuances.

Cash Flow Hedges (dollars in millions)	Notional Amount	Pay	Receive (a)	Fair Value	Exposure (b)
Parent
Risk hedged at June 30, 2009
Anticipated 10-year debt issue (c)	$100	3.86%	3-month LIBOR	$4	$(2)

Risk hedged at December 31, 2008
Anticipated 10-year debt issue (d)	$200	4.36%	3-month LIBOR	$(30)	$(5)

PEC
Risk hedged at June 30, 2009
Anticipated 10-year debt issue (e)	$100	4.07%	3-month LIBOR	$5	$(2)

Risk hedged at December 31, 2008
Anticipated 10-year debt issue (f)	$250	4.18%	3-month LIBOR	$(35)	$(6)

PEF
Risk hedged at June 30, 2009
Anticipated 10-year debt issue (g)	$75	3.48%	3-month LIBOR	$4	$(1)
Risk hedged at December 31, 2008:	None

(a)	3-month LIBOR rate was 0.595% at June 30, 2009, and 1.43% at December 31, 2008.
(b)	Exposure indicates change in value due to 25 basis point unfavorable shift in interest rates.
(c)	Anticipated 10-year debt issue hedges executed January 2009 and June 2009 mature on March 1, 2021, and require mandatory cash settlement on March 1, 2011.
(d)	Anticipated 10-year debt issue hedges were terminated on March 16, 2009, in conjunction with the Parent’s issuance of $450 million of 7.05% Senior Notes due 2019.
(e)	Anticipated 10-year debt issue hedges executed January 2009 and June 2009 mature on July 16, 2022, and require mandatory cash settlement on July 16, 2012.
(f)	Anticipated 10-year debt issue hedges were terminated on January 8, 2009, in conjunction with PEC’s issuance of $600 million 5.30% First Mortgage Bonds due 2019.
(g)	Anticipated 10-year debt issue hedges executed January 2009 and June 2009 mature on June 1, 2020, and require mandatory cash settlement on June 1, 2010.

MARKETABLE SECURITIES PRICE RISK

At June 30, 2009 and December 31, 2008, the fair value of our NDT funds was $1.160 billion and $1.089 billion, respectively, including $725 million and $672 million, respectively, for PEC and $435 million and $417 million, respectively, for PEF. The accounting for nuclear decommissioning recognizes that the Utilities’ regulated electric rates provide for recovery of these costs net of any trust fund earnings, and, therefore, fluctuations in trust fund marketable security returns do not affect earnings.

CONTINGENT VALUE OBLIGATIONS MARKET VALUE RISK

CVOs are recorded at fair value, and unrealized gains and losses from changes in fair value are recognized in earnings. At June 30, 2009 and December 31, 2008, the fair value of CVOs was $26 million and $34 million, respectively. We perform sensitivity analyses to estimate our exposure to the market risk of the CVOs. The sensitivity analysis performed on the CVOs uses quoted prices obtained from brokers or quote services to measure the potential loss in earnings from a hypothetical 10 percent adverse change in market prices over the next 12 months. A hypothetical 10 percent increase in the June 30, 2009 market price would result in a $3 million increase in the fair value of the CVOs and a corresponding increase in the CVO liability.

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

Most of our commodity contracts are not derivatives or qualify as normal purchases or sales and, therefore, are not recorded at fair value. We perform sensitivity analyses to estimate our exposure to the market risk of our derivative commodity instruments that are not eligible for recovery from ratepayers. At June 30, 2009, substantially all derivative commodity instrument positions were subject to retail regulatory treatment.

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

The Utilities have derivative instruments related to their exposure to price fluctuations on fuel oil and natural gas purchases. Substantially all of these instruments receive regulatory accounting treatment. Related unrealized gains and losses are recorded in regulatory liabilities and regulatory assets, respectively, on the Balance Sheets until the contracts are settled. After settlement of the derivatives and the fuel is consumed, realized gains or losses are passed through the fuel cost-recovery clause. During the three and six months ended June 30, 2009, PEC recorded net realized losses of $21 million and $39 million, respectively. PEC’s net realized gain was $6 million during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2009, PEF recorded net realized losses of $164 million and $273 million, respectively. During the three and six months ended June 30, 2008, PEF recorded net realized gains of $103 million and $119 million, respectively.

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

At June 30, 2009, the fair value of PEC’s commodity derivative instruments was recorded as a $1 million long-term derivative asset position included in other assets and deferred debits, a $46 million short-term derivative liability position included in derivative liabilities and a $56 million long-term derivative liability position included in other liabilities and deferred credits on the PEC Consolidated Balance Sheet. At December 31, 2008, the fair value of such instruments was recorded as a $45 million short-term derivative liability position included in derivative liabilities and a $54 million long-term derivative liability position included in other liabilities and deferred credits on the PEC Consolidated Balance Sheet. Certain counterparties have held cash collateral with PEC in support of these instruments. PEC had a cash collateral asset included in prepayments and other current assets of $8 million and $18 million on the PEC Consolidated Balance Sheet at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009, the fair value of PEF’s commodity derivative instruments was recorded as a $6 million short-term derivative asset position included in prepayments and other current assets, a $9 million long-term derivative asset position included in other assets and deferred debits, a $361 million short-term derivative liability position included in current derivative liabilities, and a $184 million long-term derivative liability position included in derivative liabilities on the PEF Balance Sheet. At December 31, 2008, the fair value of such instruments was recorded as a $9 million short-term derivative asset position included in prepayments and other current assets, a $1 million long-term derivative asset position included in other assets and deferred debits, a $380 million short-term derivative liability position included in current derivative liabilities, and a $209 million long-term derivative liability position included in derivative liabilities on the PEF Balance Sheet. Certain counterparties have held cash collateral in support of these instruments. Due to the changes in natural gas prices and settlements of financial hedge agreements since December 31, 2008, PEF’s cash collateral asset included in derivative collateral posted on the PEF Balance Sheet was $294 million at June 30, 2009, compared to $335 million at December 31, 2008.

CASH FLOW HEDGES

The Utilities designate a portion of commodity derivative instruments as cash flow hedges. From time to time we hedge exposure to market risk associated with fluctuations in the price of power for our forecasted sales. Realized gains and losses are recorded net in operating revenues. We also hedge exposure to market risk associated with fluctuations in the price of fuel for fleet vehicles. Realized gains and losses are recorded net as part of fleet vehicle costs. At June 30, 2009 and December 31, 2008, neither we nor the Utilities had material outstanding positions in such contracts. The ineffective portion of commodity cash flow hedges was not material to our or the Utilities’ results of operations for the three and six months ended June 30, 2009 and 2008.

At June 30, 2009 and December 31, 2008, the amount recorded in our or the Utilities accumulated other comprehensive income related to commodity cash flow hedges was not material.

PEC

The information required by this item is incorporated herein by reference to the “Quantitative and Qualitative Disclosures about Market Risk” discussed above insofar as it relates to PEC.

PEC has certain market risks inherent in its financial instruments, which arise from transactions entered into in the normal course of business. PEC’s primary exposures are changes in interest rates with respect to long-term debt and commercial paper, fluctuations in the return on marketable securities with respect to its NDT funds, and changes in energy related commodity prices. Other than discussed above, PEC’s exposure to these risks has not materially changed since December 31, 2008.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no change in PEC’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

There has been no change in PEF’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of our goodwill is allocated to our utility segments and goodwill impairment tests are performed at the utility segment level.

We calculate the fair value of our utility segments by considering various factors, including valuation studies based primarily on income and market approaches. These calculations are dependent on subjective factors such as management’s estimate of future cash flows and the selection of appropriate discount and growth rates from a marketplace participant’s perspective. These underlying assumptions and estimates are made as of a point in time; subsequent changes, particularly changes in management’s estimate of future cash flows and the discount rates, interest rates and growth rates, could result in a future impairment charge to goodwill. Impairment of our recorded goodwill could result in earnings volatility and an increase in our leverage, which could trigger a downgrade of our credit ratings leading to higher borrowing costs and/or dilution through additional issuances of common stock.

ITEM 2.                 UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

RESTRICTED STOCK UNIT AWARD PAYOUTS

(a)
Securities Delivered. On May 21, 2009, 812 shares of our common stock were delivered to certain former employees pursuant to the terms of the Progress Energy 2002 and 2007 Equity Incentive Plans (individually and collectively, the “EIP,”) which have been approved by Progress Energy’s shareholders. Additionally, on June 22, 2009, 262 shares of our common stock were delivered to a current employee pursuant to the terms of the EIP. The shares of common stock delivered pursuant to the EIP were newly issued shares of Progress Energy.

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

ISSUER PURCHASES OF EQUITY SECURITIES FOR SECOND QUARTER OF 2009

Period	(a) Total Number of Shares (or Units) Purchased (1)(2)(3)(4)(5)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
April 1 – April 30	225,165	$35.1661	N/A	N/A
May 1– May 31	444,257	34.6224	N/A	N/A
June 1– June 30	122,240	36.7229	N/A	N/A
Total	791,662	$35.1014	N/A	N/A

(1)	At June 30, 2009, Progress Energy does not have any publicly announced plans or programs to purchase shares of its common stock.
(2)	The plan administrator purchased 295,667 shares of our common stock in open-market transactions to meet share delivery obligations under the Progress Energy 401(k) Savings and Stock Ownership Plan.
(3)	The plan administrator purchased 154,567 shares of our common stock in open-market transactions to meet share delivery obligations under the Savings Plan for Employees of Florida Progress Corporation.
(4)	The plan administrator purchased 341,042 shares of our common stock in open-market transactions to meet share delivery obligations under the Progress Energy Investor Plus Plan.
(5)
Progress Energy withheld 386 shares of our common stock during the second quarter of 2009 and 460 shares during the first quarter of 2009 to pay taxes due upon the payout of certain Restricted Stock Unit Awards and Performance Share Sub-Plan Awards pursuant to the terms of the Company’s 2002 and 2007 Equity Incentive Plans.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PROGRESS ENERGY

(a)	The Annual Meeting of the Shareholders of Progress Energy, Inc. was held on May 13, 2009.

(b)
The meeting involved the election of twelve directors for one-year terms. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to management’s nominees as listed below, and all nominees were elected.

(c)	The total votes for the election of directors were as follows:

Director	Shares Voted For	Shares Voted Against	Shares Abstaining
James E. Bostic, Jr.	216,383,914	2,386,784	1,188,981
Harris E. DeLoach, Jr.	213,219,928	5,627,637	1,112,114
James B. Hyler, Jr.	216,397,193	2,460,029	1,102,457
William D. Johnson	215,418,570	3,354,227	1,186,882
Robert W. Jones	163,516,934	54,836,868	1,605,877
W. Steven Jones	215,953,142	2,876,964	1,129,573
E. Marie McKee	215,961,085	2,835,652	1,162,942
John H. Mullin, III	215,812,030	3,014,403	1,133,245
Charles W. Pryor, Jr.	216,390,256	2,428,083	1,141,340
Carlos A. Saladrigas	215,884,954	2,844,638	1,230,087
Theresa M. Stone	216,305,347	2,533,159	1,121,173
Alfred C. Tollison, Jr.	216,253,114	2,566,275	1,140,290

The Board of Directors’ proposal to ratify the selection of Deloitte & Touche LLP as Progress Energy’s independent registered public accounting firm was approved by the shareholders.

The number of shares voted for the proposal was 216,875,018
The number of shares voted against the proposal was 2,048,114
The number of abstaining votes was 1,036,548

The Board of Directors’ proposal relating to the executive incentive plan was approved by the shareholders.

The number of shares voted for the proposal was 165,252,786
The number of shares voted against the proposal was 52,296,396
The number of abstaining votes was 2,408,997
The number of broker non-votes was 1,500

PEC

(a)	The Annual Meeting of the Shareholders of Carolina Power & Light Company was held on May 13, 2009.

(b)
The meeting involved the election of two Class II directors (term expiring in 2012). Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to management’s nominees as listed below, and all nominees were elected.

(c)	The total votes for the election of directors were as follows:

Director	Votes For	Votes Withheld
Class II (Term Expiring in 2012)
William D. Johnson	159,933,207	13,560
Paula J. Sims	159,931,606	15,161

The Board of Directors’ proposal to ratify the selection of Deloitte & Touche LLP as PEC’s independent registered public accounting firm was approved by the shareholders.

The number of shares voted for the proposal was 159,933,951
The number of shares voted against the proposal was 6,431
The number of abstaining votes was 6,385

The Board of Directors’ proposal to amend the By-Laws of the Company to reduce the size of the Board of Directors was approved by the shareholders.

The number of shares voted for the proposal was 159,926,653
The number of shares voted against the proposal was 11,268
The number of abstaining votes was 8,846

The Board of Directors’ proposal to amend the By-Laws of the Company to provide for the annual election of all members of the Board of Directors was approved by the shareholders.

The number of shares voted for the proposal was 159,928,153
The number of shares voted against the proposal was 12,322
The number of abstaining votes was 6,292

ITEM 5.                 OTHER INFORMATION

As allowed under the SEC’s implementation guidelines contained in the Interactive Data to Improve Financial Reporting Final Rule, we will furnish Exhibit 101 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 in Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, within the initial 30-day grace period following our filing date. No other changes or additions to the financial statements or disclosure provided in this Form 10-Q are expected in connection with the Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

ITEM 6.                 EXHIBITS

(a)	Exhibits

Exhibit Number	Description	Progress Energy	PEC	PEF

3(b)	By-laws of Carolina Power & Light Company, as amended on May 13, 2009		X

31(a)	302 Certifications of Chief Executive Officer	X

31(b)	302 Certifications of Chief Financial Officer	X

31(c)	302 Certifications of Chief Executive Officer		X

31(d)	302 Certifications of Chief Financial Officer		X

31(e)	302 Certifications of Chief Executive Officer			X

31(f)	302 Certifications of Chief Financial Officer			X

32(a)	906 Certifications of Chief Executive Officer	X

32(b)	906 Certifications of Chief Financial Officer	X

32(c)	906 Certifications of Chief Executive Officer		X

32(d)	906 Certifications of Chief Financial Officer		X

32(e)	906 Certifications of Chief Executive Officer			X

32(f)	906 Certifications of Chief Financial Officer			X

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PROGRESS ENERGY, INC.
CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
Date: August 7, 2009	(Registrants)

By: /s/ Mark F. Mulhern
Mark F. Mulhern
Senior Vice President and Chief Financial Officer

By: /s/ Jeffrey M. Stone
Jeffrey M. Stone
Chief Accounting Officer and Controller
Progress Energy, Inc.
Chief Accounting Officer
Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.
Florida Power Corporation d/b/a Progress Energy Florida, Inc.