Form 10-Q
period 2010-03-31
CAROLINA POWER & LIGHT CO; FLORIDA POWER CORP; PROGRESS ENERGY INC
filed 2010-05-10
CIK 17797, 37637, 1094093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Progress Energy	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer	☐	Smaller reporting company	☐

PEC	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

PEF	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Progress Energy	Yes	☐	No	☒
PEC	Yes	☐	No	☒
PEF	Yes	☐	No	☒

At May 3, 2010, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares
Progress Energy	Common Stock (Without Par Value)	287,171,852

PEC	Common Stock (Without Par Value)	159,608,055 (all of which were held directly by Progress Energy, Inc.)

PEF	Common Stock (Without Par Value)	100 (all of which were held indirectly by Progress Energy, Inc.)

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

TABLE OF CONTENTS
GLOSSARY OF TERMS		2

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS		5

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	6

	Unaudited Condensed Interim Financial Statements:

	Progress Energy, Inc. (Progress Energy)
	Unaudited Condensed Consolidated Statements of Income	6
	Unaudited Condensed Consolidated Balance Sheets	7
	Unaudited Condensed Consolidated Statements of Cash Flows	8

	Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC)
	Unaudited Condensed Consolidated Statements of Income	9
	Unaudited Condensed Consolidated Balance Sheets	10
	Unaudited Condensed Consolidated Statements of Cash Flows	11

	Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF)
	Unaudited Condensed Statements of Income	12
	Unaudited Condensed Balance Sheets	13
	Unaudited Condensed Statements of Cash Flows	14

	Combined Notes to Unaudited Condensed Interim Financial Statements for Progress Energy, Inc., Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. and Florida Power Corporation d/b/a Progress Energy Florida, Inc.	15

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	58

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	95

ITEM 4.	CONTROLS AND PROCEDURES	100

ITEM 4T.	CONTROLS AND PROCEDURES	100

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	101

ITEM 1A.	RISK FACTORS	101

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	101

ITEM 6.	EXHIBITS	103

SIGNATURES		104

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

The following abbreviations, acronyms or initialisms are used by the Progress Registrants:

TERM	DEFINITION

2009 Form 10-K	Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2009
401(k)	Progress Energy 401(k) Savings & Stock Ownership Plan
AFUDC	Allowance for funds used during construction
ARB	Accounting Research Bulletin
ARO	Asset retirement obligation
ASLB	Atomic Safety and Licensing Board
Asset Purchase Agreement	Agreement by and among Global, Earthco and certain affiliates, and the Progress Affiliates as amended on August 23, 2000
ASC	FASB Accounting Standards Codification
ASU	Accounting Standards Update
Audit Committee	Audit and Corporate Performance Committee of Progress Energy’s board of directors
BART	Best Available Retrofit Technology
Base Revenues	Non-GAAP measure defined as operating revenues excluding clause recoverable regulatory returns, miscellaneous revenues and fuel and other pass-through revenues
Brunswick	PEC’s Brunswick Nuclear Plant
Btu	British thermal unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CCRC	Capacity Cost-Recovery Clause
CERCLA or Superfund	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Ceredo	Ceredo Synfuel LLC
CIGFUR	Carolina Industrial Group for Fair Utility Rates II
Clean Smokestacks Act	North Carolina Clean Smokestacks Act
the Code	Internal Revenue Code
CO2	Carbon dioxide
COL	Combined license
Corporate and Other	Corporate and Other segment primarily includes the Parent, Progress Energy Service Company and miscellaneous other nonregulated businesses
CR1 and CR2	PEF’s Crystal River Units No. 1 and No. 2 coal-fired steam turbines
CR3	PEF’s Crystal River Unit No. 3 Nuclear Plant
CR4 and CR5	PEF’s Crystal River Units No. 4 and No. 5 coal-fired steam turbines
CUCA	Carolina Utility Customer Association
CVO	Contingent value obligation
D.C. Court of Appeals	U.S. Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DSM	Demand-side management
Earthco	Four coal-based solid synthetic fuels limited liability companies of which three were wholly owned
ECCR	Energy Conservation Cost Recovery Clause

ECRC	Environmental Cost Recovery Clause
EE	Energy efficiency
EIP	Equity Incentive Plan
EPACT	Energy Policy Act of 2005
EPC	Engineering, procurement and construction
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company, LLC
Fitch	Fitch Ratings
the Florida Global Case	U.S. Global, LLC v. Progress Energy, Inc. et al
Florida Progress	Florida Progress Corporation
FPSC	Florida Public Service Commission
FRCC	Florida Reliability Coordinating Council
Funding Corp.	Florida Progress Funding Corporation, a wholly owned subsidiary of Florida Progress
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Global	U.S. Global, LLC
GridSouth	GridSouth Transco, LLC
GWh	Gigawatt-hours
Harris	PEC’s Shearon Harris Nuclear Plant
IPP	Progress Energy Investor Plus Plan
kV	Kilovolt
kVA	Kilovolt-ampere
kWh	Kilowatt-hours
Levy	PEF’s proposed nuclear plant in Levy County, Fla.
LIBOR	London Inter Bank Offered Rate
MACT	Maximum achievable control technology
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in PART I, Item 2 of this Form 10-Q
Medicare Act	Medicare Prescription Drug, Improvement and Modernization Act of 2003
MGP	Manufactured gas plant
MW	Megawatts
MWh	Megawatt-hours
Moody’s	Moody’s Investors Service, Inc.
NAAQS	National Ambient Air Quality Standards
NC REPS	North Carolina Renewable Energy and Energy Efficiency Portfolio Standard
NCUC	North Carolina Utilities Commission
NDT	Nuclear decommissioning trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
North Carolina Global Case	Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC
the Notes Guarantee	Florida Progress’ full and unconditional guarantee of the Subordinated Notes
NOx	Nitrogen Oxides
NRC	United States Nuclear Regulatory Commission
O&M	Operation and maintenance expense
OATT	Open Access Transmission Tariff
OCI	Other comprehensive income
Ongoing Earnings	Non-GAAP financial measure that includes results from continuing operations after excluding the effects of certain identified gains and charges
OPC	Florida’s Office of Public Counsel

OPEB	Postretirement benefits other than pensions
the Parent	Progress Energy, Inc. holding company on an unconsolidated basis
PEC	Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.
PEF	Florida Power Corporation d/b/a Progress Energy Florida, Inc.
PESC	Progress Energy Service Company, LLC
Power Agency	North Carolina Eastern Municipal Power Agency
PPACA	Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act
Preferred Securities	7.10% Cumulative Quarterly Income Preferred Securities due 2039, Series A issued by the Trust
Preferred Securities Guarantee	Florida Progress’ guarantee of all distributions related to the Preferred Securities
Progress Affiliates	Five affiliated coal-based solid synthetic fuels facilities
Progress Energy	Progress Energy, Inc. and subsidiaries on a consolidated basis
Progress Registrants	The reporting registrants within the Progress Energy consolidated group. Collectively, Progress Energy, Inc., PEC and PEF
Progress Fuels	Progress Fuels Corporation, formerly Electric Fuels Corporation
PRP	Potentially responsible party, as defined in CERCLA
PSSP	Performance Share Sub-Plan
PUHCA 2005	Public Utility Holding Company Act of 2005
PVI	Progress Energy Ventures, Inc., formerly referred to as Progress Ventures, Inc.
QF	Qualifying facility
RCA	Revolving credit agreement
Reagents	Commodities such as ammonia and limestone used in emissions control technologies
REPS	Renewable energy portfolio standard
RDS	Retiree Drug Subsidy related to benefits under Medicare Part D
Robinson	PEC’s Robinson Nuclear Plant
ROE	Return on equity
RSU	Restricted stock unit
RTO	Regional transmission organization
SCPSC	Public Service Commission of South Carolina
Section 29	Section 29 of the Code
Section 29/45K	General business tax credits earned after December 31, 2005 for synthetic fuels production in accordance with Section 29
Section 316(b)	Section 316(b) of the Clean Water Act
(See Note/s “#”)	For all sections, this is a cross-reference to the Combined Notes to the Financial Statements contained in PART I, Item I of this Form 10-Q
SERC	SERC Reliability Corporation
S&P	Standard & Poor’s Rating Services
SNG	Southern Natural Gas Company
SO2	Sulfur dioxide
Subordinated Notes	7.10% Junior Subordinated Deferrable Interest Notes due 2039 issued by Funding Corp.
Tax Agreement	Intercompany Income Tax Allocation Agreement
Terminals	Coal terminals and docks in West Virginia and Kentucky, which were sold on March 7, 2008
the Trust	FPC Capital I
the Utilities	Collectively, PEC and PEF
VIE	Variable interest entity
Ward	Ward Transformer site located in Raleigh, N.C.
Ward OU1	Operable unit for stream segments downstream from the Ward site
Ward OU2	Operable unit for further investigation at the Ward facility and certain adjacent areas

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

In addition, examples of forward-looking statements discussed in this Form 10-Q include, but are not limited to, statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) including, but not limited to, statements under the sub-heading “Results of Operations” about trends and uncertainties; “Liquidity and Capital Resources” about operating cash flows, future liquidity requirements and estimated capital expenditures and “Other Matters” about goodwill, changes in the regulatory environment, meeting anticipated demand in our regulated service territories, potential nuclear construction, the effects of new environmental regulations, and our synthetic fuel tax credits.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex laws and regulations, including those relating to the environment and energy policy; our ability to recover eligible costs and earn an adequate return on investment through the regulatory process; the ability to successfully operate electric generating facilities and deliver electricity to customers; the impact on our facilities and businesses from a terrorist attack; the ability to meet the anticipated future need for additional baseload generation and associated transmission facilities in our regulated service territories and the accompanying regulatory and financial risks; our ability to meet current and future renewable energy requirements; the inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, safety, regulatory and financial risks; the financial resources and capital needed to comply with environmental laws and regulations; risks associated with climate change; weather and drought conditions that directly influence the production, delivery and demand for electricity; recurring seasonal fluctuations in demand for electricity; the ability to recover in a timely manner, if at all, costs associated with future significant weather events through the regulatory process; fluctuations in the price of energy commodities and purchased power and our ability to recover such costs through the regulatory process; the Progress Registrants’ ability to control costs, including operations and maintenance expense (O&M) and large construction projects; the ability of our subsidiaries to pay upstream dividends or distributions to Progress Energy, Inc. holding company (the Parent); current economic conditions; the ability to successfully access capital markets on favorable terms; the stability of commercial credit markets and our access to short- and long-term credit; the impact that increases in leverage or reductions in cash flow may have on each of the Progress Registrants; the Progress Registrants’ ability to maintain their current credit ratings and the impacts in the event their credit ratings are downgraded; the investment performance of our nuclear decommissioning trust (NDT) funds; the investment performance of the assets of our pension and benefit plans and resulting impact on future funding requirements; the impact of potential goodwill impairments; our ability to fully utilize tax credits generated from the previous production and sale of qualifying synthetic fuels under Internal Revenue Code Section 29/45K (Section 29/45K); and the outcome of any ongoing or future litigation or similar disputes and the impact of any such outcome or related settlements. Many of these risks similarly impact our nonreporting subsidiaries.

These and other risk factors are detailed from time to time in the Progress Registrants’ filings with the SEC. Many, but not all, of the factors that may impact actual results are discussed in the Risk Factors section in the Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2009 (2009 Form 10-K), which was filed with the SEC on February 26, 2010, and is updated for material changes, if any, in this Form 10-Q and in our other SEC filings. Before purchasing securities of the Progress Registrants, you should carefully consider the risks and other information in the documents the Progress Registrants file with the SEC from time to time. Each of the described risks could result in a decrease in the value of the securities of the Progress Registrants and your investment therein.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2010

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of INCOME
(in millions except per share data)
Three months ended March 31	2010	2009
Operating revenues	$2,535	$2,442
Operating expenses
Fuel used in electric generation	896	954
Purchased power	263	217
Operation and maintenance	480	453
Depreciation, amortization and accretion	246	280
Taxes other than on income	154	143
Other	2	2
Total operating expenses	2,041	2,049
Operating income	494	393
Other income (expense)
Interest income	2	4
Allowance for equity funds used during construction	21	39
Other, net	(5)	(1)
Total other income, net	18	42
Interest charges
Interest charges	191	179
Allowance for borrowed funds used during construction	(9)	(12)
Total interest charges, net	182	167
Income from continuing operations before income tax	330	268
Income tax expense	139	85
Income from continuing operations before cumulative effect of change in accounting principle
Discontinued operations, net of tax	1	–
Cumulative effect of change in accounting principle, net of tax	(2)	–
Net income	190	183
Net income attributable to noncontrolling interests, net of tax	–	(1)
Net income attributable to controlling interests	$190	$182
Average common shares outstanding – basic	284	277
Basic and diluted earnings per common share
Income from continuing operations attributable to controlling interests, net of tax	$0.67	$0.66
Discontinued operations attributable to controlling interests, net of tax	–	–
Net income attributable to controlling interests	$0.67	$0.66
Dividends declared per common share	$0.620	$0.620
Amounts attributable to controlling interests
Income from continuing operations attributable to controlling interests, net of tax	$189	$182
Discontinued operations attributable to controlling interests, net of tax	1	–
Net income attributable to controlling interests	$190	$182

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)	March 31, 2010	December 31, 2009
ASSETS
Utility plant
Utility plant in service	$29,083	$28,918
Accumulated depreciation	(11,695)	(11,576)
Utility plant in service, net	17,388	17,342
Held for future use	48	47
Construction work in progress	2,163	1,790
Nuclear fuel, net of amortization	542	554
Total utility plant, net	20,141	19,733
Current assets
Cash and cash equivalents	1,021	725
Receivables, net	826	800
Inventory	1,232	1,325
Regulatory assets	210	142
Derivative collateral posted	297	146
Income taxes receivable	15	145
Prepayments and other current assets	229	248
Total current assets	3,830	3,531
Deferred debits and other assets
Regulatory assets	2,332	2,179
Nuclear decommissioning trust funds	1,426	1,367
Miscellaneous other property and investments	428	438
Goodwill	3,655	3,655
Other assets and deferred debits	322	333
Total deferred debits and other assets	8,163	7,972
Total assets	$32,134	$31,236
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 500 million shares authorized, 287 million and 281 million shares issued and outstanding, respectively	$7,085	$6,873
Unearned ESOP shares (– and 1 million shares, respectively)	(4)	(12)
Accumulated other comprehensive loss	(91)	(87)
Retained earnings	2,686	2,675
Total common stock equity	9,676	9,449
Noncontrolling interests	5	6
Total equity	9,681	9,455
Preferred stock of subsidiaries	93	93
Long-term debt, affiliate	272	272
Long-term debt, net	11,662	11,779
Total capitalization	21,708	21,599
Current liabilities
Current portion of long-term debt	1,006	406
Short-term debt	–	140
Accounts payable	860	835
Interest accrued	189	206
Dividends declared	179	175
Customer deposits	309	300
Derivative liabilities	281	190
Accrued compensation and other benefits	110	167
Other current liabilities	308	239
Total current liabilities	3,242	2,658
Deferred credits and other liabilities
Noncurrent income tax liabilities	1,239	1,196
Accumulated deferred investment tax credits	115	117
Regulatory liabilities	2,574	2,510
Asset retirement obligations	1,186	1,170
Accrued pension and other benefits	1,337	1,339
Derivative liabilities	324	240
Other liabilities and deferred credits	409	407
Total deferred credits and other liabilities	7,184	6,979
Commitments and contingencies (Notes 12 and 13)
Total capitalization and liabilities	$32,134	$31,236

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Three months ended March 31	2010	2009
Operating activities
Net income	$190	$183
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	285	313
Deferred income taxes and investment tax credits, net	51	(26)
Deferred fuel (credit) cost	(45)	128
Allowance for equity funds used during construction	(21)	(39)
Other adjustments to net income	63	63
Cash (used) provided by changes in operating assets and liabilities
Receivables	(32)	5
Inventory	98	(62)
Derivative collateral posted	(157)	(216)
Other assets	(17)	29
Income taxes, net	165	183
Accounts payable	31	(76)
Other liabilities	(25)	(90)
Net cash provided by operating activities	586	395
Investing activities
Gross property additions	(555)	(639)
Nuclear fuel additions	(54)	(37)
Purchases of available-for-sale securities and other investments	(1,986)	(716)
Proceeds from available-for-sale securities and other investments	1,977	706
Other investing activities	(1)	(5)
Net cash used by investing activities	(619)	(691)
Financing activities
Issuance of common stock, net	197	545
Dividends paid on common stock	(175)	(173)
Payments of short-term debt with original maturities greater than 90 days	–	(29)
Net decrease in short-term debt	(140)	(490)
Proceeds from issuance of long-term debt, net	591	1,338
Retirement of long-term debt	(100)	(400)
Other financing activities	(44)	(43)
Net cash provided by financing activities	329	748
Net increase in cash and cash equivalents	296	452
Cash and cash equivalents at beginning of period	725	180
Cash and cash equivalents at end of period	$1,021	$632
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$235	$238

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2010

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of INCOME
(in millions)
Three months ended March 31	2010	2009
Operating revenues	$1,263	$1,178
Operating expenses
Fuel used in electric generation	483	442
Purchased power	50	57
Operation and maintenance	285	259
Depreciation, amortization and accretion	118	117
Taxes other than on income	60	54
Other	1	–
Total operating expenses	997	929
Operating income	266	249
Other income (expense)
Interest income	1	2
Allowance for equity funds used during construction	13	9
Other, net	(7)	(7)
Total other income, net	7	4
Interest charges
Interest charges	50	57
Allowance for borrowed funds used during construction	(4)	(3)
Total interest charges, net	46	54
Income before income tax	227	199
Income tax expense	89	71
Income before cumulative effect of change in accounting principle	138	128
Cumulative effect of change in accounting principle, net of tax	(2)	–
Net income	136	128
Net loss attributable to noncontrolling interests, net of tax	2	–
Net income attributable to controlling interests	138	128
Preferred stock dividend requirement	(1)	(1)
Net income available to parent	$137	$127

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)	March 31, 2010	December 31, 2009
ASSETS
Utility plant
Utility plant in service	$16,373	$16,297
Accumulated depreciation	(7,587)	(7,520)
Utility plant in service, net	8,786	8,777
Held for future use	12	11
Construction work in progress	945	702
Nuclear fuel, net of amortization	379	396
Total utility plant, net	10,122	9,886
Current assets
Cash and cash equivalents	408	35
Receivables, net	451	442
Receivables from affiliated companies	24	33
Notes receivable from affiliated companies	–	204
Inventory	592	677
Deferred fuel cost	69	88
Income taxes receivable	4	38
Prepayments and other current assets	76	61
Total current assets	1,624	1,578
Deferred debits and other assets
Regulatory assets	903	873
Nuclear decommissioning trust funds	910	871
Miscellaneous other property and investments	187	199
Other assets and deferred debits	97	95
Total deferred debits and other assets	2,097	2,038
Total assets	$13,843	$13,502
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 200 million shares authorized, 160 million shares issued and outstanding	$2,118	$2,108
Unearned ESOP shares	(4)	(12)
Accumulated other comprehensive loss	(27)	(27)
Retained earnings	2,724	2,588
Total common stock equity	4,811	4,657
Noncontrolling interests	1	3
Total equity	4,812	4,660
Preferred stock	59	59
Long-term debt, net	3,687	3,703
Total capitalization	8,558	8,422
Current liabilities
Current portion of long-term debt	6	6
Notes payable to affiliated companies	6	–
Accounts payable	366	355
Payables to affiliated companies	85	72
Interest accrued	61	70
Customer deposits	98	95
Derivative liabilities	47	29
Accrued compensation and other benefits	58	86
Other current liabilities	115	50
Total current liabilities	842	763
Deferred credits and other liabilities
Noncurrent income tax liabilities	1,309	1,258
Accumulated deferred investment tax credits	109	110
Regulatory liabilities	1,343	1,293
Asset retirement obligations	812	801
Accrued pension and other benefits	707	708
Other liabilities and deferred credits	163	147
Total deferred credits and other liabilities	4,443	4,317
Commitments and contingencies (Notes 12 and 13)
Total capitalization and liabilities	$13,843	$13,502

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Three months ended March 31	2010	2009
Operating activities
Net income	$136	$128
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	149	141
Deferred income taxes and investment tax credits, net	44	32
Deferred fuel cost	36	61
Allowance for equity funds used during construction	(13)	(9)
Other adjustments to net income	19	25
Cash (used) provided by changes in operating assets and liabilities
Receivables	(9)	15
Receivables from affiliated companies	9	14
Inventory	90	(20)
Other assets	(28)	4
Income taxes, net	68	106
Accounts payable	8	(33)
Payables to affiliated companies	13	(21)
Other liabilities	(15)	(46)
Net cash provided by operating activities	507	397
Investing activities
Gross property additions	(293)	(181)
Nuclear fuel additions	(46)	(28)
Purchases of available-for-sale securities and other investments	(122)	(420)
Proceeds from available-for-sale securities and other investments	109	407
Changes in advances to affiliated companies	204	(65)
Net cash used by investing activities	(148)	(287)
Financing activities
Dividends paid on preferred stock	(1)	(1)
Dividends paid to parent	–	(200)
Net decrease in short-term debt	–	(110)
Proceeds from issuance of long-term debt, net	–	595
Retirement of long-term debt	–	(400)
Changes in advances from affiliated companies	6	–
Contributions from parent	8	8
Other financing activities	1	1
Net cash provided (used) by financing activities	14	(107)
Net increase in cash and cash equivalents	373	3
Cash and cash equivalents at beginning of period	35	18
Cash and cash equivalents at end of period	$408	$21
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$111	$77

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2010

UNAUDITED CONDENSED STATEMENTS of INCOME
(in millions)
Three months ended March 31	2010	2009
Operating revenues	$1,270	$1,262
Operating expenses
Fuel used in electric generation	413	512
Purchased power	213	160
Operation and maintenance	205	202
Depreciation, amortization and accretion	124	160
Taxes other than on income	93	88
Total operating expenses	1,048	1,122
Operating income	222	140
Other income
Interest income	–	1
Allowance for equity funds used during construction	8	30
Other, net	2	–
Total other income, net	10	31
Interest charges
Interest charges	64	67
Allowance for borrowed funds used during construction	(5)	(9)
Total interest charges, net	59	58
Income before income tax	173	113
Income tax expense	71	24
Net income	102	89
Preferred stock dividend requirement	(1)	(1)
Net income available to parent	$101	$88

See Notes to Progress Energy Florida, Inc. Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in millions)	March 31, 2010	December 31, 2009
ASSETS
Utility plant
Utility plant in service	$12,527	$12,438
Accumulated depreciation	(4,038)	(3,987)
Utility plant in service, net	8,489	8,451
Held for future use	36	36
Construction work in progress	1,218	1,088
Nuclear fuel, net of amortization	163	158
Total utility plant, net	9,906	9,733
Current assets
Cash and cash equivalents	332	17
Receivables, net	372	356
Receivables from affiliated companies	8	8
Inventory	641	648
Regulatory assets	141	54
Derivative collateral posted	270	139
Deferred tax assets	102	115
Prepayments and other current assets	20	80
Total current assets	1,886	1,417
Deferred debits and other assets
Regulatory assets	1,430	1,307
Nuclear decommissioning trust funds	516	496
Miscellaneous other property and investments	43	42
Other assets and deferred debits	122	105
Total deferred debits and other assets	2,111	1,950
Total assets	$13,903	$13,100
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 60 million shares authorized, 100 shares issued and outstanding	$1,746	$1,744
Accumulated other comprehensive income	–	3
Retained earnings	2,844	2,743
Total common stock equity	4,590	4,490
Preferred stock	34	34
Long-term debt, net	4,481	3,883
Total capitalization	9,105	8,407
Current liabilities
Current portion of long-term debt	300	300
Notes payable to affiliated companies	7	221
Accounts payable	474	451
Payables to affiliated companies	72	62
Interest accrued	79	72
Customer deposits	211	205
Derivative liabilities	234	161
Accrued compensation and other benefits	33	53
Other current liabilities	167	89
Total current liabilities	1,577	1,614
Deferred credits and other liabilities
Noncurrent income tax liabilities	823	767
Accumulated deferred investment tax credits	6	7
Regulatory liabilities	1,118	1,103
Asset retirement obligations	374	369
Accrued pension and other benefits	391	395
Capital lease obligations	207	208
Derivative liabilities	240	174
Other liabilities and deferred credits	62	56
Total deferred credits and other liabilities	3,221	3,079
Commitments and contingencies (Notes 12 and 13)
Total capitalization and liabilities	$13,903	$13,100

See Notes to Progress Energy Florida, Inc. Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED STATEMENTS of CASH FLOWS
(in millions)
Three months ended March 31	2010	2009
Operating activities
Net income	$102	$89
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	128	166
Deferred income taxes and investment tax credits, net	65	(18)
Deferred fuel (credit) cost	(81)	67
Allowance for equity funds used during construction	(8)	(30)
Other adjustments to net income	26	32
Cash (used) provided by changes in operating assets and liabilities
Receivables	(23)	(10)
Receivables from affiliated companies	–	8
Inventory	8	(43)
Derivative collateral posted	(137)	(204)
Other assets	(11)	19
Income taxes, net	96	72
Accounts payable	26	(43)
Payables to affiliated companies	10	(3)
Other liabilities	18	10
Net cash provided by operating activities	219	112
Investing activities
Gross property additions	(275)	(462)
Nuclear fuel additions	(8)	(9)
Purchases of available-for-sale securities and other investments	(1,823)	(273)
Proceeds from available-for-sale securities and other investments	1,827	279
Other investing activities	(1)	(2)
Net cash used by investing activities	(280)	(467)
Financing activities
Dividends paid on preferred stock	(1)	(1)
Net decrease in short-term debt	–	(241)
Proceeds from issuance of long-term debt, net	591	–
Changes in advances from affiliated companies	(214)	442
Contributions from parent	–	155
Other financing activities	–	1
Net cash provided by financing activities	376	356
Net increase in cash and cash equivalents	315	1
Cash and cash equivalents at beginning of period	17	19
Cash and cash equivalents at end of period	$332	$20
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$122	$160

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

Registrant	Applicable Notes

PEC	1 through 9 and 11 through 13

PEF	1 through 9 and 11 through 13

PROGRESS ENERGY, INC.
CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
COMBINED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	ORGANIZATION

In this report, Progress Energy, which includes Progress Energy, Inc. holding company (the Parent) and its regulated and nonregulated subsidiaries on a consolidated basis, is at times referred to as “we,” “us” or “our.” When discussing Progress Energy’s financial information, it necessarily includes the results of Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC) and Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF) (collectively, the Utilities). The term “Progress Registrants” refers to each of the three separate registrants: Progress Energy, PEC and PEF. The information in these combined notes relates to each of the Progress Registrants as noted in the Index to Applicable Combined Notes to Unaudited Condensed Interim Financial Statements by Registrant. However, neither of the Utilities makes any representation as to information related solely to Progress Energy or the subsidiaries of Progress Energy other than itself.

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

PEC

PEC is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. PEC’s subsidiaries are involved in insignificant nonregulated business activities. PEC is subject to the regulatory jurisdiction of the North Carolina Utilities Commission (NCUC), Public Service Commission of South Carolina (SCPSC), the United States Nuclear Regulatory Commission (NRC) and the FERC.

PEF

PEF is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in west central Florida. PEF is subject to the regulatory jurisdiction of the Florida Public Service Commission (FPSC), the NRC and the FERC.

B.	BASIS OF PRESENTATION

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The December 31, 2009 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements, they should be read in conjunction with the audited financial statements and notes thereto included in the Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2009 (2009 Form 10-K).

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

	Three months ended March 31,
(in millions)	2010	2009
Progress Energy	$83	$79
PEC	30	26
PEF	53	53

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

Certain amounts for 2009 have been reclassified to conform to the 2010 presentation.

C.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We consolidate all voting interest entities in which we own a majority voting interest and all variable interest entities (VIEs) for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance which made significant changes to the model for determining who should consolidate a VIE and addressed how often this assessment should be performed. The guidance was effective for us on January 1, 2010. As a result of the adoption, we and PEC deconsolidated two limited partnerships that qualify for federal affordable housing and historic tax credits under Section 42 of the Internal Revenue Code (the Code) and recognized a ($2) million cumulative effect adjustment during the three months ended March 31, 2010.

PROGRESS ENERGY

Progress Energy, through its subsidiary PEC, is the primary beneficiary of, and consolidates a limited partnership which qualifies for federal affordable housing and historic tax credits under Section 42 of the Code. Our variable interests are debt and equity investments in the VIE. There were no changes to our assessment of the primary beneficiary during 2009 or for the period ended March 31, 2010. No financial or other support has been provided to the VIE during the periods presented.

The following table sets forth the carrying amount and classification of our investment in the partnership as reflected in the Consolidated Balance Sheets:

(in millions)	March 31, 2010	December 31, 2009
Miscellaneous other property and investments	$17	$17
Other assets and deferred debits	$1	$1
Accounts payable	$4	$4

The assets of the VIE are collateral for, and can only be used to settle, its obligations. The creditors of the VIE do not have recourse to our general credit or the general credit of PEC and there are no other arrangements that could expose us to losses.

Progress Energy, through its subsidiary PEC, has interests in two entities resulting from capital lease agreements. Both entities are VIEs and were established to lease buildings to PEC. Our maximum exposure to loss due to these capital lease agreements is a $7.5 million mandatory fixed price purchase option for one of the buildings. Total lease payments to these counterparties under the lease agreements were $1 million for each of the three months ended March 31, 2009 and 2010. We have requested the necessary information to consolidate these entities; both entities from which the necessary financial information was requested declined to provide the information to us, and, accordingly, we have applied the information scope exception provided by GAAP to the entities. We believe the effect of consolidating the entities would have an insignificant impact on our common stock equity, net earnings or cash flows. However, because we have not received any financial information from the counterparties, the impact cannot be determined at this time.

PEC

See discussion of PEC’s variable interests within the Progress Energy section.

PEF

PEF has no significant variable interests in VIEs.

2.	NEW ACCOUNTING STANDARDS

CONSOLIDATIONS

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.” The FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified SFAS No. 167 in the Accounting Standards Codification (ASC). This guidance made significant changes to the model for determining who should consolidate a VIE, addressed how often this assessment should be performed, required all existing arrangements with VIEs to be evaluated, and was adopted through a cumulative-effect adjustment. This guidance was effective for us on January 1, 2010. See Note 1C for information regarding our implementation of ASU 2009-17 and its impact on our and the Utilities’ financial position and results of operations.

FAIR VALUE MEASUREMENT AND DISCLOSURES

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends ASC 820 to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. ASU 2010-06 was effective for us on January 1, 2010, with certain disclosures effective for periods beginning January 1, 2011. The initial adoption of ASU 2010-06 resulted in additional disclosure in the notes to the financial statements but did not have an impact on our or the Utilities’ financial position or results of operations.

3.	REGULATORY MATTERS

A.	PEC RETAIL RATE MATTERS

FUEL COST RECOVERY

On May 6, 2010, PEC filed with the SCPSC for a decrease in the fuel rate charged to its South Carolina ratepayers. PEC is asking the SCPSC to approve a $17 million decrease in fuel rates driven by declining fuel prices. If approved, the decrease would take effect July 1, 2010, and would decrease residential electric bills by $2.73 per 1,000 kWh, or 2.7 percent, for fuel cost recovery. A hearing on the matter has been scheduled by the SCPSC for June 10, 2010. We cannot predict the outcome of this matter.

DEMAND-SIDE MANAGEMENT AND ENERGY-EFFICIENCY COST RECOVERY

PEC is allowed to recover the costs of demand-side management (DSM) and energy-efficiency (EE) programs through an annual DSM clause. PEC is allowed to capitalize those costs intended to produce future benefits. In addition, the NCUC has approved other forms of financial incentives to the utility for DSM and EE programs, including the recovery of net lost revenues and a performance incentive. DSM programs include, but are not limited to, any program or initiative that shifts the timing of electricity use from peak to nonpeak periods and includes load management, electricity system and operating controls, direct load control, interruptible load and electric system equipment and operating controls. EE programs include any equipment, physical or program change implemented after January 1, 2007, that results in less energy used to perform the same function. PEC has implemented a series of DSM and EE programs and will continue to pursue additional programs. These programs must be approved by the NCUC, and we cannot predict the outcome of the DSM and EE filings currently pending approval by the NCUC or whether the implemented programs will produce the expected operational and economic results.

In 2008, PEC filed an application with the SCPSC to establish procedures that encourage investment in cost-effective energy-efficient technologies and energy conservation programs and approve the establishment of an annual rider to allow recovery for all costs associated with such programs, as well as the recovery of appropriate incentives for investing in such programs. The SCPSC approved PEC’s application and in 2009, PEC filed its programs for approval and an application for a cost-recovery rider for PEC’s DSM and EE programs. The SCPSC approved the proposed DSM and EE programs and the cost-recovery rider application, on a provisional basis pending a review of the cost-recovery rider by the South Carolina Office of Regulatory Staff.

On May 3, 2010, PEC filed with the SCPSC for an increase in the DSM and EE rate charged to its South Carolina ratepayers. PEC is asking the SCPSC to approve a $3 million increase in DSM and EE rates driven by the introduction of new and the expansion of existing DSM and EE programs. If approved, the increase would take effect July 1, 2010, and would increase residential electric bills by $1.09 per 1,000 kWh, or 1.1 percent. We cannot predict the outcome of this matter.

OTHER MATTERS

On October 13, 2008, the NCUC issued a Certificate of Public Convenience and Necessity allowing PEC to proceed with plans to construct an approximately 600-MW combined cycle dual fuel-capable generating facility at its Richmond County generation site to provide additional generating and transmission capacity to meet the growing energy demands of southern and eastern North Carolina. PEC expects that the new generating and transmission capacity will be in service by June 2011.

North Carolina enacted a law in July 2009 that abbreviates the certification process for a public utility to construct a new natural gas plant as long as the public utility permanently retires the existing coal units at that specific site, and the new generation allows the utility to comply with the North Carolina Clean Smokestacks Act’s (Clean Smokestacks Act) 2013 emission targets. On October 22, 2009, the NCUC issued its order granting PEC a Certificate of Public Convenience and Necessity to construct a 950-MW combined cycle natural gas-fueled electric generating facility at a site in Wayne County, N.C. PEC projects that the generating facility will be in service by January 2013.

 On December 1, 2009, PEC filed with the NCUC a plan to retire no later than December 31, 2017, all of its coal-fired generating facilities in North Carolina that do not have scrubbers. These facilities total approximately 1,500MW at four sites. PEC intends to continue to depreciate these units using the current depreciation rates on file with the NCUC and the SCPSC until PEC completes and files a new depreciation study.

On December 18, 2009, PEC filed with the NCUC an application for a Certificate of Public Convenience and Necessity to construct a 620-MW combined cycle natural gas-fueled electric generating facility at a site in New Hanover County, N.C. PEC projects that the generating facility would be in service by late 2013 or early 2014. A hearing was held on this matter on March 31, 2010, and PEC anticipates a decision after June 1, 2010. We cannot predict the outcome of this matter.

B.	PEF RETAIL RATE MATTERS

BASE RATES

On January 11, 2010, the FPSC approved a base rate increase for PEF of $132 million effective January 1, 2010, which represents the annualized impact of the rate increase that was approved and effective July 2009 for the repowered Bartow Plant. The FPSC authorized PEF the opportunity to earn a return on equity (ROE) of 10.5 percent.

On March 18, 2010, PEF filed a motion for reconsideration with the FPSC to correct calculation errors in the FPSC’s order relating to depreciation expense, accumulated depreciation reserve and revenue requirements. If the motion for reconsideration is approved as filed, the corrections would increase revenue requirements by $36 million. On March 29, 2010, the Office of Public Counsel (OPC) filed a cross-motion for reconsideration challenging the inclusion of the $132 million base rate increase for the repowered Bartow Plant. On April 5, 2010, PEF filed a motion to strike and response to the OPC’s cross-motion for reconsideration.

On March 18, 2010, PEF also filed a petition with the FPSC to seek approval for an accounting order to record a $76 million depreciation expense credit for the cost of removal component of its depreciation reserves. The accounting order would not change the rates currently paid by customers and would provide PEF the opportunity, but not the guarantee of achieving, its authorized 10.5 percent ROE. PEF’s proposal was made given the lower sales anticipated from PEF’s updated sales forecast as compared to the 2010 sales forecast prepared in October 2008 for the base rate proceeding. Based on PEF’s updated sales forecast, it anticipates a shortfall of $76 million in revenues in 2010. Under the proposal, PEF would reduce depreciation expense and charge the cost of removal component of the depreciation reserve by $76 million annually until the FPSC establishes new base rates or the cost of removal reserve reaches zero. The OPC and the Florida Industrial Power Users Group have intervened in this matter.

On May 10, 2010, PEF and the interveners, with the exception of the Florida Association for Fairness in Ratemaking, in the 2009 rate case and March 18, 2010 accounting order docket reached a settlement of all issues in those dockets. Among other provisions, under the terms of the settlement agreement, PEF will maintain base rates at current levels through the last billing cycle of 2012. The settlement agreement also provides that PEF will have the discretion to reduce depreciation expense by up to $150 million in 2010, up to $250 million in 2011, and up to any remaining balance in 2012 until the earlier of (a) PEF’s applicable cost of removal reserve reaching zero, or (b) the expiration of the settlement agreement at the end of 2012. In the event PEF reduces depreciation expense by less than the annual amounts for 2010 or 2011, PEF may carry forward (i.e. increase the cap by) any unused cost of removal reserve amounts in subsequent years during the term of the agreement. PEF’s applicable cost of removal reserve of $535 million is recorded as a regulatory liability on its March 31, 2010 Balance Sheet. In addition, if PEF’s actual retail base rate earnings fall below a 9.5 percent ROE on an adjusted or pro forma basis, as reported on a historical 12-month basis during the term of the agreement, PEF may seek general, limited, or interim base rate relief, or any combination thereof. Prior to requesting any such relief, PEF must have reflected on its referenced surveillance report associated depreciation expense reductions of at least $150 million. The settlement agreement does not preclude PEF from requesting the FPSC to approve the recovery of costs (a) that are of a type which traditionally and historically would be, have been, or are presently recovered through cost-recovery clauses or surcharges, or (b) that are incremental costs not currently recovered in base rates which the legislature or FPSC determines are clause recoverable, or (c) which are recoverable through base rates under the nuclear cost-recovery legislation or the FPSC’s nuclear cost-recovery rule. PEF also may, at its discretion, accelerate in whole or in part the amortization of certain regulatory assets over the term of the settlement agreement. Finally, PEF will be allowed to recover the costs of named storms on an expedited basis. Specifically, PEF can begin recovery, subject to refund, sixty days following the filing of a cost-recovery petition with the FPSC of up to $4.00 per 1,000 kWh on monthly residential customer bills based on a 12-month recovery period. In the event the storm costs exceed that level, any additional costs in excess of $4.00 per 1,000 kWh will be recovered in a subsequent year or years as determined by the FPSC. PEF and the other parties to the settlement jointly filed the settlement agreement with the FPSC on May 10, 2010, and have requested the FPSC to vote on the proposed settlement agreement at the June 1, 2010 agenda conference. The settlement agreement is contingent upon the FPSC approving the agreement in its entirety. We cannot predict the outcome of this matter.

On March 25, 2010, the FPSC opened a docket to review PEF’s current allowance for funds used during construction (AFUDC) rate. PEF is required to file prescribed schedules with the FPSC for the rolling twelve-month period ended March 31, 2010, with an effective date of April 1, 2010, based on the newly authorized ROE of 10.5 percent and all adjustments approved on January 11, 2010, in PEF’s base rate case. PEF is required to provide the schedules by May 20, 2010, after which the FPSC will approve the updated AFUDC rate. We cannot predict the outcome of this matter.

NUCLEAR COST RECOVERY

Levy Nuclear

In 2008, the FPSC granted PEF’s petition for an affirmative Determination of Need and related orders requesting cost-recovery under Florida’s nuclear cost-recovery rule for PEF’s proposed Levy Units 1 and 2 nuclear power plants, together with the associated facilities, including transmission lines and substation facilities. Levy Units 1 and 2 are needed to maintain electric system reliability and integrity, provide fuel and generating diversity and to allow PEF to continue to provide adequate electricity to its customers at a reasonable cost. The proposed Levy units will be advanced passive light water nuclear reactors, each with a generating capacity of approximately 1,100 MW. The petition included projections that Levy Unit 1 would be placed in service by June 2016 and Levy Unit 2 by June2017. The filed, nonbinding project cost estimate for Levy Units 1 and 2 was approximately $14 billion for generating facilities and approximately $3 billion for associated transmission facilities.

In PEF’s 2010 nuclear cost-recovery filing (See “Cost Recovery”), PEF identified a schedule shift in the Levy project that resulted from the NRC’s 2009 determination that certain schedule-critical work that PEF had proposed to perform within the scope of its Limited Work Authorization request submitted with the combined operating license (COL) application will not be authorized until the NRC issues the COL. Consequently, excavation and foundation preparation work anticipated in the initial schedule cannot begin until the COL is issued, resulting in a project shift of at least 20 months. Since then, regulatory and economic conditions identified in the 2010 nuclear cost-recovery filing have changed such that major construction activities on the Levy project are being postponed until after the NRC issues the COL, which is expected to be in late 2012 if the licensing schedule remains on track. Taking into account cost, potential carbon regulation, fossil fuel price volatility and the benefits of fuel diversification, we consider Levy to be PEF’s preferred baseload generation option. Along with the FPSC’s annual prudence reviews, we will continue to evaluate the project on an ongoing basis based on certain criteria, including public, regulatory and political support; adequate financial cost-recovery mechanisms; appropriate levels of joint owner participation; customer rate impacts; project feasibility, including comparison to other generation options, DMS and EE programs; and availability and terms of capital financing.

Crystal River Unit No. 3 Nuclear Plant Uprate

In 2007, the FPSC issued an order approving PEF’s Determination of Need petition related to a multi-stage uprate of its Crystal River Unit No. 3 Nuclear Plant (CR3) that will increase CR3’s gross output by approximately 180 MW by 2012. PEF implemented the first stage’s design modifications in 2008. PEF will apply for the required license amendment for the third stage’s design modification.

Cost Recovery

In 2009, pursuant to the FPSC nuclear cost-recovery rule, PEF filed a petition to recover $446 million through the capacity cost-recovery clause (CCRC), which primarily consists of preconstruction and carrying costs incurred or anticipated to be incurred during 2009 and the projected 2010 costs associated with the Levy and CR3 uprate projects. In an effort to help mitigate the initial price impact on its customers, as part of its filing, PEF proposed collecting certain costs over a five-year period, with associated carrying costs on the unrecovered balance. The FPSC approved the alternate proposal allowing PEF to recover revenue requirements associated with the nuclear cost-recovery clause through the CCRC beginning with the first billing cycle of January 2010. The remainder, with minor adjustments, will also be recovered through the CCRC. In adopting PEF’s proposed rate management plan for 2010, the FPSC permitted PEF to annually reconsider changes to the recovery of deferred amounts to afford greater flexibility to manage future rate impacts. The rate management plan includes the reclassification to the nuclear cost-recovery clause regulatory asset of 1) $198 million of capacity revenues and 2) the accelerated amortization of $76 million of preconstruction costs. The cumulative amount of $274 million was recorded as a nuclear cost-recovery regulatory asset at December 31, 2009, and is projected to be recovered by 2014.

On April 30, 2010, PEF filed its annual nuclear cost-recovery filing with the FPSC to recover $164 million which includes recovery of pre-construction, carrying and CCRC recoverable O&M costs incurred or anticipated to be incurred during 2011, recovery of $60 million of the 2009 deferral in 2011, as well as the estimated actual true-up of 2010 costs associated with the Levy and CR3 uprate projects. This results in a decrease in the nuclear cost-recovery charge of $1.46 per 1,000 kWh for residential customers, which if approved, would begin with the first January 2011 billing cycle. The FPSC has scheduled hearings in this matter for August 24-27, 2010, with a decision expected in October 2010. We cannot predict the outcome of this matter.

CR3 OUTAGE

In September 2009, CR3 began an outage for normal refueling and maintenance as well as its uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination within the concrete of the outer wall of the containment structure, which has resulted in an extension of the outage. PEF is finalizing the root cause determination of the delamination event. Necessary repairs to the containment structure are in progress. Although PEF does not have a firm return to service date for CR3, based on the current understanding of the cause of the delamination event and repair strategy, PEF expects that CR3 will return to service in the third quarter of 2010. The actual return to service date will depend upon a number of factors, including but not limited to, regulatory reviews, final engineering designs and testing, and weather conditions. At March 31, 2010, PEF’s deferred fuel cost regulatory asset included $95 million related to replacement power costs associated with the extension of the CR3 outage. PEF has incurred $25 million in repair costs through March 31, 2010, the majority of which were included in construction work in progress. Additional replacement power costs and repair and maintenance costs incurred until CR3 is returned to service could be material. PEF is currently working with its insurance carrier for recovery of applicable repair costs and associated replacement power costs. PEF considers replacement power costs in excess of insurance coverage to be recoverable through its fuel cost-recovery clause. We cannot predict the outcome of this matter.

DEMAND-SIDE MANAGEMENT COST RECOVERY

On December 30, 2009, the FPSC ordered PEF and other Florida utilities to adopt DSM goals based on enhanced measures, which will result in significantly higher conservation goals. Under the order, PEF’s aggregate conservation goals over the next ten years were: 1,183 Summer MW, 1,072 Winter MW, and 3,488 gigawatt-hours (GWh). PEF filed with the FPSC a motion for reconsideration to correct what we believed were oversights or errors.

The FPSC subsequently revised the aggregate goals to 1,134 Summer MW, 1,058 Winter MW, and 3,205 GWh over the next ten years. On March 30, 2010, PEF filed a petition for approval of its proposed DSM plan and to authorize cost recovery through the Energy Conservation Cost Recovery Clause (ECCR). The estimated average annual program costs are approximately $484 million, which corresponds to an average annual residential customer electric bill impact of approximately $17 per 1,200 kWh. An agenda conference has been scheduled by the FPSC for August 3, 2010. We cannot predict the outcome of this matter.

4.	EQUITY AND COMPREHENSIVE INCOME

A.	EARNINGS PER COMMON SHARE

A reconciliation of the weighted-average number of common shares outstanding for basic and dilutive purposes follows:

	Three months ended March 31,
(in millions)	2010	2009
Weighted-average common shares – basic	284	277
Net effect of dilutive stock-based compensation plans	–	–
Weighted-average shares – fully dilutive	284	277

B.	RECONCILIATION OF TOTAL EQUITY

PROGRESS ENERGY

The consolidated financial statements include the accounts of Progress Energy and its majority owned subsidiaries. Noncontrolling interests principally represent minority shareholders’ proportionate share of the equity of our subsidiary, Progress Telecom Holdings LLC, and a VIE (See Note 1C).

The following table presents changes in total equity for the year to date:

(in millions)	Total Common Stock Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	$9,449	$6	$9,455
Net income (loss)(a)	190	(2)	188
Other comprehensive loss	(4)	–	(4)
Issuance of shares through offerings and stock- based compensation plans (See Note 4D)	220	–	220
Dividends paid and declared	(179)	–	(179)
Other	–	1	1
Balance, March 31, 2010	$9,676	$5	$9,681

Balance, December 31, 2008	$8,687	$6	$8,693
Net income	182	1	183
Other comprehensive income	9	–	9
Issuance of shares through offerings and stock- based compensation plans (See Note 4D)	565	–	565
Dividends paid and declared	(182)	–	(182)
Distributions to noncontrolling interest	–	(1)	(1)
Balance, March 31, 2009	$9,261	$6	$9,267

(a)	Consolidated net income of $190 million includes $2 million attributable to preferred shareholders of subsidiaries, which is not a component of total equity and is excluded from the table above.

PEC

The consolidated financial statements include the accounts of PEC and its majority owned subsidiaries. Noncontrolling interests principally represent minority shareholders’ proportionate share of the equity of a VIE (see Note 1C).

The following table presents changes in total equity for the year to date:

(in millions)	Total Common Stock Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	$4,657	$3	$4,660
Net income (loss)	138	(2)	136
Issuance of shares through stock-based compensation plans	17	–	17
Preferred stock dividends at stated rate	(1)	–	(1)
Balance, March 31, 2010	$4,811	$1	$4,812

Balance, December 31, 2008	$4,301	$4	$4,305
Net income	128	–	128
Issuance of shares through stock-based compensation plans	17	–	17
Dividends paid to parent	(200)	–	(200)
Preferred stock dividends at stated rate	(1)	–	(1)
Tax benefit dividend	(1)	–	(1)
Balance, March 31, 2009	$4,244	$4	$4,248

PEF

Interim disclosures of changes in equity are required if the reporting entity has less than wholly-owned subsidiaries, of which PEF has none. Therefore, an equity reconciliation for PEF has not been provided.

C.	COMPREHENSIVE INCOME

PROGRESS ENERGY
	Three months ended March 31,
(in millions)	2010	2009
Net income	$190	$183
Other comprehensive income (loss)
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $1 and $1, respectively)	2	1
Change in unrecognized items for pension and other postretirement benefits (net of tax expense of $1 and $-, respectively)	1	1
Net unrealized (losses) gains on cash flow hedges (net of tax benefit (expense) of $4 and $(4), respectively)	(6)	6
Other (net of tax expense of $-)	(1)	1
Other comprehensive (loss) income	(4)	9
Comprehensive income	186	192
Comprehensive income attributable to noncontrolling interests	–	(1)
Comprehensive income attributable to controlling interests	$186	$191

PEC
	Three months ended March 31,
(in millions)	2010	2009
Net income	$136	$128
Other comprehensive income (loss)
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $1)	1	–
Net unrealized losses on cash flow hedges (net of tax benefit of $1)	(1)	–
Other comprehensive income	–	–
Comprehensive income	136	128
Comprehensive loss attributable to noncontrolling interests	2	–
Comprehensive income attributable to controlling interests	$138	$128

PEF
	Three months ended March 31,
(in millions)	2010	2009
Net income	$102	$89
Other comprehensive loss
Net unrealized losses on cash flow hedges (net of tax benefit of $2)	(3)	–
Other comprehensive loss	(3)	–
Comprehensive income	$99	$89

D.	COMMON STOCK

At March 31, 2010 and December 31, 2009, we had 500 million shares of common stock authorized under our charter, of which 287 million shares and 281 million shares, respectively, were outstanding. For the three months ended March 31, 2010 and 2009, we issued shares of common stock through the Progress Energy 401(k) Savings & Stock Ownership Plan (401(k)) and/or the Progress Energy Investor Plus Plan (IPP). In addition, we periodically issue shares for our other benefit plans.

The following table presents information for our common stock issuances:

	Three months ended March 31,
	2010		2009
(in millions)	Shares	Net Proceeds	Shares	Net Proceeds
Total issuances	6.1	$197	15.5	$545
Issuances under an underwritten public offering(a)	–	–	14.4	523
Issuances through 401(k) and/or IPP	5.2	197	0.6	22

(a) The shares issued under an underwritten public offering were issued on January 12, 2009, at a public offering price of $37.50.

5.	PREFERRED STOCK OF SUBSIDIARIES

All of our preferred stock was issued by the Utilities. The preferred stock is considered temporary equity due to certain provisions that could require us to redeem the preferred stock for cash. In the event dividends payable on PEC or PEF preferred stock are in default for an amount equivalent to or exceeding four quarterly dividend payments, the holders of the preferred stock are entitled to elect a majority of PEC or PEF’s respective board of directors until all accrued and unpaid dividends are paid. All classes of preferred stock are entitled to cumulative dividends with preference to the common stock dividends, are redeemable by vote of the Utilities’ respective board of directors at any time, and do not have any preemptive rights. All classes of preferred stock have a liquidation preference equal to $100 per share plus any accumulated unpaid dividends except for PEF’s 4.75%, $100 par value class, which does not have a liquidation preference. Each holder of PEC’s preferred stock is entitled to one vote. The holders of PEF’s preferred stock have no right to vote except for certain circumstances involving dividends payable on preferred stock that are in default or certain matters affecting the rights and preferences of the preferred stock.

6.	DEBT AND CREDIT FACILITIES

Material changes, if any, to Progress Energy’s, PEC’s and PEF’s debt and credit facilities and financing activities since December 31, 2009, are as follows.

On January 15, 2010, the Parent paid at maturity $100 million of its Series A Floating Rate Notes with proceeds from the $950 million of Senior Notes issued in November 2009.

On March 25, 2010, PEF issued $250 million of 4.55% First Mortgage Bonds due 2020 and $350 million of 5.65% First Mortgage Bonds due 2040. A portion of the proceeds was used to repay the outstanding balance of PEF’s notes payable to affiliated companies. We expect to use the remainder of the bond proceeds to retire the $300 million outstanding balance of PEF’s 4.50% First Mortgage Bonds due June 1, 2010, and for general corporate purposes.

7.	FAIR VALUE DISCLOSURES

A.	DEBT AND INVESTMENTS

PROGRESS ENERGY

DEBT

The carrying amount of our long-term debt, including current maturities, was $12.940 billion and $12.457 billion at March 31, 2010 and December 31, 2009, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $13.8 billion and $13.4 billion at March 31, 2010 and December 31, 2009, respectively.

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. Our available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning the Utilities’ nuclear plants as discussed in Note 4C of the 2009 Form 10-K. NDT funds are presented on the Consolidated Balance Sheets at fair value. In addition to the NDT funds, we hold other debt investments classified as available-for-sale, which are included in miscellaneous other property and investments on the Consolidated Balance Sheets at fair value.

The following table summarizes our available-for-sale securities at March 31, 2010 and December 31, 2009:

(in millions)	Estimated Fair Value	Unrealized Losses	Unrealized Gains
March 31, 2010
Common stock equity securities	$892	$(18)	$334
Preferred stock and other equity securities	20	–	6
Corporate debt securities	97	–	5
U.S. state and municipal debt securities	123	(2)	4
U.S. and foreign government debt securities	248	(1)	7
Money market funds and other securities	86	–	–
Total	$1,466	$(21)	$356

December 31, 2009
Common stock equity securities	$839	$(22)	$301
Preferred stock and other equity securities	16	–	5
Corporate debt securities	71	(1)	5
U.S. state and municipal debt securities	118	(2)	3
U.S. and foreign government debt securities	197	(1)	8
Money market funds and other securities	161	–	–
Total	$1,402	$(26)	$322

The NDT funds and other available-for-sale debt investments held in certain benefit trusts are managed by third-party investment managers who have a right to sell securities without our authorization. Net unrealized gains and losses of the NDT funds that would be recorded in earnings or other comprehensive income by a nonregulated entity are recorded as regulatory assets and liabilities pursuant to ratemaking treatment. Therefore, the preceding tables include the unrealized gains and losses for the NDT funds based on the original cost of the trust investments. All of the unrealized losses and unrealized gains for 2010 and 2009 relate to the NDT funds. There were no material unrealized losses and unrealized gains for the other available-for-sale debt securities held in benefit trusts at March 31, 2010 and December 31, 2009.

The aggregate fair value of investments that related to the 2010 and 2009 unrealized losses was $202 million and $209 million, respectively.

At March 31, 2010, the fair value of our available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$20
Due after one through five years	208
Due after five through 10 years	153
Due after 10 years	101
Total	$482

The following table presents selected information about our sales of available-for-sale securities during the three months ended March 31, 2010. Realized gains and losses were determined on a specific identification basis.

(in millions)
Proceeds	$265
Realized gains	5
Realized losses	(6)

For the three months ended March 31, 2010 and the year ended December 31, 2009, our proceeds were primarily related to nuclear decommissioning trusts. The preceding table excludes approximately $1.7 billion of proceeds from short-term money-market and other investments in our NDT funds. Some of our benefit investment trusts are managed by third-party investment managers who have the right to sell securities without our authorization. Losses at March 31, 2010 and December 31, 2009, for investments in these benefit investment trusts were not material. Other securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary. At March 31, 2010 and December 31, 2009, our other securities had no investments in a continuous loss position for greater than 12 months.

PEC

DEBT

The carrying amount of PEC’s long-term debt, including current maturities, was $3.693 billion and $3.709 billion at March 31, 2010 and December 31, 2009, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $3.9 billion and $4.0 billion at March 31, 2010 and December 31, 2009, respectively.

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. PEC’s available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning PEC’s nuclear plants as discussed in Note 4C of the 2009 Form 10-K. NDT funds are presented on the Consolidated Balance Sheets at fair value.The following table summarizes PEC’s available-for-sale securities at March 31, 2010 and December 31, 2009:

(in millions)	Estimated Fair Value	Unrealized Losses	Unrealized Gains
March 31, 2010
Common stock equity securities	$576	$(15)	$208
Preferred stock and other equity securities	11	–	4
Corporate debt securities	69	–	4
U.S. state and municipal debt securities	41	–	2
U.S. and foreign government debt securities	197	(1)	7
Money market funds and other securities	22	–	–
Total	$916	$(16)	$225

December 31, 2009
Common stock equity securities	$545	$(19)	$186
Preferred stock and other equity securities	10	–	3
Corporate debt securities	67	(1)	4
U.S. state and municipal debt securities	37	–	1
U.S. and foreign government debt securities	177	(1)	8
Money market funds and other securities	35	–	–
Total	$871	$(21)	$202

The NDT funds are managed by third-party investment managers who have a right to sell securities without our authorization. Net unrealized gains and losses of the NDT funds that would be recorded in earnings or other comprehensive income by a nonregulated entity are recorded as regulatory assets and liabilities pursuant to ratemaking treatment. Therefore, the preceding tables include the unrealized gains and losses for the NDT funds based on the original cost of the trust investments. All of the unrealized losses and gains for 2010 and 2009 relate to the NDT funds.

The aggregate fair value of investments that related to the 2010 and 2009 unrealized losses was $118 million and $121 million, respectively.

At March 31, 2010, the fair value of PEC’s available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$16
Due after one through five years	147
Due after five through 10 years	103
Due after 10 years	48
Total	$314

The following table presents selected information about PEC’s sales of available-for-sale securities during the three months ended March 31, 2010. Realized gains and losses were determined on a specific identification basis.

(in millions)
Proceeds	$100
Realized gains	3
Realized losses	(5)

PEC’s proceeds were primarily related to NDT funds. Other securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary. At March 31, 2010 and December 31, 2009, PEC did not have any other securities.

PEF

DEBT

The carrying amount of PEF’s long-term debt, including current maturities, was $4.781 billion and $4.183 billion at March 31, 2010 and December 31, 2009, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $5.1 billion and $4.5 billion at March 31, 2010 and December 31, 2009, respectively.

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. PEF’s available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning PEF’s nuclear plant as discussed in Note 4C of the 2009 Form 10-K. The NDT funds are presented on the Balance Sheets at fair value.

The following table summarizes PEF’s available-for-sale securities at March 31, 2010 and December 31, 2009:

(in millions)	Estimated Fair Value	Unrealized Losses	Unrealized Gains
March 31, 2010
Common stock equity securities	$316	$(3)	$126
Preferred stock and other equity securities	9	–	2
Corporate debt securities	15	–	1
U.S. state and municipal debt securities	80	(2)	2
U.S. and foreign government debt securities	39	–	–
Money market funds and other securities	56	–	–
Total	$515	$(5)	$131

December 31, 2009
Equity securities	$294	$(3)	$115
Preferred stock and other equity securities	6	–	2
Corporate debt securities	4	–	1
U.S. state and municipal debt securities	80	(2)	2
U.S. and foreign government debt securities	13	–	–
Money market funds and other securities	99	–	–
Total	$496	$(5)	$120

The NDT funds are managed by third-party investment managers who have a right to sell securities without our authorization. Net unrealized gains and losses of the NDT funds that would be recorded in earnings or other comprehensive income by a nonregulated entity are recorded as regulatory assets and liabilities pursuant to ratemaking treatment. Therefore, the preceding tables include unrealized gains and losses for the NDT funds based on the original cost of the trust investments. All of the unrealized losses and gains for 2010 and 2009 relate to the NDT funds.

The aggregate fair value of investments that related to the 2010 and 2009 unrealized losses was $71 million and $56 million, respectively.

At March 31, 2010, the fair value of PEF’s available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$4
Due after one through five years	56
Due after five through 10 years	38
Due after 10 years	38
Total	$136

The following table presents selected information about PEF’s sales of available-for-sale securities during the three months ended March 31, 2010. Realized gains and losses were determined on a specific identification basis.

(in millions)
Proceeds	$125
Realized gains	2
Realized losses	(1)

PEF’s proceeds were related to NDT. The preceding table excludes approximately $1.7 billion of proceeds from short-term money-market and other investments in PEF's NDT funds. Other securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary. At March 31, 2010 and December 31, 2009, PEF did not have any other securities.

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

The following tables set forth, by level within the fair value hierarchy, our and the Utilities’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

PROGRESS ENERGY
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Nuclear decommissioning trust funds
Common stock equity	$892	$–	$–	$892
Preferred stock and other equity	17	3	–	20
Corporate debt	–	83	–	83
U.S. state and municipal debt	–	120	–	120
U.S. and foreign government debt	69	168	–	237
Money market funds and other	1	73	–	74
Total nuclear decommissioning trust funds	979	447	–	1,426
Derivatives
Commodity forward contracts	–	18	–	18
Interest rate contracts	–	10	–	10
Other marketable securities
Corporate debt	–	13	–	13
U.S. state and municipal debt	–	1	–	1
U.S. and foreign government debt	1	10	–	11
Money market and other	22	9	–	31
Total assets	$1,002	$508	$–	$1,510

Liabilities
Derivatives
Commodity forward contracts	$–	$(548)	$(52)	$(600)
Contingent value obligations derivatives	–	(15)	–	(15)
Total liabilities	$–	$(563)	$(52)	$(615)

PEC
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Nuclear decommissioning trust funds
Common stock equity	$576	$–	$–	$576
Preferred stock and other equity	11	–	–	11
Corporate debt	–	69	–	69
U.S. state and municipal debt	–	40	–	40
U.S. and foreign government debt	53	144	–	197
Money market funds and other	–	17	–	17
Total nuclear decommissioning trust funds	640	270	–	910
Derivatives
Interest rate contracts	–	6	–	6
Other marketable securities	7	–	–	7
Total assets	$647	$276	$–	$923

Liabilities
Derivatives
Commodity forward contracts	$–	$(90)	$(36)	$(126)

PEF
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Nuclear decommissioning trust funds
Common stock equity	$316	$–	$–	$316
Preferred stock and other equity	6	3	–	9
Corporate debt	–	14	–	14
U.S. state and municipal debt	–	80	–	80
U.S. and foreign government debt	16	24	–	40
Money market funds and other	1	56	–	57
Total nuclear decommissioning trust funds	339	177	–	516
Derivatives
Commodity forward contracts	–	18	–	18
Other marketable securities	2	–	–	2
Total assets	$341	$195	$–	$536

Liabilities
Derivatives
Commodity forward contracts	$–	$(458)	$(16)	$(474)

The determination of the fair values in the preceding tables incorporates various factors, including risks of nonperformance by us or our counterparties. Such risks consider not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits or letters of credit), but also the impact of our and the Utilities’ credit risk on our liabilities.

Transfers in (out) of Levels 1, 2 or 3 represent existing assets or liabilities that were previously categorized as a higher level for which the inputs to the estimate became less observable or assets and liabilities that were previously classified as Level 2 or 3 for which the lowest significant input became more observable during the period. There were no significant transfers in (out) of Levels 1, 2 and 3 during the period. Transfers into and out of each level are measured at the end of the period.

Commodity forward contract derivatives and interest rate contract derivatives reflect positions held by us and the Utilities. Most over-the-counter commodity forward contract derivatives and interest rate contract derivatives are valued using financial models which utilize observable inputs for similar instruments and are classified within Level 2. Other derivatives are valued utilizing inputs that are not observable for substantially the full term of the contract, or for which the impact of the unobservable period is significant to the fair value of the derivative. Such derivatives are classified within Level 3. See Note 9 for discussion of risk management activities and derivative transactions.

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

We issued Contingent Value Obligations (CVOs) in connection with the acquisition of Florida Progress, as discussed in Note 15 of the 2009 Form 10-K. The CVOs are derivatives recorded at fair value based on quoted prices from a less-than-active market and are classified as Level 2.

A reconciliation of changes in the fair value of our and the Utilities’ commodity derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31 follows:

PROGRESS ENERGY
(in millions)	2010	2009
Derivatives, net at January 1	$(39)	$(41)
Total gains (losses), realized and unrealized
Deferred as regulatory assets and liabilities, net	(13)	(2)
Derivatives, net at March 31	$(52)	$(43)

PEC
(in millions)	2010	2009
Derivatives, net at January 1	$(27)	$(22)
Total gains (losses), realized and unrealized
Deferred as regulatory assets and liabilities, net	(9)	(1)
Derivatives, net at March 31	$(36)	$(23)

PEF
(in millions)	2010	2009
Derivatives, net at January 1	$(12)	$(19)
Total gains (losses), realized and unrealized
Deferred as regulatory assets and liabilities, net	(4)	(1)
Derivatives, net at March 31	$(16)	$(20)

Substantially all unrealized gains and losses on derivatives are deferred as regulatory liabilities or assets consistent with ratemaking treatment. There were no Level 3 purchases, sales, issuances or settlements during the period.

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

The components of the net periodic benefit cost for the respective Progress Registrants for the three months ended March 31 were:

PROGRESS ENERGY
	Pension Benefits		Other Postretirement Benefits
(in millions)	2010	2009	2010	2009
Service cost	$12	$10	$2	$2
Interest cost	35	34	8	9
Expected return on plan assets	(39)	(35)	(1)	(1)
Amortization of actuarial loss(a)	12	12	–	1
Other amortization, net (a)	2	2	1	1
Net periodic cost	$22	$23	$10	$12

(a) Adjusted to reflect PEF’s rate treatment. See Note 16B in the 2009 Form 10-K.

PEC
	Pension Benefits		Other Postretirement Benefits
(in millions)	2010	2009	2010	2009
Service cost	$5	$4	$1	$1
Interest cost	16	16	4	5
Expected return on plan assets	(19)	(17)	–	(1)
Amortization of actuarial loss	4	2	–	1
Other amortization, net	1	1	–	–
Net periodic cost	$7	$6	$5	$6

PEF
	Pension Benefits		Other Postretirement Benefits
(in millions)	2010	2009	2010	2009
Service cost	$5	$5	$–	$1
Interest cost	15	14	3	3
Expected return on plan assets	(17)	(15)	–	–
Amortization of actuarial loss	7	9	–	–
Other amortization, net	–	–	1	1
Net periodic cost	$10	$13	$4	$5

In 2010, contributions directly to pension plan assets are expected to approximate $120 million for us, including $85 million for PEC and $35 million for PEF. An immaterial amount was contributed during the three months ended March 31, 2010.

The Patient Protection and Affordable Care Act (PPACA) and the related Health Care and Education Reconciliation Act, which made various amendments to the PPACA, were enacted in March 2010. The PPACA contains a provision that changes the tax treatment related to a federal subsidy available to sponsors of retiree health benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefits under Medicare Part D. The subsidy is known as the Retiree Drug Subsidy (RDS). Employers are not currently taxed on the RDS payments they receive. However, as a result of the PPACA as amended, RDS payments will effectively become taxable in tax years beginning after December 31, 2012, by requiring the amount of the subsidy received to be offset against the employer's deduction for health care expenses. Under GAAP, changes in tax law are accounted for in the period of enactment. Accordingly, an additional tax expense of $22 million for us, $12 million for PEC and $10 million for PEF has been recognized during the three months ended March 31, 2010.

We are still evaluating the additional impacts of the PPACA as amended; however, we do not expect the changes to have a significant impact on the benefit obligations we have recorded.

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

The Utilities have financial derivative instruments with settlement dates through 2015 related to their exposure to price fluctuations on fuel oil and natural gas purchases. The majority of our financial hedge agreements will settle in 2010 and 2011. Substantially all of these instruments receive regulatory accounting treatment. Related unrealized gains and losses are recorded in regulatory liabilities and regulatory assets, respectively, on the Balance Sheets until the contracts are settled. After settlement of the derivatives and the fuel is consumed, any realized gains or losses are passed through the fuel cost-recovery clause.

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

Certain counterparties have posted or held cash collateral in support of these instruments. Progress Energy had a cash collateral asset included in derivative collateral posted of $297 million and $146 million on the Progress Energy Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, Progress Energy had 232.3 million MMBtu notional of natural gas and 46.0 million gallons notional of oil related to outstanding commodity derivative swaps that were entered into to hedge forecasted oil and natural gas purchases.

PEC had a cash collateral asset included in prepayments and other current assets of $27 million and $7 million on the PEC Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, PEC had 48.9 million MMBtu notional of natural gas related to outstanding commodity derivative swaps that were entered into to hedge forecasted natural gas purchases.

PEF’s cash collateral asset included in derivative collateral posted was $270 million and $139 million on the PEF Balance Sheets at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, PEF had 183.4 million MMBtu notional of natural gas and 46.0 million gallons notional of oil related to outstanding commodity derivative swaps that were entered into to hedge forecasted oil and natural gas purchases.

CASH FLOW HEDGES

The Utilities designate a portion of commodity derivative instruments as cash flow hedges. From time to time we hedge exposure to market risk associated with fluctuations in the price of power for our forecasted sales. Realized gains and losses are recorded net in operating revenues. We also hedge exposure to market risk associated with fluctuations in the price of fuel for fleet vehicles. At March 31, 2010, we had 0.6 million gallons notional of gasoline, of which there was 0.3 million gallons each at PEC and PEF, and 0.8 million gallons notional of diesel, of which there was 0.4 million gallons each at PEC and PEF related to outstanding commodity derivative swaps that were entered into to hedge forecasted gasoline and diesel purchases. Realized gains and losses are recorded net as part of fleet vehicle fuel costs. At March 31, 2010 and December 31, 2009, neither we nor the Utilities had material outstanding positions in such contracts. The ineffective portion of commodity cash flow hedges was not material to our or the Utilities’ results of operations for the three months ended March 31, 2010 and 2009.

At March 31, 2010 and December 31, 2009, the amount recorded in our or the Utilities’ accumulated other comprehensive income related to commodity cash flow hedges was not material.

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

CASH FLOW HEDGES

At March 31, 2010, all open interest rate hedges will reach their mandatory termination dates within two and a half years. It is expected that in the next twelve months $7 million, net of tax, primarily related to terminated hedges, will be reclassified to interest expense at Progress Energy, including $4 million at PEC. The actual amounts that will be reclassified to earnings may vary from the expected amounts as a result of changes in interest rates and changes in the timing of debt issuances at the Parent and the Utilities and changes in market value of currently open forward starting swaps.

At December 31, 2009, Progress Energy had $325 million notional of open forward starting swaps, including $100 million at PEC and $75 million at PEF. At March 31, 2010, Progress Energy had $500 million notional of open forward starting swaps, including $200 million at PEC. Subsequent to March 31, 2010, Progress Energy entered into a $50 million notional forward starting swap at PEF.

FAIR VALUE HEDGES

For interest rate fair value hedges, the change in the fair value of the hedging derivative is recorded in net interest charges and is offset by the change in the fair value of the hedged item. At March 31, 2010, and December 31, 2009, neither we nor the Utilities had any outstanding positions in such contracts.

C.	CONTINGENT FEATURES

Certain of our derivative instruments contain provisions defining fair value thresholds requiring the posting of collateral for hedges in a liability position greater than such threshold amounts. The thresholds are tiered and based on the individual company’s credit rating with Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P) and Fitch Ratings (Fitch). Higher credit ratings have a higher threshold requiring a lower amount of the outstanding liability position to be covered by posted collateral. Conversely, lower credit ratings require a higher amount of the outstanding liability position to be covered by posted collateral. If our credit ratings were to be downgraded, we may have to post additional collateral on certain hedges in liability positions.

In addition, certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from Moody’s, S&P and Fitch. If our debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

The aggregate fair value of all derivative instruments at Progress Energy with credit risk-related contingent features that are in a net liability position at March 31, 2010 is $582 million, for which Progress Energy has posted collateral of $297 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered at March 31, 2010, Progress Energy would have been required to post an additional $285 million of collateral with its counterparties.

The aggregate fair value of all derivative instruments at PEC with credit risk-related contingent features that are in a liability position at March 31, 2010 is $126 million, for which PEC has posted collateral of $27 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered at March 31, 2010, PEC would have been required to post an additional $99 million of collateral with its counterparties.

The aggregate fair value of all derivative instruments at PEF with credit risk-related contingent features that are in a net liability position at March 31, 2010 is $456 million, for which PEF has posted collateral of $270 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered on March 31, 2010, PEF would have been required to post an additional $186 million of collateral with its counterparties.

D.	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITY INFORMATION

PROGRESS ENERGY
The following table presents the fair value of derivative instruments at March 31, 2010 and December 31, 2009:

Instrument / Balance sheet location	March 31, 2010		December 31, 2009
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Interest rate derivatives
Prepayments and other current assets	$4		$5
Other assets and deferred debits	6		14
Total derivatives designated as hedging instruments	10		19

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	11		11
Other assets and deferred debits	7		9
Derivative liabilities, current		$(280)		$(189)
Derivative liabilities, long-term		(320)		(236)
CVOs(b)
Other liabilities and deferred credits		(15)		(15)
Fair value of derivatives not designated as hedging instruments	18	(615)	20	(440)
Fair value loss transition adjustment(c)
Derivative liabilities, current		(1)		(1)
Derivative liabilities, long-term		(4)		(4)
Total derivatives not designated as hedging instruments	18	(620)	20	(445)
Total derivatives	$28	$(620)	$39	$(445)

(a)	Substantially all of these contracts receive regulatory treatment.
(b)	As discussed in Note 15 of the 2009 Form 10-K, the Parent issued 98.6 million CVOs in connection with the acquisition of Florida Progress during 2000.
(c)
In 2003, PEC recorded a $38 million pre-tax ($23 million after-tax) fair value loss transition adjustment pursuant to the adoption of new accounting guidance for derivatives. The related liability is being amortized to earnings over the term of the related contracts.

The following tables present the effect of derivative instruments on other comprehensive income (OCI) (See Note 4C) and the Consolidated Statements of Income for the three months ended March 31, 2010 and 2009:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income(a)	Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Location of Gain or (Loss) Recognized in Income on Derivatives(b)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2010	2009		2010	2009		2010	2009
Interest rate derivatives(c)	$(6)	$6	Interest charges	$(2)	$(1)	Interest charges	$–	$(3)

(a)
Effective portion. At March 31, 2010 and December 31, 2009, including amounts related to terminated hedges, we had $39 million and $35 million, respectively, of after-tax losses recorded in accumulated other comprehensive income related to interest cash flow hedges.

(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated other comprehensive income related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2010	2009	2010	2009
Commodity derivatives	$(59)	$(127)	$(234)	$(341)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Consolidated Balance Sheets until derivatives are settled.

Instrument	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)		2010	2009
Commodity derivatives	Other, net	$(1)	$(1)
CVOs	Other, net	–	7
Total		$(1)	$6

PEC

The following table presents the fair value of derivative instruments at March 31, 2010 and December 31, 2009:

Instrument / Balance sheet location	March 31, 2010		December 31, 2009
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Interest rate derivatives
Other assets and deferred debits	$6		$8
Total derivatives designated as hedging instruments	6		8

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Derivative liabilities, current		$(46)		$(28)
Other liabilities and deferred credits		(80)		(62)
Fair value of derivatives not designated as hedging instruments	–	(126)	–	(90)
Fair value loss transition adjustment(b)
Derivative liabilities, current		(1)		(1)
Other liabilities and deferred credits		(4)		(4)
Total derivatives not designated as hedging instruments	–	(131)	–	(95)
Total derivatives	$6	$(131)	$8	$(95)

(a)	Substantially all of these contracts receive regulatory treatment.
(b)
In 2003, PEC recorded a $38 million pre-tax ($23 million after-tax) fair value loss transition adjustment pursuant to the adoption of new accounting guidance for derivatives. The related liability is being amortized to earnings over the term of the related contracts.

The following tables present the effect of derivative instruments on OCI (See Note 4C) and the Consolidated Statements of Income for the three months ended March 31, 2010 and 2009:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income(a)	Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Location of Gain or (Loss) Recognized in Income on Derivatives(b)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2010	2009		2010	2009		2010	2009
Interest rate derivatives(c)	$(1)	$–	Interest charges	$(1)	$–	Interest charges	$–	$(2)

(a)
Effective portion. At March 31, 2010 and December 31, 2009, including amounts related to terminated hedges, PEC had $27 million of after-tax losses recorded in accumulated other comprehensive income related to interest cash flow hedges.

(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated other comprehensive income related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2010	2009	2010	2009
Commodity derivatives	$(7)	$(18)	$(42)	$(47)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Consolidated Balance Sheets until derivatives are settled.

Instrument	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)		2010	2009
Commodity derivatives	Other, net	$(1)	$(1)

PEF

 The following table presents the fair value of derivative instruments at March 31, 2010 and December 31, 2009:

Instrument / Balance sheet location	March 31, 2010		December 31, 2009
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Interest rate derivatives
Prepayments and other current assets	$–		$5
Total derivatives designated as hedging instruments	–		5

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	11		11
Other assets and deferred debits	7		9
Derivative liabilities, current		$(234)		$(161)
Derivative liabilities, long-term		(240)		(174)
Total derivatives not designated as hedging instruments	18	(474)	20	(335)
Total derivatives	$18	$(474)	$25	$(335)

(a)	Substantially all of these contracts receive regulatory treatment.

The following tables present the effect of derivative instruments on OCI (See Note 4C) and the Statements of Income for the three months ended March 31, 2010 and 2009:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income(a)	Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Location of Gain or (Loss) Recognized in Income on Derivatives(b)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2010	2009		2010	2009		2010	2009
Interest rate derivatives(c)	$(3)	$–	Interest charges	$–	$–	Interest charges	$–	$–

(a)
Effective portion. At December 31, 2009, including amounts related to terminated hedges, PEF had $3 million of after-tax gains recorded in accumulated other comprehensive income related to interest cash flow hedges. At March 31, 2010, PEF did not have any amounts in accumulated other comprehensive income related to interest cash flow hedges.

(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated other comprehensive income related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2010	2009	2010	2009
Commodity derivatives	$(52)	$(109)	$(192)	$(294)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Balance Sheets until derivatives are settled.

10.	FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

Products and services are sold between the various reportable segments. All intersegment transactions are at cost.

Income of discontinued operations is not included in the table presented below. The following information is for the three months ended March 31:

	Revenues			Ongoing
(in millions)	Unaffiliated	Intersegment	Total	Earnings (loss)	Assets
2010
PEC	$1,263	$–	$1,263	$147	$13,843
PEF	1,270	–	1,270	113	13,903
Corporate and Other	2	61	63	(47)	20,378
Eliminations	–	(61)	(61)	–	(15,990)
Totals	$2,535	$–	$2,535	$213	$32,134

2009
PEC	$1,178	$–	$1,178	$129
PEF	1,262	–	1,262	91
Corporate and Other	2	65	67	(38)
Eliminations	–	(65)	(65)	–
Totals	$2,442	$–	$2,442	$182

Management uses the non-GAAP financial measure “Ongoing Earnings” as a performance measure to evaluate the results of our segments and operations. A reconciliation of consolidated Ongoing Earnings to net income attributable to controlling interests for the three months ended March 31 is as follows:

(in millions)	2010	2009
Ongoing Earnings	$213	$182
Tax levelization	(2)	(7)
CVO mark-to-market (Note 9D)	–	7
Change in tax treatment of the Medicare Part D subsidy (Note 8)	(22)	–
Continuing income attributable to noncontrolling interests, net of tax	2	1
Income from continuing operations before cumulative effect of change in accounting principle	191	183
Discontinued operations, net of tax	1	–
Cumulative effect of change in accounting principle, net of tax	(2)	–
Net income attributable to noncontrolling interests, net of tax	–	(1)
Net income attributable to controlling interests	$190	$182

11.	OTHER INCOME AND OTHER EXPENSE

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

PROGRESS ENERGY
	Three months ended March 31,
(in millions)	2010	2009
Nonregulated energy and delivery services (expense) income, net	$(1)	$1
CVOs unrealized gain, net	–	7
Donations	(4)	(3)
Other, net	–	(6)
Other, net	$(5)	$(1)

PEC
	Three months ended March 31,
(in millions)	2010	2009
Nonregulated energy and delivery services expense, net	$(4)	$(2)
Donations	(2)	(1)
Other, net	(1)	(4)
Other, net	$(7)	$(7)

PEF
	Three months ended March 31,
(in millions)	2010	2009
Nonregulated energy and delivery services income, net	$3	$3
Donations	(1)	(2)
Other, net	–	(1)
Other, net	$2	$–

12.	ENVIRONMENTAL MATTERS

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

We measure our liability for environmental sites based on available evidence, including our experience in investigating and remediating environmentally impaired sites. The process often involves assessing and developing cost-sharing arrangements with other PRPs. For all sites, as assessments are developed and analyzed, we will accrue costs for the sites to the extent our liability is probable and the costs can be reasonably estimated. Because the extent of environmental impact, allocation among PRPs for all sites, remediation alternatives (which could involve either minimal or significant efforts), and concurrence of the regulatory authorities have not yet reached the stage where a reasonable estimate of the remediation costs can be made, we cannot determine the total costs that may be incurred in connection with the remediation of all sites at this time. It is probable that current estimates will change and additional losses, which could be material, may be incurred in the future.

The following table contains information about accruals for probable and estimable costs related to various environmental sites, which were included in other current liabilities and other liabilities and deferred credits on the Balance Sheets:

(in millions)	March 31, 2010	December 31, 2009
PEC
MGP and other sites(a)	$13	$13
PEF
Remediation of distribution and substation transformers	18	20
MGP and other sites	9	9
Total PEF environmental remediation accruals(b)	27	29
Total Progress Energy environmental remediation accruals	$40	$42

(a)	Expected to be paid out over one to five years.
(b)	Expected to be paid out over one to 15 years.

PROGRESS ENERGY

Including PEC’s Ward Transformer site located in Raleigh, N.C. (Ward), PEF’s distribution and substation transformers sites, and the Utilities’ MGP sites discussed below, for the three months ended March 31, 2010, we accrued approximately $4 million and spent approximately $6 million. For the three months ended March 31, 2009, we accrued approximately $3 million and spent approximately $5 million.

In addition to these sites, we incurred indemnity obligations related to certain pre-closing liabilities of divested subsidiaries, including certain environmental matters (See discussion under Guarantees in Note 13B).

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

In 2004, the EPA advised PEC that it had been identified as a PRP at the Ward site. The EPA offered PEC and a number of other PRPs the opportunity to negotiate the removal action for the Ward site and reimbursement to the EPA for the EPA’s past expenditures in addressing conditions at the Ward site. Subsequently, PEC and other PRPs signed a settlement agreement, which requires the participating PRPs to remediate the Ward site. At March 31, 2010 and December 31, 2009, PEC’s recorded liability for the site was approximately $5 million and $4 million, respectively. In 2008 and 2009, PEC filed civil actions against PRPs seeking contribution for and recovery of costs incurred in remediating the Ward site, as well as a declaratory judgment that defendants are jointly and severally liable for response costs at the site. PEC has settled with a number of the PRPs and is in active settlement negotiations with others. On March 24, 2010, the federal district court in which this matter is pending denied motions to dismiss filed by a number of defendants, but granted several other motions filed by state agencies and successor entities. The court also set a trial date for May 7, 2012. Establishment of a case management order, including discovery, is expected in the near future. The outcome of these matters cannot be predicted.

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

PEF has received approval from the FPSC for recovery through the Environmental Cost Recovery Clause (ECRC) of the majority of costs associated with the remediation of distribution and substation transformers. Under agreements with the Florida Department of Environmental Protection (FDEP), PEF has reviewed all distribution transformer sites and all substation sites for mineral oil-impacted soil caused by equipment integrity issues. Should further distribution transformer sites be identified outside of this population, the distribution O&M costs will not be recoverable through the ECRC. For the three months ended March 31, 2010 and 2009, PEF’s accruals and expenditures related to these sites were not material. At March 31, 2010 and December 31, 2009, PEF has recorded a regulatory asset for the probable recovery of costs through the ECRC related to the sites included under the agreement with the FDEP.

PEC

Including the Ward and MGP sites previously discussed in “Progress Energy,” for the three months ended March 31, 2010 and 2009, PEC’s accruals and expenditures related to remediation of environmental sites were not material.

PEF

Including the distribution and substation transformer sites and MGP and other sites previously discussed in “Progress Energy,” for the three months ended March 31, 2010 and 2009, PEF’s accruals and expenditures related to remediation of environmental sites were not material.

B.	AIR AND WATER QUALITY

At March 31, 2010 and December 31, 2009, we were subject to various current federal, state and local environmental compliance laws and regulations governing air and water quality, resulting in capital expenditures and increased O&M expenses. These compliance laws and regulations included the Clean Air Interstate Rule (CAIR), the Clean Air Visibility Rule (CAVR), the Clean Smokestacks Act and mercury regulation. PEC’s and PEF’s environmental compliance capital expenditures related to these regulations began in 2002 and 2005, respectively. PEC’s environmental compliance projects under the first phase of Clean Smokestacks Act emission reductions have been placed in service. PEF’s CAIR projects are substantially complete.

On July 11, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Court of Appeals) issued its decision on multiple challenges to the CAIR, which vacated the CAIR in its entirety. On December 23, 2008, in response to petitions for rehearing filed by a number of parties, the D.C. Court of Appeals remanded the CAIR without vacating the rule for the EPA to conduct further proceedings consistent with the D.C. Court of Appeals’ prior opinion. The EPA is expected to issue a final revision to the CAIR in early 2011. The outcome of the EPA’s further proceedings cannot be predicted. Because the D.C. Court of Appeals December 23, 2008 decision remanded the CAIR, the current implementation of the CAIR continues to fulfill best available retrofit technology (BART) for nitrogen oxides (NOx) and sulfur dioxide (SO2) for BART-affected units under the CAVR. Should this determination change as the CAIR is revised, CAVR compliance eventually may require consideration of NOx and SO2 emissions in addition to particulate matter emissions for BART-eligible units.

On February 8, 2008, the D.C. Court of Appeals vacated the delisting determination and the Clean Air Mercury Rule (CAMR). The U.S. Supreme Court declined to hear an appeal of the D.C. Court of Appeals’ decision in January 2009. As a result, the EPA subsequently announced that it will develop a maximum achievable control technology (MACT) standard consistent with the agency’s original listing determination. In addition, North Carolina adopted a state specific requirement. The North Carolina mercury rule contains a requirement that all coal-fired units in the state install mercury controls by December 31, 2017, and requires compliance plan applications to be submitted in 2013. We are currently evaluating the impact of these decisions. The outcome of these matters cannot be predicted.

To date, expenditures at PEF for CAIR regulation primarily relate to environmental compliance projects at Crystal River Units No. 4 and No. 5 (CR4 and CR5). The CR4 project is expected to be placed in service in May 2010 and the CR5 project was placed in service on December 2, 2009. Under an agreement with the FDEP, PEF will retire Crystal River Units No. 1 and No. 2 (CR1 and CR2) as coal-fired units and operate emission control equipment at CR4 and CR5. CR1 and CR2 will be retired after the second proposed nuclear unit at Levy completes its first fuel cycle, which was originally anticipated to be around 2020. As discussed in Note 3B, PEF identified in its 2010 nuclear cost-recovery filing regulatory and economic conditions causing schedule shifts such that major construction activities are being postponed until after the NRC issues the Levy COL. As required, PEF has advised the FDEP of these developments that will delay the retirement of CR1 and CR2 beyond the originally anticipated completion date of the first fuel cycle for Levy Unit 2. We are currently evaluating the impacts of the Levy schedule on PEF’s compliance with environmental regulations. We cannot predict the outcome of this matter.

The EPA is continuing to record allowance allocations under the CAIR NOx trading program, in some cases for years beyond the estimated two-year period for promulgation of a replacement rule. The EPA’s continued recording of CAIR NOx allowance allocations does not guarantee that allowances will continue to be usable for compliance after a replacement rule is finalized or that they will continue to have value in the future. SO2 emission allowances will be utilized to comply with existing Clean Air Act requirements. PEF’s CAIR expenses, including NOx allowance inventory expense, are recoverable through the ECRC. Emission allowances are included on the Balance Sheets in inventory and in other assets and deferred debits. At March 31, 2010 and December 31, 2009, we had approximately $34 million and $36 million, respectively, in NOx emission allowances and approximately $19 million and $20 million, respectively, in SO2 emission allowances. At March 31, 2010 and December 31, 2009, PEC had an immaterial amount of NOx emission allowances and approximately $12 million and $13 million, respectively, in SO2 emission allowances. At March 31, 2010 and December 31, 2009, PEF had approximately $33 million and $36 million, respectively, in NOx emission allowances and approximately $7 million in SO2 emission allowances.

13.	COMMITMENTS AND CONTINGENCIES

Contingencies and significant changes to the commitments discussed in Note 22 in the 2009 Form 10-K are described below.

A.	PURCHASE OBLIGATIONS

As part of our ordinary course of business, we and the Utilities enter into various long- and short-term contracts for fuel requirements at our generating plants. Significant changes from the commitment amounts reported in Note 22A in the 2009 Form 10-K can result from new contracts, changes in existing contracts along with the impact of fluctuations in current estimates of future market prices for those contracts that are market price indexed. In most cases, these contracts contain provisions for price adjustments, minimum purchase levels, and other financial commitments. Additional commitments for fuel and related transportation will be required to supply the Utilities’ future needs. At March 31, 2010, our and the Utilities’ contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2009 Form 10-K except as follows.

PEC

On April 14, 2010, PEC entered into a conditional agreement for firm pipeline transportation capacity to support PEC’s gas supply needs for the approximate period of June 2013 through June 2033. The total cost to PEC associated with this agreement is estimated to be approximately $477 million. The agreement is subject to several conditions precedent, including various state regulatory approvals, the completion and commencement of operation of necessary related intrastate natural gas pipeline system expansions and other contractual provisions. Due to the conditions of this agreement, the estimated costs are not currently considered a fuel commitment of PEC.

PEF

PEF’s construction obligations included in Note 22A to the 2009 Form 10-K, which were primarily comprised of contractual obligations related to the Levy EPC agreement, totaled $1.455 billion, $2.981 billion, $2.818 billion and $1.543 billion, respectively, for less than one year, one to three years, three to five years and more than five years from December 31, 2009. We executed an amendment to the Levy Engineering, Procurement, and Construction (EPC) agreement in 2010 because of schedule shifts in the Levy project (See Note 3B), and will postpone major construction activities on the project until after the NRC issues the COL, which is expected to be in late 2012 if the licensing schedule remains on track. Therefore, we will defer substantially all expenditures under the EPC agreement until the COL is received. Because we have executed an amendment to the EPC agreement and anticipate negotiating additional amendments upon receipt of the COL, we cannot currently predict the timing of when those obligations will be satisfied or the magnitude of any change. Additionally, in light of the schedule shifts, PEF may incur fees and charges related to the disposition of outstanding purchase orders on long lead time equipment for the Levy nuclear project, which may be material. We have not yet completed the disposition analysis, and, consequently, have not made final disposition decisions or renegotiated outstanding purchase orders.

B.	GUARANTEES

As a part of normal business, we enter into various agreements providing future financial or performance assurances to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. At March 31, 2010, we do not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included in the accompanying Balance Sheets.

At March 31, 2010, we have issued guarantees and indemnifications of and for certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses. At March 31, 2010, our estimated maximum exposure for guarantees and indemnifications for which a maximum exposure is determinable was $458 million, including $32 million at PEF. Related to the sales of businesses, the latest specified notice period extends until 2013 for the majority of legal, tax and environmental matters provided for in the indemnification provisions. Indemnifications for the performance of assets extend to 2016. For certain matters for which we receive timely notice, our indemnity obligations may extend beyond the notice period. Certain indemnifications have no limitations as to time or maximum potential future payments. At March 31, 2010 and December 31, 2009, we had recorded liabilities related to guarantees and indemnifications to third parties of approximately $36 million and $34 million, respectively. These amounts included $7 million for PEF at March 31, 2010 and December 31, 2009. During the three months ended March 31, 2010, our and the Utilities’ accruals and expenditures related to guarantees and indemnifications were not material. As current estimates change, it is possible that additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded in the future.

In addition, the Parent has issued $300 million in guarantees for certain payments of two wholly owned indirect subsidiaries (See Note 14).

C.	OTHER COMMITMENTS AND CONTINGENCIES

SPENT NUCLEAR FUEL MATTERS

Pursuant to the Nuclear Waste Policy Act of 1982, the Utilities entered into contracts with the United States Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

The DOE failed to begin taking spent nuclear fuel by January 31, 1998. In January 2004, the Utilities filed a complaint in the United States Court of Federal Claims against the DOE, claiming that the DOE breached the Standard Contract for Disposal of Spent Nuclear Fuel by failing to accept spent nuclear fuel from our various facilities on or before January 31, 1998. Approximately 60 cases involving the government’s actions in connection with spent nuclear fuel are currently pending in the Court of Federal Claims. The Utilities have asserted nearly $91 million in damages incurred between January 31, 1998, and December 31, 2005, the time period set by the court for damages in this case. The Utilities may file subsequent damage claims as they incur additional costs.

In 2008, the Utilities received a ruling from the United States Court of Federal Claims awarding $83 million in the claim against the DOE for failure to abide by a contract for federal disposition of spent nuclear fuel. A request for reconsideration filed by the United States Department of Justice resulted in an immaterial reduction of the award. On August 15, 2008, the Department of Justice appealed the United States Court of Federal Claims ruling to the D.C. Court of Appeals. On July 21, 2009, the D.C. Court of Appeals vacated and remanded the calculation of damages back to the Trial Court but affirmed the portion of damages awarded that were directed to overhead costs and other indirect expenses. The Department of Justice requested a rehearing en banc but the D.C. Court of Appeals denied the motion on November 3, 2009. In the event that the Utilities recover damages in this matter, such recovery is not expected to have a material impact on the Utilities’ results of operations given the anticipated regulatory and accounting treatment. However, the Utilities cannot predict the outcome of this matter.

SYNTHETIC FUELS MATTERS

On October 21, 2009, a jury delivered a verdict in a lawsuit against Progress Energy and a number of our subsidiaries and affiliates arising out of an Asset Purchase Agreement dated as of October 19, 1999, and amended as of August 23, 2000, (the Asset Purchase Agreement) by and among U.S. Global, LLC (Global); Earthco; certain affiliates of Earthco; EFC Synfuel LLC (which was owned indirectly by Progress Energy, Inc.) and certain of its affiliates, including Solid Energy LLC; Solid Fuel LLC; Ceredo Synfuel LLC; Gulf Coast Synfuel LLC (renamed Sandy River Synfuel LLC) (collectively, the Progress Affiliates), as amended by an amendment to the Asset Purchase Agreement. In a case filed in the Circuit Court for Broward County, Fla., in March 2003 (the Florida Global Case), Global had requested an unspecified amount of compensatory damages, as well as declaratory relief. Global asserted (1) that pursuant to the Asset Purchase Agreement, it was entitled to an interest in two synthetic fuels facilities previously owned by the Progress Affiliates and an option to purchase additional interests in the two synthetic fuels facilities and (2) that it was entitled to damages because the Progress Affiliates prohibited it from procuring purchasers for the synthetic fuels facilities. As a result of the expiration of the Section 29 tax credit program on December 31, 2007, all of our synthetic fuels businesses were abandoned and we reclassified our synthetic fuels businesses as discontinued operations.

The jury awarded Global $78 million. On October 23, 2009, Global filed a motion to assess prejudgment interest on the award. On November 20, 2009, the court granted the motion and assessed $55 million in prejudgment interest and entered judgment in favor of Global in a total amount of $133 million. During the year ended December 31, 2009, we recorded an after-tax charge of $74 million to discontinued operations. In December 2009, we made a $154 million payment, which represents payment of the total judgment and a required premium equivalent to two years of interest, to the Broward County Clerk of Court bond account. On December 16, 2009, we filed notice of appeal. We cannot predict the outcome of this matter.

In a second suit filed in the Superior Court for Wake County, N.C., Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC (the North Carolina Global Case), the Progress Affiliates seek declaratory relief consistent with our interpretation of the Asset Purchase Agreement. Global was served with the North Carolina Global Case on April 17, 2003.

On May 15, 2003, Global moved to dismiss the North Carolina Global Case for lack of personal jurisdiction over Global. In the alternative, Global requested that the court decline to exercise its discretion to hear the Progress Affiliates’ declaratory judgment action. On August 7, 2003, the Wake County Superior Court denied Global’s motion to dismiss, but stayed the North Carolina Global Case, pending the outcome of the Florida Global Case. The Progress Affiliates appealed the superior court’s order staying the case. By order dated September 7, 2004, the North Carolina Court of Appeals dismissed the Progress Affiliates’ appeal. Based upon the verdict in the Florida Global Case, we anticipate dismissal of the North Carolina Global Case.

NOTICE OF VIOLATION

On April 29, 2009, the EPA issued a notice of violation and opportunity to show cause with respect to a 16,000-gallon oil spill at one of PEC’s substations in 2007. The notice of violation did not include specified sanctions sought. Subsequently, the EPA notified PEC that the agency is seeking monetary sanctions that are de minimus to our and PEC’s results of operations or financial condition. PEC has entered into consent agreements with the EPA on two of the three issues. Discussions between PEC and the EPA to resolve the remaining issue are ongoing. We cannot predict the outcome of this matter.

FLORIDA NUCLEAR COST RECOVERY

On February 8, 2010, a lawsuit was filed against PEF in state circuit court in Sumter County, Fla., alleging that the Florida nuclear cost-recovery statute (Section 366.93, Florida Statutes) violates the Florida Constitution, and seeking a refund of all monies collected by PEF pursuant to that statute with interest. The complaint also requests that the court grant class action status to the plaintiffs. PEF believes the lawsuit is without merit and on April 6, 2010, filed a motion to dismiss the complaint. The trial judge issued an order on May 3, 2010, dismissing the complaint. It is uncertain whether the plaintiffs will appeal the judge’s decision or refile their complaint. We cannot predict the outcome of this matter.

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

As discussed in Note 23 in the 2009 Form 10-K, we have guaranteed certain payments of two wholly owned indirect subsidiaries, FPC Capital I (the Trust) and Florida Progress Funding Corporation (Funding Corp.). Our guarantees are joint and several, full and unconditional and are in addition to the joint and several, full and unconditional guarantees issued to the Trust and Funding Corp. by Florida Progress. Our subsidiaries have provisions restricting the payment of dividends to the Parent in certain limited circumstances and as disclosed in Note 11B in the 2009 Form 10-K, there were no restrictions on PEC’s or PEF’s retained earnings.

The Trust is a VIE of which we are not the primary beneficiary. Separate financial statements and other disclosures concerning the Trust have not been presented because we believe that such information is not material to investors.

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

Condensed Consolidating Statement of Income
Three months ended March 31, 2010
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Operating revenues	$–	$1,272	$1,263	$–	$2,535
Affiliate revenues	–	–	61	(61)	–
Total operating revenues	–	1,272	1,324	(61)	2,535
Operating expenses
Fuel used in electric generation	–	413	483	–	896
Purchased power	–	213	50	–	263
Operation and maintenance	3	205	329	(57)	480
Depreciation, amortization and accretion	–	124	122	–	246
Taxes other than on income	–	93	64	(3)	154
Other	–	2	–	–	2
Total operating expenses	3	1,050	1,048	(60)	2,041
Operating (loss) income	(3)	222	276	(1)	494
Other income (expense)
Interest income	2	–	1	(1)	2
Allowance for equity funds used during construction	–	8	13	–	21
Other, net	(1)	3	(7)	–	(5)
Total other income (expense), net	1	11	7	(1)	18
Interest charges
Interest charges	71	70	52	(2)	191
Allowance for borrowed funds used during construction	–	(5)	(4)	–	(9)
Total interest charges, net	71	65	48	(2)	182
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(73)	168	235	–	330
Income tax (benefit) expense	(30)	69	97	3	139
Equity in earnings of consolidated subsidiaries	233	–	–	(233)	–
Income (loss) from continuing operations before cumulative effect of change in accounting principle	190	99	138	(236)	191
Discontinued operations, net of tax	–	1	–	–	1
Cumulative effect of change in accounting principle, net of tax	–	–	(2)	–	(2)
Net income (loss)	190	100	136	(236)	190
Net (income) loss attributable to noncontrolling interests, net of tax	–	(1)	2	(1)	–
Net income (loss) attributable to controlling interests	$190	$99	$138	$(237)	$190

Condensed Consolidating Statement of Income
Three months ended March 31, 2009
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Operating revenues	$–	$1,264	$1,178	$–	$2,442
Affiliate revenues	–	–	65	(65)	–
Total operating revenues	–	1,264	1,243	(65)	2,442
Operating expenses
Fuel used in electric generation	–	512	442	–	954
Purchased power	–	160	57	–	217
Operation and maintenance	1	202	311	(61)	453
Depreciation, amortization and accretion	–	160	120	–	280
Taxes other than on income	–	88	58	(3)	143
Other	–	2	–	–	2
Total operating expenses	1	1,124	988	(64)	2,049
Operating (loss) income	(1)	140	255	(1)	393
Other income (expense)
Interest income	3	1	3	(3)	4
Allowance for equity funds used during construction	–	30	9	–	39
Other, net	7	–	(7)	(1)	(1)
Total other income (expense), net	10	31	5	(4)	42
Interest charges
Interest charges	52	72	59	(4)	179
Allowance for borrowed funds used during construction	–	(9)	(3)	–	(12)
Total interest charges, net	52	63	56	(4)	167
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(43)	108	204	(1)	268
Income tax (benefit) expense	(13)	21	76	1	85
Equity in earnings of consolidated subsidiaries	211	–	–	(211)	–
Income (loss) from continuing operations	181	87	128	(213)	183
Discontinued operations, net of tax	1	(1)	–	–	–
Net income (loss)	182	86	128	(213)	183
Net income attributable to noncontrolling interests, net of tax	–	(1)	–	–	(1)
Net income (loss) attributable to controlling interests	$182	$85	$128	$(213)	$182

Condensed Consolidating Balance Sheet
March 31, 2010
	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
(in millions)
ASSETS
Utility plant, net	$–	$9,906	$10,122	$113	$20,141
Current assets
Cash and cash equivalents	272	339	410	–	1,021
Notes receivable from affiliated companies	119	48	7	(174)	–
Regulatory assets	–	141	69	–	210
Derivative collateral posted	–	270	27	–	297
Income taxes receivable	30	6	7	(28)	15
Prepayments and other current assets	20	1,155	1,311	(199)	2,287
Total current assets	441	1,959	1,831	(401)	3,830
Deferred debits and other assets
Investment in consolidated subsidiaries	13,542	–	–	(13,542)	–
Regulatory assets	–	1,430	903	(1)	2,332
Goodwill	–	–	–	3,655	3,655
Nuclear decommissioning trust funds	–	516	910	–	1,426
Other assets and deferred debits	162	220	911	(543)	750
Total deferred debits and other assets	13,704	2,166	2,724	(10,431)	8,163
Total assets	$14,145	$14,031	$14,677	$(10,719)	$32,134
CAPITALIZATION AND LIABILITIES
Equity
Common stock equity	$9,676	$4,648	$5,222	$(9,870)	$9,676
Noncontrolling interests	–	4	1	–	5
Total equity	9,676	4,652	5,223	(9,870)	9,681
Preferred stock of subsidiaries	–	34	59	–	93
Long-term debt, affiliate	–	309	115	(152)	272
Long-term debt, net	3,494	4,481	3,687	–	11,662
Total capitalization	13,170	9,476	9,084	(10,022)	21,708
Current liabilities
Current portion of long-term debt	700	300	6	–	1,006
Notes payable to affiliated companies	–	165	9	(174)	–
Derivative liabilities	–	234	47	–	281
Other current liabilities	249	1,050	881	(225)	1,955
Total current liabilities	949	1,749	943	(399)	3,242
Deferred credits and other liabilities
Noncurrent income tax liabilities	–	334	1,309	(404)	1,239
Regulatory liabilities	–	1,118	1,343	113	2,574
Other liabilities and deferred credits	26	1,354	1,998	(7)	3,371
Total deferred credits and other liabilities	26	2,806	4,650	(298)	7,184
Total capitalization and liabilities	$14,145	$14,031	$14,677	$(10,719)	$32,134

Condensed Consolidating Balance Sheet
December 31, 2009
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
ASSETS
Utility plant, net	$–	$9,733	$9,886	$114	$19,733
Current assets
Cash and cash equivalents	606	72	47	–	725
Notes receivable from affiliated companies	30	46	303	(379)	–
Regulatory assets	–	54	88	–	142
Derivative collateral posted	–	139	7	–	146
Income taxes receivable	5	97	50	(7)	145
Prepayments and other current assets	14	1,158	1,377	(176)	2,373
Total current assets	655	1,566	1,872	(562)	3,531
Deferred debits and other assets
Investment in consolidated subsidiaries	13,348	–	–	(13,348)	–
Regulatory assets	–	1,307	873	(1)	2,179
Goodwill	–	–	–	3,655	3,655
Nuclear decommissioning trust funds	–	496	871	–	1,367
Other assets and deferred debits	166	202	923	(520)	771
Total deferred debits and other assets	13,514	2,005	2,667	(10,214)	7,972
Total assets	$14,169	$13,304	$14,425	$(10,662)	$31,236
CAPITALIZATION AND LIABILITIES
Equity
Common stock equity	$9,449	$4,590	$5,085	$(9,675)	$9,449
Noncontrolling interests	–	3	3	–	6
Total equity	9,449	4,593	5,088	(9,675)	9,455
Preferred stock of subsidiaries	–	34	59	–	93
Long-term debt, affiliate	–	309	115	(152)	272
Long-term debt, net	4,193	3,883	3,703	–	11,779
Total capitalization	13,642	8,819	8,965	(9,827)	21,599
Current liabilities
Current portion of long-term debt	100	300	6	–	406
Short-term debt	140	–	–	–	140
Notes payable to affiliated companies	–	376	3	(379)	–
Derivative liabilities	–	161	29	–	190
Other current liabilities	261	941	902	(182)	1,922
Total current liabilities	501	1,778	940	(561)	2,658
Deferred credits and other liabilities
Noncurrent income tax liabilities	–	320	1,258	(382)	1,196
Regulatory liabilities	–	1,103	1,293	114	2,510
Other liabilities and deferred credits	26	1,284	1,969	(6)	3,273
Total deferred credits and other liabilities	26	2,707	4,520	(274)	6,979
Total capitalization and liabilities	$14,169	$13,304	$14,425	$(10,662)	$31,236

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2010
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Net cash (used) provided by operating activities	$(36)	$209	$484	$(71)	$586
Investing activities
Gross property additions	–	(275)	(304)	24	(555)
Nuclear fuel additions	–	(8)	(46)	–	(54)
Purchases of available-for-sale securities and other investments	–	(1,823)	(163)	–	(1,986)
Proceeds from available-for-sale securities and other investments	–	1,827	150	–	1,977
Changes in advances to affiliated companies	(89)	(2)	296	(205)	–
Return of investment in consolidated subsidiaries	30	–	–	(30)	–
Contributions to consolidated subsidiaries	(21)	–	–	21	–
Other investing activities	–	(1)	–	–	(1)
Net cash used by investing activities	(80)	(282)	(67)	(190)	(619)
Financing activities
Issuance of common stock	197	–	–	–	197
Dividends paid on common stock	(175)	–	–	–	(175)
Dividends paid to parent	–	(50)	–	50	–
Dividends paid to parent in excess of retained earnings	–	–	(30)	30	–
Net decrease in short-term debt	(140)	–	–	–	(140)
Proceeds from issuance of long-term debt, net	–	591	–	–	591
Retirement of long-term debt	(100)	–	–	–	(100)
Changes in advances from affiliated companies	–	(211)	6	205	–
Contributions from parent	–	10	19	(29)	–
Other financing activities	–	–	(49)	5	(44)
Net cash (used) provided by financing activities	(218)	340	(54)	261	329
Net (decrease) increase in cash and cash equivalents	(334)	267	363	–	296
Cash and cash equivalents at beginning of period	606	72	47	–	725
Cash and cash equivalents at end of period	$272	$339	$410	$–	$1,021

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2009
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Net cash provided (used) by operating activities	$143	$53	$399	$(200)	$395
Investing activities
Gross property additions	–	(462)	(185)	8	(639)
Nuclear fuel additions	–	(9)	(28)	–	(37)
Proceeds from sales of assets to affiliated companies	–	–	7	(7)	–
Purchases of available-for-sale securities and other investments	–	(277)	(439)	–	(716)
Proceeds from available-for-sale securities and other investments	–	280	426	–	706
Changes in advances to affiliated companies	(412)	(29)	(20)	461	–
Return of investment in consolidated subsidiaries	12	–	–	(12)	–
Contributions to consolidated subsidiaries	(191)	–	–	191	–
Other investing activities	–	(3)	(2)	–	(5)
Net cash (used) provided by investing activities	(591)	(500)	(241)	641	(691)
Financing activities
Issuance of common stock	545	–	–	–	545
Dividends paid on common stock	(173)	–	–	–	(173)
Dividends paid to parent	–	(1)	(200)	201	–
Dividends paid to parent in excess of retained earnings	–	–	(12)	12	–
Payments of short-term debt with original maturities greater than 90 days	(29)	–	–	–	(29)
Net decrease in short-term debt	(139)	(241)	(110)	–	(490)
Proceeds from issuance of long-term debt, net	743	–	595	–	1,338
Retirement of long-term debt	–	–	(400)	–	(400)
Changes in advances from affiliated companies	–	454	7	(461)	–
Contributions from parent	–	188	10	(198)	–
Other financing activities	(1)	(2)	(45)	5	(43)
Net cash provided (used) by financing activities	946	398	(155)	(441)	748
Net increase (decrease) in cash and cash equivalents	498	(49)	3	–	452
Cash and cash equivalents at beginning of period	88	73	19	–	180
Cash and cash equivalents at end of period	$586	$24	$22	$–	$632

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following MD&A contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Safe Harbor for Forward-Looking Statements” and Item 1A, “Risk Factors” found within Part II of this Form 10-Q and Item 1A, “Risk Factors” to the Progress Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009 (2009 Form 10-K) for a discussion of the factors that may impact any such forward-looking statements made herein.

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

This discussion should be read in conjunction with the accompanying financial statements found elsewhere in this report and in conjunction with the 2009 Form 10-K.

PROGRESS ENERGY

RESULTS OF OPERATIONS

In this section, we provide analysis and discussion of earnings and the factors affecting earnings on both a GAAP and non-GAAP basis. We introduce our results of operations in an overview section followed by a more detailed analysis and discussion by business segment.

We compute our non-GAAP financial measurement “Ongoing Earnings” as GAAP net income attributable to controlling interests after excluding discontinued operations and the effects of certain identified gains and charges, which are considered Ongoing Earnings adjustments. Some of the excluded gains and charges have occurred in more than one reporting period but are not considered representative of fundamental core earnings. Ongoing Earnings is not a measure calculated in accordance with GAAP, and should be viewed as a supplement to, and not a substitute for, our results of operations presented in accordance with GAAP.

A reconciliation of Ongoing Earnings to GAAP net income attributable to controlling interests follows:

(in millions except per share data)	PEC	PEF	Corporate and Other	Total	Per Share
Three months ended March 31, 2010
Ongoing Earnings	$147	$113	$(47)	$213	$0.75
Tax levelization	2	(2)	(2)	(2)	−
Change in the tax treatment of the Medicare Part D subsidy	(12)	(10)	−	(22)	(0.08)
Discontinued operations attributable to controlling interests, net of tax	−	−	1	1	−
Net income (loss) attributable to controlling interests(a)	$137	$101	$(48)	$190	$0.67

Three months ended March 31, 2009
Ongoing Earnings	$129	$91	$(38)	$182	$0.66
Tax levelization	(2)	(3)	(2)	(7)	(0.02)
CVO mark-to-market	−	−	7	7	0.02
Net income (loss) attributable to controlling interests(a)	$127	$88	$(33)	$182	$0.66

(a)	Net income attributable to controlling interests is shown net of preferred stock dividend requirement of $(1) million at both PEC and PEF.

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

OVERVIEW

For the quarter ended March 31, 2010, our net income attributable to controlling interests was $190 million, or $0.67 per share, compared to net income attributable to controlling interests of $182 million, or $0.66 per share, for the same period in 2009. The increase as compared to prior year was primarily due to:

•	favorable weather at the Utilities;
•	increased retail base rates at PEF;
•	higher returns earned related to placing Clean Air Interstate Rule (CAIR) assets into service at PEF; and
•	favorable net retail customer growth and usage at the Utilities.

Offsetting these items were:

•	unfavorable change in the tax treatment of the Medicare Part D subsidy at the Utilities (Ongoing Earnings adjustment);
•	unfavorable allowance for funds used during construction (AFUDC) equity at PEF;
•	higher operation and maintenance (O&M) expenses at the Utilities; and
•	higher income tax expense due to the benefit related to nuclear decommissioning trust (NDT) funds in 2009 at the Utilities.

PROGRESS ENERGY CAROLINAS

PEC contributed net income available to parent totaling $137 million and $127 million for the three months ended March 31, 2010 and 2009, respectively. The increase in net income available to parent for the three months ended March 31, 2010, compared to the same period in 2009, was primarily due to the favorable impact of weather, favorable net retail customer growth and usage, lower interest expense, favorable AFUDC equity and favorable impact of tax levelization, partially offset by higher O&M expenses and the unfavorable change in the tax treatment of the Medicare Part D subsidy. PEC contributed Ongoing Earnings of $147 million and $129 million for the three months ended March 31, 2010 and 2009, respectively. The 2010 Ongoing Earnings adjustments to net income available to parent were due to PEC recording a tax levelization benefit of $2 million and a $12 million charge for the change in the tax treatment of the Medicare Part D subsidy. The 2009 Ongoing Earnings adjustment to net income available to parent was due to PEC recording a tax levelization charge of $2 million. Management does not consider these items to be representative of PEC’s fundamental core earnings and excluded these items in computing PEC’s Ongoing Earnings.

The revenue table that follows presents the total amount and percentage change of total operating revenues and its components. “Base Revenues" is a non-GAAP measure and is defined as operating revenues excluding clause recoverable regulatory returns, miscellaneous revenues and fuel and other pass-through revenues. We and PEC consider Base Revenues a useful measure to evaluate PEC’s electric operations because fuel and other pass-through revenues primarily represent the recovery of fuel, applicable portions of purchased power expenses and other pass-through expenses through cost-recovery clauses and, therefore, do not have a material impact on earnings. Clause recoverable regulatory returns include the return on asset component of demand-side management (DSM), energy-efficiency (EE) and renewable energy clause revenues. We and PEC have included the reconciliation and analysis that follows as a complement to the financial information we provide in accordance with GAAP.

REVENUES

A reconciliation of Base Revenues to GAAP operating revenues, including the percentage change by customer class, for the three months ended March 31 follows:

(in millions)
Customer Class	2010	Change	% Change	2009
Residential	$356	$33	10.2	$323
Commercial	173	−	–	173
Industrial	80	(2)	(2.4)	82
Governmental	14	−	–	14
Unbilled	(33)	4	–	(37)
Total retail base revenues	590	35	6.3	555
Wholesale base revenues	75	(11)	(12.8)	86
Total Base Revenues	665	24	3.7	641
Clause recoverable regulatory returns	1	(1)	(50.0)	2
Miscellaneous	35	5	16.7	30
Fuel and other pass-through revenues	562	57	–	505
Total operating revenues	$1,263	$85	7.2	$1,178

PEC’s total Base Revenues were $665 million and $641 million for the three months ended March 31, 2010 and 2009, respectively. The $24 million increase in Base Revenues was due primarily to the $29 million favorable impact of weather, the $8 million favorable impact of retail customer growth and usage, partially offset by $11 million lower wholesale base revenues. The favorable impact of weather was driven by 18 percent higher heating degree days than 2009. Additionally, heating degree days were 19 percent higher than normal in 2010. The favorable impact of retail customer growth and usage was driven by an increase in the average usage per retail customer and a net 12,000 increase in the average number of customers for 2010 compared to 2009. The lower wholesale base revenues were primarily due to lower energy rates with a major customer.

PEC’s electric energy sales in kilowatt-hours (kWh) and the percentage change by customer class for the three months ended March 31 were as follows:

(in millions of kWh)
Customer Class	2010	Change	% Change	2009
Residential	5,888	750	14.6	5,138
Commercial	3,421	106	3.2	3,315
Industrial	2,445	25	1.0	2,420
Governmental	375	32	9.3	343
Unbilled	(630)	(166)	−	(464)
Total retail kWh sales	11,499	747	6.9	10,752
Wholesale	3,812	136	3.7	3,676
Total kWh sales	15,311	883	6.1	14,428

The increase in retail and wholesale kWh sales in 2010 was primarily due to favorable weather as previously discussed.

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

Fuel and purchased power expenses were $533 million for the three months ended March 31, 2010, which represents a $34 million increase compared to the same period in 2009. Fuel used in electric generation increased $41 million to $483 million primarily due to the $34 million impact of a change in generation mix resulting from nuclear plant outages and the $31 million impact of higher system requirements resulting from favorable weather, partially offset by $24 million lower deferred fuel expense. The decrease in deferred fuel expense was primarily due to higher fuel expenses and lower fuel rates in North Carolina. Purchased power expense decreased $7 million to $50 million compared to the same period in 2009 primarily due to a decrease in interchange purchases resulting from the expiration of a contract in December 2009.

Operation and Maintenance

O&M expense was $285 million for the three months ended March 31, 2010, which represents a $26 million increase compared to the same period in 2009. This increase was primarily due to $9 million lower nuclear insurance refund, $6 million higher storm costs, $5 million higher emission expense primarily due to sales of nitrogen oxides (NOx) emission allowances in the prior year and $4 million higher nuclear plant outage and maintenance costs.

Taxes Other Than on Income

Taxes other than on income was $60 million for the three months ended March 31, 2010, which represents a $6 million increase compared to the same period in 2009. This increase was primarily due to a $4 million increase in gross receipts taxes due to higher retail revenues as previously discussed. Gross receipts taxes are collected from customers and recorded as revenues and then remitted to the applicable taxing authority. Therefore, these taxes have no material impact on earnings.

Total Other Income, Net

Total other income, net was $7 million for the three months ended March 31, 2010, which represents a $3 million increase compared to the same period in 2009. This increase was primarily due to favorable AFUDC equity of $4 million. The favorable AFUDC equity was related to increased eligible construction project costs.

Total Interest Charges, net

Total interest charges, net was $46 million for the three months ended March 31, 2010, which represents an $8 million decrease compared to the same period in 2009. This decrease was primarily due to lower average debt outstanding.

Income Tax Expense

Income tax expense increased $18 million for the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to the $12 million impact of the change in the tax treatment of the Medicare Part D subsidy resulting from recently enacted federal health care reform (See Note 8), the $11 million impact of higher pre-tax income and the $5 million impact of the favorable prior year tax benefit related to a deduction triggered by the transfer of previously funded amounts from nonqualified NDTs to qualified NDTs. These unfavorable items are partially offset by the $4 million impact of tax levelization. GAAP requires companies to apply a levelized effective income tax rate to interim periods that is consistent with the estimated annual effective tax rate. PEC’s income tax expense was decreased by $2 million for the three months ended March 31, 2010, compared to an increase of $2 million for the three months ended March 31, 2009, in order to maintain an effective tax rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Because this adjustment will vary each quarter, but will have no effect on net income for the year, management does not consider this adjustment to be representative of PEC’s fundamental core earnings. Additionally, management does not consider the change in the tax treatment of the Medicare Part D subsidy to be representative of PEC’s fundamental core earnings. Accordingly, management has determined that the impacts of tax levelization and the change in the tax treatment of the Medicare Part D subsidy should be excluded in computing PEC’s Ongoing Earnings.

PROGRESS ENERGY FLORIDA

PEF contributed net income available to parent totaling $101 million and $88 million for the three months ended March 31, 2010 and 2009, respectively. The increase in net income available to parent for the three months ended March 31, 2010, compared to the same period in 2009, was primarily due to the favorable impact of weather, increased retail base rates, higher returns earned related to placing CAIR assets into service and higher miscellaneous revenues, partially offset by unfavorable AFUDC equity, higher income tax expense due to the prior year benefit related to NDT funds and the unfavorable change in the tax treatment of the Medicare Part D subsidy and lower wholesale base revenues. PEF contributed Ongoing Earnings of $113 million and $91 million for the three months ended March 31, 2010 and 2009, respectively. The 2010 Ongoing Earnings adjustments to net income available to parent were due to PEF recording a tax levelization charge of $2 million and a $10 million charge for the change in the tax treatment of the Medicare Part D subsidy. The 2009 Ongoing Earnings adjustment to net income available to parent was due to PEF recording a tax levelization charge of $3 million. Management does not consider these charges to be representative of PEF’s fundamental core earnings and excluded these charges in computing PEF’s Ongoing Earnings.

The revenue table that follows presents the total amount and percentage change of total operating revenues and its components. “Base Revenues” is a non-GAAP measure and is defined as operating revenues excluding clause recoverable regulatory returns, miscellaneous revenues and fuel and other pass-through revenues. We and PEF consider Base Revenues a useful measure to evaluate PEF’s electric operations because fuel and other pass-through revenues primarily represent the recovery of fuel, applicable portions of purchased power and other pass-through expenses through cost-recovery clauses and, therefore, do not have a material impact on earnings. Clause recoverable regulatory returns include the revenues associated with the return on asset component of nuclear cost-

recovery and environmental cost recovery clause (ECRC) revenues. We and PEF have included the reconciliation and analysis that follows as a complement to the financial information we provide in accordance with GAAP.

REVENUES

A reconciliation of Base Revenues to GAAP operating revenues, including the percentage change by year and by customer class, for the three months ended March 31 follows:

(in millions)
Customer Class	2010	Change	% Change	2009
Residential	$261	$62	31.2	$199
Commercial	81	10	14.1	71
Industrial	18	2	12.5	16
Governmental	21	2	10.5	19
Unbilled	(1)	−	–	(1)
Total retail base revenues	380	76	25.0	304
Wholesale base revenues	43	(18)	(29.5)	61
Total Base Revenues	423	58	15.9	365
Clause recoverable regulatory returns	38	31	442.9	7
Miscellaneous	53	9	20.5	44
Fuel and other pass-through revenues	756	(90)	–	846
Total operating revenues	$1,270	$8	0.6	$1,262

PEF’s total Base Revenues were $423 million and $365 million for the three months ended March 31, 2010 and 2009, respectively. The $58 million increase in Base Revenues was due primarily to the $36 million favorable impact of weather, the $33 million impact of increased retail base rates from the repowered Bartow Plant (See Note 3B) and the $7 million favorable impact of net retail customer growth and usage, partially offset by $18 million lower wholesale base revenues. The favorable impact of weather was driven by 80 percent higher heating degree days than 2009. Additionally, heating degree days were 143 percent higher than normal in 2010. The favorable impact of net retail customer growth and usage was driven by an increase in the average usage per retail customer, partially offset by a net 1,000 decrease in the average number of customers for 2010 compared to 2009. PEF’s wholesale base revenues were $43 million and $61 million for the three months ended March 31, 2010 and 2009, respectively. The $18 million decrease was due primarily to an amended contract with a major customer and decreased revenues from a contract that expired in 2009. Given the current economic conditions, PEF does not believe it is likely to replace in 2010 wholesale contracts that expired in 2009.

PEF’s clause recoverable regulatory returns were $38 million and $7 million for 2010 and 2009, respectively. The $31 million higher revenues primarily relate to higher returns on ECRC assets due to placing approximately $770 million of CAIR projects into service in late 2009. We anticipate this trend of higher returns to continue throughout 2010.

PEF’s miscellaneous revenues increased $9 million in 2010 primarily due to higher transmission revenues.

PEF’s electric energy sales in kWh and the percentage change by customer class for the three months ended March 31 were as follows:

(in millions of kWh)
Customer Class	2010	Change	% Change	2009
Residential	5,126	839	19.6	4,287
Commercial	2,597	43	1.7	2,554
Industrial	768	(23)	(2.9)	791
Governmental	734	2	0.3	732
Unbilled	(70)	(55)	−	(15)
Total retail kWh sales	9,155	806	9.7	8,349
Wholesale	1,004	(48)	(4.6)	1,052
Total kWh sales	10,159	758	8.1	9,401

The increase in retail kWh sales in 2010 was primarily due to favorable weather as previously discussed. Industrial kWh sales have decreased primarily due to a slight decline in the average number of customers for 2010 compared to 2009 and lower average usage per customer. Despite the decrease in sales, industrial revenues increased primarily due to increased base rates.

The decrease in wholesale kWh sales in 2010 was primarily due to decreased sales from a contract that expired in 2009 as previously discussed.

The economic conditions and general housing downturn in the United States has continued to contribute to a slowdown in customer growth and usage in PEF’s service territory. The impact of the general housing downturn was especially severe in several states, including Florida. Additionally, we believe the current economic conditions have impacted our wholesale customers’ usage. We cannot predict how long these economic conditions may last or the extent to which revenues may be impacted. In the future, PEF’s customer usage could be impacted by customer response to EE programs and to increased rates.

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

Fuel and purchased power expenses were $626 million for the three months ended March 31, 2010, which represents a $46 million decrease compared to the same period in 2009. Fuel used in electric generation decreased $99 million to $413 million compared to the same period in 2009. This decrease was primarily due to lower deferred fuel expense of $178 million resulting from lower fuel rates that assumed the plant outage at Crystal River Unit No. 3 (CR3) would be completed within its original schedule (See “Other Matters – Nuclear”) and higher current year fuel expenses, partially offset by increased current year fuel costs of $79 million. The increase in current year fuel costs was primarily due to higher system requirements driven by favorable weather and a change in generation mix resulting from the extended plant outage at CR3. Purchased power expense increased $53 million to $213 million compared to the same period in 2009. This increase was primarily due to an increase in the recovery of deferred capacity costs of $35 million resulting from increased rates and increased purchases of $18 million to meet higher system requirements resulting from favorable weather.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense was $124 million for the three months ended March 31, 2010, which represents a $36 million decrease compared to the same period in 2009. Depreciation, amortization and accretion expense decreased primarily due to $42 million lower nuclear cost-recovery amortization. The nuclear cost-recovery amortization is recovered through a cost-recovery clause and, therefore, has no material impact on earnings. In aggregate, depreciation, amortization and accretion expenses recoverable through base rates increased $3 million compared to the same period in 2009.

Taxes Other Than on Income

Taxes other than on income was $93 million for the three months ended March 31, 2010, which represents a $5 million increase compared to the same period in 2009. This increase was primarily due to higher property taxes of $3 million and a $1 million increase in gross receipts and franchise taxes due to higher retail revenues as previously discussed. Gross receipts and franchise taxes are collected from customers and recorded as revenues and then remitted to the applicable taxing authority. Therefore, these taxes have no material impact on earnings.

Total Other Income, Net

Total other income, net was $10 million for the three months ended March 31, 2010, which represents a $21 million decrease compared to the same period in 2009. This decrease was primarily due to $22 million unfavorable AFUDC equity related to lower eligible construction project costs with the repowered Bartow Plant and CAIR projects being placed in service in the second and fourth quarters of 2009, respectively.

Income Tax Expense

Income tax expense increased $47 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to the $23 million tax impact of higher pre-tax income, the $11 million impact of the favorable prior year tax benefit related to a deduction triggered by the transfer of previously funded amounts from the nonqualified NDT to the qualified NDT, the $10 million impact of the change in the tax treatment of the Medicare Part D subsidy resulting from recently enacted federal health care reform (See Note 8), and the $8 million impact of the unfavorable AFUDC equity discussed above. AFUDC equity is excluded from the calculation of income tax expense. PEF’s income tax expense was increased by $2 million and $3 million for the three months ended March 31, 2010 and 2009, respectively, related to the impact of tax levelization. GAAP requires companies to apply a levelized effective income tax rate to interim periods that is consistent with the estimated annual effective tax rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Because this adjustment will vary each quarter, but will have no effect on net income for the year, management does not consider this adjustment to be representative of PEF’s fundamental core earnings. Additionally, management does not consider the change in the tax treatment of the Medicare Part D subsidy to be representative of PEF’s fundamental core earnings. Accordingly, management has determined that the impacts of tax levelization and the change in the tax treatment of the Medicare Part D subsidy should be excluded in computing PEF’s Ongoing Earnings.

CORPORATE AND OTHER

The Corporate and Other segment primarily includes the operations of the Parent, Progress Energy Service Company, LLC (PESC) and other miscellaneous nonregulated businesses (Corporate and Other) that do not separately meet the quantitative disclosure requirements as a reportable business segment. A discussion of the items excluded from Corporate and Other’s Ongoing Earnings is included in the detailed discussion and analysis below. Management believes the excluded items are not representative of our fundamental core earnings.

The following table reconciles Corporate and Other’s Ongoing Earnings to GAAP net income attributable to controlling interests:

	Three months ended March 31,
(in millions)	2010	2009
Other interest expense	$(77)	$(55)
Other income tax benefit	24	10
Other income	6	7
Ongoing Earnings	(47)	(38)
Tax levelization	(2)	(2)
CVO mark-to-market	−	7
Discontinued operations attributable to controlling interests, net of tax	1	−
Net loss attributable to controlling interests	$(48)	$(33)

OTHER INTEREST EXPENSE

Other interest expense increased $22 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to higher average debt outstanding.

OTHER INCOME TAX BENEFIT

Other income tax benefit increased $14 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to the $9 million favorable tax impact of lower pre-tax income and the $2 million impact of the unfavorable prior year effect on the Corporate tax position resulting from the deductions taken by the Utilities related to NDT funds (See “Progress Energy Carolinas – Income Tax Expense” and “Progress Energy Florida – Income Tax Expense”).

ONGOING EARNINGS ADJUSTMENTS

Tax Levelization

GAAP requires companies to apply a levelized effective income tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $2 million for the three months ended March 31, 2010 and 2009, in order to maintain an effective tax rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Because this adjustment will vary each quarter, but will have no effect on net income for the year, management does not consider this adjustment to be representative of our fundamental core earnings.

CVO Mark-to-Market

At March 31, 2010 and 2009, the contingent value obligations (CVOs) had fair values of approximately $15 million and $27 million, respectively. Progress Energy recorded an unrealized gain of $7 million for the three months ended March 31, 2009, to record the changes in fair value of the CVOs, which had average unit prices of $0.16 and $0.28 at March 31, 2010 and 2009, respectively. There was no change in the fair value of the CVOs for the three months ended March 31, 2010. See Note 15 in the 2009 Form 10-K for further information. Because Progress Energy is unable to predict the changes in the fair value of the CVOs, management does not consider this adjustment to be representative of our fundamental core earnings.

Discontinued Operations Attributable to Controlling Interests, Net of Tax

We completed our business strategy of divesting of nonregulated businesses to reduce our business risk and focus on core operations of the Utilities. We recognized $1 million of income from discontinued operations attributable to controlling interests, net of tax, for the three months ended March 31, 2010.

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

The majority of our operating costs are related to the Utilities. Most of these costs are recovered from ratepayers in accordance with various rate plans. We are allowed to recover certain fuel, purchased power and other costs incurred by PEC and PEF through their respective recovery clauses. The types of costs recovered through clauses vary by jurisdiction. Fuel price volatility and plant performance can lead to over- or under-recovery of fuel costs, as changes in fuel expense are not immediately reflected in fuel surcharges due to regulatory lag in setting the surcharges. As a result, fuel price volatility and plant performance can be both a source of and a use of liquidity resources, depending on what phase of the cycle of price volatility we are experiencing and/or how our plants are performing. Changes in the Utilities’ fuel and purchased power costs may affect the timing of cash flows, but not materially affect net income.

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

The Parent is a holding company and, as such, has no revenue-generating operations of its own. The primary cash needs at the Parent level are our common stock dividend, interest and principal payments on the Parent’s $4.2 billion of senior unsecured debt and potentially funding the Utilities’ capital expenditures through equity contributions. The Parent’s ability to meet these needs is typically funded with dividends from the Utilities generated from their earnings and cash flows, and to a lesser extent, dividends from other subsidiaries; repayment of funds due to the Parent by its subsidiaries; the Parent’s bank facility; and/or the Parent’s ability to access the short-term and long-term debt and equity capital markets. In recent years, rather than paying dividends to the Parent, the Utilities, to a large extent, have retained their free cash flow to fund their capital expenditures. During 2009, PEC paid a dividend of $200 million to the Parent and PEF received equity contributions of $620 million from the Parent. PEC and PEF expect to pay dividends to the Parent in 2010. There are a number of factors that impact the Utilities’ decision or ability to pay dividends to the Parent or to seek equity contributions from the Parent, including capital expenditure decisions and the timing of recovery of fuel and other pass-through costs. Therefore, we cannot predict the level of dividends or equity contributions between the Utilities and the Parent from year to year. The Parent could change its existing common stock dividend policy based upon these and other business factors.

Cash from operations, commercial paper issuance, borrowings under our credit facilities, long-term debt financings, and/or ongoing sales of common stock from our Progress Energy Investor Plus Plan (IPP), employee benefit and stock option plans are expected to fund capital expenditures, long-term debt maturities and common stock dividends for 2010. For the fiscal year 2010, we plan, subject to market conditions, to realize up to $500 million from the sale of stock through these types of ongoing equity sales (See “Financing Activities”). We will continue to monitor the credit markets to maintain an appropriate level of liquidity. As discussed further in “Credit Rating Matters,” our ability to access the capital markets on favorable terms may be negatively impacted by credit rating actions.

We have 16 financial institutions that support our combined $2.030 billion revolving credit facilities for the Parent, PEC and PEF, thereby limiting our dependence on any one institution. The credit facilities serve as back-ups to our commercial paper programs. To the extent amounts are reserved for commercial paper or letters of credit outstanding, they are not available for additional borrowings. At March 31, 2010, the Parent had no outstanding borrowings under its credit facility, no outstanding commercial paper and had issued $38 million of letters of credit, which were supported by the revolving credit facility. At March 31, 2010, PEC and PEF had no outstanding borrowings under their respective credit facilities and no outstanding commercial paper. Based on these outstanding amounts at March 31, 2010, there was a combined $1.992 billion available for additional borrowings.

At March 31, 2010, PEC and PEF had limited counterparty mark-to-market exposure for financial commodity hedges (primarily gas and oil hedges) due to spreading our concentration risk over a number of counterparties. In the event of default by a counterparty, the exposure in the transaction is the cost of replacing the agreements at current market rates. At March 31, 2010, the majority of the Utilities’ open financial commodity hedges were in net mark-to-market liability positions. See Note 9A for additional information with regard to our commodity derivatives.

At March 31, 2010, we had limited mark-to-market exposure to certain financial institutions under pay-fixed forward starting swaps to hedge cash flow risk with regard to future financing transactions for the Parent and PEC. In the event of default by a counterparty, the exposure in the transaction is the cost of replacing the agreements at current market rates. At March 31, 2010, the sum of the Parent’s and the sum of PEC’s open pay-fixed forward starting swaps were each in a net mark-to-market asset position. See Note 9B for additional information with regard to our interest rate derivatives.

Our pension trust funds and nuclear decommissioning trust funds are managed by a number of financial institutions, and the assets being managed are diversified in order to limit concentration risk in any one institution or business sector.

We believe our internal and external liquidity resources will be sufficient to fund our current business plans. Risk factors associated with the capital markets and credit ratings are discussed below and in Item 1A, “Risk Factors” to the 2009 Form 10-K.

The following discussion of our liquidity and capital resources is on a consolidated basis.

HISTORICAL FOR 2010 AS COMPARED TO 2009

CASH FLOWS FROM OPERATIONS

Net cash provided by operating activities increased $191 million for the three months ended March 31, 2010, when compared to the corresponding period in the prior year. The increase was primarily due to a $160 million decrease in inventory, primarily due to a decrease in coal purchases as a result of PEC’s 2010 usage of inventory from year-end 2009 and a change in generation mix and PEF’s lower inventory primarily due to higher consumption as a result of favorable weather; $107 million increase from accounts payable, primarily driven by PEF’s lower payments for fuel purchases and purchased power; and a $59 million decrease in cash collateral posted with counterparties on derivative contracts. These impacts were partially offset by a $173 million decrease in the recovery of deferred fuel costs primarily as a result of PEF’s lower fuel rates and higher current year fuel expenses.

INVESTING ACTIVITIES

Net cash used by investing activities decreased by $72 million for the three months ended March 31, 2010, when compared to the corresponding period in the prior year. This decrease was primarily due to lower capital expenditures for environmental compliance and nuclear projects at PEF, partially offset by higher capital expenditures primarily related to the Richmond County generation site at PEC.

FINANCING ACTIVITIES

Net cash provided by financing activities decreased by $419 million for the three months ended March 31, 2010, when compared to the corresponding period in the prior year. The decrease was primarily due to a $747 million decrease in proceeds from long-term debt issuances, net primarily due to PEF’s $591 million proceeds from long-term debt issuances in 2010 compared to $1.338 billion proceeds from long-term debt issuances at the Parent and PEC in 2009; and a $348 million decrease in net issuance of common stock, primarily related to the Parent’s January

2009 common stock offering. These impacts were partially offset by a $350 million decrease in repayments of short-term debt driven by commercial paper repayments in 2009; and a $300 million decrease in long-term debt retirements, due to the Parent’s $100 million repayment of senior notes in January 2010 compared to PEC’s $400 million retirement of senior notes in March 2009. A discussion of our 2010 financing activities follows.

On January 15, 2010, the Parent paid at maturity $100 million of its Series A Floating Rate Notes with proceeds from the $950 million of Senior Notes issued in November 2009.

On March 25, 2010, PEF issued $250 million of 4.55% First Mortgage Bonds due 2020 and $350 million of 5.65% First Mortgage Bonds due 2040. A portion of the proceeds was used to repay the outstanding balance of PEF’s notes payable to affiliated companies. We expect to use the remainder of the bond proceeds to retire the $300 million outstanding balance of PEF’s 4.50% First Mortgage Bonds due June 1, 2010, and for general corporate purposes.

At December 31, 2009, we had 500 million shares of common stock authorized under our charter, of which 281 million shares were outstanding. For the three months ended March 31, 2010, we issued approximately 6.1 million shares of common stock through the IPP and equity incentive plans resulting in approximately $197 million in net proceeds. For the three months ended March 31, 2009, we issued approximately 15.5 million shares of common stock resulting in approximately $545 million in net proceeds. Included in these amounts were 14.4 million shares issued in an underwritten public offering for net proceeds of approximately $523 million.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, there were no material changes in our “Capital Expenditures,” “Other Cash Needs,” “Credit Facilities,” or “Credit Rating Matters” as compared to those discussed under LIQUIDITY AND CAPITAL RESOURCES in Item 7 to the 2009 Form 10-K, other than as described below and under “Regulatory Matters and Recovery of Costs,” “Financing Activities,” and “Credit Rating Matters.”

The Utilities produce substantially all of our consolidated cash from operations. We anticipate that the Utilities will continue to produce substantially all of the consolidated cash flows from operations over the next several years. Our discontinued synthetic fuels operations historically produced significant net earnings from the generation of tax credits (See “Other Matters – Synthetic Fuels Tax Credits”). A portion of these tax credits has yet to be realized in cash due to the difference in timing of when tax credits are recognized for financial reporting purposes and realized for tax purposes. At March 31, 2010, we have carried forward $782 million of deferred tax credits. Realization of these tax credits is dependent upon our future taxable income, which is expected to be generated primarily by the Utilities.

We expect to be able to meet our future liquidity needs through cash from operations, commercial paper issuance, availability under our credit facilities, long-term debt financings and equity offerings. We may also use periodic ongoing sales of common stock from our IPP and employee benefit and stock option plans to meet our liquidity requirements.

We issue commercial paper to meet short-term liquidity needs. If liquidity conditions deteriorate and negatively impact the commercial paper market, we will need to evaluate other, potentially more expensive, options for meeting our short-term liquidity needs, which may include borrowing under our revolving credit agreement (RCA), issuing short-term notes, issuing long-term debt and/or issuing equity. Due to the downgrade of PEF’s senior unsecured credit rating by Moody’s Investors Service, Inc. (Moody’s) on April 9, 2010, PEF’s credit facility fees and borrowing rates under its RCA will increase. We do not expect the increase in such RCA fees to be material. See “Credit Rating Matters” for further discussion regarding credit ratings.

The current RCAs for the Parent, PEC and PEF expire in May 2012, June 2011 and March 2011, respectively. We are currently evaluating options for addressing these upcoming expirations. In the event we enter into new credit facilities, we cannot predict the terms, prices, durations or participants in such facilities.

Progress Energy and its subsidiaries have approximately $12.940 billion in outstanding long-term debt, including the $1.006 billion current portion. Currently, approximately $860 million of the Utilities’ debt obligations, approximately $620 million at PEC and approximately $240 million at PEF, are tax-exempt auction rate securities insured by bond insurance. These tax-exempt bonds have experienced and continue to experience failed auctions. Assuming the failed auctions persist, future interest rate resets on our tax-exempt auction rate bond portfolio will be dependent on the volatility experienced in the indices that dictate our interest rate resets and/or rating agency actions that may move our tax-exempt bond ratings below A3/A-. PEC’s senior secured debt ratings are currently A1/Stable by Moody’s and A-/Negative Outlook by Standard and Poor’s Rating Services (S&P). PEF’s senior secured debt ratings are currently A2/Stable by Moody’s and A-/Negative Outlook by S&P. In the event of a one notch downgrade of PEC’s and/or PEF’s senior secured debt rating by S&P, the ratings of such utility’s tax-exempt bonds would be below A-, most likely resulting in higher future interest rate resets. In the event of a one notch downgrade by Moody’s, PEC’s and PEF’s tax-exempt bonds will continue to be rated at or above A3. We will continue to monitor this market and evaluate options to mitigate our exposure to future volatility.

The performance of the capital markets affects the values of the assets held in trust to satisfy future obligations under our defined benefit pension plans. Although a number of factors impact our pension funding requirements, a decline in the market value of these assets may significantly increase the future funding requirements of the obligations under our defined benefit pension plans. We expect to make at least $120 million of contributions directly to pension plan assets in 2010 (See Note 8).

As discussed in “Liquidity and Capital Resources,” “Capital Expenditures,” and in “Other Matters – Environmental Matters,” over the long term, compliance with environmental regulations and meeting the anticipated load growth at the Utilities as described under “Other Matters – Energy Demand” will require the Utilities to make significant capital investments. These anticipated capital investments are expected to be funded through a combination of cash from operations and issuance of long-term debt, preferred stock and/or common equity, which are dependent on our ability to successfully access capital markets. We may pursue joint ventures or similar arrangements with third parties in order to share some of the financing and operational risks associated with new baseload generation. As discussed in “Other Matters – Nuclear – Potential New Construction,” PEF expects its capital expenditures for the proposed nuclear plant in Levy County, Fla. (Levy) will be significantly less in the near term than previously planned in light of schedule shifts and other factors.

Certain of our hedge agreements may result in the receipt of, or posting of, derivative collateral with our counterparties, depending on the daily derivative position. Fluctuations in commodity prices that lead to our return of collateral received and/or our posting of collateral with our counterparties negatively impact our liquidity. Substantially all derivative commodity instrument positions are subject to retail regulatory treatment. After settlement of the derivatives and consumption of the fuel, any realized gains or losses are passed through the fuel cost-recovery clause. Changes in natural gas prices and settlements of financial hedge agreements since December 31, 2009, have impacted the amount of collateral posted with counterparties. At March 31, 2010, we had posted approximately $297 million of cash collateral compared to $146 million of cash collateral posted at December 31, 2009. The majority of our financial hedge agreements will settle in 2010 and 2011. Additional commodity market price decreases could result in significant increases in the derivative collateral that we are required to post with counterparties. We continually monitor our derivative positions in relation to market price activity. In addition, as discussed in “Credit Rating Matters,” if our credit ratings are downgraded, we may have to post additional cash collateral for derivatives in a liability position.

The amount and timing of future sales of debt and equity securities will depend on market conditions, operating cash flow and our specific needs. We may from time to time sell securities beyond the amount immediately needed to meet capital requirements in order to allow for the early redemption of long-term debt, the redemption of preferred stock, the reduction of short-term debt or for other corporate purposes. See “Credit Rating Matters” for information regarding credit rating actions.

At March 31, 2010, the current portion of our long-term debt was $1.006 billion. We expect to fund the $300 million June 2010 maturity at PEF with proceeds from PEF’s March 2010 $600 million long-term debt issuance. We expect to fund a portion of the Parent’s March 2011 maturity with proceeds from the Parent’s November 2009 $950 million long-term debt issuance and the remaining current portion of long-term debt with a combination of long-term debt issuance and cash from operations.

REGULATORY MATTERS AND RECOVERY OF COSTS

Regulatory matters, including nuclear cost recovery, as discussed in Note 3 and “Other Matters – Regulatory Environment,” and filings for recovery of environmental costs, as discussed in Note 12 and in “Other Matters – Environmental Matters,” may impact our future liquidity and financing activities. The impacts of these matters, including the timing of recoveries from ratepayers, can be both a source of and a use of future liquidity resources. Regulatory developments expected to have a material impact on our liquidity are discussed below.

As discussed further in Note 3 and in “Other Matters – Regulatory Environment,” the North Carolina, South Carolina and Florida legislatures passed energy legislation that became law in recent years. These laws may impact our liquidity over the long term, including among others, provisions regarding cost recovery, mandated renewable portfolio standards, DSM and EE.

PEC Other Matters

On October 13, 2008, the NCUC issued a Certificate of Public Convenience and Necessity allowing PEC to proceed with plans to construct an approximately 600-MW combined cycle dual fuel-capable generating facility at its Richmond County generation site to provide additional generating and transmission capacity to meet the growing energy demands of southern and eastern North Carolina. PEC expects that the new generating and transmission capacity will be in service by June 2011.

North Carolina enacted a law in July 2009 that abbreviates the certification process for a public utility to construct a new natural gas plant as long as the public utility permanently retires the existing coal units at that specific site, and the new generation allows the utility to comply with the North Carolina Clean Smokestacks Act’s (Clean Smokestacks Act) 2013 emission targets. On October 22, 2009, the NCUC issued its order granting PEC a Certificate of Public Convenience and Necessity to construct a 950-MW combined cycle natural gas-fueled electric generating facility at a site in Wayne County, N.C. PEC projects that the generating facility will be in service by January 2013.

On December 1, 2009, PEC filed with the NCUC a plan to retire no later than December 31, 2017, all of its coal-fired generating facilities in North Carolina that do not have scrubbers. These facilities total approximately 1,500 MW at four sites. PEC intends to continue to depreciate these units using the current depreciation rates on file with the NCUC and the SCPSC until PEC completes and files a new depreciation study.

On December 18, 2009, PEC filed with the NCUC an application for a Certificate of Public Convenience and Necessity to construct a 620-MW combined cycle natural gas-fueled electric generating facility at a site in New Hanover County, N.C. PEC projects that the generating facility would be in service by late 2013 or early 2014. A hearing was held on this matter on March 31, 2010, and PEC anticipates a decision after June 1, 2010. We cannot predict the outcome of this matter.

PEF Base Rates

On January 11, 2010, the FPSC approved a base rate increase for PEF of $132 million effective January 1, 2010, which represents the annualized impact of the rate increase that was approved and effective July 2009 for the repowered Bartow Plant. The FPSC authorized PEF the opportunity to earn a return on equity (ROE) of 10.5 percent.

On March 18, 2010, PEF filed a motion for reconsideration with the FPSC to correct calculation errors in the FPSC’s order relating to depreciation expense, accumulated depreciation reserve and revenue requirements. If the motion for reconsideration is approved as filed, the corrections would increase revenue requirements by $36 million. On March 29, 2010, the Office of Public Counsel (OPC) filed a cross-motion for reconsideration challenging the inclusion of the $132 million base rate increase for the repowered Bartow Plant. On April 5, 2010, PEF filed a motion to strike and response to the OPC’s cross-motion for reconsideration.

On May 10, 2010, PEF and the interveners, with the exception of the Florida Association for Fairness in Ratemaking, in the 2009 rate case and March 18, 2010 accounting order docket reached a settlement of all issues in those dockets. Among other provisions, under the terms of the settlement agreement, PEF will maintain base rates at current levels through the last billing cycle of 2012. The settlement agreement also provides that PEF will have the discretion to reduce depreciation expense by up to $150 million in 2010, up to $250 million in 2011, and up to any remaining balance in 2012 until the earlier of (a) PEF’s applicable cost of removal reserve reaching zero, or (b) the expiration of the settlement agreement at the end of 2012. In the event PEF reduces depreciation expense by less than the annual amounts for 2010 or 2011, PEF may carry forward (i.e. increase the cap by) any unused cost of removal reserve amounts in subsequent years during the term of the agreement. PEF’s applicable cost of removal reserve of $535 million is recorded as a regulatory liability on its March 31, 2010 Balance Sheet. In addition, if PEF’s actual retail base rate earnings fall below a 9.5 percent ROE on an adjusted or pro forma basis, as reported on a historical 12-month basis during the term of the agreement, PEF may seek general, limited, or interim base rate relief, or any combination thereof. Prior to requesting any such relief, PEF must have reflected on its referenced surveillance report associated depreciation expense reductions of at least $150 million. The settlement agreement does not preclude PEF from requesting the FPSC to approve the recovery of costs (a) that are of a type which traditionally and historically would be, have been, or are presently recovered through cost-recovery clauses or surcharges, or (b) that are incremental costs not currently recovered in base rates which the legislature or FPSC determines are clause recoverable, or (c) which are recoverable through base rates under the nuclear cost-recovery legislation or the FPSC’s nuclear cost-recovery rule. PEF also may, at its discretion, accelerate in whole or in part the amortization of certain regulatory assets over the term of the settlement agreement. Finally, PEF will be allowed to recover the costs of named storms on an expedited basis. Specifically, PEF can begin recovery, subject to refund, sixty days following the filing of a cost-recovery petition with the FPSC of up to $4.00 per 1,000 kWh on monthly residential customer bills based on a 12-month recovery period. In the event the storm costs exceed that level, any additional costs in excess of $4.00 per 1,000 kWh will be recovered in a subsequent year or years as determined by the FPSC. PEF and the other parties to the settlement jointly filed the settlement agreement with the FPSC on May 10, 2010, and have requested the FPSC to vote on the proposed settlement agreement at the June 1, 2010 agenda conference. The settlement agreement is contingent upon the FPSC approving the agreement in its entirety. We cannot predict the outcome of this matter.

Nuclear Cost Recovery

PEF is allowed to recover prudently incurred site selection costs, preconstruction costs and the carrying cost on construction cost balances on an annual basis through the capacity cost-recovery clause (CCRC). Such amounts will not be included in PEF’s rate base when the plant is placed in commercial operation. The nuclear cost-recovery rule also has a provision to recover costs should the project be abandoned after the utility receives a final order granting a Determination of Need. These costs include any unrecovered construction work in progress at the time of abandonment and any other prudent and reasonable exit costs. In addition, the rule requires the FPSC to conduct an annual prudence review of the reasonableness and prudence of all such costs, including construction costs, and such determination shall not be subject to later review except upon a finding of fraud, intentional misrepresentation or the intentional withholding of key information by the utility.

In 2009, pursuant to the FPSC nuclear cost-recovery rule, PEF filed a petition to recover $446 million through the CCRC, which primarily consists of preconstruction and carrying costs incurred or anticipated to be incurred during 2009 and the projected 2010 costs associated with the Levy and CR3 uprate projects. In an effort to help mitigate the initial price impact on its customers, as part of its filing, PEF proposed collecting certain costs over a five-year period, with associated carrying costs on the unrecovered balance. The FPSC approved the alternate proposal allowing PEF to recover revenue requirements associated with the nuclear cost-recovery clause through the CCRC beginning with the first billing cycle of January 2010. The remainder, with minor adjustments, will also be recovered through the CCRC. In adopting PEF’s proposed rate management plan for 2010, the FPSC permitted PEF to annually reconsider changes to the recovery of deferred amounts to afford greater flexibility to manage future rate impacts. The rate management plan includes the reclassification to the nuclear cost-recovery clause regulatory asset of 1) $198 million of capacity revenues and 2) the accelerated amortization of $76 million of preconstruction costs. The cumulative amount of $274 million was recorded as a nuclear cost-recovery regulatory asset at December 31, 2009, and is projected to be recovered by 2014.

On April 30, 2010, PEF filed its annual nuclear cost-recovery filing with the FPSC to recover $164 million which includes recovery of pre-construction, carrying and CCRC recoverable O&M costs incurred or anticipated to be incurred during 2011, recovery of $60 million of the 2009 deferral in 2011, as well as the estimated actual true-up of 2010 costs associated with the Levy and CR3 uprate projects. This results in a decrease in the nuclear cost-recovery charge of $1.46 per 1,000 kWh for residential customers, which if approved, would begin with the first January 2011 billing cycle. The FPSC has scheduled hearings in this matter for August 24-27, 2010, with a decision expected in October 2010. We cannot predict the outcome of this matter.

Demand-Side Management Cost Recovery

On December 30, 2009, the FPSC ordered PEF and other Florida utilities to adopt DSM goals based on enhanced measures, which will result in significantly higher conservation goals. Under the order, PEF’s aggregate conservation goals over the next ten years were: 1,183 Summer MW, 1,072 Winter MW, and 3,488 gigawatt-hours (GWh) in the aggregate. PEF filed with the FPSC a motion for reconsideration to correct what we believed were oversights or errors. The FPSC subsequently revised the aggregate goals to 1,134 Summer MW, 1,058 Winter MW, and 3,205 GWh over the next ten years. On March 30, 2010, PEF filed a petition for approval of its proposed DSM plan and to authorize cost recovery through the Energy Conservation Cost Recovery Clause (ECCR). The estimated average annual program costs are approximately $484 million, which corresponds to an average annual residential customer electric bill impact of approximately $17 per 1,200 kWh. An agenda conference has been scheduled by the FPSC for August 3, 2010. We cannot predict the outcome of this matter.

CREDIT RATING MATTERS

At May 3, 2010, the major credit rating agencies rated our securities as follows:

	Moody’s Investors Service	Standard & Poor’s	Fitch Ratings
Long-Term Ratings

Parent
Outlook/Watch	Stable	Negative Outlook	Stable
Corporate credit rating	N/A	BBB+	BBB
Senior unsecured debt	Baa2	BBB	BBB

PEC
Outlook/Watch	Stable	Negative Outlook	Stable
Corporate credit rating	A3	BBB+	A-
Senior secured debt	A1	A-	A+
Senior unsecured debt	A3	BBB+	A
Subordinate debt	Baa1	N/A	N/A
Preferred stock	Baa2	BBB-	BBB+

PEF
Outlook/Watch	Stable	Negative Outlook	Stable
Corporate credit rating	Baa1	BBB+	BBB+
Senior secured debt	A2	A-	A
Senior unsecured debt	Baa1	BBB+	A-
Preferred stock	Baa3	BBB-	BBB

Florida Progress Corporation (FPC) Capital I
Outlook/Watch	Stable	N/A	Stable
Quarterly Income Preferred Securities(a)	Baa2	BBB-	BBB

Short-Term Ratings

Parent
Watch	N/A	N/A	N/A
Commercial Paper	P-2	A-2	F2

PEC
Watch	N/A	N/A	N/A
Commercial Paper	P-2	A-2	F1

PEF
Watch	N/A	N/A	N/A
Commercial Paper	P-2	A-2	F2

(a)	Guaranteed by the Parent and FPC.

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

On March 11, 2010, S&P affirmed the ratings of Progress Energy, Inc., PEC, PEF and FPC Capital I. The ratings were removed from CreditWatch Negative and the outlooks were changed to negative. S&P indicated that the negative outlooks reflect the pressure on the consolidated credit profile mainly due to an increase in PEF’s business risk associated with recent regulatory developments and somewhat weaker-than-expected credit metrics over the intermediate term that further accentuate its aggressive financial profile.

On April 9, 2010, Moody’s downgraded the long-term debt and preferred stock ratings of PEF by one notch with a stable outlook. PEF’s senior secured debt rating changed to A2 from A1, its senior unsecured debt rating and Issuer Rating changed to Baa1 from A3, and its preferred stock rating changed to Baa3 from Baa2. Moody’s cited the decline in the political and regulatory environment for investor-owned utilities in Florida and continued challenging economic conditions in PEF’s service territory as key drivers for the rating action. At the same time, Moody’s affirmed all ratings at Progress Energy, Inc., PEC and FPC Capital I with stable outlooks and the short-term rating of PEF.

On April 29, 2010, Fitch downgraded the long-term and short-term credit ratings of PEF by one notch with a stable outlook. PEF’s Issuer Default Rating changed to BBB+ from A-; its senior secured debt rating changed to A from A+; its senior unsecured debt rating changed to A- from A; its preferred stock rating changed to BBB from BBB+; and its short-term/commercial paper rating changed to F2 from F1. Fitch also downgraded FPC Capital I’s preferred securities to BBB from BBB+. Fitch indicated that the primary drivers for the one-notch downgrades were the adverse March 2010 base rate order that increased regulatory and business risk and weak economic conditions in PEF’s service territory. At the same time, Fitch affirmed all ratings at Progress Energy, Inc. and PEC with stable outlooks.

Credit rating downgrades could negatively impact our ability to access the capital markets and respond to major events such as hurricanes. Our cost of capital could also be higher, which could ultimately increase prices for our customers. It is important for us to maintain our credit ratings and have access to the capital markets in order to reliably serve customers, invest in capital improvements and prepare for our customer’s future energy needs (See Item 1A, “Risk Factors” to 2009 Form 10-K).

As discussed in Note 9C, credit rating downgrades could also require us to post additional cash collateral for commodity hedges in a liability position as certain derivative instruments require us to post collateral on liability positions based on our credit ratings.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Our off-balance sheet arrangements and contractual obligations are described below.

GUARANTEES

At March 31, 2010, our guarantees have not changed materially from what was reported in the 2009 Form 10-K.

MARKET RISK AND DERIVATIVES

Under our risk management policy, we may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 9 and Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of market risk and derivatives.

CONTRACTUAL OBLIGATIONS

As part of our ordinary course of business, we and the Utilities enter into various long- and short-term contracts for fuel requirements at our generating plants. Significant changes from the commitment amounts reported in Note 22A in the 2009 Form 10-K can result from new contracts, changes in existing contracts along with the impact of fluctuations in current estimates of future market prices for those contracts that are market price indexed. In most cases, these contracts contain provisions for price adjustments, minimum purchase levels, and other financial commitments. Additional commitments for fuel and related transportation will be required to supply the Utilities’ future needs. At March 31, 2010, our and the Utilities’ contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2009 Form 10-K except as discussed below.

PEC

On April 14, 2010, PEC entered into a conditional agreement for firm pipeline transportation capacity to support PEC’s gas supply needs for the approximate period of June 2013 through June 2033. The total cost to PEC associated with this agreement is estimated to be approximately $477 million. The agreement is subject to several conditions precedent, including various state regulatory approvals, the completion and commencement of operation of necessary related intrastate natural gas pipeline system expansions and other contractual provisions. Due to the conditions of this agreement, the estimated costs are not currently considered a fuel commitment of PEC.

PEF

PEF’s construction obligations included in Note 22A to the 2009 Form 10-K, which were primarily comprised of contractual obligations related to the Levy Engineering, Procurement, and Construction (EPC) agreement, totaled $1.455 billion, $2.981 billion, $2.818 billion and $1.543 billion, respectively, for less than one year, one to three years, three to five years and more than five years from December 31, 2009. As disclosed in “Other Matters – Nuclear – Potential New Construction”, we executed an amendment to the Levy EPC agreement in 2010 because of the schedule shifts and will postpone major construction activities on the project until after the NRC issues the combined license (COL), which is expected to be in late 2012 if the licensing schedule remains on track. Therefore, we will defer substantially all expenditures under the EPC agreement until the COL is received. Because we have executed an amendment to the EPC agreement and anticipate negotiating additional amendments upon receipt of the COL, we cannot currently predict the timing of when those obligations will be satisfied or the magnitude of any change. Additionally, in light of the schedule shifts in the Levy project, PEF may incur fees and charges related to the disposition of outstanding purchase orders on long lead time equipment for the Levy nuclear project, which may be material. We have not yet completed the disposition analysis, and, consequently, have not made final disposition decisions or renegotiated outstanding purchase orders.

OTHER MATTERS

GOODWILL

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of our goodwill is allocated to our utility segments and our goodwill impairment tests are performed at the utility segment level. The carrying amounts of goodwill at March 31, 2010 and December 31, 2009, for reportable segments PEC and PEF, were $1.922 billion and $1.733 billion, respectively. We perform our annual impairment tests as of April 1 each year. During the second quarter of 2010, we completed the required 2010 annual tests, which indicated the goodwill was not impaired. If the fair values of PEC and PEF had been lower by 10 percent, there still would be no impact on the reported value of their goodwill.

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

The income approach uses discounted cash flow analyses to determine the fair value of the utility segments. The estimated future cash flows from operations are based on the utility segments’ business plans, which reflect management’s assumptions related to customer usage based on internal data and economic data obtained from third-

party sources. The business plans assume the occurrence of certain events in the future, such as the outcome of future rate filings, future approved rates of returns on equity, the timing of anticipated significant future capital investments, the anticipated earnings and returns related to such capital investments, continued recovery of cost of service and the renewal of certain contracts. Management also determines the appropriate discount rate for the utility segments based on the weighted average cost of capital for each utility, which takes into account both the cost of equity and pre-tax cost of debt. As each utility segment has a different risk profile based on the nature of its operations, the discount rate for each reporting unit may differ.

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

As an overall test of the reasonableness of the estimated fair values of the utility segments, we compared their combined fair value estimate to Progress Energy’s market capitalization as of April 1, 2010. The analysis confirmed that the fair values were reasonably representative of market views when applying a reasonable control premium to the market capitalization.

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

The American Recovery and Reinvestment Act, signed into law in February 2009, contains provisions promoting energy efficiency and renewable energy, including $3.4 billion in Smart Grid technology development grants, $615 million for Smart Grid storage, monitoring and technology viability, $6.3 billion for energy efficiency and conservation grants and $2 billion in tax credits for the purchase of plug-in electric vehicles. On April 28, 2010, we accepted a grant from the United States Department of Energy (DOE) for $200 million in federal matching infrastructure funds in support of our investment in our EnergyWise Smart Grid initiatives program in the Carolinas and Florida. In addition to providing the Utilities real-time information about the state of their electric grids, the smart grid transition will enable customers to better understand and manage their energy use, and will provide for more efficient integration of renewable energy resources. PEC and PEF each will receive $100 million over a three-year period as project work progresses. Supplementing the DOE grant, the Utilities will invest more than $300 million in smart grid projects, which include enhancements to distribution equipment, installation of 160,000 additional smart meters and additional public infrastructure for plug-in electric vehicles. Projects funded by the grant must be completed by April 2013. Also, the Obama administration has announced a goal of encouraging investment in transmission and promoting renewable resources while also pricing greenhouse gas (GHG) emissions and setting a federal requirement for renewable energy.

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

The North Carolina Renewable Energy and Energy Efficiency Portfolio Standard (NC REPS) requires PEC to file an annual compliance report with the NCUC demonstrating the actions it has taken to comply with the NC REPS requirement. The rules measure compliance with the NC REPS requirement via renewable energy certificates (REC) earned after January 1, 2008. The NCUC has selected APX, Inc. as the vendor for implementation of a statewide REC tracking system. North Carolina electric power suppliers with a renewable energy compliance obligation, including PEC, will participate in the registry, which begins on July 1, 2010.

Current retail rate matters affected by state regulatory authorities are discussed in Notes 3A and 3B. This discussion identifies specific retail rate matters, the status of the issues and the associated effects on our consolidated financial statements.

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

In 2007, the governor of Florida issued executive orders to address reduction of GHG emissions. The executive orders include adoption of a maximum allowable emissions level of GHGs for Florida utilities, which will require, at a minimum, the following three reduction milestones: by 2017, emissions not greater than Year 2000 utility sector emissions; by 2025, emissions not greater than Year 1990 utility sector emissions; and by 2050, emissions not greater than 20 percent of Year 1990 utility sector emissions. Rulemaking is expected to continue through 2010, and the rule requires legislative ratification before implementation.

The executive orders also requested that the FPSC initiate a rulemaking that would (1) require Florida utilities to produce at least 20 percent of their electricity from renewable sources; (2) reduce the cost of connecting solar and other renewable energy technologies to Florida’s power grid by adopting uniform statewide interconnection standards for all utilities; and (3) authorize a uniform, statewide method to enable residential and commercial customers who generate electricity from onsite renewable technologies of up to 1 MW in capacity to offset their consumption over a billing period by allowing their electric meters to turn backward when they generate electricity (net metering). In 2009, the FPSC approved a draft Florida renewable portfolio standard rule with a goal of 20 percent renewable energy production by 2020 and provided the draft standard rule to the Florida legislature. The legislature did not take action on the matter in the 2009 and 2010 sessions. We cannot predict the outcome of this matter.

We cannot predict the costs of complying with the laws and regulations that may ultimately result from these executive orders. Our balanced solution, as described in “Energy Demand,” includes greater investment in energy efficiency, renewable energy and state-of-the-art generation and demonstrates our commitment to environmental responsibility.

ENERGY DEMAND

Implementing state and federal energy policies, promoting environmental stewardship and providing reliable electricity to meet the anticipated long-term growth within the Utilities’ service territories will require a balanced approach. The three main elements of this balanced solution are: (1) expanding our DSM and EE programs; (2) investing in the development of alternative energy resources for the future; and (3) operating state-of-the-art plants that produce energy cleanly and efficiently by modernizing existing plants and pursuing options for building new plants and associated transmission facilities.

We are actively pursuing expansion of our DSM and EE programs because energy efficiency is one of the most effective ways to reduce energy costs, offset the need for new power plants and protect the environment. DSM programs include programs and initiatives that shift the timing of electricity use from peak to nonpeak periods, such as load management, electricity system and operating controls, direct load control, interruptible load, and electric system equipment and operating controls. EE programs include any equipment, physical or program change that results in less energy used to perform the same function. We provide our residential customers with home energy audits and offer EE programs that provide incentives for customers to implement measures that reduce energy use. For business customers, we also provide energy audits and other tools, including an interactive Internet Web site with online calculators, programs and efficiency tips, to help them reduce their energy use.

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

In the coming years, we will continue to invest in existing plants and consider plans for building new generating plants. Due to the anticipated long-term growth in our service territories, we estimate that we will require new generation facilities in both Florida and the Carolinas toward the end of the next decade, and we are evaluating the best available options for this generation, including advanced design nuclear and gas technologies. At this time, no definitive decisions have been made to construct new nuclear plants. In the near term, we will focus our efforts on modernizing the power system and pursuing other elements of a balanced portfolio while looking to new nuclear capacity as a critical part of the long-term mix.

In 2009, PEC announced a coal-to-gas modernization strategy whereby the 11 remaining coal-fired generating facilities in North Carolina that do not have scrubbers would be retired prior to the end of their useful lives and their approximately 1,500 MW of generating capacity replaced with new natural gas-fueled facilities. The coal-fired units will be retired by the end of 2017. PEC has received approval from the NCUC for construction of a 950-MW natural gas-fueled generating facility at a site in Wayne County, N.C., to be placed in service in January 2013. PEC has requested approval from the NCUC to construct a 620-MW natural gas-fueled generating facility at a site in New Hanover County, N.C. The facility is projected to be placed in service in late 2013 or early 2014. PEC will continue to operate three coal-fired plants in North Carolina after 2017. PEC has invested more than $2 billion in installing state-of-the-art emission controls at the Roxboro, Mayo and Asheville Plants. Emissions of NOx, sulfur dioxide (SO2), mercury and other pollutants have been reduced significantly at those sites.

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

In September 2009, CR3 began an outage for normal refueling and maintenance as well as a project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination within the concrete of the outer wall of the containment structure, which has resulted in an extension of the outage. PEF is finalizing the root cause determination of the delamination event. Necessary repairs to the containment structure are in progress. Although PEF does not have a firm return to service date for CR3, based on the current understanding of the cause of the delamination event and the repair strategy, PEF expects that CR3 will return to service in the third quarter of 2010. The actual return to service date will depend upon a number of factors, including but not limited to, regulatory reviews, final engineering designs and testing, and weather conditions. At March 31, 2010, PEF’s deferred fuel regulatory asset included $95 million related to replacement power costs associated with the extension of the CR3 outage. PEF has incurred $25 million in repair costs through March 31, 2010, the majority of which were included in construction work in progress. Additional replacement power costs and repair and maintenance costs incurred until CR3 is returned to service could be material. PEF is currently working with its insurance carrier for recovery of applicable repair costs and associated replacement power costs. PEF considers replacement power costs in excess of insurance coverage to be recoverable through its fuel cost-recovery clause. We cannot predict the outcome of this matter.

The NRC operating licenses for PEC’s nuclear units are currently operating under renewed licenses that expire between 2030 and 2046. The NRC operating license held by PEF for CR3 currently expires in December 2016. On March 9, 2009, the NRC docketed, or accepted for review, PEF’s application for a 20-year renewal on the operating license for CR3, which would extend the operating license through 2036, if approved. Docketing the application does not preclude additional requests for information as the review proceeds, nor does it indicate whether the NRC will renew the license. The license renewal application for CR3 is currently under review by the NRC with a decision expected in 2011.

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

In 2006, we announced that PEF selected a greenfield site at Levy to evaluate for possible future nuclear expansion. We selected the Westinghouse Electric AP1000 reactor design as the technology upon which to base PEF’s application submission. In 2007, PEF completed the purchase of approximately 5,000 acres for Levy and associated transmission needs.

In 2008, the FPSC issued a final order granting PEF’s Petition for a Determination of Need for Levy. The petition included projections that Levy Unit 1 would be placed in service by June 2016 and Levy Unit 2 by June 2017. In 2009, the Power Plant Siting Board, comprised of the governor and the Cabinet, issued the Levy site certification that addresses permitting, land use and zoning, and property interests and replaces state and local permits. Certification grants approval for the location of the power plant and its associated facilities such as roadways and electrical transmission lines carrying power to the electrical grid, among others. Certification does not include licenses required by the federal government.

On July 30, 2008, PEF filed its COL application with the NRC for two reactors, which was docketed, or accepted for review by the NRC on October 6, 2008. Docketing the application does not preclude additional requests for information as the review proceeds, nor does it indicate whether the NRC will issue the license. PEF also completed and submitted a Limited Work Authorization request for Levy concurrent with the COL application. On February 24, 2009, PEF received the NRC’s schedule for review and approval of the COL. One joint petition to intervene in the licensing proceeding was filed with the NRC within the 60-day notice period by the Green Party of Florida, the Nuclear Information and Resource Service and the Ecology Party of Florida. On April 20-21, 2009, the Atomic Safety Licensing Board (ASLB) heard oral arguments on whether any of the joint interveners’ proposed contentions will be admitted in the Levy COL proceeding. On July 8, 2009, the ASLB issued a decision accepting three of the 12 contentions submitted. The admitted contentions involved questions about the storage of low-level radioactive waste, the potential impacts of plant construction and operation on the aquifer and surrounding waters and the potential impact of salt water drift from cooling tower operation. PEF’s appeal of the ASLB’s decision was denied and a hearing on the contentions will be conducted in 2011. Other COL applicants have received similar petitions raising similar potential contentions. We cannot predict the outcome of this matter.

PEF’s initial schedule anticipated performing certain site work pursuant to the Limited Work Authorization prior to COL receipt. However, in 2009, the NRC Staff determined that certain schedule-critical work that PEF had proposed to perform within the scope of the Limited Work Authorization will not be authorized until the NRC issues the COL. Consequently, excavation and foundation preparation work will be shifted until after COL issuance. This factor alone resulted in a minimum 20-month schedule shift later than the originally anticipated timeframe. Since then, regulatory and economic conditions have changed resulting in additional schedule shifts. These conditions include the permitting and licensing process, national and state economic conditions, recent FPSC DSM goals and the resulting impact on ratepayers, and other FPSC decisions. Uncertainty regarding PEF’s access to capital on reasonable terms and increasing uncertainty surrounding carbon regulation and its costs could be other factors to affect the Levy schedule.

As disclosed in PEF’s 2010 nuclear cost-recovery filing discussed below, the schedule shifts will reduce the near-term capital expenditures for the project and also reduce the near-term impact on customer rates. PEF will postpone major construction activities on the project until after the NRC issues the COL, which is expected to be in late 2012 if the licensing schedule remains on track. The schedule shifts will also allow more time for certainty around federal climate change policy, which is currently being debated. We believe that continuing, although at a slower pace than initially anticipated, is a reasonable and prudent course at this early stage of the project. Taking into account cost, potential carbon regulation, fossil fuel price volatility and the benefits of fuel diversification we consider Levy to be PEF's preferred baseload generation option. Along with the FPSC’s annual prudence reviews, we will continue to evaluate the project on an ongoing basis based on certain criteria, including public, regulatory and political support; adequate financial cost-recovery mechanisms; adequate levels of joint owner participation; customer rate impacts; project feasibility, including comparison to other generation options, DSM and EE programs; and availability and terms of capital financing. If the licensing schedule remains on track and if the decision to build is made, the first of the two proposed units could be in service in 2021. The second unit could be in service 18 months later.

PEF signed the EPC agreement on December 31, 2008, with Westinghouse Electric Company LLC and Stone & Webster, Inc. for two Westinghouse AP1000 nuclear units to be constructed at Levy. More than half of the approximate $7.650 billion contract price is fixed or firm with agreed upon escalation factors. The EPC agreement includes various incentives, warranties, performance guarantees, liquidated damage provisions and parent guarantees designed to incent the contractor to perform efficiently. For termination without cause, the EPC agreement contains exit provisions with termination fees, which may be significant, that vary based on the termination circumstances. We executed an amendment to the EPC agreement in 2010 due to the schedule shifts previously discussed. Additionally, in light of the schedule shifts in the Levy nuclear project, PEF may incur fees and charges related to the disposition of outstanding purchase orders on long lead time equipment for the Levy nuclear project, which may be material. We have not yet completed the disposition analysis, and, consequently, have not made final disposition decisions or renegotiated outstanding purchase orders.

The total escalated cost for the two generating units was estimated in PEF’s petition for the Determination of Need for Levy to be approximately $14 billion. This total cost estimate included land, plant components, financing costs, construction, labor, regulatory fees and the initial core for the two units. An additional $3 billion was estimated for the necessary transmission equipment and approximately 200 miles of transmission lines associated with the project. PEF’s 2010 nuclear cost-recovery filing included an updated analysis that demonstrated continued feasibility of the Levy project with PEF’s current estimated range of total escalated cost, including transmission, of $17.2 billion to $22.5 billion. The filed estimated cost range primarily reflects cost escalation resulting from the schedule shifts. There are many factors that will affect the total cost of the project and once PEF receives the COL, it will further refine the project timeline and budget. As previously discussed, we continue to evaluate the Levy project on an ongoing basis.

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

In 2008, PEF sought and received approval from the FPSC to recover Levy preconstruction and carrying charges of $357 million as well as site selection costs of $38 million through the 2009 CCRC. In 2009, PEF received approval to defer until 2010 the recovery of $198 million of these costs. On October 16, 2009, the FPSC approved the recovery of $201 million of preconstruction costs, carrying costs and incremental O&M incurred or anticipated to be incurred during 2009 and the projected 2010 costs associated with Levy as part of the total $207 million FPSC-approved recovery of nuclear costs through the 2010 CCRC (See Note 3B). On April 30, 2010, PEF filed its annual nuclear cost-recovery filing with the FPSC to recover $164 million which includes recovery of pre-construction, carrying and CCRC recoverable O&M costs incurred or anticipated to be incurred during 2011, recovery of $60 million of the 2009 deferral in 2011, as well as the estimated actual true-up of 2010 costs associated with the Levy and CR3 uprate projects. This results in a decrease in the nuclear cost-recovery charge of $1.46 per 1,000 kWh for residential customers, which if approved, would begin with the first January 2011 billing cycle. The FPSC has scheduled hearings in this matter for August 24-27, 2010, with a decision expected in October 2010. We cannot predict the outcome of this matter.

In 2006, we announced that PEC selected a site at the Shearon Harris Nuclear Plant (Harris) to evaluate for possible future nuclear expansion. We selected the Westinghouse Electric AP1000 reactor design as the technology upon which to base PEC’s application submission. On February 19, 2008, PEC filed its COL application with the NRC for two additional reactors at Harris, which the NRC docketed on April 17, 2008. No petitions to intervene have been admitted in the Harris COL application. If we receive approval from the NRC and applicable state agencies, and if the decisions to build are made, a new plant would not be online until at least 2019 (See “Energy Demand” above).

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

With certain modifications and additional approvals by the NRC, including the installation and/or expansion of on-site dry cask storage facilities at PEC’s Robinson Nuclear Plant (Robinson), PEC’s Brunswick Nuclear Plant (Brunswick) and CR3, the Utilities’ spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated by their respective systems through the expiration of the operating licenses, including any license renewals, for their nuclear generating units. Harris has sufficient storage capacity in its spent fuel pools through the expiration of its renewed operating license.

See Note 13C for information about the complaint filed by the Utilities in the United States Court of Federal Claims against the DOE for its failure to fulfill its contractual obligation to receive spent fuel from nuclear plants. Failure to open the Yucca Mountain or other facility would leave the DOE open to further claims by utilities.

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

HAZARDOUS AND SOLID WASTE MANAGEMENT

The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), authorize the EPA to require the cleanup of hazardous waste sites. This statute imposes retroactive joint and several liability. Some states, including North Carolina, South Carolina and Florida, have similar types of statutes. We are periodically notified by regulators, including the EPA and various state agencies, of our involvement or potential involvement in sites that may require investigation and/or remediation. There are presently several sites with respect to which we have been notified of our potential liability by the EPA, the state of North Carolina, the state of Florida or potentially responsible parties (PRP) groups. Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. PEC and PEF are each PRPs at several manufactured gas plant (MGP) sites. We are also currently in the process of assessing potential costs and exposures at other sites. These costs are eligible for regulatory recovery through either base rates or cost-recovery clauses (See Notes 3 and 12). Both PEC and PEF evaluate potential claims against other PRPs and insurance carriers and plan to submit claims for cost recovery where appropriate. The outcome of potential and pending claims cannot be predicted. Hazardous and solid waste management matters are discussed in detail in Note 12A.

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

Only dams rated as “unsatisfactory” would be considered to pose an immediate safety threat, but none of the facilities received an “unsatisfactory” rating. In total, six of PEC’s ash pond dams, including one “high hazard potential” impoundment, were rated as “poor” based on the contract inspector’s desire to see additional documentation and their evaluations of vegetation management and minor erosion control. Inspectors applied the same criteria to both active and inactive ash ponds, despite the fact that most of the inactive ash impoundments no longer hold water and do not pose a risk of breaching and spilling. PEC has completed several of the recommendations for the active ponds and other recommended actions are under way. PEC is working with the North Carolina Dam Safety program to evaluate the remaining recommendations. One ash pond dam has been determined by engineers to need modifications to comply with current standards for an extra margin of safety for slope stability. Design and permitting efforts for that work have been initiated. We do not expect mitigation of these issues to have a material impact on our results of operations.

As of January 1, 2010, dams at utility fossil-fired power plants in North Carolina, including dams for ash ponds, are subject to the North Carolina Dam Safety Act’s applicable provisions, including state inspection. Until the state agency responsible for dam safety inspects and reports on each of the affected dams, we cannot predict if additional safety-related measures will be required. However, these dams have been subject to periodic third-party inspection in accordance with prior applicable requirements.

The EPA and a number of states are considering additional regulatory measures that may affect management, treatment, marketing and disposal of coal combustion products, primarily ash, from each of the Utilities’ coal-fired plants. Revised or new laws or regulations under consideration may impose changes in solid waste classifications or groundwater protection environmental controls. On May 4, 2010, the EPA announced two proposed options for new rules to regulate coal combustion products. The first option would create a comprehensive program of federally-enforceable requirements for waste management and disposal as hazardous materials. The other option gives the EPA authority to set performance standards for waste management facilities and treats coal combustion products as non-hazardous waste. The EPA did not list a preferred option. Under both options, the EPA would leave in place an exemption for beneficial uses of coal ash in which coal combustion residuals are recycled as components of products instead of placed in impoundments or landfills. The public comment period is 90 days from the date the proposed rule is published in the Federal Register. Compliance plans and estimated costs to meet the requirements of new regulations will be determined when any new regulations are finalized. We are also evaluating the effect on groundwater quality from past and current operations, which may result in operational changes and additional measures under existing regulations. These issues are also under evaluation by state agencies. Detailed plans and cost estimates will be determined if these evaluations reveal that corrective actions are necessary. We cannot predict the outcome of this matter.

AIR QUALITY AND WATER QUALITY

We are, or may ultimately be, subject to various current and proposed federal, state and local environmental compliance laws and regulations, which likely would result in increased capital expenditures and O&M expenses. Additionally, Congress is considering legislation that would require reductions in air emissions of NOx, SO2, carbon dioxide (CO2) and mercury. Some of these proposals establish nationwide caps and emission rates over an extended period of time. This national multipollutant approach to air pollution control could involve significant capital costs that could be material to our financial position or results of operations. Control equipment installed pursuant to the provisions of CAIR, Clean Air Visibility Rule (CAVR) and mercury regulations, which are discussed below, may address some of the issues outlined above. PEC and PEF have been developing an integrated compliance strategy to meet the requirements of the CAIR, CAVR and mercury regulation (see discussion of the court decisions that impacted the CAIR, the delisting determination and the CAMR below). The CAVR requires the installation of best available retrofit technology (BART) on certain units. However, the outcome of these matters cannot be predicted.

Clean Smokestacks Act

In June 2002, the Clean Smokestacks Act was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of NOx and SO2 from their North Carolina coal-fired power plants in phases by 2013. PEC currently has approximately 5,000 MW of coal-fired generation capacity in North Carolina that is affected by the Clean Smokestacks Act. PEC’s environmental compliance projects under the first phase of Clean Smokestacks Act emission reductions have been placed in service. As discussed in Note 7B of the 2009 Form 10-K, PEC plans to retire, no later than December 31, 2017, its remaining coal-fired generating facilities in North Carolina totaling

1,500 MW that do not have scrubbers and replace the generation capacity with new natural gas-fueled generating facilities. We are continuing to evaluate various design, technology, generation and fuel options, including retiring some coal-fired plants that could change expenditures required to maintain compliance with the Clean Smokestacks Act limits subsequent to 2013.

O&M expense increases with the operation of pollution control equipment due to the cost of reagents, additional personnel and general maintenance associated with the pollution control equipment. PEC is allowed to recover the cost of reagents and certain other costs under its fuel clause; the North Carolina retail portion of all other O&M expense is currently recoverable through base rates. On February 11, 2009, the SCPSC issued an order allowing PEC to begin deferring as a regulatory asset the depreciation expense that PEC incurs on its environmental compliance control facilities as well as the incremental O&M expenses that PEC incurs in connection with its environmental compliance control facilities.

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

The air quality controls installed to comply with NOx requirements under certain sections of the Clean Air Act (CAA) and the Clean Smokestacks Act, as well as PEC’s plan to replace a portion of its coal-fired generation with natural gas-fueled generation, largely address the CAIR requirements for our North Carolina units at PEC. PEC and PEF met the 2009 phase I requirements for NOx and anticipate meeting the 2010 phase I requirements of CAIR for NOx and SO2 with a combination of emission reductions resulting from in-service emission control equipment and emission allowances. PEF’s Crystal River Unit No. 4 (CR4) equipment is expected to be placed in service in May 2010 and PEF’s Crystal River Unit No. 5 (CR5) equipment was placed in service on December 2, 2009.

On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Court of Appeals) issued its decision on multiple challenges to the CAIR, which vacated the CAIR in its entirety. On December 23, 2008, the D.C. Court of Appeals remanded the CAIR, without vacating the rule, for the EPA to conduct further proceedings consistent with the D.C. Court of Appeals’ prior opinion. This decision leaves the CAIR in effect until such time that it is revised or replaced. The EPA informed the D.C. Court of Appeals that development and finalization of a replacement rule could take approximately two years. The EPA is expected to issue a final revision to the CAIR in early 2011. The outcome of this matter cannot be predicted.

Under an agreement with the FDEP, PEF will retire Crystal River Units No. 1 and No. 2 coal-fired steam turbines (CR1 and CR2) and operate emission control equipment at CR4 and CR5. CR1 and CR2 will be retired after the second proposed nuclear unit at Levy completes its first fuel cycle, which was originally anticipated to be around 2020. As required, PEF has advised the FDEP of developments that will delay the retirement of CR1 and CR2 beyond the originally anticipated completion date of the first fuel cycle for Levy Unit 2 as discussed in “Other Matters – Nuclear – Potential New Construction.” We are currently evaluating the impacts of the Levy schedule on PEF’s compliance with environmental regulations. We cannot predict the outcome of this matter.

Clean Air Mercury Rule

On March 15, 2005, the EPA finalized two separate but related rules: the CAMR that set mercury emissions limits to be met in two phases beginning in 2010 and 2018, respectively, and encouraged a cap-and-trade approach to achieving those caps, and a delisting rule that eliminated any requirement to pursue a maximum achievable control technology (MACT) approach for limiting mercury emissions from coal-fired power plants. On February 8, 2008, the D.C. Court of Appeals vacated the delisting determination and the CAMR. The U.S. Supreme Court declined to hear an appeal of the D.C. Court of Appeals’ decision in January 2009. As a result, the EPA subsequently announced that it will develop a MACT standard consistent with the agency’s original listing determination. The United States District Court for the District of Columbia has issued an order requiring the EPA to issue a final

MACT standard for power plants by November 16, 2011. In addition, North Carolina adopted a state specific requirement. The North Carolina mercury rule contains a requirement that all coal-fired units in the state install mercury controls by December 31, 2017, and requires compliance plan applications to be submitted in 2013. The outcome of this matter cannot be predicted.

Clean Air Visibility Rule

On June 15, 2005, the EPA issued the final CAVR. The EPA’s rule requires states to identify facilities, including power plants, built between August 1962 and August 1977 with the potential to produce emissions that affect visibility in 156 specially protected areas, including national parks and wilderness areas, designated as Class I areas. To help restore visibility in those areas, states must require the identified facilities to install BART to control their emissions. PEC’s BART-eligible units are Asheville Units No. 1 and No. 2, Roxboro Units No. 1, No. 2 and No. 3, and Sutton Unit No. 3. PEF’s BART-eligible units are Anclote Units No. 1 and No. 2, CR1 and CR2. The reductions associated with BART begin in 2013. As discussed above, PEF and the FDEP announced an agreement under which PEF will retire CR1 and CR2 as coal-fired units.

The CAVR included the EPA’s determination that compliance with the NOx and SO2 requirements of the CAIR could be used by states as a BART substitute to fulfill BART obligations, but the states could require the installation of additional air quality controls if they did not achieve reasonable progress in improving visibility. The D.C. Court of Appeals’ December 23, 2008 decision remanding the CAIR maintained its implementation such that CAIR satisfies BART for NOx and SO2. Should this determination change as the CAIR is revised, CAVR compliance eventually may require consideration of NOx and SO2 emissions in addition to particulate matter emissions for BART-eligible units. We are assessing the potential impact of BART and its implications with respect to our plans and estimated costs to comply with the CAVR. On December 4, 2007, the FDEP finalized a Regional Haze implementation rule that goes beyond BART by requiring sources significantly impacting visibility in Class I areas to install additional controls by December 31, 2017. However, the FDEP has not determined the level of additional controls PEF may need to implement. The outcome of these matters cannot be predicted.

Compliance Strategy

Both PEC and PEF have been developing an integrated compliance strategy to meet the requirements of the CAIR, the CAVR, mercury regulation and related air quality regulations. The air quality controls installed to comply with NOx requirements under certain sections of the CAA and the Clean Smokestacks Act, as well as PEC’s plan to replace a portion of its coal-fired generation with natural gas-fueled generation, resulted in a reduction of the costs to meet PEC’s CAIR requirements.

The FPSC approved PEF’s petition to develop and implement an Integrated Clean Air Compliance Plan to comply with the CAIR, CAMR and CAVR and for recovery of prudently incurred costs necessary to achieve this strategy through the ECRC (see discussion above regarding the vacating of the CAMR and remanding of the CAIR and its potential impact on CAVR). PEF’s April 1, 2010 filing with the FPSC for true-up of final 2009 environmental costs included a review of the Integrated Clean Air Compliance Plan, which reconfirmed the efficacy of the recommended plan and included an estimated total project cost of approximately $1.1 billion to be spent through 2016, to plan, design, build and install pollution control equipment at the Anclote Plant and CR4 and CR5. Additional costs may be incurred if pollution controls are required in order to comply with the requirements of the CAVR, as discussed above, or to meet revised compliance requirements of a revised or new implementing rule for the CAIR. Subsequent rule interpretations, increases in the underlying material, labor and equipment costs, equipment availability, or the unexpected acceleration of compliance dates, among other things, could result in significant increases in our estimated costs to comply and acceleration of some projects. The outcome of this matter cannot be predicted.

Environmental Compliance Cost Estimates

PEC’s environmental compliance projects under the first phase of Clean Smokestacks Act emission reductions have been placed in service. PEF’s CAIR projects are substantially complete as PEF’s CR5 project was placed in service on December 2, 2009, and the CR4 project is expected to be placed in service in 2010.

Environmental compliance cost estimates are dependent upon a variety of factors and, as such, are highly uncertain and subject to change. Factors impacting our environmental compliance cost estimates include new and frequently changing laws and regulations; the impact of legal decisions on environmental laws and regulations; changes in the demand for, supply of and costs of labor and materials; changes in the scope and timing of projects; various design, technology and new generation options; and projections of fuel sources, prices, availability and security. Costs to comply with environmental laws and regulations are eligible for regulatory recovery through either base rates or cost-recovery clauses. The outcome of future petitions for recovery cannot be predicted. Our estimates of capital expenditures to comply with environmental laws and regulations are subject to periodic review and revision and may vary significantly. PEC is continuing to evaluate various design, technology and new generation options that could change expenditures required to maintain compliance with the Clean Smokestacks Act limits subsequent to 2013. Additional compliance plans for PEC and PEF to meet the requirements of a revised CAIR rule will be determined upon finalization of the rule. As a result of the decision remanding the CAIR, compliance plans and costs to meet the requirements of the CAVR are being reassessed and we cannot predict the impact that the EPA’s further CAIR proceedings will have on our compliance with the CAVR requirements. Compliance plans to meet the requirements of a revised or new implementing rule for mercury will be determined upon finalization of the rule. Compliance plans to meet the requirements of a revised or new implementing rule under Section 316(b) of the Clean Water Act as discussed below, will be determined upon finalization of the rule. The timing and extent of the costs for future projects will depend upon final compliance strategies. However, we believe that future costs to comply with new or subsequent rule interpretations could be significant.

North Carolina Attorney General Petition under Section 126 of the Clean Air Act

In March 2004, the North Carolina attorney general filed a petition with the EPA, under Section 126 of the CAA, asking the federal government to force fossil fuel-fired power plants in 13 other states, including South Carolina, to reduce their NOx and SO2 emissions. The state of North Carolina contends these out-of-state emissions interfere with North Carolina’s ability to meet National Ambient Air Quality Standards (NAAQS) for ozone and particulate matter. In 2006, the EPA issued a final response denying the petition, and the North Carolina attorney general filed a petition in the D.C. Court of Appeals seeking a review of the agency’s denial. In 2009, the D.C. Court of Appeals remanded the EPA’s denial to the agency for reconsideration. The outcome of the remand proceeding cannot be predicted.

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

On September 15, 2009, the EPA concluded after a multi-year study of power plant wastewater discharges that current regulations have not kept pace with changes in the electric power industry since the regulations were issued in 1982, including addressing impacts to wastewater discharge from operation of air pollution control equipment. As a result, the EPA has announced that it plans to revise the regulations that govern wastewater discharge, which may result in operational changes and additional compliance costs in the future. The outcome of this matter cannot be predicted.

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

OTHER ENVIRONMENTAL MATTERS

Global Climate Change

Growing state, federal and international attention to global climate change may result in the regulation of CO2 and other GHGs. As discussed under “Other Matters – Regulatory Environment,” on June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009. This bill would establish a national cap-and-trade program to reduce GHG emissions as well as a national REPS. The U.S. Senate is considering similar proposals. Final legislation will depend upon changes made during the legislative process to the provisions and the manner in which key provisions are implemented, including for the regulation of carbon. In addition, the Obama administration has begun the process of regulating GHG emissions through use of the CAA. On April 2, 2007, the U.S. Supreme Court ruled that the EPA has the authority under the CAA to regulate CO2 emissions from new automobiles. On December 15, 2009, the EPA announced that six GHGs (CO2, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride) pose a threat to public health and welfare under the CAA. A number of parties have filed petitions for review of this finding in the D.C. Court of Appeals. The full impact of final legislation, if enacted, and additional regulation resulting from other federal GHG initiatives cannot be determined at this time; however, we anticipate that it could result in significant cost increases over time for which the Utilities would seek corresponding rate recovery. We are preparing for a carbon-constrained future and are actively engaged in helping shape effective policies to address the issue.

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

Prior to 2009, the EPA received waiver requests from a number of states to allow those states to set standards for CO2 emissions from new vehicles. The EPA denied those requests. On January 26, 2009, the Obama administration requested the EPA to review those denials of waiver requests. On June 30, 2009, the EPA granted California’s waiver request, enabling the state to enforce its GHG emissions standards for new motor vehicles, beginning with the current model year. Additional states proposed to set similar standards as a result of the decision. The federal government, states, and automakers developed an agreement to establish GHG emissions standards for new light-duty vehicles at the national level. On April 1, 2010, the EPA and the National Highway Transportation Safety Administration jointly announced the first regulation of GHG emissions from new vehicles. The EPA is regulating mobile source GHG emissions under Section 202 of the CAA, which according to the EPA also results in stationary sources, such as coal-fired power plants, being subject to regulation of GHG emissions under the CAA. On March 29, 2010, the EPA issued an interpretation that stationary source GHG emissions will be subject to regulation under the CAA beginning in January 2011. Additional information on EPA policy with respect to stationary source GHG permitting is expected in 2010. These developments are likely to require PEC and PEF to address GHG emissions in air quality permits. The impact of these developments cannot be predicted.

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

Total Section 29/45K credits generated under the synthetic fuels tax credit program (including those generated by Florida Progress prior to our acquisition) were $1.891 billion, of which $1.109 billion has been used through March 31, 2010, to offset regular federal income tax liability and $782 million is being carried forward as deferred tax credits.

See Note 13C and Item 1A, “Risk Factors,” to the 2009 Form 10-K for additional discussion related to our previous synthetic fuels operations.

LEGAL

We are subject to federal, state and local legislation and court orders. The specific issues, the status of the issues, accruals associated with issue resolutions and our associated exposures are discussed in detail in Note 13C.

NEW ACCOUNTING STANDARDS

See Note 2 for a discussion of the impact of new accounting standards.

PEC

The following MD&A and the information incorporated herein by reference contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Safe Harbor for Forward-Looking Statements” included within this Form 10-Q and Item 1A, “Risk Factors,” to the 2009 Form 10-K for a discussion of the factors that may impact any such forward-looking statements made herein.

RESULTS OF OPERATIONS

This information is incorporated herein by reference to “Results of Operations” in Progress Energy’s MD&A, insofar as it relates to PEC.

LIQUIDITY AND CAPITAL RESOURCES

This information is incorporated herein by reference to “Liquidity and Capital Resources” in Progress Energy’s MD&A, insofar as it relates to PEC.

Net cash provided by operating activities increased $110 million for the three months ended March 31, 2010, when compared to the corresponding period in the prior year. The increase was primarily due to a decrease in coal inventory purchases as a result of 2010 usage of inventory from year-end 2009 and a change in generation mix.

Net cash used by investing activities decreased $139 million for the three months ended March 31, 2010, when compared to the corresponding period in the prior year. The decrease was primarily due to a $269 million change in advances to affiliated companies, partially offset by a $112 million increase in capital expenditures primarily related to the Richmond County generation site.

Net cash provided by financing activities increased $121 million for the three months ended March 31, 2010, when compared to the corresponding period in the prior year. The increase was primarily due to 2009 activity, which included the $400 million payment at maturity of PEC’s 5.95% Senior Notes, the $200 million payment of dividends to the Parent and the $110 million repayment of commercial paper outstanding. These payments were partially offset by proceeds from the $600 million issuance of long-term debt in 2009.

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

PEF

The following MD&A and the information incorporated herein by reference contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Safe Harbor for Forward-Looking Statements” included within this Form 10-Q and Item 1A, “Risk Factors,” to the 2009 Form 10-K for a discussion of the factors that may impact any such forward-looking statements made herein.

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

Net cash provided by operating activities increased $107 million for the three months ended March 31, 2010, when compared to the corresponding period in the prior year. The increase was primarily due to an $82 million increase in accounts payable and payables to affiliated companies driven by lower payments for fuel purchases and purchased power; a $67 million decrease in cash collateral posted with counterparties on derivative contracts as discussed under Progress Energy’s MD&A, “Liquidity and Capital Resources;” a $59 million increase in income tax receipts; and a $51 million decrease in inventory primarily due to higher coal consumption as a result of favorable weather. These impacts were partially offset by $148 million decrease in the recovery of deferred fuel costs as a result of lower fuel rates and higher current year fuel expenses.

Net cash used by investing activities decreased $187 million for the three months ended March 31, 2010, when compared to the corresponding period in the prior year, primarily due to lower capital expenditures for environmental compliance and nuclear projects.

Net cash provided by financing activities increased $20 million for the three months ended March 31, 2010, when compared to the corresponding period in the prior year. The increase was primarily due to the combined $600 million issuance of first mortgage bonds in March 2010 and the $241 million repayment of commercial paper outstanding in 2009, partially offset by a $656 million change in advances from affiliates and a $155 million contribution from the Parent in 2009. PEF’s 2010 financing activities are further described under Progress Energy’s MD&A, “Liquidity and Capital Resources.”

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

We are exposed to various risks related to changes in market conditions. Market risk represents the potential loss arising from adverse changes in market rates and prices. We have a risk management committee that includes senior executives from various business groups. The risk management committee is responsible for administering risk management policies and monitoring compliance with those policies by all subsidiaries. Under our risk policy, we may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. Such instruments contain credit risk to the extent that the counterparty fails to perform under the contract. We minimize such risk by performing credit and financial reviews using a combination of financial analysis and publicly available credit ratings of such counterparties (See Note 9). Both PEC and PEF also have limited counterparty exposure for commodity hedges (primarily gas and oil hedges) by spreading concentration risk over a number of counterparties.

The following disclosures about market risk contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review Item 1A, “Risk Factors,” to the 2009 Form 10-K and “Safe Harbor for Forward-Looking Statements” for a discussion of the factors that may impact any such forward-looking statements made herein.

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

PROGRESS ENERGY

Other than described below, the various risks that we are exposed to have not materially changed since December 31, 2009.

INTEREST RATE RISK

Our debt portfolio and our exposure to changes in interest rates at March 31, 2010, have changed from December 31, 2009. The total notional amount of fixed rate long-term debt at March 31, 2010, was $11.829 billion, with an average interest rate of 6.07% and fair market value of $12.7 billion. The total notional amount of fixed rate long-term debt at December 31, 2009, was $11.245 billion, with an average interest rate of 6.12% and fair market value of $12.1 billion. The total notional amount of variable rate long-term debt at March 31, 2010, was $861 million, with an average interest rate of 0.46% and fair market value of $0.9 billion. The total notional amount of variable rate long-term debt at December 31, 2009, was $961 million, with an average interest rate of 0.48% and fair market value of $1.0 billion.

In addition to our variable rate long-term debt, we typically have commercial paper and/or loans outstanding under our RCA facilities, which are also exposed to floating interest rates. At March 31, 2010, we had no outstanding commercial paper and no loans outstanding under our RCA facilities. At December 31, 2009, we had $140 million of outstanding commercial paper and no loans outstanding under our RCA facilities. At March 31, 2010, and December 31, 2009, approximately 7 percent and 9 percent, respectively, of consolidated debt was in floating rate mode.

Based on our variable rate long-term debt balances at March 31, 2010, a 100 basis point change in interest rates would result in an annual pre-tax interest expense change of approximately $9 million.

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

Cash Flow Hedges (dollars in millions)	Notional Amount	Mandatory Settlement	Pay	Receive (a)	Fair Value	Exposure (b)
Parent
Risk hedged at March 31, 2010
Anticipated 10-year debt issue	$300	2011	4.15%	3-month LIBOR	$4	$(6)

Risk hedged at December 31, 2009
Anticipated 10-year debt issue	$150	2011	4.03%	3-month LIBOR	$6	$(3)

PEC
Risk hedged at March 31, 2010
Anticipated 10-year debt issue	$100	2012	4.07%	3-month LIBOR	$6	$(2)
Anticipated 10-year debt issue	$100	2011	4.31%	3-month LIBOR	$–	$(2)

Risk hedged at December 31, 2009
Anticipated 10-year debt issue	$100	2012	4.07%	3-month LIBOR	$8	$(2)

PEF
Risk hedged at March 31, 2010 (c)	None

Risk hedged at December 31, 2009
Anticipated 10-year debt issue	$75	2010	3.48%	3-month LIBOR	$5	$(2)

(a)	3-month LIBOR rate was 0.29% at March 31, 2010, and 0.25% at December 31, 2009.
(b)	Exposure indicates change in value due to 25 basis point unfavorable shift in interest rates.
(c)	Subsequent to March 31, 2010, PEF entered into a $50 million notional forward starting swap with mandatory settlement in 2011 in anticipation of a 10-year debt issue.

MARKETABLE SECURITIES PRICE RISK

The Utilities maintain trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning their nuclear plants. These funds are primarily invested in stocks, bonds and cash equivalents, which are exposed to price fluctuations in equity markets and to changes in interest rates. At March 31, 2010 and December 31, 2009, the fair value of these funds was $1.426 billion and $1.367 billion, respectively, including $910 million and $871 million, respectively, for PEC and $516 million and $496 million, respectively, for PEF. We actively monitor our portfolio by benchmarking the performance of our investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes. The accounting for nuclear decommissioning recognizes that the Utilities’ regulated electric rates provide for recovery of these costs net of any trust fund earnings, and, therefore, fluctuations in trust fund marketable security returns do not affect earnings.

CONTINGENT VALUE OBLIGATIONS MARKET VALUE RISK

CVOs are recorded at fair value, and unrealized gains and losses from changes in fair value are recognized in earnings. At March 31, 2010 and December 31, 2009, the fair value of CVOs was $15 million. We perform sensitivity analyses to estimate our exposure to the market risk of the CVOs. The sensitivity analyses performed on the CVOs uses quoted prices obtained from brokers or quote services to measure the potential loss in earnings from a hypothetical 10 percent adverse change in market prices over the next 12 months. A hypothetical 10 percent increase in the March 31, 2010 market price would result in a $2 million increase in the fair value of the CVOs and a corresponding increase in the CVO liability.

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

Most of our physical commodity contracts are not derivatives or qualify as normal purchases or sales. Therefore, such contracts are not recorded at fair value. We perform sensitivity analyses to estimate our exposure to the market risk of our derivative commodity instruments that are not eligible for recovery from ratepayers. At March 31, 2010, substantially all derivative commodity instrument positions were subject to retail regulatory treatment.

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

The Utilities have derivative instruments related to their exposure to price fluctuations on fuel oil and natural gas purchases. Substantially all of these instruments receive regulatory accounting treatment. Related unrealized gains and losses are recorded in regulatory liabilities and regulatory assets, respectively, on the Balance Sheets until the contracts are settled. After settlement of the derivatives and the fuel is consumed, realized gains or losses are passed through the fuel cost-recovery clause. During the three months ended March 31, 2010 and 2009, PEC recorded net realized losses of $7 million and $18 million, respectively. During the three months ended March 31, 2010 and 2009, PEF recorded net realized losses of $52 million and $109 million, respectively.

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

At March 31, 2010, the fair value of PEC’s commodity derivative instruments was recorded as a $46 million short-term derivative liability position included in derivative liabilities and an $80 million long-term derivative liability position included in other liabilities and deferred credits on the PEC Consolidated Balance Sheet. At December 31, 2009, the fair value of PEC’s commodity derivative instruments was recorded as a $28 million short-term derivative liability position included in derivative liabilities and a $62 million long-term derivative liability position included in other liabilities and deferred credits on the PEC Consolidated Balance Sheet. Certain counterparties have held cash collateral in support of these instruments. PEC had a cash collateral asset included in prepayments and other current assets of $27 million and $7 million on the PEC Consolidated Balance Sheet at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010, the fair value of PEF’s commodity derivative instruments was recorded as an $11 million short-term derivative asset position included in prepayments and other current assets, a $7 million long-term derivative asset position included in other assets and deferred debits, a $234 million short-term derivative liability position included in current derivative liabilities, and a $240 million long-term derivative liability position included in derivative liabilities on the PEF Balance Sheet. At December 31, 2009, the fair value of PEF’s commodity derivative instruments was recorded as an $11 million short-term derivative asset position included in prepayments and other current assets, a $9 million long-term derivative asset position included in other assets and deferred debits, a $161 million short-term derivative liability position included in current derivative liabilities, and a $174 million long-term derivative liability position included in derivative liabilities on the PEF Balance Sheet. Certain counterparties have held cash collateral in support of these instruments. PEF had a cash collateral asset included in derivative collateral posted of $270 million and $139 million on the PEF Balance Sheet at March 31, 2010 and December 31, 2009, respectively.

CASH FLOW HEDGES

The Utilities designate a portion of commodity derivative instruments as cash flow hedges. From time to time we hedge exposure to market risk associated with fluctuations in the price of power for our forecasted sales. Realized gains and losses are recorded net in operating revenues. We also hedge exposure to market risk associated with fluctuations in the price of fuel for fleet vehicles. Realized gains and losses are recorded net as part of fleet vehicle costs. At March 31, 2010 and December 31, 2009, neither we nor the Utilities had material outstanding positions in such contracts. The ineffective portion of commodity cash flow hedges was not material to our or the Utilities’ results of operations for the three months ended March 31, 2010 and 2009.

At March 31, 2010 and December 31, 2009, the amount recorded in our or the Utilities’ accumulated other comprehensive income related to commodity cash flow hedges was not material.

PEC

The information required by this item is incorporated herein by reference to the “Quantitative and Qualitative Disclosures about Market Risk” discussed above insofar as it relates to PEC.

PEC has certain market risks inherent in its financial instruments, which arise from transactions entered into in the normal course of business. PEC’s primary exposures are changes in interest rates with respect to long-term debt and commercial paper, fluctuations in the return on marketable securities with respect to its NDT funds and changes in energy-related commodity prices. Other than discussed above, PEC’s exposure to these risks has not materially changed since December 31, 2009.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no change in PEC’s internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

There has been no change in PEF’s internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal aspects of certain matters are set forth in PART I, Item 1 (See Note 13C).

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” to the 2009 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2009 Form 10-K are not the only risks facing us.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

RESTRICTED STOCK UNIT AWARD PAYOUTS

(a)
Securities Delivered. On January 5, 2010 and February 10, 2010, 1,174 shares and 579 shares, respectively, of our common stock were delivered to certain former employees pursuant to the terms of the Progress Energy 2002 and 2007 Equity Incentive Plans (individually and collectively, the “EIP”), which have been approved by Progress Energy’s shareholders. Additionally, on March 17, 2010, March 18, 2010 and March 22, 2010, 181,452 shares, 128,439 shares and 275,448 shares, respectively, of our common stock were delivered to certain current employees pursuant to the terms of the EIP. The shares of common stock delivered pursuant to the EIP were newly issued shares of Progress Energy.

(b)	Underwriters and Other Purchasers. No underwriters were used in connection with the delivery of our common stock described above.

(c)
Consideration. The restricted stock unit awards were granted to provide an incentive to the former and current employees to exert their utmost efforts on Progress Energy’s behalf and thus enhance our performance while aligning the employees’ interests with those of our shareholders.

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

PERFORMANCE SHARE SUB-PLAN AWARD PAYOUTS

(a)
Securities Delivered. On March 23, 2010, 221,578 shares of our common stock were delivered to certain current employees pursuant to the terms of the EIP. Also on March 23, 2010, 78,629 shares of our common stock were delivered to certain former employees pursuant to the terms of the EIP. The shares of common stock delivered pursuant to the EIP were newly issued shares of Progress Energy.

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

ISSUER PURCHASES OF EQUITY SECURITIES FOR FIRST QUARTER OF 2010

Period	(a) Total Number of Shares (or Units) Purchased (1)(2)(3)(4)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1 – January 31	453,259	$40.0171	N/A	N/A
February 1 – February 28	197,133	38.1527	N/A	N/A
March 1 – March 31	332,401	39.5772	N/A	N/A
Total	982,793	$39.4944	N/A	N/A

(1)	At March 31, 2010, Progress Energy does not have any publicly announced plans or programs to purchase shares of its common stock.
(2)	The plan administrator purchased 481,190 shares of our common stock in open-market transactions to meet share delivery obligations under the 401(k).
(3)	The plan administrator purchased 185,499 shares of our common stock in open-market transactions to meet share delivery obligations under the Savings Plan for Employees of Florida Progress Corporation.
(4)
Progress Energy withheld 316,104 shares of our common stock during the first quarter of 2010 to pay taxes due upon the payout of certain Restricted Stock Unit awards and Performance Share Sub-Plan awards pursuant to the terms of the Company’s 2002 and 2007 Equity Incentive Plans.

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

* Attached as Exhibit 101 are the following financial statements and notes thereto for Progress Energy from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to Unaudited Condensed Interim Financial Statements, tagged as blocks of text.

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

PROGRESS ENERGY, INC.
CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
Date: May 10, 2010	(Registrants)

By: /s/ Mark F. Mulhern
Mark F. Mulhern
Senior Vice President and Chief Financial Officer

By: /s/ Jeffrey M. Stone
Jeffrey M. Stone
Chief Accounting Officer and Controller
Progress Energy, Inc.
Chief Accounting Officer
Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.
Florida Power Corporation d/b/a Progress Energy Florida, Inc.