Form 10-Q
period 2010-09-30
CAROLINA POWER & LIGHT CO; FLORIDA POWER CORP; PROGRESS ENERGY INC
filed 2010-11-08
CIK 17797, 37637, 1094093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Progress Energy	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer	☐	Smaller reporting company	☐

PEC	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

PEF	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Progress Energy	Yes	☐	No	☒
PEC	Yes	☐	No	☒
PEF	Yes	☐	No	☒

At November 2, 2010, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares
Progress Energy	Common Stock (Without Par Value)	292,938,462

PEC	Common Stock (Without Par Value)	159,608,055 (all of which were held directly by Progress Energy, Inc.)

PEF	Common Stock (Without Par Value)	100 (all of which were held indirectly by Progress Energy, Inc.)

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

TABLE OF CONTENTS
GLOSSARY OF TERMS		2

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS		6

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	7

	Unaudited Condensed Interim Financial Statements

	Progress Energy, Inc. (Progress Energy)
	Unaudited Condensed Consolidated Statements of Income	7
	Unaudited Condensed Consolidated Balance Sheets	8
	Unaudited Condensed Consolidated Statements of Cash Flows	9

	Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC)
	Unaudited Condensed Consolidated Statements of Income	10
	Unaudited Condensed Consolidated Balance Sheets	11
	Unaudited Condensed Consolidated Statements of Cash Flows	12

	Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF)
	Unaudited Condensed Statements of Income	13
	Unaudited Condensed Balance Sheets	14
	Unaudited Condensed Statements of Cash Flows	15

	Combined Notes to Unaudited Condensed Interim Financial Statements for Progress Energy, Inc., Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. and Florida Power Corporation d/b/a Progress Energy Florida, Inc.	16

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	73

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	117

ITEM 4.	CONTROLS AND PROCEDURES	120

ITEM 4T.	CONTROLS AND PROCEDURES	120

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	121

ITEM 1A.	RISK FACTORS	121

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	121

ITEM 6.	EXHIBITS	123

SIGNATURES		125

GLOSSARY OF TERMS

We use the words “Progress Energy,” “we,” “us” or “our” to indicate that certain information relates to Progress Energy, Inc. and its subsidiaries on a consolidated basis. When appropriate, the parent holding company or the subsidiaries of Progress Energy are specifically identified on an unconsolidated basis as we discuss their various business activities.

The following abbreviations, acronyms or initialisms are used by the Progress Registrants:

TERM	DEFINITION

2009 Form 10-K	Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2009
401(k)	Progress Energy 401(k) Savings & Stock Ownership Plan
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ASLB	Atomic Safety and Licensing Board
the Asset Purchase Agreement	Agreement by and among Global, Earthco and certain affiliates, and the Progress Affiliates as amended on August 23, 2000
ASC	FASB Accounting Standards Codification
ASU	Accounting Standards Update
Audit Committee	Audit and Corporate Performance Committee of Progress Energy’s board of directors
BART	Best Available Retrofit Technology
Base Revenues	Non-GAAP measure defined as operating revenues excluding clause recoverable regulatory returns, miscellaneous revenues and fuel and other pass-through revenues
Brunswick	PEC’s Brunswick Nuclear Plant
Btu	British thermal unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CCRC	Capacity Cost-Recovery Clause
CERCLA or Superfund	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Ceredo	Ceredo Synfuel LLC
CIGFUR	Carolina Industrial Group for Fair Utility Rates II
Clean Smokestacks Act	North Carolina Clean Smokestacks Act
the Code	Internal Revenue Code
CO2	Carbon dioxide
COL	Combined license
Corporate and Other	Corporate and Other segment primarily includes the Parent, Progress Energy Service Company and miscellaneous other nonregulated businesses
CR1 and CR2	PEF’s Crystal River Units No. 1 and No. 2 coal-fired steam turbines
CR3	PEF’s Crystal River Unit No. 3 Nuclear Plant
CR4 and CR5	PEF’s Crystal River Units No. 4 and No. 5 coal-fired steam turbines
CUCA	Carolina Utility Customer Association
CVO	Contingent value obligation
D.C. Court of Appeals	U.S. Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DSM	Demand-side management
Earthco	Four coal-based solid synthetic fuels limited liability companies of which three were wholly owned
ECCR	Energy Conservation Cost Recovery Clause
ECRC	Environmental Cost Recovery Clause

EE	Energy efficiency
EIP	Equity Incentive Plan
EPA	United States Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPC	Engineering, procurement and construction
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company, LLC
Fitch	Fitch Ratings
the Florida Global Case	U.S. Global, LLC v. Progress Energy, Inc. et al.
Florida Progress	Florida Progress Corporation
FPSC	Florida Public Service Commission
FRCC	Florida Reliability Coordinating Council
Funding Corp.	Florida Progress Funding Corporation, a wholly owned subsidiary of Florida Progress
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Global	U.S. Global, LLC
GridSouth	GridSouth Transco, LLC
GWh	Gigawatt-hours
H.R. 4173	Wall Street Reform and Consumer Protection Act
Harris	PEC’s Shearon Harris Nuclear Plant
IPP	Progress Energy Investor Plus Plan
the IRP	PEC’s 15-year Integrated Resource Plan
kV	Kilovolt
kVA	Kilovolt-ampere
kWh	Kilowatt-hours
Levy	PEF’s proposed nuclear plant in Levy County, Fla.
LIBOR	London Inter Bank Offered Rate
MACT	Maximum achievable control technology
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in PART I, Item 2 of this Form 10-Q
Medicare Act	Medicare Prescription Drug, Improvement and Modernization Act of 2003
MGP	Manufactured gas plant
MW	Megawatts
MWh	Megawatt-hours
Moody’s	Moody’s Investors Service, Inc.
NAAQS	National Ambient Air Quality Standards
NC REPS	North Carolina Renewable Energy and Energy Efficiency Portfolio Standard
NCUC	North Carolina Utilities Commission
NDT	Nuclear decommissioning trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
North Carolina Global Case	Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC
the Notes Guarantee	Florida Progress’ full and unconditional guarantee of the Subordinated Notes
NOx	Nitrogen oxides
NRC	United States Nuclear Regulatory Commission
O&M	Operation and maintenance expense
OATT	Open Access Transmission Tariff
OCI	Other comprehensive income

Ongoing Earnings	Non-GAAP financial measure defined as GAAP net income attributable to controlling interests after excluding discontinued operations and the effects of certain identified gains and charges
OPC	Florida’s Office of Public Counsel
OPEB	Postretirement benefits other than pensions
the Parent	Progress Energy, Inc. holding company on an unconsolidated basis
PEC	Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.
PEF	Florida Power Corporation d/b/a Progress Energy Florida, Inc.
PESC	Progress Energy Service Company, LLC
Power Agency	North Carolina Eastern Municipal Power Agency
PPACA	Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act
Preferred Securities	7.10% Cumulative Quarterly Income Preferred Securities due 2039, Series A issued by the Trust
Preferred Securities Guarantee	Florida Progress’ guarantee of all distributions related to the Preferred Securities
Progress Affiliates	Five affiliated coal-based solid synthetic fuels facilities
Progress Energy	Progress Energy, Inc. and subsidiaries on a consolidated basis
Progress Registrants	The reporting registrants within the Progress Energy consolidated group. Collectively, Progress Energy, Inc., PEC and PEF
Progress Fuels	Progress Fuels Corporation, formerly Electric Fuels Corporation
PRP	Potentially responsible party, as defined in CERCLA
PSSP	Performance Share Sub-Plan
PUHCA 2005	Public Utility Holding Company Act of 2005
PVI	Progress Energy Ventures, Inc., formerly referred to as Progress Ventures, Inc.
QF	Qualifying facility
RCA	Revolving credit agreement
Reagents	Commodities such as ammonia and limestone used in emissions control technologies
REC	Renewable Energy Certificate
REPS	Renewable energy portfolio standard
RDS	Retiree Drug Subsidy related to benefits under Medicare Part D
Robinson	PEC’s Robinson Nuclear Plant
ROE	Return on equity
RSU	Restricted stock unit
RTO	Regional transmission organization
SCPSC	Public Service Commission of South Carolina
Section 29	Section 29 of the Code
Section 29/45K	General business tax credits earned after December 31, 2005, for synthetic fuels production in accordance with Section 29
Section 45K	Section 45K of the Code
Section 316(b)	Section 316(b) of the Clean Water Act
(See Note/s “#”)	For all sections, this is a cross-reference to the Combined Notes to the Financial Statements contained in PART I, Item I of this Form 10-Q
SERC	SERC Reliability Corporation
S&P	Standard & Poor’s Rating Services
SNG	Southern Natural Gas Company
SO2	Sulfur dioxide
Subordinated Notes	7.10% Junior Subordinated Deferrable Interest Notes due 2039 issued by Funding Corp.
Synthetic Fuels	Former operations associated with the production of coal-based solid synthetic fuels
Tax Agreement	Intercompany Income Tax Allocation Agreement

Terminals	Coal terminals and docks in West Virginia and Kentucky, which were sold on March 7, 2008
the Trust	FPC Capital I
the Utilities	Collectively, PEC and PEF
VIE	Variable interest entity
Ward	Ward Transformer site located in Raleigh, N.C.
Ward OU1	Operable unit for stream segments downstream from the Ward site
Ward OU2	Operable unit for further investigation at the Ward facility and certain adjacent areas

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

In addition, examples of forward-looking statements discussed in this Form 10-Q include, but are not limited to, statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) including, but not limited to, statements under the subheadings “Results of Operations” about trends and uncertainties; “Liquidity and Capital Resources” about operating cash flows, future liquidity requirements and estimated capital expenditures; and “Other Matters” about goodwill, changes in the regulatory environment, meeting anticipated demand in our regulated service territories, potential nuclear construction, the effects of new environmental regulations, and our synthetic fuel tax credits.

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

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2010

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of INCOME
	Three months ended September 30		Nine months ended September 30
(in millions except per share data)	2010	2009	2010	2009
Operating revenues	$2,962	$2,824	$7,869	$7,578
Operating expenses
Fuel used in electric generation	935	1,075	2,574	2,855
Purchased power	418	125	996	599
Operation and maintenance	474	423	1,459	1,360
Depreciation, amortization and accretion	201	371	680	877
Taxes other than on income	161	152	448	425
Other	20	2	25	14
Total operating expenses	2,209	2,148	6,182	6,130
Operating income	753	676	1,687	1,448
Other income (expense)
Interest income	3	2	6	8
Allowance for equity funds used during construction	22	20	68	95
Other, net	(5)	1	(5)	13
Total other income, net	20	23	69	116
Interest charges
Interest charges	197	174	587	534
Allowance for borrowed funds used during construction	(8)	(6)	(24)	(30)
Total interest charges, net	189	168	563	504
Income from continuing operations before income tax	584	531	1,193	1,060
Income tax expense	219	181	456	352
Income from continuing operations before cumulative effect of change in accounting principle	365	350	737	708
Discontinued operations, net of tax	(2)	(102)	(2)	(103)
Cumulative effect of change in accounting principle, net of tax	2	-	-	-
Net income	365	248	735	605
Net income attributable to noncontrolling interests, net of tax	(4)	(1)	(4)	(2)
Net income attributable to controlling interests	$361	$247	$731	$603
Average common shares outstanding – basic	294	280	289	279
Basic and diluted earnings per common share
Income from continuing operations attributable to controlling interests, net of tax	$1.23	$1.24	$2.53	$2.53
Discontinued operations attributable to controlling interests, net of tax	-	(0.36)	-	(0.37)
Net income attributable to controlling interests	$1.23	$0.88	$2.53	$2.16
Dividends declared per common share	$0.620	$0.620	$1.860	$1.860
Amounts attributable to controlling interests
Income from continuing operations, net of tax	$363	$349	$733	$706
Discontinued operations, net of tax	(2)	(102)	(2)	(103)
Net income attributable to controlling interests	$361	$247	$731	$603

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)	September 30, 2010	December 31, 2009
ASSETS
Utility plant
Utility plant in service	$29,936	$28,918
Accumulated depreciation	(11,892)	(11,576)
Utility plant in service, net	18,044	17,342
Held for future use	48	47
Construction work in progress	2,088	1,790
Nuclear fuel, net of amortization	596	554
Total utility plant, net	20,776	19,733
Current assets
Cash and cash equivalents	691	725
Receivables, net	1,112	800
Inventory	1,214	1,325
Regulatory assets	220	142
Derivative collateral posted	223	146
Income taxes receivable	7	145
Prepayments and other current assets	239	248
Total current assets	3,706	3,531
Deferred debits and other assets
Regulatory assets	2,364	2,179
Nuclear decommissioning trust funds	1,457	1,367
Miscellaneous other property and investments	425	438
Goodwill	3,655	3,655
Other assets and deferred debits	323	333
Total deferred debits and other assets	8,224	7,972
Total assets	$32,706	$31,236
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 500 million shares authorized, 293 million and 281 million shares issued and outstanding, respectively	$7,322	$6,873
Unearned ESOP shares (- and 1 million shares, respectively)	-	(12)
Accumulated other comprehensive loss	(164)	(87)
Retained earnings	2,863	2,675
Total common stock equity	10,021	9,449
Noncontrolling interests	3	6
Total equity	10,024	9,455
Preferred stock of subsidiaries	93	93
Long-term debt, affiliate	273	272
Long-term debt, net	11,363	11,779
Total capitalization	21,753	21,599
Current liabilities
Current portion of long-term debt	1,005	406
Short-term debt	-	140
Accounts payable	827	835
Interest accrued	196	206
Dividends declared	183	175
Customer deposits	321	300
Derivative liabilities	325	190
Accrued compensation and other benefits	142	167
Other current liabilities	475	239
Total current liabilities	3,474	2,658
Deferred credits and other liabilities
Noncurrent income tax liabilities	1,474	1,196
Accumulated deferred investment tax credits	111	117
Regulatory liabilities	2,554	2,510
Asset retirement obligations	1,220	1,170
Accrued pension and other benefits	1,353	1,339
Derivative liabilities	362	240
Other liabilities and deferred credits	405	407
Total deferred credits and other liabilities	7,479	6,979
Commitments and contingencies (Notes 13 and 14)
Total capitalization and liabilities	$32,706	$31,236

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Nine months ended September 30	2010	2009
Operating activities
Net income	$735	$605
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	804	991
Deferred income taxes and investment tax credits, net	263	50
Deferred fuel (credit) cost	(37)	81
Allowance for equity funds used during construction	(68)	(95)
Litigation expense (Note 14C)	-	115
Other adjustments to net income	197	187
Cash (used) provided by changes in operating assets and liabilities
Receivables	(252)	(99)
Inventory	111	(118)
Derivative collateral posted	(83)	155
Other assets	(25)	60
Income taxes, net	213	190
Accounts payable	45	(91)
Accrued pension and other benefits	(162)	(264)
Other liabilities	163	3
Net cash provided by operating activities	1,904	1,770
Investing activities
Gross property additions	(1,643)	(1,644)
Nuclear fuel additions	(164)	(148)
Purchases of available-for-sale securities and other investments	(5,927)	(1,271)
Proceeds from available-for-sale securities and other investments	5,915	1,245
Other investing activities	15	(5)
Net cash used by investing activities	(1,804)	(1,823)
Financing activities
Issuance of common stock, net	419	557
Dividends paid on common stock	(535)	(520)
Payments of short-term debt with original maturities greater than 90 days	-	(429)
Net decrease in short-term debt	(140)	(471)
Proceeds from issuance of long-term debt, net	591	1,337
Retirement of long-term debt	(400)	(400)
Other financing activities	(69)	(46)
Net cash (used) provided by financing activities	(134)	28
Net decrease in cash and cash equivalents	(34)	(25)
Cash and cash equivalents at beginning of period	725	180
Cash and cash equivalents at end of period	$691	$155
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$255	$265

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2010

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of INCOME
	Three months ended September 30		Nine months ended September 30
(in millions)	2010	2009	2010	2009
Operating revenues	$1,414	$1,307	$3,794	$3,561
Operating expenses
Fuel used in electric generation	464	457	1,322	1,282
Purchased power	109	82	235	196
Operation and maintenance	256	225	841	767
Depreciation, amortization and accretion	120	120	358	355
Taxes other than on income	58	56	169	161
Other	5	-	5	2
Total operating expenses	1,012	940	2,930	2,763
Operating income	402	367	864	798
Other income (expense)
Interest income	1	1	3	4
Allowance for equity funds used during construction	17	7	45	23
Other, net	(2)	(2)	(5)	(5)
Total other income, net	16	6	43	22
Interest charges
Interest charges	51	48	154	157
Allowance for borrowed funds used during construction	(5)	(3)	(14)	(9)
Total interest charges, net	46	45	140	148
Income before income tax	372	328	767	672
Income tax expense	138	120	284	242
Income before cumulative effect of change in accounting principle	234	208	483	430
Cumulative effect of change in accounting principle, net of tax	2	-	-	-
Net income	236	208	483	430
Net (income) loss attributable to noncontrolling interests, net of tax	(2)	-	1	1
Net income attributable to controlling interests	234	208	484	431
Preferred stock dividend requirement	(1)	(1)	(2)	(2)
Net income available to parent	$233	$207	$482	$429

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)	September 30, 2010	December 31, 2009
ASSETS
Utility plant
Utility plant in service	$16,698	$16,297
Accumulated depreciation	(7,700)	(7,520)
Utility plant in service, net	8,998	8,777
Held for future use	12	11
Construction work in progress	1,184	702
Nuclear fuel, net of amortization	408	396
Total utility plant, net	10,602	9,886
Current assets
Cash and cash equivalents	292	35
Receivables, net	529	442
Receivables from affiliated companies	18	33
Notes receivable from affiliated companies	5	204
Inventory	556	677
Deferred fuel cost	76	88
Income taxes receivable	-	38
Prepayments and other current assets	100	61
Total current assets	1,576	1,578
Deferred debits and other assets
Regulatory assets	950	873
Nuclear decommissioning trust funds	936	871
Miscellaneous other property and investments	185	199
Other assets and deferred debits	94	95
Total deferred debits and other assets	2,165	2,038
Total assets	$14,343	$13,502
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 200 million shares authorized, 160 million shares issued and outstanding	$2,127	$2,108
Unearned ESOP shares	-	(12)
Accumulated other comprehensive loss	(50)	(27)
Retained earnings	2,992	2,588
Total common stock equity	5,069	4,657
Noncontrolling interests	-	3
Total equity	5,069	4,660
Preferred stock	59	59
Long-term debt, net	3,688	3,703
Total capitalization	8,816	8,422
Current liabilities
Current portion of long-term debt	5	6
Accounts payable	371	355
Payables to affiliated companies	71	72
Interest accrued	63	70
Customer deposits	104	95
Derivative liabilities	63	29
Accrued compensation and other benefits	74	86
Other current liabilities	165	50
Total current liabilities	916	763
Deferred credits and other liabilities
Noncurrent income tax liabilities	1,412	1,258
Accumulated deferred investment tax credits	106	110
Regulatory liabilities	1,396	1,293
Asset retirement obligations	838	801
Accrued pension and other benefits	670	708
Other liabilities and deferred credits	189	147
Total deferred credits and other liabilities	4,611	4,317
Commitments and contingencies (Notes 13 and 14)
Total capitalization and liabilities	$14,343	$13,502

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Nine months ended September 30	2010	2009
Operating activities
Net income	$483	$430
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	450	437
Deferred income taxes and investment tax credits, net	123	41
Deferred fuel cost	63	136
Allowance for equity funds used during construction	(45)	(23)
Other adjustments to net income	68	76
Cash (used) provided by changes in operating assets and liabilities
Receivables	(89)	18
Receivables from affiliated companies	15	15
Inventory	120	(64)
Other assets	(41)	51
Income taxes, net	59	122
Accounts payable	(18)	(74)
Payables to affiliated companies	(1)	(17)
Accrued pension and other benefits	(103)	(179)
Other liabilities	65	(16)
Net cash provided by operating activities	1,149	953
Investing activities
Gross property additions	(867)	(575)
Nuclear fuel additions	(132)	(82)
Purchases of available-for-sale securities and other investments	(352)	(614)
Proceeds from available-for-sale securities and other investments	323	585
Changes in advances to affiliated companies	199	(92)
Other investing activities	-	(1)
Net cash used by investing activities	(829)	(779)
Financing activities
Dividends paid on preferred stock	(2)	(2)
Dividends paid to parent	(75)	(200)
Net decrease in short-term debt	-	(110)
Proceeds from issuance of long-term debt, net	-	595
Retirement of long-term debt	-	(400)
Contributions from parent	14	15
Other financing activities	-	(1)
Net cash used by financing activities	(63)	(103)
Net increase in cash and cash equivalents	257	71
Cash and cash equivalents at beginning of period	35	18
Cash and cash equivalents at end of period	$292	$89
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$160	$104

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2010

UNAUDITED CONDENSED STATEMENTS of INCOME
	Three months ended September 30		Nine months ended September 30
(in millions)	2010	2009	2010	2009
Operating revenues	$1,543	$1,516	$4,065	$4,012
Operating expenses
Fuel used in electric generation	471	618	1,252	1,573
Purchased power	309	43	761	403
Operation and maintenance	234	198	647	604
Depreciation, amortization and accretion	77	247	311	512
Taxes other than on income	102	96	278	264
Other	6	-	6	7
Total operating expenses	1,199	1,202	3,255	3,363
Operating income	344	314	810	649
Other income (expense)
Interest income	-	-	1	1
Allowance for equity funds used during construction	5	13	23	72
Other, net	(3)	1	-	8
Total other income, net	2	14	24	81
Interest charges
Interest charges	68	63	202	194
Allowance for borrowed funds used during construction	(3)	(3)	(10)	(21)
Total interest charges, net	65	60	192	173
Income before income tax	281	268	642	557
Income tax expense	101	91	241	172
Net income	180	177	401	385
Preferred stock dividend requirement	-	-	(1)	(1)
Net income available to parent	$180	$177	$400	$384

See Notes to Progress Energy Florida, Inc. Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in millions)	September 30, 2010	December 31, 2009
ASSETS
Utility plant
Utility plant in service	$13,055	$12,438
Accumulated depreciation	(4,119)	(3,987)
Utility plant in service, net	8,936	8,451
Held for future use	36	36
Construction work in progress	904	1,088
Nuclear fuel, net of amortization	188	158
Total utility plant, net	10,064	9,733
Current assets
Cash and cash equivalents	145	17
Receivables, net	571	356
Receivables from affiliated companies	13	8
Inventory	659	648
Regulatory assets	144	54
Derivative collateral posted	192	139
Deferred tax assets	106	115
Prepayments and other current assets	16	80
Total current assets	1,846	1,417
Deferred debits and other assets
Regulatory assets	1,415	1,307
Nuclear decommissioning trust funds	521	496
Miscellaneous other property and investments	43	42
Other assets and deferred debits	132	105
Total deferred debits and other assets	2,111	1,950
Total assets	$14,021	$13,100
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 60 million shares authorized, 100 shares issued and outstanding	$1,749	$1,744
Accumulated other comprehensive (loss) income	(13)	3
Retained earnings	3,090	2,743
Total common stock equity	4,826	4,490
Preferred stock	34	34
Long-term debt, net	4,182	3,883
Total capitalization	9,042	8,407
Current liabilities
Current portion of long-term debt	300	300
Notes payable to affiliated companies	8	221
Accounts payable	438	451
Payables to affiliated companies	44	62
Interest accrued	87	72
Customer deposits	217	205
Derivative liabilities	224	161
Accrued compensation and other benefits	44	53
Other current liabilities	271	89
Total current liabilities	1,633	1,614
Deferred credits and other liabilities
Noncurrent income tax liabilities	981	767
Regulatory liabilities	1,048	1,103
Asset retirement obligations	382	369
Accrued pension and other benefits	435	395
Capital lease obligations	199	208
Derivative liabilities	231	174
Other liabilities and deferred credits	70	63
Total deferred credits and other liabilities	3,346	3,079
Commitments and contingencies (Notes 13 and 14)
Total capitalization and liabilities	$14,021	$13,100

See Notes to Progress Energy Florida, Inc. Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED STATEMENTS of CASH FLOWS
(in millions)
Nine months ended September 30	2010	2009
Operating activities
Net income	$401	$385
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	328	538
Deferred income taxes and investment tax credits, net	211	(12)
Deferred fuel credit	(100)	(55)
Allowance for equity funds used during construction	(23)	(72)
Other adjustments to net income	89	93
Cash (used) provided by changes in operating assets and liabilities
Receivables	(155)	(115)
Receivables from affiliated companies	(5)	9
Inventory	(11)	(54)
Derivative collateral posted	(59)	141
Other assets	(20)	20
Income taxes, net	117	71
Accounts payable	70	(14)
Payables to affiliated companies	(18)	(7)
Accrued pension and other benefits	(51)	(74)
Other liabilities	121	61
Net cash provided by operating activities	895	915
Investing activities
Gross property additions	(774)	(1,069)
Nuclear fuel additions	(32)	(66)
Purchases of available-for-sale securities and other investments	(5,456)	(591)
Proceeds from available-for-sale securities and other investments	5,460	596
Other investing activities	16	(5)
Net cash used by investing activities	(786)	(1,135)
Financing activities
Dividends paid on preferred stock	(1)	(1)
Dividends paid to parent	(50)	-
Net decrease in short-term debt	-	(321)
Proceeds from issuance of long-term debt, net	591	-
Retirement of long-term debt	(300)	-
Changes in advances from affiliated companies	(213)	83
Contributions from parent	-	465
Other financing activities	(8)	(6)
Net cash provided by financing activities	19	220
Net increase in cash and cash equivalents	128	-
Cash and cash equivalents at beginning of period	17	19
Cash and cash equivalents at end of period	$145	$19
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$92	$160
Nuclear repairs insurance recovery	75	-

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

Registrant	Applicable Notes

PEC	1, 2, 4 through 10 and 12 through 14

PEF	1, 2, 4 through 10 and 12 through 14

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

Our reportable segments are PEC and PEF, both of which are primarily engaged in the generation, transmission, distribution and sale of electricity. The Corporate and Other segment primarily includes amounts applicable to the activities of the Parent and Progress Energy Service Company, LLC (PESC) and other miscellaneous nonregulated businesses (Corporate and Other) that do not separately meet the quantitative disclosure requirements as a reportable business segment. See Note 11 for further information about our segments.

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

The amount of gross receipts tax, franchise taxes and other excise taxes included in operating revenues and taxes other than on income in the Statements of Income were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2010	2009	2010	2009
Progress Energy	$101	$97	$265	$253
PEC	34	31	91	83
PEF	67	66	174	170

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

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance that made significant changes to the model for determining who should consolidate a VIE and addressed how often this assessment should be performed. The guidance was effective for us on January 1, 2010 (See Note 2). As a result of the adoption, we and PEC deconsolidated two limited partnerships that qualify for federal affordable housing and historic tax credits under Section 42 of the Internal Revenue Code (the Code) and recorded a $(2) million cumulative effect of change in accounting principle during the nine months ended September 30, 2010.

PROGRESS ENERGY

Progress Energy, through its subsidiary PEC, is the managing member, and primary beneficiary of, and consolidates a limited partnership that qualifies for federal affordable housing and historic tax credits under Section 42 of the Code. Our variable interests are debt and equity investments in the VIE. There were no changes to our assessment of the primary beneficiary during 2009 or for the period ended September 30, 2010. No financial or other support has been provided to the VIE during the periods presented.

The following table sets forth the carrying amount and classification of our investment in the partnership as reflected in the Consolidated Balance Sheets:

(in millions)	September 30, 2010	December 31, 2009
Miscellaneous other property and investments	$15	$17
Other assets and deferred debits	1	1
Accounts payable	5	4

The assets of the VIE are collateral for, and can only be used to settle, its obligations. The creditors of the VIE do not have recourse to our general credit or the general credit of PEC, and there are no other arrangements that could expose us to losses.

Progress Energy, through its subsidiary PEC, has interests in two entities resulting from capital lease agreements. Both entities are VIEs and were established to lease buildings to PEC. Our maximum exposure to loss due to these capital lease agreements is a $7.5 million mandatory fixed price purchase option for one of the buildings. Total lease payments to these counterparties under the lease agreements were $1 million and $2 million for each of the three and nine months ended September 30, 2010 and 2009, respectively. We have requested the necessary information to consolidate these entities; both entities from which the necessary financial information was requested declined to provide the information to us, and, accordingly, we have applied the information scope exception provided by GAAP to the entities. We believe the effect of consolidating the entities would have an insignificant impact on our common stock equity, net earnings or cash flows. However, because we have not received any financial information from the counterparties, the impact cannot be determined at this time.

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

FEDERAL GRANT

The American Recovery and Reinvestment Act, signed into law in February 2009, contains provisions promoting energy efficiency (EE) and renewable energy. On April 28, 2010, we accepted a grant from the United States Department of Energy (DOE) for $200 million in federal matching infrastructure funds in support of our smart grid initiatives. PEC and PEF each will receive up to $100 million over a three-year period as project work progresses. The DOE will provide reimbursement for 50 percent of allowable project costs, as incurred, up to the DOE’s maximum obligation of $200 million. Projects funded by the grant must be completed by April 2013.

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

Through September 30, 2010, we have incurred $81 million of allowable, 50 percent reimbursable, smart grid  project costs, and have submitted to the DOE requests for reimbursement of $38 million, of which we have received $30 million reimbursement.

2.      NEW ACCOUNTING STANDARDS

CONSOLIDATIONS

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.” Subsequently, the FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified SFAS No. 167 in the Accounting Standards Codification (ASC). This guidance made significant changes to the model for determining who should consolidate a VIE, addressed how often this assessment should be performed, required all existing arrangements with VIEs to be evaluated, and was adopted through a cumulative effect of change in accounting principle adjustment. This guidance was effective for us on January 1, 2010. See Note 1C for information regarding our implementation of ASU 2009-17 and its impact on our and the Utilities’ financial position and results of operations.

FAIR VALUE MEASUREMENT AND DISCLOSURES

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends ASC 820 to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. ASU 2010-06 was effective for us on January 1, 2010, with certain disclosures effective for periods beginning January 1, 2011. The initial adoption of ASU 2010-06 resulted in additional disclosure but did not have an impact on our or the Utilities’ financial position or results of operations.

3.      DIVESTITURES

Included in discontinued operations, net of tax are amounts related to adjustments of our prior sales of diversified businesses. These adjustments are generally due to guarantees and indemnifications provided by Progress Fuels and Progress Energy for certain legal, tax and environmental matters (See Note 14B). The ultimate resolution of these matters could result in additional adjustments in future periods. During the three and nine months ended September 30, 2010, these adjustments resulted in a $2 million net of tax loss from discontinued operations attributable to controlling interests. During the three and nine months ended September 30, 2009, these adjustments resulted in a net of tax loss from discontinued operations attributable to controlling interests of $102 million and $103 million, respectively, which primarily related to our former operations associated with the production of coal-based solid synthetic fuels (Synthetic Fuels).

Prior to 2008, we had substantial Synthetic Fuels operations as defined under Section 29 of the Code (Section 29) and Section 45K of the Code (Section 45K). The production and sale of these products qualified for federal income tax credits so long as certain requirements were satisfied. As a result of the expiration of the tax credit program, all of our synthetic fuels businesses were abandoned and all operations ceased as of December 31, 2007. The accompanying consolidated statements of income reflect the abandoned operations of our Synthetic Fuels businesses as discontinued operations.

On October 21, 2009, a jury delivered a verdict in a lawsuit against Progress Energy and a number of our Synthetic Fuels subsidiaries and affiliates. As a result, during the three and nine months ended September 30, 2009, we recorded a charge of $101 million to discontinued operations, which was net of a previously recorded indemnification liability and estimated tax benefits of $14 million. The ultimate resolution of these matters could result in further adjustments to Synthetic Fuels earnings from discontinued operations. See Note 14C for additional information.

4.      REGULATORY MATTERS

A.      PEC RETAIL RATE MATTERS

FUEL COST RECOVERY

On June 4, 2010, and subsequently updated on August 20, 2010, PEC filed with the NCUC for a $170 million decrease in the fuel rate charged to its North Carolina ratepayers, driven by declining fuel prices. If approved, the decrease would take effect December 1, 2010, and would reduce residential electric bills by $5.60 per 1,000 kilowatt-hours (kWh) for fuel cost recovery. A hearing on the matter was held on September 21, 2010, and an order is expected in November 2010. As discussed under “Demand-Side Management and Energy-Efficiency Cost Recovery,” PEC also filed with the NCUC for an increase in the demand-side management (DSM) and EE rate. Additionally on June 4, 2010, and subsequently updated on August 20, 2010, PEC filed for a decrease in the North Carolina Renewable Energy and Energy Efficiency Portfolio Standard (NC REPS) rate, which if approved would take effect on December 1, 2010. If approved as filed, the net impact of the three filings would result in an average reduction in residential electric bills of 3.9 percent. We cannot predict the outcome of these matters.

On June 23, 2010, the SCPSC approved PEC’s request for a $17 million decrease in the fuel rate charged to its South Carolina ratepayers, driven by declining fuel prices. The decrease was effective July 1, 2010, and decreased residential electric bills by $2.73 per 1,000 kWh for fuel cost recovery. PEC also filed with the SCPSC for an increase in the DSM and EE rate effective July 1, 2010, which was approved on a provisional basis on June 30, 2010, pending review by the South Carolina Office of Regulatory Staff. The net impact of the two filings resulted in an average reduction in residential electric bills of 1.7 percent. We cannot predict the outcome of this matter.

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

On June 4, 2010, PEC filed with the NCUC for an increase in the DSM and EE rate charged to its North Carolina ratepayers. PEC is asking the NCUC to approve a $31 million increase in the DSM and EE rate. This filing was updated on August 20, 2010, and subsequently amended on September 17, 2010. If approved, the increase would take effect December 1, 2010, and would increase residential electric bills by $1.56 per 1,000 kWh for DSM and EE cost recovery. A hearing on this matter was held on September 22, 2010, and an order is expected in November 2010. We cannot predict the outcome of this matter.

RENEWABLE ENERGY PORTFOLIO STANDARD COST RECOVERY

PEC filed its required annual NC REPS compliance report with the NCUC on May 18, 2010, which demonstrates the actions PEC has taken to comply with the NC REPS requirement. Compliance with the NC REPS requirement is measured via renewable energy certificates (REC) earned after January 1, 2008. North Carolina electric power suppliers with a renewable energy compliance obligation, including PEC, are participating in the REC tracking system, which came online July 1, 2010.

OTHER MATTERS

On October 13, 2008, the NCUC issued a Certificate of Public Convenience and Necessity allowing PEC to proceed with plans to construct an approximately 600-megawatt (MW) combined cycle dual fuel-capable generating facility at its Richmond County generation site to provide additional generating and transmission capacity to meet the growing energy demands of southern and eastern North Carolina. PEC projects that the generating facility and related transmission will be in service by June 2011.

On October 22, 2009, the NCUC issued its order granting PEC a Certificate of Public Convenience and Necessity to construct a 950-MW combined cycle natural gas-fueled electric generating facility at a site in Wayne County, N.C. PEC projects that the generating facility will be in service by January 2013.

On December 1, 2009, PEC filed with the NCUC a plan to retire no later than December 31, 2017, all of its coal-fired generating facilities in North Carolina that do not have scrubbers. These facilities total approximately 1,500 MW at four sites. PEC intends to continue to depreciate these units using the current depreciation rates on file with the NCUC and the SCPSC until PEC completes and files a new depreciation study. On September 13, 2010, PEC filed its 15-year Integrated Resource Plan (the IRP) with the NCUC and SCPSC, which accelerated the expected retirement schedule of the four coal-fired generating facilities to no later than December 31, 2014.

On June 9, 2010, the NCUC issued its order granting PEC a Certificate of Public Convenience and Necessity to construct a 620-MW combined cycle natural gas-fueled electric generating facility at a site in New Hanover County, N.C., to replace the existing coal-fired generation at this site. PEC projects that the generating facility will be in service by late 2013 or early 2014.

B.      PEF RETAIL RATE MATTERS

BASE RATES

On January 11, 2010, the FPSC approved a base rate increase for PEF of $132 million effective January 1, 2010, which represents the annualized impact of the rate increase that was approved and effective July 2009 for the repowered Bartow Plant. The FPSC authorized PEF the opportunity to earn a return on equity (ROE) of 10.5 percent. Subsequently, PEF filed petitions for a motion for reconsideration of the rate case order and approval of an accounting order with the FPSC.

On June 1, 2010, the FPSC approved a settlement agreement between PEF and the interveners, with the exception of the Florida Association for Fairness in Ratemaking, to the 2009 rate case and to the accounting order. As part of the settlement, PEF withdrew its motion for reconsideration of the rate case order and its accounting order petition. Among other provisions, under the terms of the settlement agreement, PEF will maintain base rates at current levels through the last billing cycle of 2012. The settlement agreement also provides that PEF will have the discretion to reduce depreciation expense (cost of removal component) by up to $150 million in 2010, up to $250 million in 2011, and up to any remaining balance in the cost of removal component of the depreciation reserve in 2012 until the earlier of (a) PEF’s applicable cost of removal reserve reaches zero, or (b) the expiration of the settlement agreement at the end of 2012. In the event PEF reduces depreciation expense by less than the annual amounts for 2010 or 2011, PEF may carry forward (i.e., increase the annual cap by) any unused cost of removal reserve amounts in subsequent years during the term of the agreement. The balance of the cost of removal reserve is impacted by accruals in accordance with PEF’s latest depreciation study, removal costs expended and reductions in depreciation expense as permitted by the settlement agreement. For the three and nine months ended September 30, 2010, PEF recognized a $50 million and a $60 million reduction in depreciation expense pursuant to the settlement agreement. PEF’s applicable cost of removal reserve of $466 million is recorded as a regulatory liability on its September 30, 2010 Balance Sheet. The settlement agreement also provides that if PEF’s actual retail base rate earnings fall below a 9.5 percent ROE on an adjusted or pro forma basis, as reported on a historical 12-month basis during the term of the agreement, PEF may seek general, limited or interim base rate relief, or any combination thereof. Prior to requesting any such relief, PEF must have reflected on its referenced surveillance report associated depreciation expense reductions of at least $150 million. The settlement agreement does not preclude PEF from requesting the FPSC to approve the recovery of costs (a) that are of a type which traditionally and historically would be, have been or are presently recovered through cost-recovery clauses or surcharges, or (b) that are incremental costs not currently recovered in base rates, which the legislature or FPSC determines are clause recoverable, or (c) which are recoverable through base rates under the nuclear cost-recovery legislation or the FPSC’s nuclear cost-recovery rule. PEF also may, at its discretion, accelerate in whole or in part the amortization of certain regulatory assets over the term of the settlement agreement. Finally, PEF will be allowed to recover the costs of named storms on an expedited basis. Specifically, 60 days following the filing of a cost-recovery petition with the FPSC and based on a 12-month recovery period, PEF can begin recovery, subject to refund, through a surcharge of up to $4.00 per 1,000 kWh on monthly residential customer bills for storm costs. In the event the storm costs exceed that level, any excess additional costs will be deferred and recovered in a subsequent year or years as determined by the FPSC. Additionally, the order approving the settlement agreement allows PEF to use the surcharge to replenish the storm damage reserve to $136 million, the level as of June 1, 2010, after storm costs are fully recovered.

On March 25, 2010, the FPSC opened a docket to review PEF’s allowance for funds used during construction (AFUDC) rate. On May 20, 2010, PEF filed with the FPSC prescribed schedules for the rolling 12-month period ended March 31, 2010, with an effective date of April 1, 2010, based on its updated authorized ROE and all adjustments approved on January 11, 2010, in PEF’s base rate case. On September 14, 2010, the FPSC approved a reduction to PEF’s AFUDC rate, from 8.848 percent to 7.44 percent. This new rate will be used for all purposes except for nuclear or certain other plant recoveries with original need petitions submitted on or before December 31, 2010, as permitted by FPSC regulations.

FUEL COST RECOVERY

On September 1, 2010, PEF filed a request with the FPSC to seek approval to decrease the total fuel cost-recovery by $83 million, reducing the residential rate by $3.28 per 1,000 kWh, or 2.6 percent effective January 1, 2011. This decrease is due to a decrease of $5.14 per 1,000 kWh for the projected recovery through the Capacity Cost-Recovery Clause (CCRC), partially offset by an increase of $1.86 per 1,000 kWh for the projected recovery of fuel costs. The decrease in the CCRC is primarily due to the refund of a prior period over-recovery as a result of higher than expected sales in 2010 and lower anticipated costs associated with PEF’s proposed Levy Units 1 and 2 nuclear power plants (Levy) in 2011 (See “Levy Nuclear”). The increase in the projected recovery of fuel costs is due to under-recovery of 2010 fuel costs, partially offset by lower expected 2011 fuel costs. On November 2, 2010, the

FPSC approved PEF’s CCRC residential rate. Also on November 2, 2010, PEF agreed to file revised fuel projections with the FPSC on or before November 10, 2010, to reflect PEF's most up-to-date fuel forecast. In addition, the FPSC requested PEF file fuel recovery factors with scenarios varying the timing of recovering the Crystal River Unit No. 3 Nuclear Plant (CR3) extended outage (See “CR3 Outage”) replacement power costs through differing assumptions of the percentage to be collected in 2011 and thereafter. The FPSC is expected to vote on these supplemental filings at the FPSC's November 30, 2010 Agenda Conference for implementation of new fuel factors in January 2011. We cannot predict the outcome of this matter.

On October 8, 2010, PEF filed a motion to establish a separate spin-off docket related to the outage and replacement fuel and power costs associated with the CR3 extended outage. On October 25, 2010, the FPSC approved PEF’s motion to establish the separate spin-off docket. This docket will allow the FPSC to evaluate PEF’s actions concerning the concrete delamination and review PEF’s resulting costs associated with the CR3 extended outage. PEF intends to file a petition in January 2011. We cannot predict the outcome of this matter.

NUCLEAR COST RECOVERY

Levy Nuclear

In 2008, the FPSC granted PEF’s petition for an affirmative Determination of Need and related orders requesting cost-recovery under Florida’s nuclear cost-recovery rule for Levy, together with the associated facilities, including transmission lines and substation facilities. Levy Units 1 and 2 are needed to maintain electric system reliability and integrity, provide fuel and generating diversity, and allow PEF to continue to provide adequate electricity to its customers at a reasonable cost. The proposed Levy units will be advanced passive light water nuclear reactors, each with a generating capacity of approximately 1,100 MW. The petition included projections that Levy Unit 1 would be placed in service by June 2016 and Levy Unit 2 by June 2017. The filed, nonbinding project cost estimate for Levy Units 1 and 2 was approximately $14 billion for generating facilities and approximately $3 billion for associated transmission facilities.

In PEF’s 2010 nuclear cost-recovery filing (See “Cost Recovery”), PEF identified a schedule shift in the Levy project that resulted from the NRC’s 2009 determination that certain schedule-critical work that PEF had proposed to perform within the scope of its Limited Work Authorization request submitted with the combined license (COL) application will not be authorized until the NRC issues the COL. Consequently, excavation and foundation preparation work anticipated in the initial schedule cannot begin until the COL is issued, resulting in a project shift of at least 20 months. Since then, regulatory and economic conditions identified in the 2010 nuclear cost-recovery filing have changed such that major construction activities on the Levy project are being postponed until after the NRC issues the COL, expected in late 2012 if the current licensing schedule remains on track. Taking into account cost, potential carbon regulation, fossil fuel price volatility and the benefits of fuel diversification, we consider Levy to be PEF’s preferred baseload generation option. Along with the FPSC’s annual prudence reviews, we will continue to evaluate the project on an ongoing basis based on certain criteria, including, but not limited to, public, regulatory and political support; adequate financial cost-recovery mechanisms; appropriate levels of joint owner participation; customer rate impacts; project feasibility, including comparison to other generation options; DSM and EE programs; and availability and terms of capital financing.

Crystal River Unit No. 3 Nuclear Plant Uprate

In 2007, the FPSC issued an order approving PEF’s Determination of Need petition related to a multi-stage uprate of CR3 that will increase CR3’s gross output by approximately 180 MW by 2012. PEF implemented the first-stage design modifications in 2008. PEF will apply for the required license amendment for the third-stage design modification.

Cost Recovery

In 2009, pursuant to the FPSC nuclear cost-recovery rule, PEF filed a petition to recover $446 million through the CCRC, which primarily consisted of preconstruction and carrying costs incurred or anticipated to be incurred during 2009 and the projected 2010 costs associated with the Levy and CR3 uprate projects. In an effort to help mitigate the initial price impact on its customers, as part of its filing, PEF proposed collecting certain costs over a five-year period, with associated carrying costs on the unrecovered balance. The FPSC approved the alternate proposal allowing PEF to recover revenue requirements associated with the nuclear cost-recovery clause through the CCRC beginning with the first billing cycle of January 2010. The remainder, with minor adjustments, will also be recovered through the CCRC. In adopting PEF’s proposed rate management plan for 2010, the FPSC permitted PEF to annually reconsider changes to the recovery of deferred amounts to afford greater flexibility to manage future rate impacts. The rate management plan included the 2009 reclassification to the nuclear cost-recovery clause regulatory asset of $198 million of capacity revenues and the accelerated amortization of $76 million of preconstruction costs. The cumulative amount of $274 million was recorded as a nuclear cost-recovery regulatory asset at December 31, 2009, and is projected to be recovered by 2014.

On April 30, 2010, PEF filed its annual nuclear cost-recovery filing with the FPSC to recover $164 million, which includes recovery of preconstruction, carrying and CCRC-recoverable O&M costs incurred or anticipated to be incurred during 2011, recovery of $60 million of the 2009 deferral in 2011, as well as the estimated actual true-up of 2010 costs associated with the Levy and CR3 uprate projects. This results in an estimated decrease in the nuclear cost-recovery charge of $1.46 per 1,000 kWh for residential customers beginning with the first January 2011 billing cycle. On October 26, 2010, the FPSC approved PEF’s request for recovery of these costs in 2011 and deferred a determination concerning the prudence of the 2009 CR3 uprate costs until the 2011 Nuclear Cost Recovery proceeding.

CR3 OUTAGE

In September 2009, CR3 began an outage for normal refueling and maintenance as well as its uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination within the concrete of the outer wall of the containment structure, which has resulted in an extension of the outage. After a comprehensive analysis, we have determined that the concrete delamination at CR3 was caused by redistribution of stresses on the containment wall that occurred when we created an opening to accommodate the replacement of the unit’s steam generators. We are pursuing a detailed repair plan that would achieve the unit’s return to service near the end of the fourth quarter of 2010. The actual return to service date will be determined by a number of factors, including regulatory reviews with the NRC and other agencies as appropriate, emergent work, final engineering designs and testing, weather and other developments.

PEF maintains insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at CR3 through Nuclear Electric Insurance Limited (NEIL). This program provides insurance coverage, with a 12-week deductible period, for 52 weeks in the amount of $4.5 million per week. An additional 71 weeks of coverage is provided at 80 percent of the above weekly amount. PEF also maintains insurance coverage through an accidental property damage program, which provides insurance coverage with a $10 million deductible per claim. PEF notified NEIL of the claim related to the CR3 delamination event on October 15, 2009. NEIL has confirmed that the CR3 delamination event is a covered accident. PEF is continuing to work with NEIL for recovery of applicable repair costs and associated replacement power costs.

At September 30, 2010, PEF has recorded a $49 million receivable for insurance related to replacement power on its Balance Sheet, which represents $112 million in replacement power accrued subsequent to the end of the deductible period less $63 million of replacement power insurance proceeds received from NEIL. The $112 million accrued for replacement power reduced the deferred fuel cost regulatory asset related to the extension of the CR3 outage to $125 million at September 30, 2010. PEF has incurred $117 million in repair costs through September 30, 2010. At September 30, 2010, PEF has recorded a $75 million net receivable for insurance related to repair costs on its Balance Sheet, which represents the $117 million in repair costs less the $10 million deductible, $18 million applicable repair cost insurance proceeds received to date from NEIL and costs not recoverable through insurance. Additional replacement power costs and repair and maintenance costs incurred until CR3 is returned to service could be material. PEF considers replacement power and capital costs not recoverable through insurance to be recoverable through its fuel cost-recovery clause or base rates. PEF requested, and the FPSC approved, the creation of a separate spin-off docket to review the prudence and costs related to the CR3 outage (See “Fuel Cost Recovery”).

We cannot predict the outcome of this matter.

DEMAND-SIDE MANAGEMENT COST RECOVERY

On December 30, 2009, the FPSC ordered PEF and other Florida utilities to adopt DSM goals based on enhanced measures, which will result in significantly higher conservation goals. Under the order, PEF’s aggregate conservation goals over the next 10 years were: 1,183 Summer MW, 1,072 Winter MW, and 3,488 gigawatt-hours (GWh). PEF filed with the FPSC a motion for reconsideration to correct what we believed were oversights or errors. The FPSC subsequently revised the aggregate goals to 1,134 Summer MW, 1,058 Winter MW, and 3,205 GWh over the next 10 years. On March 30, 2010, PEF filed a petition for approval of its proposed DSM plan and to authorize cost recovery through the Energy Conservation Cost Recovery Clause (ECCR). On September 14, 2010, the FPSC held an agenda conference to approve PEF’s petition for the DSM plan. The FPSC ruled that while PEF’s proposed DSM plan met the cumulative, 10-year DSM goals set by the FPSC, the plan did not meet the annual DSM goals. On October 4, 2010, the FPSC denied PEF’s petition for the DSM plan, approved PEF’s solar pilot programs, and required PEF to file a revised proposed DSM plan that meets the annual goals set by the FPSC. PEF will file a revised proposed DSM plan by November 29, 2010. We cannot predict the outcome of this matter.

On November 1, 2010, the FPSC approved PEF's request to increase the ECCR residential rate by $0.29 per 1,000 kWh, or 0.2 percent of the total residential rate, effective January 1, 2011. The increase in the ECCR is primarily due to an increase in conservation program costs, including the costs associated with PEF’s solar pilot, partially offset by a refund of a prior period over-recovery as a result of higher than expected sales in 2010.

OTHER MATTERS

On November 1, 2010, the FPSC approved PEF's request to decrease the Environmental Cost Recovery Clause (ECRC) by $37 million, reducing the residential rate by $1.02 per 1,000 kWh, or 0.8 percent, effective January 1, 2011. The decrease in the ECRC is primarily due to the 2010 base rate decision, which reduced the clean air project depreciation and return rates, and the refund of a prior period over-recovery as a result of higher than expected sales in 2010.

5.      EQUITY AND COMPREHENSIVE INCOME

A.      EARNINGS PER COMMON SHARE

There are no material differences between our basic and diluted earnings per share amounts for the three and nine months ended September 30, 2010 and 2009. The effects of restricted stock unit awards, performance share awards and stock options outstanding on diluted earnings per share are immaterial.

B.      RECONCILIATION OF TOTAL EQUITY

PROGRESS ENERGY

The consolidated financial statements include the accounts of the Parent and its majority owned subsidiaries. Noncontrolling interests principally represent minority shareholders’ proportionate share of the equity of a subsidiary and a VIE (See Note 1C).

The following table presents changes in total equity for the year to date:

(in millions)	Total Common Stock Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	$9,449	$6	$9,455
Cumulative effect of change in accounting principle (See Note 2)	-	(2)	(2)
Net income(a)	731	1	732
Other comprehensive loss	(77)	-	(77)
Issuance of shares through offerings and stock- based compensation plans (See Note 5D)	461	-	461
Dividends declared	(543)	-	(543)
Distributions to noncontrolling interests	-	(2)	(2)
Balance, September 30, 2010	$10,021	$3	$10,024

Balance, December 31, 2008	$8,687	$6	$8,693
Net income(a)	603	-	603
Other comprehensive income	17	-	17
Issuance of shares through offerings and stock- based compensation plans (See Note 5D)	603	-	603
Dividends declared	(529)	-	(529)
Distributions to noncontrolling interests	-	(1)	(1)
Other	-	1	1
Balance, September 30, 2009	$9,381	$6	$9,387

(a)
For the nine months ended September 30, 2010, consolidated net income of $735 million includes $3 million attributable to preferred shareholders of subsidiaries, which is not a component of total equity and is excluded from the table above. For the nine months ended September 30, 2009, consolidated net income of $605 million includes $2 million attributable to preferred shareholders of subsidiaries, which is not a component of total equity and is excluded from the table above.

PEC
The consolidated financial statements include the accounts of PEC and its majority owned subsidiaries. Noncontrolling interests principally represent minority shareholders’ proportionate share of the equity of a VIE (See Note 1C).

The following table presents changes in total equity for the year to date:

(in millions)	Total Common Stock Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	$4,657	$3	$4,660
Cumulative effect of change in accounting principle (See Note 2)	-	(2)	(2)
Net income (loss)	484	(1)	483
Other comprehensive loss	(23)		(23)
Issuance of shares through stock-based compensation plans	31	-	31
Dividends paid to parent	(75)	-	(75)
Preferred stock dividends at stated rate	(2)	-	(2)
Tax benefit dividend	(3)	-	(3)
Balance, September 30, 2010	$5,069	$-	$5,069

Balance, December 31, 2008	$4,301	$4	$4,305
Net income (loss)	431	(1)	430
Other comprehensive income	4	-	4
Issuance of shares through stock-based compensation plans	33	-	33
Dividends paid to parent	(200)	-	(200)
Preferred stock dividends at stated rate	(2)	-	(2)
Tax benefit dividend	(3)	-	(3)
Balance, September 30, 2009	$4,564	$3	$4,567

PEF

Interim disclosures of changes in equity are required if the reporting entity has less than wholly owned subsidiaries, of which PEF has none. Therefore, an equity reconciliation for PEF has not been provided.

C.      COMPREHENSIVE INCOME

PROGRESS ENERGY
	Three months ended September 30
(in millions)	2010	2009
Net income	$365	$248
Other comprehensive income (loss)
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $1 and $1)	1	2
Change in unrecognized items for pension and other postretirement benefits (net of tax expense of $- and $1)	1	1
Net unrealized losses on cash flow hedges (net of tax benefit of $19 and $4)	(30)	(6)
Net unrecognized items on pension and other postretirement benefits (net of tax benefit of $2 and $-)	(4)	-
Other (net of tax benefit of $- and $-)	(1)	-
Other comprehensive loss	(33)	(3)
Comprehensive income	332	245
Comprehensive income attributable to noncontrolling interests	(4)	(1)
Comprehensive income attributable to controlling interests	$328	$244

	Nine months ended September 30
(in millions)	2010	2009
Net income	$735	$605
Other comprehensive income (loss)
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $3 and $3)	4	5
Change in unrecognized items for pension and other postretirement benefits (net of tax expense of $1 and $2)	3	3
Net unrealized (losses) gains on cash flow hedges (net of tax benefit (expense) of $51 and $(5))	(80)	8
Net unrecognized items on pension and other postretirement benefits (net of tax benefit of $2 and $-)	(4)	-
Other (net of tax expense of $- and $1)	-	1
Other comprehensive (loss) income	(77)	17
Comprehensive income	658	622
Comprehensive income attributable to noncontrolling interests	(4)	(2)
Comprehensive income attributable to controlling interests	$654	$620

PEC
	Three months ended September 30
(in millions)	2010	2009
Net income	$236	$208
Other comprehensive income (loss)
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $1 and $1)	1	1
Net unrealized losses on cash flow hedges (net of tax benefit of $7 and $1)	(10)	(1)
Other comprehensive loss	(9)	-
Comprehensive income	227	208
Comprehensive income attributable to noncontrolling interests	(2)	-
Comprehensive income attributable to controlling interests	$225	$208

	Nine months ended September 30
(in millions)	2010	2009
Net income	$483	$430
Other comprehensive (loss) income
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $2 and $2)	3	3
Net unrealized (losses) gains on cash flow hedges (net of tax benefit (expense) of $17 and $(1))	(26)	1
Other comprehensive (loss) income	(23)	4
Comprehensive income	460	434
Comprehensive loss attributable to noncontrolling interests	1	1
Comprehensive income attributable to controlling interests	$461	$435

PEF
	Three months ended September 30
(in millions)	2010	2009
Net income	$180	$177
Other comprehensive loss
Net unrealized losses on cash flow hedges (net of tax benefit of $3 and $1)	(6)	(1)
Other comprehensive loss	(6)	(1)
Comprehensive income	$174	$176

	Nine months ended September 30
(in millions)	2010	2009
Net income	$401	$385
Other comprehensive (loss) income
Net unrealized (losses) gains on cash flow hedges (net of tax benefit (expense) of $10 and $(1))	(16)	2
Other comprehensive (loss) income	(16)	2
Comprehensive income	$385	$387

D.      COMMON STOCK

At September 30, 2010 and December 31, 2009, we had 500 million shares of common stock authorized under our charter, of which 293 million and 281 million shares, were outstanding, respectively. We periodically issue shares of common stock through the Progress Energy 401(k) Savings & Stock Ownership Plan (401(k)), the Progress Energy Investor Plus Plan (IPP) and other benefit plans.

The following table presents information for our common stock issuances:

	2010		2009
(in millions)	Shares	Net Proceeds	Shares	Net Proceeds
Three months ended September 30
Total issuances	0.3	$14	0.3	$12
Issuances through 401(k) and/or IPP	0.3	13	0.3	12
Nine months ended September 30
Total issuances	11.8	$419	15.8	$557
Issuances under an underwritten public offering(a)	-	-	14.4	523
Issuances through 401(k) and/or IPP	11.0	418	0.9	34

(a)	The shares issued under an underwritten public offering were issued on January 12, 2009, at a public offering price of $37.50 per share.

6.      PREFERRED STOCK OF SUBSIDIARIES

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

7.      DEBT AND CREDIT FACILITIES

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

On October 15, 2010, PEC and PEF each entered into new $750 million, three-year revolving credit agreements (RCAs) with a syndication of 22 financial institutions. The RCAs will be used to provide liquidity support for PEC’s and PEF’s issuances of commercial paper and other short-term obligations, and for general corporate purposes. The RCAs will expire on October 15, 2013. The new $750 million RCAs replaced PEC’s and PEF’s $450 million RCAs, which were set to expire on June 28, 2011 and March 28, 2011, respectively. Both $450 million RCAs were terminated effective October 15, 2010. Fees and interest rates under the new RCAs are to be determined based upon the respective credit ratings of PEC’s and PEF’s long-term unsecured senior noncredit-enhanced debt, as rated by Moody’s Investor Services, Inc. (Moody’s) and Standard and Poor’s Rating Services (S&P). Fees and interest rates under the new facilities are not expected to materially increase interest expense. The RCAs include defined maximum total debt to capital ratios of 65 percent and we are in compliance with these covenants. The RCAs also contain various cross-default and other acceleration provisions, including a cross-default provision for defaults of indebtedness in excess of $35 million. PEC’s and PEF’s cross-default provisions can be triggered only by defaults of indebtedness by PEC and its subsidiaries and PEF, respectively, not each other or other affiliates of PEC and PEF. The RCAs do not include material adverse change representations for borrowings or financial covenants for interest coverage.

Also on October 15, 2010, the Parent ratably reduced the size of its $1.130 billion credit facility to $500 million with the existing group of 15 financial institutions. We expect to renew the Parent’s credit facility prior to its May 2012 expiration. As a result of the changes made on October 15, 2010, our combined credit commitments total $2.000 billion, supported by 24 financial institutions.

The following tables summarize our RCAs and available capacity at October 15, 2010, September 30, 2010 and December 31, 2009:

(in millions)		Total	Outstanding	Reserved(a)	Available
October 15, 2010
Parent	Five-year (expiring 5/3/12)(b)	$500	$-	$32	$468
PEC	Three-year (expiring 10/15/13)	750	-	-	750
PEF	Three-year (expiring 10/15/13)	750	-	-	750
Total credit facilities		$2,000	$-	$32	$1,968

September 30, 2010
Parent	Five-year (expiring 5/3/12)	$1,130	$-	$32	$1,098
PEC	Five-year (expiring 6/28/11)	450	-	-	450
PEF	Five-year (expiring 3/28/11)	450	-	-	450
Total credit facilities		$2,030	$-	$32	$1,998

December 31, 2009
Parent	Five-year (expiring 5/3/12)	$1,130	$-	$177	$953
PEC	Five-year (expiring 6/28/11)	450	-	-	450
PEF	Five-year (expiring 3/28/11)	450	-	-	450
Total credit facilities		$2,030	$-	$177	$1,853

(a)
To the extent amounts are reserved for commercial paper or letters of credit outstanding, they are not available for additional borrowings. At October 15, 2010, September 30, 2010 and December 31, 2009, the Parent had $32 million, $32 million and $37 million, respectively, of letters of credit issued, which were supported by the RCA. Additionally, on December 31, 2009, the Parent had $140 million of outstanding commercial paper supported by the RCA.

(b)	Approximately $22 million of the $500 million will expire May 3, 2011.

8.      FAIR VALUE DISCLOSURES

A.      DEBT AND INVESTMENTS

PROGRESS ENERGY

DEBT

The carrying amount of our long-term debt, including current maturities, was $12.641 billion and $12.457 billion at September 30, 2010 and December 31, 2009, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $14.6 billion and $13.4 billion at September 30, 2010 and December 31, 2009, respectively.

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

The following table summarizes our available-for-sale securities at September 30, 2010 and December 31, 2009:

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
September 30, 2010
Common stock equity	$892	$17	$323
Preferred stock and other equity	24	-	8
Corporate debt	90	-	8
U.S. state and municipal debt	127	2	6
U.S. and foreign government debt	280	-	14
Money market funds and other	71	-	1
Total	$1,484	$19	$360

December 31, 2009
Common stock equity	$839	$22	$301
Preferred stock and other equity	16	-	5
Corporate debt	71	1	5
U.S. state and municipal debt	118	2	3
U.S. and foreign government debt	197	1	8
Money market funds and other	161	-	-
Total	$1,402	$26	$322

The NDT funds and other available-for-sale debt investments held in certain benefit trusts are managed by third-party investment managers who have a right to sell securities without our authorization. Net unrealized gains and losses of the NDT funds that would be recorded in earnings or other comprehensive income by a nonregulated entity are recorded as regulatory assets and liabilities pursuant to ratemaking treatment. Therefore, the preceding tables include the unrealized gains and losses for the NDT funds based on the original cost of the trust investments. All of the unrealized losses and unrealized gains for 2010 and 2009 relate to the NDT funds. There were no material unrealized losses and unrealized gains for the other available-for-sale debt securities held in benefit trusts at September 30, 2010 and December 31, 2009.

The aggregate fair value of investments that related to the September 30, 2010 and December 31, 2009 unrealized losses was $119 million and $209 million, respectively.

At September 30, 2010, the fair value of our available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$43
Due after one through five years	242
Due after five through 10 years	110
Due after 10 years	115
Total	$510

The following table presents selected information about our sales of available-for-sale securities. Realized gains and losses were determined on a specific identification basis.

	Three months ended September 30		Nine months ended September 30
(in millions)	2010	2009	2010	2009
Proceeds	$2,051	$275	$5,743	$1,162
Realized gains	7	5	17	20
Realized losses	5	8	20	82

Proceeds were primarily related to NDT funds. Losses for investments in the benefit investment trusts were not material. Other securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary. At September 30, 2010 and December 31, 2009, our other securities had no investments in a continuous loss position for greater than 12 months.

PEC

DEBT

The carrying amount of PEC’s long-term debt, including current maturities, was $3.693 billion and $3.709 billion at September 30, 2010 and December 31, 2009, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $4.2 billion and $4.0 billion at September 30, 2010 and December 31, 2009, respectively.

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

The following table summarizes PEC’s available-for-sale securities at September 30, 2010 and December 31, 2009:

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
September 30, 2010
Common stock equity	$578	$14	$202
Preferred stock and other equity	12	-	5
Corporate debt	72	-	7
U.S. state and municipal debt	45	-	2
U.S. and foreign government debt	210	-	13
Money market funds and other	20	-	1
Total	$937	$14	$230

(in millions)	Fair Value	$	Unrealized Losses	$	Unrealized Gains
December 31, 2009
Common stock equity	$545	$19	$186
Preferred stock and other equity	10	-	3
Corporate debt	67	1	4
U.S. state and municipal debt	37	-	1
U.S. and foreign government debt	177	1	8
Money market funds and other	35	-	-
Total	$871	$21	$202

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

The aggregate fair value of investments that related to the September 30, 2010 and December 31, 2009 unrealized losses was $60 million and $121 million, respectively.

At September 30, 2010, the fair value of PEC’s available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$18
Due after one through five years	152
Due after five through 10 years	74
Due after 10 years	89
Total	$333

The following table presents selected information about PEC’s sales of available-for-sale securities. Realized gains and losses were determined on a specific identification basis.

	Three months ended September 30		Nine months ended September 30
(in millions)	2010	2009	2010	2009
Proceeds	$88	$90	$310	$567
Realized gains	3	2	9	7
Realized losses	3	4	15	34

PEC’s proceeds were primarily related to NDT funds. Other securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary. At September 30, 2010 and December 31, 2009, PEC did not have any other securities.

PEF

DEBT

The carrying amount of PEF’s long-term debt, including current maturities, was $4.482 billion and $4.183 billion at September 30, 2010 and December 31, 2009, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $5.2 billion and $4.5 billion at September 30, 2010 and December 31, 2009, respectively.

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

The following table summarizes PEF’s available-for-sale securities at September 30, 2010 and December 31, 2009:

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
September 30, 2010
Common stock equity	$314	$3	$121
Preferred stock and other equity	12	-	3
Corporate debt	14	-	1
U.S. state and municipal debt	82	2	4
U.S. and foreign government debt	59	-	1
Money market funds and other	44	-	-
Total	$525	$5	$130

December 31, 2009
Common stock equity	$294	$3	$115
Preferred stock and other equity	6	-	2
Corporate debt	4	-	1
U.S. state and municipal debt	80	2	2
U.S. and foreign government debt	13	-	-
Money market funds and other	99	-	-
Total	$496	$5	$120

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

The aggregate fair value of investments that related to the September 30, 2010 and December 31, 2009 unrealized losses was $55 million and $56 million, respectively.

At September 30, 2010, the fair value of PEF’s available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$3
Due after one through five years	90
Due after five through 10 years	36
Due after 10 years	26
Total	$155

The following table presents selected information about PEF’s sales of available-for-sale securities. Realized gains and losses were determined on a specific identification basis.

	Three months ended September 30		Nine months ended September 30
(in millions)	2010	2009	2010	2009
Proceeds	$1,891	$163	$5,305	$534
Realized gains	3	3	7	12
Realized losses	2	3	5	47

PEF’s proceeds were related to NDT funds. Other securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary. At September 30, 2010 and December 31, 2009, PEF did not have any other securities.

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

Level 1 – The pricing inputs are unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in ufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives and listed equities.

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

Level 3 – The pricing inputs include significant inputs generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments may include longer-term instruments that extend into periods in which quoted prices or other observable inputs are not available.

Certain assets and liabilities, including long-lived assets, were measured at fair value on a nonrecurring basis. There were no significant fair value measurement losses recognized for such assets and liabilities in the periods reported. These fair value measurements fall within Level 3 of the hierarchy discussed above.

The following tables set forth, by level within the fair value hierarchy, our and the Utilities’ financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

PROGRESS ENERGY
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Nuclear decommissioning trust funds
Common stock equity	$892	$-	$-	$892
Preferred stock and other equity	19	5	-	24
Corporate debt	-	86	-	86
U.S. state and municipal debt	-	127	-	127
U.S. and foreign government debt	89	180	-	269
Money market funds and other	1	58	-	59
Total nuclear decommissioning trust funds	1,001	456	-	1,457
Derivatives
Commodity forward contracts	-	11	-	11
Other marketable securities
Corporate debt	-	4	-	4
U.S. and foreign government debt	-	11	-	11
Money market funds and other	18	7	-	25
Total assets	$1,019	$489	$-	$1,508

Liabilities
Derivatives
Commodity forward contracts	$-	$485	$85	$570
Interest rate contracts	-	113	-	113
Contingent value obligations derivatives	-	15	-	15
Total liabilities	$-	$613	$85	$698

PEC
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Nuclear decommissioning trust funds
Common stock equity	$578	$-	$-	$578
Preferred stock and other equity	12	-	-	12
Corporate debt	-	72	-	72
U.S. state and municipal debt	-	45	-	45
U.S. and foreign government debt	84	126	-	210
Money market funds and other	1	18	-	19
Total nuclear decommissioning trust funds	675	261	-	936
Other marketable securities	3	-	-	3
Total assets	$678	$261	$-	$939

Liabilities
Derivatives
Commodity forward contracts	$-	$81	$55	$136
Interest rate contracts	-	35	-	35
Total liabilities	$-	$116	$55	$171

PEF
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Nuclear decommissioning trust funds
Common stock equity	$314	$-	$-	$314
Preferred stock and other equity	7	5	-	12
Corporate debt	-	14	-	14
U.S. state and municipal debt	-	82	-	82
U.S. and foreign government debt	5	54	-	59
Money market funds and other	-	40	-	40
Total nuclear decommissioning trust funds	326	195	-	521
Derivatives
Commodity forward contracts	-	11	-	11
Other marketable securities	2	-	-	2
Total assets	$328	$206	$-	$534

Liabilities
Derivatives
Commodity forward contracts	$-	$404	$30	$434
Interest rate contracts	-	21	-	21
Total liabilities	$-	$425	$30	$455

The determination of the fair values in the preceding tables incorporates various factors, including risks of nonperformance by us or our counterparties. Such risks consider not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits or letters of credit), but also the impact of our and the Utilities’ credit risk on our liabilities.

Transfers in (out) of Levels 1, 2 or 3 represent existing assets or liabilities previously categorized as a higher level for which the inputs to the estimate became less observable or assets and liabilities previously classified as Level 2 or 3 for which the lowest significant input became more observable during the period. There were no significant transfers in (out) of Levels 1, 2 and 3 during the period. Transfers into and out of each level are measured at the end of the period.

Commodity forward contract derivatives and interest rate contract derivatives reflect positions held by us and the Utilities. Most over-the-counter commodity forward contract derivatives and interest rate contract derivatives are valued using financial models which utilize observable inputs for similar instruments and are classified within Level 2. Other derivatives are valued utilizing inputs that are not observable for substantially the full term of the contract, or for which the impact of the unobservable period is significant to the fair value of the derivative. Such derivatives are classified within Level 3. See Note 10 for discussion of risk management activities and derivative transactions.

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

A reconciliation of changes in the fair value of our and the Utilities’ commodity derivative liabilities classified as Level 3 in the fair value hierarchy for the periods ended September 30 follows:

PROGRESS ENERGY
Three months ended September 30			Nine months ended September 30
(in millions)	2010	2009	2010	2009
Derivatives, net at beginning of period	$62	$31	$39	$41
Total losses, realized and unrealized deferred as regulatory assets and liabilities, net	23	11	46	1
Derivatives, net at end of period	$85	$42	$85	$42

PEC
	Three months ended September 30		Nine months ended September 30
(in millions)	2010	2009	2010	2009
Derivatives, net at beginning of period	$42	$19	$27	$23
Total losses, realized and unrealized deferred as regulatory assets and liabilities, net	13	5	28	1
Derivatives, net at end of period	$55	$24	$55	$24

PEF
	Three months ended September 30		Nine months ended September 30
(in millions)	2010	2009	2010	2009
Derivatives, net at beginning of period	$20	$12	$12	$19
Total losses, realized and unrealized deferred as regulatory assets and liabilities, net	10	7	18	-
Derivatives, net at end of period	$30	$19	$30	$19

Substantially all unrealized gains and losses on derivatives are deferred as regulatory liabilities or assets consistent with ratemaking treatment. There were no Level 3 purchases, sales, issuances or settlements during the period.

9.      BENEFIT PLANS

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

The components of the net periodic benefit cost for the respective Progress Registrants for the three months ended September 30 were:

PROGRESS ENERGY
	Pension Benefits		Other Postretirement Benefits
(in millions)	2010	2009	2010	2009
Service cost	$12	$11	$3	$1
Interest cost	35	36	13	6
Expected return on plan assets	(40)	(31)	(1)	-
Amortization of actuarial loss (gain)(a)	13	16	6	(2)
Other amortization, net (a)	2	2	1	1
Net periodic cost before deferral(b)	$22	$34	$22	$6

(a)	Adjusted to reflect PEF’s rate treatment. See Note 16B in the 2009 Form 10-K.
(b)
PEF received permission from the FPSC to defer the retail portion of certain 2009 pension expense. The FPSC order did not change the total net periodic pension cost, but deferred a portion of the costs to be recovered in future periods. For the three months ended September 30, 2009, PEF deferred $10 million of net periodic pension costs as a regulatory asset. See Notes 7C and 16A in the 2009 Form 10-K.

PEC
	Pension Benefits		Other Postretirement Benefits
(in millions)	2010	2009	2010	2009
Service cost	$5	$5	$1	$1
Interest cost	16	17	6	3
Expected return on plan assets	(20)	(15)	-	-
Amortization of actuarial loss (gain)	4	4	3	(1)
Other amortization, net	1	1	-	-
Net periodic cost	$6	$12	$10	$3

PEF
	Pension Benefits		Other Postretirement Benefits
(in millions)	2010	2009	2010	2009
Service cost	$6	$5	$1	$-
Interest cost	15	14	6	2
Expected return on plan assets	(17)	(13)	-	-
Amortization of actuarial loss (gain)	8	10	3	(1)
Other amortization, net	-	-	1	1
Net periodic cost before deferral(a)	$12	$16	$11	$2

(a)
PEF received permission from the FPSC to defer the retail portion of certain 2009 pension expense. The FPSC order did not change the total net periodic pension cost, but deferred a portion of the costs to be recovered in future periods. For the three months ended September 30, 2009, PEF deferred $10 million of net periodic pension costs as a regulatory asset. See Notes 7C and 16A in the 2009 Form 10-K.

The components of the net periodic benefit cost for the respective Progress Registrants for the nine months ended September 30 were:

PROGRESS ENERGY
	Pension Benefits		Other Postretirement Benefits
(in millions)	2010	2009	2010	2009
Service cost	$36	$31	$7	$5
Interest cost	105	104	29	23
Expected return on plan assets	(119)	(100)	(3)	(3)
Amortization of actuarial loss(a)	38	40	6	1
Other amortization, net (a)	5	5	4	4
Net periodic cost before deferral(b)	$65	$80	$43	$30

(a)	Adjusted to reflect PEF’s rate treatment. See Note 16B in the 2009 Form 10-K.
(b)
PEF received permission from the FPSC to defer the retail portion of certain 2009 pension expense. The FPSC order did not change the total net periodic pension cost, but deferred a portion of the costs to be recovered in future periods. For the nine months ended September 30, 2009, PEF deferred $26 million of net periodic pension costs as a regulatory asset. See Notes 7C and 16A in the 2009 Form 10-K.

PEC
	Pension Benefits		Other Postretirement Benefits
(in millions)	2010	2009	2010	2009
Service cost	$14	$13	$4	$3
Interest cost	48	48	14	12
Expected return on plan assets	(58)	(49)	(1)	(1)
Amortization of actuarial loss	12	8	3	-
Other amortization, net	4	4	1	1
Net periodic cost	$20	$24	$21	$15

PEF
	Pension Benefits		Other Postretirement Benefits
(in millions)	2010	2009	2010	2009
Service cost	$16	$14	$2	$1
Interest cost	44	42	12	10
Expected return on plan assets	(51)	(42)	(1)	(1)
Amortization of actuarial loss	23	29	3	-
Other amortization, net	-	-	3	3
Net periodic cost before deferral(a)	$32	$43	$19	$13

(a)
PEF received permission from the FPSC to defer the retail portion of certain 2009 pension expense. The FPSC order did not change the total net periodic pension cost, but deferred a portion of the costs to be recovered in future periods. For the nine months ended September 30, 2009, PEF deferred $26 million of net periodic pension costs as a regulatory asset. See Notes 7C and 16A in the 2009 Form 10-K.

In 2010, contributions directly to pension plan assets are expected to approximate $229 million for us, including $171 million for PEC and $57 million for PEF. We contributed $119 million during the nine months ended September 30, 2010, including $88 million for PEC and $31 million for PEF.

The Patient Protection and Affordable Care Act (PPACA) and the related Health Care and Education Reconciliation Act, which made various amendments to the PPACA, were enacted in March 2010. The PPACA contains a provision that changes the tax treatment related to a federal subsidy available to sponsors of retiree health benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefits under Medicare Part D. The subsidy is known as the Retiree Drug Subsidy (RDS). Employers are not currently taxed on the RDS payments they receive. However, as a result of the PPACA as amended, RDS payments will effectively become taxable in tax years beginning after December 31, 2012, by requiring the amount of the subsidy received to be offset against the employer's deduction for health care expenses. Under GAAP, changes in tax law are accounted for in the period of enactment. Accordingly, an additional tax expense of $22 million for us, including $12 million for PEC and $10 million for PEF, has been recognized during the nine months ended September 30, 2010.

The PPACA, as amended, includes provisions for which additional detailed rules and regulations will be published. While we have reflected known impacts of the PPACA in our benefit obligations, we will continue to evaluate any additional impacts of the PPACA as additional rules and regulations are published. However, we do not expect the changes to have a significant impact on the benefit obligations we have recorded.

In the third quarter of 2010, we received our final January 1, 2010 actuarial valuation of our benefit obligations. As a result, we recorded net increases in our benefit obligations of $117 million, including $44 million for PEC and $67 million for PEF. These net increases were offset by increases in regulatory assets of $111 million, including $44 million for PEC and $67 million for PEF, and accumulated other comprehensive loss of $6 million as of September 30, 2010.

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

The Utilities have financial derivative instruments with settlement dates through 2015 related to their exposure to price fluctuations in fuel oil and natural gas purchases. The majority of our financial hedge agreements will settle in 2010 and 2011. Substantially all of these instruments receive regulatory accounting treatment. Related unrealized gains and losses are recorded in regulatory liabilities and regulatory assets, respectively, on the Balance Sheets until the contracts are settled. After settlement of the derivatives and the fuel is consumed, any realized gains or losses are passed through the fuel cost-recovery clause.

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

Certain counterparties have posted or held cash collateral in support of these instruments. Progress Energy had a cash collateral asset included in derivative collateral posted of $223 million and $146 million on the Progress Energy Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, Progress Energy had 238.0 million MMBtu notional of natural gas and 22.7 million gallons notional of fuel oil related to outstanding commodity derivative swaps entered into to hedge forecasted fuel oil and natural gas purchases.

PEC had a cash collateral asset included in prepayments and other current assets of $31 million and $7 million on the PEC Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, PEC had 50.2 million MMBtu notional of natural gas related to outstanding commodity derivative swaps entered into to hedge forecasted natural gas purchases.

PEF’s cash collateral asset included in derivative collateral posted was $192 million and $139 million on the PEF Balance Sheets at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, PEF had 187.8 million MMBtu notional of natural gas and 22.7 million gallons notional of fuel oil related to outstanding commodity derivative swaps entered into to hedge forecasted fuel oil and natural gas purchases.

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

CASH FLOW HEDGES

At September 30, 2010, all open interest rate hedges will reach their mandatory termination dates within three years. At September 30, 2010, including amounts related to terminated hedges, we had $110 million of after-tax losses, including $50 million and $13 million of after-tax losses at PEC and PEF, respectively, recorded in accumulated other comprehensive income related to forward starting swaps. It is expected that in the next 12 months losses of $7 million, net of tax, primarily related to terminated hedges, will be reclassified to interest expense at Progress Energy, including $4 million at PEC. The actual amounts that will be reclassified to earnings may vary from the expected amounts as a result of changes in interest rates, changes in the timing of debt issuances at the Parent and the Utilities and changes in market value of currently open forward starting swaps.

At December 31, 2009, including amounts related to terminated hedges, we had $35 million of after-tax losses, including $27 million of after-tax losses at PEC and $3 million of after-tax gains at PEF, recorded in accumulated other comprehensive income related to forward starting swaps.

At December 31, 2009, Progress Energy had $325 million notional of open forward starting swaps, including $100 million at PEC and $75 million at PEF. At September 30, 2010, Progress Energy had $1.050 billion notional of open forward starting swaps, including $350 million at PEC and $200 million at PEF.

FAIR VALUE HEDGES

For interest rate fair value hedges, the change in the fair value of the hedging derivative is recorded in net interest charges and is offset by the change in the fair value of the hedged item. At September 30, 2010, and December 31, 2009, neither we nor the Utilities had any outstanding positions in such contracts.

C.      CONTINGENT FEATURES

Certain of our commodity derivative instruments contain provisions defining fair value thresholds requiring the posting of collateral for hedges in a liability position greater than such threshold amounts. The thresholds are tiered and based on the individual company’s credit rating with Moody’s, S&P and Fitch Ratings (Fitch). Higher credit ratings have a higher threshold requiring a lower amount of the outstanding liability position to be covered by posted collateral. Conversely, lower credit ratings require a higher amount of the outstanding liability position to be covered by posted collateral. If our credit ratings were to be downgraded, we may have to post additional collateral on certain hedges in liability positions.

In addition, certain of our commodity derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from Moody’s, S&P and Fitch. If our debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

The aggregate fair value of all commodity derivative instruments at Progress Energy with credit risk-related contingent features in a net liability position at September 30, 2010, is $511 million, for which Progress Energy has posted collateral of $223 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered at September 30, 2010, Progress Energy would have been required to post an additional $288 million of collateral with its counterparties.

The aggregate fair value of all commodity derivative instruments at PEC with credit risk-related contingent features in a net liability position at September 30, 2010, is $131 million, for which PEC has posted collateral of $31 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered at September 30, 2010, PEC would have been required to post an additional $100 million of collateral with its counterparties.

The aggregate fair value of all commodity derivative instruments at PEF with credit risk-related contingent features in a net liability position at September 30, 2010, is $380 million, for which PEF has posted collateral of $192 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on September 30, 2010, PEF would have been required to post an additional $188 million of collateral with its counterparties.

D.      DERIVATIVE INSTRUMENT AND HEDGING ACTIVITY INFORMATION

PROGRESS ENERGY

The following table presents the fair value of derivative instruments at September 30, 2010 and December 31, 2009:

Instrument / Balance sheet location	September 30, 2010		December 31, 2009
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Interest rate derivatives
Prepayments and other current assets	$-		$5
Other assets and deferred debits	-		14
Derivative liabilities, current		$70		$-
Derivative liabilities, long-term		43		-
Total derivatives designated as hedging instruments	-	113	19	-

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	7		11
Other assets and deferred debits	4		9
Derivative liabilities, current		254		189
Derivative liabilities, long-term		316		236
CVOs(b)
Other liabilities and deferred credits		15		15
Fair value of derivatives not designated as hedging instruments	11	585	20	440
Fair value loss transition adjustment(c)
Derivative liabilities, current		1		1
Derivative liabilities, long-term		3		4
Total derivatives not designated as hedging instruments	11	589	20	445
Total derivatives	$11	$702	$39	$445

(a)	Substantially all of these contracts receive regulatory treatment.
(b)	As discussed in Note 15 of the 2009 Form 10-K, the Parent issued 98.6 million CVOs in connection with the acquisition of Florida Progress during 2000.
(c)
In 2003, PEC recorded a $38 million pre-tax ($23 million after-tax) fair value loss transition adjustment pursuant to the adoption of new accounting guidance for derivatives. The related liability is being amortized to earnings over the term of the related contracts.

The following tables present the effect of derivative instruments on other comprehensive income (OCI) (See Note 5C) and the Consolidated Statements of Income for the three months ended September 30, 2010 and 2009:

Derivatives designated as hedging instruments for the three months ended September 30
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2010	2009	2010	2009	2010	2009
Interest rate derivatives(c) (d)	$(30)	$(6)	$(1)	$(2)	$-	$-

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded in the Consolidated Statements of Income are classified in interest charges.

Derivatives not designated as hedging instruments for the three months ended September 30
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2010	2009	2010	2009
Commodity derivatives(a)	$(114)	$(236)	$(181)	$(38)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Consolidated Balance Sheets until derivatives are settled.

Instrument	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)	2010	2009
Commodity derivatives(a)	$-	$1
Fair value loss transition adjustment(a)	1	1
CVOs(a)	-	3
Total	$1	$5

(a)	Amounts recorded in the Consolidated Statements of Income are classified in other, net.

The following tables present the effect of derivative instruments on OCI (See Note 5C) and the Consolidated Statements of Income for the nine months ended September 30, 2010 and 2009:

Derivatives designated as hedging instruments for the nine months ended September 30
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2010	2009	2010	2009	2010	2009
Commodity cash flow derivatives	$-	$1	$-	$-	$-	$-
Interest rate derivatives(c) (d)	(80)	7	(4)	(5)	-	(3)
Total	$(80)	$8	$(4)	$(5)	$-	$(3)

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded in the Consolidated Statements of Income are classified in interest charges.

Derivatives not designated as hedging instruments for the nine months ended September 30
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2010	2009	2010	2009
Commodity derivatives(a)	$(264)	$(548)	$(417)	$(302)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Consolidated Balance Sheets until derivatives are settled.

Instrument	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)	2010	2009
Commodity derivatives(a)	$-	$1
Fair value loss transition adjustment(a)	1	2
CVOs(a)	-	11
Total	$1	$14

(a)	Amounts recorded in the Consolidated Statements of Income are classified in other, net.

PEC

The following table presents the fair value of derivative instruments at September 30, 2010 and December 31, 2009:

Instrument / Balance sheet location	September 30, 2010		December 31, 2009
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Interest rate derivatives
Other assets and deferred debits	$-		$8
Derivative liabilities, current		$14		$-
Other liabilities and deferred credits		21		-
Total derivatives designated as hedging instruments	-	35	8	-

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Derivative liabilities, current		48		28
Other liabilities and deferred credits		88		62
Fair value of derivatives not designated as hedging instruments	-	136	-	90
Fair value loss transition adjustment(b)
Derivative liabilities, current		1		1
Other liabilities and deferred credits		3		4
Total derivatives not designated as hedging instruments	-	140	-	95
Total derivatives	$-	$175	$8	$95

(a)	Substantially all of these contracts receive regulatory treatment.
(b)
In 2003, PEC recorded a $38 million pre-tax ($23 million after-tax) fair value loss transition adjustment pursuant to the adoption of new accounting guidance for derivatives. The related liability is being amortized to earnings over the term of the related contracts.

The following tables present the effect of derivative instruments on OCI (See Note 5C) and the Consolidated Statements of Income for the three months ended September 30, 2010 and 2009:

Derivatives designated as hedging instruments for the three months ended September 30
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2010	2009	2010	2009	2010	2009
Interest rate derivatives(c) (d)	$(10)	$(1)	$(1)	$(1)	$-	$-

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded in the Consolidated Statements of Income are classified in interest charges.

Derivatives not designated as hedging instruments for the three months ended September 30
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2010	2009	2010	2009
Commodity derivatives	$(17)	$(29)	$(38)	$(8)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Consolidated Balance Sheets until derivatives are settled.

Instrument	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)	2010	2009
Commodity derivatives(a)	$-	$1
Fair value loss transition adjustment(a)	1	1
Total	$1	$2

(a)	Amounts recorded in the Consolidated Statements of Income are classified in other, net.

The following tables present the effect of derivative instruments on OCI (See Note 5C) and the Consolidated Statements of Income for the nine months ended September 30, 2010 and 2009:

Derivatives designated as hedging instruments for the nine months ended September 30
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2010	2009	2010	2009	2010	2009
Interest rate derivatives(c) (d)	$(26)	$1	$(3)	$(3)	$-	$(2)

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded in the Consolidated Statements of Income are classified in interest charges.

Derivatives not designated as hedging instruments for the nine months ended September 30
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2010	2009	2010	2009
Commodity derivatives	$(36)	$(68)	$(82)	$(49)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Consolidated Balance Sheets until derivatives are settled.

Instrument	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)	2010	2009
Commodity derivatives(a)	$-	$1
Fair value loss transition adjustment(a)	1	2
Total	$1	$3

(a)	Amounts recorded in the Consolidated Statements of Income are classified in other, net.

PEF

The following table presents the fair value of derivative instruments at September 30, 2010 and December 31, 2009:

Instrument / Balance sheet location	September 30, 2010		December 31, 2009
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Interest rate derivatives
Prepayments and other current assets	$-		$5
Derivative liabilities, current		$18		$-
Derivative liabilities, long-term		3		-
Total derivatives designated as hedging instruments	-	21	5	-

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	7		11
Other assets and deferred debits	4		9
Derivative liabilities, current		206		161
Derivative liabilities, long-term		228		174
Total derivatives not designated as hedging instruments	11	434	20	335
Total derivatives	$11	$455	$25	$335

(a)	Substantially all of these contracts receive regulatory treatment.

The following tables present the effect of derivative instruments on OCI (See Note 5C) and the Statements of Income for the three months ended September 30, 2010 and 2009:

Derivatives designated as hedging instruments for the three months ended September 30
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2010	2009	2010	2009	2010	2009
Interest rate derivatives(c) (d)	$(6)	$(1)	$-	$-	$-	$-

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded in the Statements of Income are classified in interest charges.

Derivatives not designated as hedging instruments for the three months ended September 30
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2010	2009	2010	2009
Commodity derivatives	$(97)	$(207)	$(143)	$(30)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Balance Sheets until derivatives are settled.

The following tables present the effect of derivative instruments on OCI (See Note 5C) and the Statements of Income for the nine months ended September 30, 2010 and 2009:

Derivatives designated as hedging instruments for the nine months ended September 30
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2010	2009	2010	2009	2010	2009
Interest rate derivatives(c) (d)	$(16)	$2	$-	$-	$-	$-

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded in the Consolidated Statements of Income are classified in interest charges.

Derivatives not designated as hedging instruments for the nine months ended September 30
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2010	2009	2010	2009
Commodity derivatives	$(228)	$(480)	$(335)	$(253)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Balance Sheets until derivatives are settled.

11.      FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

Products and services are sold between the various reportable segments. All intersegment transactions are at cost.

(in millions)	PEC	PEF	Corporate and Other	Eliminations	Totals
At and for the three months ended September 30, 2010
Revenues
Unaffiliated	$1,414	$1,543	$5	$-	$2,962
Intersegment	-	-	66	(66)	-
Total revenues	1,414	1,543	71	(66)	2,962
Ongoing Earnings	233	177	(49)	-	361
Assets	14,343	14,021	21,017	(16,675)	32,706

For the three months ended September 30, 2009
Revenues
Unaffiliated	$1,307	$1,516	$1	$-	$2,824
Intersegment	-	-	52	(52)	-
Total revenues	1,307	1,516	53	(52)	2,824
Ongoing Earnings	212	170	(40)	-	342

At and for the nine months ended September 30, 2010
Revenues
Unaffiliated	$3,794	$4,064	$11	$-	$7,869
Intersegment	-	1	179	(180)	-
Total revenues	3,794	4,065	190	(180)	7,869
Ongoing Earnings	493	409	(146)	-	756
Assets	14,343	14,021	21,017	(16,675)	32,706

For the nine months ended September 30, 2009
Revenues
Unaffiliated	$3,561	$4,012	$5	$-	$7,578
Intersegment	-	-	171	(171)	-
Total revenues	3,561	4,012	176	(171)	7,578
Ongoing Earnings	435	382	(113)	-	704

Management uses the non-GAAP financial measure “Ongoing Earnings” as a performance measure to evaluate the results of our segments and operations. Ongoing Earnings is computed as GAAP net income attributable to controlling interests after excluding discontinued operations and the effects of certain identified gains and charges, which are considered Ongoing Earnings adjustments. Some of the excluded gains and charges have occurred in more than one reporting period but are not considered representative of fundamental core earnings. Management has identified the following Ongoing Earnings adjustments: tax levelization, which increases or decreases the tax expense recorded in the reporting period to reflect the annual projected tax rate, because it has no impact on annual earnings; CVO mark-to-market adjustments because we are unable to predict changes in their fair value; and the impact from changes in the tax treatment of the Medicare Part D subsidy because GAAP requires that the impact of the tax law change be accounted for in the period of enactment rather than the affected tax year. Additionally, management does not consider impairments, charges (and subsequent adjustments, if any) recognized for the retirement of generating units prior to the end of their estimated useful lives and operating results of discontinued operations to be representative of our ongoing operations and excluded these items in computing Ongoing Earnings.

Reconciliations of consolidated Ongoing Earnings to net income attributable to controlling interests follow:

	For the three months ended September 30
(in millions)	2010	2009
Ongoing Earnings	$361	$342
Tax levelization	4	7
CVO mark-to-market (Note 10D)	-	3
Impairment, net of tax benefit of $1	(2)	-
Plant retirement charge, net of tax benefit of $2	-	(3)
Continuing income attributable to noncontrolling interests, net of tax	2	1
Income from continuing operations before cumulative effect of change in accounting principle	365	350
Discontinued operations, net of tax	(2)	(102)
Cumulative effect of change in accounting principle, net of tax	2	-
Net income attributable to noncontrolling interests, net of tax	(4)	(1)
Net income attributable to controlling interests	$361	$247

	For the nine months ended September 30
(in millions)	2010	2009
Ongoing Earnings	$756	$704
Tax levelization	3	(4)
CVO mark-to-market (Note 10D)	-	11
Impairment, net of tax benefit of $3 and $1, respectively	(5)	(2)
Plant retirement adjustment (charge), net of tax (expense) benefit of $(1) and $2, respectively	1	(3)
Change in tax treatment of the Medicare Part D subsidy (Note 9)	(22)	-
Continuing income attributable to noncontrolling interests, net of tax	4	2
Income from continuing operations before cumulative effect of change in accounting principle	737	708
Discontinued operations, net of tax	(2)	(103)
Net income attributable to noncontrolling interests, net of tax	(4)	(2)
Net income attributable to controlling interests	$731	$603

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

PROGRESS ENERGY
	Three months ended September 30		Nine months ended September 30
(in millions)	2010	2009	2010	2009
Nonregulated energy and delivery services (expense) income, net	$(4)	$(2)	$3	$7
CVOs unrealized gain, net (Note 10D)	-	3	-	11
Investment gains, net	5	1	5	5
Donations	(7)	(3)	(13)	(8)
Other, net	1	2	-	(2)
Other, net	$(5)	$1	$(5)	$13

PEC
	Three months ended September 30		Nine months ended September 30
(in millions)	2010	2009	2010	2009
Nonregulated energy and delivery services expense, net	$(7)	$(4)	$(5)	$(1)
Investment gains (losses), net	4	(2)	2	(4)
Donations	(1)	(1)	(5)	(4)
Other, net	2	5	3	4
Other, net	$(2)	$(2)	$(5)	$(5)

PEF
	Three months ended September 30		Nine months ended September 30
(in millions)	2010	2009	2010	2009
Nonregulated energy and delivery services income, net	$3	$2	$8	$8
Donations	(6)	(1)	(8)	(4)
Investment gains, net	-	1	2	6
Other, net	-	(1)	(2)	(2)
Other, net	$(3)	$1	$-	$8

13.      ENVIRONMENTAL MATTERS

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

The EPA and a number of states are considering additional regulatory measures that may affect management, treatment, marketing and disposal of coal combustion residues, primarily ash, from each of the Utilities’ coal-fired plants. Revised or new laws or regulations under consideration may impose changes in solid waste classifications or groundwater protection environmental controls. On June 21, 2010, the EPA proposed two options for new rules to regulate coal combustion residues. The first option would create a comprehensive program of federally enforceable requirements for coal combustion residues management and disposal as hazardous waste. The other option would have the EPA set performance standards for coal combustion products management facilities and regulate disposal of coal combustion products as nonhazardous waste. The EPA did not identify a preferred option. Under both options, the EPA may leave in place a regulatory exemption for approved beneficial uses of coal combustion residuals that are recycled. A final rule is expected in 2011. Compliance plans and estimated costs to meet the requirements of new regulations will be determined when any new regulations are finalized. We are also evaluating the effect on groundwater quality from past and current operations, which may result in operational changes and additional measures under existing regulations. These issues are also under evaluation by state agencies. Certain regulated chemicals have been measured in wells near our ash ponds at levels above groundwater quality standards. Additional monitoring and investigation will be conducted. Detailed plans and cost estimates will be determined if these evaluations reveal that corrective actions are necessary. We cannot predict the outcome of this matter.

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

The following tables contain information about accruals for probable and estimable costs related to various environmental sites, which were included in other current liabilities and other liabilities and deferred credits on the Balance Sheets:

PROGRESS ENERGY
(in millions)	MGP and Other Sites	Remediation of Distribution and Substation Transformers	Total
Balance, December 31, 2009	$22	$20	$42
Amount accrued for environmental loss contingencies(a)	7	11	18
Expenditures for environmental loss contingencies(b)	(8)	(14)	(22)
Balance, September 30, 2010(c)	$21	$17	$38

Balance, December 31, 2008	$31	$22	$53
Amount accrued for environmental loss contingencies(a)	3	11	14
Expenditures for environmental loss contingencies(b)	(8)	(11)	(19)
Balance, September 30, 2009(c)	$26	$22	$48

(a)
Amounts accrued are for the nine months ended September 30, 2010 and 2009. For the three months ended September 30, 2010, our accruals were $3 million for the remediation of MGP and other sites and were not material for the remediation of distribution and substation transformers. For the three months ended September 30, 2009, our accruals for the remediation of MGP and other sites were not material and were $9 million for the remediation of distribution and substation transformers.

(b)
Expenditures are for the nine months ended September 30, 2010 and 2009. For the three months ended September 30, 2010, our expenditures were not material for the remediation of MGP and other sites and were $5 million for the remediation of distribution and substation transformers. For the three months ended September 30, 2009, our expenditures were not material for the remediation of MGP and other sites and were $4 million for the remediation of distribution and substation transformers.

(c)	Expected to be paid out over one to 15 years.

PEC
(in millions)	MGP and Other Sites
Balance, December 31, 2009	$13
Amount accrued for environmental loss contingencies(a)	3
Expenditures for environmental loss contingencies(b)	(4)
Balance, September 30, 2010(c)	$12

Balance, December 31, 2008	$16
Amount accrued for environmental loss contingencies(a)	3
Expenditures for environmental loss contingencies(b)	(6)
Balance, September 30, 2009(c)	$13

(a)
Amounts accrued are for the nine months ended September 30, 2010 and 2009. For the three months ended September 30, 2010 and 2009, PEC's accruals for the remediation of MGP and other sites were not material.

(b)
Expenditures are for the nine months ended September 30, 2010 and 2009. For the three months ended September 30, 2010 and 2009, PEC's expenditures for the remediation of MGP and other sites were not material.

(c)	Expected to be paid out over one to five years.

PEF
(in millions)	MGP and Other Sites	Remediation of Distribution and Substation Transformers	Total
Balance, December 31, 2009	$9	$20	$29
Amount accrued for environmental loss contingencies(a)	4	11	15
Expenditures for environmental loss contingencies(b)	(4)	(14)	(18)
Balance, September 30, 2010(c)	$9	$17	$26

Balance, December 31, 2008	$15	$22	$37
Amount accrued for environmental loss contingencies(a)	-	11	11
Expenditures for environmental loss contingencies(b)	(2)	(11)	(13)
Balance, September 30, 2009(c)	$13	$22	$35

(a)
Amounts accrued are for the nine months ended September 30, 2010 and 2009. For the three months ended September 30, 2010, PEF's accruals for the remediation of MGP and other sites and for the remediation of distribution and substation transformers were not material. For the three months ended September 30, 2009, PEF's accruals for the remediation of MGP and other sites were not material and were $9 million for the remediation of distribution and substation transformers.

(b)
Expenditures are for the nine months ended September 30, 2010 and 2009. For the three months ended September 30, 2010, PEF's expenditures for the remediation of MGP and other sites were not material and were $5 million for the remediation of distribution and substation transformers. For the three months ended September 30, 2009, PEF's expenditures for the remediation of MGP and other sites were not material and were $4 million for the remediation of distribution and substation transformers.

(c)	Expected to be paid out over one to 15 years.

PROGRESS ENERGY

In addition to the Utilities’ sites discussed under “PEC” and “PEF” below, we incurred indemnity obligations related to certain pre-closing liabilities of divested subsidiaries, including certain environmental matters (See discussion under Guarantees in Note 14B).

PEC

PEC has recorded a minimum estimated total remediation cost for all of its remaining MGP sites based upon its historical experience with remediation of several of its MGP sites. The maximum amount of the range for all the sites cannot be determined at this time. Actual experience may differ from current estimates, and it is probable that estimates will continue to change in the future.

In 2004, the EPA advised PEC that it had been identified as a PRP at the Ward Transformer site in Raleigh, N.C. (Ward). The EPA offered PEC and a number of other PRPs the opportunity to negotiate the removal action for the Ward site and reimbursement to the EPA for the EPA’s past expenditures in addressing conditions at the Ward site. Subsequently, PEC and other PRPs signed a settlement agreement, which requires the participating PRPs to remediate the Ward site. At September 30, 2010 and December 31, 2009, PEC’s recorded liability for the site was approximately $5 million and $4 million, respectively. In 2008 and 2009, PEC filed civil actions against PRPs seeking contribution for and recovery of costs incurred in remediating the Ward site, as well as a declaratory judgment that defendants are jointly and severally liable for response costs at the site. PEC has settled with a number of the PRPs and is in active settlement negotiations with others. On March 24, 2010, the federal district court in which this matter is pending denied motions to dismiss filed by a number of defendants, but granted several other motions filed by state agencies and successor entities. The court also set a trial date for May 7, 2012. On June 15, 2010, the court entered a case management order and discovery is proceeding. The outcome of these matters cannot be predicted.

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

PEF has received approval from the FPSC for recovery through the ECRC of the majority of costs associated with the remediation of distribution and substation transformers. Under agreements with the Florida Department of Environmental Protection (FDEP), PEF has reviewed all distribution transformer sites and all substation sites for mineral oil-impacted soil caused by equipment integrity issues. Should additional distribution transformer sites be identified outside of this population, the distribution O&M costs will not be recoverable through the ECRC. At September 30, 2010 and December 31, 2009, PEF has recorded a regulatory asset for the probable recovery of costs through the ECRC related to the sites included under the agreement with the FDEP.

B.      AIR AND WATER QUALITY

At September 30, 2010 and December 31, 2009, we were subject to various current federal, state and local environmental compliance laws and regulations governing air and water quality, resulting in capital expenditures and increased O&M expenses. These compliance laws and regulations included the Clean Air Interstate Rule (CAIR), the Clean Air Visibility Rule (CAVR), the Clean Smokestacks Act and mercury regulation. PEC’s and PEF’s environmental compliance capital expenditures related to these regulations began in 2002 and 2005, respectively. PEC’s environmental compliance projects under the first phase of Clean Smokestacks Act emission reductions have been placed in service. PEF’s CAIR projects have been placed in service.

In 2008, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Court of Appeals) initially vacated the CAIR in its entirety and subsequently remanded the rule without vacating it for the EPA to conduct further proceedings consistent with the court’s prior opinion. On August 2, 2010, the EPA published the proposed Transport Rule, which is the regulatory program that will replace the CAIR when finalized. The proposed Transport Rule contains new emissions trading programs for nitrogen oxides (NOx) and sulfur dioxide (SO2) emissions as well as more stringent overall emissions targets. The EPA plans to finalize the Transport Rule in the spring of 2011. Due to significant investments in NOx and SO2 emissions controls and fleet modernization projects completed or under way, we believe both PEC and PEF are well positioned to comply with the Transport Rule. The outcome of the EPA’s rulemaking cannot be predicted. Because the D.C. Court of Appeals’ December 23, 2008 decision remanded the CAIR, the current implementation of the CAIR continues to fulfill best available retrofit technology (BART) for NOx and SO2 for BART-affected units under the CAVR. Should this determination change as the Transport Rule is promulgated, CAVR compliance eventually may require consideration of NOx and SO2 emissions reductions in addition to particulate matter emissions reductions for BART-eligible units.

In 2008, the D.C. Court of Appeals vacated the delisting determination and the Clean Air Mercury Rule (CAMR). The U.S. Supreme Court declined to hear an appeal of the decision. As a result, the EPA subsequently announced that it will develop a maximum achievable control technology (MACT) standard consistent with the agency’s original listing determination. In addition, North Carolina adopted a state-specific requirement. The North Carolina mercury rule contains a requirement that all coal-fired units in the state install mercury controls by December 31, 2017, and requires compliance plan applications to be submitted in 2013. We are currently evaluating the impact of these decisions. The outcome of these matters cannot be predicted.

To date, expenditures at PEF for CAIR regulation primarily relate to environmental compliance projects at Crystal River Units No. 4 and No. 5 (CR4 and CR5). The CR4 project was placed in service in May 2010 and the CR5 project was placed in service on December 2, 2009. Under an agreement with the FDEP, PEF will retire Crystal River Units No. 1 and No. 2 (CR1 and CR2) as coal-fired units and operate emission control equipment at CR4 and CR5. CR1 and CR2 will be retired after the second proposed nuclear unit at Levy completes its first fuel cycle, which was originally anticipated to be around 2020. As discussed in Note 4B, PEF identified in its 2010 nuclear cost-recovery filing regulatory and economic conditions causing schedule shifts such that major construction activities are being postponed until after the NRC issues the Levy COL. As required, PEF has advised the FDEP of these developments that will delay the retirement of CR1 and CR2 beyond the originally anticipated completion date of the first fuel cycle for Levy Unit 2. We are currently evaluating the impacts of the Levy schedule on PEF’s compliance with environmental regulations. We cannot predict the outcome of this matter.

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

A.      PURCHASE OBLIGATIONS

As part of our ordinary course of business, we and the Utilities enter into various long- and short-term contracts for fuel requirements at our generating plants. Significant changes from the commitment amounts reported in Note 22A in the 2009 Form 10-K can result from new contracts, changes in existing contracts, and the impact of fluctuations in current estimates of future market prices for those contracts that are market price indexed. In most cases, these contracts contain provisions for price adjustments, minimum purchase levels and other financial commitments. Additional commitments for fuel and related transportation will be required to supply the Utilities’ future needs. At September 30, 2010, our and the Utilities’ contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2009 Form 10-K except as follows.

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

On October 1, 2010, PEC entered into long-term service agreements for its Richmond County, N.C., Wayne County, N.C., and New Hanover County, N.C., generating facilities discussed in Note 4A, covering projected maintenance events for each facility through 2033, 2028 and 2029, respectively. The total cost to PEC associated with these agreements is estimated to be approximately $379 million over the term of the agreements, including an immaterial amount, $13 million, $27 million and $339 million, respectively, for less than one year, one to three years, three to five years and more than five years from December 31, 2009.

PEF

PEF’s construction obligations included in Note 22A to the 2009 Form 10-K, which were primarily comprised of contractual obligations related to the Levy Engineering, Procurement, and Construction (EPC) agreement, totaled $1.455 billion, $2.981 billion, $2.818 billion and $1.543 billion, respectively, for less than one year, one to three years, three to five years and more than five years from December 31, 2009. We executed an amendment to the EPC agreement in 2010 because of schedule shifts in the Levy project (See Note 4B), and will postpone major construction activities on the project until after the NRC issues the COL, expected in late 2012 if the licensing schedule remains on track. Therefore, we will defer substantially all expenditures under the EPC agreement until the COL is received. Because we have executed an amendment to the EPC agreement and anticipate negotiating additional amendments upon receipt of the COL, we cannot currently predict the timing of when those obligations will be satisfied or the magnitude of any change. Additionally, in light of the schedule shifts, PEF may incur fees and charges related to the disposition of outstanding purchase orders on long lead time equipment for the Levy nuclear project, which could be material. In June 2010, PEF completed its long lead time equipment disposition analysis to minimize the impact associated with the schedule shift. As a result of the analysis, PEF will continue with selected components of the long lead time equipment. Work will be suspended on the remaining long lead time equipment items and PEF will be in suspension negotiations with the selected equipment vendors in the coming months. In its April 30, 2010 nuclear cost-recovery filing, PEF included for rate-making purposes a point estimate of potential Levy disposition fees and charges of $50 million, subject to true-up. However, the amount of disposition fees and charges, if any, cannot be determined until suspension negotiations are completed. We cannot predict the outcome of this matter.

On June 30, 2010, PEF entered into a long-term service agreement for the Hines Energy Complex covering scheduled maintenance events through 2029. The total cost to PEF associated with this agreement is estimated to be approximately $390 million over the term of the agreement, including $7 million, $51 million, $39 million and $293 million, respectively, for less than one year, one to three years, three to five years and more than five years from December 31, 2009.

B.      GUARANTEES

As a part of normal business, we enter into various agreements providing future financial or performance assurances to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. At September 30, 2010, we do not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included in the accompanying Balance Sheets.

At September 30, 2010, we have issued guarantees and indemnifications of and for certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses. At September 30, 2010, our estimated maximum exposure for guarantees and indemnifications for which a maximum exposure is determinable was $307 million, including $31 million at PEF. Related to the sales of businesses, the latest specified notice period extends until 2013 for the majority of legal, tax and environmental matters provided for in the indemnification provisions. Indemnifications for the performance of assets extend to 2016. For certain matters for which we receive timely notice, our indemnity obligations may extend beyond the notice period. Certain indemnifications have no limitations as to time or maximum potential future payments. At September 30, 2010 and December 31, 2009, we had recorded liabilities related to guarantees and indemnifications to third parties of approximately $32 million and $34 million, respectively. These amounts included $7 million for PEF at September 30, 2010 and December 31, 2009. During the nine months ended September 30, 2010, our and

PEF’s accruals and expenditures related to guarantees and indemnifications were not material. As current estimates change, additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded in the future.

In addition, the Parent has issued $300 million in guarantees for certain payments of two wholly owned indirect subsidiaries (See Note 15).

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

In 2008, the Utilities received a ruling from the United States Court of Federal Claims awarding $83 million in the claim against the DOE for failure to abide by a contract for federal disposition of spent nuclear fuel. A request for reconsideration filed by the United States Department of Justice resulted in an immaterial reduction of the award. On August 15, 2008, the Department of Justice appealed the United States Court of Federal Claims ruling to the D.C. Court of Appeals. On July 21, 2009, the D.C. Court of Appeals vacated and remanded the calculation of damages back to the United States Court of Federal Claims but affirmed the portion of damages awarded that were directed to overhead costs and other indirect expenses. The Department of Justice requested a rehearing en banc but the D.C. Court of Appeals denied the motion on November 3, 2009. In the event that the Utilities recover damages in this matter, such recovery is not expected to have a material impact on the Utilities’ results of operations given the anticipated regulatory and accounting treatment. However, the Utilities cannot predict the outcome of this matter.

SYNTHETIC FUELS MATTERS

On October 21, 2009, a jury delivered a verdict in a lawsuit against Progress Energy and a number of our subsidiaries and affiliates arising out of an Asset Purchase Agreement dated as of October 19, 1999, and amended as of August 23, 2000 (the Asset Purchase Agreement) by and among U.S. Global, LLC (Global); Earthco; certain affiliates of Earthco; EFC Synfuel LLC (which was owned indirectly by Progress Energy, Inc.) and certain of its affiliates, including Solid Energy LLC; Solid Fuel LLC; Ceredo Synfuel LLC; Gulf Coast Synfuel LLC (renamed Sandy River Synfuel LLC) (collectively, the Progress Affiliates), as amended by an amendment to the Asset Purchase Agreement. In a case filed in the Circuit Court for Broward County, Fla., in March 2003 (the Florida Global Case), Global requested an unspecified amount of compensatory damages, as well as declaratory relief. Global asserted (1) that pursuant to the Asset Purchase Agreement, it was entitled to an interest in two synthetic fuels facilities previously owned by the Progress Affiliates and an option to purchase additional interests in the two synthetic fuels facilities and (2) that it was entitled to damages because the Progress Affiliates prohibited it from procuring purchasers for the synthetic fuels facilities. As a result of the expiration of the Section 29/45K tax credit program on December 31, 2007, all of our synthetic fuels businesses were abandoned and we reclassified our synthetic fuels businesses as discontinued operations.

The jury awarded Global $78 million. On October 23, 2009, Global filed a motion to assess prejudgment interest on the award. On November 20, 2009, the court granted the motion and assessed $55 million in prejudgment interest and entered judgment in favor of Global in a total amount of $133 million. During the year ended December 31, 2009, we recorded an after-tax charge of $74 million to discontinued operations. In December 2009, we made a

$154 million payment, which represents payment of the total judgment and a required premium equivalent to two years of interest, to the Broward County Clerk of Court bond account. On December 16, 2009, we filed notice of appeal and our initial appellate brief will be due before December 31, 2010. We cannot predict the outcome of this matter.

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

FLORIDA NUCLEAR COST RECOVERY

On February 8, 2010, a lawsuit was filed against PEF in state circuit court in Sumter County, Fla., alleging that the Florida nuclear cost-recovery statute (Section 366.93, Florida Statutes) violates the Florida Constitution, and seeking a refund of all monies collected by PEF pursuant to that statute with interest. The complaint also requests that the court grant class action status to the plaintiffs. On April 6, 2010, PEF filed a motion to dismiss the complaint. The trial judge issued an order on May 3, 2010, dismissing the complaint. The plaintiffs filed an amended complaint on June 1, 2010, and PEF filed a motion to dismiss the amended complaint on July 12, 2010. The trial court granted PEF’s motion dismissing the plaintiffs’ case, with prejudice, on August 31, 2010. The plaintiffs filed a notice of appeal to the Fifth District Court of Appeals on September 24, 2010. We cannot predict the outcome of this matter.

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

15.      CONDENSED CONSOLIDATING STATEMENTS

As discussed in Note 23 in the 2009 Form 10-K, we have guaranteed certain payments of two 100 percent owned indirect subsidiaries, FPC Capital I (the Trust) and Florida Progress Funding Corporation (Funding Corp.). Our guarantees are joint and several, full and unconditional and are in addition to the joint and several, full and unconditional guarantees issued to the Trust and Funding Corp. by Florida Progress. Our subsidiaries have provisions restricting the payment of dividends to the Parent in certain limited circumstances, and as disclosed in Note 11B in the 2009 Form 10-K, there were no restrictions on PEC’s or PEF’s retained earnings.

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

Condensed Consolidating Statement of Income
Three months ended September 30, 2010
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Operating revenues	$-	$1,548	$1,414	$-	$2,962
Affiliate revenues	-	-	66	(66)	-
Total operating revenues	-	1,548	1,480	(66)	2,962
Operating expenses
Fuel used in electric generation	-	471	464	-	935
Purchased power	-	309	109	-	418
Operation and maintenance	2	234	301	(63)	474
Depreciation, amortization and accretion	-	77	124	-	201
Taxes other than on income	-	102	60	(1)	161
Other	-	10	10	-	20
Total operating expenses	2	1,203	1,068	(64)	2,209
Operating (loss) income	(2)	345	412	(2)	753
Other income (expense)
Interest income	2	1	2	(2)	3
Allowance for equity funds used during construction	-	5	17	-	22
Other, net	-	(3)	(3)	1	(5)
Total other income (expense), net	2	3	16	(1)	20
Interest charges
Interest charges	71	74	53	(1)	197
Allowance for borrowed funds used during construction	-	(3)	(5)	-	(8)
Total interest charges, net	71	71	48	(1)	189
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(71)	277	380	(2)	584
Income tax (benefit) expense	(25)	99	147	(2)	219
Equity in earnings of consolidated subsidiaries	406	-	-	(406)	-
Income (loss) from continuing operations before cumulative effect of change in accounting principle	360	178	233	(406)	365
Discontinued operations, net of tax	1	(1)	(2)	-	(2)
Cumulative effect of change in accounting principle, net of tax	-	-	2	-	2
Net income (loss)	361	177	233	(406)	365
Net (income) loss attributable to noncontrolling interests, net of tax	-	(1)	(2)	(1)	(4)
Net income (loss) attributable to controlling interests	$361	$176	$231	$(407)	$361

Condensed Consolidating Statement of Income
Three months ended September 30, 2009
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Operating revenues	$-	$1,517	$1,307	$-	$2,824
Affiliate revenues	-	-	52	(52)	-
Total operating revenues	-	1,517	1,359	(52)	2,824
Operating expenses
Fuel used in electric generation	-	618	457	-	1,075
Purchased power	-	43	82	-	125
Operation and maintenance	2	198	271	(48)	423
Depreciation, amortization and accretion	-	247	124	-	371
Taxes other than on income	-	96	57	(1)	152
Other	-	2	-	-	2
Total operating expenses	2	1,204	991	(49)	2,148
Operating (loss) income	(2)	313	368	(3)	676
Other income (expense)
Interest income	2	-	2	(2)	2
Allowance for equity funds used during construction	-	13	7	-	20
Other, net	3	2	(5)	1	1
Total other income (expense), net	5	15	4	(1)	23
Interest charges
Interest charges	59	68	50	(3)	174
Allowance for borrowed funds used during construction	-	(3)	(3)	-	(6)
Total interest charges, net	59	65	47	(3)	168
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(56)	263	325	(1)	531
Income tax (benefit) expense	(25)	89	117	-	181
Equity in earnings of consolidated subsidiaries	278	-	-	(278)	-
Income (loss) from continuing operations	247	174	208	(279)	350
Discontinued operations, net of tax	-	(52)	-	(50)	(102)
Net income (loss)	247	122	208	(329)	248
Net (income) loss attributable to noncontrolling interests, net of tax	-	(1)	1	(1)	(1)
Net income (loss) attributable to controlling interests	$247	$121	$209	$(330)	$247

Condensed Consolidating Statement of Income
Nine months ended September 30, 2010
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Operating revenues	$-	$4,075	$3,794	$-	$7,869
Affiliate revenues	-	-	179	(179)	-
Total operating revenues	-	4,075	3,973	(179)	7,869
Operating expenses
Fuel used in electric generation	-	1,252	1,322	-	2,574
Purchased power	-	761	235	-	996
Operation and maintenance	5	647	977	(170)	1,459
Depreciation, amortization and accretion	-	311	369	-	680
Taxes other than on income	-	278	175	(5)	448
Other	-	15	10	-	25
Total operating expenses	5	3,264	3,088	(175)	6,182
Operating (loss) income	(5)	811	885	(4)	1,687
Other income (expense)
Interest income	6	1	5	(6)	6
Allowance for equity funds used during construction	-	23	45	-	68
Other, net	(1)	-	(7)	3	(5)
Total other income (expense), net	5	24	43	(3)	69
Interest charges
Interest charges	214	219	159	(5)	587
Allowance for borrowed funds used during construction	-	(10)	(14)	-	(24)
Total interest charges, net	214	209	145	(5)	563
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(214)	626	783	(2)	1,193
Income tax (benefit) expense	(83)	235	301	3	456
Equity in earnings of consolidated subsidiaries	861	-	-	(861)	-
Income (loss) from continuing operations	730	391	482	(866)	737
Discontinued operations, net of tax	1	-	(3)	-	(2)
Net income (loss)	731	391	479	(866)	735
Net (income) loss attributable to noncontrolling interests, net of tax	-	(3)	1	(2)	(4)
Net income (loss) attributable to controlling interests	$731	$388	$480	$(868)	$731

Condensed Consolidating Statement of Income
Nine months ended September 30, 2009
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Operating revenues	$-	$4,017	$3,561	$-	$7,578
Affiliate revenues	-	-	171	(171)	-
Total operating revenues	-	4,017	3,732	(171)	7,578
Operating expenses
Fuel used in electric generation	-	1,573	1,282	-	2,855
Purchased power	-	403	196	-	599
Operation and maintenance	5	604	913	(162)	1,360
Depreciation, amortization and accretion	-	512	365	-	877
Taxes other than on income	-	264	166	(5)	425
Other	-	12	2	-	14
Total operating expenses	5	3,368	2,924	(167)	6,130
Operating (loss) income	(5)	649	808	(4)	1,448
Other income (expense)
Interest income	8	2	6	(8)	8
Allowance for equity funds used during construction	-	72	23	-	95
Other, net	11	8	(7)	1	13
Total other income (expense), net	19	82	22	(7)	116
Interest charges
Interest charges	169	211	163	(9)	534
Allowance for borrowed funds used during construction	-	(21)	(9)	-	(30)
Total interest charges, net	169	190	154	(9)	504
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(155)	541	676	(2)	1,060
Income tax (benefit) expense	(64)	165	246	5	352
Equity in earnings of consolidated subsidiaries	693	-	-	(693)	-
Income (loss) from continuing operations	602	376	430	(700)	708
Discontinued operations, net of tax	1	(53)	(1)	(50)	(103)
Net income (loss)	603	323	429	(750)	605
Net (income) loss attributable to noncontrolling interests, net of tax	-	(2)	2	(2)	(2)
Net income (loss) attributable to controlling interests	$603	$321	$431	$(752)	$603

Condensed Consolidating Balance Sheet
September 30, 2010
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
ASSETS
Utility plant, net	$-	$10,064	$10,602	$110	$20,776
Current assets
Cash and cash equivalents	247	151	293	-	691
Receivables, net	-	573	539	-	1,112
Notes receivable from affiliated companies	54	59	61	(174)	-
Regulatory assets	-	144	76	-	220
Derivative collateral posted	-	192	31	-	223
Income taxes receivable	8	1	-	(2)	7
Prepayments and other current assets	26	803	771	(147)	1,453
Total current assets	335	1,923	1,771	(323)	3,706
Deferred debits and other assets
Investment in consolidated subsidiaries	14,037	-	-	(14,037)	-
Regulatory assets	-	1,415	950	(1)	2,364
Goodwill	-	-	-	3,655	3,655
Nuclear decommissioning trust funds	-	521	936	-	1,457
Other assets and deferred debits	168	229	906	(555)	748
Total deferred debits and other assets	14,205	2,165	2,792	(10,938)	8,224
Total assets	$14,540	$14,152	$15,165	$(11,151)	$32,706
CAPITALIZATION AND LIABILITIES
Equity
Common stock equity	$10,021	$4,895	$5,466	$(10,361)	$10,021
Noncontrolling interests	-	3	-	-	3
Total equity	10,021	4,898	5,466	(10,361)	10,024
Preferred stock of subsidiaries	-	34	59	-	93
Long-term debt, affiliate	-	309	115	(151)	273
Long-term debt, net	3,494	4,182	3,688	(1)	11,363
Total capitalization	13,515	9,423	9,328	(10,513)	21,753
Current liabilities
Current portion of long-term debt	700	300	5	-	1,005
Notes payable to affiliated companies	-	171	3	(174)	-
Derivative liabilities	38	224	63	-	325
Other current liabilities	242	1,115	940	(153)	2,144
Total current liabilities	980	1,810	1,011	(327)	3,474
Deferred credits and other liabilities
Noncurrent income tax liabilities	-	477	1,412	(415)	1,474
Regulatory liabilities	-	1,048	1,396	110	2,554
Other liabilities and deferred credits	45	1,394	2,018	(6)	3,451
Total deferred credits and other liabilities	45	2,919	4,826	(311)	7,479
Total capitalization and liabilities	$14,540	$14,152	$15,165	$(11,151)	$32,706

Condensed Consolidating Balance Sheet
December 31, 2009
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
ASSETS
Utility plant, net	$-	$9,733	$9,886	$114	$19,733
Current assets
Cash and cash equivalents	606	72	47	-	725
Receivables, net	-	358	442	-	800
Notes receivable from affiliated companies	30	46	303	(379)	-
Regulatory assets	-	54	88	-	142
Derivative collateral posted	-	139	7	-	146
Income taxes receivable	5	97	50	(7)	145
Prepayments and other current assets	14	800	935	(176)	1,573
Total current assets	655	1,566	1,872	(562)	3,531
Deferred debits and other assets
Investment in consolidated subsidiaries	13,348	-	-	(13,348)	-
Regulatory assets	-	1,307	873	(1)	2,179
Goodwill	-	-	-	3,655	3,655
Nuclear decommissioning trust funds	-	496	871	-	1,367
Other assets and deferred debits	166	202	923	(520)	771
Total deferred debits and other assets	13,514	2,005	2,667	(10,214)	7,972
Total assets	$14,169	$13,304	$14,425	$(10,662)	$31,236
CAPITALIZATION AND LIABILITIES
Equity
Common stock equity	$9,449	$4,590	$5,085	$(9,675)	$9,449
Noncontrolling interests	-	3	3	-	6
Total equity	9,449	4,593	5,088	(9,675)	9,455
Preferred stock of subsidiaries	-	34	59	-	93
Long-term debt, affiliate	-	309	115	(152)	272
Long-term debt, net	4,193	3,883	3,703	-	11,779
Total capitalization	13,642	8,819	8,965	(9,827)	21,599
Current liabilities
Current portion of long-term debt	100	300	6	-	406
Short-term debt	140	-	-	-	140
Notes payable to affiliated companies	-	376	3	(379)	-
Derivative liabilities	-	161	29	-	190
Other current liabilities	261	941	902	(182)	1,922
Total current liabilities	501	1,778	940	(561)	2,658
Deferred credits and other liabilities
Noncurrent income tax liabilities	-	320	1,258	(382)	1,196
Regulatory liabilities	-	1,103	1,293	114	2,510
Other liabilities and deferred credits	26	1,284	1,969	(6)	3,273
Total deferred credits and other liabilities	26	2,707	4,520	(274)	6,979
Total capitalization and liabilities	$14,169	$13,304	$14,425	$(10,662)	$31,236

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2010
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Net cash provided (used) by operating activities	$23	$872	$1,205	$(196)	$1,904
Investing activities
Gross property additions	-	(775)	(893)	25	(1,643)
Nuclear fuel additions	-	(32)	(132)	-	(164)
Purchases of available-for-sale securities and other investments	-	(5,461)	(466)	-	(5,927)
Proceeds from available-for-sale securities and other investments	-	5,464	451	-	5,915
Changes in advances to affiliated companies	(24)	(13)	242	(205)	-
Return of investment in consolidated subsidiaries	54	-	-	(54)	-
Contributions to consolidated subsidiaries	(56)	-	-	56	-
Other investing activities	-	16	-	(1)	15
Net cash used by investing activities	(26)	(801)	(798)	(179)	(1,804)
Financing activities
Issuance of common stock, net	419	-	-	-	419
Dividends paid on common stock	(535)	-	-	-	(535)
Dividends paid to parent	-	(102)	(75)	177	-
Dividends paid to parent in excess of retained earnings	-	-	(54)	54	-
Net decrease in short-term debt	(140)	-	-	-	(140)
Proceeds from issuance of long-term debt, net	-	591	-	-	591
Retirement of long-term debt	(100)	(300)	-	-	(400)
Changes in advances from affiliated companies	-	(205)	-	205	-
Contributions from parent	-	33	37	(70)	-
Other financing activities	-	(9)	(69)	9	(69)
Net cash (used) provided by financing activities	(356)	8	(161)	375	(134)
Net (decrease) increase in cash and cash equivalents	(359)	79	246	-	(34)
Cash and cash equivalents at beginning of period	606	72	47	-	725
Cash and cash equivalents at end of period	$247	$151	$293	$-	$691

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2009
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Net cash provided (used) by operating activities	$76	$913	$979	$(198)	$1,770
Investing activities
Gross property additions	-	(1,069)	(588)	13	(1,644)
Nuclear fuel additions	-	(66)	(82)	-	(148)
Proceeds from sales of assets to affiliated companies	-	-	11	(11)	-
Purchases of available-for-sale securities and other investments	-	(597)	(674)	-	(1,271)
Proceeds from available-for-sale securities and other investments	-	600	645	-	1,245
Changes in advances to affiliated companies	16	(54)	(61)	99	-
Return of investment in consolidated subsidiaries	12	-	-	(12)	-
Contributions to consolidated subsidiaries	(502)	-	-	502	-
Other investing activities	-	(2)	(3)	-	(5)
Net cash (used) provided by investing activities	(474)	(1,188)	(752)	591	(1,823)
Financing activities
Issuance of common stock, net	557	-	-	-	557
Dividends paid on common stock	(520)	-	-	-	(520)
Dividends paid to parent	-	(1)	(200)	201	-
Dividends paid to parent in excess of retained earnings	-	-	(12)	12	-
Payments of short-term debt with original maturities greater than 90 days	(429)	-	-	-	(429)
Net decrease in short-term debt	(40)	(321)	(110)	-	(471)
Proceeds from issuance of long-term debt, net	742	-	595	-	1,337
Retirement of long-term debt	-	-	(400)	-	(400)
Changes in advances from affiliated companies	-	100	-	(100)	-
Contributions from parent	-	498	17	(515)	-
Other financing activities	-	(10)	(45)	9	(46)
Net cash provided (used) by financing activities	310	266	(155)	(393)	28
Net increase (decrease) in cash and cash equivalents	(88)	(9)	72	-	(25)
Cash and cash equivalents at beginning of period	88	73	19	-	180
Cash and cash equivalents at end of period	$-	$64	$91	$-	$155

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), as well as certain non-GAAP financial measures, “Ongoing Earnings” and “Base Revenues,” discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

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

A reconciliation of Ongoing Earnings to GAAP net income attributable to controlling interests follows:

(in millions except per share data)	PEC	PEF	Corporate and Other	Total	Per Share
Three months ended September 30, 2010
Ongoing Earnings	$233	$177	$(49)	$361	$1.23
Tax levelization	1	4	(1)	4	0.01
Impairment, net of tax(a)	(1)	(1)	-	(2)	(0.01)
Discontinued operations attributable to controlling interests, net of tax	-	-	(2)	(2)	-
Net income (loss) attributable to controlling interests(b)	$233	$180	$(52)	$361	$1.23

Three months ended September 30, 2009
Ongoing Earnings	$212	$170	$(40)	$342	$1.22
Tax levelization	(2)	7	2	7	0.02
CVO mark-to-market	-	-	3	3	0.01
Plant retirement charge, net of tax(a)	(3)	-	-	(3)	(0.01)
Discontinued operations attributable to controlling interests, net of tax	-	-	(102)	(102)	(0.36)
Net income (loss) attributable to controlling interests(b)	$207	$177	$(137)	$247	$0.88

Nine months ended September 30, 2010
Ongoing Earnings	$493	$409	$(146)	$756	$2.61
Tax levelization	4	2	(3)	3	0.01
Impairment, net of tax(a)	(4)	(1)	-	(5)	(0.01)
Adjustment to plant retirement charge, net of tax(a)	1	-	-	1	-
Change in the tax treatment of the Medicare Part D subsidy	(12)	(10)	-	(22)	(0.08)
Discontinued operations attributable to controlling interests, net of tax	-	-	(2)	(2)	-
Net income (loss) attributable to controlling interests(b)	$482	$400	$(151)	$731	$2.53

Nine months ended September 30, 2009
Ongoing Earnings	$435	$382	$(113)	$704	$2.53
Tax levelization	(3)	2	(3)	(4)	(0.02)
CVO mark-to-market	-	-	11	11	0.04
Impairment, net of tax(a)	-	-	(2)	(2)	(0.01)
Plant retirement charge, net of tax(a)	(3)	-	-	(3)	(0.01)
Discontinued operations attributable to controlling interests, net of tax	-	-	(103)	(103)	(0.37)
Net income (loss) attributable to controlling interests(b)	$429	$384	$(210)	$603	$2.16

(a)	Calculated using assumed tax rate of 40 percent.
(b)
Net income attributable to controlling interests is shown net of preferred stock dividend requirement of $(1) million at PEC for the three months ended September 30, 2010 and 2009 and $(2) million for the nine months ended September 30, 2010 and 2009. Net income attributable to controlling interests is shown net of preferred stock dividend requirement of $(1) million at PEF for the nine months ended September 30, 2010 and 2009.

Management uses the non-GAAP financial measure Ongoing Earnings (i) as a measure of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends; (ii) as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; (iii) as a measure for determining levels of incentive compensation; and (iv) in communications with our board of directors, employees, shareholders, analysts and investors concerning our financial performance. Management believes this non-GAAP measure is appropriate for understanding the business and assessing our potential future performance, because excluded items are limited to those that management believes are not representative of our fundamental core earnings (See Note 11).

OVERVIEW

For the three months ended September 30, 2010, our net income attributable to controlling interests was $361 million, or $1.23 per share, compared to net income attributable to controlling interests of $247 million, or $0.88 per share, for the same period in 2009. For the nine months ended September 30, 2010, our net income attributable to controlling interests was $731 million, or $2.53 per share, compared to net income attributable to controlling interests of $603 million, or $2.16 per share, for the same period in 2009. The increases as compared to prior year were primarily due to:

•	lower loss from discontinued operations and
•	favorable weather at the Utilities.

Offsetting these items was:

•	higher operation and maintenance (O&M) expenses at the Utilities.

PROGRESS ENERGY CAROLINAS

PEC contributed net income available to parent totaling $233 million and $207 million for the three months ended September 30, 2010 and 2009, respectively. The increase in net income available to parent for the three months ended September 30, 2010, compared to the same period in 2009, was primarily due to the favorable impact of weather, favorable allowance for funds used during construction (AFUDC) equity and favorable retail customer growth and usage, partially offset by higher O&M expenses. PEC contributed Ongoing Earnings of $233 million and $212 million for the three months ended September 30, 2010 and 2009, respectively. The 2010 Ongoing Earnings adjustments to net income available to parent were due to PEC recording an impairment of other assets, net of tax of $1 million offset by a tax levelization benefit of $1 million. The 2009 Ongoing Earnings adjustments to net income available to parent were due to PEC recording a plant retirement charge, net of tax of $3 million and a tax levelization charge of $2 million. Management does not consider these items to be representative of PEC’s fundamental core earnings and excluded these items in computing PEC’s Ongoing Earnings.

PEC contributed net income available to parent totaling $482 million and $429 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in net income available to parent for the nine months ended September 30, 2010, compared to the same period in 2009, was primarily due to the favorable impact of weather, favorable AFUDC equity, favorable retail customer growth and usage and higher miscellaneous revenues, partially offset by higher O&M expenses and the unfavorable change in the tax treatment of the Medicare Part D subsidy. PEC contributed Ongoing Earnings of $493 million and $435 million for the nine months ended September 30, 2010 and 2009, respectively. The 2010 Ongoing Earnings adjustments to net income available to parent were due to PEC recording a $12 million charge for the change in the tax treatment of the Medicare Part D subsidy and an impairment of other assets, net of tax of $4 million, partially offset by a tax levelization benefit of $4 million and an adjustment to plant retirement charge, net of tax of $1 million. The 2009 Ongoing Earnings adjustments to net income available to parent were due to PEC recording a tax levelization charge of $3 million and a plant retirement charge, net of tax of $3 million. Management does not consider these items to be representative of PEC’s fundamental core earnings and excluded these items in computing PEC’s Ongoing Earnings.

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

REVENUES

The revenue tables that follow present the total amount and percentage change of total operating revenues and its components. “Base Revenues" is a non-GAAP measure and is defined as operating revenues excluding clause recoverable regulatory returns, miscellaneous revenues and fuel and other pass-through revenues. We and PEC consider Base Revenues a useful measure to evaluate PEC’s electric operations because fuel and other pass-through revenues primarily represent the recovery of fuel, applicable portions of purchased power expenses and other pass-through expenses through cost-recovery clauses and, therefore, do not have a material impact on earnings. Clause recoverable regulatory returns include the return on asset component of demand-side management (DSM), energy-efficiency (EE) and renewable energy clause revenues. We and PEC have included the reconciliation and analysis that follows as a complement to the financial information we provide in accordance with GAAP. This presentation may not be comparable to other companies’ presentation or more useful than the GAAP information provided elsewhere in this report.

A reconciliation of Base Revenues to GAAP operating revenues, including the percentage change by customer class, for the three months ended September 30 follows:

(in millions)
Customer Class	2010	Change	% Change	2009
Residential	$385	$45	13.2	$340
Commercial	214	10	4.9	204
Industrial	109	6	5.8	103
Governmental	22	4	22.2	18
Unbilled	(23)	(5)	-	(18)
Total retail base revenues	707	60	9.3	647
Wholesale base revenues	84	6	7.7	78
Total Base Revenues	791	66	9.1	725
Clause recoverable regulatory returns	4	1	33.3	3
Miscellaneous	37	7	23.3	30
Fuel and other pass-through revenues	582	33	-	549
Total operating revenues	$1,414	$107	8.2	$1,307

PEC’s total Base Revenues were $791 million and $725 million for the three months ended September 30, 2010 and 2009, respectively. The $66 million increase in Base Revenues was due primarily to the $49 million favorable impact of weather and the $10 million favorable impact of retail customer growth and usage. The favorable impact of weather was driven by 26 percent higher cooling degree days than 2009. Additionally, cooling degree days were 28 percent higher than normal. The favorable impact of retail customer growth and usage was driven by an increase in the average usage per retail customer and a net 10,000 increase in the average number of customers for 2010 compared to 2009.

PEC’s miscellaneous revenues increased $7 million in 2010 primarily due to higher transmission rates.

PEC’s electric energy sales in kilowatt-hours (kWh) and the percentage change by customer class for the three months ended September 30 were as follows:

(in millions of kWh)
Customer Class	2010	Change	% Change	2009
Residential	5,500	676	14.0	4,824
Commercial	4,164	241	6.1	3,923
Industrial	2,939	150	5.4	2,789
Governmental	460	23	5.3	437
Unbilled	(511)	(114)	-	(397)
Total retail kWh sales	12,552	976	8.4	11,576
Wholesale	3,797	190	5.3	3,607
Total kWh sales	16,349	1,166	7.7	15,183

The increase in retail and wholesale kWh sales in 2010 was primarily due to favorable weather, as previously discussed.

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

Fuel and purchased power expenses were $573 million for the three months ended September 30, 2010, which represents a $34 million increase compared to the same period in 2009. Purchased power expense increased $27 million to $109 million primarily due to higher system requirements resulting from favorable weather. Fuel used in electric generation increased $7 million to $464 million primarily due to the $55 million impact of higher system requirements resulting from favorable weather and the impact of nuclear plant outages, partially offset by decreased current year fuel costs of $48 million driven by lower coal and gas prices.

Operation and Maintenance

O&M expense was $256 million for the three months ended September 30, 2010, which represents a $31 million increase compared to the same period in 2009. This increase was primarily due to $12 million higher nuclear plant outage and maintenance costs, $5 million higher employee benefits expense, $5 million reduction in a litigation judgment in the prior year, $2 million impact of changes to an environmental reserve and $2 million impairment of other assets, partially offset by the $5 million prior-year plant retirement charge. The higher nuclear plant outage and maintenance costs are primarily due to extended outages and more emergent work in 2010 as compared to 2009. Management does not consider impairments and charges recognized for the retirement of generating units prior to the end of their estimated useful lives to be representative of PEC’s fundamental core earnings. Therefore, the impacts of these items are excluded in computing PEC’s Ongoing Earnings.

Total Other Income, Net

Total other income, net was $16 million for the three months ended September 30, 2010, which represents a $10 million increase compared to the same period in 2009. This increase was primarily due to favorable AFUDC equity of $10 million resulting from increased eligible construction project costs.

Income Tax Expense

Income tax expense increased $18 million for the three months ended September 30, 2010, as compared to the same period in 2009, primarily due to the $18 million impact of higher pre-tax income and the $5 million impact of changes in tax estimates, partially offset by the $4 million impact of the favorable AFUDC equity discussed above and the $3 million impact of tax levelization. AFUDC equity is excluded from the calculation of income tax expense. PEC’s income tax expense was decreased by $1 million related to the impact of tax levelization for the three months ended September 30, 2010, compared to an increase of $2 million for the same period in 2009. GAAP requires companies to apply a levelized effective income tax rate to interim periods that is consistent with the estimated annual effective tax rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Because this adjustment will vary each quarter, but will have no effect on net income for the year, management does not consider this adjustment to be representative of PEC’s fundamental core earnings. Therefore, the impact of tax levelization is excluded in computing PEC’s Ongoing Earnings.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

REVENUES

A reconciliation of Base Revenues to GAAP operating revenues, including the percentage change by customer class, for the nine months ended September 30 follows:

(in millions)
Customer Class	2010	Change	% Change	2009
Residential	$978	$87	9.8	$891
Commercial	556	11	2.0	545
Industrial	278	8	3.0	270
Governmental	50	5	11.1	45
Unbilled	(14)	3	-	(17)
Total retail base revenues	1,848	114	6.6	1,734
Wholesale base revenues	228	(8)	(3.4)	236
Total Base Revenues	2,076	106	5.4	1,970
Clause recoverable regulatory returns	8	1	14.3	7
Miscellaneous	102	14	15.9	88
Fuel and other pass-through revenues	1,608	112	-	1,496
Total operating revenues	$3,794	$233	6.5	$3,561

PEC’s total Base Revenues were $2.076 billion and $1.970 billion for the nine months ended September 30, 2010 and 2009, respectively. The $106 million increase in Base Revenues was due primarily to the $94 million favorable impact of weather and the $20 million favorable impact of retail customer growth and usage, partially offset by $8 million lower wholesale base revenues. The favorable impact of weather was driven by 23 percent higher cooling degree days and 14 percent higher heating degree days than 2009. Additionally, cooling degree days were 32 percent higher than normal and heating degree days were 11 percent higher than normal. The favorable impact of retail customer growth and usage was driven by an increase in the average usage per retail customer and a net 11,000 increase in the average number of customers for 2010 compared to 2009. The lower wholesale base revenues were primarily due to lower energy rates with a major customer.

PEC’s miscellaneous revenues increased $14 million in 2010 primarily due to higher transmission rates.

PEC’s electric energy sales in kWh and the percentage change by customer class for the nine months ended September 30 were as follows:

(in millions of kWh)
Customer Class	2010	Change	% Change	2009
Residential	15,095	1,542	11.4	13,553
Commercial	10,921	393	3.7	10,528
Industrial	8,059	288	3.7	7,771
Governmental	1,204	67	5.9	1,137
Unbilled	(428)	(201)	-	(227)
Total retail kWh sales	34,851	2,089	6.4	32,762
Wholesale	10,766	224	2.1	10,542
Total kWh sales	45,617	2,313	5.3	43,304

The increase in retail kWh sales in 2010 was primarily due to favorable weather, as previously discussed. The increase in wholesale kWh sales in 2010 was primarily due to favorable weather and a new peaking contract, partially offset by lower excess generation sales driven by unfavorable market dynamics and favorable weather, which limited sales opportunities.

EXPENSES

Fuel and Purchased Power

Fuel and purchased power expenses were $1.557 billion for the nine months ended September 30, 2010, which represents a $79 million increase compared to the same period in 2009. Fuel used in electric generation increased $40 million to $1.322 billion primarily due to the $218 million impact of higher system requirements resulting from favorable weather and the impact of nuclear plant outages, partially offset by $107 million decreased current year fuel costs driven by lower coal and gas prices and $70 million lower deferred fuel expense. The decrease in deferred fuel expense was primarily due to higher fuel and purchased power expenses and lower fuel rates. Purchased power expense increased $39 million to $235 million primarily due to higher system requirements resulting from favorable weather.

Operation and Maintenance

O&M expense was $841 million for the nine months ended September 30, 2010, which represents a $74 million increase compared to the same period in 2009. This increase was primarily due to $42 million higher nuclear plant outage and maintenance costs, $9 million lower nuclear insurance refund, $6 million higher storm costs, $6 million higher emission expense primarily due to sales of nitrogen oxides (NOx) emission allowances in the prior year and the $2 million impairment of other assets, partially offset by the $5 million prior-year plant retirement charge and the $2 million adjustment to plant retirement charge. The higher nuclear plant outage and maintenance costs are primarily due to extended outages and more emergent work in 2010 as compared to 2009. Management does not consider impairments and charges (and subsequent adjustments) recognized for the retirement of generating units prior to the end of their estimated useful lives to be representative of PEC’s fundamental core earnings. Therefore, the impacts of these items are excluded in computing PEC’s Ongoing Earnings.

Taxes Other Than on Income

Taxes other than on income was $169 million for the nine months ended September 30, 2010, which represents an $8 million increase compared to the same period in 2009. This increase was primarily due to an increase in gross receipts taxes driven by higher retail revenues, as previously discussed. Gross receipts taxes are collected from customers and recorded as revenues and then remitted to the applicable taxing authority. Therefore, these taxes have no material impact on earnings.

Other

Other operating expenses was $5 million for the nine months ended September 30, 2010, which represents a $3 million increase compared to the same period in 2009. This increase was primarily due to the $4 million impairment of other assets. Management does not consider impairments to be representative of PEC’s fundamental core earnings. Therefore, the impacts of impairments are excluded in computing PEC’s Ongoing Earnings.

Total Other Income, Net

Total other income, net was $43 million for the nine months ended September 30, 2010, which represents a $21 million increase compared to the same period in 2009. This increase was primarily due to favorable AFUDC equity of $22 million resulting from increased eligible construction project costs.

Total Interest Charges, net

Total interest charges, net was $140 million for the nine months ended September 30, 2010, which represents an $8 million decrease compared to the same period in 2009. This decrease was primarily due to the $5 million favorable AFUDC debt related to increased eligible construction project costs and $4 million impact of lower average debt outstanding.

Income Tax Expense

Income tax expense increased $42 million for the nine months ended September 30, 2010, as compared to the same period in 2009, primarily due to the $38 million impact of higher pre-tax income, the $12 million impact of the change in the tax treatment of the Medicare Part D subsidy resulting from federal health care reform enacted earlier in 2010 (See Note 9), and the $5 million impact of the favorable prior-year tax benefit related to a deduction triggered by the transfer of previously funded amounts from nonqualified nuclear decommissioning trust (NDT) funds to qualified NDTs. These unfavorable items are partially offset by the $9 million impact of the favorable AFUDC equity discussed above and the $7 million impact of tax levelization. AFUDC equity is excluded from the calculation of income tax expense. GAAP requires companies to apply a levelized effective income tax rate to interim periods that is consistent with the estimated annual effective tax rate. PEC’s income tax expense was decreased by $4 million for the nine months ended September 30, 2010, compared to an increase of $3 million for the nine months ended September 30, 2009, in order to maintain an effective tax rate consistent with the estimated annual rate. As previously discussed, management does not consider this adjustment to be representative of PEC’s fundamental core earnings. Additionally, management does not consider the change in the tax treatment of the Medicare Part D subsidy to be representative of PEC’s fundamental core earnings. Accordingly, the impacts of tax levelization and the change in the tax treatment of the Medicare Part D subsidy are excluded in computing PEC’s Ongoing Earnings.

PROGRESS ENERGY FLORIDA

PEF contributed net income available to parent totaling $180 million and $177 million for the three months ended September 30, 2010 and 2009, respectively. The increase in net income available to parent for the three months ended September 30, 2010, compared to the same period in 2009, was primarily due to lower depreciation expense and the favorable impact of weather, partially offset by higher O&M expense, lower wholesale base revenues and unfavorable AFUDC equity. PEF contributed Ongoing Earnings of $177 million and $170 million for the three months ended September 30, 2010 and 2009, respectively. The 2010 Ongoing Earnings adjustments to net income available to parent were due to PEF recording a tax levelization benefit of $4 million, partially offset by an impairment of investments and other assets, net of tax of $1 million. The 2009 Ongoing Earnings adjustment to net income available to parent was due to PEF recording a tax levelization benefit of $7 million. Management does not consider these items to be representative of PEF’s fundamental core earnings and excluded these items in computing PEF’s Ongoing Earnings.

PEF contributed net income available to parent totaling $400 million and $384 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in net income available to parent for the nine months ended September 30, 2010, compared to the same period in 2009, was primarily due to the favorable impact of weather, higher clause recoverable regulatory returns, lower depreciation expense, increased retail base rates and higher miscellaneous revenues, partially offset by unfavorable AFUDC, higher O&M expense, lower wholesale base revenues, higher income tax expense due to the prior year benefit related to NDT funds and the unfavorable change in the tax treatment of the Medicare Part D subsidy, and Crystal River Unit No. 3 (CR3) joint owner replacement power costs in the current year. PEF contributed Ongoing Earnings of $409 million and $382 million for the nine months ended September 30, 2010 and 2009, respectively. The 2010 Ongoing Earnings adjustments to net income available to parent were due to PEF recording a $10 million charge for the change in the tax treatment of the Medicare Part D subsidy and an impairment of investments and other assets, net of tax of $1 million, partially offset by a tax levelization benefit of $2 million. The 2009 Ongoing Earnings adjustment to net income available to parent was due to PEF recording a tax levelization benefit of $2 million. Management does not consider these items to be representative of PEF’s fundamental core earnings and excluded these items in computing PEF’s Ongoing Earnings.

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

REVENUES

The revenue table that follows presents the total amount and percentage change of total operating revenues and its components. “Base Revenues” is a non-GAAP measure and is defined as operating revenues excluding clause recoverable regulatory returns, miscellaneous revenues and fuel and other pass-through revenues. We and PEF consider Base Revenues a useful measure to evaluate PEF’s electric operations because fuel and other pass-through revenues primarily represent the recovery of fuel, applicable portions of purchased power and other pass-through expenses through cost-recovery clauses and, therefore, do not have a material impact on earnings. Clause recoverable regulatory returns include the revenues associated with the return on asset component of nuclear cost-recovery and environmental cost recovery clause (ECRC) revenues. We and PEF have included the reconciliation and analysis that follows as a complement to the financial information we provide in accordance with GAAP. This presentation may not be comparable to other companies’ presentation or more useful than the GAAP information provided elsewhere in this report.

A reconciliation of Base Revenues to GAAP operating revenues, including the percentage change by year and by customer class, for the three months ended September 30 follows:

(in millions)
Customer Class	2010	Change	% Change	2009
Residential	$311	$14	4.7	$297
Commercial	102	2	2.0	100
Industrial	20	-	-	20
Governmental	25	-	-	25
Unbilled	(4)	(1)	-	(3)
Total retail base revenues	454	15	3.4	439
Wholesale base revenues	41	(14)	(25.5)	55
Total Base Revenues	495	1	0.2	494
Clause recoverable regulatory returns	46	6	15.0	40
Miscellaneous	60	10	20.0	50
Fuel and other pass-through revenues	942	10	-	932
Total operating revenues	$1,543	$27	1.8	$1,516

PEF’s total Base Revenues were $495 million and $494 million for the three months ended September 30, 2010 and 2009, respectively. The $1 million increase in Base Revenues was due primarily to the $19 million favorable impact of weather, partially offset by $14 million lower wholesale base revenues and the $4 million impact of decreased retail base rates. The favorable impact of weather was driven by 8 percent higher cooling degree days than 2009. Additionally, cooling degree days were 9 percent higher than normal. PEF’s decrease in retail base rates was due to the expiration of the 2009 interim base rate increase that was in effect from July 1, 2009 to December 31, 2009. PEF’s wholesale base revenues were $41 million and $55 million for the three months ended September 30, 2010 and 2009, respectively. The $14 million decrease was due primarily to an amended contract with a major customer.

PEF’s clause recoverable regulatory returns increased $6 million in 2010 primarily due to $24 million higher returns on ECRC assets due to placing a total of approximately $1 billion of Clean Air Interstate Rule (CAIR) projects into service in late 2009 and May 2010, partially offset by $18 million lower returns on nuclear cost recovery. The lower returns on nuclear cost recovery are due to the prior-year recognition of higher returns on unrecovered costs as a result of the FPSC’s clarification related to recognition of nuclear cost deferrals. We anticipate this trend of higher clause recoverable regulatory returns will continue throughout 2010.

PEF’s miscellaneous revenues increased $10 million in 2010 primarily due to higher right-of-use revenues related to the use of easements and land.

Fuel and other pass-through revenues include $10 million and $2 million of revenues for the three months ended September 30, 2010 and 2009, respectively, related to revenue requirements for depreciation and property tax expenses for CAIR projects placed in service.

PEF’s electric energy sales in kWh and the percentage change by customer class for the three months ended September 30 were as follows:

(in millions of kWh)
Customer Class	2010	Change	% Change	2009
Residential	6,182	277	4.7	5,905
Commercial	3,455	50	1.5	3,405
Industrial	836	(27)	(3.1)	863
Governmental	893	21	2.4	872
Unbilled	(123)	(175)	-	52
Total retail kWh sales	11,243	146	1.3	11,097
Wholesale	1,182	86	7.8	1,096
Total kWh sales	12,425	232	1.9	12,193

The increase in retail kWh sales in 2010 was primarily due to favorable weather, as previously discussed. Despite the slight decrease in industrial kWh sales in 2010 primarily due to lower sales to phosphate-mining customers, industrial revenues were unchanged primarily due to increased usage by other customers with higher rate plans.

Wholesale kWh sales have increased primarily due to favorable weather, which resulted in increased deliveries under a certain capacity contract that has high demand and low energy charges. Despite the increase in sales, wholesale base revenues have decreased primarily due to a contract amendment, as previously discussed.

Recent economic conditions and a general housing downturn in the United States have continued to contribute to a slowdown in customer growth and usage in PEF’s service territory. The impact of the general housing downturn was especially severe in several states, including Florida. We cannot predict how long these economic conditions may last or the extent to which revenues may be impacted. In the future, PEF’s customer usage could be impacted by customer response to EE programs and to increased rates.

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

Fuel and purchased power expenses were $780 million for the three months ended September 30, 2010, which represents a $119 million increase compared to the same period in 2009. Purchased power expense increased $266 million to $309 million primarily due to an increase in the recovery of deferred capacity costs of $201 million resulting from the prior-year reduction in capacity revenues due to PEF’s April 2009 election to defer the 2009 recovery of $198 million in nuclear pre-construction costs (See Note 4B). Additionally, purchased power expenses were impacted by increased purchases of $66 million primarily driven by higher system requirements resulting from favorable weather. Fuel used in electric generation decreased $147 million to $471 million primarily due to lower deferred fuel expense of $138 million resulting from lower fuel rates in 2010 that assumed the 2009 plant outage at CR3 would be completed within its original schedule (See “Other Matters – Nuclear”).

Operation and Maintenance

O&M expense was $234 million for the three months ended September 30, 2010, which represents a $36 million increase compared to the same period in 2009. O&M expense increased primarily due to $10 million higher employee benefits expense, the $10 million prior-year pension deferral in accordance with a FPSC order, the $9 million prior-year impact of a change in the vacation benefits policy and the $2 million impairment of other assets. Management does not consider impairments to be representative of PEF’s fundamental core earnings. Therefore, the impacts of impairments are excluded in computing PEF’s Ongoing Earnings. In aggregate, O&M expenses primarily recoverable through base rates increased $36 million compared to the same period in 2009.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense was $77 million for the three months ended September 30, 2010, which represents a $170 million decrease compared to the same period in 2009. Depreciation, amortization and accretion expense decreased primarily due to $118 million lower nuclear cost-recovery amortization and the $50 million reduction in the cost of removal component of depreciation expense in accordance with the 2010 base rate settlement agreement (See Note 4B). The nuclear cost-recovery amortization is recovered through a cost-recovery clause and, therefore, has no material impact on earnings. In aggregate, depreciation, amortization and accretion expenses recoverable through base rates and the ECRC decreased $52 million compared to the same period in 2009.

Total Other Income, Net

Total other income, net was $2 million for the three months ended September 30, 2010, which represents a $12 million decrease compared to the same period in 2009. This decrease was primarily due to $8 million unfavorable AFUDC equity and a $5 million donation, which resulted in a 100 percent tax credit and, therefore, has no material impact on earnings. The unfavorable AFUDC equity is related to lower eligible construction project costs with CAIR projects being placed in service in late 2009 and May 2010.

Total Interest Charges, Net

Total interest charges, net was $65 million for the three months ended September 30, 2010, which represents a $5 million increase compared to the same period in 2009. This increase was primarily due to $5 million higher interest driven by higher average long-term debt outstanding.

Income Tax Expense

Income tax expense increased $10 million for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to the $5 million tax impact of higher pre-tax income and the $3 million impact of tax levelization. PEF’s income tax expense was decreased by $4 million related to the impact of tax levelization for the three months ended September 30, 2010, compared to a decrease of $7 million for the same period in 2009. GAAP requires companies to apply a levelized effective income tax rate to interim periods that is consistent with the estimated annual effective tax rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Because this adjustment will vary each quarter, but will have no effect on net income for the year, management does not consider this adjustment to be representative of PEF’s fundamental core earnings. Therefore, the impact of tax levelization is excluded in computing PEF’s Ongoing Earnings.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

REVENUES

A reconciliation of Base Revenues to GAAP operating revenues, including the percentage change by year and by customer class, for the nine months ended September 30 follows:

(in millions)
Customer Class	2010	Change	% Change	2009
Residential	$808	$102	14.4	$706
Commercial	270	18	7.1	252
Industrial	58	5	9.4	53
Governmental	69	5	7.8	64
Unbilled	24	(4)	-	28
Total retail base revenues	1,229	126	11.4	1,103
Wholesale base revenues	121	(47)	(28.0)	168
Total Base Revenues	1,350	79	6.2	1,271
Clause recoverable regulatory returns	126	66	110.0	60
Miscellaneous	167	28	20.1	139
Fuel and other pass-through revenues	2,422	(120)	-	2,542
Total operating revenues	$4,065	$53	1.3	$4,012

PEF’s total Base Revenues were $1.350 billion and $1.271 billion for the nine months ended September 30, 2010 and 2009, respectively. The $79 million increase in Base Revenues was due primarily to the $67 million favorable impact of weather and the $55 million impact of increased retail base rates from the repowered Bartow Plant (See Note 4B), partially offset by $47 million lower wholesale base revenues. The favorable impact of weather was driven by 74 percent higher heating degree days than 2009. Additionally, heating degree days were 127 percent higher than normal. PEF’s wholesale base revenues were $121 million and $168 million for the nine months ended September 30, 2010 and 2009, respectively. The $47 million decrease was due primarily to an amended contract with a major customer and decreased revenues from a contract that expired in 2009. Given the current economic conditions, PEF does not believe it is likely to replace in the near term wholesale contracts that expired in 2009.

PEF’s clause recoverable regulatory returns increased $66 million in 2010 primarily due to higher returns on ECRC assets due to placing a total of approximately $1 billion of CAIR projects into service in late 2009 and May 2010.  We anticipate this trend of higher returns will continue throughout 2010.

PEF’s miscellaneous revenues increased $28 million in 2010 primarily due to $17 million higher transmission revenues driven by favorable weather and $8 million higher right-of-use revenues related to the use of easements and land.

Fuel and other pass-through revenues include $27 million and $2 million of revenues for the nine months ended September 30, 2010 and 2009, respectively, related to revenue requirements for depreciation and property tax expenses for CAIR projects placed in service.

PEF’s electric energy sales in kWh and the percentage change by customer class for the nine months ended September 30 were as follows:

(in millions of kWh)
Customer Class	2010	Change	% Change	2009
Residential	15,906	1,206	8.2	14,700
Commercial	8,991	84	0.9	8,907
Industrial	2,471	(15)	(0.6)	2,486
Governmental	2,450	41	1.7	2,409
Unbilled	608	(132)	-	740
Total retail kWh sales	30,426	1,184	4.0	29,242
Wholesale	3,217	109	3.5	3,108
Total kWh sales	33,643	1,293	4.0	32,350

The increase in retail kWh sales in 2010 was primarily due to favorable weather as previously discussed.

Wholesale kWh sales have increased primarily due to favorable weather, which resulted in increased deliveries under a certain capacity contract that has high demand and low energy charges. Despite the increase in sales, wholesale base revenues have decreased primarily due to a contract amendment and a contract that expired in 2009, as previously discussed.

EXPENSES

Fuel and Purchased Power

Fuel and purchased power expenses were $2.013 billion for the nine months ended September 30, 2010, which represents a $37 million increase compared to the same period in 2009. Purchased power expense increased $358 million to $761 million primarily due to an increase in the recovery of deferred capacity costs of $264 million resulting from the prior year reduction in capacity revenues due to PEF’s April 2009 election to defer the 2009 recovery of $198 million in nuclear preconstruction costs (See Note 4B) and increased rates. Additionally, purchased power expenses were impacted by increased purchases of $94 million driven by higher system requirements resulting from favorable weather. Fuel used in electric generation decreased $321 million to $1.252 billion primarily due to lower deferred fuel expense of $417 million resulting from lower fuel rates, as previously discussed, partially offset by increased current year fuel costs of $96 million. The increase in current year fuel costs was primarily due to higher system requirements driven by favorable weather. In aggregate, fuel and purchased power expenses increased $15 million due to estimated CR3 joint owner replacement power costs, based on PEF’s current expected return to service (See Note 4B).

Operation and Maintenance

O&M expense was $647 million for the nine months ended September 30, 2010, which represents a $43 million increase compared to the same period in 2009. O&M expense increased primarily due to the $26 million prior-year pension deferral in accordance with a FPSC order, higher Energy Conservation Cost Recovery Clause (ECCR) costs of $15 million driven by higher rates, favorable weather and increased customer usage of load management programs and home improvement incentives, the $9 million prior-year impact of a change in vacation benefits policy, the $5 million impact of changes to an environmental reserve, $4 million higher employee benefits expense, and the $2 million impairment of other assets. These increases are partially offset by $22 million favorable ECRC costs due to lower NOx allowances used resulting from a scrubber placed in service in December 2009 and lower pension expense of $6 million driven by revised actuarial estimates. The ECCR and ECRC expenses are recovered through cost-recovery clauses and, therefore, have no material impact on earnings. Management does not consider impairments to be representative of PEF’s fundamental core earnings. Therefore, the impacts of impairments are excluded in computing PEF’s Ongoing Earnings. In aggregate, O&M expenses primarily recoverable through base rates increased $52 million compared to the same period in 2009.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense was $311 million for the nine months ended September 30, 2010, which represents a $201 million decrease compared to the same period in 2009. Depreciation, amortization and accretion expense decreased primarily due to $147 million lower nuclear cost-recovery amortization, a reduction in the cost of removal component of depreciation expense of $60 million in accordance with the 2010 base rate settlement agreement (See Note 4B) and the lower depreciation rate impact of $26 million, partially offset by the $38 million impact of depreciable asset base increases. The nuclear cost-recovery amortization is recovered through a cost-recovery clause and, therefore, has no material impact on earnings. The lower depreciation rate resulted from a depreciation study in conjunction with the 2009 base rate case. In aggregate, depreciation, amortization and accretion expenses recoverable through base rates and ECRC decreased $54 million compared to the same period in 2009.

Taxes Other Than on Income

Taxes other than on income was $278 million for the nine months ended September 30, 2010, which represents a $14 million increase compared to the same period in 2009. This increase was primarily due to higher property taxes of $10 million resulting primarily from placing the repowered Bartow Plant in service in June 2009.

Total Other Income, Net

Total other income, net was $24 million for the nine months ended September 30, 2010, which represents a $57 million decrease compared to the same period in 2009. This decrease was primarily due to $49 million unfavorable AFUDC equity related to lower eligible construction project costs with the repowered Bartow Plant and CAIR projects being placed in service in mid- and late 2009, respectively.

Total Interest Charges, Net

Total interest charges, net was $192 million for the nine months ended September 30, 2010, which represents a $19 million increase compared to the same period in 2009. This increase was primarily due to $11 million unfavorable AFUDC debt related to lower eligible construction project costs as discussed above and $11 million higher interest driven by higher average long-term debt outstanding.

Income Tax Expense

Income tax expense increased $69 million for the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to the $33 million tax impact of higher pre-tax income, the $19 million impact of the unfavorable AFUDC equity discussed above, the $11 million impact of the prior-year tax benefit related to a deduction triggered by the transfer of previously funded amounts from the nonqualified NDT to the qualified NDT and the $10 million impact of the change in the tax treatment of the Medicare Part D subsidy resulting from federal health care reform enacted earlier in 2010 (See Note 9). AFUDC equity is excluded from the calculation of income tax expense. PEF’s income tax expense was decreased by $2 million for the nine months ended September 30, 2010, and 2009, related to the impact of tax levelization. As previously discussed, management does not consider this adjustment to be representative of PEF’s fundamental core earnings. Additionally, management does not consider the change in the tax treatment of the Medicare Part D subsidy to be representative of PEF’s fundamental core earnings. Accordingly, the impacts of tax levelization and the change in the tax treatment of the Medicare Part D subsidy are excluded in computing PEF’s Ongoing Earnings.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
Other interest expense	$(75)	$(62)	$(225)	$(177)
Other income tax benefit	30	25	88	70
Other expense	(4)	(3)	(9)	(6)
Ongoing Earnings	(49)	(40)	(146)	(113)
Tax levelization	(1)	2	(3)	(3)
CVO mark-to-market	-	3	-	11
Impairment, net of tax	-	-	-	(2)
Discontinued operations attributable to controlling interests, net of tax	(2)	(102)	(2)	(103)
Net loss attributable to controlling interests	$(52)	$(137)	$(151)	$(210)

OTHER INTEREST EXPENSE

Other interest expense increased $13 million and $48 million for the three and nine months ended September 30, 2010, respectively, compared to the same period in 2009, primarily due to higher average debt outstanding.

OTHER INCOME TAX BENEFIT

Other income tax benefit increased $5 million and $18 million for the three and nine months ended September 30, 2010, respectively, compared to the same period in 2009, primarily due to the favorable tax impact of higher pre-tax loss.

ONGOING EARNINGS ADJUSTMENTS

Tax Levelization

GAAP requires companies to apply a levelized effective income tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was decreased by $2 million for the three months ended September 30, 2009, compared to an increase of $1 million for the same period in 2010, and was increased by $3 million for the nine months ended September 30, 2010 and 2009, in order to maintain an effective tax rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Because this adjustment will vary each quarter, but will have no effect on net income for the year, management does not consider this adjustment to be representative of our fundamental core earnings.

CVO Mark-to-Market

At September 30, 2010 and 2009, the contingent value obligations (CVOs) had fair values of approximately $15 million and $23 million, respectively. The unrealized gain/loss recognized due to changes in fair value is recorded in other, net on the Consolidated Statements of Income. Progress Energy recorded an unrealized gain of $3 million for the three months ended September 30, 2009, to record the changes in fair value of the CVOs, which had average unit prices of $0.16 and $0.24 at September 30, 2010 and 2009, respectively. There was no change in the fair value of the CVOs for the three months ended September 30, 2010. Progress Energy recorded an unrealized gain of $11 million for the nine months ended September 30, 2009, to record the changes in fair value of the CVOs. There was no change in the fair value of the CVOs for the nine months ended September 30, 2010. See Note 15 in the 2009 Form 10-K for further information. Because Progress Energy is unable to predict the changes in the fair value of the CVOs, management does not consider this adjustment to be representative of our fundamental core earnings.

Impairment, Net of Tax

We recorded a $3 million impairment of investments during the nine months ended September 30, 2009. The impairment was recorded in other, net on the Consolidated Statements of Income. Management does not consider impairments to be representative of our fundamental core earnings.

Discontinued Operations Attributable to Controlling Interests, Net of Tax

We recognized $2 million and $102 million of loss from discontinued operations attributable to controlling interests, net of tax, for the three months ended September 30, 2010 and 2009, respectively, and $2 million and $103 million for the nine months ended September 30, 2010 and 2009, respectively. We recorded a charge of $101 million to discontinued operations during the three months ended September 30, 2009, as a result of a verdict in a lawsuit against Progress Energy and a number of our Synthetic Fuels subsidiaries and affiliates, which was net of a previously recorded indemnification liability and estimated tax impacts (See Notes 3 and 14C). Management does not consider operating results of discontinued operations to be representative of our fundamental core earnings.

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

The Parent is a holding company and, as such, has no revenue-generating operations of its own. The primary cash needs at the Parent level are our common stock dividend, interest and principal payments on the Parent’s $4.2 billion of senior unsecured debt and potentially funding the Utilities’ capital expenditures through equity contributions. The Parent’s ability to meet these needs is typically funded with dividends from the Utilities generated from their earnings and cash flows, and to a lesser extent, dividends from other subsidiaries; repayment of funds due to the Parent by its subsidiaries; the Parent’s bank facility; and/or the Parent’s ability to access the short-term and long-term debt and equity capital markets. In recent years, rather than paying dividends to the

Parent, the Utilities, to a large extent, have retained their free cash flow to fund their capital expenditures. During 2009, PEC paid a dividend of $200 million to the Parent and PEF received equity contributions of $620 million from the Parent. During the nine months ended September 30, 2010, PEC paid dividends of $75 million and PEF paid dividends of $50 million to the Parent. There are a number of factors that impact the Utilities’ decision or ability to pay dividends to the Parent or to seek equity contributions from the Parent, including capital expenditure decisions and the timing of recovery of fuel and other pass-through costs. Therefore, we cannot predict the level of dividends or equity contributions between the Utilities and the Parent from year to year. The Parent could change its existing common stock dividend policy based upon these and other business factors.

Cash from operations, commercial paper issuance, borrowings under our credit facilities, long-term debt financings, and/or ongoing sales of common stock from our Progress Energy Investor Plus Plan (IPP) and equity incentive plans are expected to fund capital expenditures, long-term debt maturities and common stock dividends for 2010. For the fiscal year 2010, we plan, subject to market conditions, to realize up to $500 million from the sale of stock through ongoing equity sales, of which $419 million has been realized through September 30, 2010 (See “Financing Activities”).

At September 30, 2010, we had combined commitments of $2.030 billion in our revolving credit facilities for the Parent, PEC and PEF that served as back-ups to our commercial paper programs. To the extent amounts were reserved for commercial paper or letters of credit outstanding, they were not available for additional borrowings. At September 30, 2010, the Parent had no outstanding borrowings under its credit facility, no outstanding commercial paper and had issued $32 million of letters of credit, which were supported by the revolving credit facility. At September 30, 2010, PEC and PEF had no outstanding borrowings under their respective credit facilities and no outstanding commercial paper.

On October 15, 2010, PEC and PEF each entered into new $750 million, three-year revolving credit agreements (RCAs) with a syndication of 22 financial institutions. The new $750 million RCAs replaced PEC’s and PEF’s $450 million RCAs, which were set to expire June 28, 2011 and March 28, 2011, respectively. Both $450 million RCAs were terminated effective October 15, 2010. Also on October 15, 2010, the Parent ratably reduced the size of its $1.13 billion credit facility to $500 million with the existing group of 15 financial institutions. As a result of the changes made on October 15, 2010, our combined credit commitments total $2.000 billion, supported by 24 institutions. At October 15, 2010, based on $32 million of outstanding letters of credit supported by the Parent’s RCA, there was a combined $1.968 billion available for additional borrowings. See further discussion of these items in Note 7 and below in “Financing Activities.”

At September 30, 2010, PEC and PEF had limited counterparty mark-to-market exposure for financial commodity hedges (primarily gas and oil hedges) due to spreading our concentration risk over a number of counterparties. In the event of default by a counterparty, the exposure in the transaction is the cost of replacing the agreements at current market rates. At September 30, 2010, the majority of the Utilities’ open financial commodity hedges were in net mark-to-market liability positions. See Note 10A for additional information with regard to our commodity derivatives.

At September 30, 2010, we had limited mark-to-market exposure to certain financial institutions under pay-fixed forward starting swaps to hedge cash flow risk with regard to future financing transactions for the Parent, PEC and PEF. In the event of default by a counterparty, the exposure in the transaction is the cost of replacing the agreements at current market rates. At September 30, 2010, the sums of the Parent’s, PEC’s and PEF’s open pay-fixed forward starting swaps were each in a net mark-to-market liability position. See Note 10B for additional information with regard to our interest rate derivatives.

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

HISTORICAL FOR 2010 AS COMPARED TO 2009

CASH FLOWS FROM OPERATIONS

Net cash provided by operating activities increased $134 million for the nine months ended September 30, 2010, when compared to the same period in the prior year. The increase was primarily due to $229 million lower cash used for inventory, primarily due to a change in generation mix and higher coal consumption as a result of favorable weather that was fulfilled through 2010 usage of inventory from year-end 2009, a $136 million increase from accounts payable, primarily driven by the timing of payments to vendors for increased purchases of fuel and purchased power resulting from outages and favorable weather, a $102 million reduction in pension plan funding compared to the prior year and a $60 million increase related to prior year payments to lock interest rates on 2009 debt issuances. These impacts were partially offset by a $238 million use of cash to meet derivative collateral requirements and a $153 million decrease from receivables, primarily driven by favorable weather.

INVESTING ACTIVITIES

Net cash used by investing activities decreased by $19 million for the nine months ended September 30, 2010, when compared to the same period in the prior year. This decrease was primarily due to $295 million lower capital expenditures at PEF primarily related to environmental compliance and nuclear projects and $18 million insurance proceeds for repair costs related to the CR3 delamination event, partially offset by $292 million higher capital expenditures at PEC primarily related to the Wayne County and New Hanover County projects (See Note 4A) and at our Harris generating station.

FINANCING ACTIVITIES

Net cash provided by financing activities decreased by $162 million for the nine months ended September 30, 2010, when compared to the same period in the prior year. The decrease was primarily due to a $746 million decrease in proceeds from long-term debt issuances, net primarily due to PEF’s $591 million proceeds from long-term debt issuances in 2010 compared to $1.337 billion proceeds from long-term debt issuances at the Parent and PEC in 2009; a $138 million decrease in net issuance of common stock, primarily related to the Parent’s January 2009 common stock offering and a $15 million increase in dividends paid on common stock. These impacts were partially offset by a $760 million decrease in repayments of short-term debt driven by commercial paper and revolving credit agreement repayments in 2009. A discussion of our 2010 financing activities follows.

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

On October 15, 2010, PEC and PEF each entered into new $750 million, three-year RCAs with a syndication of 22 financial institutions. The RCAs will be used to provide liquidity support for PEC’s and PEF’s issuances of commercial paper and other short-term obligations, and for general corporate purposes. The RCAs will expire on October 15, 2013. The new $750 million RCAs replaced PEC’s and PEF’s $450 million RCAs, which were set to expire June 28, 2011 and March 28, 2011, respectively. Both $450 million RCAs were terminated effective October 15, 2010. Fees and interest rates under the new RCAs are to be determined based upon the respective credit ratings of PEC’s and PEF’s long-term unsecured senior noncredit-enhanced debt, as rated by Moody’s Investor Services, Inc. (Moody’s) and Standard and Poor’s Rating Services (S&P). Fees and interest rates under the new facilities are not expected to materially increase interest expense. The RCAs include defined maximum total debt to capital ratios of 65 percent. We are currently in compliance and expect to continue to be in compliance with these covenants. The RCAs also contain various cross-default and other acceleration provisions, including a cross-default provision for defaults of indebtedness in excess of $35 million. PEC’s and PEF’s cross-default provisions can be triggered only by defaults of indebtedness by PEC and its subsidiaries and PEF, respectively, not each other or other affiliates of PEC and PEF. The RCAs do not include material adverse change representations for borrowings or financial covenants for interest coverage.

Also on October 15, 2010, the Parent ratably reduced the size of its $1.130 billion credit facility to $500 million with the existing group of 15 financial institutions. We expect to renew the Parent’s credit facility prior to its May 2012 expiration. As a result of the changes made on October 15, 2010, our combined credit commitments total $2.000 billion, supported by 24 financial institutions.

At December 31, 2009, we had 500 million shares of common stock authorized under our charter, of which 281 million shares were outstanding. For the three and nine months ended September 30, 2010, respectively, we issued approximately 0.3 million and 11.8 million shares of common stock through the IPP and equity incentive plans resulting in approximately $14 million and $419 million in net proceeds. For the three and nine months ended September 30, 2009, respectively, we issued approximately 0.3 million and 15.8 million shares of common stock resulting in approximately $12 million and $557 million in net proceeds. Included in these amounts were 14.4 million shares issued in an underwritten public offering for net proceeds of approximately $523 million.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

The Utilities produce substantially all of our consolidated cash from operations. We anticipate that the Utilities will continue to produce substantially all of the consolidated cash flows from operations over the next several years. Our discontinued synthetic fuels operations historically produced significant net earnings from the generation of tax credits (See “Other Matters – Synthetic Fuels Tax Credits”). A portion of these tax credits has yet to be realized in cash due to the difference in timing of when tax credits are recognized for financial reporting purposes and realized for tax purposes. At September 30, 2010, we have carried forward $804 million of deferred tax credits. Realization of these tax credits is dependent upon our future taxable income, which is expected to be generated primarily by the Utilities.

We expect to be able to meet our future liquidity needs through cash from operations, commercial paper issuance, availability under our credit facilities, long-term debt financings and equity offerings, including periodic ongoing sales of common stock from our IPP and employee benefit and stock option plans.

Credit rating downgrades could negatively impact our ability to access the capital markets and respond to major events such as hurricanes. Our cost of capital could also be higher, which could ultimately increase prices for our customers. The downgrade of PEF’s senior unsecured credit rating by Moody’s on April 9, 2010, resulted in increases in PEF’s RCA facility fees and an immaterial increase in PEF’s interest expense. It is important for us to maintain our credit ratings and have access to the capital markets in order to reliably serve customers, invest in capital improvements and prepare for our customers’ future energy needs (See Item 1A, “Risk Factors” to 2009 Form 10-K).

We issue commercial paper to meet short-term liquidity needs. If liquidity conditions deteriorate and negatively impact the commercial paper market, we will need to evaluate other, potentially more expensive, options for meeting our short-term liquidity needs, which may include borrowing under our RCAs, issuing short-term notes, issuing long-term debt and/or issuing equity.

On October 15, 2010, PEC and PEF entered into new three-year RCAs. The Parent’s RCA will expire in May 2012, with the exception of approximately $22 million that will expire in May 2011. We expect to enter a new Parent credit facility prior to its May 2012 expiration. In the event we enter into a new credit facility, we cannot predict the terms, prices, duration or participants in such facility.

Progress Energy and its subsidiaries have approximately $12.641 billion in outstanding long-term debt, including the $1.005 billion current portion. Currently, approximately $860 million of the Utilities’ debt obligations, approximately $620 million at PEC and approximately $240 million at PEF, are tax-exempt auction rate securities insured by bond insurance. These tax-exempt bonds have experienced and continue to experience failed auctions. Assuming the failed auctions persist, future interest rate resets on our tax-exempt auction rate bond portfolio will be dependent on the volatility experienced in the indices that dictate our interest rate resets and/or rating agency actions that may lower our tax-exempt bond ratings. In the event of a one notch downgrade of PEC’s and/or PEF’s senior secured debt rating by S&P, the ratings of such utility’s tax-exempt bonds would be below A-, most likely resulting in higher future interest rate resets. In the event of a one notch downgrade by Moody’s, PEC’s and PEF’s tax-exempt bonds will continue to be rated at or above A3. We will continue to monitor this market and evaluate options to mitigate our exposure to future volatility.

The performance of the capital markets affects the values of the assets held in trust to satisfy future obligations under our defined benefit pension plans. Although a number of factors impact our pension funding requirements, a decline in the market value of these assets may significantly increase the future funding requirements of the obligations under our defined benefit pension plans. We expect to make at least $229 million of contributions directly to pension plan assets in 2010 and contributed $119 million during the nine months ended September 30, 2010 (See Note 9).

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

Certain of our hedge agreements may result in the receipt of, or posting of, derivative collateral with our counterparties, depending on the daily derivative position. Fluctuations in commodity prices that lead to our return of collateral received and/or our posting of collateral with our counterparties negatively impact our liquidity. Substantially all derivative commodity instrument positions are subject to retail regulatory treatment. After settlement of the derivatives and consumption of the fuel, any realized gains or losses are passed through the fuel cost-recovery clause. Changes in natural gas prices and settlements of financial hedge agreements since December 31, 2009, have impacted the amount of collateral posted with counterparties. At September 30, 2010, we had posted approximately $223 million of cash collateral compared to $146 million of cash collateral posted at December 31, 2009. The majority of our financial hedge agreements will settle in 2010 and 2011. Additional commodity market price decreases could result in significant increases in the derivative collateral that we are required to post with counterparties. We continually monitor our derivative positions in relation to market price activity. As discussed in Note 10C, credit rating downgrades could also require us to post additional cash collateral for commodity hedges in a liability position as certain derivative instruments require us to post collateral on liability positions based on our credit ratings.

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

At September 30, 2010, the current portion of our long-term debt was $1.005 billion (including $300 million at PEF and $5 million at PEC). We expect to fund the Parent’s $700 million March 2011 long-term debt maturity with proceeds from long-term debt, including a portion of the remaining proceeds from the Parent’s November 2009 $950 million long-term debt issuance. We expect to fund the remaining current portion of long-term debt with a combination of cash from operations, commercial paper borrowings and/or long-term debt.

REGULATORY MATTERS AND RECOVERY OF COSTS

Regulatory matters, including nuclear cost recovery, as discussed in Note 4 and “Other Matters – Regulatory Environment,” and filings for recovery of environmental costs, as discussed in Note 13 and in “Other Matters – Environmental Matters,” may impact our future liquidity and financing activities. The impacts of these matters, including the timing of recoveries from ratepayers, can be both a source of and a use of future liquidity resources. Regulatory developments expected to have a material impact on our liquidity are discussed below.

As discussed further in Note 4 and in “Other Matters – Regulatory Environment,” the North Carolina, South Carolina and Florida legislatures passed energy legislation that became law in recent years. These laws may impact our liquidity over the long term, including among others, provisions regarding cost recovery, mandated renewable portfolio standards, DSM and EE.

PEC Cost-Recovery Clause

On June 23, 2010, the Public Service Commission of South Carolina (SCPSC) approved PEC’s request for a decrease in the fuel rate charged to its South Carolina ratepayers. The $17 million decrease effective July 1, 2010, is driven by declining fuel prices.

On June 4, 2010, PEC filed with the North Carolina Utilities Commission (NCUC) for a decrease in the fuel rate charged to its North Carolina ratepayers. If approved, the $170 million decrease would be effective December 1, 2010. This decrease is also driven by declining fuel prices.

On June 4, 2010, PEC filed with the NCUC for an increase in the DSM and EE rate charges to its North Carolina ratepayers. If approved, the $31 million increase would be effective December 1, 2010. We cannot predict the outcome of this matter.

PEC Other Matters

On October 13, 2008, the NCUC issued a Certificate of Public Convenience and Necessity allowing PEC to proceed with plans to construct an approximately 600-megawatt (MW) combined cycle dual fuel-capable generating facility at its Richmond County generation site to provide additional generating and transmission capacity to meet the growing energy demands of southern and eastern North Carolina. PEC projects that the generating facility and related transmission will be in service by June 2011.

On October 22, 2009, the NCUC issued its order granting PEC a Certificate of Public Convenience and Necessity to construct a 950-MW combined cycle natural gas-fueled electric generating facility at a site in Wayne County, N.C. PEC projects that the generating facility will be in service by January 2013.

On December 1, 2009, PEC filed with the NCUC a plan to retire no later than December 31, 2017, all of its coal-fired generating facilities in North Carolina that do not have scrubbers. These facilities total approximately 1,500 MW at four sites. PEC intends to continue to depreciate these units using the current depreciation rates on file with the NCUC and the SCPSC until PEC completes and files a new depreciation study. On September 13, 2010, PEC filed its 15-year Integrated Resource Plan (the IRP) with the NCUC and SCPSC, which accelerated the expected retirement schedule of the four coal-fired generating facilities to no later than December 31, 2014.

On June 9, 2010, the NCUC issued its order granting PEC a Certificate of Public Convenience and Necessity to construct a 620-MW combined cycle natural gas-fueled electric generating facility at a site in New Hanover County, N.C., to replace the existing coal-fired generation at this site. PEC projects that the generating facility will be in service by late 2013 or early 2014.

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

On June 1, 2010, the FPSC approved a settlement agreement between PEF and the interveners, with the exception of the Florida Association for Fairness in Ratemaking, to the 2009 rate case and to the accounting order. As part of the settlement, PEF withdrew its motion for reconsideration of the rate case order and its accounting order petition. Among other provisions, under the terms of the settlement agreement, PEF will maintain base rates at current levels through the last billing cycle of 2012. The settlement agreement also provides that PEF will have the discretion to reduce depreciation expense (cost of removal component) by up to $150 million in 2010, up to $250 million in 2011, and up to any remaining balance in the cost of removal component of the depreciation reserve in 2012 until the earlier of (a) PEF’s applicable cost of removal reserve reaches zero, or (b) the expiration of the settlement agreement at the end of 2012. In the event PEF reduces depreciation expense by less than the annual amounts for 2010 or 2011, PEF may carry forward (i.e., increase the annual cap by) any unused cost of removal reserve amounts in subsequent years during the term of the agreement. The balance of the cost of removal reserve is impacted by accruals in accordance with PEF’s latest depreciation study, removal costs expended and reductions in depreciation expense as permitted by the settlement agreement. For the three and nine months ended September 30, 2010, PEF recognized a $50 million and a $60 million reduction in depreciation expense pursuant to the settlement agreement. PEF’s applicable cost of removal reserve of $466 million is recorded as a regulatory liability on its September 30, 2010 Balance Sheet. The settlement agreement also provides that if PEF’s actual retail base rate earnings fall below a 9.5 percent ROE on an adjusted or pro forma basis, as reported on a historical 12-month basis during the term of the agreement, PEF may seek general, limited or interim base rate relief, or any combination thereof. Prior to requesting any such relief, PEF must have reflected on its referenced surveillance report associated depreciation expense reductions of at least $150 million. The settlement agreement does not preclude PEF from requesting the FPSC to approve the recovery of costs (a) that are of a type which traditionally and historically would be, have been or are presently recovered through cost-recovery clauses or surcharges, or (b) that are incremental costs not currently recovered in base rates, which the legislature or FPSC determines are clause recoverable, or (c) which are recoverable through base rates under the nuclear cost-recovery legislation or the FPSC’s nuclear cost-recovery rule. PEF also may, at its discretion, accelerate in whole or in part the amortization of certain regulatory assets over the term of the settlement agreement. Finally, PEF will be allowed to recover the costs of named storms on an expedited basis. Specifically, 60 days following the filing of a cost-recovery petition with the FPSC and based on a 12-month recovery period, PEF can begin recovery, subject to refund, through a surcharge of up to $4.00 per 1,000 kWh on monthly residential customer bills for storm costs. In the event the storm costs exceed that level, any excess additional costs will be deferred and recovered in a subsequent year or years as determined by the FPSC. Additionally, the order approving the settlement agreement allows PEF to use the surcharge to replenish the storm damage reserve to $136 million, the level as of June 1, 2010, after storm costs are fully recovered.

PEF Fuel Cost Recovery

On September 1, 2010, PEF filed a request with the FPSC to seek approval to decrease the total fuel cost-recovery by $83 million, reducing the residential rate by $3.28 per 1,000 kWh, or 2.6 percent effective January 1, 2011. This decrease is due to a decrease of $5.14 per 1,000 kWh for the projected recovery through the Capacity Cost-Recovery Clause (CCRC), partially offset by an increase of $1.86 per 1,000 kWh for the projected recovery of fuel costs. The decrease in the CCRC is primarily due to the refund of a prior period over-recovery as a result of higher than expected sales in 2010 and lower anticipated costs associated with PEF’s proposed Levy Units 1 and 2 nuclear power plants in 2011 (See “Other Matters - Nuclear - Potential New Construction”). The increase in the projected recovery of fuel costs is due to under-recovery of 2010 fuel costs, partially offset by lower expected 2011 fuel costs. On November 2, 2010, the FPSC approved PEF’s CCRC residential rate. Also on November 2, 2010, PEF agreed to file revised fuel projections with the FPSC on or before November 10, 2010, to reflect PEF’s most up-to-date fuel forecast. In addition, the FPSC requested PEF file fuel recovery factors with scenarios varying the timing of recovering the CR3 replacement power costs through differing assumptions of the percentage to be collected in 2011 and thereafter. The FPSC is expected to vote on these supplemental filings at the FPSC's November 30, 2010 Agenda Conference for implementation of new fuel factors in January 2011. We cannot predict the outcome of this matter.

PEF Nuclear Cost Recovery

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

In 2009, pursuant to the FPSC nuclear cost-recovery rule, PEF filed a petition to recover $446 million through the CCRC, which primarily consisted of preconstruction and carrying costs incurred or anticipated to be incurred during 2009 and the projected 2010 costs associated with the Levy and CR3 uprate projects. In an effort to help mitigate the initial price impact on its customers, as part of its filing, PEF proposed collecting certain costs over a five-year period, with associated carrying costs on the unrecovered balance. The FPSC approved the alternate proposal allowing PEF to recover revenue requirements associated with the nuclear cost-recovery clause through the CCRC beginning with the first billing cycle of January 2010. The remainder, with minor adjustments, will also be recovered through the CCRC. In adopting PEF’s proposed rate management plan for 2010, the FPSC permitted PEF to annually reconsider changes to the recovery of deferred amounts to afford greater flexibility to manage future rate impacts. The rate management plan included the 2009 reclassification to the nuclear cost-recovery clause regulatory asset of $198 million of capacity revenues and the accelerated amortization of $76 million of preconstruction costs. The cumulative amount of $274 million was recorded as a nuclear cost-recovery regulatory asset at December 31, 2009, and is projected to be recovered by 2014.

On April 30, 2010, PEF filed its annual nuclear cost-recovery filing with the FPSC to recover $164 million, which includes recovery of preconstruction, carrying and CCRC-recoverable O&M costs incurred or anticipated to be incurred during 2011, recovery of $60 million of the 2009 deferral in 2011, as well as the estimated actual true-up of 2010 costs associated with the Levy and CR3 uprate projects. This results in an estimated decrease in the nuclear cost-recovery charge of $1.46 per 1,000 kWh for residential customers beginning with the first January 2011 billing cycle. On October 26, 2010, the FPSC approved PEF’s request for recovery of these costs in 2011 and deferred a determination concerning the prudence of the 2009 CR3 uprate costs until the 2011 Nuclear Cost Recovery proceeding.

CR3 Outage

In September 2009, CR3 began an outage for normal refueling and maintenance as well as its uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, we discovered a delamination within the concrete of the outer wall of the containment structure, which has resulted in an extension of the outage.

PEF maintains insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at CR3 through Nuclear Electric Insurance Limited (NEIL). This program provides insurance coverage, with a 12-week deductible period, for 52 weeks in the amount of $4.5 million per week. An additional 71 weeks of coverage is provided at 80 percent of the above weekly amount. PEF also maintains insurance coverage through an accidental property damage program, which provides insurance coverage with a $10 million deductible per claim. PEF notified NEIL of the claim related to the CR3 delamination event on October 15, 2009. NEIL has confirmed that the CR3 delamination event is a covered accident. PEF is continuing to work with NEIL for recovery of applicable repair costs and associated replacement power costs.

At September 30, 2010, PEF has recorded a $49 million receivable for insurance related to replacement power on its Balance Sheet, which represents $112 million in replacement power accrued subsequent to the end of the deductible period less $63 million of replacement power insurance proceeds received from NEIL. The $112 million accrued for replacement power reduced the deferred fuel cost regulatory asset related to the extension of the CR3 outage to $125 million at September 30, 2010. PEF has incurred $117 million in repair costs through September 30, 2010. At September 30, 2010, PEF has recorded a $75 million net receivable for insurance related to repair costs on its Balance Sheet, which represents the $117 million in repair costs less the $10 million deductible, $18 million applicable repair cost insurance proceeds received to date from NEIL and costs not recoverable through insurance. Additional replacement power costs and repair and maintenance costs incurred until CR3 is returned to service could be material. PEF considers replacement power and capital costs not recoverable through insurance to be recoverable through its fuel cost-recovery clause or base rates. PEF requested, and the FPSC approved, the creation of a separate spin-off docket to review the prudence and costs related to the CR3 outage (See Note 4B).

We cannot predict the outcome of this matter.

PEF Demand-Side Management Cost Recovery

On December 30, 2009, the FPSC ordered PEF and other Florida utilities to adopt DSM goals based on enhanced measures, which will result in significantly higher conservation goals. Under the order, PEF’s aggregate conservation goals over the next 10 years were: 1,183 Summer MW, 1,072 Winter MW, and 3,488 gigawatt-hours (GWh). PEF filed with the FPSC a motion for reconsideration to correct what we believed were oversights or errors. The FPSC subsequently revised the aggregate goals to 1,134 Summer MW, 1,058 Winter MW, and 3,205 GWh over the next 10 years. On March 30, 2010, PEF filed a petition for approval of its proposed DSM plan and to authorize cost recovery through the ECCR. On September 14, 2010, the FPSC held an agenda conference to approve PEF’s petition for the DSM plan. The FPSC ruled that while PEF’s proposed DSM plan met the cumulative, 10-year DSM goals set by the FPSC, the plan did not meet the annual DSM goals. On October 4, 2010, the FPSC denied PEF’s petition for the DSM plan, approved PEF’s solar pilot programs, and required PEF to file a revised proposed DSM plan that meets the annual goals set by the FPSC. PEF will file a revised proposed DSM plan by November 29, 2010. We cannot predict the outcome of this matter.

PEF Other Matters

On November 1, 2010, the FPSC approved PEF's request to decrease the ECRC by $37 million, reducing the residential rate by $1.02 per 1,000 kWh, or 0.8 percent, effective January 1, 2011. The decrease in the ECRC is primarily due to the 2010 base rate decision, which reduced the clean air project depreciation and return rates, and the refund of a prior period over-recovery as a result of higher than expected sales in 2010.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Our off-balance sheet arrangements and contractual obligations are described below.

GUARANTEES

At September 30, 2010, our guarantees have not changed materially from what was reported in the 2009 Form 10-K.

MARKET RISK AND DERIVATIVES

Under our risk management policy, we may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 10 and Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of market risk and derivatives.

CONTRACTUAL OBLIGATIONS

As part of our ordinary course of business, we and the Utilities enter into various long- and short-term contracts for fuel requirements at our generating plants. Significant changes from the commitment amounts reported in Note 22A in the 2009 Form 10-K can result from new contracts, changes in existing contracts, and the impact of fluctuations in current estimates of future market prices for those contracts that are market price indexed. In most cases, these contracts contain provisions for price adjustments, minimum purchase levels and other financial commitments. Additional commitments for fuel and related transportation will be required to supply the Utilities’ future needs. At September 30, 2010, our and the Utilities’ contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2009 Form 10-K except as discussed below.

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

On October 1, 2010, PEC entered into long-term service agreements for its Richmond County, N.C., Wayne County, N.C., and New Hanover County, N.C., generating facilities discussed in Note 4A, covering projected maintenance events for each facility through 2033, 2028 and 2029, respectively. The total cost to PEC associated with these agreements is estimated to be approximately $379 million over the term of the agreements, including an immaterial amount, $13 million, $27 million and $339 million, respectively, for less than one year, one to three years, three to five years and more than five years from December 31, 2009.

PEF

PEF’s construction obligations included in Note 22A to the 2009 Form 10-K, which were primarily comprised of contractual obligations related to the Levy Engineering, Procurement, and Construction (EPC) agreement, totaled $1.455 billion, $2.981 billion, $2.818 billion and $1.543 billion, respectively, for less than one year, one to three years, three to five years and more than five years from December 31, 2009. As disclosed in “Other Matters – Nuclear – Potential New Construction,” we executed an amendment to the Levy EPC agreement in 2010 because of the schedule shifts and will postpone major construction activities on the project until after the NRC issues the combined license (COL), which is expected to be in late 2012 if the licensing schedule remains on track. Therefore, we will defer substantially all expenditures under the EPC agreement until the COL is received. Because we have executed an amendment to the EPC agreement and anticipate negotiating additional amendments upon receipt of the COL, we cannot currently predict the timing of when those obligations will be satisfied or the magnitude of any change. Additionally, in light of the schedule shifts in the Levy project, PEF may incur fees and charges related to the disposition of outstanding purchase orders on long lead time equipment for the Levy nuclear project, which could be material. In June 2010, PEF completed its long lead time equipment disposition analysis to minimize the impact associated with the schedule shift. As a result of the analysis, PEF will continue with selected components of the long lead time equipment. Work will be suspended on the remaining long lead time equipment items and PEF will be in suspension negotiations with the selected equipment vendors in the coming months. In its April 30, 2010 nuclear cost-recovery filing, PEF included for rate-making purposes a point estimate of potential Levy disposition fees and charges of $50 million, subject to true-up. However, the amount of disposition fees and charges, if any, cannot be determined until suspension negotiations are completed. We cannot predict the outcome of this matter.

On June 30, 2010, PEF entered into a long-term service agreement for the Hines Energy Complex covering scheduled maintenance events through 2029. The total cost to PEF associated with this agreement is estimated to be approximately $390 million over the term of the agreement, including $7 million, $51 million, $39 million and $293 million, respectively, for less than one year, one to three years, three to five years and more than five years from December 31, 2009.

OTHER MATTERS

GOODWILL

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of our goodwill is allocated to our utility segments and our goodwill impairment tests are performed at the utility segment level. The carrying amounts of goodwill at September 30, 2010 and December 31, 2009, for reportable segments PEC and PEF, were $1.922 billion and $1.733 billion, respectively. We perform our annual impairment tests as of April 1 each year. During the second quarter of 2010, we completed the required 2010 annual tests, which indicated the goodwill was not impaired. If the fair values of PEC and PEF had been lower by 10 percent, there still would be no impact on the reported value of their goodwill.

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

To our knowledge, there is currently no enacted or proposed legislation in North Carolina, South Carolina or Florida that would give retail ratepayers the right to choose their electricity provider or otherwise restructure or deregulate the electric industry. We cannot anticipate if any of these states will move to increase retail competition in the electric industry.

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

Through September 30, 2010, we have incurred $81 million of allowable, 50 percent reimbursable, smart grid project costs, and have submitted to the DOE requests for reimbursement of $38 million, of which we have received $30 million reimbursement.

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

The North Carolina Renewable Energy and Energy Efficiency Portfolio Standard (NC REPS) requires PEC to file an annual compliance report with the NCUC demonstrating the actions it has taken to comply with the NC REPS requirement. The rules measure compliance with the NC REPS requirement via renewable energy certificates (REC) earned after January 1, 2008. North Carolina electric power suppliers with a renewable energy compliance obligation, including PEC, are participating in the REC tracking system, which came online July 1, 2010. North

Carolina law mandates that utilities achieve a targeted amount of energy from specified renewable energy resources or implementation of energy-efficiency measures beginning with a 3 percent requirement in 2012 escalating to 12.5 percent in 2021. PEC expects to be in compliance with this requirement.

Florida energy law enacted in 2008 includes provisions that required the FPSC to develop a renewable portfolio standard that the FPSC would present to the legislature for ratification in 2009 and also includes provisions that direct the Florida Department of Environmental Protection (FDEP) to develop rules establishing a cap-and-trade program to regulate GHG emissions that the FDEP would present to the legislature no earlier than January 2010 for ratification by the legislature. To date, the Florida legislature has not ratified or enacted any renewable portfolio standard or cap-and-trade rules or programs. Until these agency actions are finalized, we cannot predict the costs of complying with the law.

In 2007, the governor of Florida issued executive orders to address reduction of GHG emissions. The executive orders include adoption of a maximum allowable emissions level of GHGs for Florida utilities, which will require, at a minimum, the following three reduction milestones: by 2017, emissions not greater than Year 2000 utility sector emissions; by 2025, emissions not greater than Year 1990 utility sector emissions; and by 2050, emissions not greater than 20 percent of Year 1990 utility sector emissions. Rulemaking is expected to continue and the rule requires legislative ratification before implementation.

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

We are actively pursuing expansion of our DSM and EE programs because energy efficiency is one of the most effective ways to reduce energy costs, offset the need for new power plants and protect the environment. DSM programs include programs and initiatives that shift the timing of electricity use from peak to nonpeak periods, such as load management, electricity system and operating controls, direct load control, interruptible load, and electric system equipment and operating controls. Our previously discussed smart grid projects will aid in these initiatives. EE programs include any equipment, physical or program change that results in less energy used to perform the same function. We provide our residential customers with home energy audits and offer EE programs that provide incentives for customers to implement measures that reduce energy use. For business customers, we also provide energy audits and other tools, including an interactive Internet Website with online calculators, programs and efficiency tips, to help them reduce their energy use.

We are actively engaged in a variety of alternative energy projects to pursue the generation of electricity from swine waste and other plant or animal sources, biomass, solar, hydrogen and landfill-gas technologies. Among our projects, we have executed contracts to purchase approximately 300 MW of electricity generated from biomass. This number includes 86 MW of biomass toward compliance with NC REPS. The majority of these projects should be online within the next five years. In addition, we have executed purchased power agreements for approximately 11 MW of electricity generated from solar photovoltaic generation as part of the NC REPS. Approximately half of these projects are online and the remainder should be online by the end of 2011. Additionally, customers across our service territory have connected approximately 4 MW of solar photovoltaic energy systems to our grid. In June 2009, we expanded our solar energy strategy to include a range of new solar incentives and programs, which are expected to increase our use of solar energy by more than 100 MW over the next decade.

In the coming years, we will continue to invest in existing nuclear plants and evaluate plans for building or co-owning new generating plants. Due to the anticipated long-term growth in our service territories, retirement of existing coal generation and potential changes in environmental regulations, we estimate that we will require new generation facilities in both Florida and the Carolinas in the first half of the next decade. In addition to nuclear generation, we are evaluating natural gas-fired plants, renewable generation resources, energy-efficiency initiatives and economic purchased power to meet this increased need. At this time, no definitive decisions have been made to construct or when to construct our proposed new nuclear plants (See “Nuclear – Potential New Construction”) or to acquire new generation from another utility’s regional nuclear project. In the near term, we will focus our efforts on modernizing the power system and pursuing all elements of a balanced portfolio while looking to new nuclear capacity as a critical part of the long-term mix.

In 2009, PEC announced a coal-to-gas modernization strategy whereby the 11 remaining coal-fired generating facilities in North Carolina that do not have scrubbers would be retired prior to the end of their useful lives and their approximately 1,500 MW of generating capacity replaced with new natural gas-fueled facilities. The original strategy called for the retirement of the coal-fired units by the end of 2017; however, we currently expect the plants will be retired no later than the end of 2014. PEC has received approval from the NCUC for construction of a 950-MW natural gas-fueled generating facility at a site in Wayne County, N.C., to be placed in service in January 2013. PEC has also received approval from the NCUC to construct a 620-MW natural gas-fueled generating facility at a site in New Hanover County, N.C., to replace the existing coal-fired generation at this site. The facility is projected to be placed in service in late 2013 or early 2014. After 2014, PEC will continue to operate its Roxboro, Mayo and Asheville coal-fired plants in North Carolina, which have state-of-the-art emission controls. Emissions of NOx, sulfur dioxide (SO2), mercury and other pollutants have been reduced significantly at these sites.

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

In September 2009, CR3 began an outage for normal refueling and maintenance as well as its uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, we discovered a delamination within the concrete of the outer wall of the containment structure, which has resulted in an extension of the outage. After a comprehensive analysis, we have determined that the concrete delamination at CR3 was caused by redistribution of stresses on the containment wall that occurred when we created an opening to accommodate the replacement of the unit’s steam generators. We are pursuing a detailed repair plan that would achieve the unit’s return to service near the end of the fourth quarter of 2010. The actual return to service date will be determined by a number of factors, including regulatory reviews with the NRC and other agencies as appropriate, emergent work, final engineering designs and testing, weather and other developments (See Note 4B).

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

On July 30, 2008, PEF filed its COL application with the NRC for two reactors, which was docketed, or accepted for review, by the NRC on October 6, 2008. Docketing the application does not preclude additional requests for information as the review proceeds, nor does it indicate whether the NRC will issue the license. PEF also completed and submitted a Limited Work Authorization request for Levy concurrent with the COL application. On February 24, 2009, PEF received the NRC’s schedule for review and approval of the COL. One joint petition to intervene in the licensing proceeding was filed with the NRC within the 60-day notice period by the Green Party of Florida, the Nuclear Information and Resource Service and the Ecology Party of Florida. On April 20-21, 2009, the Atomic Safety Licensing Board (ASLB) heard oral arguments on whether any of the joint interveners’ proposed contentions will be admitted in the Levy COL proceeding. On July 8, 2009, the ASLB issued a decision accepting three of the 12 contentions submitted. The admitted contentions involved questions about the potential safety and environmental impact of storage of low-level radioactive waste, the potential impacts of plant construction and operation on the aquifer and surrounding waters and the potential impact of salt water drift from cooling tower operation. In April 2010, the ASLB dismissed the contention regarding the safety of storage of low-level radioactive waste; however, interveners have resubmitted their contention regarding the potential safety of storage of low-level waste, which is being considered by the ASLB. PEF’s appeal of the ASLB’s 2009 decision was denied and a hearing on the remaining contentions will be conducted in 2012. Other COL applicants have received similar petitions raising similar potential contentions. We cannot predict the outcome of this matter.

PEF’s initial schedule anticipated performing certain site work pursuant to the Limited Work Authorization prior to COL receipt. However, in 2009, the NRC Staff determined that certain schedule-critical work that PEF had proposed to perform within the scope of the Limited Work Authorization will not be authorized until the NRC issues the COL. Consequently, excavation and foundation preparation work will be shifted until after COL issuance. This factor alone resulted in a minimum 20-month schedule shift later than the originally anticipated timeframe. Since then, regulatory and economic conditions have changed, resulting in additional schedule shifts. These conditions include the permitting and licensing process, national and state economic conditions, recent FPSC DSM goals and the resulting impact on ratepayers, and other FPSC decisions. Uncertainty regarding PEF’s access to capital on reasonable terms and increasing uncertainty surrounding carbon regulation and its costs could be other factors to affect the Levy schedule.

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

The total escalated cost for the two generating units was estimated in PEF’s petition for the Determination of Need for Levy to be approximately $14 billion. This total cost estimate included land, plant components, financing costs, construction, labor, regulatory fees and the initial core for the two units. An additional $3 billion was estimated for the necessary transmission equipment and approximately 200 miles of transmission lines associated with the project. PEF’s 2010 nuclear cost-recovery filing included an updated analysis that demonstrated continued feasibility of the Levy project with PEF’s current estimated range of total escalated cost, including transmission, of $17.2 billion to $22.5 billion. The filed estimated cost range primarily reflects cost escalation resulting from the schedule shifts. Many factors will affect the total cost of the project and once PEF receives the COL, it will further refine the project timeline and budget. As previously discussed, we continue to evaluate the Levy project on an ongoing basis.

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

In 2008, PEF sought and received approval from the FPSC to recover Levy preconstruction and carrying charges of $357 million as well as site selection costs of $38 million through the 2009 CCRC. In 2009, PEF received approval to defer until 2010 the recovery of $198 million of these costs. On October 16, 2009, the FPSC approved the recovery of $201 million of preconstruction costs, carrying costs and incremental O&M incurred or anticipated to be incurred during 2009 and the projected 2010 costs associated with Levy as part of the total $207 million FPSC-approved recovery of nuclear costs through the 2010 CCRC (See Note 4B). On April 30, 2010, PEF filed its annual nuclear cost-recovery filing with the FPSC to recover $164 million, which includes recovery of preconstruction, carrying and CCRC recoverable O&M costs incurred or anticipated to be incurred during 2011, recovery of $60 million of the 2009 deferral in 2011, as well as the estimated actual true-up of 2010 costs associated with the Levy and CR3 uprate projects. This results in a decrease in the nuclear cost-recovery charge of $1.46 per 1,000 kWh for residential customers beginning with the first January 2011 billing cycle. On October 26, 2010, the FPSC approved PEF’s request for recovery of these costs in 2011 and deferred a determination concerning the prudence of the 2009 CR3 uprate costs until the 2011 Nuclear Cost Recovery proceeding.

In 2006, we announced that PEC selected a site at the Shearon Harris Nuclear Plant (Harris) to evaluate for possible future nuclear expansion. We selected the Westinghouse Electric AP1000 reactor design as the technology upon which to base PEC’s application submission. On February 19, 2008, PEC filed its COL application with the NRC for two additional reactors at Harris, which the NRC docketed on April 17, 2008. No petitions to intervene have been admitted in the Harris COL application. If we receive approval from the NRC and applicable state agencies, and if the decisions to build are made, a new plant would not be online until the middle of the next decade (See “Energy Demand” above).

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

See Note 14C for information about the complaint filed by the Utilities in the United States Court of Federal Claims against the DOE for its failure to fulfill its contractual obligation to receive spent fuel from nuclear plants. Failure to open the Yucca Mountain or other facility would leave the DOE open to further claims by utilities.

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

There are presently several sites with respect to which we have been notified of our potential liability by the EPA, the state of North Carolina, the state of Florida or potentially responsible parties (PRP) groups. Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. PEC and PEF are each PRPs at several manufactured gas plant (MGP) sites. We are also currently in the process of assessing potential costs and exposures at other sites. These costs are eligible for regulatory recovery through either base rates or cost-recovery clauses (See Notes 4 and 13). Both PEC and PEF evaluate potential claims against other PRPs and insurance carriers and plan to submit claims for cost recovery where appropriate. The outcome of potential and pending claims cannot be predicted. Hazardous and solid waste management matters are discussed in detail in Note 13A.

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

In June 2009, the EPA evaluated information about ash impoundment dams nationwide and posted a listing of 44 utility ash impoundment dams considered to have “high hazard potential,” including two of PEC’s ash impoundment dams. A “high hazard potential” rating is not related to the stability of those ash ponds but to the potential for harm should the impoundment dam fail. All of the dams at PEC’s coal ash ponds have been subject to periodic third-party inspection for many years in accordance with prior applicable requirements. In September 2009, the EPA rated the 44 “high hazard potential” impoundments, as well as other impoundments, from “unsatisfactory” to “satisfactory” based on their structural integrity and associated documentation.

Only dams rated as “unsatisfactory” would be considered to pose an immediate safety threat, but none of the facilities received an “unsatisfactory” rating from the EPA. In total, six of PEC’s ash pond dams, including one “high hazard potential” impoundment, were rated as “poor” based on the contract inspector’s desire to see additional documentation and evaluations of vegetation management and minor erosion control. Inspectors applied the same criteria to both active and inactive ash ponds, despite the fact that most of the inactive ash impoundments no longer hold water and do not pose a risk of breaching and spilling. PEC has completed several of the EPA’s recommendations for the active ponds and other recommended actions are under way. One ash pond dam has been determined by engineers to need modifications to comply with current standards for an extra margin of safety for slope stability. Design and permitting efforts for that work have been initiated. PEC is working with the North Carolina Dam Safety program to evaluate the remaining recommendations. We do not expect mitigation of these issues to have a material impact on our results of operations.

As of January 1, 2010, dams at utility fossil-fired power plants in North Carolina, including dams for ash ponds, are subject to the North Carolina Dam Safety Act’s applicable provisions, including state inspection. Those provisions are under the purview of the North Carolina Division of Land Resources. The division has completed its initial inspections of all of PEC’s dams. No significant issues were found.

The EPA and a number of states are considering additional regulatory measures that may affect management, treatment, marketing and disposal of coal combustion residues, primarily ash, from each of the Utilities’ coal-fired plants. Revised or new laws or regulations under consideration may impose changes in solid waste classifications or groundwater protection environmental controls. On June 21, 2010, the EPA proposed two options for new rules to regulate coal combustion residues. The first option would create a comprehensive program of federally enforceable requirements for coal combustion residue management and disposal as hazardous waste. The other option would have the EPA set performance standards for coal combustion products management facilities and regulate disposal of coal combustion products as nonhazardous waste. The EPA did not identify a preferred option. Under both options, the EPA may leave in place a regulatory exemption for approved beneficial uses of coal combustion residuals that are recycled. A final rule is expected in 2011. Compliance plans and estimated costs to meet the requirements of new regulations will be determined when any new regulations are finalized. We are also evaluating the effect on groundwater quality from past and current operations, which may result in operational changes and additional measures under existing regulations. These issues are also under evaluation by state agencies. Certain regulated chemicals have been measured in wells near our ash ponds at levels above groundwater quality standards. Additional monitoring and investigation will be conducted. Detailed plans and cost estimates will be determined if these evaluations reveal that corrective actions are necessary. We cannot predict the outcome of this matter.

AIR QUALITY AND WATER QUALITY

We are, or may ultimately be, subject to various current and proposed federal, state and local environmental compliance laws and regulations, which likely would result in increased capital expenditures and O&M expenses. Additionally, Congress is considering legislation that would require reductions in air emissions of NOx, SO2, carbon dioxide (CO2) and mercury. Some of these proposals establish nationwide caps and emission rates over an extended period of time. This national multipollutant approach to air pollution control could involve significant capital costs that could be material to our financial position or results of operations. Control equipment installed pursuant to the provisions of CAIR, Clean Air Visibility Rule (CAVR) and mercury regulations, which are discussed below, may address some of the issues outlined previously. PEC and PEF have been developing an integrated compliance strategy to meet the requirements of the CAIR, CAVR and mercury regulation (see discussion of the court decisions that impacted the CAIR, the delisting determination and the CAMR below). The CAVR requires the installation of best available retrofit technology (BART) on certain units. However, the outcome of these matters cannot be predicted.

Clean Smokestacks Act

In June 2002, the Clean Smokestacks Act was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of NOx and SO2 from their North Carolina coal-fired power plants in phases by 2013. PEC currently has approximately 5,000 MW of coal-fired generation capacity in North Carolina affected by the Clean Smokestacks Act. PEC’s environmental compliance projects under the first phase of Clean Smokestacks Act emission reductions have been placed in service. PEC plans to retire by 2014, but no later than 2017, its remaining coal-fired generating facilities in North Carolina totaling 1,500 MW that do not have scrubbers and replace the generation capacity with new natural gas-fueled generating facilities, which will help the utility to comply with the final Clean Smokestacks Act SO2 emissions target that begins in 2013. We are continuing to evaluate various design, technology, generation and fuel options that could change expenditures required to maintain compliance with the Clean Smokestacks Act limits subsequent to 2013.

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

Clean Air Interstate Rule

The CAIR, issued by the EPA in 2005, required the District of Columbia and 28 states, including North Carolina, South Carolina and Florida, to reduce NOx and SO2 emissions. The CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for NOx and beginning in 2010 and 2015, respectively, for SO2. States were required to adopt rules implementing the CAIR, and the EPA approved the North Carolina CAIR, the South Carolina CAIR and the Florida CAIR in 2007.

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

In 2008, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Court of Appeals) initially vacated the CAIR in its entirety and subsequently remanded the rule without vacating it for the EPA to conduct further proceedings consistent with the court’s prior opinion. On August 2, 2010, the EPA published the proposed Transport Rule, which is the regulatory program that will replace the CAIR when finalized. The proposed Transport Rule contains new emissions trading programs for NOx and SO2 emissions as well as more stringent overall emissions targets. The EPA plans to finalize the Transport Rule in the spring of 2011. Due to significant investments in NOx and SO2 emissions controls and fleet modernization projects completed or under way, we believe both PEC and PEF are well positioned to comply with the Transport Rule. The outcome of the EPA’s rulemaking cannot be predicted. Because the D.C. Court of Appeals’ December 23, 2008 decision remanded the CAIR, the current implementation of the CAIR continues to fulfill BART for NOx and SO2 for BART-affected units under the CAVR. Should this determination change as the Transport Rule is promulgated, CAVR compliance eventually may require consideration of NOx and SO2 emissions reductions in addition to particulate matter emissions reductions for BART-eligible units.

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

Clean Air Mercury Rule

In 2005, the EPA finalized two separate but related rules: the CAMR that set mercury emissions limits to be met in two phases beginning in 2010 and 2018, respectively, and encouraged a cap-and-trade approach to achieving those caps, and a delisting rule that eliminated any requirement to pursue a maximum achievable control technology (MACT) approach for limiting mercury emissions from coal-fired power plants. In 2008, the D.C. Court of Appeals vacated the delisting determination and the CAMR and, in 2009, the U.S. Supreme Court declined to hear an appeal of the decision. As a result, the EPA subsequently announced that it will develop a MACT standard consistent with the agency’s original listing determination. The United States District Court for the District of Columbia has issued an order requiring the EPA to issue a final MACT standard for power plants by November 16, 2011. In addition, North Carolina adopted a state-specific requirement. The North Carolina mercury rule contains a requirement that all coal-fired units in the state install mercury controls by December 31, 2017, and requires compliance plan applications to be submitted in 2013. We are currently evaluating the impact of these decisions. The outcome of this matter cannot be predicted.

Clean Air Visibility Rule

In 2005, the EPA issued the final CAVR. The EPA’s rule requires states to identify facilities, including power plants, built between August 1962 and August 1977 with the potential to produce emissions that affect visibility in 156 specially protected areas, including national parks and wilderness areas, designated as Class I areas. To help restore visibility in those areas, states must require the identified facilities to install BART to control their emissions. PEC’s BART-eligible units are Asheville Units No. 1 and No. 2, Roxboro Units No. 1, No. 2 and No. 3, and Sutton Unit No. 3. PEF’s BART-eligible units are Anclote Units No. 1 and No. 2, CR1 and CR2. The reductions associated with BART begin in 2013. As discussed in Note 4A, Sutton Unit No. 3 is one of the coal-fired generating units that PEC plans to replace with combined cycle natural gas-fueled electric generation. As discussed previously, PEF and the FDEP announced an agreement under which PEF will retire CR1 and CR2 as coal-fired units.

The CAVR included the EPA’s determination that compliance with the NOx and SO2 requirements of the CAIR could be used by states as a BART substitute to fulfill BART obligations, but the states could require the installation of additional air quality controls if they did not achieve reasonable progress in improving visibility. The D.C. Court of Appeals’ December 23, 2008 decision remanding the CAIR maintained its implementation such that CAIR satisfies BART for NOx and SO2. Should this determination change as the Transport Rule is promulgated, CAVR compliance eventually may require consideration of NOx and SO2 emissions in addition to particulate matter emissions for BART-eligible units. We are assessing the potential impact of BART and its implications with respect to our plans and estimated costs to comply with the CAVR. In 2007, the FDEP finalized a Regional Haze implementation rule that goes beyond BART by requiring sources significantly impacting visibility in Class I areas to install additional controls by December 31, 2017. However, in the spring of 2010 the EPA indicated that the Reasonable Further Progress portion of the Regional Haze implementation rule is not approvable. In August 2010, the FDEP amended the rule by removing the Reasonable Further Progress provision, including the December 31, 2017, deadline for installation of additional controls, and instead will rely on current federal programs to achieve improvement in visibility. The outcome of these matters cannot be predicted.

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

The FPSC approved PEF’s petition to develop and implement an Integrated Clean Air Compliance Plan to comply with the CAIR, CAMR and CAVR and for recovery of prudently incurred costs necessary to achieve this strategy through the ECRC (see discussion previously regarding the vacating of the CAMR and remanding of the CAIR and its potential impact on CAVR). PEF’s April 1, 2010 filing with the FPSC for true-up of final 2009 environmental costs included a review of the Integrated Clean Air Compliance Plan, which reconfirmed the efficacy of the recommended plan and included an estimated total project cost of approximately $1.1 billion to be spent through 2016, to plan, design, build and install pollution control equipment at the Anclote Plant, CR4 and CR5. The majority of the $1.1 billion estimated total project cost related to CR4 and CR5 projects, which have been placed in service. Additional costs may be incurred if pollution controls are required in order to comply with the requirements of the CAVR, as discussed previously, or to meet compliance requirements of the final Transport Rule. Subsequent rule interpretations, increases in the underlying material, labor and equipment costs, equipment availability, or the unexpected acceleration of compliance dates, among other things, could result in significant increases in our estimated costs to comply and acceleration of some projects. The outcome of this matter cannot be predicted.

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

Compliance plans to meet the requirements of a revised or new implementing rule under Section 316(b) of the Clean Water Act, as discussed below, will be determined upon finalization of the rule. The timing and extent of the costs for future projects will depend upon final compliance strategies. However, we believe that future costs to comply with new or subsequent rule interpretations could be significant.

North Carolina Attorney General Petition under Section 126 of the Clean Air Act

In 2004, the North Carolina attorney general filed a petition with the EPA, under Section 126 of the CAA, asking the federal government to force fossil fuel-fired power plants in 13 other states, including South Carolina, to reduce their NOx and SO2 emissions. The state of North Carolina contends these out-of-state emissions interfere with North Carolina’s ability to meet National Ambient Air Quality Standards (NAAQS) for ozone and particulate matter. In 2006, the EPA issued a final response denying the petition, and the North Carolina attorney general filed a petition in the D.C. Court of Appeals seeking a review of the agency’s denial. In 2009, the D.C. Court of Appeals remanded the EPA’s denial to the agency for reconsideration. The outcome of the remand proceeding cannot be predicted.

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

On January 7, 2010, the EPA announced a proposed revision to the primary ozone NAAQS. In addition, the EPA proposed a cumulative seasonal secondary standard. The EPA plans to finalize the revisions by December 31, 2010, and to designate nonattainment areas by August 2011. The proposed revisions are significantly more stringent than the current NAAQS. Should additional nonattainment areas be designated in our service territories, we may be required to install additional emission controls at some of our facilities. The outcome of this matter cannot be predicted.

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

A number of states, environmental groups and others sought judicial review of the July 2004 rule. In 2007, the U.S. Court of Appeals for the Second Circuit issued an opinion and order remanding many provisions of the rule to the EPA, and the EPA suspended the rule pending further rulemaking, with the exception of the requirement that permitted facilities must meet any requirements under Section 316(b) as determined by the permitting authorities on a case-by-case, best professional judgment basis. Following appeal, on April 1, 2009, the U.S. Supreme Court issued an opinion holding that the EPA, in selecting the “best technology” pursuant to Section 316(b), does have the authority to reject technology when its costs are “wholly disproportionate” to the benefits expected. Also, the U.S. Supreme Court held that EPA’s site-specific variance procedure (contained in the July 2004 rule) was permissible in that the procedure required testing to determine whether costs would be “significantly greater than” the benefits before a variance would be considered. As a result of these developments, our plans and associated estimated costs to comply with Section 316(b) will need to be reassessed and determined in accordance with any revised or new implementing rule after it is established by the EPA. Costs of compliance with a revised or new implementing rule are expected to be higher, and could be significantly higher, than estimated costs under the July 2004 rule. Our cost estimates to comply with the July 2004 rule were $60 million to $90 million, including $5 million to $10 million at PEC and $55 million to $80 million at PEF. The outcome of this matter cannot be predicted.

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

Prior to 2009, the EPA received waiver requests from a number of states to allow those states to set standards for CO2 emissions from new vehicles. The EPA denied those requests. On January 26, 2009, the Obama administration requested the EPA to review those denials of waiver requests. On June 30, 2009, the EPA granted California’s waiver request, enabling the state to enforce its GHG emissions standards for new motor vehicles, beginning with the current model year. Additional states proposed to set similar standards as a result of the decision. The federal government, states and automakers developed an agreement to establish GHG emissions standards for new light-duty vehicles at the national level. On April 1, 2010, the EPA and the National Highway Transportation Safety Administration jointly announced the first regulation of GHG emissions from new vehicles. The EPA is regulating mobile source GHG emissions under Section 202 of the CAA, which according to the EPA also results in stationary sources, such as coal-fired power plants, being subject to regulation of GHG emissions under the CAA. On March 29, 2010, the EPA issued an interpretation that stationary source GHG emissions will be subject to regulation under the CAA beginning in January 2011. On May 13, 2010, the EPA issued the final “tailoring rule,” which establishes the thresholds for applicability of the Prevention of Significant Deterioration program permitting requirements for

GHG emissions from stationary sources such as power plants and manufacturing facilities. Prevention of significant deterioration is a construction air pollution permitting program designed to ensure air quality does not degrade beyond the NAAQS levels or beyond specified incremental amounts above a prescribed baseline level. The tailoring rule initially raises the permitting applicability threshold to 75,000 tons per year. The EPA has stated that the permitting requirements for GHG emissions from stationary sources will begin on January 2, 2011. These developments are likely to require PEC and PEF to address GHG emissions in air quality permits. The impact of these developments cannot be predicted.

SYNTHETIC FUELS TAX CREDITS

Historically, we had substantial operations associated with the production of coal-based solid synthetic fuels as defined under Section 29 of the Internal Revenue Code (the Code) (Section 29) and as redesignated effective 2006 as Section 45K of the Code (Section 45K), as discussed below. The production and sale of these products qualified for federal income tax credits so long as certain requirements were satisfied. Qualifying synthetic fuels facilities entitled their owners to federal income tax credits based on the barrel of oil equivalent of the synthetic fuels produced and sold by these plants. The synthetic fuels tax credit program expired at the end of 2007, and the synthetic fuels businesses were abandoned and reclassified to discontinued operations.

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

Total Section 29/45K credits generated under the synthetic fuels tax credit program (including those generated by Florida Progress prior to our acquisition) were $1.891 billion, of which $1.087 billion has been used through September 30, 2010, to offset regular federal income tax liability and $804 million is being carried forward as deferred tax credits.

See Note 14C and Item 1A, “Risk Factors,” to the 2009 Form 10-K for additional discussion related to our previous synthetic fuels operations.

LEGAL

We are subject to federal, state and local legislation and court orders. The specific issues, the status of the issues, accruals associated with issue resolutions and our associated exposures are discussed in detail in Note 14C.

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

Net cash provided by operating activities increased $196 million for the nine months ended September 30, 2010, when compared to the same period in the prior year. The increase was primarily due to $184 million lower cash used for inventory, primarily due to a change in generation mix and higher coal consumption as a result of favorable weather that was fulfilled through 2010 usage of inventory from year-end 2009, a $75 million reduction in pension plan funding compared to the prior year and a $56 million increase from accounts payable, primarily driven by the timing of payments to vendors for increased purchases of fuel and purchased power resulting from favorable weather. These impacts were partially offset by $107 million decrease from receivables, primarily driven by favorable weather, and a $38 million use of cash to meet derivative collateral requirements.

Net cash used by investing activities increased $50 million for the nine months ended September 30, 2010, when compared to the same period in the prior year. The increase was primarily due to a $292 million increase in capital expenditures primarily related to the Wayne County and New Hanover County projects (See Note 4A) and at our Harris generating station and a $50 million increase in nuclear fuel additions primarily related to one additional refueling outage for 2010 compared to 2009, partially offset by a $291 million change in advances to affiliated companies.

Net cash used by financing activities decreased $40 million for the nine months ended September 30, 2010, when compared to the same period in the prior year. The decrease was primarily due to the $400 million payment at maturity of PEC’s 5.95% Senior Notes in 2009, the $125 million lower dividend payments to the Parent in 2010 and the $110 million repayment of commercial paper in 2009. These payments were partially offset by proceeds from the $600 million issuance of long-term debt in 2009.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

PEC’s off-balance sheet arrangements and contractual obligations are described below.

MARKET RISK AND DERIVATIVES

Under its risk management policy, PEC may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 10 and Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” for a discussion of market risk and derivatives.

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

Net cash provided by operating activities decreased $20 million for the nine months ended September 30, 2010, when compared to the same period in the prior year. The decrease was primarily due to a $200 million use of cash to meet derivative collateral requirements. This was partially offset by a $168 million increase in income tax receipts, net.

Net cash used by investing activities decreased $349 million for the nine months ended September 30, 2010, when compared to the same period in the prior year, primarily due to $295 million lower capital expenditures for environmental compliance and nuclear projects and $34 million and $18 million of lower nuclear fuel purchases and insurance proceeds for repair costs, respectively, related to the CR3 delamination event.

Net cash provided by financing activities decreased $201 million for the nine months ended September 30, 2010, when compared to the same period in the prior year. The decrease was primarily due to a $465 million contribution from the Parent in 2009, a $296 million change in advances from affiliated companies and a $50 million increase in dividends paid to parent, partially offset by a $321 million repayment of commercial paper in 2009 and a $300 million net increase in first mortgage bonds outstanding in 2010. PEF’s 2010 financing activities are further described under Progress Energy’s MD&A, “Liquidity and Capital Resources.”

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

PEF’s off-balance sheet arrangements and contractual obligations are described below.

MARKET RISK AND DERIVATIVES

Under its risk management policy, PEF may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 10 and Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” for a discussion of market risk and derivatives.

CONTRACTUAL OBLIGATIONS

This information is incorporated herein by reference to “Contractual Obligations” in Progress Energy’s MD&A, insofar as it relates to PEF.

OTHER MATTERS

This information is incorporated herein by reference to “Other Matters” in Progress Energy’s MD&A, insofar as it relates to PEF.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various risks related to changes in market conditions. Market risk represents the potential loss arising from adverse changes in market rates and prices. We have a risk management committee that includes senior executives from various business groups. The risk management committee is responsible for administering risk management policies and monitoring compliance with those policies by all subsidiaries. Under our risk policy, we may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. Such instruments contain credit risk to the extent that the counterparty fails to perform under the contract. We minimize such risk by performing credit and financial reviews using a combination of financial analysis and publicly available credit ratings of such counterparties (See Note 10). Both PEC and PEF also have limited counterparty exposure for commodity hedges (primarily gas and oil hedges) by spreading concentration risk over a number of counterparties.

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

INTEREST RATE RISK

Our debt portfolio and our exposure to changes in interest rates at September 30, 2010, have changed from December 31, 2009. The total notional amount of fixed rate long-term debt at September 30, 2010, was $11.529 billion, with an average interest rate of 6.11% and fair market value of $13.4 billion. The total notional amount of fixed rate long-term debt at December 31, 2009, was $11.245 billion, with an average interest rate of 6.12% and fair market value of $12.1 billion. The total notional amount of variable rate long-term debt at September 30, 2010, was $861 million, with an average interest rate of 0.51% and fair market value of $0.9 billion. The total notional amount of variable rate long-term debt at December 31, 2009, was $961 million, with an average interest rate of 0.48% and fair market value of $1.0 billion.

In addition to our variable rate long-term debt, we typically have commercial paper and/or loans outstanding under our RCA facilities, which are also exposed to floating interest rates. At September 30, 2010, we had no outstanding commercial paper and no loans outstanding under our RCA facilities. At December 31, 2009, we had $140 million of outstanding commercial paper and no loans outstanding under our RCA facilities. At September 30, 2010, and December 31, 2009, approximately 7 percent and 9 percent, respectively, of consolidated debt was in floating rate mode.

Based on our variable rate long-term debt balances at September 30, 2010, a 100 basis point change in interest rates would result in an annual pre-tax interest expense change of approximately $9 million.

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

Cash Flow Hedges (dollars in millions)	Notional Amount	Mandatory Settlement	Pay	Receive (a)	Fair Value	Exposure (b)
Parent
Risk hedged at September 30, 2010
Anticipated 10-year debt issue	$300	2011	4.15%	3-month LIBOR	$(38)	$(7)
Anticipated 10-year debt issue	200	2012	4.20%	3-month LIBOR	(19)	(5)

Risk hedged at December 31, 2009
Anticipated 10-year debt issue	$150	2011	4.03%	3-month LIBOR	$6	$(3)

PEC
Risk hedged at September 30, 2010
Anticipated 10-year debt issue	$100	2011	4.31%	3-month LIBOR	$(14)	$(3)
Anticipated 10-year debt issue	200	2012	4.27%	3-month LIBOR	(18)	(5)
Anticipated 10-year debt issue	50	2013	4.43%	3-month LIBOR	(3)	(1)

Risk hedged at December 31, 2009
Anticipated 10-year debt issue	$100	2012	4.07%	3-month LIBOR	$8	$(2)

PEF
Risk hedged at September 30, 2010
Anticipated 10-year debt issue	$150	2011	4.18%	3-month LIBOR	$(18)	$(4)
Anticipated 10-year debt issue	50	2013	4.30%	3-month LIBOR	(3)	(1)

Risk hedged at December 31, 2009
Anticipated 10-year debt issue	$75	2010	3.48%	3-month LIBOR	$5	$(2)

(a)	3-month LIBOR rate was 0.29% at September 30, 2010, and 0.25% at December 31, 2009.
(b)	Exposure indicates change in value due to 25 basis point unfavorable shift in interest rates.

MARKETABLE SECURITIES PRICE RISK

The Utilities maintain trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning their nuclear plants. These funds are primarily invested in stocks, bonds and cash equivalents, which are exposed to price fluctuations in equity markets and to changes in interest rates. At September 30, 2010 and December 31, 2009, the fair value of these funds was $1.457 billion and $1.367 billion, respectively, including $936 million and $871 million, respectively, for PEC and $521 million and $496 million, respectively, for PEF. We actively monitor our portfolio by benchmarking the performance of our investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes. The accounting for nuclear decommissioning recognizes that the Utilities’ regulated electric rates provide for recovery of these costs net of any trust fund earnings, and, therefore, fluctuations in trust fund marketable security returns do not affect earnings.

CONTINGENT VALUE OBLIGATIONS MARKET VALUE RISK

CVOs are recorded at fair value, and unrealized gains and losses from changes in fair value are recognized in earnings. At September 30, 2010 and December 31, 2009, the fair value of CVOs was $15 million. We perform sensitivity analyses to estimate our exposure to the market risk of the CVOs. The sensitivity analyses performed on the CVOs uses quoted prices obtained from brokers or quote services to measure the potential loss in earnings from a hypothetical 10 percent adverse change in market prices over the next 12 months. A hypothetical 10 percent increase in the September 30, 2010 market price would result in a $2 million increase in the fair value of the CVOs and a corresponding increase in the CVO liability.

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

Most of our physical commodity contracts are not derivatives or qualify as normal purchases or sales. Therefore, such contracts are not recorded at fair value. We perform sensitivity analyses to estimate our exposure to the market risk of our derivative commodity instruments that are not eligible for recovery from ratepayers. At September 30, 2010, substantially all derivative commodity instrument positions were subject to retail regulatory treatment.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no change in PEC’s internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

There has been no change in PEF’s internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal aspects of certain matters are set forth in PART I, Item 1 (See Note 14C).

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

RESTRICTED STOCK UNIT AWARD PAYOUTS

(a)
Securities Delivered.  On July 9, 2010, August 10, 2010 and September 22, 2010, 2,610 shares, 2,654 shares, and 1,929 shares, respectively, of our common stock were delivered to certain former employees pursuant to the terms of the Progress Energy 2002 and 2007 Equity Incentive Plans (individually and collectively, the “EIP”) which have been approved by Progress Energy’s shareholders.  The shares of common stock delivered pursuant to the EIP were newly issued shares of Progress Energy.

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

PERFORMANCE SHARE SUB-PLAN AWARD PAYOUTS

(a)
Securities Delivered. On July 29, 2010, 819 shares of our common stock were delivered to a former employee pursuant to the terms of the EIP. The shares of common stock delivered pursuant to the EIP were newly issued shares of Progress Energy.

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

ISSUER PURCHASES OF EQUITY SECURITIES FOR THIRD QUARTER OF 2010

Period	(a) Total Number of Shares (or Units) Purchased (1)(2)(3)(4)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31	271,271	$40.8733	N/A	N/A
August 1 – August 31	172,503	42.3526	N/A	N/A
September 1 – September 30	166,212	43.9597	N/A	N/A
Total	609,986	$42.1326	N/A	N/A

(1)	At September 30, 2010, Progress Energy does not have any publicly announced plans or programs to purchase shares of its common stock.
(2)	The plan administrator purchased 475,300 shares of our common stock in open-market transactions to meet share delivery obligations under the Progress Energy 401(k) Savings & Stock Ownership Plan.
(3)	The plan administrator purchased 132,243 shares of our common stock in open-market transactions to meet share delivery obligations under the Savings Plan for Employees of Florida Progress Corporation.
(4)
Progress Energy withheld 2,443 shares of our common stock during the third quarter of 2010 to pay taxes due upon the payout of certain Restricted Stock Unit awards and Performance Share Sub-Plan awards pursuant to the terms of the Company’s 2002 and 2007 Equity Incentive Plans.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description	Progress Energy	PEC	PEF

*3b(1)	By-Laws of Florida Power Corporation, as amended on September 20, 2010 (filed as Exhibit 3.1 to the Current Report on Form 8-K, dated September 20, 2010, File No. 1-3274).			X

*10b(1)
Carolina Power & Light Company 3-Year $750,000,000 Credit Agreement, dated as of October 15, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K, dated October 15, 2010, File No. 1-15929, 1-3382 and 1-3274).
X

*10b(2)
Florida Power Corporation 3-Year $750,000,000 Credit Agreement, dated as of October 15, 2010 (filed as Exhibit 10.2 to the Current Report on Form 8-K, dated October 15, 2010, File No. 1-15929, 1-3382 and 1-3274).
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

* Incorporated herein by reference as indicated.
** Attached as Exhibit 101 are the following financial statements and notes thereto for Progress Energy from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to Unaudited Condensed Interim Financial Statements.

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

PROGRESS ENERGY, INC.
CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
Date: November 8, 2010	(Registrants)

By: /s/ Mark F. Mulhern
Mark F. Mulhern
Senior Vice President and Chief Financial Officer

By: /s/ Jeffrey M. Stone
Jeffrey M. Stone
Chief Accounting Officer and Controller
Progress Energy, Inc.
Chief Accounting Officer
Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.
Florida Power Corporation d/b/a Progress Energy Florida, Inc.