Form 10-Q
period 2011-03-31
CAROLINA POWER & LIGHT CO; FLORIDA POWER CORP; PROGRESS ENERGY INC
filed 2011-05-09
CIK 17797, 37637, 1094093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Progress Energy	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer	☐	Smaller reporting company	☐

PEC	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

PEF	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Progress Energy	Yes	☐	No	☒
PEC	Yes	☐	No	☒
PEF	Yes	☐	No	☒

At May 5, 2011, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares
Progress Energy	Common Stock (Without Par Value)	294,351,281

PEC	Common Stock (Without Par Value)	159,608,055 (all of which were held directly by Progress Energy, Inc.)

PEF	Common Stock (Without Par Value)	100 (all of which were held indirectly by Progress Energy, Inc.)

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

TABLE OF CONTENTS
GLOSSARY OF TERMS		2

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS		5

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	7

	Unaudited Condensed Interim Financial Statements:

	Progress Energy, Inc. (Progress Energy)
	Unaudited Condensed Consolidated Statements of Income	7
	Unaudited Condensed Consolidated Balance Sheets	8
	Unaudited Condensed Consolidated Statements of Cash Flows	9

	Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC)
	Unaudited Condensed Consolidated Statements of Income	10
	Unaudited Condensed Consolidated Balance Sheets	11
	Unaudited Condensed Consolidated Statements of Cash Flows	12

	Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF)
	Unaudited Condensed Statements of Income	13
	Unaudited Condensed Balance Sheets	14
	Unaudited Condensed Statements of Cash Flows	15

	Combined Notes to Unaudited Condensed Interim Financial Statements for Progress Energy, Inc., Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. and Florida Power Corporation d/b/a Progress Energy Florida, Inc.	16

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	59

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	88

ITEM 4.	CONTROLS AND PROCEDURES	92

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	93

ITEM 1A.	RISK FACTORS	93

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	93

ITEM 6.	EXHIBITS	95

SIGNATURES		97

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

The following abbreviations, acronyms or initialisms are used by the Progress Registrants:

TERM	DEFINITION

2010 Form 10-K	Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2010
401(k)	Progress Energy 401(k) Savings & Stock Ownership Plan
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASLB	Atomic Safety and Licensing Board
the Asset Purchase Agreement	Agreement by and among Global, Earthco and certain affiliates, and the Progress Affiliates as amended on August 23, 2000
ASU	Accounting Standards Update
Audit Committee	Audit and Corporate Performance Committee of Progress Energy’s board of directors
BART	Best Available Retrofit Technology
Base Revenues	Non-GAAP measure defined as operating revenues excluding clause recoverable regulatory returns, miscellaneous revenues and fuel and other pass-through revenues
Brunswick	PEC’s Brunswick Nuclear Plant
Btu	British thermal unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CCRC	Capacity Cost-Recovery Clause
CERCLA or Superfund	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Smokestacks Act	North Carolina Clean Smokestacks Act
the Code	Internal Revenue Code
CO2	Carbon dioxide
COL	Combined license
Corporate and Other	Corporate and Other segment primarily includes the Parent, Progress Energy Service Company and miscellaneous other nonregulated businesses
CR1 and CR2	PEF’s Crystal River Units No. 1 and No. 2 coal-fired steam turbines
CR3	PEF’s Crystal River Unit No. 3 Nuclear Plant
CR4 and CR5	PEF’s Crystal River Units No. 4 and No. 5 coal-fired steam turbines
CVO	Contingent value obligation
D.C. Court of Appeals	U.S. Court of Appeals for the District of Columbia Circuit
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
DSM	Demand-side management
Duke Energy	Duke Energy Corporation
Earthco	Four coal-based solid synthetic fuels limited liability companies of which three were wholly owned
ECCR	Energy Conservation Cost Recovery Clause
ECRC	Environmental Cost Recovery Clause
EE	Energy efficiency

EGU	Electric steam generating unit
EIP	Equity Incentive Plan
EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company, LLC
Fitch	Fitch Ratings
the Florida Global Case	U.S. Global, LLC v. Progress Energy, Inc. et al.
Florida Progress	Florida Progress Corporation
FPSC	Florida Public Service Commission
Funding Corp.	Florida Progress Funding Corporation, a wholly owned subsidiary of Florida Progress
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Global	U.S. Global, LLC
GWh	Gigawatt-hours
Harris	PEC’s Shearon Harris Nuclear Plant
IPP	Progress Energy Investor Plus Plan
kV	Kilovolt
kVA	Kilovolt-ampere
kWh	Kilowatt-hours
Levy	PEF’s proposed Levy Units No. 1 and No. 2 Nuclear Power Plants
LIBOR	London Inter Bank Offered Rate
MACT	Maximum achievable control technology
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in PART I, Item 2 of this Form 10-Q
Medicare Act	Medicare Prescription Drug, Improvement and Modernization Act of 2003
the Merger	Proposed merger between Progress Energy and Duke Energy
the Merger Agreement	Agreement and Plan of Merger, dated as of January 8, 2011, by and among Progress Energy and Duke Energy
MGP	Manufactured gas plant
MW	Megawatts
MWh	Megawatt-hours
Moody’s	Moody’s Investors Service, Inc.
NAAQS	National Ambient Air Quality Standards
NC REPS	North Carolina Renewable Energy and Energy Efficiency Portfolio Standard
NCUC	North Carolina Utilities Commission
NDT	Nuclear decommissioning trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
North Carolina Global Case	Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
O&M	Operation and maintenance expense
OATT	Open Access Transmission Tariff
OCI	Other comprehensive income
Ongoing Earnings	Non-GAAP financial measure defined as GAAP net income attributable to controlling interests after excluding discontinued operations and the effects of certain identified gains and charges
OPEB	Postretirement benefits other than pensions
the Parent	Progress Energy, Inc. holding company on an unconsolidated basis

PEC	Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.
PEF	Florida Power Corporation d/b/a Progress Energy Florida, Inc.
PESC	Progress Energy Service Company, LLC
Power Agency	North Carolina Eastern Municipal Power Agency
PPACA	Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act
Preferred Securities	7.10% Cumulative Quarterly Income Preferred Securities due 2039, Series A issued by the Trust
Preferred Securities Guarantee	Florida Progress’ guarantee of all distributions related to the Preferred Securities
Progress Affiliates	Five affiliated coal-based solid synthetic fuels facilities
Progress Energy	Progress Energy, Inc. and subsidiaries on a consolidated basis
Progress Registrants	The reporting registrants within the Progress Energy consolidated group. Collectively, Progress Energy, Inc., PEC and PEF
PRP	Potentially responsible party, as defined in CERCLA
PSSP	Performance Share Sub-Plan
QF	Qualifying facility
RCA	Revolving credit agreement
Reagents	Commodities such as ammonia and limestone used in emissions control technologies
REPS	Renewable energy portfolio standard
Robinson	PEC’s Robinson Nuclear Plant
ROE	Return on equity
RSU	Restricted stock unit
SCPSC	Public Service Commission of South Carolina
Section 29	Section 29 of the Code
Section 29/45K	General business tax credits earned after December 31, 2005 for synthetic fuels production in accordance with Section 29
Section 45K	Section 45K of the Code
Section 316(b)	Section 316(b) of the Clean Water Act
(See Note/s “#”)	For all sections, this is a cross-reference to the Combined Notes to the Financial Statements contained in PART I, Item 1 of this Form 10-Q
SERC	SERC Reliability Corporation
S&P	Standard & Poor’s Rating Services
SO2	Sulfur dioxide
Subordinated Notes	7.10% Junior Subordinated Deferrable Interest Notes due 2039 issued by Funding Corp.
Tax Agreement	Intercompany Income Tax Allocation Agreement
the Trust	FPC Capital I
the Utilities	Collectively, PEC and PEF
VIE	Variable interest entity
Ward	Ward Transformer site located in Raleigh, N.C.
Ward OU1	Operable unit for stream segments downstream from the Ward site
Ward OU2	Operable unit for further investigation at the Ward facility and certain adjacent areas

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

In addition, examples of forward-looking statements discussed in this Form 10-Q include, but are not limited to, statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) including, but not limited to, statements under the following headings: “Pending Merger” about the proposed merger between Progress Energy and Duke Energy Corporation (Duke Energy) (the Merger) and the impact of the Merger on our strategy and liquidity; “Results of Operations” about trends and uncertainties; “Liquidity and Capital Resources” about operating cash flows, future liquidity requirements and estimated capital expenditures; and “Other Matters” about the effects of new environmental regulations, changes in the regulatory environment, meeting anticipated demand in our regulated service territories, potential nuclear construction and our synthetic fuels tax credits.

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

•	our ability to meet current and future renewable energy requirements;
•	the inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, safety, regulatory and financial risks;
•	the financial resources and capital needed to comply with environmental laws and regulations;
•	risks associated with climate change;
•	weather and drought conditions that directly influence the production, delivery and demand for electricity;
•	recurring seasonal fluctuations in demand for electricity;
•	the ability to recover in a timely manner, if at all, costs associated with future significant weather events through the regulatory process;
•	fluctuations in the price of energy commodities and purchased power and our ability to recover such costs through the regulatory process;
•	the Progress Registrants’ ability to control costs, including operations and maintenance expense (O&M) and large construction projects;
•	the ability of our subsidiaries to pay upstream dividends or distributions to Progress Energy, Inc. holding company (the Parent);
•	current economic conditions;

•	the ability to successfully access capital markets on favorable terms;
•	the stability of commercial credit markets and our access to short- and long-term credit;
•	the impact that increases in leverage or reductions in cash flow may have on each of the Progress Registrants;
•	the Progress Registrants’ ability to maintain their current credit ratings and the impacts in the event their credit ratings are downgraded;
•	the investment performance of our nuclear decommissioning trust (NDT) funds;
•	the investment performance of the assets of our pension and benefit plans and resulting impact on future funding requirements;
•	the impact of potential goodwill impairments;
•	our ability to fully utilize tax credits generated from the previous production and sale of qualifying synthetic fuels under Internal Revenue Code (the Code) Section 29/45K (Section 29/45K); and
•	the outcome of any ongoing or future litigation or similar disputes and the impact of any such outcome or related settlements.

Many of these risks similarly impact our nonreporting subsidiaries.

These and other risk factors are detailed from time to time in the Progress Registrants’ filings with the SEC. Many, but not all, of the factors that may impact actual results are discussed in Item 1A, “Risk Factors,” in the Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2010 (2010 Form 10-K), which was filed with the SEC on February 28, 2011, and is updated for material changes, if any, in this Form 10-Q and in our other SEC filings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can management assess the effect of each such factor on the Progress Registrants.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2011

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of INCOME
(in millions except per share data)
Three months ended March 31	2011	2010
Operating revenues	$2,167	$2,535
Operating expenses
Fuel used in electric generation	718	896
Purchased power	220	263
Operation and maintenance	494	480
Depreciation, amortization and accretion	154	246
Taxes other than on income	140	154
Other	(10)	2
Total operating expenses	1,716	2,041
Operating income	451	494
Other income (expense)
Interest income	1	2
Allowance for equity funds used during construction	29	21
Other, net	3	(5)
Total other income, net	33	18
Interest charges
Interest charges	199	191
Allowance for borrowed funds used during construction	(9)	(9)
Total interest charges, net	190	182
Income from continuing operations before income tax	294	330
Income tax expense	107	139
Income from continuing operations before cumulative effect of change in accounting principle	187	191
Discontinued operations, net of tax	(2)	1
Cumulative effect of change in accounting principle, net of tax	-	(2)
Net income	185	190
Net income attributable to noncontrolling interests, net of tax	(1)	-
Net income attributable to controlling interests	$184	$190
Average common shares outstanding – basic	295	284
Basic and diluted earnings per common share
Income from continuing operations attributable to controlling interests, net of tax	$0.63	$0.67
Discontinued operations attributable to controlling interests, net of tax	(0.01)	-
Net income attributable to controlling interests	$0.62	$0.67
Dividends declared per common share	$0.620	$0.620
Amounts attributable to controlling interests
Income from continuing operations, net of tax	$186	$189
Discontinued operations, net of tax	(2)	1
Net income attributable to controlling interests	$184	$190

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)	March 31, 2011	December 31, 2010
ASSETS
Utility plant
Utility plant in service	$29,782	$29,708
Accumulated depreciation	(11,711)	(11,567)
Utility plant in service, net	18,071	18,141
Other utility plant, net	220	220
Construction work in progress	2,533	2,205
Nuclear fuel, net of amortization	658	674
Total utility plant, net	21,482	21,240
Current assets
Cash and cash equivalents	172	611
Receivables, net	880	1,033
Inventory	1,276	1,226
Regulatory assets	101	176
Derivative collateral posted	135	164
Income taxes receivable	36	52
Prepayments and other current assets	193	214
Total current assets	2,793	3,476
Deferred debits and other assets
Regulatory assets	2,306	2,374
Nuclear decommissioning trust funds	1,641	1,571
Miscellaneous other property and investments	413	413
Goodwill	3,655	3,655
Other assets and deferred debits	332	325
Total deferred debits and other assets	8,347	8,338
Total assets	$32,622	$33,054
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 500 million shares authorized, 294 million and 293 million shares issued and outstanding, respectively	$7,362	$7,343
Accumulated other comprehensive loss	(121)	(125)
Retained earnings	2,806	2,805
Total common stock equity	10,047	10,023
Noncontrolling interests	3	4
Total equity	10,050	10,027
Preferred stock of subsidiaries	93	93
Long-term debt, affiliate	273	273
Long-term debt, net	11,868	11,864
Total capitalization	22,284	22,257
Current liabilities
Current portion of long-term debt	300	505
Short-term debt	79	-
Accounts payable	849	994
Interest accrued	205	216
Dividends declared	184	184
Customer deposits	335	324
Derivative liabilities	220	259
Accrued compensation and other benefits	144	175
Other current liabilities	323	298
Total current liabilities	2,639	2,955
Deferred credits and other liabilities
Noncurrent income tax liabilities	1,765	1,696
Accumulated deferred investment tax credits	108	110
Regulatory liabilities	2,625	2,635
Asset retirement obligations	1,218	1,200
Accrued pension and other benefits	1,311	1,514
Derivative liabilities	239	278
Other liabilities and deferred credits	433	409
Total deferred credits and other liabilities	7,699	7,842
Commitments and contingencies (Notes 12 and 13)
Total capitalization and liabilities	$32,622	$33,054

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Three months ended March 31	2011	2010
Operating activities
Net income	$185	$190
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	199	285
Deferred income taxes and investment tax credits, net	101	51
Deferred fuel cost (credit)	70	(45)
Allowance for equity funds used during construction	(29)	(21)
Other adjustments to net income	56	63
Cash provided (used) by changes in operating assets and liabilities
Receivables	163	(32)
Inventory	(49)	98
Derivative collateral posted	28	(157)
Other assets	(21)	(17)
Income taxes, net	57	165
Accounts payable	(89)	31
Accrued pension and other benefits	(224)	(18)
Other liabilities	(1)	(7)
Net cash provided by operating activities	446	586
Investing activities
Gross property additions	(501)	(555)
Nuclear fuel additions	(57)	(54)
Purchases of available-for-sale securities and other investments	(1,817)	(1,986)
Proceeds from available-for-sale securities and other investments	1,809	1,977
Other investing activities	46	(1)
Net cash used by investing activities	(520)	(619)
Financing activities
Issuance of common stock, net	8	197
Dividends paid on common stock	(183)	(175)
Net increase (decrease) in short-term debt	79	(140)
Proceeds from issuance of long-term debt, net	494	591
Retirement of long-term debt	(700)	(100)
Other financing activities	(63)	(44)
Net cash (used) provided by financing activities	(365)	329
Net (decrease) increase in cash and cash equivalents	(439)	296
Cash and cash equivalents at beginning of period	611	725
Cash and cash equivalents at end of period	$172	$1,021
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$178	$235

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2011

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of INCOME
(in millions)
Three months ended March 31	2011	2010
Operating revenues	$1,133	$1,263
Operating expenses
Fuel used in electric generation	363	483
Purchased power	67	50
Operation and maintenance	295	285
Depreciation, amortization and accretion	124	118
Taxes other than on income	56	60
Other	-	1
Total operating expenses	905	997
Operating income	228	266
Other income (expense)
Interest income	-	1
Allowance for equity funds used during construction	20	13
Other, net	(2)	(7)
Total other income, net	18	7
Interest charges
Interest charges	50	50
Allowance for borrowed funds used during construction	(5)	(4)
Total interest charges, net	45	46
Income before income tax	201	227
Income tax expense	70	89
Income before cumulative effect of change in accounting principle	131	138
Cumulative effect of change in accounting principle, net of tax	-	(2)
Net income	131	136
Net loss attributable to noncontrolling interests, net of tax	-	2
Net income attributable to controlling interests	131	138
Preferred stock dividend requirement	(1)	(1)
Net income available to parent	$130	$137

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)	March 31, 2011	December 31, 2010
ASSETS
Utility plant
Utility plant in service	$16,451	$16,388
Accumulated depreciation	(7,388)	(7,324)
Utility plant in service, net	9,063	9,064
Other utility plant, net	184	184
Construction work in progress	1,462	1,233
Nuclear fuel, net of amortization	458	480
Total utility plant, net	11,167	10,961
Current assets
Cash and cash equivalents	113	230
Receivables, net	415	519
Receivables from affiliated companies	33	44
Notes receivable from affiliated companies	3	2
Inventory	636	590
Deferred fuel cost	42	71
Income taxes receivable	20	90
Prepayments and other current assets	123	110
Total current assets	1,385	1,656
Deferred debits and other assets
Regulatory assets	985	987
Nuclear decommissioning trust funds	1,066	1,017
Miscellaneous other property and investments	181	183
Other assets and deferred debits	96	95
Total deferred debits and other assets	2,328	2,282
Total assets	$14,880	$14,899
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 200 million shares authorized, 160 million shares issued and outstanding	$2,137	$2,130
Accumulated other comprehensive loss	(31)	(33)
Retained earnings	3,113	3,083
Total equity	5,219	5,180
Preferred stock	59	59
Long-term debt, net	3,693	3,693
Total capitalization	8,971	8,932
Current liabilities
Accounts payable	462	534
Payables to affiliated companies	85	109
Interest accrued	65	74
Customer deposits	112	106
Derivative liabilities	49	53
Accrued compensation and other benefits	84	99
Other current liabilities	107	81
Total current liabilities	964	1,056
Deferred credits and other liabilities
Noncurrent income tax liabilities	1,697	1,608
Accumulated deferred investment tax credits	103	104
Regulatory liabilities	1,517	1,461
Asset retirement obligations	863	849
Accrued pension and other benefits	583	723
Other liabilities and deferred credits	182	166
Total deferred credits and other liabilities	4,945	4,911
Commitments and contingencies (Notes 12 and 13)
Total capitalization and liabilities	$14,880	$14,899

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Three months ended March 31	2011	2010
Operating activities
Net income	$131	$136
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	161	149
Deferred income taxes and investment tax credits, net	69	44
Deferred fuel cost	29	36
Allowance for equity funds used during construction	(20)	(13)
Other adjustments to net income	12	19
Cash provided (used) by changes in operating assets and liabilities
Receivables	102	(9)
Receivables from affiliated companies	11	9
Inventory	(45)	90
Other assets	(8)	(28)
Income taxes, net	81	68
Accounts payable	(48)	8
Payables to affiliated companies	(24)	13
Accrued pension and other benefits	(147)	(3)
Other liabilities	13	(12)
Net cash provided by operating activities	317	507
Investing activities
Gross property additions	(279)	(293)
Nuclear fuel additions	(50)	(46)
Purchases of available-for-sale securities and other investments	(149)	(122)
Proceeds from available-for-sale securities and other investments	141	109
Changes in advances to affiliated companies	(1)	204
Other investing activities	5	-
Net cash used by investing activities	(333)	(148)
Financing activities
Dividends paid on preferred stock	(1)	(1)
Dividends paid to parent	(100)	-
Changes in advances from affiliated companies	-	6
Contributions from parent	-	8
Other financing activities	-	1
Net cash (used) provided by financing activities	(101)	14
Net (decrease) increase in cash and cash equivalents	(117)	373
Cash and cash equivalents at beginning of period	230	35
Cash and cash equivalents at end of period	$113	$408
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$98	$111

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2011

UNAUDITED CONDENSED STATEMENTS of INCOME
(in millions)
Three months ended March 31	2011	2010
Operating revenues	$1,032	$1,270
Operating expenses
Fuel used in electric generation	355	413
Purchased power	153	213
Operation and maintenance	210	205
Depreciation, amortization and accretion	25	124
Taxes other than on income	85	93
Other	(12)	-
Total operating expenses	816	1,048
Operating income	216	222
Other income
Allowance for equity funds used during construction	9	8
Other, net	3	2
Total other income, net	12	10
Interest charges
Interest charges	69	64
Allowance for borrowed funds used during construction	(4)	(5)
Total interest charges, net	65	59
Income before income tax	163	173
Income tax expense	61	71
Net income	102	102
Preferred stock dividend requirement	(1)	(1)
Net income available to parent	$101	$101

See Notes to Progress Energy Florida, Inc. Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in millions)	March 31, 2011	December 31, 2010
ASSETS
Utility plant
Utility plant in service	$13,166	$13,155
Accumulated depreciation	(4,248)	(4,168)
Utility plant in service, net	8,918	8,987
Held for future use	36	36
Construction work in progress	1,071	972
Nuclear fuel, net of amortization	200	194
Total utility plant, net	10,225	10,189
Current assets
Cash and cash equivalents	39	249
Receivables, net	436	496
Receivables from affiliated companies	18	11
Inventory	641	636
Regulatory assets	59	105
Derivative collateral posted	117	140
Deferred tax assets	42	77
Prepayments and other current assets	38	29
Total current assets	1,390	1,743
Deferred debits and other assets
Regulatory assets	1,321	1,387
Nuclear decommissioning trust funds	575	554
Miscellaneous other property and investments	47	43
Other assets and deferred debits	140	140
Total deferred debits and other assets	2,083	2,124
Total assets	$13,698	$14,056
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 60 million shares authorized, 100 shares issued and outstanding	$1,752	$1,750
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	2,920	3,144
Total common stock equity	4,668	4,890
Preferred stock	34	34
Long-term debt, net	4,182	4,182
Total capitalization	8,884	9,106
Current liabilities
Current portion of long-term debt	300	300
Notes payable to affiliated companies	7	9
Accounts payable	364	439
Payables to affiliated companies	54	60
Interest accrued	94	83
Customer deposits	223	218
Derivative liabilities	171	188
Accrued compensation and other benefits	38	47
Other current liabilities	205	121
Total current liabilities	1,456	1,465
Deferred credits and other liabilities
Noncurrent income tax liabilities	1,097	1,065
Regulatory liabilities	1,018	1,084
Asset retirement obligations	355	351
Accrued pension and other benefits	455	522
Capital lease obligations	198	199
Derivative liabilities	163	190
Other liabilities and deferred credits	72	74
Total deferred credits and other liabilities	3,358	3,485
Commitments and contingencies (Notes 12 and 13)
Total capitalization and liabilities	$13,698	$14,056

See Notes to Progress Energy Florida, Inc. Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED STATEMENTS of CASH FLOWS
(in millions)
Three months ended March 31	2011	2010
Operating activities
Net income	$102	$102
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	29	128
Deferred income taxes and investment tax credits, net	60	65
Deferred fuel cost (credit)	41	(81)
Allowance for equity funds used during construction	(9)	(8)
Other adjustments to net income	35	26
Cash provided (used) by changes in operating assets and liabilities
Receivables	72	(23)
Receivables from affiliated companies	(7)	-
Inventory	(5)	8
Derivative collateral posted	22	(137)
Other assets	(3)	(11)
Income taxes, net	63	96
Accounts payable	(45)	26
Payables to affiliated companies	(6)	10
Accrued pension and other benefits	(74)	(11)
Other liabilities	26	29
Net cash provided by operating activities	301	219
Investing activities
Gross property additions	(218)	(275)
Nuclear fuel additions	(7)	(8)
Purchases of available-for-sale securities and other investments	(1,659)	(1,823)
Proceeds from available-for-sale securities and other investments	1,659	1,827
Other investing activities	42	(1)
Net cash used by investing activities	(183)	(280)
Financing activities
Dividends paid on preferred stock	(1)	(1)
Dividends paid to parent	(325)	-
Proceeds from issuance of long-term debt, net	-	591
Changes in advances from affiliated companies	(2)	(214)
Net cash (used) provided by financing activities	(328)	376
Net (decrease) increase in cash and cash equivalents	(210)	315
Cash and cash equivalents at beginning of period	249	17
Cash and cash equivalents at end of period	$39	$332
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$78	$122

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

Registrant	Applicable Notes

PEC	1 through 10, 12 and 13

PEF	1 through 10, 12 and 13

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

PROGRESS ENERGY

The Parent is a holding company headquartered in Raleigh, N.C., subject to regulation by the Federal Energy Regulatory Commission (FERC).

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The December 31, 2010 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements, they should be read in conjunction with the audited financial statements and notes thereto included in the Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2010 (2010 Form 10-K).

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

Certain amounts for 2010 have been reclassified to conform to the 2011 presentation.

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

The amount of gross receipts tax, franchise taxes and other excise taxes included in operating revenues and taxes other than on income in the statements of income were as follows:

	Three months ended March 31
(in millions)	2011	2010
Progress Energy	$73	$83
PEC	28	30
PEF	45	53

C.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

PROGRESS ENERGY

Progress Energy, through its subsidiary PEC, is the managing member, and primary beneficiary of, and consolidates an entity that qualifies for rehabilitation tax credits under Section 47 of the Internal Revenue Code. Our variable interests are debt and equity investments in the VIE. There were no changes to our assessment of the primary beneficiary for this VIE during 2010 or for the period ended March 31, 2011. No financial or other support has been provided to the VIE during the periods presented.

The following table sets forth the carrying amount and classification of our investment in the partnership as reflected in the Consolidated Balance Sheets:

(in millions)	March 31, 2011	December 31, 2010
Miscellaneous other property and investments	$12	$12
Other assets and deferred debits	1	1
Accounts payable	5	5

The assets of the VIE are collateral for, and can only be used to settle, its obligations. The creditors of the VIE do not have recourse to our general credit or the general credit of PEC, and there are no other arrangements that could expose us to losses.

Progress Energy, through its subsidiary PEC, is the primary beneficiary of two VIEs that were established to lease buildings to PEC under capital lease agreements. Our maximum exposure to loss from these leases is a $7.5 million mandatory fixed price purchase option for one of the buildings. Total lease payments to these counterparties under the lease agreements were $1 million for each of the three months ended March 31, 2010 and 2011. We have requested the necessary information to consolidate these entities; both entities from which the necessary financial information was requested declined to provide the information to us, and, accordingly, we have applied the information scope exception provided by GAAP to the entities. We believe the effect of consolidating the entities would have an insignificant impact on our common stock equity, net earnings or cash flows. However, because we have not received any financial information from the counterparties, the impact cannot be determined at this time.

PEC

See discussion of PEC’s variable interests within the Progress Energy section.

PEF

PEF has no significant variable interests in VIEs.

2.	MERGER AGREEMENT

On January 8, 2011, Duke Energy Corporation (Duke Energy) and Progress Energy entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, Progress Energy will be acquired by Duke Energy in a stock-for-stock transaction (the Merger) and continue as a wholly owned subsidiary of Duke Energy.

Under the terms of the Merger Agreement, each share of Progress Energy common stock will be cancelled and converted into the right to receive 2.6125 shares of Duke Energy common stock. Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to, 2.6125 shares of Duke Energy common stock. The board of directors of Duke Energy approved a reverse stock split, at a ratio of 1-for-3, which will be subject to completion of the Merger and receipt of the requisite approval of the shareholders of Duke Energy. Accordingly, the adjusted exchange ratio is expected to be 0.87083 of a share of Duke Energy common stock, options and equity awards for each Progress Energy common share, option and equity award.

Consummation of the Merger is subject to customary conditions, including, among others things, approval of the shareholders of each company, expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, and receipt of approvals, to the extent required, from the FERC, the Federal Communications Commission, the NRC, the NCUC, the Kentucky Public Service Commission, the SCPSC, the FPSC, the Indiana Utility Regulatory Commission and the Ohio Public Utilities Commission. The status of these matters is as follows:

•
On March 17, 2011, Duke Energy filed a registration statement on Form S-4 with the SEC. This filing and its subsequent amendments contain a preliminary joint proxy statement for a special meeting of each company’s shareholders to vote on the Merger. Shareholder meetings for Duke Energy and Progress Energy for shareholders to vote on the Merger are expected in mid-summer.

•
On March 28, 2011, Progress Energy and Duke Energy submitted their Hart-Scott-Rodino filing with the U.S. Department of Justice (DOJ) for review under U.S. antitrust laws. The 30-day waiting period required by the Hart-Scott-Rodino Act expired without Progress Energy or Duke Energy having received requests for additional information. Progress Energy and Duke Energy have met their obligations under the Hart-Scott-Rodino Act.

•
On March 30, 2011, Progress Energy and Duke Energy made filings with the NRC for approval for transfer of control of licenses for Progress Energy’s nuclear facilities to include Duke Energy as the ultimate parent corporation on these licenses. NRC approval is expected to take six to nine months.

•	On April 4, 2011, Progress Energy and Duke Energy filed an application to approve the Merger with the Kentucky Public Service Commission. Procedural hearings have been scheduled for July 6, 2011.
•
On April 4, 2011, Progress Energy and Duke Energy made joint filings with the FERC, which assesses market power-related issues. The first filing is a Joint Dispatch Agreement, pursuant to which PEC and Duke Energy Carolinas will agree to jointly dispatch their generation facilities in order to achieve certain of the operating efficiencies expected to result from the Merger. The second filing is a joint open access transmission tariff pursuant to which PEC and Duke Energy Carolinas will agree to provide transmission service over their transmission facilities under a single transmission rate. The FERC is expected to rule on the filings within 180 days.

•
On April 4, 2011, Progress Energy and Duke Energy filed a merger approval application and an application for approval of a Joint Dispatch Agreement between PEC and Duke Energy Carolinas with the NCUC. Procedural hearings have been scheduled for September 20, 2011.

•
On April 25, 2011, Progress Energy and Duke Energy filed a merger-related filing and an application for approval of a Joint Dispatch Agreement between PEC and Duke Energy Carolinas with the SCPSC. Procedural hearings have not been scheduled.

Certain Progress Energy shareholders have filed class action lawsuits in the state and federal courts in North Carolina against Progress Energy and each of the members of Progress Energy’s board of directors (See Note 13C).

See Note 25 in the 2010 Form 10-K for additional information regarding the Merger.

3.	NEW ACCOUNTING STANDARDS

FAIR VALUE MEASUREMENT AND DISCLOSURES

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Accounting Standards Codification (ASC) 820 to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. ASU 2010-06 was effective for us on January 1, 2010, with certain disclosures effective January 1, 2011. The adoption of ASU 2010-06 resulted in additional disclosure in the notes to the financial statements but did not have an impact on our or the Utilities’ financial position or results of operations.

4.	REGULATORY MATTERS

A.	PEC RETAIL RATE MATTERS

COST RECOVERY FILINGS

On May 5, 2011, PEC filed with the SCPSC an application for a $24 million increase in the fuel rate charged to its South Carolina ratepayers, driven by rising fuel prices. If approved, the increase will be effective July 1, 2011, and will increase residential electric bills by $3.71 per 1,000 kilowatt-hour (kWh). On May 2, 2011, PEC also filed with the SCPSC for a $4 million increase in the demand-side management (DSM) and energy-efficiency (EE) rate, driven by the introduction of new and the expansion of existing DSM and EE programs. If approved, the increase will be effective July 1, 2011, and will increase residential electric bills by $1.25 per 1,000 kWh. The net impact of the two filings will result in an average increase in residential electric bills of 5 percent. We cannot predict the outcome of this matter.

OTHER MATTERS

Construction of Generating Facilities

The NCUC has granted PEC permission to construct three new generating facilities: an approximately 600-MW combined cycle dual-fuel facility at its Richmond generation facility, an approximately 950-MW combined cycle natural gas-fueled facility at its Lee generation facility, and an approximately 620-MW natural gas-fueled facility at its Sutton generation facility. The facilities are expected to be placed in service in June 2011, January 2013 and December 2013, respectively.

Planned Retirements of Generating Facilities

PEC filed a plan with the NCUC and the SCPSC to retire all of its coal-fired generating facilities in North Carolina that do not have scrubbers. These facilities total approximately 1,500 MW at four sites. In March 2011, PEC advised the NCUC and the SCPSC that the coal-fired generating facilities at one of the four sites, the Weatherspoon site, is expected to be retired on October 1, 2011. PEC expects to retire the remaining facilities by the end of 2014.

The net carrying value of the four facilities at March 31, 2011, of $171 million is included in other utility plant, net on the Consolidated Balance Sheets. Consistent with ratemaking treatment, PEC will continue to depreciate each plant using the current depreciation lives and rates on file with the NCUC and the SCPSC until the earlier of the plant’s retirement or PEC’s completion and filing of a new depreciation study on or before March 31, 2013. The final recovery periods may change in connection with the regulators’ determination of the rate recovery of the remaining net carrying value.

B.	PEF RETAIL RATE MATTERS

CR3 OUTAGE

In September 2009, the Crystal River Unit No. 3 Nuclear Plant (CR3) began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination within the concrete of the outer wall of the containment building, which resulted in an extension of the outage. After comprehensive analysis, we determined that the concrete delamination at CR3 was caused by redistribution of stresses on the containment wall that occurred when we created an opening to accommodate the replacement of the unit’s steam generators. In March 2011, the work to return the plant to service was suspended after monitoring equipment at the repair site identified a new delamination that occurred after the repair work was completed and during the late stages of retensioning the containment building. CR3 will remain out of service while we conduct a thorough engineering analysis and review of the new delamination and evaluate repair options.

The potential repair options, which will be based on the engineering analysis, could range from repair of the impacted areas to replacement of a substantial portion of the concrete walls of the containment building. Repair options that alter the original licensing basis could require approval by the NRC. Once the repair options are known, there are many additional factors that will be considered in the decision about the unit’s operation, including, among other things, customer benefits; public, regulatory and political support; adequate financial cost-recovery mechanisms; the scope of insurance coverage for replacement power and repair costs (as discussed below); and NRC renewal of CR3’s operating license. CR3’s current operating license expires in December 2016, and PEF applied for a 20-year renewal of the license in 2008. Our current intention is to return CR3 to service as it is an important aspect of providing power to our customers from a diverse portfolio of baseload generation. We currently believe that retiring and decommissioning the unit without returning it to service is unlikely. However, we cannot estimate a return-to-service date or the cost of repair at this time.

PEF maintains insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at CR3 through Nuclear Electric Insurance Limited (NEIL). NEIL has confirmed that the CR3 initial delamination is a covered accident. Following a 12-week deductible period, the NEIL program provided reimbursement for replacement power costs for 52 weeks at $4.5 million per week, through April 9, 2011. An additional 71 weeks of coverage is provided at $3.6 million per week. Accordingly, the NEIL program provides replacement power coverage of up to $490 million per event. PEF also maintains insurance coverage through

NEIL’s accidental property damage program, which provides insurance coverage up to $2.25 billion with a $10 million deductible per claim. PEF is continuing to work with NEIL for recovery of applicable repair costs and associated replacement power costs.

The following table summarizes the CR3 replacement power and repair costs and recovery through March 31, 2011:

(in millions)	Replacement Power Costs	Repair Costs
Spent to date	$339	$182
NEIL proceeds received to date	(144)	(75)
Insurance receivable at March 31, 2011	(85)	(62)
Balance for recovery	$110	$45

PEF believes the actions taken and costs incurred in response to the CR3 delamination have been prudent and, accordingly, considers replacement power and capital costs not recoverable through insurance to be recoverable through its fuel cost-recovery clause or base rates. As approved by the FPSC, on January 1, 2011, PEF began collecting, subject to refund, replacement power costs related to CR3 within the fuel clause (See Note 7C in the 2010 Form 10-K). PEF has recorded $229 million of NEIL replacement power cost reimbursements subsequent to the deductible period, which reduced the portion of the deferred fuel regulatory asset related to the extended CR3 outage to $110 million at March 31, 2011. Additional replacement power costs and repair and maintenance costs incurred until CR3 is returned to service could be material. We cannot predict with certainty the future recoverability of these costs. Failure to recover some or all of these costs could have a material adverse effect on our and PEF’s financial results.

On October 25, 2010, the FPSC approved PEF’s motion to establish a separate spin-off docket to review the prudence and costs related to the outage and replacement fuel and power costs associated with the CR3 extended outage. This docket will allow the FPSC to evaluate PEF’s actions concerning the concrete delamination and review PEF’s resulting costs associated with the extended outage. On April 26, 2011, the FPSC denied PEF’s motion to bifurcate the spin-off docket into two phases. The FPSC ordered PEF to file an updated status report with the FPSC on May 19, 2011, and scheduled a status conference for May 23, 2011.

We cannot predict the outcome of these matters.

COST OF REMOVAL RESERVE

The base rate settlement agreement in effect through the last billing cycle of 2012 provides that PEF will have the discretion to reduce amortization expense (cost of removal component) by up to $150 million in 2010, up to $250 million in 2011, and up to any remaining balance in the cost of removal reserve in 2012 until the earlier of (a) PEF’s applicable cost of removal reserve reaches zero, or (b) the expiration of the settlement agreement at the end of 2012. In the event PEF reduces amortization expense by less than the annual amounts for 2010 or 2011, PEF may carry forward (i.e., increase the annual cap by) any unused cost of removal reserve amounts in subsequent years during the term of the agreement. PEF carried an unused balance of $90 million forward from 2010, which is available to reduce future amortization expense. For the three months ended March 31, 2011, PEF recognized an $80 million reduction in amortization expense pursuant to the settlement agreement. PEF’s applicable cost of removal reserve of $369 million is recorded as a regulatory liability on its March 31, 2011 Balance Sheet. The balance of the cost of removal reserve is impacted by accruals in accordance with PEF’s latest depreciation study, removal costs expended and reductions in amortization expense as permitted by the settlement agreement.

NUCLEAR COST RECOVERY

Levy Nuclear

In 2008, the FPSC granted PEF’s petition for an affirmative Determination of Need and related orders requesting cost recovery under Florida’s nuclear cost-recovery rule for PEF’s proposed Levy Units No. 1 and No. 2 Nuclear Power Plants (Levy), together with the associated facilities, including transmission lines and substation facilities.

Major construction activities on the Levy project are being postponed until after the NRC issues the combined license (COL), which is expected in 2013 if the current licensing schedule remains on track. Taking into account cost, potential carbon regulation, fossil fuel price volatility and the benefits of fuel diversification, we consider Levy to be PEF’s preferred baseload generation option. Along with the FPSC’s annual prudence reviews, we will continue to evaluate the project on an ongoing basis based on certain criteria, including, but not limited to, public, regulatory and political support; adequate financial cost-recovery mechanisms; appropriate levels of joint owner participation; customer rate impacts; project feasibility, including comparison to other generation options; DSM and EE programs; and availability and terms of capital financing.

CR3 Uprate

In 2007, the FPSC issued an order approving PEF’s Determination of Need petition related to a multi-stage uprate of CR3 that will increase CR3’s gross output by approximately 180 MW during its next refueling outage. PEF implemented the first-stage design modifications in 2008. The third and final stage of the uprate will require a license amendment to be filed with the NRC. PEF is in the process of finalizing that amendment request.

Cost Recovery

On May 2, 2011, PEF filed its annual nuclear cost-recovery filing with the FPSC to recover $158 million, which includes recovery of pre-construction and carrying costs and Capacity Cost-Recovery Clause (CCRC) recoverable operation and maintenance (O&M) expense incurred or anticipated to be incurred during 2012, recovery of $115 million of prior years deferrals in 2012, as well as the estimated actual true-up of 2011 costs associated with the Levy and CR3 uprate projects. This results in a decrease in the nuclear cost-recovery charge of $0.33 per 1,000 kWh for residential customers, which if approved, would begin with the first January 2012 billing cycle. The FPSC has scheduled hearings in this matter for August 2011, with a decision expected in October 2011. We cannot predict the outcome of this matter.

DEMAND-SIDE MANAGEMENT COST RECOVERY

On December 30, 2009, the FPSC ordered PEF and other Florida utilities to adopt DSM goals based on enhanced measures, which will result in significantly higher conservation goals. As subsequently revised by the FPSC, PEF’s aggregate conservation goals over the next 10 years were: 1,134 Summer MW, 1,058 Winter MW, and 3,205 gigawatt-hours (GWh). On March 30, 2010, PEF filed a petition for approval of its proposed DSM plan and to authorize cost recovery through the Energy Conservation Cost Recovery Clause (ECCR). On September 14, 2010, the FPSC held an agenda conference to approve PEF’s petition for the DSM plan. The FPSC ruled that while PEF’s proposed DSM plan met the cumulative, 10-year DSM goals set by the FPSC, the plan did not meet the annual DSM goals. On October 4, 2010, the FPSC denied PEF’s petition for the DSM plan, approved PEF’s solar pilot programs, and required PEF to file a revised proposed DSM plan that meets the annual goals set by the FPSC. PEF filed a revised proposed DSM plan on November 29, 2010. An agenda conference has been scheduled by the FPSC for May 24, 2011. We cannot predict the outcome of this matter.

5.	EQUITY AND COMPREHENSIVE INCOME

A.	EARNINGS PER COMMON SHARE

There are no material differences between our basic and diluted earnings per share amounts for the three months ended March 31, 2011 and 2010.  The effects of restricted stock unit awards, performance share awards and stock options outstanding on diluted earnings per share are immaterial.

B.	RECONCILIATION OF TOTAL EQUITY

PROGRESS ENERGY

The consolidated financial statements include the accounts of the Parent and its majority owned subsidiaries. Noncontrolling interests principally represent minority shareholders’ proportionate share of the equity of a subsidiary and a VIE (See Note 1C).

The following table presents changes in total equity for the year to date:

(in millions)	Total Common Stock Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$10,023	$4	$10,027
Net income(a)	184	(1)	183
Other comprehensive income	4	-	4
Issuance of shares through offerings and stock- based compensation plans (See Note 5D)	19	-	19
Dividends declared	(183)	-	(183)
Distributions to noncontrolling interests	-	(2)	(2)
Other	-	2	2
Balance, March 31, 2011	$10,047	$3	$10,050

Balance, December 31, 2009	$9,449	$6	$9,455
Net income(a)	190	(2)	188
Other comprehensive loss	(4)	-	(4)
Issuance of shares through offerings and stock- based compensation plans (See Note 5D)	220	-	220
Dividends declared	(179)	-	(179)
Other	-	1	1
Balance, March 31, 2010	$9,676	$5	$9,681

(a)
For the three months ended March 31, 2011, consolidated net income of $185 million includes $2 million attributable to preferred shareholders of subsidiaries. For the three months ended March 31, 2010, consolidated net income of $190 million includes $2 million attributable to preferred shareholders of subsidiaries. Income attributable to preferred shareholders of subsidiaries is not a component of total equity and is excluded from the table above.

PEC

Interim disclosures of changes in equity are required if the reporting entity has less than wholly-owned subsidiaries, of which PEC has none.  Therefore, an equity reconciliation for PEC has not been provided.

PEF

Interim disclosures of changes in equity are required if the reporting entity has less than wholly-owned subsidiaries, of which PEF has none. Therefore, an equity reconciliation for PEF has not been provided.

C.	COMPREHENSIVE INCOME

PROGRESS ENERGY
	Three months ended March 31
(in millions)	2011	2010
Net income	$185	$190
Other comprehensive income (loss)
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $1 and $1)	1	2
Change in unrecognized items for pension and other postretirement benefits (net of tax expense of $1 and $1)	1	1
Net unrealized gains (losses) on cash flow hedges (net of tax (expense) benefit of $(1) and $4)	2	(6)
Other (net of tax expense of $-)	-	(1)
Other comprehensive income (loss)	4	(4)
Comprehensive income	189	186
Comprehensive income attributable to noncontrolling interests	(1)	-
Comprehensive income attributable to controlling interests	$188	$186

PEC
	Three months ended March 31
(in millions)	2011	2010
Net income	$131	$136
Other comprehensive income (loss)
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $1 and $1)	1	1
Net unrealized gains (losses) on cash flow hedges (net of tax (expense) benefit of $(1) and $1)	1	(1)
Other comprehensive income	2	-
Comprehensive income	133	136
Comprehensive loss attributable to noncontrolling interests	-	2
Comprehensive income attributable to controlling interests	$133	$138

PEF
	Three months ended March 31
(in millions)	2011	2010
Net income	$102	$102
Other comprehensive loss
Net unrealized losses on cash flow hedges (net of tax benefit of $- and $2)	-	(3)
Other comprehensive loss	-	(3)
Comprehensive income	$102	$99

D.	COMMON STOCK

At March 31, 2011 and December 31, 2010, we had 500 million shares of common stock authorized under our charter, of which 294 million and 293 million shares were outstanding, respectively. We periodically issue shares of common stock through the Progress Energy 401(k) Savings & Stock Ownership Plan (401(k)), the Progress Energy Investor Plus Plan (IPP) and other benefit plans.

The following table presents information for our common stock issuances:

	Three months ended March 31
	2011		2010
(in millions)	Shares	Net Proceeds	Shares	Net Proceeds
Total issuances	1.0	$8	6.1	$197
Issuances through 401(k) and/or IPP	-	1	5.2	197

6.	PREFERRED STOCK OF SUBSIDIARIES

All of our preferred stock was issued by the Utilities. The preferred stock is considered temporary equity due to certain provisions that could require us to redeem the preferred stock for cash. In the event dividends payable on PEC or PEF preferred stock are in default for an amount equivalent to or exceeding four quarterly dividend payments, the holders of the preferred stock are entitled to elect a majority of PEC’s or PEF’s respective board of directors until all accrued and unpaid dividends are paid. All classes of preferred stock are entitled to cumulative dividends with preference to the common stock dividends, are redeemable by vote of the Utilities’ respective board of directors at any time, and do not have any preemptive rights. All classes of preferred stock have a liquidation preference equal to $100 per share plus any accumulated unpaid dividends except for PEF’s 4.75%, $100 par value class, which does not have a liquidation preference. Each holder of PEC’s preferred stock is entitled to one vote. The holders of PEF’s preferred stock have no right to vote except for certain circumstances involving dividends payable on preferred stock that are in default or certain matters affecting the rights and preferences of the preferred stock.

7.	DEBT AND CREDIT FACILITIES

Material changes to Progress Energy’s, PEC’s and PEF’s debt and credit facilities and financing activities since December 31, 2010, are as follows.

On January 21, 2011, the Parent issued $500 million of 4.40% Senior Notes due 2021. The net proceeds, along with available cash on hand, were used to retire the $700 million outstanding aggregate principal balance of our 7.10% Senior Notes due March 1, 2011.

On May 3, 2011, $22 million of the Parent’s $500 million revolving credit agreement (RCA) expired, leaving the Parent with total credit commitments of $478 million supported by 14 financial institutions. After the $22 million expiration, our combined credit commitments for the Parent, PEC and PEF are $1.978 billion, supported by 23 financial institutions.

8.	FAIR VALUE DISCLOSURES

A.	DEBT AND INVESTMENTS

PROGRESS ENERGY

DEBT

The carrying amount of our long-term debt, including current maturities, was $12.441 billion and $12.642 billion at March 31, 2011 and December 31, 2010, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $13.6 billion and $14.0 billion at March 31, 2011 and December 31, 2010, respectively.

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. Our available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning the Utilities’ nuclear plants as discussed in Note 4C in the 2010 Form 10-K. Nuclear decommissioning trust (NDT) funds are presented on the Consolidated Balance Sheets at fair value. In addition to the NDT funds, we hold other debt investments in certain benefit trusts classified as available-for-sale, which are included in miscellaneous other property and investments on the Consolidated Balance Sheets at fair value.

The following table summarizes our available-for-sale securities at March 31, 2011 and December 31, 2010:

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
March 31, 2011
Common stock equity	$1,089	$12	$461
Preferred stock and other equity	52	-	11
Corporate debt	88	-	5
U.S. state and municipal debt	104	4	2
U.S. and foreign government debt	232	1	9
Money market funds and other	89	-	1
Total	$1,654	$17	$489

December 31, 2010
Common stock equity	$1,021	$13	$408
Preferred stock and other equity	28	-	11
Corporate debt	90	-	6
U.S. state and municipal debt	132	4	3
U.S. and foreign government debt	264	2	10
Money market funds and other	52	-	1
Total	$1,587	$19	$439

The NDT funds and other available-for-sale debt investments held in certain benefit trusts are managed by third-party investment managers who have a right to sell securities without our authorization. Net unrealized gains and losses of the NDT funds that would be recorded in earnings or other comprehensive income by a nonregulated entity are recorded as regulatory assets and liabilities pursuant to ratemaking treatment. Therefore, the preceding table includes the unrealized gains and losses for the NDT funds based on the original cost of the trust investments. All of the unrealized losses and unrealized gains for 2011 and 2010 relate to the NDT funds. There were no material unrealized losses and unrealized gains for the other available-for-sale debt securities held in benefit trusts at March 31, 2011 and December 31, 2010.

The aggregate fair value of investments that related to the 2011 and 2010 unrealized losses was $188 million and $195 million, respectively.

At March 31, 2011, the fair value of our available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$42
Due after one through five years	153
Due after five through 10 years	156
Due after 10 years	80
Total	$431

The following table presents selected information about our sales of available-for-sale securities during the three months ended March 31, 2011 and 2010. Realized gains and losses were determined on a specific identification basis.

(in millions)	2011	2010
Proceeds	$1,744	$1,937
Realized gains	9	5
Realized losses	4	6

Proceeds were primarily related to NDT funds. Some of our benefit investment trusts are managed by third-party investment managers who have the right to sell securities without our authorization. Losses for investments in these benefit investment trusts were not material. Other securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary. At March 31, 2011 and December 31, 2010, our other securities had no investments in a continuous loss position for greater than 12 months.

PEC

DEBT

The carrying amount of PEC’s long-term debt, including current maturities, was $3.693 billion at March 31, 2011 and December 31, 2010. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $4.0 billion at March 31, 2011 and December 31, 2010.

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. PEC’s available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning PEC’s nuclear plants as discussed in Note 4C in the 2010 Form 10-K. NDT funds are presented on the Consolidated Balance Sheets at fair value.

The following table summarizes PEC’s available-for-sale securities at March 31, 2011 and December 31, 2010:

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
March 31, 2011
Common stock equity	$699	$10	$291
Preferred stock and other equity	16	-	7
Corporate debt	75	-	4
U.S. state and municipal debt	48	1	1
U.S. and foreign government debt	200	1	8
Money market funds and other	35	-	1
Total	$1,073	$12	$312

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
December 31, 2010
Common stock equity	$652	$10	$256
Preferred stock and other equity	14	-	6
Corporate debt	72	-	5
U.S. state and municipal debt	51	1	1
U.S. and foreign government debt	199	1	9
Money market funds and other	42	-	1
Total	$1,030	$12	$278

The NDT funds are managed by third-party investment managers who have a right to sell securities without our authorization. Net unrealized gains and losses of the NDT funds that would be recorded in earnings or other comprehensive income by a nonregulated entity are recorded as regulatory assets and liabilities pursuant to ratemaking treatment. Therefore, the preceding table includes the unrealized gains and losses for the NDT funds based on the original cost of the trust investments. All of the unrealized losses and gains for 2011 and 2010 relate to the NDT funds.

The aggregate fair value of investments that related to the March 31, 2011 and December 31, 2010 unrealized losses was $122 million and $104 million, respectively.

At March 31, 2011, the fair value of PEC’s available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$14
Due after one through five years	139
Due after five through 10 years	118
Due after 10 years	59
Total	$330

The following table presents selected information about PEC’s sales of available-for-sale securities during the three months ended March 31, 2011 and 2010. Realized gains and losses were determined on a specific identification basis.

(in millions)	2011	2010
Proceeds	$131	$107
Realized gains	3	3
Realized losses	1	5

PEC’s proceeds were primarily related to NDT funds. Other securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary. At March 31, 2011 and December 31, 2010, PEC did not have any other securities.

PEF

DEBT

The carrying amount of PEF’s long-term debt, including current maturities, was $4.482 billion at March 31, 2011 and December 31, 2010. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $4.9 billion and $5.0 billion at March 31, 2011 and December 31, 2010, respectively.

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. PEF’s available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning PEF’s nuclear plant as discussed in Note 4C in the 2010 Form 10-K. The NDT funds are presented on the Balance Sheets at fair value.

The following table summarizes PEF’s available-for-sale securities at March 31, 2011 and December 31, 2010:

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
March 31, 2011
Common stock equity	$390	$2	$170
Preferred stock and other equity	36	-	4
Corporate debt	13	-	1
U.S. state and municipal debt	56	3	1
U.S. and foreign government debt	32	-	1
Money market funds and other	47	-	-
Total	$574	$5	$177

December 31, 2010
Common stock equity	$369	$3	$152
Preferred stock and other equity	14	-	5
Corporate debt	14	-	1
U.S. state and municipal debt	81	3	2
U.S. and foreign government debt	62	1	1
Money market funds and other	10	-	-
Total	$550	$7	$161

The NDT funds are managed by third-party investment managers who have a right to sell securities without our authorization. Net unrealized gains and losses of the NDT funds that would be recorded in earnings or other comprehensive income by a nonregulated entity are recorded as regulatory assets and liabilities pursuant to ratemaking treatment. Therefore, the preceding table includes unrealized gains and losses for the NDT funds based on the original cost of the trust investments. All of the unrealized losses and gains for 2011 and 2010 relate to the NDT funds.

The aggregate fair value of investments that related to the March 31, 2011 and December 31, 2010 unrealized losses was $66 million and $87 million, respectively.

At March 31, 2011, the fair value of PEF’s available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$28
Due after one through five years	14
Due after five through 10 years	38
Due after 10 years	21
Total	$101

The following table presents selected information about PEF’s sales of available-for-sale securities during the three months ended March 31, 2011 and 2010. Realized gains and losses were determined on a specific identification basis.

(in millions)	2011	2010
Proceeds	$1,606	$1,790
Realized gains	6	2
Realized losses	3	1

PEF’s proceeds were related to NDT funds. Other securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary. At March 31, 2011 and December 31, 2010, PEF did not have any other securities.

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

Certain assets and liabilities, including long-lived assets, were measured at fair value on a nonrecurring basis. There were no significant fair value measurement losses recognized for such assets and liabilities in the periods reported. These fair value measurements fall within Level 3 of the hierarchy as previously discussed.

The following tables set forth, by level within the fair value hierarchy, our and the Utilities’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

PROGRESS ENERGY
(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2011
Assets
Nuclear decommissioning trust funds
Common stock equity	$1,089	$-	$-	$1,089
Preferred stock and other equity	25	27	-	52
Corporate debt	-	88	-	88
U.S. state and municipal debt	-	104	-	104
U.S. and foreign government debt	77	155	-	232
Money market funds and other	2	74	-	76
Total nuclear decommissioning trust funds	1,193	448	-	1,641
Derivatives
Commodity forward contracts	-	34	-	34
Interest rate contracts	-	5	-	5
Other marketable securities
Money market and other	19	7	-	26
Total assets	$1,212	$494	$-	$1,706

Liabilities
Derivatives
Commodity forward contracts	$-	$405	$32	$437
Interest rate contracts	-	18	-	18
Contingent value obligations derivatives	-	15	-	15
Total liabilities	$-	$438	$32	$470

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2010
Assets
Nuclear decommissioning trust funds
Common stock equity	$1,021	$-	$-	$1,021
Preferred stock and other equity	22	6	-	28
Corporate debt	-	86	-	86
U.S. state and municipal debt	-	132	-	132
U.S. and foreign government debt	79	182	-	261
Money market funds and other	1	42	-	43
Total nuclear decommissioning trust funds	1,123	448	-	1,571
Derivatives
Commodity forward contracts	-	15	-	15
Interest rate contracts	-	4	-	4
Other marketable securities
Corporate debt	-	4	-	4
U.S. and foreign government debt	-	3	-	3
Money market and other	18	-	-	18
Total assets	$1,141	$474	$-	$1,615

Liabilities
Derivatives
Commodity forward contracts	$-	$458	$36	$494
Interest rate contracts	-	39	-	39
Contingent value obligations derivatives	-	15	-	15
Total liabilities	$-	$512	$36	$548

PEC
(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2011
Assets
Nuclear decommissioning trust funds
Common stock equity	$699	$-	$-	$699
Preferred stock and other equity	16	-	-	16
Corporate debt	-	75	-	75
U.S. state and municipal debt	-	48	-	48
U.S. and foreign government debt	77	123	-	200
Money market funds and other	1	27	-	28
Total nuclear decommissioning trust funds	793	273	-	1,066
Derivatives
Commodity forward contracts	-	6	-	6
Interest rate contracts	-	4	-	4
Other marketable securities	2	-	-	2
Total assets	$795	$283	$-	$1,078

Liabilities
Derivatives
Commodity forward contracts	$-	$77	$32	$109
Interest rate contracts	-	11	-	11
Total liabilities	$-	$88	$32	$120

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2010
Assets
Nuclear decommissioning trust funds
Common stock equity	$652	$-	$-	$652
Preferred stock and other equity	14	-	-	14
Corporate debt	-	72	-	72
U.S. state and municipal debt	-	51	-	51
U.S. and foreign government debt	76	123	-	199
Money market funds and other	1	28	-	29
Total nuclear decommissioning trust funds	743	274	-	1,017
Derivatives
Commodity forward contracts	-	2	-	2
Interest rate contracts	-	3	-	3
Other marketable securities	4	-	-	4
Total assets	$747	$279	$-	$1,026

Liabilities
Derivatives
Commodity forward contracts	$-	$87	$36	$123
Interest rate contracts	-	11	-	11
Total liabilities	$-	$98	$36	$134

PEF
(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2011
Assets
Nuclear decommissioning trust funds
Common stock equity	$390	$-	$-	$390
Preferred stock and other equity	9	27	-	36
Corporate debt	-	13	-	13
U.S. state and municipal debt	-	56	-	56
U.S. and foreign government debt	-	32	-	32
Money market funds and other	1	47	-	48
Total nuclear decommissioning trust funds	400	175	-	575
Derivatives
Commodity forward contracts	-	28	-	28
Interest rate contracts	-	1	-	1
Other marketable securities	3	-	-	3
Total assets	$403	$204	$-	$607

Liabilities
Derivatives
Commodity forward contracts	$-	$328	$-	$328
Interest rate contracts	-	6	-	6
Total liabilities	$-	$334	$-	$334

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2010
Assets
Nuclear decommissioning trust funds
Common stock equity	$369	$-	$-	$369
Preferred stock and other equity	8	6	-	14
Corporate debt	-	14	-	14
U.S. state and municipal debt	-	81	-	81
U.S. and foreign government debt	3	59	-	62
Money market funds and other	-	14	-	14
Total nuclear decommissioning trust funds	380	174	-	554
Derivatives
Commodity forward contracts	-	13	-	13
Other marketable securities	1	-	-	1
Total assets	$381	$187	$-	$568

Liabilities
Derivatives
Commodity forward contracts	$-	$371	$-	$371
Interest rate contracts	-	7	-	7
Total liabilities	$-	$378	$-	$378

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

We issued Contingent Value Obligations (CVOs) in connection with the acquisition of Florida Progress Corporation (Florida Progress), as discussed in Note 15 in the 2010 Form 10-K. The CVOs are derivatives recorded at fair value based on quoted prices from a less-than-active market and are classified as Level 2.

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

A reconciliation of changes in the fair value of our and the Utilities’ commodity derivative liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31 follows:

PROGRESS ENERGY
(in millions)	2011	2010
Derivatives, net at January 1	$36	$39
Total unrealized (gains) losses deferred as regulatory assets and liabilities, net	(4)	13
Derivatives, net at March 31	$32	$52

PEC
(in millions)	2011	2010
Derivatives, net at January 1	$36	$27
Total unrealized (gains) losses deferred as regulatory assets and liabilities, net	(4)	9
Derivatives, net at March 31	$32	$36

PEF
(in millions)	2011	2010
Derivatives, net at January 1	$-	$12
Total unrealized (gains) losses deferred as regulatory assets and liabilities, net	-	4
Derivatives, net at March 31	$-	$16

Substantially all unrealized gains and losses on derivatives are deferred as regulatory liabilities or assets consistent with ratemaking treatment. There were no Level 3 realized gains or losses, purchases, sales, issuances or settlements during the period.

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

The components of the net periodic benefit cost for the respective Progress Registrants for the three months ended March 31 were:

PROGRESS ENERGY
	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Service cost	$13	$12	$3	$2
Interest cost	35	35	10	8
Expected return on plan assets	(45)	(39)	-	(1)
Amortization of actuarial loss(a)	14	12	3	-
Other amortization, net(a)	2	2	1	1
Net periodic cost	$19	$22	$17	$10

(a)	Adjusted to reflect PEF’s rate treatment. See Note 16B in the 2010 Form 10-K.

PEC
	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Service cost	$5	$5	$2	$1
Interest cost	16	16	5	4
Expected return on plan assets	(23)	(19)	-	-
Amortization of actuarial loss	6	4	1	-
Other amortization, net	1	1	-	-
Net periodic cost	$5	$7	$8	$5

PEF
	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Service cost	$6	$5	$1	$-
Interest cost	15	15	4	3
Expected return on plan assets	(20)	(17)	-	-
Amortization of actuarial loss	8	7	2	-
Other amortization, net	-	-	1	1
Net periodic cost	$9	$10	$8	$4

In 2011, we expect to make contributions directly to pension plan assets of approximately $300 million-$400 million for us, including $200 million-$250 million for PEC and $100 million-$150 million for PEF. We contributed $210 million during the three months ended March 31, 2011, including $140 million for PEC and $70 million for PEF.

As a result of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act, which were enacted in March 2010, an additional tax expense of $22 million for us, including $12 million for PEC and $10 million for PEF, was recognized during the three months ended March 31, 2010. See Note 16A in the 2010 Form 10-K.

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

Certain counterparties have posted or held cash collateral in support of these instruments. Progress Energy had a cash collateral asset included in derivative collateral posted of $135 million and $164 million on the Progress Energy Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, Progress Energy had 282.9 million MMBtu notional of natural gas and 20.3 million gallons notional of oil related to outstanding commodity derivative swaps that were entered into to hedge forecasted natural gas and oil purchases.

PEC had a cash collateral asset included in prepayments and other current assets of $18 million and $24 million on the PEC Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, PEC had 79.2 million MMBtu notional of natural gas related to outstanding commodity derivative swaps that were entered into to hedge forecasted natural gas purchases.

PEF’s cash collateral asset included in derivative collateral posted was $117 million and $140 million on the PEF Balance Sheets at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, PEF had 203.7 million MMBtu notional of natural gas and 20.3 million gallons notional of oil related to outstanding commodity derivative swaps that were entered into to hedge forecasted natural gas and oil purchases.

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

CASH FLOW HEDGES

At March 31, 2011, all open interest rate hedges will reach their mandatory termination dates within two and a half years. At March 31, 2011, including amounts related to terminated hedges, we had $59 million of after tax losses, including $31 million and $4 million of after-tax losses at PEC and PEF, respectively, recorded in accumulated other comprehensive income related to forward starting swaps. It is expected that in the next twelve months losses of $7 million, net of tax, primarily related to terminated hedges, will be reclassified to interest expense at Progress Energy, including $4 million at PEC. The actual amounts that will be reclassified to earnings may vary from the expected amounts as a result of changes in interest rates and changes in the timing of debt issuances at the Parent and the Utilities and changes in market value of currently open forward starting swaps.

At December 31, 2010, including amounts related to terminated hedges, we had $63 million of after-tax losses, including $33 million and $4 million of after-tax losses at PEC and PEF, respectively, recorded in accumulated other comprehensive income related to forward starting swaps.

At December 31, 2010, Progress Energy had $1.050 billion notional of open forward starting swaps, including $350 million at PEC and $200 million at PEF. At March 31, 2011, Progress Energy had $750 million notional of open forward starting swaps, including $350 million at PEC and $200 million at PEF. Subsequent to March 31, 2011, PEC settled a $100 million notional forward starting swap and PEC and PEF entered into $100 million notional and $75 million notional forward starting swaps, respectively.

FAIR VALUE HEDGES

For interest rate fair value hedges, the change in the fair value of the hedging derivative is recorded in net interest charges and is offset by the change in the fair value of the hedged item. At March 31, 2011, and December 31, 2010, neither we nor the Utilities had any outstanding positions in such contracts.

C.	CONTINGENT FEATURES

Certain of our commodity derivative instruments contain provisions defining fair value thresholds requiring the posting of collateral for hedges in a liability position greater than such threshold amounts. The thresholds are tiered and based on the individual company’s credit rating with Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P) and/or Fitch Ratings (Fitch). Higher credit ratings have a higher threshold requiring a lower amount of the outstanding liability position to be covered by posted collateral. Conversely, lower credit ratings require a higher amount of the outstanding liability position to be covered by posted collateral. If our credit ratings were to be downgraded, we may have to post additional collateral on certain hedges in liability positions.

In addition, certain of our commodity derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from Moody’s, S&P and/or Fitch. If our debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to the commodity derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on commodity derivative instruments in net liability positions.

The aggregate fair value of all commodity derivative instruments at Progress Energy with credit risk-related contingent features that are in a net liability position was $382 million at March 31, 2011, for which Progress Energy has posted collateral of $135 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered at March 31, 2011, Progress Energy would have been required to post an additional $247 million of collateral with its counterparties.

The aggregate fair value of all commodity derivative instruments at PEC with credit risk-related contingent features that are in a liability position was $101 million at March 31, 2011, for which PEC has posted collateral of $18 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered at March 31, 2011, PEC would have been required to post an additional $83 million of collateral with its counterparties.

The aggregate fair value of all commodity derivative instruments at PEF with credit risk-related contingent features that are in a net liability position was $281 million at March 31, 2011, for which PEF has posted collateral of $117 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered on March 31, 2011, PEF would have been required to post an additional $164 million of collateral with its counterparties.

D.	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITY INFORMATION

PROGRESS ENERGY

The following table presents the fair value of derivative instruments at March 31, 2011 and December 31, 2010:

Instrument / Balance sheet location	March 31, 2011		December 31, 2010
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Interest rate derivatives
Prepayments and other current assets	$-		$1
Other assets and deferred debits	5		3
Derivative liabilities, current		$13		$32
Derivative liabilities, long-term		5		7
Total derivatives designated as hedging instruments	5	18	4	39

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	24		11
Other assets and deferred debits	10		4
Derivative liabilities, current		206		226
Derivative liabilities, long-term		231		268
CVOs(b)
Other liabilities and deferred credits		15		15
Fair value of derivatives not designated as hedging instruments	34	452	15	509
Fair value loss transition adjustment(c)
Derivative liabilities, current		1		1
Derivative liabilities, long-term		3		3
Total derivatives not designated as hedging instruments	34	456	15	513
Total derivatives	$39	$474	$19	$552

(a)	Substantially all of these contracts receive regulatory treatment.
(b)	As discussed in Note 15 in the 2010 Form 10-K, the Parent issued 98.6 million CVOs in connection with the acquisition of Florida Progress during 2000.
(c)
In 2003, PEC recorded a $38 million pre-tax ($23 million after-tax) fair value loss transition adjustment pursuant to the adoption of new accounting guidance for derivatives. The related liability is being amortized to earnings over the term of the related contracts.

The following tables present the effect of derivative instruments on other comprehensive income (OCI) (See Note 5C) and the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2011	2010	2011	2010	2011	2010
Interest rate derivatives(c) (d)	$2	$(6)	$(1)	$(2)	$(1)	$-

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded in the Consolidated Statements of Income are classified in interest charges.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2011	2010	2011	2010
Commodity derivatives	$(52)	$(59)	$23	$(234)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Consolidated Balance Sheets until derivatives are settled.

Instrument	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)	2011	2010
Commodity derivatives(a)	$-	$(1)

(a)	Amounts recorded in the Consolidated Statements of Income are classified in other, net.

PEC

The following table presents the fair value of derivative instruments at March 31, 2011 and December 31, 2010:

Instrument / Balance sheet location	March 31, 2011		December 31, 2010
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Interest rate derivatives
Other assets and deferred debits	$4		$3
Derivative liabilities, current		$7		$7
Other liabilities and deferred credits		4		4
Total derivatives designated as hedging instruments	4	11	3	11

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	3		1
Other assets and deferred debits	3		1
Derivative liabilities, current		41		45
Other liabilities and deferred credits		68		78
Fair value of derivatives not designated as hedging instruments	6	109	2	123
Fair value loss transition adjustment(b)
Derivative liabilities, current		1		1
Other liabilities and deferred credits		3		3
Total derivatives not designated as hedging instruments	6	113	2	127
Total derivatives	$10	$124	$5	$138

(a)	Substantially all of these contracts receive regulatory treatment.
(b)
In 2003, PEC recorded a $38 million pre-tax ($23 million after-tax) fair value loss transition adjustment pursuant to the adoption of new accounting guidance for derivatives. The related liability is being amortized to earnings over the term of the related contracts.

The following tables present the effect of derivative instruments on OCI (See Note 5C) and the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2011	2010	2011	2010	2011	2010
Interest rate derivatives(c) (d)	$1	$(1)	$(1)	$(1)	$-	$-

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded in the Consolidated Statements of Income are classified in interest charges.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2011	2010	2011	2010
Commodity derivatives	$(11)	$(7)	$7	$(42)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Consolidated Balance Sheets until derivatives are settled.

Instrument	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)	2011	2010
Commodity derivatives(a)	$-	$(1)

(a)	Amounts recorded in the Consolidated Statements of Income are classified in other, net.

PEF

The following table presents the fair value of derivative instruments at March 31, 2011 and December 31, 2010:

Instrument / Balance sheet location	March 31, 2011		December 31, 2010
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Interest rate derivatives
Prepayments and other current assets	$1		$-
Derivative liabilities, current		$6		$7
Total derivatives designated as hedging instruments	1	6	-	7

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	21		10
Other assets and deferred debits	7		3
Derivative liabilities, current		165		181
Derivative liabilities, long-term		163		190
Total derivatives not designated as hedging instruments	28	328	13	371
Total derivatives	$29	$334	$13	$378

(a)	Substantially all of these contracts receive regulatory treatment.

The following tables present the effect of derivative instruments on OCI (See Note 5C) and the Statements of Income for the three months ended March 31, 2011 and 2010:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2011	2010	2011	2010	2011	2010
Interest rate derivatives(c) (d)	$-	$(3)	$-	$-	$-	$-

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded in the Statements of Income are classified in interest charges.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2011	2010	2011	2010
Commodity derivatives	$(41)	$(52)	$17	$(192)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Balance Sheets until derivatives are settled.

11.	FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

Products and services are sold between the various reportable segments. All intersegment transactions are at cost.

(in millions)	PEC	PEF	Corporate and Other	Eliminations	Totals
At and for the three months ended March 31, 2011
Revenues
Unaffiliated	$1,133	$1,032	$2	$-	$2,167
Intersegment	-	-	74	(74)	-
Total revenues	1,133	1,032	76	(74)	2,167
Ongoing Earnings	139	111	(48)	-	202
Total Assets	14,880	13,698	20,670	(16,626)	32,622

For the three months ended March 31, 2010
Revenues
Unaffiliated	$1,263	$1,270	$2	$-	$2,535
Intersegment	-	-	61	(61)	-
Total revenues	1,263	1,270	63	(61)	2,535
Ongoing Earnings	147	113	(47)	-	213

Management uses the non-GAAP financial measure “Ongoing Earnings” as a performance measure to evaluate the results of our segments and operations. A reconciliation of consolidated Ongoing Earnings to net income attributable to controlling interests for the three months ended March 31 is as follows:

(in millions)	2011	2010
Ongoing Earnings	$202	$213
Tax levelization	(2)	(2)
Change in tax treatment of the Medicare Part D subsidy (Note 9)	-	(22)
Merger and integration costs, net of tax benefit of $-	(14)	-
Continuing income attributable to noncontrolling interests, net of tax	1	2
Income from continuing operations before cumulative effect of change in accounting principle	187	191
Discontinued operations, net of tax	(2)	1
Cumulative effect of change in accounting principle, net of tax	-	(2)
Net income attributable to noncontrolling interests, net of tax	(1)	-
Net income attributable to controlling interests	$184	$190

12.	ENVIRONMENTAL MATTERS

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

The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), authorize the U.S. Environmental Protection Agency (EPA) to require the cleanup of hazardous waste sites. This statute imposes retroactive joint and several liabilities. Some states, including North Carolina, South Carolina and Florida, have similar types of statutes. We are periodically notified by regulators, including the EPA and various state agencies, of our involvement or potential involvement in sites that may require investigation and/or remediation. There are presently several sites with respect to which we have been notified of our potential liability by the EPA, the state of North Carolina, the state of Florida, or potentially responsible party (PRP) groups as described below in greater detail. Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. PEC and PEF are each PRPs at several manufactured gas plant (MGP) sites. We are also currently in the process of assessing potential costs and exposures at other sites. These costs are eligible for regulatory recovery through either base rates or cost-recovery clauses. Both PEC and PEF evaluate potential claims against other PRPs and insurance carriers and plan to submit claims for cost recovery where appropriate. The outcome of potential and pending claims cannot be predicted. A discussion of sites by legal entity follows.

The EPA and a number of states are considering additional regulatory measures that may affect management, treatment, marketing and disposal of coal combustion residues, primarily ash, from each of the Utilities’ coal-fired plants. Revised or new laws or regulations under consideration may impose changes in solid waste classifications or groundwater protection environmental controls. In June 2010, the EPA proposed two options for new rules to regulate coal combustion residues. The first option would create a comprehensive program of federally enforceable requirements for coal combustion residues management and disposal as hazardous waste. The other option would have the EPA set performance standards for coal combustion residues management facilities and regulate disposal of coal combustion residues as nonhazardous waste. The EPA did not identify a preferred option. Under both options, the EPA may leave in place a regulatory exemption for approved beneficial uses of coal combustion residues that are recycled. A final rule is expected in 2012. Compliance plans and estimated costs to meet the requirements of new regulations will be determined when any new regulations are finalized. We are also evaluating the effect on groundwater quality from past and current operations, which may result in operational changes and additional measures under existing regulations. These issues are also under evaluation by state agencies. Certain regulated chemicals have been measured in wells near our ash ponds at levels above groundwater quality standards. Additional monitoring and investigation will be conducted. Detailed plans and cost estimates will be determined if these evaluations reveal that corrective actions are necessary. We cannot predict the outcome of this matter.

We measure our liability for environmental sites based on available evidence, including our experience in investigating and remediating environmentally impaired sites. The process often involves assessing and developing cost-sharing arrangements with other PRPs. For all sites, as assessments are developed and analyzed, we will accrue costs for the sites in O&M expense on the Income Statements to the extent our liability is probable and the costs can be reasonably estimated. Because the extent of environmental impact, allocation among PRPs for all sites, remediation alternatives (which could involve either minimal or significant efforts), and concurrence of the regulatory authorities have not yet reached the stage where a reasonable estimate of the remediation costs can be made, we cannot determine the total costs that may be incurred in connection with the remediation of all sites at this time. It is probable that current estimates will change and additional losses, which could be material, may be incurred in the future.

The following tables contain information about accruals for probable and estimable costs related to various environmental sites, which were included in other current liabilities and other liabilities and deferred credits on the Balance Sheets:

PROGRESS ENERGY
(in millions)	MGP and Other Sites	Remediation of Distribution and Substation Transformers	Total
Balance, December 31, 2010	$20	$15	$35
Amount accrued for environmental loss contingencies	-	-	-
Expenditures for environmental loss contingencies	(1)	(5)	(6)
Balance, March 31, 2011(a)	$19	$10	$29

Balance, December 31, 2009	$22	$20	$42
Amount accrued for environmental loss contingencies	2	2	4
Expenditures for environmental loss contingencies	(2)	(4)	(6)
Balance, March 31, 2010(a)	$22	$18	$40

(a)	Expected to be paid out over one to 15 years.

PEC
(in millions)	MGP and Other Sites
Balance, December 31, 2010	$12
Amount accrued for environmental loss contingencies	-
Expenditures for environmental loss contingencies	-
Balance, March 31, 2011(a)	$12

Balance, December 31, 2009	$13
Amount accrued for environmental loss contingencies	2
Expenditures for environmental loss contingencies	(2)
Balance, March 31, 2010(a)	$13

(a)	Expected to be paid out over one to five years.

PEF
(in millions)	MGP and Other Sites	Remediation of Distribution and Substation Transformers	Total
Balance, December 31, 2010	$8	$15	$23
Amount accrued for environmental loss contingencies	-	-	-
Expenditures for environmental loss contingencies	(1)	(5)	(6)
Balance, March 31, 2011(a)	$7	$10	$17

Balance, December 31, 2009	$9	$20	$29
Amount accrued for environmental loss contingencies	-	2	2
Expenditures for environmental loss contingencies	-	(4)	(4)
Balance, March 31, 2010(a)	$9	$18	$27

(a)	Expected to be paid out over one to 15 years.

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

In 2004, the EPA advised PEC that it had been identified as a PRP at the Ward Transformer site located in Raleigh, N.C. (Ward) site. The EPA offered PEC and a number of other PRPs the opportunity to negotiate the removal action for the Ward site and reimbursement to the EPA for the EPA’s past expenditures in addressing conditions at the Ward site. Subsequently, PEC and other PRPs signed a settlement agreement, which requires the participating PRPs to remediate the Ward site. At March 31, 2011 and December 31, 2010, PEC’s recorded liability for the site was approximately $5 million. In 2008 and 2009, PEC filed civil actions against PRPs seeking contribution for and recovery of costs incurred in remediating the Ward site, as well as a declaratory judgment that defendants are jointly and severally liable for response costs at the site. PEC has settled with a number of the PRPs and is in active settlement negotiations with others. In March 2010, the federal district court in which this matter is pending denied motions to dismiss filed by a number of defendants, but granted several other motions filed by state agencies and successor entities. The court also set a trial date for May 7, 2012. In June 2010, the court entered a case management order and discovery is proceeding. The outcome of these matters cannot be predicted.

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

PEF has received approval from the FPSC for recovery through the Environmental Cost Recovery Clause (ECRC) of the majority of costs associated with the remediation of a population of distribution and substation transformers. Under agreements with the Florida Department of Environmental Protection (FDEP), PEF has reviewed these distribution transformer sites and substation sites for mineral oil-impacted soil caused by equipment integrity issues. Should additional distribution transformer sites be identified outside of this population, the distribution O&M expense will not be recoverable through the ECRC. At March 31, 2011 and December 31, 2010, PEF has recorded a regulatory asset for the probable recovery of costs through the ECRC related to the sites included under the agreement with the FDEP.

B.	AIR AND WATER QUALITY

We are subject to various current federal, state and local environmental compliance laws and regulations governing air and water quality, resulting in capital expenditures and increased O&M expenses. These compliance laws and regulations included the Clean Air Interstate Rule (CAIR), the Clean Air Visibility Rule (CAVR), the North Carolina Clean Smokestacks Act, enacted in June 2002 (Clean Smokestacks Act) and mercury regulation. PEC has installed environmental compliance controls that meet the emission reduction requirements under the first phase of Clean Smokestacks Act. The air quality controls installed to comply with NOx requirements under certain sections of the Clean Air Act and the Clean Smokestacks Act, as well as PEC’s plan to replace a portion of its coal-fired generation with natural gas-fueled generation, largely address the CAIR requirements for NOx for our North Carolina units at PEC. PEF has installed environmental compliance controls that meet the emission reduction requirements under the first phase of CAIR.

The U.S. Court of Appeals for the District of Columbia (D.C. Court of Appeals) initially vacated the CAIR in its entirety and subsequently remanded the rule without vacating it for the EPA to conduct further proceedings consistent with the court’s prior opinion. In 2010, the EPA published the proposed Transport Rule, which is the regulatory program that will replace the CAIR when finalized. The proposed Transport Rule contains new emissions trading programs for nitrogen oxides (NOx) and sulfur dioxide (SO2) emissions as well as more stringent overall emissions targets. The EPA plans to finalize the Transport Rule in 2011. Due to significant investments in NOx and SO2 emissions controls and fleet modernization projects completed or under way, we believe both PEC and PEF are well positioned to comply with the Transport Rule. The outcome of the EPA’s rulemaking cannot be predicted. Because of the D.C. Court of Appeals’ decision that remanded the CAIR, the current implementation of the CAIR continues to fulfill best available retrofit technology (BART) for NOx and SO2 for BART-affected units under the CAVR. Should this determination change as the Transport Rule is promulgated, CAVR compliance eventually may require consideration of NOx and SO2 emissions in addition to particulate matter emissions for BART-eligible units.

In 2008, the D.C. Court of Appeals vacated the Clean Air Mercury Rule (CAMR). As a result, the EPA subsequently announced that it will develop a maximum achievable control technology (MACT) standard. The U.S. District Court for the District of Columbia issued an order requiring the EPA to issue a final MACT standard for power plants by November 16, 2011. On March 16, 2011, the EPA issued its proposed MACT standards for coal-fired and oil-fired electric steam generating units (EGUs). The proposed EGU MACT contains stringent emission limits for mercury, non-mercury metals, and acid gases from coal-fired units and hazardous air pollutant metals, acid gases, and hydrogen fluoride from oil-fired units. Following a 60-day public comment period, the EPA is scheduled to issue a final rule in November 2011. In addition, North Carolina adopted a state-specific requirement. The North Carolina mercury rule contains a requirement that all coal-fired units in the state install mercury controls by December 31, 2017, and requires compliance plan applications to be submitted in 2013. We are currently evaluating the impact of the EPA’s proposed EGU MACT standard and the North Carolina state-specific requirement. The outcome of these matters cannot be predicted.

To date, expenditures at PEF for CAIR regulation primarily relate to environmental compliance projects at Crystal River Units No. 4 and No. 5 (CR4 and CR5), which have both been completed and placed in service. Under an agreement with the FDEP, PEF will retire Crystal River Units No. 1 and No. 2 (CR1 and CR2) as coal-fired units and operate emission control equipment at CR4 and CR5. CR1 and CR2 will be retired after the second proposed nuclear unit at Levy completes its first fuel cycle, which was originally anticipated to be around 2020. As discussed in Note 4B, major construction activities for Levy are being postponed until after the NRC issues the Levy COL. As required, PEF has advised the FDEP of these developments that will delay the retirement of CR1 and CR2 beyond the originally anticipated date. We are currently evaluating the impacts of the Levy schedule on PEF’s compliance with environmental regulations. We cannot predict the outcome of this matter.

The EPA is continuing to record allowance allocations under the CAIR NOx trading program, in some cases for years beyond the estimated 2011 finalization of the Transport Rule. The EPA’s continued recording of CAIR NOx allowance allocations does not guarantee that allowances will continue to be usable for compliance after a replacement rule is finalized or that they will continue to have value in the future. SO2 emission allowances will be utilized to comply with existing Clean Air Act requirements. PEF’s CAIR expenses, including NOx allowance inventory expense, are recoverable through the ECRC. Emission allowances are included on the Balance Sheets in inventory and in other assets and deferred debits and have not changed materially from what was reported in the 2010 Form 10-K.

13.	COMMITMENTS AND CONTINGENCIES

Contingencies and significant changes to the commitments discussed in Note 22 in the 2010 Form 10-K are described below.

A.	PURCHASE OBLIGATIONS

As part of our ordinary course of business, we and the Utilities enter into various long- and short-term contracts for fuel requirements at our generating plants. Significant changes from the commitment amounts reported in Note 22A in the 2010 Form 10-K can result from new contracts, changes in existing contracts along with the impact of fluctuations in current estimates of future market prices for those contracts that are market price indexed. In most cases, these contracts contain provisions for price adjustments, minimum purchase levels, and other financial commitments. Additional commitments for fuel and related transportation will be required to supply the Utilities’ future needs. At March 31, 2011, our and the Utilities’ contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2010 Form 10-K.

B.	GUARANTEES

As a part of normal business, we enter into various agreements providing future financial or performance assurances to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. At March 31, 2011, we do not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included in the accompanying Balance Sheets.

At March 31, 2011, we have issued guarantees and indemnifications of and for certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses. At March 31, 2011, our estimated maximum exposure for guarantees and indemnifications for which a maximum exposure is determinable was $307 million, including $31 million at PEF. Related to the sales of businesses, the latest specified notice period extends until 2013 for the majority of legal, tax and environmental matters provided for in the indemnification provisions. Indemnifications for the performance of assets extend to 2016. For certain matters for which we receive timely notice, our indemnity obligations may extend beyond the notice period. Certain indemnifications have no limitations as to time or maximum potential future payments. At March 31, 2011 and December 31, 2010, we had recorded liabilities related to guarantees and indemnifications to third parties of approximately $31 million. These amounts included $6 million for PEF at March 31, 2011 and December 31, 2010. During the three months ended March 31, 2011, our and the Utilities’ accruals and expenditures related to guarantees and indemnifications were not material. As current estimates change, it is possible that additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded in the future.

In addition, the Parent has issued $300 million in guarantees for certain payments of two wholly owned indirect subsidiaries (See Note 14).

C.	OTHER COMMITMENTS AND CONTINGENCIES

MERGER

Progress Energy and its directors have been named as defendants in eleven purported class action lawsuits with ten lawsuits brought in the Superior Court, Wake County, N.C. and one lawsuit filed in the United States District Court for the Eastern District of North Carolina, each in connection with the Merger (we refer to these lawsuits as the “actions”). The complaints in the actions allege, among other things, that the Merger Agreement was the product of breaches of fiduciary duty by the individual defendants, in that it allegedly does not provide for full and fair value for Progress Energy’s shareholders; that the Merger Agreement contains coercive deal protection measures; and that the Merger Agreement and the Merger were approved as a result, allegedly, of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the Merger Agreement. The complaints in the actions also allege that Progress Energy aided and abetted the individual defendants’ alleged breaches of fiduciary duty. As relief, the plaintiffs in the actions seek, among other things, to enjoin completion of the Merger. The defendants believe that the allegations of the complaints in the actions are without merit and that they have substantial meritorious defenses to the claims made in the actions.

In each of the actions, the parties have agreed that the defendants need not move, plead, or otherwise respond to the complaint until thirty days after the plaintiff has filed an amended or consolidated amended complaint, or advised the defendants that it will not be filing such pleadings. These actions brought in the Superior Court, Wake County, N.C., have all been designated as Complex Business Cases and assigned to the North Carolina Business Court. The court scheduled an initial hearing and status conference for March 31, 2011, which by order dated March 30, 2011, the court continued until further notice. The court has not yet ruled on the pending motions.

Additionally, the complaint in the federal action was amended in early April 2011 to include allegations that the defendants violated federal securities laws in connection with statements contained in Duke Energy’s Registration Statement on Form S-4, filed with the SEC on March 17, 2011. Given the new allegations invoking federal securities laws, the defendants intend to move, plead, or otherwise respond to the amended federal complaint consistent with the provisions of the Private Securities Litigation Reform Act, which now governs the federal action.

On March 31, 2011, counsel for the federal action plaintiff sent a derivative demand letter to Mr. William D. Johnson, Chairman, President and CEO of Progress Energy, demanding that the Progress Energy board of directors desist from moving forward with the Merger, make certain disclosures, and engage in an auction of the company. Also on March 31, 2011, the same counsel sent Mr. Johnson a substantially identical derivative demand letter on behalf of two other purported Progress Energy shareholders.

On April 13, 2011, counsel for the federal action plaintiff sent another derivative demand letter to Mr. Johnson further demanding that the Progress Energy board of directors desist from moving forward with the Merger unless certain changes are made to the Merger Agreement and additional disclosures are made. Also on April 13, 2011, the same counsel sent Mr. Johnson a substantially identical derivative demand letter on behalf of two other purported Progress Energy shareholders.

We cannot predict the outcome of these matters.

ENVIRONMENTAL

We are subject to federal, state and local regulations regarding environmental matters (See Note 12).

SPENT NUCLEAR FUEL MATTERS

Pursuant to the Nuclear Waste Policy Act of 1982, the Utilities entered into contracts with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

The DOE failed to begin taking spent nuclear fuel by January 31, 1998. In January 2004, the Utilities filed a complaint in the U.S. Court of Federal Claims against the DOE, claiming that the DOE breached the Standard Contract for Disposal of Spent Nuclear Fuel by failing to accept spent nuclear fuel from our various facilities on or before January 31, 1998. Approximately 60 cases involving the government’s actions in connection with spent nuclear fuel are currently pending in the Court of Federal Claims. The Utilities have asserted nearly $91 million in damages incurred between January 31, 1998, and December 31, 2005, the time period set by the court for damages in this case. The Utilities may file subsequent damage claims as they incur additional costs.

In 2008, the Utilities received a ruling from the U.S. Court of Federal Claims awarding $83 million in the claim against the DOE for failure to abide by a contract for federal disposition of spent nuclear fuel. A request for reconsideration filed by the DOJ resulted in an immaterial reduction of the award. Substantially all of the award relates to costs incurred by PEC. On August 15, 2008, the DOJ appealed the U.S. Court of Federal Claims ruling to the D.C. Court of Appeals. On July 21, 2009, the D.C. Court of Appeals vacated and remanded the calculation of damages back to the Trial Court but affirmed the portion of damages awarded that were directed to overhead costs and other indirect expenses. The DOJ requested a rehearing en banc but the D.C. Court of Appeals denied the motion on November 3, 2009. The U.S. Court of Federal Claims held the remand hearing on the calculation of damages on February 16, 2011, but the judge has not issued a ruling. In the event that the Utilities recover damages in this matter, such recovery will primarily offset capital assets and therefore is not expected to have a material impact on the Utilities’ results of operations. However, the Utilities cannot predict the outcome of this matter.

SYNTHETIC FUELS MATTERS

On October 21, 2009, a jury delivered a verdict in a lawsuit against Progress Energy and a number of our subsidiaries and affiliates arising out of an Asset Purchase Agreement dated as of October 19, 1999, and amended as of August 23, 2000, (the Asset Purchase Agreement) by and among U.S. Global, LLC (Global); four coal-based solid synthetic fuels limited liability companies, three of which were wholly owned (Earthco); certain affiliates of Earthco; EFC Synfuel LLC (which was owned indirectly by Progress Energy, Inc.) and certain of its affiliates, including Solid Energy LLC; Solid Fuel LLC; Ceredo Synfuel LLC; Gulf Coast Synfuel LLC (renamed Sandy River Synfuel LLC) (collectively, the Progress Affiliates). In a case filed in the Circuit Court for Broward County, Fla., in March 2003 (the Florida Global Case), Global had requested an unspecified amount of compensatory damages, as well as declaratory relief. Global asserted (1) that pursuant to the Asset Purchase Agreement, it was entitled to an interest in two synthetic fuels facilities previously owned by the Progress Affiliates and an option to purchase additional interests in the two synthetic fuels facilities and (2) that it was entitled to damages because the Progress Affiliates prohibited it from procuring purchasers for the synthetic fuels facilities. As a result of the expiration of the Internal Revenue Code Section 29 tax credit program on December 31, 2007, all of our synthetic fuels businesses were abandoned and we reclassified our synthetic fuels businesses as discontinued operations.

The jury awarded Global $78 million. On October 23, 2009, Global filed a motion to assess prejudgment interest on the award. On November 20, 2009, the court granted the motion and assessed $55 million in prejudgment interest and entered judgment in favor of Global in a total amount of $133 million. During the year ended December 31, 2009, we recorded an after-tax charge of $74 million to discontinued operations. In December 2009, we made a $154 million payment, which represents payment of the total judgment and a required premium equivalent to two years of interest, to the Broward County Clerk of Court bond account. The appellate briefing process has been completed. Oral argument has not yet been scheduled. We cannot predict the outcome of this matter.

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

FLORIDA NUCLEAR COST RECOVERY

On February 8, 2010, a lawsuit was filed against PEF in state circuit court in Sumter County, Fla., alleging that the Florida nuclear cost-recovery statute (Section 366.93, Florida Statutes) violates the Florida Constitution, and seeking a refund of all monies collected by PEF pursuant to that statute with interest. The complaint also requests that the court grant class action status to the plaintiffs. On April 6, 2010, PEF filed a motion to dismiss the complaint. The trial judge issued an order on May 3, 2010, dismissing the complaint. The plaintiffs filed an amended complaint on June 1, 2010. PEF believes the lawsuit is without merit and filed a motion to dismiss the amended complaint on July 12, 2010. On October 1, 2010, the plaintiffs filed an appeal of the trial court’s order dismissing the complaint. Initial and reply briefs have been filed by the appellants and PEF. The appellants filed their response brief on January 25, 2011. Oral argument was held on May 5, 2011. We cannot predict the outcome of this matter.

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

As discussed in Note 23 in the 2010 Form 10-K, we have guaranteed certain payments of two 100 percent owned indirect subsidiaries, FPC Capital I (the Trust) and Florida Progress Funding Corporation (Funding Corp.). Our guarantees are joint and several, full and unconditional and are in addition to the joint and several, full and unconditional guarantees issued to the Trust and Funding Corp. by Florida Progress. Our subsidiaries have provisions restricting the payment of dividends to the Parent in certain limited circumstances and as disclosed in Note 11B in the 2010 Form 10-K, there were no restrictions on PEC’s or PEF’s retained earnings.

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

Condensed Consolidating Statement of Income
Three months ended March 31, 2011
(in millions)	Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Operating revenues	$-	$1,034	$1,133	$-	$2,167
Affiliate revenues	-	-	74	(74)	-
Total operating revenues	-	1,034	1,207	(74)	2,167
Operating expenses
Fuel used in electric generation	-	355	363	-	718
Purchased power	-	153	67	-	220
Operation and maintenance	3	211	351	(71)	494
Depreciation, amortization and accretion	-	25	129	-	154
Taxes other than on income	-	85	59	(4)	140
Other	-	(10)	-	-	(10)
Total operating expenses	3	819	969	(75)	1,716
Operating (loss) income	(3)	215	238	1	451
Other income (expense)
Interest income	-	1	-	-	1
Allowance for equity funds used during construction	-	9	20	-	29
Other, net	-	5	(2)	-	3
Total other income, net	-	15	18	-	33
Interest charges
Interest charges	73	75	51	-	199
Allowance for borrowed funds used during construction	-	(4)	(5)	-	(9)
Total interest charges, net	73	71	46	-	190
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(76)	159	210	1	294
Income tax (benefit) expense	(31)	60	80	(2)	107
Equity in earnings of consolidated subsidiaries	229	-	-	(229)	-
Income from continuing operations	184	99	130	(226)	187
Discontinued operations, net of tax	-	(1)	(1)	-	(2)
Net income	184	98	129	(226)	185
Net income attributable to noncontrolling interests, net of tax	-	(1)	-	-	(1)
Net income attributable to controlling interests	$184	$97	$129	$(226)	$184

Condensed Consolidating Statement of Income
Three months ended March 31, 2010
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Operating revenues	$-	$1,272	$1,263	$-	$2,535
Affiliate revenues	-	-	61	(61)	-
Total operating revenues	-	1,272	1,324	(61)	2,535
Operating expenses
Fuel used in electric generation	-	413	483	-	896
Purchased power	-	213	50	-	263
Operation and maintenance	3	205	329	(57)	480
Depreciation, amortization and accretion	-	124	122	-	246
Taxes other than on income	-	93	64	(3)	154
Other	-	2	-	-	2
Total operating expenses	3	1,050	1,048	(60)	2,041
Operating (loss) income	(3)	222	276	(1)	494
Other income (expense)
Interest income	2	-	1	(1)	2
Allowance for equity funds used during construction	-	8	13	-	21
Other, net	(1)	3	(7)	-	(5)
Total other income, net	1	11	7	(1)	18
Interest charges
Interest charges	71	70	52	(2)	191
Allowance for borrowed funds used during construction	-	(5)	(4)	-	(9)
Total interest charges, net	71	65	48	(2)	182
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(73)	168	235	-	330
Income tax (benefit) expense	(30)	69	97	3	139
Equity in earnings of consolidated subsidiaries	233	-	-	(233)	-
Income from continuing operations before cumulative effect of change in accounting principle	190	99	138	(236)	191
Discontinued operations, net of tax	-	1	-	-	1
Cumulative effect of change in accounting principle, net of tax	-	-	(2)	-	(2)
Net income	190	100	136	(236)	190
Net (income) loss attributable to noncontrolling interests, net of tax	-	(1)	2	(1)	-
Net income attributable to controlling interests	$190	$99	$138	$(237)	$190

Condensed Consolidating Balance Sheet
March 31, 2011
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
ASSETS
Utility plant, net	$-	$10,225	$11,167	$90	$21,482
Current assets
Cash and cash equivalents	3	55	114	-	172
Receivables, net	-	436	444	-	880
Notes receivable from affiliated companies	89	27	72	(188)	-
Regulatory assets	-	59	42	-	101
Derivative collateral posted	-	117	18	-	135
Income taxes receivable	34	1	20	(19)	36
Prepayments and other current assets	14	745	914	(204)	1,469
Total current assets	140	1,440	1,624	(411)	2,793
Deferred debits and other assets
Investment in consolidated subsidiaries	14,143	-	-	(14,143)	-
Regulatory assets	-	1,321	985	-	2,306
Goodwill	-	-	-	3,655	3,655
Nuclear decommissioning trust funds	-	575	1,066	-	1,641
Other assets and deferred debits	130	243	891	(519)	745
Total deferred debits and other assets	14,273	2,139	2,942	(11,007)	8,347
Total assets	$14,413	$13,804	$15,733	$(11,328)	$32,622
CAPITALIZATION AND LIABILITIES
Equity
Common stock equity	$10,047	$4,739	$5,728	$(10,467)	$10,047
Noncontrolling interests	-	2	-	1	3
Total equity	10,047	4,741	5,728	(10,466)	10,050
Preferred stock of subsidiaries	-	34	59	-	93
Long-term debt, affiliate	-	309	-	(36)	273
Long-term debt, net	3,993	4,182	3,693	-	11,868
Total capitalization	14,040	9,266	9,480	(10,502)	22,284
Current liabilities
Current portion of long-term debt	-	300	-	-	300
Short-term debt	79	-	-	-	79
Notes payable to affiliated companies	-	186	3	(189)	-
Derivative liabilities	-	171	49	-	220
Other current liabilities	262	981	1,021	(224)	2,040
Total current liabilities	341	1,638	1,073	(413)	2,639
Deferred credits and other liabilities
Noncurrent income tax liabilities	2	560	1,697	(494)	1,765
Regulatory liabilities	-	1,018	1,517	90	2,625
Other liabilities and deferred credits	30	1,322	1,966	(9)	3,309
Total deferred credits and other liabilities	32	2,900	5,180	(413)	7,699
Total capitalization and liabilities	$14,413	$13,804	$15,733	$(11,328)	$32,622

Condensed Consolidating Balance Sheet
December 31, 2010
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
ASSETS
Utility plant, net	$-	$10,189	$10,961	$90	$21,240
Current assets
Cash and cash equivalents	110	270	231	-	611
Receivables, net	-	497	536	-	1,033
Notes receivable from affiliated companies	14	48	115	(177)	-
Regulatory assets	-	105	71	-	176
Derivative collateral posted	-	140	24	-	164
Income taxes receivable	14	1	90	(53)	52
Prepayments and other current assets	16	750	894	(220)	1,440
Total current assets	154	1,811	1,961	(450)	3,476
Deferred debits and other assets
Investment in consolidated subsidiaries	14,316	-	-	(14,316)	-
Regulatory assets	-	1,387	987	-	2,374
Goodwill	-	-	-	3,655	3,655
Nuclear decommissioning trust funds	-	554	1,017	-	1,571
Other assets and deferred debits	75	238	894	(469)	738
Total deferred debits and other assets	14,391	2,179	2,898	(11,130)	8,338
Total assets	$14,545	$14,179	$15,820	$(11,490)	$33,054
CAPITALIZATION AND LIABILITIES
Equity
Common stock equity	$10,023	$4,957	$5,686	$(10,643)	$10,023
Noncontrolling interests	-	4	-	-	4
Total equity	10,023	4,961	5,686	(10,643)	10,027
Preferred stock of subsidiaries	-	34	59	-	93
Long-term debt, affiliate	-	309	-	(36)	273
Long-term debt, net	3,989	4,182	3,693	-	11,864
Total capitalization	14,012	9,486	9,438	(10,679)	22,257
Current liabilities
Current portion of long-term debt	205	300	-	-	505
Notes payable to affiliated companies	-	175	3	(178)	-
Derivative liabilities	18	188	53	-	259
Other current liabilities	278	1,002	1,184	(273)	2,191
Total current liabilities	501	1,665	1,240	(451)	2,955
Deferred credits and other liabilities
Noncurrent income tax liabilities	3	528	1,608	(443)	1,696
Regulatory liabilities	-	1,084	1,461	90	2,635
Other liabilities and deferred credits	29	1,416	2,073	(7)	3,511
Total deferred credits and other liabilities	32	3,028	5,142	(360)	7,842
Total capitalization and liabilities	$14,545	$14,179	$15,820	$(11,490)	$33,054

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2011
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Net cash provided by operating activities	$280	$257	$337	$(428)	$446
Investing activities
Gross property additions	-	(218)	(283)	-	(501)
Nuclear fuel additions	-	(7)	(50)	-	(57)
Purchases of available-for-sale securities and other investments	-	(1,661)	(156)	-	(1,817)
Proceeds from available-for-sale securities and other investments	-	1,661	148	-	1,809
Changes in advances to affiliated companies	(75)	21	42	12	-
Contributions to consolidated subsidiaries	(10)	-	-	10	-
Other investing activities	-	43	5	(2)	46
Net cash used by investing activities	(85)	(161)	(294)	20	(520)
Financing activities
Issuance of common stock, net	8	-	-	-	8
Dividends paid on common stock	(183)	-	-	-	(183)
Dividends paid to parent	-	(328)	(100)	428	-
Net increase in short-term debt	79	-	-	-	79
Proceeds from issuance of long-term debt, net	494	-	-	-	494
Retirement of long-term debt	(700)	-	-	-	(700)
Changes in advances from affiliated companies	-	11	-	(11)	-
Contributions from parent	-	10	-	(10)	-
Other financing activities	-	(4)	(60)	1	(63)
Net cash used by financing activities	(302)	(311)	(160)	408	(365)
Net decrease in cash and cash equivalents	(107)	(215)	(117)	-	(439)
Cash and cash equivalents at beginning of period	110	270	231	-	611
Cash and cash equivalents at end of period	$3	$55	$114	$-	$172

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2010
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Net cash (used) provided by operating activities	$(36)	$209	$484	$(71)	$586
Investing activities
Gross property additions	-	(275)	(304)	24	(555)
Nuclear fuel additions	-	(8)	(46)	-	(54)
Purchases of available-for-sale securities and other investments	-	(1,823)	(163)	-	(1,986)
Proceeds from available-for-sale securities and other investments	-	1,827	150	-	1,977
Changes in advances to affiliated companies	(89)	(2)	296	(205)	-
Return of investment in consolidated subsidiaries	30	-	-	(30)	-
Contributions to consolidated subsidiaries	(21)	-	-	21	-
Other investing activities	-	(1)	-	-	(1)
Net cash used by investing activities	(80)	(282)	(67)	(190)	(619)
Financing activities
Issuance of common stock, net	197	-	-	-	197
Dividends paid on common stock	(175)	-	-	-	(175)
Dividends paid to parent	-	(50)	-	50	-
Dividends paid to parent in excess of retained earnings	-	-	(30)	30	-
Net decrease in short-term debt	(140)	-	-	-	(140)
Proceeds from issuance of long-term debt, net	-	591	-	-	591
Retirement of long-term debt	(100)	-	-	-	(100)
Changes in advances from affiliated companies	-	(211)	6	205	-
Contributions from parent	-	10	19	(29)	-
Other financing activities	-	-	(49)	5	(44)
Net cash (used) provided by financing activities	(218)	340	(54)	261	329
Net (decrease) increase in cash and cash equivalents	(334)	267	363	-	296
Cash and cash equivalents at beginning of period	606	72	47	-	725
Cash and cash equivalents at end of period	$272	$339	$410	$-	$1,021

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following MD&A contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Safe Harbor for Forward-Looking Statements” and Item 1A, “Risk Factors,” found within Part II of this Form 10-Q and Item 1A, “Risk Factors,” to the Progress Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2010 (2010 Form 10-K) for a discussion of the factors that may impact any such forward-looking statements made herein.

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

MD&A should be read in conjunction with the accompanying financial statements found elsewhere in this report and in conjunction with the 2010 Form 10-K. Certain amounts for 2010 have been reclassified to conform to the 2011 presentation.

PENDING MERGER

On January 8, 2011, Duke Energy Corporation (Duke Energy) and Progress Energy entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, Progress Energy will be acquired by Duke Energy in a stock-for-stock transaction (the Merger) and continue as a wholly owned subsidiary of Duke Energy.

Under the terms of the Merger Agreement, each share of Progress Energy common stock will be cancelled and converted into the right to receive 2.6125 shares of Duke Energy common stock. Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to, 2.6125 shares of Duke Energy common stock. The board of directors of Duke Energy approved a reverse stock split, at a ratio of 1-for-3, which will be subject to completion of the Merger and receipt of the requisite approval of the shareholders of Duke Energy. Accordingly, the adjusted exchange ratio is expected to be 0.87083 of a share of Duke Energy common stock, options and equity awards for each Progress Energy common share, option and equity award.

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

Consummation of the Merger is subject to customary conditions, including, among others things, approval of the shareholders of each company, expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, and receipt of approvals, to the extent required, from the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission, the Nuclear Regulatory Commission (NRC), the North Carolina Utilities Commission (NCUC), the Kentucky Public Service Commission, the Public Service Commission of South Carolina (SCPSC), the Florida Public Service Commission (FPSC), the Indiana Utility Regulatory Commission and the Ohio Public Utilities Commission. The status of these matters is as follows:

•
On March 17, 2011, Duke Energy filed a registration statement on Form S-4 with the SEC. This filing and its subsequent amendments contain a preliminary joint proxy statement for a special meeting of each company’s shareholders to vote on the Merger. Shareholder meetings for Duke Energy and Progress Energy for shareholders to vote on the Merger are expected in mid-summer.

•
On March 28, 2011, Progress Energy and Duke Energy submitted their Hart-Scott-Rodino filing with the U.S. Department of Justice for review under U.S. antitrust laws. The 30-day waiting period required by the Hart-Scott-Rodino Act expired without Progress Energy or Duke Energy having received requests for additional information. Progress Energy and Duke Energy have met their obligations under the Hart-Scott-Rodino Act.

•
On March 30, 2011, Progress Energy and Duke Energy made filings with the NRC for approval for transfer of control of licenses for Progress Energy’s nuclear facilities to include Duke Energy as the ultimate parent corporation on these licenses. NRC approval is expected to take six to nine months.

•	On April 4, 2011, Progress Energy and Duke Energy filed an application to approve the Merger with the Kentucky Public Service Commission. Procedural hearings have been scheduled for July 6, 2011.
•
On April 4, 2011, Progress Energy and Duke Energy made joint filings with the FERC, which assesses market power-related issues. The first filing is a Joint Dispatch Agreement, pursuant to which PEC and Duke Energy Carolinas will agree to jointly dispatch their generation facilities in order to achieve certain of the operating efficiencies expected to result from the Merger. The second filing is a joint open access transmission tariff pursuant to which PEC and Duke Energy Carolinas will agree to provide transmission service over their transmission facilities under a single transmission rate. The FERC is expected to rule on the filings within 180 days.

•
On April 4, 2011, Progress Energy and Duke Energy filed a merger approval application and an application for approval of a Joint Dispatch Agreement between PEC and Duke Energy Carolinas with the NCUC. Procedural hearings have been scheduled for September 20, 2011.

•
On April 25, 2011, Progress Energy and Duke Energy filed a merger-related filing and an application for approval of a Joint Dispatch Agreement between PEC and Duke Energy Carolinas with the SCPSC. Procedural hearings have not been scheduled.

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

Certain substantial changes in ownership of Progress Energy, including the Merger, can impact the timing of the utilization of tax credit carry forwards and net operating loss carry forwards (See Note 14 in the 2010 Form 10-K).

The Merger Agreement contains certain termination rights for both companies and under specified circumstances we may be required to pay Duke Energy $400 million and Duke Energy may be required to pay us $675 million. In addition, under specified circumstances each party may be required to reimburse the other party for up to $30 million of merger-related expenses.

Certain Progress Energy shareholders have filed class action lawsuits in the state and federal courts in North Carolina against Progress Energy and each of the members of Progress Energy’s board of directors (See Note 13C).

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

A reconciliation of Ongoing Earnings to GAAP net income attributable to controlling interests follows:

(in millions except per share data)	PEC	PEF	Corporate and Other	Total	Per Share
Three months ended March 31, 2011
Ongoing Earnings	$139	$111	$(48)	$202	$0.69
Tax levelization	(2)	(3)	3	(2)	(0.01)
Merger and integration costs, net of tax(a)	(7)	(7)	-	(14)	(0.05)
Discontinued operations attributable to controlling interests, net of tax	-	-	(2)	(2)	(0.01)
Net income (loss) attributable to controlling interests(b)	$130	$101	$(47)	$184	$0.62

Three months ended March 31, 2010
Ongoing Earnings	$147	$113	$(47)	$213	$0.75
Tax levelization	2	(2)	(2)	(2)	-
Change in the tax treatment of the Medicare Part D subsidy	(12)	(10)	-	(22)	(0.08)
Discontinued operations attributable to controlling interests, net of tax	-	-	1	1	-
Net income (loss) attributable to controlling interests(b)	$137	$101	$(48)	$190	$0.67

(a)	Calculated using an assumed tax rate of 40 percent to the extent items are tax deductible.
(b)	Net income attributable to controlling interests is shown net of preferred stock dividend requirement of $(1) million at both PEC and PEF.

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

OVERVIEW

For the quarter ended March 31, 2011, our net income attributable to controlling interests was $184 million, or $0.62 per share, compared to net income attributable to controlling interests of $190 million, or $0.67 per share, for the same period in 2010. The decrease as compared to prior year was primarily due to:

•	unfavorable impact of extreme weather in 2010 at the Utilities;
•	merger and integration costs related to the Merger (Ongoing Earnings adjustment); and
•	lower wholesale revenues at PEF.

Offsetting these items were:

•	lower amortization expense at PEF and
•	lower income tax expense due to the change in the tax treatment of the Medicare Part D subsidy in 2010 (Ongoing Earnings adjustment).

PROGRESS ENERGY CAROLINAS

PEC contributed net income available to parent totaling $130 million and $137 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in net income available to parent for the three months ended March 31, 2011, compared to the same period in 2010, was primarily due to the unfavorable impact of extreme weather in 2010 and the impact of merger and integration costs related to the Merger, partially offset by lower income tax expense due to the change in the tax treatment of the Medicare Part D subsidy in 2010 and favorable allowance for funds used during construction (AFUDC) equity. PEC contributed Ongoing Earnings of $139 million and $147 million for the three months ended March 31, 2011 and 2010, respectively. The 2011 Ongoing Earnings adjustments to net income available to parent were due to PEC recording a tax levelization charge of $2 million and a $7 million charge, net of tax, for merger and integration costs. The 2010 Ongoing Earnings adjustments to net income available to parent were due to PEC recording a tax levelization benefit of $2 million and a $12 million charge for the change in the tax treatment of the Medicare Part D subsidy. Management does not consider these items to be representative of PEC’s fundamental core earnings and excluded these items in computing PEC’s Ongoing Earnings.

REVENUES

The revenue table that follows presents the total amount and percentage change of total operating revenues and its components. “Base Revenues" is a non-GAAP measure and is defined as operating revenues excluding clause-recoverable regulatory revenues, miscellaneous revenues and fuel and other pass-through revenues. We and PEC consider Base Revenues a useful measure to evaluate PEC’s electric operations because fuel and other pass-through revenues primarily represent the recovery of fuel, applicable portions of purchased power expenses and other pass-through expenses through cost-recovery clauses and, therefore, do not have a material impact on earnings. Clause-recoverable regulatory revenues include the return on asset component of demand-side management (DSM), energy-efficiency (EE) and renewable energy clause revenues. The reconciliation and analysis that follows is a complement to the financial information provided in accordance with GAAP.

A reconciliation of Base Revenues to GAAP operating revenues, including the percentage change by customer class, for the three months ended March 31 follows:

(in millions)
Customer Class	2011	Change	% Change	2010
Residential	$332	$(24)	(6.7)	$356
Commercial	167	(6)	(3.5)	173
Industrial	83	3	3.8	80
Governmental	15	1	7.1	14
Unbilled	(35)	(2)	-	(33)
Total retail base revenues	562	(28)	(4.7)	590
Wholesale base revenues	70	(5)	(6.7)	75
Total Base Revenues	632	(33)	(5.0)	665
Clause-recoverable regulatory revenues	7	6	600.0	1
Miscellaneous	34	(1)	(2.9)	35
Fuel and other pass-through revenues	460	(102)	-	562
Total operating revenues	$1,133	$(130)	(10.3)	$1,263

PEC’s total Base Revenues were $632 million and $665 million for the three months ended March 31, 2011 and 2010, respectively. The $33 million decrease in Base Revenues was due primarily to the $34 million unfavorable impact of weather. The unfavorable impact of weather was driven by 15 percent lower heating-degree days than 2010. Heating-degree days were 1 percent lower than normal in 2011 and were 19 percent higher than normal in 2010. See Item 1, “Business – Seasonality and the Impact of Weather,” to the 2010 Form 10-K for a summary of degree days and weather estimation.

Clause-recoverable regulatory revenues were $7 million and $1 million for the three months ended March 31, 2011 and 2010, respectively. The $6 million increase in clause-recoverable regulatory revenues was due primarily to increased spending on DSM programs compared to 2010.

PEC’s electric energy sales in kilowatt-hours (kWh) and the percentage change by customer class for the three months ended March 31 were as follows:

(in millions of kWh)
Customer Class	2011	Change	% Change	2010
Residential	5,439	(449)	(7.6)	5,888
Commercial	3,287	(134)	(3.9)	3,421
Industrial	2,488	43	1.8	2,445
Governmental	386	11	2.9	375
Unbilled	(669)	(39)	-	(630)
Total retail kWh sales	10,931	(568)	(4.9)	11,499
Wholesale	3,209	(603)	(15.8)	3,812
Total kWh sales	14,140	(1,171)	(7.6)	15,311

The decrease in retail and wholesale kWh sales in 2011 was primarily due to unfavorable weather compared to the prior year as previously discussed.

Wholesale kWh sales decreased primarily due to lower excess generation sales driven by favorable weather in the prior year. Despite the limited sales opportunities in the current year, wholesale base revenues declined to a lesser extent due to improved market dynamics.

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

Fuel and purchased power expenses were $430 million for the three months ended March 31, 2011, which represents a $103 million decrease compared to the same period in 2010. This decrease was primarily due to lower fuel and purchased power costs resulting from lower coal and natural gas prices; the generation mix, which was impacted by nuclear plant outages in 2010; and the lower system requirements resulting from unfavorable weather compared to 2010.

Operation and Maintenance

Operations and maintenance (O&M) expense was $295 million for the three months ended March 31, 2011, which represents a $10 million increase compared to the same period in 2010. This increase was primarily due to $12 million of merger and integration costs related to the Merger. Management does not consider merger and integration costs to be representative of PEC’s fundamental core earnings. Therefore, the impact of merger and integration costs is excluded in computing PEC’s Ongoing Earnings. Certain O&M expenses are recoverable through cost-recovery clauses and therefore have no material impact on earnings. In aggregate, O&M expense primarily recoverable through base rates increased $9 million compared to the same period in 2010.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion was $124 million for the three months ended March 31, 2011, which represents a $6 million increase compared to the same period in 2010. This increase was primarily due to unfavorable plant depreciation of $4 million due to the impact of higher depreciable asset base.

Total Other Income, Net

Total other income, net was $18 million for the three months ended March 31, 2011, which represents an $11 million increase compared to the same period in 2010. This increase was primarily due to favorable AFUDC equity of $7 million, related to increased construction project costs and the $3 million higher income recognized from the balanced billing program resulting from extreme weather in 2010.

Income Tax Expense

Income tax expense decreased $19 million for the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to the $12 million prior-year impact of the change in the tax treatment of the Medicare Part D subsidy resulting from enacted federal health care reform (See Note 9) and the $11 million impact of lower pre-tax income. These favorable items are partially offset by the $4 million impact of tax levelization. GAAP requires companies to apply a levelized effective income tax rate to interim periods that is consistent with the estimated annual effective tax rate. PEC’s income tax expense was increased by $2 million for the three months ended March 31, 2011, compared to a decrease of $2 million for the three months ended March 31, 2010, in order to maintain an effective tax rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Because this adjustment will vary each quarter, but will have no effect on net income for the year, management does not consider this adjustment to be representative of PEC’s fundamental core earnings. Additionally, management does not consider the change in the tax treatment of the Medicare Part D subsidy to be representative of PEC’s fundamental core earnings. Accordingly, the impacts of tax levelization and the change in the tax treatment of the Medicare Part D subsidy have been excluded in computing PEC’s Ongoing Earnings.

PROGRESS ENERGY FLORIDA

PEF contributed net income available to parent totaling $101 million for each of the three months ended March 31, 2011 and 2010, respectively. Net income available to parent for the three months ended March 31, 2011, compared to the same period in 2010, was increased by lower amortization expense and lower income tax expense due to the change in the tax treatment of the Medicare Part D subsidy in 2010, offset by the unfavorable impact of extreme weather in 2010, lower wholesale base revenues, the impact of merger and integration costs related to the Merger and estimated Crystal River Unit No. 3 (CR3) joint owner replacement power costs. PEF contributed Ongoing Earnings of $111 million and $113 million for the three months ended March 31, 2011 and 2010, respectively. The 2011 Ongoing Earnings adjustments to net income available to parent were due to PEF recording a tax levelization charge of $3 million and a $7 million charge, net of tax, for merger and integration costs. The 2010 Ongoing Earnings adjustments to net income available to parent were due to PEF recording a tax levelization charge of $2 million and a $10 million charge for the change in the tax treatment of the Medicare Part D subsidy. Management does not consider these charges to be representative of PEF’s fundamental core earnings and excluded these charges in computing PEF’s Ongoing Earnings.

REVENUES

The revenue table that follows presents the total amount and percentage change of total operating revenues and its components. “Base Revenues” is a non-GAAP measure and is defined as operating revenues excluding clause-recoverable regulatory returns, miscellaneous revenues and fuel and other pass-through revenues. We and PEF consider Base Revenues a useful measure to evaluate PEF’s electric operations because fuel and other pass-through revenues primarily represent the recovery of fuel, applicable portions of purchased power and other pass-through expenses through cost-recovery clauses and, therefore, do not have a material impact on earnings. Clause-recoverable regulatory returns include the revenues associated with the return on asset component of nuclear cost-recovery and environmental cost recovery clause (ECRC) revenues. The reconciliation and analysis that follows is a complement to the financial information provided in accordance with GAAP.

A reconciliation of Base Revenues to GAAP operating revenues, including the percentage change by year and by customer class, for the three months ended March 31 follows:

(in millions)
Customer Class	2011	Change	% Change	2010
Residential	$220	$(41)	(15.7)	$261
Commercial	78	(3)	(3.7)	81
Industrial	18	-	-	18
Governmental	20	(1)	(4.8)	21
Unbilled	(15)	(14)	-	(1)
Total retail base revenues	321	(59)	(15.5)	380
Wholesale base revenues	25	(18)	(41.9)	43
Total Base Revenues	346	(77)	(18.2)	423
Clause-recoverable regulatory returns	45	7	18.4	38
Miscellaneous	51	(2)	(3.8)	53
Fuel and other pass-through revenues	590	(166)	-	756
Total operating revenues	$1,032	$(238)	(18.7)	$1,270

PEF’s total Base Revenues were $346 million and $423 million for the three months ended March 31, 2011 and 2010, respectively. The $77 million decrease in Base Revenues was due primarily to the $49 million unfavorable impact of weather, $18 million lower wholesale base revenues and the $9 million unfavorable impact of net retail customer growth and usage. The unfavorable impact of weather was driven by 56 percent lower heating degree days than 2010. Heating-degree days were 7 percent higher than normal in 2011 and were 143 percent higher than normal in 2010. See Item 1, “Business – Seasonality and the Impact of Weather,” to the 2010 Form 10-K for a summary of degree days and weather estimation. The unfavorable impact of net retail customer growth and usage was driven by a decrease in the average usage per retail customer, partially offset by a net 8,000 increase in the average number of customers for 2011 compared to 2010. The $18 million decrease in wholesale base revenues was due primarily to decreased revenues from contracts that expired in 2010 and changes to a contract with a major customer. Given the current economic conditions, PEF does not believe it is likely to replace in 2011 wholesale contracts that expired in 2010.

PEF’s clause-recoverable regulatory returns were $45 million and $38 million for 2011 and 2010, respectively. The $7 million higher revenues primarily relate to higher returns on ECRC assets due to placing approximately $230 million of CAIR projects into service in the second quarter of 2010.

PEF’s electric energy sales in kWh and the percentage change by customer class for the three months ended March 31 were as follows:

(in millions of kWh)
Customer Class	2011	Change	% Change	2010
Residential	4,281	(845)	(16.5)	5,126
Commercial	2,547	(50)	(1.9)	2,597
Industrial	772	4	0.5	768
Governmental	727	(7)	(1.0)	734
Unbilled	(356)	(286)	-	(70)
Total retail kWh sales	7,971	(1,184)	(12.9)	9,155
Wholesale	478	(526)	(52.4)	1,004
Total kWh sales	8,449	(1,710)	(16.8)	10,159

The decrease in retail kWh sales in 2011 was primarily due to the unfavorable impact of weather as previously discussed and lower net growth and usage, as previously discussed.

The decrease in wholesale kWh sales in 2011 was primarily due to decreased revenues from contracts that expired in 2010 and changes to a contract with a major customer, as previously discussed.

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

Fuel and purchased power expenses were $508 million for the three months ended March 31, 2011, which represents a $118 million decrease compared to the same period in 2010. This decrease was primarily due to lower current year fuel and purchased power costs of $181 million, which includes a $9 million increase in joint owner replacement power costs related to the continued outage at CR3 (See Note 4B), and a decrease in the recovery of deferred capacity costs of $43 million, partially offset by higher net deferred fuel expense of $106 million. The lower fuel and purchased power costs were driven by lower system requirements in 2011 as a result of unfavorable weather as previously discussed and lower natural gas prices in 2011. The decrease in the recovery of deferred capacity costs was due to decreased current year rates. Deferred fuel expense increased due to the collection of fuel costs that were under-recovered in 2010 as a result of higher system requirements due to extreme weather.

Operation and Maintenance

O&M expense was $210 million for the three months ended March 31, 2011, which represents a $5 million increase compared to the same period in 2010. O&M expense increased primarily due to $11 million of merger and integration costs related to the Merger, partially offset by $7 million of ECRC costs resulting from a refund of the 2010 over-recovery. Management does not consider merger and integration costs to be representative of PEF’s fundamental core earnings. Therefore, the impact of merger and integration costs is excluded in computing PEF’s

Ongoing Earnings. Certain O&M expenses are recoverable through cost-recovery clauses and therefore have no material impact on earnings. In aggregate, O&M expense primarily recoverable through base rates increased $13 million compared to the same period in 2010.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense was $25 million for the three months ended March 31, 2011, which represents a $99 million decrease compared to the same period in 2010. Depreciation, amortization and accretion expense decreased primarily due to the $80 million reduction in the cost of removal component of amortization expense in accordance with the 2010 base rate settlement agreement (See Note 4B).

Other

Other operating expense was a gain of $12 million for the three months ended March 31, 2011, primarily due to a favorable litigation settlement.

Total Other Income, Net

Total other income, net was $12 million for the three months ended March 31, 2011, which is essentially flat compared to the same period in 2010. We expect AFUDC equity on eligible CR3 capital projects to continue to increase until the CR3 extended outage is complete.

Income Tax Expense

Income tax expense decreased $10 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the $10 million prior-year impact of the change in the tax treatment of the Medicare Part D subsidy resulting from enacted federal health care reform (See Note 9). PEF’s income tax expense was increased by $3 million and $2 million for the three months ended March 31, 2011 and 2010, respectively, related to the impact of tax levelization. GAAP requires companies to apply a levelized effective income tax rate to interim periods that is consistent with the estimated annual effective tax rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Because this adjustment will vary each quarter, but will have no effect on net income for the year, management does not consider this adjustment to be representative of PEF’s fundamental core earnings. Additionally, management does not consider the change in the tax treatment of the Medicare Part D subsidy to be representative of PEF’s fundamental core earnings. Accordingly, the impact of tax levelization and the change in the tax treatment of the Medicare Part D subsidy have been excluded in computing PEF’s Ongoing Earnings.

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

	Three months ended March 31
(in millions)	2011	2010
Interest expense	$(79)	$(75)
Other income	(1)	(4)
Income tax benefit	32	32
Ongoing Earnings	(48)	(47)
Tax levelization	3	(2)
Discontinued operations attributable to controlling interests, net of tax	(2)	1
Net loss attributable to controlling interests	$(47)	$(48)

ONGOING EARNINGS ADJUSTMENTS

Tax Levelization

GAAP requires companies to apply a levelized effective income tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was decreased by $3 million for the three months ended March 31, 2011 compared to an increase of $2 million for the same period 2010, in order to maintain an effective tax rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Because this adjustment will vary each quarter, but will have no effect on net income for the year, management does not consider this adjustment to be representative of our fundamental core earnings.

Discontinued Operations Attributable to Controlling Interests, Net of Tax

We completed our business strategy of divesting of nonregulated businesses to reduce our business risk and focus on core operations of the Utilities. We recognized $2 million of loss from discontinued operations attributable to controlling interests, net of tax for the three months ended March 31, 2011 and $1 million of income from discontinued operations attributable to controlling interests, net of tax, for the three months ended March 31, 2010. Management does not consider operating results of discontinued operations to be representative of our fundamental core earnings.

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

As a registered holding company, our establishment of intercompany extensions of credit is subject to regulation by the FERC. Our subsidiaries participate in internal money pools, administered by PESC, to more effectively utilize cash resources and reduce external short-term borrowings. The utility money pool allows the Utilities to lend to and borrow from each other. A non-utility money pool allows our nonregulated operations to lend to and borrow from each other. The Parent can lend money to the utility and non-utility money pools but cannot borrow funds.

The Parent is a holding company and, as such, has no revenue-generating operations of its own. The primary cash needs at the Parent level are our common stock dividend, interest and principal payments on the Parent’s $4.0 billion of senior unsecured debt and potentially funding the Utilities’ capital expenditures through equity contributions. The Parent’s ability to meet these needs is typically funded with dividends from the Utilities generated from their earnings and cash flows, and to a lesser extent, dividends from other subsidiaries; the Parent’s credit facility; and/or the Parent’s ability to access the short-term and long-term debt and equity capital markets. In recent years, rather than paying dividends to the Parent, the Utilities, to a large extent, have retained their free cash flow to fund their capital expenditures. For the three months ended March 31, 2011, PEC and PEF paid dividends to the Parent of $100 million and $325 million, respectively. There are a number of factors that impact the Utilities’ decision or ability to pay dividends to the Parent or to seek equity contributions from the Parent, including capital expenditure decisions and the timing of recovery of fuel and other pass-through costs. Therefore, we cannot predict the level of dividends or equity contributions between the Utilities and the Parent from year to year. The Parent could change its existing common stock dividend policy based upon these and other business factors.

Cash from operations, commercial paper issuance, borrowings under our credit facilities and/or long-term debt financings are expected to fund capital expenditures, long-term debt maturities and common stock dividends for 2011. We do not expect to realize a material amount of proceeds from the sale of equity in 2011 (See “Financing Activities”).

We have 23 financial institutions supporting our combined $1.978 billion revolving credit agreements (RCAs) for the Parent, PEC and PEF, excluding the $22 million commitment that expired May 3, 2011. The credit facilities serve as back-ups to our commercial paper programs. To the extent amounts are reserved for commercial paper or letters of credit outstanding, they are not available for additional borrowings. At March 31, 2011, the Parent had no outstanding borrowings under its credit facility, $79 million of outstanding commercial paper and had issued $32 million of letters of credit, which were supported by the revolving credit facility. At March 31, 2011, PEC and PEF had no outstanding borrowings under their respective credit facilities and no outstanding commercial paper. Based on these outstanding amounts at March 31, 2011, there was a combined $1.867 billion available for additional borrowings, excluding the $22 million commitment expiring May 2011.

At March 31, 2011, PEC and PEF had limited counterparty mark-to-market exposure for financial commodity hedges (primarily gas and oil hedges) due to spreading our concentration risk over a number of counterparties. In the event of default by a counterparty, the exposure in the transaction is the cost of replacing the agreements at current market rates. At March 31, 2011, the majority of the Utilities’ open financial commodity hedges were in net mark-to-market liability positions. See Note 10A for additional information with regard to our commodity derivatives.

At March 31, 2011, we had limited mark-to-market exposure to certain financial institutions under pay-fixed forward starting swaps to hedge cash flow risk with regard to future financing transactions for the Parent, PEC and PEF. In the event of default by a counterparty, the exposure in the transaction is the cost of replacing the agreements at current market rates. At March 31, 2011, the sum of the Parent’s, PEC’s and PEF’s open pay-fixed forward starting swaps were each in a net mark-to-market liability position. See Note 10B for additional information with regard to our interest rate derivatives.

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

We believe our internal and external liquidity resources will be sufficient to fund our current business plans. We will continue to monitor the credit markets to maintain an appropriate level of liquidity. Our ability to access the capital markets on favorable terms may be negatively impacted by credit rating actions. Risk factors associated with the capital markets and credit ratings are discussed below and in Item 1A, “Risk Factors,” to the 2010 Form 10-K.

The following discussion of our liquidity and capital resources is on a consolidated basis.

HISTORICAL FOR 2011 AS COMPARED TO 2010

CASH FLOWS FROM OPERATIONS

Net cash provided by operating activities decreased $140 million for the three months ended March 31, 2011, when compared to the same period in the prior year. The decrease was primarily due to a $210 million increase in pension plan funding and the $83 million unfavorable impact of extreme weather in 2010 as previously discussed, partially offset by $28 million of net cash refunds of collateral to counterparties on derivative contracts in 2011 compared to $157 million of net cash payments of collateral in 2010.

INVESTING ACTIVITIES

Net cash used by investing activities decreased by $99 million for the three months ended March 31, 2011, when compared to the same period in the prior year. This decrease was primarily due to a $54 million decrease in gross property additions, primarily due to lower spending for environmental compliance and nuclear projects at PEF; and a $47 million increase in cash provided by other investing activities primarily due to $27 million of litigation settlement proceeds and the $11 million receipt of Nuclear Electric Insurance Limited (NEIL) insurance proceeds for repairs at CR3 (See “Future Liquidity and Capital Resources – Regulatory Matters and Recovery of Costs – CR3 Outage”).

FINANCING ACTIVITIES

Net cash used by financing activities increased by $694 million for the three months ended March 31, 2011, when compared to the same period in the prior year. The increase was primarily due to a $600 million increase in long-term debt retirements, due to the Parent’s $700 million repayment of senior notes in March 2011 compared to the $100 million retirement of Series A Floating Rate Notes in January 2010.

A discussion of our 2011 financing activities follows:

On January 21, 2011, the Parent issued $500 million of 4.40% Senior Notes due 2021. The net proceeds, along with available cash on hand, were used to retire the $700 million outstanding aggregate principal balance of our 7.10% Senior Notes due March 1, 2011.

On May 3, 2011, $22 million of the Parent’s $500 million RCA expired, leaving the Parent with total credit commitments of $478 million supported by 14 financial institutions. After the $22 million expiration, our combined credit commitments for the Parent, PEC and PEF are $1.978 billion, supported by 23 financial institutions.

At December 31, 2010, we had 500 million shares of common stock authorized under our charter, of which 293 million shares were outstanding. For the three months ended March 31, 2011, we issued approximately 1.0 million shares of common stock through the Progress Energy Investor Plus Plan (IPP) and equity incentive plans resulting in approximately $8 million of net proceeds. For the three months ended March 31, 2010, we issued approximately 6.1 million shares of common stock through the IPP and equity incentive plans resulting in approximately $197 million of net proceeds.

SHORT-TERM DEBT

At March 31, 2011, Progress Energy had outstanding short-term debt consisting of commercial paper borrowings totaling $79 million at an interest rate of 0.36%. At the end of each month during the three months ended March 31, 2011, Progress Energy had a maximum short-term debt balance of $79 million and an average short-term debt balance of $26 million at a weighted average interest rate of 0.36%. Progress Energy’s short-term debt during the three months ended March 31, 2011 consisted solely of commercial paper borrowings.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, there were no material changes in our discussion under “Liquidity and Capital Resources” in Item 7 to the 2010 Form 10-K, other than as described below and in “Historical for 2011 as Compared to 2010 – Financing Activities.”

The Utilities produce substantially all of our consolidated cash from operations. We anticipate that the Utilities will continue to produce substantially all of the consolidated cash flows from operations over the next several years. Our discontinued synthetic fuels operations historically produced significant net earnings from the generation of tax credits (See “Other Matters – Synthetic Fuels Tax Credits”). A portion of these tax credits has yet to be realized in cash due to the difference in timing of when tax credits are recognized for financial reporting purposes and realized for tax purposes. At March 31, 2011, we have carried forward $836 million of deferred tax credits that do not expire. Realization of these tax credits is dependent upon our future taxable income, which is expected to be generated primarily by the Utilities.

We expect to be able to meet our future liquidity needs through cash from operations, availability under our credit facilities and issuances of commercial paper and long-term debt, which are dependent on our ability to successfully access capital markets.

Credit rating downgrades could negatively impact our ability to access the capital markets and respond to major events such as hurricanes. Our cost of capital could also be higher, which could ultimately increase prices for our customers. It is important for us to maintain our credit ratings and have access to the capital markets in order to reliably serve customers, invest in capital improvements and prepare for our customer’s future energy needs (See Item 1A, “Risk Factors,” to the 2010 Form 10-K).

We typically issue commercial paper to meet short-term liquidity needs. If liquidity conditions deteriorate and negatively impact the commercial paper market, we will need to evaluate other, potentially more expensive, options for meeting our short-term liquidity needs, which may include borrowing under our RCAs, issuing short-term notes and/or issuing long-term debt.

The Parent’s RCA will expire in May 2012, with the exception of approximately $22 million that expired May 3, 2011. In the event we enter into a new credit facility for the Parent, we cannot predict the terms, prices, durations or participants in such facility.

Progress Energy and its subsidiaries have approximately $12.441 billion in outstanding long-term debt, including the $300 million current portion. Currently, approximately $860 million of the Utilities’ debt obligations, approximately $620 million at PEC and approximately $240 million at PEF, are tax-exempt auction rate securities insured by bond insurance. These tax-exempt bonds have experienced and continue to experience failed auctions. Assuming the failed auctions persist, future interest rate resets on our tax-exempt auction rate bond portfolio will be dependent on the volatility experienced in the indices that dictate our interest rate resets and/or rating agency actions that may lower our tax-exempt bond ratings. In the event of a two notch downgrade by Moody’s, PEC’s tax-exempt bonds will continue to be rated at or above A3 while PEF’s would be below A3, most likely resulting in higher future interest rate resets for PEF’s tax-exempt bonds. We will continue to monitor this market and evaluate options to mitigate our exposure to future volatility.

The performance of the capital markets affects the values of the assets held in trust to satisfy future obligations under our defined benefit pension plans. Although a number of factors impact our pension funding requirements, a decline in the market value of these assets may significantly increase the future funding requirements of the obligations under our defined benefit pension plans. During the three months ended March 31, 2011, we contributed $210 million directly to pension plan assets and expect to make additional contributions of $100 million to $200 million in 2011 (See Note 9).

As discussed in “Liquidity and Capital Resources” and in “Other Matters – Environmental Matters,” over the long term, compliance with environmental regulations and meeting the anticipated load growth at the Utilities as described under “Other Matters – Energy Demand” will require the Utilities to make significant capital investments. We may pursue joint ventures or similar arrangements with third parties in order to share some of the financing and operational risks associated with new baseload generation. As discussed in “Other Matters – Nuclear – Potential New Construction,” PEF will postpone major capital expenditures for the proposed nuclear plant in Levy County, Fla. (Levy) until after the NRC issues the combined license (COL), which is expected to be in 2013 if the current licensing schedule remains on track.

Certain of our hedge agreements may result in the receipt of, or posting of, derivative collateral with our counterparties, depending on the daily derivative position. Fluctuations in commodity prices that lead to our return of collateral received and/or our posting of collateral with our counterparties negatively impact our liquidity. Substantially all derivative commodity instrument positions are subject to retail regulatory treatment. After settlement of the derivatives and consumption of the fuel, any realized gains or losses are passed through the fuel cost-recovery clause. Changes in natural gas prices and settlements of financial hedge agreements since December 31, 2010, have impacted the amount of collateral posted with counterparties. At March 31, 2011, we had posted approximately $135 million of cash collateral compared to $164 million of cash collateral posted at December 31, 2010. The majority of our current financial hedge agreements will settle in 2011 and 2012. Additional commodity market price decreases could result in significant increases in the derivative collateral that we are required to post with counterparties. We continually monitor our derivative positions in relation to market price activity. Credit ratings downgrades could also require us to post additional cash collateral for commodity hedges in a liability position as certain derivative instruments require us to post collateral on liability positions based on our credit ratings.

The amount and timing of future sales of debt and equity securities will depend on market conditions, operating cash flow and our specific needs. We may from time to time sell securities beyond the amount immediately needed to meet capital or liquidity requirements in order to prefund our expected maturity schedule, to allow for the early redemption of long-term debt, the redemption of preferred stock, the reduction of short-term debt or for other corporate purposes.

At March 31, 2011, the current portion of our long-term debt was $300 million. The current portion represents the $300 million July 2011 maturity at PEF, which we expect to refinance with long-term debt.

REGULATORY MATTERS AND RECOVERY OF COSTS

Regulatory matters, including the CR3 outage and nuclear cost recovery, as discussed in Note 4 and “Other Matters – Nuclear,” and recovery of environmental costs, as discussed in Note 12 and in “Other Matters – Environmental Matters,” may impact our future liquidity and financing activities. The impacts of these matters, including the timing of recoveries from ratepayers, can be both a source of and a use of future liquidity resources. Energy legislation enacted in recent years may impact our liquidity over the long term, including among others, provisions regarding cost recovery, mandated renewable portfolio standards, DSM and EE.

Regulatory developments expected to have a material impact on our liquidity are discussed below.

PEC Fuel Cost Recovery

On May 5, 2011, PEC filed with the SCPSC an application for a $24 million increase in the fuel rate charged to its South Carolina ratepayers, driven by rising fuel prices. If approved, the increase will be effective July 1, 2011. On May 2, 2011, PEC also filed with the SCPSC for a $4 million increase in the DSM and EE rate, driven by the introduction of new and the expansion of existing DSM and EE programs. If approved, the increase will be effective July 1, 2011. We cannot predict the outcome of these matter.

PEC Construction of Generating Facilities

The NCUC has granted PEC permission to construct three new generating facilities: an approximately 600-MW combined cycle dual-fuel facility at its Richmond generation facility, an approximately 950-MW combined cycle natural gas-fueled facility at its Lee generation facility, and an approximately 620-MW natural gas-fueled facility at its Sutton generation facility. The facilities are expected to be placed in service in June 2011, January 2013 and December 2013, respectively.

CR3 Outage

PEF maintains insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at CR3 through NEIL. NEIL has confirmed that the CR3 initial delamination is a covered accident. Following a 12-week deductible period, the NEIL program provided reimbursement for replacement power costs for 52 weeks at $4.5 million per week, through April 9, 2011. An additional 71 weeks of coverage is provided at $3.6 million per week. Accordingly, the NEIL program provides replacement power coverage of up to $490 million per event. PEF also maintains insurance coverage through NEIL’s accidental property damage program, which provides insurance coverage up to $2.25 billion with a $10 million deductible per claim. PEF is continuing to work with NEIL for recovery of applicable repair costs and associated replacement power costs.

The following table summarizes the CR3 replacement power and repair costs and recovery through March 31, 2011:

(in millions)	Replacement Power Costs	Repair Costs
Spent to date	$339	$182
NEIL proceeds received	(144)	(75)
Insurance receivable at March 31, 2011	(85)	(62)
Balance for recovery	$110	$45

PEF believes the actions taken and costs incurred in response to the CR3 delamination have been prudent and, accordingly, considers replacement power and capital costs not recoverable through insurance to be recoverable through its fuel cost-recovery clause or base rates. As approved by the FPSC, on January 1, 2011, PEF began collecting, subject to refund, replacement power costs related to CR3 within the fuel clause (See Note 7C in the 2010 Form 10-K). PEF has recorded $229 million of NEIL replacement power cost reimbursements subsequent to the deductible period, which reduced the portion of the deferred fuel regulatory asset related to the extended CR3 outage to $110 million at March 31, 2011. Additional replacement power costs and repair and maintenance costs incurred until CR3 is returned to service could be material. We cannot predict with certainty the future recoverability of these costs. Failure to recover some or all of these costs could have a material adverse effect on our and PEF’s financial results.

PEF Nuclear Cost Recovery

On May 2, 2011, PEF filed its annual nuclear cost-recovery filing with the FPSC to recover $158 million which includes recovery of pre-construction and carrying costs and CCRC recoverable O&M expense incurred or anticipated to be incurred during 2012, recovery of $115 million of prior years deferrals in 2012, as well as the estimated actual true-up of 2011 costs associated with the Levy and CR3 uprate projects. If approved, the decrease would begin with the first January 2012 billing cycle. We cannot predict the outcome of this matter.

PEF Demand-Side Management Cost Recovery

On December 30, 2009, the FPSC ordered PEF and other Florida utilities to adopt DSM goals based on enhanced measures, which will result in significantly higher conservation goals. As subsequently revised by the FPSC, PEF’s aggregate conservation goals over the next 10 years were: 1,134 Summer MW, 1,058 Winter MW, and 3,205 gigawatt-hours (GWh). On March 30, 2010, PEF filed a petition for approval of its proposed DSM plan and to authorize cost recovery through the Energy Conservation Cost Recovery Clause (ECCR). On September 14, 2010, the FPSC held an agenda conference to approve PEF’s petition for the DSM plan. The FPSC ruled that while PEF’s proposed DSM plan met the cumulative, 10-year DSM goals set by the FPSC, the plan did not meet the annual DSM goals. On October 4, 2010, the FPSC denied PEF’s petition for the DSM plan, approved PEF’s solar pilot programs, and required PEF to file a revised proposed DSM plan that meets the annual goals set by the FPSC. PEF filed a revised proposed DSM plan on November 29, 2010. An agenda conference has been scheduled by the FPSC for May 24, 2011. We cannot predict the outcome of this matter.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Our off-balance sheet arrangements and contractual obligations are described below.

GUARANTEES

At March 31, 2011, our guarantees have not changed materially from what was reported in the 2010 Form 10-K.

MARKET RISK AND DERIVATIVES

Under our risk management policy, we may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 10 and Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of market risk and derivatives.

CONTRACTUAL OBLIGATIONS

As part of our ordinary course of business, we and the Utilities enter into various long- and short-term contracts for fuel requirements at our generating plants. Significant changes from the commitment amounts reported in Note 22A in the 2010 Form 10-K can result from new contracts, changes in existing contracts along with the impact of fluctuations in current estimates of future market prices for those contracts that are market price indexed. In most cases, these contracts contain provisions for price adjustments, minimum purchase levels, and other financial commitments. Additional commitments for fuel and related transportation will be required to supply the Utilities’ future needs. At March 31, 2011, our and the Utilities’ contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2010 Form 10-K.

OTHER MATTERS

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

HAZARDOUS AND SOLID WASTE MANAGEMENT

The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), authorize the U.S. Environmental Protection Agency (EPA) to require the cleanup of hazardous waste sites. This statute imposes retroactive joint and several liability. Some states, including North Carolina, South Carolina and Florida, have similar types of statutes. We are periodically notified by regulators, including the EPA and various state agencies, of our involvement or potential involvement in sites that may require investigation and/or remediation. There are presently several sites with respect to which we have been notified of our potential liability by the EPA, the state of North Carolina, the state of Florida or potentially responsible parties (PRP) groups. Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. PEC and PEF are each PRPs at several manufactured gas plant (MGP) sites. We are also currently in the process of assessing potential costs and exposures at other sites. These costs are eligible for regulatory recovery through either base rates or cost-recovery clauses (See Notes 4 and 12). Both PEC and PEF evaluate potential claims against other PRPs and insurance carriers and plan to submit claims for cost recovery where appropriate. The outcome of potential and pending claims cannot be predicted. Hazardous and solid waste management matters are discussed in detail in Note 12A.

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

As of January 1, 2010, dams at utility fossil-fired power plants in North Carolina, including dams for ash ponds, are subject to the North Carolina Dam Safety Act’s applicable provisions, including state inspection. The EPA and a number of states are considering additional regulatory measures that may affect management, treatment, marketing and disposal of coal combustion residues, primarily ash, from each of the Utilities’ coal-fired plants. Revised or new laws or regulations under consideration may impose changes in solid waste classifications or groundwater protection environmental controls. In 2010, the EPA proposed two options for new rules to regulate coal combustion residues. The first option would create a comprehensive program of federally enforceable requirements for coal combustion residue management and disposal as hazardous waste. The other option would have the EPA set performance standards for coal combustion residues management facilities and regulate disposal of coal combustion residues as nonhazardous waste. The EPA did not identify a preferred option. Under both options, the EPA may leave in place a regulatory exemption for approved beneficial uses of coal combustion residuals that are recycled. A final rule is expected in 2012. Compliance plans and estimated costs to meet the requirements of new regulations will be determined when any new regulations are finalized. We are also evaluating the effect on groundwater quality from past and current operations, which may result in operational changes and additional measures under existing regulations. These issues are also under evaluation by state agencies. Certain regulated chemicals have been measured in wells near our ash ponds at levels above groundwater quality standards. Additional monitoring and investigation will be conducted. Detailed plans and cost estimates will be determined if these evaluations reveal that corrective actions are necessary. We cannot predict the outcome of this matter.

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

Clean Smokestacks Act

In 2002, the Clean Smokestacks Act was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of NOx and sulfur dioxide (SO2) from their North Carolina coal-fired power plants in phases by 2013. PEC currently has approximately 5,000 MW of coal-fired generation capacity in North Carolina affected by the Clean Smokestacks Act. PEC’s environmental compliance projects under the first phase of Clean Smokestacks Act emission reductions have been placed in service. PEC plans to retire by the end of 2014, its remaining coal-fired generating facilities in North Carolina totaling 1,500 MW that do not have scrubbers and replace the generation capacity with new natural gas-fueled generating facilities, which should enable the utility to comply with the final Clean Smokestacks Act SO2 emissions target that begins in 2013. We are continuing to evaluate various design, technology, generation and fuel options that could change expenditures required to maintain compliance with the Clean Smokestacks Act limits subsequent to 2013.

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

The air quality controls installed to comply with NOx and SO2 requirements under certain sections of the Clean Air Act (CAA) and the Clean Smokestacks Act, as well as PEC’s plan to replace a portion of its coal-fired generation with natural gas-fueled generation, largely address the CAIR requirements for NOx and SO2 for our North Carolina units at PEC. NOx and SO2 emission control equipment are in service at PEF’s Crystal River Unit No. 4 (CR4) and Crystal River Unit No. 5 (CR5), and we plan to continue compliance with the CAIR in 2011 through a combination of emission controls, continued use of natural gas at applicable facilities, and allowance purchases.

In 2008, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Court of Appeals) initially vacated the CAIR in its entirety and subsequently remanded the rule without vacating it for the EPA to conduct further proceedings consistent with the court’s prior opinion. In 2010, the EPA published the proposed Transport Rule, which is the regulatory program that will replace the CAIR when finalized. The proposed Transport Rule contains new emissions trading programs for NOx and SO2 emissions as well as more stringent overall emissions targets. The EPA plans to finalize the Transport Rule in 2011. Due to significant investments in NOx and SO2 emissions controls and fleet modernization projects completed or under way, we believe both PEC and PEF are well positioned to comply with the Transport Rule. The outcome of the EPA’s rulemaking cannot be predicted. Because of the D.C. Court of Appeals’ decision that remanded the CAIR, the current implementation of the CAIR continues to fulfill BART for NOx and SO2 for BART-affected units under the CAVR. Should this determination change as the Transport Rule is promulgated, CAVR compliance eventually may require consideration of NOx and SO2 emissions reductions in addition to particulate matter emissions reductions for BART-eligible units.

Under an agreement with the Florida Department of Environmental Protection (FDEP), PEF will retire Crystal River Units No. 1 and No. 2 coal-fired steam units (CR1 and CR2) and operate emission control equipment at CR4 and CR5. CR1 and CR2 will be retired after the second proposed nuclear unit at Levy completes its first fuel cycle, which was originally anticipated to be around 2020. As discussed in Note 4B and “Other Matters – Nuclear – Potential New Construction,” major construction activities for Levy are being postponed until after the NRC issues the Levy COL. As required, PEF has advised the FDEP of developments that will delay the retirement of CR1 and

CR2 beyond the originally anticipated date. We are currently evaluating the impacts of the Levy schedule on PEF’s compliance with environmental regulations. We cannot predict the outcome of this matter.

Clean Air Mercury Rule

In 2008, the D.C. Court of Appeals vacated the CAMR. As a result, the EPA subsequently announced that it will develop a maximum achievable control technology (MACT) standard. The U.S. District Court for the District of Columbia issued an order requiring the EPA to issue a final MACT standard for power plants by November 16, 2011. On March 16, 2011, the EPA issued its proposed MACT standards for coal-fired and oil-fired electric steam generating units (EGUs). The proposed EGU MACT contains stringent emission limits for mercury, non-mercury metals, and acid gases from coal-fired units and hazardous air pollutant metals, acid gases, and hydrogen fluoride from oil-fired units. Following a 60-day public comment period, the EPA is scheduled to issue a final rule in November 2011. In addition, North Carolina adopted a state-specific requirement. The North Carolina mercury rule contains a requirement that all coal-fired units in the state install mercury controls by December 31, 2017, and requires compliance plan applications to be submitted in 2013. We are currently evaluating the impact of the EPA’s proposed EGU MACT standard and the North Carolina state-specific requirement. The outcome of these matters cannot be predicted.

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

The CAVR included the EPA’s determination that compliance with the NOx and SO2 requirements of the CAIR could be used by states as a BART substitute to fulfill BART obligations, but the states could require the installation of additional air quality controls if they did not achieve reasonable progress in improving visibility. The D.C. Court of Appeals’ decision remanding the CAIR maintained its implementation such that CAIR satisfies BART for NOx and SO2. Should this determination change as the Transport Rule is promulgated, CAVR compliance eventually may require consideration of NOx and SO2 emissions in addition to particulate matter emissions for BART-eligible units. We are assessing the potential impact of BART and its implications with respect to our plans and estimated costs to comply with the CAVR. The FDEP finalized a Regional Haze implementation rule that goes beyond BART by requiring sources significantly impacting visibility in Class I areas to install additional controls by December 31, 2017. However, in the spring of 2010 the EPA indicated that the Reasonable Further Progress portion of the Regional Haze implementation rule is not approvable. The FDEP is in the process of amending the rule by removing the Reasonable Further Progress provision, including the December 31, 2017 deadline for installation of additional controls, and instead will rely on current federal programs to achieve improvement in visibility. The outcome of these matters cannot be predicted.

Compliance Strategy

Both PEC and PEF have been developing an integrated compliance strategy to meet the requirements of the CAIR, the CAVR, mercury regulation and related air quality regulations. The air quality controls installed to comply with NOx and SO2 requirements under certain sections of the CAA and the Clean Smokestacks Act, as well as PEC’s plan to replace a portion of its coal-fired generation with natural gas-fueled generation, resulted in a reduction of the costs to meet PEC’s CAIR requirements.

PEC’s environmental compliance projects under the first phase of Clean Smokestacks Act emission reductions and PEF’s environmental compliance projects under the first phase of CAIR are in service.

The FPSC approved PEF’s petition to develop and implement an Integrated Clean Air Compliance Plan to comply with the CAIR, CAMR and CAVR and for recovery of prudently incurred costs necessary to achieve this strategy through the ECRC (see discussion previously regarding the vacating of the CAMR and remanding of the CAIR and its potential impact on CAVR). PEF’s April 1, 2011 filing with the FPSC for true-up of final 2010 environmental costs included a review of the Integrated Clean Air Compliance Plan, which reconfirmed the efficacy of the recommended plan and included an estimated total project cost of approximately $1.1 billion to be spent through 2016, to plan, design, build and install pollution control equipment at CR4 and CR5. PEF no longer plans to install pollution controls at the Anclote Plant as a part of its approved Integrated Clean Air Compliance Plan. The majority of the $1.1 billion estimated total project cost is related to CR4 and CR5 projects, which have been placed in service. Additional costs may be incurred if pollution controls are required in order to comply with the requirements of the CAVR, as discussed previously, or to meet compliance requirements of the final Transport Rule. Subsequent rule interpretations, increases in the underlying material, labor and equipment costs, equipment availability, or the unexpected acceleration of compliance dates, among other things, could result in significant increases in our estimated costs to comply and acceleration of some projects. The outcome of this matter cannot be predicted.

Environmental Compliance Cost Estimates

Risk factors regarding environmental compliance cost estimates are discussed in Item 1A, “Risk Factors,” of the 2010 Form 10-K. Costs to comply with environmental laws and regulations are eligible for regulatory recovery through either base rates or cost-recovery clauses. The outcome of future petitions for recovery cannot be predicted. Our estimates of capital expenditures to comply with environmental laws and regulations are subject to periodic review and revision and may vary significantly. PEC is continuing to evaluate various design, technology and new generation options that could change expenditures required to maintain compliance with the Clean Smokestacks Act limits subsequent to 2013. Additional compliance plans for PEC and PEF to meet the requirements of the Transport Rule will be determined upon finalization of the rule. As a result of the decision remanding the CAIR, compliance plans and costs to meet the requirements of the CAVR are being reassessed, and we cannot predict the impact that the EPA’s further proceedings will have on our compliance with the CAVR requirements. Compliance plans to meet the requirements of the EGU MACT will be determined upon finalization of the rule. Compliance plans to meet the requirements of a revised or new implementing rule under Section 316(b) of the Clean Water Act (Section 316(b)), as discussed below, will be determined upon finalization of the rule. The timing and extent of the costs for future projects will depend upon final compliance strategies. However, we believe that future costs to comply with new or subsequent rule interpretations could be significant.

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

In 2010, the EPA announced a proposed revision to the primary ozone NAAQS. In addition, the EPA proposed a cumulative seasonal secondary standard. The EPA plans to finalize the revisions by July 29, 2011, and to designate nonattainment areas by August 2012. The proposed revisions are significantly more stringent than the current NAAQS. Should additional nonattainment areas be designated in our service territories, we may be required to install additional emission controls at some of our facilities. The outcome of this matter cannot be predicted.

In 2010, the EPA announced a revision to the primary NAAQS for nitrogen dioxide. The EPA plans to designate nonattainment areas for the primary NAAQS for nitrogen dioxide by January 2012. Currently, there are no monitors reporting violation of this new standard in PEC’s or PEF’s service territories, but the expanded monitoring network will provide additional data, which could result in additional nonattainment areas. Should additional nonattainment areas for the new nitrogen dioxide NAAQS be designated in our service territories, we may be required to install additional controls at some of our facilities. Additionally, the EPA published the final new 1-hour NAAQS for SO2. Implementation of the new 1-hour NAAQS for SO2 uses air quality modeling along with monitoring data in determining whether areas are attaining the new standard, which is likely to expand the number of nonattainment areas. Should additional nonattainment areas for the 1-hour NAAQS for SO2 be designated in our service territories, we may be required to install additional emission controls at some of our facilities. The outcome of these matters cannot be predicted.

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

In 2009, the EPA concluded after a multi-year study of power plant wastewater discharges that regulations have not kept pace with changes in the electric power industry since the regulations were issued in 1982, including addressing impacts to wastewater discharge from operation of air pollution control equipment. As a result, the EPA has announced that it plans to revise the regulations that govern wastewater discharge, which may result in operational changes and additional compliance costs in the future. The outcome of this matter cannot be predicted.

2. Section 316(b) of the Clean Water Act

Section 316(b) requires cooling water intake structures to reflect the best technology available for minimizing adverse environmental impacts. The EPA promulgated a rule implementing Section 316(b) in respect to existing power plants in July 2004.

A number of states, environmental groups and others sought judicial review of the July 2004 rule. In 2007, the U.S. Court of Appeals for the Second Circuit issued an opinion and order remanding provisions of the rule to the EPA, and the EPA suspended the rule pending further rulemaking, with the exception of the requirement that permitted facilities must meet any requirements under Section 316(b) as determined by the permitting authorities on a case-by-case, best professional judgment basis. Following appeal, in 2009, the U.S. Supreme Court issued an opinion holding that the EPA, in selecting the “best technology” pursuant to Section 316(b), does have the authority to reject technology when its costs are “wholly disproportionate” to the benefits expected. Also, the U.S. Supreme Court held that EPA’s site-specific variance procedure (contained in the July 2004 rule) was permissible in that the procedure required testing to determine whether costs would be “significantly greater than” the benefits before a variance would be considered. As a result of these developments, our plans and associated estimated costs to comply with Section 316(b) will need to be reassessed and determined in accordance with any revised or new implementing rule after it is established by the EPA. Costs of compliance with a revised or new implementing rule are expected to be higher, and could be significantly higher, than estimated costs under the July 2004 rule. In December 2010, consent decrees were entered in two pending federal actions brought by environmental groups against the EPA requiring the EPA to issue proposed Section 316(b) rules by March 28, 2011, and to issue a final decision by July 27, 2012.

On April 20, 2011, the EPA published its proposed regulations for cooling water intake structures at existing power generating facilities and existing manufacturing and industrial facilities that withdraw more than two million gallons of water per day from waters of the U.S. and use at least 25 percent of the water they withdraw exclusively for cooling purposes. The proposed regulations would establish nationwide, uniform standards for impingement mortality (immobilization of organisms against an intake screen) and case-by-case, site-specific standards for entrainment mortality (lethal effects due to passage of aquatic organisms into a cooling system). Comments on the proposed rule are due on July 19, 2011. The outcome of this matter cannot be predicted.

OTHER ENVIRONMENTAL MATTERS

Climate Change

Growing state, federal and international attention to global climate change may result in the regulation of carbon dioxide (CO2) and other greenhouse gases (GHGs). In addition, the Obama administration has begun the process of regulating GHG emissions through use of the CAA. In 2007, the U.S. Supreme Court ruled that the EPA has the authority under the CAA to regulate CO2 emissions from new automobiles. In 2009, the EPA announced that six GHGs (CO2, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride) pose a threat to public health and welfare under the CAA. A number of parties have filed petitions for review of this finding in the D.C. Court of Appeals. At the end of 2010, the EPA announced a schedule for development of a new source performance standard for new and existing fossil fuel-fired electric utility units. Under the schedule, the EPA will propose the standard by July 2011 and issue the final rule by May 2012. The full impact of regulation under GHG initiatives and any final legislation, if enacted, cannot be determined at this time; however, we anticipate that it could result in significant cost increases over time for which the Utilities would seek corresponding rate recovery. We are preparing for a carbon-constrained future and are actively engaged in helping shape effective policies to address the issue.

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

There are ongoing efforts to reach a new international climate change treaty to succeed the Kyoto Protocol. The Kyoto Protocol was originally adopted by the United Nations to address global climate change by reducing emissions of CO2 and other GHGs. Although the treaty went into effect in 2005, the United States has not adopted it. In 2009, the United Nations Framework Convention on Climate Change convened the 15th Conference of the Parties to conduct further negotiations on GHG emissions reductions. At the conclusion of the conference, a number of the parties, including the United States, entered into a nonbinding accord calling upon the parties to submit emission reduction targets for 2020 to the United Nations Framework Convention on Climate Change Secretariat by the end of January 2010. In 2010, President Obama submitted a proposal to reduce the U.S. GHG emissions in the range of 17 percent below 2005 levels by 2020, subject to future congressional action. To date, Congress has not enacted legislation implementing the President’s proposal.

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

In 2009, the EPA issued the final GHG emissions reporting rule, which establishes a national protocol for the reporting of annual GHG emissions. Facilities that emit greater than 25,000 metric tons per year of GHGs must report emissions by March 31 of each year beginning in 2011 for year 2010 emissions. The EPA extended the first annual reporting deadline to September 30, 2011. Because the rule builds on current emission-reporting requirements, compliance with the requirements is not expected to have a material impact on the Utilities.

The EPA is regulating mobile source GHG emissions under Section 202 of the CAA, which according to the EPA also results in stationary sources, such as coal-fired power plants, being subject to regulation of GHG emissions under the CAA. The EPA issued the final “tailoring rule,” which establishes the thresholds for applicability of the Prevention of Significant Deterioration program permitting requirements for GHG emissions from stationary sources such as power plants and manufacturing facilities. Prevention of Significant Deterioration is a construction air pollution permitting program designed to ensure air quality does not degrade beyond the NAAQS levels or beyond specified incremental amounts above a prescribed baseline level. The tailoring rule initially raises the permitting applicability threshold for GHG emissions to 75,000 tons per year. These developments require PEC and PEF to address GHG emissions in new air quality permits. The permitting requirements for GHG emissions from stationary sources began on January 2, 2011. A number of parties have filed petitions for review of the tailoring rule in the D.C. Court of Appeals. The impact of these developments cannot be predicted.

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

Current retail rate matters affected by state regulatory authorities are discussed in Note 4, including specific retail rate matters, the status of the issues and the associated effects on our consolidated financial statements.

On April 28, 2010, we accepted a grant from the U.S. Department of Energy (DOE) for $200 million in federal matching infrastructure funds. In addition to providing the Utilities real-time information about the state of their electric grids, the smart grid transition will enable customers to better understand and manage their energy use, and will provide for more efficient integration of renewable energy resources. Supplementing the DOE grant, the Utilities will invest more than $300 million in smart grid projects, which include enhancements to distribution equipment, installation of 160,000 additional smart meters and additional public infrastructure for plug-in electric vehicles. Projects funded by the grant must be completed by April 2013.

Through March 31, 2011, we have incurred $133 million of allowable, 50 percent reimbursable, smart grid project costs, and have submitted to the DOE requests for reimbursement of $62 million, of which we have received $35 million of reimbursement.

ENERGY DEMAND

Implementing state and federal energy policies, promoting environmental stewardship and providing reliable electricity to meet the anticipated long-term growth within the Utilities’ service territories will require a balanced approach. The three main elements of this balanced solution are: (1) expanding our DSM and EE programs; (2) investing in the development of alternative energy resources for the future; and (3) operating a state-of-the-art power system that demonstrates our commitment to environmental responsibility. These and other items are discussed in Item 7, “MD&A – Other Matters,” to the 2010 Form 10-K.

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

As discussed in Note 4A, PEC announced a coal-to-gas modernization strategy whereby the 11 remaining coal-fired generating facilities in North Carolina that do not have scrubbers would be retired prior to the end of their useful lives and their approximately 1,500 MW of generating capacity replaced with new natural gas-fueled facilities. In March 2011, we advised the NCUC and the SCPSC, respectively, that the Weatherspoon coal units are expected to be retired on October 1, 2011.

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

In light of the events at the Fukushima Daiichi nuclear power station in Japan, the NRC issued an information notice to U.S. licensees describing the circumstances of the events in Japan. Additionally, an NRC special task force is conducting a comprehensive review of processes and regulations to determine whether the agency should make additional improvements to the nuclear regulatory system. With the ongoing investigations into the nature and extent of damages in Japan, the underlying causes of the situation and the lack of clarity around regulatory and political responses, we cannot predict whether the NRC will impose additional licensing and safety-related requirements. See Item 1A, “Risk Factors”, in the 2010 Form 10-K for further discussion of applicable risk factors.

In September 2009, CR3 began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination within the concrete of the outer wall of the containment building, which resulted in an extension of the outage. After comprehensive analysis, we determined that the concrete delamination at CR3 was caused by redistribution of stresses on the containment wall that occurred when we created an opening to accommodate the replacement of the unit’s steam generators. In March 2011, the work to return the plant to service was suspended after monitoring equipment at the repair site identified a new delamination that occurred after the repair work was completed and during the late stages of retensioning the containment building. CR3 will remain out of service while we conduct a thorough engineering analysis and review of the new delamination and evaluate repair options. (See Note 4B).

POTENTIAL NEW CONSTRUCTION

During 2008, PEC and PEF filed COL applications to potentially construct new nuclear plants in North Carolina and Florida. We anticipate the NRC will issue the COLs no earlier than 2013 if the current licensing schedule remains on track.

We have focused on Levy given the need for more fuel diversity in Florida and anticipated federal and state polices to reduce GHG emissions, as well as existing state legislative policy that is supportive of nuclear projects. PEF has entered into an engineering, procurement and construction (EPC) agreement and received two of the four key regulatory approvals needed for the proposed Levy units (with the issuance of the COL and federal environmental permits remaining). In light of a regulatory schedule shift and other factors, we have amended the EPC agreement and are deferring major construction activities on Levy until we receive the COL. This decision will reduce the near-term price impact on customers and allows time for economic recovery and greater clarity on federal and state polices. Once we have received the COL, we will assess the project and determine the schedule.

In June 2010, PEF completed its long lead time equipment disposition analysis to minimize the impact associated with the schedule shift. As a result of the analysis, PEF will continue with selected components of the long lead time equipment. Work has been suspended on the remaining long lead time equipment items and PEF entered into suspension negotiations with the selected equipment vendors, substantially all of which were concluded in March 2011. We anticipate that all negotiations will be completed by the fourth quarter of 2011. In its May 2, 2011 nuclear cost-recovery filing, PEF included for rate-making purposes a point estimate of potential Levy purchase order disposition costs of $25 million, a reduction from the $50 million point estimate in the prior-year filing, subject to true-up. While the amount of purchase order disposition costs cannot be determined until the negotiations are complete, we do not believe the costs, if any, will have a material impact on our operations.

SPENT NUCLEAR FUEL MATTERS

See Note 13 for discussion of the status of the Utilities’ contracts with the DOE for spent nuclear fuel storage.

SYNTHETIC FUELS TAX CREDITS

Historically, we had substantial operations associated with the production and sale of coal-based solid synthetic fuels, which qualified for federal income tax credits so long as certain requirements were satisfied. Tax credits generated under the synthetic fuels tax credit program (including those generated by Florida Progress Corporation prior to our acquisition) were $1.891 billion, of which $1.055 billion has been used through March 31, 2011, to offset regular federal income tax liability and $836 million is being carried forward as deferred tax credits that do not expire.

See Note 13C and Items 1A, “Risk Factors,” and 7, “MD&A – Other Matters” to the 2010 Form 10-K for additional discussion related to our previous synthetic fuels operations and the associated tax credits generated under the synthetic fuels tax credit program.

LEGAL

We are subject to federal, state and local legislation and court orders. The specific issues, the status of the issues, accruals associated with issue resolutions and our associated exposures are discussed in detail in Note 13C.

NEW ACCOUNTING STANDARDS

See Note 3 for a discussion of the impact of new accounting standards.

PEC

The following MD&A and the information incorporated herein by reference contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Safe Harbor for Forward-Looking Statements” included within this Form 10-Q and Item 1A, “Risk Factors,” to the 2010 Form 10-K for a discussion of the factors that may impact any such forward-looking statements made herein.

RESULTS OF OPERATIONS

This information is incorporated herein by reference to “Results of Operations” in Progress Energy’s MD&A, insofar as it relates to PEC.

LIQUIDITY AND CAPITAL RESOURCES

This information is incorporated herein by reference to “Liquidity and Capital Resources” in Progress Energy’s MD&A, insofar as it relates to PEC.

Net cash provided by operating activities decreased $190 million for the three months ended March 31, 2011, when compared to the same period in the prior year. The decrease was primarily due to a $140 million increase in pension plan funding and the $34 million unfavorable impact of extreme weather in 2010 as previously discussed.

Net cash used by investing activities increased $185 million for the three months ended March 31, 2011, when compared to the same period in the prior year. The increase was primarily due to a $205 million change in advances to affiliated companies.

Net cash used by financing activities increased $115 million for the three months ended March 31, 2011, when compared to the same period in the prior year. The increase was primarily due to the $100 million payment of dividends to the Parent in 2011.

SHORT-TERM DEBT

At March 31, 2011, PEC had no outstanding short-term debt. At the end of each month during the three months ended March 31, 2011, PEC had a maximum short-term debt balance of $2 million and an average short-term debt balance of $1 million at a weighted average interest rate of 0.35%. PEC’s short-term debt during the three months ended March 31, 2011, consisted solely of money pool borrowings.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

PEC’s off-balance sheet arrangements and contractual obligations are described below.

GUARANTEES

As a part of normal business, PEC enters into various agreements providing future financial or performance assurances to third parties. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to PEC, thereby facilitating the extension of sufficient credit to accomplish PEC’s intended commercial purpose. PEC’s guarantees include letters of credit and surety bonds. At March 31, 2011, PEC had issued $22 million of guarantees for future financial or performance assurance. PEC does not believe conditions are likely for significant performance under the guarantees of performance issued.

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

PEF

The following MD&A and the information incorporated herein by reference contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Safe Harbor for Forward-Looking Statements” included within this Form 10-Q and Item 1A, “Risk Factors,” to the 2010 Form 10-K for a discussion of the factors that may impact any such forward-looking statements made herein.

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

Net cash provided by operating activities increased $82 million for the three months ended March 31, 2011, when compared to the same period in the prior year. The increase was primarily due to the $22 million net cash refunds of collateral to counterparties on derivative contracts in 2011 compared to $137 million net cash payments of collateral in 2010, partially offset by the $49 million unfavorable impact of extreme weather in 2010 as previously discussed and $29 million lower tax refunds.

Net cash used by investing activities decreased $97 million for the three months ended March 31, 2011, when compared to the same period in the prior year. The decrease was primarily due to a $57 million decrease in gross property additions, primarily due to lower spending for environmental compliance and nuclear projects; and a $43 million increase in cash provided by other investing activities primarily due to $27 million of litigation settlement proceeds and the $11 million receipt of NEIL insurance proceeds for repairs at CR3 (See “Future Liquidity and Capital Resources – Regulatory Matters and Recovery of Costs – CR3 Outage”).

Net cash used by financing activities increased $704 million for the three months ended March 31, 2011, when compared to the same period in the prior year. The increase was primarily due to the combined $600 million issuance of first mortgage bonds in March 2010 and the $325 million payment of dividends to the Parent in 2011, partially offset by a $212 million change in advances from affiliated companies.

SHORT-TERM DEBT

At March 31, 2011, PEF had outstanding short-term debt consisting of money pool borrowings totaling $7 million at an interest rate of 0.33%. At the end of each month during the three months ended March 31, 2011, PEF had a maximum short-term debt balance of $20 million and an average short-term debt balance of $10 million at a weighted average interest rate of 0.28%. PEF’s short-term debt during the three months ended March 31, 2011, included both money pool and commercial paper borrowings.

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

The following disclosures about market risk contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review Item 1A, “Risk Factors,” to the 2010 Form 10-K and “Safe Harbor for Forward-Looking Statements” for a discussion of the factors that may impact any such forward-looking statements made herein.

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

PROGRESS ENERGY

Other than described below, the various risks that we are exposed to have not materially changed since December 31, 2010.

INTEREST RATE RISK

Our debt portfolio and our exposure to changes in interest rates at March 31, 2011, have changed from December 31, 2010. The total notional amount of fixed rate long-term debt at March 31, 2011, was $11.329 billion, with an average interest rate of 5.97% and fair market value of $12.4 billion. The total notional amount of fixed rate long-term debt at December 31, 2010, was $11.529 billion, with an average interest rate of 6.11% and fair market value of $12.8 billion. At both March 31, 2011 and December 31, 2010, the total notional amount and fair market value of our variable rate long-term debt were $861 million. At March 31, 2011, the average interest rate of our variable rate long-term debt was 0.46% and at December 31, 2010, the average interest rate of our variable rate long-term debt was 0.53%.

In addition to our variable rate long-term debt, we typically have commercial paper and/or loans outstanding under our credit facilities, which are also exposed to floating interest rates. At March 31, 2011, we had $79 million of outstanding commercial paper and no loans outstanding under our credit facilities. At December 31, 2010, we had no outstanding commercial paper and no loans outstanding under our credit facilities. At March 31, 2011, and December 31, 2010, approximately 8 percent and 7 percent, respectively, of consolidated debt was in floating rate mode.

Based on our variable rate long-term and short-term debt balances at March 31, 2011, a 100 basis point change in interest rates would result in an annual pre-tax interest expense change of approximately $9 million.

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

Cash Flow Hedges (dollars in millions)	Notional Amount	Mandatory Settlement	Pay	Receive (a)	Fair Value	Exposure (b)
Parent
Risk hedged at March 31, 2011
Anticipated 10-year debt issue	$200	2012	4.20%	3-month LIBOR	$(1)	$(4)

Risk hedged at December 31, 2010
Anticipated 10-year debt issue	$300	2011	4.15%	3-month LIBOR	$(18)	$(7)
Anticipated 10-year debt issue	$200	2012	4.20%	3-month LIBOR	$(3)	$(4)

PEC
Risk hedged at March 31, 2011
Anticipated 10-year debt issue (c)(d)	$100	2011	4.31%	3-month LIBOR	$(7)	$(2)
Anticipated 10-year debt issue	$200	2012	4.27%	3-month LIBOR	$(1)	$(4)
Anticipated 10-year debt issue	$50	2013	4.43%	3-month LIBOR	$1	$(1)

Risk hedged at December 31, 2010
Anticipated 10-year debt issue	$100	2011	4.31%	3-month LIBOR	$(7)	$(2)
Anticipated 10-year debt issue	$200	2012	4.27%	3-month LIBOR	$(2)	$(4)
Anticipated 10-year debt issue	$50	2013	4.43%	3-month LIBOR	$-	$(1)

PEF
Risk hedged at March 31, 2011
Anticipated 10-year debt issue (e)	$150	2011	4.18%	3-month LIBOR	$(6)	$(3)
Anticipated 10-year debt issue	$50	2013	4.30%	3-month LIBOR	$1	$(1)

Risk hedged at December 31, 2010
Anticipated 10-year debt issue	$150	2011	4.18%	3-month LIBOR	$(6)	$(3)
Anticipated 10-year debt issue	$50	2013	4.30%	3-month LIBOR	$-	$(1)

(a)	3-month London Inter Bank Offered Rate (LIBOR) rate was 0.30% at both March 31, 2011 and December 31, 2010.
(b)	Exposure indicates change in value due to 25 basis point unfavorable shift in interest rates.
(c)	Subsequent to March 31, 2011, PEC entered into a $100 million notional forward starting swap with mandatory settlement in 2011 in anticipation of a 10-year debt issuance.
(d)	Subsequent to March 31, 2011, PEC settled this $100 million notional forward starting swap.
(e)	Subsequent to March 31, 2011, PEF entered into a $75 million notional forward starting swap with mandatory settlement in 2011 in anticipation of a 10-year debt issuance.

MARKETABLE SECURITIES PRICE RISK

The Utilities maintain trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning their nuclear plants. These funds are primarily invested in stocks, bonds and cash equivalents, which are exposed to price fluctuations in equity markets and to changes in interest rates. At March 31, 2011 and December 31, 2010, the fair value of these funds was $1.641 billion and $1.571 billion, respectively, including $1.066 billion and $1.017 billion, respectively, for PEC and $575 million and $554 million, respectively, for PEF. We actively monitor our portfolio by benchmarking the performance of our investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes. The accounting for nuclear decommissioning recognizes that the Utilities’ regulated electric rates provide for recovery of these costs net of any trust fund earnings, and, therefore, fluctuations in trust fund marketable security returns do not affect earnings.

CONTINGENT VALUE OBLIGATIONS MARKET VALUE RISK

CVOs are recorded at fair value, and unrealized gains and losses from changes in fair value are recognized in earnings. At March 31, 2011 and December 31, 2010, the fair value of CVOs was $15 million. We perform sensitivity analyses to estimate our exposure to the market risk of the CVOs. The sensitivity analyses performed on the CVOs uses quoted prices obtained from brokers or quote services to measure the potential loss in earnings from a hypothetical 10 percent adverse change in market prices over the next 12 months. A hypothetical 10 percent increase in the March 31, 2011 market price would result in a $2 million increase in the fair value of the CVOs and a corresponding increase in the CVO liability.

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

Most of our physical commodity contracts are not derivatives or qualify as normal purchases or sales. Therefore, such contracts are not recorded at fair value. At March 31, 2011, substantially all derivative commodity instrument positions were subject to retail regulatory treatment.

See Note 10 for additional information with regard to our commodity contracts and use of economic and cash flow derivative financial instruments.

PEC

The information required by this item is incorporated herein by reference to the “Quantitative and Qualitative Disclosures about Market Risk” discussed above insofar as it relates to PEC.

PEC has certain market risks inherent in its financial instruments, which arise from transactions entered into in the normal course of business. PEC’s primary exposures are changes in interest rates with respect to long-term debt and commercial paper, fluctuations in the return on marketable securities with respect to its NDT funds and changes in energy-related commodity prices. Other than discussed above, PEC’s exposure to these risks has not materially changed since December 31, 2010.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no change in PEC’s internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

There has been no change in PEF’s internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal aspects of certain matters are set forth in PART I, Item 1 (See Note 13C).

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” to the 2010 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2010 Form 10-K are not the only risks facing us.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

RESTRICTED STOCK UNIT AWARD PAYOUTS

(a)
Securities Delivered. On January 27, 2011, February 3, 2011, February 8, 2011 and March 29, 2011, 2,576 shares, 559 shares, 1,529 shares and 403 shares, respectively, of our common stock were delivered to certain former employees pursuant to the terms of the Progress Energy 2002 and 2007 Equity Incentive Plans (individually and collectively EIP), which have been approved by Progress Energy’s shareholders. Additionally, on January 3, 2011, February 18, 2011, March 16, 2011, March 17, 2011, March 18, 2011 and March 21, 2011, 5,000 shares, 7,300 shares, 147,700 shares, 171,536 shares, 121,187 shares and 24,637 shares, respectively, of our common stock were delivered to certain current employees pursuant to the terms of the EIP. The shares of common stock delivered pursuant to the EIP were newly issued shares of Progress Energy.

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

PERFORMANCE SHARE SUB-PLAN AWARD PAYOUTS

(a)
Securities Delivered. On February 23, 2011, 258,896 shares of our common stock were delivered to certain current and former employees pursuant to the terms of the EIP. The shares of common stock delivered pursuant to the EIP were newly issued shares of Progress Energy.

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

ISSUER PURCHASES OF EQUITY SECURITIES FOR FIRST QUARTER OF 2011

Period	(a) Total Number of Shares (or Units) Purchased (1)(2)(3)(4)(5)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1 – January 31	264,843	$43.9422	N/A	N/A
February 1 – February 28	691,964	45.4279	N/A	N/A
March 1 – March 31	490,219	44.8921	N/A	N/A
Total	1,447,026	$44.9745	N/A	N/A

(1)	At March 31, 2011, Progress Energy does not have any publicly announced plans or programs to purchase shares of its common stock.
(2)	The plan administrator purchased 609,000 shares of our common stock in open-market transactions to meet share delivery obligations under the 401(k).
(3)	The plan administrator purchased 310,826 shares of our common stock in open-market transactions to meet share delivery obligations under the Savings Plan for Employees of Florida Progress Corporation.
(4)	The plan administrator purchased 267,303 shares of our common stock in open-market transactions to meet share delivery obligations under the IPP.
(5)
Progress Energy withheld 259,897 shares of our common stock during the first quarter of 2011 to pay taxes due upon the payout of certain Restricted Stock awards, Restricted Stock Unit awards and Performance Share Sub-Plan awards pursuant to the terms of the 2002 and 2007 EIP.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description	Progress Energy	PEC	PEF

*2a
Agreement and Plan of Merger, dated as of January 8, 2011, by and among Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K, dated January 8, 2011, File No. 1-15929).
X

*10(a)
Employment Term Sheet for William D. Johnson in connection with the Agreement and Plan of Merger, dated as of January 8, 2011, by and among Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc. (Exhibit C to the Agreement and Plan of Merger filed as Exhibit 2.1 to the Current Report on Form 8-K, dated January 8, 2011, File No. 1-15929).
X

*10(b)
Form of Letter Agreement, dated January 8, 2011, executed by certain officers of Progress Energy, Inc., waiving certain rights under Progress Energy, Inc.’s Management Change-in-Control Plan and their employment agreements (filed as Exhibit 10.1 to the Current Report on Form 8-K, dated January 8, 2011, File No. 1-15929).
X

*10(c)	Amendment to the Supplemental Senior Executive Retirement Plan, effective January 8, 2011 (filed as Exhibit 10.1 to the Current Report on Form 8-K, dated March 15, 2011, File No. 1-15929).	X	X	X

31(a)	302 Certifications of Chief Executive Officer	X

31(b)	302 Certifications of Chief Financial Officer	X

31(c)	302 Certifications of Chief Executive Officer		X

31(d)	302 Certifications of Chief Financial Officer		X

31(e)	302 Certifications of Chief Executive Officer			X

31(f)	302 Certifications of Chief Financial Officer			X

32(a)	906 Certifications of Chief Executive Officer	X

32(b)	906 Certifications of Chief Financial Officer	X

32(c)	906 Certifications of Chief Executive Officer		X

32(d)	906 Certifications of Chief Financial Officer		X

32(e)	906 Certifications of Chief Executive Officer		X

32(f)	906 Certifications of Chief Financial Officer		X

101.INS	XBRL Instance Document**	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

* Incorporated herein by reference as indicated.

** Attached as Exhibit 101 are the following financial statements and notes thereto for Progress Energy from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to Unaudited Condensed Interim Financial Statements.

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

PROGRESS ENERGY, INC.
CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
Date: May 9, 2011	(Registrants)

By: /s/ Mark F. Mulhern
Mark F. Mulhern
Senior Vice President and Chief Financial Officer

By: /s/ Jeffrey M. Stone
Jeffrey M. Stone
Chief Accounting Officer and Controller
Progress Energy, Inc.
Chief Accounting Officer
Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.
Florida Power Corporation d/b/a Progress Energy Florida, Inc.