Form 10-Q
period 2011-06-30
CAROLINA POWER & LIGHT CO; FLORIDA POWER CORP; PROGRESS ENERGY INC
filed 2011-08-08
CIK 17797, 37637, 1094093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Progress Energy	Yes	☒	No	☐
PEC	Yes	☒	No	☐
PEF	Yes	☒	No	☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Progress Energy	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer	☐	Smaller reporting company	☐

PEC	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

PEF	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Progress Energy	Yes	☐	No	☒
PEC	Yes	☐	No	☒
PEF	Yes	☐	No	☒

At August 4, 2011, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares
Progress Energy	Common Stock (Without Par Value)	294,602,077

PEC	Common Stock (Without Par Value)	159,608,055 (all of which were held directly by Progress Energy, Inc.)

PEF	Common Stock (Without Par Value)	100 (all of which were held indirectly by Progress Energy, Inc.)

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

TABLE OF CONTENTS
GLOSSARY OF TERMS		2

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS		5

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	7

	Unaudited Condensed Interim Financial Statements

	Progress Energy, Inc. (Progress Energy)
	Unaudited Condensed Consolidated Statements of Income	7
	Unaudited Condensed Consolidated Balance Sheets	8
	Unaudited Condensed Consolidated Statements of Cash Flows	9

	Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC)
	Unaudited Condensed Consolidated Statements of Income	10
	Unaudited Condensed Consolidated Balance Sheets	11
	Unaudited Condensed Consolidated Statements of Cash Flows	12

	Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF)
	Unaudited Condensed Statements of Income	13
	Unaudited Condensed Balance Sheets	14
	Unaudited Condensed Statements of Cash Flows	15

	Combined Notes to Unaudited Condensed Interim Financial Statements for Progress Energy, Inc., Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. and Florida Power Corporation d/b/a Progress Energy Florida, Inc.	16

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	69

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	105

ITEM 4.	CONTROLS AND PROCEDURES	109

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	110

ITEM 1A.	RISK FACTORS	110

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	110

ITEM 6.	EXHIBITS	113

SIGNATURES		114

GLOSSARY OF TERMS

We use the words “Progress Energy,” “we,” “us” or “our” to indicate that certain information relates to Progress Energy, Inc. and its subsidiaries on a consolidated basis. When appropriate, the parent holding company or the subsidiaries of Progress Energy are specifically identified on an unconsolidated basis as we discuss their various business activities.

The following abbreviations, acronyms or initialisms are used by the Progress Registrants:

TERM	DEFINITION

2010 Form 10-K	Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2010
401(k)	Progress Energy 401(k) Savings & Stock Ownership Plan
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASLB	Atomic Safety and Licensing Board
the Asset Purchase Agreement	Agreement by and among Global, Earthco and certain affiliates, and the Progress Affiliates as amended on August 23, 2000
ASU	Accounting Standards Update
Audit Committee	Audit and Corporate Performance Committee of Progress Energy’s board of directors
BART	Best Available Retrofit Technology
Base Revenues	Non-GAAP measure defined as operating revenues excluding clause recoverable regulatory returns, miscellaneous revenues and fuel and other pass-through revenues
Brunswick	PEC’s Brunswick Nuclear Plant
Btu	British thermal unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CCRC	Capacity Cost-Recovery Clause
CERCLA or Superfund	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Smokestacks Act	North Carolina Clean Smokestacks Act
the Code	Internal Revenue Code
CO2	Carbon dioxide
COL	Combined license
Corporate and Other	Corporate and Other segment primarily includes the Parent, PESC and miscellaneous other nonregulated businesses
CR1 and CR2	PEF’s Crystal River Units No. 1 and No. 2 coal-fired steam turbines
CR3	PEF’s Crystal River Unit No. 3 Nuclear Plant
CR4 and CR5	PEF’s Crystal River Units No. 4 and No. 5 coal-fired steam turbines
CSAPR	Cross-State Air Pollution Rule
CVO	Contingent value obligation
D.C. Court of Appeals	U.S. Court of Appeals for the District of Columbia Circuit
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
DSM	Demand-side management
Duke Energy	Duke Energy Corporation
Earthco	Four coal-based solid synthetic fuels limited liability companies of which three were wholly owned
ECCR	Energy Conservation Cost Recovery Clause
ECRC	Environmental Cost Recovery Clause
EE	Energy efficiency

EGU MACT	MACT standards for coal-fired and oil-fired electric steam generating units
EIP	Equity Incentive Plan
EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company, LLC
Fitch	Fitch Ratings
the Florida Global Case	U.S. Global, LLC v. Progress Energy, Inc. et al.
Florida Progress	Florida Progress Corporation
FPSC	Florida Public Service Commission
Funding Corp.	Florida Progress Funding Corporation, a wholly owned subsidiary of Florida Progress
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Global	U.S. Global, LLC
GWh	Gigawatt-hours
Harris	PEC’s Shearon Harris Nuclear Plant
IPP	Progress Energy Investor Plus Plan
kV	Kilovolt
kVA	Kilovolt-ampere
kWh	Kilowatt-hours
Levy	PEF’s proposed Levy Units No. 1 and No. 2 Nuclear Plants
LIBOR	London Inter Bank Offered Rate
MACT	Maximum achievable control technology
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in PART I, Item 2 of this Form 10-Q
Medicare Act	Medicare Prescription Drug, Improvement and Modernization Act of 2003
the Merger	Proposed merger between Progress Energy and Duke Energy
the Merger Agreement	Agreement and Plan of Merger, dated as of January 8, 2011, by and among Progress Energy and Duke Energy
MGP	Manufactured gas plant
MW	Megawatts
MWh	Megawatt-hours
Moody’s	Moody’s Investors Service, Inc.
NAAQS	National Ambient Air Quality Standards
NC REPS	North Carolina Renewable Energy and Energy Efficiency Portfolio Standard
NCUC	North Carolina Utilities Commission
NDT	Nuclear decommissioning trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
North Carolina Global Case	Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
O&M	Operation and maintenance expense
OATT	Open Access Transmission Tariff
OCI	Other comprehensive income
Ongoing Earnings	Non-GAAP financial measure defined as GAAP net income attributable to controlling interests less discontinued operations and the effects of certain identified gains and charges
OPEB	Postretirement benefits other than pensions
the Parent	Progress Energy, Inc. holding company on an unconsolidated basis

PEC	Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.
PEF	Florida Power Corporation d/b/a Progress Energy Florida, Inc.
PESC	Progress Energy Service Company, LLC
Power Agency	North Carolina Eastern Municipal Power Agency
PPACA	Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act
Preferred Securities	7.10% Cumulative Quarterly Income Preferred Securities due 2039, Series A issued by the Trust
Preferred Securities Guarantee	Florida Progress’ guarantee of all distributions related to the Preferred Securities
Progress Affiliates	Five affiliated coal-based solid synthetic fuels facilities
Progress Energy	Progress Energy, Inc. and subsidiaries on a consolidated basis
Progress Registrants	The reporting registrants within the Progress Energy consolidated group. Collectively, Progress Energy, Inc., PEC and PEF
PRP	Potentially responsible party, as defined in CERCLA
PSSP	Performance Share Sub-Plan
QF	Qualifying facility
RCA	Revolving credit agreement
Reagents	Commodities such as ammonia and limestone used in emissions control technologies
REPS	Renewable energy portfolio standard
the Registration Statement	The registration statement filed on Form S-4 by Duke Energy related to the Merger
Robinson	PEC’s Robinson Nuclear Plant
ROE	Return on equity
RSU	Restricted stock unit
SCPSC	Public Service Commission of South Carolina
Section 29	Section 29 of the Code
Section 29/45K	General business tax credits earned after December 31, 2005 for synthetic fuels production in accordance with Section 29
Section 45K	Section 45K of the Code
Section 316(b)	Section 316(b) of the Clean Water Act
(See Note/s “#”)	For all sections, this is a cross-reference to the Combined Notes to the Financial Statements contained in PART I, Item 1 of this Form 10-Q
SERC	SERC Reliability Corporation
S&P	Standard & Poor’s Rating Services
SO2	Sulfur dioxide
SOx	Sulfur oxides
Subordinated Notes	7.10% Junior Subordinated Deferrable Interest Notes due 2039 issued by Funding Corp.
Tax Agreement	Intercompany Income Tax Allocation Agreement
the Trust	FPC Capital I
the Utilities	Collectively, PEC and PEF
VIE	Variable interest entity
Ward	Ward Transformer site located in Raleigh, N.C.
Ward OU1	Operable unit for stream segments downstream from the Ward site
Ward OU2	Operable unit for further investigation at the Ward facility and certain adjacent areas

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

•
the scope of necessary repairs of the delamination of PEF’s Crystal River Unit No. 3 Nuclear Plant (CR3) could prove more extensive than is currently identified, such repairs could prove not to be feasible, the costs of repair and/or replacement power could exceed our estimates and insurance coverage or may not be recoverable through the regulatory process;

•	the impact of fluid and complex laws and regulations, including those relating to the environment and energy policy;

•	our ability to recover eligible costs and earn an adequate return on investment through the regulatory process;

•	the ability to successfully operate electric generating facilities and deliver electricity to customers;

•	the impact on our facilities and businesses from a terrorist attack, cyber security threats and other catastrophic events;

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

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2011

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of INCOME
	Three months ended June 30		Six months ended June 30
(in millions except per share data)	2011	2010	2011	2010
Operating revenues	$2,256	$2,372	$4,423	$4,907
Operating expenses
Fuel used in electric generation	674	743	1,392	1,639
Purchased power	329	315	549	578
Operation and maintenance	510	505	1,004	985
Depreciation, amortization and accretion	179	233	333	479
Taxes other than on income	134	133	274	287
Other	2	3	(8)	5
Total operating expenses	1,828	1,932	3,544	3,973
Operating income	428	440	879	934
Other income
Interest income	-	1	1	3
Allowance for equity funds used during construction	26	25	55	46
Other, net	7	5	10	-
Total other income, net	33	31	66	49
Interest charges
Interest charges	189	199	388	390
Allowance for borrowed funds used during construction	(9)	(7)	(18)	(16)
Total interest charges, net	180	192	370	374
Income from continuing operations before income tax	281	279	575	609
Income tax expense	101	98	208	237
Income from continuing operations before cumulative effect of change in accounting principle	180	181	367	372
Discontinued operations, net of tax	(2)	(1)	(4)	-
Cumulative effect of change in accounting principle, net of tax	-	-	-	(2)
Net income	178	180	363	370
Net income attributable to noncontrolling interests, net of tax	(2)	-	(3)	-
Net income attributable to controlling interests	$176	$180	$360	$370
Average common shares outstanding – basic	296	290	295	287
Basic and diluted earnings per common share
Income from continuing operations attributable to controlling interests, net of tax	$0.60	$0.62	$1.23	$1.29
Discontinued operations attributable to controlling interests, net of tax	-	-	(0.01)	-
Net income attributable to controlling interests	$0.60	$0.62	$1.22	$1.29
Dividends declared per common share	$0.620	$0.620	$1.240	$1.240
Amounts attributable to controlling interests
Income from continuing operations, net of tax	$178	$181	$364	$370
Discontinued operations, net of tax	(2)	(1)	(4)	-
Net income attributable to controlling interests	$176	$180	$360	$370

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)	June 30, 2011	December 31, 2010
ASSETS
Utility plant
Utility plant in service	$30,675	$29,708
Accumulated depreciation	(11,778)	(11,567)
Utility plant in service, net	18,897	18,141
Other utility plant, net	222	220
Construction work in progress	1,982	2,205
Nuclear fuel, net of amortization	648	674
Total utility plant, net	21,749	21,240
Current assets
Cash and cash equivalents	52	611
Receivables, net	1,041	1,033
Inventory	1,354	1,226
Regulatory assets	198	176
Derivative collateral posted	122	164
Prepayments and other current assets	249	266
Total current assets	3,016	3,476
Deferred debits and other assets
Regulatory assets	2,268	2,374
Nuclear decommissioning trust funds	1,686	1,571
Miscellaneous other property and investments	418	413
Goodwill	3,655	3,655
Other assets and deferred debits	328	325
Total deferred debits and other assets	8,355	8,338
Total assets	$33,120	$33,054
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 500 million shares authorized, 295 million and 293 million shares issued and outstanding, respectively	$7,390	$7,343
Accumulated other comprehensive loss	(142)	(125)
Retained earnings	2,798	2,805
Total common stock equity	10,046	10,023
Noncontrolling interests	3	4
Total equity	10,049	10,027
Preferred stock of subsidiaries	93	93
Long-term debt, affiliate	273	273
Long-term debt, net	11,418	11,864
Total capitalization	21,833	22,257
Current liabilities
Current portion of long-term debt	750	505
Short-term debt	314	-
Accounts payable	920	994
Interest accrued	207	216
Dividends declared	185	184
Customer deposits	337	324
Derivative liabilities	214	259
Accrued compensation and other benefits	139	175
Other current liabilities	391	298
Total current liabilities	3,457	2,955
Deferred credits and other liabilities
Noncurrent income tax liabilities	1,902	1,696
Accumulated deferred investment tax credits	106	110
Regulatory liabilities	2,585	2,635
Asset retirement obligations	1,235	1,200
Accrued pension and other benefits	1,305	1,514
Derivative liabilities	237	278
Other liabilities and deferred credits	460	409
Total deferred credits and other liabilities	7,830	7,842
Commitments and contingencies (Notes 12 and 13)
Total capitalization and liabilities	$33,120	$33,054

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Six months ended June 30	2011	2010
Operating activities
Net income	$363	$370
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	425	555
Deferred income taxes and investment tax credits, net	178	117
Deferred fuel credit	(29)	(137)
Allowance for equity funds used during construction	(55)	(46)
Other adjustments to net income	167	136
Cash (used) provided by changes in operating assets and liabilities
Receivables	(5)	(126)
Inventory	(127)	87
Derivative collateral posted	43	(40)
Other assets	(27)	(13)
Income taxes, net	56	152
Accounts payable	1	110
Accrued pension and other benefits	(259)	(44)
Other liabilities	49	38
Net cash provided by operating activities	780	1,159
Investing activities
Gross property additions	(1,004)	(1,116)
Nuclear fuel additions	(93)	(119)
Purchases of available-for-sale securities and other investments	(3,387)	(3,815)
Proceeds from available-for-sale securities and other investments	3,364	3,792
Other investing activities	82	14
Net cash used by investing activities	(1,038)	(1,244)
Financing activities
Issuance of common stock, net	26	405
Dividends paid on common stock	(366)	(354)
Net increase (decrease) in short-term debt	314	(140)
Proceeds from issuance of long-term debt, net	494	591
Retirement of long-term debt	(700)	(400)
Other financing activities	(69)	(52)
Net cash (used) provided by financing activities	(301)	50
Net decrease in cash and cash equivalents	(559)	(35)
Cash and cash equivalents at beginning of period	611	725
Cash and cash equivalents at end of period	$52	$690
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$256	$274

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2011

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of INCOME
	Three months ended June 30		Six months ended June 30
(in millions)	2011	2010	2011	2010
Operating revenues	$1,060	$1,117	$2,193	$2,380
Operating expenses
Fuel used in electric generation	326	375	689	858
Purchased power	73	76	140	126
Operation and maintenance	293	300	588	585
Depreciation, amortization and accretion	126	120	250	238
Taxes other than on income	50	51	106	111
Other	-	(1)	-	-
Total operating expenses	868	921	1,773	1,918
Operating income	192	196	420	462
Other income (expense)
Interest income	1	1	1	2
Allowance for equity funds used during construction	18	15	38	28
Other, net	1	4	(1)	(3)
Total other income, net	20	20	38	27
Interest charges
Interest charges	54	53	104	103
Allowance for borrowed funds used during construction	(6)	(5)	(11)	(9)
Total interest charges, net	48	48	93	94
Income before income tax	164	168	365	395
Income tax expense	57	57	127	146
Income before cumulative effect of change in accounting principle	107	111	238	249
Cumulative effect of change in accounting principle, net of tax	-	-	-	(2)
Net income	107	111	238	247
Net loss attributable to noncontrolling interests, net of tax	-	1	-	3
Net income attributable to controlling interests	107	112	238	250
Preferred stock dividend requirement	-	-	(1)	(1)
Net income available to parent	$107	$112	$237	$249

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)	June 30, 2011	December 31, 2010
ASSETS
Utility plant
Utility plant in service	$17,198	$16,388
Accumulated depreciation	(7,434)	(7,324)
Utility plant in service, net	9,764	9,064
Other utility plant, net	186	184
Construction work in progress	975	1,233
Nuclear fuel, net of amortization	442	480
Total utility plant, net	11,367	10,961
Current assets
Cash and cash equivalents	18	230
Receivables, net	462	519
Receivables from affiliated companies	27	44
Inventory	711	590
Deferred fuel cost	61	71
Income taxes receivable	22	90
Prepayments and other current assets	106	112
Total current assets	1,407	1,656
Deferred debits and other assets
Regulatory assets	1,002	987
Nuclear decommissioning trust funds	1,097	1,017
Miscellaneous other property and investments	186	183
Other assets and deferred debits	95	95
Total deferred debits and other assets	2,380	2,282
Total assets	$15,154	$14,899
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 200 million shares authorized, 160 million shares issued and outstanding	$2,141	$2,130
Accumulated other comprehensive loss	(36)	(33)
Retained earnings	3,045	3,083
Total common stock equity	5,150	5,180
Preferred stock	59	59
Long-term debt, net	3,693	3,693
Total capitalization	8,902	8,932
Current liabilities
Short-term debt	198	-
Accounts payable	476	534
Payables to affiliated companies	81	109
Interest accrued	75	74
Customer deposits	114	106
Derivative liabilities	45	53
Accrued compensation and other benefits	80	99
Other current liabilities	145	81
Total current liabilities	1,214	1,056
Deferred credits and other liabilities
Noncurrent income tax liabilities	1,754	1,608
Accumulated deferred investment tax credits	101	104
Regulatory liabilities	1,544	1,461
Asset retirement obligations	875	849
Accrued pension and other benefits	576	723
Other liabilities and deferred credits	188	166
Total deferred credits and other liabilities	5,038	4,911
Commitments and contingencies (Notes 12 and 13)
Total capitalization and liabilities	$15,154	$14,899

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Six months ended June 30	2011	2010
Operating activities
Net income	$238	$247
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	322	294
Deferred income taxes and investment tax credits, net	119	55
Deferred fuel cost	10	21
Allowance for equity funds used during construction	(38)	(28)
Other adjustments to net income	45	47
Cash provided (used) by changes in operating assets and liabilities
Receivables	52	(39)
Receivables from affiliated companies	17	18
Inventory	(121)	85
Other assets	(8)	(18)
Income taxes, net	78	12
Accounts payable	(30)	20
Payables to affiliated companies	(28)	15
Accrued pension and other benefits	(164)	(16)
Other liabilities	44	4
Net cash provided by operating activities	536	717
Investing activities
Gross property additions	(579)	(580)
Nuclear fuel additions	(80)	(106)
Purchases of available-for-sale securities and other investments	(286)	(252)
Proceeds from available-for-sale securities and other investments	262	227
Changes in advances to affiliated companies	2	202
Other investing activities	9	-
Net cash used by investing activities	(672)	(509)
Financing activities
Dividends paid on preferred stock	(1)	(1)
Dividends paid to parent	(275)	(50)
Net increase in short-term debt	198	-
Contributions from parent	-	14
Other financing activities	2	-
Net cash used by financing activities	(76)	(37)
Net (decrease) increase in cash and cash equivalents	(212)	171
Cash and cash equivalents at beginning of period	230	35
Cash and cash equivalents at end of period	$18	$206
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$181	$158

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2011

UNAUDITED CONDENSED STATEMENTS of INCOME
	Three months ended June 30		Six months ended June 30
(in millions)	2011	2010	2011	2010
Operating revenues	$1,193	$1,252	$2,225	$2,522
Operating expenses
Fuel used in electric generation	348	368	703	781
Purchased power	256	239	409	452
Operation and maintenance	224	208	434	413
Depreciation, amortization and accretion	48	110	73	234
Taxes other than on income	83	83	168	176
Other	-	-	(12)	-
Total operating expenses	959	1,008	1,775	2,056
Operating income	234	244	450	466
Other income
Interest income	-	1	-	1
Allowance for equity funds used during construction	8	10	17	18
Other, net	1	1	4	3
Total other income, net	9	12	21	22
Interest charges
Interest charges	68	70	137	134
Allowance for borrowed funds used during construction	(3)	(2)	(7)	(7)
Total interest charges, net	65	68	130	127
Income before income tax	178	188	341	361
Income tax expense	65	69	126	140
Net income	113	119	215	221
Preferred stock dividend requirement	-	-	(1)	(1)
Net income available to parent	$113	$119	$214	$220

See Notes to Progress Energy Florida, Inc. Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in millions)	June 30, 2011	December 31, 2010
ASSETS
Utility plant
Utility plant in service	$13,312	$13,155
Accumulated depreciation	(4,267)	(4,168)
Utility plant in service, net	9,045	8,987
Held for future use	36	36
Construction work in progress	1,007	972
Nuclear fuel, net of amortization	206	194
Total utility plant, net	10,294	10,189
Current assets
Cash and cash equivalents	18	249
Receivables, net	556	496
Receivables from affiliated companies	18	11
Inventory	644	636
Regulatory assets	137	105
Derivative collateral posted	104	140
Deferred tax assets	70	77
Prepayments and other current assets	30	29
Total current assets	1,577	1,743
Deferred debits and other assets
Regulatory assets	1,266	1,387
Nuclear decommissioning trust funds	589	554
Miscellaneous other property and investments	47	43
Other assets and deferred debits	134	140
Total deferred debits and other assets	2,036	2,124
Total assets	$13,907	$14,056
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 60 million shares authorized, 100 shares issued and outstanding	$1,754	$1,750
Accumulated other comprehensive loss	(9)	(4)
Retained earnings	2,958	3,144
Total common stock equity	4,703	4,890
Preferred stock	34	34
Long-term debt, net	4,182	4,182
Total capitalization	8,919	9,106
Current liabilities
Current portion of long-term debt	300	300
Short-term debt	67	-
Notes payable to affiliated companies	6	9
Accounts payable	424	439
Payables to affiliated companies	44	60
Interest accrued	79	83
Customer deposits	223	218
Derivative liabilities	160	188
Accrued compensation and other benefits	35	47
Other current liabilities	251	121
Total current liabilities	1,589	1,465
Deferred credits and other liabilities
Noncurrent income tax liabilities	1,190	1,065
Regulatory liabilities	953	1,084
Asset retirement obligations	360	351
Accrued pension and other benefits	441	522
Capital lease obligations	195	199
Derivative liabilities	155	190
Other liabilities and deferred credits	105	74
Total deferred credits and other liabilities	3,399	3,485
Commitments and contingencies (Notes 12 and 13)
Total capitalization and liabilities	$13,907	$14,056

See Notes to Progress Energy Florida, Inc. Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED STATEMENTS of CASH FLOWS
(in millions)
Six months ended June 30	2011	2010
Operating activities
Net income	$215	$221
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	84	244
Deferred income taxes and investment tax credits, net	115	138
Deferred fuel credit	(39)	(158)
Allowance for equity funds used during construction	(17)	(18)
Other adjustments to net income	105	62
Cash (used) provided by changes in operating assets and liabilities
Receivables	(50)	(87)
Receivables from affiliated companies	(7)	2
Inventory	(8)	1
Derivative collateral posted	36	(27)
Other assets	(5)	(10)
Income taxes, net	73	122
Accounts payable	31	98
Payables to affiliated companies	(16)	(6)
Accrued pension and other benefits	(89)	(21)
Other liabilities	39	49
Net cash provided by operating activities	467	610
Investing activities
Gross property additions	(419)	(543)
Nuclear fuel additions	(13)	(13)
Purchases of available-for-sale securities and other investments	(3,091)	(3,505)
Proceeds from available-for-sale securities and other investments	3,092	3,508
Other investing activities	73	15
Net cash used by investing activities	(358)	(538)
Financing activities
Dividends paid on preferred stock	(1)	(1)
Dividends paid to parent	(400)	(50)
Net increase in short-term debt	67	-
Proceeds from issuance of long-term debt, net	-	591
Retirement of long-term debt	-	(300)
Changes in advances from affiliated companies	(3)	(214)
Other financing activities	(3)	(2)
Net cash (used) provided by financing activities	(340)	24
Net (decrease) increase in cash and cash equivalents	(231)	96
Cash and cash equivalents at beginning of period	249	17
Cash and cash equivalents at end of period	$18	$113
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$73	$113

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

The amount of gross receipts tax, franchise taxes and other excise taxes included in operating revenues and taxes other than on income in the Statements of Income were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2011	2010	2011	2010
Progress Energy	$76	$81	$149	$164
PEC	25	27	53	57
PEF	51	54	96	107

C.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

PROGRESS ENERGY

Progress Energy, through its subsidiary PEC, is the primary beneficiary of, and consolidates an entity that qualifies for rehabilitation tax credits under Section 47 of the Internal Revenue Code. Our variable interests are debt and equity investments in the VIE. There were no changes to our assessment of the primary beneficiary during 2010 or for the six months ended June 30, 2011. No financial or other support has been provided to the VIE during the periods presented.

The following table sets forth the carrying amount and classification of our investment in the VIE as reflected in the Consolidated Balance Sheets:

(in millions)	June 30, 2011	December 31, 2010
Miscellaneous other property and investments	$12	$12
Other assets and deferred debits	1	1
Accounts payable	-	5

The assets of the VIE are collateral for, and can only be used to settle, its obligations. The creditors of the VIE do not have recourse to our general credit or the general credit of PEC, and there are no other arrangements that could expose us to losses.

Progress Energy, through its subsidiary PEC, is the primary beneficiary of two VIEs that were established to lease buildings to PEC under capital lease agreements. Our maximum exposure to loss from these leases is a $7.5 million mandatory fixed price purchase option for one of the buildings. Total lease payments to these counterparties under the lease agreements were $1 million for each of the three and six months ended June 30, 2011 and 2010. We have requested the necessary information to consolidate these entities; both entities from which the necessary financial information was requested declined to provide the information to us, and, accordingly, we have applied the information scope exception provided by GAAP to the entities. We believe the effect of consolidating the entities would have an insignificant impact on our common stock equity, net earnings or cash flows. However, because we have not received any financial information from the counterparties, the impact cannot be determined at this time.

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

Consummation of the Merger is subject to customary conditions, including, among others things, approval of the shareholders of each company, expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, and receipt of approvals, to the extent required, from the FERC, the Federal Communications Commission, the NRC, the NCUC, the Kentucky Public Service Commission and the SCPSC. Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public service commissions in those states on the Merger, as applicable and as required. The status of these matters is as follows:

•
On July 7, 2011, the SEC declared effective the registration statement on Form S-4 (the Registration Statement) containing a joint proxy statement for a special meeting of each company’s shareholders to vote on the Merger. The joint proxy statement was mailed to shareholders of both companies beginning July 11, 2011. Shareholder meetings for Progress Energy and Duke Energy have been set for August 23, 2011.

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

•
On April 4, 2011, Progress Energy and Duke Energy made joint filings with the FERC, which assesses market power-related issues. The first filing is a Joint Dispatch Agreement, pursuant to which PEC and Duke Energy Carolinas will agree to jointly dispatch their generation facilities in order to achieve certain of the operating efficiencies expected to result from the Merger. The second filing is a joint open access transmission tariff pursuant to which PEC and Duke Energy Carolinas will agree to provide transmission service over their transmission facilities under a single transmission rate. The intervention period at FERC expired June 3, 2011.

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

•	On July 27, 2011, the Federal Communications Commission approved the Assignment of Authorization filings to transfer control of certain licenses.
•
On August 2, 2011, the Kentucky Public Service Commission approved Progress Energy and Duke Energy’s merger-related settlement agreement with the Attorney General of the Commonwealth of Kentucky. The order approving the settlement agreement is subject to Progress Energy and Duke Energy's approval.

Certain Progress Energy shareholders have filed class action lawsuits in the state and federal courts in North Carolina against Progress Energy and each of the members of Progress Energy’s board of directors (See Note 13C).

In connection with the Merger, we established an employee retention plan for certain eligible employees. Payments under the plan are contingent upon the consummation of the Merger and the employees’ continued employment through a specified time period following the Merger. These payments will be recorded as compensation expense following consummation of the Merger. We estimate the costs of the retention plan to be $13 million.

In connection with the Merger, we incurred merger and integration-related costs of $7 million and $21 million, net of tax, for the three and six months ended June 30, 2011, respectively. These costs are included in operation and maintenance (O&M) expense in our Consolidated Statements of Income.

See Note 25 in the 2010 Form 10-K for additional information regarding the Merger.

3.	NEW ACCOUNTING STANDARDS

FAIR VALUE MEASUREMENT AND DISCLOSURES

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Accounting Standards Codification (ASC) 820 to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. ASU 2010-06 was effective for us on January 1, 2010, with certain disclosures effective January 1, 2011. The adoption of ASU 2010-06 resulted in additional disclosures in the notes to the financial statements but did not have an impact on our or the Utilities’ financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820 to develop a single, converged fair value framework between U.S. GAAP and IFRS. ASU 2011-04 is effective prospectively for us on January 1, 2012. The adoption of ASU 2011-04 will result in changes in certain fair value measurement principles, as well as additional disclosure in the notes to the financial statements. However, the impact of adoption is not expected to be significant to our or the Utilities’ financial position, results of operations, or cash flows.

4.	REGULATORY MATTERS

On January 8, 2011, Progress Energy and Duke Energy entered into the Merger Agreement. See Note 2 for regulatory information related to the Merger with Duke Energy.

A.	PEC RETAIL RATE MATTERS

COST RECOVERY FILINGS

On June 3, 2011, PEC filed with the NCUC for a $104 million increase in the fuel rate charged to its North Carolina ratepayers, driven by rising fuel prices. If approved, the increase will be effective December 1, 2011, and will increase residential electric bills by $2.66 per 1,000 kilowatt-hours (kWh) for fuel cost recovery. On June 3, 2011, PEC also filed for a $25 million increase in the demand-side management (DSM) and energy-efficiency (EE) rate charged to its North Carolina ratepayers, which if approved, will be effective December 1, 2011, and will increase the residential electric bills by $1.16 per 1,000 kWh for DSM and EE cost recovery. On June 3, 2011, PEC also requested a $2 million increase for North Carolina Renewable Energy and Energy Efficiency Portfolio Standard (NC REPS), which if approved, will be effective December 1, 2011, and will increase the residential electric bills by $0.05 per 1,000 kWh. The net impact of the three filings results in an average increase in residential electric bills of 3.8 percent. We cannot predict the outcome of these matters.

On June 29, 2011, the SCPSC approved a $22 million increase in the fuel rate charged to PEC’s South Carolina ratepayers, driven by rising fuel prices. The increase was effective July 1, 2011, and increased residential electric bills by $3.45 per 1,000 kWh. The SCPSC also provisionally approved on June 29, 2011 a $4 million increase in the DSM and EE rate. The increase was effective July 1, 2011, and increased residential electric bills by $1.25 per 1,000 kWh. The net impact of the two filings resulted in an average increase in residential electric bills of 4.7 percent. We cannot predict the outcome of this matter.

OTHER MATTERS

Construction of Generating Facilities

In June 2011, a newly-constructed 600-Megawatt (MW) combined cycle natural gas-fueled facility at the Richmond generation facility was placed in service. The NCUC has also granted PEC permission to construct two additional new generating facilities: an approximately 950-MW combined cycle natural gas-fueled facility at its Lee generation facility and an approximately 620-MW natural gas-fueled facility at its Sutton generation facility. The facilities are expected to be placed in service in January 2013 and December 2013, respectively.

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

The net carrying value of the four facilities at June 30, 2011, of $171 million is included in other utility plant, net on the Consolidated Balance Sheets. Consistent with ratemaking treatment, PEC will continue to depreciate each plant using the current depreciation lives and rates on file with the NCUC and the SCPSC until the earlier of the plant’s retirement or PEC’s completion and filing of a new depreciation study on or before March 31, 2013. The final recovery periods may change in connection with the regulators’ determination of the rate recovery of the remaining net carrying value.

B.	PEF RETAIL RATE MATTERS

CR3 OUTAGE

In September 2009, PEF’s Crystal River Unit No. 3 Nuclear Plant (CR3) began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination (or separation) within the concrete at the periphery of the containment building, which resulted in an extension of the outage. After analysis, PEF determined that the concrete delamination at CR3 was caused by redistribution of stresses in the containment wall that occurred when PEF created an opening to accommodate the replacement of the unit’s steam generators. In March 2011, the work to return the plant to service was suspended after monitoring equipment at the repair site identified a new delamination that occurred in a different section of the outer wall after the repair work was completed and during the late stages of retensioning the containment building. CR3 has remained out of service while PEF conducted an engineering analysis and review of the new delamination and evaluated repair options. Subsequent to March 2011, monitoring equipment has detected additional changes in the partially tensioned containment building and additional cracking or delaminations may have occurred or could occur during the repair process.

PEF analyzed multiple repair options as well as early decommissioning and believes, based on the information and analyses conducted to date, that repairing the unit is the best option. PEF engaged outside engineering experts to perform the analysis of possible repair options for the second delamination. The consultants analyzed 22 potential repair options and ultimately narrowed those to four. PEF, along with independent experts, reviewed the four options for technical issues, constructability, and licensing feasibility as well as cost.

Based on that initial analysis, PEF selected the best repair option, which would entail systematically removing and replacing concrete in substantial portions of the containment structure walls. The planned option does not include the area where concrete was replaced during the initial repair. The preliminary cost estimate for this repair is between $900 million and $1.3 billion.

PEF is moving forward systematically and will perform additional detailed engineering analyses and designs, which could affect any final repair plan. This process will lead to more certainty for the cost and schedule of the repair. PEF will continue to refine and assess the plan, and the prudence of continuing to pursue it, based on new developments and analyses as the process moves forward. Under this repair plan, PEF estimates that CR3 will return to service in 2014. A number of factors could affect the repair plan, the return-to-service date and costs, including regulatory reviews, final engineering designs, contract negotiations, the ultimate work scope completion, testing, weather, the impact of new information discovered during additional testing and analysis and other developments. On June 27, 2011, PEF filed an updated status report with the NRC and FPSC regarding the CR3 outage. The FPSC held a subsequent status conference regarding the CR3 outage on July 14, 2011, with another status conference scheduled for August 8, 2011.

CR3’s current operating license expires in December 2016, and PEF applied for a 20-year renewal of the license in 2008. PEF understands that the NRC has completed the license extension process with the exception of the containment structure repair. Once the repair design has been completed and evaluated, the NRC can proceed with the review of the containment structure. Assuming repair is successful, management is not aware of any reasons why CR3 will not satisfy the requirements for the license extension.

PEF maintains insurance for property damage and incremental costs of replacement power resulting from prolonged accidental outages through Nuclear Electric Insurance Limited (NEIL). NEIL has confirmed that the CR3 initial delamination is a covered accident but has not yet made a determination as to coverage for the second delamination. Following a 12-week deductible period, the NEIL program provided reimbursement for replacement power costs for 52 weeks at $4.5 million per week, through April 9, 2011. An additional 71 weeks of coverage, which runs through August 2012, is provided at $3.6 million per week. Accordingly, the NEIL program provides replacement power coverage of up to $490 million per event. Actual replacement power costs have exceeded the insurance coverage through June 30, 2011. PEF anticipates that future replacement power costs will continue to exceed the insurance coverage. As discussed below, PEF considers replacement power costs not recoverable through insurance to be recoverable through its fuel cost-recovery clause. PEF also maintains insurance coverage through NEIL’s accidental property damage program, which provides insurance coverage up to $2.25 billion with a $10 million deductible per claim. PEF is continuing to work with NEIL for recovery of applicable repair costs and associated replacement power costs.

The following table summarizes the CR3 replacement power and repair costs and recovery through June 30, 2011:

(in millions)	Replacement Power Costs	Repair Costs
Spent to date	$396	$203
NEIL proceeds received to date	(162)	(103)
Insurance receivable at June 30, 2011	(115)	(54)
Balance for recovery	$119	$46

PEF believes the actions taken and costs incurred in response to the CR3 delamination have been prudent and, accordingly, considers replacement power and capital costs not recoverable through insurance to be recoverable through its fuel cost-recovery clause or base rates. As approved by the FPSC, on January 1, 2011, PEF began collecting, subject to refund, replacement power costs related to CR3 within the fuel clause (See Note 7C in the 2010 Form 10-K). PEF has recorded $277 million of NEIL replacement power cost reimbursements subsequent to the deductible period, which reduced the portion of the deferred fuel regulatory asset related to the extended CR3 outage to $119 million at June 30, 2011. Additional replacement power costs and repair and maintenance costs incurred until CR3 is returned to service could be material. We cannot predict with certainty the future recoverability of these costs. Failure to recover some or all of these costs could have a material adverse effect on our and PEF’s financial results. Additionally, we cannot be assured that CR3 can be repaired and brought back to service until full engineering and other analyses are completed.

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

COST OF REMOVAL RESERVE

The base rate settlement agreement in effect through the last billing cycle of 2012 provides PEF the discretion to reduce amortization expense (cost of removal component) by up to $150 million in 2010, up to $250 million in 2011, and up to any remaining balance in the cost of removal reserve in 2012 until the earlier of (a) PEF’s applicable cost of removal reserve reaches zero, or (b) the expiration of the settlement agreement at the end of 2012. In the event PEF reduces amortization expense by less than the annual amounts for 2010 or 2011, PEF may carry forward (i.e., increase the annual cap by) any unused cost of removal reserve amounts in subsequent years during the term of the agreement. Pursuant to the settlement agreement, PEF carried an unused balance of $90 million forward from 2010, which is available to reduce future amortization expense. For the three and six months ended June 30, 2011, PEF recognized a $54 million and $134 million reduction in amortization expense, respectively. Under the base rate settlement agreement, PEF had eligible cost of removal reserves of $338 million remaining as of June 30, 2011. The balance of the cost of removal reserve is impacted by accruals in accordance with PEF’s latest depreciation study, removal costs expended and reductions in amortization expense as permitted by the settlement agreement.

NUCLEAR COST RECOVERY

Levy Nuclear

Major construction activities on PEF’s proposed Levy Units No. 1 and No. 2 Nuclear Plants (Levy) have been postponed until after the NRC issues the combined license (COL) for the plants, which is expected in 2013 if the current licensing schedule remains on track. Along with the FPSC’s annual prudence reviews, we will continue to evaluate the project on an ongoing basis based on certain criteria, including, but not limited to cost; potential carbon regulation; fossil fuel prices; the benefits of fuel diversification; public, regulatory and political support; adequate financial cost-recovery mechanisms; appropriate levels of joint owner participation; customer rate impacts; project feasibility; DSM and EE programs; and availability and terms of capital financing. Taking into account these criteria, we consider Levy to be PEF’s preferred baseload generation option.

CR3 Uprate

In 2007, the FPSC issued an order approving PEF’s Determination of Need petition related to a multi-stage uprate of CR3 that will increase CR3’s gross output by approximately 180 MW during its next refueling outage. PEF implemented the first-stage design modifications in 2008. The third and final stage of the uprate required a license amendment to be filed with the NRC, which was filed by PEF in June 2011.

Cost Recovery

On May 2, 2011, PEF filed its annual nuclear cost-recovery filing with the FPSC for a $6 million decrease in the amount charged to PEF’s ratepayers. The nuclear cost-recovery filing includes recovery of pre-construction and carrying costs and Capacity Cost-Recovery Clause (CCRC) recoverable O&M expense incurred or anticipated to be incurred during 2012, recovery of $115 million of prior years deferrals in 2012, as well as the estimated actual true-up of 2011 costs associated with the Levy and CR3 uprate projects. This results in an estimated decrease in the nuclear cost-recovery charge of $0.33 per 1,000 kWh for residential customers, which if approved, would begin with the first January 2012 billing cycle. On July 1, 2011, PEF filed a motion with the FPSC to defer until 2012 the approval of the long-term feasibility analysis of completing the CR3 uprate, and the determination of reasonableness on, and recovery of, 2011 and 2012 estimated costs. If approved, this would reduce the recovery under the nuclear cost recovery clause related to the CR3 uprate project by $17 million, and result in a further estimated decrease of $0.55 per 1,000 kWh for residential customers in 2012. The FPSC has scheduled hearings to address these matters in August 2011, with a decision expected in October 2011. We cannot predict the outcome of this matter.

DEMAND-SIDE MANAGEMENT

On July 26, 2011, the FPSC set PEF’s DSM compliance goals to remain at their current level until the next goal setting docket is initiated.

5.	EQUITY AND COMPREHENSIVE INCOME

A.	EARNINGS PER COMMON SHARE

There are no material differences between our basic and diluted earnings per share amounts or our basic and diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2011 and 2010. The effects of performance share awards and stock options outstanding on diluted earnings per share are immaterial.

B.	RECONCILIATION OF TOTAL EQUITY

PROGRESS ENERGY

The consolidated financial statements include the accounts of the Parent and its majority owned subsidiaries. Noncontrolling interests principally represent minority shareholders’ proportionate share of the equity of a subsidiary and a VIE (See Note 1C).

The following table presents changes in total equity for the year to date:

(in millions)	Total Common Stock Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$10,023	$4	$10,027
Net income(a)	360	1	361
Other comprehensive loss	(17)	-	(17)
Issuance of shares through offerings and stock- based compensation plans (See Note 5D)	47	-	47
Dividends declared	(367)	-	(367)
Distributions to noncontrolling interests	-	(2)	(2)
Balance, June 30, 2011	$10,046	$3	$10,049

Balance, December 31, 2009	$9,449	$6	$9,455
Net income(a)	370	(2)	368
Other comprehensive loss	(44)	-	(44)
Issuance of shares through offerings and stock- based compensation plans (See Note 5D)	443	-	443
Dividends declared	(361)	-	(361)
Distributions to noncontrolling interests	-	(2)	(2)
Balance, June 30, 2010	$9,857	$2	$9,859

(a)
For the six months ended June 30, 2011, consolidated net income of $363 million includes $2 million attributable to preferred shareholders of subsidiaries. For the six months ended June 30, 2010, consolidated net income of $370 million includes $2 million attributable to preferred shareholders of subsidiaries. Income attributable to preferred shareholders of subsidiaries is not a component of total equity and is excluded from the table above.

PEC

Interim disclosures of changes in equity are required if the reporting entity has less than wholly owned subsidiaries, of which PEC has none. Therefore, an equity reconciliation for PEC has not been provided.

PEF

Interim disclosures of changes in equity are required if the reporting entity has less than wholly owned subsidiaries, of which PEF has none. Therefore, an equity reconciliation for PEF has not been provided.

C.	COMPREHENSIVE INCOME

PROGRESS ENERGY
	Three months ended June 30
(in millions)	2011	2010
Net income	$178	$180
Other comprehensive income (loss)
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $1 and $1)	2	2
Change in unrecognized items for pension and other postretirement benefits (net of tax expense of $1 and $-)	1	1
Net unrealized losses on cash flow hedges (net of tax benefit of $10 and $28)	(16)	(44)
Net unrecognized items on pension and other postretirement benefits (net of tax benefit of $5)	(8)	-
Other (net of tax expense of $-)	-	1
Other comprehensive loss	(21)	(40)
Comprehensive income	157	140
Comprehensive income attributable to noncontrolling interests	(2)	-
Comprehensive income attributable to controlling interests	$155	$140

	Six months ended June 30
(in millions)	2011	2010
Net income	$363	$370
Other comprehensive income (loss)
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $2 and $2)	3	3
Change in unrecognized items for pension and other postretirement benefits (net of tax expense of $2 and $1)	2	2
Net unrealized losses on cash flow hedges (net of tax benefit of $9 and $32)	(14)	(50)
Net unrecognized items on pension and other postretirement benefits (net of tax benefit of $5)	(8)	-
Other (net of tax expense of $-)	-	1
Other comprehensive loss	(17)	(44)
Comprehensive income	346	326
Comprehensive income attributable to noncontrolling interests	(3)	-
Comprehensive income attributable to controlling interests	$343	$326

PEC
	Three months ended June 30
(in millions)	2011	2010
Net income	$107	$111
Other comprehensive income (loss)
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $- and $1)	1	1
Net unrealized losses on cash flow hedges (net of tax benefit of $4 and $10)	(6)	(15)
Other comprehensive loss	(5)	(14)
Comprehensive income	102	97
Comprehensive loss attributable to noncontrolling interests	-	1
Comprehensive income attributable to controlling interests	$102	$98

	Six months ended June 30
(in millions)	2011	2010
Net income	$238	$247
Other comprehensive income (loss)
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $1 and $1)	2	2
Net unrealized losses on cash flow hedges (net of tax benefit of $3 and $10)	(5)	(16)
Other comprehensive loss	(3)	(14)
Comprehensive income	235	233
Comprehensive loss attributable to noncontrolling interests	-	3
Comprehensive income attributable to controlling interests	$235	$236

PEF
	Three months ended June 30
(in millions)	2011	2010
Net income	$113	$119
Other comprehensive loss
Net unrealized losses on cash flow hedges (net of tax benefit of $3 and $4)	(5)	(7)
Other comprehensive loss	(5)	(7)
Comprehensive income	$108	$112

	Six months ended June 30
(in millions)	2011	2010
Net income	$215	$221
Other comprehensive loss
Net unrealized losses on cash flow hedges (net of tax benefit of $3 and $7)	(5)	(10)
Other comprehensive loss	(5)	(10)
Comprehensive income	$210	$211

D.	COMMON STOCK

At June 30, 2011 and December 31, 2010, we had 500 million shares of common stock authorized under our charter, of which 295 million and 293 million shares were outstanding, respectively. We periodically issue shares of common stock through the Progress Energy 401(k) Savings & Stock Ownership Plan (401(k)), the Progress Energy Investor Plus Plan (IPP) and other benefit plans.

The following table presents information for our common stock issuances:

	2011		2010
(in millions)	Shares	Net Proceeds	Shares	Net Proceeds
Three months ended June 30
Total issuances	0.4	$18	5.4	$208
Issuances through 401(k) and/or IPP	-	-	5.4	208
Six months ended June 30
Total issuances	1.4	$26	11.5	$405
Issuances through 401(k) and/or IPP	-	1	10.7	405

6.	PREFERRED STOCK OF SUBSIDIARIES

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

On July 15, 2011, PEF paid at maturity $300 million of its 6.65% First Mortgage Bonds with proceeds from commercial paper borrowings.

8.	FAIR VALUE DISCLOSURES

A.	DEBT AND INVESTMENTS

PROGRESS ENERGY

DEBT

The carrying amount of our long-term debt, including current maturities, was $12.441 billion and $12.642 billion at June 30, 2011 and December 31, 2010, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $13.8 billion and $14.0 billion at June 30, 2011 and December 31, 2010, respectively.

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. Our available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning the Utilities’ nuclear plants as discussed in Note 4C of the 2010 Form 10-K. Nuclear decommissioning trust (NDT) funds are presented on the Consolidated Balance Sheets at fair value. In addition to the NDT funds, we hold other debt investments in certain benefit trusts classified as available-for-sale, which are included in miscellaneous other property and investments on the Consolidated Balance Sheets at fair value.

The following table summarizes our available-for-sale securities at June 30, 2011 and December 31, 2010:

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
June 30, 2011
Common stock equity	$1,098	$13	$462
Preferred stock and other equity	53	-	12
Corporate debt	94	-	5
U.S. state and municipal debt	109	2	3
U.S. and foreign government debt	249	-	11
Money market funds and other	95	-	1
Total	$1,698	$15	$494

December 31, 2010
Common stock equity	$1,021	$13	$408
Preferred stock and other equity	28	-	11
Corporate debt	90	-	6
U.S. state and municipal debt	132	4	3
U.S. and foreign government debt	264	2	10
Money market funds and other	52	-	1
Total	$1,587	$19	$439

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

The aggregate fair value of investments that related to the June 30, 2011 and December 31, 2010 unrealized losses was $149 million and $195 million, respectively.

At June 30, 2011, the fair value of our available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$54
Due after one through five years	132
Due after five through 10 years	205
Due after 10 years	68
Total	$459

The following table presents selected information about our sales of available-for-sale securities during the three and six months ended June 30, 2011 and 2010. Realized gains and losses were determined on a specific identification basis.

	Three months ended June 30		Six months ended June 30
(in millions)	2011	2010	2011	2010
Proceeds	$1,448	$1,755	$3,192	$3,692
Realized gains	6	6	14	10
Realized losses	6	10	10	16

Proceeds were primarily related to NDT funds. Some of our benefit investment trusts are managed by third-party investment managers who have the right to sell securities without our authorization. Losses for investments in those benefit investment trusts were not material. Other securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary. At June 30, 2011 and December 31, 2010, our other securities had no investments in a continuous loss position for greater than 12 months.

PEC

DEBT

The carrying amount of PEC’s long-term debt, including current maturities, was $3.693 billion at June 30, 2011 and December 31, 2010. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $4.0 billion at June 30, 2011 and December 31, 2010.

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. PEC’s available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning PEC’s nuclear plants as discussed in Note 4C of the 2010 Form 10-K. NDT funds are presented on the Consolidated Balance Sheets at fair value.

The following table summarizes PEC’s available-for-sale securities at June 30, 2011 and December 31, 2010:

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
June 30, 2011
Common stock equity	$706	$11	$293
Preferred stock and other equity	17	-	8
Corporate debt	77	-	4
U.S. state and municipal debt	47	-	1
U.S. and foreign government debt	207	-	10
Money market funds and other	44	-	1
Total	$1,098	$11	$317

December 31, 2010
Common stock equity	$652	$10	$256
Preferred stock and other equity	14	-	6
Corporate debt	72	-	5
U.S. state and municipal debt	51	1	1
U.S. and foreign government debt	199	1	9
Money market funds and other	42	-	1
Total	$1,030	$12	$278

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

The aggregate fair value of investments that related to the June 30, 2011 and December 31, 2010 unrealized losses was $92 million and $104 million, respectively.

At June 30, 2011, the fair value of PEC’s available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$19
Due after one through five years	128
Due after five through 10 years	133
Due after 10 years	58
Total	$338

The following table presents selected information about PEC’s sales of available-for-sale securities during the three and six months ended June 30, 2011 and 2010. Realized gains and losses were determined on a specific identification basis.

	Three months ended June 30		Six months ended June 30
(in millions)	2011	2010	2011	2010
Proceeds	$119	$115	$250	$222
Realized gains	3	3	6	6
Realized losses	4	7	5	12

PEC’s proceeds were primarily related to NDT funds. Other securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary. At June 30, 2011 and December 31, 2010, PEC did not have any other securities.

PEF

DEBT

The carrying amount of PEF’s long-term debt, including current maturities, was $4.482 billion at June 30, 2011 and December 31, 2010. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $5.0 billion at June 30, 2011 and December 31, 2010.

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. PEF’s available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning PEF’s nuclear plant as discussed in Note 4C of the 2010 Form 10-K. The NDT funds are presented on the Balance Sheets at fair value.

The following table summarizes PEF’s available-for-sale securities at June 30, 2011 and December 31, 2010:

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
June 30, 2011
Common stock equity	$392	$2	$169
Preferred stock and other equity	36	-	4
Corporate debt	17	-	1
U.S. state and municipal debt	62	2	2
U.S. and foreign government debt	42	-	1
Money market funds and other	44	-	-
Total	$593	$4	$177

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains

December 31, 2010
Common stock equity	$369	$3	$152
Preferred stock and other equity	14	-	5
Corporate debt	14	-	1
U.S. state and municipal debt	81	3	2
U.S. and foreign government debt	62	1	1
Money market funds and other	10	-	-
Total	$550	$7	$161

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

The aggregate fair value of investments that related to the June 30, 2011 and December 31, 2010 unrealized losses was $57 million and $87 million, respectively.

At June 30, 2011, the fair value of PEF’s available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$35
Due after one through five years	4
Due after five through 10 years	72
Due after 10 years	10
Total	$121

The following table presents selected information about PEF’s sales of available-for-sale securities during the three and six months ended June 30, 2011 and 2010. Realized gains and losses were determined on a specific identification basis.

	Three months ended June 30		Six months ended June 30
(in millions)	2011	2010	2011	2010
Proceeds	$1,329	$1,624	$2,935	$3,414
Realized gains	3	3	8	4
Realized losses	2	3	5	4

PEF’s proceeds were related to NDT funds. Other securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary. At June 30, 2011 and December 31, 2010, PEF did not have any other securities.

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

The following tables set forth, by level within the fair value hierarchy, our and the Utilities’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

PROGRESS ENERGY
(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2011
Assets
Nuclear decommissioning trust funds
Common stock equity	$1,098	$-	$-	$1,098
Preferred stock and other equity	26	27	-	53
Corporate debt	-	93	-	93
U.S. state and municipal debt	-	110	-	110
U.S. and foreign government debt	100	149	-	249
Money market funds and other	2	81	-	83
Total nuclear decommissioning trust funds	1,226	460	-	1,686
Derivatives
Commodity forward contracts	-	18	-	18
Interest rate contracts	-	1	-	1
Other marketable securities
Money market and other	21	7	-	28
Total assets	$1,247	$486	$-	$1,733

Liabilities
Derivatives
Commodity forward contracts	$-	$376	$36	$412
Interest rate contracts	-	35	-	35
Contingent value obligations	-	11	-	11
Total liabilities	$-	$422	$36	$458

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2010
Assets
Nuclear decommissioning trust funds
Common stock equity	$1,021	$-	$-	$1,021
Preferred stock and other equity	22	6	-	28
Corporate debt	-	86	-	86
U.S. state and municipal debt	-	132	-	132
U.S. and foreign government debt	79	182	-	261
Money market funds and other	1	42	-	43
Total nuclear decommissioning trust funds	1,123	448	-	1,571
Derivatives
Commodity forward contracts	-	15	-	15
Interest rate contracts	-	4	-	4
Other marketable securities
Corporate debt	-	4	-	4
U.S. and foreign government debt	-	3	-	3
Money market and other	18	-	-	18
Total assets	$1,141	$474	$-	$1,615

Liabilities
Derivatives
Commodity forward contracts	$-	$458	$36	$494
Interest rate contracts	-	39	-	39
Contingent value obligations	-	15	-	15
Total liabilities	$-	$512	$36	$548

PEC
(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2011
Assets
Nuclear decommissioning trust funds
Common stock equity	$706	$-	$-	$706
Preferred stock and other equity	17	-	-	17
Corporate debt	-	76	-	76
U.S. state and municipal debt	-	47	-	47
U.S. and foreign government debt	88	119	-	207
Money market funds and other	1	43	-	44
Total nuclear decommissioning trust funds	812	285	-	1,097
Derivatives
Commodity forward contracts	-	1	-	1
Interest rate contracts	-	1	-	1
Other marketable securities	5	-	-	5
Total assets	$817	$287	$-	$1,104

Liabilities
Derivatives
Commodity forward contracts	$-	$75	$36	$111
Interest rate contracts	-	11	-	11
Total liabilities	$-	$86	$36	$122

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2010
Assets
Nuclear decommissioning trust funds
Common stock equity	$652	$-	$-	$652
Preferred stock and other equity	14	-	-	14
Corporate debt	-	72	-	72
U.S. state and municipal debt	-	51	-	51
U.S. and foreign government debt	76	123	-	199
Money market funds and other	1	28	-	29
Total nuclear decommissioning trust funds	743	274	-	1,017
Derivatives
Commodity forward contracts	-	2	-	2
Interest rate contracts	-	3	-	3
Other marketable securities	4	-	-	4
Total assets	$747	$279	$-	$1,026

Liabilities
Derivatives
Commodity forward contracts	$-	$87	$36	$123
Interest rate contracts	-	11	-	11
Total liabilities	$-	$98	$36	$134

PEF
(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2011
Assets
Nuclear decommissioning trust funds
Common stock equity	$392	$-	$-	$392
Preferred stock and other equity	9	27	-	36
Corporate debt	-	17	-	17
U.S. state and municipal debt	-	63	-	63
U.S. and foreign government debt	12	30	-	42
Money market funds and other	1	38	-	39
Total nuclear decommissioning trust funds	414	175	-	589
Derivatives
Commodity forward contracts	-	17	-	17
Other marketable securities	2	-	-	2
Total assets	$416	$192	$-	$608

Liabilities
Derivatives
Commodity forward contracts	$-	$301	$-	$301
Interest rate contracts	-	14	-	14
Total liabilities	$-	$315	$-	$315

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2010
Assets
Nuclear decommissioning trust funds
Common stock equity	$369	$-	$-	$369
Preferred stock and other equity	8	6	-	14
Corporate debt	-	14	-	14
U.S. state and municipal debt	-	81	-	81
U.S. and foreign government debt	3	59	-	62
Money market funds and other	-	14	-	14
Total nuclear decommissioning trust funds	380	174	-	554
Derivatives
Commodity forward contracts	-	13	-	13
Other marketable securities	1	-	-	1
Total assets	$381	$187	$-	$568

Liabilities
Derivatives
Commodity forward contracts	$-	$371	$-	$371
Interest rate contracts	-	7	-	7
Total liabilities	$-	$378	$-	$378

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

We issued Contingent Value Obligations (CVOs) in connection with the acquisition of Florida Progress Corporation (Florida Progress), as discussed in Note 15 of the 2010 Form 10-K. The CVOs are derivatives recorded at fair value based on quoted prices from a less-than-active market and are classified as Level 2.

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

A reconciliation of changes in the fair value of our and the Utilities’ commodity derivative liabilities classified as Level 3 in the fair value hierarchy for the periods ended June 30 follows:

PROGRESS ENERGY
	Three months ended June 30		Six months ended June 30
(in millions)	2011	2010	2011	2010
Derivatives, net at beginning of period	$32	$52	$36	$39
Total losses, realized and unrealized
deferred as regulatory assets and liabilities, net	5	10	1	23
Derivatives, net at end of period	$37	$62	$37	$62

PEC
	Three months ended June 30		Six months ended June 30
(in millions)	2011	2010	2011	2010
Derivatives, net at beginning of period	$32	$36	$36	$27
Total losses, realized and unrealized
deferred as regulatory assets and liabilities, net	5	6	1	15
Derivatives, net at end of period	$37	$42	$37	$42

PEF
	Three months ended June 30		Six months ended June 30
(in millions)	2011	2010	2011	2010
Derivatives, net at beginning of period	$-	$16	$-	$12
Total losses, realized and unrealized
deferred as regulatory assets and liabilities, net	-	4	-	8
Derivatives, net at end of period	$-	$20	$-	$20

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

The components of the net periodic benefit cost for the respective Progress Registrants for the three months ended June 30 were:

PROGRESS ENERGY
	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Service cost	$14	$12	$3	$2
Interest cost	35	35	10	8
Expected return on plan assets	(45)	(39)	-	(1)
Amortization of actuarial loss(a)	18	12	3	-
Other amortization, net (a)	1	2	1	1
Net periodic cost	$23	$22	$17	$10

(a)	Adjusted to reflect PEF’s rate treatment. See Note 16B in the 2010 Form 10-K.

PEC
	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Service cost	$6	$5	$2	$1
Interest cost	16	16	5	4
Expected return on plan assets	(23)	(19)	-	-
Amortization of actuarial loss	7	4	1	-
Other amortization, net	1	1	-	-
Net periodic cost	$7	$7	$8	$5

PEF
	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Service cost	$6	$5	$1	$-
Interest cost	15	15	4	3
Expected return on plan assets	(20)	(17)	-	-
Amortization of actuarial loss	9	7	2	-
Other amortization, net	-	-	1	1
Net periodic cost	$10	$10	$8	$4

The components of the net periodic benefit cost for the respective Progress Registrants for the six months ended June 30 were:

PROGRESS ENERGY
	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Service cost	$27	$23	$6	$4
Interest cost	70	70	20	16
Expected return on plan assets	(91)	(78)	(1)	(2)
Amortization of actuarial loss(a)	33	25	6	1
Other amortization, net (a)	3	3	3	2
Net periodic cost	$42	$43	$34	$21

(a)	Adjusted to reflect PEF’s rate treatment. See Note 16B in the 2010 Form 10-K.

PEC
	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Service cost	$11	$9	$2	$2
Interest cost	31	32	10	8
Expected return on plan assets	(46)	(38)	-	(1)
Amortization of actuarial loss	13	8	2	-
Other amortization, net	3	3	1	1
Net periodic cost	$12	$14	$15	$10

PEF
	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Service cost	$12	$10	$2	$1
Interest cost	30	29	9	6
Expected return on plan assets	(39)	(34)	(1)	(1)
Amortization of actuarial loss	17	15	4	-
Other amortization, net	-	-	2	2
Net periodic cost	$20	$20	$16	$8

In 2011, we expect to make contributions directly to pension plan assets of approximately $300 million to $350 million for us, including $200 million to $225 million for PEC and $100 million to $125 million for PEF. We contributed $229 million during the six months ended June 30, 2011, including $150 million for PEC and $77 million for PEF.

As a result of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act, which were enacted in March 2010, an additional tax expense of $22 million for us, including $12 million for PEC and $10 million for PEF, was recognized during the six months ended June 30, 2010. See Note 16A in the 2010 Form 10-K.

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

Certain counterparties have posted or held cash collateral in support of these instruments. Progress Energy had a cash collateral asset included in derivative collateral posted of $122 million and $164 million on the Progress Energy Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, Progress Energy had 291.3 million MMBtu notional of natural gas and 17.6 million gallons notional of fuel oil related to outstanding commodity derivative swaps that were entered into to hedge forecasted natural gas and oil purchases.

PEC had a cash collateral asset included in prepayments and other current assets of $18 million and $24 million on the PEC Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, PEC had 78.1 million MMBtu notional of natural gas related to outstanding commodity derivative swaps that were entered into to hedge forecasted natural gas purchases.

PEF’s cash collateral asset included in derivative collateral posted was $104 million and $140 million on the PEF Balance Sheets at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, PEF had 213.2 million MMBtu notional of natural gas and 17.6 million gallons notional of oil related to outstanding commodity derivative swaps that were entered into to hedge forecasted natural gas and oil purchases.

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

CASH FLOW HEDGES

At June 30, 2011, all open interest rate hedges will reach their mandatory termination dates in approximately 2 years. At June 30, 2011, including amounts related to terminated hedges, we had $74 million of after-tax losses, including $36 million and $9 million of after-tax losses at PEC and PEF, respectively, recorded in accumulated other comprehensive income (OCI) related to forward starting swaps. It is expected that in the next twelve months losses of $7 million, net of tax, primarily related to terminated hedges, will be reclassified to interest expense at Progress Energy, including $4 million at PEC. The actual amounts that will be reclassified to earnings may vary from the expected amounts as a result of changes in interest rates, changes in the timing of debt issuances at the Parent and the Utilities and changes in market value of currently open forward starting swaps.

At December 31, 2010, including amounts related to terminated hedges, we had $63 million of after-tax losses, including $33 million and $4 million of after-tax losses at PEC and PEF, respectively, recorded in accumulated OCI related to forward starting swaps.

At December 31, 2010, Progress Energy had $1.050 billion notional of open forward starting swaps, including $350 million at PEC and $200 million at PEF. At June 30, 2011, Progress Energy had $925 million notional of open forward starting swaps, including $450 million at PEC and $275 million at PEF.

FAIR VALUE HEDGES

For interest rate fair value hedges, the change in the fair value of the hedging derivative is recorded in net interest charges and is offset by the change in the fair value of the hedged item. At June 30, 2011, and December 31, 2010, neither we nor the Utilities had any outstanding positions in such contracts.

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

The aggregate fair value of all commodity derivative instruments at Progress Energy with credit risk-related contingent features that are in a net liability position was $362 million at June 30, 2011, for which Progress Energy has posted collateral of $122 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered at June 30, 2011, Progress Energy would have been required to post an additional $240 million of collateral with its counterparties.

The aggregate fair value of all commodity derivative instruments at PEC with credit risk-related contingent features that are in a liability position was $105 million at June 30, 2011, for which PEC has posted collateral of $18 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered at June 30, 2011, PEC would have been required to post an additional $87 million of collateral with its counterparties.

The aggregate fair value of all commodity derivative instruments at PEF with credit risk-related contingent features that are in a net liability position was $257 million at June 30, 2011, for which PEF has posted collateral of $104 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered on June 30, 2011, PEF would have been required to post an additional $153 million of collateral with its counterparties.

D.	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITY INFORMATION

PROGRESS ENERGY

The following table presents the fair value of derivative instruments at June 30, 2011 and December 31, 2010:

Instrument / Balance sheet location	June 30, 2011		December 31, 2010
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Interest rate derivatives
Prepayments and other current assets	$-		$1
Other assets and deferred debits	1		3
Derivative liabilities, current		$24		$32
Derivative liabilities, long-term		11		7
Total derivatives designated as hedging instruments	1	35	4	39

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	15		11
Other assets and deferred debits	3		4
Derivative liabilities, current		189		226
Derivative liabilities, long-term		223		268
CVOs(b)
Other liabilities and deferred credits		11		15
Fair value of derivatives not designated as hedging instruments	18	423	15	509
Fair value loss transition adjustment(c)
Derivative liabilities, current		1		1
Derivative liabilities, long-term		3		3
Total derivatives not designated as hedging instruments	18	427	15	513
Total derivatives	$19	$462	$19	$552

(a)	Substantially all of these contracts receive regulatory treatment.
(b)	As discussed in Note 15 of the 2010 Form 10-K, the Parent issued 98.6 million CVOs in connection with the acquisition of Florida Progress during 2000.
(c)
In 2003, PEC recorded a $38 million pre-tax ($23 million after-tax) fair value loss transition adjustment pursuant to the adoption of new accounting guidance for derivatives. The related liability is being amortized to earnings over the term of the related contracts.

The following tables present the effect of derivative instruments on OCI (See Note 5C) and the Consolidated Statements of Income for the three months ended June 30, 2011 and 2010:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2011	2010	2011	2010	2011	2010
Interest rate derivatives(c) (d)	$(16)	$(44)	$(2)	$(2)	$-	$-

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded in the Consolidated Statements of Income are classified in interest charges.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2011	2010	2011	2010
Commodity derivatives	$(76)	$(91)	$(68)	$(2)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Consolidated Balance Sheets until derivatives are settled.

Instrument	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)	2011	2010
Commodity derivatives(a)	$1	$1
CVOs(a)	4	-
Total	$5	$1

(a)	Amounts recorded in the Consolidated Statements of Income are classified in other, net.

The following tables present the effect of derivative instruments on OCI (See Note 5C) and the Consolidated Statements of Income for the six months ended June 30, 2011 and 2010:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2011	2010	2011	2010	2011	2010
Interest rate derivatives(c) (d)	$(14)	$(50)	$(3)	$(3)	$(2)	$-

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded in the Consolidated Statements of Income are classified in interest charges.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2011	2010	2011	2010
Commodity derivatives	$(128)	$(150)	$(44)	$(236)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Consolidated Balance Sheets until derivatives are settled.

Instrument	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)	2011	2010
Commodity derivatives(a)	$1	$-
CVOs(a)	4	-
Total	$5	$-

(a)	Amounts recorded in the Consolidated Statements of Income are classified in other, net.

PEC

The following table presents the fair value of derivative instruments at June 30, 2011 and December 31, 2010:

Instrument / Balance sheet location	June 30, 2011		December 31, 2010
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Interest rate derivatives
Other assets and deferred debits	$1		$3
Derivative liabilities, current		$2		$7
Other liabilities and deferred credits		9		4
Total derivatives designated as hedging instruments	1	11	3	11

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	1		1
Other assets and deferred debits	-		1
Derivative liabilities, current		42		45
Other liabilities and deferred credits		69		78
Fair value of derivatives not designated as hedging instruments	1	111	2	123
Fair value loss transition adjustment(b)
Derivative liabilities, current		1		1
Other liabilities and deferred credits		3		3
Total derivatives not designated as hedging instruments	1	115	2	127
Total derivatives	$2	$126	$5	$138

(a)	Substantially all of these contracts receive regulatory treatment.
(b)
In 2003, PEC recorded a $38 million pre-tax ($23 million after-tax) fair value loss transition adjustment pursuant to the adoption of new accounting guidance for derivatives. The related liability is being amortized to earnings over the term of the related contracts.

The following tables present the effect of derivative instruments on OCI (See Note 5C) and the Consolidated Statements of Income for the three months ended June 30, 2011 and 2010:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2011	2010	2011	2010	2011	2010
Interest rate derivatives(c) (d)	$(6)	$(15)	$(1)	$(1)	$-	$-

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded in the Consolidated Statements of Income are classified in interest charges.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2011	2010	2011	2010
Commodity derivatives	$(12)	$(12)	$(19)	$(2)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Consolidated Balance Sheets until derivatives are settled.

Instrument	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)	2011	2010
Commodity derivatives(a)	$1	$1

(a)	Amounts recorded in the Consolidated Statements of Income are classified in other, net.

The following tables present the effect of derivative instruments on OCI (See Note 5C) and the Consolidated Statements of Income for the six months ended June 30, 2011 and 2010:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2011	2010	2011	2010	2011	2010
Interest rate derivatives(c) (d)	$(5)	$(16)	$(2)	$(2)	$-	$-

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded in the Consolidated Statements of Income are classified in interest charges.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2011	2010	2011	2010
Commodity derivatives	$(22)	$(19)	$(13)	$(44)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Consolidated Balance Sheets until derivatives are settled.

Instrument	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)	2011	2010
Commodity derivatives(a)	$1	$-

(a)	Amounts recorded in the Consolidated Statements of Income are classified in other, net.

PEF

The following table presents the fair value of derivative instruments at June 30, 2011 and December 31, 2010:

Instrument / Balance sheet location	June 30, 2011		December 31, 2010
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Interest rate derivatives
Derivative liabilities, current		$13		$7
Derivative liabilities, long-term		1		-
Total derivatives designated as hedging instruments		14		7

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	$14		$10
Other assets and deferred debits	3		3
Derivative liabilities, current		147		181
Derivative liabilities, long-term		154		190
Total derivatives not designated as hedging instruments	17	301	13	371
Total derivatives	$17	$315	$13	$378

(a)	Substantially all of these contracts receive regulatory treatment.

The following tables present the effect of derivative instruments on OCI (See Note 5C) and the Statements of Income for the three months ended June 30, 2011 and 2010:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2011	2010	2011	2010	2011	2010
Interest rate derivatives(c) (d)	$(5)	$(7)	$-	$-	$-	$-

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded in the Statements of Income are classified in interest charges.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2011	2010	2011	2010
Commodity derivatives	$(64)	$(79)	$(49)	$-

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Balance Sheets until derivatives are settled.

The following tables present the effect of derivative instruments on OCI (See Note 5C) and the Statements of Income for the six months ended June 30, 2011 and 2010:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2011	2010	2011	2010	2011	2010
Interest rate derivatives(c) (d)	$(5)	$(10)	$-	$-	$-	$-

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded in the Consolidated Statements of Income are classified in interest charges.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2011	2010	2011	2010
Commodity derivatives	$(106)	$(131)	$(31)	$(192)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Balance Sheets until derivatives are settled.

11.	FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

Products and services are sold between the various reportable segments. All intersegment transactions are at cost.

(in millions)	PEC	PEF	Corporate and Other	Eliminations	Totals
At and for the three months ended June 30, 2011
Revenues
Unaffiliated	$1,060	$1,193	$3	$-	$2,256
Intersegment	-	-	60	(60)	-
Total revenues	1,060	1,193	63	(60)	2,256
Ongoing Earnings	112	141	(42)	-	211
Total Assets	15,154	13,907	20,631	(16,572)	33,120

For the three months ended June 30, 2010
Revenues
Unaffiliated	$1,117	$1,252	$3	$-	$2,372
Intersegment	-	-	53	(53)	-
Total revenues	1,117	1,252	56	(53)	2,372
Ongoing Earnings	112	119	(50)	-	181

At and for the six months ended June 30, 2011
Revenues
Unaffiliated	$2,193	$2,224	$6	$-	$4,423
Intersegment	-	1	134	(135)	-
Total revenues	2,193	2,225	140	(135)	4,423
Ongoing Earnings	251	252	(90)	-	413
Total Assets	15,154	13,907	20,631	(16,572)	33,120

For the six months ended June 30, 2010
Revenues
Unaffiliated	$2,380	$2,522	$5	$-	$4,907
Intersegment	-	-	114	(114)	-
Total revenues	2,380	2,522	119	(114)	4,907
Ongoing Earnings	260	232	(97)	-	395

Management uses the non-GAAP financial measure “Ongoing Earnings” as a performance measure to evaluate the results of our segments and operations. Ongoing Earnings is computed as GAAP net income attributable to controlling interests less discontinued operations and the effects of certain identified gains and charges, which are considered Ongoing Earnings adjustments. Some of the excluded gains and charges have occurred in more than one reporting period but are not considered representative of fundamental core earnings. Management has identified the following Ongoing Earnings adjustments: tax levelization, which increases or decreases the tax expense recorded in the reporting period to reflect the annual projected tax rate, because it has no impact on annual earnings; CVO mark-to-market adjustments because we are unable to predict changes in their fair value; CR3 indemnification charge for estimated future years’ joint owner replacement power costs (through the expiration of the indemnification provisions of the joint owner agreement) because GAAP requires that the charge be accounted for in the period in which it becomes probable and estimable rather than the periods to which it relates; and the impact from changes in the tax treatment of the Medicare Part D subsidy because GAAP requires that the impact of the tax law change be accounted for in the period of enactment rather than the affected tax year. Additionally, management does not consider impairments, charges (and subsequent adjustments, if any) recognized for the retirement of generating units prior to the end of their estimated useful lives, merger and integration costs, and operating results of discontinued operations to be representative of our ongoing operations and excluded these items in computing Ongoing Earnings.

Reconciliations of consolidated Ongoing Earnings to net income attributable to controlling interests follow:

	For the three months ended June 30
(in millions)	2011	2010
Ongoing Earnings	$211	$181
Tax levelization	(4)	-
CVO mark-to-market (Note 10D)	4	-
Impairment, net of tax benefit of $1	-	(1)
Plant retirement adjustment, net of tax expense of $-	-	1
Merger and integration costs, net of tax benefit of $4 (Note 2)	(7)	-
CR3 indemnification charge, net of tax benefit of $18 (Note 13B)	(26)	-
Continuing income attributable to noncontrolling interests, net of tax	2	-
Income from continuing operations before cumulative effect of change in accounting principle	180	181
Discontinued operations, net of tax	(2)	(1)
Net income attributable to noncontrolling interests, net of tax	(2)	-
Net income attributable to controlling interests	$176	$180

	For the six months ended June 30
(in millions)	2011	2010
Ongoing Earnings	$413	$395
Tax levelization	(6)	(2)
CVO mark-to-market (Note 10D)	4	-
Impairment, net of tax benefit of $1	-	(2)
Plant retirement adjustment, net of tax expense of $1	-	1
Change in tax treatment of the Medicare Part D subsidy (Note 9)	-	(22)
Merger and integration costs, net of tax benefit of $4 (Note 2)	(21)	-
CR3 indemnification charge, net of tax benefit of $18 (Note 13B)	(26)	-
Continuing income attributable to noncontrolling interests, net of tax	3	2
Income from continuing operations before cumulative effect of change in accounting principle	367	372
Discontinued operations, net of tax	(4)	-
Cumulative effect of change in accounting principle, net of tax	-	(2)
Net income attributable to noncontrolling interests, net of tax	(3)	-
Net income attributable to controlling interests	$360	$370

12.	ENVIRONMENTAL MATTERS

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

The following tables contain information about accruals for probable and estimable costs related to various environmental sites, which were included in other current liabilities and other liabilities and deferred credits on the Balance Sheets:

PROGRESS ENERGY
(in millions)	MGP and Other Sites	Remediation of Distribution and Substation Transformers	Total
Balance, December 31, 2010	$20	$15	$35
Amount accrued for environmental loss contingencies(a)	-	3	3
Expenditures for environmental loss contingencies(b)	(2)	(9)	(11)
Balance, June 30, 2011(c)	$18	$9	$27

Balance, December 31, 2009	$22	$20	$42
Amount accrued for environmental loss contingencies(a)	4	10	14
Expenditures for environmental loss contingencies(b)	(7)	(9)	(16)
Balance, June 30, 2010(c)	$19	$21	$40

(a)
Amounts accrued are for the six months ended June 30, 2011 and 2010. For the three months ended June 30, 2011, our accruals for environmental loss contingencies were not material. For the three months ended June 30, 2010, our accruals were $2 million for the remediation of MGP and other sites and were $8 million for the remediation of distribution and substation transformers.

(b)
Expenditures are for the six months ended June 30, 2011 and 2010. For the three months ended June 30, 2011, our expenditures for environmental loss contingencies were not material. For the three months ended June 30, 2010, our expenditures were $5 million for the remediation of MGP and other sites and were $5 million for the remediation of distribution and substation transformers.

(c)	Expected to be paid out over one to 15 years.

PEC
(in millions)	MGP and Other Sites
Balance, December 31, 2010	$12
Amount accrued for environmental loss contingencies(a)	-
Expenditures for environmental loss contingencies(b)	-
Balance, June 30, 2011(c)	$12

Balance, December 31, 2009	$13
Amount accrued for environmental loss contingencies(a)	2
Expenditures for environmental loss contingencies(b)	(3)
Balance, June 30, 2010(c)	$12

(a)	Amounts accrued are for the six months ended June 30, 2011 and 2010. For the three months ended June 30, 2011 and 2010, PEC's accruals for the remediation of MGP and other sites were not material.
(b)	Expenditures are for the six months ended June 30, 2011 and 2010. For the three months ended June 30, 2011 and 2010, PEC's expenditures for the remediation of MGP and other sites were not material.
(c)	Expected to be paid out over one to five years.

PEF
(in millions)	MGP and Other Sites	Remediation of Distribution and Substation Transformers	Total
Balance, December 31, 2010	$8	$15	$23
Amount accrued for environmental loss contingencies(a)	-	3	3
Expenditures for environmental loss contingencies(b)	(2)	(9)	(11)
Balance, June 30, 2011(c)	$6	$9	$15

Balance, December 31, 2009	$9	$20	$29
Amount accrued for environmental loss contingencies(a)	2	10	12
Expenditures for environmental loss contingencies(b)	(4)	(9)	(13)
Balance, June 30, 2010(c)	$7	$21	$28

(a)
Amounts accrued are for the six months ended June 30, 2011 and 2010. For the three months ended June 30, 2011, PEF's accruals for environmental loss contingencies were not material. For the three months ended June 30, 2010, PEF's accruals were $2 million for the remediation of MGP and other sites and were $8 million for the remediation of distribution and substation transformers.

(b)
Expenditures are for the six months ended June 30, 2011 and 2010. For the three months ended June 30, 2011, PEF's expenditures for environmental loss contingencies were not material. For the three months ended June 30, 2010, PEF's expenditures were $4 million for the remediation of MGP and other sites and were $5 million for the remediation of distribution and substation transformers.

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

In 2004, the EPA advised PEC that it had been identified as a PRP at the Ward Transformer site in Raleigh, N.C. (Ward). The EPA offered PEC and a number of other PRPs the opportunity to negotiate the removal action for the Ward site and reimbursement to the EPA for the EPA’s past expenditures in addressing conditions at the Ward site. Subsequently, PEC and other PRPs signed a settlement agreement, which requires the participating PRPs to remediate the Ward site. At June 30, 2011 and December 31, 2010, PEC’s recorded liability for the site was approximately $5 million. In 2008 and 2009, PEC filed civil actions against PRPs seeking contribution for and recovery of costs incurred in remediating the Ward site, as well as a declaratory judgment that defendants are jointly and severally liable for response costs at the site. PEC has settled with a number of the PRPs and is in active settlement negotiations with others. In March 2010, the federal district court in which this matter is pending denied motions to dismiss filed by a number of defendants, but granted several other motions filed by state agencies and successor entities. The court also set a trial date for May 7, 2012. In June 2010, the court entered a case management order and discovery is proceeding. The outcome of these matters cannot be predicted.

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

PEF has received approval from the FPSC for recovery through the Environmental Cost Recovery Clause (ECRC) of the majority of costs associated with the remediation of a population of distribution and substation transformers. Under agreements with the Florida Department of Environmental Protection (FDEP), PEF has reviewed these distribution transformer sites and substation sites for mineral oil-impacted soil caused by equipment integrity issues. Should additional distribution transformer sites be identified outside of this population, the distribution O&M expense will not be recoverable through the ECRC. At June 30, 2011 and December 31, 2010, PEF has recorded a regulatory asset for the probable recovery of costs through the ECRC related to the sites included under the agreement with the FDEP.

B.	AIR AND WATER QUALITY

We are subject to various current federal, state and local environmental compliance laws and regulations governing air and water quality, resulting in capital expenditures and increased O&M expense. These compliance laws and regulations included the Clean Air Interstate Rule (CAIR), the Clean Air Visibility Rule (CAVR), the North Carolina Clean Smokestacks Act, enacted in June 2002 (Clean Smokestacks Act) and mercury air regulation. PEC has installed environmental compliance controls that meet the emission reduction requirements under the first phase of the Clean Smokestacks Act. The air quality controls installed to comply with nitrogen oxides (NOx) requirements under certain sections of the Clean Air Act and the Clean Smokestacks Act, as well as PEC’s plan to replace a portion of its coal-fired generation with natural gas-fueled generation, largely address the CAIR requirements for NOx for our North Carolina units at PEC. PEF has installed environmental compliance controls that meet the emission reduction requirements under the first phase of CAIR.

In 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Court of Appeals) initially vacated the CAIR in its entirety and subsequently remanded the rule without vacating it for the EPA to conduct further proceedings consistent with the court’s prior opinion. In 2010, the EPA published the proposed Clean Air Transport Rule, which was the regulatory program proposed to replace the CAIR. On July 7, 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR) as the final version of the proposed Clean Air Transport Rule. The CSAPR replaces the CAIR effective January 1, 2012. The CSAPR contains new emissions trading programs for nitrogen oxides and sulfur dioxide (SO2) emissions as well as more stringent overall emissions targets in 27 states, including North Carolina, South Carolina and Florida. The EPA issued the CSAPR as four separate programs, including the NOx annual trading program, the NOx ozone season trading program, the SO2 Group 1 trading program and the SO2 Group 2 trading program. North Carolina and South Carolina are included in the NOx and SO2 annual trading programs, as well as the NOx ozone season program. North Carolina remains classified as a Group 1 state, which will require additional NOx and SO2 emission reductions beginning in January 2014. South Carolina remains classified as a Group 2 state with no additional reductions required. Florida is subject only to the NOx ozone season program. Due to significant investments in NOx and SO2 emissions controls and fleet modernization projects completed or under way, we believe both PEC and PEF are relatively well positioned to comply with the CSAPR. Because of the D.C. Court of Appeals’ decision that remanded the CAIR, implementation of the CAIR fulfilled best available retrofit technology (BART) for NOx and SO2 for BART-affected units under the CAVR. Under subsequent implementation of the CSAPR, CAVR compliance eventually may require consideration of NOx and SO2 emissions in addition to particulate matter emissions for BART-eligible units. We are currently evaluating the impacts of the CSAPR.

In 2008, the D.C. Court of Appeals vacated the Clean Air Mercury Rule (CAMR). As a result, the EPA subsequently announced that it will develop a maximum achievable control technology (MACT) standard. The U.S. District Court for the District of Columbia issued an order requiring the EPA to issue a final MACT standard for power plants by November 16, 2011. On March 16, 2011, the EPA issued its proposed MACT standards for coal-fired and oil-fired electric steam generating units (EGU MACT), and the proposed EGU MACT was formally published in the Federal Register on May 3, 2011. The proposed EGU MACT contains stringent emission limits for mercury, non-mercury metals, and acid gases from coal-fired units and hazardous air pollutant metals, acid gases, and hydrogen fluoride from oil-fired units. Following a 90-day public comment period, the EPA is scheduled to issue a final rule in November 2011. In addition, North Carolina adopted a state-specific mercury requirement. The North Carolina mercury rule contains a requirement that all coal-fired units in the state install mercury controls by December 31, 2017, and requires compliance plan applications to be submitted in 2013. We are currently evaluating the impact of the EPA’s proposed EGU MACT standard and the North Carolina state-specific requirement. The outcome of these matters cannot be predicted.

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

We account for emission allowances as inventory using the average cost method. We value inventory of the Utilities at historical cost consistent with ratemaking treatment. The CSAPR establishes new NOx annual and seasonal ozone programs and a new SO2 trading program. NOx and SO2 emission allowances applicable to the current CAIR cannot be used to satisfy the new CSAPR programs effective January 1, 2012. At June 30, 2011 and December 31, 2010, PEC had approximately $5 million and $8 million, respectively, in SO2 emission allowances and an immaterial amount of NOx emission allowances. At June 30, 2011 and December 31, 2010, PEF had approximately $5 million in SO2 emission allowances and approximately $25 million and $28 million, respectively, in NOx emission allowances. Emission allowances are included on the Balance Sheets in inventory and in other assets and deferred debits. SO2 emission allowances will be utilized by the Utilities to comply with existing Clean Air Act requirements. PEF believes the purchases of NOx emission allowances to meet the requirements of the CAIR were prudent and expects to recover the costs of these allowances through its ECRC. We cannot predict the outcome of this matter.

13.	COMMITMENTS AND CONTINGENCIES

Contingencies and significant changes to the commitments discussed in Note 22 in the 2010 Form 10-K are described below.

A.	PURCHASE OBLIGATIONS

As part of our ordinary course of business, we and the Utilities enter into various long- and short-term contracts for fuel requirements at our generating plants. Significant changes from the commitment amounts reported in Note 22A in the 2010 Form 10-K can result from new contracts, changes in existing contracts along with the impact of fluctuations in current estimates of future market prices for those contracts that are market price indexed. In most cases, these contracts contain provisions for price adjustments, minimum purchase levels, and other financial commitments. Additional commitments for fuel and related transportation will be required to supply the Utilities’ future needs. At June 30, 2011, our and the Utilities’ contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2010 Form 10-K other than as follows:

PEC

As described in Note 22A in the 2010 Form 10-K, PEC entered into conditional agreements for firm pipeline transportation capacity to support PEC’s gas supply needs. As the transactions are subject to several conditions precedent, the estimated costs associated with these agreements were not included in PEC’s fuel commitments at December 31, 2010. The estimated total cost to PEC associated with these agreements at December 31, 2010, was approximately $2.042 billion, which pertain to the period from May 2011 through May 2033. During the six months ended June 30, 2011, the conditions precedent for one of the agreements were satisfied. The agreement is for the period May 2011 through April 2031 and has an estimated total cost of approximately $487 million, including $16 million, $49 million, $49 million and $373 million, respectively, for less than one year, one to three years, three to five years and more than five years from December 31, 2010.

PEF

As described in Note 22A in the 2010 Form 10-K, PEF entered into conditional agreements for firm pipeline transportation capacity to support PEF’s gas supply needs. As the transactions were subject to several conditions precedent, the estimated costs associated with these agreements were not included in PEF’s fuel commitments at December 31, 2010. During the six months ended June 30, 2011, the conditions precedent for these agreements were satisfied. These agreements are for the period April 2011 through April 2036 and have an estimated total cost of approximately $1.171 billion, including $36 million, $95 million, $95 million and $945 million, respectively, for less than one year, one to three years, three to five years and more than five years from December 31, 2010.

B.	GUARANTEES

As a part of normal business, we enter into various agreements providing future financial or performance assurances to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. At June 30, 2011, we do not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included in the accompanying Balance Sheets.

At June 30, 2011, we have issued guarantees and indemnifications of and for certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses. At June 30, 2011, our estimated maximum exposure for guarantees and indemnifications for which a maximum exposure is determinable was $365 million, including $89 million at PEF. Related to the sales of businesses, the latest specified notice period extends until 2013 for the majority of legal, tax and environmental matters provided for in the indemnification provisions. Indemnifications for the performance of assets extend to 2016. For certain matters for which we receive timely notice, our indemnity obligations may extend beyond the notice period. Certain indemnifications have no limitations as to time or maximum potential future payments. As part of settlement agreements entered into in 2002, PEF is responsible for providing the joint owners of CR3 a specified amount of generating capacity through the expiration of the indemnification provisions of the joint owner agreement in 2013. Due to the CR3 outage (See Note 4B), PEF has been unable to meet the required generating capacity and has provided replacement power from other generation sources or purchased power. During the six months ended June 30, 2011, we and PEF recorded indemnification charges totaling $65 million for estimated joint owner replacement power costs for 2011 and future years, and provided replacement power totaling $12 million. At June 30, 2011 and December 31, 2010, we had recorded liabilities related to guarantees and indemnifications to third parties of $90 million and $31 million, respectively. These amounts included $64 million and $6 million for PEF at June 30, 2011 and December 31, 2010. As current estimates change, additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded in the future.

In addition, the Parent has issued $300 million in guarantees for certain payments of two wholly owned indirect subsidiaries (See Note 14).

C.	OTHER COMMITMENTS AND CONTINGENCIES

MERGER

During January and February 2011, Progress Energy and its directors were named as defendants in eleven purported class action lawsuits with ten lawsuits brought in the Superior Court, Wake County, N.C. and one lawsuit filed in the United States District Court for the Eastern District of North Carolina, each in connection with the Merger (we refer to these lawsuits as the “actions”). The complaints in the actions allege, among other things, that the Merger Agreement was the product of breaches of fiduciary duty by the individual defendants, in that it allegedly does not provide for full and fair value for Progress Energy’s shareholders; that the Merger Agreement contains coercive deal protection measures; and that the Merger Agreement and the Merger were approved as a result, allegedly, of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the Merger Agreement. The complaints in the actions also allege that Progress Energy aided and abetted the individual defendants’ alleged breaches of fiduciary duty. As relief, the plaintiffs in the actions seek, among other things, to enjoin completion of the Merger. The defendants believe that the allegations of the complaints in the actions are without merit and that they have substantial meritorious defenses to the claims made in the actions.

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

Additionally, the complaint in the federal action was amended in early April 2011 to include allegations that the defendants violated federal securities laws in connection with statements contained in the Registration Statement. Given the new allegations invoking federal securities laws, the defendants intend to move, plead, or otherwise respond to the amended federal complaint consistent with the provisions of the Private Securities Litigation Reform Act, which now governs the federal action.

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

On April 25, 2011, the Progress Energy board of directors established a special committee of disinterested directors to conduct a review and evaluation of the allegations and legal claims set forth in the derivative demand letters.

By order dated June 17, 2011, the court consolidated the state court cases. On June 21, 2011, the plaintiffs in the state court actions filed a verified consolidated amended complaint in the consolidated state court actions alleging breach of fiduciary duty by the individual defendants, and that Progress Energy aided and abetted the individual defendants’ alleged breaches of fiduciary duty. The verified consolidated amended complaint further alleges that the Registration Statement and amendments filed on April 8, April 25, and May 13, 2011 failed to disclose material facts, giving rise to plaintiffs’ claims.

On July 11, 2011, solely to avoid the costs, risks and uncertainties inherent in litigation and to allow its shareholders to vote on the proposals required in connection with the Merger at its special meeting of its shareholders, Progress Energy entered into a memorandum of understanding with plaintiffs in the consolidated state court actions and other named defendants to settle the consolidated action and all related claims that were or could have been asserted in other actions, subject to court approval. If the court approves the settlement contemplated in the memorandum of understanding, the claims will be released and the consolidated amended complaint will be dismissed with prejudice. Pursuant to the terms of the memorandum of understanding, Progress Energy agreed to make available additional information to its shareholders in advance of the special meeting of shareholders of Progress Energy scheduled for August 23, 2011 in Raleigh, N.C. to vote upon the proposal to approve the plan of merger contained in the Merger Agreement. The additional information is contained in a Current Report on Form 8-K dated July 11, 2011 and filed by Progress Energy with the SEC on July 15, 2011. In addition, Progress Energy has agreed to pay the legal fees and expenses of plaintiffs’ counsel not to exceed $550,000 and ultimately determined by the court. At a hearing on July 29, 2011, the court indicated that it would provide preliminary approval of the settlement so that the special meeting of the shareholders to vote on the merger could proceed as scheduled for August 23, 2011. The court will schedule a final hearing on the settlement during the fourth quarter of 2011. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated. The details of the settlement will be set forth in a notice to be sent to Progress Energy’s shareholders prior to a hearing before the court to consider both the settlement and plaintiffs’ application to the court for attorneys’ fees and expenses. The settlement will not affect the merger consideration to be paid to shareholders of Progress Energy in connection with the proposed Merger or the timing of the special meeting of shareholders mentioned above.

We cannot predict the outcome of these matters.

ENVIRONMENTAL

We are subject to federal, state and local regulations regarding environmental matters (See Note 12).

Hurricane Katrina

In May 2011, PEC and PEF were named in a complaint of a class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that PEC and PEF, along with numerous other utility, oil, coal and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. We believe the plaintiffs’ claim is without merit; however, we cannot predict the outcome of this matter.

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

In 2008, the Utilities received a ruling from the United States Court of Federal Claims awarding $83 million in the claim against the DOE for failure to abide by a contract for federal disposition of spent nuclear fuel. A request for reconsideration filed by the DOJ resulted in an immaterial reduction of the award. Substantially all of the award relates to costs incurred by PEC. On August 15, 2008, the DOJ appealed the U.S. Court of Federal Claims ruling to the D.C. Court of Appeals. On July 21, 2009, the D.C. Court of Appeals vacated and remanded the calculation of damages back to the Trial Court but affirmed the portion of damages awarded that were directed to overhead costs and other indirect expenses. The DOJ requested a rehearing en banc but the D.C. Court of Appeals denied the motion on November 3, 2009. The U.S. Court of Federal Claims held the remand hearing on the calculation of damages on February 16, 2011. On June 14, 2011, the judge issued a ruling to award the Utilities all their requested damages. This judgment will not become final, however, until the 60-day appellate period has expired. In the event that the Utilities recover damages in this matter, such recovery will primarily offset capital assets and therefore is not expected to have a material impact on the Utilities’ results of operations. However, the Utilities cannot predict the outcome of this matter.

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

FLORIDA NUCLEAR COST RECOVERY

On February 8, 2010, a lawsuit was filed against PEF in state circuit court in Sumter County, Fla., alleging that the Florida nuclear cost-recovery statute (Section 366.93, Florida Statutes) violates the Florida Constitution, and seeking a refund of all monies with interest collected by PEF pursuant to that statute. The complaint also requests that the court grant class action status to the plaintiffs. On April 6, 2010, PEF filed a motion to dismiss the complaint. The trial judge issued an order on May 3, 2010, dismissing the complaint. The plaintiffs filed an amended complaint on June 1, 2010. PEF believes the lawsuit is without merit and filed a motion to dismiss the amended complaint on July 12, 2010. On October 1, 2010, the plaintiffs filed an appeal of the trial court’s order dismissing the complaint. The court issued a per curiam affirmed opinion on May 17, 2011, which affirmed the trial court’s dismissal of the lawsuit. The appellants filed a motion for written opinion on May 20, 2011, which was denied by the appellate court on June 20, 2011. With this final ruling from the appellate court, the plaintiffs have no further appellate rights; therefore this ruling ends this class action litigation against PEF.

CLAIM OF HOLDER OF CONTINGENT VALUE OBLIGATIONS

On June 10, 2011, Davidson Kempner Partners, M.H. Davidson & Co., Davidson Kempner Institutional Partners, L.P., and Davidson Kempner International, Ltd. (jointly, Davidson Kempner) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. Davidson Kempner is a holder of CVOs issued in connection with the acquisition of Florida Progress in 2000 (See Note 15 of the 2010 Form 10-K). In the lawsuit, the plaintiffs allege that we improperly deducted escrow deposits in 2005 in determining net after-tax cash flow under the agreement governing the CVOs and that by taking this position, we breached our obligation under the agreement to exercise good faith and fair dealing. The plaintiffs have alleged that this breach caused injury to the holders of CVOs in the approximate amount of $42 million. The plaintiffs have requested declaratory judgment to require that we deduct the escrowed payments in 2006. We believe that the lawsuit lacks merit. However, we estimate that if the plaintiffs were successful, the CVO holders’ right to receive contingent payments from us could increase by approximately $42 million. We cannot predict the outcome of this matter.

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

As discussed in Note 23 in the 2010 Form 10-K, we have guaranteed certain payments of two 100 percent owned indirect subsidiaries, FPC Capital I (the Trust) and Florida Progress Funding Corporation (Funding Corp.). Our guarantees are joint and several, full and unconditional and are in addition to the joint and several, full and unconditional guarantees issued to the Trust and Funding Corp. by Florida Progress. Our subsidiaries have provisions restricting the payment of dividends to the Parent in certain limited circumstances, and as disclosed in Note 11B in the 2010 Form 10-K, there were no restrictions on PEC’s or PEF’s retained earnings.

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

Condensed Consolidating Statement of Income
Three months ended June 30, 2011
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.

Operating revenues
Operating revenues	$-	$1,196	$1,060	$-	$2,256
Affiliate revenues	-	-	61	(61)	-
Total operating revenues	-	1,196	1,121	(61)	2,256
Operating expenses
Fuel used in electric generation	-	348	326	-	674
Purchased power	-	256	73	-	329
Operation and maintenance	1	223	343	(57)	510
Depreciation, amortization and accretion	-	48	131	-	179
Taxes other than on income	-	83	51	-	134
Other	-	2	-	-	2
Total operating expenses	1	960	924	(57)	1,828
Operating (loss) income	(1)	236	197	(4)	428
Other income (expense)
Allowance for equity funds used during construction	-	8	18	-	26
Other, net	4	1	-	2	7
Total other income, net	4	9	18	2	33
Interest charges
Interest charges	63	73	53	-	189
Allowance for borrowed funds used during construction	-	(3)	(6)	-	(9)
Total interest charges, net	63	70	47	-	180
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(60)	175	168	(2)	281
Income tax (benefit) expense	(24)	64	60	1	101
Equity in earnings of consolidated subsidiaries	212	-	-	(212)	-
Income from continuing operations	176	111	108	(215)	180
Discontinued operations, net of tax	-	(2)	-	-	(2)
Net income	176	109	108	(215)	178
Net income attributable to noncontrolling interests, net of tax	-	(1)	-	(1)	(2)
Net income attributable to controlling interests	$176	$108	$108	$(216)	$176

Condensed Consolidating Statement of Income
Three months ended June 30, 2010
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.

Operating revenues
Operating revenues	$-	$1,255	$1,117	$-	$2,372
Affiliate revenues	-	-	52	(52)	-
Total operating revenues	-	1,255	1,169	(52)	2,372
Operating expenses
Fuel used in electric generation	-	368	375	-	743
Purchased power	-	239	76	-	315
Operation and maintenance	-	208	347	(50)	505
Depreciation, amortization and accretion	-	110	123	-	233
Taxes other than on income	-	83	51	(1)	133
Other	-	3	-	-	3
Total operating expenses	-	1,011	972	(51)	1,932
Operating income	-	244	197	(1)	440
Other income (expense)
Interest income	2	-	2	(3)	1
Allowance for equity funds used during construction	-	10	15	-	25
Other, net	-	-	3	2	5
Total other income, net	2	10	20	(1)	31
Interest charges
Interest charges	72	75	54	(2)	199
Allowance for borrowed funds used during construction	-	(2)	(5)	-	(7)
Total interest charges, net	72	73	49	(2)	192
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(70)	181	168	-	279
Income tax (benefit) expense	(28)	67	57	2	98
Equity in earnings of consolidated subsidiaries	222	-	-	(222)	-
Income from continuing operations	180	114	111	(224)	181
Discontinued operations, net of tax	-	-	(1)	-	(1)
Net income	180	114	110	(224)	180
Net (income) loss attributable to noncontrolling interests, net of tax	-	(1)	1	-	-
Net income attributable to controlling interests	$180	$113	$111	$(224)	$180

Condensed Consolidating Statement of Income
Six months ended June 30, 2011
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.

Operating revenues
Operating revenues	$-	$2,230	$2,193	$-	$4,423
Affiliate revenues	-	-	135	(135)	-
Total operating revenues	-	2,230	2,328	(135)	4,423
Operating expenses
Fuel used in electric generation	-	703	689	-	1,392
Purchased power	-	409	140	-	549
Operation and maintenance	4	434	694	(128)	1,004
Depreciation, amortization and accretion	-	73	260	-	333
Taxes other than on income	-	168	110	(4)	274
Other	-	(8)	-	-	(8)
Total operating expenses	4	1,779	1,893	(132)	3,544
Operating (loss) income	(4)	451	435	(3)	879
Other income (expense)
Interest income	-	1	-	-	1
Allowance for equity funds used during construction	-	17	38	-	55
Other, net	4	6	(2)	2	10
Total other income, net	4	24	36	2	66
Interest charges
Interest charges	136	148	104	-	388
Allowance for borrowed funds used during construction	-	(7)	(11)	-	(18)
Total interest charges, net	136	141	93	-	370
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(136)	334	378	(1)	575
Income tax (benefit) expense	(55)	124	140	(1)	208
Equity in earnings of consolidated subsidiaries	441	-	-	(441)	-
Income from continuing operations	360	210	238	(441)	367
Discontinued operations, net of tax	-	(3)	(1)	-	(4)
Net income	360	207	237	(441)	363
Net income attributable to noncontrolling interests, net of tax	-	(2)	-	(1)	(3)
Net income attributable to controlling interests	$360	$205	$237	$(442)	$360

Condensed Consolidating Statement of Income
Six months ended June 30, 2010
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.

Operating revenues
Operating revenues	$-	$2,527	$2,380	$-	$4,907
Affiliate revenues	-	-	113	(113)	-
Total operating revenues	-	2,527	2,493	(113)	4,907
Operating expenses
Fuel used in electric generation	-	781	858	-	1,639
Purchased power	-	452	126	-	578
Operation and maintenance	3	413	676	(107)	985
Depreciation, amortization and accretion	-	234	245	-	479
Taxes other than on income	-	176	115	(4)	287
Other	-	5	-	-	5
Total operating expenses	3	2,061	2,020	(111)	3,973
Operating (loss) income	(3)	466	473	(2)	934
Other income (expense)
Interest income	4	-	3	(4)	3
Allowance for equity funds used during construction	-	18	28	-	46
Other, net	(1)	3	(4)	2	-
Total other income, net	3	21	27	(2)	49
Interest charges
Interest charges	143	145	106	(4)	390
Allowance for borrowed funds used during construction	-	(7)	(9)	-	(16)
Total interest charges, net	143	138	97	(4)	374
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(143)	349	403	-	609
Income tax (benefit) expense	(58)	136	154	5	237
Equity in earnings of consolidated subsidiaries	455	-	-	(455)	-
Income from continuing operations before cumulative effect of changes in accounting principle	370	213	249	(460)	372
Discontinued operations, net of tax	-	1	(1)	-	-
Cumulative effect of changes in accounting principle, net of tax	-	-	(2)	-	(2)
Net income	370	214	246	(460)	370
Net (income) loss attributable to noncontrolling interests, net of tax	-	(2)	3	(1)	-
Net income attributable to controlling interests	$370	$212	$249	$(461)	$370

Condensed Consolidating Balance Sheet
June 30, 2011
	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
(in millions)
ASSETS
Utility plant, net	$-	$10,294	$11,367	$88	$21,749
Current assets
Cash and cash equivalents	-	33	19	-	52
Receivables, net	-	556	485	-	1,041
Notes receivable from affiliated companies	94	27	75	(196)	-
Regulatory assets	-	137	61	-	198
Derivative collateral posted	-	104	18	-	122
Prepayments and other current assets	42	769	982	(190)	1,603
Total current assets	136	1,626	1,640	(386)	3,016
Deferred debits and other assets
Investment in consolidated subsidiaries	14,096	-	-	(14,096)	-
Regulatory assets	-	1,266	1,002	-	2,268
Goodwill	-	-	-	3,655	3,655
Nuclear decommissioning trust funds	-	589	1,097	-	1,686
Other assets and deferred debits	141	236	896	(527)	746
Total deferred debits and other assets	14,237	2,091	2,995	(10,968)	8,355
Total assets	$14,373	$14,011	$16,002	$(11,266)	$33,120
CAPITALIZATION AND LIABILITIES
Equity
Common stock equity	$10,046	$4,769	$5,654	$(10,423)	$10,046
Noncontrolling interests	-	3	-	-	3
Total equity	10,046	4,772	5,654	(10,423)	10,049
Preferred stock of subsidiaries	-	34	59	-	93
Long-term debt, affiliate	-	309	-	(36)	273
Long-term debt, net	3,543	4,182	3,693	-	11,418
Total capitalization	13,589	9,297	9,406	(10,459)	21,833
Current liabilities
Current portion of long-term debt	450	300	-	-	750
Short-term debt	49	67	198	-	314
Notes payable to affiliated companies	-	191	5	(196)	-
Derivative liabilities	9	160	45	-	214
Other current liabilities	250	1,057	1,059	(187)	2,179
Total current liabilities	758	1,775	1,307	(383)	3,457
Deferred credits and other liabilities
Noncurrent income tax liabilities	-	653	1,754	(505)	1,902
Regulatory liabilities	-	953	1,544	88	2,585
Other liabilities and deferred credits	26	1,333	1,991	(7)	3,343
Total deferred credits and other liabilities	26	2,939	5,289	(424)	7,830
Total capitalization and liabilities	$14,373	$14,011	$16,002	$(11,266)	$33,120

Condensed Consolidating Balance Sheet
December 31, 2010
	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
(in millions)
ASSETS
Utility plant, net	$-	$10,189	$10,961	$90	$21,240
Current assets
Cash and cash equivalents	110	270	231	-	611
Receivables, net	-	497	536	-	1,033
Notes receivable from affiliated companies	14	48	115	(177)	-
Regulatory assets	-	105	71	-	176
Derivative collateral posted	-	140	24	-	164
Prepayments and other current assets	30	751	984	(273)	1,492
Total current assets	154	1,811	1,961	(450)	3,476
Deferred debits and other assets
Investment in consolidated subsidiaries	14,316	-	-	(14,316)	-
Regulatory assets	-	1,387	987	-	2,374
Goodwill	-	-	-	3,655	3,655
Nuclear decommissioning trust funds	-	554	1,017	-	1,571
Other assets and deferred debits	75	238	894	(469)	738
Total deferred debits and other assets	14,391	2,179	2,898	(11,130)	8,338
Total assets	$14,545	$14,179	$15,820	$(11,490)	$33,054
CAPITALIZATION AND LIABILITIES
Equity
Common stock equity	$10,023	$4,957	$5,686	$(10,643)	$10,023
Noncontrolling interests	-	4	-	-	4
Total equity	10,023	4,961	5,686	(10,643)	10,027
Preferred stock of subsidiaries	-	34	59	-	93
Long-term debt, affiliate	-	309	-	(36)	273
Long-term debt, net	3,989	4,182	3,693	-	11,864
Total capitalization	14,012	9,486	9,438	(10,679)	22,257
Current liabilities
Current portion of long-term debt	205	300	-	-	505
Notes payable to affiliated companies	-	175	3	(178)	-
Derivative liabilities	18	188	53	-	259
Other current liabilities	278	1,002	1,184	(273)	2,191
Total current liabilities	501	1,665	1,240	(451)	2,955
Deferred credits and other liabilities
Noncurrent income tax liabilities	3	528	1,608	(443)	1,696
Regulatory liabilities	-	1,084	1,461	90	2,635
Other liabilities and deferred credits	29	1,416	2,073	(7)	3,511
Total deferred credits and other liabilities	32	3,028	5,142	(360)	7,842
Total capitalization and liabilities	$14,545	$14,179	$15,820	$(11,490)	$33,054

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2011
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Net cash provided by operating activities	$477	$413	$567	$(677)	$780
Investing activities
Gross property additions	-	(419)	(585)	-	(1,004)
Nuclear fuel additions	-	(13)	(80)	-	(93)
Purchases of available-for-sale securities and other investments	-	(3,093)	(294)	-	(3,387)
Proceeds from available-for-sale securities and other investments	-	3,095	269	-	3,364
Changes in advances to affiliated companies	(80)	22	40	18	-
Contributions to consolidated subsidiaries	(10)	-	-	10	-
Other investing activities	-	74	8	-	82
Net cash used by investing activities	(90)	(334)	(642)	28	(1,038)
Financing activities
Issuance of common stock, net	26	-	-	-	26
Dividends paid on common stock	(366)	-	-	-	(366)
Dividends paid to parent	-	(403)	(275)	678	-
Net increase in short-term debt	49	67	198	-	314
Proceeds from issuance of long-term debt, net	494	-	-	-	494
Retirement of long-term debt	(700)	-	-	-	(700)
Changes in advances from affiliated companies	-	16	3	(19)	-
Contributions from parent	-	10	-	(10)	-
Other financing activities	-	(6)	(63)	-	(69)
Net cash used by financing activities	(497)	(316)	(137)	649	(301)
Net decrease in cash and cash equivalents	(110)	(237)	(212)	-	(559)
Cash and cash equivalents at beginning of period	110	270	231	-	611
Cash and cash equivalents at end of period	$-	$33	$19	$-	$52

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2010
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Net cash provided by operating activities	$54	$582	$694	$(171)	$1,159
Investing activities
Gross property additions	-	(543)	(598)	25	(1,116)
Nuclear fuel additions	-	(13)	(106)	-	(119)
Purchases of available-for-sale securities and other investments	-	(3,507)	(308)	-	(3,815)
Proceeds from available-for-sale securities and other investments	-	3,509	283	-	3,792
Changes in advances to affiliated companies	(103)	(5)	294	(186)	-
Return of investment in consolidated subsidiaries	54	-	-	(54)	-
Contributions to consolidated subsidiaries	(56)	-	-	56	-
Other investing activities	-	14	-	-	14
Net cash used by investing activities	(105)	(545)	(435)	(159)	(1,244)
Financing activities
Issuance of common stock, net	405	-	-	-	405
Dividends paid on common stock	(354)	-	-	-	(354)
Dividends paid to parent	-	(102)	(50)	152	-
Dividends paid to parent in excess of retained earnings	-	-	(54)	54	-
Net decrease in short-term debt	(140)	-	-	-	(140)
Proceeds from issuance of long-term debt, net	-	591	-	-	591
Retirement of long-term debt	(100)	(300)	-	-	(400)
Changes in advances from affiliated companies	-	(210)	24	186	-
Contributions from parent	-	33	37	(70)	-
Other financing activities	-	(6)	(54)	8	(52)
Net cash (used) provided by financing activities	(189)	6	(97)	330	50
Net (decrease) increase in cash and cash equivalents	(240)	43	162	-	(35)
Cash and cash equivalents at beginning of period	606	72	47	-	725
Cash and cash equivalents at end of period	$366	$115	$209	$-	$690

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following MD&A contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Safe Harbor for Forward-Looking Statements” and Item 1A, “Risk Factors,” found within Part II of this Form 10-Q and Item 1A, “Risk Factors” to the Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2010 (2010 Form 10-K) for a discussion of the factors that may impact any such forward-looking statements made herein.

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

Consummation of the Merger is subject to customary conditions, including, among others things, approval of the shareholders of each company, expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, and receipt of approvals, to the extent required, from the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission, the Nuclear Regulatory Commission (NRC), the North Carolina Utilities Commission (NCUC), the Kentucky Public Service Commission, and the Public Service Commission of South Carolina (SCPSC). Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public service commissions in those states on the Merger, as applicable and as required. The status of these matters is as follows:

•
On July 7, 2011, the SEC declared effective the registration statement on Form S-4 (the Registration Statement) containing a joint proxy statement for a special meeting of each company’s shareholders to vote on the Merger. The joint proxy statement was mailed to shareholders of both companies beginning July 11, 2011. Shareholder meetings for Progress Energy and Duke Energy have been set for August 23, 2011.

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

•
On April 4, 2011, Progress Energy and Duke Energy made joint filings with the FERC, which assesses market power-related issues. The first filing is a Joint Dispatch Agreement, pursuant to which PEC and Duke Energy Carolinas will agree to jointly dispatch their generation facilities in order to achieve certain of the operating efficiencies expected to result from the Merger. The second filing is a joint open access transmission tariff pursuant to which PEC and Duke Energy Carolinas will agree to provide transmission service over their transmission facilities under a single transmission rate. The intervention period at FERC expired June 3, 2011.

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

•	On July 27, 2011, the Federal Communications Commission approved the Assignment of Authorization filings to transfer control of certain licenses.
•	On August 2, 2011, the Kentucky Public Service Commission approved Progress Energy and Duke Energy’s merger-related settlement agreement with the Attorney General of the Commonwealth of Kentucky. The order approving the settlement agreement is subject to Progress Energy and Duke Energy's acceptance.

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

In connection with the Merger, we established an employee retention plan for certain eligible employees. Payments under the plan are contingent upon the consummation of the Merger and the employees’ continued employment through a specified time period following the Merger. These payments will be recorded as compensation expense following consummation of the Merger. We estimate the costs of the retention plan to be $13 million.

In connection with the Merger, we incurred merger and integration related costs of $7 million and $21 million, net of tax, for the three and six months ended June 30, 2011, respectively. These costs are included in operation and maintenance (O&M) expense in our Consolidated Statements of Income.

PROGRESS ENERGY

RESULTS OF OPERATIONS

In this section, we provide analysis and discussion of earnings and the factors affecting earnings on both a GAAP and non-GAAP basis. We introduce our results of operations in an overview section followed by a more detailed analysis and discussion by business segment.

We compute our non-GAAP financial measurement “Ongoing Earnings” as GAAP net income attributable to controlling interests less discontinued operations and the effects of certain identified gains and charges, which are considered Ongoing Earnings adjustments. Some of the excluded gains and charges have occurred in more than one reporting period but are not considered representative of fundamental core earnings. Ongoing Earnings is not a measure calculated in accordance with GAAP, and should be viewed as a supplement to, and not a substitute for, our results of operations presented in accordance with GAAP.

A reconciliation of Ongoing Earnings to GAAP net income attributable to controlling interests follows:

(in millions except per share data)	PEC	PEF	Corporate and Other	Total	Per Share
Three months ended June 30, 2011
Ongoing Earnings	$112	$141	$(42)	$211	$0.71
Tax levelization	(1)	1	(4)	(4)	(0.01)
CVO mark-to-market	-	-	4	4	0.01
Merger and integration costs, net of tax(a)	(4)	(3)	-	(7)	(0.02)
CR3 indemnification charge, net of tax(a)	-	(26)	-	(26)	(0.09)
Discontinued operations attributable to controlling interests, net of tax	-	-	(2)	(2)	-
Net income (loss) attributable to controlling interests	$107	$113	$(44)	$176	$0.60

Three months ended June 30, 2010
Ongoing Earnings	$112	$119	$(50)	$181	$0.63
Impairment, net of tax(a)	(1)	-	-	(1)	(0.01)
Plant retirement adjustment, net of tax(a)	1	-	-	1	-
Discontinued operations attributable to controlling interests, net of tax	-	-	(1)	(1)	-
Net income (loss) attributable to controlling interests	$112	$119	$(51)	$180	$0.62

Six months ended June 30, 2011
Ongoing Earnings	$251	$252	$(90)	$413	$1.40
Tax levelization	(3)	(2)	(1)	(6)	(0.02)
CVO mark-to-market	-	-	4	4	0.01
Merger and integration costs, net of tax(a)	(11)	(10)	-	(21)	(0.07)
CR3 indemnification charge, net of tax(a)	-	(26)	-	(26)	(0.09)
Discontinued operations attributable to controlling interests, net of tax	-	-	(4)	(4)	(0.01)
Net income (loss) attributable to controlling interests(b)	$237	$214	$(91)	$360	$1.22

Six months ended June 30, 2010
Ongoing Earnings	$260	$232	$(97)	$395	$1.37
Tax levelization	2	(2)	(2)	(2)	-
Impairment, net of tax(a)	(2)	-	-	(2)	-
Plant retirement adjustment, net of tax(a)	1	-	-	1	-
Change in the tax treatment of the Medicare Part D subsidy	(12)	(10)	-	(22)	(0.08)
Net income (loss) attributable to controlling interests(b)	$249	$220	$(99)	$370	$1.29

(a)	Calculated using assumed tax rate of 40 percent to the extent items are tax deductible.
(b)	Net income attributable to controlling interests is shown net of preferred stock dividend requirement of $(1) million at both PEC and PEF.

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

OVERVIEW

For the three months ended June 30, 2011, our net income attributable to controlling interests was $176 million, or $0.60 per share, compared to net income attributable to controlling interests of $180 million, or $0.62 per share, for the same period in 2010. The decrease as compared to prior year was primarily due to:

•	Crystal River Unit No. 3 Nuclear Plant (CR3) indemnification charge for estimated future years’ joint owner replacement power costs at PEF (Ongoing Earnings adjustment) and
•	merger and integration costs related to the Merger (Ongoing Earnings adjustment).

Offsetting these items was:

•	lower depreciation and amortization expense at PEF.

For the six months ended June 30, 2011, our net income attributable to controlling interests was $360 million, or $1.22 per share, compared to net income attributable to controlling interests of $370 million, or $1.29 per share, for the same period in 2010. The decrease as compared to prior year was primarily due to:

•	less favorable impact of weather at the Utilities;
•	CR3 indemnification charge for estimated future years’ joint owner replacement power costs at PEF (Ongoing Earnings adjustment);
•	merger and integration costs related to the Merger (Ongoing Earnings adjustment); and
•	lower wholesale revenues at PEF.

Offsetting these items were:

•	lower depreciation and amortization expense at PEF;
•	lower income tax expense due to the change in the tax treatment of the Medicare Part D subsidy in 2010 (Ongoing Earnings adjustment); and
•	favorable allowance for funds used during construction (AFUDC) equity at PEC.

PROGRESS ENERGY CAROLINAS

PEC contributed net income available to parent totaling $107 million and $112 million for the three months ended June 30, 2011 and 2010, respectively. The decrease in net income available to parent was primarily due to unfavorable net retail customer growth and usage, the less favorable impact of weather, and the impact of merger and integration costs related to the Merger, partially offset by lower O&M expense. PEC contributed Ongoing Earnings of $112 million for the three months ended June 30, 2011 and 2010. The 2011 Ongoing Earnings adjustments to net income available to parent were due to PEC recording a $1 million tax levelization charge and a $4 million charge, net of tax, for merger and integration costs. The 2010 Ongoing Earnings adjustments to net income available to parent were due to PEC recording a $1 million charge, net of tax, for the impairment of certain miscellaneous investments and a $1 million adjustment, net of tax, for plant retirements. Management does not consider these items to be representative of PEC’s fundamental core earnings and excluded these items in computing PEC’s Ongoing Earnings.

PEC contributed net income available to parent totaling $237 million and $249 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in net income available to parent was primarily due to the less favorable impact of weather, the impact of merger and integration costs, and higher depreciation expense, partially offset by lower income tax expense due to the change in the tax treatment of the Medicare Part D subsidy in 2010, favorable AFUDC equity and lower O&M expense. PEC contributed Ongoing Earnings of $251 million and $260 million for the six months ended June 30, 2011 and 2010, respectively. The 2011 Ongoing Earnings adjustments to net income available to parent were due to PEC recording a $3 million tax levelization charge and an $11 million charge, net of tax, for merger and integration costs. The 2010 Ongoing Earnings adjustments to net income available to parent were due to PEC recording a $2 million tax levelization benefit, a $2 million impairment, net of tax, of certain miscellaneous investments, an $1 million adjustment, net of tax, for plant retirements and a $12 million charge for the change in the tax treatment of the Medicare Part D subsidy. Management does not consider these items to be representative of PEC’s fundamental core earnings and excluded these items in computing PEC’s Ongoing Earnings.

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

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

A reconciliation of Base Revenues to GAAP operating revenues, including the percentage change by customer class, for the three months ended June 30 follows:

(in millions)
Customer Class	2011	Change	% Change	2010
Residential	$248	$11	4.6	$237
Commercial	174	4	2.4	170
Industrial	88	-	-	88
Governmental	15	1	7.1	14
Unbilled	7	(36)	NM	43
Total retail base revenues	532	(20)	(3.6)	552
Wholesale base revenues	71	2	2.9	69
Total Base Revenues	603	(18)	(2.9)	621
Clause-recoverable regulatory revenues	7	4	133.3	3
Miscellaneous	32	2	6.7	30
Fuel and other pass-through revenues	418	(45)	NM	463
Total operating revenues	$1,060	$(57)	(5.1)	$1,117
NM - not meaningful

PEC’s total Base Revenues were $603 million and $621 million for the three months ended June 30, 2011 and 2010, respectively. The $18 million decrease in Base Revenues was due primarily to the $13 million unfavorable impact of net retail customer growth and usage and the $9 million unfavorable impact of weather. The unfavorable impact of net retail customer growth and usage was driven by a decrease in the average usage per retail customer, primarily in the commercial and industrial sectors, partially offset by a net 6,000 increase in the average number of customers for 2011 compared to 2010. The unfavorable impact of weather was driven by 6 percent lower cooling-degree days than 2010. Cooling-degree days were 31 percent higher than normal in 2011 and 44 percent higher than normal in 2010. See Item 1, “Business – Seasonality and the Impact of Weather,” to the 2010 Form 10-K for a summary of degree days and weather estimation.

PEC’s electric energy sales in kilowatt-hours (kWh) and the percentage change by customer class for the three months ended June 30 were as follows:

(in millions of kWh)
Customer Class	2011	Change	% Change	2010
Residential	3,907	200	5.4	3,707
Commercial	3,440	103	3.1	3,337
Industrial	2,682	8	0.3	2,674
Governmental	374	5	1.4	369
Unbilled	74	(638)	NM	712
Total retail kWh sales	10,477	(322)	(3.0)	10,799
Wholesale	2,969	(188)	(6.0)	3,157
Total kWh sales	13,446	(510)	(3.7)	13,956

The decrease in retail kWh sales in 2011 was primarily due to the unfavorable net impact of growth and usage and weather compared to 2010, as previously discussed.

Wholesale kWh sales decreased primarily due to a contract that expired in early 2011. Despite the expired contract in the current year, wholesale base revenues increased slightly due to higher excess generation sales resulting from improved market dynamics.

EXPENSES

Fuel and Purchased Power

Fuel and purchased power costs represent the costs of generation, which include fuel purchases for generation and energy purchased in the market to meet customer load. Fuel and a portion of purchased power expenses are recovered primarily through cost-recovery clauses, and as such, changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that are subject to recovery is deferred for future collection from or refund to customers and is recorded as deferred fuel expenses, which is included in fuel used in electric generation on the Consolidated Statements of Income.

Fuel and purchased power expenses were $399 million for the three months ended June 30, 2011, which represents a $52 million decrease compared to the same period in 2010. This decrease was primarily due to the generation mix, which was impacted by nuclear plant outages in 2010.

Operation and Maintenance

O&M expense was $293 million for the three months ended June 30, 2011, which represents a $7 million decrease compared to the same period in 2010. This decrease was primarily due to $40 million lower nuclear plant outage costs partially offset by $11 million higher nuclear maintenance costs, $7 million of merger and integration costs, $7 million higher employee benefits expense, $4 million higher storm costs and a $1 million prior-year plant retirement adjustment. The lower nuclear plant outage costs are primarily due to a decrease in the number of outages in 2011 as compared to 2010. The higher nuclear plant maintenance costs are primarily due to increased spending to improve the performance of PEC’s Robinson Nuclear Plant (Robinson) and higher dry storage costs in 2011 as compared to 2010. Management does not consider merger and integration costs and charges recognized for the retirement of generating units prior to the end of their estimated useful lives to be representative of PEC’s fundamental core earnings. Therefore, the impacts of these items are excluded in computing PEC’s Ongoing Earnings. Certain O&M expenses are recoverable through cost-recovery clauses and therefore have no material impact on earnings. In aggregate, O&M expense primarily recoverable through base rates decreased $10 million compared to the same period in 2010.

Total Other Income, Net

Total other income, net was $20 million for the three months ended June 30, 2011 and 2010. Included in 2010 was a $2 million impairment of certain miscellaneous investments. Management does not consider impairments to be representative of PEC’s fundamental core earnings. Therefore, the impact of this item is excluded in computing PEC’s Ongoing Earnings.

Income Tax Expense

Income tax expense was $57 million for the three months ended June 30, 2011 and 2010. Included in 2011 is the $1 million impact of tax levelization. GAAP requires companies to apply a levelized effective income tax rate to interim periods that is consistent with the estimated annual effective tax rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Because this adjustment will vary each quarter, but will have no effect on net income for the year, management does not consider this adjustment to be representative of PEC’s fundamental core earnings. Therefore, the impact of this item is excluded in computing PEC’s Ongoing Earnings.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

REVENUES

A reconciliation of Base Revenues to GAAP operating revenues, including the percentage change by customer class, for the six months ended June 30 follows:

(in millions)
Customer Class	2011	Change	% Change	2010
Residential	$580	$(13)	(2.2)	$593
Commercial	341	(2)	(0.6)	343
Industrial	171	3	1.8	168
Governmental	30	2	7.1	28
Unbilled	(28)	(37)	NM	9
Total retail base revenues	1,094	(47)	(4.1)	1,141
Wholesale base revenues	144	-	-	144
Total Base Revenues	1,238	(47)	(3.7)	1,285
Clause-recoverable regulatory revenues	14	10	250.0	4
Miscellaneous	63	(3)	(4.5)	66
Fuel and other pass-through revenues	878	(147)	NM	1,025
Total operating revenues	$2,193	$(187)	(7.9)	$2,380

PEC’s total Base Revenues were $1.238 billion and $1.285 billion for the six months ended June 30, 2011 and 2010, respectively. The $47 million decrease in Base Revenues was due primarily to the $43 million unfavorable impact of weather and the $6 million unfavorable impact of net retail customer growth and usage. The unfavorable impact of weather was driven by 14 percent lower heating-degree days and 4 percent lower cooling-degree days than 2010. Furthermore, in 2011, cooling-degree days were 31 percent higher than normal and heating-degree days were 5 percent lower than normal whereas in 2010, cooling-degree days were 41 percent higher than normal and heating-degree days were 12 percent higher than normal. See Item 1, “Business – Seasonality and the Impact of Weather,” to the 2010 Form 10-K for a summary of degree days and weather estimation. The unfavorable impact of net retail customer growth and usage was driven by a decrease in the average usage per retail customer, partially offset by a net 6,000 increase in the average number of customers for 2011 compared to 2010.

Clause-recoverable regulatory revenues were $14 million and $4 million for the six months ended June 30, 2011 and 2010, respectively. The $10 million increase in clause-recoverable revenues was due primarily to increased spending on DSM programs.

PEC’s electric energy sales in kWh and the percentage change by customer class for the six months ended June 30 were as follows:

(in millions of kWh)
Customer Class	2011	Change	% Change	2010
Residential	9,346	(249)	(2.6)	9,595
Commercial	6,727	(31)	(0.5)	6,758
Industrial	5,170	51	1.0	5,119
Governmental	760	16	2.2	744
Unbilled	(595)	(677)	NM	82
Total retail kWh sales	21,408	(890)	(4.0)	22,298
Wholesale	6,178	(791)	(11.4)	6,969
Total kWh sales	27,586	(1,681)	(5.7)	29,267

The decrease in retail kWh sales in 2011 was primarily due to the unfavorable impact of weather and growth and usage, as previously discussed.

Wholesale kWh sales decreased primarily due to lower excess generation sales driven by favorable weather in the prior year and a contract that expired in early 2011. Despite the limited excess generation sales opportunities in the current year, wholesale base revenues were unchanged due to improved market dynamics.

EXPENSES

Fuel and Purchased Power

Fuel and purchased power expenses were $829 million for the six months ended June 30, 2011, which represents a $155 million decrease compared to the same period in 2010. This decrease was primarily due to the generation mix, which was impacted by nuclear plant outages in 2010, and lower system requirements resulting from unfavorable weather compared to 2010.

Operation and Maintenance

O&M expense was $588 million for the six months ended June 30, 2011, which represents a $3 million increase compared to the same period in 2010. This increase was primarily due to $22 million higher nuclear maintenance costs, $19 million of merger and integration costs, $10 million higher employee benefits expense and a $2 million prior-year plant retirement adjustment, partially offset by $47 million lower nuclear plant outage costs. The higher nuclear plant maintenance costs are primarily due to increased spending to improve the performance of Robinson and higher dry storage costs in 2011 as compared to 2010. The lower nuclear plant outage costs are primarily due to a decrease in the number of outages in 2011 as compared to 2010. Management does not consider merger and integration costs and charges recognized for the retirement of generating units prior to the end of their estimated useful lives to be representative of PEC’s fundamental core earnings. Therefore, the impacts of these items are excluded in computing PEC’s Ongoing Earnings. Certain O&M expenses are recoverable through cost-recovery clauses and therefore have no material impact on earnings. In aggregate, O&M expense primarily recoverable through base rates decreased $1 million compared to the same period in 2010.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion was $250 million for the six months ended June 30, 2011, which represents a $12 million increase compared to the same period in 2010. This increase was primarily due to higher depreciable asset base.

Total Other Income, Net

Total other income, net was $38 million for the six months ended June 30, 2011, which represents an $11 million increase compared to the same period in 2010. This increase was primarily due to favorable AFUDC equity of $10 million resulting from increased construction project costs and a $4 million prior-year impairment of certain miscellaneous investments. Management does not consider impairments to be representative of PEC’s fundamental core earnings. Therefore, the impact of this item is excluded in computing PEC’s Ongoing Earnings.

Income Tax Expense

Income tax expense decreased $19 million for the six months ended June 30, 2011, as compared to the same period in 2010, primarily due to the $12 million tax impact of lower pre-tax income and the $12 million impact of the change in the tax treatment of the Medicare Part D subsidy resulting from federal health care reform enacted in 2010 (See Note 9), partially offset by the $5 million impact of tax levelization. PEC’s income tax expense was increased by $3 million for the six months ended June 30, 2011, compared to a decrease of $2 million for the six months ended June 30, 2010, related to the impact of tax levelization. As previously discussed, management does not consider this adjustment to be representative of PEC’s fundamental core earnings. Additionally, management does not consider the change in the tax treatment of the Medicare Part D subsidy to be representative of PEC’s fundamental core earnings. Accordingly, the impacts of these items are excluded in computing PEC’s Ongoing Earnings.

PROGRESS ENERGY FLORIDA

PEF contributed net income available to parent totaling $113 million and $119 million for the three months ended June 30, 2011 and 2010, respectively. The decrease in net income available to parent was primarily due to a CR3 indemnification charge for estimated future years’ joint owner replacement power costs, higher O&M expense, lower wholesale base revenues, and merger and integration costs related to the Merger, partially offset by lower depreciation and amortization expense. PEF contributed Ongoing Earnings of $141 million and $119 million for the three months ended June 30, 2011 and 2010, respectively. The 2011 Ongoing Earnings adjustments to net income available to parent were due to PEF recording a $1 million tax levelization benefit, a $3 million charge, net of tax, for merger and integration costs, and a $26 million charge, net of tax, for indemnification for the estimated future years’ joint owner replacement power costs for CR3. Management does not consider these items to be representative of PEF’s fundamental core earnings and excluded these items in computing PEF’s Ongoing Earnings. There were no 2010 Ongoing Earnings adjustments to net income available to parent for the three months ended June 30, 2010.

PEF contributed net income available to parent totaling $214 million and $220 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in net income available to parent was primarily due to the less favorable impact of weather, CR3 indemnification charge for the estimated future years’ joint owner replacement power costs, lower wholesale base revenues and merger and integration costs related to the Merger, partially offset by lower depreciation and amortization expense and lower income tax expense due to the change in the tax treatment of the Medicare Part D subsidy in 2010. PEF contributed Ongoing Earnings of $252 million and $232 million for the six months ended June 30, 2011 and 2010, respectively. The 2011 Ongoing Earnings adjustments to net income available to parent were due to PEF recording a $2 million tax levelization charge, a $10 million charge, net of tax, for merger and integration costs and a $26 million charge, net of tax, for indemnification for the estimated future years’ joint owner replacement power costs for CR3. The 2010 Ongoing Earnings adjustments to net income available to parent were due to PEF recording a $2 million tax levelization charge and a $10 million charge for the change in the tax treatment of the Medicare Part D subsidy. Management does not consider these items to be representative of PEF’s fundamental core earnings and excluded these items in computing PEF’s Ongoing Earnings.

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

REVENUES

The revenue tables that follow present the total amount and percentage change of total operating revenues and its components. “Base Revenues” is a non-GAAP measure and is defined as operating revenues excluding clause recoverable regulatory returns, miscellaneous revenues and fuel and other pass-through revenues. We and PEF consider Base Revenues a useful measure to evaluate PEF’s electric operations because fuel and other pass-through revenues primarily represent the recovery of fuel, applicable portions of purchased power and other pass-through expenses through cost-recovery clauses and, therefore, do not have a material impact on earnings. Clause recoverable regulatory returns include the revenues associated with the return on asset component of nuclear cost-

recovery and environmental cost recovery clause (ECRC) revenues. The reconciliation and analysis that follows is a complement to the financial information we provide in accordance with GAAP.

A reconciliation of Base Revenues to GAAP operating revenues, including the percentage change by customer class, for the three months ended June 30 follows:

(in millions)
Customer Class	2011	Change	% Change	2010
Residential	$240	$4	1.7	$236
Commercial	91	3	3.4	88
Industrial	19	(1)	(5.0)	20
Governmental	23	-	-	23
Unbilled	27	(1)	NM	28
Total retail base revenues	400	5	1.3	395
Wholesale base revenues	29	(9)	(23.7)	38
Total Base Revenues	429	(4)	(0.9)	433
Clause-recoverable regulatory returns	46	4	9.5	42
Miscellaneous	56	3	5.7	53
Fuel and other pass-through revenues	662	(62)	NM	724
Total operating revenues	$1,193	$(59)	(4.7)	$1,252

PEF’s total Base Revenues were $429 million and $433 million for the three months ended June 30, 2011 and 2010, respectively. The $4 million decrease in Base Revenues was due primarily to the $9 million lower wholesale base revenues partially offset by the $3 million favorable impact of retail customer growth and usage. The $9 million decrease in wholesale base revenues was due primarily to decreased revenues from contracts that expired in 2010. Given the current economic conditions, PEF does not believe it is likely to replace in 2011 wholesale contracts that expired in 2010. The favorable impact of retail customer growth and usage was driven by an increase in the average usage per customer and a net 8,000 increase in the average number of customers for 2011 compared to 2010.

PEF’s electric energy sales in kWh and the percentage change by customer class for the three months ended June 30 were as follows:

(in millions of kWh)
Customer Class	2011	Change	% Change	2010
Residential	4,681	83	1.8	4,598
Commercial	3,032	93	3.2	2,939
Industrial	849	(18)	(2.1)	867
Governmental	822	(2)	(0.2)	824
Unbilled	664	(136)	NM	800
Total retail kWh sales	10,048	20	0.2	10,028
Wholesale	808	(223)	(21.6)	1,031
Total kWh sales	10,856	(203)	(1.8)	11,059

Wholesale kWh sales have decreased primarily due to decreased sales from contracts that expired in 2010, as previously discussed.

EXPENSES

Fuel and Purchased Power

Fuel and purchased power costs represent the costs of generation, which include fuel purchases for generation and energy purchased in the market to meet customer load. Fuel and the majority of purchased power expenses are recovered primarily through cost-recovery clauses and, as such, changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that are subject to recovery is deferred for future collection from or refund to customers and is recorded as deferred fuel expenses, which is included in fuel used in electric generation on the Consolidated Statements of Income.

Fuel and purchased power expenses were $604 million for the three months ended June 30, 2011, which represents a $3 million decrease compared to the same period in 2010. This decrease was primarily due to a $26 million decrease in the recovery of deferred capacity costs and a $22 million decrease in fuel costs. These decreases were partially offset by a $44 million CR3 indemnification charge for the estimated joint owner replacement power costs for future years (through the expiration of the indemnification provisions of the joint owner agreement) (See Note 4B for a discussion of the CR3 outage and Note 13B for a discussion of the related indemnification). The decrease in the recovery of deferred capacity costs was due to decreased current year rates. The decrease in fuel costs was due to lower coal and natural gas prices and a shift in the generation mix. Management does not consider the CR3 indemnification of future years’ joint owner replacement power costs to be representative of PEF’s fundamental core earnings. Therefore, the impact of this item is excluded in computing PEF’s Ongoing Earnings.

Operation and Maintenance

O&M expense was $224 million for the three months ended June 30, 2011, which represents a $16 million increase compared to the same period in 2010. O&M expense increased primarily due to $8 million higher plant outage costs resulting from the increased number and scope of maintenance outages, $8 million higher employee benefits expense and $6 million of merger and integration costs, partially offset by $4 million lower ECRC costs resulting from a refund of the 2010 over-recovery. Management does not consider merger and integration costs to be representative of PEF’s fundamental core earnings. Therefore, the impact of this item is excluded in computing PEF’s Ongoing Earnings. The ECRC costs and certain other O&M expenses are recoverable through cost-recovery clauses and therefore have no material impact on earnings. In aggregate, O&M expenses primarily recoverable through base rates increased $17 million compared to the same period in 2010.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense was $48 million for the three months ended June 30, 2011, which represents a $62 million decrease compared to the same period in 2010. Depreciation, amortization and accretion expense decreased primarily due to the $44 million increase in the reduction in the cost of removal component of amortization expense in accordance with the 2010 base rate settlement agreement (See Note 4B) and $13 million lower nuclear cost-recovery amortization. The decrease in nuclear cost-recovery amortization is due to lower nuclear revenues in 2011. The nuclear cost-recovery amortization is recovered through a cost-recovery clause and, therefore, has no material impact on earnings. In aggregate, depreciation, amortization and accretion expenses recoverable through base rates or the ECRC decreased $42 million compared to the same period in 2010.

Income Tax Expense

Income tax expense decreased $4 million for the three months ended June 30, 2011, compared to the same period in 2010, primarily due to the $4 million tax impact of lower pre-tax income. PEF’s income tax expense was decreased by $1 million related to the impact of tax levelization for the three months ended June 30, 2011, compared to no impact for the same period in 2010. GAAP requires companies to apply a levelized effective income tax rate to interim periods that is consistent with the estimated annual effective tax rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Because this adjustment will vary each quarter, but will have no effect on net income for the year, management does not consider this adjustment to be representative of PEF’s fundamental core earnings. Therefore, the impact of this item is excluded in computing PEF’s Ongoing Earnings.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

REVENUES

A reconciliation of Base Revenues to GAAP operating revenues, including the percentage change by customer class, for the six months ended June 30 follows:

(in millions)
Customer Class	2011	Change	% Change	2010
Residential	$459	$(38)	(7.6)	$497
Commercial	169	-	-	169
Industrial	37	(1)	(2.6)	38
Governmental	43	(1)	(2.3)	44
Unbilled	12	(15)	NM	27
Total retail base revenues	720	(55)	(7.1)	775
Wholesale base revenues	55	(26)	(32.1)	81
Total Base Revenues	775	(81)	(9.5)	856
Clause-recoverable regulatory returns	91	11	13.8	80
Miscellaneous	106	-	-	106
Fuel and other pass-through revenues	1,253	(227)	NM	1,480
Total operating revenues	$2,225	$(297)	(11.8)	$2,522

PEF’s total Base Revenues were $775 million and $856 million for the six months ended June 30, 2011 and 2010, respectively. The $81 million decrease in Base Revenues was due primarily to the $48 million unfavorable impact of weather and $26 million lower wholesale base revenues. The unfavorable impact of weather was driven by 55 percent lower heating degree days than 2010. Heating-degree days were 2 percent higher than normal in 2011 and were 128 percent higher than normal in 2010. See Item 1, “Business – Seasonality and the Impact of Weather,” to the 2010 Form 10-K for a summary of degree days and weather estimation. The $26 million decrease in wholesale base revenues was due primarily to decreased revenues from contracts that expired in 2010. Given the current economic conditions, PEF does not believe it is likely to replace in 2011 wholesale contracts that expired in 2010.

PEF’s clause-recoverable regulatory returns were $91 million and $80 million for the six months ended June 30, 2011 and 2010, respectively. The $11 million higher revenues primarily relate to higher returns on ECRC assets due to placing a total of approximately $230 million of Clean Air Interstate Rule (CAIR) projects into service in the second quarter of 2010.

PEF’s electric energy sales in kWh and the percentage change by customer class for the six months ended June 30 were as follows:

(in millions of kWh)
Customer Class	2011	Change	% Change	2010
Residential	8,962	(762)	(7.8)	9,724
Commercial	5,578	42	0.8	5,536
Industrial	1,621	(14)	(0.9)	1,635
Governmental	1,549	(9)	(0.6)	1,558
Unbilled	309	(421)	NM	730
Total retail kWh sales	18,019	(1,164)	(6.1)	19,183
Wholesale	1,286	(748)	(36.8)	2,034
Total kWh sales	19,305	(1,912)	(9.0)	21,217

The decrease in retail kWh sales in 2011 was primarily due to the unfavorable impact of weather, as previously discussed.

The decrease in wholesale kWh sales in 2011 was primarily due to decreased sales from contracts that expired in 2010, as previously discussed.

EXPENSES

Fuel and Purchased Power

Fuel and purchased power expenses were $1.112 billion for the six months ended June 30, 2011, which represents a $121 million decrease compared to the same period in 2010. This decrease was primarily due to lower current year fuel and purchased power costs of $160 million and a decrease in the recovery of deferred capacity costs of $69 million, partially offset by an increase in net deferred fuel expense of $108 million. The lower fuel and purchased power costs were driven by the $201 million impact of lower system requirements in 2011 as a result of the unfavorable impact of weather as previously discussed and lower natural gas prices in 2011, partially offset by the previously discussed $44 million CR3 indemnification charge. The decrease in the recovery of deferred capacity costs was due to decreased current year rates. Deferred fuel expense increased due to the higher under-recovered fuel costs in 2010 as a result of higher system requirements due to extreme weather. Management does not consider the CR3 indemnification of future years’ joint owner replacement power costs to be representative of PEF’s fundamental core earnings. Therefore, the impact of this item is excluded in computing PEF’s Ongoing Earnings.

Operation and Maintenance

O&M expense was $434 million for the six months ended June 30, 2011, which represents a $21 million increase compared to the same period in 2010. O&M expense increased primarily due to $17 million of merger and integration costs, $12 million higher employee benefits expense and $10 million higher plant outage costs resulting from the increased number and scope of maintenance outages partially offset by $11 million lower ECRC costs resulting from a refund of the 2010 over-recovery and $4 million lower uncollectible account expense. Management does not consider merger and integration costs to be representative of PEF’s fundamental core earnings. Therefore, the impact of this item is excluded in computing PEF’s Ongoing Earnings. The ECRC costs and certain other O&M expenses are recoverable through cost-recovery clauses and therefore have no material impact on earnings. In aggregate, O&M expenses primarily recoverable through base rates increased $30 million compared to the same period in 2010.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense was $73 million for the six months ended June 30, 2011, which represents a $161 million decrease compared to the same period in 2010. Depreciation, amortization and accretion expense decreased primarily due to the $124 million increase in the reduction of the cost of removal component of amortization expense in accordance with the 2010 base rate settlement agreement (See Note 4B) and $22 million lower nuclear cost-recovery amortization. The decrease in nuclear cost-recovery amortization is due to lower nuclear revenues in 2011. The nuclear cost-recovery amortization is recovered through a cost-recovery clause and, therefore, has no material impact on earnings. In aggregate, depreciation, amortization and accretion expenses recoverable through base rates or the ECRC decreased $117 million compared to the same period in 2010.

Taxes Other Than on Income

Taxes other than on income was $168 million for the six months ended June 30, 2011, which represents an $8 million decrease compared to the same period in 2010. This decrease was primarily due to an $11 million decrease in gross receipts and franchise taxes due to lower retail revenues as previously discussed. Gross receipts and franchise taxes are collected from customers and recorded as revenues and then remitted to the applicable taxing authority. Therefore, these taxes have no material impact on earnings.

Other

Other operating expense was a gain of $12 million for the six months ended June 30, 2011, primarily due to a favorable litigation judgment.

Income Tax Expense

Income tax expense decreased $14 million for the six months ended June 30, 2011, compared to the same period in 2010, primarily due to the $8 million tax impact of lower pre-tax income and the $10 million prior-year impact of the change in the tax treatment of the Medicare Part D subsidy resulting from enacted federal health care reform (See Note 9). PEF’s income tax expense was increased by $2 million for the six months ended June 30, 2011 and 2010, related to the impact of tax levelization. As previously discussed, management does not consider this adjustment to be representative of PEF’s fundamental core earnings. Additionally, management does not consider the change in the tax treatment of the Medicare Part D subsidy to be representative of PEF’s fundamental core earnings. Accordingly, the impacts of these items are excluded in computing PEF’s Ongoing Earnings.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2011	2010	2011	2010
Other interest expense	$(68)	$(75)	$(147)	$(149)
Other income tax benefit	27	26	59	58
Other expense	(1)	(1)	(2)	(6)
Ongoing Earnings	(42)	(50)	(90)	(97)
Tax levelization	(4)	-	(1)	(2)
CVO mark-to-market	4	-	4	-
Discontinued operations attributable to controlling interests, net of tax	(2)	(1)	(4)	-
Net loss attributable to controlling interests	$(44)	$(51)	$(91)	$(99)

OTHER INTEREST EXPENSE

Other interest expense decreased $7 million and $2 million for the three and six months ended June 30, 2011, respectively, compared to the same period in 2010, primarily due to lower average debt outstanding.

ONGOING EARNINGS ADJUSTMENTS

Tax Levelization

GAAP requires companies to apply a levelized effective income tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was not impacted for the three months ended June 30, 2010, compared to an increase of $4 million for the same period in 2011, and was increased by $1 million and $2 million for the six months ended June 30, 2011 and 2010, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Because this adjustment will vary each quarter, but will have no effect on net income for the year, management does not consider this adjustment to be representative of our fundamental core earnings.

CVO Mark-to-Market

At June 30, 2011 and 2010, the contingent value obligations (CVOs) had fair values of approximately $11 million and $15 million, respectively. The unrealized gain/loss recognized due to changes in fair value is recorded in other, net on the Consolidated Statements of Income. There was no change in the fair value of the CVOs for the three months ended June 30, 2010. Progress Energy recorded an unrealized gain of $4 million for the three months ended

June 30, 2011 to record the changes in fair value of the CVOs, which had average unit prices of $0.12 and $0.16 at June 30, 2011 and 2010, respectively. There was no change in the fair value of the CVOs for the six months ended June 30, 2010. Progress Energy recorded an unrealized gain of $4 million for the six months ended June 30, 2011, to record the changes in fair value of the CVOs. See Note 15 in the 2010 Form 10-K for further information. Because Progress Energy is unable to predict the changes in the fair value of the CVOs, management does not consider this adjustment to be representative of our fundamental core earnings.

Discontinued Operations Attributable to Controlling Interests, Net of Tax

We completed our business strategy of divesting of nonregulated businesses to reduce our business risk and focus on core operations of the Utilities. We recognized $2 million and $1 million of loss from discontinued operations attributable to controlling interests, net of tax, for the three months ended June 30, 2011 and 2010, respectively, and $4 million for the six months ended June 30, 2011. There was no effect of discontinued operations attributable to controlling interests for the six months ended June 30, 2010. Management does not consider operating results of discontinued operations to be representative of our fundamental core earnings.

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

The Parent is a holding company and, as such, has no revenue-generating operations of its own. The primary cash needs at the Parent level are our common stock dividend, interest and principal payments on the Parent’s $4.0 billion of senior unsecured debt and potentially funding the Utilities’ capital expenditures through equity contributions. The Parent’s ability to meet these needs is typically funded with dividends from the Utilities generated from their earnings and cash flows, and to a lesser extent, dividends from other subsidiaries; the Parent’s credit facility; and/or the Parent’s ability to access the short-term and long-term debt and equity capital markets. During the six months ended June 30, 2011, PEC paid dividends of $275 million and PEF paid dividends of $400 million to the Parent. There are a number of factors that impact the Utilities’ decision or ability to pay dividends to the Parent or to seek equity contributions from the Parent, including capital expenditure decisions and the timing of recovery of fuel and other pass-through costs. Therefore, we cannot predict the level of dividends or equity contributions between the Utilities and the Parent from year to year. The Parent could change its existing common stock dividend policy based upon these and other business factors.

Cash from operations, commercial paper issuance, borrowings under our credit facilities and/or long-term debt financings are expected to fund capital expenditures, long-term debt maturities and common stock dividends for 2011. Through the six months ended June 30, 2011 we have realized approximately $26 million in equity proceeds primarily through our equity incentive plans, but do not expect to realize a material amount of proceeds from the sale of equity during the remainder of 2011 (See “Financing Activities”).

We have 23 financial institutions supporting our combined $1.978 billion revolving credit agreements (RCAs) for the Parent, PEC and PEF. The credit facilities serve as back-ups to our commercial paper programs. To the extent amounts are reserved for commercial paper or letters of credit outstanding, they are not available for additional borrowings. At June 30, 2011, the Parent had no outstanding borrowings under its credit facility, $49 million of outstanding commercial paper and had issued $32 million of letters of credit, which were supported by the revolving credit facility. At June 30, 2011, PEC and PEF had no outstanding borrowings under their respective credit facilities and outstanding commercial paper balances of $198 million and $67 million, respectively. Based on these outstanding amounts at June 30, 2011, there was a combined $1.632 billion available for additional borrowings.

At June 30, 2011, PEC and PEF had limited counterparty mark-to-market exposure for financial commodity hedges (primarily gas and oil hedges) due to spreading our concentration risk over a number of counterparties. In the event of default by a counterparty, the exposure in the transaction is the cost of replacing the agreements at current market rates. At June 30, 2011, the majority of the Utilities’ open financial commodity hedges were in net mark-to-market liability positions. See Note 10A for additional information with regard to our commodity derivatives.

At June 30, 2011, we had limited mark-to-market exposure to certain financial institutions under pay-fixed forward starting swaps to hedge cash flow risk with regard to future financing transactions for the Parent, PEC and PEF. In the event of default by a counterparty, the exposure in the transaction is the cost of replacing the agreements at current market rates. At June 30, 2011, the sums of the Parent’s, PEC’s and PEF’s open pay-fixed forward starting swaps were each in a net mark-to-market liability position. See Note 10B for additional information with regard to our interest rate derivatives.

In 2010, the Wall Street Reform and Consumer Protection Act was signed into law. Among other things, the law includes provisions related to the swaps and over-the-counter derivatives markets. Under the law, we expect to be exempt from mandatory clearing and exchange trading requirements for our commodity and interest rate hedges because we are an end user of these products. Capital and margin requirements for these hedges are currently in the process of being determined as detailed rules and regulations are published. At this time, we do not expect the law to have a material impact on our financial condition. However, we cannot determine the impact until the final regulations are issued.

Our pension trust funds and nuclear decommissioning trust funds are managed by a number of financial institutions, and the assets being managed are diversified in order to limit concentration risk in any one institution or business sector.

We believe our internal and external liquidity resources will be sufficient to fund our current business plans. We will continue to monitor the credit markets to maintain an appropriate level of liquidity. Our ability to access the capital markets on favorable terms may be negatively impacted by credit rating actions. Risk factors associated with the capital markets and credit ratings are discussed below and in Item 1A, “Risk Factors” to the 2010 Form 10-K.

The following discussion of our liquidity and capital resources is on a consolidated basis.

HISTORICAL FOR 2011 AS COMPARED TO 2010

CASH FLOWS FROM OPERATIONS

Net cash provided by operating activities decreased $379 million for the six months ended June 30, 2011, when compared to the same period in the prior year. The decrease was primarily due to a $216 million increase in pension plan funding, $214 million higher cash used for inventory and the $91 million less favorable impact of weather at the Utilities as previously discussed, partially offset by $43 million of net cash refunds of collateral to counterparties on derivative contracts in 2011 compared to $40 million of net cash payments of collateral in 2010. The increase in cash used for inventory was primarily due to the impact of changes in coal inventory in 2011 compared to 2010 due to lower consumption resulting from outages and maintenance at PEC’s larger coal-fired generation facilities in 2011 combined with higher 2010 consumption of existing inventory levels to meet system requirements resulting from favorable weather.

INVESTING ACTIVITIES

Net cash used by investing activities decreased by $206 million for the six months ended June 30, 2011, when compared to the same period in the prior year. This decrease was primarily due to a $112 million decrease in gross property additions, primarily due to lower spending for environmental compliance and nuclear projects at PEF; and a $68 million increase in cash provided by other investing activities primarily due to $27 million of litigation judgment proceeds and the $24 million increase in receipt of NEIL insurance proceeds for repairs at CR3 (See “Future Liquidity and Capital Resources – Regulatory Matters and Recovery of Costs – CR3 Outage”).

FINANCING ACTIVITIES

Net cash used by financing activities increased by $351 million for the six months ended June 30, 2011, when compared to the same period in the prior year. The increase was primarily due to a $379 million net decrease in issuances of common stock, primarily related to the Parent’s 2010 common stock sales under the Progress Energy Investor Plus Plan (IPP); and in aggregate, proceeds from short-term and long-term debt, net of retirements increased by $57 million.

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

On July 15, 2011, PEF paid at maturity $300 million of its 6.65% First Mortgage Bonds with proceeds from commercial paper borrowings.

At December 31, 2010, we had 500 million shares of common stock authorized under our charter, of which 293 million shares were outstanding. For the three and six months ended June 30, 2011, respectively, we issued approximately 0.4 million and 1.4 million shares of common stock through the IPP and equity incentive plans resulting in approximately $18 million and $26 million in net proceeds. For the three and six months ended June 30, 2010, respectively, we issued approximately 5.4 million and 11.5 million shares of common stock resulting in approximately $208 million and $405 million in net proceeds.

SHORT-TERM DEBT

At June 30, 2011, Progress Energy had outstanding short-term debt consisting of commercial paper borrowings totaling $314 million at a weighted average interest rate of 0.35%. At the end of each month during the three months ended June 30, 2011, Progress Energy had a maximum short-term debt balance of $314 million and an average short-term debt balance of $217 million at a weighted average interest rate of 0.35%.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, there were no material changes in our discussion under “Liquidity and Capital Resources” in Item 7 to the 2010 Form 10-K, other than as described below and in “Historical for 2011 as Compared to 2010 – Financing Activities.”

The Utilities produce substantially all of our consolidated cash from operations. We anticipate that the Utilities will continue to produce substantially all of the consolidated cash flows from operations over the next several years. Our discontinued synthetic fuels operations historically produced significant net earnings from the generation of tax credits (See “Other Matters – Synthetic Fuels Tax Credits”). A portion of these tax credits has yet to be realized in cash due to the difference in timing of when tax credits are recognized for financial reporting purposes and realized for tax purposes. At June 30, 2011, we have carried forward $836 million of deferred tax credits that do not expire. Realization of these tax credits is dependent upon our future taxable income, which is expected to be generated primarily by the Utilities.

We expect to be able to meet our future liquidity needs through cash from operations, availability under our credit facilities and issuances of commercial paper and long-term debt, which are dependent on our ability to successfully access capital markets.

Credit rating downgrades could negatively impact our ability to access the capital markets and respond to major events such as hurricanes. Our cost of capital could also be higher, which could ultimately increase prices for our customers. It is important for us to maintain our credit ratings and have access to the capital markets in order to reliably serve customers, invest in capital improvements and prepare for our customers’ future energy needs (See Item 1A, “Risk Factors” to 2010 Form 10-K).

We typically issue commercial paper to meet short-term liquidity needs. If liquidity conditions deteriorate and negatively impact the commercial paper market, we will need to evaluate other, potentially more expensive, options for meeting our short-term liquidity needs, which may include borrowing under our RCAs, issuing short-term notes, and/or issuing long-term debt.

The Parent’s RCA will expire in May 2012. We are currently evaluating options to address this expiration. In the event we enter into a new RCA for the Parent, we cannot predict the terms, prices, durations or participants in such facility.

Progress Energy and its subsidiaries have approximately $12.441 billion in outstanding long-term debt, including the $750 million current portion. Currently, approximately $860 million of the Utilities’ debt obligations, approximately $620 million at PEC and approximately $240 million at PEF, are tax-exempt auction rate securities insured by bond insurance. These tax-exempt bonds have experienced and continue to experience failed auctions. Assuming the failed auctions persist, future interest rate resets on our tax-exempt auction rate bond portfolio will be dependent on the volatility experienced in the indices that dictate our interest rate resets and/or rating agency actions that may lower our tax-exempt bond ratings. In the event of a one notch downgrade of PEC’s and/or PEF’s senior secured debt rating by Standard and Poor’s Rating Services (S&P), the ratings of such utility’s tax-exempt bonds would be below A-, most likely resulting in higher future interest rate resets. In the event of a one notch downgrade by Moody’s Investor Services, Inc. (Moody’s), PEC’s and PEF’s tax-exempt bonds will continue to be rated at or above A3. We will continue to monitor this market and evaluate options to mitigate our exposure to future volatility.

The performance of the capital markets affects the values of the assets held in trust to satisfy future obligations under our defined benefit pension plans. Although a number of factors impact our pension funding requirements, a decline in the market value of these assets may significantly increase the future funding requirements of the obligations under our defined benefit pension plans. During the six months ended June 30, 2011, we contributed $229 million directly to pension plan assets and expect to make total contributions of $300 million to $350 million in 2011 (See Note 9).

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

Substantially all derivative commodity instrument positions are subject to retail regulatory treatment. After settlement of the derivatives and consumption of the fuel, any realized gains or losses are passed through the fuel cost-recovery clause. Changes in natural gas prices and settlements of financial hedge agreements since December 31, 2010, have impacted the amount of collateral posted with counterparties. At June 30, 2011, we had posted approximately $122 million of cash collateral compared to $164 million of cash collateral posted at December 31, 2010. The majority of our financial hedge agreements will settle in 2011 and 2012. Additional commodity market price decreases could result in significant increases in the derivative collateral that we are required to post with counterparties. We continually monitor our derivative positions in relation to market price activity. Credit rating downgrades could also require us to post additional cash collateral for commodity hedges in a liability position as certain derivative instruments require us to post collateral on liability positions based on our credit ratings.

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

At June 30, 2011, the current portion of our long-term debt was $750 million (including $300 million at PEF). In July 2011, the PEF current portion of long-term debt was repaid with proceeds from commercial paper borrowings. We expect to fund the remaining current portion of long-term debt with a combination of cash from operations, commercial paper borrowings and/or long-term debt.

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

PEC Cost Recovery Filings

On June 3, 2011, PEC filed with the NCUC for a $104 million increase in the fuel rate charged to its North Carolina ratepayers, driven by rising fuel prices. If approved, the increase will be effective December 1, 2011. On June 3, 2011, PEC also filed for a $25 million increase in the DSM and EE rate charged to its North Carolina ratepayers, which if approved, will be effective December 1, 2011. We cannot predict the outcome of these matters.

On June 29, 2011, the SCPSC approved a $22 million increase in the fuel rate charged to PEC’s South Carolina ratepayers, driven by rising fuel prices. The increase was effective July 1, 2011.

PEC Construction of Generating Facilities

In June 2011, a newly-constructed 600-Megawatt (MW) combined cycle natural gas-fueled facility at the Richmond generation facility was placed in service. The NCUC has also granted PEC permission to construct two additional new generating facilities: an approximately 950-MW combined cycle natural gas-fueled facility at its Lee generation facility and an approximately 620-MW natural gas-fueled facility at its Sutton generation facility. The facilities are expected to be placed in service in January 2013 and December 2013, respectively.

CR3 Outage

The preliminary cost estimate for the selected repair option to return CR3 to service is between $900 million and $1.3 billion. Under this repair plan, we estimate CR3 will return to service in 2014.

PEF maintains insurance for property damage and incremental costs of replacement power resulting from prolonged accidental outages through NEIL. NEIL has confirmed that the CR3 initial delamination is a covered accident but has not yet made a determination as to coverage for the second delamination. Following a 12-week deductible period, the NEIL program provided reimbursement for replacement power costs for 52 weeks at $4.5 million per week, through April 9, 2011. An additional 71 weeks of coverage, which runs through August 2012, is provided at $3.6 million per week. Accordingly, the NEIL program provides replacement power coverage of up to $490 million per event. Actual replacement power costs have exceeded the insurance coverage through June 30, 2011. PEF anticipates that future replacement power costs will continue to exceed the insurance coverage. As discussed below, PEF considers replacement power costs not recoverable through insurance to be recoverable through its fuel cost-recovery clause. PEF also maintains insurance coverage through NEIL’s accidental property damage program, which provides insurance coverage up to $2.25 billion with a $10 million deductible per claim. PEF is continuing to work with NEIL for recovery of applicable repair costs and associated replacement power costs, the timing of which could impact its short-term borrowing needs.

The following table summarizes the CR3 replacement power and repair costs and recovery through June 30, 2011:

(in millions)	Replacement Power Costs	Repair Costs
Spent to date	$396	$203
NEIL proceeds received	(162)	(103)
Insurance receivable at June 30, 2011	(115)	(54)
Balance for recovery	$119	$46

PEF believes the actions taken and costs incurred in response to the CR3 delamination have been prudent and, accordingly, considers replacement power and capital costs not recoverable through insurance to be recoverable through its fuel cost-recovery clause or base rates. As approved by the Florida Public Service Commission (FPSC), on January 1, 2011, PEF began collecting, subject to refund, replacement power costs related to CR3 within the fuel clause (See Note 7C in the 2010 Form 10-K). PEF has recorded $277 million of NEIL replacement power cost reimbursements subsequent to the deductible period, which reduced the portion of the deferred fuel regulatory asset related to the extended CR3 outage to $119 million at June 30, 2011. Additional replacement power costs and repair and maintenance costs incurred until CR3 is returned to service could be material. We cannot predict with certainty the future recoverability of these costs. Failure to recover some or all of these costs could have a material adverse effect on our and PEF’s financial results. Additionally, we cannot be assured that CR3 can be repaired and brought back to service until full engineering and other analyses are completed.

PEF Nuclear Cost Recovery

On May 2, 2011, as amended on July 1, 2011, PEF filed its annual nuclear cost-recovery filing with the FPSC for a $23 million decrease in the amount charged to PEF’s ratepayers. If approved, the decrease would begin with the first January 2012 billing cycle. We cannot predict the outcome of this matter.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Our off-balance sheet arrangements and contractual obligations are described below.

GUARANTEES

At June 30, 2011, our guarantees have not changed materially from what was reported in the 2010 Form 10-K.

MARKET RISK AND DERIVATIVES

Under our risk management policy, we may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 10 and Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of market risk and derivatives.

CONTRACTUAL OBLIGATIONS

As part of our ordinary course of business, we and the Utilities enter into various long- and short-term contracts for fuel requirements at our generating plants. Significant changes from the commitment amounts reported in Note 22A in the 2010 Form 10-K can result from new contracts, changes in existing contracts, and the impact of fluctuations in current estimates of future market prices for those contracts that are market price indexed. In most cases, these contracts contain provisions for price adjustments, minimum purchase levels and other financial commitments. Additional commitments for fuel and related transportation will be required to supply the Utilities’ future needs. At June 30, 2011, our and the Utilities’ contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2010 Form 10-K except as discussed below.

PEC

As described in Note 22A in the 2010 Form 10-K, PEC entered into conditional agreements for firm pipeline transportation capacity to support PEC’s gas supply needs. As the transactions are subject to several conditions precedent, the estimated costs associated with these agreements were not included in PEC’s fuel commitments at December 31, 2010. The estimated total cost to PEC associated with these agreements at December 31, 2010, was approximately $2.042 billion, which pertain to the period from May 2011 through May 2033. During the six months ended June 30, 2011, the conditions precedent for one of the agreements were satisfied. The agreement is for the period May 2011 through April 2031 and has an estimated total cost of approximately $487 million, including $16 million, $49 million, $49 million and $373 million, respectively, for less than one year, one to three years, three to five years and more than five years from December 31, 2010.

PEF

As described in Note 22A in the 2010 Form 10-K, PEF entered into conditional agreements for firm pipeline transportation capacity to support PEF’s gas supply needs. As the transactions were subject to several conditions precedent, the estimated costs associated with these agreements were not included in PEF’s fuel commitments at December 31, 2010. During the six months ended June 30, 2011, the conditions precedent for these agreements were satisfied. These agreements are for the period April 2011 through April 2036 and have an estimated total cost of approximately $1.171 billion, including $36 million, $95 million, $95 million and $945 million, respectively, for less than one year, one to three years, three to five years and more than five years from December 31, 2010.

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

AIR QUALITY AND WATER QUALITY

We are, or may ultimately be, subject to various current and proposed federal, state and local environmental compliance laws and regulations, which likely would result in increased capital expenditures and O&M expenses. Control equipment installed pursuant to the provisions of CAIR, Clean Air Visibility Rule (CAVR) and mercury regulations, which are discussed below, may address some of the issues outlined previously. PEC and PEF have been developing an integrated compliance strategy to meet the requirements of the CAIR, CAVR and mercury regulation (see discussion of the court decisions that impacted the CAIR, the delisting determination and the Clean Air Mercury Rule (CAMR) below). The CAVR requires the installation of best available retrofit technology (BART) on certain units. However, the outcome of these matters cannot be predicted.

Clean Smokestacks Act

The 2002 enactment of the North Carolina Clean Smokestacks Act (Clean Smokestacks Act) requires the state's electric utilities to reduce the emissions of nitrogen oxides (NOx) and sulfur dioxide (SO2) from their North Carolina coal-fired power plants in phases by 2013. PEC currently has approximately 5,000 MW of coal-fired generation capacity in North Carolina affected by the Clean Smokestacks Act. PEC’s environmental compliance projects under the first phase of Clean Smokestacks Act emission reductions have been placed in service. PEC plans to retire, by the end of 2014, its remaining coal-fired generating facilities in North Carolina totaling 1,500 MW that do not have scrubbers and replace the generation capacity with new natural gas-fueled generating facilities, which should enable the utility to comply with the final Clean Smokestacks Act SO2 emissions target that begins in 2013. We are continuing to evaluate various design, technology, generation and fuel options that could change expenditures required to maintain compliance with the Clean Smokestacks Act limits subsequent to 2013.

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

Clean Air Interstate Rule/Cross-State Air Pollution Rule

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

In 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Court of Appeals) initially vacated the CAIR in its entirety and subsequently remanded the rule without vacating it for the EPA to conduct further proceedings consistent with the court’s prior opinion. In 2010, the EPA published the proposed Clean Air Transport Rule, which was the regulatory program proposed to replace the CAIR. On July 7, 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR) as the final version of the proposed Clean Air Transport Rule. The CSAPR replaces the CAIR effective January 1, 2012. The CSAPR contains new emissions trading programs for NOx and SO2 emissions as well as more stringent overall emissions targets in 27 states, including North Carolina, South Carolina and Florida. The EPA issued the CSAPR as four separate programs, including the NOx annual trading program, the NOx ozone season trading program, the SO2 Group 1 trading program and the SO2 Group 2 trading program. North Carolina and South Carolina are included in the NOx and SO2 annual trading programs, as well as the NOx ozone season program. North Carolina is classified as a Group 1 state, which will require additional NOx and SO2 emission reductions beginning in January 2014. South Carolina is classified as a Group 2 state with no additional reductions required. Florida is subject only to the NOx ozone season program. Due to significant investments in NOx and SO2 emissions controls and fleet modernization projects completed or under way, we believe both PEC and PEF are relatively well positioned to comply with the CSAPR. Because of the D.C. Court of Appeals’ decision that remanded the CAIR, implementation of the CAIR fulfilled BART for NOx and SO2 for BART-affected units under the CAVR. Under subsequent implementation of the CSAPR, CAVR compliance eventually may require consideration of NOx and SO2 emissions in addition to particulate matter emissions for BART-eligible units. We are currently evaluating the impacts of the CSAPR.

The air quality controls installed to comply with NOx and SO2 requirements under certain sections of the Clean Air Act (CAA) and the Clean Smokestacks Act, as well as PEC’s plan to replace a portion of its coal-fired generation with natural gas-fueled generation, largely address the CAIR requirements for NOx and SO2 for our North Carolina units at PEC. NOx and SO2 emission control equipment are in service at PEF’s Crystal River Unit No. 4 and Crystal River Unit No. 5 (CR4 and CR5), and we plan to continue compliance with the CAIR in 2011 through a combination of emission controls, continued use of natural gas at applicable facilities, and use of emission allowances.

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

Clean Air Mercury Rule

In 2008, the D.C. Court of Appeals vacated the CAMR. As a result, the EPA subsequently announced that it will develop a maximum achievable control technology (MACT) standard. The U.S. District Court for the District of Columbia issued an order requiring the EPA to issue a final MACT standard for power plants by November 16, 2011. On March 16, 2011, the EPA issued its proposed MACT standards for coal-fired and oil-fired electric steam generating units (EGU MACT) and the proposed EGU MACT was formally published in the Federal Register on May 3, 2011. The proposed EGU MACT contains stringent emission limits for mercury, non-mercury metals, and acid gases from coal-fired units and hazardous air pollutant metals, acid gases, and hydrogen fluoride from oil-fired units. Following a 90-day public comment period, the EPA is scheduled to issue a final rule in November 2011. In addition, North Carolina adopted a state-specific requirement. The North Carolina mercury rule contains a requirement that all coal-fired units in the state install mercury controls by December 31, 2017, and requires compliance plan applications to be submitted in 2013. We are currently evaluating the impact of the EPA’s proposed EGU MACT standard and the North Carolina state-specific requirement. The outcome of these matters cannot be predicted.

Clean Air Visibility Rule

The EPA’s CAVR requires states to identify facilities, including power plants, built between August 1962 and August 1977 with the potential to produce emissions that affect visibility in certain specially protected areas, including national parks and wilderness areas, designated as Class I areas. To help restore visibility in those areas, states must require the identified facilities to install BART to control their emissions. PEC’s BART-eligible units are Asheville Units No. 1 and No. 2, Roxboro Units No. 1, No. 2 and No. 3, and Sutton Unit No. 3. PEF’s BART-eligible units are Anclote Units No. 1 and No. 2, CR1 and CR2. The reductions associated with BART begin in 2013. As discussed in Note 4A, Sutton Unit No. 3 is one of the coal-fired generating units that PEC plans to replace with combined cycle natural gas-fueled electric generation. As discussed previously, PEF and the FDEP announced an agreement under which PEF will retire CR1 and CR2 as coal-fired units.

The CAVR included the EPA’s determination that compliance with the NOx and SO2 requirements of the CAIR could be used by states as a BART substitute to fulfill BART obligations, but the states could require the installation of additional air quality controls if they did not achieve reasonable progress in improving visibility. The D.C. Court of Appeals’ decision remanding the CAIR maintained its implementation such that CAIR satisfies BART for NOx and SO2. Under subsequent implementation of CSAPR, CAVR compliance eventually may require consideration of NOx and SO2 emissions in addition to particulate matter emissions for BART-eligible units. We are assessing the potential impact of BART and its implications with respect to our plans and estimated costs to comply with the CAVR. The FDEP finalized a Regional Haze implementation rule that goes beyond BART by requiring sources significantly impacting visibility in Class I areas to install additional controls by December 31, 2017. However, in the spring of 2010 the EPA indicated that the Reasonable Further Progress portion of the Regional Haze implementation rule is not approvable. The FDEP is in the process of amending the rule by removing the

Reasonable Further Progress provision, including the December 31, 2017 deadline for installation of additional controls, and instead will rely on current federal programs to achieve improvement in visibility. The outcome of these matters cannot be predicted.

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

The FPSC approved PEF’s petition to develop and implement an Integrated Clean Air Compliance Plan to comply with the CAIR, CAMR and CAVR and for recovery of prudently incurred costs necessary to achieve this strategy through the ECRC (see discussion previously regarding the vacating of the CAMR and remanding of the CAIR and its potential impact on CAVR). PEF’s April 1, 2011 filing with the FPSC for true-up of final 2010 environmental costs included a review of the Integrated Clean Air Compliance Plan, which reconfirmed the efficacy of the recommended plan and included an estimated total project cost of approximately $1.1 billion to be spent through 2016, to plan, design, build and install pollution control equipment at CR4 and CR5. PEF no longer plans to install pollution controls at the Anclote Plant as a part of its approved Integrated Clean Air Compliance Plan. The majority of the $1.1 billion estimated total project cost is related to CR4 and CR5 projects, which have been placed in service. Additional costs may be incurred if pollution controls are required in order to comply with the requirements of the CAVR, as discussed previously, or to meet compliance requirements of the CSAPR. Subsequent rule interpretations, increases in the underlying material, labor and equipment costs, equipment availability, or the unexpected acceleration of compliance dates, among other things, could result in significant increases in our estimated costs to comply and acceleration of some projects. The outcome of this matter cannot be predicted.

Environmental Compliance Cost Estimates

Risk factors regarding environmental compliance cost estimates are discussed in Item 1A, “Risk Factors,” of the 2010 Form 10-K. Costs to comply with environmental laws and regulations are eligible for regulatory recovery through either base rates or cost-recovery clauses. The outcome of future petitions for recovery cannot be predicted. Our estimates of capital expenditures to comply with environmental laws and regulations are subject to periodic review and revision and may vary significantly. PEC is continuing to evaluate various design, technology and new generation options that could change expenditures required to maintain compliance with the Clean Smokestacks Act limits subsequent to 2013. Additional compliance plans for PEC and PEF to meet the requirements of the CSAPR have not been determined. As a result of the decision remanding the CAIR, compliance plans and costs to meet the requirements of the CAVR are being reassessed, and we cannot predict the impact that the EPA’s further proceedings will have on our compliance with the CAVR requirements. Compliance plans to meet the requirements of the EGU MACT will be determined upon finalization of the rule. Compliance plans to meet the requirements of a revised or new implementing rule under Section 316(b) of the Clean Water Act (Section 316(b)), as discussed below, will be determined upon finalization of the rule. The timing and extent of the costs for future projects will depend upon final compliance strategies. However, we believe that future costs to comply with new or subsequent rule interpretations could be significant.

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

In 2010, the EPA announced a proposed revision to the primary ozone NAAQS. In addition, the EPA proposed a cumulative seasonal secondary standard. We anticipate that the EPA will finalize the revisions by the end of the third quarter of 2011 and designate nonattainment areas by August 2012. The proposed revisions are significantly more stringent than the current NAAQS. Should additional nonattainment areas be designated in our service territories, we may be required to install additional emission controls at some of our facilities. The outcome of this matter cannot be predicted.

In 2010, the EPA announced a revision to the primary NAAQS for nitrogen dioxide. The EPA plans to designate nonattainment areas for the primary NAAQS for nitrogen dioxide by January 2012. Currently, there are no monitors reporting violation of this new standard in PEC’s or PEF’s service territories, but the expanded monitoring network will provide additional data, which could result in additional nonattainment areas. Should additional nonattainment areas for the new nitrogen dioxide NAAQS be designated in our service territories, we may be required to install additional controls at some of our facilities. Additionally, the EPA revised the 1-hour NAAQS for SO2 in 2010. Implementation of the new 1-hour NAAQS for SO2 uses air quality modeling along with monitoring data in determining whether areas are attaining the new standard, which is likely to expand the number of nonattainment areas. Should additional nonattainment areas for the 1-hour NAAQS for SO2 be designated in our service territories, we may be required to install additional emission controls at some of our facilities. The outcome of these matters cannot be predicted.

On July 13, 2011, the EPA made available its proposed action on the combined review of the secondary NAAQS for NOx and sulfur oxides (SOx) and expects to issue a final rule by March 2012. In this rulemaking, the EPA is proposing to retain the existing secondary standards for NOx and SOx and is also proposing a new set of secondary standards identical to the health-based primary standards it set in 2010. For NOx, the new standard would be 100 parts per billion averaged over one hour. For SOx, the new standard would be 75 parts per billion averaged over one hour. Should nonattainment areas for secondary NAAQS for NOx and SOx be designated in our service territories, we may be required to install additional emission controls at some of our facilities. The outcome of these matters cannot be predicted.

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

More stringent effluent limitations contained in the current water discharge permit for the Mayo Steam Electric Plant became effective in June 2011. PEC is currently negotiating the issuance of a special order by consent with the North Carolina Division of Water Quality, which would defer the agency’s enforcement of the more stringent effluent limitations due to the plant’s inability to achieve compliance with the more stringent limitations. The special order by consent, if issued, is expected to include the required development and installation of enhanced water pollution control technology and application of less stringent interim effluent limitations until PEC’s planned project to bring the plant into compliance with the more stringent effluent limitations is completed. However, since the special order by consent has not yet been issued in final form, it is not possible to determine the extent of the planned project. Moreover, the special order by consent does not prevent actions by the EPA or third parties. Thus, the outcome of these matters cannot be determined.

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

On April 20, 2011, the EPA published its proposed regulations for cooling water intake structures at existing power generating facilities and existing manufacturing and industrial facilities that withdraw more than two million gallons of water per day from waters of the U.S. and use at least 25 percent of the water they withdraw exclusively for cooling purposes. The proposed regulations would establish nationwide, uniform standards for impingement mortality (immobilization of aquatic organisms against an intake screen) and case-by-case, site-specific standards for entrainment mortality (lethal effects due to passage of aquatic organisms into a cooling system). Comments on the proposed rule are due on August 18, 2011. The outcome of this matter cannot be predicted.

OTHER ENVIRONMENTAL MATTERS

Global Climate Change

Growing state, federal and international attention to global climate change may result in the regulation of carbon dioxide (CO2) and other greenhouse gases (GHGs). In addition, the Obama administration has begun the process of regulating GHG emissions through use of the CAA. In 2007, the U.S. Supreme Court ruled that the EPA has the authority under the CAA to regulate CO2 emissions from new automobiles. In 2009, the EPA announced that six GHGs (CO2, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride) pose a threat to public health and welfare under the CAA. A number of parties have filed petitions for review of this finding in the D.C. Court of Appeals. At the end of 2010, the EPA announced a schedule for development of a new source performance standard for new and existing fossil fuel-fired electric utility units. Under the schedule, the EPA will propose the standard by September 30, 2011, and issue the final rule by May 2012. The full impact of regulation under GHG initiatives and any final legislation, if enacted, cannot be determined at this time; however, we anticipate that it could result in significant cost increases over time for which the Utilities would seek corresponding rate recovery. We are preparing for a carbon-constrained future and are actively engaged in helping shape effective policies to address the issue.

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

There are ongoing efforts to reach a new international climate change treaty to succeed the Kyoto Protocol. The Kyoto Protocol was originally adopted by the United Nations to address global climate change by reducing emissions of CO2 and other GHGs. Although the treaty went into effect in 2005, the United States has not ratified it. In 2009, the United Nations Framework Convention on Climate Change convened the 15th Conference of the Parties to conduct further negotiations on GHG emissions reductions. At the conclusion of the conference, a number of the parties, including the United States, entered into a nonbinding accord calling upon the parties to submit emission reduction targets for 2020 to the United Nations Framework Convention on Climate Change Secretariat by the end of January 2010. In 2010, President Obama submitted a proposal to Congress to reduce the U.S. GHG emissions in the range of 17 percent below 2005 levels by 2020, subject to future congressional action. To date, Congress has not enacted legislation implementing the President’s proposal.

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

In May 2011, PEC and PEF were named, along with numerous other defendants, in a complaint of a class action lawsuit. Plaintiffs claim that defendants’ GHG emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. We cannot predict the outcome of this matter (See Note 13C).

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

Through June 30, 2011, we have incurred $156 million of allowable, 50 percent reimbursable, smart grid project costs, and have submitted to the DOE requests for reimbursement of $78 million, of which we have received $56 million of reimbursement.

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

In light of the events at the Fukushima Daiichi nuclear power station in Japan, the NRC formed a Task Force to conduct a comprehensive review of processes and regulations to determine whether the agency should make additional improvements to the nuclear regulatory system. On July 13, 2011, the Task Force proposed a set of improvements designed to ensure protection, enhance accident mitigation, strengthen emergency preparedness and improve efficiency of NRC programs. The NRC is also expected to issue a longer-term report with recommendations for the Commission’s consideration by early 2012. With the ongoing investigations into the nature and extent of damages in Japan, the underlying causes of the situation and the lack of clarity around regulatory and political responses, we cannot predict whether the NRC will impose additional licensing and safety-related requirements. See Item 1A, “Risk Factors”, in the 2010 Form 10-K for further discussion of applicable risk factors.

CR3 OUTAGE

 In September 2009, CR3 began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination (or separation) within the concrete of the outer wall of the containment building, which resulted in an extension of the outage. In March 2011, engineers investigated and subsequently determined that a new delamination had occurred in another area of the structure after initial repair work was completed and during the late stages of retensioning the containment building. Subsequent to March 2011, monitoring equipment has detected additional changes in the partially tensioned containment building and additional cracking or delaminations may have occurred or could occur during the repair process.

PEF analyzed multiple repair options, as well as early decommissioning, and selected the best repair option, which entails systematically removing and replacing concrete in substantial portions of the containment structure walls. The planned option does not include the area where concrete was replaced during the initial repair. The preliminary cost estimate for this repair is between $900 million and $1.3 billion. Under this repair plan, we estimate CR3 will return to service in 2014. A number of factors could affect the repair plan, the return-to-service date and costs, including regulatory reviews, final engineering designs, contract negotiations, the ultimate work scope completion, testing, weather, the impact of new information discovered during additional testing and analysis and other developments (See Note 4B).

POTENTIAL NEW CONSTRUCTION

During 2008, PEC and PEF filed COL applications to potentially construct new nuclear plants in North Carolina and Florida. We anticipate that the NRC will issue the COLs no earlier than 2013 if the current licensing schedule remains on track.

We have focused on Levy given the need for more fuel diversity in Florida and anticipated federal and state polices to reduce GHG emissions, as well as existing state legislative policy that is supportive of nuclear projects. PEF has entered into an engineering, procurement and construction (EPC) agreement and received two of the four key regulatory approvals needed for the proposed Levy units (with the issuance of the COL and federal environmental permits remaining). In light of a regulatory schedule shift and other factors, we have amended the EPC agreement and are deferring major construction activities on Levy until after the receipt of the COL. This decision will reduce the near-term price impact on customers and allows time for economic recovery and greater clarity on federal and state polices. Once we have received the COL, we will assess the project and determine the schedule.

In June 2010, PEF completed its long lead time equipment disposition analysis to minimize the impact associated with the schedule shift. As a result of the analysis, PEF will continue with selected components of the long lead time equipment. Work has been suspended on the remaining long lead time equipment items and PEF entered into suspension negotiations with the selected equipment vendors, substantially all of which were concluded in March 2011. We anticipate that all negotiations will be completed by the third quarter of 2011. In its April 29, 2011 nuclear cost-recovery filing, PEF included for rate-making purposes a point estimate of potential Levy purchase order disposition costs of $25 million, a reduction from the $50 million point estimate in the prior-year filing, subject to true-up. While the amount of purchase order disposition costs cannot be determined until the negotiations are complete, we do not believe the costs will have a material impact on our or PEF’s operations.

SPENT NUCLEAR FUEL MATTERS

See Note 13C for discussion of the status of the Utilities’ contracts with the DOE for spent nuclear fuel storage.

SYNTHETIC FUELS TAX CREDITS

Historically, we had substantial operations associated with the production and sale of coal-based solid synthetic fuels, which qualified for federal income tax credits so long as certain requirements were satisfied. Tax credits generated under the synthetic fuels tax credit program (including those generated by Florida Progress Corporation prior to our acquisition) were $1.891 billion, of which $1.055 billion has been used through June 30, 2011, to offset regular federal income tax liability and $836 million is being carried forward as deferred tax credits that do not expire.

See Note 13C and Item 1A, “Risk Factors,” and “MD&A – Other Matters – Synthetic Fuels Tax Credits” to the 2010 Form 10-K for additional discussion related to our previous synthetic fuels operations and the associated tax credits generated under the synthetic fuels tax credit program.

LEGAL

We are subject to federal, state and local legislation and court orders. The specific issues, the status of the issues, accruals associated with issue resolutions and our associated exposures are discussed in detail in Note 13C.

NEW ACCOUNTING STANDARDS

See Note 3 for a discussion of the impact of new accounting standards.

PEC

The following MD&A and the information incorporated herein by reference contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Safe Harbor for Forward-Looking Statements” and Item 1A, “Risk Factors,” found within Part II of this Form 10-Q and Item 1A, “Risk Factors,” to the 2010 Form 10-K for a discussion of the factors that may impact any such forward-looking statements made herein.

RESULTS OF OPERATIONS

This information is incorporated herein by reference to “Results of Operations” in Progress Energy’s MD&A, insofar as it relates to PEC.

LIQUIDITY AND CAPITAL RESOURCES

This information is incorporated herein by reference to “Liquidity and Capital Resources” in Progress Energy’s MD&A, insofar as it relates to PEC.

Net cash provided by operating activities decreased $181 million for the six months ended June 30, 2011, when compared to the same period in the prior year. The decrease was primarily due to a $206 million higher cash used for inventory, $143 million increase in pension plan funding and the $43 million less favorable impact of weather as previously discussed, partially offset by $151 million increased net tax refunds and $7 million of net cash refunds of collateral to counterparties on derivative contracts in 2011 compared to $13 million of net cash payments of collateral in 2010. The increase in cash used for inventory was primarily due to the impact of changes in coal inventory in 2011 compared to 2010 due to lower consumption resulting from outages and maintenance at larger coal-fired generation facilities in 2011 combined with higher 2010 consumption of existing inventory levels to meet system requirements resulting from favorable weather.

Net cash used by investing activities increased $163 million for the six months ended June 30, 2011, when compared to the same period in the prior year. The increase was primarily due to a $200 million change in advances to affiliated companies.

Net cash used by financing activities increased $39 million for the six months ended June 30, 2011, when compared to the same period in the prior year. The increase was primarily due to the $275 million payment of dividends to the Parent in 2011 compared to $50 million in 2010, partially offset by $198 million in commercial paper borrowings in 2011.

SHORT-TERM DEBT

At June 30, 2011, PEC had outstanding short-term debt consisting of commercial paper and money pool borrowings totaling $201 million at a weighted average interest rate of 0.35%. At the end of each month during the three months ended June 30, 2011, PEC had a maximum short-term debt balance of $201 million and an average short-term debt balance of $129 million at a weighted average interest rate of 0.35%.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

PEC’s off-balance sheet arrangements and contractual obligations are described below.

GUARANTEES

As a part of normal business, PEC enters into various agreements providing future financial or performance assurances to third parties. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to PEC, thereby facilitating the extension of sufficient credit to accomplish PEC’s intended commercial purpose. PEC’s guarantees include letters of credit and surety bonds. At June 30, 2011, PEC had issued $23 million of guarantees for future financial or performance assurance. PEC does not believe conditions are likely for significant performance under the guarantees of performance issued.

MARKET RISK AND DERIVATIVES

Under its risk management policy, PEC may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 10 and Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” of this Form 10-Q, for a discussion of market risk and derivatives.

CONTRACTUAL OBLIGATIONS

This information is incorporated herein by reference to “Contractual Obligations” in Progress Energy’s MD&A, insofar as it relates to PEC.

OTHER MATTERS

This information is incorporated herein by reference to “Other Matters” in Progress Energy’s MD&A, insofar as it relates to PEC.

PEF

The following MD&A and the information incorporated herein by reference contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Safe Harbor for Forward-Looking Statements” and Item 1A, “Risk Factors,” found within Part II of this Form 10-Q and Item 1A, “Risk Factors,” to the 2010 Form 10-K for a discussion of the factors that may impact any such forward-looking statements made herein.

Other than as discussed below, the information called for by Item 2 is omitted pursuant to Instruction H(2)(a) to Form 10-Q (Omission of Information by Certain Wholly Owned Subsidiaries).

RESULTS OF OPERATIONS

This information is incorporated herein by reference to “Results of Operations” in Progress Energy’s MD&A, insofar as it relates to PEF.

LIQUIDITY AND CAPITAL RESOURCES

This information is incorporated herein by reference to “Liquidity and Capital Resources” in Progress Energy’s MD&A, insofar as it relates to PEF.

Net cash provided by operating activities decreased $143 million for the six months ended June 30, 2011, when compared to the same period in the prior year. The decrease was primarily due to a $71 million increase in pension plan funding, $53 million in lower tax refunds and the $48 million less favorable impact of weather as previously discussed, partially offset by $36 million net cash refunds of collateral to counterparties on derivative contracts in 2011 compared to $27 million net cash payments of collateral in 2010.

Net cash used by investing activities decreased $180 million for the six months ended June 30, 2011, when compared to the same period in the prior year, primarily due to a $124 million decrease in gross property additions, primarily due to lower spending for environmental compliance and nuclear projects; and a $58 million increase in cash provided by other investing activities primarily due to $27 million of litigation judgment proceeds and the $24 million increase in receipt of NEIL insurance proceeds for repairs at CR3 (See “Future Liquidity and Capital Resources – Regulatory Matters and Recovery of Costs – CR3 Outage”).

Net cash used by financing activities increased $364 million for the six months ended June 30, 2011, when compared to the same period in the prior year. The increase was primarily due to the combined $600 million issuance of first mortgage bonds in March 2010 and the $400 million payment of dividends to the Parent in 2011 compared to $50 million in 2010, partially offset by a $300 million repayment of first mortgage bonds in 2010 and $211 million change in advances from affiliated companies.

SHORT-TERM DEBT

At June 30, 2011, PEF had outstanding short-term debt consisting of commercial paper and money pool borrowings totaling $73 million at a weighted average interest rate of 0.34%. At the end of each month during the three months ended June 30, 2011, PEF had a maximum short-term debt balance of $73 million and an average short-term debt balance of $42 million at a weighted average interest rate of 0.33%.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

PEF’s off-balance sheet arrangements and contractual obligations are described below.

MARKET RISK AND DERIVATIVES

Under its risk management policy, PEF may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 10 and Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” of this Form 10-Q, for a discussion of market risk and derivatives.

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

The following disclosures about market risk contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Safe Harbor for Forward-Looking Statements” and Item 1A, “Risk Factors,” found within Part II of this Form 10-Q and Item 1A, “Risk Factors,” to the 2010 Form 10-K for a discussion of the factors that may impact any such forward-looking statements made herein.

Certain market risks are inherent in our financial instruments, which arise from transactions entered into in the normal course of business. Our primary exposures are changes in interest rates with respect to our long-term debt and commercial paper, fluctuations in the return on marketable securities with respect to our nuclear decommissioning trust (NDT) funds, changes in the market value of CVOs and changes in energy-related commodity prices.

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

INTEREST RATE RISK

Our debt portfolio and our exposure to changes in interest rates at June 30, 2011, have changed from December 31, 2010. The total notional amount of fixed rate long-term debt at June 30, 2011, was $11.329 billion, with an average interest rate of 5.97% and fair market value of $12.6 billion. The total notional amount of fixed rate long-term debt at December 31, 2010, was $11.529 billion, with an average interest rate of 6.11% and fair market value of $12.8 billion. At both June 30, 2011 and December 31, 2010, the total notional amount and fair market value of our variable rate long-term debt was $861 million. At June 30, 2011 the average interest rate of our variable rate long-term debt was 0.26% and at December 31, 2010, the average interest rate of our variable rate long-term debt was 0.53%.

In addition to our variable rate long-term debt, we typically have commercial paper and/or loans outstanding under our credit facilities, which are also exposed to floating interest rates. At June 30, 2011, we had approximately $314 million of outstanding commercial paper and no loans outstanding under our credit facilities. At December 31, 2010, we had no outstanding commercial paper or loans under our credit facilities. At June 30, 2011, and December 31, 2010, approximately 9 percent and 7 percent of consolidated debt was in floating rate mode.

Based on our variable rate long-term debt balances at June 30, 2011, a 100 basis point change in interest rates would result in an annual pre-tax interest expense change of approximately $12 million.

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
Cash Flow Hedges (dollars in millions)	Notional Amount	Mandatory Settlement	Pay	Receive (a)	Fair Value	Exposure (b)
Parent
Risk hedged at June 30, 2011
Anticipated 10-year debt issue	$200	2012	4.20%	3-month LIBOR	$(9)	$(4)

Risk hedged at December 31, 2010
Anticipated 10-year debt issue	$300	2011	4.15%	3-month LIBOR	$(18)	$(7)
Anticipated 10-year debt issue	$200	2012	4.20%	3-month LIBOR	$(3)	$(4)

PEC
Risk hedged at June 30, 2011
Anticipated 10-year debt issue	$200	2011	3.60%	3-month LIBOR	$(2)	$(4)
Anticipated 10-year debt issue	$200	2012	4.27%	3-month LIBOR	$(8)	$(4)
Anticipated 10-year debt issue	$50	2013	4.43%	3-month LIBOR	$(1)	$(1)

Risk hedged at December 31, 2010
Anticipated 10-year debt issue	$100	2011	4.31%	3-month LIBOR	$(7)	$(2)
Anticipated 10-year debt issue	$200	2012	4.27%	3-month LIBOR	$(2)	$(4)
Anticipated 10-year debt issue	$50	2013	4.43%	3-month LIBOR	$-	$(1)

PEF
Risk hedged at June 30, 2011
Anticipated 10-year debt issue	$225	2011	3.93%	3-month LIBOR	$(13)	$(5)
Anticipated 10-year debt issue	$50	2013	4.30%	3-month LIBOR	$(1)	$(1)

Risk hedged at December 31, 2010
Anticipated 10-year debt issue	$150	2011	4.18%	3-month LIBOR	$(6)	$(3)
Anticipated 10-year debt issue	$50	2013	4.30%	3-month LIBOR	$-	$(1)

(a)	3-month London Inter Bank Offered Rate (LIBOR) was 0.25% at June 30, 2011 and 0.30% at December 31, 2010.
(b)	Exposure indicates change in value due to 25 basis point unfavorable shift in interest rates.

MARKETABLE SECURITIES PRICE RISK

The Utilities maintain trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning their nuclear plants. These funds are primarily invested in stocks, bonds and cash equivalents, which are exposed to price fluctuations in equity markets and to changes in interest rates. At June 30, 2011 and December 31, 2010, the fair value of these funds was $1.686 billion and $1.571 billion, respectively, including $1.097 billion and $1.017 billion, respectively, for PEC and $589 million and $554 million, respectively, for PEF. We actively monitor our portfolio by benchmarking the performance of our investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes. The accounting for nuclear decommissioning recognizes that the Utilities’ regulated electric rates provide for recovery of these costs net of any trust fund earnings, and, therefore, fluctuations in trust fund marketable security returns do not affect earnings.

CONTINGENT VALUE OBLIGATIONS MARKET VALUE RISK

CVOs are recorded at fair value, and unrealized gains and losses from changes in fair value are recognized in earnings. At June 30, 2011 and December 31, 2010, the fair value of CVOs was $11 million and $15 million, respectively. We perform sensitivity analyses to estimate our exposure to the market risk of the CVOs. The sensitivity analyses performed on the CVOs uses quoted prices obtained from brokers or quote services to measure the potential loss in earnings from a hypothetical 10 percent adverse change in market prices over the next 12 months. A hypothetical 10 percent increase in the June 30, 2011 market price would result in a $1 million increase in the fair value of the CVOs and a corresponding increase in the CVO liability.

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

Most of our physical commodity contracts are not derivatives or qualify as normal purchases or sales. Therefore, such contracts are not recorded at fair value. At June 30, 2011, substantially all derivative commodity instrument positions were subject to retail regulatory treatment.

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

PROGRESS ENERGY

Pursuant to the Securities Exchange Act of 1934, we, PEC and PEF carried out an evaluation, with the participation of management, including our Chairman, President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our respective Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our, PEC’s and PEF’s internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our, PEC’s or PEF’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal aspects of certain matters are set forth in PART I, Item 1 (See Note 13C).

ITEM 1A.	RISK FACTORS

In addition to the risk factor disclosed below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” to the 2010 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2010 Form 10-K are not the only risks facing us.

The scope of necessary repairs of the delamination of CR3 could prove more extensive than is currently identified, such repairs could prove not to be feasible, the costs of repair and/or replacement power could exceed our estimates and insurance coverage or may not be recoverable through the regulatory process; the occurrence of any of which could adversely affect our results of operations or financial condition.

In September 2009, CR3 began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination (or separation) within the concrete at the periphery of the containment building, which resulted in an extension of the outage. After analysis, PEF determined that the concrete delamination at CR3 was caused by redistribution of stresses in the containment wall that occurred when PEF created an opening to accommodate the replacement of the unit’s steam generators. In March 2011, the work to return the plant to service was suspended after monitoring equipment at the repair site identified a new delamination that occurred in a different section of the outer wall after the repair work was completed and during the late stages of retensioning the containment building. Subsequent to March 2011, monitoring equipment has detected additional changes in the partially tensioned containment building and additional cracking or delamination may have occurred or could occur during the repair process. CR3 has remained out of service while PEF conducted an engineering analysis and review of the new delamination and evaluated repair options.

In June 2011, PEF notified the NRC and the FPSC that it plans to repair the CR3 containment structure and estimates it will return CR3 to service in 2014. The repair option selected entails systematically removing and replacing concrete in substantial portions of the containment structure walls. The planned option does not include replacing concrete in the area where concrete was replaced during the initial repair. PEF’s preliminary cost estimate for this repair is between $900 million and $1.3 billion, although a number of factors will affect the repair schedule, return-to-service date and costs of repair, including regulatory reviews, final engineering designs, contract negotiations, ultimate work scope completion, testing, weather, the impact of new information discovered during additional testing and analysis and other developments. PEF believes the actions taken and costs incurred in response to the CR3 delamination have been prudent and, accordingly, believe that replacement power and repair costs not recoverable through insurance to be recoverable through PEF’s fuel cost-recovery clause or base rates.

While the foregoing reflects PEF’s current intentions and estimates with respect to CR3, the costs, timing and feasibility of additional repairs to CR3, the cost of replacement power, and the degree of recoverability of these costs, are all subject to significant uncertainties. Additional developments with respect to the condition of the CR3 structures, costs that are greater than anticipated, recoverability that is less than anticipated, and/or the inability to return CR3 to service all could adversely affect our financial results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

RESTRICTED STOCK UNIT AWARD PAYOUTS

(a)
Securities Delivered.  On May 9, 2011 and May 26, 2011, 23,750 shares and 106 shares, respectively, of our common stock were delivered to certain employees pursuant to the terms of the Progress Energy 2002 and 2007 Equity Incentive Plans (individually and collectively, the EIP) which have been approved by Progress Energy’s shareholders. Additionally, on June 16, 2011 and June 29, 2011, 242 shares and 350 shares, respectively, of our common stock were delivered to certain former employees pursuant to the terms of the EIP. The shares of common stock delivered pursuant to the EIP were newly issued shares of Progress Energy.

(b)	Underwriters and Other Purchasers. No underwriters were used in connection with the delivery of our common stock described above.

(c)
Consideration. The restricted stock unit awards were granted to provide an incentive to the employees and former employees to exert their utmost efforts on Progress Energy’s behalf and thus enhance our performance while aligning the employees’ interest with those of our shareholders.

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

PERFORMANCE SHARE SUB-PLAN AWARD PAYOUTS

(a)
Securities Delivered. On April 1, 2011, 2,499 shares of our common stock were delivered to certain former employees pursuant to the terms of the EIP. The shares of common stock delivered pursuant to the EIP were newly issued shares of Progress Energy.

(b)	Underwriters and Other Purchasers. No underwriters were used in connection with the delivery of our common stock described above.

(c)
Consideration. The performance share awards were granted to provide an incentive to the former employees to exert their utmost efforts on our behalf and thus enhance our performance while aligning the employees’ interests with those of our shareholders.

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

ISSUER PURCHASES OF EQUITY SECURITIES FOR SECOND QUARTER OF 2011

Period	(a) Total Number of Shares (or Units) Purchased (1)(2)(3)(4)(5)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30	211,601	$46.5491	N/A	N/A
May 1 – May 31	338,159	47.8388	N/A	N/A
June 1 – June 30	342,670	47.2297	N/A	N/A
Total	892,430	$47.2991	N/A	N/A

(1)	At June 30, 2011, Progress Energy does not have any publicly announced plans or programs to purchase shares of its common stock.
(2)	The plan administrator purchased 396,800 shares of our common stock in open-market transactions to meet share delivery obligations under the Progress Energy 401(k) Savings & Stock Ownership Plan.
(3)	The plan administrator purchased 234,995 shares of our common stock in open-market transactions to meet share delivery obligations under the Savings Plan for Employees of Florida Progress Corporation.
(4)	The plan administrator purchased 241,490 shares of our common stock in open-market transactions to meet share delivery obligations under the Progress Energy Investor Plus Plan.
(5)
Progress Energy withheld 19,145 shares of our common stock during the second quarter of 2011 to pay taxes due upon the payout of certain Restricted Stock awards, Restricted Stock Unit awards and Performance Share Sub-Plan awards pursuant to the terms of the 2002 and 2007 EIPs. Progress Energy withheld 120 shares of our common stock at an average price of $45.21 per share during the first quarter of 2011 to pay taxes due upon the vesting of certain Restricted Stock Unit awards that inadvertently were not included in the amounts we reported for the first quarter. Those shares are not reflected in the table above.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description	Progress Energy	PEC	PEF

31(a)	302 Certifications of Chief Executive Officer	X

31(b)	302 Certifications of Chief Financial Officer	X

31(c)	302 Certifications of Chief Executive Officer		X

31(d)	302 Certifications of Chief Financial Officer		X

31(e)	302 Certifications of Chief Executive Officer			X

31(f)	302 Certifications of Chief Financial Officer			X

32(a)	906 Certifications of Chief Executive Officer	X

32(b)	906 Certifications of Chief Financial Officer	X

32(c)	906 Certifications of Chief Executive Officer		X

32(d)	906 Certifications of Chief Financial Officer		X

32(e)	906 Certifications of Chief Executive Officer			X

32(f)	906 Certifications of Chief Financial Officer			X

101.INS	XBRL Instance Document*	X	X	X

101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X

* Attached as Exhibit 101 are the following financial statements and notes thereto for Progress Energy, PEC and PEF from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to Unaudited Condensed Interim Financial Statements, which are tagged as blocks of text in respect to PEC and PEF’s disclosures.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information for PEC and PEF in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PROGRESS ENERGY, INC.
CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
Date: August 8, 2011	(Registrants)

By: /s/ Mark F. Mulhern
Mark F. Mulhern
Senior Vice President and Chief Financial Officer

By: /s/ Jeffrey M. Stone
Jeffrey M. Stone
Chief Accounting Officer and Controller
Progress Energy, Inc.
Chief Accounting Officer
Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.
Florida Power Corporation d/b/a Progress Energy Florida, Inc.