Form 10-K
period 2011-12-31
CAROLINA POWER & LIGHT CO; FLORIDA POWER CORP; PROGRESS ENERGY INC
filed 2012-02-29
CIK 17797, 37637, 1094093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
[
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

Progress Energy	Yes	(X)	No	( )
PEC	Yes	(X)	No	( )
PEF	Yes	(X)	No	( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.

Progress Energy	( )
PEC	( )
PEF	(X)

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

As of June 30, 2011, the aggregate market value of the voting and nonvoting common equity of Progress Energy held by nonaffiliates was $14,107,388,747. As of June 30, 2011, the aggregate market value of the common equity of PEC held by nonaffiliates was $0. All of the common stock of PEC is owned by Progress Energy. As of June 30, 2011, the aggregate market value of the common equity of PEF held by nonaffiliates was $0. All of the common stock of PEF is indirectly owned by Progress Energy.

As of February 23, 2012, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares
Progress Energy	Common Stock (Without Par Value)	295,219,128
PEC	Common Stock (Without Par Value)	159,608,055
PEF	Common Stock (Without Par Value)	100

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Progress Energy and PEC definitive proxy statements for the 2012 Annual Meeting of Shareholders are incorporated by reference into PART III, Items 10, 11, 12, 13 and 14 hereof. If such proxy statements are not filed with the SEC within 120 days after the end of our fiscal year, such information will be filed as part of an amendment to the Annual Report on Form 10-K/A.

This combined Form 10-K is filed separately by three registrants: Progress Energy, PEC and PEF (collectively, the Progress Registrants). Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Neither of PEC nor PEF make any representation as to information related solely to Progress Energy or the subsidiaries of Progress Energy other than itself.

PEF meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by General Instruction I (2) to such Form 10-K.

TABLE OF CONTENTS

GLOSSARY OF TERMS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

PART I
ITEM 1.	BUSINESS

ITEM 1A.	RISK FACTORS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	MINE SAFETY DISCLOSURES

EXECUTIVE OFFICERS OF THE REGISTRANTS

PART II
ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

GLOSSARY OF TERMS

We use the words “Progress Energy,” “we,” “us” or “our” to indicate that certain information relates to Progress Energy, Inc. and its subsidiaries on a consolidated basis. When appropriate, the parent holding company or the subsidiaries of Progress Energy are specifically identified on an unconsolidated basis as we discuss their various business activities.

The following abbreviations, acronyms or initialisms are used by the Progress Registrants:

TERM	DEFINITION

401(k)	Progress Energy 401(k) Savings & Stock Ownership Plan
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASLB	Atomic Safety and Licensing Board
the Asset Purchase Agreement	Agreement by and among Global, Earthco and certain affiliates, and the Progress Affiliates as amended on August 23, 2000
ASU	Accounting Standards Update
Audit Committee	Audit and Corporate Performance Committee of Progress Energy’s board of directors
BART	Best Available Retrofit Technology
Base Revenues	Non-GAAP measure defined as operating revenues excluding clause recoverable regulatory returns, miscellaneous revenues, fuel and other pass-through revenues and refunds, if any
Brunswick	PEC’s Brunswick Nuclear Plant
Btu	British thermal unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CCRC	Capacity Cost-Recovery Clause
CERCLA or Superfund	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Smokestacks Act	North Carolina Clean Smokestacks Act
CO2	Carbon dioxide
COL	Combined license
Corporate and Other	Corporate and Other segment primarily includes the Parent, Progress Energy Service Company and miscellaneous other nonregulated businesses
CR1 and CR2	PEF’s Crystal River Units No. 1 and No. 2 coal-fired steam turbines
CR3	PEF’s Crystal River Unit No. 3 Nuclear Plant
CR4 and CR5	PEF’s Crystal River Units No. 4 and No. 5 coal-fired steam turbines
CSAPR	Cross-State Air Pollution Rule
CVO	Contingent value obligation
D.C. Court of Appeals	U.S. Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DOJ	United States Department of Justice
DSM	Demand-side management
Duke Energy	Duke Energy Corporation
Earthco	Four coal-based solid synthetic fuels limited liability companies of which three were wholly owned
ECCR	Energy Conservation Cost Recovery Clause
ECRC	Environmental Cost Recovery Clause
EE	Energy efficiency
EGU MACT	MACT standards for coal-fired and oil-fired electric steam generating units
EIP	Equity Incentive Plan

EPA	United States Environmental Protection Agency
EPC	Engineering, procurement and construction
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company, LLC
Fitch	Fitch Ratings
the Florida Global Case	U.S. Global, LLC v. Progress Energy, Inc. et al.
Florida Progress	Florida Progress Corporation
FPSC	Florida Public Service Commission
Funding Corp.	Florida Progress Funding Corporation, a wholly owned subsidiary of Florida Progress
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Global	U.S. Global, LLC
GWh	Gigawatt-hours
Harris	PEC’s Shearon Harris Nuclear Plant
IPP	Progress Energy Investor Plus Plan
kV	Kilovolt
kVA	Kilovolt-ampere
kWh	Kilowatt-hours
Levy	PEF’s proposed nuclear plant in Levy County, Fla.
LIBOR	London Inter Bank Offered Rate
MACT	Maximum achievable control technology
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in PART II, Item 7 of this Form 10-K
Medicare Act	Medicare Prescription Drug, Improvement and Modernization Act of 2003
the Merger	Proposed merger between Progress Energy and Duke Energy
the Merger Agreement	Agreement and Plan of Merger, dated as of January 8, 2011, by and among Progress Energy and Duke Energy
MGP	Manufactured gas plant
MW	Megawatts
MWh	Megawatt-hours
Moody’s	Moody’s Investors Service, Inc.
NAAQS	National Ambient Air Quality Standards
NC REPS	North Carolina Renewable Energy and Energy Efficiency Portfolio Standard
NCUC	North Carolina Utilities Commission
NDT	Nuclear decommissioning trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NO2	Nitrogen dioxide
North Carolina Global Case	Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
O&M	Operation and maintenance expense
OATT	Open Access Transmission Tariff
OCI	Other comprehensive income
Ongoing Earnings	Non-GAAP financial measure defined as GAAP net income attributable to controlling interests after excluding discontinued operations and the effects of certain identified gains and charges
OPEB	Postretirement benefits other than pensions
ORS	South Carolina Office of Regulatory Staff
the Parent	Progress Energy, Inc. holding company on an unconsolidated basis

PEC	Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.
PEF	Florida Power Corporation d/b/a Progress Energy Florida, Inc.
PESC	Progress Energy Service Company, LLC
Power Agency	North Carolina Eastern Municipal Power Agency
PPACA	Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act
Preferred Securities	7.10% Cumulative Quarterly Income Preferred Securities due 2039, Series A issued by the Trust
Preferred Securities Guarantee	Florida Progress’ guarantee of all distributions related to the Preferred Securities
Progress Affiliates	Five affiliated coal-based solid synthetic fuels facilities
Progress Energy	Progress Energy, Inc. and subsidiaries on a consolidated basis
Progress Registrants	The reporting registrants within the Progress Energy consolidated group. Collectively, Progress Energy, Inc., PEC and PEF
PRP	Potentially responsible party, as defined in CERCLA
PSSP	Performance Share Sub-Plan
QF	Qualifying facility
RCA	Revolving credit agreement
Reagents	Commodities such as ammonia and limestone used in emissions control technologies
REPS	Renewable energy portfolio standard
the Registration Statement	The registration statement filed on Form S-4 by Duke Energy related to the Merger
Robinson	PEC’s Robinson Nuclear Plant
ROE	Return on equity
RSU	Restricted stock unit
SCPSC	Public Service Commission of South Carolina
Section 29	Section 29 of the Code
Section 29/45K	General business tax credits earned after December 31, 2005 for synthetic fuels production in accordance with Section 29
Section 45K	Section 45K of the Code
Section 316(b)	Section 316(b) of the Clean Water Act
(See Note/s “#”)	For all sections, this is a cross-reference to the Combined Notes to the Financial Statements contained in PART II, Item 8 of this Form 10-K
SERC	SERC Reliability Corporation
S&P	Standard & Poor’s Rating Services
SO2	Sulfur dioxide
SOx	Sulfur oxides
Subordinated Notes	7.10% Junior Subordinated Deferrable Interest Notes due 2039 issued by Funding Corp.
Tax Agreement	Intercompany Income Tax Allocation Agreement
the Trust	FPC Capital I
the Utilities	Collectively, PEC and PEF
VSP	Voluntary severance plan
VIE	Variable interest entity
Ward	Ward Transformer site located in Raleigh, N.C.
Ward OU1	Operable unit for stream segments downstream from the Ward site
Ward OU2	Operable unit for further investigation at the Ward facility and certain adjacent areas

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

Our reportable segments are PEC and PEF, which are primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina and in portions of Florida, respectively. The Corporate and Other segment primarily includes amounts applicable to the activities of the Parent and Progress Energy Service Company, LLC (PESC) and other miscellaneous nonregulated businesses (Corporate and Other) that do not separately meet the quantitative disclosure requirements as a reportable business segment. See Note 20 for information regarding the revenues, income and assets attributable to our business segments.

The Utilities have 23,000 megawatts (MW) of regulated electric generation capacity and serve approximately 3.1 million retail electric customers as well as other load-serving entities. We are dedicated to meeting the growth needs of our service territories and delivering reliable, competitively priced energy from a diverse portfolio of power plants. The Utilities operate in retail service territories that have historically had population growth higher than the U.S. average. However, like other parts of the United States, our service territories and business have been negatively impacted by the current economic conditions. The timing and extent of the recovery of the economy cannot be predicted.

For the year ended December 31, 2011, our consolidated revenues were $8.907 billion and our consolidated assets at year-end were $35.059 billion.

The Progress Registrants’ annual reports on Form 10-K, definitive proxy statements for our annual shareholder meetings, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through the Investor Relations section of our website at www.progress-energy.com. Information on our website is not incorporated herein and should not be deemed part of this Report. These reports are available as soon as reasonably practicable after such material is electronically filed with, or furnished with, the SEC. The public may read and copy any material we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Alternatively, the SEC maintains a website, www.sec.gov, containing reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

RECENT DEVELOPMENTS

On January 8, 2011, Duke Energy and Progress Energy entered into an Agreement and Plan of Merger (the Merger Agreement), which expires on July 8, 2012. Pursuant to the Merger Agreement, Progress Energy will be acquired by Duke Energy in a stock-for-stock transaction and become a wholly owned subsidiary of Duke Energy (the Merger). Both companies’ shareholders have approved the Merger. However, consummation of the Merger is subject to customary conditions, including, among other things, expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, and receipt of approval, to the extent required, from the Federal Energy Regulatory Commission

(FERC), the Federal Communications Commission, the Nuclear Regulatory Commission (NRC), the North Carolina Utilities Commission (NCUC), the Kentucky Public Service Commission and the South Carolina Public Service Commission (SCPSC). Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public service commissions in those states on the Merger, as applicable and as required. See Item IA, “Risk Factors,” MD&A – “Introduction – Merger,” and Note 2 for additional information related to the Merger.

On February 22, 2012, the Florida Public Service Commission (FPSC) approved a comprehensive settlement agreement between PEF, the Florida Office of Public Counsel and other consumer advocates. The agreement, which will continue through the last billing cycle of December 2016, addresses three principal matters: cost recovery for PEF’s proposed Levy Nuclear Power Plant (Levy), the CR3 delamination prudence review pending before the FPSC and certain base rate issues. The agreement sets the Levy cost-recovery factor at a fixed amount during the term of the settlement and also allows PEF to recover investment and replacement power costs for CR3 in various circumstances. The parties to the agreement have waived or limited their rights to challenge the prudence of various costs related to CR3. The agreement provides for a $150 million annual increase in revenue requirements effective with the first billing cycle of January 2013, while maintaining the current return on equity (ROE) range of 9.5 percent to 11.5 percent. In the month following CR3’s return to commercial service, PEF’s ROE range will increase to 9.7 percent to 11.7 percent. Additionally, PEF will refund $288 million to customers through the fuel clause over four years, beginning in 2013. See Note 8C for additional provisions of the 2012 settlement agreement.

In September 2009, CR3 began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination (or separation) within the concrete of the outer wall of the containment building, which resulted in an extension of the outage. In March 2011, engineers investigated and subsequently determined that a new delamination had occurred in another area of the structure after initial repair work was completed and during the late stages of retensioning the containment building. Subsequent to March 2011, monitoring equipment has detected additional changes and further damage in the partially tensioned containment building and additional cracking or delaminations could occur during the repair process. Engineering design of the repair is under way. A number of factors could affect the repair plan, the return-to-service date and costs, including regulatory reviews, final engineering designs, contract negotiations, the ultimate work scope completion, testing, weather, the impact of new information discovered during additional testing and analysis and other developments. See “Nuclear Matters – CR3 Outage” and Note 8C.

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

Our largest stranded cost exposure is for PEF’s purchased power commitments with QFs, under which PEF has future minimum expected capacity payments through 2025 of $4.1 billion (See Notes 22A and 22B). PEF was obligated to enter into these contracts under provisions of the Public Utilities Regulatory Policies Act of 1978. PEF continues to seek ways to address the impact of escalating payments under these contracts. However, the FPSC allows full recovery of the retail portion of the cost of power purchased from QFs. PEC does not have significant future minimum expected capacity payments under its purchased power commitments with QFs.

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

In February 2007, the FERC adopted final rules making extensive changes to the pro forma open access transmission tariff (OATT) to ensure that transmission service is provided in a fair manner to all transmission customers. PEC’s and PEF’s compliance filings reflecting the required changes in the transmission planning areas were approved by the FERC in 2010. Although this final rule impacted the Utilities’ transmission operations, planning and wholesale marketing functions, it did not have a significant impact on the Utilities’ financial results.

In July 2011, the FERC adopted additional final rules related to regional and interregional transmission planning and cost allocation. These rules also require that the transmission planning process provides a structure whereby a non-incumbent transmission developer could be considered for building transmission projects that are selected for regional or interregional cost allocation. Public utility transmission providers are required to submit compliance filings addressing the regional requirements of the rule by October 2012 and are required to submit compliance filings addressing the interregional requirements of the rule by April 2013. The rule will require significant changes in the PEC and PEF regional and interregional transmission planning and cost allocation approaches, however, based on a preliminary assessment of the rule, it is not expected to have a significant impact on the Utilities’ financial results.

The FERC requires that entities desiring to make wholesale sales of electricity at market-based rates document that they do not possess market power. Market power is exercised when an entity profitably drives up prices through its control of a single activity, such as electricity generation, where it controls a significant share of the total capacity available to the market. The FERC has established screening measures for such determinations. Given the difficulty PEC believed it would experience in passing one of the screens, PEC revised its market-based rate tariffs in 2005 to restrict PEC to making market-based sales outside of its control area and peninsular Florida, and filed a new cost-based tariff for sales within PEC’s control area. PEF likewise made comparable filings which restrict PEF to making market-based rates outside of peninsular Florida and outside of the PEC control area. Accordingly, PEC and PEF make wholesale sales of electricity at cost-based rates in areas inside of PEC’s control area and peninsular Florida, and at market-based rates outside of PEC’s control area and peninsular Florida. We do not anticipate that the operations of the Utilities will be materially impacted by this market-based rate decision.

FRANCHISE MATTERS

PEC has non-exclusive franchises with varying expiration dates in most of the municipalities in North Carolina and South Carolina in which it distributes electricity. In North Carolina, franchises generally continue for 60 years. In South Carolina, franchises continue in perpetuity unless terminated according to certain statutory methods. The general effect of these franchises is to provide for the manner in which PEC occupies rights of way in incorporated areas of municipalities for the purpose of constructing, operating and maintaining an energy transmission and distribution system. Of PEC’s 240 franchises, the majority covers 60-year periods from the date enacted, and 45 have no specific expiration dates. Of the PEC franchise agreements with expiration dates, 11 expire during the period 2012 through 2016, and the remaining agreements expire between 2017 and 2071. We anticipate renewing substantially all of the expiring franchise agreements. To the extent that PEC does not renew the expiring franchise agreements, PEC will continue to operate within municipal rights of way pursuant to statutory authority. PEC also provides service within a number of municipalities and in all of the unincorporated areas within its service area without franchise agreements.

PEF has non-exclusive franchises with varying expiration dates in 113 of the Florida municipalities in which it distributes electricity. PEF also provides service to eight other municipalities and in all of the unincorporated areas within its service area without franchise agreements. The general effect of these franchises is to provide for the manner in which PEF occupies rights of way in incorporated areas of municipalities for the purpose of constructing, operating and maintaining an energy transmission and distribution system. The PEF franchise agreements cover periods ranging from 10- to 30-year periods from the date enacted. Of PEF’s 113 franchise agreements, 25 expire between 2012 and 2016, and the remaining agreements expire between 2017 and 2040. We anticipate renewing substantially all of the expiring franchise agreements. To the extent that PEF does not renew the expiring franchise agreements, PEF will continue to operate within municipal rights of way in compliance with city permitting processes that govern these activities.

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

UTILITY REGULATION

FEDERAL REGULATION

The Utilities are subject to regulation by a number of federal regulatory agencies, including the United States Department of Energy (DOE), the North American Electric Reliability Corporation (NERC), the NRC and the United States Environmental Protection Agency (EPA).

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

PEC and PEF have self-reported to the SERC and Florida Reliability Coordinating Council, respectively, noncompliances and violations with the voluntary and mandatory standards from time to time. The noncompliances and violations have led to the development and implementation of mitigation plans at the Utilities. None of the noncompliances or violations noted above nor the costs of executing the mitigation plans are expected to have a significant impact on our overall compliance efforts, results of operations or liquidity.

Nuclear Regulation

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

Environmental Regulation

The Utilities are also subject to regulation by federal, state and local regulatory agencies. See “Environmental.”

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

In PEF’s 2010 settlement agreement approved by the FPSC, the FPSC authorized PEF the opportunity to earn a ROE of up to 11.5 percent. The 2010 settlement agreement is in effect through the last billing cycle of 2012. See “Recent Developments” for discussion regarding the 2012 settlement agreement.

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

Costs recovered by the Utilities through cost-recovery clauses, by retail jurisdiction, are as follows:

•
North Carolina Retail – fuel costs, the fuel and other portions of purchased power (capacity costs for purchases from dispatchable QFs are also recoverable), costs of new demand-side management (DSM) and  energy efficiency (EE) programs, costs of commodities such as ammonia and limestone used in emissions control technologies (Reagents), and eligible renewable energy costs;

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

PEC is subject to renewable energy standards at the state level in North Carolina. North Carolina’s Renewable Energy and Energy Efficiency Portfolio Standard (NC REPS) establishes minimum standards for the use of energy from specified renewable energy resources or implementation of energy-efficiency measures by the state’s electric utilities beginning with a 3 percent requirement in 2012 and increasing to 12.5 percent in 2021 for regulated public utilities, including PEC. PEC is on track to meet the 3 percent of retail electric sales target in 2012. PEC has worked diligently to meet the set aside requirements in NC REPS, however, our ability to do so is contingent upon developers meeting proposed project sizes and timelines. In the event that PEC is unable to meet any of the NC REPS set-aside requirements, PEC will seek to modify or delay the set-aside provisions as permitted by the NCUC. The premium to be paid by electric utilities to comply with the requirements above the cost they would have otherwise incurred to meet consumer demand is to be recovered through an annual clause. The annual amount that can be recovered through the NC REPS clause is capped and once a utility has expended monies equal to the cap, the utility is deemed to have met its obligations, regardless of the actual renewables generated or purchased. The NCUC has the authority to modify or alter the NC REPS requirements if the NCUC determines it is in the public interest to do so.

Florida energy law enacted in 2008 includes provisions for development of a renewable portfolio standard for Florida utilities. The Florida legislature has not taken action on a renewable portfolio standard rule. Until the rulemaking processes are completed, we cannot predict the costs of complying with the law, but PEF would be able to recover its reasonable and prudent compliance costs.

On July 26, 2011, the FPSC voted to set PEF’s DSM compliance goals to remain at their current level until the next goal setting docket is initiated. An intervener filed a protest to the FPSC’s Proposed Agency Action order, asserting legal challenges to the order. The parties made legal arguments to the FPSC and the FPSC issued an order denying the protest on December 22, 2011. The intervener then filed a notice of appeal of this order to the Florida Supreme Court on January 17, 2012. We cannot predict the outcome of this matter.

See Note 8 for further discussion of regulatory matters.

NUCLEAR MATTERS

GENERAL

The nuclear power industry faces uncertainties with respect to the cost and long-term availability of disposal sites for spent nuclear fuel and other radioactive waste, compliance with changing regulatory requirements, capital outlays for modifications and new plant construction, the technological and financial aspects of decommissioning plants at the end of their licensed lives, and requirements relating to nuclear insurance. Nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs, uprates and certain other modifications.

PEC owns and operates four nuclear generating units: Brunswick Nuclear Plant (Brunswick) Unit No. 1 and Unit No. 2, Shearon Harris Nuclear Plant (Harris) and Robinson Nuclear Plant (Robinson). The NRC has renewed the operating licenses for all of PEC’s nuclear plants. The renewed operating licenses for Brunswick No. 1 and No. 2, Harris and Robinson expire in September 2036, December 2034, October 2046 and July 2030, respectively.

PEF owns and operates one nuclear generating unit, CR3. The NRC operating license held by PEF for CR3 currently expires in December 2016. On March 9, 2009, the NRC docketed, or accepted for review, PEF’s application for a 20-year renewal on the operating license for CR3, which would extend the operating license through 2036, when approved. Docketing the application does not preclude additional requests for information as the review proceeds, nor does it indicate whether the NRC will renew the license. The license renewal application for CR3 is currently under review by the NRC. The NRC’s remaining open items in the license renewal review process are associated with the containment structure repair. Once the repair design has been completed and evaluated, the NRC may proceed with the renewal application review of the containment structure. Assuming the repair is successful, management believes CR3 will satisfy the requirements for the license renewal.

The NRC periodically issues bulletins and orders addressing industry issues of interest or concern that necessitate a response from the industry. It is our intent to comply with and to complete required responses in a safe, timely and accurate manner. Any potential impact to company operations could vary and would be dependent upon the nature of the requirement(s).

CR3 OUTAGE

Over time, PEC and PEF have made various modifications to their nuclear facilities to increase the energy output. During CR3’s fueling and maintenance outage that began in September 2009, PEF commenced a project to replace CR3’s steam generators. During preparations to replace the steam generators, workers discovered a delamination (or separation) within the concrete of the outer wall of the containment building, which resulted in an extension of the outage. In March 2011, engineers investigated and subsequently determined that a new delamination had occurred in another area of the structure after initial repair work was completed and during the late stages of retensioning the containment building. Subsequent to March 2011, monitoring equipment detected additional changes and further damage in the partially tensioned containment building and additional cracking or delaminations could occur during the repair process. Engineering design of the repair is under way. The preliminary cost estimate for the repair, as filed with the FPSC on June 27, 2011, is between $900 million and $1.3 billion. PEF will update the current estimate as this work is completed. Under this repair plan, we estimate CR3 will return to service in 2014. Nuclear safety remains our top priority, and our plans and actions will continue to reflect that commitment. The decision related to repairing or decommissioning CR3 is complex and subject to a number of unknown factors, including but not limited to the cost of repair and the likelihood of obtaining NRC approval to restart CR3 after repair. A number of factors could affect the repair plan, the return-to-service date and costs, including regulatory reviews, final engineering designs, contract negotiations, the ultimate work scope completion, testing, weather, the impact of new information discovered during additional testing and analysis, and other developments. PEF maintains insurance coverage through the Nuclear Electric Insurance Limited’s (NEIL) accidental property damage program, and PEF is continuing to work with NEIL for recovery of applicable repair costs and associated replacement power costs. See Note 8C.

POTENTIAL NEW CONSTRUCTION

While we have not made a final determination on new nuclear construction, we continue to take steps to keep open the option of building one or more plants. During 2008, PEC and PEF filed combined license (COL) applications to potentially construct new nuclear plants in North Carolina and Florida. The NRC estimates that it will take approximately three to four years to review and process the COL applications. We have focused on PEF’s potential construction at Levy given the need for more fuel diversity in Florida and anticipated federal and state policies to reduce greenhouse gas (GHG) emissions as well as existing state legislative policy that is supportive of nuclear projects.

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

On July 30, 2008, PEF filed its COL application with the NRC for two reactors, which was docketed, or accepted for review, by the NRC on October 6, 2008. Docketing the application does not preclude additional requests for information as the review proceeds, nor does it indicate whether the NRC will issue the license. The NRC review and development of the Final Safety Evaluation Report and Final Environmental Impact Statement is expected to be complete in April 2012, which will be followed by mandatory and contested hearings. One joint petition to intervene in the licensing proceeding was filed with the NRC within the 60-day notice period by the Green Party of Florida, the Nuclear Information and Resource Service and the Ecology Party of Florida. The Atomic Safety and Licensing Board (ASLB) admitted one contention regarding potential impacts to wetlands from groundwater use and the potential impact of salt drift from cooling tower operation. Under the current schedule, mandatory and contested hearings are expected to be complete by late 2012, with a combined license issued in 2013. We cannot predict the outcome of this matter.

PEF also completed and submitted a Limited Work Authorization request for Levy concurrent with the COL application. PEF’s initial schedule anticipated performing certain site work pursuant to the Limited Work Authorization prior to COL receipt. However, in 2009, the NRC Staff determined that certain schedule-critical work that PEF had proposed to perform within the scope of the Limited Work Authorization will not be authorized until the NRC issues the COL. Consequently, excavation and foundation preparation work will be shifted until after COL issuance. This factor alone resulted in a minimum 20-month schedule shift later than the projected in-service dates for Units No. 1 and No. 2 of June 2016 and June 2017, respectively, included in the petition for a Determination of Need. Subsequent changes in regulatory and economic conditions have resulted in additional schedule shifts. These conditions include the permitting and licensing process, national and state economic conditions, short-term natural gas prices, and other FPSC decisions. Uncertainty regarding PEF’s access to capital on reasonable terms, its ability to secure joint owners and increasing uncertainty surrounding carbon regulation and its costs could be other factors to affect the Levy schedule.

As disclosed in PEF’s 2011 nuclear cost-recovery filing, the schedule shifts will reduce the near-term capital expenditures for the project and also reduce the near-term impact on customer rates (See Note 8C). PEF will postpone major construction activities on the project until after the NRC issues the COL, which is expected to be in 2013 if the current licensing schedule remains on track. The schedule shifts will also allow more time for certainty around federal climate change policy. We believe that continuing, although at a slower pace than initially anticipated, is a reasonable and prudent course at this early stage of the project. Taking into account cost, potential carbon regulation, fossil fuel price volatility and the benefits of fuel diversification, we consider Levy to be PEF’s preferred baseload generation option. Along with the FPSC’s annual prudence reviews, we will continue to evaluate the project on an ongoing basis based on certain criteria, including, but not limited to, public, regulatory and political support; adequate financial cost-recovery mechanisms; adequate levels of joint owner participation; customer rate impacts; project feasibility, including comparison to other generation options, DSM and EE programs; and availability and terms of capital financing. If the licensing schedule remains on track and if the decision to build is made, the first of the two proposed units could be in service in 2021. The second unit could be in service 18 months later.

PEF signed an engineering, procurement and construction (EPC) agreement on December 31, 2008, with Westinghouse Electric Company LLC and Stone & Webster, Inc. for two Westinghouse AP1000 nuclear units to be constructed at Levy. More than half of the approximate $7.650 billion contract price is fixed or firm with agreed upon escalation factors. The EPC agreement includes various incentives, warranties, performance guarantees, liquidated damage provisions and parent guarantees designed to incent the contractor to perform efficiently. For termination without cause, the EPC agreement contains exit provisions with termination fees, which may be significant, that vary based on the termination circumstances. PEF executed an amendment to the EPC agreement in 2010 due to the schedule shifts previously discussed. Additionally, in light of the schedule shifts in the Levy nuclear project, PEF completed vendor negotiations in July 2011 to continue or suspend purchase orders for long lead time equipment without material fees or charges.

The total escalated cost for the two generating units was estimated in PEF’s petition for the Determination of Need for Levy to be approximately $14 billion. This total cost estimate included land, plant components, financing costs, construction, labor, regulatory fees and the initial core for the two units. An additional $3 billion was estimated for the necessary transmission equipment and approximately 200 miles of transmission lines associated with the project. PEF’s 2011 nuclear cost-recovery filing included an updated analysis that demonstrated continued feasibility of the Levy project with PEF’s then estimated range of total escalated cost, including transmission, of $17.2 billion to $22.5 billion. The filed estimated cost range primarily reflects cost escalation resulting from the schedule shifts. Many factors will affect the total cost of the project and once PEF receives the COL, it will further refine the project timeline and budget. As previously discussed, we will continue to evaluate the Levy project on an ongoing basis.

Florida regulations allow investor-owned utilities such as PEF to recover the retail portion of prudently incurred site selection costs, preconstruction costs and the carrying cost on construction cost balances of a nuclear power plant prior to commercial operation. The costs are recovered on an annual basis through the Capacity Cost-Recovery Clause (CCRC). Such amounts will not be included in a utility’s rate base when the plant is placed in commercial operation. The nuclear cost-recovery rule also has a provision to recover costs should the project be abandoned after the utility receives a final order granting a Determination of Need. These costs include any unrecovered retail portion of construction work in progress at the time of abandonment and any other prudent and reasonable exit costs. In addition, the rule requires the FPSC to conduct an annual prudence review of the reasonableness and prudence of all such costs, including construction costs, and such determination shall not be subject to later review except upon a finding of fraud, intentional misrepresentation or the intentional withholding of key information by the utility (See Note 8C).

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

SECURITY

The NRC issues orders with regard to security at nuclear plants in response to new or emerging threats. The most recent orders include additional restrictions on nuclear plant access, increased security measures at nuclear facilities and closer coordination with our partners in intelligence, military, law enforcement and emergency response at the federal, state and local levels. We are in compliance with the requirements outlined in the orders through the use of additional security measures until permanent construction projects are completed in 2012. As the NRC, other governmental entities and the industry continue to consider security issues, it is possible that more extensive security plans could be required.

SPENT NUCLEAR FUEL

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

Under federal law, the DOE is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. We have contracts with the DOE for the future storage and disposal of our spent nuclear fuel. Delays have occurred in the DOE’s proposed permanent repository to be located at Yucca Mountain, Nev. See Note 22C for information about complaints filed by the Utilities in the United States Court of Federal Claims against the DOE for its failure to fulfill its contractual obligation to receive spent fuel from nuclear plants. Failure to open Yucca Mountain or another facility would leave the DOE open to further claims by utilities.

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

DECOMMISSIONING

In the Utilities’ retail jurisdictions, provisions for nuclear decommissioning costs are approved by the respective state utility commissions and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdiction, the provisions for nuclear decommissioning costs are approved by the FERC. A condition of the operating license for each unit requires an approved plan for decontamination and decommissioning. See Note 5C for a discussion of the Utilities’ nuclear decommissioning costs.

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

HAZARDOUS AND SOLID WASTE MANAGEMENT

The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), authorize the EPA to require the cleanup of hazardous waste sites. This statute imposes retroactive joint and several liability. Some states, including North Carolina, South Carolina and Florida, have similar types of statutes. We are periodically notified by regulators, including the EPA and various state agencies, of our involvement or potential involvement in sites that may require investigation and/or remediation. There are presently several sites with respect to which we have been notified of our potential liability by the EPA, the state of North Carolina, the state of Florida or potentially responsible parties (PRP) groups. Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. PEC and PEF are each PRPs at several manufactured gas plant (MGP) sites. We are also currently in the process of assessing potential costs and exposures at other sites. These costs are eligible for regulatory recovery through either base rates or cost-recovery clauses (See Notes 8 and 21). Both PEC and PEF evaluate potential claims against other PRPs and insurance carriers and plan to submit claims for cost recovery where appropriate. The outcome of potential and pending claims cannot be predicted.

While we accrue for probable costs that can be reasonably estimated, based upon the current status of some sites, not all costs can be reasonably estimated or accrued and actual costs may materially exceed our accruals. Material costs in excess of our accruals could have an adverse impact on our financial condition and results of operations.

The EPA’s final rule to regulate coal combustion residuals is expected in 2012. The EPA proposed two options in 2010. The first option would create a comprehensive program of federally enforceable requirements for coal combustion residual management and disposal as hazardous waste. The other option would have the EPA set mandatory performance standards for coal combustion residuals management facilities and regulate disposal of coal combustion residuals as nonhazardous waste (as most states do now). The EPA did not identify a preferred option. Under both options, the EPA may leave in place a regulatory exemption for approved beneficial uses of coal combustion residuals that are recycled. Compliance plans and estimated costs to meet the requirements of new regulations will be determined when any new regulations are finalized.

AIR QUALITY

We are, or may ultimately be, subject to various current and proposed federal, state and local environmental compliance laws and regulations, which likely would result in increased capital expenditures and O&M expense. Control equipment installed for compliance with then-existing or proposed laws and regulations may address some of the issues outlined. PEC and PEF have been developing an integrated compliance strategy to meet these evolving requirements. PEC has installed environmental compliance controls that meet the emission reduction requirements under the first phase of the North Carolina Clean Smokestacks Act (Clean Smokestacks Act). The air quality controls installed to comply with NOx and SO2 requirements under certain sections of the Clean Air Act and the Clean Smokestacks Act, as well as PEC’s plan to replace a portion of its coal-fired generation with natural gas-fueled generation, largely address the CAIR requirements for NOx and SO2 for our North Carolina units at PEC. PEF has installed environmental compliance controls that meet the emission reduction requirements under the first phase of the CAIR.

In 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR) and the maximum achievable control technology (MACT) standards for coal-fired and oil-fired electric steam generating units (EGU MACT). Due to significant investments in NOx and SO2 emissions controls and fleet modernization projects completed or under way, we believe PEC and PEF are positioned to comply with the CSAPR without the need for significant capital expenditures, and PEC is relatively well positioned to comply with the EGU MACT. However, PEF will be required to complete additional emissions controls and/or fleet modernization projects in order to meet the compliance timeframe for the EGU MACT. The CSAPR, slated to be in effect January 1, 2012, was stayed by court order in late 2011. The final EGU MACT will become effective on April 16, 2012. Compliance is due in three years with provisions for a one-year extension from state agencies on a case-by-case basis. We are continuing to evaluate the impacts of the CSAPR and EGU MACT on the Utilities. We anticipate that compliance with the EGU MACT will satisfy the North Carolina mercury rule requirements for PEC.

WATER QUALITY

In 2011, the EPA published its proposed regulations for cooling water intake structures at existing power generating, manufacturing and industrial facilities that withdraw more than two million gallons of water per day from waters of the U.S. and use at least 25 percent of the water they withdraw exclusively for cooling purposes to comply with Section 316(b) of the Clean Water Act. Several of our generating plants will be subject to these regulations. The final rule is expected in 2012.

GLOBAL CLIMATE CHANGE

Global climate change is one of the primary corporate environmental risks identified by our environmental management system. Our risks associated with climate change are discussed under Item 1A, “Risk Factors.”

Growing state, federal and international attention to global climate change may result in the regulation of carbon dioxide (CO2) and other GHGs. The EPA has announced a schedule for development of a new source performance standard for new and existing fossil fuel-fired electric utility units. Under the schedule, the EPA was to propose the standard by September 30, 2011, and issue the final rule by May 2012. The EPA is now expected to propose the standard in the first quarter of 2012. The full impact of regulation under GHG initiatives and any final legislation, if enacted, cannot be determined at this time; however, we anticipate that it could result in significant cost increases over time for which the Utilities would seek corresponding rate recovery.

As previously discussed under “Recent Developments,” we are preparing for a carbon-constrained future and are actively engaged in helping shape effective policies to address the issue. We are taking steps to address global climate change by changing the way we generate electricity through our balanced solution strategy. Our balanced solution as discussed in “Other Matters – Energy Demand” is a comprehensive plan to meet the anticipated demand in our service territories and provides a solid basis for slowing and reducing CO2 emissions by focusing on energy efficiency, alternative energy and a state-of-the-art power system. We continuously evaluate new generation options to determine if they are cost effective for the Southeastern United States where our operations are located.

See Note 21 and MD&A – “Other Matters – Environmental Matters” for additional discussion of our environmental matters, including specific environmental issues, the status of the issues, accruals associated with issue resolutions and our associated exposures.

EMPLOYEES

At February 23, 2012, we employed approximately 11,000 full-time employees. Of this total, approximately 2,000 employees at PEF are represented by the International Brotherhood of Electrical Workers. We entered into a new one-year labor contract with the International Brotherhood of Electrical Workers beginning December 2011. We consider our relationship with employees, including those covered by collective bargaining agreements, to be good.

We have a noncontributory defined benefit retirement (pension) plan for substantially all full-time employees and an employee stock ownership plan among other employee benefits. We also provide contributory postretirement benefits, including certain health care and life insurance benefits, for substantially all retired employees.

At February 23, 2012, PEC and PEF employed approximately 5,500 and 4,000 full-time employees, respectively.

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

We estimate the impact of weather on our earnings based on the number of customers, temperature variances from a normal condition and the amount of electricity the average residential, commercial and some governmental customers historically demonstrated to use per degree day. Our methodology used to estimate the impact of weather does not and cannot consider all variables that may impact customer response to weather conditions such as humidity and relative temperature changes. The precision of this estimate may also be impacted by applying long-term weather trends to shorter periods.

Degree-day data are used to estimate the energy required to maintain comfortable indoor temperatures based on each day’s average temperature. Heating-degree days measure the variation in the weather based on the extent to which the average daily temperature falls below a base temperature, and cooling-degree days measure the variation in weather based on the extent to which the average daily temperature rises above the base temperature. Each degree of temperature below the base temperature counts as one heating-degree day and each degree of temperature above the base temperature counts as one cooling-degree day. PEC’s base temperature for heating- and cooling-degree days is 65° Fahrenheit for all customer classes. PEF’s base temperatures vary by customer class, ranging from 65° to 70° Fahrenheit for cooling-degree days and 55° to 65° Fahrenheit for heating-degree days.

PEC

GENERAL

PEC is a regulated public utility founded in North Carolina in 1908 and is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina. At December 31, 2011, PEC had a total summer generating capacity (including jointly owned capacity) of 12,958 MW. For additional information about PEC’s generating plants, see “Electric – PEC” in Item 2, “Properties.” PEC’s system normally experiences its highest peak demands during the summer, and the all-time system peak of 12,656 megawatt-hours (MWh) was set on August 9, 2007.

PEC’s service territory covers approximately 34,000 square miles, including a substantial portion of the coastal plain of North Carolina extending from the Piedmont to the Atlantic coast between the Pamlico River and the South Carolina border, the lower Piedmont section of North Carolina, an area in western North Carolina in and around the city of Asheville and an area in the northeastern portion of South Carolina. At December 31, 2011, PEC was providing electric services, retail and wholesale, to approximately 1.5 million customers. Major wholesale power sales customers include North Carolina Electric Membership Corporation, North Carolina Eastern Municipal Power Agency (Power Agency) and Public Works Commission of the City of Fayetteville, North Carolina. Major industries in PEC’s service area include chemicals, textiles, paper, food, metals, wood products, rubber and plastics and stone products. No single customer accounts for more than 10 percent of PEC’s revenues.

PEC’s net income available to parent was $513 million, $600 million and $513 million for the years ended December 31, 2011, 2010 and 2009, respectively. PEC’s total assets were $16.102 billion, $14.899 billion and $13.502 billion at December 31, 2011, 2010 and 2009, respectively.

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

PEC’s total system generation (excluding jointly owned capacity) by primary energy source, along with purchased power for the last three years, is presented in the following table:

	2011	2010	2009
Nuclear	43%	35%	41%
Coal	35%	49%	46%
Oil/Gas	13%	9%	6%
Purchased Power	8%	6%	6%
Hydro	1%	1%	1%

PEC is generally permitted to pass the cost of fuel and certain purchased power costs to its customers through fuel cost-recovery clauses. Because these costs are primarily recovered through recovery clauses established by regulators, fluctuations do not materially affect net income. The future prices for and availability of various fuels discussed in this report cannot be predicted with complete certainty. See “Commodity Price Risk” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Item 1A, “Risk Factors.” However, PEC

believes that its fuel supply contracts, as described below and in Note 22A, will be adequate to meet its fuel supply needs.

Nuclear

Nuclear fuel is processed through four distinct stages: uranium ore mining and milling, conversion, enrichment and fabrication. PEC has sufficient contracts for each stage to meet its nuclear fuel requirement needs for the foreseeable future. PEC’s nuclear fuel contracts typically have terms ranging from three to fifteen years. For a discussion of PEC’s plans with respect to spent fuel storage, see “Nuclear Matters – Spent Nuclear Fuel.”

Coal

PEC anticipates a burn requirement of approximately 9.6 million tons of coal in 2012. Approximately 88 percent of the coal is expected to be supplied from Central Appalachian, 7 percent from Illinois Basin, and 5 percent from Northern Appalachian coal sources and will be primarily delivered by rail.

For 2012, PEC has short-term, intermediate and long-term agreements from various sources for approximately 98 percent of its estimated burn requirements of its coal units. The contracts have expiration dates ranging from one to seven years. PEC will continue to sign contracts of various lengths, terms and quality to meet its expected burn requirements.

As discussed within Note 8B, PEC has implemented a plan to retire certain coal-fired units representing approximately 30 percent of its coal-fired power generation fleet no later than the end of 2013 as part of a major coal-to-gas modernization strategy. See “Oil and Gas” for planned gas facilities.

Oil and Gas

In June 2011, PEC placed in service a newly constructed 600-MW natural gas-fueled combined cycle unit at the Smith Energy Complex in Richmond County, N.C. PEC is in the process of constructing two new generating facilities: an approximately 950-MW combined cycle natural gas-fueled facility at a site in Wayne County, N.C., and an approximately 620-MW natural gas-fueled generating facility at its Sutton coal plant site in New Hanover County, N.C. The facilities have expected in-service dates in January 2013 and December 2013, respectively.

Oil and natural gas supply for PEC’s generation fleet is purchased under term and spot contracts from various suppliers. PEC uses derivative instruments to limit its exposure to price fluctuations for natural gas. PEC has dual-fuel generating facilities that can operate with both oil and gas. The cost of PEC’s physical oil and natural gas is either at a fixed price or determined by market prices as reported in certain industry publications. PEC believes that it has access to an adequate supply of oil and gas for the reasonably foreseeable future. PEC’s natural gas transportation for its gas generation is purchased under term firm transportation contracts with interstate and intrastate pipelines. PEC may also purchase additional shorter-term transportation for its load requirements during peak periods.

Purchased Power

PEC purchased approximately 4.6 million MWh, 4.0 million MWh and 3.3 million MWh of its system energy requirements during 2011, 2010 and 2009, respectively, under purchase obligations and operating leases and had 1,394 MW of firm purchased capacity under contract during 2011. PEC may need to acquire additional purchased power capacity in the future to accommodate a portion of its system load needs. PEC believes that it can obtain adequate purchased power to meet these needs. However, during periods of high demand, the price and availability of purchased power may be significantly affected.

Hydroelectric

PEC has three hydroelectric generating plants licensed by the FERC: Walters, Tillery and Blewett. PEC also owns the Marshall Plant, which has a license exemption. The total summer generating capacity for all four units is 225 MW. PEC submitted an application to relicense its Tillery and Blewett plants for 50 years and anticipates a decision by the FERC in 2012. The Walters Plant license will expire in 2034.

PEF

GENERAL

PEF is a regulated public utility founded in Florida in 1899 and is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. At December 31, 2011, PEF had a total summer generating capacity (including jointly owned capacity) of 10,019 MW. For additional information about PEF’s generating plants, see “Electric – PEF” in Item 2, “Properties.” PEF’s system normally experiences its highest peak demands during the winter, and the all-time system peak of 10,822 MWh was set on January 11, 2010.

PEF’s service territory covers approximately 20,000 square miles in west-central Florida, and includes the densely populated areas around Orlando, as well as the cities of St. Petersburg and Clearwater. PEF is interconnected with 22 municipal and 9 rural electric cooperative systems. At December 31, 2011, PEF was providing electric services, retail and wholesale, to approximately 1.6 million customers. Major wholesale power sales customers include Seminole Electric Cooperative, Inc., Reedy Creek Improvement District, the city of Gainesville, the city of Winter Park and the city of Homestead. Major industries in PEF’s territory include phosphate rock mining and processing, electronics design and manufacturing, and citrus and other food processing. Other major commercial activities are tourism, health care and agriculture. No single customer accounts for more than 10 percent of PEF’s revenues.

PEF’s net income available to parent was $312 million, $451 million and $460 million for the years ended December 31, 2011, 2010 and 2009, respectively. PEF’s total assets were $14.484 billion, $14.056 billion and $13.100 billion at December 31, 2011, 2010 and 2009, respectively.

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

PEF’s total system generation (excluding jointly owned capacity) by primary energy source, along with purchased power for the last three years is presented in the following table:

	2011	2010	2009
Oil/Gas	56%	54%	44%
Coal	25%	26%	25%
Purchased Power	19%	20%	20%
Nuclear(a)	-%	-%	11%

(a)	Due to the extended outage at CR3 nuclear generating unit that began in September 2009, no nuclear power was generated in 2011 and 2010.

PEF is generally permitted to pass the cost of fuel and certain purchased power to its customers through fuel cost-recovery clauses. Because these costs are primarily recovered through recovery clauses established by regulators, fluctuations do not materially affect net income. In early 2012, PEF agreed to a settlement returning $288 million to customers through the fuel clause (See Note 8C). The future prices for and availability of various fuels discussed in this report cannot be predicted with complete certainty. See “Commodity Price Risk” under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Item 1A, “Risk Factors.” However, PEF believes that its fuel supply contracts, as described below and in Note 22A, will be adequate to meet its fuel supply needs.

Oil and Gas

Oil and natural gas supply for PEF’s generation fleet is purchased under term and spot contracts from various suppliers. PEF uses derivative instruments to limit its exposure to price fluctuations for natural gas and oil. PEF has dual-fuel generating facilities that can operate with both oil and gas. The cost of PEF’s physical oil and natural gas is either at a fixed price or determined by market prices as reported in certain industry publications. PEF believes that it has access to an adequate supply of oil and gas for the reasonably foreseeable future. PEF’s natural gas transportation for its gas generation is purchased under term firm transportation contracts with interstate pipelines. PEF may also purchase additional shorter-term transportation for its load requirements during peak periods.

Coal

PEF anticipates a burn requirement of approximately 4.6 million tons of coal in 2012. Approximately 79 percent of the coal is expected to be supplied from the Illinois Basin and 21 percent from Central Appalachian coal sources and will be primarily delivered by water.

For 2012, PEF has intermediate and long-term contracts from various sources for approximately 105 percent of its estimated burn requirements of its coal units. These contracts have price adjustment provisions and have expiration dates ranging from one to four years. PEF will continue to sign contracts of various lengths, terms and quality to meet its expected burn requirements.

Purchased Power

PEF purchased approximately 7.8 million MWh, 9.5 million MWh and 8.7 million MWh of its system energy requirements during 2011, 2010 and 2009, respectively, under purchase obligations, operating leases and capital leases and had 2,105 MW of firm purchased capacity under contract during 2011. These agreements include approximately 682 MW of firm capacity under contract with certain QFs. PEF may need to acquire additional purchased power capacity in the future to accommodate a portion of its system load needs. PEF believes that it can obtain adequate purchased power to meet these needs if required. However, during periods of high demand, the price and availability of purchased power may be significantly affected.

Nuclear

Nuclear fuel is processed through four distinct stages: uranium ore mining and milling, conversion, enrichment and fabrication. PEF has sufficient contracts for each stage to meet its nuclear fuel requirement needs for the foreseeable future. PEF’s nuclear fuel contracts typically have terms ranging from three to fifteen years. For a discussion of PEF’s plans with respect to spent fuel storage, see “Nuclear Matters – Spent Nuclear Fuel.”

CORPORATE AND OTHER

Corporate and Other primarily includes the operations of the Parent and PESC. The Parent’s unallocated interest expense is included in Corporate and Other. PESC provides centralized administrative, management and support services to our subsidiaries, which generates essentially all of the segment’s revenues. See Note 19 for additional information about PESC services provided and costs allocated to subsidiaries. This segment also includes miscellaneous nonregulated business areas that do not separately meet the quantitative disclosure requirements as a reportable business segment.

The Corporate and Other segment’s net loss attributable to controlling interests was $250 million, $195 million and $216 million for the years ended December 31, 2011, 2010 and 2009, respectively. Corporate and Other segment total assets were $20.926 billion, $21.110 billion and $20.538 billion at December 31, 2011, 2010 and 2009, respectively, which were primarily comprised of the Parent’s investments in subsidiaries.

ELECTRIC UTILITY REGULATED OPERATING STATISTICS – PROGRESS ENERGY
	Years Ended December 31
	2011	2010	2009	2008	2007
Energy supply (millions of kWh)
Generated
Steam	33,834	44,971	40,420	46,771	51,163
Nuclear	25,059	21,624	29,412	30,565	30,336
Combustion turbine/combined cycle	29,259	27,856	21,254	15,557	13,319
Hydro	602	608	651	429	415
Purchased	12,404	13,473	11,996	14,956	14,994
Total energy supply (company share)(a)	101,158	108,532	103,733	108,278	110,227
Jointly owned share(a) (b)	5,046	5,228	5,500	5,780	5,351
Total system energy supply	106,204	113,760	109,233	114,058	115,578
Average fuel costs (per million Btu)
Oil	$14.98	$13.15	$11.78	$9.60	$8.70
Gas	$6.24	$6.92	$8.36	$10.14	$8.67
Coal	$3.73	$3.70	$3.85	$3.50	$3.06
Nuclear	$0.60	$0.59	$0.53	$0.46	$0.45
Weighted-average	$3.55	$3.90	$3.79	$3.66	$3.17
Energy sales (millions of kWh)
Retail
Residential	37,386	39,632	36,516	36,328	37,112
Commercial	25,736	26,080	25,523	26,080	26,215
Industrial	13,856	13,884	13,653	15,174	15,721
Other retail	4,834	4,860	4,753	4,768	4,805
Unbilled	(1,226)	630	491	(107)	(61)
Wholesale	15,215	17,856	17,801	21,063	21,333
Total energy sales	95,801	102,942	98,737	103,306	105,125
Company uses and losses	5,357	5,590	4,996	4,972	5,102
Total energy requirements	101,158	108,532	103,733	108,278	110,227
Operating revenues (in millions)
Retail
Billed	$8,025	$8,714	$8,449	$7,585	$7,672
Unbilled	(58)	28	14	7	1
Wholesale	880	1,080	1,114	1,288	1,191
Miscellaneous revenue	338	354	301	280	270
Amount to be refunded to customers(c)	(288)	-	-	-	-
Total operating revenues of the Utilities	$8,897	$10,176	$9,878	$9,160	$9,134

(a)	The extended outage at PEF's CR3 nuclear generating unit that began in September 2009 impacted the energy supply mix in 2011, 2010 and 2009.
(b)
Amounts represent joint owners' share of the energy supplied from the six generating facilities that are jointly owned. Replacement power was supplied to the CR3 joint owners in 2011 and 2010 from other generating sources or purchased power.

(c)	Amount to be refunded to PEF customers through the fuel clause in accordance with the PEF 2012 settlement agreement (See Note 8C).

ELECTRIC UTILITY REGULATED OPERATING STATISTICS – PEC
	Years Ended December 31
	2011	2010	2009	2008	2007
Energy supply (millions of kWh)
Generated
Steam	21,009	30,528	27,261	28,363	30,770
Nuclear	25,059	21,624	24,467	24,140	24,212
Combustion turbine/combined cycle	7,435	5,429	3,634	2,795	2,960
Hydro	602	608	651	429	415
Purchased	4,512	3,985	3,251	4,735	3,901
Total energy supply (company share)	58,617	62,174	59,264	60,462	62,258
Jointly owned share(a)	5,046	5,228	5,057	5,205	4,800
Total system energy supply	63,663	67,402	64,321	65,667	67,058
Average fuel costs (per million Btu)
Oil	$17.85	$14.34	$14.84	$16.05	$12.28
Gas	$5.98	$6.59	$8.17	$10.66	$9.19
Coal	$3.66	$3.56	$3.82	$3.39	$2.96
Nuclear	$0.60	$0.59	$0.53	$0.46	$0.44
Weighted-average	$2.48	$2.69	$2.60	$2.44	$2.21
Energy sales (millions of kWh)
Retail
Residential	18,148	19,108	17,117	17,000	17,200
Commercial	13,844	14,184	13,639	13,941	14,032
Industrial	10,613	10,665	10,368	11,388	11,901
Other retail	1,610	1,574	1,497	1,466	1,438
Unbilled	(597)	172	360	(8)	(55)
Wholesale	12,605	13,999	13,966	14,329	15,309
Total energy sales	56,223	59,702	56,947	58,116	59,825
Company uses and losses	2,394	2,472	2,317	2,346	2,433
Total energy requirements	58,617	62,174	59,264	60,462	62,258
Operating revenues (in millions)
Retail
Billed	$3,785	$4,044	$3,801	$3,582	$3,534
Unbilled	(34)	11	5	8	-
Wholesale	648	729	707	737	754
Miscellaneous revenue	129	138	114	102	97
Total operating revenues	$4,528	$4,922	$4,627	$4,429	$4,385

(a)	Amounts represent joint owners' share of the energy supplied from the four generating facilities that are jointly owned.

ELECTRIC UTILITY REGULATED OPERATING STATISTICS – PEF
	Years Ended December 31
	2011	2010	2009	2008	2007
Energy supply (millions of kWh)
Generated
Steam	12,825	14,443	13,159	18,408	20,393
Nuclear	-	-	4,945	6,425	6,124
Combustion turbine/combined cycle	21,824	22,427	17,620	12,762	10,359
Purchased	7,892	9,488	8,745	10,221	11,093
Total energy supply (company share)(a)	42,541	46,358	44,469	47,816	47,969
Jointly owned share(a) (b)	-	-	443	575	551
Total system energy supply	42,541	46,358	44,912	48,391	48,520
Average fuel costs (per million Btu)
Oil	$14.11	$12.96	$11.43	$9.24	$8.54
Gas	$6.33	$7.00	$8.40	$10.03	$8.51
Coal	$3.88	$4.09	$4.25	$3.74	$3.28
Nuclear	$-	$-	$0.52	$0.49	$0.48
Weighted-average	$5.53	$6.14	$5.88	$5.67	$4.85
Energy sales (millions of kWh)
Retail
Residential	19,238	20,524	19,399	19,328	19,912
Commercial	11,892	11,896	11,884	12,139	12,183
Industrial	3,243	3,219	3,285	3,786	3,820
Other retail	3,224	3,286	3,256	3,302	3,367
Unbilled	(629)	458	131	(99)	(6)
Wholesale	2,610	3,857	3,835	6,734	6,024
Total energy sales	39,578	43,240	41,790	45,190	45,300
Company uses and losses	2,963	3,118	2,679	2,626	2,669
Total energy requirements	42,541	46,358	44,469	47,816	47,969
Operating revenues (in millions)
Retail
Billed	$4,240	$4,670	$4,648	$4,003	$4,138
Unbilled	(24)	17	9	(1)	1
Wholesale	232	351	407	551	437
Miscellaneous revenue	209	216	187	178	173
Amount to be refunded to customers(c)	(288)	-	-	-	-
Total operating revenues	$4,369	$5,254	$5,251	$4,731	$4,749

(a)	The extended outage at PEF's CR3 nuclear generating unit that began in September 2009 impacted the energy supply mix in 2011, 2010 and 2009.
(b)
Amounts represent joint owners' share of the energy supplied from the two generating facilities that are jointly owned. Replacement power was supplied to the CR3 joint owners in 2011 and 2010 from other generation sources or purchased power.

(c)	Amount to be refunded to customers through the fuel clause in accordance with the 2012 settlement agreement (See Note 8C).

ITEM 1A.	RISK FACTORS

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

On January 8, 2011, we entered into a definitive merger agreement with Duke Energy. Before the Merger may be completed, various filings must be made with certain state and federal regulators, antitrust and other authorities in the United States. See Note 2 for the status of shareholder and regulatory approvals. These governmental authorities may impose conditions on the completion, or require changes to the terms, of the Merger, including restrictions or conditions on the business, operations or financial performance of the combined company following consummation that may materially impact the anticipated benefits of the Merger. These conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger, which could have a material adverse effect on the financial results of the combined company and/or cause either party to abandon the Merger.

In particular, in response to the FERC’s concerns about market power in the Carolinas, we and Duke Energy have prepared a mitigation plan and anticipate filing it with the FERC after review by the NCUC. The mitigation plan contains an interim component involving power sales to new market participants and a permanent component involving construction of transmission upgrades. The companies intend to hold discussions with consumer advocates in an effort to reach agreement concerning state ratemaking treatment associated with the mitigation plan and other merger-related issues. We cannot provide assurances that the FERC will approve the mitigation plan or that the NCUC or SCPSC will approve ratemaking treatment of the components of the plan and other merger-related issues, in each case on terms acceptable to either company. In addition, the companies will have to assess the costs associated with any mitigation plan together with the costs associated with other regulatory approvals in connection with the provisions of the Merger Agreement.

We are also subject to the risk that other required conditions to the Merger may not be satisfied. The Merger is subject to a number of customary closing conditions, including the accuracy of representations and warranties, receipt of legal opinions concerning tax consequences, the absence of legal restraints, and the absence of any material adverse effect with respect to either party. In the event one of these conditions is not satisfied, one or both companies would have the ability to terminate the Merger unless satisfaction of the condition is waived.

In the event that the Merger Agreement is terminated prior to the completion of the Merger, we could incur significant transaction costs that could materially impact our financial performance and results. Failure to complete the Merger could also negatively impact our stock price and our future business and financial results.

We have incurred, and will continue to incur, significant merger transaction costs, including legal, accounting, financial advisory, filing, printing and other costs relating to the Merger. If the Merger is not completed, then the benefit of these costs will be lost. Additionally, if the Merger is not completed, depending upon the reasons for not completing the Merger, including whether we have received or entered into a competing takeover proposal, we may be required to pay Duke Energy a termination fee of $400 million. The costs associated with not completing the Merger could have a material effect on our financial results.

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

In addition, the Merger Agreement restricts us, without Duke Energy's consent, from making certain acquisitions and taking other specified actions, including limiting our total capital spending, limiting the extent to which we can obtain financing through long-term debt and equity issuances or increasing the Parent’s common stock dividend rate until the Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. Unless the Merger Agreement is terminated earlier, we and Duke Energy will each have the right to terminate the Merger Agreement if the Merger has not been completed by July 8, 2012.

The scope of necessary repairs of the delamination of CR3 could prove more extensive than is currently identified, such repairs could prove not to be feasible, the costs of repair and/or replacement power could exceed our estimates and insurance coverage or may not be recoverable through the regulatory process; the occurrence of any of which could adversely affect our financial condition, results of operations and cash flows.

In September 2009, CR3 began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination (or separation) within the concrete at the periphery of the containment building, which resulted in an extension of the outage. After analysis, PEF determined that the concrete delamination at CR3 was caused by redistribution of stresses in the containment wall that occurred when PEF created an opening to accommodate the replacement of the unit’s steam generators. In March 2011, the work to return the plant to service was suspended after monitoring equipment at the repair site identified a new delamination that occurred in a different section of the outer wall after the repair work was completed and during the late stages of retensioning the containment building. Subsequent to March 2011, monitoring equipment has detected additional changes and further damage in the partially tensioned containment building and additional cracking or delaminations could occur during the repair process. CR3 has remained out of service while PEF conducted an engineering analysis and review of the new delamination and evaluated repair options.

In June 2011, PEF notified the NRC and the FPSC that it plans to repair the CR3 containment structure and estimates it will return CR3 to service in 2014. The repair option selected entails systematically removing and replacing concrete in substantial portions of the containment structure walls. The planned option does not include replacing concrete in the area where concrete was replaced during the initial repair. PEF’s preliminary cost estimate for this repair, as filed with the FPSC on June 27, 2011, is between $900 million and $1.3 billion, although a number of factors will affect the repair schedule, return-to-service date and costs of repair, including regulatory reviews, final engineering designs, contract negotiations, ultimate work scope completion, testing, weather, the impact of new information discovered during additional testing and analysis and other developments. In addition to regulatory reviews, our assessment and plans for recovery of costs and repair to CR3 are being reviewed by Duke Energy. PEF believes the actions taken and costs incurred in response to the CR3 delamination have been prudent and, accordingly, believes that replacement power and repair costs not recoverable through insurance to be recoverable through PEF’s fuel cost-recovery clause or base rates.

While the foregoing reflects PEF’s current intentions and estimates with respect to CR3, the costs, timing and feasibility of additional repairs to CR3, the cost of replacement power, and the degree of recoverability of these costs, are all subject to significant uncertainties. Additional developments with respect to the condition of the CR3 structures, costs that are greater than anticipated, recoverability that is less than anticipated and/or the inability to return CR3 to service all could adversely affect our financial condition, results of operations and cash flows. See Note 8C for additional information related to the CR3 outage.

We are subject to fluid and complex government regulations that may have a negative impact on our business, financial condition, results of operations and cash flows.

We are subject to comprehensive regulation by multiple federal, state and local regulatory agencies, which significantly influences our operating environment and may affect our ability to recover costs from utility customers. We are required to comply with numerous laws and regulations and to obtain numerous permits, approvals and certificates from the governmental agencies that regulate various aspects of our business, including customer rates, retail service territories, reliability of our transmission system, applicable renewable energy and energy-efficiency standards, environmental compliance, issuances of securities, asset acquisitions and sales, accounting policies and practices, and the operation of generating facilities. We believe the necessary permits, approvals and certificates have been obtained for our existing operations and that our business is conducted in accordance with applicable laws. Changes in laws and regulations as well as changes in federal administrative policy are ongoing and the ultimate costs of compliance cannot be precisely estimated. Such changes could have an adverse impact on our financial condition, results of operations and cash flows, particularly if the costs of those changes are not fully recoverable from our ratepayers.

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

Regulatory decisions may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses and may overturn past decisions used in determining our revenues and expenses.

Management continually evaluates the anticipated recovery of regulatory assets, liabilities and revenues subject to refund and provides allowances as deemed necessary. In the event that our assessment of the probability of recovery through the ratemaking process is incorrect, we will adjust the associated regulatory asset or liability to reflect the change in our assessment or any regulatory disallowances. A change in our evaluation of the probability of recovery of regulatory assets or a regulatory disallowance of all or a portion of our costs could adversely impact our financial condition, results of operations and cash flows.

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

Occurrences of these events could adversely affect our financial condition, results of operations and cash flows.

A significant portion of our generating facilities was constructed many years ago. Aging equipment, even if maintained in accordance with industry practices, may require significant capital expenditures. Failure of equipment or facilities could potentially increase O&M expense, purchased power expense and capital expenditures.

A cyber attack could adversely affect our business, financial condition, results of operations and cash flows.

Information security risks have generally increased in recent years as a result of the proliferation of new technologies and the increased sophistication and activities of cyber attacks. Through our smart grid and other initiatives, we have increasingly connected equipment and systems related to the generation, transmission and distribution of electricity to the Internet. Because of the critical nature of our infrastructure and the increased accessibility enabled through connection to the Internet, we may face a heightened risk of cyber attack. In the event of such an attack, we could have our business operations disrupted, property damaged and customer information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation and damage to our reputation.

Meeting the anticipated demand in our service territories and fulfilling our environmental compliance strategies will require, among other things, modernization of coal-fired generating facilities, the construction of new generating facilities and the siting and construction of associated transmission facilities. We may not be able to obtain required licenses, permits and rights of way; successfully and timely complete construction; or recover the cost of such new generation and transmission facilities through our base rates or other recovery mechanisms, any of which could adversely impact our financial condition, results of operations and cash flows.

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

As discussed further in the risk factor related to renewable energy standards, we are actively engaged in a variety of alternative energy projects. These alternative energy projects may be determined not to be cost-efficient or cost-effective.

Modernization and Construction of Generating Plants

We are currently evaluating our options for new generating plants, including gas and nuclear technologies. We are implementing our announced plan to retire certain coal-fired units in North Carolina that do not have emission control equipment by the end of 2013 and to construct new natural gas-fueled units at certain of these facilities. We are also evaluating the possibility of converting certain of these facilities to be fueled by natural gas or biomass. At this time, no definitive decision has been made regarding the construction of nuclear plants.

Decisions to build new power plants and successful completion of such construction projects are based on many factors including:

▪	projected system load growth;
▪	performance of existing generation fleet;
▪	availability of competitively priced alternative energy sources;
▪	projections of fuel prices, availability and security;
▪	the regulatory environment, including the ability to recover costs and earn an appropriate return on investment;
▪	operational performance of new technologies;
▪	the time required to permit and construct;
▪	environmental impact;
▪	both public and policymaker support, including support for siting of power plant and associated transmission;
▪	siting and construction of transmission facilities;
▪	cost and availability of construction equipment, materials and skilled labor;
▪	nuclear decommissioning costs, insurance and costs of security;
▪	ability to obtain financing on favorable terms; and
▪	availability of adequate water supply.

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

PEF has entered into an EPC agreement for Levy. However, because of schedule shifts, we executed an amendment to the EPC agreement and will postpone major construction activities on the project until after the NRC issues the COL. Because we have executed an amendment to the EPC agreement and anticipate negotiating additional amendments upon receipt of the COL, we cannot currently predict the timing of when those obligations will be satisfied or the magnitude of any change. PEF has completed suspension negotiations with the equipment vendors regarding those long lead time equipment items for which work was suspended.

In addition, other COL applicants could be pursuing regulatory approval, permitting and construction at roughly the same time as we would. Consequently, there may be shortages of qualified individuals to design, construct and operate these proposed new nuclear facilities.

Gas

In addition to the risks discussed above, the successful construction of a gas-fired plant requires access to an adequate supply of natural gas. The gas pipeline infrastructure in eastern and western North Carolina is limited. Existing pipelines will have to be extended to the new plant locations prior to commencement of operations, which introduces the risks associated with a critical construction project not under our direct control. Power plants fueled by fossil fuels such as natural gas and fuel oil emit GHGs, which may be subject to future regulation.

Coal

In addition to the risks discussed above, the successful modernization of a coal-fired power plant requires the satisfaction of a number of conditions, including, but not limited to, consideration of emissions that impact air and water quality and management of coal combustion products such as slag, bottom ash and fly ash.

We are subject to renewable energy standards that may have a negative impact on our business, financial condition, results of operations and cash flows.

We are subject to state renewable energy standards in North Carolina. North Carolina’s standards include use of energy from specified renewable energy resources or implementation of energy-efficiency measures totaling 3 percent by 2012 and increasing to 12.5 percent by 2021. Florida energy law enacted in 2008 includes provisions for development of a renewable portfolio standard but the rulemaking process is not complete. We may be subject to additional state or federal level standards in the future that could require the Utilities to produce or buy a higher portion of their energy from renewable energy sources. Mandated state and federal standards could result in the use of renewable energy sources that are not cost-effective in order to comply with requirements. If we are not able to receive retail rates reflecting our costs or investments to comply with the state or federal standards, our financial condition, results of operations and cash flows may be adversely affected.

There are inherent potential risks in the operation of nuclear facilities, including environmental, health, safety, regulatory, terrorism, and financial risks, that could result in fines or the shutdown of our nuclear units, which may present potential financial exposures in excess of our insurance coverage.

PEC operates four nuclear units (three of which are jointly owned) and PEF has one jointly owned nuclear unit. In addition, we are exploring the possibility of expanding our nuclear generating capacity to meet future expected baseload generation needs. Our nuclear facilities are subject to operational, environmental, health and financial risks such as the ability to dispose of spent nuclear fuel, maintaining adequate capital reserves for decommissioning, limitations on amounts and types of insurance available, potential operational liabilities and extended outages, and the costs of securing the facilities against possible terrorist attacks. We maintain decommissioning trusts and external insurance coverage to minimize the financial exposure to these risks. However, damages from an accident or business interruption at our nuclear units could exceed the amount of our insurance coverage. For PEF, it may incur liabilities to co-owners in the event of extended outages or operation at less than full capacity. If the Utilities are not allowed to recover the additional costs incurred either through insurance or regulatory mechanisms, our results of operations could be negatively impacted.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generating facilities. In the event of noncompliance, the NRC has the authority to impose fines, set license conditions, shut down a nuclear unit, or take some combination of these actions, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could require us to make substantial expenditures at our nuclear plants. In addition, although we have no reason to anticipate a serious nuclear incident at our plants, if an incident did occur, it could materially and adversely affect our financial condition, results of operations and cash flows. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.

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

In addition, we may be deemed a responsible party for environmental clean-up at sites identified by a regulatory body or private party. We cannot predict with certainty the amount or timing of future expenditures related to environmental matters because of the difficulty of estimating clean-up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all PRPs. While we accrue for probable costs that can be reasonably estimated, not all costs can be reasonably estimated or accrued and actual costs may materially exceed our accruals. Material costs in excess of our accruals could have an adverse impact on our financial condition, results of operations and cash flows.

Our coal-fired plants produce coal combustion products, primarily ash. The EPA and a number of states are considering additional regulatory measures that may affect management, treatment, marketing and disposal of coal combustion residues. Revised or new laws or regulations under consideration may impose changes in solid waste classifications or additional environmental controls for groundwater protection, and future mitigation of related impacts could have a material impact on our financial condition, results of operations and cash flows. We are also evaluating the effect on groundwater quality from past and current operations, which may result in operational changes and additional measures.

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

We are subject to risks associated with climate change, which could have a negative impact on our business, financial condition, results of operations and cash flows. Future legislation or regulations related to climate change may impose significant restrictions on CO2 and other GHG emissions. We may incur significant costs to comply with such legislation or regulations or in connection with related litigation. Physical risks associated with climate change could impact us.

Growing state, federal and international attention to global climate change may result in the regulation of CO2 and other GHGs. Any future legislative or regulatory actions taken to address global climate change represent a business risk to our operations and the full impact of such initiatives on our operations cannot be determined at this time; however, we anticipate that it could result in significant cost increases over time, for which the Utilities would seek corresponding rate recovery. Reductions in CO2 emissions to the levels specified by some proposals could be materially adverse to our financial condition, results of operations and cash flows if associated costs of control or limitation cannot be recovered from ratepayers.

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

We could become subject to litigation related to the purported impacts of GHG emissions. A number of legal actions have been filed against us and other electric utilities asserting public and private nuisance, trespass and negligence claims.

Because weather conditions directly influence the demand for, our ability to provide and the cost of providing electricity, our financial condition, results of operations and cash flows can fluctuate on a seasonal or quarterly basis and can be negatively affected by changes in weather conditions and severe weather.

Weather conditions in our service territories directly influence the demand for electricity and affect the price of energy commodities necessary to provide electricity to our customers. As a result, our future overall operating results may fluctuate substantially on a seasonal basis. In addition, we have historically sold less power, and consequently earned less income, when weather conditions were mild. Unusually mild weather could diminish our results of operations and cash flows and harm our financial condition.

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

Our ability to recover significant costs resulting from severe weather events is subject to regulatory oversight, and the timing and amount of any such recovery is uncertain and may impact our financial condition, results of operations and cash flows.

We are subject to incurring significant costs resulting from damage sustained during severe weather events. While the Utilities have historically been granted regulatory approval to defer and amortize or collect from customers the majority of significant storm costs incurred, the Utilities’ storm cost-recovery petitions may not always be granted or may not be granted in a timely manner. If we cannot recover costs associated with future severe weather events in a timely manner, or in an amount sufficient to cover our actual costs, our financial condition, results of operations and cash flows could be materially and adversely impacted.

Under its 2010 settlement agreement, PEF is allowed to recover the costs of named storms on an expedited basis through a surcharge on monthly residential customer bills for storm costs. In the event the storm costs exceed the maximum allowed surcharge, which will be eliminated under the 2012 settlement agreement, excess additional costs can be deferred and recovered in a subsequent year or years as determined by the FPSC. Additionally, the order approving the settlement agreement allows PEF to use the surcharge to replenish the storm damage reserve to a specified level after storm costs are fully recovered.

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

Our revenues, operating results and financial condition are impacted by customer growth and usage. Customer growth can be impacted by population growth as well as by economic factors, including, but not limited to, job growth and housing market trends. The Utilities are impacted by the economic cycles of the customers we serve. As our service territories experience economic downturns, residential customer consumption patterns may change and our revenues may be negatively impacted. If our commercial and industrial customers experience economic downturns, their consumption of electricity may decline and our revenues can be negatively impacted. Like other parts of the United States, our service territories and business have been impacted by the current economic conditions. The timing and extent of the recovery of the economy cannot be predicted. Additionally, our customers could voluntarily reduce their consumption of electricity in response to decreases in their disposable income or individual energy conservation efforts.

Wholesale revenues fluctuate with regional demand, fuel prices and contracted capacity. Our wholesale profitability is dependent upon market conditions and our ability to renew or replace expiring wholesale contracts on favorable terms. Based on economic conditions in effect when wholesale contracts expire, the Utilities may not be successful in renewing or replacing expiring contracts.

Fluctuations in commodity prices or availability may adversely affect various aspects of the Utilities’ operations as well as the Utilities’ financial condition, results of operations and cash flows.

We are exposed to the effects of market fluctuations in the price of natural gas, coal, fuel oil, nuclear fuel, electricity and other energy-related commodities, including emission allowances, as a result of our ownership of energy-related assets. Fuel costs are recovered primarily through cost-recovery clauses, subject to the Utilities’ state utility commissions’ approval. Additionally, we have hedging strategies in place to mitigate fluctuations in commodity supply prices, but to the extent that we do not cover our entire exposure to commodity price fluctuations, or our hedging procedures do not work as planned, there can be no assurances that our financial performance will not be negatively impacted by price fluctuations. Additionally, we are exposed to risk that our counterparties will not be able to perform their obligations. Should our counterparties fail to perform, we might be forced to replace the underlying commitment at prevailing market prices. In such an event, we might incur losses in addition to the amounts, if any, already paid to the counterparties.

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

Volatility in market prices for fuel and power may result from, among other items:

▪	weather conditions;
▪	seasonality;
▪	power usage;
▪	illiquid markets;
▪	transmission or transportation constraints or inefficiencies;
▪	technological changes;
▪	availability of competitively priced alternative energy sources;
▪	demand for energy commodities;
▪	production levels of natural gas, crude oil and refined products, nuclear fuel and coal;
▪	natural disasters, wars, terrorism, embargoes and other catastrophic events; and
▪	federal, state and foreign energy and environmental regulation and legislation.

In addition, we anticipate significant capital expenditures for environmental compliance and baseload generation. The completion of these projects within established budgets is contingent upon many variables including the securing of labor and materials at estimated costs. The demand and prices for labor and materials are subject to volatility and may increase in the future. We are subject to the risk that cost overages may not be recoverable from ratepayers and our financial condition, results of operations and cash flows may be adversely impacted.

Prices for emission allowance credits fluctuate. While allowances are eligible for annual recovery in PEF’s jurisdictions in Florida and PEC’s in South Carolina, no such annual recovery exists in North Carolina for PEC. Future changes in the price of allowances could have a significant adverse financial impact on us and PEC and, consequently, on our results of operations and cash flows.

As a holding company with no revenue-generating operations, the Parent is dependent on upstream cash flows from its subsidiaries, primarily the Utilities; its commercial paper program; its credit facility; and its ability to access the long-term debt and equity capital markets.

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

Prior to funding the Parent, its subsidiaries have financial obligations that must be satisfied, including, among others, their respective debt service, preferred dividends and obligations to trade creditors. Additionally, the Utilities could retain their free cash flow to fund their capital expenditures in lieu of receiving equity contributions from the Parent. Should the Utilities not be able to pay dividends or repay funds due to the Parent or if the Parent cannot access the commercial paper market, its credit facility or the long-term debt and equity capital markets, the Parent’s ability to pay principal, interest and dividends would be restricted. The Parent could change its existing common stock dividend policy based upon these and other business factors.

Our business is dependent on our ability to successfully access capital markets on favorable terms. Limits on our access to capital may adversely impact our ability to execute our business plan or pursue improvements that we would otherwise rely on for future growth.

Our cash requirements are driven by the capital-intensive nature of our Utilities. In addition to operating cash flows, we rely heavily on commercial paper, long-term debt and equity issuances. If access to these sources of liquidity becomes constrained, our ability to implement our business strategy will be adversely affected. Market disruptions or a downgrade of our credit ratings could increase our cost of borrowing and may adversely affect our ability to access the financial markets. If we cannot fund our expected capital expenditures and debt maturities through normal operations or by accessing capital markets, our business plans, financial condition, results of operations and cash flows may be adversely impacted.

We typically issue commercial paper to meet short-term liquidity needs. When financial and economic conditions result in tightened short-term credit markets, coupled with corresponding volatility in commercial paper durations and interest rates, we evaluate other options for meeting our short-term liquidity needs, which may include borrowing from our credit facilities, issuing short-term notes, issuing long-term debt and/or issuing equity. In addition, if our short-term credit ratings are downgraded below Tier 2 (A-2/P-2/F2) we could experience increased volatility in commercial paper durations and interest rates and our access to the commercial paper markets may be negatively impacted. In that case, we would evaluate other options for meeting our short-term liquidity needs as previously described. These alternative sources of liquidity may not be available or may not have comparable favorable terms and, thus, may impact adversely our business plans, financial condition, results of operations and cash flows.

Increases in our leverage or reductions in our cash flow could adversely affect our competitive position, business planning and flexibility, financial condition, ability to service our debt obligations and to pay dividends on our common stock, and ability to access capital on favorable terms.

As discussed above, we typically rely heavily on our commercial paper and long-term debt. Our credit agreements contain certain provisions and impose various limitations that could impact our liquidity, such as cross-default provisions and defined maximum total debt to total capital (leverage) ratios. Under these revolving credit facilities, indebtedness includes certain letters of credit, surety bonds and guarantees that are not recorded on the Consolidated Balance Sheets.

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

Any reduction in our credit ratings below investment grade would likely increase our financing costs, limit our access to additional capital and require posting of collateral, all of which could materially affect our business, financial condition, results of operations and cash flows.

While the long-term target credit ratings for the Parent and the Utilities are above the minimum investment grade rating, we cannot provide certainty that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Such circumstances could include, among others, increases in leverage, adverse changes in other financial metrics and adverse regulatory outcomes. Our debt indentures and credit agreements do not contain any “ratings triggers,” which would cause the acceleration of interest and principal payments in the event of a ratings downgrade. Any downgrade could increase our borrowing costs, may adversely affect our access to capital and could result in the posting of additional collateral for derivatives in a liability position, which could negatively impact our financial condition, results of operations and cash flows. Any reduction in our credit ratings below investment grade could also result in collateral posting requirements for certain of our natural gas transportation contracts. We note that the ratings from credit agencies are not recommendations to buy, sell or hold our securities or those of PEC or PEF and that each agency’s rating should be evaluated independently of any other agency’s rating.

Market performance and other changes may decrease the value of NDT funds and benefit plan assets, which then could require significant additional funding.

The performance of the capital markets affects the values of the assets held in trust to satisfy future obligations to decommission the Utilities’ nuclear plants and under our defined benefit pension and other postretirement benefit plans. We have significant obligations in these areas and hold significant assets in these trusts. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected rates of return. Although a number of factors impact our funding requirements, a decline in the market value of the assets may increase the funding requirements of the obligations for decommissioning the Utilities’ nuclear plants and under our defined benefit pension and other postretirement benefit plans. Additionally, changes in interest rates affect the liabilities under these benefit plans; as interest rates decrease, the liabilities increase, potentially requiring additional funding. Further, the funding requirements of the obligations related to these benefit plans may increase due to changes in governmental regulations and participant demographics, including increased numbers of retirements or changes in life expectancy assumptions. If we are unable to successfully manage the NDT funds and benefit plan assets, our financial condition, results of operations and cash flows could be negatively affected.

Impairment of goodwill could have a significant negative impact on our financial condition, results of operations and cash flows.

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of our goodwill is allocated to our utility reporting units, and goodwill impairment tests are performed at the utility reporting unit level.

We calculate the fair value of our utility reporting units by considering various factors, including valuation studies based primarily on income and market approaches. The calculations in both approaches are highly dependent on subjective factors such as management’s estimate of future cash flows, the selection of appropriate discount and growth rates from a marketplace participant’s perspective, and the selection of peer utilities and marketplace transactions for comparative valuation purposes. The estimated future cash flows are based on the Utilities’ business plans that assume the occurrence of certain events in the future, such as the outcome of future rate filings, future approved rates of returns on equity, the timing of anticipated significant future capital investments, the anticipated earnings and returns related to such capital investments, continued recovery of cost of service and renewal of certain contracts. These underlying assumptions and estimates are made as of a point in time. If these assumptions change or should the actual outcome of some or all of these assumptions differ significantly from the current assumptions, the fair value of the utility reporting units could be significantly different in future periods, which could result in a future impairment charge to goodwill. Impairment of our recorded goodwill could result in volatility in our earnings under accounting principles generally accepted in the United States of America (GAAP) and an increase in our leverage, which could trigger a downgrade of our credit ratings leading to higher borrowing costs and/or dilution through additional issuances of common stock. A full impairment of all of our goodwill would cause us to violate financial or restrictive covenants contained in our indebtedness or other contractual arrangements.

Our ability to fully utilize tax credits may be limited. This risk is not applicable to PEC and PEF.

In accordance with the provisions of Internal Revenue Code Section 29/45K, we have generated tax credits based on the content and quantity of coal-based solid synthetic fuels produced and sold to unrelated parties. This tax credit program expired at the end of 2007. The timing of the utilization of the tax credits is dependent upon our taxable income, which can be impacted by a number of factors. The timing of the utilization can also be impacted by certain substantial changes in ownership, including the Merger. Additionally, in the normal course of business, our tax returns are audited by the IRS. If our tax credits were disallowed in whole or in part as a result of an IRS audit, there could be significant additional tax liabilities and associated interest for previously recognized tax credits, which could have a material adverse impact on our earnings and cash flows. Although we are unaware of any currently proposed legislation or new IRS regulations or interpretations impacting previously recorded synthetic fuels tax credits, the value of credits generated could be unfavorably impacted by such legislation or IRS regulations and interpretations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We believe that our physical properties and those of our subsidiaries are adequate to carry on our and their businesses as currently conducted. We maintain property insurance against loss or damage by fire or other perils to the extent that such property is usually insured.

ELECTRIC – PEC

PEC’s 18 generating plants represent a flexible mix of fossil steam, nuclear, combustion turbine, combined cycle and hydroelectric resources, with a total summer generating capacity of 12,958 MW. Of this total, Power Agency owns approximately 700 MW. On December 31, 2011, PEC had the following generating facilities:

					PEC		Summer Net
		No. of			Ownership		Capability(a)
Facility	Location	Units	In-Service Date	Fuel	(in %)		(in MW)
FOSSIL STEAM
Asheville	Arden, N.C.	2	1964-1971	Coal	100		376
Cape Fear(b)	Moncure, N.C.	2	1956-1958	Coal	100		316
Lee(b)	Goldsboro, N.C.	3	1951-1962	Coal	100		382
Mayo	Roxboro, N.C.	1	1983	Coal	83.83		727	(c)
Robinson	Hartsville, S.C.	1	1960	Coal	100		177
Roxboro	Semora, N.C.	4	1966-1980	Coal	96.3	(d)	2,417	(c)
Sutton(b)	Wilmington, N.C.	3	1954-1972	Coal	100		575
	Total	16					4,970
NUCLEAR
Brunswick	Southport, N.C.	2	1975-1977	Uranium	81.67		1,870	(c)
Harris	New Hill, N.C.	1	1987	Uranium	83.83		900	(c)
Robinson	Hartsville, S.C.	1	1971	Uranium	100		724
	Total	4					3,494
COMBUSTION TURBINE
Asheville	Arden, N.C.	2	1999-2000	Gas/Oil	100		324
Blewett	Lilesville, N.C.	4	1971	Oil	100		52
Cape Fear	Moncure, N.C.	2	1969	Oil	100		46
Darlington	Hartsville, S.C.	13	1974-1997	Gas/Oil	100		790
Lee	Goldsboro, N.C.	4	1968-1971	Oil	100		75
Morehead City	Morehead City, N.C.	1	1968	Oil	100		12
Smith(e)	Hamlet, N.C.	5	2001-2002	Gas/Oil	100		820
Robinson	Hartsville, S.C.	1	1968	Gas/Oil	100		11
Sutton	Wilmington, N.C.	3	1968-1969	Gas/Oil	100		61
Wayne County	Goldsboro, N.C.	5	2000-2009	Gas/Oil	100		863
Weatherspoon	Lumberton, N.C.	4	1970-1971	Gas/Oil	100		131
	Total	44					3,185
COMBINED CYCLE
Smith(e)	Hamlet, N.C.	2	2002-2011	Gas/Oil	100		1,084
	Total	2					1,084
HYDRO
Blewett	Lilesville, N.C.	6	1912	Water	100		22
Marshall	Marshall, N.C.	2	1910	Water	100		4
Tillery	Mount Gilead, N.C.	4	1928-1960	Water	100		87
Walters	Waterville, N.C.	3	1930	Water	100		112
	Total	15					225
TOTAL		81					12,958

(a)	Summer ratings reflect compliance with NERC reliability standards and are gross of joint ownership interest.
(b)
PEC has announced that it intends to retire these units no later than the end of 2013. See Item I, "Business - PEC - Fuel and Purchased Power - Oil and Gas" regarding PEC's plans to build new generation fueled by natural gas.

(c)	Facilities are jointly owned by PEC and Power Agency. The capacities shown include Power Agency's share.
(d)	PEC and Power Agency are joint owners of Unit 4 at the Roxboro Plant. PEC's ownership interest in this 698-MW unit is 87.06 percent.
(e)	Formerly referred to as "Richmond."

At December 31, 2011, including both the total generating capacity of 12,958 MW and the total firm contracts for purchased power of 1,394 MW, PEC had total capacity resources of approximately 14,352 MW.

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

At December 31, 2011, PEC had approximately 6,000 circuit miles of transmission lines including 300 miles of 500-kilovolt (kV) lines and 3,100 miles of 230-kV lines. PEC also had approximately 45,000 circuit miles of overhead distribution conductor and 22,000 circuit miles of underground distribution cable. Distribution and transmission substations in service had a transformer capacity of approximately 70 million kilovolt-ampere (kVA) in approximately 900 transformers. Distribution line transformers numbered approximately 538,000 with an aggregate capacity of approximately 24 million kVA.

ELECTRIC – PEF

PEF’s 14 generating plants represent a flexible mix of fossil steam, combustion turbine, combined cycle and nuclear resources, with a total summer generating capacity of 10,019 MW. Of this total, joint owners own approximately 120 MW. On December 31, 2011, PEF had the following generating facilities:

					PEF	Summer Net
		No. of			Ownership	Capability(a)
Facility	Location	Units	In-Service Date	Fuel	(in %)	(in MW)
FOSSIL STEAM
Anclote	Holiday, Fla.	2	1974-1978	Gas/Oil	100	1,011
Crystal River	Crystal River, Fla.	4	1966-1984	Coal	100	2,295
Suwannee River	Live Oak, Fla.	3	1953-1956	Gas/Oil	100	129
	Total	9				3,435
COMBINED CYCLE
Bartow	St. Petersburg, Fla.	1	2009	Gas/Oil	100	1,133
Hines	Bartow, Fla.	4	1999-2007	Gas/Oil	100	1,912
Tiger Bay	Fort Meade, Fla.	1	1997	Gas	100	205
	Total	6				3,250
COMBUSTION TURBINE
Avon Park	Avon Park, Fla.	2	1968	Gas/Oil	100	48
Bartow	St. Petersburg, Fla.	4	1972	Gas/Oil	100	177
Bayboro	St. Petersburg, Fla.	4	1973	Oil	100	174
DeBary	DeBary, Fla.	10	1975-1992	Gas/Oil	100	638
Higgins	Oldsmar, Fla.	4	1969-1971	Gas/Oil	100	105
Intercession City	Intercession City, Fla.	14	1974-2000	Gas/Oil	(b)	982	(c)
Rio Pinar	Rio Pinar, Fla.	1	1970	Oil	100	12
Suwannee River	Live Oak, Fla.	3	1980	Gas/Oil	100	155
Turner	Enterprise, Fla.	4	1970-1974	Oil	100	137
University of Florida
Cogeneration	Gainesville, Fla.	1	1994	Gas	100	46
	Total	47				2,474
NUCLEAR
Crystal River	Crystal River, Fla.	1	1977	Uranium	91.78	860	(c) (d)
	Total	1				860
TOTAL		63				10,019

(a)	Summer ratings reflect compliance with NERC reliability standards and are gross of joint ownership interest.
(b)
PEF and Georgia Power Company are joint owners of a 143-MW advanced combustion turbine located at PEF's Intercession City site. Georgia Power Company has the exclusive right to the output of this unit during the months of June through September. PEF has the right for the remainder of the year.

(c)	Facilities are jointly owned. The capacities shown include joint owners' share.
(d)	Due to the extended outage at the CR3 nuclear generating unit that began in September 2009, no nuclear power was generated in 2011 and 2010 (See Note 8C).
At December 31, 2011, including both the total generating capacity of 10,019 MW and the total firm contracts for purchased power of 2,105 MW, PEF had total capacity resources of approximately 12,124 MW.

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

At December 31, 2011, PEF had approximately 5,100 circuit miles of transmission lines including 200 miles of 500-kV lines and approximately 1,600 miles of 230-kV lines. PEF also had approximately 18,000 circuit miles of overhead distribution conductor and 13,000 circuit miles of underground distribution cable. Distribution and transmission substations in service had a transformer capacity of approximately 65 million kVA in approximately 800 transformers. Distribution line transformers numbered approximately 390,000 with an aggregate capacity of approximately 20 million kVA.

ITEM 3.	LEGAL PROCEEDINGS

Legal proceedings are included in Note 22D and are incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANTS AT FEBRUARY 28, 2012

Name	Age	Recent Business Experience

William D. Johnson	58
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

Jeffrey A. Corbett	52
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

Before joining Progress Energy, Mr. Corbett spent 17 years with Virginia Power, serving in a variety of engineering and leadership roles.

*Vincent M. Dolan	57
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

Before joining PEF, Mr. Dolan was with Foster Wheeler Energy Corporation, an international engineering and manufacturing firm.

*Michael A. Lewis	49
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

Jeffrey J. Lyash	50
Executive Vice President, Energy Supply, Progress Energy, June 2010 to present. In this role, Mr. Lyash oversees Progress Energy’s diverse fleet of generating resources, including nuclear, coal, oil, natural gas and hydroelectric stations. In addition, he oversees fuel procurement for the generating fleet and power trading operations. He also serves as Executive Vice President, PEC, since August 2009, and PEF, since July 2009. Mr. Lyash previously served as Executive Vice President, Corporate Development, Progress Energy, from July 2009 to June 2010; President and Chief Executive Officer, PEF, from June 2006 to July 2009; Senior Vice President, PEF, from November 2003 to June 2006; and Vice President Transmission in Energy Delivery, PEC, from January 2002 to October 2003. Mr. Lyash joined Progress Energy (formerly CP&L) in 1993 and spent his first eight years at the Brunswick Nuclear Plant in Southport, N.C., in a number of management roles. His last position at Brunswick was as Director of Site Operations.

Before joining Progress Energy, Mr. Lyash worked for the NRC between 1984 and 1993 in a number of senior technical and management positions.

John R. McArthur	56
Executive Vice President, Progress Energy, September 2008 to present. In this role, Mr. McArthur is responsible for corporate and utility support functions, including Audit Services, Corporate Communications, Corporate Services, External Relations, Human Resources and Legal. He also serves as General Counsel, since April 2010, and previously from 2004 until 2009, and Corporate Secretary, since 2004, of Progress Energy. Mr. McArthur is also Executive Vice President of PEC since September 2008, Executive Vice President of PEF since November 2008 and Executive Vice President of Florida Progress Corporation since January 2010. Mr. McArthur has been with Progress Energy in a number of roles since 2001, including Senior Vice President, Corporate Relations and Vice President, Public Affairs.

Before joining Progress Energy, Mr. McArthur was a senior adviser to N.C. Governor Mike Easley, handling major policy initiatives as well as media and legal affairs. Previously, he handled state government affairs for General Electric Co. Mr. McArthur also served as chief counsel in the N.C. Attorney General’s office, where he supervised utility, consumer, health care, and environmental protection issues. Prior to that he was a partner with the Raleigh, N.C., law office of Hunton & Williams LLP and served as a law clerk to the Honorable Sam J. Ervin III of the U.S. Court of Appeals for the Fourth Circuit.

Mark F. Mulhern	52
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

James Scarola	55
Senior Vice President and Chief Nuclear Officer, PEC and PEF, January 2008 to present. Mr. Scarola oversees all aspects of our nuclear program. He previously served as Vice President at the Brunswick Nuclear Plant from October 2005 to December 2007. Mr. Scarola joined Progress Energy (formerly CP&L) in 1998, where he served as Vice President at the Harris Nuclear Power Plant until October 2005.

Mr. Scarola entered the nuclear power field in 1978 as a design engineer and has held positions in construction, start-up testing, maintenance, engineering and operations. Prior to joining Progress Energy, he was the General Manager of Florida Power & Light Company’s St. Lucie Nuclear Plant.

Paula J. Sims	50
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

Jeffrey M. Stone	50
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

Prior to joining Progress Energy, Mr. Stone worked as an auditor with Deloitte & Touche in Charlotte, N.C.

Lloyd M. Yates	51
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

PROGRESS ENERGY

Progress Energy’s Common Stock is listed on the New York Stock Exchange under the symbol PGN. The high and low intra-day stock prices for each quarter for the past two years, and the cash dividends declared per share, are as follows:

	High	Low	Dividends Declared
2011
First Quarter	$46.83	$42.55	$0.620
Second Quarter	49.03	45.20	0.620
Third Quarter	52.42	42.05	0.620
Fourth Quarter	56.33	49.37	0.259
2010
First Quarter	$41.35	$37.04	$0.620
Second Quarter	40.69	37.13	0.620
Third Quarter	44.82	38.96	0.620
Fourth Quarter	45.61	43.08	0.620

The December 31 closing price of our Common Stock was $56.02 for 2011 and $43.48 for 2010. At February 23, 2012, we had 48,755 holders of record of Common Stock.

Progress Energy expects to continue its policy of paying regular cash dividends; however, dividends are subject to declaration by the board of directors, and the existing common stock dividend policy could change based upon business factors, including future earnings, capital requirements and financial condition. Additionally, the Merger Agreement restricts our ability, without Duke Energy’s consent, to increase the common stock dividend rate until consummation or termination of the Merger Agreement. See MD&A “Introduction – Merger.” In the fourth quarter of 2011, the board of directors declared a partial dividend of $0.259 per share in order to align our dividend payment schedule with that of Duke Energy such that following the closing of the Merger, all stockholders of the combined company would receive dividends under the Duke Energy dividend schedule. It is anticipated that the board will maintain this alignment in anticipation of the closing of the Merger during 2012. On January 20, 2012, the Progress Energy board of directors declared a full quarterly dividend of $0.620 per share payable on March 16, 2012, to shareholders of record on February 17, 2012.

Neither Progress Energy’s Articles of Incorporation nor any of its debt obligations contain any restrictions on the payment of dividends, so long as no shares of preferred stock are outstanding. Our subsidiaries have provisions restricting dividends on their securities in certain limited circumstances (See Notes 10 and 12B).

Information regarding securities authorized for issuance under our equity compensation plans is included in Progress Energy’s definitive proxy statement for its 2012 Annual Meeting of Shareholders or will be filed as part of an amendment to the Annual Report on Form 10-K/A.

RESTRICTED STOCK UNIT AWARD PAYOUTS

(a)
Securities Delivered. On October 17, 2011, December 8, 2011, and December 12, 2011, 1,108 shares, 3,500 shares and 916 shares, respectively, of our common stock were delivered to certain former employees pursuant to the terms of the Progress Energy 2007 Equity Incentive Plans (the EIP) which has been approved by Progress Energy’s shareholders. The shares of common stock delivered pursuant to the EIP were newly issued shares of Progress Energy.

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

(d)
Exemption from Registration Claimed. The common shares described in this Item were delivered pursuant to a broad-based involuntary, noncontributory employee benefit plan, and thus did not involve an offer to sell or sale of securities within the meaning of Section 2(3) of the Securities Act of 1933. Receipt of the shares of our common stock required no investment decision on the part of the recipient.

ISSUER PURCHASES OF EQUITY SECURITIES FOR FOURTH QUARTER OF 2011

Period	(a) Total Number of Shares (or Units) Purchased (1) to (5)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31	409,839	$49.9474	N/A	N/A
November 1 – November 30	478,809	52.3253	N/A	N/A
December 1 – December 31	84,927	54.1318	N/A	N/A
Total	973,575	$51.4819	N/A	N/A

(1)	At December 31, 2011, Progress Energy does not have any publicly announced plans or programs to purchase shares of its common stock.
(2)
The plan administrator purchased 554,000 shares of our common stock in open-market transactions to meet share delivery obligations under the Progress Energy 401(k) Savings & Stock Ownership Plan (401(k)).

(3)	The plan administrator purchased 215,565 shares of our common stock in open-market transactions to meet share delivery obligations under the Savings Plan for Employees of Florida Progress Corporation.
(4)	The plan administrator purchased 202,186 shares of our common stock in open-market transactions to meet share delivery obligations under the Progress Energy Investor Plus Plan (IPP).
(5)	Progress Energy withheld 1,824 shares of our common stock during the fourth quarter of 2011 to pay taxes due upon the payout of certain Restricted Stock Unit awards pursuant to the terms of the EIP.

PEC

Since 2000, the Parent has owned all of PEC’s common stock, and as a result, there is no established public trading market for the stock. PEC has neither issued nor repurchased any equity securities since becoming a wholly owned subsidiary of the Parent. During 2011, 2010 and 2009, PEC paid dividends to the Parent totaling the amounts shown in PEC’s Consolidated Statements of Changes in Total Equity included in the financial statements in PART II, Item 8. PEC has provisions restricting dividends in certain circumstances (See Notes 10 and 12). PEC does not have any equity compensation plans under which its equity securities are issued.

PEF

All shares of PEF’s common stock are owned by Florida Progress and, as a result, there is no established public trading market for the stock. PEF has neither issued nor repurchased any equity securities since becoming an indirect subsidiary of the Parent. During 2011 and 2010, PEF paid dividends to Florida Progress totaling the amounts shown in PEF’s Statements of Changes in Common Stock Equity included in the financial statements in PART II, Item 8. During 2009, PEF paid no dividends to Florida Progress. PEF has provisions restricting dividends in certain circumstances (See Notes 10 and 12). PEF does not have any equity compensation plans under which its equity securities are issued.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.

PROGESS ENERGY
	Years Ended December 31
(in millions, except per share data)	2011		2010	2009	2008	2007
OPERATING RESULTS
Operating revenues	$8,907		$10,190	$9,885	$9,167	$9,153
Income from continuing operations	587		867	840	778	702
Net income	582		863	761	836	496
Net income attributable to controlling interests	575		856	757	830	504

PER SHARE DATA
Basic and diluted earnings
Income from continuing operations attributable to controlling interests, net of tax	$1.96		$2.96	$2.99	$2.95	$2.70
Net income attributable to controlling interests	1.94		2.95	2.71	3.17	1.96

TOTAL ASSETS	$35,059		$33,054	$31,236	$29,873	$26,338

CAPITALIZATION AND DEBT
Common stock equity	$10,021		$10,023	$9,449	$8,687	$8,395
Noncontrolling interests	4		4	6	6	84
Preferred stock of subsidiaries	93		93	93	93	93
Long-term debt, net(a)	11,991		12,137	12,051	10,659	8,737
Current portion of long-term debt	950		505	406	-	877
Short-term debt	671		-	140	1,050	201
Capital lease obligations	211		221	231	239	247
Total capitalization and debt	$23,941		$22,983	$22,376	$20,734	$18,634
Dividends declared per common share	$2.119	(b)	$2.480	$2.480	$2.465	$2.445

(a)	Includes long-term debt to affiliated trust of $273 million at December 31, 2011 and 2010, $272 million at December 31, 2009 and 2008 and $271 million at December 31, 2007 (See Note 23).
(b)
In the fourth quarter of 2011, the board of directors declared a partial dividend of $0.259 per share in order to align our dividend payment schedule with that of Duke Energy, such that following the closing of the Merger, all stockholders of the combined company would receive dividends under the Duke Energy schedule.

PEC
	Years Ended December 31
(in millions)	2011	2010	2009	2008	2007
OPERATING RESULTS
Operating revenues	$4,528	$4,922	$4,627	$4,429	$4,385
Net income	516	602	514	534	501
Net income attributable to controlling interests	516	603	516	534	501
Net income attributable to parent	513	600	513	531	498

TOTAL ASSETS	$16,102	$14,899	$13,502	$13,165	$11,955

CAPITALIZATION AND DEBT
Common stock equity	$5,088	$5,180	$4,657	$4,301	$3,752
Noncontrolling interests	-	-	3	4	4
Preferred stock	59	59	59	59	59
Long-term debt, net	3,693	3,693	3,703	3,509	3,183
Current portion of long-term debt	500	-	6	-	300
Short-term debt(a)	219	-	-	110	154
Capital lease obligations	12	14	15	16	17
Total capitalization and debt	$9,571	$8,946	$8,443	$7,999	$7,469

(a)	Includes notes payable to affiliated companies related to the money pool program of $31 million at December 31, 2011, and $154 million at December 31, 2007.

PEF

The information called for by Item 6 is omitted for PEF pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following combined MD&A is separately filed by Progress Energy, PEC and PEF. Information contained herein relating to PEC and PEF individually is filed by such company on its own behalf. Neither of the Utilities makes any representation as to information related solely to Progress Energy or the subsidiaries of Progress Energy other than itself.

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

MD&A includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures, “Ongoing Earnings” and “Base Revenues,” discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

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

MERGER

On January 8, 2011, Duke Energy and Progress Energy entered into the Merger Agreement. Pursuant to the Merger Agreement, Progress Energy will be acquired by Duke Energy in a stock-for-stock transaction and become a wholly owned subsidiary of Duke Energy. Consummation of the Merger is subject to customary conditions, including, among others things, approval of the shareholders of each company, expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, and receipt of approvals, to the extent required, from the FERC, the Federal Communications Commission, the NRC, the NCUC, the Kentucky Public Service Commission and the SCPSC. Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public service commissions in those states on the Merger, as applicable and as required.

See Item 1A, “Risk Factors,” and Note 2 for risks and additional information related to the Merger.

The Merger Agreement includes certain restrictions, limitations and prohibitions as to actions we may or may not take in the period prior to consummation of the Merger as discussed below. At this time, we do not anticipate modifying our 2012 strategy discussed below but cannot predict the impact consummation of the Merger will have on our long-term strategy. The combined company’s expected balance sheet and credit metrics are anticipated to enhance our growth opportunities and strategic options.

We do not expect the Merger to have a significant impact on our cash requirements and sources of liquidity during 2012. Pursuant to the Merger Agreement, only limited equity issuances through certain employee benefit plans and stock option plans are permitted. In the event the Merger does not close by the Merger Agreement termination date of July 8, 2012, we may also use equity offerings or ongoing sales of common stock through the IPP and/or employee benefit and stock option plans to support our liquidity requirements. Additionally, the Merger Agreement restricts our ability, without Duke Energy’s consent, to increase the common stock dividend rate until consummation or termination of the Merger Agreement. Total capital spending and the extent to which we can obtain financing through long-term debt issuances are also limited.

After consummation of the Merger, Progress Energy intends to cease filing periodic reports with the SEC as soon as practicable. PEC and PEF intend to continue to file periodic reports with the SEC.

Certain substantial changes in ownership of Progress Energy, including the Merger, can impact the timing of the utilization of tax credit carry forwards and net operating loss carry forwards (See Note 15).

The companies are targeting for the Merger to close during 2012. Until the Merger has received all necessary approvals and has closed, the companies will continue to operate as separate entities. Accordingly, the information presented in this Form 10-K is presented solely for the Progress Registrants on a pre-merger basis.

STRATEGY

Progress Energy is an integrated energy company with two electric utility subsidiaries that operate in regulated retail utility markets in North Carolina, South Carolina and Florida and have access to competitive wholesale markets in the eastern United States. The Utilities have 23,000 MW of regulated generation capacity and serve approximately 3.1 million retail electric customers as well as other load-serving entities.

We are committed to pursuing the successful completion of the Merger with Duke Energy. We believe that the Merger will provide substantial strategic and financial benefits to shareholders, customers and most employees. These benefits include increased financial strength and flexibility, joint dispatch fuel savings for customers in the Carolinas and a larger, more diverse and better-positioned regulated utility business. We are working to address remaining regulatory conditions while preserving the value of the Merger for all of our stakeholders.

We are focused on excelling in the fundamentals of our business including safety, operational excellence and customer service; consistently achieving our financial objectives; maintaining constructive relations with regulators, political leaders and the general public; as well as focusing on strong leadership that fully engages our workforce for high performance. In addition to these fundamentals, we are concentrating on the following four focus areas:

•	Achieve effective integration planning and merger approvals
•	Improve the performance of our nuclear fleet
•	Optimize our balanced solution strategy
•	Accelerate Continuous Business Excellence

EFFECTIVE INTEGRATION PLANNING AND MERGER APPROVALS

As more fully discussed in “Merger” we are pursuing the remaining required regulatory approvals for the Merger and have completed the majority of our merger integration processes. Our integration plans take advantage of the strengths of both companies and the best practices in the industry. Maintaining constructive relations with regulators, public leaders and the general public is fundamental to our business, which will be critical for obtaining the remaining merger approvals. Until the Merger closes, Progress Energy and Duke Energy will continue to operate as two entirely separate companies.

IMPROVE NUCLEAR FLEET PERFORMANCE

We continue to implement a comprehensive, multi-year improvement plan designed to strengthen and align the performance of PEC’s nuclear fleet. We are committed to raising our nuclear fleet performance to a consistently high level of safety, reliability and value. To do that, we have made a number of organizational changes and have intensified our focus on plant operations, outage planning and execution, and continuous improvement. We are also leveraging the expertise and capabilities of our company as a whole to meet these nuclear fleet objectives. We have taken significant remediation steps to improve performance of PEC’s nuclear fleet after a number of unplanned outages in 2010, and the early signs of progress are evident in the results of 2011 operating statistics. The PEC nuclear fleet set a new generation record in 2011 with a capacity factor of 95.2 percent in 2011 compared to 2010’s

83.5 percent. The initial implementation of the multi-year improvement plan for Robinson was a particular focus in 2011 and resulted in higher O&M expense, as discussed in “Results of Operations.” We anticipate a lesser impact on O&M in subsequent years as we continue implementation of the improvement plan.

We are continuing in our process to resolve the extended outage of CR3. We have taken appropriate actions to maintain the unit’s containment in a safe condition throughout the course of the outage. Through the first quarter of 2012, we expect to continue analyzing and refining information related to the engineering, cost and schedule for the repair of CR3. We are continuing to work with our insurers and federal and state regulators. Additional developments with respect to the condition of the CR3 structures, costs that are greater than anticipated, recoverability that is less than anticipated, and/or the inability to return CR3 to service could all adversely affect our financial results and liquidity. As discussed in “Matters Impacting Future Results and Liquidity,” the FPSC has approved a comprehensive settlement agreement between PEF and consumer advocates in Florida that addresses recovery of CR3 replacement power and repair costs.

BALANCED SOLUTION STRATEGY

Our three-pronged balanced solution strategy seeks to meet future customer needs and evolving public policy in a way that creates long-term value for our customers and shareholders. Through a combination of investments and initiatives in energy efficiency, alternative and renewable energy and a state-of-the-art power system, we are addressing the challenge facing our industry of meeting demand and new environmental regulations while controlling costs. Expenditures to achieve our balanced solution are anticipated to be recoverable under base rates or cost-recovery mechanisms implemented in our state jurisdictions.

First, our DSM, EE and energy-conservation programs provide customers with incentives for efficiency improvements and include customer education and outreach efforts. In addition, we are a leader in the utility industry in promoting and preparing for plug-in electric vehicles. We operate a research fleet of plug-in vehicles; maintain partnerships with plug-in vehicle automakers including General Motors, Nissan and Ford; and are participating in a number of demonstration and research programs involving plug-in vehicles and the associated charging stations, including solar-powered charging stations.

Second, we are actively engaged in a variety of alternative energy projects. We have executed contracts to purchase approximately 380 MW of electricity generated from solar, biomass and municipal solid waste sources. The majority of these projects should be online within the next five years. While this currently represents a small percentage of our total capacity, we will continue to pursue additional contracts for these and other alternative energy sources. PEC is on track to meet the first of the targets set under North Carolina’s renewable energy portfolio standard, 3 percent of retail electric sales in 2012.

Third, we are pursuing numerous options for a state-of-the-art power system. Our objective is to have a diverse, flexible generation portfolio that enables us to provide reliable, affordable power with a smaller environmental footprint. Fleet modernization and a substantial smart grid program will help us meet this objective. We are also keeping our options open to build advanced nuclear plants.

We have made significant progress in the coal-to-gas fleet transition we announced in 2009. Our initial plans were to retire 11 North Carolina coal units that do not have scrubbers by no later than the end of 2017. These smaller, aging units represent approximately 30 percent (or 1,500 MW) of our North Carolina fleet. In 2011, we accelerated the final closure timetable to 2013 and retired the first of the units. To replace the coal-fired generation to be retired, we placed a 600-MW combined-cycle plant in service in mid-2011 and have broken ground on two other plants, which are projected to begin service in 2013. Of our approximately 7,500 MW of coal-fired generation, we have scrubbed and installed emission control equipment on almost 5,000 MW in the Carolinas and Florida at an investment of over $2 billion. As a result of the installation of environmental controls and the retirement of unscrubbed coal-fired plants, our emissions profile will be significantly reduced while strengthening our fuel diversification. We believe that these actions will help address growing environmental constraints on coal-fired generation and take advantage of favorable prices for U.S. natural gas as well as improvements in combined-cycle technology.

We are making a significant investment in smart grid technology with initiatives partially funded by $200 million of federal matching infrastructure funds. Reimbursements totaling $89 million have been received to date.

New nuclear generation is a vital long-term part of our balanced solution strategy. While we have not made a final determination on nuclear construction, we have taken steps to keep open the option of building one or more plants. The Utilities have each filed a COL application with the NRC for two additional reactors each at Harris and at Levy. We have focused on Levy given the need for more fuel diversity in Florida and anticipated federal and state policies to reduce GHG emissions, as well as existing state legislative policy that is supportive of nuclear projects. During 2011, the NRC approved the reactor design selected for Levy and Harris, and a decision on the Levy COL is expected in 2013. Once we have received the COL, we will assess the project and determine the schedule. As discussed in “Matters Impacting Future Results and Liquidity,” PEF’s comprehensive settlement agreement addresses recovery of Levy costs through 2017.

We are preparing for an energy future that includes, among other things, carbon reductions and emerging technologies such as smart grid and plug-in electric vehicles. We believe that our balanced solution strategy provides an effective, flexible framework that will prepare us for this new energy future.

CONTINUOUS BUSINESS EXCELLENCE

For the past several years, we have been applying a continuous improvement framework to our operations through our Continuous Business Excellence initiative. Through a disciplined approach to identifying and eliminating waste and continuously improving our business, we are developing sustainable process improvements. In addition, we have been applying the “Lean” process to our operations (Lean is a set of principles, tools and techniques for improving the operating performance of any business). In addition to the improvement events held across our company during 2011, we are applying Lean principles to our merger integration activities discussed above.

MATTERS IMPACTING FUTURE RESULTS AND LIQUIDITY

Our future financial results and liquidity can be impacted by a number of factors, as more fully discussed in Item 1, “Business,” and Item 1A, “Risk Factors.” Declines in demand for electricity can result from economic downturns as well as unseasonable weather. The Utilities are subject to regulation on the federal and state level. Changes in laws and regulation as well as changes in federal administrative policy are ongoing and the ultimate costs of compliance cannot be precisely estimated. Such changes could have an adverse impact on our financial condition, results of operations and cash flows, particularly if the costs of those changes are not fully recoverable from our ratepayers.

As more fully discussed in Note 8C, the FPSC has approved a comprehensive settlement agreement between PEF and consumer advocates in Florida that provides customers a refund of $288 million, removes CR3 from base rates while we continue to analyze options for the plant, limits the costs customers will be charged through 2017 for Levy and allows for base rates to adjust in 2013. The settlement agreement will take effect with the first billing cycle of January 2013. When all the agreement provisions are factored in, the estimated 2013 total increase for the average PEF residential bill is approximately $4.93 per 1,000 kilowatt-hours (kWh), or 4 percent, over current rates. The total PEF customer bill for 2013 and beyond will change as the cost-recovery clause components of the customer bills change. Those expenses are filed and reviewed with the FPSC each year, separate from the base rate.

Despite the recent court-ordered stay of a new air pollution regulation that was slated to go into effect in 2012, we continue to work to lessen the environmental impact of our power plants through our balanced solution strategy. We expect environmental regulations to continue to evolve, including those regarding water quality and the reduction of emissions from coal-fired plants. Compliance is anticipated to require significant capital expenditures that could impact our financial condition, results of operations and cash flows. However, we anticipate that such costs would be eligible for regulatory recovery through either base rates or cost-recovery clauses.

RESULTS OF OPERATIONS

In this section, we provide analysis and discussion of earnings and the factors affecting earnings on both a GAAP and non-GAAP basis. We introduce our results of operations in an overview section followed by a more detailed analysis and discussion by business segment.

We compute our non-GAAP financial measurement “Ongoing Earnings” as GAAP net income attributable to controlling interests less discontinued operations and the effects of certain identified gains and charges, which are considered Ongoing Earnings adjustments. Some of the excluded gains and charges have occurred in more than one reporting period but are not considered representative of fundamental core earnings. Ongoing Earnings is not a measure calculated in accordance with GAAP, and should be viewed as a supplement to, and not a substitute for, our results of operations presented in accordance with GAAP. Ongoing Earnings as presented here may not be comparable to similarly titled measures used by other companies.

A reconciliation of Ongoing Earnings to GAAP net income attributable to controlling interests follows:

(in millions except per share data)	PEC	PEF	Corporate and Other	Total	Per Share
Year ended December 31, 2011
Ongoing Earnings	$541	$530	$(200)	$871	$2.95
Impairment, net of tax(a)	(2)	-	-	(2)	(0.01)
Plant retirement charge, net of tax(a)	(1)	-	-	(1)	-
CVO mark-to-market, net of tax(a)	-	-	(45)	(45)	(0.16)
Merger and integration costs, net of tax(a)	(25)	(21)	-	(46)	(0.16)
CR3 indemnification charge, net of tax(a)	-	(20)	-	(20)	(0.06)
Amount to be refunded to customers, net of tax(b)	-	(177)	-	(177)	(0.60)
Discontinued operations attributable to controlling interests, net of tax	-	-	(5)	(5)	(0.02)
Net income (loss) attributable to controlling interests(c)	$513	$312	$(250)	$575	$1.94

Year ended December 31, 2010
Ongoing Earnings	$618	$462	$(191)	$889	$3.06
Impairment, net of tax(a)	(5)	(1)	-	(6)	(0.02)
Plant retirement charge, net of tax(a)	(1)	-	-	(1)	-
Change in the tax treatment of the Medicare Part D subsidy	(12)	(10)	-	(22)	(0.08)
Discontinued operations attributable to controlling interests, net of tax	-	-	(4)	(4)	(0.01)
Net income (loss) attributable to controlling interests(c)	$600	$451	$(195)	$856	$2.95

Year ended December 31, 2009
Ongoing Earnings	$540	$460	$(154)	$846	$3.03
Impairment, net of tax(a)	-	-	(2)	(2)	(0.01)
Plant retirement charge, net of tax(a)	(17)	-	-	(17)	(0.06)
CVO mark-to-market	-	-	19	19	0.07
Cumulative prior period adjustment related to certain employee life insurance benefits, net of tax(a)	(10)	-	-	(10)	(0.04)
Discontinued operations attributable to controlling interests, net of tax	-	-	(79)	(79)	(0.28)
Net income (loss) attributable to controlling interests(c)	$513	$460	$(216)	$757	$2.71

(a)	Calculated using assumed tax rate of 40 percent to the extent items are tax deductible.
(b)	Calculated using PEF's statutory tax rate of 38.6 percent.
(c)	Net income attributable to controlling interests is shown net of preferred stock dividend requirement of $3 million and $2 million at PEC and PEF, respectively.

Management uses the non-GAAP financial measure Ongoing Earnings (i) as a measure of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends; (ii)

as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; (iii) as a measure for determining levels of incentive compensation; and (iv) in communications with our board of directors, employees, shareholders, analysts and investors concerning our financial performance. Management believes this non-GAAP measure is appropriate for understanding the business and assessing our potential future performance, because excluded items are limited to those that management believes are not representative of our fundamental core earnings (See Note 20).

OVERVIEW

FOR 2011 AS COMPARED TO 2010 and 2010 AS COMPARED TO 2009

For the year ended December 31, 2011, our net income attributable to controlling interests was $575 million, or $1.94 per share, compared to net income attributable to controlling interests of $856 million, or $2.95 per share, for the same period in 2010. The decrease as compared to prior year was primarily due to:

•	the charge recorded for the amount to be refunded to customers through the fuel clause in accordance with PEF’s 2012 settlement agreement (Ongoing Earnings adjustment);
•	less favorable impact of weather at the Utilities;
•	loss recorded due to mark-to-market change in fair value of contingent value obligations (CVOs) (Ongoing Earnings adjustment) and
•	lower wholesale base revenues at the Utilities.

Partially offsetting these items was:

•	lower depreciation and amortization expense recoverable through base rates in accordance with PEF's 2010 settlement agreement.

For the year ended December 31, 2010, our net income attributable to controlling interests was $856 million, or $2.95 per share, compared to net income attributable to controlling interests of $757 million, or $2.71 per share, for the same period in 2009. The increase as compared to prior year was primarily due to:

•	favorable weather at the Utilities and
•	lower loss from discontinued non-utility businesses (Ongoing Earnings adjustment).

Partially offsetting these items was:

•	higher O&M expenses at the Utilities.

PROGRESS ENERGY CAROLINAS

PEC contributed net income available to parent totaling $513 million, $600 million and $513 million in 2011, 2010 and 2009, respectively. The decrease in net income available to parent for 2011 as compared to 2010 was primarily due to the less favorable impact of weather and merger and integration costs. The increase in net income available to parent for 2010 as compared to 2009 was primarily due to the favorable impact of weather, favorable allowance for funds used during construction (AFUDC) equity and favorable retail customer growth and usage, partially offset by higher O&M expenses.

PEC contributed Ongoing Earnings of $541 million, $618 million and $540 million for 2011, 2010 and 2009, respectively. The 2011 Ongoing Earnings adjustments to net income available to parent were a $25 million charge, net of tax, for merger and integration costs, a $2 million impairment of certain miscellaneous investments, net of tax, and a $1 million plant retirement charge, net of tax, related to PEC’s decision to retire certain coal-fired generating units prior to the end of their estimated useful lives. The 2010 Ongoing Earnings adjustments to net income available to parent were a $12 million charge for the change in the tax treatment of the Medicare Part D subsidy, a $5 million impairment of certain miscellaneous investments and other assets, net of tax, and a $1 million plant retirement charge, net of tax. The 2009 Ongoing Earnings adjustments to net income available to parent were a $17 million plant retirement charge, net of tax, and recording a $10 million charge, net of tax, for a cumulative prior period adjustment related to certain employee life insurance benefits. Management does not consider these items to be representative of PEC’s fundamental core earnings and excluded these items in computing PEC’s Ongoing Earnings.

REVENUES

The revenue tables that follow present the total amount and percentage change of total operating revenues and its components. “Base Revenues" is a non-GAAP measure and is defined as operating revenues excluding clause-recoverable regulatory returns, miscellaneous revenues, fuel and other pass-through revenues and refunds, if any. We and PEC consider Base Revenues a useful measure to evaluate PEC’s electric operations because fuel and other pass-through revenues primarily represent the recovery of fuel, applicable portions of purchased power expenses and other pass-through expenses through cost-recovery clauses and, therefore, do not have a material impact on earnings. PEC’s clause-recoverable regulatory returns include renewable energy clause revenues and the return on asset component of DSM and EE. The reconciliation and analysis that follows is a complement to the financial information provided in accordance with GAAP.

A reconciliation of PEC’s Base Revenues to GAAP operating revenues, including the percentage change by customer class and by year, follows:

(in millions)
Customer Class	2011	% Change	2010	% Change	2009
Residential	$1,185	(4.6)	$1,242	10.1	$1,128
Commercial	712	(1.9)	726	2.7	707
Industrial	365	-	365	2.5	356
Governmental	65	-	65	10.2	59
Unbilled	(34)	NM	10	NM	5
Total retail base revenues	2,293	(4.8)	2,408	6.8	2,255
Wholesale base revenues	285	(6.6)	305	(1.0)	308
Total Base Revenues	2,578	(5.0)	2,713	5.9	2,563
Clause-recoverable regulatory returns	31	138.5	13	44.4	9
Miscellaneous	129	(6.5)	138	21.1	114
Fuel and other pass-through revenues	1,790	NM	2,058	NM	1,941
Total operating revenues	$4,528	(8.0)	$4,922	6.4	$4,627
NM - not meaningful

PEC’s total Base Revenues were $2.578 billion and $2.713 billion for 2011 and 2010, respectively. The $135 million decrease in Base Revenues was due primarily to the $107 million unfavorable impact of weather and $20 million lower wholesale base revenues. The unfavorable impact of weather was driven by 20 percent lower heating-degree days and 5 percent lower cooling-degree days than 2010. Cooling-degree days were 19 percent higher than normal and heating-degree days were 9 percent lower than normal in 2011. See “Seasonality and the Impact of Weather” in Item 1, “Business,” for a summary of degree days and weather estimation. The lower wholesale base revenues was primarily due to the $15 million impact of lower demand driven by the unfavorable impact of weather and the $7 million impact of a contract that expired in early 2011.

PEC’s clause-recoverable regulatory returns increased $18 million in 2011 primarily due to recovery of increased spending on DSM programs.

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

PEC’s electric energy sales in kWh and the percentage change by customer class and by year were as follows:

(in millions of kWh)
Customer Class	2011	% Change	2010	% Change	2009
Residential	18,148	(5.0)	19,108	11.6	17,117
Commercial	13,844	(2.4)	14,184	4.0	13,639
Industrial	10,613	(0.5)	10,665	2.9	10,368
Governmental	1,610	2.3	1,574	5.1	1,497
Unbilled	(597)	NM	172	NM	360
Total retail kWh sales	43,618	(4.6)	45,703	6.3	42,981
Wholesale	12,605	(10.0)	13,999	0.2	13,966
Total kWh sales	56,223	(5.8)	59,702	4.8	56,947

The decrease in retail kWh sales in 2011 was primarily due to unfavorable impact of weather, as previously discussed.

The decrease in wholesale kWh sales in 2011 was primarily due to unfavorable impact of weather, as previously discussed, and a contract that expired in early 2011.

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

Fuel and purchased power expenses were $1.702 billion for 2011, which represents a $286 million decrease compared to 2010. This decrease was primarily due to the $169 million impact of lower fuel rates and the $112 million impact of lower system requirements resulting from the unfavorable impact of weather compared to 2010. See “Electric Utility Regulated Operating Statistics – PEC” in Item 1, “Business,” for a summary of average fuel costs.

Fuel and purchased power expenses were $1.988 billion for 2010, which represents a $79 million increase compared to 2009. This increase was primarily due to the $324 million impact of higher system requirements resulting from favorable weather and the impact of nuclear plant outages on PEC’s generation mix, partially offset by $151 million decreased fuel costs in 2010 driven by lower coal and gas prices and $104 million lower deferred fuel expense. The decrease in deferred fuel expense was primarily due to higher fuel and purchased power expenses and lower fuel rates in North Carolina.

Operation and Maintenance

O&M expense was $1.182 billion for 2011, which represents a $24 million increase compared to 2010. This increase was primarily due to $48 million higher nuclear plant O&M costs, $41 million of merger and integration costs, $23 million higher storm costs, $12 million higher fossil generation outage and maintenance costs, $7 million higher vegetation management expense, and a $6 million prior-year nuclear insurance refund, partially offset by $91 million lower nuclear plant outage costs, the $27 million noncapital portion of a judgment from spent fuel litigation (See Note 22D) and the $2 million prior-year impairment of other assets. The higher nuclear plant O&M costs are primarily due to increased spending to improve the performance of Robinson and higher spent fuel storage costs in 2011 as compared to 2010. The lower nuclear plant outage costs are primarily due to two nuclear refueling and maintenance outages in 2011 compared to three in 2010. There were $2 million and $1 million of coal plant retirement charges recognized in 2011 and 2010, respectively. Management does not consider merger and integration costs, impairments and charges recognized for the retirement of generating units prior to the end of their estimated useful lives to be representative of PEC’s fundamental core earnings. Therefore, the impacts of these items are excluded in computing PEC’s Ongoing Earnings. Certain O&M expenses such as the cost of reagents for emission control equipment and wheeling charges are recoverable through cost-recovery clauses. In aggregate, O&M expenses primarily recoverable through base rates increased $15 million compared to the same period in 2010.

O&M expense was $1.158 billion for 2010, which represents an $86 million increase compared to 2009. This increase was primarily due to $78 million higher nuclear plant outage and maintenance costs, $11 million higher employee benefits expense driven by revised actuarial estimates, $7 million higher emission expense primarily due to sales of NOx emission allowances in the prior year and the $2 million impairment of other assets, partially offset by $27 million lower coal plant retirement charges. The higher nuclear plant outage and maintenance costs are primarily due to three nuclear refueling and maintenance outages in 2010 compared to two in 2009 as well as extended outages and more emergent work in 2010 as compared to 2009. As previously discussed, management does not consider impairments and charges recognized for the retirement of generating units prior to the end of their estimated useful lives to be representative of PEC’s fundamental core earnings. Therefore, the impacts of these items are excluded in computing PEC’s Ongoing Earnings. Also, as previously discussed, certain O&M expenses are recoverable through cost-recovery clauses. In aggregate, O&M expenses primarily recoverable through base rates increased $69 million compared to the same period in 2009.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense was $514 million, $479 million and $470 million for 2011, 2010 and 2009, respectively. The $35 million increase in 2011 was primarily due to higher depreciable asset base driven by placing the newly constructed combined-cycle unit at the Smith Energy Complex into service in mid-2011.

Other

Other operating expense was $34 million for 2011, which represents a $26 million increase compared to 2010. The $34 million expense in 2011 was primarily due to the $28 million retail disallowance of replacement power costs resulting from the prior-year performance of nuclear plants (See Note 8B). The $8 million expense in 2010 was primarily due to the $7 million impairment of certain miscellaneous investments. Management does not consider impairments to be representative of PEC’s fundamental core earnings. Therefore, the impacts of impairments are excluded in computing PEC’s Ongoing Earnings.

Total Other Income, Net

Total other income, net was $71 million for 2011, which represents a $4 million increase compared to 2010. This increase was primarily due to favorable AFUDC equity of $7 million resulting from increased construction project costs, partially offset by $4 million impairment of certain miscellaneous investments. Management does not consider impairments to be representative of PEC’s fundamental core earnings. Therefore, the impacts of impairments are excluded in computing PEC’s Ongoing Earnings.

Total other income, net was $67 million for 2010, which represents a $47 million increase compared to 2009. This increase was primarily due to favorable AFUDC equity of $31 million resulting from increased construction project costs and a $16 million cumulative prior period adjustment charge recorded in 2009 related to certain employee life insurance benefits. The prior period adjustment was not material to 2009 or previously issued financial statements. Management determined that the adjustment should be excluded in computing PEC’s Ongoing Earnings.

Income Tax Expense

Income tax expense was $256 million, $350 million and $277 million in 2011, 2010 and 2009, respectively. The $94 million decrease in 2011 compared to 2010 was primarily due to the $72 million impact of lower pre-tax income and the $12 million prior-year impact of the change in the tax treatment of the Medicare Part D subsidy resulting from federal health care reform enacted in 2010 (See Note 17). The $73 million income tax expense increase in 2010 compared to 2009 was primarily due to the $64 million impact of higher pre-tax income and the $12 million impact of the Medicare Part D subsidy previously discussed. Management does not consider the change in the tax treatment of the Medicare Part D subsidy to be representative of PEC’s fundamental core earnings and, therefore, the amount is excluded in computing PEC’s Ongoing Earnings.

PROGRESS ENERGY FLORIDA

PEF contributed net income available to parent totaling $312 million, $451 million and $460 million in 2011, 2010 and 2009, respectively. The decrease in net income available to parent for 2011 as compared to 2010 was primarily due to the charge for the amount to be refunded to customers through the fuel clause in accordance with the 2012 settlement agreement and the less favorable impact of weather, partially offset by lower depreciation and amortization expense recoverable through base rates. The decrease in net income available to parent for 2010 compared to 2009 was primarily due to unfavorable AFUDC equity and higher O&M expenses, partially offset by the favorable impact of weather and higher clause-recoverable regulatory returns.

PEF contributed Ongoing Earnings of $530 million, $462 million and $460 million in 2011, 2010 and 2009, respectively. The 2011 Ongoing Earnings adjustments to net income available to parent were a $177 million charge, net of tax, for the amount to be refunded to customers through the fuel clause, a $21 million charge, net of tax, for merger and integration costs and a $20 million charge, net of tax, for indemnification for the estimated future years’ joint owner replacement power costs for CR3. The 2010 Ongoing Earnings adjustments to net income available to parent were a $10 million charge for the change in the tax treatment of the Medicare part D subsidy and a $1 million impairment of other assets, net of tax. Management does not consider these charges to be representative of PEF’s fundamental core earnings and excluded these charges in computing PEF’s Ongoing Earnings. There were no Ongoing Earnings adjustments in 2009.

REVENUES

The revenue tables that follow present the total amount and percentage change of total operating revenues and its components. “Base Revenues” is a non-GAAP measure and is defined as operating revenues excluding clause-recoverable regulatory returns, miscellaneous revenues, fuel and other pass-through revenues and refunds, if any. We and PEF consider Base Revenues a useful measure to evaluate PEF’s electric operations because fuel and other pass-through revenues primarily represent the recovery of fuel, applicable portions of purchased power and other pass-through expenses through cost-recovery clauses and, therefore, do not have a material impact on earnings. PEF’s clause-recoverable regulatory returns include the revenues associated with the return on asset component of nuclear cost-recovery and environmental cost recovery clause (ECRC) revenues. The reconciliation and analysis that follows is a complement to the financial information we provide in accordance with GAAP.

A reconciliation of PEF’s Base Revenues to GAAP operating revenues, including the percentage change by customer class and by year follows:

(in millions)
Customer Class	2011	% Change	2010	% Change	2009
Residential	$983	(5.9)	$1,045	10.5	$946
Commercial	356	(0.8)	359	5.6	340
Industrial	74	(1.3)	75	4.2	72
Governmental	90	(2.2)	92	5.7	87
Unbilled	(24)	NM	17	NM	9
Total retail base revenues	1,479	(6.9)	1,588	9.2	1,454
Wholesale base revenues	110	(31.3)	160	(22.7)	207
Total Base Revenues	1,589	(9.1)	1,748	5.2	1,661
Clause-recoverable regulatory returns	182	5.2	173	98.9	87
Miscellaneous	209	(3.2)	216	14.3	189
Amount to be refunded to customers	(288)	NM	-	-	-
Fuel and other pass-through revenues	2,677	NM	3,117	NM	3,314
Total operating revenues	$4,369	(16.8)	$5,254	0.1	$5,251

PEF’s total Base Revenues were $1.589 billion and $1.748 billion for 2011 and 2010, respectively. The $159 million decrease in Base Revenues was due primarily to the $112 million unfavorable impact of weather and $50 million lower wholesale base revenues. The unfavorable impact of weather was driven by 61 percent lower heating-degree days than 2010. Additionally, heating-degree days were 12 percent lower than normal. See “Seasonality and the Impact of Weather” in Item 1, “Business,” for a summary of degree days and weather estimation. The lower wholesale base revenues were primarily due to decreased revenues from contracts that expired in 2010.

PEF’s amount to be refunded to customers of $288 million in 2011 represents the refund to customers through the fuel clause in accordance with the 2012 settlement agreement (See Note 8C). PEF will refund $129 million in each of 2013 and 2014, and an additional $10 million annually to residential and small commercial customers in 2014, 2015 and 2016. Management does not consider the amount to be refunded to customers to be representative of PEF’s fundamental core earnings. Therefore, the impact of this item is excluded in computing PEF’s Ongoing Earnings.

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

PEF’s clause-recoverable regulatory returns increased $86 million in 2010 primarily due to higher returns on ECRC assets due to placing approximately $1 billion of CAIR projects into service in late 2009 and mid-2010.

PEF’s miscellaneous revenues increased $27 million in 2010 primarily due to $20 million higher transmission revenues driven by favorable weather and $8 million higher right-of-use revenues related to the use of easements and land.

PEF’s electric energy sales in kWh and the percentage change by customer class and by year were as follows:

(in millions of kWh)
Customer Class	2011	% Change	2010	% Change	2009
Residential	19,238	(6.3)	20,524	5.8	19,399
Commercial	11,892	-	11,896	0.1	11,884
Industrial	3,243	0.7	3,219	(2.0)	3,285
Governmental	3,224	(1.9)	3,286	0.9	3,256
Unbilled	(629)	NM	458	NM	131
Total retail kWh sales	36,968	(6.1)	39,383	3.8	37,955
Wholesale	2,610	(32.3)	3,857	0.6	3,835
Total kWh sales	39,578	(8.5)	43,240	3.5	41,790

The decrease in retail kWh sales in 2011 was primarily due to unfavorable impact of weather, as previously discussed.

Wholesale kWh sales decreased in 2011 primarily due to decreased sales from contracts that expired in 2010.

The increase in retail kWh sales in 2010 was primarily due to the favorable impact of weather as previously discussed.

Wholesale kWh sales increased in 2010 primarily due to the favorable impact of weather, which resulted in increased deliveries under a certain capacity contract that has high demand and low energy charges. Despite the increase in sales, wholesale base revenues decreased primarily due to a contract amendment as previously discussed.

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

Fuel and purchased power expenses totaled $2.284 billion in 2011, which represents a $307 million decrease compared to 2010. This decrease was primarily due to lower current year fuel and purchased power costs of $366 million and a decrease in the recovery of deferred capacity costs of $158 million, partially offset by an increase in deferred fuel expense of $217 million. The lower fuel and purchased power costs were driven by the $385 million impact of lower system requirements in 2011 as a result of the unfavorable impact of weather as previously discussed and lower natural gas prices in 2011, partially offset by the $32 million CR3 indemnification charge for the estimated joint owner replacement power costs for future years (through the expiration of the indemnification provisions of the joint owner agreement) that was recorded in 2011 (See Note 8C for a discussion of the CR3 outage and Note 22C for a discussion of the related indemnification). The decrease in the recovery of deferred capacity costs was due to decreased current year rates. Deferred fuel expense increased due to the higher under-recovered fuel costs in 2010 as a result of higher system requirements due to extreme weather. See “Electric Utility Regulated Statistics - PEF” in Item 1, “Business,” for a summary of average fuel costs. Management does not consider the CR3 indemnification of future years’ joint owner replacement power costs to be representative of PEF’s fundamental core earnings. Therefore, the impact of this item is excluded in computing PEF’s Ongoing Earnings.

Fuel and purchased power expenses totaled $2.591 billion in 2010, which represents a $163 million decrease compared to 2009. This decrease was primarily due to lower deferred fuel expense of $520 million resulting from lower fuel rates, which assumed the CR3 outage was completed in 2009, partially offset by increased fuel and purchased power costs in 2010 of $189 million and an increase in the recovery of deferred capacity costs of $167 million. The increased fuel and purchased power costs were primarily driven by higher system requirements resulting from the favorable impact of weather and CR3 replacement power costs net of insurance recovery. The increase in the recovery of deferred capacity costs was primarily due to increased rates and higher system requirements due to favorable weather.

Operation and Maintenance

O&M expense was $881 million in 2011, which represents a $31 million decrease compared to 2010. This decrease was primarily due to $19 million lower ECRC costs resulting from a refund of the 2010 over-recovery, $14 million lower employee-related expenses, $11 million lower vegetation management expense, $7 million lower uncollectible account expense, $5 million lower environmental remediation expense and $2 million prior-year impairment of other assets, partially offset by $35 million of merger and integration costs. Management does not consider impairments and merger and integration costs to be representative of PEF’s fundamental core earnings. Therefore, the impact of these items is excluded in computing PEF’s Ongoing Earnings. The ECRC costs and certain other O&M expenses are recoverable through cost-recovery clauses and, therefore, have no material impact on earnings. In aggregate, O&M expenses primarily recoverable through base rates decreased $15 million compared to the same period in 2010.

O&M expense was $912 million in 2010, which represents a $73 million increase compared to 2009. This increase was primarily due to the $34 million prior-year pension deferral in accordance with an FPSC order; $22 million higher employee benefits expense driven by revised actuarial estimates; $18 million higher Energy Conservation Cost Recovery Clause (ECCR) costs driven by higher deferred expenses due to higher rates, increased energy sales and increased customer usage of load management programs and home improvement incentives; the $11 million prior-year impact of a change in vacation benefits policy; and the $2 million impairment of other assets. These increases are partially offset by $22 million favorable ECRC costs due to lower NOx allowances used resulting from a scrubber placed in service in December 2009. The ECCR and ECRC expenses are recovered through cost-recovery clauses and, therefore, have no material impact on earnings. Management does not consider impairments to be representative of PEF’s fundamental core earnings. Therefore, the impacts of impairments are excluded in computing PEF’s Ongoing Earnings. In aggregate, O&M expenses primarily recoverable through base rates increased $80 million compared to the same period in 2009.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense was $169 million for 2011, which represents a $257 million decrease compared to 2010. This decrease was primarily due to the $190 million increase in the reduction of the cost of removal component of amortization expense in accordance with the 2010 settlement agreement (See Note 8C) and $45 million lower nuclear cost-recovery amortization. The decrease in the nuclear cost-recovery amortization is due to lower approved recovery of preconstruction and carrying costs resulting from schedule shifts in the Levy project (See Note 8C). The nuclear cost-recovery amortization is recovered through a cost-recovery clause and, therefore, has no material impact on earnings. In aggregate, depreciation, amortization and accretion expenses recoverable through base rates or the ECRC decreased $178 million compared to the same period in 2010. In accordance with PEF’s 2010 and 2012 settlement agreements, PEF will have the discretion to reduce the cost of removal component of amortization expense in 2012 and beyond, as well, subject to limitations (See Note 8C).

Depreciation, amortization and accretion expense was $426 million for 2010, which represents a $76 million decrease compared to 2009. This decrease was primarily due to a reduction in the cost of removal component of amortization expense of $60 million in accordance with the 2010 settlement agreement, the lower depreciation rate impact of $43 million and other adjustments required in the 2010 settlement agreement of $13 million, partially offset by the $46 million impact of depreciable asset base increases. The lower depreciation rate resulted from a depreciation study in conjunction with the 2009 base rate case.

Taxes Other Than on Income

Taxes other than on income was $350 million for 2011, which represents a $12 million decrease compared to 2010. This decrease was primarily due to lower gross receipts and franchise taxes of $21 million resulting from lower operating revenues, partially offset by higher property taxes of $12 million resulting primarily from an increase in taxable plant basis. Taxes other than on income was $362 million for 2010, which represents an increase of $15 million compared to 2009, primarily due to higher property taxes of $14 million resulting primarily from placing the repowered Bartow Plant in service in mid-2009. Gross receipts and franchise taxes are collected from customers and recorded as revenues and then remitted to the applicable taxing authority. Therefore, these taxes have no material impact on earnings.

Other

Other operating expense was income of $13 million in 2011 and expense of $4 million and $7 million in 2010 and 2009, respectively. The $13 million income in 2011 was primarily due to a favorable litigation judgment. The $7 million expense in 2009 was primarily due to regulatory disallowance of fuel costs.

Total Other Income, Net

Total other income, net was $35 million for 2011, which represents a $7 million increase compared to 2010. This increase was primarily due to $4 million favorable AFUDC equity related to higher eligible construction project costs.

Total other income, net was $28 million for 2010, which represents a $72 million decrease compared to 2009. This decrease was primarily due to $63 million unfavorable AFUDC equity related to lower eligible construction project costs, primarily due to placing the repowered Bartow Plant and CAIR projects into service in mid- and late 2009, respectively.

Total Interest Charges, Net

Total interest charges, net was $239 million for 2011, which represents a $19 million decrease compared to 2010. This decrease was primarily due to the 2011 settlement of 2004 and 2005 income tax audits.

Total interest charges, net was $258 million in 2010, which represents a $27 million increase compared to 2009. This increase was primarily due to $16 million higher interest driven by higher average long-term debt outstanding and $14 million unfavorable AFUDC debt related to costs associated with eligible construction projects as discussed above.

Income Tax Expense

Income tax expense was $180 million, $276 million and $209 million in 2011, 2010 and 2009, respectively. The $96 million decrease in 2011 compared to 2010 was primarily due to the $91 million impact of lower pre-tax income and the $10 million prior-year impact of the change in the tax treatment of the Medicare Part D subsidy resulting from federal health care reform enacted in 2010 (See Note 17). The $67 million income tax expense increase in 2010 compared to 2009 was primarily due to the $24 million impact of the unfavorable AFUDC equity discussed above, the $23 million impact of higher pre-tax income and the $10 million impact of the Medicare Part D subsidy previously discussed. AFUDC equity is excluded from the calculation of income tax expense. Management does not consider the change in the tax treatment of the Medicare Part D subsidy to be representative of PEF’s fundamental core earnings. Accordingly, the impact of the change is excluded in computing PEF’s Ongoing Earnings.

CORPORATE AND OTHER

The Corporate and Other segment primarily includes the operations of the Parent, PESC and other miscellaneous nonregulated businesses that do not separately meet the quantitative disclosure requirements as a reportable business segment. A discussion of the items excluded from Corporate and Other’s Ongoing Earnings is included in the detailed discussion and analysis that follows. Management believes the excluded items are not representative of our fundamental core earnings. The following table reconciles Corporate and Other’s Ongoing Earnings to GAAP net income attributable to controlling interests:

(in millions)	2011	Change	2010	Change	2009
Other interest expense	$(302)	$(4)	$(298)	$(52)	$(246)
Other income tax benefit	117	1	116	19	97
Other expense	(15)	(6)	(9)	(4)	(5)
Ongoing Earnings	(200)	(9)	(191)	(37)	(154)
CVO mark-to-market, net of tax	(45)	(45)	-	(19)	19
Impairment, net of tax	-	-	-	2	(2)
Discontinued operations attributable to controlling interests, net of tax	(5)	(1)	(4)	75	(79)
Net loss attributable to controlling interests	$(250)	$(55)	$(195)	21	$(216)

OTHER INTEREST EXPENSE

Other interest expense was $302 million, $298 million and $246 million for 2011, 2010 and 2009, respectively. The $52 million increase for 2010 compared to 2009 was primarily due to higher average debt outstanding at the Parent.

OTHER INCOME TAX BENEFIT

Other income tax benefit was $117 million, $116 million and $97 million for 2011, 2010 and 2009, respectively. The $19 million increase for 2010 compared to 2009 was primarily due to the favorable tax impact of higher pre-tax loss.

OTHER EXPENSE

Other expense was $15 million, $9 million and $5 million for 2011, 2010 and 2009, respectively. The $6 million increase in 2011 was primarily due to higher stock-based compensation expense resulting from the increase in Progress Energy’s stock price.

ONGOING EARNINGS ADJUSTMENTS

CVO Mark-to-Market

Progress Energy issued 98.6 million CVOs in connection with the acquisition of Florida Progress in 2000. Each CVO represents the right of the holder to receive contingency payments based on the performance of four synthetic fuels facilities purchased by subsidiaries of Florida Progress in October 1999. The payments are based on the net after-tax cash flows the facilities generate (See Note 16). As a result of a settlement agreement with a CVO holder and a tender offer to CVO holders at a purchase price of $0.75 per CVO (See Note 16), Progress Energy repurchased 80.1 million CVOs in 2011. Progress Energy recorded a pre-tax loss of $59 million in 2011 and a gain of $19 million in 2009 to record the change in fair value of the CVOs, which had average unit prices of $0.75 at December 31, 2011 and $0.16 at December 31, 2010 and 2009. The 18.5 million outstanding CVOs not held by Progress Energy at December 31, 2011, had a fair value of $14 million. The 98.6 million CVOs outstanding at December 31, 2010 and 2009 had a fair value of $15 million. The gain/loss recognized due to changes in fair value is recorded in other, net on the Consolidated Statements of Income. Because Progress Energy is unable to predict the changes in the fair value of the CVOs, management does not consider this adjustment to be representative of our fundamental core earnings. Therefore, the impact of changes in the fair value of CVOs is excluded in computing our Ongoing Earnings.

Impairment, Net of Tax

We recorded a $3 million impairment of investments in 2009. The impairment was recorded in other, net on the Consolidated Statements of Income. Management does not consider impairments to be representative of our fundamental core earnings. Therefore, the impacts of impairments are excluded in computing our Ongoing Earnings.

Discontinued Operations Attributable to Controlling Interests, Net of Tax

We completed our business strategy of divesting of nonregulated businesses to reduce our business risk and focus on core operations of the Utilities. See Note 4 for additional information related to discontinued operations. We recognized $5 million, $4 million and $79 million of losses from discontinued operations attributable to controlling interests, net of tax, for 2011, 2010 and 2009, respectively. Management does not consider operating results of discontinued operations to be representative of our fundamental core earnings. Therefore, the impacts of operating results of discontinued operations are excluded in computing our Ongoing Earnings.

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

IMPACT OF UTILITY REGULATION

Our regulated utilities segments are subject to regulation that sets the rates (prices) we are permitted to charge customers based on the costs that regulatory agencies determine we are permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by a nonregulated company. The application of GAAP for regulated operations to this ratemaking process results in deferral of expense recognition and the recording of regulatory assets based on anticipated future cash inflows. As a result of the ratemaking processes in each state in which we operate, a significant amount of regulatory assets has been recorded. We continually review these regulatory assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future. Additionally, the state regulatory agencies’ ratemaking processes often provide flexibility in the manner and timing of the depreciation of property, nuclear decommissioning costs and amortization of the regulatory assets.

Our conclusion that we and the Utilities meet the criteria to apply GAAP for regulated operations is a material assumption in the presentation and evaluation of our and the Utilities’ financial position and results of operations. The Utilities’ ability to continue to meet the criteria for application of GAAP for regulated operations could be affected in the future by actions of our regulators, competitive forces and restructuring in the electric utility industry. State regulators may not allow the Utilities to increase future retail rates required to recover their operating costs or provide an adequate return on investment, or in the manner requested. State regulators may also seek to reduce or freeze retail rates. Such events occurring over a sustained period could result in the Utilities no longer meeting the criteria for the continued application of GAAP for regulated operations. In the event that GAAP for regulated operations no longer applies to one or both of the Utilities, we are subject to the risk that regulatory assets and liabilities would be eliminated and utility plant assets may be impaired, unless an appropriate recovery mechanism was provided. Additionally, our financial condition, results of operations and cash flows may be materially impacted. See Note 8 for additional information related to the impact of utility regulation on our operations.

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

(in millions)	2011	2010
Progress Energy	$22,497	$21,240
PEC	11,887	10,961
PEF	10,523	10,189

As discussed in Note 14, our financial assets and liabilities are primarily comprised of derivative financial instruments and marketable debt and equity securities held in our nuclear decommissioning trusts. Substantially all unrealized gains and losses on derivatives and all unrealized gains and losses on nuclear decommissioning trust investments are deferred as regulatory liabilities or assets consistent with ratemaking treatment. Therefore, the impact of fair value measurements from recurring financial assets and liabilities on our or the Utilities’ earnings is not significant.

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

Progress Energy’s, PEC’s and PEF’s total AROs at December 31, 2011, were $1.265 billion, $896 million, and $369 million, respectively. We calculated the present value of our AROs based on estimates which are dependent on subjective factors such as management’s estimated retirement costs, the timing of future cash flows and the selection of appropriate discount and cost escalation rates. These underlying assumptions and estimates are made as of a point in time and are subject to change. These changes could materially affect the AROs, although changes in such estimates should not affect earnings, because these costs are expected to be recovered through rates.

Nuclear decommissioning AROs represent 95 percent, 97 percent, and 90 percent, respectively, of Progress Energy’s, PEC’s and PEF’s total AROs at December 31, 2011. To determine nuclear decommissioning AROs, we utilize periodic site-specific cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for our nuclear plants. Our regulators require updated cost estimates for nuclear decommissioning every five years. These cost studies are subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. Changes in PEC’s and PEF’s nuclear decommissioning site-specific cost estimates or the use of alternative cost escalation or discount rates could be material to the nuclear decommissioning liabilities recognized.

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

PEF obtained an updated cost study for its nuclear plant in 2008, using 2008 cost factors, which was updated with the most currently available escalation rates in 2010 (See Note 5C). If the site-specific cost estimates increased by 10 percent, PEF’s AROs would have increased by $32 million. If the inflation adjustment increased 25 basis points, PEF’s AROs would have increased by $25 million. Similarly, an increase in the discount rate of 25 basis points would have decreased PEF’s AROs by $21 million.

GOODWILL

As discussed in Note 9, goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of our goodwill is allocated to our utility reporting units and our goodwill impairment tests are performed at the utility reporting unit level. The carrying amounts of goodwill at December 31, 2011 and 2010, for the PEC and PEF reporting units were $1.922 billion and $1.733 billion, respectively.

We calculate the fair value of our utility reporting units by considering various factors, including valuation studies based primarily on income and market approaches. Generally, more emphasis is applied to the income approach as substantially all of the Utilities’ cash flows are from rate-regulated operations. In such environments, revenue requirements are adjusted periodically by regulators based on factors including levels of costs, sales volumes and costs of capital. Accordingly, the Utilities operate to some degree with a buffer from the direct effects, positive or negative, of significant swings in market or economic conditions.

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

Our 2011 annual test relied primarily on a market approach, which was based on the allocation of the fair value of the consideration to be received in the pending Merger to the utility reporting units. In addition, in response to uncertainty regarding CR3, management performed an additional analysis for the PEF reporting unit based primarily on income and market approaches as previously described. The results of our 2011 annual test of goodwill indicated that the fair values of the PEC and PEF reporting units substantially exceeded their respective carrying values, and therefore the carrying amounts of goodwill for the PEC and PEF reporting units were not impaired.

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

Amounts recorded as receivables on the Balance Sheets at December 31 related to unbilled revenues were as follows:

(in millions)	2011	2010
Progress Energy	$157	$223
PEC	102	136
PEF	55	87

INCOME TAXES

Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. As discussed in Note 15, deferred income tax assets and liabilities represent the future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The probability of realizing deferred tax assets is based on forecasts of future taxable income and the availability of tax-planning strategies that can be implemented, if necessary, to realize deferred tax assets. We establish a valuation allowance when it is more likely than not that all, or a portion of, a deferred tax asset will not be realized.

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

PENSION COSTS

As discussed in Note 17A, we maintain qualified noncontributory defined benefit retirement (pension) plans. We also have supplementary defined benefit pension plans that provide benefits to higher-level employees. Our reported costs are dependent on numerous factors resulting from actual plan experience and assumptions of future experience. For example, such costs are impacted by employee demographics, changes made to plan provisions, actual plan asset returns and key actuarial assumptions, such as expected long-term rates of return on plan assets and discount rates used in determining benefit obligations and annual costs.

We have pension plan assets with a fair value of approximately $2.2 billion at December 31, 2011. For 2011, our expected rate of return on pension plan assets was 8.50%. The expected rate of return used in pension cost recognition is a long-term rate of return; therefore, we do not adjust that rate of return frequently. In 2011, we lowered the expected rate of return from the previously used 8.75%, due primarily to a shift in our investment strategy. A 25 basis point change in the expected rate of return for 2011 would have changed 2011 pension costs by approximately $5 million. For 2012, we have assumed an expected rate of return of 8.25%, which is reflected in the estimates of total 2012 pension costs discussed within this section.

Another factor affecting our pension costs, and sensitivity of the costs to plan asset performance, is the method selected to determine the market-related value of assets, i.e., the asset value to which the expected long-term rate of return is applied. Entities may use either fair value or an averaging method that recognizes changes in fair value over a period not to exceed five years, with the method selected applied on a consistent basis from year to year. We have historically used a five-year averaging method. When we acquired Florida Progress in 2000, we retained the Florida Progress historical use of fair value to determine market-related value for Florida Progress pension assets. Changes in plan asset performance are reflected in pension costs sooner under the fair value method than the five-year averaging method, and, therefore, pension costs tend to be more volatile using the fair value method. Approximately 50 percent of our pension plan assets are subject to each of the two methods.

Due to a decrease in the market interest rates for high-quality (AAA/AA) debt securities, which are used as the benchmark for setting the discount rate to calculate the present value of future benefit payments, we decreased the discount rate to 4.75% at December 31, 2011, from 5.65% at December 31, 2010, which will increase 2012 pension costs, all other factors remaining constant. Our discount rates are selected based on a plan-by-plan study, which matches our projected benefit payments to a high-quality corporate yield curve. Consistent with general market conditions, our plan assets experienced returns of approximately 5% in 2011. That negative asset performance, as compared to our expected asset returns, will result in increased pension costs in 2012, all other factors remaining constant. In addition, contributions to pension plan assets in 2011 and in 2012 will result in decreased pension costs in 2012 due to increased asset balances and resulting expected earnings on those assets, all other factors remaining constant.

Evaluations of our 2012 pension costs have not been completed, but we estimate that the total cost recognized for pensions in 2012 will be $110 million to $120 million, compared with $88 million recognized in 2011. A portion of net periodic benefit cost is capitalized as part of construction work in progress.

Since PEC and PEF participate in our pension plans, the general discussion above applies to PEC and PEF. PEC and PEF have not completed evaluating their 2012 pension costs. PEC estimates that the total cost recognized for pensions in 2012 will be $30 million to $35 million, compared with $24 million recognized in 2011. A 25 basis point change in the expected rate of return for 2011 would have changed PEC’s 2011 pension costs by approximately $3 million. PEF estimates that the total cost recognized for pensions in 2012 will be $50 million to $55 million, compared with $39 million recognized in 2011. A 25 basis point change in the expected rate of return for 2011 would have changed PEF’s 2011 pension costs by approximately $2 million.

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

The majority of our operating costs are related to the Utilities. Most of these costs are recovered from ratepayers in accordance with various rate plans. We are allowed to recover certain fuel, purchased power and other costs incurred by PEC and PEF through their respective recovery clauses. The types of costs recovered through clauses vary by jurisdiction. Fuel price volatility and plant performance can lead to over- or under-recovery of fuel costs, as changes in fuel expense are not immediately reflected in fuel surcharges due to regulatory lag in setting the surcharges. As a result, fuel price volatility and plant performance can be both a source of and a use of liquidity resources, depending on what phase of the cycle of price volatility we are experiencing and/or how our plants are performing. Changes in the Utilities’ fuel and purchased power costs may affect the timing of cash flows, but not materially affect net income. In addition, as discussed in “Future Liquidity and Capital Resources” below, the amount and timing of applicable CR3 repair and associated replacement power recovery from NEIL could impact borrowing needs.

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

The Parent is a holding company and, as such, has no revenue-generating operations of its own. The primary cash needs at the Parent level are our common stock dividend, interest and principal payments on the Parent’s $4.0 billion of senior unsecured debt and potentially funding the Utilities’ capital expenditures through equity contributions. The Parent’s ability to meet these needs is typically funded with dividends from the Utilities generated from their earnings and cash flows and, to a lesser extent, dividends from other subsidiaries; repayment of funds due to the Parent by its subsidiaries; the Parent’s credit facility; and/or the Parent’s ability to access the short-term and long-term debt and equity capital markets. During 2011, PEC paid dividends of $585 million and PEF paid dividends of $510 million to the Parent. PEC and PEF expect to pay dividends to the Parent in 2012. There are a number of factors that impact the Utilities’ decision or ability to pay dividends to the Parent or to seek equity contributions from the Parent, including capital expenditure decisions and the timing of recovery of fuel and other pass-through costs. Therefore, we cannot predict the level of dividends or equity contributions between the Utilities and the Parent from year to year. The Parent could change its existing common stock dividend policy based upon these and other business factors.

Cash from operations, commercial paper issuances, borrowings under our credit facilities and/or long-term debt financings are expected to fund capital expenditures, long-term debt maturities and common stock dividends for 2012. In the event the Merger does not close by the Merger Agreement termination date of July 8, 2012, we may also use equity offerings or ongoing sales of common stock through the IPP and/or employee benefit and stock option plans to support our liquidity requirements (See “Financing Activities”).

We have 23 financial institutions that support our combined $1.978 billion revolving credit facilities for the Parent, PEC and PEF, thereby limiting our dependence on any one institution. The credit facilities serve as back-ups to our commercial paper programs. To the extent amounts are reserved for commercial paper or letters of credit outstanding, they are not available for additional borrowings. At December 31, 2011, the Parent had no outstanding borrowings under its credit facility, $250 million of outstanding commercial paper and had issued $2 million of letters of credit supported by the revolving credit facility. At December 31, 2011, PEC and PEF had no outstanding borrowings under their respective credit facilities and $184 million and $233 million of outstanding commercial paper, respectively. Based on these outstanding amounts at December 31, 2011, there was a combined $1.309 billion available for additional borrowings.

At December 31, 2011, PEC and PEF had limited counterparty mark-to-market exposure for financial commodity hedges (primarily gas and oil hedges) due to spreading our concentration risk over a number of counterparties. In the event of default by a counterparty, the exposure in the transaction is the cost of replacing the agreements at current market rates. At December 31, 2011, the majority of the Utilities’ open financial commodity hedges were in net mark-to-market liability positions. See Note 18A for additional information with regard to our commodity derivatives.

At December 31, 2011, we had limited mark-to-market exposure to certain financial institutions under pay-fixed forward starting swaps to hedge cash flow risk with regard to future financing transactions for the Parent, PEC and PEF. In the event of default by a counterparty, the exposure in the transaction is the cost of replacing the agreements at current market rates. At December 31, 2011, the sums of the Parent’s, PEC’s and PEF’s open pay-fixed forward starting swaps were each in a net mark-to-market liability position. See Note 18B for additional information with regard to our interest rate derivatives.

The Wall Street Reform and Consumer Protection Act (H.R. 4173) includes, among other things, provisions related to the swaps and over-the-counter derivatives markets. Regulations related to these provisions to address items such as mandatory clearing and trading, reporting and capital and margin requirements have not yet been finalized. Given that we use commodity and interest rate hedges to mitigate commercial risk, we expect that we will be considered end users of these products under the law. Therefore, we expect that we will be exempt from the law’s mandatory clearing and trading provisions, subject to certain reporting requirements. Capital and margin requirements for our interest rate and commodity hedges, as well as the law’s impact on our counterparties and other market participants, are expected to be determined as more detailed rules and regulations are published. At this time, we do not expect the law to have a material impact on our financial condition, results of operations and cash flows. However, we cannot determine the impact until the final regulations are issued.

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

HISTORICAL FOR 2011 AS COMPARED TO 2010 AND 2010 AS COMPARED TO 2009

CASH FLOWS FROM OPERATIONS

Net cash provided by operations is the primary source used to meet operating requirements and a portion of capital expenditures. The Utilities produced substantially all of our consolidated cash from operations for the years ended December 31, 2011, 2010 and 2009. Net cash provided by operating activities for the three years ended December 31, 2011, 2010 and 2009, was $1.615 billion, $2.537 billion and $2.271 billion, respectively.

Net cash provided by operating activities for 2011 decreased when compared to 2010. The $922 million decrease in operating cash flow was primarily due to $308 million higher cash used for inventory, the $219 million less favorable impact of weather as previously discussed, a $205 million increase in pension plan funding, $86 million paid for interest rate hedges terminated in conjunction with the issuance of long-term debt in 2011 and $72 million decrease in NEIL reimbursements for replacement power costs due to the CR3 extended outage (See “Future Liquidity and Capital Resources – Regulatory Matters and Recovery of Costs – CR3 Outage”). The increase in cash used for inventory was primarily due to the higher coal purchases in 2011 reflecting anticipated winter consumption and inventory levels that remained high at year-end (due to lower natural gas prices), combined with higher 2010 consumption of existing inventory levels to meet system requirements resulting from favorable weather.

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

INVESTING ACTIVITIES

Net cash used by investing activities for the three years ended December 31, 2011, 2010 and 2009, was $2.212 billion, $2.400 billion and $2.532 billion, respectively.

Net cash used by investing activities decreased by $188 million for 2011, when compared to 2010. This decrease was primarily due to a $155 million decrease in gross property additions, primarily due to lower spending for environmental compliance and nuclear projects at PEF, the $42 million of smart grid grant reimbursements and $27 million of litigation judgment proceeds, partially offset by $24 million increase in restricted cash used to support letters of credit.

Net cash used by investing activities decreased by $132 million for 2010, when compared to 2009. This decrease was primarily due to a $74 million decrease in gross property additions, primarily due to lower spending for environmental compliance and nuclear projects at PEF, partially offset by PEC’s increased capital expenditures at the Wayne County, New Hanover County and Harris generating facilities, and a $64 million increase in receipt of NEIL insurance proceeds for repairs due to the CR3 extended outage.

FINANCING ACTIVITIES

Net cash provided (used) by financing activities for the three years ended December 31, 2011, 2010 and 2009, was $216 million, $(251) million and $806 million, respectively. See Note 11 for details of debt and credit facilities.

Net cash provided by financing activities increased by $467 million for 2011, when compared to 2010. The increase is primarily due to a $902 million increase in proceeds from short-term and long-term debt, net of retirements, partially offset by $381 million net decrease in issuances of common stock, primarily related to the Parent’s 2010 common stock sales under the IPP.

Net cash used by financing activities increased by $1.057 billion for 2010, when compared to 2009. The increase was primarily due to an $817 million decrease in proceeds from short-term and long-term debt, net of retirements and a $192 million decrease in issuances of common stock, primarily related to a 2009 public offering.

Our financing activities are described below.

2012

•
On February 15, 2012, the Parent’s $478 million revolving credit agreement (RCA) was amended to extend the expiration date from May 3, 2012, to May 3, 2013, with its existing syndicate of 14 financial institutions. The Parent originally entered into the five-year RCA on May 3, 2006. On May 2, 2008, the expiration date of the RCA was extended to May 3, 2012. The Parent ratably reduced the size of the RCA from $1.130 billion to $500 million on October 15, 2010, and the RCA was further reduced to $478 million on May 3, 2011, following the expiration of one financial institution’s credit commitment of $22 million (See “Credit Facilities and Registration Statements”).

2011

•
On January 21, 2011, the Parent issued $500 million of 4.40% Senior Notes due January 15, 2021. The net proceeds of $495 million, along with available cash on hand, were used to retire the $700 million outstanding aggregate principal balance of our 7.10% Senior Notes due March 1, 2011.

•	On July 15, 2011, PEF paid at maturity $300 million of its 6.65% First Mortgage Bonds with proceeds from short-term debt borrowings.

•
On August 18, 2011, PEF issued $300 million 3.10% First Mortgage Bonds due August 15, 2021. The net proceeds were used to repay a portion of outstanding short-term debt, of which $300 million was issued to repay PEF’s July 15, 2011 maturity.

•
On September 15, 2011, PEC issued $500 million 3.00% First Mortgage Bonds due September 15, 2021. A portion of the net proceeds was used to repay outstanding short-term debt and the remainder was used for general corporate purposes, including construction expenditures.

•
Progress Energy issued approximately 2.0 million shares of common stock resulting in approximately $53 million in proceeds from the IPP and its employee benefit and equity incentive plans. Included in these amounts were approximately 2.0 million shares for proceeds of approximately $52 million issued under equity incentive plans. For 2011, the dividends paid on common stock were approximately $734 million.

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

•
On October 15, 2010, PEC and PEF each entered into new $750 million, three-year RCAs with a syndication of 22 financial institutions. The RCAs are used to provide liquidity support for PEC’s and PEF’s issuances of commercial paper and other short-term obligations, and for general corporate purposes. The RCAs will expire on October 15, 2013. The new $750 million RCAs replaced PEC’s and PEF’s $450 million RCAs, which were set to expire June 28, 2011, and March 28, 2011, respectively. Both $450 million RCAs were terminated effective October 15, 2010 (See “Credit Facilities and Registration Statements”).

•
Progress Energy issued approximately 12.2 million shares of common stock resulting in approximately $434 million in proceeds from the IPP and its employee benefit and equity incentive plans. Included in these amounts were approximately 11.2 million shares for proceeds of approximately $431 million issued for the IPP. For 2010, the dividends paid on common stock were approximately $718 million.

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

•
On November 19, 2009, the Parent issued an aggregate $950 million of Senior Notes consisting of $350 million of 4.875% Senior Notes due 2019 and $600 million of 6.00% Senior Notes due 2039. The proceeds were used to retire at maturity the $100 million outstanding Series A Floating Rate Notes due January 15, 2010; to repay outstanding commercial paper balances; to pre-fund a portion of the $700 million aggregate principal amount due upon maturity of our 7.10% Senior Notes due March 1, 2011; and for general corporate purposes.

•	During 2009, we repaid the November 2008 $600 million borrowing under our RCA.

•
Progress Energy issued approximately 3.1 million shares of common stock resulting in approximately $100 million in proceeds from its IPP and its employee benefit and equity incentive plans. Included in these amounts were approximately 2.5 million shares for proceeds of approximately $100 million issued for the IPP and certain employee benefit plans. For 2009, the dividends paid on common stock were approximately $693 million.

SHORT-TERM DEBT

At December 31, 2011, Progress Energy had outstanding short-term debt consisting primarily of commercial paper borrowings totaling $671 million at a weighted average interest rate of 0.50%.

At the end of each month during the three months ended December 31, 2011, Progress Energy had a maximum short-term debt balance of $671 million and an average short-term debt balance of $484 million at a weighted average interest rate of 0.45%. Progress Energy’s short-term debt during the three months ended December 31, 2011, consisted primarily of commercial paper borrowings.

At the end of each month during the year ended December 31, 2011, Progress Energy had a maximum short-term debt balance of $671 million and an average short-term debt balance of $286 million at a weighted average interest rate of 0.40%. Progress Energy’s short-term debt during the year ended December 31, 2011, consisted primarily of commercial paper borrowings.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Please review “Safe Harbor for Forward-Looking Statements” and Item 1A, “Risk Factors,” for a discussion of the factors that may impact any such forward-looking statements made herein.

The Utilities produce substantially all of our consolidated cash from operations. We anticipate that the Utilities will continue to produce substantially all of the consolidated cash flows from operations over the next several years. Our discontinued synthetic fuels operations historically produced significant net earnings from the generation of tax credits (See “Other Matters – Synthetic Fuels Tax Credits”). A portion of these tax credits has yet to be realized in cash due to the difference in timing of when tax credits are recognized for financial reporting purposes and realized for tax purposes. At December 31, 2011, we have carried forward $865 million of deferred tax credits. Realization of these tax credits is dependent upon our future taxable income, which is expected to be generated primarily by the Utilities.

We expect to be able to meet our future liquidity needs through cash from operations, availability under our credit facilities and issuances of commercial paper and long-term debt, which are dependent on our ability to successfully access capital markets. In the event the Merger does not close by the Merger Agreement termination date of July 8, 2012, we may also use equity offerings or ongoing sales of common stock through our IPP and/or employee benefit and stock option plans to support our liquidity requirements.

Credit rating downgrades could negatively impact our ability to access the capital markets and respond to major events such as hurricanes. Our cost of capital could also be higher, which could ultimately increase prices for our customers. It is important for us to maintain our credit ratings and have access to the capital markets in order to reliably serve customers, invest in capital improvements and prepare for our customers' future energy needs.

We typically issue commercial paper to meet short-term liquidity needs. If liquidity conditions deteriorate and negatively impact the commercial paper market, we will need to evaluate other, potentially more expensive, options for meeting our short-term liquidity needs, which may include borrowing under our RCAs, issuing short-term notes and/or issuing long-term debt.
The current RCA for the Parent expires in May 2013 and the current RCAs for PEC and PEF expire in October 2013. In the event we enter into new credit facilities for the Parent, PEC or PEF we cannot predict the terms, prices, duration or participants in such facilities (See “Credit Facilities and Registration Statements”).

Progress Energy and its subsidiaries have approximately $12.941 billion in outstanding long-term debt, including the $950 million current portion at December 31, 2011. Currently, approximately $860 million of the Utilities’ debt obligations, approximately $620 million at PEC and approximately $240 million at PEF, are tax-exempt auction rate securities insured by bond insurance. These tax-exempt bonds have experienced and continue to experience failed auctions. Assuming the failed auctions persist, future interest rate resets on our tax-exempt auction rate bond portfolio will be dependent on the volatility experienced in the indices that dictate our interest rate resets and/or rating agency actions that may lower our tax-exempt bond ratings. In the event of a two notch downgrade of PEC’s and/or PEF’s senior secured debt rating by S&P, the ratings of such utility’s tax-exempt bonds would be below A-, likely resulting in higher future interest rate resets. In the event of a two notch downgrade by Moody’s, PEC’s tax-exempt bonds will continue to be rated at or above A3 while PEF’s would be below A3, likely resulting in higher future interest rate resets for PEF’s tax-exempt bonds. We will continue to monitor this market and evaluate options to mitigate our exposure to future volatility.

The performance of the capital markets affects the values of the assets held in trust to satisfy future obligations under our defined benefit pension plans. Although a number of factors impact our pension funding requirements, a decline in the market value of these assets may significantly increase the future funding requirements of the obligations under our defined benefit pension plans. We expect to make contributions of $125 million to $225 million directly to pension plan assets in 2012 (See Note 17).

As discussed in “Liquidity and Capital Resources,” “Capital Expenditures” and in “Other Matters – Environmental Matters,” over the long term, compliance with environmental regulations and meeting the anticipated load growth at the Utilities as described under “Other Matters – Energy Demand,” will require the Utilities to make significant capital investments. We may pursue joint ventures or similar arrangements with third parties in order to share some of the financing and operational risks associated with new baseload generation. As discussed in “Other Matters – Nuclear – Potential New Construction,” PEF will postpone major capital expenditures for the Levy project until after the NRC issues the COL, which is expected to be in 2013 if the current licensing schedule remains on track.

Certain of our hedge agreements may result in the receipt of, or posting of, derivative collateral with our counterparties, depending on the daily derivative position. Fluctuations in commodity prices that lead to our return of collateral received and/or our posting of collateral with our counterparties negatively impact our liquidity. Substantially all derivative commodity instrument positions are subject to retail regulatory treatment. After settlement of the derivatives and consumption of the fuel, any realized gains or losses are passed through the fuel cost-recovery clause. Changes in natural gas prices and settlements of financial hedge agreements since December 31, 2011, have impacted the amount of collateral posted with counterparties. At December 31, 2011, we had posted approximately $147 million of cash collateral compared to $164 million of cash collateral posted at December 31, 2010. The majority of our financial hedge agreements will settle in 2012 and 2013. Additional commodity market price decreases could result in significant increases in the derivative collateral that we are required to post with counterparties. We continually monitor our derivative positions in relation to market price activity. As discussed in Note 18C, credit rating downgrades could also require us to post additional cash collateral for commodity hedges in a liability position, as certain derivative instruments require us to post collateral on liability positions based on our credit ratings.

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

At December 31, 2011, the current portion of our long-term debt was $950 million, including $500 million at PEC. We expect to fund the Parent’s $450 million of Senior Notes due April 15, 2012, and PEC’s $500 million of First Mortgage Bonds due July 15, 2012, with a combination of cash from operations, commercial paper borrowings and/or long-term debt issuances.

REGULATORY MATTERS AND RECOVERY OF COSTS

Regulatory matters, including nuclear cost recovery, as discussed in Note 8 and “Other Matters – Regulatory Environment,” and recovery of environmental costs, as discussed in Note 21 and in “Other Matters – Environmental Matters,” may impact our future liquidity and financing activities. The impacts of these matters, including the timing of recoveries from ratepayers, can be both a source of and a use of future liquidity resources. Energy legislation enacted in recent years may impact our liquidity over the long term, including, among others, provisions regarding cost recovery, mandated renewable portfolio standards, DSM and EE.

Regulatory developments expected to have a material impact on our liquidity are discussed below.

PEC Cost-Recovery Filings

On June 29, 2011, the SCPSC approved PEC’s request for an increase in the fuel rate charged to its South Carolina ratepayers. The $22 million increase, effective July 1, 2011, was driven by rising fuel prices.

On November 14, 2011, the NCUC approved a settlement agreement for an increase in the fuel rate PEC charges to its North Carolina ratepayers. The $85 million increase, effective December 1, 2011, was also driven by rising fuel prices.

Also on November 14, 2011, the NCUC approved PEC’s request for an increase in the DSM and EE rate charges to its North Carolina ratepayers. The $24 million increase was effective December 1, 2011.

PEC Other Matters

The NCUC has issued Certificates of Public Convenience and Necessity allowing PEC to proceed with plans to construct an approximately 950-MW generating facility at a site in Wayne County, N.C., projected to be in service by January 2013 and an approximately 620-MW generating facility at a site in New Hanover County, N.C., projected to be in service by December 2013.

CR3 Outage

The preliminary cost estimate as filed with the FPSC on June 27, 2011, for the selected repair option to return CR3 to service is between $900 million and $1.3 billion. Engineering design of the final repair is under way. PEF will update the current estimate as this work is completed.

PEF maintains insurance for property damage and incremental costs of replacement power resulting from prolonged accidental outages through NEIL as discussed in Note 5D. NEIL has confirmed that the CR3 initial delamination is a covered accident but has not yet made a determination as to coverage for the second delamination. Following a 12-week deductible period, the NEIL program provided reimbursement for replacement power costs for 52 weeks at $4.5 million per week, through April 9, 2011. An additional 71 weeks of coverage, which runs through August 2012, is provided at $3.6 million per week. Accordingly, the NEIL program provides replacement power coverage of up to $490 million per event. Actual replacement power costs have exceeded the insurance coverage through December 31, 2011. PEF anticipates that future replacement power costs will continue to exceed the insurance coverage. PEF also maintains insurance coverage through NEIL’s accidental property damage program, which provides insurance coverage up to $2.25 billion with a $10 million deductible per claim.

PEF is continuing to work with NEIL for recovery of applicable repair costs and associated replacement power costs. PEF has not yet received a definitive determination from NEIL about the insurance coverage related to the second delamination. In addition, no replacement power reimbursements were received from NEIL in the second half of 2011. These considerations led us to conclude that at December 31, 2011, it was not probable that NEIL will voluntarily pay the full coverage amounts we believe they owe under the applicable insurance policies. Given the circumstances, accounting standards require full recovery to be probable to recognize an insurance receivable. Therefore, PEF has suspended recording any further insurance receivables from NEIL related to the second delamination and removed the associated $222 million NEIL receivable. PEF recorded a corresponding $154 million addition to its deferred fuel regulatory asset and a $68 million addition to construction work in progress. See “2012 Settlement Agreement” below for discussion of PEF’s ability to recover prudently incurred fuel and purchased power costs and CR3 repair costs. Negotiations continue with NEIL regarding coverage associated with the second delamination and PEF continues to believe that all applicable costs associated with bringing CR3 back into service are covered under all insurance policies.

The following table summarizes the CR3 replacement power and repair costs and recovery through December 31, 2011:

(in millions)	Replacement Power Costs	Repair Costs
Spent to date	$478	$258
NEIL proceeds received	(162)	(136)
Insurance receivable at December 31, 2011, net	(55)	(3)
Balance for recovery(a)	$261	$119

(a)	See "2012 Settlement Agreement" and "PEF Cost Recovery Filings" below and Note 8C for discussion of PEF's ability to recover prudently incurred fuel and purchase power costs and CR3 repair costs.

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

PEF 2012 Settlement Agreement

On February 22, 2012, the FPSC approved a comprehensive settlement agreement between PEF, the Florida Office of Public Counsel and other consumer advocates. The agreement, which will continue through the last billing cycle of December 2016, addresses three principal matters: cost recovery for Levy, the CR3 delamination prudence review pending before the FPSC and certain base rate issues. The agreement sets the Levy cost-recovery factor at a fixed amount during the term of the settlement and also allows PEF to recover investment and replacement power costs for CR3 in various circumstances. The parties to the agreement have waived or limited their rights to challenge the prudence of various costs related to CR3. The agreement provides for a $150 million annual increase in revenue requirements effective with the first billing cycle of January 2013, while maintaining the current ROE range of 9.5 percent to 11.5 percent. In the month following CR3’s return to commercial service, PEF’s ROE range will increase to 9.7 percent to 11.7 percent. Additionally, PEF will refund $288 million to customers through the fuel clause over four years, beginning in 2013. See Note 8C for additional provisions of the 2012 settlement agreement.

PEF 2010 Settlement Agreement

On June 1, 2010, the FPSC approved a settlement agreement between PEF and the interveners, with the exception of the Florida Association for Fairness in Ratemaking, to the 2009 rate case. As part of the settlement, PEF withdrew its motion for reconsideration of the rate case order. Among other provisions, under the terms of the settlement agreement, PEF will maintain base rates at current levels through the last billing cycle of 2012. Among other provisions, the settlement agreement also authorized PEF the opportunity to earn a ROE of up to 11.5 percent and provides that if PEF’s actual retail base rate earnings fall below a 9.5 percent ROE on an adjusted or pro forma basis, as reported on a historical 12-month basis during the term of the agreement, PEF may seek general, limited or interim base rate relief, or any combination thereof, subject to certain conditions. The settlement agreement does not preclude PEF from requesting the FPSC to approve the recovery of costs (a) that are of a type which traditionally and historically would be, have been or are presently recovered through cost-recovery clauses or surcharges; or (b) that are incremental costs not currently recovered in base rates, which the legislature or FPSC determines are clause recoverable; or (c) which are recoverable through base rates under the nuclear cost-recovery legislation or the FPSC’s nuclear cost-recovery rule. Finally, PEF will be allowed to recover the costs of named storms on an expedited basis after depletion of the storm damage reserve. Specifically, 60 days following the filing of a cost-recovery petition with the FPSC and based on a 12-month recovery period, PEF can begin recovery, subject to refund, through a surcharge of up to $4.00 per 1,000 kWh on monthly residential customer bills for storm costs. In the event the storm costs exceed that level, any excess additional costs will be deferred and recovered in a subsequent year or years as determined by the FPSC. Additionally, the order approving the settlement agreement allows PEF to use the surcharge to replenish the storm damage reserve to $136 million, the level as of June 1, 2010, after storm costs are fully recovered.

PEF Cost-Recovery Filings

On November 22, 2011, the FPSC approved a net increase of the total fuel-cost recovery by $162 million. The net increase, effective January 1, 2012, was driven primarily by rising fuel prices partially offset by lower anticipated costs associated with Levy and the deferral of 2011 and 2012 estimated costs associated with PEF’s CR3 uprate project. Within the fuel clause, PEF received approval to collect, subject to refund, replacement power costs related to the CR3 nuclear plant outage.

On November 22, 2011, the FPSC approved PEF’s request to increase the ECRC by $24 million, effective January 1, 2012.

CAPITAL EXPENDITURES

We expect to make significant capital investments to meet anticipated load growth and environmental standards. We are currently constructing new generating facilities in the Carolinas and potentially will construct new baseload generating facilities in the Carolinas and Florida that will be placed in service toward the middle of the next decade.

Total cash from operations and proceeds from long-term debt and equity issuances provided the funding for our 2011 capital expenditures, and those sources are expected to fund our forecasted capital expenditures.

As shown in the following table, we expect the majority of our capital expenditures to be incurred at our regulated operations. AFUDC – borrowed funds represents the debt costs of capital funds necessary to finance the construction of new regulated plant assets.

	Actual	Forecasted
(in millions)	2011	2012	2013	2014
Regulated capital expenditures(a)	$1,981	$1,925	$1,920	$1,930
Nuclear fuel expenditures	226	160	220	255
AFUDC – borrowed funds	(32)	(35)	(30)	(20)
Other capital expenditures	16	30	30	30
Total before potential nuclear construction	2,191	2,080	2,140	2,195
Potential nuclear construction(b)(c)	63	50-150	50-150	TBD
Total	$2,254	$2,130-2,230	$2,190-2,290	$2,195

(a)	Excludes estimates for the repair of the CR3 containment building and the completion of the extended power uprate project.
(b)	Expenditures for potential nuclear construction are net of AFUDC – borrowed funds.
(c)
Project spending for 2014 and beyond will be determined once the timing for the receipt of the COL is known and more detailed estimates have been developed based on the schedule shifts and other factors.

Regulated capital expenditures for 2012, 2013 and 2014 in the previous table include approximately $60 million, $95 million and $200 million, respectively, for environmental compliance. See “Other Matters – Environmental Matters” for further discussion of our environmental compliance strategy and related recovery of costs. Regulated capital expenditures exclude estimates for the repair of the CR3 containment building and the completion of the extended power uprate project. Estimates of these projects will be developed upon the completion of ongoing engineering and project planning, the resolution of negotiations with NEIL regarding insurance coverage of the second CR3 delamination and final decisions regarding repair versus retirement.

Potential nuclear construction expenditures are primarily related to PEF’s Levy project. Because of announced schedule shifts, we negotiated an amendment to the Levy EPC agreement (See discussion under “Other Matters – Nuclear – Potential New Construction”). The forecasted capital expenditures presented in the previous table reflect the announced schedule shift. Project spending for 2014 and beyond will be determined once the timing for the receipt of the COL is known and more detailed estimates have been developed based on this and other factors. Future nuclear construction expenditures are dependent upon, and may vary significantly based upon, the decision to build, regulatory approval schedules, timing and escalation of project costs, and the percentages of joint ownership. These expenditures are subject to cost-recovery provisions in the Utilities' respective jurisdictions (See Note 8C).

All projected capital and investment expenditures are subject to periodic review and revision and may vary significantly depending on a number of factors including, but not limited to, industry restructuring, regulatory constraints, market volatility and economic trends.

CREDIT FACILITIES AND REGISTRATION STATEMENTS

At December 31, 2011 and 2010, we had committed lines of credit used to support our commercial paper borrowings. At December 31, 2011 and 2010, we had no outstanding borrowings under our credit facilities. We are required to pay fees to maintain our credit facilities.

The following tables summarize our RCAs and available capacity at December 31:

(in millions)		Total	Outstanding	Reserved(a)	Available
2011
Parent	Five-year (expiring 5/3/12)(b) (c)	$478	$-	$252	$226
PEC	Three-year (expiring 10/15/13)	750	-	184	566
PEF	Three-year (expiring 10/15/13)	750	-	233	517
Total credit facilities		$1,978	$-	$669	$1,309

2010
Parent	Five-year (expiring 5/3/12)	$500	$-	$31	$469
PEC	Three-year (expiring 10/15/13)	750	-	-	750
PEF	Three-year (expiring 10/15/13)	750	-	-	750
Total credit facilities		$2,000	$-	$31	$1,969

(a)
To the extent amounts are reserved for commercial paper or letters of credit outstanding, they are not available for additional borrowings. At December 31, 2011 and 2010, the Parent had issued $2 million and $31 million, respectively, of letters of credit supported by the RCA. On December 31, 2011, the Parent, PEC and PEF had $250 million, $184 million and $233 million, respectively, of outstanding commercial paper supported by their RCAs.

(b)	Approximately $22 million of the $500 million expired May 3, 2011.
(c)	On February 15, 2012, the Parent's $478 million credit facility was amended to extend the expiration date to May 3, 2013.

All of the revolving credit facilities were arranged through a syndication of financial institutions. See Note 12 for additional discussion of our credit facilities.

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

All of the credit facilities include defined maximum total debt-to-total capital ratio (leverage) covenants, which we were in compliance with at December 31, 2011. We are currently in compliance and expect to continue to be in compliance with these covenants. See Note 12 for a discussion of the credit facilities’ financial covenants. At December 31, 2011, the calculated ratios for the Progress Registrants, pursuant to the terms of the agreements, are as disclosed in Note 12.

On November 16, 2011, the Parent filed a shelf registration statement with the SEC for its IPP, which became effective upon filing with the SEC. The registration statement is effective for three years and registers 10 million shares of common stock for issuance pursuant to the IPP. In addition, the Parent, as a well-known seasoned issuer, typically files a shelf registration statement with the SEC under which it may issue an unlimited number or amount of various securities, including senior debt securities, junior subordinated debentures, common stock, preferred stock, stock purchase contracts and stock purchase units. Both PEC and PEF typically file shelf registration statements with the SEC under which they may issue an unlimited number or amount of various long-term debt securities and preferred stock. We expect to file a new combined shelf registration statement with the SEC, as our previously filed shelf registration statement for these securities expired November 17, 2011.

Both PEC and PEF can issue first mortgage bonds under their respective first mortgage bond indentures based on property additions, retirements of first mortgage bonds and the deposit of cash if certain conditions are satisfied. At December 31, 2011, PEC and PEF could issue up to approximately $6.8 billion and $2.9 billion of first mortgage bonds, respectively, based on property additions and retirements of previously issued first mortgage bonds. Most first mortgage bond issuances by PEC and PEF require that adjusted net earnings be at least twice the annual interest requirement for bonds currently outstanding and to be outstanding. At December 31, 2011, PEC’s and PEF’s ratios of adjusted net earnings to annual interest requirement on outstanding first mortgage bonds were 5.0 times and 1.7 times, respectively. PEF’s ratio of net earnings to the annual interest requirement for bonds outstanding, as defined in PEF’s mortgage, was below 2.0 times at December 31, 2011. PEF’s 2011 net earnings were impacted by a $288 million charge recorded in December 2011 for amounts to be refunded to customers (See Note 8C). Until this ratio, which is calculated based on results for 12 consecutive months, is above 2.0 times, PEF’s capacity to issue first mortgage bonds is limited to $300 million based on retirements of previously issued first mortgage bonds. In the event PEF’s long-term debt requirements exceed its first mortgage bond capacity, it could issue unsecured debt.

CAPITALIZATION RATIOS

The following table shows each component of capitalization as a percentage of total capitalization at December 31, 2011 and 2010. In addition to total equity and preferred stock, total capitalization includes the following in total debt: long-term debt, net, long-term debt, affiliate, current portion of long-term debt, short-term debt and capital lease obligations.

	2011	2010
Total equity	41.9%	43.6%
Preferred stock	0.4%	0.4%
Total debt	57.7%	56.0%

CREDIT RATING MATTERS

Our credit ratings reflect the current views of the rating agencies, and no assurances can be given that our ratings will continue for any given period of time. However, we monitor our financial condition as well as market conditions that could ultimately affect our credit ratings.

Credit rating downgrades could negatively impact our ability to access the capital markets and respond to major events such as hurricanes. Our cost of capital could also be higher, which could ultimately increase prices for our customers. It is important for us to maintain our credit ratings and have access to the capital markets in order to reliably serve customers, invest in capital improvements and prepare for our customers' future energy needs (See Item 1A, “Risk Factors”).

As discussed in Note 18C, credit rating downgrades could also require us to post additional cash collateral for commodity hedges in a liability position as certain derivative instruments require us to post collateral on liability positions based on our credit ratings.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Our off-balance sheet arrangements and contractual obligations are described below.

GUARANTEES

As a part of normal business, we enter into various agreements providing future financial or performance assurances to third parties. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to Progress Energy or our subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. Our guarantees include standby letters of credit, surety bonds, performance obligations for trading operations and guarantees of certain subsidiary credit obligations. At December 31, 2011, we have issued $477 million of guarantees for future financial or performance assurance, including $19 million at PEC. Included in this amount is $300 million of guarantees of certain payments of two wholly owned indirect subsidiaries issued by the Parent (See Note 23). We do not believe conditions are likely for significant performance under the guarantees of performance issued by or on behalf of affiliates.

At December 31, 2011, we have issued guarantees and indemnifications of certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses, and for timely payment of obligations in support of our nonwholly owned synthetic fuels operations, as discussed in Note 22C.

MARKET RISK AND DERIVATIVES

Under our risk management policy, we may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 18 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of market risk and derivatives.

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

The following table reflects Progress Energy’s contractual cash obligations and other commercial commitments at December 31, 2011, in the respective periods in which they are due:

(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (See Note 12)(a)	$12,999	$950	$1,130	$1,300	$9,619
Interest payments on long-term debt(b)	9,749	666	1,224	1,097	6,762
Capital lease obligations (See Note 22B)(c)	423	34	74	64	251
Operating leases (See Note 22B)(c)	1,400	67	193	186	954
Fuel and purchased power (See Note 22A)(d)	20,248	2,783	4,518	3,406	9,541
Other purchase obligations (See Note 22A)(e)	1,676	484	420	159	613
Minimum pension funding requirements(f)	423	119	208	88	8
Other postretirement benefits(g)	511	43	93	101	274
Uncertain tax positions(h)	-	-	-	-	-
Other commitments(i)	78	13	26	26	13
Total	$47,507	$5,159	$7,886	$6,427	$28,035

(a)	Our maturing debt obligations are generally expected to be repaid with cash from operations or refinanced with new debt issuances in the capital markets.
(b)	Interest payments on long-term debt are based on the interest rate effective at December 31, 2011.
(c)	Amounts include certain related executory cost commitments.
(d)
Essentially all fuel and certain purchased power costs incurred by the Utilities are eligible for recovery through cost-recovery clauses in accordance with state and federal regulations and therefore do not require separate liquidity support. Amounts exclude precedent and conditional contracts of $1.510 billion at PEC. (See Note 22A.)

(e)
The future construction obligations presented in this table for Progress Energy exclude PEF's Levy EPC agreement. The EPC agreement includes provisions for termination. For termination without cause, the EPC agreement contains exit provisions with termination fees, which may be significant, that vary based on the termination circumstances. As discussed in Note 8C, in 2010 PEF identified a schedule shift in the Levy project, and major construction activities on Levy have been postponed until after the NRC issues the COL for the plants, which is expected in 2013 if the current licensing schedule remains on track. We executed an amendment to the EPC agreement in 2010 due to the schedule shifts. Additionally, in light of the schedule shifts in the Levy nuclear project, PEF completed vendor negotiations in July 2011 to continue or suspend purchase orders for long lead time equipment without material fees or charges. Prior to the EPC amendment, estimated payments and associated escalations were $8.608 billion for the multi-year contract and did not assume any joint ownership. Because we have executed an amendment to the EPC agreement and anticipate negotiating additional amendments upon receipt of the COL, we cannot currently predict when those obligations will be satisfied or the magnitude of any change. PEF has continued with selected components of long lead time equipment. Work was suspended on the remaining long lead time equipment items, which have total remaining estimated payments and associated escalations of approximately $1.250 billion included in the previously discussed $8.608 billion. We cannot predict the outcome of this matter.

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

(h)
Uncertain tax positions of $173 million are not reflected in this table as we cannot predict when open income tax years will close with completed examinations. It is reasonably possible that unrecognized tax benefits will decrease by approximately $25 million during the 12-month period ending December 31, 2012, due to IRS review of open tax years.

(i)
By NCUC order, in 2008, PEC began transitioning North Carolina jurisdictional amounts currently retained internally to its external decommissioning funds. The transition of the original $131 million must be complete by December 31, 2017, and at least 10 percent must be transitioned each year.

OTHER MATTERS

ENVIRONMENTAL MATTERS

We are subject to regulation by various federal, state and local authorities in the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. We believe that we are in substantial compliance with those environmental regulations currently applicable to our business and operations and believe we have all necessary permits to conduct such operations. Environmental laws and regulations frequently change and the ultimate costs of compliance cannot always be precisely estimated. The table below summarizes the status of key environmental regulations that impact or may impact the Utilities. The table is followed by a detailed discussion of each regulation.

Status	Primarily Regulates	Compliance Strategy

Impacting Solid Waste
Coal Combustion Residuals
Final rule expected in late 2012	Storage, use and disposal of coal ash and scrubber sludge	Proposed rule included two significantly different options. Compliance method cannot be determined until the rule is final.

Impacting Air Quality
NC Clean Smokestacks
In effect	NOx, SO2	Evaluating strategy for compliance subsequent to 2013

CAIR / CSAPR
CAIR in effect pending resolution of appeal of CSAPR	NOx, SO2	Previously installed air pollution controls and fleet modernization projects, and use of emission allowances

NC Mercury
NC-specific requirements in effect	Mercury	Federal EGU MACT rule compliance

EGU MACT
Final rule published February 16, 2012, and will become effective April 16, 2012	Mercury and other hazardous metals, acid gases, hydrogen fluoride, dioxin/furan	Previously installed air pollution controls and fleet modernization projects largely address for PEC; for PEF, additional controls and/or fleet modernization required

GHG New Source Performance Standards
Proposed rule first quarter 2012	GHGs	Case-by-case determination for new units

CAVR – BART provisions
Effective 2013	NOx, SO2 and particulate matter	Assessing BART impact; EPA may allow CSAPR compliance to fulfill BART requirements

NAAQS
In effect	Ozone, NO2, SO2 and particulate matter	Currently in compliance. Additional controls may be necessary if nonattainment is determined

Impacting Water Quality
316(b)
Final rules are expected in late July 2012	Cooling water intake structures for steam-electric power plants	Modification of traveling screens; assessment of environmental impacts and alternative technologies for reducing those impacts; and possible installation of new technologies

Effluent Guideline Revisions
Proposed revisions anticipated in late July 2012	Wastewater discharges from steam-electric plants	Cannot be determined until final rule is issued

HAZARDOUS AND SOLID WASTE MANAGEMENT

The provisions of the CERCLA authorize the EPA to require the cleanup of hazardous waste sites. This statute imposes retroactive joint and several liability. Some states, including North Carolina, South Carolina and Florida, have similar types of statutes. We are periodically notified by regulators, including the EPA and various state agencies, of our involvement or potential involvement in sites that may require investigation and/or remediation. There are presently several sites with respect to which we have been notified of our potential liability by the EPA, the state of North Carolina, the state of Florida or potentially responsible parties (PRP) groups. Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. PEC and PEF are each PRPs at several manufactured gas plant (MGP) sites. We are also currently in the process of assessing potential costs and exposures at other sites. These costs are eligible for regulatory recovery through either base rates or cost-recovery clauses (See Notes 8 and 21). Both PEC and PEF evaluate potential claims against other PRPs and insurance carriers and plan to submit claims for cost recovery where appropriate. The outcome of potential and pending claims cannot be predicted. Hazardous and solid waste management matters are discussed in detail in Note 21A.

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

The EPA and a number of states are considering additional regulatory measures that may affect management, treatment, marketing and disposal of coal combustion residuals, primarily ash, from each of the Utilities’ coal-fired plants. Revised or new laws or regulations under consideration may impose changes in solid waste classifications or groundwater protection environmental controls. In 2010, the EPA proposed two options for new rules to regulate coal combustion residuals. The first option would create a comprehensive program of federally enforceable requirements for coal combustion residuals management and disposal under federal hazardous waste rules. The other option would have the EPA set performance standards for coal combustion residuals management facilities and regulate disposal of coal combustion residuals as nonhazardous waste (as most states do now). The EPA did not identify a preferred option. Under both options, the EPA may leave in place a regulatory exemption for approved beneficial uses of coal combustion residuals that are recycled. A final rule is expected in 2012. Compliance plans and estimated costs to meet the requirements of new regulations will be determined when any new regulations are finalized. We are also evaluating the effect on groundwater quality from past and current operations, which may result in operational changes and additional measures under existing regulations. These issues are also under evaluation by state agencies. Certain regulated chemicals have been measured in wells near our ash ponds at levels above groundwater quality standards. Additional monitoring and investigation will be conducted. Detailed plans and cost estimates will be determined if these evaluations reveal that corrective actions are necessary. We cannot predict the outcome of this matter.

AIR QUALITY

We are, or may ultimately be, subject to various current and proposed federal, state and local environmental compliance laws and regulations, which likely would result in increased capital expenditures and O&M expense. Control equipment installed for compliance with then-existing or proposed laws and regulations, which are discussed below, may address some of the issues outlined. PEC and PEF have been developing an integrated compliance strategy to meet these evolving requirements. However, the outcome of these matters cannot be predicted.

Clean Smokestacks Act

The 2002 enactment of the Clean Smokestacks Act requires the state's electric utilities to reduce the emissions of NOx and SO2 from their North Carolina coal-fired power plants in phases by 2013. PEC currently has approximately 5,000 MW of coal-fired generation capacity in North Carolina affected by the Clean Smokestacks Act. PEC’s environmental compliance projects under the first phase of Clean Smokestacks Act emission reductions have been placed in service. PEC implemented a plan to retire, by the end of 2013, its coal-fired generating facilities in North Carolina (originally totaling 1,500 MW) that do not have scrubbers and replace the generation capacity with new natural gas-fueled generating facilities, which should enable the utility to comply with the final Clean Smokestacks Act SO2 emissions target that begins in 2013. The first unit was retired in 2011. We anticipate that PEC will maintain compliance with the Clean Smokestacks Act limits subsequent to 2013.

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

Clean Air Interstate Rule/Cross-State Air Pollution Rule

The CAIR, issued by the EPA, required the District of Columbia and 28 states, including North Carolina, South Carolina and Florida, to reduce NOx and SO2 emissions. The CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for NOx and beginning in 2010 and 2015, respectively, for SO2. States were required to adopt rules implementing the CAIR, and the EPA approved the North Carolina CAIR, the South Carolina CAIR and the Florida CAIR. A 2008 decision by the U.S. Court of Appeals for the District of Columbia (D.C. Court of Appeals) remanded the CAIR without vacating it for the EPA to conduct further proceedings.

On July 7, 2011, the EPA issued the CSAPR to replace the CAIR. The CSAPR, slated to take effect on January 1, 2012, contains new emissions trading programs for NOx and SO2 emissions as well as more stringent overall emissions targets in 27 states, including North Carolina, South Carolina and Florida. A number of parties, including groups which PEC and PEF are members of, filed petitions for reconsideration and stay of, as well as legal challenges to, the CSAPR. On December 30, 2011, the D.C. Court of Appeals issued an order staying the implementation of the CSAPR, pending a decision by the court resolving the challenges to the rule. Oral argument for the CSAPR litigation has been scheduled for April 13, 2012. As a result of the stay of CSAPR, the CAIR will remain in effect. The EPA issued the CSAPR as four separate programs, including the NOx annual trading program, the NOx ozone season trading program, the SO2 Group 1 trading program and the SO2 Group 2 trading program. If the CSAPR is upheld, North Carolina and South Carolina are included in the NOx and SO2 annual trading programs, as well as the NOx ozone season program. North Carolina remains classified as a Group 1 state, which will require additional NOx and SO2 emission reductions beginning in January 2014. South Carolina remains classified as a Group 2 state with no additional reductions required. Under the CSAPR, Florida is subject only to the NOx ozone season program. We cannot predict the outcome of this matter.

Due to significant investments in NOx and SO2 emissions controls and fleet modernization projects completed or under way, we believe PEC and PEF are positioned to comply with the CSAPR without the need for significant capital expenditures. The air quality controls installed to comply with NOx and SO2 requirements under certain sections of the Clean Air Act (CAA) and the Clean Smokestacks Act, as well as PEC’s plan to replace a portion of its coal-fired generation with natural gas-fueled generation, largely address the CAIR and CSAPR requirements for NOx and SO2 for our North Carolina units at PEC. NOx and SO2 emission control equipment are in service at PEF’s Crystal River Unit No. 4 and Crystal River Unit No. 5 (CR4 and CR5), and we plan to continue compliance with the CAIR in 2012 through a combination of emission controls, continued use of natural gas at applicable facilities and use of emission allowances.

Under an agreement with the Florida Department of Environmental Protection (FDEP), PEF will retire Crystal River Units No. 1 and No. 2 coal-fired steam units (CR1 and CR2) and operate emission control equipment at CR4 and CR5. CR1 and CR2 will be retired after the second proposed nuclear unit at Levy completes its first fuel cycle, which was originally anticipated to be around 2020. As discussed in Note 8C and “Other Matters – Nuclear – Potential New Construction,” major construction activities for Levy are being postponed until after the NRC issues the Levy COL. As required, PEF has advised the FDEP of developments that will delay the retirement of CR1 and CR2 beyond the originally anticipated date. We are currently evaluating the impacts of the Levy schedule on PEF’s compliance with environmental regulations. We cannot predict the outcome of this matter.

Mercury Regulation

In 2008, the D.C. Court of Appeals vacated the Clean Air Mercury Rule (CAMR). As a result, the EPA subsequently announced that it would develop MACT standards. The U.S. District Court for the District of Columbia issued an order requiring the EPA to issue a final MACT standard for power plants. On February 16, 2012, the EPA published the final EGU MACT. The rule will become effective on April 16, 2012. Compliance is due in three years with provisions for a one-year extension from state agencies on a case-by-case basis. The EGU MACT contains stringent emission limits for mercury, non-mercury metals and acid gases from coal-fired units and hazardous air pollutant metals, acid gases and hydrogen fluoride from oil-fired units. The North Carolina mercury rule contains a requirement that all coal-fired units in the state install mercury controls by December 31, 2017, and requires compliance plan applications to be submitted in 2013. Due to significant investments in NOx and SO2 emissions controls and fleet modernization projects completed or under way, we believe PEC is relatively well positioned to comply with the EGU MACT. However, PEF will be required to complete additional emissions controls and/or fleet modernization projects in order to meet the compliance timeframe for the EGU MACT. We are continuing to evaluate the impacts of the EGU MACT on the Utilities. We anticipate that compliance with the EGU MACT will satisfy the North Carolina mercury rule requirements for PEC. The outcome of these matters cannot be predicted.

Clean Air Visibility Rule

The EPA’s Clean Air Visibility Rule (CAVR) requires states to identify facilities, including power plants, built between August 1962 and August 1977 with the potential to produce emissions that affect visibility in certain specially protected areas, including national parks and wilderness areas, designated as Class I areas. To help restore visibility in those areas, states must require the identified facilities to install best available retrofit technology (BART) to control their emissions. PEC’s BART-eligible units are Asheville Units No. 1 and No. 2, Roxboro Units No. 1, No. 2 and No. 3, and Sutton Unit No. 3. PEF’s BART-eligible units are Anclote Units No. 1 and No. 2, CR1 and CR2. The reductions associated with BART begin in 2013. As discussed in Note 8B, Sutton Unit No. 3 is one of the coal-fired generating units that PEC plans to replace with combined cycle natural gas-fueled electric generation. As discussed previously, PEF and the FDEP announced an agreement under which PEF will retire CR1 and CR2 as coal-fired units.

The CAVR included the EPA’s determination that compliance with the NOx and SO2 requirements of the CAIR could be used by states as a BART substitute to fulfill BART obligations, but the states could require the installation of additional air quality controls if they did not achieve reasonable progress in improving visibility. The D.C. Court of Appeals’ decision remanding the CAIR maintained its implementation such that CAIR satisfies BART for NOx and SO2. In addition, the EPA has indicated that it intends to finalize a rule by spring 2012 that addresses its determination whether, for power plants, meeting the requirements in the CSAPR will fulfill the BART requirements for SO2 and NOx under the regional haze program. Under subsequent implementation of CSAPR, CAVR compliance eventually will require consideration of SO2 emissions in addition to particulate matter emissions for PEF’s BART-eligible units, because Florida will no longer be subject to the current CAIR SO2 emissions provisions. We are assessing the potential impact of BART and its implications with respect to our plans and estimated costs to comply with the CAVR. The FDEP finalized a Regional Haze implementation rule that goes beyond BART by requiring sources significantly impacting visibility in Class I areas to install additional controls by December 31, 2017. However, in the spring of 2010 the EPA indicated that the Reasonable Further Progress portion of the Regional Haze implementation rule is not approvable. The FDEP is in the process of amending the rule by removing the Reasonable Further Progress provision, including the December 31, 2017 deadline for installation of additional controls, and instead will rely on current federal programs to achieve improvement in visibility. In November 2011, the EPA announced a settlement that sets a schedule for action on the regional haze state implementation plans submitted by the states. The deadlines in the consent decree provide that all final EPA actions on the regional haze state implementation plans are to occur no later than November 15, 2012. The outcome of these matters cannot be predicted.

Compliance Strategy

Both PEC and PEF have been developing an integrated compliance strategy to meet the requirements of the CAIR, the CSAPR, the CAVR, mercury regulation and related air quality regulations. The air quality controls installed to comply with NOx and SO2 requirements under certain sections of the CAA and the Clean Smokestacks Act, as well as PEC’s plan to replace a portion of its coal-fired generation with natural gas-fueled generation, resulted in a reduction of the costs to meet PEC’s CAIR and CSAPR requirements.

PEC’s environmental compliance projects under the first phase of Clean Smokestacks Act emission reductions and PEF’s environmental compliance projects under the first phase of CAIR are in service.

The FPSC approved PEF’s petition to develop and implement an Integrated Clean Air Compliance Plan to comply with the CAIR, CAMR and CAVR and for recovery of prudently incurred costs necessary to achieve this strategy through the ECRC (see previous discussion regarding the vacating of the CAMR and remanding of the CAIR and its potential impact on CAVR). PEF’s April 1, 2011 filing with the FPSC for true-up of final 2010 environmental costs included a review of the Integrated Clean Air Compliance Plan, which reconfirmed the efficacy of the recommended plan and total estimated project cost of approximately $1.1 billion to plan, design, build and install pollution control equipment at CR4 and CR5, which has been placed in service. PEF does not currently plan to install air pollution control equipment at the Anclote Plant as previously anticipated in its approved Integrated Clean Air Compliance Plan. Additional costs may be incurred if pollution controls are required in order to comply with the requirements of the CAVR, as discussed previously, or to meet compliance requirements of the CSAPR. Subsequent rule interpretations, increases in the underlying material, labor and equipment costs, equipment availability, or the unexpected acceleration of compliance dates, among other things, could result in significant increases in our estimated costs to comply and acceleration of some projects. The outcome of this matter cannot be predicted.

Environmental Compliance Cost Estimates

Risk factors regarding environmental compliance cost estimates are discussed in Item 1A, “Risk Factors.” Costs to comply with environmental laws and regulations are eligible for regulatory recovery through either base rates or cost-recovery clauses. The outcome of future petitions for recovery cannot be predicted. Our estimates of capital expenditures to comply with environmental laws and regulations are subject to periodic review and revision and may vary significantly. PEC is continuing to evaluate various design, technology and new generation options that could change expenditures required to maintain compliance with the Clean Smokestacks Act limits subsequent to 2013. Additional compliance plans for PEC and PEF to meet the requirements of the CSAPR have not been completed. Compliance plans and costs to meet the requirements of the CAVR are being reassessed, and we cannot predict the impact that the EPA’s further proceedings will have on our compliance with the CAVR requirements. Compliance plans to meet the requirements of the EGU MACT are being developed. Compliance plans to meet the requirements of a revised or new implementing rule under Section 316(b) of the Clean Water Act (Section 316(b)), as discussed below, will be determined upon finalization of the rule. The timing and extent of the costs for future projects will depend upon final compliance strategies. However, we believe that future costs to comply with new or subsequent rule interpretations could be significant.

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

National Ambient Air Quality Standards

Environmental groups and 13 states filed a joint petition with the D.C. Court of Appeals arguing that the EPA's particulate matter rule does not adequately restrict levels of particulate matter, especially with respect to the annual and secondary standards. In 2009, the D.C. Court of Appeals remanded the annual and secondary standards to the EPA for further review and consideration. In November 2011, environmental groups petitioned the court to require the EPA to issue a proposal regarding reconsideration of the standards by February 15, 2012 and issue a final rule by September 15, 2012. On January 23, 2012, the EPA replied to the petition with a schedule that would require the agency to issue a proposed rule by June 2012 and a final rule by June 2013. The outcome of this matter cannot be predicted.

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

In 2010, the EPA announced a proposed revision to the primary ozone NAAQS. In addition, the EPA proposed a cumulative seasonal secondary standard. On September 2, 2011, President Obama announced that the EPA would withdraw the proposed revision. As a result, the ozone NAAQS promulgated in 2008 will be implemented, and the review of the standard has been deferred until 2013. With respect to the 2008 standard, all areas in our service territories are currently in compliance.

In 2010, the EPA announced a revision to the primary NAAQS for nitrogen dioxide (NO2). Currently, there are no monitors reporting violation of this new standard in our service territories, but an expanded monitoring network will provide additional data, which could result in additional nonattainment areas. Additionally, the EPA revised the 1-hour NAAQS for SO2 in 2010. Implementation of the new 1-hour NAAQS for SO2 uses air quality modeling along with monitoring data in determining whether areas are attaining the new standard, which is likely to expand the number of nonattainment areas. No additional nonattainment areas have been designated to date in our service territories. Should additional nonattainment areas for the NAAQS for NO2 and SO2 be designated in our service territories, we may be required to install additional emission controls at some of our facilities. The outcome of these matters cannot be predicted.

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

WATER QUALITY

General

As a result of the operation of certain pollution control equipment required to address the air quality issues outlined previously, new sources of wastewater discharge will be generated at certain affected facilities. Integration of these new wastewater discharges into the existing wastewater treatment processes is currently ongoing and will result in permitting, construction and treatment requirements imposed on the Utilities now and into the future. The future costs of complying with these requirements could be material to our or the Utilities’ results of operations or financial position.

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

More stringent effluent limitations contained in the current water discharge permit for the Mayo Steam Electric Plant became effective in June 2011. PEC is currently negotiating the issuance of a special order by consent with the North Carolina Division of Water Quality, which would defer the agency’s enforcement of the more stringent effluent limitations due to the plant’s inability to achieve compliance with those limitations. The special order by consent, if issued, is expected to include the required development and installation of enhanced water pollution control technology and application of less stringent interim effluent limitations until PEC’s planned project to bring the plant into compliance with the more stringent effluent limitations is completed. However, since the special order by consent has not yet been issued in final form, it is not possible to determine the extent of the planned project. Moreover, the special order by consent does not prevent actions by the EPA or third parties. Thus, the outcome of these matters cannot be determined.

On October 5, 2011, Earthjustice, on behalf of the Sierra Club and Florida Wildlife Federation, filed a petition seeking review of the water discharge permit issued to CR1, CR2 and CR3 (See Note 22D).

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

On April 20, 2011, the EPA published its proposed regulations for cooling water intake structures at existing power generating, manufacturing and industrial facilities that withdraw more than two million gallons of water per day from waters of the U.S. and use at least 25 percent of the water they withdraw exclusively for cooling purposes. The proposed regulations would establish nationwide, uniform standards for impingement mortality (immobilization of aquatic organisms against an intake screen) and case-by-case, site-specific standards for entrainment mortality (lethal effects due to passage of aquatic organisms into a cooling system). Comments on the proposed rule have been timely submitted by affected parties, including PEC and PEF. The outcome of this matter cannot be predicted.

OTHER ENVIRONMENTAL MATTERS

Global Climate Change

State, federal and international attention to global climate change is expected to result in the regulation of CO2 and other GHGs. While state-level study groups have been active in all three of our jurisdictions, we continue to believe that this issue requires a national policy framework – one that provides certainty and consistency. Our balanced solution as discussed in “Other Matters – Energy Demand” is a comprehensive plan to meet the anticipated demand in our service territories and provides a solid basis for slowing and reducing CO2 emissions by focusing on energy efficiency, alternative and renewable energy and a state-of-the-art power system.

The EPA has begun the process of regulating GHG emissions through use of the CAA. In 2007, the U.S. Supreme Court ruled that the EPA has the authority under the CAA to regulate CO2 emissions from new automobiles. According to the EPA this also results in stationary sources, such as coal-fired power plants, being subject to regulation of GHG emissions under the CAA. In 2009, the EPA announced that six GHGs (CO2, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride) pose a threat to public health and welfare under the CAA. A number of parties have filed petitions for review of this finding in the D.C. Court of Appeals. The full impact of regulation under GHG initiatives and any final legislation, if enacted, cannot be determined at this time; however, we anticipate that it could result in significant cost increases over time for which the Utilities would seek corresponding rate recovery. We are preparing for a carbon-constrained future and are actively engaged in helping shape effective policies to address the issue.

In 2010, the EPA announced a schedule for development of a new source performance standard for new and existing fossil fuel-fired electric utility units. Under the schedule, the EPA was to propose the standard by September 30, 2011, and issue the final rule by May 2012. The EPA is now expected to propose the standard in the first quarter of 2012.

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

In 2009, the EPA issued the final GHG emissions reporting rule, which establishes a national protocol for the reporting of annual GHG emissions. Facilities that emit greater than 25,000 metric tons per year of GHGs must report annual emissions by March 31 of the following year. The reporting requirements began in 2011 with year 2010 emissions and we complied with the requirement of the reporting rule. Because the rule builds on current emission-reporting requirements, compliance with the requirements is not expected to have a material impact on the Utilities.

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

In May 2011, PEC and PEF were named, along with numerous other defendants, in a complaint of a class action lawsuit. Plaintiffs claim that defendants’ GHG emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. We cannot predict the outcome of this matter (See Note 22C).

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

Current retail rate matters affected by state regulatory authorities are discussed in Notes 8B and 8C. This discussion identifies specific retail rate matters, the status of the issues and the associated effects on our consolidated financial statements.

On April 28, 2010, we accepted a grant from the DOE for $200 million in federal matching infrastructure funds. In addition to providing the Utilities real-time information about the state of their electric grids, the smart grid transition will enable customers to better understand and manage their energy use, and will provide for more efficient integration of renewable energy resources. Supplementing the DOE grant, the Utilities will invest more than $300 million in smart grid projects, which include enhancements to distribution equipment, installation of 160,000 additional smart meters and additional public infrastructure for plug-in electric vehicles. Projects funded by the grant must be completed by April 2013.

Through December 31, 2011, we have incurred $225 million of allowable, 50 percent reimbursable, smart grid project costs, and have submitted to the DOE requests for reimbursement of $112 million, of which we have received $89 million.

Concerns about climate change and oil price volatility have led to proposed and enacted legislation at the federal and state levels to increase renewable energy and GHG emissions.

The NC REPS requires PEC to file an annual compliance report with the NCUC demonstrating the actions it has taken to comply with the NC REPS requirement. The rules measure compliance with the NC REPS requirement via renewable energy certificates earned after January 1, 2008. North Carolina electric power suppliers with a renewable energy compliance obligation, including PEC, are participating in the renewable energy certificate tracking system, which came online July 1, 2010. North Carolina law mandates that utilities achieve a targeted amount of energy from specified renewable energy resources or implementation of energy-efficiency measures beginning with a 3 percent requirement in 2012 escalating to 12.5 percent in 2021. PEC expects to be in compliance with this requirement.

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

In response to the executive orders, Florida energy law enacted in 2008 includes provisions that required the FPSC to develop a renewable portfolio standard that the FPSC would present to the legislature for ratification and also includes provisions that direct the FDEP to develop rules establishing a cap-and-trade program to regulate GHG emissions that the FDEP would present to the legislature no earlier than January 2010 for ratification. To date, the Florida legislature has not ratified or enacted any renewable portfolio standard or cap-and-trade rules or programs. Until these agency actions are finalized, we cannot predict the outcome of this matter.

Our balanced solution, as described in “Energy Demand,” demonstrates our commitment to environmental responsibility.

ENERGY DEMAND

Implementing state and federal energy policies, promoting environmental stewardship and providing reliable electricity to meet the anticipated long-term growth within the Utilities’ service territories will require a balanced approach. The three main elements of this balanced solution are: (1) energy efficiency; (2) alternative and renewable energy; and (3) a state-of-the-art power system.

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

We are actively engaged in a variety of alternative and renewable energy projects to pursue the generation of electricity from biomass, solar, hydrogen and landfill-gas technologies. Among our projects, we have executed contracts to purchase approximately 350 MW of electricity generated from biomass, including over 200 MW for compliance with NC REPS. The majority of these projects should be online within the next five years. In addition, we have executed purchased power agreements for approximately 30 MW of electricity generated from solar photovoltaic generation, with the majority purchased for compliance with NC REPS. Of the 30 MW of purchased solar photovoltaic generation, 12 MW are online and the remainder is expected to come online during 2012. Additionally, customers across our service territory have connected more than 11 MW of solar photovoltaic energy systems to our grid. Progress Energy offers a range of solar incentives and programs, which have increased,and will continue to significantly increase our use of solar energy over the next decade.

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

In 2009, PEC announced a coal-to-gas modernization strategy whereby the 11 remaining coal-fired generating facilities in North Carolina that do not have scrubbers would be retired prior to the end of their useful lives and their approximately 1,500 MW of generating capacity replaced with new natural gas-fueled facilities. The original strategy called for the retirement of the coal-fired units by the end of 2017; however, we currently expect the plants will be retired no later than the end of 2013. PEC has received approval from the NCUC for construction of an approximately 950-MW natural gas-fueled generating facility at a site in Wayne County, N.C., to be placed in service in January 2013. PEC has also received approval from the NCUC to construct an approximately 620-MW natural gas-fueled generating facility at a site in New Hanover County, N.C., to replace the existing coal-fired generation at this site. The facility is projected to be placed in service in December 2013. After 2013, PEC will continue to operate its Roxboro, Mayo and Asheville coal-fired plants in North Carolina, which have state-of-the-art emission controls. Emissions of NOx, SO2, mercury and other pollutants have been reduced significantly at these sites.

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

In light of the events at the Fukushima Daiichi nuclear power station in Japan, the NRC formed a task force to conduct a comprehensive review of processes and regulations to determine whether the agency should make additional improvements to the nuclear regulatory system. On July 13, 2011, the task force proposed a set of improvements designed to ensure protection, enhance accident mitigation, strengthen emergency preparedness and improve efficiency of NRC programs. The NRC is also expected to issue a longer-term report with recommendations for the Commission’s consideration by early 2012. With the ongoing investigations into the nature and extent of damages in Japan, the underlying causes of the situation and the lack of clarity around regulatory and political responses, we cannot predict to what extent the NRC will impose additional licensing and safety-related requirements. See Item 1A, “Risk Factors."

In September 2009, CR3 began an outage for normal refueling and maintenance, as well as its uprate project to increase its generating capacity and to replace two steam generators. During preparations to replace the steam generators, we discovered a delamination within the concrete of the outer wall of the containment structure, which has resulted in an extension of the outage. After a comprehensive analysis, we have determined that the concrete delamination at CR3 was caused by redistribution of stresses on the containment wall that occurred when we created an opening to accommodate the replacement of the unit’s steam generators. In March 2011, engineers investigated and subsequently determined that a new delamination had occurred in another area of the structure after initial repair work was completed and during the late stages of retensioning the containment building. Subsequent to March 2011, monitoring equipment has detected additional changes and further damage in the partially tensioned containment building and additional cracking or delaminations could occur during the repair process. Engineering design of the repair is under way. A number of factors could affect the repair plan, the return-to-service date and costs, including regulatory reviews, final engineering designs, contract negotiations, the ultimate work scope completion, testing, weather, the impact of new information discovered during additional testing and analysis and other developments. (See Note 8C).

PEC’s nuclear units have operating licenses granted by the NRC that have been renewed to 2030 and 2046. The NRC operating license held by PEF for CR3 currently expires in December 2016. On March 9, 2009, the NRC docketed, or accepted for review, PEF’s application for a 20-year renewal on the operating license for CR3, which would extend the operating license through 2036, when approved. Docketing the application does not preclude additional requests for information as the review proceeds, nor does it indicate whether the NRC will renew the license. The license renewal application for CR3 is currently under review by the NRC. The NRC’s remaining open items in the license renewal review process are associated with the containment structure repair. Once the repair design has been completed and evaluated, the NRC may proceed with the renewal application review of the containment structure. Assuming the repair is successful, management believes CR3 will satisfy the requirements for the license renewal.

POTENTIAL NEW CONSTRUCTION

While we have not made a final determination on nuclear construction, we continue to take steps to keep open the option of building a plant or plants. During 2008, PEC and PEF filed COL applications to potentially construct new nuclear plants in North Carolina and Florida (See Item 1A, “Risk Factors”). The NRC estimated that it will take approximately three to four years to review and process the COL applications. We have focused on the potential nuclear plant construction in Florida given the need for more fuel diversity in Florida and anticipated federal and state policies to reduce GHG emissions as well as existing state legislative policy that is supportive of nuclear projects.

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

PEF’s initial schedule anticipated performing certain site work pursuant to the Limited Work Authorization prior to COL receipt. However, in 2009, the NRC staff determined that certain schedule-critical work that PEF had proposed to perform within the scope of the Limited Work Authorization will not be authorized until the NRC issues the COL. Consequently, excavation and foundation preparation work will be shifted until after COL issuance, which is expected in 2013 if the current licensing schedule remains on track. This factor alone resulted in a minimum 20-month schedule shift later than the originally anticipated timeframe. Since then, regulatory and economic conditions have changed, resulting in additional schedule shifts. These conditions include the permitting and licensing process, national and state economic conditions, short-term natural gas prices and other FPSC decisions. Uncertainty regarding PEF’s access to capital on reasonable terms, PEF’s ability to secure joint owners and increasing uncertainty surrounding carbon regulation and its costs could be other factors to affect the Levy schedule.

PEF signed the EPC agreement on December 31, 2008, with Westinghouse Electric Company LLC and Stone & Webster, Inc. for two Westinghouse AP1000 nuclear units to be constructed at Levy. More than half of the approximate $7.650 billion contract price is fixed or firm with agreed upon escalation factors. The EPC agreement includes various incentives, warranties, performance guarantees, liquidated damage provisions and parent guarantees designed to incent the contractor to perform efficiently. For termination without cause, the EPC agreement contains exit provisions with termination fees, which may be significant, that vary based on the termination circumstances. We executed an amendment to the EPC agreement in 2010 due to the schedule shifts previously discussed. Additionally, in light of the schedule shifts in the Levy nuclear project, PEF completed vendor negotiations in July 2011 to continue or suspend purchase orders for long lead time equipment without material fees or charges.

The total escalated cost for the two generating units was estimated in PEF’s petition for the Determination of Need for Levy to be approximately $14 billion. This total cost estimate included land, plant components, financing costs, construction, labor, regulatory fees and the initial core for the two units. An additional $3 billion was estimated for the necessary transmission equipment and approximately 200 miles of transmission lines associated with the project. PEF’s 2011 nuclear cost-recovery filing included an updated analysis that demonstrated continued feasibility of the Levy project with PEF’s current estimated range of total escalated cost, including transmission, of $17.2 billion to $22.5 billion. The filed estimated cost range primarily reflects cost escalation resulting from the schedule shifts. Many factors will affect the total cost of the project and once PEF receives the COL, it will further refine the project timeline and budget. As previously discussed, we continue to evaluate the Levy project on an ongoing basis.

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

SYNTHETIC FUELS TAX CREDITS

Historically, we had substantial operations associated with the production and sale of coal-based solid synthetic fuels, which qualified for federal income tax credits so long as certain requirements were satisfied. Tax credits generated under the synthetic fuels tax credit program (including those generated by Florida Progress prior to our acquisition) were $1.891 billion, of which $1.026 billion has been used through December 31, 2011, to offset regular federal income tax liability and $865 million is being carried forward as deferred tax credits that do not expire.

See Note 22D and Item 1A, “Risk Factors,” for additional discussion related to our previous synthetic fuels operations and the associated tax credits generated under the synthetic fuels tax credit program.

LEGAL

We are subject to federal, state and local legislation and court orders. The specific issues, the status of the issues, accruals associated with issue resolutions and our associated exposures are discussed in detail in Note 22D.

NEW ACCOUNTING STANDARDS

See Note 3 for a discussion of the impact of new accounting standards.

PEC

The information required by this item is incorporated herein by reference to the following portions of Progress Energy’s MD&A, insofar as they relate to PEC: “Results of Operations,” “Application of Critical Accounting Policies and Estimates,” “Liquidity and Capital Resources” and “Other Matters.”

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

PEC has primarily used a combination of debt securities, commercial paper and its revolving credit agreement for liquidity needs in excess of cash provided by operations. PEC also participates in the utility money pool, which allows PEC and PEF to lend and borrow to and from each other and borrow from, but not lend to, the Parent.

See discussion of credit ratings in Progress Energy “Credit Rating Matters.”

PEC expects to have sufficient resources to meet its future obligations through a combination of cash from operations, availability under its credit facility, money pool borrowings, issuances of commercial paper and long-term debt and/or contributions of equity from the Parent.

CASH FLOW DISCUSSION

HISTORICAL FOR 2011 AS COMPARED TO 2010 AND 2010 AS COMPARED TO 2009

Cash Flows from Operations

Net cash provided by operating activities decreased $381 million for 2011, when compared to 2010. The decrease was primarily due to $269 million higher cash used for inventory, a $122 million increase in pension plan funding, the $107 million less favorable impact of weather as previously discussed and $33 million paid for interest rate hedges terminated in conjunction with the issuance of long-term debt in 2011, partially offset by $205 million in lower net cash for taxes. The increase in cash used for inventory was primarily due to higher coal purchases in 2011 reflecting anticipated winter consumption and inventory levels that remained high at year-end (due to lower natural gas prices) combined with higher 2010 consumption of existing inventory levels to meet system requirements resulting from favorable weather.

Net cash provided by operating activities increased $235 million in 2010, when compared to 2009. The increase was primarily due to the $115 million favorable impact of weather partially offset by $78 million higher nuclear plant outage and maintenance costs included in O&M, both as previously discussed; $141 million lower cash used for inventory, primarily due to higher coal consumption as a result of favorable weather in 2010 that was fulfilled through the 2010 usage of inventory from year-end 2009; $86 million lower cash used for pension and other benefits primarily due to a reduction of contributions made in 2010; and $37 million lower cash paid for income taxes. These amounts were partially offset by a $108 million decrease in the over-recovery of fuel as a result of higher fuel costs in 2010.

Investing Activities

Net cash used by investing activities increased $239 million in 2011, when compared with 2010. The increase was primarily due to a $200 million change in advances to affiliated companies.

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

Financing Activities

Net cash provided by financing activities increased $215 million for 2011, when compared to 2010. The increase was primarily due to the $500 million issuance of first mortgage bonds in 2011 and $185 million in commercial paper borrowings in 2011, partially offset by the $585 million payment of dividends to the Parent in 2011 compared to $100 million in 2010.

Net cash used by financing activities decreased $10 million for 2010, when compared to 2009. The decrease was primarily due to the $400 million payment at maturity of long-term debt in 2009, the $110 million net repayment of commercial paper in 2009 and a $100 million reduction in dividends paid to the Parent in 2010 compared to 2009. These impacts were partially offset by $600 million issuance of first mortgage bonds in 2009.

On September 15, 2011, PEC issued $500 million 3.00% First Mortgage Bonds due September 15, 2021. A portion of the net proceeds was used to repay outstanding short-term debt and the remainder was used for general corporate purposes, including construction expenditures.

On October 15, 2010, PEC entered into a new $750 million, three-year RCA with a syndication of 22 financial institutions. The RCA is used to provide liquidity support for PEC’s issuances of commercial paper and other short-term obligations, and for general corporate purposes. The RCA will expire on October 15, 2013. The prior $450 million RCA was terminated effective October 15, 2010 (See “Credit Facilities and Registration Statements”).

On January 15, 2009, PEC issued $600 million of First Mortgage Bonds, 5.30% Series, due 2019. A portion of the proceeds was used to repay the maturity of PEC’s $400 million 5.95% Senior Notes, due March 1, 2009. The remaining proceeds were used to repay PEC’s outstanding short-term debt and for general corporate purposes.

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

SHORT-TERM DEBT

At December 31, 2011, PEC had an outstanding short-term debt balance consisting primarily of commercial paper borrowing totaling $219 million at a weighted average interest rate of 0.51%.

At the end of each month during the three months ended December 31, 2011, PEC had a maximum short-term debt balance of $219 million and an average short-term debt balance of $73 million at a weighted average interest rate of 0.51%. PEC’s short-term debt during the three months ended December 31, 2011, consisted primarily of commercial paper and money pool borrowings.

At the end of each month during the year ended December 31, 2011, PEC had a maximum short-term debt balance of $219 million and an average short-term debt balance of $83 million at a weighted average interest rate of 0.39%. PEC’s short-term debt during the year ended December 31, 2011, consisted primarily of commercial paper and money pool borrowings.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

PEC’s estimated capital requirements for 2012, 2013 and 2014 are approximately $1.4 billion, $1.3 billion and $1.4 billion, respectively, and primarily reflect construction expenditures to support customer growth, add regulated generation and upgrade existing facilities as discussed in Progress Energy “Capital Expenditures.”

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

At December 31, 2011, the current portion of PEC’s long-term debt was $500 million. We expect to fund the $500 million of First Mortgage Bonds due July 15, 2012, with a combination of cash from operations, commercial paper borrowings and/or long-term debt.

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

PEC typically files a shelf registration statement with the SEC under which it may issue an unlimited number or amount of various long-term debt securities and preferred stock. We expect to file a new shelf registration statement with the SEC, as PEC’s previously filed shelf registration statement for these securities expired November 17, 2011. (See “Credit Facilities and Registration Statements.”)

CAPITALIZATION RATIOS

The following table shows each component of capitalization as a percentage of total capitalization at December 31, 2011 and 2010. In addition to total equity and preferred stock, total capitalization includes the following in total debt: long-term debt, net, current portion of long-term debt and capital lease obligations.

	2011	2010
Total equity	53.2%	57.9%
Preferred stock	0.6%	0.7%
Total debt	46.2%	41.4%

See the discussion of PEC’s future liquidity and capital resources, including financial market impacts, under Progress Energy and see Note 12 for further information regarding PEC’s debt and credit facility.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

See discussion under Progress Energy and Notes 22A, 22B and 22C for information on PEC’s off-balance sheet arrangements and contractual obligations at December 31, 2011.

GUARANTEES

See discussion under Progress Energy and Note 22C for a discussion of PEC’s guarantees.

MARKET RISK AND DERIVATIVES

Under its risk management policy, PEC may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 18 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of market risk and derivatives.

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

The following table reflects PEC’s contractual cash obligations and other commercial commitments at December 31, 2011, in the respective periods in which they are due:

(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (See Note 12)(a)	$4,199	$500	$405	$700	$2,594
Interest payments on long-term debt(b)	1,794	193	301	235	1,065
Capital lease obligations (See Note 22B)	18	2	10	-	6
Operating leases (See Note 22B)(c)	764	29	96	97	542
Fuel and purchased power (See Note 22A)(d)	6,838	1,252	1,864	1,482	2,240
Other purchase obligations (See Note 22A)	913	354	230	87	242
Minimum pension funding requirements(e)	183	61	93	29	-
Other postretirement benefits(f)	244	19	43	48	134
Uncertain tax positions(g)	-	-	-	-	-
Other commitments(h)	78	13	26	26	13
Total	$15,031	$2,423	$3,068	$2,704	$6,836

(a)	PEC’s maturing debt obligations are generally expected to be repaid with cash from operations or refinanced with new debt issuances in the capital markets.
(b)	Interest payments on long-term debt are based on the interest rate effective at December 31, 2011.
(c)	Amounts include certain related executory cost commitments.
(d)
Essentially all of PEC’s fuel and certain purchased power costs are eligible for recovery through cost-recovery clauses in accordance with state and federal regulations and therefore do not require separate liquidity support. Amounts exclude precedent and conditional contracts of $1.510 billion. (See Note 22A.)

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

(g)
Uncertain tax positions of $73 million are not reflected in this table as PEC cannot predict when open income tax years will be closed with completed examinations. PEC is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the 12-month period ending December 31, 2012.

(h)
By NCUC order, in 2008, PEC began transitioning North Carolina jurisdictional amounts currently retained internally to its external decommissioning funds. The transition of the original $131 million must be complete by December 31, 2017, and at least 10 percent must be transitioned each year.

PEF

The information required by this item is incorporated herein by reference to the following portions of Progress Energy’s MD&A, insofar as they relate to PEF: “Results of Operations,” “Application of Critical Accounting Policies and Estimates,” “Liquidity and Capital Resources” and “Other Matters.”

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

PEF has primarily used a combination of debt securities, equity contributions from the Parent, commercial paper and its revolving credit agreement for liquidity needs in excess of cash provided by operations. PEF also participates in the utility money pool, which allows PEC and PEF to lend and borrow to and from each other and borrow from, but not lend to, the Parent.

See discussion of credit ratings in Progress Energy “Credit Rating Matters.”

PEF expects to have sufficient resources to meet its future obligations through a combination of cash from operations, availability under its credit facility, money pool borrowings, issuances of commercial paper and long-term debt and/or contributions of equity from the Parent.

CASH FLOW DISCUSSION

HISTORICAL FOR 2011 AS COMPARED TO 2010 AND 2010 AS COMPARED TO 2009

Cash Flows from Operations

Net cash provided by operating activities decreased $439 million for 2011, when compared to 2010. The decrease was primarily due to $161 million lower recovery of capacity costs, the $112 million less favorable impact of weather as previously discussed, a $78 million increase in pension plan funding, $72 million decrease in NEIL reimbursements for CR3 replacement power costs and $33 million paid for interest rate hedges terminated in conjunction with the issuance of long-term debt in 2011. The change in recovery of capacity costs in 2011 was primarily due to the $51 million refund of prior-year over-recovery of capacity costs and the 2010 collection of $110 million of previously under-recovered capacity costs.

Net cash provided by operating activities increased $67 million in 2010, when compared with 2009. The increase was primarily due to the $88 million favorable impact of weather as previously discussed; $98 million net cash receipts from income taxes in 2010 compared to $184 million of net cash payments for income taxes in 2009; and $56 million lower cash used for inventory, primarily due to higher coal consumption in 2010 as a result of favorable weather that was fulfilled through 2010 usage of inventory from year-end 2009. These amounts were partially offset by an $81 million under-recovery of fuel in 2010 compared to a $103 million over-recovery of fuel in 2009 driven by lower fuel rates in 2010 and $6 million of net payments of cash collateral to counterparties on derivative contracts in 2010 compared to $190 million net refunds of cash collateral in 2009.

Investing Activities

Net cash used by investing activities decreased $280 million in 2011, when compared with 2010. The decrease was primarily due to a $198 million decrease in gross property additions, primarily due to lower spending for environmental compliance and nuclear projects; $27 million of litigation judgment proceeds; and $24 million increase in receipt of smart grid grant reimbursement.

Net cash used by investing activities decreased $541 million in 2010, when compared with 2009. The decrease was primarily due to a $435 million decrease in gross property additions and a $64 million increase in cash provided by insurance proceeds. The decrease in property additions was driven by decreases in environmental compliance spending and expenditures for nuclear projects. The increase in cash provided by insurance proceeds is driven by the receipt of NEIL insurance proceeds for repairs due to the CR3 extended outage.

Financing Activities

Net cash used by financing activities increased $306 million for 2011, when compared to 2010. The increase was primarily due to the combined $600 million issuance of first mortgage bonds in March 2010 and the $460 million increase in payment of dividends to the Parent in 2011, partially offset by a $300 million issuance of first mortgage bonds in August 2011, $233 million of commercial paper borrowings in 2011 and the $211 million change in advances from affiliated companies.

Net cash provided by financing activities decreased $374 million for 2010, when compared to 2009. The decrease was primarily due to a $620 million contribution from the Parent in 2009, a $361 million decrease in advances from affiliates and a $300 million retirement at maturity of long-term debt in 2010. The decreases are partially offset by the $600 million issuance of first mortgage bonds in 2010 and $371 million repayment of commercial paper in 2009.

On July 15, 2011, PEF paid at maturity $300 million of its 6.65% First Mortgage Bonds with proceeds from short-term debt borrowings.

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

On October 15, 2010, PEF entered into a new $750 million, three-year RCA with a syndication of 22 financial institutions. The RCA is used to provide liquidity support for PEF’s issuances of commercial paper and other short-term obligations, and for general corporate purposes. The RCA will expire on October 15, 2013. The prior $450 million RCA was terminated effective October 15, 2010 (See “Credit Facilities and Registration Statements”).

In 2009, PEF did not issue or retire long-term debt.

SHORT-TERM DEBT

At December 31, 2011, PEF had outstanding short-term debt consisting primarily of commercial paper borrowings totaling $241 million at an interest rate of 0.51 percent.

At the end of each month during the three months ended December 31, 2011, PEF had a maximum short-term debt balance of $249 million and an average short-term debt balance of $179 million at a weighted average interest rate of 0.46 percent. PEF’s short-term debt during the three months ended December 31, 2011, included only commercial paper and money pool borrowings.

At the end of each month during the year ended December 31, 2011, PEF had a maximum short-term debt balance of $350 million and an average short-term debt balance of $106 million at a weighted average interest rate of 0.40 percent. PEF’s short-term debt during the year ended December 31, 2011, included only commercial paper and money pool borrowings.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

PEF’s estimated capital requirements for 2012, 2013 and 2014 are approximately $720 million to $820 million, $830 million to $930 million, and $760 million, respectively, and primarily reflect construction expenditures to support customer growth, add regulated generation and upgrade existing facilities as discussed in Progress Energy “Capital Expenditures.” PEF’s estimated capital requirements for 2012 and 2013 include potential nuclear construction expenditures, primarily related to PEF’s Levy project. Because of announced schedule shifts, we negotiated an amendment to the Levy EPC agreement (See discussion under “Other Matters – Nuclear – Potential New Construction”). The forecasted capital expenditures reflect the announced schedule shift. Project spending for 2014 and beyond will be determined once the timing for the receipt of the COL is known and more detailed estimates have been developed based on this and other factors. Future nuclear construction expenditures are dependent upon, and may vary significantly based upon, the decision to build, regulatory approval schedules, timing and escalation of project costs, and the percentages of joint ownership. These expenditures are subject to cost-recovery provisions in PEF’s jurisdiction (See Note 8C).

PEF’s estimated capital expenditures exclude estimates for the repair of the CR3 containment building and the completion of the extended power uprate project. Estimates of these projects will be developed upon the completion of ongoing engineering and project planning, the resolution of negotiations with NEIL regarding insurance coverage of the second CR3 delamination, and final decisions regarding repair versus retirement.

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

PEF typically files a shelf registration statement with the SEC under which it may issue an unlimited number or amount of various long-term debt securities and preferred stock. We expect to file a new shelf registration statement with the SEC, as PEF’s previously filed shelf registration statement for these securities expired November 17, 2011 (See “Credit Facilities and Registration Statements”).

CAPITALIZATION RATIOS

The following table shows each component of capitalization as a percentage of total capitalization at December 31, 2011 and 2010. In addition to total equity and preferred stock, total capitalization includes the following in total debt: long-term debt, net, current portion of long-term debt, notes payable to affiliated companies and capital lease obligations.

	2011	2010
Total common stock equity	48.5%	50.9%
Preferred stock	0.4%	0.3%
Total debt	51.1%	48.8%

See the discussion of PEF’s future liquidity and capital resources, including financial market impacts, under Progress Energy and see Note 12 for further information regarding PEF’s debt and credit facility.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

See discussion under Progress Energy and Notes 22A, 22B and 22C for information on PEF’s off-balance sheet arrangements and contractual obligations at December 31, 2011.

MARKET RISK AND DERIVATIVES

Under its risk management policy, PEF may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 18 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of market risk and derivatives.

CONTRACTUAL OBLIGATIONS

This information called for by Item 7 is omitted for PEF pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various risks related to changes in market conditions. Market risk represents the potential loss arising from adverse changes in market rates and prices. We have a risk management committee that includes senior executives from various business groups. The risk management committee is responsible for administering risk management policies and monitoring compliance with those policies by all subsidiaries. Under our risk policy, we may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. Such instruments contain credit risk to the extent that the counterparty fails to perform under the contract. We minimize such risk by performing credit and financial reviews using a combination of financial analysis and publicly available credit ratings of such counterparties (See Note 18). Both PEC and PEF also have limited counterparty exposure for commodity hedges (primarily gas and oil hedges) by spreading concentration risk over a number of counterparties.

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

PROGRESS ENERGY

INTEREST RATE RISK

As part of our debt portfolio management and daily cash management, we have variable rate long-term debt and may have commercial paper and/or loans outstanding under our RCA facilities, which are also exposed to floating interest rates. Approximately 11 percent and 7 percent of consolidated debt had variable rates at December 31, 2011 and 2010, respectively.

Based on our variable rate long-term and short-term debt balances at December 31, 2011, a 100 basis point change in interest rates would result in an annual pre-tax interest expense change of approximately $15 million. We had $671 million of outstanding short-term debt at December 31, 2011.

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

The following tables provide information, at December 31, 2011 and 2010, about our interest rate risk-sensitive instruments. The tables present principal cash flows and weighted-average interest rates by expected maturity dates for the fixed and variable rate long-term debt and Parent-obligated mandatorily redeemable preferred securities of trust. The tables also include estimates of the fair value of our interest rate risk-sensitive instruments based on quoted market prices for these or similar issues. For interest rate forward contracts, the tables present notional amounts and weighted-average interest rates by contractual mandatory termination dates for 2012 to 2016 and thereafter and the related fair value. Notional amounts are used to calculate the settlement amounts under the interest rate forward contracts. See Note 18 for more information on interest rate derivatives.

December 31, 2011								Fair Value December 31, 2011

(dollars in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Fixed-rate long-term debt	$950	$830	$300	$1,000	$300	$8,449	$11,829	$14,128
Average interest rate	6.67%	4.96%	6.05%	5.18%	5.63%	5.80%	5.76%
Variable-rate long-term debt	-	-	-	-	-	$861	$861	$861
Average interest rate	-	-	-	-	-	0.30%	0.30%
Debt to affiliated trust(a)	-	-	-	-	-	$309	$309	$318
Interest rate	-	-	-	-	-	7.10%	7.10%
Interest rate forward contracts(b)	$400	$100	$-	-	-	-	$500	$(93)
Average pay rate	4.23%	4.37%	-	-	-	-	4.26%
Average receive rate	(c)	(c)	-	-	-	-	(c)

(a)	Florida Progress Funding Corporation - Junior Subordinated Deferrable Interest Notes.
(b)	Notional amounts of 10-year forward starting swaps are categorized by mandatory cash settlement date.
(c)	Rate is 3-month London Inter Bank Offered Rate (LIBOR), which was 0.58% at December 31, 2011.

At December 31, 2011, Progress Energy had $500 million notional of open forward starting swaps, including $250 million notional at PEC and $50 million notional at PEF.

December 31, 2010								Fair Value December 31, 2010

(dollars in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Fixed-rate long-term debt	$1,000	$950	$830	$300	$1,000	$7,449	$11,529	$12,826
Average interest rate	6.96%	6.67%	4.96%	6.05%	5.18%	6.18%	6.11%
Variable-rate long-term debt	-	-	-	-	-	$861	$861	$861
Average interest rate	-	-	-	-	-	0.53%	0.53%
Debt to affiliated trust(a)	-	-	-	-	-	$309	$309	$315
Interest rate	-	-	-	-	-	7.10%	7.10%
Interest rate forward contracts(b)	$550	$400	$100	-	-	-	$1,050	$(35)
Average pay rate	4.19%	4.23%	4.37%	-	-	-	4.22%
Average receive rate	(c)	(c)	(c)	-	-	-	(c)

(a)	Florida Progress Funding Corporation - Junior Subordinated Deferrable Interest Notes.
(b)	Notional amounts of 10-year forward starting swaps are categorized by mandatory cash settlement date.
(c)	Rate is 3-month LIBOR, which was 0.30% at December 31, 2010.

At December 31, 2010, Progress Energy had $1.050 billion notional of open forward starting swaps, including $350 million notional at PEC and $200 million notional at PEF.

MARKETABLE SECURITIES PRICE RISK

The Utilities maintain trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning their nuclear plants. These funds are primarily invested in stocks, bonds and cash equivalents, which are exposed to price fluctuations in equity markets and to changes in interest rates. At December 31, 2011 and December 31, 2010, the fair value of these funds was $1.647 billion and $1.571 billion, respectively, including $1.088 billion and $1.017 billion, respectively, for PEC and $559 million and $554 million, respectively, for PEF. We actively monitor our portfolio by benchmarking the performance of our investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes. The accounting for nuclear decommissioning recognizes that the Utilities’ regulated electric rates provide for recovery of these costs net of any trust fund earnings, and, therefore, fluctuations in trust fund marketable security returns do not affect earnings. See Note 14 for further information on the trust fund securities.

CONTINGENT VALUE OBLIGATIONS MARKET VALUE RISK

CVOs are recorded at fair value, and gains and losses from changes in fair value are recognized in earnings. The 18.5 million outstanding CVOs not held by Progress Energy at December 31, 2011, had a fair value of $14 million. The 98.6 million CVOs outstanding at December 31, 2010, had a fair value of $15 million. We perform sensitivity analyses to estimate our exposure to the market risk of the CVOs. The sensitivity analyses performed on the CVOs use observable prices obtained from brokers or quote services to measure the potential loss in earnings from a hypothetical 10 percent adverse change in market prices over the next 12 months. A hypothetical 10 percent increase in the December 31, 2011 market price would result in a $1 million increase in the fair value of the CVOs and a corresponding increase in the CVO liability.

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

Most of our physical commodity contracts are not derivatives or qualify as normal purchases or sales. Therefore, such contracts are not recorded at fair value. At December 31, 2011, substantially all derivative commodity instrument positions were subject to retail regulatory treatment.

See Note 18 for additional information with regard to our commodity contracts and use of economic and cash flow derivative financial instruments.

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

INTEREST RATE RISK

The following tables provide information at December 31, 2011 and 2010, about PEC’s interest rate risk-sensitive instruments:

December 31, 2011								Fair Value
								December 31,
(dollars in millions)	2012	2013	2014	2015	2016	Thereafter	Total	2011
Fixed-rate long-term debt	$500	$405	$-	$700	$-	$1,974	$3,579	$4,102
Average interest rate	6.50%	5.14%	-	5.21%	-	5.18%	5.36%
Variable-rate long-term debt	-	-	-	-	-	$620	$620	$620
Average interest rate	-	-	-	-	-	0.20%	0.20%
Interest rate forward contracts(a)	$200	$50	-	-	-	-	$250	$(46)
Average pay rate	4.27%	4.43%	-	-	-	-	4.30%
Average receive rate	(b)	(b)		-	-	-	(b)

(a)	Notional amounts of 10-year forward starting swaps are categorized by mandatory cash settlement date.
(b)	Rate is 3-month LIBOR, which was 0.58% at December 31, 2011.

At December 31, 2011, PEC had $250 million notional of open forward starting swaps to mitigate exposure to interest rate risk in anticipation of future debt issuances.

December 31, 2010								Fair Value
								December 31,
(dollars in millions)	2011	2012	2013	2014	2015	Thereafter	Total	2010
Fixed-rate long-term debt	$-	$500	$405	$-	$700	$1,474	$3,079	$3,413
Average interest rate	-	6.50%	5.14%	-	5.21%	5.91%	5.75%
Variable-rate long-term debt	-	-	-	-	-	$620	$620	$620
Average interest rate	-	-	-	-	-	0.54%	0.54%
Interest rate forward contracts(a)	$100	$200	$50	-	-	-	$350	$(8)
Average pay rate	4.31%	4.27%	4.43%	-	-	-	4.30%
Average receive rate	(b)	(b)	(b)	-	-	-	(b)

(a)	Notional amounts of 10-year forward starting swaps are categorized by mandatory cash settlement date.
(b)	Rate is 3-month LIBOR, which was 0.30% at December 31, 2010.

At December 31, 2010, PEC had $350 million notional of open forward starting swaps to mitigate exposure to interest rate risk in anticipation of future debt issuances.

COMMODITY PRICE RISK

PEC is exposed to the effects of market fluctuations in the price of natural gas, coal, fuel oil, electricity and other energy-related products marketed and purchased as a result of its ownership of energy-related assets. PEC’s exposure to these fluctuations is significantly limited by the cost-based regulation. Each state commission allows electric utilities to recover certain of these costs through various cost-recovery clauses to the extent the respective commission determines that such costs are prudent. Therefore, while there may be a delay in the timing between when these costs are incurred and when these costs are recovered from the ratepayers, changes from year to year have no material impact on operating results. See “Commodity Price Risk” discussion under Progress Energy mentioned previously and Note 18 for additional information with regard to PEC’s commodity contracts and use of derivative financial instruments.

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

INTEREST RATE RISK

The following tables provide information at December 31, 2011 and 2010, about PEF’s interest rate risk-sensitive instruments:

December 31, 2011								Fair Value
								December 31,
(dollars in millions)	2012	2013	2014	2015	2016	Thereafter	Total	2011
Fixed-rate long-term debt	$-	$425	$-	$300	$-	$3,525	$4,250	$5,193
Average interest rate	-	4.80%	-	5.10%	-	5.74%	5.60%
Variable-rate long-term debt	-	-	-	-	-	$241	$241	$241
Average interest rate	-	-	-	-	-	0.57%	0.57%
Interest rate forward contracts(a)	-	$50	$-	-	-	-	$50	$(9)
Average pay rate	-	4.30%	-	-	-	-	4.30%
Average receive rate		(b)		-	-	-	(b)

(a)	Notional amounts of 10-year forward starting swaps are categorized by mandatory cash settlement date.
(b)	Rate is 3-month LIBOR, which was 0.58% at December 31, 2011.

At December 31, 2011, PEF had $50 million notional of open forward starting swaps to mitigate exposure to interest rate risk in anticipation of future debt issuances.

December 31, 2010								Fair Value
								December 31,
(dollars in millions)	2011	2012	2013	2014	2015	Thereafter	Total	2010
Fixed-rate long-term debt	$300	$-	$425	$-	$300	$3,225	$4,250	$4,730
Average interest rate	6.65%	-	4.80%	-	5.10%	5.99%	5.85%
Variable-rate long-term debt	-	-	-	-	-	$241	$241	$241
Average interest rate	-	-	-	-	-	0.52%	0.52%
Interest rate forward contracts(a)	$150	-	$50	-	-	-	$200	$(7)
Average pay rate	4.18%	-	4.30%	-	-	-	4.21%
Average receive rate	(b)	-	- (b)	-	-	-	(b)

(a)	Notional amounts of 10-year forward starting swaps are categorized by mandatory cash settlement date.
(b)	Rate is 3-month LIBOR, which was 0.30% at December 31, 2010.

At December 31, 2010, PEF had $200 million notional of open forward starting swaps to mitigate exposure to interest rate risk in anticipation of future debt issuances.

COMMODITY PRICE RISK

PEF is exposed to the effects of market fluctuations in the price of natural gas, coal, fuel oil, electricity and other energy-related products marketed and purchased as a result of its ownership of energy-related assets. PEF’s exposure to these fluctuations is significantly limited by its cost-based regulation. The FPSC allows PEF to recover certain fuel and purchased power costs to the extent the FPSC determines that such costs are prudent. Therefore, while there may be a delay in the timing between when these costs are incurred and when these costs are recovered from the ratepayers, changes from year to year have no material impact on operating results. See “Commodity Price Risk” discussion under Progress Energy mentioned previously and Note 18 for additional information with regard to PEF’s commodity contracts and use of derivative financial instruments.

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

Registrant	Applicable Notes
PEC	1 through 3, 5 through 8, 10 through 15, 17 through 19, 21, 22, and 24
PEF	1 through 3, 5 through 8, 10 through 15, 17 through 19, 21, 22, and 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF PROGRESS ENERGY, INC.:

We have audited the accompanying consolidated balance sheets of Progress Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in total equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 28, 2012

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS of INCOME
(in millions except per share data)
Years ended December 31	2011	2010	2009
Operating revenues	$8,907	$10,190	$9,885
Operating expenses
Fuel used in electric generation	2,893	3,300	3,752
Purchased power	1,093	1,279	911
Operation and maintenance	2,036	2,027	1,894
Depreciation, amortization and accretion	701	920	986
Taxes other than on income	562	580	557
Other	34	30	13
Total operating expenses	7,319	8,136	8,113
Operating income	1,588	2,054	1,772
Other income (expense)
Interest income	2	7	14
Allowance for equity funds used during construction	103	92	124
Other, net	(58)	-	6
Total other income, net	47	99	144
Interest charges
Interest charges	760	779	718
Allowance for borrowed funds used during construction	(35)	(32)	(39)
Total interest charges, net	725	747	679
Income from continuing operations before income tax	910	1,406	1,237
Income tax expense	323	539	397
Income from continuing operations	587	867	840
Discontinued operations, net of tax	(5)	(4)	(79)
Net income	582	863	761
Net income attributable to noncontrolling interests, net of tax	(7)	(7)	(4)
Net income attributable to controlling interests	$575	$856	$757
Average common shares outstanding – basic	296	291	279
Basic and diluted earnings per common share
Income from continuing operations attributable to controlling interests, net of tax	$1.96	$2.96	$2.99
Discontinued operations attributable to controlling interests, net of tax	(0.02)	(0.01)	(0.28)
Net income attributable to controlling interests	$1.94	$2.95	$2.71
Dividends declared per common share	$2.119	$2.480	$2.480
Amounts attributable to controlling interests
Income from continuing operations, net of tax	$580	$860	$836
Discontinued operations, net of tax	(5)	(4)	(79)
Net income attributable to controlling interests	$575	$856	$757

See Notes to Progress Energy, Inc. Consolidated Financial Statements.

PROGRESS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)	December 31, 2011	December 31, 2010
ASSETS
Utility plant
Utility plant in service	$31,065	$29,708
Accumulated depreciation	(12,001)	(11,567)
Utility plant in service, net	19,064	18,141
Other utility plant, net	217	220
Construction work in progress	2,449	2,205
Nuclear fuel, net of amortization	767	674
Total utility plant, net	22,497	21,240
Current assets
Cash and cash equivalents	230	611
Receivables, net	889	1,033
Inventory	1,438	1,226
Regulatory assets	275	176
Derivative collateral posted	147	164
Deferred tax assets	371	156
Prepayments and other current assets	133	110
Total current assets	3,483	3,476
Deferred debits and other assets
Regulatory assets	3,025	2,374
Nuclear decommissioning trust funds	1,647	1,571
Miscellaneous other property and investments	407	413
Goodwill	3,655	3,655
Other assets and deferred debits	345	325
Total deferred debits and other assets	9,079	8,338
Total assets	$35,059	$33,054
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 500 million shares authorized, 295 million and 293 million shares issued and outstanding, respectively	$7,434	$7,343
Accumulated other comprehensive loss	(165)	(125)
Retained earnings	2,752	2,805
Total common stock equity	10,021	10,023
Noncontrolling interests	4	4
Total equity	10,025	10,027
Preferred stock of subsidiaries	93	93
Long-term debt, affiliate	273	273
Long-term debt, net	11,718	11,864
Total capitalization	22,109	22,257
Current liabilities
Current portion of long-term debt	950	505
Short-term debt	671	-
Accounts payable	909	994
Interest accrued	200	216
Dividends declared	78	184
Customer deposits	340	324
Derivative liabilities	436	259
Accrued compensation and other benefits	195	175
Other current liabilities	306	298
Total current liabilities	4,085	2,955
Deferred credits and other liabilities
Noncurrent income tax liabilities	2,355	1,696
Accumulated deferred investment tax credits	103	110
Regulatory liabilities	2,700	2,635
Asset retirement obligations	1,265	1,200
Accrued pension and other benefits	1,625	1,514
Derivative liabilities	352	278
Other liabilities and deferred credits	465	409
Total deferred credits and other liabilities	8,865	7,842
Commitments and contingencies (Notes 21 and 22)
Total capitalization and liabilities	$35,059	$33,054

See Notes to Progress Energy, Inc. Consolidated Financial Statements.

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Years ended December 31	2011	2010	2009
Operating activities
Net income	$582	$863	$761
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	870	1,083	1,135
Deferred income taxes and investment tax credits, net	353	478	220
Deferred fuel (credit) cost	(102)	(2)	290
Allowance for equity funds used during construction	(103)	(92)	(124)
Amount to be refunded to customers (Note 8C)	288	-	-
Pension, postretirement and other employee benefits	180	198	135
Other adjustments to net income	50	49	136
Cash provided (used) by changes in operating assets and liabilities
Receivables	175	(200)	26
Inventory	(210)	98	(99)
Derivative collateral posted	20	(23)	200
Other assets	(23)	(1)	14
Income taxes, net	51	90	(14)
Accounts payable	(69)	125	(26)
Accrued pension and other benefits	(396)	(164)	(285)
Other liabilities	(51)	35	(98)
Net cash provided by operating activities	1,615	2,537	2,271
Investing activities
Gross property additions	(2,066)	(2,221)	(2,295)
Nuclear fuel additions	(226)	(221)	(200)
Purchases of available-for-sale securities and other investments	(5,017)	(7,009)	(2,350)
Proceeds from available-for-sale securities and other investments	4,970	6,990	2,314
Insurance proceeds	79	64	-
Other investing activities	48	(3)	(1)
Net cash used by investing activities	(2,212)	(2,400)	(2,532)
Financing activities
Issuance of common stock, net	53	434	623
Dividends paid on common stock	(734)	(717)	(693)
Payments of short-term debt with original maturities greater than 90 days	-	-	(629)
Net increase (decrease) in short-term debt	667	(140)	(381)
Proceeds from issuance of long-term debt, net	1,286	591	2,278
Retirement of long-term debt	(1,000)	(400)	(400)
Other financing activities	(56)	(19)	8
Net cash provided (used) by financing activities	216	(251)	806
Net (decrease) increase in cash and cash equivalents	(381)	(114)	545
Cash and cash equivalents at beginning of year	611	725	180
Cash and cash equivalents at end of year	$230	$611	$725
Supplemental disclosures
Cash paid for interest less amount capitalized, net	$793	$709	$701
Cash (received) paid for income taxes	(78)	(56)	87
Significant noncash transactions
Accrued property additions	334	313	252
Asset retirement obligation additions and estimate revisions	(4)	(36)	(384)

See Notes to Progress Energy, Inc. Consolidated Financial Statements.

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS of CHANGES in TOTAL EQUITY
	Common Stock			Accumulated
	Outstanding		Unearned	Other
			ESOP	Comprehensive	Retained	Noncontrolling	Total
(in millions except per share data)	Shares	Amount	Shares	(Loss) Income	Earnings	Interests	Equity

Balance, December 31, 2008	264	$6,206	$(25)	$(116)	$2,622	$6	$8,693
Net income(a)		-	-	-	757	-	757
Other comprehensive income		-	-	29	-	-	29
Issuance of shares	17	623	-	-	-	-	623
Allocation of ESOP shares		8	13	-	-	-	21
Stock-based compensation expense		36	-	-	-	-	36
Dividends ($2.480 per share)		-	-	-	(704)	-	(704)
Distributions to noncontrolling interests		-	-	-	-	(1)	(1)
Other		-	-	-	-	1	1

Balance, December 31, 2009	281	6,873	(12)	(87)	2,675	6	9,455
Cumulative effect of change in accounting principle		-	-	-	-	(2)	(2)
Net income(a)		-	-	-	856	3	859
Other comprehensive loss		-	-	(38)	-	-	(38)
Issuance of shares	12	434	-	-	-	-	434
Allocation of ESOP shares		9	12	-	-	-	21
Stock-based compensation expense		27	-	-	-	-	27
Dividends ($2.480 per share)		-	-	-	(726)	-	(726)
Distributions to noncontrolling interests		-	-	-	-	(2)	(2)
Other		-	-	-	-	(1)	(1)

Balance, December 31, 2010	293	7,343	-	(125)	2,805	4	10,027
Net income(a)		-	-	-	575	3	578
Other comprehensive loss		-	-	(40)	-	-	(40)
Issuance of shares	2	53	-	-	-	-	53
Stock-based compensation expense		38	-	-	-	-	38
Dividends ($2.119 per share)		-	-	-	(628)	-	(628)
Distributions to noncontrolling interests		-	-	-	-	(3)	(3)
Balance, December 31, 2011	295	$7,434	$-	$(165)	$2,752	$4	$10,025

(a)
For the year ended December 31, 2011, consolidated net income of $582 million includes $4 million attributable to preferred shareholders of subsidiaries. For the year ended December 31, 2010, consolidated net income of $863 million includes $4 million attributable to preferred shareholders of subsidiaries. For the year ended December 31, 2009, consolidated net income of $761 million includes $4 million attributable to preferred shareholders of subsidiaries. Income attributable to preferred shareholders of subsidiaries is not a component of total equity and is excluded from the table above.

See Notes to Progress Energy, Inc. Consolidated Financial Statements

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME
(in millions)
Years ended December 31,	2011	2010	2009
Net income	$582	$863	$761
Other comprehensive income (loss)
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $5, $4 and $4)	8	6	6
Change in unrecognized items for pension and other postretirement benefits (net of tax expense of $3, $2 and $3)	5	3	4
Net unrealized (losses) gains on cash flow hedges (net of tax benefit (expense) of $56, $22 and $(10))	(87)	(34)	16
Net unrecognized items for pension and other postretirement benefits (net of tax (expense) benefit of $(24), $8 and $(1))	34	(13)	2
Other (net of tax benefit of $-)	-	-	1
Other comprehensive (loss) income	(40)	(38)	29
Comprehensive income	542	825	790
Comprehensive income attributable to noncontrolling interests, net of tax	(7)	(7)	(4)
Comprehensive income attributable to controlling interests	$535	$818	$786

See Notes to Progress Energy, Inc. Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.:

We have audited the accompanying consolidated balance sheets of Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. and subsidiaries (“PEC”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in total equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of PEC’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. PEC is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of PEC’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 28, 2012

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
CONSOLIDATED STATEMENTS of INCOME
(in millions)
Years ended December 31	2011	2010	2009
Operating revenues	$4,528	$4,922	$4,627
Operating expenses
Fuel used in electric generation	1,387	1,686	1,680
Purchased power	315	302	229
Operation and maintenance	1,182	1,158	1,072
Depreciation, amortization and accretion	514	479	470
Taxes other than on income	211	218	210
Other	34	8	-
Total operating expenses	3,643	3,851	3,661
Operating income	885	1,071	966
Other income (expense)
Interest income	1	3	5
Allowance for equity funds used during construction	71	64	33
Other, net	(1)	-	(18)
Total other income, net	71	67	20
Interest charges
Interest charges	205	205	207
Allowance for borrowed funds used during construction	(21)	(19)	(12)
Total interest charges, net	184	186	195
Income before income tax	772	952	791
Income tax expense	256	350	277
Net income	516	602	514
Net loss attributable to noncontrolling interests, net of tax	-	1	2
Net income attributable to controlling interests	516	603	516
Preferred stock dividend requirement	(3)	(3)	(3)
Net income available to parent	$513	$600	$513

See Notes to Progress Energy Carolinas, Inc. Consolidated Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)	December 31, 2011	December 31, 2010
ASSETS
Utility plant
Utility plant in service	$17,439	$16,388
Accumulated depreciation	(7,567)	(7,324)
Utility plant in service, net	9,872	9,064
Other utility plant, net	181	184
Construction work in progress	1,294	1,233
Nuclear fuel, net of amortization	540	480
Total utility plant, net	11,887	10,961
Current assets
Cash and cash equivalents	20	230
Receivables, net	492	519
Receivables from affiliated companies	13	44
Inventory	775	590
Deferred fuel cost	31	71
Income taxes receivable	8	90
Deferred tax assets	142	65
Prepayments and other current assets	68	47
Total current assets	1,549	1,656
Deferred debits and other assets
Regulatory assets	1,310	987
Nuclear decommissioning trust funds	1,088	1,017
Miscellaneous other property and investments	188	183
Other assets and deferred debits	80	95
Total deferred debits and other assets	2,666	2,282
Total assets	$16,102	$14,899
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 200 million shares authorized, 160 million shares issued and outstanding	$2,148	$2,130
Accumulated other comprehensive loss	(71)	(33)
Retained earnings	3,011	3,083
Total common stock equity	5,088	5,180
Preferred stock	59	59
Long-term debt, net	3,693	3,693
Total capitalization	8,840	8,932
Current liabilities
Current portion of long-term debt	500	-
Short-term debt	188	-
Notes payable to affiliated companies	31	-
Accounts payable	527	534
Payables to affiliated companies	41	109
Interest accrued	77	74
Customer deposits	116	106
Derivative liabilities	130	53
Accrued compensation and other benefits	110	99
Other current liabilities	85	81
Total current liabilities	1,805	1,056
Deferred credits and other liabilities
Noncurrent income tax liabilities	1,976	1,608
Accumulated deferred investment tax credits	98	104
Regulatory liabilities	1,543	1,461
Asset retirement obligations	896	849
Accrued pension and other benefits	687	723
Other liabilities and deferred credits	257	166
Total deferred credits and other liabilities	5,457	4,911
Commitments and contingencies (Notes 21 and 22)
Total capitalization and liabilities	$16,102	$14,899

See Notes to Progress Energy Carolinas, Inc. Consolidated Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Years ended December 31	2011	2010	2009
Operating activities
Net income	$516	$602	$514
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	659	602	585
Deferred income taxes and investment tax credits, net	262	285	64
Deferred fuel cost	43	79	187
Allowance for equity funds used during construction	(71)	(64)	(33)
Pension, postretirement and other employee benefits	67	78	65
Other adjustments to net income	(50)	4	67
Cash provided (used) by changes in operating assets and liabilities
Receivables	106	(76)	42
Receivables from affiliated companies	31	(11)	(4)
Inventory	(184)	85	(56)
Other assets	(16)	(24)	28
Income taxes, net	92	(54)	50
Accounts payable	(26)	51	(18)
Payables to affiliated companies	(68)	37	(10)
Accrued pension and other benefits	(247)	(95)	(181)
Other liabilities	23	19	(17)
Net cash provided by operating activities	1,137	1,518	1,283
Investing activities
Gross property additions	(1,232)	(1,198)	(839)
Nuclear fuel additions	(211)	(183)	(122)
Purchases of available-for-sale securities and other investments	(571)	(489)	(696)
Proceeds from available-for-sale securities and other investments	515	437	642
Changes in advances to affiliated companies	2	202	(149)
Other investing activities	28	1	1
Net cash used by investing activities	(1,469)	(1,230)	(1,163)
Financing activities
Dividends paid on preferred stock	(3)	(3)	(3)
Dividends paid to parent	(585)	(100)	(200)
Net increase (decrease) in short-term debt	185	-	(110)
Proceeds from issuance of long-term debt, net	495	-	595
Retirement of long-term debt	-	-	(400)
Changes in advances from affiliated companies	31	-	-
Contributions from parent	-	14	15
Other financing activities	(1)	(4)	-
Net cash provided (used) by financing activities	122	(93)	(103)
Net (decrease) increase in cash and cash equivalents	(210)	195	17
Cash and cash equivalents at beginning of year	230	35	18
Cash and cash equivalents at end of year	$20	$230	$35
Supplemental disclosures
Cash paid for interest less amount capitalized, net	$199	$166	$171
Cash (received) paid for income taxes, net	(97)	108	144
Significant noncash transactions
Accrued property additions	236	198	91
Asset retirement obligation additions and estimate revisions	(4)	1	(386)

See Notes to Progress Energy Carolinas, Inc. Consolidated Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
CONSOLIDATED STATEMENTS of CHANGES in TOTAL EQUITY
	Common Stock		Unearned	Accumulated
	Outstanding		ESOP	Other
			Common	Comprehensive	Retained	Noncontrolling	Total
(in millions)	Shares	Amount	Stock	(Loss) Income	Earnings	Interests	Equity
Balance, December 31, 2008	160	$2,083	$(25)	$(35)	$2,278	$4	$4,305
Net income		-	-	-	516	(2)	514
Other comprehensive income		-	-	8	-	-	8
Allocation of ESOP shares		10	13	-	-	-	23
Stock-based compensation expense		15	-	-	-	-	15
Dividends paid to parent		-	-	-	(200)	-	(200)
Preferred stock dividends at stated rates		-	-	-	(3)	-	(3)
Tax dividend		-	-	-	(3)	-	(3)
Other		-	-	-	-	1	1
Balance, December 31, 2009	160	2,108	(12)	(27)	2,588	3	4,660
Cumulative effect of change in accounting principle		-	-	-	-	(2)	(2)
Net income		-	-	-	603	(1)	602
Other comprehensive loss		-	-	(6)	-	-	(6)
Allocation of ESOP shares		10	12	-	-	-	22
Stock-based compensation expense		12	-	-	-	-	12
Dividends paid to parent		-	-	-	(100)	-	(100)
Preferred stock dividends at stated rates		-	-	-	(3)	-	(3)
Tax dividend		-	-	-	(5)	-	(5)
Balance, December 31, 2010	160	2,130	-	(33)	3,083	-	5,180
Net income		-	-	-	516	-	516
Other comprehensive loss		-	-	(38)	-	-	(38)
Stock-based compensation expense		18	-	-	-	-	18
Dividends paid to parent		-	-	-	(585)	-	(585)
Preferred stock dividends at stated rates		-	-	-	(3)	-	(3)
Balance, December 31, 2011	160	$2,148	$-	$(71)	$3,011	$-	$5,088

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME
(in millions)
Years ended December 31,	2011	2010	2009
Net income	$516	$602	$514
Other comprehensive income (loss)
Reclassification adjustments included in net income
Change in cash flow hedges (net of tax expense of $3, $3 and $2)	5	4	3
Net unrealized (losses) gains on cash flow hedges (net of tax benefit (expense) of $28, $6 and $(3))	(43)	(10)	5
Other comprehensive (loss) income	(38)	(6)	8
Comprehensive income	478	596	522
Comprehensive loss attributable to noncontrolling interests, net of tax	-	1	2
Comprehensive income attributable to controlling interests	$478	$597	$524

See Notes to Progress Energy Carolinas, Inc. Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.:

We have audited the accompanying balance sheets of Florida Power Corporation d/b/a Progress Energy Florida, Inc. (“PEF”) as of December 31, 2011 and 2010, and the related statements of income, comprehensive income, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of PEF’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. PEF is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of PEF’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Florida Power Corporation d/b/a Progress Energy Florida, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 28, 2012

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
STATEMENTS of INCOME
(in millions)
Years ended December 31	2011	2010	2009
Operating revenues	$4,369	$5,254	$5,251
Operating expenses
Fuel used in electric generation	1,506	1,614	2,072
Purchased power	778	977	682
Operation and maintenance	881	912	839
Depreciation, amortization and accretion	169	426	502
Taxes other than on income	350	362	347
Other	(13)	4	7
Total operating expenses	3,671	4,295	4,449
Operating income	698	959	802
Other income (expense)
Interest income	1	1	4
Allowance for equity funds used during construction	32	28	91
Other, net	2	(1)	5
Total other income, net	35	28	100
Interest charges
Interest charges	253	271	258
Allowance for borrowed funds used during construction	(14)	(13)	(27)
Total interest charges, net	239	258	231
Income before income tax	494	729	671
Income tax expense	180	276	209
Net income	314	453	462
Preferred stock dividend requirement	(2)	(2)	(2)
Net income available to parent	$312	$451	$460

See Notes to Progress Energy Florida, Inc. Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
BALANCE SHEETS
(in millions)	December 31, 2011	December 31, 2010
ASSETS
Utility plant
Utility plant in service	$13,461	$13,155
Accumulated depreciation	(4,356)	(4,168)
Utility plant in service, net	9,105	8,987
Held for future use	36	36
Construction work in progress	1,155	972
Nuclear fuel, net of amortization	227	194
Total utility plant, net	10,523	10,189
Current assets
Cash and cash equivalents	16	249
Receivables, net	372	496
Receivables from affiliated companies	19	11
Inventory	663	636
Regulatory assets	244	105
Derivative collateral posted	123	140
Deferred tax assets	138	77
Prepayments and other current assets	39	29
Total current assets	1,614	1,743
Deferred debits and other assets
Regulatory assets	1,602	1,387
Nuclear decommissioning trust funds	559	554
Miscellaneous other property and investments	42	43
Other assets and deferred debits	144	140
Total deferred debits and other assets	2,347	2,124
Total assets	$14,484	$14,056
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 60 million shares authorized, 100 shares issued and outstanding	$1,757	$1,750
Accumulated other comprehensive loss	(27)	(4)
Retained earnings	2,945	3,144
Total common stock equity	4,675	4,890
Preferred stock	34	34
Long-term debt, net	4,482	4,182
Total capitalization	9,191	9,106
Current liabilities
Current portion of long-term debt	-	300
Short-term debt	233	-
Notes payable to affiliated companies	8	9
Accounts payable	358	439
Payables to affiliated companies	25	60
Interest accrued	54	83
Customer deposits	224	218
Derivative liabilities	268	188
Accrued compensation and other benefits	53	47
Other current liabilities	112	121
Total current liabilities	1,335	1,465
Deferred credits and other liabilities
Noncurrent income tax liabilities	1,405	1,065
Regulatory liabilities	1,071	1,084
Asset retirement obligations	369	351
Accrued pension and other benefits	598	522
Capital lease obligations	189	199
Derivative liabilities	231	190
Other liabilities and deferred credits	95	74
Total deferred credits and other liabilities	3,958	3,485
Commitments and contingencies (Notes 21 and 22)
Total capitalization and liabilities	$14,484	$14,056

See Notes to Progress Energy Florida, Inc. Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
STATEMENTS of CASH FLOWS
(in millions)
Years ended December 31	2011	2010	2009
Operating activities
Net income	$314	$453	$462
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	174	446	527
Deferred income taxes and investment tax credits, net	234	324	64
Deferred fuel (credit) cost	(145)	(81)	103
Allowance for equity funds used during construction	(32)	(28)	(91)
Amount to be refunded to customers (Note 8C)	288	-	-
Pension, postretirement and other employee benefits	62	79	28
Other adjustments to net income	26	44	88
Cash provided (used) by changes in operating assets and liabilities
Receivables	78	(110)	(15)
Receivables from affiliated companies	(8)	(3)	7
Inventory	(26)	13	(43)
Derivative collateral posted	19	(6)	190
Other assets	(4)	(17)	15
Income taxes, net	51	50	(75)
Accounts payable	(46)	79	(11)
Payables to affiliated companies	(35)	(2)	7
Accrued pension and other benefits	(137)	(61)	(83)
Other liabilities	(48)	24	(36)
Net cash provided by operating activities	765	1,204	1,137
Investing activities
Gross property additions	(816)	(1,014)	(1,449)
Nuclear fuel additions	(15)	(38)	(78)
Purchases of available-for-sale securities and other investments	(4,435)	(6,386)	(1,540)
Proceeds from available-for-sale securities and other investments	4,438	6,390	1,545
Insurance proceeds	76	64	-
Other investing activities	45	(3)	(6)
Net cash used by investing activities	(707)	(987)	(1,528)
Financing activities
Dividends paid on preferred stock	(2)	(2)	(2)
Dividends paid to parent	(510)	(50)	-
Net increase (decrease) in short-term debt	233	-	(371)
Proceeds from issuance of long-term debt, net	296	591	-
Retirement of long-term debt	(300)	(300)	-
Changes in advances from affiliated companies	(1)	(212)	149
Contributions from parent	-	-	620
Other financing activities	(7)	(12)	(7)
Net cash (used) provided by financing activities	(291)	15	389
Net (decrease) increase in cash and cash equivalents	(233)	232	(2)
Cash and cash equivalents at beginning of year	249	17	19
Cash and cash equivalents at end of year	$16	$249	$17
Supplemental disclosures
Cash paid for interest less amount capitalized, net	$287	$241	$228
Cash (received) paid for income taxes	(83)	(98)	184
Significant noncash transactions
Accrued property additions	93	111	156

See Notes to Progress Energy Florida, Inc. Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
STATEMENTS of CHANGES in COMMON STOCK EQUITY
	Common Stock		Accumulated		Total
	Outstanding		Other		Common
			Comprehensive	Retained	Stock
(in millions except shares outstanding)	Shares	Amount	(Loss) Income	Earnings	Equity
Balance, December 31, 2008	100	$1,116	$(1)	$2,284	$3,399
Net income		-	-	462	462
Other comprehensive income		-	4	-	4
Stock-based compensation expense		8	-	-	8
Contributions from parent		620	-	-	620
Preferred stock dividends at stated rates		-	-	(2)	(2)
Tax dividend		-	-	(1)	(1)
Balance, December 31, 2009	100	1,744	3	2,743	4,490
Net income		-	-	453	453
Other comprehensive loss		-	(7)	-	(7)
Stock-based compensation expense		6	-	-	6
Dividends paid to parent		-	-	(50)	(50)
Preferred stock dividends at stated rates		-	-	(2)	(2)
Balance, December 31, 2010	100	1,750	(4)	3,144	4,890
Net income		-	-	314	314
Other comprehensive loss		-	(23)	-	(23)
Stock-based compensation expense		7	-	-	7
Dividends paid to parent		-	-	(510)	(510)
Preferred stock dividends at stated rates		-	-	(2)	(2)
Tax dividend		-	-	(1)	(1)
Balance, December 31, 2011	100	$1,757	$(27)	$2,945	$4,675

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
STATEMENTS of COMPREHENSIVE INCOME
(in millions)
Years ended December 31,	2011	2010	2009
Net income	$314	$453	$462
Other comprehensive (loss) income
Net unrealized (losses) gains on cash flow hedges (net of tax benefit (expense) of $15, $4 and $(2))	(23)	(7)	4
Other comprehensive (loss) income	(23)	(7)	4
Comprehensive income	$291	$446	$466

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

Our reportable segments are PEC and PEF, both of which are primarily engaged in the generation, transmission, distribution and sale of electricity. The Corporate and Other segment primarily includes amounts applicable to the activities of the Parent and Progress Energy Service Company, LLC (PESC) and other miscellaneous nonregulated businesses (Corporate and Other) that do not separately meet the quantitative disclosure requirements as a reportable business segment. See Note 20 for further information about our segments.

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

PEF

PEF is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in west-central Florida. PEF is subject to the regulatory jurisdiction of the Florida Public Service Commission (FPSC), the NRC and the FERC.

B.	BASIS OF PRESENTATION

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), including GAAP for regulated operations. The financial statements include the activities of the Parent and our majority-owned and controlled subsidiaries. The Utilities are subsidiaries of Progress Energy, and, as such, their financial condition and results of operations and cash flows are also consolidated, along with our nonregulated subsidiaries, in our consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling interests in subsidiaries along with the income or loss attributed to these interests are included in noncontrolling interests in both the Consolidated Balance Sheets and in the Consolidated Statements of Income. The results of operations for noncontrolling interests are reported on a net of tax basis if the underlying subsidiary is structured as a taxable entity.

Unconsolidated investments in companies over which we do not have control, but have the ability to exercise influence over operating and financial policies, are accounted for under the equity method of accounting. These investments are primarily in limited liability corporations and limited liability partnerships, and the earnings from these investments are recorded on a pre-tax basis. Other investments are stated principally at cost. These equity and cost method investments are included in miscellaneous other property and investments in the Consolidated Balance Sheets. See Note 13 for more information about our investments.

Our presentation of operating, investing and financing cash flows combines the respective cash flows from our continuing and discontinued operations as permitted under GAAP.

These combined notes accompany and form an integral part of Progress Energy’s and PEC’s consolidated financial statements and PEF’s financial statements.

Certain amounts for 2010 and 2009 have been reclassified to conform to the 2011 presentation.

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

PROGRESS ENERGY

Progress Energy, through its subsidiary PEC, is the primary beneficiary of, and consolidates an entity that qualifies for rehabilitation tax credits under Section 47 of the Internal Revenue Code. Our variable interests are debt and equity investments in the VIE. There were no changes to our assessment of the primary beneficiary for this VIE during 2009 through 2011. No financial or other support has been provided to the VIE during the periods presented.

The following table sets forth the carrying amount and classification of our investment in the VIE as reflected in the Consolidated Balance Sheets at December 31:

(in millions)	2011	2010
Miscellaneous other property and investments	$12	$12
Cash and cash equivalents	1	-
Prepayments and other current assets	-	1
Accounts payable	-	5

The assets of the VIE are collateral for, and can only be used to settle, its obligations. The creditors of the VIE do not have recourse to our general credit or the general credit of PEC, and there are no other arrangements that could expose us to losses.

Progress Energy, through its subsidiary PEC, is the primary beneficiary of two VIEs that were established to lease buildings to PEC under capital lease agreements. Our maximum exposure to loss from these leases is a $7.5 million mandatory fixed price purchase option for one of the buildings. Total lease payments to these counterparties under the lease agreements were $2 million annually in 2011, 2010 and 2009. We have requested the necessary information to consolidate these entities; both entities from which the necessary financial information was requested declined to provide the information to us, and, accordingly, we have applied the information scope exception provided by GAAP to the entities. We believe the effect of consolidating the entities would have an insignificant impact on our common stock equity, net earnings or cash flows. However, because we have not received any financial information from the counterparties, the impact cannot be determined at this time.

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

REVENUE RECOGNITION

We recognize revenue when it is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectability is reasonably assured. We recognize electric utility revenues as service is rendered to customers. Operating revenues include unbilled electric utility base revenues earned when service has been delivered but not billed by the end of the accounting period. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix. Customer prepayments are recorded as deferred revenue and recognized as revenues as the services are provided.

Periodically, we are permitted to start charging customers for proposed rate increases prior to receiving final approval from our regulatory authorities. Such amounts charged are subject to refund upon issuance of the final rate order. In addition, we may be required to refund amounts to customers for previously recognized revenues, through approved orders or settlement agreements, which are not related to proposed rate increases. We recognize revenue subject to refund when it is earned, and separately establish a reserve for amounts that could be refunded when it is probable that revenue will be refunded to customers. See Note 8C for discussion of revenue to be refunded in connection with the 2012 settlement agreement.

FUEL COST DEFERRALS

Fuel expense includes fuel costs and other recoveries that were previously deferred through fuel clauses established by the Utilities’ regulators. These clauses allow the Utilities to recover fuel costs, fuel-related costs and portions of purchased power costs through surcharges on customer rates. These deferred fuel costs are recognized in revenues and fuel expenses as they are billable to customers.

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

(in millions)	2011	2010	2009
Progress Energy	$315	$345	$333
PEC	110	119	108
PEF	205	226	225

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

UTILITY PLANT

Utility plant in service is stated at historical cost less accumulated depreciation. We capitalize all construction-related direct labor and material costs of units of property as well as indirect construction costs. The cost of renewals and betterments is also capitalized. Maintenance and repairs of property (including planned major maintenance activities), and replacements and renewals of items determined to be less than units of property, are charged to maintenance expense as incurred, with the exception of nuclear outages at PEF. Pursuant to a regulatory order, PEF accrues for nuclear outage costs in advance of scheduled outages, which generally occur every two years. Maintenance activities under long-term service agreements with third parties are capitalized or expensed as appropriate as if the Utilities had performed the activities. Generally, the cost of units of property replaced or retired, less salvage, is charged to accumulated depreciation. For generating facilities to be retired or abandoned significantly before the end of their useful lives, the net carrying value is reclassified from plant in service, net to other utility plant, net when it becomes probable they will be retired or abandoned. When such facilities are removed from service, the remaining net carrying value is then reclassified to regulatory assets in accordance with the expected ratemaking treatment. Removal or disposal costs that do not represent asset retirement obligations (AROs) are charged to a regulatory liability.

Allowance for funds used during construction (AFUDC) represents the estimated costs of capital funds necessary to finance the construction of new regulated assets. As prescribed in the regulatory uniform system of accounts, AFUDC is charged to the cost of the plant. Both the debt and equity components of AFUDC are noncash amounts within the Consolidated Statements of Income. The equity funds component of AFUDC is credited to other income, and the borrowed funds component is credited to interest charges.

Nuclear fuel is classified as a fixed asset and included in the utility plant section of the Consolidated Balance Sheets. Nuclear fuel in the front-end fuel processing phase is considered work in progress and not amortized until placed in service.

DEPRECIATION AND AMORTIZATION – UTILITY PLANT

Substantially all depreciation of utility plant other than nuclear fuel is computed on the straight-line method based on the estimated remaining useful life of the property, adjusted for estimated salvage (See Note 5A). Pursuant to their rate-setting authority, the NCUC, SCPSC and FPSC can also grant approval to accelerate or reduce depreciation and amortization rates of utility assets (See Note 8).

Amortization of nuclear fuel costs is computed primarily on the units-of-production method and included within fuel used in electric generation in the Consolidated Statements of Income.

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

In accounting for the federal grant, we have elected to reduce the cost basis of select smart grid projects. As the select capital projects are placed into service, this will reduce depreciation expense over the life of the assets. Reimbursements by the DOE are deferred as a short-term or long-term liability on the Consolidated Balance Sheets based on their expected date of application to the select projects. Reimbursements related to capital projects are included in other investing activities in the Statement of Cash Flows when cash is received.

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

REGULATORY ASSETS AND LIABILITIES

The Utilities’ operations are subject to GAAP for regulated operations, which allows a regulated company to record costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by a nonregulated enterprise. Accordingly, the Utilities record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for nonregulated entities. These regulatory assets and liabilities represent expenses deferred for future recovery from customers or obligations to be refunded to customers and are primarily classified in the Consolidated Balance Sheets as regulatory assets and regulatory liabilities (See Note 8A). Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Additionally, management continually assesses whether any regulatory liabilities have been incurred. The regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill is subject to at least an annual assessment for impairment by applying a two-step, fair value-based test. This assessment could result in periodic impairment charges. We perform our annual goodwill impairment test as of October 31 each year and perform an interim test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. Intangible assets are amortized based on the economic benefit of their respective lives.

UNAMORTIZED DEBT PREMIUMS, DISCOUNTS AND EXPENSES

Long-term debt premiums, discounts and issuance expenses are amortized over the terms of the debt issues. Any expenses or call premiums associated with the reacquisition of debt obligations by the Utilities are amortized over the applicable lives using the straight-line method consistent with ratemaking treatment (See Note 8A).

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

DERIVATIVES

GAAP requires that an entity recognize all derivatives as assets or liabilities on the balance sheet and measure those instruments at fair value, unless the derivatives meet the GAAP criteria for normal purchases or normal sales and are designated as such. We generally designate derivative instruments as normal purchases or normal sales whenever the criteria are met. If normal purchase or normal sale criteria are not met, we will generally designate the derivative instruments as cash flow or fair value hedges if the related hedge criteria are met. We have elected not to offset fair value amounts recognized for derivative instruments and related collateral assets and liabilities with the same counterparty under a master netting agreement. Certain economic derivative instruments (primarily fuel-related) receive regulatory accounting treatment, under which unrealized gains and losses are recorded as regulatory liabilities and assets, respectively, until the contracts are settled. Cash flows from derivative instruments are generally included in cash provided by operating activities on the Statements of Cash Flows. See Note 18 for additional information regarding risk management activities and derivative transactions.

LOSS CONTINGENCIES AND ENVIRONMENTAL LIABILITIES

We accrue for loss contingencies, such as unfavorable results of litigation, when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, we record a loss contingency at the minimum amount in the range. With the exception of legal fees that are incremental direct costs of an environmental remediation effort, we do not accrue an estimate of legal fees when a contingent loss is initially recorded, but rather when the legal services are actually provided.

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

On January 8, 2011, Duke Energy and Progress Energy entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, Progress Energy will be acquired by Duke Energy in a stock-for-stock transaction (the Merger) and become a wholly owned subsidiary of Duke Energy. The Merger Agreement originally had a termination date of January 8, 2012, which has been extended by the parties to July 8, 2012.

Under the terms of the Merger Agreement, each share of Progress Energy common stock will be canceled and converted into the right to receive 2.6125 shares of Duke Energy common stock. Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to, 2.6125 shares of Duke Energy common stock. The board of directors of Duke Energy approved a reverse stock split, at a ratio of 1-for-3, subject to completion of the Merger. Accordingly, the adjusted exchange ratio is expected to be 0.87083 of a share of Duke Energy common stock, options and equity awards for each Progress Energy common share, option and equity award.

The combined company, to be called Duke Energy, will have an 18-member board of directors. The board will be comprised of, subject to their ability and willingness to serve, all 11 current directors of Duke Energy and seven current directors of Progress Energy. At the time of the Merger, William D. Johnson, Chairman, President and CEO of Progress Energy, will be President and CEO of Duke Energy, and James E. Rogers, Chairman, President and CEO of Duke Energy, will be the Executive Chairman of the board of directors of Duke Energy, subject to their ability and willingness to serve.

Consummation of the Merger is subject to customary conditions, including, among others things, approval by the shareholders of each company, expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, and receipt of approvals, to the extent required, from the FERC, the Federal Communications Commission, the NRC, the NCUC, the Kentucky Public Service Commission and the SCPSC. Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public service commissions in those states on the Merger, as applicable and as required. The status of these matters is as follows, and we cannot predict the outcome of pending approvals:

Shareholder Approval
•	On August 23, 2011, the Merger was approved by the shareholders of Progress Energy and Duke Energy.

Federal Regulatory Approvals
•
On March 28, 2011, Progress Energy and Duke Energy submitted their Hart-Scott-Rodino filing with the U.S. Department of Justice (DOJ) for review under U.S. antitrust laws. The 30-day waiting period required by the Hart-Scott-Rodino Act expired without Progress Energy or Duke Energy having received requests for additional information. Progress Energy and Duke Energy have met their obligations under the Hart-Scott-Rodino Act. However, the period in which Progress Energy and Duke Energy may close the Merger consistent with their Hart-Scott-Rodino obligations will expire on April 26, 2012. Because the Merger is not expected to close on or before April 26, 2012, Progress Energy and Duke Energy intend to make new filings under the Hart-Scott-Rodino Act in order to be able to close the Merger after such date and continue to meet their obligations under the Hart-Scott-Rodino Act.

•
On January 5, 2012, the Federal Communications Commission extended its approval of the Assignment of Authorization filings to transfer control of certain licenses. The extended approval expires on July 12, 2012.

•
On September 30, 2011, the FERC, which assesses market power-related issues, conditionally approved the merger application filed by Progress Energy and Duke Energy. The approval is subject to the FERC’s acceptance of market power mitigation measures to address the FERC’s finding that the combined company could have an adverse effect on competition in the North Carolina and South Carolina wholesale power markets. Progress Energy and Duke Energy filed a market power mitigation plan with the FERC on October 17, 2011 that proposed a “virtual divestiture” under which power up to a certain amount would have been offered into the wholesale market rather than the sale or divestiture of physical assets. A virtual divestiture is one option the FERC indicated could be used to mitigate its market power concerns. On December 14, 2011, the FERC affirmed its conditional approval of the merger, but the FERC rejected the proposed market power mitigation plan. On February 22, 2012, Progress Energy and Duke Energy filed a notification with the NCUC of their intention to file a second market power mitigation plan with the FERC. The revised mitigation plan consists of two phases. Phase 1 is an interim mitigation that consists of a virtual divestiture whereby the companies propose a three-year plan to sell capacity and firm energy during the summer (June – August) and winter (December – February) to new market participants. Together, the companies would sell 800 MWs during summer off-peak hours, 475 MWs during summer peak hours, 225 MWs during winter off-peak hours, and 25 MWs during winter peak hours. The companies expect to secure contracts with potential buyers prior to filing the mitigation plan with the FERC. Phase 2 is a permanent mitigation that consists of constructing up to eight transmission projects in the combined service territories, which will expand the capability to import wholesale power into the Carolinas. The construction, preliminarily estimated to cost $75 million to $150 million, would begin after the Merger closes and take approximately three years to complete. The companies will be working with the North Carolina Public Staff and the South Carolina Office of Regulatory Staff (ORS) on appropriate state ratemaking treatment associated with the measures in the revised market mitigation plan and other merger-related issues. Final agreement to the proposed mitigation efforts will be subject to resolution of the state ratemaking issues. The NCUC has up to 30 days to review the revised mitigation plan before it is filed with the FERC.
•
On April 4, 2011, Progress Energy and Duke Energy made two additional filings with the FERC. The first filing is a Joint Dispatch Agreement, pursuant to which PEC and Duke Energy Carolinas will agree to jointly dispatch their generation facilities in order to achieve certain of the operating efficiencies expected to result from the Merger. The second filing is a joint open access transmission tariff (OATT) pursuant to which PEC and Duke Energy Carolinas will agree to provide transmission service over their transmission facilities under a single transmission rate. On December 14, 2011, in conjunction with the aforementioned decision on the proposed market power mitigation plan, the FERC dismissed these related filings as not ripe for decision. As allowed under the FERC’s December 14, 2011 order, Progress Energy and Duke Energy intend to refile the Joint Dispatch Agreement and OATT upon filing of the second market power mitigation plan with the FERC.

•
On December 2, 2011, the NRC approved the filing requesting an indirect transfer of control of licenses for Progress Energy’s nuclear facilities to include Duke Energy as the ultimate parent corporation on these licenses.

State Regulatory Approvals
•
On April 4, 2011, Progress Energy and Duke Energy filed a merger approval application and an application for approval of a Joint Dispatch Agreement between PEC and Duke Energy Carolinas with the NCUC. On September 2, 2011, the North Carolina Public Staff filed a settlement agreement with the NCUC. On September 6, 2011, Progress Energy and Duke Energy signed a settlement with the ORS, a party to the North Carolina proceedings to resolve the ORS’s issues in the North Carolina proceeding. Under the settlement agreement with the North Carolina Public Staff, Progress Energy and Duke Energy will provide $650 million in system fuel cost savings for customers in North Carolina and South Carolina over the five years following the close of the Merger, maintain their current level of community support in North Carolina for the next four years, and provide $15 million for low-income energy assistance and workforce development in North Carolina. The settlement agreement also provides that direct merger-related expenses will not be recovered from customers; however, PEC may request recovery of costs incurred to create operational savings. The NCUC held hearings regarding the application on September 20-22, 2011. On November 23, 2011, Progress Energy and Duke Energy filed proposed orders and briefs with the NCUC. The docket will remain open pending the FERC’s issuance of its final orders on the merger-related actions before the FERC.

•
On April 25, 2011, Progress Energy and Duke Energy filed an application for approval of the merger of PEC and Duke Energy Carolinas and an application for approval of a Joint Dispatch Agreement between PEC and Duke Energy Carolinas with the SCPSC. On September 13, 2011, Progress Energy and Duke Energy withdrew the application of the merger of PEC and Duke Energy Carolinas, as the merger of these entities is not likely to occur for several years after the close of the Merger. The SCPSC held hearings regarding the application for approval of the Joint Dispatch Agreement on December 12, 2011. During the hearing, PEC, Duke Energy Carolinas and the ORS agreed to terminate the settlement agreement, which resolved the ORS's issues in the NCUC merger proceeding, and replaced it with a commitment by PEC and Duke Energy Carolinas to provide PEC’s and Duke Energy Carolinas’ retail customers in South Carolina pro rata benefits equivalent to those approved by the NCUC in its order ruling upon PEC’s and Duke Energy Carolinas’ merger application. The docket will remain open pending the FERC’s issuance of its final orders on the merger-related actions before the FERC.

•	On October 28, 2011, the Kentucky Public Service Commission approved Progress Energy’s and Duke Energy’s merger-related settlement agreement with the Attorney General of the Commonwealth of Kentucky.

The Merger Agreement includes certain restrictions, limitations and prohibitions as to actions we may or may not take in the period prior to consummation of the Merger. Among other restrictions, the Merger Agreement limits our total capital spending, limits the extent to which we can obtain financing through long-term debt and equity, and we may not, without the prior approval of Duke Energy, increase our quarterly common stock dividend of $0.62 per share. In the fourth quarter of 2011, our board of directors declared a partial dividend payment to Progress Energy shareholders to align Progress Energy’s dividend payment schedule with that of Duke Energy such that following the closing of the Merger, all stockholders of the combined company would receive dividends under the Duke Energy dividend schedule.

Certain substantial changes in ownership of Progress Energy, including the Merger, can impact the timing of the utilization of tax credit carry forwards and net operating loss carry forwards (See Note 15).

The Merger Agreement contains certain termination rights for both companies; under specified circumstances we may be required to pay Duke Energy $400 million and Duke Energy may be required to pay us $675 million. In addition, under specified circumstances each party may be required to reimburse the other party for up to $30 million of merger-related expenses.

Certain Progress Energy shareholders filed class action lawsuits in the state and federal courts in North Carolina against Progress Energy and each of the members of Progress Energy’s board of directors, which have been subsequently settled (See Note 22D).

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

In connection with the Merger, we announced plans to offer a voluntary severance plan (VSP) to certain eligible employees. Payments under the plan are contingent upon the consummation of the Merger. The window for eligible employees to request a voluntary end to their employment under the VSP opened on November 7, 2011, and ended on November 30, 2011. Approximately 650 employees requested and were approved for separation under the VSP in December 2011. The cost of the VSP is estimated to be between $90 million to $100 million, including $65 million to $70 million and $25 million to $30 million related to PEC and PEF, respectively. If the employee is not required to work for a significant period after the consummation of the Merger, the costs of any benefits paid under the VSP will be measured and recorded upon consummation of the Merger. If a significant retention period exists, the costs of benefits equal to what would be paid under our existing severance plan will be measured and recorded upon consummation of the Merger. Any additional benefits paid under the VSP will be recorded ratably over the remaining service periods of the affected employees.

In addition, we evaluated our business needs for office space after the Merger and formulated an exit plan to vacate one of our corporate headquarters buildings. Under the plan, we will gradually vacate the premises beginning in the fourth quarter of 2011 through January 1, 2013. In December 2011, we executed an agreement with a third party to sublease the building until 2035. The estimated exit cost liability associated with this exit plan is $17 million for us, of which $12 million of expense is attributable to PEC and $5 million to PEF. The exit cost liability will be recognized proportionately as we vacate the premises. During the fourth quarter of 2011, we recorded exit cost liabilities of $5 million for us, of which $3 million of expense is attributable to PEC and $2 million to PEF. These costs are included in merger and integration-related costs.

In connection with the Merger, we incurred merger and integration-related costs of $46 million, net of tax, including $25 million, net of tax, and $21 million, net of tax, at PEC and PEF, respectively, for the year ended December 31, 2011. These costs are included in operations and maintenance (O&M) expense in our Consolidated Statements of Income.

3.	NEW ACCOUNTING STANDARDS

FAIR VALUE MEASUREMENT AND DISCLOSURES

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Accounting Standards Codification (ASC) 820 to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. ASU 2010-06 was effective for us on January 1,

2010, with certain disclosures effective January 1, 2011. The adoption of ASU 2010-06 resulted in additional disclosures in the notes to the financial statements but did not have an impact on our or the Utilities’ financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820 to develop a single, converged fair value framework between GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 is effective prospectively for us on January 1, 2012. The adoption of ASU 2011-04 will result in changes in certain fair value measurement principles, as well as additional disclosure in the notes to the financial statements. However, the impact of adoption is not expected to be significant to our or the Utilities’ financial position, results of operations or cash flows.

GOODWILL IMPAIRMENT TESTING

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which amends the guidance in ASC 350 on testing goodwill for impairment. Under the revised guidance, we have the option of performing a qualitative assessment before calculating the fair value of our reporting units. If it is determined in the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we would proceed to the two-step goodwill impairment test. Otherwise, no further impairment testing would be required. ASU 2011-08 is effective for us on January 1, 2012. The adoption of ASU 2011-08 is effective for both interim and annual goodwill tests and will give us the option to perform the qualitative assessment to determine the need for a two-step goodwill impairment test. The impact of the adoption is not expected to be significant to our or the Utilities’ financial position, results of operations or cash flows.

DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES

In December 2011, the FASB issued ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities,” which adds new disclosures to help financial statement users better understand the impact of offsetting arrangements on our balance sheet. The adoption of ASU 2011-11 will add disclosures showing both gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for us on January 1, 2013, and will be retroactively applied.

4.	DIVESTITURES

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

Prior to 2008, we had substantial operations associated with the production of coal-based solid synthetic fuels as defined under Section 29 (Section 29) of the Code and as redesignated effective 2006 as Section 45K of the Code (Section 45K and, collectively, Section 29/45K). The production and sale of these products qualified for federal income tax credits so long as certain requirements were satisfied. As a result of the expiration of the tax credit program, all of our synthetic fuels businesses were abandoned and all operations ceased as of December 31, 2007. During 2008, we also sold coal terminals and docks in West Virginia and Kentucky. The accompanying consolidated financial statements reflect the operations of our terminal operations and synthetic fuels businesses as discontinued operations.

On October 21, 2009, a jury delivered a verdict in a lawsuit against Progress Energy and a number of our subsidiaries and affiliates. As a result, during the year ended December 31, 2009, we recorded an after-tax charge of $74 million to discontinued operations. See Note 22D for further discussion.

Results of coal terminals and docks and synthetic fuels businesses discontinued operations for the years ended December 31 were as follows:

(in millions)	2011	2010	2009
Loss before income taxes and noncontrolling interest	$(8)	$(11)	$(125)
Income tax benefit, including tax credits	3	5	47
Loss from discontinued operations attributable to controlling interests	$(5)	$(6)	$(78)

The total income tax benefit presented in the preceding table includes deferred income tax benefit (expense) of $28 million, $124 million and $(86) million for the years ended December 31, 2011, 2010 and 2009, respectively, related to synthetic fuels tax credits.

B.	OTHER DIVERSIFIED BUSINESSES

Also included in discontinued operations are amounts related to adjustments of our prior sales of other diversified businesses. During the years ended December 31, 2011, 2010 and 2009, gains and losses related to post-closing adjustments and pre-divestiture contingencies of other diversified businesses were not material to our results of operations.

5.	PROPERTY, PLANT AND EQUIPMENT

A.	UTILITY PLANT

The balances of electric utility plant in service at December 31 are listed below, with a range of depreciable lives (in years) for each:

	Depreciable	Progress Energy		PEC		PEF
(in millions)	Lives	2011	2010	2011	2010	2011	2010
Production plant	3-41	$16,728	$16,042	$9,978	$9,354	$6,585	$6,523
Transmission plant	7-75	3,853	3,530	1,825	1,626	2,028	1,904
Distribution plant	13-67	9,053	8,715	4,887	4,687	4,166	4,028
General plant and other	5-35	1,431	1,421	749	721	682	700
Utility plant in service		$31,065	$29,708	$17,439	$16,388	$13,461	$13,155

Generally, electric utility plant at PEC and PEF, other than nuclear fuel, is pledged as collateral for the first mortgage bonds of PEC and PEF, respectively (See Note 12). In the 2012 settlement agreement, PEF agreed to remove PEF’s Crystal River Unit No. 3 Nuclear Plant (CR3) from rate base and will reclassify CR3 to a regulatory asset and suspend depreciation expense (See Note 8C).

As discussed in Note 8B, PEC intends to retire no later than December 31, 2013, all of its coal-fired generating facilities in North Carolina that do not have scrubbers. These facilities total approximately 1,500 megawatts (MW) at four sites. On October 1, 2011, PEC retired the Weatherspoon coal-fired generating units. At December 31, 2011, the $15 million net carrying value of this retired facility is included in regulatory assets on the Consolidated Balance Sheets.

AFUDC is charged to the cost of the plant for certain projects in accordance with the regulatory provisions for each jurisdiction. Regulatory authorities consider AFUDC an appropriate charge for inclusion in the rates charged to customers by the Utilities over the service life of the property. The composite AFUDC rate for PEC’s electric utility plant was 8.7 percent in 2011 and 9.2 percent in 2010 and 2009. The composite AFUDC rate for PEF’s electric utility plant was 7.4 percent, effective beginning April 1, 2010, based on its authorized return on equity (ROE) approved in the 2010 settlement agreement. This rate was unchanged by the 2012 settlement agreement (See Note 8C). Prior to April 1, 2010, the composite AFUDC rate for PEF’s electric utility plant was 8.8 percent.

Our depreciation provisions on utility plant and amortization of other utility plant, net, as a percent of average depreciable property other than nuclear fuel, were 2.3 percent, 2.0 percent and 2.4 percent in 2011, 2010 and 2009, respectively. The depreciation provisions related to utility plant and amortization of other utility plant, net were $675 million, $635 million and $626 million in 2011, 2010 and 2009, respectively. In addition to utility plant depreciation provisions, depreciation, amortization and accretion expense also includes decommissioning cost provisions, ARO accretion, cost of removal provisions (See Note 5C) and regulatory approved expenses (See Notes 8 and 21).

PEC’s depreciation provisions on utility plant and amortization of other utility plant, net, as a percent of average depreciable property other than nuclear fuel, were 2.1 percent for 2011, 2010 and 2009. The depreciation provisions related to utility plant and amortization of other utility plant, net were $360 million, $338 million and $328 million in 2011, 2010 and 2009, respectively. In addition to utility plant depreciation provisions, depreciation, amortization and accretion expense also includes decommissioning cost provisions, ARO accretion, cost of removal provisions (See Note 5C) and regulatory approved expenses (See Note 8B).

PEF’s depreciation provisions on utility plant, as a percent of average depreciable property other than nuclear fuel, were 2.4 percent in 2011, 1.9 percent in 2010 and 2.7 percent in 2009. The depreciation provisions related to utility plant were $315 million, $297 million and $299 million in 2011, 2010 and 2009, respectively. In addition to utility plant depreciation provisions, depreciation, amortization and accretion expense also includes decommissioning cost provisions, ARO accretion, cost of removal provisions (See Note 5C) and regulatory approved expenses (See Note 8C).

During 2010, PEF updated the depreciation rates approved by the FPSC in the 2009 base rate case. The rate change was effective January 1, 2010, and resulted in a decrease in depreciation expense of $43 million for 2010. Additionally, in December 2010, PEF filed the FPSC-approved depreciation rates with the FERC for use in its formula transmission rate for its OATT. The FERC filing requested depreciation rates be applied retroactively to January 1, 2010, whereby, if approved, the depreciation rate changes would result in a reduction to the depreciation expense charged to PEF’s OATT customers, beginning June 1, 2011. The FERC on July 15, 2011, rejected the proposed adjustments to depreciation reserves.

Nuclear fuel, net of amortization at December 31, 2011 and 2010, was $767 million and $674 million, respectively, for Progress Energy; $540 million and $480 million, respectively, for PEC and $227 million and $194 million, respectively, for PEF. The amount not yet in service at December 31, 2011 and 2010, was $575 million and $367 million, respectively, for Progress Energy; $322 million and $199 million, respectively, for PEC and $253 million and $168 million, respectively, for PEF. Amortization of nuclear fuel costs, including disposal costs associated with obligations to the DOE and costs associated with obligations to the DOE for the decommissioning and decontamination of enrichment facilities, was $160 million, $132 million and $159 million for the years ended December 31, 2011, 2010 and 2009, respectively. This amortization expense is included in fuel used in electric generation in the Consolidated Statements of Income. PEC’s amortization of nuclear fuel costs for the years ended December 31, 2011, 2010 and 2009 was $160 million, $132 million and $134 million, respectively. PEF’s amortization of nuclear fuel costs for the year ended December 31, 2009, was $25 million. PEF did not have any amortization of nuclear fuel costs for the years ended December 31, 2011 and 2010, due to the CR3 outage (See Note 8C).

PEF’s construction work in progress related to certain nuclear projects receives regulatory treatment. At December 31, 2011, PEF had $555 million of accelerated recovery of construction work in progress, of which $177 million was a component of a nuclear cost-recovery clause regulatory asset. At December 31, 2010, PEF had $519 million of accelerated recovery of construction work in progress, of which $237 million was a component of a nuclear cost-recovery clause regulatory asset. See Note 8C for further discussion of PEF’s nuclear cost recovery.

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

PEC’s and PEF’s ownership interests in the jointly owned generating facilities are listed below with related information at December 31:

		Company			Construction
(in millions)		Ownership	Plant	Accumulated	Work in
Subsidiary	Facility	Interest	Investment	Depreciation	Progress
2011
PEC	Mayo	83.83%	$807	$296	$13
PEC	Harris	83.83%	3,254	1,635	66
PEC	Brunswick	81.67%	1,739	951	52
PEC	Roxboro Unit 4	87.06%	733	470	12
PEF	Crystal River Unit 3	91.78%	909	498	803
PEF	Intercession City Unit P11	66.67%	23	12	-

2010
PEC	Mayo	83.83%	$798	$294	$8
PEC	Harris	83.83%	3,255	1,604	16
PEC	Brunswick	81.67%	1,702	939	38
PEC	Roxboro Unit 4	87.06%	706	457	22
PEF	Crystal River Unit 3	91.78%	901	497	648
PEF	Intercession City Unit P11	66.67%	23	11	-

In the tables above, plant investment and accumulated depreciation are not reduced by the regulatory disallowances related to the Shearon Harris Nuclear Plant (Harris), which are not applicable to the joint owner’s ownership interest in Harris.

In the tables above, construction work in progress for CR3 is not reduced by the accelerated recovery of qualifying project costs under the FPSC nuclear cost-recovery rule (see Note 8C).

C.	ASSET RETIREMENT OBLIGATIONS

At December 31, 2011 and 2010, our asset retirement costs included in utility plant related to nuclear decommissioning of irradiated plant, net of accumulated depreciation totaled $87 million and $90 million, respectively. PEC had immaterial asset retirement costs included in utility plant related to nuclear decommissioning of irradiated plant at December 31, 2011 and 2010. Primarily due to the impact of updated escalation factors in 2010, as discussed below, at December 31, 2011 and 2010, PEF had no asset retirement costs included in utility plant related to nuclear decommissioning of irradiated plant. At December 31, 2011 and 2010, additional PEF-related asset retirement costs, net of accumulated depreciation, of $87 million and $90 million, respectively, were recorded at Progress Energy as purchase accounting adjustments recognized when we purchased Florida Progress Corporation (Florida Progress) in 2000.

The fair value of funds set aside in the Utilities’ nuclear decommissioning trust (NDT) funds for the nuclear decommissioning liability totaled $1.647 billion and $1.571 billion at December 31, 2011 and 2010, respectively (See Notes 13 and 14). The fair value of funds set aside in the NDT funds for the nuclear decommissioning liability totaled $1.088 billion and $1.017 billion at December 31, 2011 and 2010, respectively, for PEC and $559 million and $554 million, respectively, for PEF (See Notes 13 and 14). Net NDT unrealized gains are included in regulatory liabilities (See Note 8A).

Progress Energy’s and PEC’s nuclear decommissioning cost provisions, which are included in depreciation and amortization expense, were $31 million each in 2011, 2010 and 2009. As discussed below, PEF has suspended its accrual for nuclear decommissioning. Management believes that nuclear decommissioning costs that have been and will be recovered through rates by PEC and PEF will be sufficient to provide for the costs of decommissioning.

We recognized a benefit of $98 million in 2011 and expenses of $87 million and $141 million in 2010 and 2009, respectively, for the disposal or removal of utility assets that do not meet the definition of AROs, which are included in depreciation, amortization and accretion expense. PEC’s related expenses were $125 million, $122 million and $106 million in 2011, 2010 and 2009, respectively. Due to a $250 million and $60 million cost of removal credit in 2011 and 2010, respectively, as allowed by the 2010 settlement agreement approved by the FPSC (See Note 8C), PEF recognized a benefit of $223 million and $35 million in 2011 and 2010, respectively. PEF’s related expenses were $35 million in 2009.

The Utilities recognize removal, nonirradiated decommissioning and dismantlement of fossil generation plant costs in regulatory liabilities on the Consolidated Balance Sheets (See Note 8A). At December 31, such costs consisted of:

	Progress Energy		PEC		PEF
(in millions)	2011	2010	2011	2010	2011	2010
Removal costs	$1,302	$1,503	$1,065	$1,000	$237	$503
Nonirradiated decommissioning costs	223	233	185	172	38	61
Dismantlement costs	125	121	-	-	125	121
Non-ARO cost of removal	$1,650	$1,857	$1,250	$1,172	$400	$685

The NCUC requires that PEC update its cost estimate for nuclear decommissioning every five years. PEC received a new site-specific estimate of decommissioning costs for Robinson Nuclear Plant (Robinson) Unit No. 2, Brunswick Nuclear Plant (Brunswick) Units No. 1 and No. 2, and Harris, in December 2009, which was filed with the NCUC on March 16, 2010. PEC’s estimate is based on prompt dismantlement decommissioning, which reflects the cost of removal of all radioactive and other structures currently at the site, with such removal occurring after operating license expiration. These decommissioning cost estimates also include interim spent fuel storage costs associated with maintaining spent nuclear fuel on site until such time that it can be transferred to a DOE facility (See Note 22D). These estimates, in 2009 dollars, were $687 million for Unit No. 2 at Robinson, $591 million for Brunswick Unit No. 1, $585 million for Brunswick Unit No. 2 and $1.126 billion for Harris. The estimates are subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The cost estimates exclude the portion attributable to North Carolina Eastern Municipal Power Agency (Power Agency), which holds an undivided ownership interest in Brunswick and Harris. See Note 8D for information about the NRC operating licenses held by PEC.

The FPSC requires that PEF update its cost estimate for nuclear decommissioning every five years. PEF received a new site-specific estimate of decommissioning costs for CR3 in October 2008, which PEF filed with the FPSC in 2009 as part of PEF’s base rate filing. However, the FPSC deferred review of PEF’s nuclear decommissioning study from the rate case to be addressed in 2010 in order for FPSC staff to assess PEF’s study in combination with other utilities anticipated to submit nuclear decommissioning studies in 2010. PEF was not required to prepare a new site-specific nuclear decommissioning study in 2010; however, PEF was required to update the 2008 study with the most currently available escalation rates in 2010, which was filed with the FPSC in December 2010. We expect the FPSC to issue an order in 2012. PEF’s estimate is based on prompt dismantlement decommissioning and includes interim spent fuel storage costs associated with maintaining spent nuclear fuel on site until such time that it can be transferred to a DOE facility (See Note 22D). The estimate, in 2008 dollars, is $751 million and is subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The cost estimate excludes the portion attributable to other co-owners of CR3. See Note 8D for information about the NRC operating license held by PEF for CR3. Based on the 2008 estimate, assumed operating license renewal and updated escalation factors in 2010, PEF decreased its asset retirement cost to zero and its ARO liability by approximately $37 million in 2010. Retail accruals on PEF’s reserves for nuclear decommissioning were previously suspended under the terms of previous base rate settlement agreements. PEF expects to continue this suspension based on its 2010 nuclear decommissioning filing. No nuclear decommissioning reserve accrual is recorded at PEF following a FERC accounting order issued in November 2006.

The FPSC requires that PEF update its cost estimate for fossil plant dismantlement every four years. PEF received an updated fossil dismantlement study estimate in 2008, which PEF filed with the FPSC in 2009 as part of PEF’s base rate filing. As a result of the base rate case, the FPSC approved an annual fossil dismantlement accrual of $4 million. PEF’s reserve for fossil plant dismantlement was approximately $148 million and $144 million at December 31, 2011 and 2010, including amounts in the ARO liability for asbestos abatement, discussed below.

PEC and PEF have recognized ARO liabilities related to asbestos abatement costs. The ARO liabilities related to asbestos abatement costs were $23 million and $26 million at December 31, 2011 and 2010, respectively, at PEC and $29 million and $27 million at December 31, 2011 and 2010, respectively, at PEF.

Additionally, PEC and PEF have recognized ARO liabilities related to landfill capping costs. The ARO liabilities related to landfill capping costs were $6 million and $3 million at December 31, 2011 and 2010, respectively, at PEC and $7 million and $6 million at December 31, 2011 and 2010, respectively, at PEF.

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

(in millions)	Progress Energy	PEC	PEF
Asset retirement obligations at January 1, 2010	$1,170	$801	$369
Additions	4	4	-
Accretion expense	65	46	19
Revisions to prior estimates	(39)	(2)	(37)
Asset retirement obligations at December 31, 2010	1,200	849	351
Accretion expense	67	49	18
Revisions to prior estimates	(2)	(2)	-
Asset retirement obligations at December 31, 2011	$1,265	$896	$369

D.	INSURANCE

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

Insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at nuclear generating units is also provided through membership in NEIL. Both PEC and PEF are insured under this program, following a 12-week deductible period, for 52 weeks in the amounts ranging from $3.5 million to $4.5 million per week. Additional weeks of coverage ranging from 71 weeks to 110 weeks are provided at 80 percent of the above weekly amounts. For the current policy period, the companies are subject to retrospective premium assessments of up to approximately $29 million with respect to the primary coverage, $40 million with respect to the decontamination, decommissioning and excess property coverage, and $25 million for the incremental replacement power costs coverage, in the event covered losses at insured facilities exceed premiums, reserves, reinsurance and other NEIL resources. Pursuant to regulations of the NRC, each company’s property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident and, second, to decontaminate the plant, before any proceeds can be used for decommissioning, plant repair or restoration. Each company is responsible to the extent losses may exceed limits of the coverage described above. At December 31, 2011, PEF has an outstanding claim with NEIL for CR3 (See Notes 6 and 8C).

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

The Utilities self-insure their transmission and distribution lines against loss due to storm damage and other natural disasters. PEF maintains a storm damage reserve and has a regulatory mechanism to recover the costs of named storms on an expedited basis (See Note 8C).

For loss or damage to non-nuclear properties, excluding self-insured transmission and distribution lines, the Utilities are insured under an all-risk property insurance program with a total limit of $600 million per loss. The basic deductible is $2.5 million per loss, and there is no outage or replacement power coverage under this program.

6.	RECEIVABLES

Income taxes receivable and interest income receivables are not included in receivables. These amounts are included in prepayments and other current assets or shown separately on the Consolidated Balance Sheets. At December 31 receivables were comprised of:

	Progress Energy		PEC		PEF
(in millions)	2011	2010	2011	2010	2011	2010
Trade accounts receivable	$520	$651	$276	$346	$244	$303
Unbilled accounts receivable	157	223	102	136	55	87
Other receivables	168	75	123	47	20	12
NEIL receivable (Note 8C)	71	119	-	-	71	119
Allowance for doubtful receivables	(27)	(35)	(9)	(10)	(18)	(25)
Total receivables, net	$889	$1,033	$492	$519	$372	$496

Other receivables for Progress Energy and PEC above include $92 million at December 31, 2011, related to the award from the DOE for asserted damages associated with spent nuclear fuel (See Note 22D).

7.	INVENTORY

At December 31 inventory was comprised of:

	Progress Energy		PEC		PEF
(in millions)	2011	2010	2011	2010	2011	2010
Fuel for production	$681	$542	$323	$192	$358	$350
Materials and supplies	747	676	446	395	301	281
Emission allowances	4	8	1	3	3	5
Other	6	-	5	-	1	-
Total inventory	$1,438	$1,226	$775	$590	$663	$636

Emission allowances above exclude long-term emission allowances included in other assets and deferred debits on the Consolidated Balance Sheets for Progress Energy, PEC and PEF of $28 million, $4 million and $24 million, respectively, at December 31, 2011. Long-term emission allowances for Progress Energy, PEC and PEF were $33 million, $5 million and $28 million, respectively, at December 31, 2010.

8.	REGULATORY MATTERS

On January 8, 2011, Progress Energy and Duke Energy entered into the Merger Agreement. See Note 2 for regulatory information related to the Merger with Duke Energy.

A.	REGULATORY ASSETS AND LIABILITIES

As regulated entities, the Utilities are subject to the provisions of GAAP for regulated operations. Accordingly, the Utilities record certain assets and liabilities resulting from the effects of the ratemaking process that would not be recorded under GAAP for nonregulated entities. Regulatory assets may be recorded for certain employee benefit costs of unregulated affiliates that will be allocated to the Utilities and recovered through rates of the Utilities. Our and the Utilities’ ability to continue to meet the criteria for application of GAAP for regulated operations could be affected in the future by competitive forces and restructuring in the electric utility industry. In the event that GAAP for regulated operations no longer applies to a separable portion of our operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism was provided. Additionally, such an event would require the Utilities to determine if any impairment to other assets, including utility plant, exists and write down impaired assets to their fair values.

Except for portions of deferred fuel costs and loss on reacquired debt, all regulatory assets earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that do not incur a carrying cost. We expect to fully recover our regulatory assets and refund our regulatory liabilities through customer rates under current regulatory practice.

At December 31 the balances of regulatory assets (liabilities) were as follows:

PROGRESS ENERGY
(in millions)	2011	2010
Deferred fuel costs – current (Notes 8B and 8C)	$275	$169
Nuclear deferral (Note 8C)	-	7
Total current regulatory assets	275	176
Nuclear deferral (Note 8C)(a)	117	178
Deferred impact of ARO (Note 5C)(b)	137	122
Income taxes recoverable through future rates(c)	352	302
Loss on reacquired debt(d)	29	31
Postretirement benefits (Note 17)(e)	1,506	1,105
Derivative mark-to-market adjustment (Note 18A)(f)	708	505
DSM/Energy-efficiency deferral (Note 8B)(g)	92	57
Other	84	74
Total long-term regulatory assets	3,025	2,374
Environmental (Note 8C)	(7)	(45)
Energy conservation (Note 8C)	(19)	(11)
Nuclear deferral (Note 8C)	(15)	-
Other current regulatory liabilities	(7)	(3)
Total current regulatory liabilities	(48)	(59)
Amount to be refunded to customers (Note 8C)(h)	(288)	-
Non-ARO cost of removal (Note 5C)(b)	(1,650)	(1,857)
Deferred impact of ARO (Note 5C)(b)	(146)	(143)
Net nuclear decommissioning trust unrealized gains (Note 5C)(i)	(412)	(421)
Storm reserve (Note 8C)(j)	(132)	(136)
Other	(72)	(78)
Total long-term regulatory liabilities	(2,700)	(2,635)
Net regulatory assets (liabilities)	$552	$(144)

PEC
(in millions)	2011	2010
Deferred fuel costs – current (Note 8B)	$31	$71
Deferred impact of ARO (Note 5C)(b)	124	112
Income taxes recoverable through future rates(c)	140	103
Loss on reacquired debt(d)	12	13
Postretirement benefits (Note 17)(e)	691	545
Derivative mark-to-market adjustment (Note 18A)(f)	200	121
DSM/Energy-efficiency deferral (Note 8B)(g)	92	57
Other	51	36
Total long-term regulatory assets	1,310	987
Deferred fuel costs – current (Note 8B)	(2)	-
Non-ARO cost of removal (Note 5C)(b)	(1,250)	(1,172)
Net nuclear decommissioning trust unrealized gains (Note 5C)(i)	(266)	(267)
Other	(27)	(22)
Total long-term regulatory liabilities	(1,543)	(1,461)
Net regulatory liabilities	$(204)	$(403)

PEF
(in millions)	2011	2010
Deferred fuel costs – current (Note 8C)	$244	$98
Nuclear deferral (Note 8C)	-	7
Total current regulatory assets	244	105
Nuclear deferral (Note 8C)(a)	117	178
Income taxes recoverable through future rates(c)	212	199
Loss on reacquired debt(d)	17	18
Postretirement benefits (Note 17)(e)	702	560
Derivative mark-to-market adjustment (Note 18A)(f)	508	384
Other	46	48
Total long-term regulatory assets	1,602	1,387
Environmental (Note 8C)	(7)	(45)
Energy conservation (Note 8C)	(19)	(11)
Nuclear deferral (Note 8C)	(15)	-
Other current regulatory liabilities	(5)	(3)
Total current regulatory liabilities	(46)	(59)
Amount to be refunded to customers (Note 8C)(h)	(288)	-
Non-ARO cost of removal (Note 5C)(b)	(400)	(685)
Deferred impact of ARO (Note 5C)(b)	(45)	(47)
Net nuclear decommissioning trust unrealized gains (Note 5C)(i)	(146)	(154)
Storm reserve (Note 8C)(j)	(132)	(136)
Other	(60)	(62)
Total long-term regulatory liabilities	(1,071)	(1,084)
Net regulatory assets	$729	$349

The recovery and amortization periods for these regulatory assets and (liabilities) at December 31, 2011, are as follows:
(a)	Recorded and recovered or amortized as approved by the appropriate state utility commission over a period not exceeding five years.
(b)	Asset retirement and removal liabilities are recorded over the related property lives, which may range up to 65 years, and will be settled and adjusted following completion of the related activities.
(c)	Income taxes recoverable through future rates are recovered over the related property lives, which may range up to 65 years.
(d)	Recovered over either the remaining life of the original issue or, if refinanced, over the life of the new issue, which may range up to 30 years.
(e)
Recovered and amortized over the remaining service period of employees. In accordance with a 2009 FPSC order, PEF's 2009 deferred pension expense of $34 million will be amortized to the extent that annual pension expense is less than the $27 million allowance provided for in base rates (See Note 17).

(f)
Related to derivative unrealized gains and losses that are recorded as a regulatory liability or asset, respectively, until the contracts are settled. After contract settlement and consumption of the related fuel, the realized gains or losses are passed through the fuel cost-recovery clause.

(g)	Recorded and recovered or amortized as approved by the appropriate state utility commission over a period not exceeding 10 years.
(h)	Recorded as a result of the 2012 settlement agreement to be refunded to customers through the fuel clause over four years beginning in 2013 (see Note 8C).
(i)	Related to unrealized gains and losses on NDT funds that are recorded as a regulatory asset or liability, respectively, until the funds are used to decommission a nuclear plant.
(j)	Utilized as storm restoration expenses are incurred.

B.	PEC RETAIL RATE MATTERS

BASE RATES

PEC’s base rates are subject to the regulatory jurisdiction of the NCUC and SCPSC. In PEC’s most recent base rate cases in 1988, the NCUC and the SCPSC each authorized a ROE of 12.75 percent.

COST RECOVERY FILINGS

On November 14, 2011, the NCUC approved PEC’s settlement agreement for an $85 million increase in the fuel rate charged to its North Carolina retail ratepayers, driven by rising fuel prices. The settlement agreement updated certain costs from PEC’s original filing and included the impact of a $24 million disallowance of replacement power costs resulting from prior-year performance of PEC’s nuclear plants. The increase was effective December 1, 2011, and increased residential electric bills by $2.75 per 1,000 kilowatt-hours (kWh) for fuel cost recovery. Also on November 14, 2011, the NCUC approved PEC’s request for a $24 million increase in the demand-side management (DSM) and EE rate charged to its North Carolina ratepayers. The increase was effective December 1, 2011, and increased the residential electric bills by $1.08 per 1,000 kWh for DSM and EE cost recovery. On November 10, 2011, the NCUC approved PEC’s request for a $9 million increase for North Carolina Renewable Energy and Energy Efficiency Portfolio Standard (NC REPS). The increase was effective December 1, 2011, and decreased the residential electric bills by $0.02 per 1,000 kWh. The residential NC REPS rate decreased while the total amount to be recovered increased due to the allocation of the NC REPS recovery between customer classes. The net impact of the settlement agreement and filings results in an average increase in residential electric bills of 3.7 percent. At December 31, 2011, PEC’s North Carolina deferred fuel and DSM/EE balances were $31 million and $78 million, respectively.

On June 29, 2011, the SCPSC approved a $22 million increase in the fuel rate charged to its South Carolina ratepayers, driven by rising fuel prices. The increase was effective July 1, 2011, and increased residential electric bills by $3.45 per 1,000 kWh. Also on June 29, 2011, the SCPSC approved a $4 million increase in the DSM and EE rate. The increase was effective July 1, 2011, and increased residential electric bills by $1.25 per 1,000 kWh. The net impact of the two filings resulted in an average increase in residential electric bills of 4.7 percent. At December 31, 2011, PEC’s South Carolina deferred fuel and DSM/EE balances were $(2) million and $14 million, respectively.

OTHER MATTERS

Construction of Generating Facilities

On June 1, 2011, a newly constructed 600-MW combined cycle natural gas-fueled unit at the Smith Energy Complex was placed in service.

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

The net carrying value of the three remaining facilities at December 31, 2011, of $163 million is included in other utility plant, net on the Consolidated Balance Sheets. Consistent with ratemaking treatment, PEC will continue to depreciate each plant using the current depreciation lives and rates on file with the NCUC and the SCPSC until the earlier of the plant’s retirement or PEC’s completion and filing of a new depreciation study on or before March 31, 2013. The net carrying value of the retired facility at December 31, 2011, of $15 million is included in regulatory assets on the Consolidated Balance Sheets. PEC expects to include the four facilities’ remaining net carrying value in rate base after retirement. The final recovery periods may change in connection with the regulators’ determination of the recovery of the remaining net carrying value.

C.	PEF RETAIL RATE MATTERS

CR3 OUTAGE

In September 2009, CR3 began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination (or separation) within the concrete at the periphery of the containment building, which resulted in an extension of the outage. After analysis, PEF determined that the concrete delamination at CR3 was caused by redistribution of stresses in the containment wall that occurred when PEF created an opening to accommodate the replacement of the unit’s steam generators. In March 2011, the work to return the plant to service was suspended after monitoring equipment at the repair site identified a new delamination that occurred in a different section of the outer wall after the repair work was completed and during the late stages of retensioning the containment building. CR3 has remained out of service while PEF conducted an engineering analysis and review of the new delamination and evaluated repair options. Subsequent to March 2011, monitoring equipment has detected additional changes and further damage in the partially tensioned containment building and additional cracking or delaminations could occur during the repair process.

PEF analyzed multiple repair options as well as early decommissioning and believes, based on the information and analyses conducted to date, that repairing the unit is the best option. PEF engaged outside engineering consultants to perform the analysis of possible repair options for the containment building. The consultants analyzed 22 potential repair options and ultimately narrowed those to four. PEF, along with other independent consultants, reviewed the four options for technical issues, constructability, and licensing feasibility as well as cost.

Based on that initial analysis, PEF selected the best repair option, which would entail systematically removing and replacing concrete in substantial portions of the containment structure walls. The planned option does not include the area where concrete was replaced during the initial repair. The preliminary cost estimate for this repair as filed with the FPSC on June 27, 2011, is between $900 million and $1.3 billion. Engineering design of the repair is under way. PEF will update the current estimate as this work is completed.

PEF is moving forward systematically and will perform additional detailed engineering analyses and designs, which could affect any repair plan. This process will lead to more certainty for the cost and schedule of the repair. PEF will continue to refine and assess the plan, and the prudence of continuing to pursue it, based on new developments and analyses as the process moves forward. Under this repair plan, PEF estimates that CR3 will return to service in 2014. The decision related to repairing or decommissioning CR3 is complex and subject to a number of unknown factors, including but not limited to, the cost of repair and the likelihood of obtaining NRC approval to restart CR3 after repair. A number of factors could affect the repair plan, the return-to-service date and costs, including regulatory reviews, final engineering designs, contract negotiations, the ultimate work scope completion, testing, weather, the impact of new information discovered during additional testing and analysis and other developments.

PEF maintains insurance for property damage and incremental costs of replacement power resulting from prolonged accidental outages through NEIL as discussed in Note 5D. NEIL has confirmed that the CR3 initial delamination is a covered accident but has not yet made a determination as to coverage for the second delamination. Following a 12-week deductible period, the NEIL program provided reimbursement for replacement power costs for 52 weeks at $4.5 million per week, through April 9, 2011. An additional 71 weeks of coverage, which runs through August 2012, is provided at $3.6 million per week. Accordingly, the NEIL program provides replacement power coverage of up to $490 million per event. Actual replacement power costs have exceeded the insurance coverage through December 31, 2011. PEF anticipates that future replacement power costs will continue to exceed the insurance coverage. PEF also maintains insurance coverage through NEIL’s accidental property damage program, which provides insurance coverage up to $2.25 billion with a $10 million deductible per claim.

PEF is continuing to work with NEIL for recovery of applicable repair costs and associated replacement power costs. PEF has not yet received a definitive determination from NEIL about the insurance coverage related to the second delamination. In addition, no replacement power reimbursements were received from NEIL in the second half of 2011. These considerations led us to conclude that at December 31, 2011, it was not probable that NEIL will voluntarily pay the full coverage amounts we believe they owe under the applicable insurance policies. Given the circumstances, accounting standards require full recovery to be probable to recognize an insurance receivable. Therefore, PEF has suspended recording any further insurance receivables from NEIL related to the second delamination and removed the associated $222 million NEIL receivable. PEF recorded a corresponding $154 million addition to its deferred fuel regulatory asset and a $68 million addition to construction work in progress. Negotiations continue with NEIL regarding coverage associated with the second delamination, and PEF continues to believe that all applicable costs associated with bringing CR3 back into service are covered under all insurance policies.

The following table summarizes the CR3 replacement power and repair costs and recovery through December 31, 2011:

(in millions)	Replacement power costs	Repair costs
Spent to date	$478	$258
NEIL proceeds received	(162)	(136)
Insurance receivable at December 31, 2011, net	(55)	(3)
Balance for recovery(a)	$261	$119

(a)	See "2012 Settlement Agreement" and "Fuel Cost Recovery" below for discussion of PEF's ability to recover prudently incurred fuel and purchase power costs and CR3 repair costs.

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

On October 25, 2010, the FPSC approved PEF’s motion to establish a separate spin-off docket to review the prudence and costs related to the outage and replacement fuel and power costs associated with the CR3 extended outage. The FPSC subsequently issued an order dividing the docket into three phases. The first phase will include a prudence review of the events and decisions of PEF leading up to the first delamination event. The second phase will be a consideration of the prudence of PEF’s decision to repair or decommission CR3. The third phase of this docket will include the decisions and events subsequent to the first delamination leading up to the March 14, 2011 delamination event and the subsequent repair of the containment building. See “2012 Settlement Agreement – CR3” below for a discussion of the resolution of this docket.

2012 SETTLEMENT AGREEMENT

On February 22, 2012, the FPSC approved a comprehensive settlement agreement between PEF, the Florida Office of Public Counsel and other consumer advocates. The 2012 settlement agreement will continue through the last billing cycle of December 2016. The agreement addresses three principal matters: PEF’s proposed Levy Nuclear Power Plant (Levy) Nuclear Project cost recovery, the CR3 delamination prudence review pending before the FPSC, and certain base rate issues. When all of the settlement provisions are factored in, the total increase in 2013 for residential customer bills will be approximately $4.93 per 1,000 kWh, or 4 percent.

Levy

Under the terms of the 2012 settlement agreement, PEF will set the residential cost-recovery factor of PEF’s proposed two units at Levy (see “Nuclear Cost Recovery – Levy Nuclear”) at $3.45 per 1,000 kWh effective in the first billing cycle of January 2013 and continuing for a five-year period. This amount is intended to recover the estimated retail project costs to date plus costs necessary to obtain the combined license (COL) and any engineering, procurement and construction (EPC) cancellation costs, if PEF ultimately chooses to cancel that contract. PEF will not recover any additional Levy costs from customers through the term of the agreement, or file for any additional recovery before March 1, 2017, unless otherwise agreed to by the parties to the agreement. In addition, the consumer parties will not oppose PEF continuing to pursue a COL for Levy. After the five-year period, PEF will true up any actual costs not recovered under the Levy cost-recovery factor.

The 2012 settlement agreement also provides that PEF will treat the allocated wholesale cost of Levy as a retail regulatory asset and include this asset as a component of rate base and amortization expense for regulatory reporting. PEF will have the discretion to suspend such amortization in full or in part provided that PEF amortizes all of the regulatory asset by December 31, 2016.

CR3

Under the terms of the 2012 settlement agreement, PEF will be permitted to recover prudently incurred fuel and purchased power costs through the fuel clause without regard for the absence of CR3 for the period from the beginning of the CR3 outage through the earlier of the term of the agreement or the return of CR3 to commercial service. If PEF does not begin repairs of CR3 prior to the end of 2012, PEF will refund replacement power costs on a pro rata basis based on the in-service date of up to $40 million in 2015 and $60 million in 2016. The parties to the agreement waive their right to challenge PEF’s recovery of these costs. The parties to the agreement maintain the right to challenge the prudence and reasonableness of PEF’s fuel acquisition and power purchases, and other fuel prudence issues unrelated to the CR3 outage. All prudence issues from the steam generator project inception through the date of settlement approval by the FPSC are resolved.

To the extent that PEF pursues the repair of CR3, PEF will establish an estimated cost and repair schedule with ongoing consultation with the parties to the agreement. The established cost, to be approved by our board of directors, will be the basis for project measurement. If costs exceed the board-approved estimate, overruns will be split evenly between our shareholders and PEF customers up to $400 million. The parties to the agreement agree to meet to discuss the method of recovery of any overruns in excess of $400 million, with final decision by the FPSC if resolution cannot be reached. If the repairs begin prior to the end of 2012, the parties to the agreement waive their rights to challenge PEF’s decision to repair and the repair plan chosen by PEF. In addition, there will be limited rights to challenge recovery of the repair execution costs incurred prior to the final resolution on NEIL coverage. The parties to the agreement will discuss the treatment of any potential gap between NEIL repair coverage and the estimated cost, with final decision by the FPSC if resolution cannot be reached. If the repairs do not begin prior to the end of 2012, the parties to the agreement reserve the right to challenge the prudence of PEF’s repair decision, plan and implementation.

PEF also retains sole discretion and flexibility to retire the unit without challenge from the parties to the agreement. If PEF decides to retire CR3, PEF is allowed to recover all remaining CR3 investments and to earn a return on the CR3 investments set at its current authorized overall cost of capital, adjusted to reflect a ROE set at 70 percent of the current FPSC-authorized ROE, no earlier than the first billing cycle of January 2017. Additionally, any NEIL proceeds received after the settlement will be applied first to replacement power costs incurred after December 31, 2012, with the remainder used to write down the remaining CR3 investments.

Base Rates, Customer Refund and Other Terms

Under the terms of the 2012 settlement agreement, PEF will maintain base rates at the current levels through the last billing cycle of December 2016, except as described as follows. The agreement provides for a $150 million annual increase in revenue requirements effective with the first billing cycle of January 2013, while maintaining the current ROE range of 9.5 percent to 11.5 percent. PEF will suspend depreciation expense and reverse certain regulatory liabilities associated with CR3 effective on the implementation date of the agreement. Additionally, rate base associated with CR3 investments will be removed from retail rate base effective with the first billing cycle of January 2013. PEF will accrue, for future rate-setting purposes a carrying charge at a rate of 7.4 percent on the CR3 investment until CR3 is returned to service and placed back into retail rate base. Upon return of CR3 to commercial service, PEF will be authorized to increase its base rates for the annual revenue requirements of all CR3 investments. The parties to the agreement reserve the right to participate in any hearings challenging the appropriateness of PEF’s CR3 revenue requirements. In the month following CR3’s return to commercial service, PEF’s ROE range will increase to 9.7 percent to 11.7 percent. If PEF’s retail base rate earnings fall below the ROE range, as reported on a FPSC-adjusted or pro-forma basis on a PEF monthly earnings surveillance report, PEF may petition the FPSC to amend its base rates during the term of the agreement.

Under the terms of the 2012 settlement agreement, PEF will refund $288 million as of December 31, 2011, to customers through the fuel clause. PEF will refund $129 million in each of 2013 and 2014, and an additional $10 million annually to residential and small commercial customers in 2014, 2015 and 2016. At December 31, 2011, a regulatory liability was established for the $288 million to be refunded in future periods. The corresponding charge was recorded as a reduction of 2011 revenues.

The cost of pollution control equipment that PEF installed and has in-service at CR4 and CR5 to comply with the Federal Clean Air Interstate Rule (CAIR) is currently recovered under the Environmental Cost Recovery Clause (ECRC). The 2012 settlement agreement provides for PEF to remove those assets from recovery in the ECRC and transfer those assets to base rates effective with the first billing cycle of January 2014. The related base rate increase will be in addition to the $150 million base rate increase effective January 2013. O&M expenses associated with those assets will not be included in the base rates and will continue to be recovered through the ECRC.

The 2012 settlement agreement provides for PEF to continue to recover carrying costs and other nuclear cost recovery clause-recoverable items related to the CR3 uprate project, but PEF will not seek an in-service recovery until nine months following CR3’s return to commercial service. Carrying costs will be recovered through the nuclear cost recovery clause until base rates have been increased for these assets.

The 2012 settlement agreement also allows PEF to continue to reduce amortization expense (cost of removal component) beyond the expiration of the 2010 settlement agreement through the term of the 2012 settlement agreement. This reduction is limited by the eligible remaining balance of the cost of removal reserve ($246 million at December 31, 2011). Additionally, the 2012 settlement agreement extends PEF’s ability to expedite recovery of the cost of named storms and to maintain a storm reserve at its level as of the implementation date of the agreement, and removed the maximum allowed monthly surcharge established by the 2010 settlement agreement.

2010 SETTLEMENT AGREEMENT

On June 1, 2010, the FPSC approved a settlement agreement between PEF and the interveners, with the exception of the Florida Association for Fairness in Ratemaking, to the 2009 rate case. As part of the settlement, PEF withdrew its motion for reconsideration of the rate case order. Among other provisions, under the terms of the settlement agreement, PEF will maintain base rates at current levels through the last billing cycle of 2012. The settlement agreement also provides that PEF will have the discretion to reduce amortization expense (cost of removal component) by up to $150 million in 2010, up to $250 million in 2011, and up to any remaining balance in the cost of removal reserve in 2012 until the earlier of (a) PEF’s applicable cost of removal reserve reaches zero, or (b) the expiration of the settlement agreement at the end of 2012. In the event PEF reduces amortization expense by less than the annual amounts for 2010 or 2011, PEF may carry forward (i.e., increase the annual cap by) any unused cost of removal reserve amounts in subsequent years during the term of the agreement. The balance of the cost of removal reserve is impacted by accruals in accordance with PEF’s latest depreciation study, removal costs expended and reductions in amortization expense as permitted by the settlement agreement. For the year ended December 31, 2011, PEF recognized a $250 million reduction in amortization expense pursuant to the settlement agreement. PEF had eligible cost of removal reserves of $246 million remaining at December 31, 2011. The settlement agreement also provides PEF with the opportunity to earn a ROE of up to 11.5 percent and provides that if PEF’s actual retail base rate earnings fall below a 9.5 percent ROE on an adjusted or pro-forma basis, as reported on a historical 12-month basis during the term of the agreement, PEF may seek general, limited or interim base rate relief, or any combination thereof. Prior to requesting any such relief, PEF must have reflected on its referenced surveillance report associated amortization expense reductions of at least $150 million. The settlement agreement does not preclude PEF from requesting the FPSC to approve the recovery of costs (a) that are of a type which traditionally and historically would be, have been or are presently recovered through cost-recovery clauses or surcharges; or (b) that are incremental costs not currently recovered in base rates, which the legislature or FPSC determines are clause recoverable; or (c) which are recoverable through base rates under the nuclear cost-recovery legislation or the FPSC’s nuclear cost-recovery rule. PEF also may, at its discretion, accelerate in whole or in part the amortization of certain regulatory assets over the term of the settlement agreement. Finally, PEF will be allowed to recover the costs of named storms on an expedited basis after depletion of the storm damage reserve. Specifically, 60 days following the filing of a cost-recovery petition with the FPSC and based on a 12-month recovery period, PEF can begin recovery, subject to refund, through a surcharge of up to $4.00 per 1,000 kWh on monthly residential customer bills for storm costs. In the event the storm costs exceed that level, any excess additional costs will be deferred and recovered in a subsequent year or years as determined by the FPSC. Additionally, the order approving the settlement agreement allows PEF to use the surcharge to replenish the storm damage reserve to $136 million, the level as of June 1, 2010, after storm costs are fully recovered. At December 31, 2011, PEF’s storm damage reserve was $132 million.

On September 14, 2010, the FPSC approved a reduction to PEF’s AFUDC rate, from 8.8 percent to 7.4 percent. This new rate is based on PEF’s updated authorized ROE and all adjustments approved on January 11, 2010, in PEF’s base rate case and will be used for all purposes except for nuclear recoveries with original need petitions submitted on or before December 31, 2010, as permitted by FPSC regulations.

FUEL COST RECOVERY

On November 22, 2011, the FPSC approved an increase of the total fuel-cost recovery by $162 million, increasing the residential rate by $3.32 per 1,000 kWh, or 2.78 percent, effective January 1, 2012. This increase is due to an increase of $3.99 per 1,000 kWh for the projected recovery of fuel costs offset by a decrease of $0.67 per 1,000 kWh for the projected recovery through the Capacity Cost-Recovery Clause (CCRC). The increase in the projected recovery of fuel costs is due to an under-recovery from the prior year. The decrease in the CCRC is primarily due to lower anticipated costs associated with Levy, and the deferral of 2011 and 2012 estimated costs associated with PEF’s CR3 uprate project until 2012 (see “Nuclear Cost Recovery”), partially offset by increased capacity costs and a reduction of the refund related to an over-recovery from the prior year. Within the fuel clause, PEF received approval to collect, subject to refund, replacement power costs related to the CR3 nuclear plant outage (See “CR3 Outage” and “2012 Settlement Agreement”).

At December 31, 2011, PEF’s deferred fuel regulatory liability was $44 million comprised of a $244 million current regulatory asset and a $288 million noncurrent regulatory liability (See “2012 Settlement Agreement”). The current regulatory asset of $244 million includes the $154 million of replacement power costs that were previously recorded as a receivable from NEIL (See “CR3 Outage”).

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

In PEF’s 2010 nuclear cost-recovery filing (See “Cost Recovery”), PEF identified a schedule shift in the Levy project that resulted from the NRC’s 2009 determination that certain schedule-critical work that PEF had proposed to perform within the scope of its Limited Work Authorization request submitted with the COL application will not be authorized until the NRC issues the COL. Consequently, major construction activities on Levy have been postponed until after the NRC issues the COL for the units, which is expected in 2013 if the current licensing schedule remains on track. Along with the FPSC’s annual prudence reviews, we will continue to evaluate the project on an ongoing basis based on certain criteria, including, but not limited to, cost; potential carbon regulation; fossil fuel prices; the benefits of fuel diversification; public, regulatory and political support; adequate financial cost-recovery mechanisms; appropriate levels of joint owner participation; customer rate impacts; project feasibility; DSM and EE programs; and availability and terms of capital financing. Taking into account these criteria, we consider Levy to be PEF’s preferred baseload generation option.

Crystal River Unit No. 3 Nuclear Plant Uprate

In 2007, the FPSC issued an order approving PEF’s Determination of Need petition related to a multi-stage uprate of CR3 that will increase CR3’s gross output by approximately 180 MW during its next refueling outage. PEF implemented the first-stage design modifications in 2008. The final stage of the uprate required a license amendment to be filed with the NRC, which was filed by PEF in June 2011 and accepted for review by the NRC on November 21, 2011.

Cost Recovery

In 2009, pursuant to the FPSC nuclear cost-recovery rule, PEF filed a petition to recover $446 million through the CCRC, which primarily consisted of preconstruction and carrying costs incurred or anticipated to be incurred during 2009 and the projected 2010 costs associated with the Levy and CR3 uprate projects. In an effort to help mitigate the initial price impact on its customers, as part of its filing, PEF proposed collecting certain costs over a five-year period, with associated carrying costs on the unrecovered balance. The FPSC approved the alternate proposal allowing PEF to recover revenue requirements associated with the nuclear cost-recovery clause through the CCRC beginning with the first billing cycle of January 2010. The remainder, with minor adjustments, will also be recovered through the CCRC. In adopting PEF’s proposed rate management plan for 2010, the FPSC permitted PEF to annually reconsider changes to the recovery of deferred amounts to afford greater flexibility to manage future rate impacts. The rate management plan included the 2009 reclassification to the nuclear cost-recovery clause regulatory asset of $198 million of capacity revenues and the accelerated amortization of $76 million of preconstruction costs. The cumulative amount of $274 million was recorded as a nuclear cost-recovery regulatory asset at December 31, 2009, and is projected to be recovered by the end of 2014. At December 31, 2011, PEF’s nuclear cost-recovery regulatory asset was $102 million, comprised of a $15 million current regulatory liability and a $117 million noncurrent regulatory asset. PEF will continue to recover nuclear costs as provided for by the 2012 settlement agreement.

On October 24, 2011, the FPSC approved a $78 million decrease in the amount charged to PEF’s ratepayers for nuclear cost recovery, which is a component of, and is included in, the fuel cost recovery (See “Fuel Cost Recovery”), including recovery of preconstruction and carrying costs and CCRC-recoverable O&M expense anticipated to be incurred during 2012, recovery of $60 million of prior years’ deferrals in 2012, as well as the estimated actual true-up of 2011 costs associated with the Levy and CR3 uprate projects. Also included is the stipulation of PEF’s filed motion with the FPSC to defer until 2012 the approval of the long-term feasibility analysis of completing the CR3 uprate, and the determination of reasonableness on, and recovery of, 2011 and 2012 estimated costs. This resulted in an estimated decrease in the nuclear cost-recovery charge of $2.67 per 1,000 kWh for residential customers, beginning with the first January 2012 billing cycle.

DEMAND-SIDE MANAGEMENT COST RECOVERY

On July 26, 2011, the FPSC voted to set PEF’s DSM compliance goals to remain at their current level until the next goal setting docket is initiated. An intervener filed a protest to the FPSC’s Proposed Agency Action order, asserting legal challenges to the order. The parties made legal arguments to the FPSC and the FPSC issued an order denying the protest on December 22, 2011. The intervener then filed a notice of appeal of this order to the Florida Supreme Court on January 17, 2012. We cannot predict the outcome of this matter.

On November 1, 2011, the FPSC approved PEF’s request to decrease the Energy Conservation Cost Recovery Clause (ECCR) residential rate by $0.11 per 1,000 kWh, or 0.1 percent of the total residential rate, effective January 1, 2012. The decrease in the ECCR is primarily due to an increased refund of a prior period over-recovery, partially offset by an increase in conservation program costs. At December 31, 2011, PEF’s over-recovered deferred ECCR balance was $19 million.

OTHER MATTERS

On November 22, 2011, the FPSC approved PEF’s request to increase the ECRC by $24 million, increasing the residential rate by $0.54 per 1,000 kWh, or 0.5 percent, effective January 1, 2012. The increase in the ECRC is primarily due to the 2011 rates including a return of a prior period over-recovery, partially offset by a decrease in the related O&M expense. At December 31, 2011, PEF’s over-recovered deferred ECRC was $7 million.

On March 20, 2009, PEF filed a petition with the FPSC for expedited approval of the deferral of $53 million in 2009 pension expense. PEF requested that the deferral of pension expense continue until the recovery of these costs is provided for in FPSC-approved base rates. On June 16, 2009, the FPSC approved the deferral of the retail portion of actual 2009 pension expense. As a result of the order, PEF deferred pension expense of $34 million for the year ended December 31, 2009. PEF will not earn a carrying charge on the deferred pension regulatory asset. The deferral of pension expense did not result in a change in PEF’s 2009 retail rates or prices. In accordance with the order, subsequent to 2009 PEF will amortize the deferred pension regulatory asset to the extent that annual pension expense is less than the $27 million allowance provided for in the base rates established in the 2010 base rate proceeding. In the event such amortization is insufficient to fully amortize the regulatory asset, PEF can seek recovery of the remaining unamortized amount in a base rate proceeding no earlier than 2015. As of December 31, 2011, PEF has not recorded any amortization related to the deferred pension regulatory asset. The 2012 settlement agreement allows for accelerated amortization of all or part of this deferred pension regulatory asset.

D.	NUCLEAR LICENSE RENEWALS

PEC’s nuclear units are currently operating under licenses that expire between 2030 and 2046. The NRC operating license held by PEF for CR3 currently expires in December 2016. PEF applied for a 20-year renewal of the license in 2008. The NRC’s remaining open items in the license renewal process are associated with the containment structure repair. Once the repair design has been completed and evaluated, the NRC may proceed with the renewal application review of the containment structure. Assuming the repair is successful, management believes CR3 will satisfy the requirements for the license renewal.

9.	GOODWILL

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of our goodwill is allocated to our utility reporting units and our goodwill impairment tests are performed at the utility reporting unit level. At December 31, 2011 and 2010, our carrying amount of goodwill was $3.655 billion, with $1.922 billion assigned to PEC and $1.733 billion assigned to PEF. The amounts assigned to PEC and PEF are recorded in our Corporate and Other business segment. We perform our annual impairment test as of October 31 of each year. The results of our 2011 annual test of goodwill indicated that the carrying amounts of goodwill were not impaired.

10.	EQUITY

A.	COMMON STOCK

PROGRESS ENERGY

At December 31, 2011 and December 31, 2010, we had 500 million shares of common stock authorized under our charter, of which 295 million and 293 million shares were outstanding, respectively. We periodically issue shares of common stock through the Progress Energy 401(k) Savings & Stock Ownership Plan (401(k)), the Progress Energy Investor Plus Plan (IPP) and other benefit plans.

There are various provisions limiting the use of retained earnings for the payment of dividends under certain circumstances. At December 31, 2011, there were no significant restrictions on the use of retained earnings (See Note 2 and Note 12B).

The following table presents information for our common stock issuances for the years ended December 31:

	2011		2010		2009
(in millions)	Shares	Net Proceeds	Shares	Net Proceeds	Shares	Net Proceeds
Total issuances	2.0	$53	12.2	$434	17.5	$623
Issuances under an underwritten public offering(a)	-	-	-	-	14.4	523
Issuances through 401(k) and/or IPP	-	1	11.2	431	2.5	100

(a)	The shares issued under an underwritten public offering were issued on January 12, 2009, at a public offering price of $37.50.

PEC

At December 31, 2011 and December 31, 2010, PEC was authorized to issue up to 200 million shares of common stock. All shares issued and outstanding are held by Progress Energy. There are various provisions limiting the use of retained earnings for the payment of dividends under certain circumstances. At December 31, 2011, there were no significant restrictions on the use of retained earnings. See Note 12B for additional dividend restrictions related to PEC.

PEF

At December 31, 2011 and December 31, 2010, PEF was authorized to issue up to 60 million shares of common stock. All PEF common shares issued and outstanding are indirectly held by Progress Energy. There are various provisions limiting the use of retained earnings for the payment of dividends under certain circumstances. At December 31, 2011, there were no significant restrictions on the use of retained earnings. See Note 12B for additional dividend restrictions related to PEF.

B.	STOCK-BASED COMPENSATION

EMPLOYEE STOCK OWNERSHIP PLAN

We sponsor the 401(k) for which substantially all full-time nonbargaining unit employees and certain part-time nonbargaining unit employees within participating subsidiaries are eligible. The 401(k), which has a matching feature, encourages systematic savings by employees and provides a method of acquiring Progress Energy common stock and other diverse investments. The 401(k), as amended in 1989, is an Employee Stock Ownership Plan (ESOP) that can enter into acquisition loans to acquire Progress Energy common stock to satisfy 401(k) common share needs. Qualification as an ESOP did not change the level of benefits received by employees under the 401(k). Common stock acquired with the proceeds of an ESOP loan was held by the 401(k) Trustee in a suspense account. The common stock was released from the suspense account and made available for allocation to participants as the ESOP loan was repaid. Such allocations were used to partially meet common stock needs related to matching and incentive contributions and/or reinvested dividends. All or a portion of the dividends paid on ESOP suspense shares and on ESOP shares allocated to participants may be used to repay ESOP acquisition loans. Dividends that are used to repay such loans, paid directly to participants or reinvested by participants, are deductible for income tax purposes. By December 31, 2010, no ESOP suspense shares were outstanding and the ESOP acquisition loan was repaid.

ESOP shares allocated to plan participants totaled 13.4 million at December 31, 2010. Our matching compensation cost under the 401(k) is determined based on matching percentages as defined in the plan. Through December 31, 2010, such compensation cost was allocated to participants’ accounts in the form of Progress Energy common stock. Beginning in 2011, such compensation cost was allocated to participants’ accounts in the same investments and election percentages as the participants’ contributions. In 2010, we met common stock share needs with open market purchases and with shares released from the ESOP suspense account. Matching costs met with shares released from the suspense account totaled $12 million for the years ended December 31, 2010 and 2009, respectively. In 2011, we met common stock share needs with open market purchases.

We also sponsor the Savings Plan for Employees of Florida Progress Corporation, which is an ESOP plan that covers bargaining unit employees of PEF.

Total matching cost for both plans was $44 million, $43 million and $41 million for the years ended December 31, 2011, 2010 and 2009, respectively.

PEC

PEC’s matching costs met with shares released from the ESOP suspense account totaled $8 million for the years ended December 31, 2010 and 2009, respectively. Total matching cost was $23 million, $23 million and $22 million for the years ended December 31, 2011, 2010 and 2009, respectively.

PEF

PEF’s matching costs met with shares released from the ESOP suspense account totaled $3 million and $4 million for the years ended December 31, 2010 and 2009, respectively. Total matching cost for both plans was $14 million, $14 million and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Beginning in 2009, shares issued under the redesigned PSSP use total shareholder return and earnings growth as two equally weighted performance measures. The outcome of the performance measures can result in an increase or decrease from the target number of performance shares granted. We distribute common stock shares to participants equivalent to the number of performance shares that ultimately vest. We issue new shares of common stock to satisfy the requirements of the PSSP program. Also, the fair value of the stock-settled award is generally established at the grant date based on the fair value of common stock on that date, with subsequent adjustments made to reflect the status of the performance measure. Compensation expense for all awards is reduced by estimated forfeitures. At December 31, 2011, there were an immaterial number of stock-settled performance target shares outstanding. The final number of shares issued will be dependent upon the outcome of the performance measures discussed above.

Beginning in 2007, we began issuing restricted stock units (RSUs) rather than the previously issued restricted stock awards for our officers, vice presidents, managers and key employees. RSUs awarded to eligible employees are generally subject to either three- or five-year cliff vesting or three- or five-year graded vesting. We issue new shares of common stock to satisfy the requirements of the RSU program. Compensation expense, based on the fair value of common stock at the grant date, is recognized over the applicable vesting period, with corresponding increases in common stock equity. RSUs are included as shares outstanding in the basic earnings per share calculation and are converted to shares upon vesting. At December 31, 2011, there were an immaterial number of RSUs outstanding.

The total fair value of RSUs vested during the years ended December 31, 2011, 2010 and 2009, was $24 million, $24 million and $16 million, respectively. No cash was expended to purchase stock to satisfy RSU plan obligations in 2011, 2010 and 2009. The RSUs vested during 2011 had a weighted-average grant date fair value of $39.16.

Our Consolidated Statements of Income included total recognized expense for other stock-based compensation plans of $33 million for the year ended December 31, 2011, with a recognized tax benefit of $13 million. The total expense recognized on our Consolidated Statements of Income for other stock-based compensation plans was $27 million, with a recognized tax benefit of $11 million, and $37 million, with a recognized tax benefit of $14 million, for the years ended December 31, 2010 and 2009, respectively. No compensation cost related to other stock-based compensation plans was capitalized.

At December 31, 2011, unrecognized compensation cost related to nonvested other stock-based compensation plan awards totaled $33 million, which is expected to be recognized over a weighted-average period of 1.6 years.

PEC

PEC’s Consolidated Statements of Income included total recognized expense for other stock-based compensation plans of $20 million for the year ended December 31, 2011, with a recognized tax benefit of $8 million. The total expense recognized on PEC’s Consolidated Statements of Income for other stock-based compensation plans was $16 million, with a recognized tax benefit of $6 million, and $22 million, with a recognized tax benefit of $9 million, for the years ended December 31, 2010 and 2009, respectively. No compensation cost related to other stock-based compensation plans was capitalized.

PEF

PEF’s Statements of Income included total recognized expense for other stock-based compensation plans of $13 million for the year ended December 31, 2011, with a recognized tax benefit of $5 million. The total expense recognized on PEF’s Statements of Income for other stock-based compensation plans was $11 million, with a recognized tax benefit of $4 million, and $14 million, with a recognized tax benefit of $5 million, for the years ended December 31, 2010 and 2009, respectively. No compensation cost related to other stock-based compensation plans was capitalized.

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

A reconciliation of the weighted-average number of common shares outstanding for the years ended December 31 for basic and dilutive purposes follows:

(in millions)	2011	2010	2009
Weighted-average common shares – basic	295.8	290.7	279.4
Net effect of dilutive stock-based compensation plans	0.1	0.1	0.1
Weighted-average shares – fully diluted	295.9	290.8	279.5

There were no adjustments to net income or to income from continuing operations attributable to controlling interests between the calculations of basic and fully diluted earnings per common share. There were 0.8 million and 1.5 million stock options outstanding at December 31, 2010 and 2009, respectively, which were not included in the weighted-average number of shares for computing the fully diluted earnings per share because they were antidilutive. As of December 31, 2011, there were no antidilutive stock options outstanding.

D.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss, net of tax, at December 31 were as follows:

	Progress Energy		PEC		PEF
(in millions)	2011	2010	2011	2010	2011	2010
Cash flow hedges	$(143)	$(63)	$(71)	$(33)	$(27)	$(4)
Pension and other postretirement benefits	(22)	(62)	-	-	-	-
Total accumulated other comprehensive loss	$(165)	$(125)	$(71)	$(33)	$(27)	$(4)

11.	PREFERRED STOCK OF SUBSIDIARIES

All of our preferred stock was issued by the Utilities. The preferred stock is considered temporary equity due to certain provisions that could require us to redeem the preferred stock for cash. In the event dividends payable on PEC or PEF preferred stock are in default for an amount equivalent to or exceeding four quarterly dividend payments, the holders of the preferred stock are entitled to elect a majority of PEC's or PEF’s respective board of directors until all accrued and unpaid dividends are paid. All classes of preferred stock are entitled to cumulative dividends with preference to the common stock dividends, are redeemable by vote of the Utilities’ respective board of directors at any time, and do not have any preemptive rights. All classes of preferred stock have a liquidation preference equal to $100 per share plus any accumulated unpaid dividends except for PEF’s 4.75%, $100 par value class, which does not have a liquidation preference. Each holder of PEC’s preferred stock is entitled to one vote. The holders of PEF’s preferred stock have no right to vote except for certain circumstances involving dividends payable on preferred stock that are in default or certain matters affecting the rights and preferences of the preferred stock.

At December 31, 2011 and 2010, preferred stock outstanding consisted of the following:

	Shares
(dollars in millions, except share and per share data)	Authorized	Outstanding	Redemption Price	Total

PEC
Cumulative, no par value $5 Preferred Stock	300,000	236,997	$110.00	$24
Cumulative, no par value Serial Preferred Stock	20,000,000
$4.20 Serial Preferred		100,000	102.00	10
$5.44 Serial Preferred		249,850	101.00	25
Cumulative, no par value Preferred Stock A	5,000,000	-	-	-
No par value Preference Stock	10,000,000	-	-	-
Total PEC				59

PEF
Cumulative, $100 par value Preferred Stock	4,000,000
4.00% $100 par value Preferred		39,980	104.25	4
4.40% $100 par value Preferred		75,000	102.00	8
4.58% $100 par value Preferred		99,990	101.00	10
4.60% $100 par value Preferred		39,997	103.25	4
4.75% $100 par value Preferred		80,000	102.00	8
Cumulative, no par value Preferred Stock	5,000,000	-	-	-
$100 par value Preference Stock	1,000,000	-	-	-
Total PEF				34
Total preferred stock of subsidiaries				$93

12.	DEBT AND CREDIT FACILITIES

A.	DEBT AND CREDIT FACILITIES

At December 31 our long-term debt consisted of the following (maturities and weighted-average interest rates at December 31, 2011):

(in millions)		2011	2010
Parent
Senior unsecured notes, maturing 2012-2039	6.28%	$4,000	$4,200
Unamortized premium and discount, net		(7)	(6)
Current portion of long-term debt		(450)	(205)
Long-term debt, net		3,543	3,989

PEC
First mortgage bonds, maturing 2013-2038	5.17%	3,025	2,525
First mortgage bonds/pollution control obligations, maturing 2017-2024	0.57%	669	669
Senior unsecured notes, maturing 2012	6.50%	500	500
Miscellaneous notes	6.00%	5	5
Unamortized premium and discount, net		(6)	(6)
Current portion of long-term debt		(500)	-
Long-term debt, net		3,693	3,693

PEF
First mortgage bonds, maturing 2013-2040	5.56%	4,100	4,100
First mortgage bonds/pollution control obligations, maturing 2018-2027	0.57%	241	241
Medium-term notes, maturing 2028	6.75%	150	150
Unamortized premium and discount, net		(9)	(9)
Current portion of long-term debt		-	(300)
Long-term debt, net		4,482	4,182
Progress Energy consolidated long-term debt, net		$11,718	$11,864

Florida Progress Funding Corporation (See Note 23)
Debt to affiliated trust, maturing 2039	7.10%	$309	$309
Unamortized premium and discount, net		(36)	(36)
Long-term debt, affiliate		$273	$273

On January 21, 2011, the Parent issued $500 million of 4.40% Senior Notes due January 15, 2021. The net proceeds of $495 million, along with available cash on hand, were used to retire the $700 million outstanding aggregate principal balance of our 7.10% Senior Notes due March 1, 2011. Accordingly, we classified $495 million of the Parent’s $700 million 7.10% Senior Notes due March 1, 2011 as long-term debt at December 31, 2010.

On July 15, 2011, PEF paid at maturity $300 million of its 6.65% First Mortgage Bonds with proceeds from short-term debt.

On August 18, 2011, PEF issued $300 million 3.10% First Mortgage Bonds due August 15, 2021. The net proceeds were used to repay a portion of outstanding short-term debt, of which $300 million was issued to repay PEF’s July 15, 2011 maturity.

On September 15, 2011, PEC issued $500 million 3.00% First Mortgage Bonds due September 15, 2021. A portion of the net proceeds was used to repay outstanding short-term debt and the remainder was used for general corporate purposes, including construction expenditures.

On January 15, 2010, the Parent paid at maturity $100 million of its Series A Floating Rate Notes with a portion of the proceeds from the $950 million of Senior Notes issued on November 19, 2009.

On March 25, 2010, PEF issued $250 million of 4.55% First Mortgage Bonds due April 1, 2020, and $350 million of 5.65% First Mortgage Bonds due April 1, 2040. Proceeds were used to repay the outstanding balance of PEF’s notes payable to affiliated companies, to repay the maturity of PEF’s $300 million 4.50% First Mortgage Bonds due June 1, 2010, and for general corporate purposes.

At December 31, 2011 and 2010, we had committed lines of credit used to support our commercial paper and other short-term borrowings. At December 31, 2011 and 2010, we had no outstanding borrowings under our revolving credit agreements (RCAs). We are required to pay fees to maintain our credit facilities.

The following tables summarize our RCAs and available capacity at December 31:

(in millions)		Total	Outstanding	Reserved(a)	Available
2011
Parent	Five-year (expiring 5/3/12)(b)	$478	$-	$252	$226
PEC	Three-year (expiring 10/15/13)	750	-	184	566
PEF	Three-year (expiring 10/15/13)	750	-	233	517
Total credit facilities		$1,978	$-	$669	$1,309

2010
Parent	Five-year (expiring 5/3/12)	$500	$-	$31	$469
PEC	Three-year (expiring 10/15/13)	750	-	-	750
PEF	Three-year (expiring 10/15/13)	750	-	-	750
Total credit facilities		$2,000	$-	$31	$1,969

(a)
To the extent amounts are reserved for commercial paper or letters of credit outstanding, they are not available for additional borrowings. At December 31, 2011 and 2010, the Parent had issued $2 million and $31 million, respectively, of letters of credit supported by the RCA. Additionally, on December 31, 2011, the Parent, PEC and PEF had $250 million, $184 million and $233 million, respectively, of outstanding commercial paper supported by the RCA.

(b)	On February 15, 2012, the Parent’s RCA was amended to extend its expiration date to May 3, 2013.

The combined RCAs of the Parent, PEC and PEF total $1.978 billion and are supported by 23 financial institutions. The RCAs are used to provide liquidity support for issuances of commercial paper and other short-term obligations, and for general corporate purposes. Fees and interest rates under the RCAs are determined based upon the respective credit ratings of the Parent’s, PEC’s and PEF’s long-term unsecured senior noncredit-enhanced debt, as rated by Moody’s Investor Services, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P). The RCAs do not include material adverse change representations for borrowings or financial covenants for interest coverage.

The Parent entered into a five-year RCA on May 3, 2006. On May 2, 2008, the expiration date of the RCA was extended to May 3, 2012. The Parent ratably reduced the size of the RCA to $500 million on October 15, 2010, and the RCA was further reduced to $478 million on May 3, 2011, following the expiration of one financial institution’s credit commitment. On February 15, 2012, the Parent’s $478 million RCA was amended to extend the expiration date from May 3, 2012, to May 3, 2013, with its existing syndicate of 14 financial institutions.

PEC and PEF entered into $750 million, three-year RCAs with a syndication of 22 financial institutions on October 15, 2010. The RCAs, which expire October 15, 2013, replaced PEC’s and PEF’s previous RCAs, which were set to expire on June 28, 2011, and March 28, 2011, respectively.

See “Covenants and Default Provisions” for additional provisions related to the RCAs.

The following table summarizes short-term debt, comprised of outstanding commercial paper and other miscellaneous short-term debt, and related weighted-average interest rates at December 31:

(in millions)	2011		2010
Parent	0.50%	$250	-%	$-
PEC	0.49	188	-	-
PEF	0.51	233	-	-
Total	0.50%	$671	-%	$-

Long-term debt maturities during the next five years are as follows:

(in millions)	Progress Energy Consolidated	PEC	PEF
2012	$950	$500	$-
2013	830	405	425
2014	300	-	-
2015	1,000	700	300
2016	300	-	-

B.	COVENANTS AND DEFAULT PROVISIONS

FINANCIAL COVENANTS

The Parent’s, PEC’s and PEF’s credit lines contain various terms and conditions that could affect the ability to borrow under these facilities. All of the credit facilities include a defined maximum total debt to total capitalization ratio (leverage). At December 31, 2011, the maximum and calculated ratios for the Progress Registrants, pursuant to the terms of the agreements, were as follows:

Company	Maximum Ratio	Actual Ratio(a)
Parent	68%	58%
PEC	65%	46%
PEF	65%	51%

(a)	Indebtedness as defined by the credit agreement includes certain letters of credit, surety bonds and guarantees not recorded on the Consolidated Balance Sheets.

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

Additionally, certain of the Parent’s long-term debt indentures contain cross-default provisions for defaults of indebtedness in excess of amounts ranging from $25 million to $50 million; these provisions apply only to other obligations of the Parent, primarily commercial paper issued by the Parent, not its subsidiaries. In the event that these indenture cross-default provisions are triggered, the debt holders could accelerate payment of approximately $4.000 billion in long-term debt. Certain agreements underlying our indebtedness also limit our ability to incur additional liens or engage in certain types of sale and leaseback transactions.

OTHER RESTRICTIONS

Neither the Parent’s Articles of Incorporation nor any of its debt obligations contain any restrictions on the payment of dividends, so long as no shares of preferred stock are outstanding. At December 31, 2011, the Parent had no shares of preferred stock outstanding. See Note 2 for information regarding restrictions on dividends relative to the Progress Energy and Duke Energy Agreement and Plan of Merger.

Certain documents restrict the payment of dividends by the Parent’s subsidiaries as outlined below.

PEC

PEC’s mortgage indenture provides that as long as any first mortgage bonds are outstanding, cash dividends and distributions on its common stock and purchases of its common stock are restricted to aggregate net income available for PEC since December 31, 1948, plus $3 million, less the amount of all preferred stock dividends and distributions, and all common stock purchases, since December 31, 1948. At December 31, 2011, none of PEC’s cash dividends or distributions on common stock was restricted.

In addition, PEC’s Articles of Incorporation provide that so long as any shares of preferred stock are outstanding, the aggregate amount of cash dividends or distributions on common stock since December 31, 1945, including the amount then proposed to be expended, shall be limited to 75 percent of the aggregate net income available for common stock if common stock equity falls below 25 percent of total capitalization, as defined by PEC’s Articles of Incorporation, and to 50 percent if common stock equity falls below 20 percent. PEC’s Articles of Incorporation also provide that cash dividends on common stock shall be limited to 75 percent of the current year’s net income available for dividends if common stock equity falls below 25 percent of total capitalization, and to 50 percent if common stock equity falls below 20 percent. At December 31, 2011, PEC’s common stock equity was approximately 57.6 percent of total capitalization. At December 31, 2011, none of PEC’s cash dividends or distributions on common stock was restricted.

PEF

PEF’s mortgage indenture provides that as long as any first mortgage bonds are outstanding, it will not pay any cash dividends upon its common stock, or make any other distribution to the stockholders, except a payment or distribution out of net income of PEF subsequent to December 31, 1943. At December 31, 2011, none of PEF’s cash dividends or distributions on common stock was restricted.

In addition, PEF’s Articles of Incorporation provide that so long as any shares of preferred stock are outstanding, no cash dividends or distributions on common stock shall be paid, if the aggregate amount thereof since April 30, 1944, including the amount then proposed to be expended, plus all other charges to retained earnings since April 30, 1944, exceeds all credits to retained earnings since April 30, 1944, plus all amounts credited to capital surplus after April 30, 1944, arising from the donation to PEF of cash or securities or transfers of amounts from retained earnings to capital surplus. PEF’s Articles of Incorporation also provide that cash dividends on common stock shall be limited to 75 percent of the current year’s net income available for dividends if common stock equity falls below 25 percent of total capitalization, as defined by PEF’s Articles of Incorporation, and to 50 percent if common stock equity falls below 20 percent. On December 31, 2011, PEF’s common stock equity was approximately 50.9 percent of total capitalization. At December 31, 2011, none of PEF’s cash dividends or distributions on common stock was restricted.

C.	COLLATERALIZED OBLIGATIONS

PEC’s and PEF’s first mortgage bonds, including pollution control obligations, are collateralized by their respective mortgage indentures. Each mortgage constitutes a first lien on substantially all of the fixed properties of the respective company, subject to certain permitted encumbrances and exceptions. Each mortgage also constitutes a lien on subsequently acquired property. At December 31, 2011, PEC and PEF had a total of $3.694 billion and $4.341 billion, respectively, of first mortgage bonds outstanding, including those related to pollution control obligations.

Each mortgage allows the issuance of additional first mortgage bonds based on property additions, retirements of first mortgage bonds and the deposit of cash if certain conditions are satisfied. Most first mortgage bond issuances by PEC and PEF require that adjusted net earnings be at least twice the annual interest requirement for bonds currently outstanding and to be outstanding. PEF’s ratio of net earnings to the annual interest requirement for bonds outstanding was below 2.0 times at December 31, 2011. PEF’s 2011 net earnings were impacted by a $288 million charge recorded in December 2011 for amounts to be refunded to customers (See Note 8C). Until this ratio, which is calculated based on results for 12 consecutive months, is above 2.0 times, PEF’s capacity to issue first mortgage bonds is limited to a portion of retired first mortgage bonds. In the event PEF’s long-term debt requirements exceed its first mortgage bond capacity, it could issue unsecured debt.

D.	GUARANTEES OF SUBSIDIARY DEBT

See Note 19 on related party transactions for a discussion of obligations guaranteed or secured by affiliates.

E.	HEDGING ACTIVITIES

We use interest rate derivatives to adjust the fixed and variable rate components of our debt portfolio and to hedge cash flow risk related to commercial paper and fixed-rate debt to be issued in the future. See Note 18 for a discussion of risk management activities and derivative transactions.

13.	INVESTMENTS

A.	INVESTMENTS

At December 31, 2011 and 2010, we had investments in various debt and equity securities, cost investments, company-owned life insurance and investments held in trust funds as follows:

	Progress Energy		PEC		PEF
(in millions)	2011	2010	2011	2010	2011	2010
Nuclear decommissioning trust (See Notes 5C and 14)	$1,647	$1,571	$1,088	$1,017	$559	$554
Equity method investments(a)	14	16	1	3	2	2
Cost investments(b)	2	5	2	4	-	-
Company-owned life insurance(c)	47	46	39	37	-	-
Benefit investment trusts(d)	176	175	105	97	37	37
Total	$1,886	$1,813	$1,235	$1,158	$598	$593

(a)
Investments in unconsolidated companies are accounted for using the equity method of accounting (See Note 1) and are included in miscellaneous other property and investments on the Consolidated Balance Sheets. These investments are primarily in limited liability corporations and limited partnerships, and the earnings from these investments are recorded on a pre-tax basis.

(b)	Investments stated principally at cost are included in miscellaneous other property and investments on the Consolidated Balance Sheets.
(c)
Investments in company-owned life insurance approximate fair value due to the nature of the investments and are included in miscellaneous other property and investments on the Consolidated Balance Sheets.

(d)
Benefit investment trusts are included in miscellaneous other property and investments on the Consolidated Balance Sheets. At December 31, 2011 and 2010, $173 million and $166 million, respectively, of investments in company-owned life insurance were held in Progress Energy’s trusts. Substantially all of PEC’s and PEF’s benefit investment trusts are invested in company-owned life insurance.

B.	IMPAIRMENT OF INVESTMENTS

Declines in fair value of available-for-sale securities to below the cost basis that are judged to be other than temporary are included in long-term regulatory assets or liabilities on the Consolidated Balance Sheets for securities held in our nuclear decommissioning trust funds and in operation and maintenance expense and other, net on the Consolidated Statements of Income for securities in our benefit investment trusts, other available-for-sale securities and equity and cost method investments. See Note 14 for additional information. There were no material other-than-temporary impairments recognized in earnings in 2011, 2010 or 2009.

14.	FAIR VALUE DISCLOSURES

A.	DEBT AND INVESTMENTS

PROGRESS ENERGY

DEBT

The carrying amount of our long-term debt, including current maturities, was $12.941 billion and $12.642 billion at December 31, 2011 and 2010, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $15.3 billion and $14.0 billion at December 31, 2011 and 2010, respectively.

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. Our available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning the Utilities’ nuclear plants (See Note 5C). NDT funds are presented on the Consolidated Balance Sheets at fair value. In addition to the NDT funds, we hold other debt investments classified as available-for-sale, which are included in miscellaneous other property and investments on the Consolidated Balance Sheets at fair value.

The following table summarizes our available-for-sale securities at December 31:

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
2011
Common stock equity	$1,033	$29	$401
Preferred stock and other equity	29	-	11
Corporate debt	86	-	6
U.S. state and municipal debt	128	2	7
U.S. and foreign government debt	284	-	18
Money market funds and other	70	-	1
Total	$1,630	$31	$444

2010
Common stock equity	$1,021	$13	$408
Preferred stock and other equity	28	-	11
Corporate debt	90	-	6
U.S. state and municipal debt	132	4	3
U.S. and foreign government debt	264	2	10
Money market funds and other	52	-	1
Total	$1,587	$19	$439

The NDT funds and other available-for-sale debt investments held in certain benefit trusts are managed by third-party investment managers who have a right to sell securities without our authorization. Net unrealized gains and losses of the NDT funds that would be recorded in earnings or other comprehensive income by a nonregulated entity are recorded as regulatory assets and liabilities pursuant to ratemaking treatment. Therefore, the preceding tables include the unrealized gains and losses for the NDT funds based on the original cost of the trust investments. All of the unrealized losses and unrealized gains for 2011 and 2010 relate to the NDT funds. There were no material unrealized losses and unrealized gains for the other available-for-sale debt securities held in benefit trusts at December 31, 2011 and 2010.

The aggregate fair value of investments that related to the December 31, 2011 and 2010 unrealized losses was $136 million and $195 million, respectively.

At December 31, 2011, the fair value of our available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$44
Due after one through five years	231
Due after five through 10 years	147
Due after 10 years	90
Total	$512

The following table presents selected information about our sales of available-for-sale securities for the years ended December 31. Realized gains and losses were determined on a specific identification basis.

(in millions)	2011	2010	2009
Proceeds	$4,640	$6,747	$2,207
Realized gains	30	21	26
Realized losses	33	27	87

Proceeds were primarily related to NDT funds. Realized gains and losses for investments in the benefit investment trusts were not material. Other securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary. At December 31, 2011 and 2010, our other securities had no investments in a continuous loss position for greater than 12 months.

PEC

DEBT

The carrying amount of PEC’s long-term debt, including current maturities, was $4.193 billion and $3.693 billion at December 31, 2011 and 2010, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $4.7 billion and $4.0 billion at December 31, 2011 and 2010, respectively.

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. PEC’s available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning PEC’s nuclear plants (See Note 5C). NDT funds are presented on the Consolidated Balance Sheets at fair value.

The following table summarizes PEC’s available-for-sale securities at December 31:

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
2011
Common stock equity	$673	$20	$255
Preferred stock and other equity	17	-	7
Corporate debt	69	-	5
U.S. state and municipal debt	56	-	3
U.S. and foreign government debt	226	-	16
Money market funds and other	60	-	1
Total	$1,101	$20	$287

2010
Common stock equity	$652	$10	$256
Preferred stock and other equity	14	-	6
Corporate debt	72	-	5
U.S. state and municipal debt	51	1	1
U.S. and foreign government debt	199	1	9
Money market funds and other	42	-	1
Total	$1,030	$12	$278

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

The aggregate fair value of investments that related to the December 31, 2011 and 2010 unrealized losses was $98 million and $104 million, respectively.

At December 31, 2011, the fair value of PEC’s available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$16
Due after one through five years	184
Due after five through 10 years	100
Due after 10 years	62
Total	$362

The following table presents selected information about PEC’s sales of available-for-sale securities for the years ended December 31. Realized gains and losses were determined on a specific identification basis.

(in millions)	2011	2010	2009
Proceeds	$496	$419	$622
Realized gains	13	10	9
Realized losses	16	19	36

PEC’s proceeds were primarily related to NDT funds. Other securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary. At December 31, 2011 and 2010, PEC did not have any other securities.

PEF

DEBT

The carrying amount of PEF’s long-term debt, including current maturities, was $4.482 billion at December 31, 2011 and 2010. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $5.4 billion and $5.0 billion at December 31, 2011 and 2010, respectively.

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. PEF’s available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning PEF’s nuclear plant (See Note 5C). The NDT funds are presented on the Balance Sheets at fair value.

The following table summarizes PEF’s available-for-sale securities at December 31:

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
2011
Common stock equity	$360	$9	$146
Preferred stock and other equity	12	-	4
Corporate debt	17	-	1
U.S. state and municipal debt	72	2	4
U.S. and foreign government debt	58	-	2
Money market funds and other	10	-	-
Total	$529	$11	$157

2010
Common stock equity	$369	$3	$152
Preferred stock and other equity	14	-	5
Corporate debt	14	-	1
U.S. state and municipal debt	81	3	2
U.S. and foreign government debt	62	1	1
Money market funds and other	10	-	-
Total	$550	$7	$161

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

The aggregate fair value of investments that related to the December 31, 2011 and 2010 unrealized losses was $38 million and $87 million, respectively.

At December 31, 2011, the fair value of PEF’s available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$28
Due after one through five years	47
Due after five through 10 years	47
Due after 10 years	28
Total	$150

The following table presents selected information about PEF’s sales of available-for-sale securities for the years ended December 31. Realized gains and losses were determined on a specific identification basis.

(in millions)	2011	2010	2009
Proceeds	$4,130	$6,170	$1,471
Realized gains	17	10	14
Realized losses	17	8	50

PEF’s proceeds were related to NDT funds. Other securities are evaluated on an individual basis to determine if a decline in fair value below the carrying value is other-than-temporary. At December 31, 2011 and 2010, PEF did not have any other securities.

B.	FAIR VALUE MEASUREMENTS

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Fair value measurements require the use of market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, corroborated by market data or generally unobservable. Valuation techniques are required to maximize the use of observable inputs and minimize the use of unobservable inputs. A midmarket pricing convention (the midpoint price between bid and ask prices) is permitted for use as a practical expedient.

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

The following tables set forth, by level within the fair value hierarchy, our and the Utilities’ financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2011 and 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement.

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

PROGRESS ENERGY
(in millions)	Level 1	Level 2	Level 3	Total
2011
Assets
Nuclear decommissioning trust funds
Common stock equity	$1,033	$-	$-	$1,033
Preferred stock and other equity	28	1	-	29
Corporate debt	-	86	-	86
U.S. state and municipal debt	-	128	-	128
U.S. and foreign government debt	87	197	-	284
Money market funds and other	-	87	-	87
Total nuclear decommissioning trust funds	1,148	499	-	1,647
Derivatives
Commodity forward contracts	-	5	-	5
Other marketable securities
Money market and other	20	-	-	20
Total assets	$1,168	$504	$-	$1,672

Liabilities
Derivatives
Commodity forward contracts	$-	$668	$24	$692
Interest rate contracts	-	93	-	93
Contingent value obligations	-	14	-	14
Total liabilities	$-	$775	$24	$799

(in millions)	Level 1	Level 2	Level 3	Total
2010
Assets
Nuclear decommissioning trust funds
Common stock equity	$1,021	$-	$-	$1,021
Preferred stock and other equity	22	6	-	28
Corporate debt	-	86	-	86
U.S. state and municipal debt	-	132	-	132
U.S. and foreign government debt	79	182	-	261
Money market funds and other	1	42	-	43
Total nuclear decommissioning trust funds	1,123	448	-	1,571
Derivatives
Commodity forward contracts	-	15	-	15
Interest rate contracts	-	4	-	4
Other marketable securities
Corporate debt	-	4	-	4
U.S. and foreign government debt	-	3	-	3
Money market and other	18	-	-	18
Total assets	$1,141	$474	$-	$1,615

Liabilities
Derivatives
Commodity forward contracts	$-	$458	$36	$494
Interest rate contracts	-	39	-	39
Contingent value obligations	-	15	-	15
Total liabilities	$-	$512	$36	$548

PEC
(in millions)	Level 1	Level 2	Level 3	Total
2011
Assets
Nuclear decommissioning trust funds
Common stock equity	$673	$-	$-	$673
Preferred stock and other equity	17	-	-	17
Corporate debt	-	69	-	69
U.S. state and municipal debt	-	56	-	56
U.S. and foreign government debt	81	145	-	226
Money market funds and other	-	47	-	47
Total nuclear decommissioning trust funds	771	317	-	1,088
Other marketable securities	6	-	-	6
Total assets	$777	$317	$-	$1,094

Liabilities
Derivatives
Commodity forward contracts	$-	$177	$24	$201
Interest rate contracts	-	47	-	47
Total liabilities	$-	$224	$24	$248

(in millions)	Level 1	Level 2	Level 3	Total
2010
Assets
Nuclear decommissioning trust funds
Common stock equity	$652	$-	$-	$652
Preferred stock and other equity	14	-	-	14
Corporate debt	-	72	-	72
U.S. state and municipal debt	-	51	-	51
U.S. and foreign government debt	76	123	-	199
Money market funds and other	1	28	-	29
Total nuclear decommissioning trust funds	743	274	-	1,017
Derivatives
Commodity forward contracts	-	2	-	2
Interest rate contracts	-	3	-	3
Other marketable securities	4	-	-	4
Total assets	$747	$279	$-	$1,026

Liabilities
Derivatives
Commodity forward contracts	$-	$87	$36	$123
Interest rate contracts	-	11	-	11
Total liabilities	$-	$98	$36	$134

PEF
(in millions)	Level 1	Level 2	Level 3	Total
2011
Assets
Nuclear decommissioning trust funds
Common stock equity	$360	$-	$-	$360
Preferred stock and other equity	11	1	-	12
Corporate debt	-	17	-	17
U.S. state and municipal debt	-	72	-	72
U.S. and foreign government debt	6	52	-	58
Money market funds and other	-	40	-	40
Total nuclear decommissioning trust funds	377	182	-	559
Derivatives
Commodity forward contracts	-	5	-	5
Other marketable securities	1	-	-	1
Total assets	$378	$187	$-	$565

Liabilities
Derivatives
Commodity forward contracts	$-	$491	$-	$491
Interest rate contracts	-	8	-	8
Total liabilities	$-	$499	$-	$499

(in millions)	Level 1	Level 2	Level 3	Total
2010
Assets
Nuclear decommissioning trust funds
Common stock equity	$369	$-	$-	$369
Preferred stock and other equity	8	6	-	14
Corporate debt	-	14	-	14
U.S. state and municipal debt	-	81	-	81
U.S. and foreign government debt	3	59	-	62
Money market funds and other	-	14	-	14
Total nuclear decommissioning trust funds	380	174	-	554
Derivatives
Commodity forward contracts	-	13	-	13
Other marketable securities	1	-	-	1
Total assets	$381	$187	$-	$568

Liabilities
Derivatives
Commodity forward contracts	$-	$371	$-	$371
Interest rate contracts	-	7	-	7
Total liabilities	$-	$378	$-	$378

The determination of the fair values in the preceding tables incorporates various factors, including risks of nonperformance by us or our counterparties. Such risks consider not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits or letters of credit), but also the impact of our and the Utilities’ credit risk on our liabilities.

Commodity forward contract derivatives and interest rate contract derivatives reflect positions held by us and the Utilities. Most over-the-counter commodity forward contract derivatives and interest rate contract derivatives are valued using financial models which utilize observable inputs for similar instruments and are classified within Level 2. Other derivatives are valued utilizing inputs that are not observable for substantially the full term of the contract, or for which the impact of the unobservable period is significant to the fair value of the derivative. Such derivatives are classified within Level 3. See Note 18 for discussion of risk management activities and derivative transactions.

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

Contingent Value Obligations (CVOs), which are derivatives, are discussed further in Note 16. At September 30, 2011, we determined the fair value of the CVOs based on the purchase price in a negotiated settlement agreement (a Level 3 input) and classified CVOs as Level 3 at that date. Prior to September 30, 2011, the CVOs were recorded at fair value based on observable prices from a less-than-active market and classified as Level 2. In November 2011, we commenced a public tender offer that expired on February 15, 2012. All CVOs not tendered as of December 31, 2011, were classified as Level 2 based on observable prices in the less-than-active market.

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

A reconciliation of changes in the fair value of our and the Utilities’ derivatives, net classified as Level 3 in the fair value hierarchy for the years ended December 31 follows:

PROGRESS ENERGY
(in millions)	2011	2010	2009
Derivatives, net at beginning of period	$36	$39	$41
Total losses (gains), realized and unrealized – commodities deferred as regulatory assets and liabilities, net	21	44	13
Repurchases of CVOs under settlement and tender offer	(60)	-	-
Transfers into Level 3 – CVOs	74	-	-
Transfers out of Level 3 – CVOs	(14)	-	-
Transfers in (out) of Level 3, net – commodities	(33)	(47)	(15)
Derivatives, net at end of period	$24	$36	$39

PEC
(in millions)	2011	2010	2009
Derivatives, net at beginning of period	$36	$27	$22
Total losses (gains), realized and unrealized – commodities deferred as regulatory assets and liabilities, net	20	27	7
Transfers in (out) of Level 3, net – commodities	(32)	(18)	(2)
Derivatives, net at end of period	$24	$36	$27

PEF
(in millions)	2011	2010	2009
Derivatives, net at beginning of period	$-	$12	$19
Total losses (gains), realized and unrealized – commodities deferred as regulatory assets and liabilities, net	1	17	6
Transfers in (out) of Level 3, net – commodities	(1)	(29)	(13)
Derivatives, net at end of period	$-	$-	$12

Substantially all unrealized gains and losses on the Utilities’ derivatives are deferred as regulatory liabilities or assets consistent with ratemaking treatment. Realized and unrealized losses on the change in fair value of our CVOs are discussed in Note 18.

15.	INCOME TAXES

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

PROGRESS ENERGY

Accumulated deferred income tax assets (liabilities) at December 31 were:

(in millions)	2011	2010
Deferred income tax assets
Derivative instruments	$309	$204
Income taxes refundable through future rates	375	271
Pension and other postretirement benefits	591	447
Other	522	501
Tax credit carry forwards	872	839
Net operating loss carry forwards	291	105
Valuation allowance	(71)	(60)
Total deferred income tax assets	2,889	2,307
Deferred income tax liabilities
Accumulated depreciation and property cost differences	(3,098)	(2,439)
Income taxes recoverable through future rates	(1,271)	(875)
Other	(303)	(386)
Total deferred income tax liabilities	(4,672)	(3,700)
Total net deferred income tax liabilities	$(1,783)	$(1,393)

The above amounts were classified on the Consolidated Balance Sheets as follows:

(in millions)	2011	2010
Current deferred income tax assets, included in deferred tax assets	$371	$156
Noncurrent deferred income tax assets, included in other assets and deferred debits	27	34
Noncurrent deferred income tax liabilities, included in noncurrent income tax liabilities	(2,181)	(1,583)
Total net deferred income tax liabilities	$(1,783)	$(1,393)

At December 31, 2011, we had the following tax credit and net operating loss carry forwards:

•	$868 million of federal alternative minimum tax credits that do not expire.
•	$4 million of federal general business credits that will expire during the period 2028 through 2031.
•
$623 million of gross federal net operating loss carry forwards that will expire during 2031. $14 million of the gross federal net operating loss carry forward is related to excess tax deductions resulting from stock-based compensation plans. The tax benefit from the utilization of this portion of the federal net operating loss carry forward will be recorded as a credit to common stock when realized.

•	$1.9 billion of gross state net operating loss carry forwards that will expire during the period 2012 through 2031.

Valuation allowances have been established due to the uncertainty of realizing certain future state tax benefits. We had a net increase of $11 million in our deferred income tax assets and valuation allowances during 2011 related to prior year state net operating loss carry forwards at Progress Fuels Corporation.

We believe it is more likely than not that the results of future operations will generate sufficient taxable income to allow for the utilization of the remaining deferred tax assets.

Certain substantial changes in ownership of Progress Energy, including the proposed merger between Progress Energy and Duke Energy (See Note 2), can impact the timing of the utilization of tax credit carry forwards and net operating loss carry forwards.

Reconciliations of our effective income tax rate to the statutory federal income tax rate for the years ended December 31 follow:

	2011	2010	2009
Effective income tax rate	35.6%	38.3%	32.1%
State income taxes, net of federal benefit	(4.3)	(4.3)	(3.7)
Investment tax credit amortization	0.8	0.5	0.8
Employee stock ownership plan dividends	1.4	0.9	1.0
Domestic manufacturing deduction	-	-	0.8
AFUDC equity	2.6	1.4	2.2
Other differences, net	(1.1)	(1.8)	1.8
Statutory federal income tax rate	35.0%	35.0%	35.0%

Income tax expense applicable to continuing operations for the years ended December 31 was comprised of:

(in millions)	2011	2010	2009
Current
Federal	$(91)	$(46)	$227
State	29	(13)	41
Total current income tax expense (benefit)	(62)	(59)	268
Deferred
Federal	578	542	114
State	27	100	25
Total deferred income tax expense	605	642	139
Investment tax credit	(7)	(7)	(10)
Net operating loss carry forward	(213)	(37)	-
Total income tax expense	$323	$539	$397

Total income tax expense applicable to continuing operations excluded the following:

•	Taxes related to discontinued operations recorded net of tax for 2011, 2010 and 2009, which are presented separately in Note 4A.
•	Taxes related to other comprehensive income recorded net of tax for 2011, 2010 and 2009, which are presented separately on the Consolidated Statements of Comprehensive Income.
•
An immaterial amount of current tax benefit, which was recorded in common stock during 2010, related to excess tax deductions resulting from vesting of restricted stock awards, vesting of RSUs, vesting of stock-settled PSSP awards and exercises of nonqualified stock options pursuant to the terms of our EIP. No net current tax benefit was recorded in common stock during 2011 and 2009.

At December 31, 2011, 2010 and 2009, our liability for unrecognized tax benefits was $173 million, $176 million and $160 million, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for income from continuing operations was $6 million, $8 million and $9 million at December 31, 2011, 2010 and 2009, respectively. The following table presents the changes to unrecognized tax benefits during the years ended December 31:

(in millions)	2011	2010	2009
Unrecognized tax benefits at beginning of period	$176	$160	$104
Gross amounts of increases as a result of tax positions taken in a prior period	88	10	11
Gross amounts of decreases as a result of tax positions taken in a prior period	(24)	(4)	(3)
Gross amounts of increases as a result of tax positions taken in the current period	9	14	52
Gross amounts of decreases as a result of tax positions taken in the current period	(8)	(4)	(4)
Amounts of net decreases relating to settlements with taxing authorities	(68)	-	-
Unrecognized tax benefits at end of period	$173	$176	$160

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Our federal tax years are open for examination from 2007 forward, and our open state tax years in our major jurisdictions generally are from 2003 forward. In 2011, the IRS completed its examination of the 2004 and 2005 tax years. It is reasonably possible that unrecognized tax benefits will decrease by approximately $25 million during the 12-month period ending December 31, 2012, due to IRS review of open tax years. Any potential decrease will not have a material impact on our results of operations.

We include interest expense related to unrecognized tax benefits in net interest charges and we include penalties in other, net on the Consolidated Statements of Income. During 2011, 2010 and 2009, the net interest (benefit) expense related to unrecognized tax benefits was $(24) million, $9 million and $9 million, respectively, of which a respective $(22) million, $5 million and $5 million (benefit) expense component was deferred as a regulatory asset by PEF, which is amortized as a charge to interest expense over a three-year period or less. During 2011, PEF charged the unamortized balance of the regulatory asset to interest expense. During 2011, 2010 and 2009, there were no penalties related to unrecognized tax benefits. At December 31, 2011, 2010 and 2009, we accrued $21 million, $45 million and $36 million, respectively, for interest and penalties, which were included in interest accrued and other liabilities and deferred credits on the Consolidated Balance Sheets.

PEC

Accumulated deferred income tax assets (liabilities) at December 31 were:

(in millions)	2011	2010
Deferred income tax assets
ARO liability	$101	$103
Derivative instruments	96	49
Income taxes refundable through future rates	142	142
Pension and other postretirement benefits	244	180
Other	168	158
Tax credit carry forwards	3	-
Net operating loss carry forwards	54	-
Total deferred income tax assets	808	632
Deferred income tax liabilities
Accumulated depreciation and property cost differences	(1,908)	(1,552)
Income taxes recoverable through future rates	(541)	(421)
Investments	(103)	(104)
Other	(17)	(35)
Total deferred income tax liabilities	(2,569)	(2,112)
Total net deferred income tax liabilities	$(1,761)	$(1,480)

The above amounts were classified on the Consolidated Balance Sheets as follows:

(in millions)	2011	2010
Current deferred income tax assets, included in deferred tax assets	$142	$65
Noncurrent deferred income tax liabilities, included in noncurrent income tax liabilities	(1,903)	(1,545)
Total net deferred income tax liabilities	$(1,761)	$(1,480)

At December 31, 2011, PEC had the following tax credit and net operating loss carry forwards:

•	$3 million of federal general business credits that will expire during the period 2028 through 2031.
•
$161 million of gross federal net operating loss carry forwards that will expire during 2031. $6 million of the gross federal net operating loss carry forward is related to excess tax deductions resulting from stock-based compensation plans. The tax benefit from the utilization of this portion of the federal net operating loss carry forward will be recorded as a credit to common stock when realized.

•	$1 million of gross state net operating loss carry forwards that will expire during the period 2012 through 2030.

Reconciliations of PEC’s effective income tax rate to the statutory federal income tax rate for the years ended December 31 follow:

	2011	2010	2009
Effective income tax rate	33.2%	36.8%	35.0%
State income taxes, net of federal benefit	(2.3)	(3.2)	(2.8)
Investment tax credit amortization	0.7	0.6	0.7
Domestic manufacturing deduction	-	0.4	0.9
AFUDC equity	2.2	1.5	0.6
Other differences, net	1.2	(1.1)	0.6
Statutory federal income tax rate	35.0%	35.0%	35.0%

Income tax expense for the years ended December 31 was comprised of:

(in millions)	2011	2010	2009
Current
Federal	$(27)	$73	$192
State	21	(8)	21
Total current income tax expense (benefit)	(6)	65	213
Deferred
Federal	316	238	57
State	6	53	13
Total deferred income tax expense	322	291	70
Investment tax credit	(6)	(6)	(6)
Net operating loss carry forward	(54)	-	-
Total income tax expense	$256	$350	$277

Total income tax expense excluded taxes related to other comprehensive income recorded net of tax for 2011, 2010 and 2009, which are presented separately on the Consolidated Statements of Comprehensive Income.

PEC and each of its wholly owned subsidiaries have entered into the Tax Agreement with the Parent (See Note 1D). PEC’s intercompany tax receivable was approximately $4 million and $78 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, 2010 and 2009, PEC’s liability for unrecognized tax benefits was $73 million, $74 million and $59 million, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for income from continuing operations was $1 million, $4 million and $5 million at December 31, 2011, 2010 and 2009, respectively. The following table presents the changes to unrecognized tax benefits during the years ended December 31:

(in millions)	2011	2010	2009
Unrecognized tax benefits at beginning of period	$74	$59	$38
Gross amounts of increases as a result of tax positions taken in a prior period	19	8	6
Gross amounts of decreases as a result of tax positions taken in a prior period	(14)	(2)	(2)
Gross amounts of increases as a result of tax positions taken in the current period	8	10	17
Gross amounts of decreases as a result of tax positions taken in the current period	(4)	(1)	-
Amounts of net decreases relating to settlements with taxing authorities	(10)	-	-
Unrecognized tax benefits at end of period	$73	$74	$59

We file consolidated federal and state income tax returns that include PEC. In addition, PEC files stand-alone tax returns in various state jurisdictions. PEC’s open federal tax years are from 2007 forward, and PEC’s open state tax years in our major jurisdictions generally are from 2003 forward. In 2011, the IRS completed its examination of the 2004 and 2005 tax years. PEC is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the 12-month period ending December 31, 2012.

PEC includes interest expense related to unrecognized tax benefits in net interest charges and we include penalties in other, net on the Consolidated Statements of Income. During 2011, 2010 and 2009, the interest (benefit) expense recorded related to unrecognized tax benefits was $(6) million, $4 million and $3 million, respectively. During 2011, 2010 and 2009, there were no penalties related to unrecognized tax benefits. At December 31, 2011, 2010 and 2009, we accrued $8 million, $14 million and $10 million, respectively, for interest and penalties, which were included in interest accrued and other liabilities and deferred credits on the Consolidated Balance Sheets.

PEF

Accumulated deferred income tax assets (liabilities) at December 31 were:

(in millions)	2011	2010
Deferred income tax assets
Derivative instruments	$198	$145
Income taxes refundable through future rates	198	93
Pension and other postretirement benefits	224	170
Reserve for storm damage	52	52
Unbilled revenue	39	61
Other	101	82
Tax credit carry forwards	1	3
Net operating loss carry forwards	41	9
Total deferred income tax assets	854	615
Deferred income tax liabilities
Accumulated depreciation and property cost differences	(1,180)	(874)
Deferred fuel recovery	(40)	(65)
Deferred nuclear cost recovery	(68)	(94)
Income taxes recoverable through future rates	(685)	(454)
Investments	(56)	(60)
Other	(12)	(18)
Total deferred income tax liabilities	(2,041)	(1,565)
Total net deferred income tax liabilities	$(1,187)	$(950)

The above amounts were classified on the Balance Sheets as follows:

(in millions)	2011	2010
Current deferred income tax assets, included in deferred tax assets	$138	$77
Noncurrent deferred income tax liabilities, included in noncurrent income tax liabilities	(1,325)	(1,027)
Total net deferred income tax liabilities	$(1,187)	$(950)

At December 31, 2011, PEF had the following tax credit and net operating loss carry forwards:

•	$1 million of federal general business credits that will expire during the period 2029 through 2031.
•
$120 million of gross federal net operating loss carry forwards that will expire during 2031. $3 million of the gross federal net operating loss carry forward is related to excess tax deductions resulting from stock-based compensation plans. The tax benefit from the utilization of this portion of the federal net operating loss carry forward will be recorded as a credit to common stock when realized.

Reconciliations of PEF’s effective income tax rate to the statutory federal income tax rate for the years ended December 31 follow:

	2011	2010	2009
Effective income tax rate	36.3%	37.9%	31.1%
State income taxes, net of federal benefit	(3.5)	(3.2)	(3.0)
Investment tax credit amortization	0.3	0.2	0.7
Domestic manufacturing deduction	-	-	0.8
AFUDC equity	1.4	0.8	3.4
Other differences, net	0.5	(0.7)	2.0
Statutory federal income tax rate	35.0%	35.0%	35.0%

Income tax expense for the years ended December 31 was comprised of:

(in millions)	2011	2010	2009
Current
Federal	$(60)	$(44)	$125
State	5	(4)	20
Total current income tax expense (benefit)	(55)	(48)	145
Deferred
Federal	255	293	57
State	22	41	11
Total deferred income tax expense	277	334	68
Investment tax credit	(1)	(1)	(4)
Net operating loss carry forward	(41)	(9)	-
Total income tax expense	$180	$276	$209

Total income tax expense excluded the following:

•	Taxes related to other comprehensive income recorded net of tax for 2011, 2010 and 2009, which are presented separately on the Statements of Comprehensive Income.
•
An immaterial amount of current tax benefit, which was recorded in common stock during 2010, related to excess tax deductions resulting from vesting of restricted stock awards, vesting of RSUs, vesting of stock-settled PSSP awards and exercises of nonqualified stock options pursuant to the terms of our EIP. No net current tax benefit was recorded in common stock during 2011 and 2009.

PEF has entered into the Tax Agreement with the Parent (See Note 1D). PEF’s intercompany tax receivable was approximately $23 million and $71 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, 2010 and 2009, PEF’s liability for unrecognized tax benefits was $80 million, $99 million and $98 million, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for income from continuing operations was $1 million, $2 million and $3 million at December 31, 2011, 2010 and 2009, respectively. The following table presents the changes to unrecognized tax benefits during the years ended December 31:

(in millions)	2011	2010	2009
Unrecognized tax benefits at beginning of period	$99	$98	$62
Gross amounts of increases as a result of tax positions taken in a prior period	66	2	5
Gross amounts of decreases as a result of tax positions taken in a prior period	(21)	(1)	(1)
Gross amounts of increases as a result of tax positions taken in the current period	1	3	35
Gross amounts of decreases as a result of tax positions taken in the current period	(4)	(3)	(3)
Amounts of net decreases relating to settlements with taxing authorities	(61)	-	-
Unrecognized tax benefits at end of period	$80	$99	$98

We file consolidated federal and state income tax returns that include PEF. PEF’s open federal tax years are from 2007 forward, and PEF’s open state tax years generally are from 2003 forward. In 2011, the IRS completed its examination of the 2004 and 2005 tax years. It is reasonably possible that unrecognized tax benefits will decrease by approximately $20 million during the 12-month period ending December 31, 2012, due to IRS review of open tax years. Any potential decrease will not have a material impact on our results of operations.

Pursuant to a regulatory order, PEF records interest expense related to unrecognized tax benefits as a regulatory asset, which is amortized over a three-year period or less, with the amortization included in net interest charges on the Statements of Income. Penalties are included in other, net on the Statements of Income. During 2011, 2010 and 2009, interest (benefit) expense recorded as a regulatory asset was $(22) million, $5 million and $5 million, respectively, and there were no penalties recorded related to unrecognized tax benefits. During 2011, PEF charged the unamortized balance of the regulatory asset to interest expense. At December 31, 2011, 2010 and 2009, PEF accrued $7 million, $29 million and $24 million, respectively, for interest and penalties, which were included in prepayments and other current assets and other liabilities and deferred credits on the Balance Sheets.

16.	CONTINGENT VALUE OBLIGATIONS

In connection with the acquisition of Florida Progress during 2000, the Parent issued 98.6 million CVOs. Each CVO represents the right of the holder to receive contingent payments based on the performance of four coal-based solid synthetic fuels limited liability companies, three of which were wholly owned (Earthco), purchased by subsidiaries of Florida Progress in October 1999. All of our synthetic fuels businesses were abandoned and all operations ceased as of December 31, 2007 (See Note 4A). The payments are based on the net after-tax cash flows the facilities generated. We make deposits into a CVO trust for estimated contingent payments due to CVO holders based on the results of operations and the utilization of tax credits. The balance of the CVO trust at December 31, 2011 and 2010, was $11 million and is included in other assets and deferred debits on the Consolidated Balance Sheets. Future payments from the trust to CVO holders will not be made until certain conditions are satisfied and will include principal and interest earned during the investment period net of expenses deducted. Interest earned on the payments held in trust for 2011 and 2010 was insignificant.

On June 10, 2011, Davidson Kempner Partners, M.H. Davidson & Co., Davidson Kempner Institutional Partners, L.P., and Davidson Kempner International, Ltd. (jointly, Davidson Kempner) filed a lawsuit against us (see Note 22D) related to their ownership of CVOs. On October 3, 2011, we entered a settlement agreement and release with Davidson Kempner under which the parties mutually released all claims related to the CVOs and we purchased all of Davidson Kempner’s CVOs at a negotiated purchase price of $0.75 per CVO. In November 2011, we also commenced a tender offer for all remaining outstanding CVOs at the same purchase price. The tender offer expired on February 15, 2012, and as a result, 83.4 million CVOs were repurchased through the settlement agreement or through the tender offer. The CVOs are derivatives and are recorded at fair value. At September 30, 2011, the purchase price included in the settlement agreement and subsequent tender offer represented the fair value of the CVOs. Prior to September 30, 2011, and at December 31, 2011, the CVOs were recorded at fair value based on observable prices from a less-than-active market (see Note 14). A pre-tax loss of $59 million from the changes in fair value during 2011 is recorded in other, net on the Consolidated Statements of Income. At December 31, 2011, the CVO liability included in other current liabilities on our Consolidated Balance Sheets was $14 million based on the 18.5 million outstanding CVOs not held by the Parent. At December 31, 2010, the CVO liability included in other liabilities and deferred credits on our Consolidated Balance Sheets was $15 million based on the 98.6 million CVOs outstanding.

17.	BENEFIT PLANS

A.	POSTRETIREMENT BENEFITS

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

PROGRESS ENERGY
	Pension Benefits			OPEB
(in millions)	2011	2010	2009	2011	2010	2009
Service cost	$53	$48	$42	$11	$16	$7
Interest cost	141	140	138	41	45	31
Expected return on plan assets	(182)	(157)	(133)	(2)	(4)	(4)
Amortization of actuarial loss(a)	69	51	54	12	13	1
Other amortization, net (a)	7	6	6	5	5	5
Net periodic cost before deferral(b)	$88	$88	$107	$67	$75	$40

(a)	Adjusted to reflect PEF’s rate treatment (See Note 17B).
(b)
PEF received permission from the FPSC to defer the retail portion of certain 2009 pension expense. The FPSC order did not change the total net periodic pension cost, but deferred a portion of the costs to be recovered in future periods. During 2009, PEF deferred $34 million of net periodic pension costs as a regulatory asset. See Note 8C.

PEC
	Pension Benefits			OPEB
(in millions)	2011	2010	2009	2011	2010	2009
Service cost	$21	$19	$18	$5	$5	$5
Interest cost	63	64	64	20	20	16
Expected return on plan assets	(91)	(77)	(67)	-	(2)	(2)
Amortization of actuarial loss	26	16	11	5	4	-
Other amortization, net	5	6	6	1	1	1
Net periodic cost	$24	$28	$32	$31	$28	$20

PEF
	Pension Benefits			OPEB
(in millions)	2011	2010	2009	2011	2010	2009
Service cost	$25	$22	$19	$5	$10	$2
Interest cost	59	59	56	18	22	13
Expected return on plan assets	(78)	(68)	(56)	(2)	(2)	(1)
Amortization of actuarial loss	33	31	38	7	9	-
Other amortization, net	-	-	-	4	4	3
Net periodic cost before deferral(a)	$39	$44	$57	$32	$43	$17

(a)
PEF received permission from the FPSC to defer the retail portion of certain 2009 pension expense. The FPSC order did not change the total net periodic pension cost, but deferred a portion of the costs to be recovered in future periods. During 2009, PEF deferred $34 million of net periodic pension costs as a regulatory asset. See Note 8C.

The following tables provide a summary of amounts recognized in other comprehensive income and other comprehensive income reclassification adjustments for amounts included in net income for 2011, 2010 and 2009. The tables also include comparable items that affected regulatory assets. Amounts that would otherwise be recorded in other comprehensive income are recorded as adjustments to regulatory assets consistent with the recovery of the related costs through the ratemaking process.

PROGRESS ENERGY
	Pension Benefits			OPEB
(in millions)	2011	2010	2009	2011	2010	2009
Other comprehensive income (loss)
Recognized for the year
Net actuarial (loss) gain	$(20)	$(11)	$(1)	$(2)	$(10)	$4
Regulatory asset adjustment	84	-	-	(4)	-	-
Reclassification adjustments
Net actuarial loss	10	4	5	-	-	1
Other, net	2	-	-	-	-	1
Regulatory asset (increase) decrease
Recognized for the year
Net actuarial (loss) gain	(307)	(65)	10	(95)	(164)	64
Reclassification adjustment	(84)	-	-	4	-	-
Other, net	-	-	(3)	-	-	-
Amortized to income(a)
Net actuarial loss	59	47	49	12	13	-
Other, net	5	6	6	5	5	4

(a)
These amounts were amortized as a component of net periodic cost, as reflected in the previous net periodic cost table. Refer to that table for information regarding the deferral of a portion of net periodic pension cost.

PEC
	Pension Benefits			OPEB
(in millions)	2011	2010	2009	2011	2010	2009
Regulatory asset (increase) decrease
Recognized for the year
Net actuarial (loss) gain	$(134)	$(24)	$(14)	$(49)	$(64)	$38
Other, net	-	-	(2)	-	-	-
Amortized to income
Net actuarial loss	26	16	11	5	4	-
Other, net	5	6	6	1	1	1

PEF
	Pension Benefits			OPEB
(in millions)	2011	2010	2009	2011	2010	2009
Regulatory asset (increase) decrease
Recognized for the year
Net actuarial (loss) gain	$(147)	$(41)	$24	$(39)	$(100)	$26
Other, net	-	-	(1)	-	-	-
Amortized to income(a)
Net actuarial loss	33	31	38	7	9	-
Other, net	-	-	-	4	4	3

(a)
These amounts were amortized as a component of net periodic cost, as reflected in the previous net periodic cost table. Refer to that table for information regarding the deferral of a portion of net periodic pension cost.

The following weighted-average actuarial assumptions were used by Progress Energy in the calculation of its net periodic cost:

	Pension Benefits			OPEB
	2011	2010	2009	2011	2010	2009
Discount rate	5.60%	6.00%	6.30%	5.70%	6.05%	6.20%
Rate of increase in future compensation
Bargaining	4.50%	4.50%	4.25%	-	-	-
Supplementary plans	5.25%	5.25%	5.25%	-	-	-
Expected long-term rate of return on plan assets	8.50%	8.75%	8.75%	5.00%	6.60%	6.80%

The weighted-average actuarial assumptions used by PEC and PEF were not materially different from the assumptions above, as applicable, except that the expected long-term rate of return on OPEB plan assets was 5.00% for PEF for all years presented and for PEC was 8.75% for 2010 and 2009. PEC held no OPEB plan assets during 2011.

The expected long-term rates of return on plan assets were determined by considering long-term projected returns based on the plans’ target asset allocations. Specifically, return rates were developed for each major asset class and weighted based on the target asset allocations. The projected returns were benchmarked against historical returns for reasonableness. We decreased our expected long-term rate of return on pension assets by 0.25% in 2011, primarily due to a shift in our investment strategy. See the “Assets of Benefit Plans” section below for additional information regarding our investment policies and strategies.

BENEFIT OBLIGATIONS AND ACCRUED COSTS

GAAP requires us to recognize in our statement of financial condition the funded status of our pension and other postretirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation as of the end of the fiscal year.

Reconciliations of the changes in the Progress Registrants’ benefit obligations and the funded status as of December 31, 2011 and 2010 are presented in the tables below, with each table followed by related supplementary information.

PROGRESS ENERGY
	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Projected benefit obligation at January 1	$2,609	$2,422	$733	$543
Service cost	53	48	11	16
Interest cost	141	140	41	45
Settlements	(6)	-	-	-
Benefit payments	(129)	(129)	(42)	(44)
Plan amendment	-	1	-	-
Actuarial loss	238	127	98	173
Obligation at December 31	2,906	2,609	841	733
Fair value of plan assets at December 31	2,191	1,891	37	33
Funded status	$(715)	$(718)	$(804)	$(700)

All defined benefit pension plans had accumulated benefit obligations in excess of plan assets, with projected benefit obligations totaling $2.906 billion and $2.609 billion at December 31, 2011 and 2010, respectively. Those plans had accumulated benefit obligations totaling $2.854 billion and $2.563 billion at December 31, 2011 and 2010, respectively, and plan assets of $2.191 billion and $1.891 billion at December 31, 2011 and 2010, respectively.

The accrued benefit costs reflected in the Consolidated Balance Sheets at December 31 were as follows:

	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Current liabilities	$(10)	$(10)	$(22)	$(22)
Noncurrent liabilities	(705)	(708)	(782)	(678)
Funded status	$(715)	$(718)	$(804)	$(700)

The following table provides a summary of amounts not yet recognized as a component of net periodic cost at December 31:

	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Recognized in accumulated other comprehensive loss
Net actuarial loss	$34	$90	$-	$5
Other, net	2	9	-	1
Recognized in regulatory assets, net
Net actuarial loss	1,139	824	274	183
Other, net	56	55	3	9
Total not yet recognized as a component of net periodic cost(a)	$1,231	$978	$277	$198

(a)	All components are adjusted to reflect PEF's rate treatment (See Note 17B).

The following table presents the amounts we expect to recognize as components of net periodic cost in 2012:

(in millions)	Pension Benefits	OPEB
Amortization of actuarial loss(a)	$91	$23
Amortization of other, net(a)	9	4

(a)	Adjusted to reflect PEF’s rate treatment (See Note 17B).

PEC
	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Projected benefit obligation at January 1	$1,188	$1,120	$352	$282
Service cost	21	19	5	5
Interest cost	63	64	20	20
Benefit payments	(56)	(56)	(19)	(19)
Actuarial loss	86	41	49	64
Obligation at December 31	1,302	1,188	407	352
Fair value of plan assets at December 31	1,091	884	-	-
Funded status	$(211)	$(304)	$(407)	$(352)

All defined benefit pension plans had accumulated benefit obligations in excess of plan assets, with projected benefit obligations totaling $1.302 billion and $1.188 billion at December 31, 2011 and 2010, respectively. Those plans had accumulated benefit obligations totaling $1.297 billion and $1.184 billion at December 31, 2011 and 2010, respectively, and plan assets of $1.091 billion and $884 million at December 31, 2011 and 2010, respectively.

The accrued benefit costs reflected on the Balance Sheets at December 31 were as follows:

	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Current liabilities	$(2)	$(2)	$(19)	$(19)
Noncurrent liabilities	(209)	(302)	(388)	(333)
Funded status	$(211)	$(304)	$(407)	$(352)

The table below provides a summary of amounts not yet recognized as a component of net periodic cost at December 31:

	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Recognized in regulatory assets
Net actuarial loss	$527	$418	$121	$76
Other, net	43	49	-	2
Total not yet recognized as a component of net periodic cost	$570	$467	$121	$78

The following table presents the amounts PEC expects to recognize as components of net periodic cost in 2012:

(in millions)	Pension Benefits	OPEB
Amortization of actuarial loss	$37	$11
Amortization of other, net	8	-

PEF
	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Projected benefit obligation at January 1	$1,087	$992	$326	$219
Service cost	25	22	5	10
Interest cost	59	59	18	22
Plan amendment	-	1	-	-
Benefit payments	(58)	(58)	(21)	(23)
Actuarial loss	110	71	40	98
Obligation at December 31	1,223	1,087	368	326
Fair value of plan assets at December 31	969	871	37	33
Funded status	$(254)	$(216)	$(331)	$(293)

All defined benefit pension plans had accumulated benefit obligations in excess of plan assets, with projected benefit obligations totaling $1.223 billion and $1.087 billion at December 31, 2011 and 2010, respectively. Those plans had accumulated benefit obligations totaling $1.184 billion and $1.049 billion at December 31, 2011 and 2010, respectively, and plan assets of $969 million and $871 million at December 31, 2011 and 2010, respectively.

The accrued benefit costs reflected in the Balance Sheets at December 31 were as follows:

	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Current liabilities	$(3)	$(3)	$-	$-
Noncurrent liabilities	(251)	(213)	(331)	(293)
Funded status	$(254)	$(216)	$(331)	$(293)

The following table provides a summary of amounts not yet recognized as a component of net periodic cost at December 31.

	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Recognized in regulatory assets, net
Net actuarial loss	$520	$406	$139	$107
Other, net	6	6	3	7
Total not yet recognized as a component of net periodic cost	$526	$412	$142	$114

The following table presents the amounts PEF expects to recognize as components of net periodic cost in 2012:

(in millions)	Pension Benefits	OPEB
Amortization of actuarial loss	$45	$12
Amortization of other, net	-	3

The following weighted-average actuarial assumptions were used in the calculation of our year-end obligations:

	Pension Benefits		OPEB
	2011	2010	2011	2010
Discount rate	4.75%	5.65%	4.85%	5.75%
Rate of increase in future compensation
Bargaining	4.00%	4.50%	-	-
Supplementary plans	5.25%	5.25%	-	-
Initial medical cost trend rate for pre-Medicare Act benefits	-	-	8.75%	8.50%
Initial medical cost trend rate for post-Medicare Act benefits	-	-	8.75%	8.50%
Ultimate medical cost trend rate	-	-	5.00%	5.00%
Year ultimate medical cost trend rate is achieved	-	-	2020	2017

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

	Progress Energy	PEC	PEF
1 percent increase in medical cost trend rate
Effect on total of service and interest cost	$3	$1	$1
Effect on postretirement benefit obligation	43	21	19
1 percent decrease in medical cost trend rate
Effect on total of service and interest cost	(2)	(1)	(1)
Effect on postretirement benefit obligation	(31)	(15)	(14)

ASSETS OF BENEFIT PLANS

In the plan asset reconciliation tables that follow, our, PEC’s and PEF’s employer contributions to qualified plans for 2011 include contributions directly to pension plan assets of $334 million, $217 million and $112 million, respectively, and for 2010 include contributions directly to pension plan assets of $129 million, $95 million and $34 million, respectively. Substantially all of the remaining employer contributions represent benefit payments made directly from the Progress Registrants’ assets. The OPEB benefit payments presented in the plan asset reconciliation tables that follow represent the cost after participant contributions. Participant contributions represent approximately 16 percent of gross benefit payments for Progress Energy, 21 percent for PEC and 12 percent for PEF. The OPEB benefit payments are also reduced by prescription drug-related federal subsidies received. In 2011, the subsidies totaled $5 million for us, $2 million for PEC and $2 million for PEF. In 2010, the subsidies totaled $3 million for us, $1 million for PEC and $2 million for PEF.

Reconciliations of the fair value of plan assets at December 31 follow:

PROGRESS ENERGY
	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Fair value of plan assets January 1	$1,891	$1,673	$33	$55
Actual return on plan assets	91	208	3	2
Benefit payments, including settlements	(135)	(129)	(42)	(44)
Employer contributions	344	139	43	20
Fair value of plan assets at December 31	$2,191	$1,891	$37	$33

PEC
	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Fair value of plan assets January 1	$884	$749	$-	$21
Actual return on plan assets	44	94	-	2
Benefit payments	(56)	(56)	(19)	(19)
Employer contributions (reimbursements)	219	97	19	(4)
Fair value of plan assets at December 31	$1,091	$884	$-	$-

PEF
	Pension Benefits		OPEB
(in millions)	2011	2010	2011	2010
Fair value of plan assets January 1	$871	$794	$33	$32
Actual return on plan assets	41	98	4	1
Benefit payments	(58)	(58)	(21)	(23)
Employer contributions	115	37	21	23
Fair value of plan assets at December 31	$969	$871	$37	$33

The Progress Registrants’ primary objectives when setting investment policies and strategies are to manage the assets of the pension plan to ensure that sufficient funds are available at all times to finance promised benefits and to invest the funds such that contributions are minimized, within acceptable risk limits. We periodically perform studies to analyze various aspects of our pension plans including asset allocations, expected portfolio return, pension contributions and net funded status. One of our key investment objectives is to achieve a rate of return significantly in excess of the discount rate used to measure the plan liabilities over the long term. As of December 31, 2011, the target pension asset allocations are 29 percent domestic equity, 19 percent international equity, 35 percent domestic fixed income, 10 percent private equity and timber and 7 percent absolute return hedge funds. Tactical shifts (plus or minus 5 percent) in asset allocation from the target allocations are made based on the near-term view of the risk and return tradeoffs of the asset classes. Domestic equity includes investments across large, medium and small capitalized domestic stocks, using investment managers with value, growth and core-based investment strategies and includes both long only and long/short equity managers. International equity includes investments in foreign stocks in both developed and emerging market countries, using a mix of value and growth-based investment strategies and includes both long only and long/short equity managers. Domestic fixed income primarily includes domestic investment grade long duration fixed income investments. OPEB plan assets, representing all PEF’s OPEB plan assets, are invested in domestic governmental securities.

PROGRESS ENERGY

The following table sets forth by level within the fair value hierarchy our pension plan assets at December 31, 2011 and 2010. See Note 14 for detailed information regarding the fair value hierarchy.

	Pension Benefit Plan Assets
(in millions)	Level 1	Level 2	Level 3	Total
2011
Assets
Cash and cash equivalents	$82	$33	$-	$115
International equity securities	47	-	-	47
Domestic equity securities	266	-	-	266
Private equity securities	-	-	153	153
Corporate bonds	-	407	-	407
U.S. state and municipal debt	-	42	-	42
U.S. and foreign government debt	247	102	-	349
Commingled funds	-	490	-	490
Hedge funds	-	159	147	306
Timber investments	-	-	11	11
Other investments	-	5	-	5
Fair value of plan assets	$642	$1,238	$311	$2,191

	Pension Benefit Plan Assets
(in millions)	Level 1	Level 2	Level 3	Total
2010
Assets
Cash and cash equivalents	$-	$94	$-	$94
International equity securities	40	-	-	40
Domestic equity securities	286	-	-	286
Private equity securities	-	-	147	147
Corporate bonds	-	216	-	216
U.S. state and municipal debt	-	19	-	19
U.S. and foreign government debt	144	30	-	174
Commingled funds	-	847	-	847
Hedge funds	-	51	2	53
Timber investments	-	-	11	11
Other investments	-	4	-	4
Fair value of plan assets	$470	$1,261	$160	$1,891

Our other postretirement benefit plan assets had a fair value of $37 million and $33 million, which consisted of U.S. state and municipal assets classified as Level 2 in the fair value hierarchy at December 31, 2011, and December 31, 2010, respectively.

A reconciliation of changes in the fair value of our pension plan assets classified as Level 3 in the fair value hierarchy for the years ended December 31 follows:

(in millions)	Private Equity Securities	Hedge Funds	Timber Investments	Total
2011
Balance at January 1	$147	$2	$11	$160
Net realized and unrealized gains (a)	-	4	1	5
Transfers in	-	52	-	52
Purchases, sales and distributions, net	6	89	(1)	94
Balance at December 31	$153	$147	$11	$311

(in millions)	Private Equity Securities	Hedge Funds	Timber Investments	Total
2010
Balance at January 1	$122	$2	$14	$138
Net realized and unrealized gains (losses)(a)	7	-	(2)	5
Purchases, sales and distributions, net	18	-	(1)	17
Balance at December 31	$147	$2	$11	$160

(a)	Substantially all amounts relate to investments held at December 31.

PEC

The following table sets forth by level within the fair value hierarchy PEC’s pension plan assets at December 31, 2011 and 2010. See Note 14 for detailed information regarding the fair value hierarchy.

	Pension Benefit Plan Assets
(in millions)	Level 1	Level 2	Level 3	Total
2011
Assets
Cash and cash equivalents	$41	$16	$-	$57
International equity securities	24	-	-	24
Domestic equity securities	133	-	-	133
Private equity securities	-	-	76	76
Corporate bonds	-	203	-	203
U.S. state and municipal debt	-	21	-	21
U.S. and foreign government debt	123	51	-	174
Commingled funds	-	244	-	244
Hedge funds	-	79	73	152
Timber investments	-	-	5	5
Other investments	-	2	-	2
Fair value of plan assets	$321	$616	$154	$1,091

	Pension Benefit Plan Assets
(in millions)	Level 1	Level 2	Level 3	Total
2010
Assets
Cash and cash equivalents	$-	$44	$-	$44
International equity securities	19	-	-	19
Domestic equity securities	134	-	-	134
Private equity securities	-	-	69	69
Corporate bonds	-	101	-	101
U.S. state and municipal debt	-	9	-	9
U.S. and foreign government debt	67	14	-	81
Commingled funds	-	396	-	396
Hedge funds	-	24	1	25
Timber investments	-	-	5	5
Other investments	-	1	-	1
Fair value of plan assets	$220	$589	$75	$884

A reconciliation of changes in the fair value of PEC’s pension plan assets classified as Level 3 in the fair value hierarchy for the years ended December 31 follows:

(in millions)	Private Equity Securities	Hedge Funds	Timber Investments	Total
2011
Balance at January 1	$69	$1	$5	$75
Net realized and unrealized gains(a)	-	2	-	2
Transfers in	-	26	-	26
Purchases, sales and distributions, net	7	44	-	51
Balance at December 31	$76	$73	$5	$154

(in millions)	Private Equity Securities	Hedge Funds	Timber Investments	Total
2010
Balance at January 1	$55	$1	$6	$62
Net realized and unrealized gains (losses)(a)	4	-	(1)	3
Purchases, sales and distributions, net	10	-	-	10
Balance at December 31	$69	$1	$5	$75

(a)	Substantially all amounts relate to investments held at December 31.

PEF

The following table sets forth by level within the fair value hierarchy PEF’s pension assets at December 31, 2011 and 2010. See Note 14 for detailed information regarding the fair value hierarchy.

	Pension Benefit Plan Assets
(in millions)	Level 1	Level 2	Level 3	Total
2011
Assets
Cash and cash equivalents	$36	$15	$-	$51
International equity securities	21	-	-	21
Domestic equity securities	117	-	-	117
Private equity securities	-	-	68	68
Corporate bonds	-	180	-	180
U.S. state and municipal debt	-	19	-	19
U.S. and foreign government debt	109	45	-	154
Commingled funds	-	217	-	217
Hedge funds	-	70	65	135
Timber investments	-	-	5	5
Other investments	-	2	-	2
Fair value of plan assets	$283	$548	$138	$969

	Pension Benefit Plan Assets
(in millions)	Level 1	Level 2	Level 3	Total
2010
Assets
Cash and cash equivalents	$-	$43	$-	$43
International equity securities	18	-	-	18
Domestic equity securities	132	-	-	132
Private equity securities	-	-	68	68
Corporate bonds	-	99	-	99
U.S. state and municipal debt	-	9	-	9
U.S. and foreign government debt	66	14	-	80
Commingled funds	-	391	-	391
Hedge funds	-	23	1	24
Timber investments	-	-	5	5
Other investments	-	2	-	2
Fair value of plan assets	$216	$581	$74	$871

PEF’s other postretirement benefit plan assets had a fair value of $37 million and $33 million, which consisted of U.S. state and municipal assets classified as Level 2 in the fair value hierarchy at December 31, 2011 and 2010, respectively.

A reconciliation of changes in the fair value of PEF’s pension plan assets classified as Level 3 in the fair value hierarchy for the years ended December 31 follows:

(in millions)	Private Equity Securities	Hedge Funds	Timber Investments	Total
2011
Balance at January 1	$68	$1	$5	$74
Net realized and unrealized gains(a)	-	2	-	2
Transfers in	-	23	-	23
Purchases, sales and distributions, net	-	39	-	39
Balance at December 31	$68	$65	$5	$138

(in millions)	Private Equity Securities	Hedge Funds	Timber Investments	Total
2010
Balance at January 1	$58	$1	$7	$66
Net realized and unrealized gains (losses)(a)	3	-	(1)	2
Purchases, sales and distributions, net	7	-	(1)	6
Balance at December 31	$68	$1	$5	$74

(a)	Substantially all amounts relate to investments held at December 31.

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

CONTRIBUTION AND BENEFIT PAYMENT EXPECTATIONS

In 2012, we expect to make contributions of $125 million-$225 million directly to pension plan assets and $1 million of discretionary contributions directly to the OPEB plan assets. The expected benefit payments for the pension benefit plan for 2012 through 2016 and in total for 2017 through 2021, in millions, are approximately $182, $185, $193, $198, $200 and $1,046, respectively. The expected benefit payments for the OPEB plan for 2012 through 2016 and in total for 2017 through 2021, in millions, are approximately $47, $50, $53, $56, $58 and $318, respectively. The expected benefit payments include benefit payments directly from plan assets and benefit payments directly from our assets. The benefit payment amounts reflect our net cost after any participant contributions and do not reflect reductions for expected prescription drug-related federal subsidies. The expected federal subsidies for 2012 through 2016 and in total for 2017 through 2021, in millions, are approximately $4, $5, $5, $6, $7 and $44, respectively.

In 2012, PEC expects to make contributions of $60 million-$110 million directly to pension plan assets. The expected benefit payments for the pension benefit plan for 2012 through 2016 and in total for 2017 through 2021, in millions, are approximately $94, $94, $99, $99, $97 and $479, respectively. The expected benefit payments for the OPEB plan for 2012 through 2016 and in total for 2017 through 2021, in millions, are approximately $21, $23, $25, $26, $28 and $158, respectively. The expected benefit payments include benefit payments directly from plan assets and benefit payments directly from PEC assets. The benefit payment amounts reflect the net cost to PEC after any participant contributions and do not reflect reductions for expected prescription drug-related federal subsidies. The expected federal subsidies for 2012 through 2016 and in total for 2017 through 2021, in millions, are approximately $2, $2, $3, $3, $3 and $23, respectively.

In 2012, PEF expects to make contributions of $65 million-$115 million directly to pension plan assets and expects to make $1 million of discretionary contributions to OPEB plan assets. The expected benefit payments for the pension benefit plan for 2012 through 2016 and in total for 2017 through 2021, in millions, are approximately $64, $67, $70, $73, $76 and $430, respectively. The expected benefit payments for the OPEB plan for 2012 through 2016 and in total for 2017 through 2021, in millions, are approximately $23, $24, $25, $25, $26 and $137, respectively. The expected benefit payments include benefit payments directly from plan assets and benefit payments directly from PEF’s assets. The benefit payment amounts reflect the net cost to PEF after any participant contributions and do not reflect reductions for expected prescription drug-related federal subsidies. The expected federal subsidies for 2012 through 2016 and in total for 2017 through 2021, in millions, are approximately $2, $2, $2, $3, $3 and $17, respectively.

The Patient Protection and Affordable Care Act (PPACA) and the related Health Care and Education Reconciliation Act, which made various amendments to the PPACA, were enacted in March 2010. The PPACA contains a provision that changes the tax treatment related to a federal subsidy available to sponsors of retiree health benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefits under Medicare Part D. The subsidy is known as the Retiree Drug Subsidy. Employers are not currently taxed on the Retiree Drug Subsidy payments they receive. However, as a result of the PPACA as amended, Retiree Drug Subsidy payments will effectively become taxable in tax years beginning after December 31, 2012, by requiring the amount of the subsidy received to be offset against the employer's deduction for health care expenses. Under GAAP, changes in tax law are accounted for in the period of enactment. Accordingly, an additional tax expense of $22 million for us, including $12 million for PEC and $10 million for PEF, was recognized during the year ended December 31, 2010.

B.	FLORIDA PROGRESS ACQUISITION

During 2000, we completed our acquisition of Florida Progress. Florida Progress’ pension and OPEB liabilities, assets and net periodic costs are reflected in the above information as appropriate. Certain of Florida Progress’ nonbargaining unit benefit plans were merged with our benefit plans effective January 1, 2002.

PEF continues to recover qualified plan pension costs and OPEB costs in rates as if the acquisition had not occurred. The information presented in Note 17A is adjusted as appropriate to reflect PEF’s rate treatment.

18.	RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

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

See Note 14B for information about the fair value of derivatives.

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

The Utilities have financial derivative instruments with settlement dates through 2015 related to their exposure to price fluctuations on fuel oil and natural gas purchases. The majority of our financial hedge agreements will settle in 2012 and 2013. Substantially all of these instruments receive regulatory accounting treatment. Related unrealized gains and losses are recorded in regulatory liabilities and regulatory assets, respectively, on the Balance Sheets until the contracts are settled (See Note 8A). After settlement of the derivatives and the fuel is consumed, any realized gains or losses are passed through the fuel cost-recovery clause.

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

Certain counterparties have posted or held cash collateral in support of these instruments. Progress Energy had a cash collateral asset included in derivative collateral posted of $147 million and $164 million on the Progress Energy Consolidated Balance Sheets at December 31, 2011 and 2010, respectively. At December 31, 2011, Progress Energy had 380.0 million MMBtu notional of natural gas and 10.3 million gallons notional of oil related to outstanding commodity derivative swaps and options that were entered into to hedge forecasted natural gas and oil purchases.

PEC had a cash collateral asset included in prepayments and other current assets of $24 million on the PEC Consolidated Balance Sheets at December 31, 2011 and 2010. At December 31, 2011, PEC had 111.4 million MMBtu notional of natural gas related to outstanding commodity derivative swaps that were entered into to hedge forecasted natural gas purchases.

PEF’s cash collateral asset included in derivative collateral posted was $123 million and $140 million on the PEF Balance Sheets at December 31, 2011 and 2010, respectively. At December 31, 2011, PEF had 268.6 million MMBtu notional of natural gas and 10.3 million gallons notional of oil related to outstanding commodity derivative swaps and options that were entered into to hedge forecasted natural gas and oil purchases.

B.	INTEREST RATE DERIVATIVES – FAIR VALUE OR CASH FLOW HEDGES

We use cash flow hedging strategies to reduce exposure to changes in cash flow due to fluctuating interest rates. We use fair value hedging strategies to reduce exposure to changes in fair value due to interest rate changes. Our cash flow hedging strategies are primarily accomplished through the use of forward starting swaps, and our fair value hedging strategies are primarily accomplished through the use of fixed-to-floating swaps. The notional amounts of interest rate derivatives are not exchanged and do not represent exposure to credit loss. In the event of default by the counterparty, the exposure in these transactions is the cost of replacing the agreements at current market rates.

CASH FLOW HEDGES

At December 31, 2011, all open interest rate hedges will reach their mandatory termination dates within two years. At December 31, 2011, including amounts related to terminated hedges, we had $141 million of after-tax losses, including $71 million and $25 million of after-tax losses at PEC and PEF, respectively, recorded in accumulated other comprehensive loss related to forward starting swaps. It is expected that in the next 12 months losses of $12 million, net of tax, primarily related to terminated hedges, will be reclassified to interest expense at Progress Energy, including $6 million and $2 million at PEC and PEF, respectively. The actual amounts that will be reclassified to earnings may vary from the expected amounts as a result of changes in interest rates, changes in the timing of debt issuances at the Parent and the Utilities and changes in market value of currently open forward starting swaps.

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

At December 31, 2011, Progress Energy had $500 million notional of open forward starting swaps, including $250 million at PEC and $50 million at PEF.

At December 31, 2010, Progress Energy had $1.050 billion notional of open forward starting swaps, including $350 million at PEC and $200 million at PEF.

FAIR VALUE HEDGES

For interest rate fair value hedges, the change in the fair value of the hedging derivative is recorded in net interest charges and is offset by the change in the fair value of the hedged item. At December 31, 2011 and 2010, neither we nor the Utilities had any outstanding positions in such contracts.

C.	CONTINGENT FEATURES

Certain of our commodity derivative instruments contain provisions defining fair value thresholds requiring the posting of collateral for hedges in a liability position greater than such threshold amounts. The thresholds are tiered and based on the individual company’s credit rating with Moody’s, S&P and/or Fitch Ratings (Fitch). Higher credit ratings have a higher threshold requiring a lower amount of the outstanding liability position to be covered by posted collateral. Conversely, lower credit ratings require a higher amount of the outstanding liability position to be covered by posted collateral. If our credit ratings were to be downgraded, we may have to post additional collateral on certain hedges in liability positions.

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

The aggregate fair value of all commodity derivative instruments at Progress Energy with credit risk-related contingent features that are in a net liability position was $489 million at December 31, 2011, for which Progress Energy has posted collateral of $147 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered at December 31, 2011, Progress Energy would have been required to post an additional $342 million of collateral with its counterparties.

The aggregate fair value of all commodity derivative instruments at PEC with credit risk-related contingent features that are in a liability position was $152 million at December 31, 2011, for which PEC has posted collateral of $24 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered at December 31, 2011, PEC would have been required to post an additional $128 million of collateral with its counterparties.

The aggregate fair value of all commodity derivative instruments at PEF with credit risk-related contingent features that are in a net liability position was $337 million at December 31, 2011, for which PEF has posted collateral of

$123 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2011, PEF would have been required to post an additional $214 million of collateral with its counterparties.

D.	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITY INFORMATION

PROGRESS ENERGY

The following table presents the fair value of derivative instruments at December 31:

Instrument / Balance sheet location	2011		2010
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Commodity cash flow derivatives
Derivative liabilities, current		$2		$-
Derivative liabilities, long-term		1		-
Interest rate derivatives
Prepayments and other current assets	$-		$1
Other assets and deferred debits	-		3
Derivative liabilities, current		76		32
Derivative liabilities, long-term		17		7
Total derivatives designated as hedging instruments	-	96	4	39

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	5		11
Other assets and deferred debits	-		4
Derivative liabilities, current		357		226
Derivative liabilities, long-term		332		268
CVOs(b)
Other current liabilities		14		-
Other liabilities and deferred credits		-		15
Fair value of derivatives not designated as hedging instruments	5	703	15	509
Fair value loss transition adjustment(c)
Derivative liabilities, current		1		1
Derivative liabilities, long-term		2		3
Total derivatives not designated as hedging instruments	5	706	15	513
Total derivatives	$5	$802	$19	$552

(a)	Substantially all of these contracts receive regulatory treatment.
(b)
The Parent issued 98.6 million CVOs in connection with the acquisition of Florida Progress during 2000. In 2011, we purchased 80.1 million CVOs in a negotiated settlement agreement and subsequent tender offer. (See Note 16)

(c)
In 2003, PEC recorded a $38 million pre-tax ($23 million after-tax) fair value loss transition adjustment pursuant to the adoption of new accounting guidance for derivatives. The related liability is being amortized to earnings over the term of the related contracts.

The following tables present the effect of derivative instruments on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income for the years ended December 31:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)			Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)			Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Commodity cash flow derivatives(c)	$(2)	$-	$1	$-	$-	$-	$-	$-	$-
Interest rate derivatives(d) (e)	(85)	(34)	15	(8)	(6)	(6)	(3)	3	(3)
Total	$(87)	$(34)	$16	$(8)	$(6)	$(6)	$(3)	$3	$(3)

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)	Amounts recorded on the Consolidated Statements of Income are classified in fuel used in electric generation.
(d)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(e)	Amounts recorded on the Consolidated Statements of Income are classified in interest charges.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)			Unrealized Gain or (Loss)(b)
(in millions)	2011	2010	2009	2011	2010	2009
Commodity derivatives(a)	$(297)	$(324)	$(659)	$(502)	$(398)	$(387)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Consolidated Balance Sheets until derivatives are settled.

Instrument	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)	2011	2010	2009
Commodity derivatives(a)	$-	$-	$1
Fair value loss transition adjustment(a)	1	1	2
CVOs(a)	(59)	-	19
Total	$(58)	$1	$22

(a)	Amounts recorded on the Consolidated Statements of Income are classified in other, net.

PEC

The following table presents the fair value of derivative instruments at December 31:

Instrument / Balance sheet location	2011		2010
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Interest rate derivatives
Other assets and deferred debits	$-		$3
Derivative liabilities, current		$38		$7
Other liabilities and deferred credits		9		4
Total derivatives designated as hedging instruments	-	47	3	11

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	-		1
Other assets and deferred debits	-		1
Derivative liabilities, current		91		45
Other liabilities and deferred credits		110		78
Fair value of derivatives not designated as hedging instruments	-	201	2	123
Fair value loss transition adjustment(b)
Derivative liabilities, current		1		1
Other liabilities and deferred credits		2		3
Total derivatives not designated as hedging instruments	-	204	2	127
Total derivatives	$-	$251	$5	$138

(a)	Substantially all of these contracts receive regulatory treatment.
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

The following tables present the effect of derivative instruments on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income for the years ended December 31:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)			Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)			Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Interest rate derivatives(c) (d)	$(43)	$(10)	$5	$(5)	$(4)	$(3)	$(1)	$-	$(2)

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded on the Consolidated Statements of Income are classified in interest charges.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)			Unrealized Gain or (Loss)(b)
(in millions)	2011	2010	2009	2011	2010	2009
Commodity derivatives	$(60)	$(46)	$(76)	$(140)	$(77)	$(68)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Consolidated Balance Sheets until derivatives are settled.

Instrument	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)	2011	2010	2009
Commodity derivatives(a)	$-	$-	$1
Fair value loss transition adjustment(a)	1	1	2
Total	$1	$1	$3

(a)	Amounts recorded on the Consolidated Statements of Income are classified in other, net.

PEF

The following table presents the fair value of derivative instruments at December 31:

Instrument / Balance sheet location	2011		2010
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Commodity cash flow derivatives
Derivative liabilities, current		$2		$-
Derivative liabilities, long-term		1		-
Interest rate derivatives
Derivative liabilities, current		-		7
Derivative liabilities, long-term		8		-
Total derivatives designated as hedging instruments		11		7

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	$5		$10
Other assets and deferred debits	-		3
Derivative liabilities, current		266		181
Derivative liabilities, long-term		222		190
Total derivatives not designated as hedging instruments	5	488	13	371
Total derivatives	$5	$499	$13	$378

(a)	Substantially all of these contracts receive regulatory treatment.

The following tables present the effect of derivative instruments on the Statements of Comprehensive Income and the Statements of Income for the years ended December 31:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)			Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)			Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Commodity cash flow derivatives(c)	$(2)	$-	$1	$-	$-	$-	$-	$-	$-
Interest rate derivatives(d) (e)	(21)	(7)	3	-	-	-	-	-	-
Total	$(23)	$(7)	$4	$-	$-	$-	$-	$-	$-

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)	Amounts recorded on the Statements of Income are classified in fuel used in electric generation.
(d)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(e)	Amounts recorded on the Statements of Income are classified in interest charges.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)			Unrealized Gain or (Loss)(b)
(in millions)	2011	2010	2009	2011	2010	2009
Commodity derivatives	$(237)	$(278)	$(583)	$(362)	$(321)	$(319)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Balance Sheets until derivatives are settled.

19.	RELATED PARTY TRANSACTIONS

There were no material related party transactions in which we or any of our subsidiaries were or will be a participant and in which any of our directors, executive officers or any of their immediate family members had a direct or indirect material interest. Transactions between affiliated companies are further discussed below.

As a part of normal business, we enter into various agreements providing financial or performance assurances to third parties. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. Our guarantees may include performance obligations under power supply agreements, transmission agreements, gas agreements, fuel procurement agreements, trading operations and cash management. Our guarantees also include standby letters of credit and surety bonds. At December 31, 2011, the Parent had issued $453 million of guarantees for future financial or performance assurance on behalf of its subsidiaries. This includes $300 million of guarantees of certain payments of two wholly owned indirect subsidiaries (See Note 23). We do not believe conditions are likely for significant performance under the guarantees of performance issued by or on behalf of affiliates. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included on the Consolidated Balance Sheets.

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

PESC provides the majority of the affiliated goods and services under the approved agreements. Goods and services provided by PESC during 2011, 2010 and 2009 to PEC amounted to $203 million, $176 million and $170 million, respectively, and services provided to PEF were $160 million, $156 million and $147 million, respectively. During 2010, PESC transferred a $24 million combustion turbine to PEC at cost.

PEC and PEF also provide and receive goods and services at cost. Goods and services provided by PEC to PEF during 2011, 2010 and 2009 amounted to $57 million, $43 million and $36 million, respectively. Goods and services provided by PEF to PEC during 2011, 2010 and 2009 amounted to $12 million, $18 million and $12 million, respectively.

PEC and PEF participate in an internal money pool, administered by PESC, to more effectively utilize cash resources and to reduce outside short-term borrowings. The money pool is also used to settle intercompany balances. The weighted-average interest rate for the money pool was 0.32%, 0.30% and 0.74% for the years ended December 31, 2011, 2010 and 2009, respectively. Amounts payable to the money pool are included in notes payable to affiliated companies on the Balance Sheets. PEC and PEF recorded minimal interest expense related to the money pool for all the years presented.

PEC and each of its wholly owned subsidiaries and PEF have entered into the Tax Agreement with the Parent (See Note 15).

20.	FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

Products and services are sold between the various reportable segments. All intersegment transactions are at cost.

In the following tables, capital and investment expenditures include property additions, acquisitions of nuclear fuel and other capital investments.

(in millions)	PEC	PEF	Corporate and Other	Eliminations	Total
At and for the year ended December 31, 2011
Revenues
Unaffiliated	$4,528	$4,367	$12	$-	$8,907
Intersegment	-	2	272	(274)	-
Total revenues	4,528	4,369	284	(274)	8,907
Depreciation, amortization and accretion	514	169	18	-	701
Interest income	1	1	22	(22)	2
Total interest charges, net	184	239	324	(22)	725
Income tax expense (benefit)(a)	268	311	(99)	-	480
Ongoing Earnings	541	530	(200)	-	871
Total assets	16,102	14,484	20,926	(16,453)	35,059
Capital and investment expenditures	1,423	710	17	-	2,150

At and for the year ended December 31, 2010
Revenues
Unaffiliated	$4,922	$5,252	$16	$-	$10,190
Intersegment	-	2	248	(250)	-
Total revenues	4,922	5,254	264	(250)	10,190
Depreciation, amortization and accretion	479	426	15	-	920
Interest income	3	1	31	(28)	7
Total interest charges, net	186	258	331	(28)	747
Income tax expense (benefit)(a)	342	267	(87)	-	522
Ongoing Earnings	618	462	(191)	-	889
Total assets	14,899	14,056	21,110	(17,011)	33,054
Capital and investment expenditures	1,382	991	33	(24)	2,382

At and for the year ended December 31, 2009
Revenues
Unaffiliated	$4,627	$5,249	$9	$-	$9,885
Intersegment	-	2	234	(236)	-
Total revenues	4,627	5,251	243	(236)	9,885
Depreciation, amortization and accretion	470	502	14	-	986
Interest income	5	4	38	(33)	14
Total interest charges, net	195	231	286	(33)	679
Income tax expense (benefit)(a)	295	209	(88)	-	416
Ongoing Earnings	540	460	(154)	-	846
Total assets	13,502	13,100	20,538	(15,904)	31,236
Capital and investment expenditures	962	1,532	21	(12)	2,503

(a)	Income tax expense (benefit) excludes the tax impact of Ongoing Earnings adjustments.

Management uses the non-GAAP financial measure “Ongoing Earnings” as a performance measure to evaluate the results of our segments and operations. Ongoing Earnings as presented here may not be comparable to similarly titled measures used by other companies. Ongoing Earnings is computed as GAAP net income attributable to controlling interests less discontinued operations and the effects of certain identified gains and charges, which are considered Ongoing Earnings adjustments. Some of the excluded gains and charges have occurred in more than one reporting period but are not considered representative of fundamental core earnings. Management has identified the following Ongoing Earnings adjustments: CVO mark-to-market adjustments because we are unable to predict changes in their fair value; CR3 indemnification charge (and subsequent adjustments, if any) for estimated future years’ joint owner replacement power costs (through the expiration of the indemnification provisions of the joint owner agreement) because GAAP requires that the charge be accounted for in the period in which it becomes probable and estimable rather than the periods to which it relates; and the impact from changes in the tax treatment of the Medicare Part D subsidy because GAAP requires that the impact of the tax law change be accounted for in the period of enactment rather than the affected tax year. Additionally, management does not consider impairments, charges (and subsequent adjustments, if any) recognized for the retirement of generating units prior to the end of their estimated useful lives, merger and integration costs, cumulative prior period adjustments, operating results of discontinued operations and the amount to be refunded to customers through the fuel clause included in the terms of the 2012 settlement agreement to be representative of our ongoing operations and excluded these items in computing Ongoing Earnings.

Reconciliations of consolidated Ongoing Earnings to net income attributable to controlling interests for the years ended December 31 follow:

(in millions)	2011	2010	2009
Ongoing Earnings	$871	$889	$846
CVO mark-to-market, net of tax benefit of $14 and $- (Note 16)	(45)	-	19
Impairment, net of tax benefit of $1, $4 and $1	(2)	(6)	(2)
Merger and integration costs, net of tax benefit of $17 (Note 2)	(46)	-	-
CR3 indemnification charge, net of tax benefit of $13 (Note 22C)	(20)	-	-
Plant retirement charge, net of tax benefit of $1, $1 and $11	(1)	(1)	(17)
Amount to be refunded to customers, net of tax benefit of $111 (Note 8C)	(177)	-	-
Change in tax treatment of the Medicare Part D subsidy (Note 17)	-	(22)	-
Cumulative prior period adjustment related to certain employee life insurance benefits, net of tax benefit of $7	-	-	(10)
Continuing income attributable to noncontrolling interests, net of tax	7	7	4
Income from continuing operations	587	867	840
Discontinued operations, net of tax	(5)	(4)	(79)
Net income attributable to noncontrolling interests, net of tax	(7)	(7)	(4)
Net income attributable to controlling interests	$575	$856	$757

21.	ENVIRONMENTAL MATTERS

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

The U.S. Environmental Protection Agency (EPA) and a number of states are considering additional regulatory measures that may affect management, treatment, marketing and disposal of coal combustion residuals, primarily ash, from each of the Utilities’ coal-fired plants. Revised or new laws or regulations under consideration may impose changes in solid waste classifications or groundwater protection environmental controls. In June 2010, the EPA proposed two options for new rules to regulate coal combustion residuals. The first option would create a comprehensive program of federally enforceable requirements for coal combustion residuals management and disposal under federal hazardous waste rules. The other option would have the EPA set design and performance standards for coal combustion residuals management facilities and regulate disposal of coal combustion residuals as nonhazardous waste with enforcement by the courts or state laws. The EPA did not identify a preferred option. Under both options, the EPA may leave in place a regulatory exemption for approved beneficial uses of coal combustion residuals that are recycled. A final rule is expected in late 2012. Compliance plans and estimated costs to meet the requirements of new regulations will be determined when any new regulations are finalized. We are also evaluating the effect on groundwater quality from past and current operations, which may result in operational changes and additional measures under existing regulations. These issues are also under evaluation by state agencies. Certain regulated chemicals have been measured in wells near our ash ponds at levels above groundwater quality standards. Additional monitoring and investigation will be conducted. Detailed plans and cost estimates will be determined if these evaluations reveal that corrective actions are necessary. We cannot predict the outcome of this matter.

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

The following tables contain information about accruals for probable and estimable costs related to various environmental sites, which are included in other current liabilities and other liabilities and deferred credits on the Balance Sheets:

PROGRESS ENERGY
(in millions)	MGP and Other Sites	Remediation of Distribution and Substation Transformers	Total
Balance, December 31, 2008	$31	$22	$53
Amount accrued for environmental loss contingencies	3	13	16
Expenditures for environmental loss contingencies	(12)	(15)	(27)
Balance, December 31, 2009(a)	22	20	42
Amount accrued for environmental loss contingencies	8	13	21
Expenditures for environmental loss contingencies	(10)	(18)	(28)
Balance, December 31, 2010(a)	20	15	35
Amount accrued for environmental loss contingencies	2	8	10
Expenditures for environmental loss contingencies	(5)	(17)	(22)
Balance, December 31, 2011(a)	$17	$6	$23

(a)	Expected to be paid out over one to 15 years.

PEC
(in millions)	MGP and Other Sites
Balance, December 31, 2008	$16
Amount accrued for environmental loss contingencies	3
Expenditures for environmental loss contingencies	(6)
Balance, December 31, 2009(a)	13
Amount accrued for environmental loss contingencies	3
Expenditures for environmental loss contingencies	(4)
Balance, December 31, 2010(a)	12
Amount accrued for environmental loss contingencies	1
Expenditures for environmental loss contingencies	(2)
Balance, December 31, 2011(a)	$11

(a)	Expected to be paid out over one to five years.

PEF
(in millions)	MGP and Other Sites	Remediation of Distribution and Substation Transformers	Total
Balance, December 31, 2008	$15	$22	$37
Amount accrued for environmental loss contingencies	-	13	13
Expenditures for environmental loss contingencies	(6)	(15)	(21)
Balance, December 31, 2009(a)	9	20	29
Amount accrued for environmental loss contingencies	5	13	18
Expenditures for environmental loss contingencies	(6)	(18)	(24)
Balance, December 31, 2010(a)	8	15	23
Amount accrued for environmental loss contingencies	1	8	9
Expenditures for environmental loss contingencies	(3)	(17)	(20)
Balance, December 31, 2011(a)	$6	$6	$12

(a)	Expected to be paid out over one to 15 years.

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

In 2004, the EPA advised PEC that it had been identified as a PRP at the Ward Transformer site located in Raleigh, N.C. (Ward) site. The EPA offered PEC and a number of other PRPs the opportunity to negotiate the removal action for the Ward site and reimbursement to the EPA for the EPA’s past expenditures in addressing conditions at the Ward site. Subsequently, PEC and other PRPs signed a settlement agreement, which requires the participating PRPs to remediate the Ward site. At December 31, 2011 and December 31, 2010, PEC’s recorded liability for the site was approximately $5 million. In 2008 and 2009, PEC filed civil actions against PRPs seeking contribution for and recovery of costs incurred in remediating the Ward site, as well as a declaratory judgment that defendants are jointly and severally liable for response costs at the site. PEC has settled with a number of the PRPs and is in active settlement negotiations with others. On March 24, 2010, the federal district court in which this matter is pending denied motions to dismiss filed by a number of defendants, but granted several other motions filed by state agencies and successor entities. The court established a “test case” program providing for a determination of liability on the part of a set of representative defendants. Summary judgment motions and responsive pleadings are being filed by and against these defendants and discovery and briefing will be completed by May 2012. Meanwhile, proceedings with respect to the other defendants have been stayed. The outcome of these matters cannot be predicted.

In 2008, the EPA issued a Record of Decision for the operable unit for stream segments downstream from the Ward site (Ward OU1) and advised 61 parties, including PEC, of their identification as PRPs for Ward OU1 and for further investigation at the Ward facility and certain adjacent areas (Ward OU2). The EPA’s estimate for the selected remedy for Ward OU1 is approximately $6 million. The EPA offered PEC and the other PRPs the opportunity to negotiate implementation of a response action for Ward OU1 and a remedial investigation and feasibility study for Ward OU2, as well as reimbursement to the EPA of approximately $1 million for the EPA’s past expenditures in addressing conditions at the site. On September 29, 2011, the EPA issued unilateral administrative orders to certain parties, which did not include PEC, directing the performance of remedial activities with regard to Ward OU1. It is not possible at this time to reasonably estimate the total amount of PEC’s obligation, if any, for Ward OU1 and Ward OU2.

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

We are, or may ultimately be, subject to various current and proposed federal, state and local environmental compliance laws and regulations impacting air and water quality, which likely would result in increased capital expenditures and O&M expense. Control equipment installed for compliance with then-existing or proposed laws and regulations may address some of the issues outlined. PEC and PEF have been developing an integrated compliance strategy to meet these evolving requirements. PEC has installed environmental compliance controls that meet the emission reduction requirements under the first phase of the North Carolina Clean Smokestacks Act (Clean Smokestacks Act). The air quality controls installed to comply with nitrogen oxides (NOx) and sulfur dioxide (SO2) requirements under certain sections of the Clean Air Act and the Clean Smokestacks Act, as well as PEC’s plan to replace a portion of its coal-fired generation with natural gas-fueled generation, largely address the CAIR requirements for NOx and SO2 for our North Carolina units at PEC. PEF has installed environmental compliance controls that meet the emission reduction requirements under the first phase of the CAIR.

In 2008, the D.C. Court of Appeals vacated the Clean Air Mercury Rule (CAMR). As a result, the EPA subsequently announced that it would develop maximum achievable control technology (MACT) standards. The U.S. District Court for the District of Columbia issued an order requiring the EPA to issue a final MACT standard for power plants. On February 16, 2012, the EPA published the final MACT standards for coal-fired and oil-fired electric steam generating units (EGU MACT). The rule will become effective on April 16, 2012. Compliance is due in three years with provisions for a one-year extension from state agencies on a case-by-case basis. The EGU MACT contains stringent emission limits for mercury, non-mercury metals and acid gases from coal-fired units and hazardous air pollutant metals, acid gases and hydrogen fluoride from oil-fired units. The North Carolina mercury rule contains a requirement that all coal-fired units in the state install mercury controls by December 31, 2017, and requires compliance plan applications to be submitted in 2013. Due to significant investments in NOx and SO2 emissions controls and fleet modernization projects completed or under way, we believe PEC is relatively well positioned to comply with the EGU MACT. However, PEF will be required to complete additional emissions controls and/or fleet modernization projects in order to meet the compliance timeframe for the EGU MACT. We are continuing to evaluate the impacts of the EGU MACT on the Utilities. We anticipate that compliance with the EGU MACT will satisfy the North Carolina mercury rule requirements for PEC. The outcome of these matters cannot be predicted.

The CAIR, issued by the EPA, required the District of Columbia and 28 states, including North Carolina, South Carolina and Florida, to reduce NOx and SO2 emissions. The CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for NOx and beginning in 2010 and 2015, respectively, for SO2. States were required to adopt rules implementing the CAIR, and the EPA approved the North Carolina CAIR, the South Carolina CAIR and the Florida CAIR. A 2008 decision by the U.S. Court of Appeals for the District of Columbia (D.C. Court of Appeals) remanded the CAIR without vacating it for the EPA to conduct further proceedings.

On July 7, 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR) to replace the CAIR. The CSAPR, slated to take effect on January 1, 2012, contains new emissions trading programs for NOx and SO2 emissions as well as more stringent overall emissions targets in 27 states, including North Carolina, South Carolina and Florida. A number of parties including groups which PEC and PEF are members of, filed petitions for reconsideration and stay of, as well as legal challenges to, the CSAPR. On December 30, 2011, the D.C. Court of Appeals issued an order staying the implementation of the CSAPR, pending a decision by the court resolving the challenges to the rule. Oral argument for the CSAPR litigation has been scheduled for April 13, 2012. As a result of the stay of CSAPR, the CAIR will remain in effect. The EPA issued the CSAPR as four separate programs, including the NOx annual trading program, the NOx ozone season trading program, the SO2 Group 1 trading program and the SO2 Group 2 trading program. If the CSAPR is upheld, North Carolina and South Carolina are included in the NOx and SO2 annual trading programs, as well as the NOx ozone season program. North Carolina remains classified as a Group 1 state, which will require additional NOx and SO2 emission reductions beginning in January 2014. South Carolina remains classified as a Group 2 state with no additional reductions required. Under the CSAPR, Florida is subject only to the NOx ozone season program. Due to significant investments in NOx and SO2 emissions controls and fleet modernization projects completed or under way, we believe PEC and PEF are positioned to comply with the CSAPR without the need for significant capital expenditures. We cannot predict the outcome of this matter.

To date, expenditures at PEF for CAIR regulation primarily relate to environmental compliance projects at Crystal River Units No. 4 and No. 5 (CR4 and CR5), which have both been completed and placed in service. Under an agreement with the FDEP, PEF will retire Crystal River Units No. 1 and No. 2 (CR1 and CR2) as coal-fired units and operate emission control equipment at CR4 and CR5. CR1 and CR2 will be retired after the second proposed nuclear unit at Levy completes its first fuel cycle, which was originally anticipated to be around 2020. As discussed in Note 8B, major construction activities for Levy are being postponed until after the NRC issues the Levy COL. As required, PEF has advised the FDEP of these developments that will delay the retirement of CR1 and CR2 beyond the originally anticipated date. We are currently evaluating the impacts of the Levy schedule on PEF’s compliance with environmental regulations. We cannot predict the outcome of this matter.

We account for emission allowances as inventory using the average cost method. Emission allowances are included on the Balance Sheets in inventory and in other assets and deferred debits. We value inventory of the Utilities at historical cost consistent with ratemaking treatment. As previously discussed, the CSAPR establishes new NOx annual and seasonal ozone programs and a new SO2 trading program. NOx and SO2 emission allowances applicable to the current CAIR cannot be used to satisfy the new CSAPR programs. SO2 emission allowances will be utilized by the Utilities to comply with existing Clean Air Act requirements. NOx allowances cannot be utilized to comply with other requirements. As a result of the previously discussed D.C. Court of Appeals order staying the implementation of the CSAPR, the CAIR emission allowance program remains in effect. At December 31, 2011 and December 31, 2010, PEC had an immaterial amount of NOx emission allowances. At December 31, 2011 and December 31, 2010, PEF had approximately $22 million and $28 million, respectively, in NOx emission allowances.

22.	COMMITMENTS AND CONTINGENCIES

A.	PURCHASE OBLIGATIONS

In most cases, our purchase obligation contracts contain provisions for price adjustments, minimum purchase levels and other financial commitments. The commitment amounts presented below are estimates and therefore will likely differ from actual purchase amounts. At December 31, 2011, the following tables reflect contractual cash obligations and other commercial commitments in the respective periods in which they are due:

Progress Energy
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Fuel(a)	$2,324	$2,053	$1,644	$1,460	$1,182	$6,437	$15,100
Purchased power	459	440	381	391	373	3,104	5,148
Construction obligations(a)	331	216	35	23	4	10	619
Other purchase obligations	153	100	69	61	71	603	1,057
Total	$3,267	$2,809	$2,129	$1,935	$1,630	$10,154	$21,924

PEC
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Fuel	$1,173	$970	$760	$718	$626	$1,864	$6,111
Purchased power	79	70	64	70	68	376	727
Construction obligations	277	114	25	19	-	-	435
Other purchase obligations	77	44	47	30	38	242	478
Total	$1,606	$1,198	$896	$837	$732	$2,482	$7,751

PEF
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Fuel(a)	$1,151	$1,083	$884	$742	$556	$4,573	$8,989
Purchased power	380	370	317	321	305	2,728	4,421
Construction obligations(a)	54	102	10	4	4	10	184
Other purchase obligations	64	48	22	31	33	361	559
Total	$1,649	$1,603	$1,233	$1,098	$898	$7,672	$14,153

(a)
PEF signed an EPC agreement on December 31, 2008, with Westinghouse Electric Company LLC and Stone & Webster, Inc. for two approximately 1,100-MW Westinghouse AP1000 nuclear units planned for construction at Levy. Due to uncertainty regarding the ultimate magnitude and timing of obligations under the EPC agreement and the Levy nuclear fabrication contract, the table includes only the obligations related to the selected components of long lead time equipment as discussed under “Fuel and Purchased Power” and "Construction Obligations.”

FUEL AND PURCHASED POWER

Through our subsidiaries, we have entered into various long-term contracts for coal, oil, gas and nuclear fuel as well as transportation agreements for the related fuel. Our purchases under these commitments were $2.697 billion, $2.890 billion and $2.921 billion for 2011, 2010 and 2009, respectively. PEC’s purchases were $1.398 billion, $1.489 billion and $1.527 billion in 2011, 2010 and 2009, respectively. PEF’s purchases were $1.299 billion, $1.401 billion and $1.394 billion in 2011, 2010 and 2009, respectively. Essentially all fuel and certain purchased power costs incurred by PEC and PEF are eligible for recovery through their respective cost-recovery clauses.

In December 2008, PEF entered into a nuclear fuel fabrication contract that contained exit provisions with termination fees for the planned Levy nuclear units. Due to revisions in the construction schedule and startup dates the nuclear fuel fabrication contract was terminated during 2011. (See discussion following under “Construction Obligations.”)

Both PEC and PEF have ongoing purchased power contracts, including renewable energy contracts, with other utilities, certain co-generators and qualified facilities (QFs), with expiration dates ranging from 2012 to 2032. These purchased power contracts generally provide for capacity and energy payments or bundled capacity and energy payments. In addition, both PEC and PEF have various contracts to secure transmission rights. Our purchases under purchased power contracts, including transmission costs, were $925 million, $907 million and $756 million for 2011, 2010 and 2009, respectively. PEC’s purchases, including transmission costs, were $253 million, $239 million and $171 million in 2011, 2010 and 2009, respectively. PEF’s purchases, including transmission costs, were $672 million, $668 million and $585 million in 2011, 2010 and 2009, respectively.

PEC has executed certain firm contracts for approximately 985 MW of purchased power with other utilities, including tolling contracts, with expiration dates ranging from 2019 to 2022 and representing between 33 percent and 100 percent of plant net output. Minimum purchases under these contracts included in the previous table, representing capital-related capacity costs, are approximately $51 million, $52 million, $53 million, $60 million and $60 million for 2012 through 2016, respectively, and $271 million payable thereafter.

PEC has various pay-for-performance contracts with QFs, including renewable energy, for approximately 81 MW of firm capacity expiring at various times through 2032. In most cases, these contracts account for 100 percent of the net generating capacity of each of the facilities. Payments for both capacity and energy are contingent upon the QFs’ ability to generate and, therefore, are not included in the previous table.

PEC has entered into conditional agreements for firm pipeline transportation capacity to support PEC’s gas supply needs. Certain agreements are for the period from July 2012 through May 2033. The estimated total cost to PEC associated with these agreements is approximately $1.510 billion, approximately $380 million of which will be classified as a capital lease. Due to the conditions of the capital lease agreement, the capital lease will not be recorded on PEC’s balance sheet until mid-2012. The transactions are subject to several conditions precedent, including various state regulatory approvals, the completion and commencement of operation of necessary related interstate and intrastate natural gas pipeline system expansions and other contractual provisions. Due to the conditions of these agreements, the estimated costs associated with these agreements are not currently included in PEC’s fuel commitments or in PEC’s capital lease assets or obligations.

PEF has executed certain firm contracts for approximately 499 MW of purchased power with other utilities with expiration dates ranging from 2012 to 2016 and representing between 12 percent and 25 percent of plant net output. Minimum purchases under these contracts, representing capital-related capacity costs, are approximately $53 million, $46 million, $65 million, $65 million and $27 million for 2012 through 2016, respectively.

PEF has ongoing purchased power contracts with certain QFs for 682 MW of firm capacity with expiration dates ranging from 2012 to 2025. Energy payments are based on the actual power taken under these contracts. Capacity payments are subject to the QFs meeting certain contract performance obligations. In most cases, these contracts account for 100 percent of the net generating capacity of each of the facilities. All ongoing commitments have been approved by the FPSC. Minimum expected future capacity payments under these contracts are $313 million, $309 million, $238 million, $244 million and $273 million for 2012 through 2016, respectively, and $2.728 billion payable thereafter. The FPSC allows the capacity payments to be recovered through a capacity cost-recovery clause, which is similar to, and works in conjunction with, energy payments recovered through the fuel cost-recovery clause.

CONSTRUCTION OBLIGATIONS

We have purchase obligations related to various capital construction projects. Our total payments under these contracts were $507 million, $703 million and $818 million for 2011, 2010 and 2009, respectively.

PEC has purchase obligations related to various capital projects including new generation and transmission obligations. Total payments under PEC’s construction-related contracts were $460 million, $555 million and $199 million for 2011, 2010 and 2009, respectively. Payments for 2011 primarily relate to construction of generating facilities at our sites in Wayne County, N.C., and New Hanover County, N.C., as discussed in Note 8B.

PEF has purchase obligations related to capital projects including Levy and various new generation, transmission and environmental compliance projects. Total payments under PEF’s construction-related contracts were $47 million, $147 million and $619 million for 2011, 2010 and 2009, respectively, including $6 million, $63 million and $243 million for 2011, 2010 and 2009, respectively, toward long lead equipment and engineering related to the Levy EPC.

The future construction obligations presented in the previous tables for Progress Energy and PEF exclude PEF’s Levy EPC agreement. The EPC agreement includes provisions for termination. For termination without cause, the EPC agreement contains exit provisions with termination fees, which may be significant, that vary based on the termination circumstances. As discussed in Note 8C, in 2010 PEF identified a schedule shift in the Levy project, and major construction activities on Levy have been postponed until after the NRC issues the COL for the plants, which is expected in 2013 if the current licensing schedule remains on track. We executed an amendment to the EPC agreement in 2010 due to the schedule shifts. Additionally, in light of the schedule shifts in the Levy nuclear project, PEF completed vendor negotiations in July 2011 to continue or suspend purchase orders for long lead time equipment without material fees or charges. Prior to the EPC amendment, estimated payments and associated escalations were $8.608 billion for the multi-year contract and did not assume any joint ownership. Because we have executed an amendment to the EPC agreement and anticipate negotiating additional amendments upon receipt of the COL, we cannot currently predict when those obligations will be satisfied or the magnitude of any change. PEF has continued with selected components of long lead time equipment. Work was suspended on the remaining long lead time equipment items, which have total remaining estimated payments and associated escalations of approximately $1.250 billion included in the previously discussed $8.608 billion. We cannot predict the outcome of this matter.

OTHER PURCHASE OBLIGATIONS

We have various other contractual obligations primarily related to PESC service contracts for operational services, PEC service agreements related to its Smith Energy Complex, Wayne County, N.C., and New Hanover County, N.C., generating facilities, and PEF service agreements related to the Hines Energy Complex and the Bartow Plant. Our payments under these agreements were $151 million, $124 million and $56 million for 2011, 2010 and 2009, respectively.

PEC has various other purchase obligations, including obligations for long-term service agreements, parts and equipment, limestone supply and fleet vehicles. Total purchases under these contracts were $73 million, $55 million and $14 million for 2011, 2010 and 2009, respectively.

PEF has various other purchase obligations, including long-term service agreements for the Hines Energy Complex and the Bartow Plant. Total payments under these contracts were $54 million, $35 million and $22 million for 2011, 2010 and 2009, respectively. Future obligations are primarily comprised of the long-term service agreements.

B.	LEASES

We and the Utilities lease office buildings, computer equipment, vehicles, railcars and other property and equipment with various terms and expiration dates. Additionally, the Utilities have entered into certain purchased power agreements, which are classified as leases. Some rental payments for transportation equipment include minimum rentals plus contingent rentals based on mileage. These contingent rentals are not significant.

Our rent expense under operating leases other than for purchased power totaled $42 million, $39 million and $37 million for 2011, 2010 and 2009, respectively. Our purchased power expense under agreements classified as operating leases was approximately $62 million, $61 million and $11 million in 2011, 2010 and 2009, respectively.

In 2003, we entered into an operating lease for a building for which minimum annual rental payments are approximately $7 million. The lease term expires July 2035 and provides for no rental payments during the last 15 years of the lease, during which period $53 million of rental expense will be recorded on the Consolidated Statements of Income. See Note 2 regarding our exit plan to vacate and sublease this building.

PEC’s rent expense under operating leases other than for purchased power totaled $26 million, $25 million and $26 million during 2011, 2010 and 2009, respectively. These amounts include rent expense allocated from PESC to PEC of $5 million in 2011, 2010 and 2009.

PEC has entered into purchased power agreements that are classified as operating leases. These agreements, which have total minimum payments of approximately $512 million and expire through 2032, primarily relate to two tolling agreements for purchased power of approximately 576 MW (100 percent of net output). Purchased power expense under agreements classified as operating leases was approximately $62 million, $38 million and $11 million in 2011, 2010 and 2009, respectively.

PEF’s rent expense under operating leases other than for purchased power totaled $15 million, $14 million and $11 million during 2011, 2010 and 2009, respectively. These amounts include rent expense allocated from PESC to PEF of $4 million in 2011 and $3 million in 2010 and 2009.

PEF has entered into a purchased power tolling agreement that is classified as an operating lease. This agreement for approximately 640 MW (100 percent of net output) has minimum annual payments beginning in June 2012 and expires in 2027 with total minimum payments of approximately $421 million. Purchased power expense under agreements classified as operating leases was approximately $23 million in 2010. PEF had no purchased power expense under operating lease agreements in 2011 and 2009.

PEF has a capital lease for a building and one tolling agreement for purchased power, which is classified as a capital lease of the related plant. PEF entered into the agreement for the building in 2005 and the lease term expires in 2047. The agreement for the building provides for minimum annual payments from 2007 through 2026 and no payments from 2027 through 2047. The minimum annual payments are approximately $5 million, for a total of approximately $103 million. During the last 20 years of the building lease, approximately $51 million of rental expense will be recorded on the Statements of Income. The 517-MW (100 percent of net output) tolling agreement for purchased power has minimum annual payments of approximately $21 million from 2007 through 2024, for a total of approximately $348 million.

Assets recorded under capital leases, including plant related to purchased power agreements, at December 31, consisted of:

	Progress Energy		PEC		PEF
(in millions)	2011	2010	2011	2010	2011	2010
Buildings	$267	$267	$30	$30	$237	$237
Less: Accumulated amortization	(56)	(46)	(18)	(17)	(38)	(29)
Total	$211	$221	$12	$13	$199	$208

Consistent with the ratemaking treatment for capital leases, capital lease expenses are charged to the same accounts that would be used if the leases were operating leases. Thus, our and the Utilities’ capital lease expense is generally included in O&M or purchased power expense. Our capital lease expense totaled $25 million, $25 million and $26 million for 2011, 2010 and 2009, respectively, which was primarily comprised of PEF’s capital lease expense of $23 million, $23 million and $24 million for 2011, 2010 and 2009, respectively.

At December 31, 2011, minimum annual payments, excluding executory costs such as property taxes, insurance and maintenance, under long-term noncancelable operating and capital leases were:

	Progress Energy		PEC		PEF
(in millions)	Capital	Operating	Capital	Operating	Capital	Operating
2012	$28	$61	$2	$28	$26	$27
2013	36	85	10	43	26	36
2014	26	82	-	42	26	35
2015	26	79	-	43	26	34
2016	25	79	-	43	25	34
Thereafter	201	791	6	472	195	318
Minimum annual payments	342	1,177	18	671	324	484
Less amount representing imputed interest	(131)		(6)		(125)
Total	$211	$1,177	$12	$671	$199	$484

The Utilities are lessors of electric poles, streetlights and other facilities. PEC’s rents received are primarily contingent upon usage and totaled $35 million, $33 million, and $34 million for 2011, 2010 and 2009, respectively. PEC’s minimum rentals receivable under noncancelable leases are $12 million for 2012 and none thereafter. PEF’s rents received are based on a fixed minimum rental where price varies by type of equipment or contingent usage and totaled $86 million, $85 million and $84 million for 2011, 2010 and 2009, respectively. PEF’s minimum rentals receivable under noncancelable leases are not material for 2012 and thereafter.

C.	GUARANTEES

As a part of normal business, we enter into various agreements providing future financial or performance assurances to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. At December 31, 2011, we do not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included on the accompanying Balance Sheets.

At December 31, 2011, we have issued guarantees and indemnifications of and for certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses. At December 31, 2011, our estimated maximum exposure for guarantees and indemnifications for which a maximum exposure is determinable was $337 million, including $61 million at PEF. Related to the sales of businesses, the latest specified notice period extends until 2013 for the majority of legal, tax and environmental matters provided for in the indemnification provisions. Indemnifications for the performance of assets extend to 2016. For certain matters for which we receive timely notice, our indemnity obligations may extend beyond the notice period. Certain indemnifications related to discontinued operations have no limitations as to time or maximum potential future payments. As part of settlement agreements entered into in 2002, PEF is responsible for providing the joint owners of CR3 a specified amount of generating capacity through the expiration of the indemnification provisions of the joint owner agreement in 2013. Due to the CR3 outage (See Note 8C), PEF has been unable to meet the required generating capacity and has provided replacement power from other generation sources or purchased power. During the year ended December 31, 2011, we and PEF recorded indemnification charges totaling $48 million for estimated joint owner replacement power costs for 2011 and future years, and provided replacement power totaling $21 million. At December 31, 2011 and 2010, we had recorded liabilities related to guarantees and indemnifications to third parties of $63 million and $31 million, respectively. These amounts included $37 million and $6 million for PEF at December 31, 2011 and 2010, respectively. As current estimates change, additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded in the future.

In addition, the Parent has issued $300 million in guarantees for certain payments of two wholly owned indirect subsidiaries (See Note 23).

D.	OTHER COMMITMENTS AND CONTINGENCIES

MERGER

During January and February 2011, Progress Energy and its directors were named as defendants in 11 purported class action lawsuits with 10 lawsuits brought in the Superior Court, Wake County, N.C., and one lawsuit filed in the United States District Court for the Eastern District of North Carolina, each in connection with the Merger (we refer to these lawsuits as the “actions”). The complaints in the actions alleged, among other things, that the Merger Agreement was the product of breaches of fiduciary duty by the individual defendants, in that it allegedly did not provide for full and fair value for Progress Energy’s shareholders; that the Merger Agreement contained coercive deal protection measures; and that the Merger Agreement and the Merger were approved as a result, allegedly, of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the Merger Agreement. The complaints in the actions also alleged that Progress Energy aided and abetted the individual defendants’ alleged breaches of fiduciary duty. As relief, the plaintiffs in the actions sought, among other things, to enjoin completion of the Merger.

Additionally, the complaint in the federal action was amended in early April 2011 to include allegations that the defendants violated federal securities laws in connection with statements contained in the registration statement filed on Form S-4 by Duke Energy related to the Merger (the Registration Statement).

On March 31, 2011, counsel for the federal action plaintiff sent a derivative demand letter to Mr. William D. Johnson, Chairman, President and CEO of Progress Energy, demanding that the Progress Energy board of directors desist from moving forward with the Merger, make certain disclosures and engage in an auction of the company. Also on March 31, 2011, the same counsel sent Mr. Johnson a substantially identical derivative demand letter on behalf of two other purported Progress Energy shareholders.

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

By order dated June 17, 2011, the court consolidated the state court cases. On June 21, 2011, the plaintiffs in the state court actions filed a verified consolidated amended complaint in the consolidated state court actions alleging breach of fiduciary duty by the individual defendants, and that Progress Energy aided and abetted the individual defendants’ alleged breaches of fiduciary duty. The verified consolidated amended complaint further alleged that the Registration Statement and amendments filed on April 8, April 25, and May 13, 2011, failed to disclose material facts, giving rise to plaintiffs’ claims.

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

On November 29, 2011, the court entered a final order and judgment approving the settlement as fair, reasonable and adequate and awarded legal fees and expenses to plaintiffs’ counsel of $550,000. The court dismissed the action with prejudice and released and fully discharged all claims, including federal claims, which had been or could be in the future asserted in the action or in any court, tribunal or proceeding. On December 8, 2011, the federal action was voluntarily dismissed.

ENVIRONMENTAL

We are subject to federal, state and local regulations regarding environmental matters (See Note 21).

Hurricane Katrina

In May 2011, PEC and PEF were named in a class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that PEC and PEF, along with numerous other utility, oil, coal and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. We believe the plaintiffs’ claim is without merit; however, we cannot predict the outcome of this matter.

Water Discharge Permit

On October 5, 2011, Earthjustice, on behalf of the Sierra Club and Florida Wildlife Federation, filed a petition seeking review of the water discharge permit issued to CR1, CR2 and CR3 raising a number of technical and legal issues with respect to the permit. A settlement has been tentatively reached providing for the withdrawal of the petition and issuance of a revised water discharge permit identical in form to the one under appeal but with an 18 month term. The current permit has a five year term. The settlement, if finalized, will fully resolve the current dispute. We cannot predict the outcome of this matter.

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

On June 14, 2011, the judge in the U.S. Court of Federal Claims issued a ruling to award the Utilities substantially all their asserted damages. In September 2011, after the government dismissed its notice of appeal, the judgment became final. As a result, in September 2011, PEC recorded the $92 million award as an offset for past spent fuel storage costs incurred, of which $27 million was O&M expense. PEC received the cash award in January 2012.

On December 12, 2011, the Utilities filed another complaint in the U.S. Court of Federal Claims against the DOE, claiming damages incurred from January 1, 2006, through December 31, 2010. The damages stem from the same breach of contract asserted in the previous litigation. The Utilities may file subsequent damage claims as they incur additional costs. We cannot predict the outcome of this matter.

SYNTHETIC FUELS MATTERS

On October 21, 2009, a jury delivered a verdict in a lawsuit against Progress Energy and a number of our subsidiaries and affiliates arising out of an Asset Purchase Agreement dated as of October 19, 1999, and amended as of August 23, 2000 (the Asset Purchase Agreement), by and among U.S. Global, LLC (Global); Earthco; certain affiliates of Earthco; EFC Synfuel LLC (which was owned indirectly by Progress Energy, Inc.) and certain of its affiliates, including Solid Energy LLC; Solid Fuel LLC; Ceredo Synfuel LLC; Gulf Coast Synfuel LLC (renamed Sandy River Synfuel LLC) (collectively, the Progress Affiliates), as amended by an amendment to the Asset Purchase Agreement. In a case filed in the Circuit Court for Broward County, Fla., in March 2003 (the Florida Global Case), Global requested an unspecified amount of compensatory damages, as well as declaratory relief. Global asserted (1) that pursuant to the Asset Purchase Agreement, it was entitled to an interest in two synthetic fuels facilities previously owned by the Progress Affiliates and an option to purchase additional interests in the two synthetic fuels facilities and (2) that it was entitled to damages because the Progress Affiliates prohibited it from procuring purchasers for the synthetic fuels facilities. As a result of the expiration of the Section 29 tax credit program on December 31, 2007, all of our synthetic fuels businesses were abandoned and we reclassified our synthetic fuels businesses as discontinued operations.

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

CLAIM OF HOLDER OF CONTINGENT VALUE OBLIGATIONS

On June 10, 2011, Davidson Kempner Partners, M.H. Davidson & Co., Davidson Kempner Institutional Partners, L.P., and Davidson Kempner International, Ltd. (jointly, Davidson Kempner) filed a lawsuit against us in the Supreme Court of the State of New York, County of New York. Davidson Kempner is a holder of CVOs (See Note 16) and alleged that we improperly deducted escrow deposits in 2005 in determining net after-tax cash flow under the agreement governing the CVOs and that by taking this position, we breached our obligation under the agreement to exercise good faith and fair dealing. The plaintiffs alleged that this breach caused injury to the holders of CVOs in the approximate amount of $42 million. The plaintiffs requested declaratory judgment to require that we deduct the escrowed payments in 2006.

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

The Trust, a finance subsidiary, was established in 1999 for the sole purpose of issuing $300 million of 7.10% Cumulative Quarterly Income Preferred Securities due 2039, Series A (Preferred Securities), and using the proceeds thereof to purchase from Funding Corp. $300 million of 7.10% Junior Subordinated Deferrable Interest Notes due 2039 (Subordinated Notes). The Trust has no other operations and its sole assets are the Subordinated Notes and Notes Guarantee (as discussed below). Funding Corp. is a wholly owned subsidiary of Florida Progress and was formed for the sole purpose of providing financing to Florida Progress and its subsidiaries. Funding Corp. does not engage in business activities other than such financing and has no independent operations. Since 1999, Florida Progress has fully and unconditionally guaranteed the obligations of Funding Corp. under the Subordinated Notes. In addition, Florida Progress guaranteed the payment of all distributions related to the Preferred Securities required to be made by the Trust, but only to the extent that the Trust has funds available for such distributions (the Preferred Securities Guarantee). The two guarantees considered together constitute a full and unconditional guarantee by Florida Progress of the Trust’s obligations under the Preferred Securities. The Preferred Securities and the Preferred Securities Guarantee are listed on the New York Stock Exchange.

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

We have guaranteed the payment of all distributions related to the Trust's Preferred Securities. At December 31, 2011, the Trust had outstanding 12 million shares of the Preferred Securities with a liquidation value of $300 million. Our guarantees are joint and several, full and unconditional, and are in addition to the joint and several, full and unconditional guarantees previously issued to the Trust and Funding Corp. by Florida Progress. Our subsidiaries have provisions restricting the payment of dividends to the Parent in certain limited circumstances, and as disclosed in Note 12B, there were no restrictions on PEC’s or PEF’s retained earnings.

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

Condensed Consolidating Statement of Income
Year ended December 31, 2011
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Operating revenues	$-	$4,379	$4,528	$-	$8,907
Affiliate revenues	-	-	272	(272)	-
Total operating revenues	-	4,379	4,800	(272)	8,907
Operating expenses
Fuel used in electric generation	-	1,506	1,387	-	2,893
Purchased power	-	778	315	-	1,093
Operation and maintenance	10	881	1,407	(262)	2,036
Depreciation, amortization and accretion	-	169	532	-	701
Taxes other than on income	-	350	218	(6)	562
Other	-	(1)	35	-	34
Total operating expenses	10	3,683	3,894	(268)	7,319
Operating (loss) income	(10)	696	906	(4)	1,588
Other income (expense)
Interest income	-	1	2	(1)	2
Allowance for equity funds used during construction	-	32	71	-	103
Other, net	(61)	5	(4)	2	(58)
Total other (expense) income, net	(61)	38	69	1	47
Interest charges
Interest charges	279	276	205	-	760
Allowance for borrowed funds used during construction	-	(14)	(21)	-	(35)
Total interest charges, net	279	262	184	-	725
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(350)	472	791	(3)	910
Income tax (benefit) expense	(127)	170	275	5	323
Equity in earnings of consolidated subsidiaries	798	-	-	(798)	-
Income from continuing operations	575	302	516	(806)	587
Discontinued operations, net of tax	-	(3)	(2)	-	(5)
Net income	575	299	514	(806)	582
Net income attributable to noncontrolling interests, net of tax	-	(4)	-	(3)	(7)
Net income attributable to controlling interests	$575	$295	$514	$(809)	$575

Condensed Consolidating Statement of Income
Year ended December 31, 2010
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Operating revenues	$-	$5,268	$4,922	$-	$10,190
Affiliate revenues	-	-	248	(248)	-
Total operating revenues	-	5,268	5,170	(248)	10,190
Operating expenses
Fuel used in electric generation	-	1,614	1,686	-	3,300
Purchased power	-	977	302	-	1,279
Operation and maintenance	7	912	1,345	(237)	2,027
Depreciation, amortization and accretion	-	426	494	-	920
Taxes other than on income	-	362	225	(7)	580
Other	-	17	13	-	30
Total operating expenses	7	4,308	4,065	(244)	8,136
Operating (loss) income	(7)	960	1,105	(4)	2,054
Other income (expense)
Interest income	7	2	5	(7)	7
Allowance for equity funds used during construction	-	28	64	-	92
Other, net	(1)	1	(3)	3	-
Total other income, net	6	31	66	(4)	99
Interest charges
Interest charges	282	293	211	(7)	779
Allowance for borrowed funds used during construction	-	(13)	(19)	-	(32)
Total interest charges, net	282	280	192	(7)	747
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(283)	711	979	(1)	1,406
Income tax (benefit) expense	(111)	267	378	5	539
Equity in earnings of consolidated subsidiaries	1,027	-	-	(1,027)	-
Income from continuing operations	855	444	601	(1,033)	867
Discontinued operations, net of tax	1	(1)	(4)	-	(4)
Net income	856	443	597	(1,033)	863
Net (income) loss attributable to noncontrolling interests, net of tax	-	(4)	1	(4)	(7)
Net income attributable to controlling interests	$856	$439	$598	$(1,037)	$856

Condensed Consolidating Statement of Income
Year ended December 31, 2009
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Operating revenues	$-	$5,259	$4,626	$-	$9,885
Affiliate revenues	-	-	235	(235)	-
Total operating revenues	-	5,259	4,861	(235)	9,885
Operating expenses
Fuel used in electric generation	-	2,072	1,680	-	3,752
Purchased power	-	682	229	-	911
Operation and maintenance	8	839	1,269	(222)	1,894
Depreciation, amortization and accretion	-	502	484	-	986
Taxes other than on income	-	347	216	(6)	557
Other	-	13	-	-	13
Total operating expenses	8	4,455	3,878	(228)	8,113
Operating (loss) income	(8)	804	983	(7)	1,772
Other income (expense)
Interest income	10	5	9	(10)	14
Allowance for equity funds used during construction	-	91	33	-	124
Other, net	18	6	(22)	4	6
Total other income, net	28	102	20	(6)	144
Interest charges
Interest charges	233	280	215	(10)	718
Allowance for borrowed funds used during construction	-	(27)	(12)	-	(39)
Total interest charges, net	233	253	203	(10)	679
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(213)	653	800	(3)	1,237
Income tax (benefit) expense	(93)	200	286	4	397
Equity in earnings of consolidated subsidiaries	875	-	-	(875)	-
Income from continuing operations	755	453	514	(882)	840
Discontinued operations, net of tax	2	(43)	(38)	-	(79)
Net income	757	410	476	(882)	761
Net (income) loss attributable to noncontrolling interests, net of tax	-	(3)	2	(3)	(4)
Net income attributable to controlling interests	$757	$407	$478	$(885)	$757

Condensed Consolidating Balance Sheet
December 31, 2011
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
ASSETS
Utility plant, net	$-	$10,523	$11,887	$87	$22,497
Current assets
Cash and cash equivalents	117	92	21	-	230
Receivables, net	-	372	517	-	889
Notes receivable from affiliated companies	53	-	219	(272)	-
Regulatory assets	-	244	31	-	275
Derivative collateral posted	-	123	24	-	147
Prepayments and other current assets	128	852	1,049	(87)	1,942
Total current assets	298	1,683	1,861	(359)	3,483
Deferred debits and other assets
Investment in consolidated subsidiaries	14,043	-	-	(14,043)	-
Regulatory assets	-	1,602	1,423	-	3,025
Goodwill	-	-	-	3,655	3,655
Nuclear decommissioning trust funds	-	559	1,088	-	1,647
Other assets and deferred debits	140	242	856	(486)	752
Total deferred debits and other assets	14,183	2,403	3,367	(10,874)	9,079
Total assets	$14,481	$14,609	$17,115	$(11,146)	$35,059
CAPITALIZATION AND LIABILITIES
Equity
Common stock equity	$10,021	$4,728	$5,646	$(10,374)	$10,021
Noncontrolling interests	-	4	-	-	4
Total equity	10,021	4,732	5,646	(10,374)	10,025
Preferred stock of subsidiaries	-	34	59	-	93
Long-term debt, affiliate	-	309	-	(36)	273
Long-term debt, net	3,543	4,482	3,693	-	11,718
Total capitalization	13,564	9,557	9,398	(10,410)	22,109
Current liabilities
Current portion of long-term debt	450	-	500	-	950
Short-term debt	250	233	188	-	671
Notes payable to affiliated companies	-	238	34	(272)	-
Derivative liabilities	38	268	130	-	436
Other current liabilities	161	839	1,112	(84)	2,028
Total current liabilities	899	1,578	1,964	(356)	4,085
Deferred credits and other liabilities
Noncurrent income tax liabilities	-	837	1,976	(458)	2,355
Regulatory liabilities	-	1,071	1,543	86	2,700
Other liabilities and deferred credits	18	1,566	2,234	(8)	3,810
Total deferred credits and other liabilities	18	3,474	5,753	(380)	8,865
Total capitalization and liabilities	$14,481	$14,609	$17,115	$(11,146)	$35,059

Condensed Consolidating Balance Sheet
December 31, 2010
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
ASSETS
Utility plant, net	$-	$10,189	$10,961	$90	$21,240
Current assets
Cash and cash equivalents	110	270	231	-	611
Receivables, net	-	497	536	-	1,033
Notes receivable from affiliated companies	14	48	115	(177)	-
Regulatory assets	-	105	71	-	176
Derivative collateral posted	-	140	24	-	164
Prepayments and other current assets	30	751	984	(273)	1,492
Total current assets	154	1,811	1,961	(450)	3,476
Deferred debits and other assets
Investment in consolidated subsidiaries	14,316	-	-	(14,316)	-
Regulatory assets	-	1,387	987	-	2,374
Goodwill	-	-	-	3,655	3,655
Nuclear decommissioning trust funds	-	554	1,017	-	1,571
Other assets and deferred debits	75	238	894	(469)	738
Total deferred debits and other assets	14,391	2,179	2,898	(11,130)	8,338
Total assets	$14,545	$14,179	$15,820	$(11,490)	$33,054
CAPITALIZATION AND LIABILITIES
Equity
Common stock equity	$10,023	$4,957	$5,686	$(10,643)	$10,023
Noncontrolling interests	-	4	-	-	4
Total equity	10,023	4,961	5,686	(10,643)	10,027
Preferred stock of subsidiaries	-	34	59	-	93
Long-term debt, affiliate	-	309	-	(36)	273
Long-term debt, net	3,989	4,182	3,693	-	11,864
Total capitalization	14,012	9,486	9,438	(10,679)	22,257
Current liabilities
Current portion of long-term debt	205	300	-	-	505
Notes payable to affiliated companies	-	175	3	(178)	-
Derivative liabilities	18	188	53	-	259
Other current liabilities	278	1,002	1,184	(273)	2,191
Total current liabilities	501	1,665	1,240	(451)	2,955
Deferred credits and other liabilities
Noncurrent income tax liabilities	3	528	1,608	(443)	1,696
Regulatory liabilities	-	1,084	1,461	90	2,635
Other liabilities and deferred credits	29	1,416	2,073	(7)	3,511
Total deferred credits and other liabilities	32	3,028	5,142	(360)	7,842
Total capitalization and liabilities	$14,545	$14,179	$15,820	$(11,490)	$33,054

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2011
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Net cash provided by operating activities	$756	$706	$1,251	$(1,098)	$1,615
Investing activities
Gross property additions	-	(818)	(1,248)	-	(2,066)
Nuclear fuel additions	-	(15)	(211)	-	(226)
Purchases of available-for-sale securities and other investments	-	(4,438)	(579)	-	(5,017)
Proceeds from available-for-sale securities and other investments	-	4,441	529	-	4,970
Changes in advances to affiliated companies	(38)	48	(104)	94	-
Contributions to consolidated subsidiaries	(11)	-	-	11	-
Other investing activities	(24)	121	29	1	127
Net cash used by investing activities	(73)	(661)	(1,584)	106	(2,212)
Financing activities
Issuance of common stock, net	53	-	-	-	53
Dividends paid on common stock	(734)	-	-	-	(734)
Dividends paid to parent	-	(513)	(585)	1,098	-
Net decrease in short-term debt	250	233	185	(1)	667
Proceeds from issuance of long-term debt, net	495	296	495	-	1,286
Retirement of long-term debt	(700)	(300)	-	-	(1,000)
Changes in advances from affiliated companies	-	63	31	(94)	-
Contributions from parent	-	10	1	(11)	-
Other financing activities	(40)	(12)	(4)	-	(56)
Net cash (used) provided by financing activities	(676)	(223)	123	992	216
Net increase (decrease) in cash and cash equivalents	7	(178)	(210)	-	(381)
Cash and cash equivalents at beginning of year	110	270	231	-	611
Cash and cash equivalents at end of year	$117	$92	$21	$-	$230

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2010
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Net cash provided by operating activities	$16	$1,181	$1,562	$(222)	$2,537
Investing activities
Gross property additions	-	(1,014)	(1,231)	24	(2,221)
Nuclear fuel additions	-	(38)	(183)	-	(221)
Purchases of available-for-sale securities and other investments	-	(6,391)	(618)	-	(7,009)
Proceeds from available-for-sale securities and other investments	-	6,395	595	-	6,990
Changes in advances to affiliated companies	15	(2)	188	(201)	-
Return of investment in consolidated subsidiaries	54	-	-	(54)	-
Contributions to consolidated subsidiaries	(171)	-	-	171	-
Other investing activities	113	60	3	(115)	61
Net cash provided (used) by investing activities	11	(990)	(1,246)	(175)	(2,400)
Financing activities
Issuance of common stock, net	434	-	-	-	434
Dividends paid on common stock	(717)	-	-	-	(717)
Dividends paid to parent	-	(102)	(100)	202	-
Dividends paid to parent in excess of retained earnings	-	-	(54)	54	-
Net decrease in short-term debt	(140)	-	-	-	(140)
Proceeds from issuance of long-term debt, net	-	591	-	-	591
Retirement of long-term debt	(100)	(300)	-	-	(400)
Changes in advances from affiliated companies	-	(201)	-	201	-
Contributions from parent	-	33	152	(185)	-
Other financing activities	-	(14)	(130)	125	(19)
Net cash (used) provided by financing activities	(523)	7	(132)	397	(251)
Net (decrease) increase in cash and cash equivalents	(496)	198	184	-	(114)
Cash and cash equivalents at beginning of year	606	72	47	-	725
Cash and cash equivalents at end of year	$110	$270	$231	$-	$611

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2009
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Net cash provided by operating activities	$108	$1,079	$1,282	$(198)	$2,271
Investing activities
Gross property additions	-	(1,449)	(858)	12	(2,295)
Nuclear fuel additions	-	(78)	(122)	-	(200)
Proceeds from sales of assets to affiliated companies	-	-	11	(11)	-
Purchases of available-for-sale securities and other investments	-	(1,548)	(802)	-	(2,350)
Proceeds from available-for-sale securities and other investments	-	1,558	756	-	2,314
Changes in advances to affiliated companies	4	(2)	(172)	170	-
Return of investment in consolidated subsidiaries	12	-	-	(12)	-
Contributions to consolidated subsidiaries	(688)	-	-	688	-
Other investing activities	-	-	(1)	-	(1)
Net cash used by investing activities	(672)	(1,519)	(1,188)	847	(2,532)
Financing activities
Issuance of common stock, net	623	-	-	-	623
Dividends paid on common stock	(693)	-	-	-	(693)
Dividends paid to parent	-	(1)	(200)	201	-
Dividends paid to parent in excess of retained earnings	-	-	(12)	12	-
Payments of short-term debt with original maturities greater than 90 days	(629)	-	-	-	(629)
Net increase (decrease) in short-term debt	100	(371)	(110)	-	(381)
Proceeds from issuance of long-term debt, net	1,683	-	595	-	2,278
Retirement of long-term debt	-	-	(400)	-	(400)
Changes in advances from affiliated companies	-	170	-	(170)	-
Contributions from parent	-	653	49	(702)	-
Other financing activities	(2)	(12)	12	10	8
Net cash provided (used) by financing activities	1,082	439	(66)	(649)	806
Net increase (decrease) in cash and cash equivalents	518	(1)	28	-	545
Cash and cash equivalents at beginning of year	88	73	19	-	180
Cash and cash equivalents at end of year	$606	$72	$47	$-	$725

24.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data was as follows:

Progress Energy
(in millions except per share data)	First	Second	Third	Fourth
2011
Operating revenues	$2,167	$2,256	$2,747	$1,737
Operating income	451	428	690	19
Income (loss) from continuing operations	187	180	293	(73)
Net income (loss)	185	178	293	(74)
Net income (loss) attributable to controlling interests	184	176	291	(76)
Common stock data
Basic and diluted earnings per common share
Income (loss) from continuing operations attributable to controlling interests, net of tax	0.63	0.60	0.98	(0.25)
Net income (loss) attributable to controlling interests	0.62	0.60	0.98	(0.25)
Dividends declared per common share	0.620	0.620	0.620	0.259
Market price per share
High	46.83	49.03	52.42	56.33
Low	42.55	45.20	42.05	49.37
2010
Operating revenues	$2,535	$2,372	$2,962	$2,321
Operating income	494	440	753	367
Income from continuing operations	191	181	365	130
Net income	190	180	365	128
Net income attributable to controlling interests	190	180	361	125
Common stock data
Basic and diluted earnings per common share
Income from continuing operations attributable to controlling interests, net of tax	0.67	0.62	1.23	0.43
Net income attributable to controlling interests	0.67	0.62	1.23	0.42
Dividends declared per common share	0.620	0.620	0.620	0.620
Market price per share
High	41.35	40.69	44.82	45.61
Low	37.04	37.13	38.96	43.08

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

In the third quarter of 2011, we determined the fair value of the CVOs based on the purchase price in a negotiated settlement agreement. As a result, we recognized $50 million of expense, net of tax, related to the change in the CVOs’ fair market value. See Note 16 for additional information.

During the fourth quarter of 2011, we recorded $288 million to be refunded to customers through the fuel clause in accordance with the 2012 settlement agreement. This was recognized as a reduction in operating revenues. See Note 8C for additional information.

PEC

Summarized quarterly financial data was as follows:

(in millions)	First	Second	Third	Fourth
2011
Operating revenues	$1,133	$1,060	$1,332	$1,003
Operating income	228	192	329	136
Net income	131	107	199	79
Net income attributable to controlling interests	131	107	199	79
2010
Operating revenues	$1,263	$1,117	$1,414	$1,128
Operating income	266	196	402	207
Net income	136	111	236	119
Net income attributable to controlling interests	138	112	234	119

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

PEF

Summarized quarterly financial data was as follows:

(in millions)	First	Second	Third	Fourth
2011
Operating revenues	$1,032	$1,193	$1,414	$730
Operating income (loss)	216	234	361	(113)
Net income (loss)	102	113	203	(104)
2010
Operating revenues	$1,270	$1,252	$1,543	$1,189
Operating income	222	244	344	149
Net income	102	119	180	52

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

During the fourth quarter of 2011, PEF recorded $288 million to be refunded to customers through the fuel clause in accordance with the 2012 settlement agreement. This was recognized as a reduction in operating revenues. See Note 8C for additional information.

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

Management assessed the effectiveness of Progress Energy’s internal control over financial reporting at December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Progress Energy’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Corporate Performance Committee (Audit Committee) of the board of directors.

Based on our assessment, management determined that, at December 31, 2011, Progress Energy maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the internal control over financial reporting of Progress Energy as of December 31, 2011, as stated in their report, which is included below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in Progress Energy's internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF PROGRESS ENERGY, INC.:

We have audited the internal control over financial reporting of Progress Energy, Inc. and Subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 28, 2012

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

Management assessed the effectiveness of PEC’s internal control over financial reporting at December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of PEC’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors.

Based on our assessment, management determined that, at December 31, 2011, PEC maintained effective internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in PEC’s internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Management assessed the effectiveness of PEF’s internal control over financial reporting at December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of PEF’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors.

Based on our assessment, management determined that, at December 31, 2011, PEF maintained effective internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in PEF’s internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a)
Information regarding Progress Energy’s directors and PEC’s directors will be set forth in Progress Energy’s and PEC’s definitive proxy statements for the 2012 Annual Meetings of Shareholders or will be filed with the SEC as part of an amendment to the Annual Report on Form 10-K/A within 120 days after the end of our fiscal year and is incorporated by reference herein.

b)	Information regarding both Progress Energy’s and PEC’s executive officers is set forth in PART I and is incorporated by reference herein.

c)
We have adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller (or persons performing similar functions). Our board of directors has adopted our Code of Ethics as its own standard. Board members, Progress Energy officers and Progress Energy employees certify their compliance with the Code of Ethics on an annual basis. Our Code of Ethics is posted on our website at www.progress-energy.com/investor and is available in print at no cost to any shareholder upon written request.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller by posting such information on our website cited above.

d)
Information regarding the Audit and Corporate Performance Committee of Progress Energy’s board of directors is set forth in Progress Energy’s definitive proxy statement for the 2012 Annual Meeting of Shareholders or will be filed as part of an amendment to the Annual Report on Form 10-K/A, and is incorporated by reference herein.

PEC does not have a separate audit committee. Information regarding the responsibilities of the Audit and Corporate Performance Committee of Progress Energy’s board with respect to PEC is set forth in PEC’s definitive proxy statement for the 2012 Annual Meeting of Shareholders or will be filed as part of an amendment to the Annual Report on Form 10-K/A, and is incorporated by reference herein.

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

f)
Information regarding our compliance with Section 16(a) of the Securities Exchange Act of 1934 and certain corporate governance matters is set forth in Progress Energy’s and PEC’s definitive proxy statements for the 2012 Annual Meeting of Shareholders or will be filed as part of amendments to the Annual Report on Form 10-K/A, and is incorporated by reference herein.

g)           The following are available on our website cited above and in print at no cost:

•	Audit and Corporate Performance Committee Charter
•	Corporate Governance Committee Charter
•	Organization and Compensation Committee Charter
•	Corporate Governance Guidelines

h)
Our 2012 Annual Meeting of Shareholders will be held on August 8, 2012, unless the Merger with Duke Energy has been completed by that date, in which case no 2012 Annual Meeting of Shareholders will be held. Shareholder proposals submitted for inclusion in the proxy statement for our 2012 Annual Meeting must be received no later than May 1, 2012, at our principal executive offices, addressed to the attention of:

John R. McArthur
Executive Vice President, General Counsel and Corporate Secretary
Progress Energy, Inc.
P.O. Box 1551
Raleigh, North Carolina 27602-1551

Upon receipt of any such proposal, we will determine whether or not to include such proposal in the proxy statement and proxy in accordance with regulations governing the solicitation of proxies.

A Progress Energy shareholder who otherwise intends to present business at the 2012 Annual Meeting of Shareholders, or who wishes to nominate a candidate for director, must comply with our By-Laws. Our By-Laws require, among other things, that for nominations of persons for election to the board of directors or the proposal of business not included in the notice of meeting to be considered by the shareholders at an annual meeting, a shareholder must give timely written notice thereof. To be timely for the 2012 Annual Meeting of Shareholders, our Corporate Secretary must receive that notice not later than May 1, 2012, and the Corporate Secretary must receive notice of a shareholder's intention to present other business not later than May 1, 2012. The notice must contain and be accompanied by certain information as specified in our By-Laws. We reserve the right to reject, rule out of order or take other appropriate action with respect to any proposal that does not comply with these or other applicable requirements.

Any shareholder desiring a copy of our By-Laws will be furnished one without charge upon written request to the Corporate Secretary. A copy of the By-Laws, as amended and restated on May 10, 2006, was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and is available at the SEC’s website at www.sec.gov.

The information called for by Item 10 is omitted for PEF pursuant to Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding Progress Energy’s executive compensation and certain matters related to the Organization and Compensation Committee of Progress Energy’s board is set forth in Progress Energy’s definitive proxy statement for the 2012 Annual Meeting of Shareholders or will be filed as part of an amendment to the Annual Report on Form 10-K/A, and is incorporated by reference herein. Information regarding PEC’s executive compensation and PEC’s decision to delegate authority to approve senior management compensation to the Organization and Compensation Committee of Progress Energy’s board rather than having its own standing compensation committee is set forth in PEC’s definitive proxy statement for the 2012 Annual Meeting of Shareholders or will be filed as part of an amendment to the Annual Report on Form 10-K/A, and is incorporated by reference herein.

The information called for by Item 11 is omitted for PEF pursuant to Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a)
Information regarding any person Progress Energy and PEC knows to be the beneficial owner of more than 5 percent of any class of its voting securities is set forth in its definitive proxy statement for the 2012 Annual Meeting of Shareholders or will be filed as part of an amendment to the Annual Report on Form 10-K/A, and is incorporated by reference herein.

b)
Information regarding the security ownership of Progress Energy’s and PEC’s management is set forth, respectively, in Progress Energy’s and PEC’s definitive proxy statements for the 2012 Annual Meeting of Shareholders or will be filed as part of an amendment to the Annual Report on Form 10-K/A, and is incorporated by reference herein.

c)
Information regarding the equity compensation plans of Progress Energy is set forth under the heading “Equity Compensation Plan Information” in Progress Energy’s definitive proxy statement for the 2012 Annual Meeting of Shareholders or will be filed as part of an amendment to the Annual Report on Form 10-K/A, and is incorporated by reference herein.

The information called for by Item 12 is omitted for PEF pursuant to Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth, respectively, in Progress Energy’s and PEC’s definitive proxy statements for the 2012 Annual Meeting of Shareholders or will be filed as part of an amendment to the Annual Report on Form 10-K/A, and is incorporated by reference herein.

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

Information regarding principal accountant fees and services is set forth, respectively, in Progress Energy’s and PEC’s definitive proxy statements for the 2012 Annual Meeting of Shareholders or will be filed with the SEC as part of an amendment to the Annual Report on Form 10-K/A, and is incorporated by reference herein.

PEF

Set forth in the table below is certain information relating to the aggregate fees billed by Deloitte for professional services rendered to PEF for the fiscal years ended December 31.

	2011	2010
Audit fees	$1,884,000	$1,736,000
Audit-related fees	8,000	50,000
Tax fees	4,000	4,000
Total	$1,896,000	$1,790,000

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

Audit-related fees include fees billed for (i) special procedures and letter reports, (ii) benefit plan audits when fees are paid by PEF rather than directly by the plan, (iii) accounting consultations for prospective transactions not arising directly from the audits, and (iv) accounting research tool subscriptions.

Tax fees include fees billed for tax compliance matters.

The Audit Committee has concluded that the provision of the nonaudit services listed above as Tax fees is compatible with maintaining Deloitte’s independence.

None of the services provided was approved by the Audit Committee pursuant to the “de minimis” waiver provisions described above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of the report:

	1.	Financial Statements Filed:

		See Item 8 – Financial Statements and Supplementary Data

	2.	Financial Statement Schedules Filed:

		Consolidated Financial Statement Schedules for the Years Ended December 31, 2011, 2010 and 2009:

		Schedule II - Valuation and Qualifying Accounts - Progress Energy, Inc.	247

		Schedule II - Valuation and Qualifying Accounts - Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.	248

		Schedule II - Valuation and Qualifying Accounts - Florida Power Corporation d/b/a Progress Energy Florida, Inc.	249

		All other schedules have been omitted as not applicable or are not required because the information required to be shown is included in the Financial Statements or the Combined Notes to the Financial Statements.

	3.	Exhibits Filed:

		See EXHIBIT INDEX

PROGRESS ENERGY, INC.
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31
(in millions)

Description	Balance at Beginning of Period	Additions Charged to Expenses	Charged to Other Accounts		Deductions(a)		Balance at End of Period

Valuation and qualifying accounts deducted on the balance sheet from the related assets:

2011
Uncollectible accounts	$35	$10	$1		$(19	)(b)	$27
Inventory valuation(c)	17	2	-		(2)		17
Fossil fuel plants dismantlement reserve	144	4	-		-		148
Nuclear refueling outage reserve	15	5	-		-		20
Deferred tax asset valuation allowance	60	11	-		-		71

2010
Uncollectible accounts	$18	$18	$24	(b)	$(25)		$35
Inventory valuation(c)	14	3	-		-		17
Fossil fuel plant dismantlement reserve	143	4	-		(3)		144
Nuclear refueling outage reserve	5	13	-		(3)		15
Deferred tax asset valuation allowance	55	5	-		-		60

2009
Uncollectible accounts	$18	$32	$-		$(32)		$18
Inventory valuation(c)	-	14	-		-		14
Fossil fuel plants dismantlement reserve	145	1	-		(3)		143
Nuclear refueling outage reserve	14	18	-		(27)		5
Deferred tax asset valuation allowance	55	-	-		-		55

(a)	Deductions from valuation accounts represent write-offs, net of recoveries, or the release of valuation allowances.
(b)	Includes $6 million deduction in 2011 and $18 million charge in 2010 related to other noncustomer receivables.
(c)	Relates to the impact of PEC's decision to retire 11 coal-fired units prior to the end of their estimated useful lives.

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31
(in millions)

Description	Balance at Beginning of Period	Additions Charged to Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period

Valuation and qualifying accounts deducted on the balance sheet from the related assets:

2011
Uncollectible accounts	$10	$2	$-	$(3)	$9
Inventory valuation(b)	17	2	-	(2)	17

2010
Uncollectible accounts	$8	$3	$2	$(3)	$10
Inventory valuation(b)	14	3	-	-	17

2009
Uncollectible accounts	$6	$14	$1	$(13)	$8
Inventory valuation(b)	-	14	-	-	14

(a)	Deductions from valuation accounts represent write-offs, net of recoveries.
(b)	Relates to the impact of PEC's decision to retire 11 coal-fired units prior to the end of their estimated useful lives.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31
(in millions)

Description	Balance at Beginning of Period	Additions Charged to Expenses	Charged to Other Accounts		Deductions(a)		Balance at End of Period

Valuation and qualifying accounts deducted on the balance sheet from the related assets:

2011
Uncollectible accounts	$25	$8	$1		$(16	)(b)	$18
Fossil fuel plants dismantlement reserve	144	4	-		-		148
Nuclear refueling outage reserve	15	5	-		-		20

2010
Uncollectible accounts	$10	$15	$22	(b)	$(22)		$25
Fossil fuel plants dismantlement reserve	143	4	-		(3)		144
Nuclear refueling outage reserve	5	13	-		(3)		15

2009
Uncollectible accounts	$11	$18		$(1)	$(18)		$10
Fossil fuel plants dismantlement reserve	145	1	-		(3)		143
Nuclear refueling outage reserve	14	18	-		(27)		5

(a)	Deductions from valuation accounts represent write-offs, net of recoveries.
(b)	Includes $6 million deduction in 2011 and $18 million charge in 2010 related to other noncustomer receivables.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PROGRESS ENERGY, INC.
Date: February 28, 2012	(Registrant)

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

Signature	Title	Date

/s/ William D. Johnson	Chairman	February 28, 2012
(William D. Johnson)

/s/ John D. Baker II	Director	February 28, 2012
(John D. Baker II)

/s/ James E. Bostic, Jr.	Director	February 28, 2012
(James E. Bostic, Jr.)

/s/ Harris E. DeLoach, Jr.	Director	February 28, 2012
(Harris E. DeLoach, Jr.)

/s/ James B. Hyler, Jr.	Director	February 28, 2012
(James B. Hyler, Jr.)

/s/ Robert W. Jones	Director	February 28, 2012
(Robert W. Jones)

/s/ W. Steven Jones	Director	February 28, 2012
(W. Steven Jones)

/s/ Melquiades R. Martinez	Director	February 28, 2012
(Melquiades R. Martinez)

/s/ E. Marie McKee	Director	February 28, 2012
(E. Marie McKee)

/s/ John H. Mullin, III	Director	February 28, 2012
(John H. Mullin, III)

/s/ Charles W. Pryor, Jr.	Director	February 28, 2012
(Charles W. Pryor, Jr.)

/s/ Carlos A. Saladrigas	Director	February 28, 2012
(Carlos A. Saladrigas)

/s/ Theresa M. Stone	Director	February 28, 2012
(Theresa M. Stone)

/s/ Alfred C. Tollison, Jr.	Director	February 28, 2012
(Alfred C. Tollison, Jr.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CAROLINA POWER & LIGHT COMPANY
Date: February 28, 2012	(Registrant)

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

Signature	Title	Date

/s/ William D. Johnson	Chairman	February 28, 2012
(William D. Johnson)

/s/ Jeffrey A. Corbett	Director	February 28, 2012
(Jeffrey A. Corbett)

/s/ Jeffrey J. Lyash	Director	February 28, 2012
(Jeffrey J. Lyash)

/s/ John R. McArthur	Director	February 28, 2012
(John R. McArthur)

/s/ Mark F. Mulhern	Director	February 28, 2012
(Mark F. Mulhern)

/s/ James Scarola	Director	February 28, 2012
(James Scarola)

/s/ Paula J. Sims	Director	February 28, 2012
(Paula J. Sims)

/s/ Lloyd M. Yates	Director	February 28, 2012
(Lloyd M. Yates)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

FLORIDA POWER CORPORATION
Date: February 28, 2012	(Registrant)

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

Signature	Title	Date

/s/ William D. Johnson	Chairman	February 28, 2012
(William D. Johnson)

/s/ Vincent M. Dolan	Director	February 28, 2012
(Vincent M. Dolan)

/s/ Michael A. Lewis	Director	February 28, 2012
(Michael A. Lewis)

/s/ Jeffrey J. Lyash	Director	February 28, 2012
(Jeffrey J. Lyash)

/s/ John R. McArthur	Director	February 28, 2012
(John R. McArthur)

/s/ Mark F. Mulhern	Director	February 28, 2012
(Mark F. Mulhern)

/s/ Paula J. Sims	Director	February 28, 2012
(Paula J. Sims)

EXHIBIT INDEX

Number	Exhibit	Progress Energy, Inc.	PEC	PEF
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

*3a(2)
Amended and Restated Articles of Incorporation of Progress Energy, Inc. (f/k/a CP&L Energy, Inc.), as amended and restated on June 15, 2000 (filed as Exhibit No. 3a(1) to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15929 and No. 1-3382).
X

*3a(3)
Articles of Amendment to the Amended and Restated Articles of Incorporation of Progress Energy, Inc. (f/k/a CP&L Energy, Inc.), dated December 4, 2000 (filed as Exhibit 3b(1) to Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 28, 2002, File No. 1-15929).
X

*3a(4)
Articles of Amendment to the Amended and Restated Articles of Incorporation of Progress Energy, Inc., dated May 10, 2006 (filed as Exhibit 3.A to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 1-15929, 1-3382 and 1-3274).
X

*3a(5)
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
X

*3b(3)	By-Laws of Florida Power Corporation, as amended September 20, 2010 (filed as Exhibit 3.1 to the Florida Power Corporation Current Report on Form 8-K, dated			X

September 20, 2010, File No. 1-3274).

*4a(1)
Description of Preferred Stock and the rights of the holders thereof (as set forth in Article Fourth of the Restated Charter of Carolina Power & Light Company, as amended, and Sections 1-9, 15, 16, 22-27, and 31 of the By-Laws of Carolina Power & Light Company, as amended (filed as Exhibit 4(f), File No. 33-25560).
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
X

*4b(1)
Mortgage and Deed of Trust dated as of May 1, 1940 between Carolina Power & Light Company and The Bank of New York (formerly, Irving Trust Company) and Frederick G. Herbst (Douglas J. MacInnes, Successor), Trustees and the First through Fifth Supplemental Indentures thereto (Exhibit 2(b), File No. 2-64189); the Sixth through Sixty-sixth Supplemental Indentures (Exhibit 2(b)-5, File No. 2-16210; Exhibit 2(b)-6, File No. 2-16210; Exhibit 4(b)-8, File No. 2-19118; Exhibit 4(b)-2, File No. 2-22439; Exhibit 4(b)-2, File No. 2-24624; Exhibit 2(c), File No. 2-27297; Exhibit 2(c), File No. 2-30172; Exhibit 2(c), File No. 2-35694; Exhibit 2(c), File No. 2-37505; Exhibit 2(c), File No. 2-39002; Exhibit 2(c), File No. 2-41738; Exhibit 2(c), File No. 2-43439; Exhibit 2(c), File No. 2-47751; Exhibit 2(c), File No. 2-49347; Exhibit 2(c), File No. 2-53113; Exhibit 2(d), File No. 2-53113; Exhibit 2(c), File No. 2-59511; Exhibit 2(c), File No. 2-61611; Exhibit 2(d), File No. 2-64189; Exhibit 2(c), File No. 2-65514; Exhibits 2(c) and 2(d), File No. 2-66851; Exhibits 4(b)-1, 4(b)-2, and 4(b)-3, File No. 2-81299; Exhibits 4(c)-1 through 4(c)-8, File No. 2-95505; Exhibits 4(b) through 4(h), File No. 33-25560; Exhibits 4(b) and 4(c), File No. 33-33431; Exhibits 4(b) and 4(c), File No. 33-38298; Exhibits 4(h) and 4(i), File No. 33-42869; Exhibits 4(e)-(g), File No. 33-48607; Exhibits 4(e) and 4(f), File No. 33-55060; Exhibits 4(e) and 4(f), File No. 33-60014; Exhibits 4(a) and 4(b) to Post-Effective Amendment No. 1, File No. 33-38349; Exhibit 4(e), File No. 33-50597; Exhibit 4(e) and 4(f), File No. 33-57835; Exhibit to Current Report on Form 8-K dated August 28, 1997, File No. 1-3382; Form

X

of Carolina Power & Light Company First Mortgage Bond, 6.80% Series Due August 15, 2007 filed as Exhibit 4 to Form 10-Q for the period ended September 30, 1998, File No. 1-3382; Exhibit 4(b), File No. 333-69237; and Exhibit 4(c) to Current Report on Form 8-K dated March 19, 1999, File No. 1-3382.); and the Sixty-eighth Supplemental Indenture (Exhibit No. 4(b) to Current Report on Form 8-K dated April 20, 2000, File No. 1-3382; and the Sixty-ninth Supplemental Indenture (Exhibit No. 4b(2) to Annual Report on Form 10-K dated March 29, 2001, File No. 1-3382); and the Seventieth Supplemental Indenture, (Exhibit 4b(3) to Annual Report on Form 10-K dated March 29, 2001, File No. 1-3382); and the Seventy-first Supplemental Indenture (Exhibit 4b(2) to Annual Report on Form 10-K dated March 28, 2002, File No. 1-3382 and 1-15929); the Seventy-second Supplemental Indenture (Exhibit 4 to PEC Current Report on Form 8-K dated September 12, 2003, File No. 1-3382); the Seventy-third Supplemental Indenture (Exhibit 4 to PEC Current Report on Form 8-K dated March 22, 2005, File No. 1-3382); the Seventy-fourth Supplemental Indenture (Exhibit 4 to PEC Current Report on Form 8-K dated November 30, 2005, File No. 1-3382); the Seventy-fifth Supplemental Indenture (Exhibit 4 to PEC Current Report on Form 8-K dated March 13, 2008, File No. 1-3382); the Seventy-sixth Supplemental Indenture (Exhibit 4 to PEC Current Report on Form 8-K dated January 8, 2009, File No. 1-3382); the Seventy-seventh Supplemental Indenture (Exhibit 4 to PEC Current Report on Form 8-K dated June 18, 2009, File No. 1-3382); and the Seventy-eighth Supplemental Indenture (Exhibit 4 to PEC Current Report on Form 8-K dated September 12, 2011, File No. 1-3382).

*4b(2)
Indenture, dated as of January 1, 1944 (the "Indenture"), between Florida Power Corporation and Guaranty Trust Company of New York and The Florida National Bank of Jacksonville, as Trustees (filed as Exhibit B-18 to Florida Power's Registration Statement on Form A-2) (No. 2-5293) filed with the SEC on January 24, 1944).
X

*4b(3)
Seventh Supplemental Indenture (filed as Exhibit 4(b) to Florida Power Corporation's Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991); and the Eighth Supplemental Indenture (filed as Exhibit 4(c) to Florida Power Corporation's Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991); and the Sixteenth Supplemental Indenture (filed as Exhibit 4(d) to Florida Power Corporation's Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991); and the Twenty-ninth Supplemental Indenture (filed as Exhibit 4(c) to Florida Power Corporation's Registration Statement on Form S-3

X

(No. 2-79832) filed with the SEC on September 17, 1982); and the Thirty-eighth Supplemental Indenture (filed as exhibit 4(f) to Florida Power's Registration Statement on Form S-3 (No. 33-55273) as filed with the SEC on August 29, 1994); and the Thirty-ninth Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K filed with the SEC on July 23, 2001); and the Fortieth Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K filed with the SEC on February 18, 2003); and the Forty-first Supplemental Indenture (filed as Exhibit 4 to Current Report on Form  8-K filed with the SEC on February 21, 2003); and the Forty-second Supplemental Indenture (filed as Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on September 11, 2003); and the Forty-third Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K filed with the SEC on November 21, 2003); and the Forty-fourth Supplemental Indenture (filed as Exhibit 4.(m) to the Progress Energy Florida Annual Report on Form 10-K dated March 16, 2005); and the Forty-fifth Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K, filed on May 16, 2005); and the Forty-sixth Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K filed with the SEC on September 19, 2007); the Forty-seventh Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K filed with the SEC on December 13, 2007); the Forty-eighth Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K filed with the SEC on June 18, 2008); the Forty-ninth Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K filed with the SEC on March 25, 2010); and the Fiftieth Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K filed with the SEC on August 18, 2011).

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
X

*10b(1)	Progress Energy, Inc. Amended and Restated Credit Agreement dated as of February 15, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2012, File No. 1-15929).	X

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
		X	X	X

+*10c(8)	Progress Energy, Inc. 2007 Equity Incentive Plan (filed as Exhibit C to Form DEF 14A, as filed with the SEC on March 30, 2007, File No. 1-15929).	X	X	X

+*10c(9)	Executive and Key Manager 2007 Performance Share Sub-	X	X	X

Plan, Exhibit A to the 2007 Equity Incentive Plan, effective January 1, 2007 (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 16, 2007, File No. 1- 15929, No. 1-3382 and No. 1-3274).

+*10c(10)
Form of Progress Energy, Inc. Restricted Stock Agreement pursuant to the 2002 Progress Energy Inc. Equity Incentive Plan, as amended July 2002 (filed as Exhibit 10c(18) to Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005, File No. 1-3382 and 1-15929).
		X	X	X

+*10c(11)
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

+*10c(12)
Form of Employment Agreement between Progress Energy Service Company, LLC and Mark F. Mulhern dated September 18, 2007 (filed as Exhibit 10 to Quarterly Report on Form 10-Q for the period ended March 31, 2007, File No. 1-15929, No. 1-3382 and No. 1-3274).
X

+*10c(13)
Amendment, dated August 5, 2005, to Employment Agreement dated between Progress Energy Service Company, LLC and Peter M. Scott III (filed as Exhibit 10 to Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 1-15929, 1-3382 and 1-3274).
		X	X	X

+*10c(14)
Selected Executives Supplemental Deferred Compensation Program Agreement, dated August, 1996, between CP&L and C. S. Hinnant (filed as Exhibit 10c(22) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
X

+*10c(15)
Form of Executive Permanent Life Insurance Agreement (filed as Exhibit 10c(23) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
X

+*10c(16)	Form of Executive and Key Manager 2008 Performance Share Sub-Plan (filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ended March 31, 2008, File No. 1-15929, 1-3382 and 1-3274).	X	X	X

+*10c(17)	Progress Energy, Inc. 2009 Executive Incentive Plan, effective March 17, 2009 (filed as Exhibit D to Form DEF 14A, as filed with the SEC on March 31, 2009, File No. 1-15929).	X

+*10c(18)
Employment Agreement Term Sheet for William D. Johnson in connection with the Agreement and Plan of Merger, dated as of January 8, 2011, by and among Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc. (Exhibit C to the Agreement and Plan of Merger filed as Exhibit 2.1 to the Current Report on Form 8-K, dated January 8, 2011, File No. 1-15929).
X

+*10c(19)
Form of Letter Agreement, dated January 8, 2011, executed by certain officers of Progress Energy, Inc., waiving certain rights under Progress Energy, Inc.’s Management Change-in-Control Plan and their employment agreements (filed as Exhibit 10.1 to the Current Report on Form 8-K dated January 8, 2011, File No. 1-15929).
X

+*10c(20)
Deferred Compensation Plan for Key Management Employees of Progress Energy, Inc., amended and restated effective July 13, 2011 (filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).
		X	X	X

+*10c(21)
Executive and Key Manager 2009 Performance Share Sub-Plan, Exhibit A to 2007 Equity Incentive Plan, amended and restated effective July 12, 2011 (filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274.
		X	X	X

+*10c(22)
Amended Management Incentive Compensation Plan of Progress Energy, Inc., amended and restated effective July 12, 2011 (filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).
		X	X	X

+*10c(23)
Progress Energy, Inc. Management Change-in-Control Plan, amended and restated effective July 13, 2011 (filed as Exhibit 10(d) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).
		X	X	X

+*10c(24)
Progress Energy, Inc. Amended and Restated Management Deferred Compensation Plan, revised and restated effective July 12, 2011 (filed as Exhibit 10(e) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).
		X	X	X

+*10c(25)
Progress Energy, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated effective July 13, 2011 (filed as Exhibit 10(f) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).
		X	X	X

+*10c(26)
Progress Energy, Inc. Non-Employee Director Stock Unit Plan, amended and restated effective July 13, 2011 (filed as Exhibit 10(g) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).
		X	X	X

+*10c(27)
Amended and Restated Progress Energy, Inc. Restoration Retirement Plan, amended and restated effective July 13, 2011 (filed as Exhibit 10(h) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).
		X	X	X

+*10c(28)
Amended and Restated Supplemental Senior Executive Retirement Plan of Progress Energy, Inc., amended and restated effective July 13, 2011 (filed as Exhibit 10(i) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).
		X	X	X

+10c(29)	Form of Progress Energy, Inc. Restricted Stock Unit Award Agreement (Graded Vesting), effective September 15, 2011.	X	X	X

+10c(30)	Form of Progress Energy, Inc. Restricted Stock Unit Award Agreement (Cliff Vesting), effective September 15, 2011.	X	X	X

+10c(31)	First Amendment to the Progress Energy, Inc. Amended and Restated Management Deferred Compensation Plan, effective December 14, 2011.	X	X	X

+10c(32)	First Amendment to the Progress Energy, Inc. Amended Management Incentive Compensation Plan, effective December 14, 2011.	X	X	X

*10d(1)
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

		X		X

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

*10d(2)
Engineering, Procurement and Construction Agreement, dated as of December 31, 2008, between Florida Power Corporation d/b/a/ Progress Energy Florida, Inc., as owner, and a consortium consisting of Westinghouse Electric Company LLC and Stone & Webster, Inc., as contractor, for a two-unit AP1000 Nuclear Power Plant (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 2, 2009). (The Registrants have requested confidential treatment for certain portions of this exhibit pursuant to an application for confidential treatment submitted to the SEC. These portions have been omitted from the above-referenced Current Report and submitted separately to the SEC.)
		X		X

12(a)	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends Combined.	X

12(b)	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends Combined.		X

12(c)	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends Combined.			X

21	Subsidiaries of Progress Energy, Inc.	X

23	Consent of Deloitte & Touche LLP.	X

31(a)	302 Certification of Chief Executive Officer	X

31(b)	302 Certification of Chief Financial Officer	X

31(c)	302 Certification of Chief Executive Officer		X

31(d)	302 Certification of Chief Financial Officer		X

31(e)	302 Certification of Chief Executive Officer	X

31(f)	302 Certification of Chief Financial Officer			X

32(a)	906 Certification of Chief Executive Officer	X

32(b)	906 Certification of Chief Financial Officer	X

32(c)	906 Certification of Chief Executive Officer		X

32(d)	906 Certification of Chief Financial Officer		X

32(e)	906 Certification of Chief Executive Officer			X

32(f)	906 Certification of Chief Financial Officer			X

101.INS	XBRL Instance Document**	X	X	X

101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X

*Incorporated herein by reference as indicated.
+Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 (b) of Form 10-K.
-Sponsorship of this management contract or compensation plan or arrangement was transferred from Carolina Power & Light Company to Progress Energy, Inc., effective August 1, 2000.
**Attached as Exhibit 101 are the following financial statements and notes thereto for Progress Energy, PEC and PEF from the Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Total Equity, (v) the Consolidated Statements of Comprehensive Income and (vi) the Notes to the Consolidated Financial Statements, which are tagged as blocks of text in respect to PEC and PEF’s disclosures.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information for PEC and PEF in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

				Exhibit No. 12(a)

PROGRESS ENERGY, INC.
Computation of Ratio of Earnings to Fixed Charges and
Ratio of Earnings to Fixed Charges and Preferred Dividends Combined
For the Years Ended December 31

(dollars in millions)	2011	2010 (a)	2009 (a)	2008 (a)	2007 (a)
EARNINGS, AS DEFINED:
Add:
Pre-tax income from continuing operations	$910	$1,406	$1,237	$1,173	$1,036
Fixed charges, as below	827	846	813	768	677
Deduct:
Capitalized interest(b)	35	32	39	40	17
Pre-tax income (loss) attributable to noncontrolling interests of subsidiaries that have not incurred fixed charges	3	3	-	5	9
Preference security dividend requirements of consolidated subsidiaries	6	7	7	7	7
Total earnings, as defined	$1,693	$2,210	$2,004	$1,889	$1,680

FIXED CHARGES, AS DEFINED:
Interest on debt, including capitalized portion	$769	$788	$774	$679	$618
Estimate of interest within rental expense	52	51	32	82	52
Preference security dividend requirements of consolidated subsidiaries	6	7	7	7	7
Total fixed charges, as defined	$827	$846	$813	$768	$677

Ratio of Earnings to Fixed Charges	2.05	2.61	2.46	2.46	2.48

Ratio of Earnings to Fixed Charges and Preferred Dividends Combined(c)	2.05	2.61	2.46	2.46	2.48

(a)
Prior periods have been revised primarily to include (1) interest within discontinued operations and (2) purchased power agreements classified as leases in the estimate of interest within rental expense.

(b)	Excludes equity costs related to allowance for equity funds used during construction that are included in other income (expense) on the Consolidated Statements of Income.
(c)	For all periods presented, we had no preferred stock outstanding.

				Exhibit No. 12(b)

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
Computation of Ratio of Earnings to Fixed Charges and
Ratio of Earnings to Fixed Charges and Preferred Dividends Combined
For the Years Ended December 31

(dollars in millions)	2011	2010 (a)	2009 (a)	2008 (a)	2007 (a)
EARNINGS, AS DEFINED:
Add:
Pre-tax income	$772	$952	$791	$832	$796
Fixed charges, as below	235	227	219	231	226
Deduct:
Capitalized interest(b)	21	19	12	12	5
Pre-tax loss attributable to noncontrolling interests of subsidiaries that have not incurred fixed charges	-	(1)	(2)	-	-
Total earnings, as defined	$986	$1,161	$1,000	$1,051	$1,017

FIXED CHARGES, AS DEFINED:
Interest on debt, including capitalized portion	$205	$205	$207	$219	$215
Estimate of interest within rental expense	30	22	12	12	11
Total fixed charges, as defined	235	227	219	231	226
Preferred dividends, as defined	4	5	5	5	5
Total fixed charges and preferred dividends combined	$239	$232	$224	$236	$231

Ratio of Earnings to Fixed Charges	4.20	5.11	4.57	4.55	4.50

Ratio of Earnings to Fixed Charges and Preferred Dividends Combined	4.13	5.00	4.46	4.45	4.40

(a)	Prior periods have been revised primarily to include purchased power agreements classified as leases in the estimate of interest within rental expense.
(b)	Excludes equity costs related to allowance for equity funds used during construction that are included in other income (expense) on the Consolidated Statements of Income.

				Exhibit No. 12(c)

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
Computation of Ratio of Earnings to Fixed Charges and
Ratio of Earnings to Fixed Charges and Preferred Dividends Combined
For the Years Ended December 31

(dollars in millions)	2011	2010 (a)	2009 (a)	2008 (a)	2007 (a)
EARNINGS, AS DEFINED:
Add:
Pre-tax income	$494	$729	$671	$566	$461
Fixed charges, as below	275	300	278	305	224
Deduct:
Capitalized interest(b)	14	13	27	28	12
Total earnings, as defined	$755	$1,016	$922	$843	$673

FIXED CHARGES, AS DEFINED:
Interest on debt, including capitalized portion	$253	$271	$258	$236	$185
Estimate of interest within rental expense	22	29	20	69	39
Total fixed charges, as defined	275	300	278	305	224
Preferred dividends, as defined	2	2	2	2	2
Total fixed charges and preferred dividends combined	$277	$302	$280	$307	$226

Ratio of Earnings to Fixed Charges	2.75	3.39	3.32	2.76	3.00

Ratio of Earnings to Fixed Charges and Preferred Dividends Combined	2.73	3.36	3.29	2.75	2.98

(a)	Prior periods have been revised primarily to include purchased power agreements classified as leases in the estimate of interest within rental expense.
(b)	Excludes equity costs related to allowance for equity funds used during construction that are included in other income (expense) on the Statements of Income.

Exhibit No. 21

PROGRESS ENERGY, INC.
List of Subsidiaries

The following is a list of certain direct and indirect subsidiaries of Progress Energy, Inc., and their respective states of incorporation as of December 31, 2011. All other subsidiaries, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.	North Carolina

Florida Progress Corporation	Florida
Florida Power Corporation d/b/a/ Progress Energy Florida, Inc.	Florida

Exhibit No. 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-70332 on Form S-8, Registration Statement No. 333-78157 on Form S-4, Registration Statement No. 333-104951 on Form S-8, Registration Statement No. 333-104952 on Form S-8, Registration Statement No. 333-155541 on Form S-8, Registration Statement No. 333-155543 on Form S-8 and Registration Statement No. 333-178020 on Form S-3 of our reports dated February 28, 2012, relating to the consolidated financial statements and consolidated financial statement schedule of Progress Energy, Inc. and subsidiaries (the “Company”), and the effectiveness of the Company’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of the Company for the year ended December 31, 2011.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 28, 2012