Form 10-Q/A
period 2012-03-31
CAROLINA POWER & LIGHT CO; FLORIDA POWER CORP; PROGRESS ENERGY INC
filed 2012-08-08
CIK 17797, 37637, 1094093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Progress Energy, Inc. (Progress Energy)	Yes	☒	No	☐
Carolina Power & Light Company (PEC)	Yes	☒	No	☐
Florida Power Corporation (PEF)	Yes	☒	No	☐

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

Progress Energy	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer	☐	Smaller reporting company	☐

PEC	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

PEF	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Progress Energy	Yes	☐	No	☒
PEC	Yes	☐	No	☒
PEF	Yes	☐	No	☒

At May 3, 2012, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares
Progress Energy	Common Stock (Without Par Value)	296,021,515

PEC	Common Stock (Without Par Value)	159,608,055 (all of which were held directly by Progress Energy, Inc.)

PEF	Common Stock (Without Par Value)	100 (all of which were held indirectly by Progress Energy, Inc.)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10−Q/A (this Amendment) amends the Quarterly Report on Form 10-Q of Progress Energy, Inc., Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC) and Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF) (collectively, the Progress Registrants) for the quarterly period ended March 31, 2012, originally filed with the Securities and Exchange Commission on May 8, 2012 (the Original Filing). This Amendment is being filed solely to include certain Extensible Business Reporting Language (XBRL) information in Exhibit 101 that was inadvertently excluded from the timely filed Original Filing, in accordance with Rule 405 of Regulation S−T.

Exhibit 101 provides the following financial statements and notes thereto for the Progress Registrants from the Original Filing, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to Unaudited Condensed Interim Financial Statements, which are tagged as blocks of text in respect to PEC and PEF’s disclosures.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information for PEC and PEF in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify or update the other disclosures presented in the Original Filing, including, without limitation, the financial statements. This Amendment speaks as of the date of the Original Filing and does not reflect any events that occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Progress Registrants’ other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

ITEM 6.                 EXHIBITS

(a)	Exhibits

Exhibit Number	Description	Progress Energy	PEC	PEF

*10(a)	Progress Energy, Inc. Amended and Restated Credit Agreement dated as of February 15, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2012, File No. 1-15929).	X

**10(b)	Amendment, adopted on March 14, 2012, to the Supplemental Senior Executive Retirement Plan of Progress Energy, Inc.	X	X	X

**31(a)	302 Certifications of Chief Executive Officer	X

**31(b)	302 Certifications of Chief Financial Officer	X

**31(c)	302 Certifications of Chief Executive Officer		X

**31(d)	302 Certifications of Chief Financial Officer		X

**31(e)	302 Certifications of Chief Executive Officer			X

**31(f)	302 Certifications of Chief Financial Officer			X

**32(a)	906 Certifications of Chief Executive Officer	X

**32(b)	906 Certifications of Chief Financial Officer	X

**32(c)	906 Certifications of Chief Executive Officer		X

**32(d)	906 Certifications of Chief Financial Officer		X

**32(e)	906 Certifications of Chief Executive Officer			X

**32(f)	906 Certifications of Chief Financial Officer			X

101.INS	XBRL Instance Document***	X	X	X

101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X

* Incorporated herein by reference as indicated.

** Previously filed with the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 8, 2012.

*** Attached as Exhibit 101 in this Form 10-Q are the following financial statements and notes thereto for Progress Energy, PEC and PEF from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to Unaudited Condensed Interim Financial Statements, which are tagged as blocks of text in respect to PEC and PEF’s disclosures.

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

PROGRESS ENERGY, INC.
CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
Date: August 8, 2012	(Registrants)

By: /s/ Steven K. Young
Steven K. Young
Vice President, Chief Accounting Officer and Controller