Form 10-Q
period 2012-09-30
CAROLINA POWER & LIGHT CO; FLORIDA POWER CORP; PROGRESS ENERGY INC
filed 2012-11-08
CIK 17797, 37637, 1094093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                    .

Commission File Number	Exact name of registrants as specified in their charters, states of incorporation, addresses of principal executive offices, and telephone numbers	I.R.S. Employer Identification Number

1-15929	Progress Energy, Inc. 410 South Wilmington Street Raleigh, North Carolina 27601-1748 Telephone: (704) 382-3853 State of Incorporation: North Carolina	56-2155481

1-3382	Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. 410 South Wilmington Street Raleigh, North Carolina 27601-1748 Telephone: (704) 382-3853 State of Incorporation: North Carolina	56-0165465

1-3274	Florida Power Corporation d/b/a Progress Energy Florida, Inc. 299 First Avenue North St. Petersburg, Florida 33701 Telephone: (704) 382-3853 State of Incorporation: Florida	59-0247770

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

Progress Energy	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer	☐	Smaller reporting company	☐

PEC	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

PEF	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Progress Energy	Yes	☐	No	☒
PEC	Yes	☐	No	☒
PEF	Yes	☐	No	☒

At November 5, 2012, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares
Progress Energy	Common Stock (Par Value $0.01)	100 (all of which were held directly by Duke Energy Corporation)

PEC	Common Stock (Without Par Value)	159,608,055 (all of which were held directly by Progress Energy, Inc.)

PEF	Common Stock (Without Par Value)	100 (all of which were held indirectly by Progress Energy, Inc.)

This combined Form 10-Q is filed separately by three registrants: Progress Energy, PEC and PEF (collectively, the Progress Energy Registrants). Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

Progress Energy and PEF meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements, which are intended to cover the applicable Progress Energy Registrants, are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•
State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements, as well as rulings that affect cost and investment recovery or have an impact on rate structures;

•	The ability to recover eligible costs and earn an adequate return on investment through the regulatory process;
•
The scope of necessary repairs of the delamination of Crystal River Unit 3 Nuclear Plant (CR3) could prove more extensive or costly than is currently identified, such repairs could prove not to be feasible resulting in early retirement of the unit, the cost of repair and/or replacement power could exceed estimates and insurance coverage or may not be recoverable through the regulatory process;

•	The ability to maintain relationships with customers, employees or suppliers post-merger;
•	The ability to successfully integrate with Duke Energy businesses and realize cost savings and any other synergies expected from the merger;
•	The risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect;
•	The impact of compliance with material restrictions of conditions related to the Duke Energy merger imposed by regulators could exceed our expectations;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth or decline in PEC’s or PEF’s service territories, customer base or customer usage patterns;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on each of PEC’s and PEF’s operations, including the economic, operational and other effects of storms, hurricanes, droughts and tornadoes;
•	The ability to successfully operate electric generating facilities and deliver electricity to customers;
•	The ability to recover, in a timely manner, if at all, costs associated with future significant weather events through the regulatory process;
•	The impact on our facilities and business from a terrorist attack, cyber security threats and other catastrophic events;
•	The inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, safety, regulatory and financial risks;
•	The timing and extent of changes in commodity prices and interest rates and the ability to recover such costs through the regulatory process, where appropriate;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•
The results of financing efforts, including the Progress Energy Registrants’ ability to obtain financing on favorable terms, which can be affected by various factors, including the respective Progress Energy Registrants’ credit ratings and general economic conditions;

•	Declines in the market prices of equity securities and resultant cash funding requirements for our defined benefit pension plans and nuclear decommissioning trust funds;
•	The level of creditworthiness of counterparties to our transactions;
•	Employee workforce factors, including the potential inability to attract and retain key personnel;
•	Growth in opportunities for the respective Progress Energy Registrants’ business units;

•
Construction and development risks associated with the completion of our capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from ratepayers in a timely manner or at all;

•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies; and
•	The impact of potential goodwill impairments.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. The Progress Energy Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2012

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS and COMPREHENSIVE INCOME
	Three months ended September 30		Nine months ended September 30
(in millions)	2012	2011	2012	2011
Operating revenues
Regulated electric	$2,775	$2,743	$7,135	$7,161
Non-regulated electric and other	13	10	43	35
Total operating revenues	2,788	2,753	7,178	7,196
Operating expenses
Fuel used in electric generation and purchased power	1,396	1,234	3,299	3,186
Operation, maintenance and other	626	494	1,798	1,500
Depreciation and amortization	174	175	571	508
Property and other taxes	160	164	440	437
Impairment charges	55	-	55	-
Total operating expenses	2,411	2,067	6,163	5,631
Gains on sales of other assets and other, net	2	1	4	2
Operating income	379	687	1,019	1,567
Other income and expenses, net	32	(44)	97	21
Interest expense, net	182	172	560	542
Income from continuing operations before income taxes	229	471	556	1,046
Income tax expense from continuing operations	75	178	193	386
Income from continuing operations	154	293	363	660
Income (loss) from discontinued operations, net of tax	3	-	10	(4)
Net income	157	293	373	656
Less: net income attributable to noncontrolling interests	2	2	5	5
Net income attributable to Duke Energy Corporation	$155	$291	$368	$651
Net income amounts attributable to Duke Energy Corporation
Income from continuing operations, net of tax	$152	$291	$358	$655
Discontinued operations, net of tax	3	-	10	(4)
Net income attributable to Duke Energy Corporation	$155	$291	$368	$651
Comprehensive income, net of tax
Comprehensive income	$255	$228	$472	$574
Comprehensive income attributable to noncontrolling interests, net of tax	(2)	(2)	(5)	(5)
Comprehensive income attributable to Duke Energy Corporation	$253	$226	$467	$569

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$57	$230
Receivables, (net of allowance of $13 at September 30, 2012, and $27 at December 31, 2011)	930	883
Receivables from affiliated companies	24	-
Inventory	1,366	1,429
Regulatory assets	226	275
Deferred tax assets	326	371
Prepayments and other current assets	97	132
Total current assets	3,026	3,320
Investments and other assets
Nuclear decommissioning trust funds	1,844	1,647
Goodwill	3,655	3,655
Intangibles	30	36
Other	502	468
Total investments and other assets	6,031	5,806
Property, plant and equipment
Cost	36,844	34,797
Cost, variable interest entities	16	16
Accumulated depreciation and amortization	(12,857)	(12,684)
Generation facilities to be retired, net	164	163
Net property, plant and equipment	24,167	22,292
Regulatory assets and deferred debits
Regulatory assets	3,331	3,424
Other	96	89
Total regulatory assets and deferred debits	3,427	3,513
Total assets	$36,651	$34,931
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$835	$968
Payables to affiliated companies	29	-
Notes payable and commercial paper	-	671
Notes payable to affiliated companies	635	-
Taxes accrued	233	56
Interest accrued	187	200
Customer deposits	341	340
Derivative liabilities	209	382
Current maturities of long-term debt	838	961
Other	429	441
Total current liabilities	3,736	4,019
Long-term debt	12,664	11,918
Long-term debt, affiliate	274	273
Deferred credits and other liabilities
Deferred income taxes	2,509	2,193
Investment tax credits	97	103
Accrued pension and other post-retirement benefit costs	1,724	1,625
Asset retirement obligations	2,137	1,265
Regulatory liabilities	2,704	2,727
Other	560	690
Total deferred credits and other liabilities	9,731	8,603
Commitments and contingencies
Preferred stock of subsidiaries	93	93
Equity
Common stock $0.01 par value, 100 shares authorized, issued and outstanding at September 30, 2012; no par value, 500 million shares authorized, 295 million shares issued and outstanding at December 31, 2011	-	7,418
Additional paid-in capital	7,465	16
Retained earnings	2,751	2,752
Accumulated other comprehensive loss	(66)	(165)
Total common shareholders' equity	10,150	10,021
Noncontrolling interests	3	4
Total equity	10,153	10,025
Total liabilities and equity	$36,651	$34,931

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Nine months ended September 30	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$373	$656
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	678	621
Equity component of AFUDC	(77)	(77)
Severance expense	39	-
FERC mitigation costs	71	-
Community support and charitable contributions expense	40	-
Amount to be refunded to customers (Note 4B)	100	-
Gains on sales of other assets	(21)	-
Deferred income taxes	257	430
Contributions to qualified pension plans	(122)	(313)
Accrued pension and other post-retirement benefit costs	137	89
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(12)	37
Receivables	(97)	(109)
Receivables from affiliate	(24)	-
Inventory	60	(151)
Other current assets	(6)	(62)
Increase (decrease) in
Accounts payable	6	(95)
Payables to affiliate	29	-
Taxes accrued	175	156
Other current liabilities	(15)	16
Other assets	-	(48)
Other liabilities	(141)	108
Net cash provided by operating activities	1,450	1,258
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,695)	(1,647)
Purchases of available-for-sale securities	(947)	(4,537)
Proceeds from sales and maturities of available-for-sale securities	921	4,509
Insurance proceeds	7	78
Change in restricted cash	24	(7)
Other	81	29
Net cash used by investing activities	(1,609)	(1,575)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	1,432	1,286
Issuance of common stock related to employee benefit plans	6	42
Payments for the redemption of long-term debt	(961)	(1,010)
Payments of short-term debt with original maturities greater than 90 days	(65)	-
Proceeds from issuance of short-term debt with original maturities greater than 90 days	65	-
Notes payable and commercial paper	(671)	45
Distributions to noncontrolling interests	(6)	(6)
Dividends paid	(445)	(550)
Notes payable to affiliate	635	-
Other	(4)	2
Net cash used in financing activities	(14)	(191)
Net decrease in cash and cash equivalents	(173)	(508)
Cash and cash equivalents at beginning of period	230	611
Cash and cash equivalents at end of period	$57	$103
Supplemental disclosures
Significant noncash transactions
Accrued capital expenditures	$250	$329
Asset retirement obligation additions	813	3
Capital expenditures financed through capital leases	137	-

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of EQUITY
				Accumulated Other Comprehensive (Loss) Income
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net (Losses) Gains on Cash Flow Hedges	Pension and OPEB Related Adjustments	Common Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance, December 31, 2010	$7,332	$11	$2,805	$(63)	$(62)	$10,023	$4	$10,027
Net income(a)	-	-	651	-	-	651	2	653
Other comprehensive loss	-	-	-	(77)	(5)	(82)	-	(82)
Issuance of shares	42	-	-	-	-	42	-	42
Stock-based compensation expense	24	4	-	-	-	28	-	28
Dividends declared	-	-	(550)	-	-	(550)	-	(550)
Distributions to noncontrolling interests	-	-	-	-	-	-	(3)	(3)
Balance, September 30, 2011	$7,398	$15	$2,906	$(140)	$(67)	$10,112	$3	$10,115

Balance, December 31, 2011	$7,418	$16	$2,752	$(143)	$(22)	$10,021	$4	$10,025
Net income(a)	-	-	368	-	-	368	2	370
Other comprehensive income	-	-	-	99	-	99	-	99
Issuance of shares	6	-	-	-	-	6	-	6
Stock-based compensation expense	12	13	-	-	-	25	-	25
Dividends declared	-	-	(369)	-	-	(369)	-	(369)
Distributions to noncontrolling interests	-	-	-	-	-	-	(2)	(2)
Issuance of 100 shares of $0.01 par value common shares to Duke Energy	(7,436)	7,436	-	-	-	-	-	-
Other	-	-	-	-	-	-	(1)	(1)
Balance, September 30, 2012	$-	$7,465	$2,751	$(44)	$(22)	$10,150	$3	$10,153

(a)
For the nine months ended September 30, 2012, consolidated net income of $373 million includes $3 million attributable to preferred shareholders of subsidiaries. For the nine months ended September 30, 2011, consolidated net income of $656 million includes $3 million attributable to preferred shareholders of subsidiaries. Income attributable to preferred shareholders of subsidiaries is not a component of total equity and is excluded from the table above.

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2012

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS and COMPREHENSIVE INCOME
	Three months ended September 30		Nine months ended September 30
(in millions)	2012	2011	2012	2011
Operating revenues
Regulated electric	$1,394	$1,330	$3,561	$3,524
Non-regulated electric and other	4	1	17	10
Total operating revenues	1,398	1,331	3,578	3,534
Operating expenses
Fuel used in electric generation and purchased power	597	544	1,450	1,382
Operation, maintenance and other	384	273	1,146	863
Depreciation and amortization	131	132	399	383
Property and other taxes	60	58	168	164
Impairment charges	55	-	55	-
Total operating expenses	1,227	1,007	3,218	2,792
Gains on sales of other assets and other, net	1	-	2	1
Operating income	172	324	362	743
Other income and expenses, net	21	16	57	55
Interest expense, net	52	41	156	134
Income before income taxes	141	299	263	664
Income tax expense	45	100	83	227
Net income	96	199	180	437
Less: preferred stock dividend requirement	1	1	2	2
Net income available to parent	$95	$198	$178	$435
Comprehensive income, net of tax	$168	$165	$251	$400

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$19	$20
Receivables, (net of allowance of $8 at September 30, 2012, and $9 at December 31, 2011)	486	492
Receivables from affiliated companies	11	1
Inventory	749	770
Deferred tax assets	123	142
Prepayments and other current assets	70	84
Total current assets	1,458	1,509
Investments and other assets
Nuclear decommissioning trust funds	1,223	1,088
Other	216	210
Total investments and other assets	1,439	1,298
Property, plant and equipment
Cost	20,841	19,367
Cost, variable interest entities	16	16
Accumulated depreciation and amortization	(8,025)	(7,991)
Generation facilities to be retired, net	164	163
Net property, plant and equipment	12,996	11,555
Regulatory assets and deferred debits
Regulatory assets	1,762	1,682
Other	30	22
Total regulatory assets and deferred debits	1,792	1,704
Total Assets	$17,685	$16,066
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$369	$518
Payables to affiliated companies	52	29
Notes payable and commercial paper	-	188
Notes payable to affiliated companies	243	31
Taxes accrued	85	23
Interest accrued	71	77
Customer deposits	119	116
Derivative liabilities	79	123
Current maturities of long-term debt	403	502
Other	247	178
Total current liabilities	1,668	1,785
Long-term debt	4,435	3,704
Deferred credits and other liabilities
Deferred income taxes	2,091	1,903
Investment tax credits	94	98
Accrued pension and other post-retirement benefit costs	726	687
Asset retirement obligations	1,623	896
Regulatory liabilities	1,667	1,543
Other	284	303
Total deferred credits and other liabilities	6,485	5,430
Commitments and contingencies
Preferred stock	59	59
Equity
Common stock without par value, 200 million shares authorized, 160 million shares issued and outstanding	2,159	2,148
Retained earnings	2,879	3,011
Accumulated other comprehensive loss	-	(71)
Total equity	5,038	5,088
Total liabilities and equity	$17,685	$16,066

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Nine months ended September 30	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$180	$437
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	499	489
Equity component of AFUDC	(50)	(53)
Severance expense	16	-
FERC mitigation costs	71	-
Community support and charitable contributions expense	40	-
Gains on sales of other assets	(2)	-
Deferred income taxes	127	222
Contributions to qualified pension plans	(60)	(207)
Accrued pension and other post-retirement benefit costs	58	32
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(33)	(17)
Receivables	(35)	34
Receivables from affiliate	(10)	7
Inventory	23	(142)
Other current assets	(6)	88
(Decrease) increase in
Accounts payable	(20)	(44)
Payables to affiliate	23	(11)
Taxes accrued	62	55
Other current liabilities	16	(8)
Other assets	(19)	(31)
Other liabilities	(27)	37
Net cash provided by operating activities	853	888
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,098)	(1,010)
Purchases of available-for-sale securities	(385)	(430)
Proceeds from sales and maturities of available-for-sale securities	359	401
Notes due from affiliate	-	(59)
Other	75	4
Net cash used by investing activities	(1,049)	(1,094)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	988	496
Payments for the redemption of long-term debt	(502)	(1)
Notes payable and commercial paper	(188)	-
Dividends paid on preferred stock	(2)	(2)
Dividends to parent	(310)	(450)
Notes payable to affiliate	212	-
Other	(3)	-
Net cash provided by financing activities	195	43
Net decrease in cash and cash equivalents	(1)	(163)
Cash and cash equivalents at beginning of period	20	230
Cash and cash equivalents at end of period	$19	$67
Supplemental disclosures
Significant noncash transactions
Accrued capital expenditures	$144	$255
Asset retirement obligation additions	684	3
Capital expenditures financed through capital leases	137	-

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of EQUITY
			Accumulated Other Comprehensive (Loss) Income
(in millions)	Common Stock	Retained Earnings	Net (Losses) Gains on Cash Flow Hedges	Total Equity
Balance, December 31, 2010	$2,130	$3,083	$(33)	$5,180
Net income	-	437	-	437
Other comprehensive loss	-	-	(37)	(37)
Stock-based compensation expense	14	-	-	14
Dividends paid to parent	-	(450)	-	(450)
Preferred stock dividends at stated rate	-	(2)	-	(2)
Balance, September 30, 2011	$2,144	$3,068	$(70)	$5,142

Balance, December 31, 2011	$2,148	$3,011	$(71)	$5,088
Net income	-	180	-	180
Other comprehensive income	-	-	71	71
Stock-based compensation expense	11	-	-	11
Dividends paid to parent	-	(310)	-	(310)
Preferred stock dividends at stated rate	-	(2)	-	(2)
Balance, September 30, 2012	$2,159	$2,879	$-	$5,038

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2012

UNAUDITED CONDENSED STATEMENTS of OPERATIONS and COMPREHENSIVE INCOME
	Three months ended September 30		Nine months ended September 30
(in millions)	2012	2011	2012	2011
Operating revenues
Regulated electric	$1,382	$1,414	$3,576	$3,639
Non-regulated electric and other	6	5	18	16
Total operating revenues	1,388	1,419	3,594	3,655
Operating expenses
Fuel used in electric generation and purchased power	799	690	1,849	1,804
Operation, maintenance and other	245	222	660	652
Depreciation and amortization	39	39	158	112
Property and other taxes	99	106	271	274
Total operating expenses	1,182	1,057	2,938	2,842
Gains on sales of other assets and other, net	1	1	2	2
Operating income	207	363	658	815
Other income and expenses, net	11	5	29	24
Interest expense, net	62	46	194	176
Income before income taxes	156	322	493	663
Income tax expense	56	119	182	245
Net income	100	203	311	418
Less: preferred stock dividend requirement	-	-	1	1
Net income available to parent	$100	$203	$310	$417
Comprehensive income, net of tax	$126	$186	$337	$396

See Notes to Progress Energy Florida, Inc. Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in millions)	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$20	$16
Receivables, (net of allowance of $5 at September 30, 2012, and $18 at December 31, 2011)	434	367
Receivables from affiliated companies	19	7
Inventory	618	659
Regulatory assets	214	244
Deferred tax assets	133	138
Prepayments and other current assets	44	37
Total current assets	1,482	1,468
Investments and other assets
Nuclear decommissioning trust funds	621	559
Other	187	142
Total investments and other assets	808	701
Property, plant and equipment
Cost	15,476	14,926
Accumulated depreciation and amortization	(4,594)	(4,474)
Net property, plant and equipment	10,882	10,452
Regulatory assets and deferred debits
Regulatory assets	1,446	1,629
Other	42	44
Total regulatory assets and deferred debits	1,488	1,673
Total assets	$14,660	$14,294
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$399	$340
Payables to affiliated companies	25	14
Notes payable and commercial paper	-	233
Notes payable to affiliated companies	221	8
Taxes accrued	142	31
Interest accrued	59	54
Customer deposits	222	224
Derivative liabilities	130	220
Current maturities of long-term debt	435	10
Other	128	132
Total current liabilities	1,761	1,266
Long-term debt	4,237	4,671
Deferred credits and other liabilities
Deferred income taxes	1,541	1,325
Accrued pension and other post-retirement benefit costs	631	598
Asset retirement obligations	514	369
Regulatory liabilities	880	1,024
Other	217	332
Total deferred credits and other liabilities	3,783	3,648
Commitments and contingencies
Preferred stock	34	34
Equity
Common stock without par value, 60 million shares authorized, 100 shares issued and outstanding	1,762	1,757
Retained earnings	3,084	2,945
Accumulated other comprehensive loss	(1)	(27)
Total equity	4,845	4,675
Total liabilities and equity	$14,660	$14,294

See Notes to Progress Energy Florida, Inc. Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED STATEMENTS of CASH FLOWS
(in millions)
Nine months ended September 30	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$311	$418
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	161	115
Equity component of AFUDC	(27)	(24)
Severance expense	7	-
Amount to be refunded to customers (Note 4B)	100	-
Gains on sales of other assets	(2)	(2)
Deferred income taxes	192	291
Contributions to qualified pension plans	(61)	(104)
Accrued pension and other post-retirement benefit costs	52	38
Decrease (increase) in
Net realized and unrealized mark-to-market hedging transactions	64	11
Receivables	(76)	(132)
Receivables from affiliate	(12)	1
Inventory	36	(10)
Other current assets	(47)	(58)
Increase (decrease) in
Accounts payable	68	(7)
Payables to affiliate	11	(5)
Taxes accrued	110	105
Other current liabilities	(15)	27
Other assets	21	(2)
Other liabilities	(123)	58
Net cash provided by operating activities	770	720
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(573)	(626)
Purchases of available-for-sale securities	(562)	(4,097)
Proceeds from sales and maturities of available-for-sale securities	561	4,098
Insurance proceeds	7	74
Other	4	28
Net cash used by investing activities	(563)	(523)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	296
Payments for the redemption of long-term debt	(9)	(309)
Payments of short-term debt with original maturities greater than 90 days	(65)	-
Proceeds from issuance of short-term debt with original maturities greater than 90 days	65	-
Notes payable and commercial paper	(233)	-
Dividends paid on preferred stock	(1)	(1)
Dividends to parent	(170)	(475)
Notes payable to affiliate	213	60
Other	(3)	1
Net cash used by financing activities	(203)	(428)
Net increase (decrease) in cash and cash equivalents	4	(231)
Cash and cash equivalents at beginning of period	16	249
Cash and cash equivalents at end of period	$20	$18
Supplemental disclosures
Significant noncash transactions
Accrued capital expenditures	$102	$72
Asset retirement obligation additions	129	-

See Notes to Progress Energy Florida, Inc. Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED STATEMENTS of EQUITY
			Accumulated Other Comprehensive (Loss) Income
(in millions)	Common Stock	Retained Earnings	Net (Losses) Gains on Cash Flow Hedges	Total Equity
Balance, December 31, 2010	$1,750	$3,144	$(4)	$4,890
Net income	-	418	-	418
Other comprehensive loss	-	-	(22)	(22)
Stock-based compensation expense	5	-	-	5
Dividends paid to parent	-	(475)	-	(475)
Preferred stock dividends at stated rate	-	(1)	-	(1)
Tax dividend	-	(2)	-	(2)
Balance, September 30, 2011	$1,755	$3,084	$(26)	$4,813

Balance, December 31, 2011	$1,757	$2,945	$(27)	$4,675
Net income	-	311	-	311
Other comprehensive income	-	-	26	26
Stock-based compensation expense	5	-	-	5
Dividends paid to parent	-	(170)	-	(170)
Preferred stock dividends at stated rate	-	(1)	-	(1)
Tax dividend	-	(1)	-	(1)
Balance, September 30, 2012	$1,762	$3,084	$(1)	$4,845

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
CAROLINA POWER & LIGHT COMPANY d/b/a/ PROGRESS ENERGY CAROLINAS, INC.
FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
COMBINED NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

INDEX TO APPLICABLE COMBINED NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS BY REGISTRANT

The unaudited notes to the condensed interim financial statements that follow are a combined presentation. The following table sets forth which notes are applicable to each of the Progress Energy Registrants.

Applicable Notes
Registrant	1	2	3	4	5	6	7	8	9	10	11	12	13	14	15	16	17
Progress Energy	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•
PEC	•	•		•	•	•		•	•	•	•	•	•	•	•	•
PEF	•	•		•	•	•		•	•	•	•	•	•	•	•	•

1.	ORGANIZATION AND BASIS OF PRESENTATION

A.	ORGANIZATION

In this report, Progress Energy, which includes Progress Energy, Inc. holding company (the Parent) and its regulated and nonregulated subsidiaries on a consolidated basis, is at times referred to as “we,” “us” or “our.” When discussing Progress Energy’s financial information, it necessarily includes the results of Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC) and Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF) (collectively, the Utilities). The term “Progress Energy Registrants” refers collectively to the three separate registrants: Progress Energy, PEC and PEF. The information in these combined notes relates to each of the Progress Energy Registrants as noted in the Index to Applicable Combined Notes to Unaudited Condensed Interim Financial Statements by Registrant. However, neither of the Utilities makes any representation as to information related solely to Progress Energy or the subsidiaries of Progress Energy other than itself.

PROGRESS ENERGY

The Parent is a holding company headquartered in Raleigh, N.C., subject to regulation by the Federal Energy Regulatory Commission (FERC). On July 2, 2012, Progress Energy, Inc. consummated the merger with Duke Energy Corporation (Duke Energy), and became, and will continue as, a direct wholly owned subsidiary of Duke Energy. The total consideration transferred in the merger, based on the closing price of Duke Energy common shares on July 2, 2012, was $18 billion. The merger was recorded using the acquisition method of accounting, whereby the acquiree normally reflects the impact of the adjustments of assets and liabilities to fair value and the resultant goodwill on their financial statements. However, in accordance with SEC guidance, the Progress Energy Registrants did not reflect these adjustments based on the significance of the Progress Energy Registrants’ outstanding public debt securities. See Note 2 for additional information regarding the merger.

Subsequent to the merger, our sole reportable segment is Franchised Electric, which is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. The remainder of our operations, including the Parent and Progress Energy Service Company (PESC) and other miscellaneous nonregulated businesses are presented as Other. See Note 3 for further information about our segments.

PEC

PEC is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. PEC’s subsidiaries are involved in insignificant nonregulated business activities. PEC is subject to the regulatory jurisdiction of the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the United States Nuclear

Regulatory Commission (NRC) and the FERC. As discussed further in Note 3, PEC’s operations include one reportable segment, Franchised Electric.

PEF

PEF is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in west central Florida. PEF is subject to the regulatory jurisdiction of the Florida Public Service Commission (FPSC), the NRC and the FERC. As discussed further in Note 3, PEF’s operations include one reportable segment, Franchised Electric.

B.	BASIS OF PRESENTATION

These Unaudited Condensed Interim Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Condensed Interim Financial Statements do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. The December 31, 2011 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Because the Unaudited Condensed Interim Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Unaudited Condensed Interim Financial Statements and other information included in this quarterly report should be read in conjunction with the respective Financial Statements and Notes in the Progress Energy Registrants’ combined Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

These Unaudited Condensed Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of the respective companies’ management, necessary to fairly present the financial position and results of operations of each Progress Energy Registrant. Amounts reported in the Progress Energy Registrants’ Statements of Operations and Comprehensive Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors.

The Unaudited Condensed Interim Financial Statements and Notes have been reclassified to conform with the Duke Energy format.

C.	USE OF ESTIMATES

To conform to GAAP in the U.S., management makes estimates and assumptions that affect the amounts reported in the Unaudited Condensed Interim Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

D.	UNBILLED REVENUE

Revenues on sales of electricity are recognized when the service is provided to customers. Unbilled retail revenues are estimated by applying a weighted average revenue per kilowatt-hour for all customer classes to the number of estimated kilowatt-hours delivered but not billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix.

Progress Energy, PEC and PEF had unbilled revenues within Receivables in their respective Balance Sheets as follows:

(in millions)	September 30, 2012	December 31, 2011
Progress Energy	$190	$157
PEC	$99	$102
PEF	$91	$55

2.	MERGER AND SALES OF OTHER ASSETS

A.	MERGER WITH DUKE ENERGY

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

As a result of the merger, the prior Progress Energy shares outstanding were cancelled. Progress Energy now has 100 authorized, issued and outstanding shares of common stock.

MERGER-RELATED REGULATORY MATTERS

Federal Energy Regulatory Commission

On June 8, 2012, the FERC conditionally approved the merger including Duke Energy and Progress Energy’s revised market power mitigation plan, the Joint Dispatch Agreement (JDA) and the joint Open Access Transmission Tariff (OATT). The revised market power mitigation plan provides for the acceleration of one transmission project and the construction of seven other transmission projects (Long-term FERC Mitigation) and interim firm power sale agreements during the construction of the transmission projects (Interim FERC Mitigation). The Long-term FERC Mitigation will increase power imported into the service areas of Duke Energy Carolinas LLC (Duke Energy Carolinas), a wholly owned subsidiary of Duke Energy, and PEC and enhance competitive power supply options in the service areas. The construction of these projects will occur over the next two to three years. In conjunction with the Interim FERC Mitigation, Duke Energy Carolinas and PEC entered into power sale agreements with various counterparties that were effective with the consummation of the merger. These agreements, or similar power sale agreements, will be in place until the Long-term FERC Mitigation is operational. Under the agreements PEC will deliver around-the-clock power during the winter and summer in quantities that vary by season and by peak period.

The FERC order requires an independent party to monitor whether the power sale agreements remain in effect during construction of the transmission projects and provide quarterly reports to the FERC regarding the status of construction of the transmission projects.

•	On June 25, 2012, Duke Energy and Progress Energy accepted the conditions imposed by the FERC.

•	On July 9, 2012, certain intervenors requested a rehearing seeking to overturn the June 8, 2012 order by the FERC. On August 8, 2012, the FERC granted rehearing for further consideration.

North Carolina Utilities Commission and Public Service Commission of South Carolina

In September 2011, Duke Energy and Progress Energy reached settlements with the Public Staff of the North Carolina Utilities Commission (NC Public Staff) and the South Carolina Office of Regulatory Staff (ORS) and certain other interested parties in connection with the regulatory proceedings related to the merger, the JDA and the OATT that were pending before the NCUC and PSCSC. These settlements were updated in May 2012 to reflect the results of ongoing merger-related applications pending before the FERC. As part of these settlements and the application for approval of the merger by the NCUC and PSCSC, Duke Energy Carolinas and PEC agreed to the conditions and obligations listed below.

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

•
A $65 million rate reduction over the term of the Interim FERC Mitigation to reflect the cost of capacity not available to Duke Energy Carolinas and PEC wholesale and retail customers during the Interim FERC Mitigation. The rate reduction will be achieved through retail decrement riders apportioned between Duke Energy Carolinas and PEC retail customers.

•	Duke Energy Carolinas and PEC will not seek recovery from retail customers for any revenue shortfalls or fuel-related costs associated with the Interim FERC Mitigation.

•	Duke Energy Carolinas and PEC will not seek recovery from retail customers for any of their allocable share of merger-related severance costs.

•
Duke Energy Carolinas and PEC will provide community support and charitable contributions for four years, workforce development, low income energy assistance and funding for green energy at a total cost of approximately $99 million, which cannot be recovered from retail customers.

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

On July 6, 2012, the NCUC issued an order initiating investigation and scheduling hearings on the Duke Energy board of directors’ decision on July 2, 2012, to replace William D. Johnson with James E. Rogers as President and CEO of Duke Energy subsequent to the merger close, as well as other related matters. See Note 4C for further information.

ACCOUNTING CHARGES RELATED TO THE MERGER CONSUMMATION

The following pre-tax consummation charges were recognized upon closing of the merger and are included in our Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012.

(in millions)	PEC	PEF	Progress Energy
FERC Mitigation	$71	$-	$71
Severance costs	42	24	66
Community support, charitable contributions and other	54	9	63
Total	$167	$33	$200

The FERC Mitigation charges reflect the portion of transmission project costs that are probable of disallowance, the impairment of the carrying value of the generation assets serving the Interim FERC Mitigation, and the mark-to-market loss recognized on the power sale agreements upon closing of the merger. Subsequent changes in the fair value of the interim power sale agreements are reflected in regulated electric operating revenues over the life of the contracts. The charges related to the transmission projects and the impairment of the carrying value of generation assets were recorded within impairment charges in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012. The mark-to-market loss on the power sale agreements was recorded in regulated electric operating revenues in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012. Realized gains or losses on the interim contract sales are also recorded within regulated electric operating revenues. The ability to successfully defend future recovery of a portion of the transmission projects in rates and any future changes to estimated transmission project costs could impact the amount that is not expected to be recovered.

In conjunction with the merger, in November 2011, Duke Energy and Progress Energy each offered a voluntary severance plan (VSP) to certain eligible employees. VSP and other severance costs incurred during the three and nine months ended September 30, 2012, were recorded primarily within operations, maintenance and other (O&M) expense in the Consolidated Statements of Operations and Comprehensive Income. See Note 13 for further information related to employee severance expenses.

Community support, charitable contributions and other reflect (i) the unconditional obligation to provide funding at a level comparable to historic practices over the next four years and (ii) financial and legal advisory costs that were incurred upon the closing of the merger, retention and relocation costs paid to certain employees. These charges were recorded within O&M expense in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012.

COSTS TO ACHIEVE THE MERGER

The following table summarizes pre-tax merger consummation costs, integration and other related costs (collectively referred to as costs to achieve), including those discussed above, substantially all of which are included in operating expenses in our Statements of Operations and Comprehensive Income:

	Three months ended September 30		Nine months ended September 30
(in millions)	2012	2011	2012	2011
Progress Energy	$218	$14	$241	$32
PEC	180	7	194	17
PEF	38	7	47	15

Duke Energy expects to incur significant system integration and other merger-related transition costs primarily through 2016 that are necessary in order to achieve certain cost savings, efficiencies and other benefits anticipated to result from the merger.

EXIT COSTS

In 2011, we evaluated our business needs for office space after the merger and formulated an exit plan to vacate one of our corporate headquarters buildings. We have begun to gradually vacate the premises and will be fully vacated by January 1, 2013. In December 2011, we executed an agreement with a third party to sublease the building until 2035. The estimated exit cost liability associated with this exit plan is $17 million for us, of which $9 million of expense will be attributable to PEC, $4 million to PEF and $4 million to other Duke Energy subsidiaries. The exit cost liability is being recognized proportionately as we vacate the premises, which began in the fourth quarter of 2011. The costs of the exit plan are included in O&M expense in the Consolidated Statements of Operations and Comprehensive Income.

The following table presents a reconciliation of the beginning and ending exit cost liability balance:

(in millions)
Balance, December 31, 2011	$5
Additional exit cost recognized	5
Balance, June 30, 2012	10
Additional exit cost recognized(a)	2
Balance, September 30, 2012(b)	$12

(a)
PEC, PEF and other Duke Energy subsidiaries recognized exit costs of $1 million, $- million and $1 million, respectively, for the three months ended September 30, 2012, and $4 million, $2 million and $1 million, respectively, for the nine months ended September 30, 2012.

(b)
Expense related to the recognition of the cumulative exit cost liability at September 30, 2012, was attributed to PEC, PEF and other Duke Energy subsidiaries totaling $8 million, $3 million and $1 million, respectively.

B.	SALES OF OTHER ASSETS

Included in discontinued operations, net of tax are amounts related to adjustments of our prior sales of diversified businesses. These adjustments are generally due to guarantees and indemnifications provided for certain legal, tax and environmental matters. See Note 5C for further discussion of our guarantees. The ultimate resolution of these matters could result in additional adjustments in future periods.

During the three months ended September 30, 2012 and 2011, earnings (loss) from discontinued operations, net of tax was $3 million and $- million, respectively. During the nine months ended September 30, 2012 and 2011, earnings (loss) from discontinued operations, net of tax was $10 million and $(4) million, respectively. Earnings for the nine months ended September 30, 2012, relates primarily to an $18 million pre-tax gain from the reversal of certain environmental indemnification liabilities for which the indemnification period expired in the first quarter of 2012.

3.	FINANCIAL INFORMATION BY BUSINESS SEGMENT

PROGRESS ENERGY

Effective with the consummation of the merger with Duke Energy on July 2, 2012, our reportable segments changed based on the financial information the chief decision maker evaluates for the allocation of resources and assessing performance. Our sole reportable segment is now Franchised Electric, which is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. These electric operations also distribute and sell electricity to other utilities, primarily on the east coast of the United States. In addition to the reportable operating segment, Other now presents the remainder of our operations, including the Parent and PESC and other miscellaneous nonregulated businesses, as well as costs to achieve the merger with Duke Energy. Also effective with the consummation of the merger, management began evaluating segment performance based on Segment Income. Segment Income is defined as income from continuing operations net of income attributable to noncontrolling interests.

Prior periods’ segment information has been recast to conform to the current year presentation. None of these segment changes impact the Progress Energy Registrants’ reported consolidated revenues or net income.

Products and services are sold between the affiliate companies of Duke Energy at cost.

BUSINESS SEGMENT DATA
(in millions)	Unaffiliated Revenues	Affiliated Revenues	Total Revenues	Segment Income/ Consolidated Net Income(a)
Three months ended September 30, 2012
Franchised Electric	$2,747	$39	$2,786	$333
Total reportable segment	2,747	39	2,786	333
Other	3	-	3	(181	)(b)
Eliminations	-	(1)	(1)	-
Add back of noncontrolling interest component	-	-	-	2
Income from discontinued operations, net of tax	-	-	-	3
Total consolidated	$2,750	$38	$2,788	$157
Three months ended September 30, 2011
Franchised Electric	$2,750	$-	$2,750	$408
Total reportable segment	2,750	-	2,750	408
Other	3	-	3	(117	)(b)
Add back of noncontrolling interest component	-	-	-	2
Total consolidated	$2,753	$-	$2,753	$293

(in millions)	Unaffiliated Revenues	Affiliated Revenues	Total Revenues	Segment Income/ Consolidated Net Income(a)
Nine months ended September 30, 2012
Franchised Electric	$7,132	$40	$7,172	$636
Total reportable segment	7,132	40	7,172	636
Other	8	-	8	(278	)(b)
Eliminations	-	(2)	(2)	-
Add back of noncontrolling interest component	-	-	-	5
Income from discontinued operations, net of tax	-	-	-	10
Total consolidated	$7,140	$38	$7,178	$373
Nine months ended September 30, 2011
Franchised Electric	$7,188	$1	$7,189	$874
Total reportable segment	7,188	1	7,189	874
Other	8	-	8	(219	)(b)
Eliminations	-	(1)	(1)	-
Add back of noncontrolling interest component	-	-	-	5
Loss from discontinued operations, net of tax	-	-	-		(4)
Total consolidated	$7,196	$-	$7,196	$656

(a)	Segment income excludes noncontrolling interests and results of entities classified as discontinued operations.
(b)
Segment income includes after-tax costs to achieve the merger with Duke Energy of $132 million and $149 million for the three and nine months ended September 30, 2012, respectively, and $9 million and $27 million for the three and nine months ended September 30, 2011, respectively.

SEGMENT ASSETS

Segment assets in the following table exclude all intercompany assets between the Progress Energy Registrants.

(in millions)	September 30, 2012	December 31, 2011
Franchised Electric	$36,135	$34,166
Total reportable segment	36,135	34,166
Other	549	765
Reclassifications(a)	(33)	-
Total consolidated assets	$36,651	$34,931

(a)	Primarily represents reclassification of federal tax balances in consolidation.

PEC and PEF

PEC and PEF each have one reportable operating segment, Franchised Electric, which generates, transmits, distributes and sells electricity in portions of North Carolina and South Carolina and in portions of Florida, respectively.

The remainder of PEC’s and PEF’s operations are classified as Other. While not considered reportable segments for either company, PEC’s and PEF’s Other consists of each respective company’s costs to achieve the merger with Duke Energy. PEC’s Other had a net loss of $109 million and $5 million for the three months ended September 30, 2012 and 2011, respectively, and $119 million and $14 million for the nine months ended September 30, 2012 and 2011, respectively. PEF’s Other had a net loss of $23 million and $4 million for the three months ended September 30, 2012 and 2011, respectively, and $30 million and $13 million for the nine months ended September 30, 2012 and 2011, respectively.

The Franchised Electric operating segments own substantially all of PEC’s and PEF’s assets at September 30, 2012 and December 31, 2011.

4.	REGULATORY MATTERS

RATE RELATED INFORMATION

The NCUC, the PSCSC and the FPSC approve rates for retail electric services within their states. The FERC approves rates for electric sales to certain wholesale customers served under cost-based rates, as well as sales of transmission service.

A.	PEC

2012 NORTH CAROLINA RATE CASE

On October 12, 2012, PEC filed an application with the NCUC for an increase in base rates of approximately $387 million, or an average 12% increase in revenues. The request for increase is based upon an 11.25% return on equity and a capital structure of 55% equity and 45% long-term debt. The rate increase is designed primarily to recover the cost of plant modernization and other capital investments in generation, transmission and distribution systems, as well as increased expenditures for nuclear plants and personnel, vegetation management and other operating costs. The rate case includes a corresponding decrease in PEC’s energy efficiency (EE) and demand side management (DSM) rider, resulting in a net requested increase of $359 million, or 11% increase in revenues.

PEC expects revised rates, if approved, to go into effect in the second or third quarter of 2013.

JOINT DISPATCH AGREEMENT

On June 29, 2012, and July 2, 2012, the NCUC and the PSCSC, respectively, approved the JDA between Duke Energy Carolinas and PEC. The JDA provides for joint dispatch of the generating facilities of both Duke Energy Carolinas and PEC for the purpose of reducing the cost of serving the native loads of both companies. As set forth in the JDA, Duke Energy Carolinas will act as the joint dispatcher, on behalf of both Duke Energy Carolinas and PEC. As joint dispatcher, Duke Energy Carolinas will direct the dispatch of both Duke Energy Carolinas’ and PEC’s power supply resources, determine payments between the parties for the purchase and sale of energy between Duke Energy Carolinas and PEC as a result of the JDA, and calculate and allocate the fuel cost savings to the parties as a result of the JDA.

HF LEE AND L.V. SUTTON COMBINED CYCLE FACILITY

PEC is in the process of constructing two new generating facilities, which consist of an approximately 920-MW combined cycle natural gas-fired generating facility at the HF Lee Energy Complex (Lee) in Wayne County, N.C., and an approximately 625-MW natural gas-fired generating facility at the L.V. Sutton plant (Sutton) in New Hanover County, N.C. Lee has an expected in-service date of December 2012 and Sutton has an expected in-service date of December 2013. Based on updated cost estimates, total costs (including allowance for funds used during construction [AFUDC]) for the Lee and Sutton projects are estimated to be approximately $750 million and $600 million, respectively.

HARRIS NUCLEAR PLANT EXPANSION

In 2006, PEC selected a site at its existing Shearon Harris Nuclear Power Plant (Harris) to evaluate for possible future nuclear expansion. On February 19, 2008, PEC filed its combined license (COL) application with the NRC for two Westinghouse Electric AP-1000 reactors at Harris, which the NRC docketed on April 17, 2008. No petitions to intervene have been admitted in the Harris COL application.

B.	PEF

2012 SETTLEMENT AGREEMENT

On February 22, 2012, the FPSC approved a comprehensive settlement agreement among PEF, the Florida Office of Public Counsel and other consumer advocates. The 2012 settlement agreement will continue through the last billing cycle of December 2016. The agreement addresses three principal matters: the Crystal River Nuclear Plant Unit 3 (CR3) delamination prudence review then pending before the FPSC, PEF’s proposed Levy Nuclear Plant (Levy) cost recovery, and certain base rate issues. Refer to each of these respective sections for further discussion.

CR3 OUTAGE

In September 2009, CR3 began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination (or separation) within the concrete at the periphery of the containment building, which resulted in an extension of the outage. After analysis, it was determined that the concrete delamination at CR3 was caused by redistribution of stresses in the containment wall that occurred when an opening was created to accommodate the replacement of the unit’s steam generators. In March 2011, the work to return the plant to service was suspended after monitoring equipment identified a new delamination that occurred in a different section of the outer wall after the repair work was completed and during the late stages of retensioning the containment building. CR3 has remained out of service while PEF conducted an engineering analysis and review of the new delamination and evaluates possible repair options.

Subsequent to March 2011, monitoring equipment has detected additional changes and further damage in the partially tensioned containment building and additional cracking or delaminations could occur.

PEF worked with two potential vendors for repair work and received repair proposals from both vendors. After analyzing those proposals, PEF selected a single vendor that would be engaged to complete the repair of CR3 should the choice to repair be made. See discussion below regarding CR3 cost recovery and other provisions, as a result of a 2012 settlement agreement with the FPSC.

Based on an analysis of possible repair options performed by outside engineering consultants, PEF selected an option, which would entail systematically removing and replacing concrete in substantial portions of the containment structure walls. The preliminary cost estimate of $900 million to $1.3 billion is currently under review and could change following completion of further detailed engineering studies, vendor negotiations and final risk assessments. These engineering studies and risk assessments include analyses by independent entities currently in progress. The risk assessment process includes analysis of events that, although currently deemed unlikely, could have a significant impact on the cost estimate or feasibility of repair. This preliminary cost estimate and project scope are under review, as described further below, however, the cost estimate is trending upward.

In March 2012, Duke Energy commissioned an independent review team led by Zapata Incorporated (Zapata) to review and assess the PEF CR3 repair plan, including the repair scope, risks, costs and schedule. In its final report, Zapata found that the current repair scope appears to be technically feasible, but there are significant risks that need to be addressed regarding the approach, construction methodology, scheduling and licensing. Zapata performed four separate analyses of the estimated project cost and schedule to repair CR3, including; (i) an independent review of the current repair scope (without existing assumptions or data), of which Zapata estimated costs of $1.49 billion with a project duration of 35 months; (ii) a review of PEF’s previous bid information, which included cost estimate data from PEF, of which Zapata estimated costs of $1.55 billion with a project duration of 31 months; (iii) an expanded scope of work scenario, that included the PEF scope plus the replacement of the containment building dome and the removal and replacement of concrete in the lower building elevations, of which Zapata estimated costs of approximately $2.44 billion with a project duration of 60 months, and; (iv) a “worst case” scenario, assuming PEF performed the more limited scope of work, and at the conclusion of that work, additional damage occurred in the dome and in the lower elevations, which forced replacement of each, of which Zapata estimated costs of $3.43 billion with a project duration of 96 months. The principal difference between Zapata’s estimate and PEF’s previous estimate appears to be due to the respective levels of contingencies included by each party, including higher project risk and longer project duration. PEF has filed a copy of the Zapata report with the FPSC and with the NRC. The FPSC held a status conference on October 30, 2012 to discuss Duke Energy’s analysis of the Zapata report.

PEF continues to analyze the various aspects of the repair option as well as the option of early retirement. This analysis includes the evaluation of the potential implications to scope, cost estimate and schedule from the project risks identified in teh Zapata report. A number of factors could affect the decision to repair, the return-to-service date and repair costs incurred, including, but not limited to, state regulatory and NRC reviews, insurance recoveries from Nuclear Electric Insurance Limited (NEIL), the ability to obtain builder’s risk insurance with appropriate coverage, final engineering designs, vendor contract negotiations, the ultimate work scope completion, performance testing, weather and the impact of new information discovered during additional testing and analysis. We will proceed with the repair option only if there is a high degree of confidence that the repair can be successfully completed and licensed within the final estimated costs and schedule, and it is in the best interests of PEF’s customers, the joint owners and Duke Energy’s investors.

PEF maintains insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at CR3 through NEIL. NEIL provides insurance coverage for repair costs for covered events, as well as the cost of replacement power of up to $490 million per event when the unit is out of service as a result of these events. Actual replacement power costs have exceeded the insurance coverage. PEF also maintains insurance coverage through NEIL’s accidental property damage program, which provides insurance coverage up to $2.25 billion with a $10 million deductible per claim.

PEF is continuing to work with NEIL for recovery of applicable repair costs and associated replacement power costs. NEIL has made payments on the first delamination; however, NEIL has withheld payment of approximately $70 million of replacement power cost claims and repair cost claims related to the first delamination event. NEIL has unresolved concerns and has not made any payments on the second delamination and has not provided a written coverage decision for either delamination. In addition, no replacement power reimbursements have been received from NEIL since May 2011. These considerations led us to conclude that it was not probable that NEIL will voluntarily pay the full coverage amounts that we believe them to owe under the applicable insurance policies. Consistent with the terms and procedures under the insurance coverage with NEIL, we have agreed to mediation prior to commencing any formal dispute resolution. We are in the process of providing information as requested by NEIL and currently have scheduled the mediation to commence in November 2012. Given the circumstances, accounting standards require full recovery to be probable to recognize an insurance receivable. As of September 30, 2012, PEF has no insurance receivables from NEIL related to either the first or second delamination. PEF continues to believe that all applicable costs associated with bringing CR3 back into service are covered under all insurance policies.

The following table summarizes the CR3 replacement power and repair costs and recovery, as discussed above, through September 30, 2012:

(in millions)	Replacement Power Costs	Repair Costs
Spent to date	$573	$324
NEIL proceeds received to date	(162)	(143)
Balance for recovery(a)	$411	$181

(a)	See discussion below of PEF's ability to recover prudently incurred fuel and purchased power costs and CR3 repair costs.

As a result of the 2012 settlement agreement with the FPSC, PEF will be permitted to recover prudently incurred fuel and purchased power costs through its fuel clause without regard for the absence of CR3 for the period from the beginning of the CR3 outage through the earlier of the return of CR3 to commercial service or December 31, 2016. If PEF does not begin repairs of CR3 prior to the end of 2012, PEF will refund replacement power costs on a pro rata basis based on the in-service date of up to $40 million in 2015 and $60 million in 2016.

As a result of the ongoing analysis of  repair options, including scope, schedule, cost estimate and project risks, PEF has determined that it is unlikely to be in a position to begin the repair of CR3 prior to December 31, 2012. Consistent with the 2012 settlement agreement regarding the timing of commencement of repairs, PEF recorded a regulatory liability of $100 million related to replacement power obligations. This amount is included within fuel used in electric generation and purchased power in the Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012.

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

To the extent that PEF pursues the repair of CR3, PEF will establish an estimated cost and repair schedule with ongoing consultation with the parties to the agreement. The established cost, to be approved by Duke Energy’s Board of Directors, will be the basis for project measurement. If costs exceed the board-approved estimate, overruns will be split evenly between Duke Energy shareholders and PEF customers up to $400 million. The parties to the agreement agree to discuss the method of recovery of any overruns in excess of $400 million, with final decision by the FPSC if resolution cannot be reached. If the repairs begin prior to the end of 2012, the parties to the agreement waive their rights to challenge PEF’s decision to repair and the repair plan chosen by PEF. In addition, there will be limited rights to challenge recovery of the repair execution costs incurred prior to the final resolution on NEIL coverage. The parties to the agreement will discuss the treatment of any potential gap between NEIL repair coverage and the estimated cost, with final decision by the FPSC if resolution cannot be reached. If the repairs do not begin prior to the end of 2012, the parties to the agreement reserve the right to challenge the prudence of PEF’s repair decision, plan and implementation.

PEF also retains sole discretion and flexibility to retire the unit without challenge from the parties to the agreement. If PEF decides to retire CR3, PEF is allowed to recover all remaining CR3 investments and to earn a return on the CR3 investments set at its current authorized overall cost of capital, adjusted to reflect a return on equity (ROE) set at 70 percent of the current FPSC-authorized ROE, no earlier than the first billing cycle of January 2017. The wholesale portion of CR3 investments, which are not covered by the 2012 settlement agreement, totals approximately $130 million as of September 30, 2012. The recoverability of the wholesale portion of CR3 will continue to be evaluated as decisions are made regarding repair or retirement. Recovery of the wholesale portion of CR3 under the retirement option is at risk based on prior treatment of early retired plants in wholesale rates. Any NEIL proceeds received after the settlement will be applied first to replacement power costs incurred after December 31, 2012, with the remainder used to write down the remaining CR3 investments. Retirement of the plant could impact funding obligations associated with PEF’s nuclear decommissioning trust fund.

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

PEF is a party to a master participation agreement and other related agreements with the joint owners of CR3 which convey certain rights and obligations on PEF and the joint owners. PEF is meeting with the joint owners on a regular basis to discuss the parties’ mutual obligations under these agreements and to better understand their views and positions on these issues. We cannot predict the outcome of this matter.

OTHER BASE RATE MATTERS

As a result of the 2012 settlement agreement, PEF will maintain base rates at the current levels through the last billing cycle of December 2016, except as described as follows. The agreement provides for a $150 million increase in revenue requirements effective with the first billing cycle of January 2013, while maintaining the current ROE range of 9.5 percent to 11.5 percent. PEF suspended depreciation expense and reversed certain regulatory liabilities associated with CR3 effective on the February 22, 2012 implementation date of the agreement, resulting in no adjustment for the three months ended September 30, 2012, and a $47 million benefit for the nine months ended September 30, 2012, which reduced O&M expense in its Statements of Operations and Comprehensive Income. Additionally, costs associated with CR3 investments will be removed from retail rate base effective with the first billing cycle of January 2013. PEF will accrue, for future rate-setting purposes, a carrying charge on the CR3 investment until CR3 is returned to service and placed back into retail rate base. Upon return of CR3 to commercial service, PEF will be authorized to increase its base rates for the annual revenue requirements of all CR3 investments. In the month following CR3’s return to commercial service, PEF’s ROE range will increase to between 9.7 percent and 11.7 percent. If PEF’s retail base rate earnings fall below the ROE range, as reported on a FPSC-adjusted or pro-forma basis on a PEF monthly earnings surveillance report, PEF may petition the FPSC to amend its base rates during the term of the agreement. See the discussion above regarding recovery of CR3 investments if the plant is retired.

PEF will refund $288 million to customers through the fuel clause. PEF will refund $129 million in each of 2013 and 2014, and an additional $10 million annually to residential and small commercial customers in 2014, 2015 and 2016. At December 31, 2011, a regulatory liability was established for the $288 million to be refunded in future periods. In 2011, the corresponding charge was recorded as a reduction of operating revenues in PEF’s Statements of Operations and Comprehensive Income.

LEVY

On July 30, 2008, PEF filed its COL application with the NRC for two Westinghouse Electric AP-1000 reactors at Levy, which the NRC docketed on October 6, 2008.  Various parties filed a joint petition to intervene in the Levy COL application. In 2008, the FPSC granted PEF’s petition for an affirmative Determination of Need and related orders requesting cost recovery under Florida’s nuclear cost-recovery rule for Levy, together with the associated facilities, including transmission lines and substation facilities.

On April 30, 2012, as part of PEF’s annual nuclear cost recovery filing, PEF updated the Levy project schedule and cost. Due to lower-than-projected customer demand, the lingering economic slowdown, uncertainty regarding potential carbon regulation and current low natural gas prices, PEF has shifted the in-service date for the first Levy unit to 2024, with the second unit following 18 months later. The revised schedule is consistent with the recovery approach included in the 2012 settlement agreement. Although the scope and overnight cost for Levy, including land acquisition, related transmission work and other required investments, remain essentially unchanged, the shift in schedule will increase escalation and carrying costs and raise the total estimated project cost to between $19 billion and $24 billion.

Along with the FPSC’s annual prudence reviews, we will continue to evaluate the project on an ongoing basis based on certain criteria, including, but not limited to cost; potential carbon regulation; fossil fuel prices; the benefits of fuel diversification; public, regulatory and political support; adequate financial cost-recovery mechanisms; appropriate levels of joint owner participation; customer rate impacts; project feasibility; DSM and EE programs; and availability and terms of capital financing. Taking into account these criteria, Levy is considered to be PEF’s preferred baseload generation option.

Under the terms of the 2012 settlement agreement, PEF will begin residential cost-recovery of its proposed Levy project effective in the first billing cycle of January 2013 at the fixed rates contained in the settlement and continuing for a five-year period. PEF will not recover any additional Levy costs from customers through the term of the agreement, or file for any additional recovery before March 1, 2017, unless otherwise agreed to by the parties to the agreement. This amount is intended to recover the estimated retail project costs to date plus costs necessary to obtain the COL and any engineering, procurement and construction (EPC) cancellation costs, if PEF ultimately chooses to cancel that contract. In addition, the consumer parties will not oppose PEF continuing to pursue a COL for Levy. PEF will true up any actual costs not recovered during the five-year period.

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

ANCLOTE UNITS 1 AND 2

On March 29, 2012, PEF announced plans to convert the 1,010-MW Anclote Units 1 and 2 (Anclote) from oil and natural gas fired to 100 percent natural gas fired and requested that the FPSC permit recovery of the estimated $79 million conversion cost through the Environmental Cost Recovery Clause (ECRC). PEF believes this conversion is the most cost-effective alternative for Anclote to achieve and maintain compliance with applicable environmental regulations (See Note 5A). On September 13, 2012, the FPSC approved PEF’s request to seek cost recovery through the ECRC. PEF anticipates that both converted units will be placed in service by the end of 2013.

PEF COST OF REMOVAL RESERVE

The 2012 and 2010 settlement agreements provide PEF the discretion to reduce amortization expense (cost of removal component) by up to the balance in the cost of removal reserve until the earlier of (a) PEF’s applicable cost of removal reserve reaches zero, or (b) the expiration of the 2012 settlement agreement at the end of 2016. PEF may not reduce amortization expense if the reduction would cause PEF to exceed the appropriate high point of the ROE range, as established in the settlement agreements. Pursuant to the settlement agreements, PEF recognized a reduction in amortization expense of $60 million and $71 million for the three months ended September 30, 2012 and 2011, respectively. PEF recognized reductions in amortization expense of $118 million and $205 million for the nine months ended September 30, 2012 and 2011, respectively. PEF had eligible cost of removal reserves of $169 million remaining at September 30, 2012, which is impacted by accruals in accordance with PEF’s latest depreciation study, removal costs expended and reductions in amortization expense as permitted by the settlement agreements.

C.	OTHER REGULATORY MATTERS

On July 6, 2012, the NCUC issued an order initiating investigation and scheduling hearings addressing the timing of the Duke Energy Board of Directors’ decision on July 2, 2012, to replace William D. Johnson with James E. Rogers as President and Chief Executive Officer (CEO) of Duke Energy, as well as other related matters.

Pursuant to the merger agreement, William D. Johnson, Chairman, President and CEO of Progress Energy became President and CEO of Duke Energy and James E. Rogers, Chairman, President and CEO of Duke Energy became Executive Chairman of Duke Energy upon close of the merger. Mr. Johnson subsequently resigned as the President and CEO of Duke Energy, effective July 3, 2012, and Mr. Rogers was appointed to be CEO.

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

The NCUC’s order also requests that Duke Energy provide certain documents related to the issue for its review. Duke Energy also received an Investigative Demand issued by the North Carolina Department of Justice (NCDOJ) on July 6, 2012, requesting the production of certain documents related to the issues which are also the subject of the NCUC Investigation. Duke Energy’s responses to these requests were submitted on August 7, 2012. On August 1, 2012, the NCUC engaged the law firm of Jenner & Block to conduct an investigation of these matters. That investigation is underway and to date has involved the production of more documents to the NCUC and a series of informal interviews by Jenner & Block of a number of persons with knowledge of these matters, including executive officers of Duke Energy. This process is ongoing and will also involve interviews of the members of the legacy Duke Energy Board of Directors.

Duke Energy has also been contacted by the SEC to explain the circumstances surrounding the NCUC investigation and shareholder lawsuits in connection with the closing of the merger of Duke Energy and Progress Energy. A meeting was held with the SEC staff in late October. Duke Energy intends to continue to assist the SEC staff, as they request.

We are unable to predict the ultimate outcome of these proceedings.

D.	PLANT RETIREMENTS AND ASSET RETIREMENT OBLIGATIONS

PEC filed a plan with the NCUC and the PSCSC to retire all of its coal-fired generating facilities in the Carolinas that do not have scrubbers. On October 1, 2011, PEC retired the Weatherspoon coal-fired generating units, on September 15, 2012, PEC retired the Lee coal-fired generating units, and on October 1, 2012, PEC retired the Cape Fear coal-fired generating units and the H.B. Robinson Unit 1 coal-fired unit. PEC expects to retire the Sutton coal-fired facility by the end of 2013.

In addition, on October 1, 2012, PEC retired six combustion turbine units in North Carolina, totaling approximately 100 MW of capacity.

The net carrying value of the remaining facilities at September 30, 2012, of $164 million and the net carrying value of the retired facilities of $57 million are included in generation facilities to be retired, net and regulatory assets, respectively, in the Consolidated Balance Sheets. The net carrying value of the retired facilities is expected to be recovered over a 10-year period as presented in our updated depreciation study filed with the NCUC and PSCSC. However, such recovery, including recovery of carrying costs on remaining book values, could be subject to future regulatory approvals and therefore cannot be assured.

PEF is considering the impact pending environmental regulations may have on the Crystal River Units 1 and 2 coal-fired steam turbines (CR1 and CR2), and the possibility of retiring these plants (See Note 5A).

During the three months ended September 30, 2012, we recorded increases to asset retirement obligations of $813 million, including $684 million at PEC and $129 million at PEF, with offsetting increases to asset retirement costs, included in property, plant and equipment in the Balance Sheets. These increases are the result of conforming with Duke Energy’s assumptions for the types of estimated costs in the obligations, primarily related to including nuclear spent fuel disposal in the calculation.

5.	COMMITMENTS AND CONTINGENCIES

Contingencies and significant changes to the commitments discussed in Notes 21 and 22 in the 2011 Form 10-K are described below.

A.	ENVIRONMENTAL MATTERS

The Progress Energy Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on the Progress Energy Registrants.

The following environmental matters impact all of the Progress Energy Registrants.

REMEDIATION ACTIVITIES

The Progress Energy Registrants are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing operations and sites formerly owned or used by Progress Energy entities. In some cases, Progress Energy no longer owns the property. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remediation requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Progress Energy Registrants could potentially be held responsible for contamination caused by other parties. In some instances, the Progress Energy Registrants may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Reserves associated with remediation activities at certain sites have been recorded and it is anticipated that additional costs associated with remediation activities at certain sites will be incurred in the future. All of these sites generally are managed in the normal course of business or affiliate operations. The Progress Energy Registrants have accrued costs associated with remediation activities at some of their current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmentally related contingencies and records liabilities when losses become probable and are reasonably estimable. Costs associated with remediation activities within the Progress Energy Registrants’ operations are typically expensed unless regulatory recovery of the costs is deemed probable.

The following tables contain information about accruals for probable and estimable costs related to various environmental sites, which were included in other current liabilities and other deferred credits and other liabilities in the Balance Sheets. Amounts accrued and expenditures for environmental loss contingencies presented below are for the nine months ended September 30, 2012 and 2011. Such amounts for the three months ended September 30, 2012 and 2011 were not material.

PROGRESS ENERGY
(in millions)	Total
Balance, December 31, 2011	$23
Amount accrued for environmental loss contingencies	16
Expenditures for environmental loss contingencies	(7)
Balance, September 30, 2012(a)	$32

Balance, December 31, 2010	$35
Amount accrued for environmental loss contingencies	7
Expenditures for environmental loss contingencies	(17)
Balance, September 30, 2011(a)	$25

(a)	Expected to be paid out over one to 12 years.

PEC
(in millions)	Total
Balance, December 31, 2011	$11
Amount accrued for environmental loss contingencies	4
Expenditures for environmental loss contingencies	(2)
Balance, September 30, 2012(a)	$13

Balance, December 31, 2010	$12
Amount accrued for environmental loss contingencies	-
Expenditures for environmental loss contingencies	(1)
Balance, September 30, 2011(a)	$11

(a)	Expected to be paid out over one to ten years.

PEF
(in millions)	Total
Balance, December 31, 2011	$12
Amount accrued for environmental loss contingencies	12
Expenditures for environmental loss contingencies	(5)
Balance, September 30, 2012(a)	$19

Balance, December 31, 2010	$23
Amount accrued for environmental loss contingencies	7
Expenditures for environmental loss contingencies	(16)
Balance, September 30, 2011(a)	$14

(a)	Expected to be paid out over one to 12 years.

PEC

PEC’s accruals relate to one former manufactured gas plant (MGP) site and other sites associated with PEC that have required, or are anticipated to require, investigation and/or remediation. Remediation of PEC’s other MGP sites has been substantially completed. During the nine months ended September 30, 2012, PEC completed a preliminary remedial action plan for its remaining MGP site, which indicates a range of viable remedial approaches with estimated costs up to $25 million. PEC has accrued approximately $7 million to reflect the estimated costs for the remedial approach considered to have more merit. The maximum amount of the range for all of PEC’s environmental sites cannot be determined at this time. Actual experience may differ from current estimates, and it is probable that estimates will continue to change in the future.

PEF

PEF’s accruals relate to two former MGP sites and other sites associated with PEF that have required, or are anticipated to require, investigation and/or remediation. Remediation of one MGP site has been substantially completed. At September 30, 2012, PEF’s accrual primarily relates to an MGP site located in Orlando, Fla. The potentially responsible parties (PRPs) for the Orlando MGP site have agreed to an interim allocation for the Orlando MGP site and are conducting a feasibility study for remediation of soil and groundwater down to 50 feet, which has not been completed. The study preliminarily indicates a range of viable remedial approaches. During the nine months ended September 30, 2012, the PRPs received refined estimates for the range of viable remedial approaches. Additionally, the PRPs believe one approach has more merit than the other approaches; however, the recommendation has not been submitted to or approved by the United States Environmental Protection Agency (EPA) at this time. The PRPs for the Orlando MGP site intend to seek recovery from the non-participating PRP, but no amount for recovery has been recorded. PEF has accrued its best estimate of its obligation with respect to the Orlando MGP site. Based on current estimates for the remedial approach considered to have more merit and its current allocation share, PEF accrued additional obligations of approximately $9 million during the nine months ended September 30, 2012, for remediation of soil and groundwater down to 50 feet. Based on current estimates for the range of viable remedial approaches and its current allocation share, PEF could incur additional obligations of up to approximately $8 million for remediation of soil and groundwater down to 50 feet. Results of an investigative study revealed the presence of MGP byproduct material at least 200 feet below the surface. The layer between approximately 50 feet and 200 feet below the surface, which is clay, is not impacted. The maximum amount of the range for remediation, if any, below 200 feet at the Orlando MGP site and for PEF’s other sites cannot be determined at this time. Actual experience may differ from current estimates, and it is probable that estimates will continue to change in the future. We cannot predict the outcome of this matter.

CLEAN WATER ACT 316(b)

The EPA published its proposed cooling water intake structures rule on April 20, 2011. The proposed rule advances one main approach and three alternatives. The main approach establishes aquatic protection requirements for existing facilities and new on-site facility additions that withdraw 2 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Based on the main approach proposed, most, if not all of the coal, natural gas and nuclear-fueled steam electric-generating facilities in which the Progress Energy Registrants are either a whole or partial owner are likely affected sources unless retired prior to implementation of the 316(b) rule requirements. Additional sources, including some combined-cycle combustion turbine facilities may also be impacted, at least for intake modifications.

The EPA recently modified a previous settlement agreement that now calls for the EPA to finalize the 316(b) rule by June 2013. Compliance with portions of the rule could begin as early as 2016. Because of the wide range of potential outcomes, including the other three alternative proposals, the Progress Energy Registrants are unable to estimate their costs to comply at this time.

COAL COMBUSTION RESIDUALS (CCR) MANAGEMENT

On June 21, 2010, the EPA issued a proposal to regulate, under the Resource Conservation and Recovery Act, CCRs, a term the EPA uses to describe the coal combustion products associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs not employed in approved beneficial use applications would either be regulated as hazardous waste or would continue to be regulated as non-hazardous waste. We cannot predict the outcome of this rulemaking. However, based on the proposal, the cost of complying with the final regulation will be material. The timing of a final rule is uncertain. In response to a motion filed in federal court by environmental groups asking the court to compel the EPA to issue a final rule, the EPA filed a declaration on October 11, 2012, suggesting that it could take more than a year to complete the regulation.

CROSS-STATE AIR POLLUTION RULE (CSAPR)

On August 8, 2011, the final CSAPR was published in the Federal Register. The CSAPR established state-level annual SO2 and NOx budgets that were to take effect on January 1, 2012, and state-level ozone-season NOx budgets that were to take effect on May 1, 2012, allocating emission allowances to affected sources in each state equal to the state budget less an allowance set-aside for new sources. The budget levels were set to decline in 2014 for many states, including North Carolina. In South Carolina and Florida, the budgets were to remain constant. The rule allowed both intrastate and limited interstate allowance trading.

Numerous petitions for review of the CSAPR were filed with the United States Court of Appeals for the District of Columbia (D.C. Court of Appeals). On August 21, 2012, by a 2-1 decision, the D.C. Court of Appeals vacated the CSAPR. The court also directed the EPA to continue administering the Clean Air Interstate Rule (CAIR) that the Progress Energy Registrants have been complying with since 2009 pending completion of a remand rulemaking to replace CSAPR with a valid rule. CAIR requires additional Phase II reductions in SO2 and NOx emissions beginning in 2015. The court’s decision to vacate the CSAPR leaves the future of the rule uncertain. The EPA has filed a petition with the D.C. Court of Appeals for en banc rehearing of the CSAPR decision. If the court’s August 21, 2012 decision is upheld, the CAIR will remain in force for an unknown period of time until EPA develops a replacement rule. If the decision is overturned on rehearing, it is not known when EPA would move to implement the CSAPR.

The Progress Energy Registrants cannot predict the outcome of the rehearing process or how it could affect future emission reduction requirements that might apply to the Progress Energy Registrants as a result of a potential CSAPR replacement rulemaking. The continued implementation of the CAIR pending the outcome of the rehearing process and a potential CSAPR replacement rulemaking, including the potential implementation of CAIR Phase II in 2015, will not result in the Progress Energy Registrants adding new emission controls.

MERCURY AND AIR TOXICS STANDARDS (MATS)

The final Mercury and Air Toxics Standards rule (previously referred to as the Utility maximum achievable control technology (MACT) Rule) was published in the Federal Register on February 16, 2012. The final rule establishes emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The rule requires sources to comply with the emission limits by April 16, 2015. Under the Clean Air Act, permitting authorities have the discretion to grant up to a 1-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. The Progress Energy Registrants continue to evaluate the requirements of the rule and develop strategies for complying with the rule’s requirements. Strategies to achieve compliance with the final MATS rule are likely to include installing new or upgrading existing air emission control equipment, developing monitoring processes and accelerating retirement of some coal-fired electric generating units. Due to significant investments in nitrogen oxides (NOx) and sulfur dioxide (SO2) emission controls and fleet modernization projects completed or under way, we believe PEC is relatively well positioned to comply with the MATS. However, PEF will be required to complete additional emissions controls and/or fleet modernization projects in order to meet the compliance timeframe for the MATS. On March 29, 2012, PEF announced plans to convert Anclote to 100 percent natural gas, which will substantially reduce emissions, as part of its MATS compliance strategy. For additional information, refer to Note 4.

Numerous petitions for review of the final MATS rule have been filed with the D.C. Court of Appeals. The court established a schedule for the litigation that has final briefs being filed on April 8, 2013. The Progress Energy Registrants cannot predict the outcome of the litigation or how it might affect the MATS requirements as they apply to the Progress Energy Registrants.

As finalized, the cost to the Progress Energy Registrants to comply with the regulation will be material.

CLEAN AIR VISIBILITY RULE (CAVR)

The EPA’s Clean Air Visibility Rule (CAVR) is an implementing regulation in its Regional Haze program that requires states to identify facilities, including power plants, built between August 1962 and August 1977 with the potential to produce emissions that affect visibility in certain specially protected areas, including national parks and wilderness areas, designated as Class I areas. To help restore visibility in those areas, states must require the identified facilities to install best available retrofit technology (BART) to control their emissions. PEF’s BART-eligible units are Anclote and CR1 and CR2. Under an agreement with the Florida Department of Environmental Protection (FDEP) that is reflected in a BART permit issued in final form on October 10, 2012, PEF will either retire its Crystal River Units No. 1 and No. 2 coal-fired steam turbines (CR1 and CR2) as coal-fired units by December 31, 2020 or install pollution control equipment by January 1, 2018. In addition, PEF will convert Anclote to 100 percent natural gas.

The FDEP is working with the EPA to complete development of an approvable regional haze state implementation plan by July 5, 2013, which is consistent with the BART permit issued by the FDEP on October 10, 2012. The outcome of these matters cannot be predicted.

EPA GREENHOUSE GAS NEW SOURCE PERFORMANCE STANDARDS (NSPS)

On April 13, 2012, the EPA published in the Federal Register its proposed rule to establish carbon dioxide (CO2) emissions standards for pulverized coal, integrated gasification combined cycle, and natural gas combined cycle electric-generating units that are permitted and constructed in the future. The proposal would not apply to any of the Progress Energy Registrants’ coal and natural gas electric generation plants that are currently under construction or in operation. Any future pulverized coal and integrated gasification combined cycle units will have to employ carbon capture and storage technology to meet the CO2 emission standard the EPA has proposed. The proposed standard will not require new natural gas combined cycle facilities to install carbon capture and storage technology.

Management does not expect any material impact on the Progress Energy Registrants’ future results of operations or cash flows based on the EPA’s proposal. The final rule, however, could be significantly different from the proposal. It is not known when the EPA might finalize the rule.

ESTIMATED COST AND IMPACTS OF EPA RULEMAKINGS

While the ultimate compliance requirements for the Progress Energy Registrants for MATS, Clean Water Act 316(b) and CCRs will not be known until all the rules have been finalized, for planning purposes, we currently estimate that if the decision is made to retire PEF’s CR1 and CR2, MATS compliance costs at the Utilities could range from $150 million to $320 million. If the units are not retired, PEF’s MATS compliance costs could exceed $1 billion. The Progress Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses in conjunction with these EPA regulations, and also expect to incur costs for replacement generation for potential coal-fired power plant retirements. Until the final regulatory requirements of the group of EPA regulations are known and can be fully evaluated, the potential compliance costs associated with these EPA regulatory actions are subject to considerable uncertainty. Therefore, the actual compliance costs incurred may be materially different from these estimates based on the timing and requirements of the final EPA regulations.

The Progress Energy Registrants intend to seek regulatory recovery of amounts incurred associated with regulated operations in complying with these regulations. Refer to Note 4 for further information regarding potential plant retirements and related regulatory filings.

B.	LITIGATION

MERGER

On August 3, 2012, Duke Energy was served with a shareholder Derivative Complaint, which has been transferred to the North Carolina Business Court (Krieger v. Johnson, et al). The lawsuit names as defendants, William D. Johnson, James E. Rogers and the Legacy Duke Energy Directors. Duke Energy is named as a nominal defendant. The lawsuit alleges claims for breach of fiduciary duty in granting excessive compensation to Mr. Johnson. We cannot predict the outcome of this matter.

SPENT NUCLEAR FUEL MATTERS

Pursuant to the Nuclear Waste Policy Act of 1982, the Utilities entered into contracts with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same Standard Contract for Disposal of Spent Nuclear Fuel.

The DOE failed to begin taking spent nuclear fuel by January 31, 1998. In January 2004, the Utilities filed a complaint in the U.S. Court of Federal Claims against the DOE, claiming that the DOE breached the standard contract and asserting damages incurred through 2005. In 2011, the judge in the U.S. Court of Federal Claims issued a ruling to award PEC substantially all their asserted damages. As a result, PEC recorded the award in 2011 as an offset for past spent fuel storage costs incurred.

On December 12, 2011, the Utilities filed another complaint in the U.S. Court of Federal Claims against the DOE, claiming damages incurred from January 1, 2006, through December 31, 2010. The damages stem from the same breach of contract asserted in the previous litigation. On March 23, 2012, the Utilities filed their initial disclosure of $113 million of damages with the U.S. Court of Federal Claims and the DOE. The total amount of damages could change during discovery, which is set to end on May 31, 2013. The Utilities may file subsequent damage claims as they incur additional costs. The next status conference to discuss trial dates is scheduled for May 10, 2013. We cannot predict the outcome of this matter.

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

The jury awarded Global $78 million. In November 2009, the court assessed $55 million in prejudgment interest and entered judgment in favor of Global in a total amount of $133 million. During the year ended December 31, 2009, we recorded an after-tax charge of $74 million to discontinued operations. In December 2009, we appealed the Broward County judgment to the Florida Fourth District Court of Appeals. Also in December 2009, we made a $154 million payment, which represented payment of the total judgment and a required premium equivalent to two years of interest at the then statutory rate, to the Broward County Clerk of Court bond account. The appellate briefing process has been completed. Oral argument on the appeal was held on September 27, 2011. On October 3, 2012, the Florida appellate court reversed the trial court ruling and directed a verdict on damages. The case was remanded to the trial court to determine whether specific performance is an appropriate remedy. On October 18, 2012, Global filed a Motion for Clarification and Rehearing of Panel Decision, which has yet to be ruled upon. On November 1, 2012, we filed a response in opposition to U.S. Global’s motion. We cannot predict the outcome of this matter.

In a second suit filed in the Superior Court for Wake County, N.C., Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC (the North Carolina Global Case), the Progress Affiliates seek declaratory relief consistent with our interpretation of the Asset Purchase Agreement. Global was served with the North Carolina Global Case on April 17, 2003. In May 2003, Global moved to dismiss the North Carolina Global Case for lack of personal jurisdiction over Global. In the alternative, Global requested that the court decline to exercise its discretion to hear the Progress Affiliates’ declaratory judgment action. In August 2003, the Wake County Superior Court denied Global’s motion to dismiss, but stayed the North Carolina Global Case, pending the outcome of the Florida Global Case. The Progress Affiliates appealed the superior court’s order staying the case. By order dated September 7, 2004, the North Carolina Court of Appeals dismissed the Progress Affiliates’ appeal. Based upon the outcome of the Florida Global Case, we anticipate dismissal of the North Carolina Global Case.

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

As a part of normal business, we enter into various agreements providing future financial or performance assurances to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. At September 30, 2012, we do not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included in the accompanying Balance Sheets.

At September 30, 2012, we have issued guarantees and indemnifications of and for certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses. At September 30, 2012, our estimated maximum exposure for guarantees and indemnifications for which a maximum exposure is determinable was $219 million, including $45 million at PEF. Related to the sales of businesses, the latest specified notice period extends until 2013 for the majority of legal, tax and environmental matters provided for in the indemnification provisions. Indemnifications for the performance of assets extend to 2016. For certain matters for which we receive timely notice, our indemnity obligations may extend beyond the notice period. Certain indemnifications related to discontinued operations have no limitations as to time or maximum potential future payments. At September 30, 2012 and December 31, 2011, we had recorded liabilities related to guarantees and indemnifications to third parties of $28 million and $63 million, respectively. These amounts included $20 million and $37 million for PEF at September 30, 2012 and December 31, 2011, respectively. Our liabilities decreased primarily due to the reversal of certain environmental indemnification liabilities for which the indemnification period has expired (See Note 2) and the adjustment to the indemnification for the estimated future years’ joint owner replacement power costs related to the CR3 outage (See Note 8C of the 2011 Form 10-K). PEF’s liabilities decreased primarily due to the previously mentioned indemnification adjustment related to CR3. During the three and nine months ended September 30, 2012, our and the Utilities’ accruals and expenditures related to guarantees and indemnifications were not material. As current estimates change, additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded in the future.

In addition, the Parent has issued $300 million in guarantees for certain payments of two wholly owned indirect subsidiaries (See Note 17).

D.	OTHER COMMITMENTS AND CONTINGENCIES

As part of its normal business, the Progress Energy Registrants enter into various fixed-price, non-cancelable commitments to purchase or sell power (tolling agreements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized in the respective Balance Sheets. Some of these arrangements may be recognized at fair value in the respective Balance Sheets if such contracts meet the definition of a derivative and the normal purchase normal sale (NPNS) exception does not apply.

During the three and nine months ended September 30, 2012, there were no material changes in the Progress Energy Registrants’ other commitments and contingencies other than as follows:

PEC

As described in Note 22A in the 2011 Form 10-K, PEC entered into conditional agreements for firm pipeline transportation capacity to support PEC’s gas supply needs. As the transactions are subject to several conditions precedent, the estimated costs associated with these agreements were not included in PEC’s fuel commitments at December 31, 2011. The estimated total cost to PEC associated with these agreements at December 31, 2011, was approximately $1.510 billion, approximately $380 million of which relates to a capital lease. The agreements pertain to the period from July 2012 through May 2033. During the nine months ended September 30, 2012, the conditions precedent for two of the agreements, including the capital lease agreement, were satisfied. The agreements are through 2032 and have an estimated total cost of approximately $1.030 billion, including $20 million, $103 million, $103 million and $804 million, respectively, for less than one year, one to three years, three to five years and more than five years from December 31, 2011.

6.	DEBT AND CREDIT FACILITIES

Significant changes to the Progress Energy Registrants’ debt and credit facilities since December 31, 2011, are as follows:

FIRST MORTGAGE BONDS

On May 18, 2012, PEC issued $500 million of 2.80% First Mortgage Bonds due May 15, 2022 and $500 million of 4.10% First Mortgage Bonds due May 15, 2042. The net proceeds were used to retire at maturity the $500 million outstanding aggregate principal balance of PEC’s 6.50% Notes due July 15, 2012, and a portion of PEC’s outstanding commercial paper and notes payable to affiliated companies.

OTHER DEBT

On March 8, 2012, the Parent issued $450 million of 3.15% Senior Notes due April 1, 2022. The net proceeds, along with available cash on hand, were used to retire the $450 million outstanding aggregate principal balance of our 6.85% Senior Notes due April 15, 2012.

AVAILABLE CREDIT FACILITIES

On July 2, 2012, the Parent terminated its $478 million RCA, and PEC and PEF terminated their respective $750 million RCAs and became borrowers under the Duke Energy Master Credit Facility (MCF). In November 2011, Duke Energy entered into a new $6.0 billion, five-year MCF, expiring in November 2016, with $4.0 billion available at closing and the remaining $2.0 billion available following consummation of the merger. In October 2012, Duke Energy reached an agreement with banks representing $5.63 billion of commitments under the MCF to extend the expiration date by one year to November 2017. Through November 2016, the available credit under this facility remains $6 billion. PEC and PEF each have borrowing capacity under the MCF up to $750 million. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimit of each borrower, subject to a maximum sublimit of $1.0 billion for PEC and PEF. Available capacity under the MCF for PEC and PEF has been reduced for certain amounts outstanding under the money pool arrangement described below. Available capacity for PEC and PEF as of September 30, 2012, was approximately $600 million for each utility. The Duke Energy MCF contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower, including PEC and PEF. Indebtedness as defined by the Duke Energy MCF includes certain letters of credit, surety bonds and guarantees not recorded in the Consolidated Balance Sheets. Following the merger, the cash needs of the Parent will be funded with dividends from the Utilities generated from their earnings and cash flows, and to a lesser extent, dividends from other subsidiaries; borrowings under an intercompany note with Duke Energy; and/or equity contributions from Duke Energy.

MONEY POOL

PEC, PEF and PESC receive support for their short-term borrowing needs through participation with Duke Energy and certain of its subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that the participants separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between the money pool participants. Per the terms of the money pool arrangement, the parent companies, including Duke Energy Corporation and Progress Energy, Inc., may loan funds to their participating subsidiaries, but may not borrow funds through the money pool.

Increases or decreases in money pool receivables are reflected within investing activities in the Progress Energy Registrants’ Statements of Cash Flows, while increases or decreases in money pool borrowings are reflected within financing activities in the Progress Energy Registrants’ Statements of Cash Flows.

CURRENT MATURITIES OF LONG-TERM DEBT

At September 30, 2012, PEC had $400 million of 5.125% First Mortgage Bonds due September 15, 2013 classified as current maturities of long-term debt in the Consolidated Balance Sheets. PEC expects to fund this obligation with proceeds from additional borrowings.

At September 30, 2012, PEF had $425 million of 4.80% First Mortgage Bonds due March 1, 2013 classified as current maturities of long-term debt in the Balance Sheets. PEF expects to fund this obligation with proceeds from additional borrowings.

7.	GOODWILL

In the third quarter of 2012, Progress Energy changed its goodwill impairment testing date for the PEC and PEF reporting units from October 31 to August 31. The change in the goodwill impairment test date is preferable as it better aligns the annual goodwill impairment testing procedures for PEC and PEF with the other reporting units of Duke Energy. This change in accounting principle did not accelerate, delay, avoid, or cause a goodwill impairment charge. Neither the change in the goodwill impairment testing date nor the merger resulted in any changes to the PEC or PEF reporting units. Due to significant judgments and estimates that are utilized in a goodwill impairment analysis, we determined it was impracticable to objectively determine, without the use of hindsight, projected cash flows and related valuation estimates as of each August 31 for periods prior to August 31, 2012. As such, we have prospectively applied the change in the annual goodwill impairment testing date from August 31, 2012. The results of our 2012 annual test of goodwill indicated the carrying amounts of goodwill were not impaired.

8.	RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

The Progress Energy Registrants utilize various derivative instruments to manage risks primarily associated with commodity prices and interest rates. The primary use of energy commodity derivatives is to hedge the generation portfolio against the changes in the prices of power and fuel. Interest rate derivatives are entered into to manage interest rate risk associated with variable-rate and fixed-rate borrowings.

Certain derivative instruments qualify for hedge accounting and are designated as cash flow hedges, while others either do not qualify as accounting hedges (such as economic hedges) or have not been designated as hedges (herein after referred to as undesignated contracts). All derivative instruments not meeting the criteria for the normal purchases or sales exception are recognized as either assets or liabilities at fair value in the Balance Sheets. As PEC and PEF meet the criteria for regulatory accounting treatment, the majority of the derivative contracts entered into by PEC and PEF are not designated as hedges since gains and losses on such contracts are deferred as regulatory liabilities and assets, respectively. Thus, there is no immediate earnings impact associated with changes in fair values of such derivative contracts. Cash flows relative to derivative instruments are considered operating activities based on the nature of the underlying transactions.

For derivative instruments that qualify and are designated as cash flow hedges, the effective portion of the gain or loss is reported as a component of Accumulated Other Comprehensive Income (AOCI) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

A.	COMMODITY PRICE RISK

The Progress Energy Registrants are exposed to the impact of market changes in the future prices of natural gas, coal, fuel oil, electricity and other energy-related products marketed and purchased as a result of our ownership of energy-related assets. With respect to commodity price risks associated with electricity generation, PEC and PEF are exposed to changes including, but not limited to, the cost of the coal, natural gas and fuel oil used to generate electricity, the prices of electricity in wholesale markets, the cost of capacity and electricity purchased for resale in wholesale markets and the cost of emissions allowances primarily at the coal fired power plants. Risks associated with commodity price changes on future operations are closely monitored and, where appropriate, various commodity contracts are used to mitigate the effect of such fluctuations on operations. Exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contracts, the liquidity of the market and delivery location.

COMMODITY CASH FLOW HEDGES

The Progress Energy Registrants use commodity instruments, such as swaps, futures, forwards and options, to protect margins for a portion of future revenues and fuel and purchased power expenses.

UNDESIGNATED CONTRACTS

The Progress Energy Registrants use derivative contracts as economic hedges to manage the market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts may include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that do not or no longer qualify for the normal purchases or sales scope exemption, and de-designated hedge contracts. These undesignated contracts expire as late as 2015.

PEC uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. PEC has also entered into firm power sale agreements, some of which are accounted for as derivative instruments, as part of the Interim FERC Mitigation in connection with Progress Energy's merger with Duke Energy (See Note 2). Undesignated contracts at September 30, 2012 are primarily associated with forward purchases and sales of electricity and forward purchases of fuel used in electricity generation.

PEF uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. Undesignated contracts at September 30, 2012 are primarily associated with forward purchases of fuel used in electricity generation.

B.	INTEREST RATE RISK

The Progress Energy Registrants are exposed to risk resulting from changes in interest rates as a result of their issuances or anticipated issuance of variable and fixed-rate debt and commercial paper. Interest rate exposure is managed by limiting variable-rate exposures to a percentage of total debt and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, the Progress Energy Registrants may enter into financial contracts; primarily interest rate swaps and U.S. Treasury lock agreements. Additionally, in anticipation of certain fixed-rate debt issuances, a series of forward starting interest rate swaps may be executed to lock in components of the market interest rates at the time and terminated prior to or upon the issuance of the corresponding debt. When these transactions occur within a business that meets the criteria for regulatory accounting treatment, these contracts may be treated as undesignated and any pre-tax gain or loss recognized from inception to termination of the hedges would be recorded as a regulatory liability or asset and amortized as a component of interest expense over the life of the debt. Alternatively, these derivatives may be designated as hedges whereby, any pre-tax gain or loss from inception to termination of the hedges would be recorded in AOCI and amortized as a component of interest expense over the life of the debt.

During the third quarter of 2012, $117 million and $42 million in pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges for regulated operations were reclassified from AOCI to regulatory assets at PEC and PEF, respectively.

The following tables show the notional amounts for derivatives related to interest rate risk:

Notional Amounts of Derivative Instruments Related to Interest Rate
	Progress Energy	PEC	PEF
(in millions)	September 30, 2012
Undesignated contracts	$100	$50	$50

(in millions)	December 31, 2011
Cash flow hedges	$500	$250	$50

C.	VOLUMES

The following tables show information relating to the volume of the Progress Energy Registrants’ outstanding commodity derivative activity. Amounts disclosed represent the notional volumes of commodities contracts accounted for at fair value. For option contracts, notional amounts include only delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the normal purchase or sales exceptions have been excluded from the tables below. Amounts disclosed represent the absolute value of notional amounts. Contractual amounts have been netted where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown below. For additional information on notional dollar amounts of debt subject to derivative contracts accounted for at fair value, see “Interest Rate Risk” section above.

Underlying Notional Amounts for Commodity Derivative Instruments Accounted for At Fair Value
	Progress Energy	PEC	PEF
	September 30, 2012
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	1,850	1,850	-
Electricity-capacity (Gigawatt-months)(a)	5	5	-
Natural gas (millions of decatherms)	297	89	208
Fuel oil (millions of gallons)	6	-	6

	December 31, 2011
Commodity contracts
Natural gas (millions of decatherms)	347	103	244
Fuel oil (millions of gallons)	10	-	10

(a)	Interim FERC Mitigation power sales agreements entered into in connection with the merger with Duke Energy.

D.	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITY INFORMATION

The following tables show fair value amounts of derivative contracts and the line item(s) in the Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where the Progress Energy Registrants net the fair value of derivative contracts subject to master arrangements with the same counterparty in the Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value of Derivatives Reflected in the Balance Sheets
	Progress Energy		PEC		PEF
Instrument / Balance Sheet location	September 30, 2012
(in millions)	Asset	Liability	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Commodity contracts
Derivative liabilities, current		$1		$-		$1
Total derivatives designated as hedging instruments		1		-		1

Derivatives not designated as hedging instruments
Commodity contracts(a)
Investments and other assets: other	$1	-	$-	-	$1	-
Derivative liabilities, current	8	220	3	74	5	146
Deferred credits and other liabilities: other	14	209	2	74	12	135
Interest rate contracts(a)
Derivative liabilities, current		23		11		12
CVOs(b)
Deferred credits and other liabilities: other		4		-		-
Total derivatives not designated as hedging instruments	23	456	5	159	18	293
Total derivatives	$23	$457	$5	$159	$18	$294

(a)	Substantially all of these contracts receive regulatory treatment.
(b)
As discussed in Note 16 in the 2011 Form 10-K, the Parent issued 98.6 million Contingent Value Obligations (CVOs) in connection with the acquisition of Florida Progress Corporation (Florida Progress) during 2000. Through a negotiated settlement agreement and subsequent tender offer between October 2011 and February 2012, we repurchased and continue to hold 83.4 million CVOs.

	Progress Energy		PEC		PEF
Instrument / Balance Sheet location	December 31, 2011
(in millions)	Asset	Liability	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Commodity contracts
Derivative liabilities, current		$2		$-		$2
Deferred credits and other liabilities: other		1		-		1
Interest rate contracts
Derivative liabilities, current		76		38		-
Deferred credits and other liabilities: other		17		9		8
Total derivatives designated as hedging instruments		96		47		11

Derivatives not designated as hedging instruments
Commodity contracts(a)
Derivative liabilities, current	$5	357	$-	91	$5	266
Deferred credits and other liabilities: other	-	332	-	110	-	222
CVOs(b)
Current liabilities: other		14		-		-
Total derivatives not designated as hedging instruments	5	703	-	201	5	488
Total derivatives	$5	$799	$-	$248	$5	$499

(a)	Substantially all of these contracts receive regulatory treatment.
(b)
As discussed in Note 16 in the 2011 Form 10-K, the Parent issued 98.6 million CVOs in connection with the acquisition of Florida Progress during 2000. In 2011, we repurchased and continue to hold 80.1 million CVOs in a negotiated settlement agreement and subsequent tender offer.

The following tables show the amount of gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract and the Statements line items in which such gains and losses are included.

Cash Flow Hedges - Location and Amount of Pre-Tax Gains and (Losses) Recognized in Comprehensive Income
	Progres Energy		PEC		PEF
	Three months ended September 30
(in millions)	2012	2011	2012	2011	2012	2011
Pre-tax gains (losses) recognized in OCI(a)
Commodity contracts	$1	$(1)	$-	$-	$1	$(1)
Interest rate contracts(b)	-	(111)	-	(58)	-	(27)
Total pre-tax gains (losses) recognized in OCI	$1	$(112)	$-	$(58)	$1	$(28)
Location of pre-tax gains (losses) reclassified from OCI into income(a)
Interest rate contracts(b)
Interest expense	$(2)	$(3)	$-	$(2)	$-	$-
Total pre-tax gains (losses) reclassified from OCI into income	$(2)	$(3)	$-	$(2)	$-	$-
Location of pre-tax gains (losses) recognized in income on derivatives(c)
Interest rate contracts(b)
Interest expense	$-	$(1)	$-	$(1)	$-	$-
Total pre-tax gains (losses) recognized in income on derivatives	$-	$(1)	$-	$(1)	$-	$-

(a)	Effective portion.
(b)
Amounts in AOCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(c)	Related to ineffective portion and amount excluded from effectiveness testing.

	Progress Energy		PEC		PEF
	Nine months ended September 30
(in millions)	2012	2011	2012	2011	2012	2011
Pre-tax gains (losses) recognized in OCI(a)
Commodity contracts	$1	$(1)	$-	$-	$1	$(1)
Interest rate contracts(b)	(11)	(134)	(7)	(67)	(2)	(35)
Total pre-tax gains (losses) recognized in OCI	$(10)	$(135)	$(7)	$(67)	$(1)	$(36)
Location of pre-tax gains (losses) reclassified from OCI into income(a)
Interest rate contracts(b)
Interest expense	$(12)	$(9)	$(5)	$(5)	$(2)	$-
Total pre-tax gains (losses) reclassified from OCI into income	$(12)	$(9)	$(5)	$(5)	$(2)	$-
Location of pre-tax gains (losses) recognized in income on derivatives(c)
Interest rate contracts(b)
Interest expense	$-	$(3)	$-	$(1)	$-	$-
Total pre-tax gains (losses) recognized in income on derivatives	$-	$(3)	$-	$(1)	$-	$-

(a)	Effective portion.
(b)
Amounts in AOCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(c)	Related to ineffective portion and amount excluded from effectiveness testing.

PROGRESS ENERGY

At September 30, 2012 and December 31, 2011, $71 million and $232 million, respectively, of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges remained in AOCI and $5 million pre-tax loss is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

PEC

At December 31, 2011, $116 million of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges remained in AOCI. At September 30, 2012, such losses were reclassified to regulatory assets.

PEF

At December 31, 2011, $41 million of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges remained in AOCI. At September 30, 2012, such losses were reclassified to regulatory assets.

The following tables show the amount of the pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument and the line item(s) in the Statements of Operations and Comprehensive Income in which such gains and losses are included or deferred in the Balance Sheets as regulatory assets and liabilities.

Undesignated Contracts - Location and Amount of Pre-Tax Gains and (Losses) Recognized in Income or as Regulatory Assets or Liabilities
	Progress Energy		PEC		PEF
	Three months ended September 30
(in millions)	2012	2011	2012	2011	2012	2011
Location of pre-tax gains and (losses) recognized in earnings
Commodity contracts
Regulated electric revenue	$(9)	$-	$(9)	$-	$-	$-
Fuel used in electric generation and purchased power(a)	(135)	(91)	(35)	(20)	(100)	(71)
Interest rate contracts
Interest expense(b)	(4)	-	(3)	-	(1)	-
Total pre-tax gains (losses) recognized in earnings	$(148)	$(91)	$(47)	$(20)	$(101)	$(71)
Location of pre-tax gains and (losses) recognized as regulatory assets or liabilities
Commodity contracts(c)
Regulatory asset	$60	$(157)	$15	$(42)	$45	$(115)
Interest rate contracts(b)
Regulatory asset	2	-	2	-	-	-
Total pre-tax gains (losses) recognized as regulatory assets or liabilities	$62	$(157)	$17	$(42)	$45	$(115)
Location of pre-tax gains and (losses) recognized in income on derivatives
Fair value loss transition adjustment
Regulated electric revenue	$-	$1	$-	$1	$-	$-
CVOs
Other income and expenses, net	(1)	(63)	-	-	-	-
Total pre-tax gains (losses) recognized in income on derivatives	$(1)	$(62)	$-	$1	$-	$-

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)
Amounts in regulatory assets and liabilities related to terminated hedges are reclassified to earnings as the interest expense is recorded. The hedges will be amortized to interest expense over the term of the related debt.

(c)	Amounts are recorded in regulatory assets and liabilities in the Balance Sheets until derivatives are settled.

	Progress Energy		PEC		PEF
	Nine months ended September 30
(in millions)	2012	2011	2012	2011	2012	2011
Location of pre-tax gains and (losses) recognized in earnings
Commodity contracts
Regulated electric revenue	$(9)	$-	$(9)	$-	$-	$-
Fuel used in electric generation and purchased power(a)	(395)	(219)	(100)	(42)	(295)	(177)
Interest rate contracts
Interest expense(b)	(4)	-	(3)	-	(1)	-
Total pre-tax gains (losses) recognized in earnings	$(408)	$(219)	$(112)	$(42)	$(296)	$(177)
Location of pre-tax gains and (losses) recognized as regulatory assets or liabilities
Commodity contracts(c)
Regulatory asset	$(108)	$(201)	$(34)	$(55)	$(74)	$(146)
Interest rate contracts(b)
Regulatory asset	2	-	2	-	-	-
Total pre-tax gains (losses) recognized as regulatory assets or liabilities	$(106)	$(201)	$(32)	$(55)	$(74)	$(146)
Location of pre-tax gains and (losses) recognized in income on derivatives
Commodity contracts
Regulated electric revenue	$2	$1	$2	$1	$-	$-
Fair value loss transition adjustment
Regulated electric revenue	1	1	1	1	-	-
CVOs
Other income and expenses, net	7	(59)	-	-	-	-
Total pre-tax gains (losses) recognized in income on derivatives	$10	$(57)	$3	$2	$-	$-
(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)
Amounts in regulatory assets and liabilities related to terminated hedges are reclassified to earnings as the interest expense is recorded. The hedges will be amortized to interest expense over the term of the related debt.

(c)	Amounts are recorded in regulatory assets and liabilities in the Balance Sheets until derivatives are settled.

E.	CREDIT RISK

Certain of PEC and PEF’s derivative contracts contain contingent features, such as material adverse change clauses or payment acceleration clauses that could result in immediate payments, the posting of letters of credit or the termination of the derivative contract before maturity if specific events occur, such as a downgrade in the individual company’s credit rating below investment grade.

The following tables show information with respect to derivative contracts that are in a net liability position and contain objective credit-risk-related payment provisions. The amounts disclosed in the table below represent the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period and the aggregate fair value of the additional assets that would need to be transferred in the event that credit-risk-related contingent features were triggered.

Information Regarding Derivative Instruments that Contain Credit-Risk-Related Contingent Features
	Progress Energy	PEC	PEF
(in millions)	September 30, 2012
Aggregate fair value amounts of derivative instruments in a net liability position	$325	$118	$207
Collateral already posted	74	13	61
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered at the end of the reporting period	251	105	146

(in millions)	December 31, 2011
Aggregate fair value amounts of derivative instruments in a net liability position	$489	$152	$337
Collateral already posted	147	24	123
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered at the end of the reporting period	342	128	214

NETTING OF CASH COLLATERAL AND DERIVATIVE ASSETS AND LIABILITIES UNDER MASTER NETTING ARRANGEMENTS

In accordance with applicable accounting rules, the Progress Energy Registrants have elected to offset fair value amounts (or amounts that approximate fair value) recognized in their Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. The amounts disclosed in the table below represent the receivables related to the right to reclaim cash collateral and payables related to the obligation to return cash collateral under master netting arrangements. See Note 9 for additional information on fair value disclosures related to derivatives.

Information Regarding Cash Collateral under Master Netting Arrangements
	Progress Energy		PEC		PEF
	September 30, 2012
(in millions)	Receivables	Payables	Receivables	Payables	Receivables	Payables
Amounts offset against net derivative positions	$73	$-	$13	$-	$60	$-
Amounts not offset against net derivative positions	1	-	-	-	1	-

	December 31, 2011
(in millions)	Receivables	Payables	Receivables	Payables	Receivables	Payables
Amounts offset against net derivative positions	$140	$-	$23	$-	$117	$-
Amounts not offset against net derivative positions	3	-	-	-	3	-

9.	FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Under existing accounting guidance, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability.

The Progress Energy Registrants classify recurring and non-recurring fair value measurements based on the following fair value hierarchy, as prescribed by the accounting guidance for fair value, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities that the Progress Energy Registrants have the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occurs with sufficient frequency and volume to provide ongoing pricing information. The Progress Energy Registrants do not adjust quoted market prices on Level 1 for any blockage factor.

Level 2 – a fair value measurement utilizing inputs other than a quoted market price that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates. A Level 2 measurement cannot have more than an insignificant portion of the valuation based on unobservable inputs.

Level 3 – any fair value measurements which include unobservable inputs for the asset or liability for more than an insignificant portion of the valuation. A level 3 measurement may be based primarily on Level 2 inputs.

The fair value accounting guidance for financial instruments permits entities to elect to measure many financial instruments and certain other items at fair value that are not required to be accounted for at fair value under other GAAP. There are no financial assets or financial liabilities that are not required to be accounted for at fair value under GAAP for which the option to record at fair value has been elected by the Progress Energy Registrants. However, in the future, the Progress Energy Registrants may elect to measure certain financial instruments at fair value in accordance with this accounting guidance.

Nuclear Decommissioning Trust (NDTs) funds reflect the assets of the Utilities’ nuclear decommissioning trusts. The assets of the trusts are invested primarily in exchange-traded equity securities (classified within Level 1) and marketable debt securities, most of which are valued using Level 1 inputs for similar instruments and are classified within Level 2.

We issued CVOs, which are derivatives, in connection with the acquisition of Florida Progress. CVOs are further discussed in Note 8. At September 30, 2011, we determined the fair value of the CVOs based on the purchase price in a negotiated settlement agreement (a Level 3 input) and we classified CVOs as Level 3. The CVOs were previously recorded at fair value based on quoted prices from a less-than-active market and classified as Level 2. In November 2011, we commenced a public tender offer that expired on February 15, 2012. At September 30, 2012 and December 31, 2011, all CVOs not tendered, have been classified as Level 2 based on observable prices in the less-than-active market.

Transfers into (out of) Levels 1, 2 or 3 represent existing assets or liabilities previously categorized as a higher level for which the inputs to the estimate became less observable or assets and liabilities that were previously classified as Level 2 or 3 for which the lowest significant input became more observable during the period. The Progress Energy Registrants’ policy for the recognition of transfers between levels of the fair value hierarchy is to recognize the transfer at the end of the period. There were no transfers into (out of) Levels 1, 2 and 3 during the periods other than the CVO transfer previously discussed.

Valuation methods of the primary fair value measurements disclosed below are as follows:

Investments in equity securities – Investments in equity securities, other than those accounted for as equity and cost method investments, are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Prices have not been adjusted to reflect for after-hours market activity. The majority of investments in equity securities are valued using Level 1 measurements.

Investments in debt securities – Most debt investments (including those held in the NDT) are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measurements. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement. U.S. Treasury debt is typically a Level 1 measurement.

Commodity derivatives – The pricing for commodity derivatives is primarily a calculated value which incorporates the forward price and is adjusted for liquidity (bid-ask spread), credit or non-performance risk (after reflecting credit enhancements such as collateral) and discounted to present value. The primary difference between a Level 2 and a Level 3 measurement relates to the level of activity in forward markets for the commodity. If the market is relatively inactive, the measurement is deemed to be a Level 3 measurement. Commodity derivatives with clearinghouses are classified as Level 1 measurements.

The following tables provide the fair value measurement amounts for financial assets and liabilities recorded at fair value on our and the Utilities’ Balance Sheets. Derivative amounts in the tables below exclude cash collateral amounts, which are disclosed in Note 8. See Note 10 for additional information related to investments by major security type.

PROGRESS ENERGY
(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2012
Nuclear decommissioning trust fund equity securities	$1,226	$1,220	$6	$-
Nuclear decommissioning trust fund debt securities and other	618	131	487	-
Other long-term available-for-sale debt securities and other(a)	60	21	39	-
Derivative assets(b)	1	-	1	-
Total assets	1,905	1,372	533	-
Derivative liabilities(c)	(435)	-	(399)	(36)
Net assets	$1,470	$1,372	$134	$(36)

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2011
Nuclear decommissioning trust fund equity securities	$1,062	$1,061	$1	$-
Nuclear decommissioning trust fund debt securities and other	585	87	498	-
Other long-term available-for-sale debt securities and other(a)	20	20	-	-
Derivative assets(b)	5	-	5	-
Total assets	1,672	1,168	504	-
Derivative liabilities(c)	(799)	-	(775)	(24)
Net assets	$873	$1,168	$(271)	$(24)

(a)	Included in Other within Investments and Other Assets in the Consolidated Balance Sheets.
(b)	Included in Prepayments and Other Current Assets within Current Assets and Other within Investments and Other Assets in the Consolidated Balance Sheets.
(c)	Included in Derivative Liabilities within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.

PEC
(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2012
Nuclear decommissioning trust fund equity securities	$797	$797	$-	$-
Nuclear decommissioning trust fund debt securities and other	426	105	321	-
Other long-term available-for-sale debt securities and other(a)	6	6	-	-
Total assets	1,229	908	321	-
Derivative liabilities(c)	(155)	-	(119)	(36)
Net assets	$1,074	$908	$202	$(36)

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2011
Nuclear decommissioning trust fund equity securities	$690	$690	$-	$-
Nuclear decommissioning trust fund debt securities and other	398	81	317	-
Other long-term available-for-sale debt securities and other(a)	6	6	-	-
Total assets	1,094	777	317	-
Derivative liabilities(c)	(248)	-	(224)	(24)
Net assets	$846	$777	$93	$(24)

(a)	Included in Other within Investments and Other Assets in the Consolidated Balance Sheets.
(b)	Included in Prepayments and Other Current Assets within Current Assets and Other within Investments and Other Assets in the Consolidated Balance Sheets.
(c)	Included in Derivative Liabilities within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.

PEF
(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2012
Nuclear decommissioning trust fund equity securities	$429	$423	$6	$-
Nuclear decommissioning trust fund debt securities and other	192	26	166	-
Other long-term available-for-sale debt securities and other(a)	41	2	39	-
Derivative assets(b)	1	-	1	-
Total assets	663	451	212	-
Derivative liabilities(c)	(276)	-	(276)	-
Net assets	$387	$451	$(64)	$-

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2011
Nuclear decommissioning trust fund equity securities	$372	$371	$1	$-
Nuclear decommissioning trust fund debt securities and other	187	6	181	-
Other long-term available-for-sale debt securities and other(a)	1	1	-	-
Derivative assets(b)	5	-	5	-
Total assets	565	378	187	-
Derivative liabilities(c)	(499)	-	(499)	-
Net assets	$66	$378	$(312)	$-

(a)	Included in Other within Investments and Other Assets in the Balance Sheets.
(b)	Included in Prepayments and Other Current Assets within Current Assets and Other within Investments and Other Assets in the Balance Sheets.
(c)	Included in Derivative Liabilities within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Balance Sheets.

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

QUALITATIVE AND QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS

A reconciliation of changes in the fair value of our and PEC’s commodity derivative liabilities classified as Level 3 in the fair value hierarchy for the periods ended September 30 follows:

PROGRESS ENERGY
	Three months ended September 30		Nine months ended September 30
(in millions)	2012	2011	2012	2011
Derivatives, net at beginning of period	$30	$37	$24	$36
Total pre-tax realized or unrealized gains included in earnings − regulated electric	(2)	-	(2)	-
Total (gains) losses, included in the consolidated Balance Sheet as regulatory asset or liability	(4)	6	2	7
Issuances	16	-	16	-
Settlements	(4)	-	(4)	-
Transfers into Level 3 − CVOs	-	74	-	74
Derivatives, net at end of period	$36	$117	$36	$117

PEC
	Three months ended September 30		Nine months ended September 30
(in millions)	2012	2011	2012	2011
Derivatives, net at beginning of period	$28	$37	$24	$36
Total pre-tax realized or unrealized gains included in earnings − regulated electric	(2)	-	(2)	-
Total (gains) losses, included in the consolidated Balance Sheet as regulatory asset or liability	(2)	5	2	6
Issuances	16	-	16	-
Settlements	(4)	-	(4)	-
Derivatives, net at end of period	$36	$42	$36	$42

During the three and nine months ended September 30, 2012 and 2011, PEF’s assets and liabilities classified as Level 3 were not material.

Substantially all unrealized gains and losses on derivatives are deferred as regulatory liabilities or assets consistent with ratemaking treatment. Unrealized losses on the change in fair value of our CVOs are discussed in Note 8. There were no Level 3 realized gains or losses, purchases, sales, issuances or settlements during the period.

For commodity derivative contracts classified as Level 3, we utilize internally-developed financial models based upon the income approach (discounted cash flow method) to measure the fair values. The primary inputs to these models are the forward commodity prices used to develop the forward price curves for the respective instrument. The pricing inputs are derived from published exchange transaction prices and other observable or public data sources. In the absence of observable market information that supports the pricing inputs, there is a presumption that the transaction price is equal to the last observable price for a similar period. For the commodity derivative contracts classified as Level 3, the pricing inputs for natural gas and electricity forward price curves are not observable for the full term of the related contracts. In isolation, increases (decreases) in unobservable natural gas forward prices would result in favorable (unfavorable) fair value adjustments for gas purchase contracts. In isolation, increases (decreases) in unobservable electricity forward prices would result in unfavorable (favorable) fair value adjustments for electricity sales contracts. We regularly evaluate and validate the pricing inputs we use to estimate fair value of gas purchase contracts by a market participant price verification procedure, which provides a comparison of our forward commodity curves to market participant generated curves.

Quantitative information about our and PEC’s derivative liabilities classified as Level 3 follows:

PROGRESS ENERGY
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2012
Commodity natural gas hedges	$27	Discounted cash flow	Forward natural gas curves - price per MMBtu	$4.178	-	4.588
FERC mitigation power sale agreements	9	Discounted cash flow	Forward electricity curves - price per MWh	24.88	-	49.78

PEC
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2012
Commodity natural gas hedges	$27	Discounted cash flow	Forward natural gas curves - price per MMBtu	$4.178	-	4.588
FERC mitigation power sale agreements	9	Discounted cash flow	Forward electricity curves - price per MWh	24.88	-	49.78

ADDITIONAL FAIR VALUE DISCLOSURES

At September 30, 2012 and December 31, 2011, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and non-recourse notes payable of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

The fair value of our long-term debt, including current maturities, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined are not necessarily indicative of the amounts the Progress Energy Registrants could have settled in current markets. The fair value of the long-term debt is determined using Level 2 measurements.

	September 30, 2012		December 31, 2011
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Progress Energy	$13,776	$16,160	$13,152	$15,518
PEC	4,838	5,352	4,206	4,735
PEF	4,672	5,646	4,681	5,633

10.	INVESTMENTS IN DEBT AND EQUITY SECURITIES

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities, which are reported at fair value in the Balance Sheets with unrealized gains and losses excluded from earnings and reported either as a regulatory asset or liability.

Our available-for-sale securities are primarily comprised of investments held in PEC’s and PEF’s NDTs, pursuant to NRC requirements, to fund certain costs of decommissioning the Utilities’ nuclear plants as discussed in Note 5C of the 2011 Form 10-K, as well as investments in a grantor trust at PEF related to other post-retirement benefit plans. Progress Energy classifies its investments in debt and equity securities held within the PEC and PEF NDTs and the PEF grantor trust as long-term.

The investments within the PEC and PEF NDTs and the PEF grantor trust are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, we and the Utilities have limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside our and the Utilities’ control. Accordingly, all unrealized gains and losses associated with equity securities within the PEC and PEF NDTs and the PEF grantor trust are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. Pursuant to regulatory accounting, substantially all realized and unrealized gains and losses associated with investments in debt and equity securities within the PEC and PEF NDTs and the PEF grantor trust are deferred as a regulatory asset or liability. As a result, there is no immediate impact on our or the Utilities’ earnings. Therefore, the following tables include the unrealized gains and losses for the NDT and the PEF grantor trust funds based on the original cost of the trust investments.

The following tables summarize Progress Energy’s, PEC’s and PEF’s available-for-sale securities at September 30, 2012 and December 31, 2011:

PROGRESS ENERGY
(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
September 30, 2012
Nuclear decommissioning trust funds
Equity securities	$1,226	$21	$534
Corporate debt securities	85	-	9
Municipal bonds	134	1	10
U.S. government bonds	295	-	17
Other	104	1	3
Total nuclear decommissioning trust funds	1,844	23	573
Other investments
Municipal bonds	39	-	-
Other	21	-	-
Total	$1,904	$23	$573

December 31, 2011
Nuclear decommissioning trust funds
Equity securities	$1,062	$29	$412
Corporate debt securities	86	-	6
Municipal bonds	127	2	7
U.S. government bonds	268	-	18
Other	87	-	1
Total nuclear decommissioning trust funds	1,630	31	444
Other investments
Other	20	-	-
Total	$1,650	$31	$444

PEC
(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
September 30, 2012
Nuclear decommissioning trust funds
Equity securities	$797	$15	$340
Corporate debt securities	75	-	8
Municipal bonds	61	-	4
U.S. government bonds	230	-	15
Other	60	-	1
Total nuclear decommissioning trust funds	1,223	15	368
Other investments
Other	6	-	-
Total	$1,229	$15	$368

December 31, 2011
Nuclear decommissioning trust funds
Equity securities	$690	$20	$262
Corporate debt securities	69	-	5
Municipal bonds	55	-	3
U.S. government bonds	225	-	16
Other	62	-	1
Total nuclear decommissioning trust funds	1,101	20	287
Other investments
Other	6	-	-
Total	$1,107	$20	$287

PEF
(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
September 30, 2012
Nuclear decommissioning trust funds
Equity securities	$429	$6	$194
Corporate debt securities	10	-	1
Municipal bonds	73	1	6
U.S. government bonds	65	-	2
Other	44	1	2
Total nuclear decommissioning trust funds	621	8	205
Other investments
Municipal bonds	39	-	-
Other	2	-	-
Total	$662	$8	$205

December 31, 2011
Nuclear decommissioning trust funds
Equity securities	$372	$9	$150
Corporate debt securities	17	-	1
Municipal bonds	72	2	4
U.S. government bonds	43	-	2
Other	25	-	-
Total nuclear decommissioning trust funds	529	11	157
Other investments
Other	1	-	-
Total	$530	$11	$157

The table below summarizes the maturity date for available-for-sale debt securities held by Progress Energy, PEC and PEF at September 30, 2012:

(in millions)	< 1 Year	1-5 Years	6-10 Years	Thereafter	Total
Progress Energy	$13	$125	$136	$301	$575
PEC	11	102	72	194	379
PEF	2	18	55	82	157

The following tables present selected information about Progress Energy’s, PEC’s and PEF’s sales of available-for-sale securities during the three and nine months ended September 30, 2012 and 2011. Realized gains and losses were determined on a specific identification basis.

PROGRESS ENERGY
	Three months ended September 30		Nine months ended September 30
(in millions)	2012	2011	2012	2011
Proceeds	$274	$1,062	$794	$4,254
Realized gains	8	9	23	24
Realized losses	6	11	12	20

PEC
	Three months ended September 30		Nine months ended September 30
(in millions)	2012	2011	2012	2011
Proceeds	$101	$136	$351	$386
Realized gains	4	4	14	10
Realized losses	2	4	5	9

PEF
	Three months ended September 30		Nine months ended September 30
(in millions)	2012	2011	2012	2011
Proceeds	$173	$926	$443	$3,861
Realized gains	4	5	9	14
Realized losses	4	7	7	11

The fair values and gross unrealized losses of available-for-sale debt and equity securities, which are in an unrealized loss position for which other-than-temporary investment losses have not been recorded in earnings, summarized by investment type and length of time that the securities have been in continuous loss position, are presented in the tables below for Progress Energy, PEC and PEF at September 30, 2012 and December 31, 2011:

PROGRESS ENERGY
(in millions)	Fair Value	Unrealized Loss Positions > 12 months	Unrealized Loss Positions < 12 months
September 30, 2012
Nuclear decommissioning trust funds
Equity securities	$89	$13	$8
Corporate debt securities	3	-	-
Municipal bonds	14	1	-
U.S. government bonds	10	-	-
Other	1	-	1
Total nuclear decommissioning trust funds	117	14	9
Other investments
Other	4	-	-
Total	$121	$14	$9

December 31, 2011
Nuclear decommissioning trust funds
Equity securities	$112	$10	$19
Corporate debt securities	20	-	-
Municipal bonds	21	2	-
U.S. government bonds	(23)	-	-
Other	6	-	-
Total	$136	$12	$19

PEC
(in millions)	Fair Value	Unrealized Loss Positions > 12 months	Unrealized Loss Positions < 12 months
September 30, 2012
Nuclear decommissioning trust funds
Equity securities	$56	$10	$5
Corporate debt securities	2	-	-
Municipal bonds	5	-	-
U.S. government bonds	11	-	-
Other	-	-	-
Total	$74	$10	$5

December 31, 2011
Nuclear decommissioning trust funds
Equity securities	$69	$10	$10
Corporate debt securities	10	-	-
Municipal bonds	8	-	-
U.S. government bonds	9	-	-
Other	2	-	-
Total	$98	$10	$10

PEF
(in millions)	Fair Value	Unrealized Loss Positions > 12 months	Unrealized Loss Positions < 12 months
September 30, 2012
Nuclear decommissioning trust funds
Equity securities	$33	$3	$3
Municipal bonds	9	1	-
Other	1	-	1
Total nuclear decommissioning trust funds	43	4	4
Other investments
Other	4	-	-
Total	$47	$4	$4

December 31, 2011
Nuclear decommissioning trust funds
Equity securities	$43	$-	$9
Corporate debt securities	10	-	-
Municipal bonds	13	2	-
U.S. government bonds	(32)	-	-
Other	4	-	-
Total	$38	$2	$9

Unrealized losses on investments within the PEC and PEF NDTs and the PEF grantor trust are deferred as regulatory assets pursuant to regulatory accounting treatment.

11.	VARIABLE INTEREST ENTITIES

A variable interest entity (VIE) is an entity that is evaluated for consolidation using more than a simple analysis of voting control. The analysis to determine whether an entity is a VIE considers contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity and the relationship of voting power to the amount of equity invested in an entity. This analysis is performed either upon the creation of a legal entity or upon the occurrence of an event requiring reevaluation, such as a significant change in the entity’s assets or activities. If an entity is determined to be a VIE, a qualitative analysis of control determines the party that consolidates a VIE based on what party has the power to direct the most significant activities of the VIE that impact its economic performance as well as what party has rights to receive benefits or is obligated to absorb losses that are significant to the VIE. The analysis of the party that consolidates a VIE is a continual reassessment.

A.	CONSOLIDATED VIEs

The following table shows the VIE that Progress Energy, through its subsidiary PEC consolidates and how the entity impacts Progress Energy’s and PEC’s respective Consolidated Balance Sheets. No financial support was provided to the consolidated VIE during the nine months ended September 30, 2012 and the year ended 2011, or is expected to be provided in the future, that was not previously contractually required.

(in millions)	September 30, 2012	December 31, 2011
Net property, plant and equipment(a)	$12	$12
Prepayments and other current assets(a)	2	1
Net assets of consolidated VIEs	$14	$13

(a)
Progress Energy, through its subsidiary PEC, is the primary beneficiary of, and consolidates, an entity that qualifies for rehabilitation tax credits under Section 47 of the Internal Revenue Code. Our variable interests are debt and equity investments in the VIE. The assets of the VIE are collateral for, and can only be used to settle, its obligations. The creditors of the VIE do not have recourse to our general credit or the general credit of PEC, and there are no other arrangements that could expose us to losses.

B.	NON-CONSOLIDATED VIEs

Progress Energy has variable interests in the FPC Capital I Trust (the Trust), which is a VIE of which we are not the primary beneficiary (See Note 17). Amounts reflected in the Consolidated Balance Sheets of Progress Energy related to the Trust are a $9 million equity investment (included in investments and other assets, other) at September 30, 2012 and December 31, 2011, and long-term debt, affiliate of $274 million and $273 million at September 30, 2012 and December 31, 2011, respectively. Our maximum exposure to loss that could potentially be recorded through earnings in future periods is the $9 million equity investment in the Trust.

PEC

See discussion of PEC’s variable interests within the Progress Energy section.

PEF

PEF has no significant variable interests in VIEs.

12.	BENEFIT PLANS

COSTS OF BENEFIT PLANS

Net periodic benefit costs disclosed in the following tables for the qualified pension, non-qualified pension and other post-retirement benefit plans represent the cost of the respective benefit plan to the Progress Energy Registrants for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment.

Each of the Utilities participate in the qualified pension plans, non-qualified pension plans and other post-retirement benefit plans sponsored by Progress Energy. The net periodic benefit costs shown in the tables below represent their allocated cost of the respective benefit plan for the periods presented. Additionally, the Utilities are allocated their proportionate share of pension and other post-retirement benefit costs for PESC employees that provide support to the Utilities. These allocated amounts are included in the governance and shared services costs for the Utilities discussed in Note 15.

In conjunction with the merger, we offered a voluntary severance plan to certain employees in November 2011. The voluntary severance plan included additional coverage of healthcare costs to certain eligible employees. The cost of the healthcare benefits are reflected in the tables below as special termination costs. See further discussion at Note 13.

The components of the net periodic benefit cost for the respective Progress Energy Registrants for the three months ended September 30 were:

PROGRESS ENERGY
	Qualified		Non-Qualified		Other Post-Retirement
	Pension Plans		Pension Plans		Benefit Plans
(in millions)	2012	2011	2012	2011	2012	2011
Service cost	$16	$13	$-	$-	$5	$3
Interest cost on projected benefit obligation	32	33	2	2	11	10
Expected return on plan assets	(48)	(45)	-	-	-	-
Amortization of prior service cost (a)	2	2	-	-	-	-
Amortization net transition liability(a)	-	-	-	-	1	1
Amortization of actuarial loss(a)	24	15	1	1	10	3
Special termination costs	-	-	-	-	5	-
Other	1	-	-	-	-	-
Net periodic cost	$27	$18	$3	$3	$32	$17

(a)	Adjusted to reflect PEF’s rate treatment. See Note 17B in the 2011 Form 10-K.

PEC
	Qualified		Non-Qualified		Other Post-Retirement
	Pension Plans		Pension Plans		Benefit Plans
(in millions)	2012	2011	2012	2011	2012	2011
Service cost	$6	$5	$-	$-	$2	$2
Interest cost on projected benefit obligation	15	15	1	1	6	5
Expected return on plan assets	(25)	(23)	-	-	-	-
Amortization of prior service cost	2	1	-	-	-	-
Amortization net transition liability	-	-	-	-	-	-
Amortization of actuarial loss	9	7	-	-	6	1
Special termination costs	-	-	-	-	2	-
Other	1	-	-	-	-	-
Net periodic cost	$8	$5	$1	$1	$16	$8

PEF
	Qualified		Non-Qualified		Other Post-Retirement
	Pension Plans		Pension Plans		Benefit Plans
(in millions)	2012	2011	2012	2011	2012	2011
Service cost	$8	$6	$-	$-	$2	$1
Interest cost on projected benefit obligation	14	14	1	1	4	4
Expected return on plan assets	(21)	(19)	-	-	-	-
Amortization net transition liability	-	-	-	-	1	1
Amortization of actuarial loss	13	8	-	-	3	2
Special termination costs	-	-	-	-	1	-
Net periodic cost	$14	$9	$1	$1	$11	$8

The components of the net periodic benefit cost for the respective Progress Energy Registrants for the nine months ended September 30 were:

PROGRESS ENERGY
	Qualified		Non-Qualified		Other Post-Retirement
	Pension Plans		Pension Plans		Benefit Plans
(in millions)	2012	2011	2012	2011	2012	2011
Service cost	$47	$39	$1	$1	$12	$8
Interest cost on projected benefit obligation	95	98	6	7	32	30
Expected return on plan assets	(141)	(136)	-	-	(1)	(1)
Amortization of prior service cost (a)	7	5	-	-	-	-
Amortization of net transition liability(a)	-	-	-	-	3	4
Amortization of actuarial loss(a)	69	47	3	2	25	9
Special termination cost	-	-	-	-	5	-
Other	1	-	-	-	-	-
Net periodic cost	$78	$53	$10	$10	$76	$50

(a)	Adjusted to reflect PEF’s rate treatment. See Note 17B in the 2011 Form 10-K.

PEC
	Qualified		Non-Qualified		Other Post-Retirement
	Pension Plans		Pension Plans		Benefit Plans
(in millions)	2012	2011	2012	2011	2012	2011
Service cost	$19	$15	$1	$1	$6	$3
Interest cost on projected benefit obligation	43	46	1	1	17	15
Expected return on plan assets	(72)	(68)	-	-	-	-
Amortization of prior service cost	6	4	-	-	-	-
Amortization of net transition liability	-	-	-	-	-	1
Amortization of actuarial loss	28	19	1	-	14	4
Special termination cost	-	-	-	-	2	-
Other	1	-	-	-	-	-
Net periodic cost	$25	$16	$3	$2	$39	$23

PEF
	Qualified		Non-Qualified		Other Post-Retirement
	Pension Plans		Pension Plans		Benefit Plans
(in millions)	2012	2011	2012	2011	2012	2011
Service cost	$22	$18	$-	$-	$5	$3
Interest cost on projected benefit obligation	42	43	2	2	13	13
Expected return on plan assets	(61)	(59)	-	-	(1)	(1)
Amortization of net transition liability	-	-	-	-	2	3
Amortization of actuarial loss	36	25	-	-	9	6
Special termination cost	-	-	-	-	1	-
Net periodic cost	$39	$27	$2	$2	$29	$24

BENEFIT OBLIGATIONS

Upon consummation of the merger with Duke Energy, all defined benefit plan obligations were remeasured. Progress Energy, PEC and PEF updated the assumptions used to determine their accrued benefit obligations and prospective net periodic benefit costs. The weighted-average assumptions used to determine benefit obligations are as follows:

	Qualified Pension Benefits	Non-Qualified Pension Benefits	Other Post-Retirement Benefits
Discount rate	4.60%	4.60%	4.60%
Rate of increase in future compensation
Bargaining	4.00%	N/A	N/A
Supplementary plans	N/A	5.25%	N/A
Expected long-term rate of return on plan assets	8.00%	N/A	N/A

The salary increase for qualified pension benefits relates to bargaining employees only. Our primary defined benefit plan for non-bargaining employees is a “cash balance” plan that uses the traditional unit credit method for purposes of measuring the benefit obligation. Under the traditional unit credit method, no assumptions are included about future changes in compensation, and the accumulated benefit obligation and projected benefit obligation are the same.

The assumed health care cost trend rates for our other post-retirement benefit plans are as follows:

Health care cost trend rate assumed for 2012	8.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%
Year that the rate reaches the ultimate trend rate	2020

As a result of the remeasurement, we recorded net increases in our benefit obligations of $122 million, including $40 million for PEC and $75 million for PEF. These net increases were primarily offset by a $128 million increase in our regulatory assets, including $44 million for PEC and $75 million for PEF. In addition, $39 million of investments previously reported as plan assets of PEF’s benefit plans were reclassified to investments and other assets, other in the Balance Sheets at September 30, 2012.

CONTRIBUTIONS

To date in 2012, we have made contributions directly to pension plan assets of approximately $146 million for us, including $71 million for PEC and $74 million for PEF. Our contributions during the nine months ended September 30, 2012 totaled $122 million, including $60 million for PEC and $61 million for PEF. Future amounts we contribute may be impacted by recently enacted legislation as well as other factors.

Additionally, we sponsor employee savings plans that cover substantially all employees. We made pre-tax employer contributions of $12 million and $12 million for the three months ended September 30, 2012 and 2011, respectively. We made pre-tax employer contributions of $35 million and $34 million for the nine months ended September 30, 2012 and 2011, respectively. The Utilities participate in our employee savings plans. The following table shows the respective expense related to their proportionate share of pre-tax employer contributions.

	Three months ended September 30		Nine months ended September 30
(in millions)	2012	2011	2012	2011
PEC	$7	$6	$18	$18
PEF	4	4	11	11

13.	SEVERANCE

In conjunction with the merger, in November 2011, Duke Energy and Progress Energy offered a voluntary severance plan to certain eligible employees. As this is a voluntary severance plan, all severance benefits offered under this plan are considered special termination benefits under U.S. GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent any significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the retention period. Approximately 1,100 employees of the combined company, including approximately 650 employees of Progress Energy, accepted the termination benefits during the voluntary window period, which closed on November 30, 2011. The estimated amount of severance payments for Duke Energy associated with this voluntary plan and other severance benefits through 2014, excluding amounts incurred through September 30, 2012, are expected to range from $80 million to $110 million and most of the costs will be charged to Duke Energy Carolinas, PEC and PEF.

Amounts included in the following table represent severance expense recorded by the Progress Energy Registrants during 2012, which is included within O&M expense in the Statements of Operations and Comprehensive Income. The Progress Energy Registrants recorded insignificant amounts for severance expense during 2011.

(in millions)	Three months ended September 30, 2012	Nine months ended September 30, 2012
Progress Energy	$66	$66
PEC	42	42
PEF	24	24

Amounts included in the table below represent the severance liability for our past and ongoing severance plans.

(in millions)	Balance at December 31, 2011	Provisions / Adjustments	Cash Reductions	Balance at September 30, 2012
Progress Energy	$5	$53	$(15)	$43
PEC	5	26	(7)	24
PEF	-	10	(3)	7

14.	INCOME TAXES AND OTHER TAXES

INCOME TAXES

Progress Energy and its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities. Progress Energy and its subsidiaries have a tax sharing agreement where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses and benefits. The accounting for income taxes essentially represents the income taxes that each of these subsidiaries would incur if it were a separate company filing its own tax return as a C-corporation.

The effective tax rates for each of the Progress Energy Registrants are as follows:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Progress Energy	32.8%	37.8%	34.7%	36.9%
PEC	31.9%	33.4%	31.6%	34.2%
PEF	35.9%	37.0%	36.9%	37.0%

For the three and nine months ended September 30, 2012, Progress Energy’s effective tax rate decreased primarily due to a decrease in pretax income as well as a decrease in the change in fair value of outstanding CVOs.

In addition, for the three and nine months ended September 30, 2012, PEC’s effective tax rate decreased primarily due to a decrease in pretax income.

In addition, for the three and nine months ended September 30, 2012, PEF’s effective tax rate had an insignificant change.

EXCISE TAXES

Certain excise taxes levied by state or local governments are collected by the Utilities from their customers. Taxes that are required to be paid regardless of the ability to collect from the customer are accounted for on a gross basis. When the Utilities act as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Excise taxes accounted for on a gross basis and recorded as revenues and other tax expense in the respective Statements of Operations and Comprehensive Income were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2012	2011	2012	2011
PEC	$33	$33	$85	$86
PEF	62	63	156	159
Progress Energy	$95	$96	$241	$245

15.	RELATED PARTY TRANSACTIONS

The Progress Energy Registrants engage in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Refer to the Balance Sheets for balances due to or due from related parties. Amounts related to transactions with related parties included in the Statements of Operations and Comprehensive Income are presented in the following table:

	Three months ended September 30		Nine months ended September 30
(in millions)	2012	2011	2012	2011
PROGRESS ENERGY
Corporate governance and shared services provided by Duke Energy(a)	$31	$-	$31	$-
Corporate governance and shared services provided to Duke Energy(b)	30	-	30	-
JDA revenues(c)	37	-	37	-
JDA expenses(d)	8	-	8	-
Indemnification coverage expenses(e)	7	-	7	-
PEC
Corporate governance and shared service expenses(a)	$72	$48	$183	$155
JDA revenues(c)	37	-	37	-
JDA expenses(d)	8	-	8	-
Indemnification coverage expenses(e)	3	-	3	-
PEF
Corporate governance and shared service expenses(a)	$52	$41	$136	$122
Indemnification coverage expenses(e)	4	-	4	-

(a)
Progress Energy Registrants are charged their proportionate share of corporate governance and other costs by PESC (only applicable to PEC and PEF) and an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third-party costs. These expenses are recorded in O&M in the Statements of Operations and Comprehensive Income.

(b)
PESC charges a proportionate share of corporate governance and other costs to unconsolidated affiliates that are consolidated affiliates of Duke Energy. Corporate governance and other shared costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third-party costs. These charges are recorded as an offset to O&M in the Statements of Operations and Comprehensive Income.

(c)
Effective with the consummation of the merger, PEC and Duke Energy Carolinas began to participate in a JDA, which allows the collective dispatch of power plants between the service territories to reduce customers' rates (See Note 4). The revenues from the sale of power to Duke Energy Carolinas are recorded in regulated electric revenues in the Consolidated Statements of Operations and Comprehensive Income.

(d)
Effective with the consummation of the merger, PEC and Duke Energy Carolinas began to participate in a JDA, which allows the collective dispatch of power plants between the service territories to reduce customers' rates (See Note 4). The expenses from the purchase of power from Duke Energy Carolinas are recorded in fuel used in electric generation and purchased power in the Consolidated Statements of Operations and Comprehensive Income.

(e)
Effective with the consummation of the merger, Progress Energy Registrants incur expenses related to certain indemnification coverages through Bison, Duke Energy's wholly owned captive insurance subsidiary. These expenses are recorded in O&M in the Statements of Operations and Comprehensive Income.

Prior to the merger, PEC and PEF participated in an internal money pool, administered by PESC, to more effectively utilize cash resources and to reduce outside short-term borrowings. The money pool was also used to settle intercompany balances. Effective with the consummation of the merger, the Progress Energy Registrants began to participate in a money pool arrangement with Duke Energy (See Note 6). Interest income and expense associated with money pool activity were immaterial for the three and nine months ended September 30, 2012 and 2011.

In addition, the Parent has issued $300 million in guarantees for certain payments of two wholly owned indirect subsidiaries (See Note 17).

16.	NEW ACCOUNTING STANDARDS

The following new accounting standards were adopted by the Progress Energy Registrants subsequent to September 30, 2011 and the impact of such adoption, if applicable, has been presented in the respective Consolidated Financial Statements of the Progress Energy Registrants:

ASC 220 — Comprehensive Income. In June 2011, the FASB amended the existing requirements for presenting comprehensive income in financial statements primarily to increase the prominence of items reported in other comprehensive income (OCI) and to facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). Specifically, the revised guidance eliminates the option previously provided to present components of OCI as part of the statement of changes in stockholders’ equity. Accordingly, all non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. For the Progress Energy Registrants, this revised guidance was effective on a retrospective basis for interim and annual periods beginning January 1, 2012. The adoption of this standard changed the presentation of the Progress Energy Registrants’ financial statements but did not affect the calculation of net income, comprehensive income or earnings per share.

ASC 820 — Fair Value Measurements and Disclosures. In May 2011, the FASB amended existing requirements for measuring fair value and for disclosing information about fair value measurements. This revised guidance results in a consistent definition of fair value, as well as common requirements for measurement and disclosure of fair value information between U.S. GAAP and IFRS. In addition, the amendments set forth enhanced disclosure requirements with respect to recurring Level 3 measurements, nonfinancial assets measured or disclosed at fair value, transfers between levels in the fair value hierarchy, and assets and liabilities disclosed but not recorded at fair value. For the Progress Energy Registrants, the revised fair value measurement guidance was effective on a prospective basis for interim and annual periods beginning January 1, 2012. The adoption of this new guidance did not have a significant impact on the Progress Energy Registrants’ disclosures or their consolidated results of operations, cash flows, or financial position.

ASC 350 — Intangibles–Goodwill and Other. In September 2011, the FASB amended existing goodwill impairment testing accounting guidance to provide an entity testing goodwill for impairment with the option of performing a qualitative assessment prior to calculating the fair value of a reporting unit in step one of a goodwill impairment test. Under this revised guidance, a qualitative assessment would require an evaluation of economic, industry, and company-specific considerations. If an entity determines, on a basis of such qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying value of a reporting unit, then step one and if necessary, step two of the impairment test must be performed. Otherwise, no further impairment testing would be required. The revised goodwill impairment testing accounting guidance was effective for the Progress Energy Registrants’ annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012. The adoption of this new guidance did not have a significant impact on the Progress Energy Registrants’ disclosures or their consolidated results of operations, cash flows, or financial position.

The following new Accounting Standards Update (ASU) has been issued, but has not yet been adopted by the Progress Energy Registrants, as of September 30, 2012.

ASC 210 — Balance Sheet. In December 2011, the FASB issued revised accounting guidance to amend the existing disclosure requirements for offsetting financial assets and liabilities to enhance current disclosures, as well as to improve comparability of balance sheets prepared under U.S. GAAP and IFRS. The revised disclosure guidance affects all companies that have financial instruments and derivative instruments that are either offset in the balance sheet (i.e., presented on a net basis) or subject to an enforceable master netting arrangement and/or similar agreement. The revised guidance requires that certain enhanced quantitative and qualitative disclosures be made with respect to a company’s netting arrangements and/or rights of setoff associated with its financial instruments and/or derivative instruments including associated collateral. For the Progress Energy Registrants, the revised disclosure guidance is effective on a retrospective basis for interim and annual periods beginning January 1, 2013. Other than additional disclosures, this revised guidance does not impact the consolidated results of operations, cash flows or financial position of Progress Energy.

17.	CONDENSED CONSOLIDATING STATEMENTS

As discussed in Note 23 in the 2011 Form 10-K, we have guaranteed certain payments of two 100 percent owned indirect subsidiaries, FPC Capital I Trust and Florida Progress Funding Corporation (Funding Corp.). Our guarantees are joint and several, full and unconditional and are in addition to the joint and several, full and unconditional guarantees issued to these entities by Florida Progress. Our subsidiaries have provisions restricting the payment of dividends to the Parent in certain limited circumstances, and as disclosed in Note 12B in the 2011 Form 10-K, there were no restrictions on PEC’s or PEF’s retained earnings.

The Trust is a VIE of which we are not the primary beneficiary. Separate financial statements and other disclosures concerning this VIE have not been presented because we believe that such information is not material to investors.

Presented below are the condensed consolidating Statements of Operations and Comprehensive Income, Balance Sheets and Statements of Cash Flows as required by Rule 3-10 of Regulation S-X. In these condensed consolidating statements, the Parent column includes the financial results of the parent holding company only. The Subsidiary Guarantor column includes the consolidated financial results of Florida Progress only, which is primarily comprised of its wholly owned subsidiary PEF. The Non-guarantor Subsidiaries column includes the consolidated financial results of all non-guarantor subsidiaries, which is primarily comprised of our wholly owned subsidiary PEC. The Other column includes elimination entries for all intercompany transactions and other consolidation adjustments. Financial statements for PEC and PEF are separately presented elsewhere in this Form 10-Q. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries. The financial information may not necessarily be indicative of results of operations or financial position had the Subsidiary Guarantor or other non-guarantor subsidiaries operated as independent entities.

Condensed Consolidating Statement of Operations and Comprehensive Income
Three months ended September 30, 2012
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Regulated electric	$-	$1,382	$1,394	$(1)	$2,775
Non-regulated electric and other	-	10	4	(1)	13
Total operating revenues	-	1,392	1,398	(2)	2,788
Operating expenses
Fuel used in electric generation and purchased power	-	799	597	-	1,396
Operation, maintenance and other	-	247	378	1	626
Depreciation and amortization	-	39	135	-	174
Property and other taxes	-	100	63	(3)	160
Impairment charges	-	-	55	-	55
Total operating expenses	-	1,185	1,228	(2)	2,411
Gains on sales of other assets and other, net	-	1	1	-	2
Operating income	-	208	171	-	379
Equity in earnings of consolidated subsidiaries	203	-	-	(203)	-
Other income and expenses, net	(1)	12	23	(2)	32
Interest expense, net	63	67	53	(1)	182
Income from continuing operations before income taxes	139	153	141	(204)	229
Income tax (benefit) expense from continuing operations	(16)	55	43	(7)	75
Income from continuing operations	155	98	98	(197)	154
Income from discontinued operations, net of tax	-	2	1	-	3
Net income	155	100	99	(197)	157
Less: Net income attributable to noncontrolling interests	-	1	-	1	2
Net income attributable to Duke Energy Corporation	$155	$99	$99	$(198)	$155
Comprehensive income, net of tax
Comprehensive income	$253	$118	$170	$(286)	$255
Comprehensive income attributable to noncontrolling interests, net of tax	-	(1)	-	(1)	(2)
Comprehensive income attributable to Duke Energy Corporation	$253	$117	$170	$(287)	$253

Condensed Consolidating Statement of Operations and Comprehensive Income
Three months ended September 30, 2011
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Regulated electric	$-	$1,414	$1,330	$(1)	$2,743
Non-regulated electric and other	-	9	2	(1)	10
Total operating revenues	-	1,423	1,332	(2)	2,753
Operating expenses
Fuel used in electric generation and purchased power	-	690	544	-	1,234
Operation, maintenance and other	2	225	265	2	494
Depreciation and amortization	-	39	136	-	175
Property and other taxes	-	106	58	-	164
Total operating expenses	2	1,060	1,003	2	2,067
Gains on sales of other assets and other, net	-	1	-	-	1
Operating (loss) income	(2)	364	329	(4)	687
Equity in earnings of consolidated subsidiaries	391	-	-	(391)	-
Other income and expenses, net	(63)	2	14	3	(44)
Interest expense, net	80	52	41	(1)	172
Income from continuing operations before income taxes	246	314	302	(391)	471
Income tax (benefit) expense from continuing operations	(45)	116	103	4	178
Income from continuing operations	291	198	199	(395)	293
Income (loss) from discontinued operations, net of tax	-	1	(1)	-	-
Net income	291	199	198	(395)	293
Less: Net income attributable to noncontrolling interests	-	1	-	1	2
Net income attributable to Duke Energy Corporation	$291	$198	$198	$(396)	$291
Comprehensive income, net of tax
Comprehensive income	$226	$182	$165	$(345)	$228
Comprehensive income attributable to noncontrolling interests, net of tax	-	(1)	-	(1)	(2)
Comprehensive income attributable to Duke Energy Corporation	$226	$181	$165	$(346)	$226

Condensed Consolidating Statement of Operations and Comprehensive Income
Nine months ended September 30, 2012
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Regulated electric	$-	$3,576	$3,561	$(2)	$7,135
Non-regulated electric and other	-	26	17	-	43
Total operating revenues	-	3,602	3,578	(2)	7,178
Operating expenses
Fuel used in electric generation and purchased power	-	1,849	1,450	-	3,299
Operation, maintenance and other	4	668	1,120	6	1,798
Depreciation and amortization	-	158	413	-	571
Property and other taxes	-	272	175	(7)	440
Impairment charges	-	-	55	-	55
Total operating expenses	4	2,947	3,213	(1)	6,163
Gains on sales of other assets and other, net	-	2	2	-	4
Operating (loss) income	(4)	657	367	(1)	1,019
Equity in earnings of consolidated subsidiaries	489	-	-	(489)	-
Other income and expenses, net	8	32	58	(1)	97
Interest expense, net	193	210	157	-	560
Income from continuing operations before income taxes	300	479	268	(491)	556
Income tax (benefit) expense from continuing operations	(68)	177	88	(4)	193
Income from continuing operations	368	302	180	(487)	363
Income from discontinued operations, net of tax	-	10	-	-	10
Net income	368	312	180	(487)	373
Less: Net income attributable to noncontrolling interests	-	3	-	2	5
Net income attributable to Duke Energy Corporation	$368	$309	$180	$(489)	$368
Comprehensive income, net of tax
Comprehensive income	$467	$331	$250	$(576)	$472
Comprehensive income attributable to noncontrolling interests, net of tax	-	(3)	-	(2)	(5)
Comprehensive income attributable to Duke Energy Corporation	$467	$328	$250	$(578)	$467

Condensed Consolidating Statement of Operations and Comprehensive Income
Nine months ended September 30, 2011
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Regulated electric	$-	$3,639	$3,524	$(2)	$7,161
Non-regulated electric and other	-	24	11	-	35
Total operating revenues	-	3,663	3,535	(2)	7,196
Operating expenses
Fuel used in electric generation and purchased power	-	1,804	1,382	-	3,186
Operation, maintenance and other	6	659	829	6	1,500
Depreciation and amortization	-	112	396	-	508
Property and other taxes	-	274	168	(5)	437
Total operating expenses	6	2,849	2,775	1	5,631
Gains on sales of other assets and other, net	-	2	-	-	2
Operating (loss) income	(6)	816	760	(3)	1,567
Equity in earnings of consolidated subsidiaries	832	-	-	(832)	-
Other income and expenses, net	(59)	25	54	1	21
Interest expense, net	216	193	134	(1)	542
Income from continuing operations before income taxes	551	648	680	(833)	1,046
Income tax (benefit) expense from continuing operations	(100)	240	243	3	386
Income from continuing operations	651	408	437	(836)	660
Loss from discontinued operations, net of tax	-	(2)	(2)	-	(4)
Net income	651	406	435	(836)	656
Less: Net income attributable to noncontrolling interests	-	3	-	2	5
Net income attributable to Duke Energy Corporation	$651	$403	$435	$(838)	$651
Comprehensive income, net of tax
Comprehensive income	$569	$384	$393	$(772)	$574
Comprehensive income attributable to noncontrolling interests, net of tax	-	(3)	-	(2)	(5)
Comprehensive income attributable to Duke Energy Corporation	$569	$381	$393	$(774)	$569

Condensed Consolidating Balance Sheet
September 30, 2012
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
ASSETS
Current assets
Cash and cash equivalents	$-	$38	$19	$-	$57
Receivables, net	-	435	495	-	930
Notes receivable from affiliated companies	676	-	209	(885)	-
Inventory	-	618	749	(1)	1,366
Prepayments and other current assets	59	417	293	(96)	673
Total current assets	735	1,508	1,765	(982)	3,026
Investments and other assets
Nuclear decommissioning trust funds	-	621	1,223	-	1,844
Investment in consolidated subsidiaries	14,171	-	-	(14,171)	-
Goodwill	-	-	-	3,655	3,655
Other	151	232	695	(546)	532
Total investments and other assets	14,322	853	1,918	(11,062)	6,031
Net property, plant and equipment	-	10,885	13,126	156	24,167
Regulatory assets and deferred debits
Regulatory assets	-	1,446	1,885	-	3,331
Other	23	49	30	(6)	96
Total regulatory assets and deferred debits	23	1,495	1,915	(6)	3,427
Total assets	$15,080	$14,741	$18,724	$(11,894)	$36,651
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$-	$435	$403	$-	$838
Notes payable to affiliated companies	843	431	246	(885)	635
Other	75	1,120	1,164	(96)	2,263
Total current liabilities	918	1,986	1,813	(981)	3,736
Long-term debt	3,992	4,237	4,435	-	12,664
Long-term debt, affiliate	-	309	-	(35)	274
Deferred credits and other liabilities
Deferred income taxes	-	960	2,091	(542)	2,509
Asset retirement obligations	-	514	1,623	-	2,137
Regulatory liabilities	-	880	1,667	157	2,704
Other	20	923	1,432	6	2,381
Total deferred credits and other liabilities	20	3,277	6,813	(379)	9,731
Preferred stock of subsidiaries	-	34	59	-	93
Equity
Common shareholders' equity	10,150	4,895	5,604	(10,499)	10,150
Noncontrolling interests	-	3	-	-	3
Total equity	10,150	4,898	5,604	(10,499)	10,153
Total liabilities and equity	$15,080	$14,741	$18,724	$(11,894)	$36,651

Condensed Consolidating Balance Sheet
December 31, 2011
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
ASSETS
Current assets
Cash and cash equivalents	$117	$92	$21	$-	$230
Receivables, net	-	367	516	-	883
Notes receivable from affiliated companies	53	-	219	(272)	-
Inventory	-	659	770	-	1,429
Prepayments and other current assets	127	418	297	(64)	778
Total current assets	297	1,536	1,823	(336)	3,320
Investments and other assets
Nuclear decommissioning trust funds	-	559	1,088	-	1,647
Investment in consolidated subsidiaries	14,043	-	-	(14,043)	-
Goodwill	-	-	-	3,655	3,655
Other	118	189	675	(478)	504
Total investments and other assets	14,161	748	1,763	(10,866)	5,806
Net property, plant and equipment	-	10,455	11,677	160	22,292
Regulatory assets and deferred debits
Regulatory assets	-	1,629	1,795	-	3,424
Other	22	51	22	(6)	89
Total regulatory assets and deferred debits	22	1,680	1,817	(6)	3,513
Total assets	$14,480	$14,419	$17,080	$(11,048)	$34,931
LIABILITIES AND EQUITY
Current liabilities
Notes payable and commercial paper	$250	$233	$188	$-	$671
Current maturities of long-term debt	450	10	502	(1)	961
Notes payable to affiliated companies	-	238	34	(272)	-
Other	199	1,030	1,221	(63)	2,387
Total current liabilities	899	1,511	1,945	(336)	4,019
Long-term debt	3,543	4,671	3,704	-	11,918
Long-term debt, affiliate	-	309	-	(36)	273
Deferred credits and other liabilities
Deferred income taxes	-	757	1,903	(467)	2,193
Asset retirement obligations	-	369	896	-	1,265
Regulatory liabilities	-	1,024	1,543	160	2,727
Other	17	1,012	1,384	5	2,418
Total deferred credits and other liabilities	17	3,162	5,726	(302)	8,603
Preferred stock of subsidiaries	-	34	59	-	93
Equity
Common shareholders' equity	10,021	4,728	5,646	(10,374)	10,021
Noncontrolling interests	-	4	-	-	4
Total equity	10,021	4,732	5,646	(10,374)	10,025
Total liabilities and equity	$14,480	$14,419	$17,080	$(11,048)	$34,931

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2012
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Net cash provided by operating activities	$335	$733	$865	$(483)	$1,450
Investing activities
Capital expenditures	-	(573)	(1,122)	-	(1,695)
Purchases of available-for-sale securities	-	(562)	(385)	-	(947)
Proceeds from sales and maturities of available-for-sale securities	-	561	359	1	921
Notes due from affiliate	(624)	-	10	614	-
Other	24	13	75	-	112
Net cash used by investing activities	(600)	(561)	(1,063)	615	(1,609)
Financing activities
Proceeds from the:
Issuance of long-term debt	444	-	988	-	1,432
Issuance of common stock related to employee benefit plans	6	-	-	-	6
Payments for the redemption of long-term debt	(450)	(9)	(502)	-	(961)
Notes payable and commercial paper	(250)	(233)	(188)	-	(671)
Distributions to noncontrolling interests	-	(3)	-	(3)	(6)
Dividends paid	(445)	-	-	-	(445)
Dividends paid to parent	-	(173)	(310)	483	-
Notes payable to affiliate	843	193	212	(613)	635
Other	-	(1)	(4)	1	(4)
Net cash provided (used) by financing activities	148	(226)	196	(132)	(14)
Net decrease in cash and cash equivalents	(117)	(54)	(2)	-	(173)
Cash and cash equivalents at beginning of period	117	92	21	-	230
Cash and cash equivalents at end of period	$-	$38	$19	$-	$57

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2011
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Net cash provided by operating activities	$659	$664	$863	$(928)	$1,258
Investing activities
Capital expenditures	-	(626)	(1,021)	-	(1,647)
Purchases of available-for-sale securities	-	(4,099)	(438)	-	(4,537)
Proceeds from sales and maturities of available-for-sale securities	-	4,101	408	-	4,509
Notes due from affiliate	(83)	22	(23)	84	-
Contributions to consolidated subsidiaries	(11)	-	-	11	-
Other	(6)	102	5	(1)	100
Net cash used by investing activities	(100)	(500)	(1,069)	94	(1,575)
Financing activities
Proceeds from the:
Issuance of long-term debt	494	296	496	-	1,286
Issuance of common stock related to employee benefit plans	42	-	-	-	42
Payments for the redemption of long-term debt	(700)	(309)	(1)	-	(1,010)
Notes payable and commercial paper	45	-	-	-	45
Distributions to noncontrolling interests	-	(4)	-	(2)	(6)
Dividends paid	(550)	-	-	-	(550)
Dividends paid to parent	-	(478)	(450)	928	-
Notes payable to affiliate	-	84	-	(84)	-
Contributions from parent	-	10	1	(11)	-
Other	-	1	(2)	3	2
Net cash (used) provided by financing activities	(669)	(400)	44	834	(191)
Net decrease in cash and cash equivalents	(110)	(236)	(162)	-	(508)
Cash and cash equivalents at beginning of period	110	270	231	-	611
Cash and cash equivalents at end of period	$-	$34	$69	$-	$103

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is separately filed by Progress Energy, PEC and PEF. As used in this report, Progress Energy, which includes the Parent and its regulated and nonregulated subsidiaries on a consolidated basis, is at times referred to as “we,” “us” or “our.” When discussing Progress Energy’s financial information, it necessarily includes the results of the Utilities. The term “Progress Energy Registrants” refers collectively to the three separate registrants: Progress Energy, PEC and PEF. Information contained herein relating to PEC and PEF individually is filed by such company on its own behalf. Neither of the Utilities makes any representation as to information related solely to Progress Energy or the subsidiaries of Progress Energy other than itself.

MD&A should be read in conjunction with the accompanying financial statements found elsewhere in this report and in conjunction with the 2011 Form 10-K.

MERGER WITH DUKE ENERGY

On July 2, 2012, Progress Energy consummated the merger with Duke Energy, and became a direct wholly owned subsidiary of Duke Energy. Under the terms of the merger agreement, each share of Progress Energy common stock was converted into 0.87083 shares of Duke Energy common stock as adjusted for the one-for-three reverse stock split of Duke Energy stock effected in conjunction with, and immediately prior to, the merger. Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock was converted into an option to acquire, or an equity award relating to, 0.87083 shares of Duke Energy common stock. The total consideration transferred in the merger was based on the closing price of Duke Energy common shares on July 2, 2012, valued at $18 billion. The merger is being recorded using the acquisition method of accounting. Under SEC regulations, the Progress Energy Registrants have not reflected the impacts of acquisition accounting in their financial statements based on the significance of the Progress Energy Registrants’ outstanding public debt securities. See Note 2 for additional information regarding the merger.

The information presented in this Form 10-Q for the three and nine months ended September 30, 2012 and 2011, are presented solely for the Progress Energy Registrants on a stand-alone basis. The results of our operations were included in Duke Energy’s results of operations beginning on July 2, 2012.

PROGRESS ENERGY

INTRODUCTION

Progress Energy is a public utility holding company engaged in the regulated electric utility business. Progress Energy’s wholly owned subsidiaries, PEC and PEF, are primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida.

BASIS OF PRESENTATION

The results of operations and variance discussion for Progress Energy is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

	Nine months ended September 30
(in millions)	2012	2011	Increase (decrease)
Operating revenues	$7,178	$7,196	$(18)
Operating expenses	6,163	5,631	532
Gains on sale of other assets and other, net	4	2	2
Operating income	1,019	1,567	(548)
Other income and expenses, net	97	21	76
Interest expense	560	542	18
Income before income taxes	556	1,046	(490)
Income tax expense	193	386	(193)
Income (loss) from discontinued operations, net of tax	10	(4)	14
Less: net income attributable to noncontrolling interests	5	5	-
Net income attributable to Duke Energy Corporation	$368	$651	$(283)

The decrease in Progress Energy’s net income attributable to Duke Energy Corporation for the nine months ended September 30, 2012, compared to September 30, 2011, was primarily due to the following factors:

OPERATING REVENUES

The decrease was primarily due to:

•
A $141 million decrease in sales to retail customers primarily due to unfavorable weather conditions. The Utilities’ weather statistics for heating degree days in 2012 were more unfavorable compared to the same period in 2011, while weather statistics for cooling degree days were less favorable in 2012 compared to the same period in 2011.

Partially offsetting this decrease were:

•
A $93 million increase in sales to wholesale customers primarily due to JDA revenues from Duke Energy Carolinas (See Note 4A), the impact of an amended capacity contract with a major customer that began in 2012 and new contracts with major customers;

•	A $14 million increase in other operating revenues at PEF primarily due to higher OATT rates; and
•	A $13 million increase in clause-recoverable regulatory revenues at PEC primarily due to increased spending on new and existing DSM programs.

OPERATING EXPENSES

The increase was primarily due to:

•	A $298 million increase in O&M expense primarily due to higher costs to achieve the merger with Duke Energy and PEC's higher nuclear plant outage costs;

•
A $113 million increase in fuel used in electric generation and purchased power primarily due to an increase in deferred fuel expense at PEF due to higher under-recovered fuel costs in 2011 as a result of higher system requirements driven by 2011’s favorable weather conditions and the impact of establishing a regulatory liability for replacement power in accordance with PEF’s 2012 settlement agreement (See Note 4B), partially offset by lower natural gas prices and lower system requirements as result of unfavorable weather conditions in 2012 at PEF;

•
A $63 million increase in depreciation and amortization primarily due to a decrease in the reduction of the cost of removal component of amortization expense as allowed under PEF’s 2012 and 2010 settlement agreements (See Note 4B), higher ECRC amortization due to less over-recovery at PEF and higher depreciable asset base at PEC, partially offset by lower nuclear cost-recovery amortization primarily related to the Levy project; and

•
A $55 million increase in impairment charges primarily due to the probable disallowance of transmission project costs, which are a portion of the FERC Mitigation charges included in the costs to achieve the merger with Duke Energy (See Note 2).

OTHER INCOME AND EXPENSES, NET

The increase was primarily due to the $63 million prior-year pretax unrealized loss to record the change in fair value of the CVOs. The change in fair value was determined by an October 3, 2011 settlement agreement with a CVO holder to purchase all of their CVOs at a negotiated purchase price. The settlement agreement also led to a subsequent tender offer to remaining CVO holders at the same purchase price. Accordingly, we determined the purchase price included in the settlement agreement represented the fair value of CVOs at September 30, 2011.

INTEREST EXPENSE

The increase was primarily due to the prior-year favorable settlement of 2004 and 2005 income tax audits.

INCOME TAX EXPENSE

The decrease was primarily due to a decrease in pretax income. The effective tax rate for the nine months ended September 30, 2012 and 2011, was 34.7% and 36.9%, respectively. The decrease in the effective tax rate is primarily due to the decrease in pretax income as well as the decrease for the change of fair value of outstanding CVOs.

MATTERS IMPACTING FUTURE PROGRESS ENERGY RESULTS

The decision related to repairing or retiring CR3 is complex and subject to a number of unknown factors, including but not limited to, the cost of repair and the likelihood of obtaining NRC approval to restart the reactor after repair. In addition, the scope and estimated costs of necessary repairs of the delamination of CR3 could prove more extensive than is currently identified, such repairs could prove not to be feasible resulting in the retirement of the unit, the costs of repair and/or replacement power could exceed estimates and insurance coverage or may not be recoverable through the regulatory process; the occurrence of any of which could adversely affect Progress Energy’s results of operations.

PEC filed a rate case in North Carolina in October 2012. This rate case is needed to recover the cost of plant modernization and other capital investments in generation, transmission and distribution systems, as well as increased expenditures for nuclear plants and personnel, vegetation management and other operating costs. Progress Energy’s earnings could be adversely impacted if this rate case is denied or delayed by the state regulatory commission.

The ability to integrate with Duke Energy businesses and realize cost savings and any other synergies expected from the merger with Duke Energy could be different from what Progress Energy expects and may have a significant impact on Progress Energy’s results of operations.

PEC

PEC is a direct wholly owned subsidiary of Progress Energy. PEC’s principal lines of business include generation, transmission and distribution of electricity in parts of North Carolina and South Carolina.

	Three months ended September 30			Nine months ended September 30
(in millions)	2012	2011	Increase (decrease)	2012	2011	Increase (decrease)
Operating revenues	$1,398	$1,331	$67	$3,578	$3,534	$44
Operating expenses	1,227	1,007	220	3,218	2,792	426
Gains on sale of other assets and other, net	1	-	1	2	1	1
Operating income	172	324	(152)	362	743	(381)
Other income and expenses, net	21	16	5	57	55	2
Interest expense	52	41	11	156	134	22
Income before income taxes	141	299	(158)	263	664	(401)
Income tax expense	45	100	(55)	83	227	(144)
Less: preferred stock dividend requirement	1	1	-	2	2	-
Net income available to parent	$95	$198	$(103)	$178	$435	$(257)

Gigawatt-hours sales	17,331	16,028	1,303	43,964	43,614	350

The following table shows the percent changes in gigawatt-hour (GWh) sales and average number of customers for the current three and nine month periods compared to the same periods in the prior year. Except as otherwise noted, the below percentages represent billed sales only and are not weather normalized.

Increase (decrease) over prior year	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Residential sales(a)	(3.9) %		(10.8) %
General service sales(a)	1.2%		(1.9) %
Industrial sales(a)	(3.4) %		(1.9) %
Wholesale power sales	48.9%	(c)	19.1%	(c)
Total PEC sales(b)	8.1%		0.8%
Average number of customers	0.9%		0.8%

(a)	Major components of PEC's retail sales.
(b)	Consists of all components of PEC's sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.
(c)
Increase is primarily due to sales related to the JDA with Duke Energy Carolinas and Interim FERC Mitigation as a result of the consummation of the merger (See Note 4A). Higher sales from the JDA did not have a material impact on earnings as the higher revenues were offset by higher related fuel expense.

THREE MONTHS ENDED SEPTEMBER 30, 2012, AS COMPARED TO SEPTEMBER 30, 2011

The decrease in PEC’s net income available to parent for the three months ended September 30, 2012, compared to September 30, 2011, was primarily due to the following factors:

OPERATING REVENUES

The increase was primarily due to:

•	A $65 million increase in sales to wholesale customers primarily due to JDA revenues from Duke Energy Carolinas and a new contract that began in July 2012; and
•	A $31 million increase in fuel revenues driven primarily by Interim FERC Mitigation wholesale fuel revenue. Fuel revenues represent sales to retail and wholesale customers.

Partially offsetting these increases was:

•
A $33 million decrease in sales to retail customers primarily due to unfavorable weather conditions. The number of cooling degree days for the three months ended September 30, 2012 was 3% above normal compared to 17% above normal in the same period in 2011. In addition, heating degree days for the three months ended September 30, 2012 were 11% below normal compared to 27% above normal in the same period in 2011.

OPERATING EXPENSES

The increase was primarily due to:

•
A $111 million increase in O&M expenses primarily due to higher costs to achieve the merger with Duke Energy and the prior-year non-capital portion of a favorable judgment from spent fuel litigation, partially offset by lower storm costs;

•
A $55 million increase in impairment charges primarily due to the probable disallowance of transmission project costs, which are a portion of the FERC Mitigation charges included in the costs to achieve the merger with Duke Energy; and

•	A $53 million increase in fuel used in electric generation and purchased power primarily due to higher volume driven by the JDA and Interim FERC Mitigation.

INTEREST EXPENSE

The increase was primarily due to the prior-year favorable settlement of 2004 and 2005 income tax audits and higher interest expense on long-term debt due to higher average debt outstanding.

INCOME TAX EXPENSE

The decrease was primarily due to a decrease in pretax income. The effective tax rate for the three months ended September 30, 2012 and 2011, was 31.9% and 33.4%, respectively. The decrease in the effective tax rate is primarily due to the decrease in pretax income.

NINE MONTHS ENDED SEPTEMBER 30, 2012, AS COMPARED TO SEPTEMBER 30, 2011

The decrease in PEC’s net income available to parent for the nine months ended September 30, 2012, compared to September 30, 2011, was primarily due to the following factors:

OPERATING REVENUES

The increase was primarily due to:

•
A $71 million increase in sales to wholesale customers primarily due to JDA revenues from Duke Energy Carolinas, the impact of an amended capacity contract with a major customer that began in May 2012 and a new contract that began in July 2012;

•	A $40 million increase in fuel revenues driven primarily by Interim FERC Mitigation wholesale fuel revenue; and
•	A $13 million increase in clause-recoverable regulatory revenues primarily due to increased spending on new and existing DSM programs.

Partially offsetting these increases was:

•
An $89 million decrease in sales to retail customers primarily due to unfavorable weather conditions. The number of heating degree days for the nine months ended September 30, 2012 was 28% below normal compared to 5% below normal in the same period in 2011. In addition, cooling degree days for the nine months ended September 30, 2012 were 4% above normal compared to 22% above normal in the same period in 2011.

OPERATING EXPENSES

The increase was primarily due to:

•
A $283 million increase in O&M expenses primarily due to higher nuclear plant outage costs, higher costs to achieve the merger with Duke Energy and the prior-year non-capital portion of a favorable judgment from spent fuel litigation, partially offset by lower storm costs. The higher nuclear plant outage costs are primarily due to three extended nuclear refueling outages in 2012 compared to only one outage during the same period in 2011; and

•
A $68 million increase in fuel used in electric generation and purchased power primarily due to the impact of higher rates and a change in generation mix, which was driven by nuclear refueling outages in 2012, partially offset by a lower disallowance of replacement power costs resulting from the performance of nuclear plants and the impact of lower system requirements resulting from unfavorable weather conditions; and

•
A $55 million increase in impairment charges primarily due to the probable disallowance of transmission project costs, which are a portion of the FERC Mitigation charges included in the costs to achieve the merger with Duke Energy.

INTEREST EXPENSE

The increase was primarily due to higher interest expense on long-term debt due to higher average debt outstanding and the prior-year settlement of 2004 and 2005 income tax audits.

INCOME TAX EXPENSE

The decrease was primarily due to a decrease in pretax income. The effective tax rate for the nine months ended September 30, 2012 and 2011, was 31.6% and 34.2%, respectively. The decrease in the effective tax rate is primarily due to the decrease in pretax income.

MATTERS IMPACTING FUTURE PEC RESULTS

PEC filed a rate case in North Carolina in October 2012. This rate case is needed to recover the cost of plant modernization and other capital investments in generation, transmission and distribution systems, as well as increased expenditures for nuclear plants and personnel, vegetation management and other operating costs. PEC’s earnings could be adversely impacted if this rate case is denied or delayed by the state regulatory commission.

The ability to integrate with Duke Energy businesses and realize cost savings and any other synergies expected from the merger with Duke Energy could be different from what PEC expects and may have a significant impact on PEC’s results of operations.

PEF

INTRODUCTION

PEF is an indirect wholly owned subsidiary of Progress Energy. PEF’s principal lines of business include generation, transmission and distribution of electricity in parts of Florida.

BASIS OF PRESENTATION

The results of operations and variance discussion for PEF is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

	Nine months ended September 30
(in millions)	2012	2011	Increase (decrease)
Operating revenues	$3,594	$3,655	$(61)
Operating expenses	2,938	2,842	96
Gains on sale of other assets and other, net	2	2	-
Operating income	658	815	(157)
Other income and expenses, net	29	24	5
Interest expense	194	176	18
Income before income taxes	493	663	(170)
Income tax expense	182	245	(63)
Less: preferred stock dividend requirement	1	1	-
Net income available to parent	$310	$417	$(107)

Gigawatt-hours sales	29,814	31,306	(1,492)

The following table shows the percent changes in GWh sales and average number of customers for the current three and nine month periods compared to the same periods in the prior year. Except as otherwise noted, the below percentages represent billed sales only and are not weather normalized.

Increase (decrease) over prior year	Three months ended September 30, 2012	Nine months ended September 30, 2012
Residential sales(a)	(7.6)%	(7.9)%
General service sales(a)	(2.7)%	(1.3)%
Industrial sales(a)	(2.2)%	(3.1)%
Wholesale power sales	(31.5)%	(37.7)%
Total PEF sales(b)	(4.4)%	(4.8)%
Average number of customers	0.9%	0.8%

(a)	Major components of PEF's retail sales.
(b)	Consists of all components of PEF's sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The decrease in PEF’s net income available to parent for the nine months ended September 30, 2012, compared to September 30, 2011, was primarily due to the following factors:

OPERATING REVENUES

The decrease was primarily due to:

•
A $56 million decrease in fuel and capacity revenues driven primarily by unfavorable weather conditions that impacted wholesale and retail fuel revenues, partially offset by the impact of higher residential fuel rates. Also, PEF had lower capacity revenues resulting from a lower capacity rate and the lower sales volume; and

•
A $36 million decrease in sales to retail customers primarily due to unfavorable weather conditions. The number of heating degree days for the nine months ended September 30, 2012 was 30% below normal compared to 2% above normal in the same period in 2011. In addition, cooling degree days for the nine months ended September 30, 2012 were 5% above normal compared to 9% above normal in the same period in 2011.

Partially offsetting these decreases were:

•	A $21 million increase in sales to wholesale customers primarily due to a new contract with a major customer; and
•	A $14 million increase in other operating revenues primarily due to higher OATT rates.

OPERATING EXPENSES

The increase was primarily due to:

•
A $46 million increase in depreciation and amortization primarily due to a decrease in the reduction of the cost of removal component of amortization expense as allowed under the 2012 and 2010 settlement agreements (See Note 4B) and higher ECRC amortization due to less over-recovery, partially offset by lower nuclear cost-recovery amortization primarily related to the Levy project; and

•
A $45 million increase in fuel used in electric generation and purchased power primarily due to an increase in deferred fuel expense due to higher under-recovered fuel costs in 2011 as a result of higher system requirements driven by favorable weather and the impact of establishing a regulatory liability for replacement power in accordance with the 2012 settlement agreement (See Note 4B). These increases were partially offset by lower natural gas prices and lower system requirements as a result of unfavorable weather conditions and a lower CR3 indemnification charge for the estimated joint owner replacement power costs.

INTEREST EXPENSE

The increase was primarily due to the prior-year favorable settlement of 2004 and 2005 income tax audits.

INCOME TAX EXPENSE

The decrease was primarily due to a decrease in pretax income. The effective tax rate for the nine months ended September 30, 2012 and 2011, was 36.9% and 37.0%, respectively.

MATTERS IMPACTING FUTURE PEF RESULTS

The decision related to repairing or retiring CR3 is complex and subject to a number of unknown factors, including but not limited to, the cost of repair and the likelihood of obtaining NRC approval to restart the reactor after repair. In addition, the scope and estimated costs of necessary repairs of the delamination of CR3 could prove more extensive than is currently identified, such repairs could prove not to be feasible resulting in the retirement of the unit, the costs of repair and/or replacement power could exceed estimates and insurance coverage or may not be recoverable through the regulatory process; the occurrence of any of which could adversely affect PEF’s results of operations.

The ability to integrate with Duke Energy businesses and realize cost savings and any other synergies expected from the merger with Duke Energy could be different from what PEF expects and may have a significant impact on PEF’s results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of our liquidity and capital resources is on a consolidated basis, except as noted. Our significant cash requirements arise primarily from the capital-intensive nature of the Utilities’ operations, including capital expansion projects, fleet modernization and other expenditures for environmental compliance. The Utilities’ operating cash flow, intercompany borrowings, our participation in the Duke Energy MCF, our ability to access the long-term debt capital markets and/or equity contributions from Duke Energy provide our sources of liquidity, as discussed further below.

Historically, we had substantial operations associated with the production and sale of coal-based solid synthetic fuels, which qualified for federal income tax credits so long as certain requirements were satisfied. A portion of these tax credits has yet to be realized in cash due to the difference in timing of when tax credits are recognized for financial reporting purposes and realized for tax purposes. At September 30, 2012, we have carried forward $868 million of deferred tax credits that do not expire. Certain substantial changes in ownership of Progress Energy, such as the merger with Duke Energy, can impact the timing of the utilization of tax credit carry forwards. Also, realization of these tax credits is dependent upon our future taxable income, which is expected to be generated primarily by the Utilities.

CASH FLOW INFORMATION

Cash flow information for Progress Energy and PEF is omitted pursuant to General Instruction H(2) to Form 10-Q.

PEC

The following table summarizes PEC’s cash flows:

	Nine months ended September 30
(in millions)	2012	2011
Cash flows provided by (used in):
Operating activities	$853	$888
Investing activities	(1,049)	(1,094)
Financing activities	195	43
Net decrease in cash and cash equivalents	(1)	(163)
Cash and cash equivalents at beginning of period	20	230
Cash and cash equivalents at end of period	$19	$67

OPERATING CASH FLOWS

The following table summarizes key components of PEC’s operating cash flows.

	Nine months ended September 30
(in millions)	2012	2011
Net income	$180	$437
Noncash adjustments to net income	759	690
Contributions to qualified pension plans	(60)	(207)
Working capital	(26)	(32)
Net cash provided by operating activities	$853	$888

The decrease in cash provided by operating activities in 2012 as compared to 2011 was driven primarily by:

•	A decrease in net income adjusted for noncash and non-operating items in 2012 as compared to 2011.

This decrease was partially offset by:

•	A $147 million decrease in pension plan funding.

INVESTING CASH FLOWS

The following table summarizes key components of PEC's investing cash flows.

	Nine months ended September 30
(in millions)	2012	2011
Capital expenditures	$(1,098)	$(1,010)
Available for sale securities, net	(26)	(29)
Notes due from affiliate	-	(59)
Other investing items	75	4
Net cash used in investing activities	$(1,049)	$(1,094)

The decrease in cash used in investing activities in 2012 as compared to 2011 was primarily driven by:

•	The receipt of a DOE award in the current year of which $62 million was applicable to past capitalized spent fuel storage costs;
•	Changes in advances with affiliates of $59 million; and
•	Lower nuclear fuel purchases of $58 million due to prior year purchases made in anticipation of 2012’s three nuclear refueling outages.

These decreases were partially offset by:

•
An increase in capital expenditures, excluding nuclear fuel, of $146 million primarily due to spending on nuclear and transmission projects, partially offset by decreased spending on generation projects.

FINANCING CASH FLOWS

The following table summarizes key components of PEC's financing cash flows.

	Nine months ended September 30
(in millions)	2012	2011
Issuances of long-term debt, net	$486	$495
Notes payable and commercial paper	24	-
Dividends paid	(312)	(452)
Other financing items	(3)	-
Net cash provided by financing activities	$195	$43

The increase in cash provided by financing activities in 2012 as compared to 2011 was primarily driven by:

•	A $140 decrease in payments of dividends to the Parent; and
•	A change in notes payable to affiliates of $212 million.

These increases were partially offset by:

•	Commercial paper repayments of $188 million in the current year.

CAPITAL RESOURCES

SIGNIFICANT NOTES PAYABLE AND LONG-TERM DEBT ACTIVITIES - 2012

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

However, we do not expect the Parent to issue any new securities of these types in the future. Under PEC’s and PEF’s registration statements, they may issue various long-term debt securities and preferred stock.

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

MONEY POOL ARRANGEMENTS

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

AVAILABLE CREDIT FACILITIES AND RESTRICTIVE DEBT COVENANTS

On July 2, 2012, the Parent terminated its $478 million RCA, and PEC and PEF terminated their respective $750 million RCAs and became borrowers under the Duke Energy MCF. In November 2011, Duke Energy entered into a new $6.0 billion, five-year MCF, with $4.0 billion available at closing and the remaining $2.0 billion available following consummation of the merger. In October 2012, Duke Energy reached an agreement with banks representing $5.63 billion of commitments under the MCF to extend the expiration date by one year to November 2017. Through November 2016, the available credit under this facility remains $6 billion. PEC and PEF each have borrowing capacity under the MCF up to $750 million. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimit of each borrower, subject to a maximum sublimit of $1.0 billion each for PEC and PEF. Following the merger, the cash needs of the Parent will be funded with dividends from the Utilities generated from their earnings and cash flows, and to a lesser extent, dividends from other subsidiaries; borrowings under an intercompany note from Duke Energy and/or equity contributions from Duke Energy. None of the Progress Energy Registrants will issue commercial paper following the merger.

At September 30, 2012, the current portion of our long-term debt was $838 million, including $403 million and $435 million at PEC and PEF, respectively. PEC and PEF expect to fund their respective $400 million First Mortgage Bonds due September 15, 2013 and $425 million First Mortgage Bonds due March 1, 2013, with proceeds from additional borrowings.

FIRST MORTGAGE BOND RESTRICTIONS

PEC’s and PEF’s first mortgage bonds are secured under their respective mortgage indentures. Each mortgage constitutes a first lien on substantially all of the fixed properties of the respective company, subject to certain permitted encumbrances and exceptions. The lien of each mortgage also covers subsequently acquired property. Each mortgage allows the issuance of additional first mortgage bonds based on property additions, retirements of first mortgage bonds and the deposit of cash if certain conditions are satisfied. Each issuer is required to pass a “net earnings” test in order to issue new first mortgage bonds, other than on the basis of retired bonds under certain circumstances. The test requires that the issuer’s adjusted net earnings, which are calculated based on results for 12 consecutive months within the prior 15 to 18 months, be at least twice the annual interest requirement for bonds currently outstanding and to be outstanding. PEF’s ratio of net earnings to the annual interest requirement for bonds outstanding was slightly above 2.0 times during certain twelve-month periods ending in the quarter ended September 30, 2012, and thus PEF can currently issue first mortgage bonds. However, as discussed in Note 4B,

PEF’s net earnings have been impacted by charges recorded for amounts to be refunded to customers under the terms of a February 2012 settlement agreement approved by the FPSC, which may impact future net earnings tests. In the event PEF’s long-term debt requirements exceed their first mortgage bond capacity, it can access alternative sources of capital, including, but not limited, to issuing unsecured public debt or through private placement, borrowing under the money pool, entering into bilateral direct loan arrangements, and, if necessary, utilizing the available capacity under the Duke Energy MCF.

RESTRICTIVE DEBT COVENANTS

The Progress Energy Registrants’ debt and credit agreements contain various financial and other covenants. The Duke Energy MCF contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2012, each of the Progress Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

CREDIT RATINGS

On July 25, 2012, Standard and Poor’s (S&P) affirmed Duke Energy and Progress Energy's short-term credit ratings of A-2. S&P also affirmed its ratings on PEC, PEF and other legacy Duke Energy subsidiaries’ first-mortgage bonds at A. However, S&P lowered its corporate credit rating for Duke Energy and other legacy Duke Energy subsidiaries to BBB+ from A- with a negative outlook, citing lack of transparency and heightened regulatory risk around the CEO transition. S&P affirmed Progress Energy’s corporate credit rating and its subsidiaries’ ratings at BBB+ as well as its A-2 short-term rating. S&P’s negative outlook for Duke Energy and all of its subsidiaries is based on increased regulatory risk in North Carolina and Florida and concerns over Duke Energy’s ability to successfully integrate Progress Energy.

On July 3, 2012, Moody’s Investors Service, Inc. (Moody’s) affirmed their ratings for the newly merged Duke Energy and its subsidiaries with a stable outlook. On July 6, 2012, Fitch Ratings initiated coverage on Duke Energy and its subsidiaries. These ratings are investment grade and are on stable outlook. On June 22, 2012, Fitch Ratings affirmed their ratings for the Progress Energy Registrants prior to the merger consummation.

A further downgrade below the current investment grade ratings of Duke Energy, legacy Duke Energy SEC registrant subsidiaries and the Progress Energy Registrants (collectively, the Duke Energy Registrants), would likely result in an increase in the entities’ borrowing costs, perhaps significantly. In addition, the Duke Energy Registrants’ potential pool of investors and funding sources would likely decrease. A downgrade below investment grade could also require the Duke Energy Registrants to post additional collateral in the form of letters of credit or cash under various commodity contracts and credit agreements and trigger termination clauses in some interest rate derivative agreements, which would require cash payments. All of these events would likely reduce the Duke Energy Registrants’ liquidity and profitability and could have a material adverse effect on the Duke Energy Registrants’ financial position, results of operations or cash flows.

REGULATORY MATTERS AND RECOVERY OF COSTS

Regulatory matters, including the CR3 outage and nuclear cost recovery, as discussed in Note 4 and “Other Matters – Nuclear,” and recovery of environmental costs, as discussed in Note 5, may impact our future liquidity and financing activities. The impacts of these matters, including the timing of recoveries from ratepayers, can be both a source of and a use of future liquidity resources. Energy legislation enacted in recent years may impact our liquidity over the long term, including among others, provisions regarding cost recovery, mandated renewable portfolio standards, DSM and EE.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

PEC’s off-balance sheet arrangements and contractual obligations are described below.

GUARANTEES

At September 30, 2012, PEC’s guarantees have not changed materially from what was reported in the 2011 Form 10-K.

Effective with the consummation of the merger with Duke Energy on July 2, 2012, PEC and Duke Energy Carolinas have guaranteed to provide $650 million in system fuel savings for retail customers in North Carolina and South Carolina (See Note 2).

MARKET RISK AND DERIVATIVES

Under PEC’s risk management policy, PEC may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 8 in this quarterly report and, “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures About Market Risk” in the 2011 Form 10-K for a discussion of market risk and derivatives.

CONTRACTUAL OBLIGATIONS

PEC enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the nine months ended September 30, 2012, there were no material changes in PEC’s contractual obligations outside the ordinary course of business. For an in-depth discussion of PEC’s contractual obligations, see Note 22A and “MD&A – Contractual Obligations” in the 2011 Form 10-K.

OTHER MATTERS

ENVIRONMENTAL MATTERS

The table below summarizes the status of key environmental regulations that impact or may impact the Progress Energy Registrants. See Note 5A for a detailed discussion of each regulation.

Status	Primarily Regulates	Compliance Strategy

Impacting Solid Waste

CCR

Final rule is not expected before 2013	Storage, use and disposal of coal ash and flue gas desulfurization materials	Proposed rule included two significantly different options. Compliance method cannot be determined until the rule is finalized

Status	Primarily Regulates	Compliance Strategy

Impacting Air Quality

CAIR / CSAPR

CAIR in effect pending resolution of appeal of CSAPR	NOx, SO2	Previously installed air pollution controls and fleet modernization projects, and use of emission allowances

MATS

Compliance due April 2015 with provisions for one-year extension from state agencies on case-by- case basis	Mercury and other hazardous metals, acid gases, hydrogen fluoride, dioxin/furan from coal- and oil-fired steam electric generating units	Previously installed air pollution controls and fleet modernization projects largely address for PEC; for PEF, additional controls and/or fleet modernization required

CAVR – BART provisions

Final requirements for PEF BART eligible units under development	NOx, SO2 and particulate matter	Assessing BART impact; PEF has obtained permits addressing CAVR – BART requirements for NOx, SO2 and particulate matter

NSPS

Proposed rule issued March 27, 2012	Greenhouse gas	Case-by-case determination for new units

Impacting Water Quality

316(b)

Final rules are expected by June 27, 2013	Cooling water intake structures for steam-electric power plants	Modification of traveling screens; assessment of environmental impacts and alternative technologies for reducing those impacts; and possible installation of new technologies

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

FUKUSHIMA RESPONSE

Following the events at the Fukushima Daiichi nuclear power station in Japan, we conducted thorough inspections at each of our four nuclear sites during 2011. The initial inspections have not identified any significant vulnerabilities, however, we are reviewing designs to evaluate safety margins to external events. Emergency-response capabilities, written procedures and engineering specifications were reviewed to verify each site’s ability to respond in the unlikely event of station blackout. In 2012, we are working within the nuclear industry to improve the safety standards and margin using the three layers of safety approach used in the U.S.: protection, mitigation and emergency response. Emergency equipment is currently being added at each station to perform key safety functions in the event that backup power sources are lost permanently. These improvements are in addition to the numerous layers of safety measures and systems previously in place.

In March 2011, the NRC formed a task force to conduct a comprehensive review of processes and regulations to determine whether the agency should make additional improvements to the nuclear regulatory system. On July 13, 2011, the task force proposed a set of improvements designed to ensure protection, enhance accident mitigation, strengthen emergency preparedness and improve efficiency of NRC programs. The recommendations were further prioritized into three tiers based on the safety enhancement level. On March 12, 2012, the NRC issued three regulatory orders requiring safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at a plant, ensuring reliable hardened containment vents and enhancing spent fuel pool instrumentation. On August 30, 2012, the NRC issued implementation guidance to enable power plants to achieve compliance with the orders issued in March 2012. Plants are then required to submit implementation plans to the NRC by February 28, 2013, and complete implementation of the safety enhancements within two refueling outages or by December 31, 2016, whichever comes first. Each plant is also required to reassess their seismic and flooding hazards using present-day methods and information, conduct inspections to ensure protection against hazards in the current design basis, and re-evaluate emergency communications systems and staffing levels. In May 2012, the NRC issued guidance on re-evaluating emergency communications systems and staffing levels and performing seismic and flooding walkdowns. The NRC is expected to issue guidance on performing seismic and flooding re-evaluations in November 2012. On July 13, 2012 the NRC outlined plans for implementing Tier 2 and Tier 3 recommendations.

We are committed to compliance with all safety enhancements ordered by the NRC in connection with the March 12, 2012 regulatory orders noted above, the cost of which could be material. Until such time as the NRC mandated reassessment of flooding and seismic hazards is complete the exact scope and cost of compliance modifications to our four sites will not be known. With the NRC’s continuing review of the remaining recommendations, we cannot predict to what extent the NRC will impose additional licensing and safety-related requirements, or the costs of complying with such requirements. The tight timeframe required to complete the necessary safety enhancements by no later than 2016 could lead to even higher costs. Upon receipt of additional guidance from the NRC and a collaborative industry review, we will be able to determine our implementation plan and associated costs. See Item 1A, “Risk Factors”, in the 2011 Form 10-K for further discussion of applicable risk factors.

CR3 OUTAGE

In September 2009, CR3 began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination (or separation) within the concrete at the periphery of the containment building, which resulted in an extension of the outage. After analysis, it was determined that the concrete delamination at CR3 was caused by redistribution of stresses in the containment wall that occurred when an opening was created to accommodate the replacement of the unit’s steam generators. In March 2011, the work to return the plant to service was suspended after monitoring equipment identified a new delamination that occurred in a different section of the outer wall after the repair work was completed and during the late stages of retensioning the containment building. CR3 has remained out of service while PEF conducted an engineering analysis and review of the new delamination and evaluates possible repair options.

Subsequent to March 2011, monitoring equipment has detected additional changes and further damage in the partially tensioned containment building and additional cracking or delaminations could occur.

PEF continues to analyze the various aspects of the repair option as well as the option of early retirement. This analysis includes the evaluation of the potential implications to scope, cost estimate and schedule from the project risks identified in the Zapata report. A number of factors could affect the decision to repair, the return-to-service date and repair costs incurred, including, but not limited to, state regulatory and NRC reviews, insurance recoveries from NEIL, the ability to obtain builder’s risk insurance with appropriate coverage, final engineering designs, vendor contract negotiations, the ultimate work scope completion, performance testing, weather and the impact of new information discovered during additional testing and analysis. We will proceed with the repair option only if there is a high degree of confidence that the repair can be successfully completed and licensed within the final estimated costs and schedule, and it is in the best interests of PEF’s customers, the joint owners and Duke Energy’s investors (See Note 4B).

POTENTIAL NEW CONSTRUCTION

See Note 4 for discussion of the status of potential construction of new nuclear units.

SPENT NUCLEAR FUEL MATTERS

See Note 5B for discussion of the status of the Utilities’ contracts with the DOE for spent nuclear fuel storage.

LEGAL

We are subject to federal, state and local legislation and court orders. The specific issues, the status of the issues, accruals associated with issue resolutions and our associated exposures are discussed in detail in Note 5B.

NEW ACCOUNTING STANDARDS

See Note 16 for a discussion of the impact of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the disclosures presented in the 2011 Form 10-K. For an in-depth discussion of PEC’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in the 2011 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Progress Energy Registrants in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Progress Energy Registrants in the reports they file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Progress Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Progress Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2012, and have concluded no change has materially affected, or is reasonably likely to affect, internal control over financial reporting.

On July 2, 2012, the previously announced merger between Duke Energy and Progress Energy was consummated. Duke Energy is currently in the process of integrating Progress Energy’s operations and will be conducting control reviews pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See Notes 2, 4 and 5 for additional information relating to the merger.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal aspects of certain matters are set forth in PART I, Item 1 (See Note 4 and Note 5B).

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
			X	X

18	Preferability Letter of Deloitte & Touche	X

31(a)	302 Certifications of Chief Executive Officer	X

31(b)	302 Certifications of Chief Financial Officer	X

31(c)	302 Certifications of Chief Executive Officer		X

31(d)	302 Certifications of Chief Financial Officer		X

31(e)	302 Certifications of Chief Executive Officer			X

31(f)	302 Certifications of Chief Financial Officer			X

32(a)	906 Certifications of Chief Executive Officer	X

32(b)	906 Certifications of Chief Financial Officer	X

32(c)	906 Certifications of Chief Executive Officer		X

32(d)	906 Certifications of Chief Financial Officer		X

32(e)	906 Certifications of Chief Executive Officer			X

32(f)	906 Certifications of Chief Financial Officer			X

101.INS	XBRL Instance Document**	X	X	X

101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X

*    Incorporated herein by reference as indicated.

** Attached as Exhibit 101 are the following financial statements and notes thereto for Progress Energy, PEC and PEF from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to Unaudited Condensed Interim Financial Statements.

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

PROGRESS ENERGY, INC.
CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
Date: November 8, 2012	(Registrants)

By: /s/ Lynn J. Good
Lynn J. Good
Executive Vice President and Chief Financial Officer

By: /s/ Steven K. Young
Steven K. Young
Vice President, Chief Accounting Officer and Controller