Form 10-K
period 2012-12-31
CAROLINA POWER & LIGHT CO; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; FLORIDA POWER CORP; Duke Energy Indiana, Inc.; PROGRESS ENERGY INC; Duke Energy CORP
filed 2013-03-01
CIK 17797, 20290, 30371, 37637, 81020, 1094093, 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1943

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2012 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	Exact name of registrants as specified in their charters, addresses of principal executive offices, telephone numbers and states of incorporation	IRS Employer Identification No.
1-32853	DUKE ENERGY CORPORATION 550 South Tryon Street Charlotte, NC 28202-1803 704-382-3853 State of Incorporation: Delaware	20-2777218

1-4928	DUKE ENERGY CAROLINAS, LLC 526 South Church Street Charlotte, NC 28202-1803 704-382-3853 State of Incorporation: North Carolina	56-0205520

1-15929	PROGRESS ENERGY, INC. 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 State of Incorporation: North Carolina	56-2155481

1-3382	CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 State of Incorporation: North Carolina	56-0165465

1-3274	FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC. 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853 State of Incorporation: Florida	59-0247770

1-1232	DUKE ENERGY OHIO, INC. 139 East Fourth Street Cincinnati, OH 45202 704-382-3853 State of Incorporation: Ohio	31-0240030

1-3543	DUKE ENERGY INDIANA, INC. 1000 East Main Street Plainfield, IN 46168 704-382-3853 State of Incorporation: Indiana	35-0594457

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Registrant	Title of each class	Name of each exchange on which registered
Duke Energy Corporation (Duke Energy)	Common Stock, $0.001 par value	New York Stock Exchange, Inc.
Duke Energy	5.125% Junior Subordinated Debentures due January 15, 2073	New York Stock Exchange, Inc.
Duke Energy Carolinas, LLC (Duke Energy Carolinas)	All of the registrant’s limited liability company member interests are directly owned by Duke Energy.
Progress Energy, Inc. (Progress Energy)	All of the registrant’s common stock is directly owned by Duke Energy.
Progress Energy Carolinas, Inc. (Progress Energy Carolinas)	All of the registrant’s common stock is indirectly owned by Duke Energy.
Progress Energy Florida, Inc. (Progress Energy Florida)	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Ohio, Inc. (Duke Energy Ohio)	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Indiana, Inc. (Duke Energy Indiana)	All of the registrant’s common stock is indirectly owned by Duke Energy.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Registrant	Name of each exchange on which registered
Duke Energy	None
Duke Energy Carolinas	None
Progress Energy	None
Progress Energy Carolinas	$5 Preferred Stock, No Par Value; Serial Preferred stock, No Par Value
Progress Energy Florida	None
Duke Energy Ohio	None
Duke Energy Indiana	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Duke Energy	Yes ☒	No ☐	Progress Energy Florida	Yes ☒	No ☐
Duke Energy Carolinas	Yes ☒	No ☐	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Progress Energy Carolinas	Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports to pursuant to Section 13 or Section 15(d) of the Exchange Act.

Duke Energy	Yes ☐	No ☒	Progress Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Progress Energy Carolinas	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Duke Energy	Yes ☒	No ☐	Progress Energy Florida	Yes ☒	No ☐
Duke Energy Carolinas	Yes ☒	No ☐	Duke Energy Ohio	Yes ☒	No ☐
Progress Energy	Yes ☒	No ☐	Duke Energy Indiana	Yes ☒	No ☐
Progress Energy Carolinas	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Duke Energy	Yes ☒	No ☐	Progress Energy Florida	Yes ☒	No ☐
Duke Energy Carolinas	Yes ☒	No ☐	Duke Energy Ohio	Yes ☒	No ☐
Progress Energy	Yes ☒	No ☐	Duke Energy Indiana	Yes ☒	No ☐
Progress Energy Carolinas	Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Duke Energy	Yes ☐	No ☒	Progress Energy Florida	Yes ☒	No ☐
Duke Energy Carolinas	Yes ☒	No ☐	Duke Energy Ohio	Yes ☒	No ☐
Progress Energy	Yes ☒	No ☐	Duke Energy Indiana	Yes ☒	No ☐
Progress Energy Carolinas	Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Progress Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Progress Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Progress Energy Florida	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Progress Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Progress Energy Carolinas	Yes ☐	No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Duke Energy Corporation at June 30, 2012.	30,788,000,000
Number of shares of Common Stock, $0.001 par value, outstanding at February 25, 2013.	704,653,826

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Duke Energy definitive proxy statement for the 2013 Annual Meeting of the Shareholders or an amendment to this Annual Report are incorporated by reference into PART III, Items 10, 11, 12, 13, and 14 hereof.

This combined Form 10-K is filed separately by seven registrants: Duke Energy, Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio and Duke Energy Indiana (collectively the Duke Energy Registrants). Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio and Duke Energy Indiana meet the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format specified in General Instructions I(2) of Form 10-K.

TABLE OF CONTENTS

FORM 10-K FOR THE YEAR ENDED December 31, 2012
Item		Page

PART I.
DUKE ENERGY CORPORATION (DUKE ENERGY)
1.	BUSINESS......................................................................................	9
	GENERAL...........................................................................
	U.S. FRANCHISED ELECTRIC AND GAS............................
	COMMERCIAL POWER.......................................................
	INTERNATIONAL ENERGY.................................................
	OTHER...............................................................................
	GEOGRAPHIC REGIONS....................................................
	EMPLOYEES......................................................................
	EXECUTIVE OFFICERS OF DUKE ENERGY........................
	ENVIRONMENTAL MATTERS………………………………
DUKE ENERGY CAROLINAS, LLC (DUKE ENERGY CAROLINAS)
PROGRESS ENERGY, INC. (PROGRESS ENERGY)
CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. (PROGRESS ENERGY CAROLINAS)
FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC (PROGRESS ENERGY FLORIDA)
DUKE ENERGY OHIO, INC. (DUKE ENERGY OHIO)
DUKE ENERGY INDIANA, INC. (DUKE ENERGY INDIANA)

1A.	RISK FACTORS........................................................................	24
1B.	UNRESOLVED STAFF COMMENTS..........................................	29
2.	PROPERTIES.............................................................................	30
3.	LEGAL PROCEEDINGS.............................................................	34
4.	MINE SAFETY DISCLOSURE.....................................................	34

PART II.
5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..............................................................................	35
6.	SELECTED FINANCIAL DATA...................................................	37
7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................	38
7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................................................................	74
8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......	81
9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................	271
9A.	CONTROLS AND PROCEDURES...............................................	271

PART III.
10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.................................................................................................	272
11.	EXECUTIVE COMPENSATION...................................................	272
12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....	272
13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.......................................................	272
14.	PRINCIPAL ACCOUNTING FEES AND SERVICES......................	272

PART IV.
15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES ....................	274
	SIGNATURES.................................................................	276
	EXHIBIT INDEX................................................................	Exhibit-1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements, which are intended to cover Duke Energy and the applicable Duke Energy Registrants, are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•       State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements, as well as rulings that affect cost and investment recovery or have an impact on rate structures;

•       The ability to recover eligible costs and earn an adequate return on investment through the regulatory process;

•       The costs of retiring Progress Energy Florida’s Crystal River Unit 3 could prove to be more extensive than is currently identified.  All costs associated with the retirement Crystal River Unit 3 asset, including replacement power may not be fully recoverable through the regulatory process;

•       The ability to maintain relationships with customers, employees or suppliers post-merger;

•       The ability to successfully integrate the Progress Energy businesses and realize cost savings and any other synergies expected from the merger;

•       The risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect;

•       The impact of compliance with material restrictions or conditions related to the Progress Energy merger imposed by regulators could exceed our expectations;

•       Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

•       Industrial, commercial and residential growth or decline in the respective Duke Energy Registrants’ service territories, customer base or customer usage patterns;

•       Additional competition in electric markets and continued industry consolidation;

•       Political and regulatory uncertainty in other countries in which Duke Energy conducts business;

•       The influence of weather and other natural phenomena on each of the Duke Energy Registrants’ operations, including the economic, operational and other effects of storms, hurricanes, droughts and tornadoes;

•       The ability to successfully operate electric generating facilities and deliver electricity to customers;

•       The ability to recover, in a timely manner, if at all, costs associated with future significant weather events through the regulatory process;

•       The impact on the Duke Energy Registrants’ facilities and business from a terrorist attack, cyber security threats and other catastrophic events;

•       The inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, safety, regulatory and financial risks;

•       The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates and the ability to recover such costs through the regulatory process, where appropriate;

•       Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;

•       The performance of electric generation facilities and of projects undertaken by Duke Energy’s nonregulated businesses;

•       The results of financing efforts, including the Duke Energy Registrants’ ability to obtain financing on favorable terms, which can be affected by various factors, including the respective Duke Energy Registrants’ credit ratings and general economic conditions;

•       Declines in the market prices of equity securities and resultant cash funding requirements for Duke Energy’s defined benefit pension plans and nuclear decommissioning trust funds;

•       The level of creditworthiness of counterparties to Duke Energy Registrants’ transactions;

•       Employee workforce factors, including the potential inability to attract and retain key personnel;

•       Growth in opportunities for the respective Duke Energy Registrants’ business units, including the timing and success of efforts to develop domestic and international power and other projects;

•       Construction and development risks associated with the completion of Duke Energy Registrants’ capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from ratepayers in a timely manner or at all;

•       The Subsidiary Registrants ability to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

•       The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•       The impact of potential goodwill impairments;

•       The ability to reinvest retained earnings of foreign subsidiaries or repatriate such earnings on a tax free basis; and

•       The ability to successfully complete future merger, acquisition or divestiture plans.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Energy has described. The Duke Energy Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Glossary of Terms

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

the 2006 Plan.....................	Duke Energy’s 2006 Long-Term Incentive Plan

2010 Tax Relief Act............	Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010

the 2010 Plan.....................	Duke Energy’s 2010 Long-Term Incentive Plan

ADEA..................................	Age Discrimination in Employment Act

AFUDC................................	Allowance for Funds Used During Construction

Aguaytia.............................	Aguaytia Integrated Energy Project

ANEEL................................	Brazilian Electricity Regulatory Agency

AOCI...................................	Accumulated Other Comprehensive Income

ASC....................................	Accounting Standards Codification

ASU....................................	Accounting Standards Update

ATRA..................................	American Taxpayer Relief Act of 2012

Attiki....................................	Attiki Gas Supply S.A.

BCA....................................	Budget Control Act of 2011

Bison...................................	Bison Insurance Company Limited

BPM....................................	Bulk Power Marketing

Brunswick............................	Brunswick Nuclear Station

CAA....................................	Clean Air Act

CAC....................................	Citizens Action Coalition of Indiana, Inc.

CAIR...................................	Clean Air Interstate Rule

Catamount..........................	Catamount Energy Corporation

Catawba	Catawba Nuclear Station

CC.......................................	Combined Cycle

CCR....................................	Coal Combustion Residuals

CCS....................................	Carbon Capture and Storage

CG&E..................................	The Cincinnati Gas & Electric Company

CRC....................................	Cinergy Receivables Company, LLC

Cliffside Unit 6....................	Unit 6 of the Cliffside Facility in North Carolina

CT.......................................	Combustion Turbine

Cinergy...............................	Cinergy Corp. (collectively with its subsidiaries)

CO2.....................................	Carbon Dioxide

COL....................................	Combined Construction and Operating License

CPCN..................................	Certificate of Public Convenience and Necessity

CRES..................................	Competitive Retail Electric Supplier

Crescent..............................	Crescent Joint Venture (JV)

Crystal River Unit 3..............	Crystal River Nuclear Station – Unit 3

CSAPR	Cross-State Air Pollution Rule

CVO....................................	Progress Energy’s contingent value obligation

CWIP...................................	Construction Work in Progress

DAQ....................................	Division of Air Quality

DB.......................................	Defined Benefit (Pension Plan)

DECAM...............................	Duke Energy Commercial Asset Management

DEGS..................................	Duke Energy Generation Services, Inc.

DEI......................................	Duke Energy International, LLC

DEIGP.................................	Duke Energy International Geracao Paranapenema S.A.

DENR..................................	Department of Environment and Natural Resources

DERF..................................	Duke Energy Receivables Finance Company, LLC

Duke Energy Retail.............	Duke Energy Retail Sales, LLC

DETM.................................	Duke Energy Trading and Marketing, LLC

DOE....................................	U.S. Department of Energy

DOJ.....................................	U.S. Department of Justice

DRIP...................................	Dividend Reinvestment Plan

DSM....................................	Demand Side Management

Duke Energy........................	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas........	Duke Energy Carolinas, LLC

Duke Energy Indiana...........	Duke Energy Indiana, Inc.

Duke Energy Kentucky.........	Duke Energy Kentucky, Inc.

Duke Energy Ohio...............	Duke Energy Ohio, Inc.

Duke Energy Registrants......	Duke Energy, Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio, and Duke Energy Indiana

DukeNet..............................	DukeNet Communications, LLC

DukeSolutions.....................	DukeSolutions, Inc.

EIP......................................	Progress Energy’s Equity Incentive Plan

EPA....................................	U.S. Environmental Protection Agency

EPC....................................	Engineering, Procurement and Construction

EPS....................................	Earnings Per Share

ERISA.................................	Employee Retirement Income Security Act

ESP....................................	Electric Security Plan

ETR....................................	Effective tax rate

FASB..................................	Financial Accounting Standards Board

FCC.....................................	Federal Communications Commission

FERC..................................	Federal Energy Regulatory Commission

FDEP..................................	Florida Department of Environmental Protection

Florida Progress..................	Florida Progress Corporation

FPSC..................................	Florida Public Service Commission

Funding Corp......................	Florida Progress Funding Corporation

GAAP..................................	Generally Accepted Accounting Principles in the United States

GHG....................................	Greenhouse Gas

Global.................................	U.S. Global, LLC

GWh....................................	Gigawatt-hours

HAP....................................	Hazardous Air Pollutant

Harris...................................	Shearon Harris Nuclear Station

IAP......................................	State Environmental Agency of Parana

IBAMA................................	Brazil Institute of Environment and Renewable Natural Resources

IBNR...................................	Incurred but not yet reported

IFRS....................................	International Financial Reporting Standards

IGCC...................................	Integrated Gasification Combined Cycle

IMPA...................................	Indiana Municipal Power Agency

IRS......................................	Internal Revenue Service

ITC......................................	Investment Tax Credit

IURC...................................	Indiana Utility Regulatory Commission

KPSC..................................	Kentucky Public Service Commission

kV........................................	Kilovolt

kWh.....................................	Kilowatt-hour

Levy....................................	Progress Energy Florida’s proposed nuclear plant in Levy County, Fla.

Legacy Duke Directors.........	Members of the pre-merger Duke Energy board of directors

LIBOR.................................	London Interbank Offered Rate

MATS.................................	Mercury and Air Toxics Standards (previously referred to as the Utility MACT Rule)

Mcf......................................	Thousand cubic feet

McGuire..............................	McGuire Nuclear Station

Merger Agreement..............	Agreement and Plan of Merger with Progress Energy, Inc.

Merger Sub.........................	Diamond Acquisition Corporation

MGP...................................	Manufactured gas plant

Midwest ISO........................	Midwest Independent Transmission System Operator, Inc.

MMBtu................................	Million British Thermal Unit

Moody’s...............................	Moody’s Investor Services

MRO...................................	Market Rate Offer

MTBE.................................	Methyl tertiary butyl ether

MW.....................................	Megawatt

MVP....................................	Multi Value Projects

MWh...................................	Megawatt-hour

NCUC..................................	North Carolina Utilities Commission

NDTF..................................	Nuclear decommissioning trust funds

NEIL....................................	Nuclear Electric Insurance Limited

NMC....................................	National Methanol Company

NOL....................................	Net operating loss

NOx.....................................	Nitrogen oxide

Non-GHG............................	Non Greenhouse Gas

NPNS..................................	Normal purchase/normal sale

NRC....................................	U.S. Nuclear Regulatory Commission

NSPS..................................	New Source Performance Standard

NSR....................................	New Source Review

OCI.....................................	Other comprehensive income

Oconee...............................	Oconee Nuclear Station

Ohio T&D............................	Ohio Transmission and Distribution

ORS....................................	South Carolina Office of Regulatory Staff

OUCC..................................	Indiana Office of Utility Consumer Counselor

OVEC..................................	Ohio Valley Electric Corporation

PJM....................................	PJM Interconnection, LLC

Preferred Securities.............	7.10% Cumulative Quarterly Income Preferred Securities due 2039, Series A issued by FPC Capital I

Preferred Securities Guarantee	Florida Progress’ guarantee of all distributions related to the Preferred Securities

Progress Energy..................	Progress Energy, Inc.

Progress Energy Carolinas...	Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.

Progress Energy Florida......	Florida Power Corporation d/b/a Progress Energy Florida

Progress Energy Registrants	Progress Energy, Progress Energy Carolinas and Progress Energy Florida

Prosperity............................	Prosperity Mine, LLC

PSCSC................................	Public Service Commission of South Carolina

PSD....................................	Prevention of Significant Deterioration

PUCO..................................	Public Utilities Commission of Ohio

Q-Comm.............................	Q-Comm Corporation

QF.......................................	Qualified Facilities

QSPE..................................	Qualifying Special Purpose Entity

Relative TSR......................	TSR of Duke Energy stock relative to a pre-defined peer group

REPS..................................	Renewable Energy and Energy Efficiency Portfolio Standard

Robinson.............................	Robinson Nuclear Station

RSP....................................	Rate Stabilization Plan

RTO....................................	Regional Transmission Organization

Saluda................................	Saluda River Electric Cooperative, Inc.’s

SB 3....................................	North Carolina General Assembly Senate Bill 3

SB 221................................	Ohio Senate Bill 221

SCEUC................................	South Carolina Energy Users Committee

SEC....................................	Securities and Exchange Commission

Segment Income................	Income from continuing operations net of income attributable to noncontrolling interests

SHGP..................................	South Houston Green Power, L.P.

SO2.....................................	Sulfur dioxide

Spectra Energy...................	Spectra Energy Corp.

Spectra Capital...................	Spectra Energy Capital, LLC (formerly Duke Capital LLC)

S&P....................................	Standard & Poor’s

SSO....................................	Standard Service Offer

Stimulus Bill.......................	The American Recovery and Reinvestment Act of 2009

Subordinated Notes............	7.10% Junior Subordinated Deferrable Interest Notes due 2039 issued by Funding Corp.

Subsidiary Registrants.........	Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio and Duke Energy Indiana

TSR....................................	Total shareholder return

U.S......................................	United States

USFE&G.............................	U.S. Franchised Electric and Gas

Vectren...............................	Vectren Energy Delivery of Indiana

Vermillion...........................	Vermillion Generating Station

VIE......................................	Variable Interest Entity

VSP....................................	Voluntary Severance Program

WACC.................................	Weighted Average Cost of Capital

Windstream.........................	Windstream Corp.

WVPA.................................	Wabash Valley Power Association, Inc.

ITEM 1. BUSINESS

DUKE ENERGY

General. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the U.S. primarily through its direct and indirect wholly owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (Progress Energy Carolinas), Florida Power Corporation d/b/a Progress Energy Florida, Inc. (Progress Energy Florida), Duke Energy Ohio, Inc. (Duke Energy Ohio), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in Latin America through Duke Energy International, LLC (DEI). When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants, Duke Energy Carolinas, Progress Energy, Inc. (Progress Energy), Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio, and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants. The financial information for Progress Energy, Progress Energy Carolinas and Progress Energy Florida includes results after July 2, 2012.

Duke Energy is a Delaware corporation. Its principal executive offices are located at 550 South Tryon Street, Charlotte, North Carolina 28202-1803. Duke Energy Carolinas is a North Carolina limited liability company. Its principal executive offices are located at 526 South Church Street, Charlotte, North Carolina 28202-1803. Progress Energy and Progress Energy Carolinas are North Carolina corporations. Their principal executive offices are located at 410 South Wilmington Street, Raleigh, North Carolina 27601-1748. Progress Energy Florida is a Florida corporation. Its principal executive offices are located at 299 First Avenue North, St. Petersburg, Florida 33701. Duke Energy Ohio is an Ohio corporation. Its principal executive offices are located at 139 East Fourth Street, Cincinnati, Ohio 45202. Duke Energy Indiana is an Indiana corporation. Its principal executive offices are located at 1000 East Main Street, Plainfield, Indiana 46168.

The telephone number for the Duke Energy Registrants is 704-382-3853. The Duke Energy Registrants electronically file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxies and amendments to such reports.

The public may read and copy any materials that the Duke Energy Registrants file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about the Duke Energy Registrants, including its reports filed with the SEC, is available through Duke Energy’s website at http://www.duke-energy.com. Such reports are accessible at no charge through Duke Energy’s website and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

Merger with Progress Energy. On July 2, 2012, Duke Energy completed the merger contemplated by the Agreement and Plan of Merger (Merger Agreement), among Duke Energy, Diamond Acquisition Corporation, a North Carolina corporation and Duke Energy’s wholly owned subsidiary (Merger Sub) and Progress Energy, Inc. (Progress Energy), a North Carolina corporation engaged in the regulated utility business of generation, transmission and distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. As a result of the merger, Merger Sub was merged into Progress Energy and Progress Energy became a wholly owned subsidiary of Duke Energy.

The merger between Duke Energy and Progress Energy provides increased scale and diversity with potentially enhanced access to capital over the long term and a greater ability to undertake the significant construction programs necessary to respond to increasing environmental regulation, plant retirements and customer demand growth. Duke Energy’s business risk profile is expected to improve over time due to the increased proportion of the business that is regulated. Additionally, cost savings, efficiencies and other benefits are expected from the combined operations.

Immediately preceding the merger, Duke Energy completed a one-for-three reverse stock split with respect to the issued and outstanding shares of Duke Energy common stock. The shareholders of Duke Energy approved the reverse stock split at Duke Energy’s special meeting of shareholders held on August 23, 2011. All share and per share amounts presented within the Form 10-K reflect the impact of the one-for-three reverse stock split.

Progress Energy’s shareholders received 0.87083 shares of Duke Energy common stock in exchange for each share of Progress Energy common stock outstanding as of July 2, 2012. Generally, all outstanding Progress Energy equity-based compensation awards were converted into Duke Energy equity-based compensation awards using the same ratio. The merger was structured as a tax-free exchange of shares.

For additional information on the details of this transaction including regulatory conditions and accounting implications, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions of Businesses and Sales of Other Assets.”

Duke Energy Business Segments. Duke Energy conducts its operations in the following business segments, all of which are considered reportable segments under the applicable accounting rules: U.S. Franchised Electric and Gas (USFE&G), Commercial Power and International Energy. The remainder of Duke Energy’s operations are presented as Other. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these business segments in deciding how to allocate resources and evaluate performance. For additional information on each of these business segments, including financial and geographic information about each reportable business segment, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

The following sections describe the business and operations of each of Duke Energy’s reportable business segments, as well as Other. (For more information on the operating outlook of Duke Energy and its reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Introduction — Executive Overview and Economic Factors for Duke Energy’s Business.”

U.S. FRANCHISED ELECTRIC AND GAS

U.S. Franchised Electric and Gas (USFE&G) generates, transmits, distributes and sells electricity in most portions of North Carolina, northern South Carolina, central, north central and southern Indiana, west central Florida, and northern Kentucky. USFE&G also transmits, distributes and sells electricity in southwestern Ohio. Additionally, USFE&G transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Indiana, and the regulated transmission and distribution operations of Duke Energy Ohio (Duke Energy Indiana and Duke Energy Ohio are collectively referred to as Duke Energy Midwest). These electric and gas operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the Florida Public Service Commission (FPSC), the Public Utilities Commission of Ohio (PUCO), the Indiana Utility Regulatory Commission (IURC), and the Kentucky Public Service Commission (KPSC). The substantial majority of USFE&G’s operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment.

PART I

USFE&G supplies electric service to 7.2 million residential, general service and industrial customers. Its service area covers approximately 104,000 square miles with an estimated population of 22 million. USFE&G provides regulated transmission and distribution services for natural gas to 500,000 customers in southwestern Ohio and northern Kentucky. Electricity is also sold wholesale to incorporated municipalities, electric cooperative utilities and other load serving entities.

Duke Energy Carolinas’ and Progress Energy Carolinas’ service areas share a diversified economy that is driven by service, manufacturing and government related output and jobs. Sales to general service customers, which include both service and government sectors, represent approximately one third of total retail sales and the main segments include health care, education, financial services, information technology and military buildings. Sales to industrial customers represent a little less than one third of total retail sales and key sectors are textiles, chemicals, rubber and plastics, paper, food & beverage and auto manufacturing.

Progress Energy Florida’s service area has a strong base of residential customers and lower percentages of general service and industrial customers relative to the other Duke Energy utilities’ states. Sales to general service customers, which include both service and government sectors, represent approximately 40% of total retail sales; the largest service segments include tourism, heath care and agriculture. Sales to industrial customers represent only around 10% of total retail sales and main sectors include phosphate rock mining and processing, electronics design and manufacturing, and citrus and other food processing.

Duke Energy Indiana’s service area is characterized by a strong presence of manufacturing activity. Sales to industrial customers represent around 40% of total retail volumes; the larger segments within the industrial class include primary metals, transportation equipment, building materials, food & beverage and chemicals. Sales to general service customers represent approximately 30% of total retail and the largest contributors to general service sales include retail, financial, health care and education services.

Duke Energy Ohio’s service area has a diversified economy that is driven by primarily by the services sector. The contribution of manufacturing to the regional economy is lower relative to Indiana and the Carolinas’ service territories. Sales to general service customers, which include both service and government sectors, represent approximately 40% of total retail sales and the main segments include healthcare, education, real estate and rental leasing, financial & insurance services and wholesale trade services. Sales to industrial customers represent approximately one fourth of total retail sales and key industries are aerospace, primary metals, chemicals and food.

The number of residential, general service and industrial customers within the USFE&G service territory, as well as sales to these customers, is expected to increase over time. However, growth in the near-term is being hampered by the current economic conditions. While total industrial sales increased in 2012 when compared to 2011, the growth rate was modest when compared to historical periods.

Seasonality and the Impact of Weather

USFE&G’s costs and revenues are influenced by seasonal patterns. Peak sales of electricity occur during the summer and winter months, resulting in higher revenue and cash flows during those periods. By contrast, fewer sales of electricity occur during the spring and fall, allowing for scheduled plant maintenance during those periods. Peak gas sales occur during the winter months. Residential and general service customers are most impacted by weather. Industrial customers are less weather sensitive. Estimated weather impacts are based on actual current period weather compared to normal weather conditions, with normal weather conditions defined as the long-term average of actual historical weather conditions.

The estimated impact of weather on earnings is based on the number of customers, temperature variances from a normal condition and customers’ historic usage levels and patterns. The methodology used to estimate the impact of weather does not and cannot consider all variables that may impact customer response to weather conditions such as humidity and relative temperature changes. The precision of this estimate may also be impacted by applying long-term weather trends to shorter term periods.

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

Competition

Retail. USFE&G’s regulated utility businesses operate as the sole supplier of electricity within their service territories. USFE&G owns and operates all of the businesses and facilities necessary to generate, transmit and distribute electricity. Services are priced by state commission approved rates designed to include the costs of providing these services and a reasonable return on invested capital. This regulatory policy is intended to provide safe and reliable electricity at fair prices. USFE&G’s competition in the regulated electric distribution business is primarily from the on-site generation of industrial customers.

USFE&G is not aware of any enacted or proposed legislation in North Carolina, South Carolina, Florida, Kentucky or Indiana that would give its retail customers the right to choose their electricity provider or otherwise restructure or deregulate the electric industry. However, USFE&G competes with suppliers of other forms of energy in connection with their retail customers.

Although there is no pending legislation at this time, if the retail jurisdictions served by USFE&G become subject to deregulation, the recovery of “stranded costs” could become a significant consideration. Stranded costs primarily include the generation assets of USFE&G’s regulated utilities whose value in a competitive marketplace would be less than their current book value, as well as above-market purchased power commitments to qualified facilities (QFs). QFs are typically small power production facilities that generate power within a utility company’s service territory for which the utility companies are legally obligated to purchase the energy of these facilities at an avoided cost rate. Thus far, all states that have passed restructuring legislation have provided for the opportunity to recover a substantial portion of stranded costs.

USFE&G’s largest stranded cost exposure is primarily related to Progress Energy Florida’s purchased power commitments with QFs, under which it has future minimum expected capacity payments through 2025 of $3.8 billion. Progress Energy Florida was obligated to enter into these contracts under provisions of the Public Utilities Regulatory Policies Act of 1978. Progress Energy Florida continues to seek ways to address the impact of escalating payments under these contracts. However, the FPSC allows full recovery of the retail portion of the cost of power purchased from QFs. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies” for additional information related these purchased power commitments.

Wholesale. USFE&G competes with other utilities and merchant generators for bulk power sales and for sales to municipalities and cooperatives. USFE&G also competes with other utilities and marketers in the wholesale electric business. The principal factors in competing for wholesale sales are price (including fuel costs), availability of capacity and power and reliability of service. Wholesale electric prices are influenced primarily by market conditions and fuel costs.

PART I

Increased competition in the wholesale electric utility industry and the availability of transmission access could affect USFE&G’s load forecasts, plans for power supply and wholesale energy sales and related revenues. Wholesale energy sales will be impacted by the extent to which additional generation is available to sell to the wholesale market and the ability of USFE&G to attract new wholesale customers and to retain current wholesale customers.

Energy Capacity and Resources

USFE&G owns over 50,000 megawatts of generation capacity. For additional information on USFE&G’s generation facilities, see “U.S. Franchised Electric and Gas” in Item 2.“Properties.”

Energy and capacity are also supplied through contracts with other generators and purchased on the open market. Factors that could cause USFE&G to purchase power for its customers include generating plant outages, extreme weather conditions, generation reliability during the summer, growth, and price. USFE&G has interconnections and arrangements with its neighboring utilities to facilitate planning, emergency assistance, sale and purchase of capacity and energy, and reliability of power supply.

USFE&G’s generation portfolio is a balanced mix of energy resources having different operating characteristics and fuel sources designed to provide energy at the lowest possible cost to meet its obligation to serve native-load customers. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real-time basis to select and dispatch the lowest-cost resources available to meet system load requirements.

The vast majority of Duke Energy Carolinas, Progress Energy Carolinas, and Duke Energy Indiana’s customer energy needs have historically been met by large, low-energy-production-cost coal-fired and nuclear generating units that operated almost continuously (or at baseload levels). However, recent commodity pricing trends have resulted in more combined cycle gas-fired generation. The vast majority of Progress Energy Florida’s customer energy needs have historically been met by large, low-energy-production-cost nuclear, fossil steam and combined cycle gas-fired generation. However, due to the extended outage of the Crystal River Nuclear Station Unit 3 (Crystal River Unit 3) nuclear plant a portion of customer needs have been served with purchased power for the past 3 years.

CT’s and CC’s are less expensive to build and maintain than either nuclear or coal, and can be rapidly started or stopped as needed to meet changing customer loads or operated as base load units depending on commodity prices. Hydroelectric units produce low-cost energy, but their operations are limited by the availability of water flow.

USFE&G’s pumped-storage hydroelectric facilities in the Carolinas offer the added flexibility of using low-cost off-peak energy to pump water that will be stored for later generation use during times of higher-cost on-peak periods. These facilities allow USFE&G to maximize the value spreads between different high- and low-cost generation periods.

Recently Completed Generation Projects. During 2012 and 2011, USFE&G completed construction of and placed into service a total of 3,585 megawatts (MW) of new generation capacity including Cliffside Unit 6 and the Buck, Dan River, Lee and Smith combined cycle natural gas facilities. The total capital cost of this new generation capacity was $4.8 billion.

Generation Projects Currently Under Construction. The following information relates to generation projects currently under construction by USFE&G.

Edwardsport Integrated Gasification Combined Cycle (IGCC)Plant. Duke Energy Indiana has completed the construction and is conducting testing of a 618 MW Integrated Gasification Combined Cycle (IGCC) power plant at its existing Edwardsport Generating Station in Knox County, Indiana.

On December 27, 2012, the IURC approved the settlement agreement finalized in April 2012  between Duke Energy Indiana, the Office of Utility Consumer Counselor (OUCC), the Duke Energy Indiana Industrial Group and Nucor Steel Indiana, on the cost increase for the construction of the Edwardsport IGCC plant. The settlement agreement, as approved, caps costs to be reflected in customer rates at $2.595 billion, including estimated allowance for funds used during construction (AFUDC) through June 30, 2012. Duke Energy Indiana was allowed to recover AFUDC after June 30, 2012 until customer rates are revised, with such recovery decreasing to 85% on AFUDC accrued after November 30, 2012.

Duke Energy Indiana’s current cost estimate for the Edwardsport IGCC plant is approximately $3.154 billion, excluding financing costs. Through December 31, 2012, Duke Energy Indiana has recorded total pre-tax impairment and other charges of $897 million related to the Edwardsport IGCC plant. If cost estimates for the plant increase, additional charges to expense, which could be material, could occur. The Edwardsport IGCC plant is expected to be in service by mid-2013. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters” for further information.

L.V. Sutton Combined Cycle Facility. Progress Energy Carolinas is in the process of constructing an approximately 625 MW natural gas-fired generating facility at its existing L.V. Sutton Steam Station (Sutton) in New Hanover County, North Carolina. The Sutton project has an expected in-service date of December 2013. Based on updated cost estimates, total costs (including AFUDC) for the Sutton project is estimated to be approximately $600 million.

Potential New Construction. The following information relates to major generation projects currently being evaluated for construction by USFE&G.

Shearon Harris Nuclear Station Expansion. In 2006, Progress Energy Carolinas selected a site at its existing Shearon Harris Nuclear Station (Harris) to evaluate for possible future nuclear expansion. On February 19, 2008, Progress Energy Carolinas filed its combined Construction and Operating License (COL) application with the Nuclear Regulatory Commission (NRC) for two Westinghouse Electric Advanced Passive (AP) 1000 reactors at Harris, which the NRC docketed on April 17, 2008. No petitions to intervene have been admitted in the Harris COL application.

Levy Nuclear Station. On July 30, 2008, Progress Energy Florida filed its COL application with the NRC for two Westinghouse AP1000 reactors at its proposed Levy Nuclear Station (Levy), which the NRC docketed on October 6, 2008. Various parties filed a joint petition to intervene in the Levy COL application. On October 31, 2012 and November 1, 2012, the Atomic Safety and Licensing Board held an evidentiary hearing on portions of the intervention petitions.  A decision is expected in March 2013. In 2008, the FPSC granted Progress Energy Florida’s petition for an affirmative Determination of Need and related orders requesting cost recovery under Florida’s nuclear cost-recovery rule for Levy, together with the associated facilities, including transmission lines and substation facilities.

On April 30, 2012, as part of its annual nuclear cost recovery filing, Progress Energy Florida updated the Levy project schedule and cost. Due to lower-than-projected customer demand, the lingering economic slowdown, uncertainty regarding potential carbon regulation and current low natural gas prices, Progress Energy Florida has shifted the in-service date for the first Levy unit to 2024, with the second unit following 18 months later. The revised schedule is consistent with the recovery approach included in the 2012 FPSC Settlement Agreement. Although the scope and overnight cost for Levy, including land acquisition, related transmission work and other required investments, remain essentially unchanged, the shift in schedule will increase escalation and carrying costs and raise the total estimated project cost to between $19 billion and $24 billion.

PART I

Along with the FPSC’s annual prudence reviews, Progress Energy Florida will continue to evaluate the project on an ongoing basis based on certain criteria, including, but not limited to, cost; potential carbon regulation; fossil fuel prices; the benefits of fuel diversification; public, regulatory and political support; adequate financial cost-recovery mechanisms; appropriate levels of joint owner participation; customer rate impacts; project feasibility; demand side management (DSM) and energy efficiency (EE) programs; and availability and terms of capital financing. Taking into account these criteria, Levy is considered to be Progress Energy Florida’s preferred baseload generation option.

Under the terms of the 2012 FSPC Settlement Agreement, Progress Energy Florida began residential cost-recovery of its proposed Levy Nuclear Station effective in the first billing cycle of January 2013 at the fixed rates contained in the settlement and continuing for a five-year period, with true-up of any actual costs not recovered during the five year period occurring in the final year. Progress Energy Florida will not file for recovery of any new Levy costs that were not addressed in the 2012 FSPC Settlement Agreement before March 1, 2017 and will not begin recovering those costs from customers before the first billing cycle of January, 2018, unless otherwise agreed to by the parties to the agreement. This amount is intended to recover the estimated retail project costs to date plus costs necessary to obtain the COL and any engineering, procurement and construction cancellation costs, if Progress Energy Florida ultimately chooses to cancel that contract. In addition, the consumer parties will not oppose Progress Energy Florida continuing to pursue a COL for Levy. The 2012 FSPC Settlement Agreement also provides that Progress Energy Florida will treat the allocated wholesale cost of Levy (approximately $68 million) as a retail regulatory asset and include this asset as a component of rate base and amortization expense for regulatory reporting. Progress Energy Florida will have the discretion to accelerate and/or suspend such amortization in full or in part provided that it amortizes all of the regulatory asset by December 31, 2016.

William States Lee III Nuclear Station. In December 2007, Duke Energy Carolinas filed an application with the NRC, which has been docketed for review, for a combined COL for two Westinghouse AP1000 reactors for the proposed William States Lee III Nuclear Station (Lee Nuclear Station) at a site in Cherokee County, South Carolina. Each reactor is capable of producing 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. Through several separate orders, the NCUC and PSCSC have concurred with the prudency of Duke Energy incurring project development and pre-construction costs.

Potential Plant Retirements. The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (15-20 years), and options being considered to meet those needs. The IRP’s filed by the Subsidiary Registrants in 2012 and 2011 included planning assumptions to potentially retire by 2015, certain coal-fired generating facilities in North Carolina, South Carolina, Indiana and Ohio that do not have the requisite emission control equipment, primarily to meet Environmental Protection Agency (EPA) regulations that are not yet effective. Additionally, management is considering the impact pending environmental regulations might have on certain coal-fired generating facilities in Florida. These facilities total approximately 3,954 MW at eight sites. Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives, and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any assets are retired. For additional information related to potential plant retirements see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”

Fuel Supply

USFE&G relies principally on coal, natural gas and nuclear fuel for its generation of electric energy. The following table lists USFE&G’s sources of power and fuel costs for the three years ended December 31, 2012.

	Generation by Source(a)			Cost of Delivered Fuel per Net Kilowatt-hour Generated (Cents)(a)
	2012	2011	2010	2012	2011	2010
Coal(b)	46.2%	60.0%	61.5%	3.55	3.17	3.04
Nuclear(c)	36.4	37.6	36.3	0.62	0.55	0.52
Oil and gas(d)	16.6	1.4	0.9	4.03	5.89	6.77
All fuels (cost-based on weighted average)(b)	99.2	99.0	98.7	2.55	2.21	2.15
Hydroelectric(e)	0.8	1.0	1.3
Total generation(f)	100.0%	100.0%	100.0%

(a)	Statistics begin July 2, 2012 for Progress Energy Carolinas and Progress Energy Florida.
(b)	Statistics related to coal generation and all fuels reflect USFE&G’s ownership interest in jointly owned generation facilities.
(c)	Statistics related to nuclear generation and all fuels reflect USFE&G’s ownership interest in jointly owned generation facilities. (Crystal River Unit 3 has been in an outage since September 2009)
(d)

Statistics related to oil and gas generation and all fuels reflect USFE&G’s ownership interest in jointly owned generation facilities. Cost statistics include amounts for light-off fuel at USFE&G’s coal-fired stations and combined cycle (gas only).

(e)	Generating figures are net of output required to replenish pumped storage facilities during off-peak periods.
(f)	In addition, USFE&G produced approximately 10,500 megawatt-hours (MWh) in solar generation for 2012, and 5,800 MWh in 2011 and 2010; no fuel costs are attributed to this generation.

Coal. USFE&G meets its coal demand through a portfolio of long-term purchase contracts and short-term spot market purchase agreements. Large amounts of coal are purchased under long-term contracts with mining operators who mine both underground and at the surface. USFE&G uses spot-market purchases to meet coal requirements not met by long-term contracts. Expiration dates for its long-term contracts, which have various price adjustment provisions and market re-openers, range from 2013 to 2018 for the Carolinas, 2013 to 2016 for Florida, and 2013 to 2018 for Indiana. USFE&G expects to renew these contracts or enter into similar contracts with other suppliers for the quantities and quality of coal required as existing contracts expire, though prices will fluctuate over time as coal markets change. The coal purchased for the Carolinas is primarily produced from mines in Central Appalachia, Northern Appalachia and the Illinois Basin. The coal purchased for Florida is primarily produced from mines in Central Appalachia and the Illinois Basin. The coal purchased for Indiana is primarily produced in Indiana and Illinois. USFE&G has an adequate supply of coal under contract to fuel its projected 2013 operations and a significant portion of supply to fuel its projected 2014 operations. Coal inventory levels have increased during the past year due to the impact of mild winter weather and the economy on retail load and low natural gas prices which are resulting in higher combined cycle gas-fired generation. If these factors continue for an extended period of time, USFE&G could have excess levels of coal inventory.

PART I

The current average sulfur content of coal purchased by USFE&G is between 1% and 2% for the Carolinas; between 1% and 2% for Florida, and between 2% and 3% for Indiana. USFE&G’s scrubbers, in combination with the use of sulfur dioxide (SO2) emission allowances, enable USFE&G to satisfy current SO2 emission limitations for its existing facilities.

Nuclear. The industrial processes for producing nuclear generating fuel generally involve the mining and milling of uranium ore to produce uranium concentrates, the services to convert uranium concentrates to uranium hexafluoride, the services to enrich the uranium hexafluoride, and the services to fabricate the enriched uranium hexafluoride into usable fuel assemblies.

USFE&G has contracted for uranium materials and services to fuel its nuclear reactors in the Carolinas and Florida. Uranium concentrates, conversion services and enrichment services are primarily met through a diversified portfolio of long-term supply contracts. The contracts are diversified by supplier, country of origin and pricing. USFE&G staggers its contracting so that its portfolio of long-term contracts covers the majority of its fuel requirements in the near-term and decreasing portions of its fuel requirements over time thereafter. Near-term requirements not met by long-term supply contracts have been and are expected to be fulfilled with spot market purchases. Due to the technical complexities of changing suppliers of fuel fabrication services, USFE&G generally sources these services to a single domestic supplier on a plant-by-plant basis using multi-year contracts.

USFE&G has entered into fuel contracts that, based on its current need projections, cover 100% of its uranium concentrates, conversion services, and enrichment services requirements through at least 2013 and cover fabrication services requirements for these plants through at least 2018. The cost of termination of nuclear fuel procurement contracts that Progress Energy Florida has related to Crystal River Unit 3 are not expected to be material. For subsequent years, a portion of its fuel requirements are covered by long-term contracts. For future requirements not already covered under long-term contracts, USFE&G believes it will be able to renew contracts as they expire, or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services.

Gas. Oil and natural gas supply for USFE&G’s generation fleet is purchased under term and spot contracts from various suppliers. Duke Energy Carolinas and Progress Energy Carolina’s use derivative instruments to limit their exposure to price fluctuations for natural gas. Progress Energy Florida uses derivative instruments to limit its exposure to price fluctuations for natural gas, fuel oil and surcharges embedded in coal transportation agreements. USFE&G has dual-fuel generating facilities that can operate with both fuel oil and natural gas. The cost of USFE&G’s oil and natural gas is either at a fixed price or determined by market prices as reported in certain industry publications. USFE&G believes that it has access to an adequate supply of oil and gas for the reasonably foreseeable future. USFE&G’s natural gas transportation for its gas generation is purchased under term firm transportation contracts with interstate and intrastate pipelines. USFE&G may also purchase additional shorter-term transportation for its load requirements during peak periods. Many of the natural gas plants can be served by several supply zones and multiple pipelines.

Purchased Power. USFE&G purchased approximately 19.8 million MWh, 19.0 million MWh and 18.3 million MWh of its system energy requirements during 2012, 2011, and 2010, respectively, under purchase obligations and leases and had 4,500 MW of firm purchased capacity under contract during 2012. These amounts include MWh for Progress Energy Carolinas and Progress Energy Florida for all periods presented. These agreements include approximately 682 MW of firm capacity under contract by Progress Energy Florida with certain QFs. USFE&G may need to acquire additional purchased power capacity in the future to accommodate a portion of its system load needs. USFE&G believes that it can obtain adequate purchased power to meet these needs. However, during periods of high demand, the price and availability of purchased power may be significantly affected.

Gas for Retail Distribution. USFE&G is responsible for the purchase and the subsequent delivery of natural gas to native load customers in its Ohio and Kentucky service territories. USFE&G’s natural gas procurement strategy is to buy firm natural gas supplies (natural gas intended to be available at all times) and firm interstate pipeline transportation capacity during the winter season (November through March) and during the non-heating season (April through October) through a combination of firm supply and transportation capacity along with spot supply and interruptible transportation capacity. This strategy allows USFE&G to assure reliable natural gas supply for its high priority (non-curtailable) firm customers during peak winter conditions and provides USFE&G the flexibility to reduce its contract commitments if firm customers choose alternate gas suppliers under USFE&G customer choice/gas transportation programs. In 2012, firm supply purchase commitment agreements provided approximately 100% of the natural gas supply. These firm supply agreements feature two levels of gas supply, specifically (i) base load, which is a continuous supply to meet normal demand requirements, and (ii) swing load, which is gas available on a daily basis to accommodate changes in demand due primarily to changing weather conditions.

USFE&G also owns two underground caverns with a total storage capacity of 16 million gallons of liquid propane. In addition, USFE&G has access to 5.5 million gallons of liquid propane storage and product loan through a commercial services agreement with a third party. This liquid propane is used in the three propane/air peak shaving plants located in Ohio and Kentucky. Propane/air peak shaving plants vaporize the propane and mix it with natural gas to supplement the natural gas supply during peak demand periods.

Duke Energy Ohio maintains natural gas procurement-price volatility mitigation programs. These programs pre-arrange percentages of Duke Energy Ohio’s seasonal gas requirements. Duke Energy Ohio uses primarily fixed-price forward contracts and contracts with a ceiling and floor on the price. As of December 31, 2012, Duke Energy Ohio had locked in pricing for 22% of its remaining estimated winter 2012/2013 system load requirements.

Inventory

Generation of electricity is capital-intensive. USFE&G must maintain an adequate stock of fuel, materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2012, the inventory balance for USFE&G was $2,987 million. See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for additional information.

Nuclear Insurance and Decommissioning

USFE&G owns (wholly or partially) 12 nuclear reactors located at seven stations. Nuclear insurance includes: nuclear liability coverage; property, decontamination and premature decommissioning coverage; and replacement power expense coverage. The other joint owners of the jointly owned nuclear reactors reimburse USFE&G for certain expenses associated with nuclear insurance per the joint owner agreements. The Price-Anderson Act requires nuclear plant owners to provide for public nuclear liability claims resulting from nuclear incidents to the maximum total financial protection liability, which currently is $12.6 billion. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies — Nuclear Insurance,” for more information.

USFE&G has a significant future financial commitment to dispose of spent nuclear fuel and decommission and decontaminate each plant safely. The NCUC, FPSC and the PSCSC require USFE&G regulated utilities to update their cost estimates for decommissioning their nuclear plants every five years.

Duke Energy Carolinas’ most recent site-specific nuclear decommissioning cost studies were completed in 2009 and showed total estimated nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of $3 billion in 2008

PART I

dollars. This estimate includes Duke Energy Carolinas’ ownership interest in the jointly owned nuclear reactors. The other joint owners of the jointly owned nuclear reactors are responsible for decommissioning costs related to their ownership interests in the station. The balance of Duke Energy Carolinas’ external Nuclear Decommissioning Trust Funds (NDTF) was $2,354 million as of December 31, 2012 and $2,060 million as of December 31, 2011.

Progress Energy Carolinas’ most recent site-specific nuclear decommissioning cost studies were completed in 2009 and showed total estimated nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination of $3.0 billion in 2009 dollars. This estimate includes Progress Energy Carolinas’ ownership interest in the jointly owned nuclear reactors. The other joint owners of the jointly owned nuclear reactors are responsible for decommissioning costs related to their ownership interests in the station. The balance of Progress Energy Carolinas’ external NDTF was $1,259 million as of December 31, 2012 and $1,088 million as of December 31, 2011.

Progress Energy Florida’s most recent site-specific nuclear decommissioning cost studies were completed in 2008. In the Progress Energy Florida 2009 rate case, the FPSC deferred review of the 2008 nuclear decommissioning study until 2010. While Progress Energy Florida was not required to prepare a new site-specific nuclear decommissioning cost study, it was required to update its 2008 study by incorporating the most currently-available escalation rates.  This update was filed with the FPSC in December 2010. The FPSC approved this study on April 30, 2012 and showed total estimated nuclear decommissioning costs based on prompt dismantlement at the end of Crystal River Unit 3’s useful life , including the cost to decommission plant components not subject to radioactive contamination of $751 million in 2008 dollars. This estimate includes Progress Energy Florida’s ownership interest in the jointly owned nuclear reactor. The other joint owners of the jointly owned nuclear reactor are responsible for decommissioning costs related to their ownership interests in the station. With the decision in early 2013 to retire Crystal River Unit 3, as discussed below, it is anticipated that a delayed dismantlement approach to decommissioning, referred to as SAFSTOR, will be submitted to the NRC for approval. This decommissioning approach is currently utilized at a number of retired domestic nuclear power plants and is one of three generally accepted approaches to decommissioning required by the NRC. Once an updated  site specific decommissioning study is completed it will be filed with the FPSC. As part of the evaluation of repairing Crystal River Unit 3, initial estimates of the cost to decommission the plant under the SAFSTOR option were developed, including components not subject to radioactive contamination, of $989 million in 2011 dollars. The balance of the external NDTF was $629 million as of December 31, 2012 and $559 million as of December 31, 2011.

The NCUC, FPSC and the PSCSC have allowed USFE&G’s regulated utilities to recover estimated decommissioning costs through retail rates over the expected remaining service periods of their nuclear stations. USFE&G believes that the decommissioning costs being recovered through rates, when coupled with the existing fund balance and expected fund earnings, will be sufficient to provide for the cost of future decommissioning. See Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations,” for more information.

The Nuclear Waste Policy Act of 1982 (as amended) provides the framework for development by the federal government of interim storage and permanent disposal facilities for high-level radioactive waste materials. The Nuclear Waste Policy Act of 1982 promotes increased usage of interim storage of spent nuclear fuel at existing nuclear plants. USFE&G will continue to maximize the use of spent fuel storage capability within its own facilities for as long as feasible.

Under federal law, the U.S. Department of Energy (DOE) is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. Progress Energy Carolinas and Progress Energy Florida have contracts with the DOE for the future storage and disposal of our spent nuclear fuel. Delays have occurred in the DOE’s proposed permanent repository to be located at Yucca Mountain, Nevada. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” for information about complaints filed by Progress Energy Carolinas and Progress Energy Florida in the United States Court of Federal Claims against the DOE for its failure to fulfill its contractual obligation to receive spent fuel from nuclear plants. Failure to open Yucca Mountain or another facility would leave the DOE open to further claims by utilities.

Until the DOE begins to accept the spent nuclear fuel, Progress Energy Carolinas and Progress Energy Florida will continue to safely manage their spent nuclear fuel. With certain modifications and additional approvals by the NRC, including the installation and/or expansion of on-site dry cask storage facilities at Robinson Nuclear Station (Robinson), Brunswick Nuclear Station (Brunswick) and Crystal River Unit 3, the Progress Energy Carolinas and Progress Energy Florida’s spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated by their respective systems through the expiration of the operating licenses, including any license renewals, for their nuclear generating units. Harris has sufficient storage capacity in its spent fuel pools through the expiration of its renewed operating license.

Regulation

State

The NCUC, the PSCSC, the FPSC, the PUCO, the IURC and the KPSC (collectively, the state utility commissions) approve rates for retail electric service within their respective states. In addition, the PUCO and the KPSC approve rates for retail gas distribution service within their respective states. The state utility commissions, except for the PUCO, also have authority over the construction and operation of USFE&G’s generating facilities. Certificates of Public Convenience and Necessity (CPCN) issued by the state utility commissions, as applicable, authorize USFE&G to construct and operate its electric facilities, and to sell electricity to retail and wholesale customers. Prior approval from the relevant state utility commission is required for USFE&G’s regulated operating companies to issue securities. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus earn a reasonable rate of return on its invested capital, including equity.

Each of the state utility commissions allows recovery of certain costs through various cost-recovery clauses, to the extent the respective commission determines in periodic hearings that such costs, including any past over or under-recovered costs, are prudent. The clauses are in addition to approved base rates. USFE&G’s regulated utilities generally do not earn a return on the recovery of eligible operating expenses under such clauses; however, in certain jurisdictions, they may earn a return on under-recovered costs. Additionally, the commissions may authorize a return for specified investments for energy efficiency and conservation, capacity costs, environmental compliance and utility plant.

Fuel, fuel-related costs and certain purchased power costs are eligible for recovery by USFE&G’s regulated utilities. USFE&G uses coal, oil, hydroelectric, natural gas and nuclear power to generate electricity, thereby maintaining a diverse fuel mix that helps mitigate the impact of cost increases in any one fuel. Due to the associated regulatory treatment and the method allowed for recovery, changes in fuel costs from year to year have no material impact on operating results of USFE&G, unless a commission finds a portion of such costs to have been imprudent. However, delays between the expenditure for fuel costs and recovery from ratepayers can adversely impact the timing of cash flow of USFE&G. Progress Energy Florida is obligated to notify the FPSC and permitted to file for a midcourse change to the fuel factor between annual fuel hearings in the event its estimated over- or under-recovery of fuel costs meets or exceeds a threshold of ten percent of estimated total retail fuel revenues and, accordingly, has the ability to mitigate the cash flow impacts due to the timing of recovery of fuel and purchased power costs.

The following is a summary of pending retail base rate case proceedings for each of USFE&G’s regulated utilities.

PART I

Duke Energy Carolinas 2013 North Carolina Rate Case. On February 4, 2013, Duke Energy Carolinas filed an application with the NCUC for an increase in base rates of approximately $446 million, or an average 9.7% increase in revenues. The request for increase is based upon an 11.25% return on equity and a capital structure of 53% equity and 47% long-term debt. The rate increase is designed primarily to recover the cost of plant modernization, environmental compliance and the capital additions.

Duke Energy Carolinas expects revised rates, if approved, to go into effect late third quarter of 2013.

Progress Energy Carolinas 2012 North Carolina Rate Case. On October 12, 2012, Progress Energy Carolinas filed an application with the NCUC for an increase in base rates of approximately $387 million, or an average 12% increase in revenues. The request for increase is based upon an 11.25% return on equity and a capital structure of 55% equity and 45% long-term debt. The rate increase is designed primarily to recover the cost of plant modernization and other capital investments in generation, transmission and distribution systems, as well as increased expenditures for nuclear plants and personnel, vegetation management and other operating costs. The rate case includes a corresponding decrease in Progress Energy Carolinas’ energy efficiency and demand side management rider, resulting in a net requested increase of $359 million, or 11% increase in retail revenues.

On February 25, 2013, the North Carolina Public Staff filed with the NCUC a Notice of Settlement in Principle (Settlement Notice). Pursuant to the Settlement Notice between Progress Energy Carolinas and the Public Staff, the parties have agreed to a two year step-in to a total agreed upon net rate increase, with the first year providing for a $151 million, or 4.7% average increase in rates, and the second year providing for rates to be increased by an additional $31 million, or 1.0% average increase in rates.  This second year increase is a result of Progress Energy Carolinas agreeing to delay collection of financing costs on the construction work in progress for the Sutton combined cycle natural gas plant for one year.  The Settlement Notice is based upon a return on equity of 10.2% and a 53% equity component of the capital structure.

Once filed, the actual settlement agreement will be subject to approval by the NCUC. Progress Energy Carolinas expects revised rates, if approved, to go into effect June 1, 2013.

Duke Energy Ohio 2012 Electric Rate Case. On July 9, 2012, Duke Energy Ohio filed an application with the PUCO for an increase in electric distribution rates of approximately $87 million. On average, total electric rates would increase approximately 5.1% under the filing. The rate increase is designed to recover the cost of investments in projects to improve reliability for customers and upgrades to the distribution system. Pursuant to a stipulation in another case, Duke Energy Ohio will continue recovering its costs associated with grid modernization in a separate rider.

Duke Energy Ohio expects revised rates, if approved, to go into effect in the first half of 2013.

Duke Energy Ohio 2012 Natural Gas Rate Case. On July 9, 2012, Duke Energy Ohio filed an application with the PUCO for an increase in natural gas distribution rates of approximately $45 million. On average, total natural gas rates would increase approximately 6.6% under the filing. The rate increase is designed to recover the cost of upgrades to the distribution system, as well as environmental cleanup of manufactured gas plant sites. In addition to the recovery of costs associated with the manufactured gas plants, the rate request includes a proposal for an accelerated service line replacement program and a new rider to recover the associated incremental cost. The filing also requests that the PUCO renew the rider recovery of Duke Energy Ohio’s accelerated main replacement program and grid modernization program.

On January 4, 2013, the PUCO Staff filed a staff report recommending that Duke Energy Ohio only be allowed to recover costs related to manufactured gas plant (MGP) sites which are currently used and useful in the provision of natural gas distribution service. Duke Energy Ohio filed its objection to the staff report on February 4, 2013.

Duke Energy Ohio expects revised rates, if approved, to go into effect in the first half of 2013.

The following is a summary of recently resolved or settled retail base rate case proceedings for each of USFE&G’s regulated utilities.

Progress Energy Florida 2012 FPSC Settlement. On February 22, 2012, the FPSC approved a comprehensive settlement agreement among Progress Energy Florida, the Florida Office of Public Counsel and other consumer advocates. The 2012 FPSC Settlement Agreement will continue through the last billing cycle of December 2016. The agreement addresses three principal matters: (i) Progress Energy Florida’s proposed Levy Nuclear Project cost recovery, (ii) the Crystal River Unit 3 delamination prudence review then pending before the FPSC, and (iii) certain customer rate matters. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters – Rate Related Information,” for additional provisions of the 2012 settlement agreement.

Duke Energy Carolinas 2011 North Carolina Rate Case. On January 27, 2012, the NCUC approved a settlement agreement between Duke Energy Carolinas and the North Carolina Utilities Public Staff (Public Staff). The terms of the agreement include an average 7.2% increase in retail revenues, or approximately $309 million annually beginning in February 2012. The agreement includes a 10.5% return on equity and a capital structure of 53% equity and 47% long-term debt.

On March 28, 2012, the North Carolina Attorney General filed a notice of appeal with the NCUC challenging the rate of return approved in the agreement. On April 17, 2012, the NCUC denied Duke Energy Carolinas’ request to dismiss the notice of appeal. Briefs were filed on August 22, 2012 by the North Carolina Attorney General and the American Association of Retired Persons (AARP) with the North Carolina Supreme Court, which is hearing the appeal. Duke Energy Carolinas filed a motion to dismiss the appeal on August 31, 2012 and the North Carolina Attorney General filed a response to that motion on September 13, 2012. Briefs by the appellees, Duke Energy Carolinas and the Public Staff, were filed on September 21, 2012. The North Carolina Supreme Court denied Duke Energy Carolinas’ motion to dismiss on procedural grounds and set the matter for oral arguments on November 13, 2012. Duke Energy Carolinas is awaiting an order.

Duke Energy Carolinas 2011 South Carolina Rate Case. On January 25, 2012, the PSCSC approved a settlement agreement between Duke Energy Carolinas and the ORS, Wal-Mart Stores East, LP, and Sam’s East, Inc. The Commission of Public Works for the city of Spartanburg, South Carolina and the Spartanburg Sanitary Sewer District were not parties to the agreement; however, they did not object to the agreement. The terms of the agreement include an average 5.98% increase in retail and commercial revenues, or approximately $93 million annually beginning February 6, 2012. The agreement includes a 10.5% return on equity, a capital structure of 53% equity and 47% long-term debt.

Duke Energy Ohio Standard Service Offer (SSO). The PUCO approved Duke Energy Ohio’s current Electric Security Plan (ESP) on November 22, 2011. The ESP effectively separates the generation of electricity from Duke Energy Ohio’s retail load obligation and requires Duke Energy Ohio to transfer its generation assets to a nonregulated affiliate on or before December 31, 2014. The ESP includes competitive auctions for electricity supply whereby the energy price is recovered from retail customers. As a result, Duke Energy Ohio now earns retail margin on the transmission and distribution of electricity only and not on the cost of the underlying energy. New rates for Duke Energy Ohio went into effect for SSO customers on January 1, 2012. The ESP also includes a provision for a non-bypassable stability charge of $110 million per year to be collected from January 1, 2012 through December 31, 2014.

PART I

On January 18, 2012, the PUCO denied a request for rehearing of its decision on Duke Energy Ohio’s ESP filed by Columbus Southern Power and Ohio Power Company.

For more information on rate matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters — Rate Related Information.”

Federal

The FERC approves USFE&G’s cost-based rates for electric sales to certain wholesale customers, as well as sales of transmission service. Regulations of FERC and the state utility commissions govern access to regulated electric and gas customers and other data by nonregulated entities and services provided between regulated and nonregulated energy affiliates. These regulations affect the activities of nonregulated affiliates with USFE&G.

Regional Transmission Organizations (RTO). PJM Interconnection, LLC (PJM) and Midwest Independent Transmission System Operator, Inc. (MISO) are the Independent System Operators (ISO) and the FERC-approved RTOs for the regions in which Duke Energy Ohio and Duke Energy Indiana operate. PJM is the transmission provider under, and the administrator of, the PJM Open Access Transmission Tariff (PJM Tariff), operates the PJM energy, capacity and other markets, and, through central dispatch, controls the day-to-day operations of the bulk power system for the PJM region. MISO is the transmission provider under, and the administrator of, the MISO Open Access Transmission Tariff (MISO Tariff), operates the MISO energy, capacity and other markets, and, through central dispatch, controls the day-to-day operations of the bulk power system for the MISO region. Duke Energy Ohio is a member of PJM and provides regional transmission service pursuant to the PJM Tariff. Duke Energy Ohio and the other transmission owners in PJM have turned over control of their transmission facilities to PJM, and their transmission systems are currently under the dispatch control of PJM. Under the PJM Tariff, transmission service is provided on a region-wide, open-access basis using the transmission facilities of the PJM members at rates based on the costs of transmission service. Duke Energy Indiana is a member of MISO and provides regional transmission service pursuant to the MISO Tariff. Duke Energy Indiana and the other transmission owners in MISO have turned over control of their transmission facilities to MISO, and their transmission systems are currently under the dispatch control of MISO. Under the MISO Tariff, transmission service is provided on a region-wide, open-access basis using the transmission facilities of the MISO members at rates based on the costs of transmission service.

Prior to January 1, 2012, Duke Energy Ohio was a member of MISO. See Note 4 to the Consolidated Financial Statements, Regulatory Matters, for additional information related to Duke Energy Ohio’s RTO realignment from MISO to PJM.

Other

Nuclear Matters. The nuclear power industry faces uncertainties with respect to the cost and long-term availability of disposal sites for spent nuclear fuel and other radioactive waste, compliance with changing regulatory requirements, capital outlays for modifications and new plant construction, the technological and financial aspects of decommissioning plants at the end of their licensed lives, and requirements relating to nuclear insurance. Nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs, uprates and certain other modifications.

USFE&G is subject to the jurisdiction of the NRC for the design, construction and operation of its nuclear generating facilities. In 2000, the NRC renewed the operating license for Duke Energy Carolinas’ three Oconee nuclear units through 2033 for Units 1 and 2 and through 2034 for Unit 3. In 2003, the NRC renewed the operating licenses for all units at Duke Energy Carolinas’ McGuire Nuclear Station (McGuire) and Catawba Nuclear Station (Catawba). The two McGuire units are licensed through 2041 and 2043, respectively, while the two Catawba units are licensed through 2043. The NRC has renewed the operating licenses for all of Progress Energy Carolinas’ nuclear plants. The renewed operating licenses for Brunswick Unit 1 and Unit 2, Harris and Robinson expire in 2036, 2034, 2046 and 2030, respectively.

The NRC issues orders with regard to security at nuclear plants in response to new or emerging threats. The most recent orders include additional restrictions on nuclear plant access, increased security measures at nuclear facilities and closer coordination with our partners in intelligence, military, law enforcement and emergency response at the federal, state and local levels. USFE&G is in compliance with the requirements outlined in the orders through the use of additional security measures until permanent construction projects are completed in 2013. As the NRC, other governmental entities and the industry continue to consider security issues, it is possible that more extensive security plans could be required.

Crystal River Unit 3. In September 2009, Crystal River Unit 3 began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination (or separation) within the concrete at the periphery of the containment building, which resulted in an extension of the outage. After analysis, it was determined that the concrete delamination at Crystal River Unit 3 was caused by redistribution of stresses in the containment wall that occurred when an opening was created to accommodate the replacement of the unit’s steam generators. In March 2011, the work to return the plant to service was suspended after monitoring equipment identified a new delamination that occurred in a different section of the outer wall after the repair work was completed and during the late stages of retensioning the containment building. Crystal River Unit 3 has remained out of service while Progress Energy Florida conducted an engineering analysis and review of the new delamination and evaluated possible repair options.

Subsequent to March 2011, monitoring equipment has detected additional changes and further damage in the partially tensioned containment building and additional cracking or delaminations could occur.

Progress Energy Florida developed a repair plan, which would entail systematically removing and replacing concrete in substantial portions of the containment structure walls, which had a preliminary cost estimate of $900 million to $1.3 billion.

In March 2012, Duke Energy commissioned an independent review team led by Zapata Incorporated (Zapata) to review and assess the Progress Energy Florida Crystal River Unit 3 repair plan, including the repair scope, risks, costs and schedule. In its final report in late September, Zapata found that the proposed repair scope appears to be technically feasible, but there were significant risks that need to be addressed regarding the approach, construction methodology, scheduling and licensing. Zapata performed four separate analyses of the estimated project cost and schedule to repair Crystal River Unit 3, including; (i) an independent review of the proposed repair scope (without existing assumptions or data), of which Zapata estimated costs of $1.49 billion with a project duration of 35 months; (ii) a review of Progress Energy Florida’s previous bid information, which included cost estimate data from Progress Energy Florida, of which Zapata estimated costs of $1.55 billion with a project duration of 31 months; (iii) an expanded scope of work scenario, that included the Progress Energy Florida scope plus the replacement of the containment building dome and the removal and replacement of concrete in the lower building elevations, of which Zapata estimated costs of approximately $2.44 billion with a project duration of 60 months, and; (iv) a “worst case” scenario, assuming Progress Energy Florida performed the more limited scope of work, and at the conclusion of that work, additional damage occurred in the dome and in the lower elevations, which forced replacement of each, of which Zapata estimated costs of $3.43 billion with a project duration of 96 months. The principal difference between Zapata’s estimate and Progress Energy Florida’s previous estimate appears to be due to the respective levels of contingencies included by each party, including higher project risk and longer project duration. Progress Energy Florida has filed a copy of the Zapata report with the FPSC and with the NRC. The FPSC held a status conference on October 30, 2012 to discuss Duke Energy’s analysis of the Zapata report.

PART I

On February 5, 2013, following the completion of a comprehensive analysis, Duke Energy announced its intention to retire Crystal River Unit 3. Duke Energy concluded that it did not have a high degree of confidence that repair could be successfully completed and licensed within estimated costs and schedule, and that it was in the best interests of Progress Energy Florida’s customers and joint owners and Duke Energy’s investors to retire the unit. Progress Energy Florida developed initial estimates of the cost to decommission the plant during its analysis of whether to repair or retire Crystal River Unit 3. With the final decision to retire, Progress Energy Florida is working to develop a comprehensive decommissioning plan, which will evaluate various decommissioning options and costs associated with each option. The plan will determine resource needs as well as the scope, schedule and other elements of decommissioning. Progress Energy Florida intends to use a safe storage (SAFSTOR) option for decommissioning. Generally, SAFSTOR involves placing the facility into a safe storage configuration, requiring limited staffing to monitor plant conditions, until the eventual dismantling and decontamination activities occur, usually in 40 to 60 years. This decommissioning approach is currently utilized at a number of retired domestic nuclear power plants and is one of three generally accepted approaches to decommissioning required by the NRC. Once an updated site specific decommissioning study is completed it will be filed with the FPSC. As part of the evaluation of repairing Crystal River Unit 3, initial estimates of the cost to decommission the plant under the SAFSTOR option were developed which resulted in an estimate in 2011 dollars of $989 million. See Note 9 for additional information. Additional specifics about the decommissioning plan are being developed.

Progress Energy Florida maintains insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at Crystal River Unit 3 through NEIL. NEIL provides insurance coverage for repair costs for covered events, as well as the cost of replacement power of up to $490 million per event when the unit is out of service as a result of these events. Actual replacement power costs have exceeded the insurance coverage. Progress Energy Florida also maintains insurance coverage through NEIL’s accidental property damage program, which provides insurance coverage up to $2.25 billion with a $10 million deductible per claim.

Throughout the duration of the Crystal River Unit 3 outage, Progress Energy Florida worked with NEIL for recovery of applicable repair costs and associated replacement power costs. NEIL has made payments on the first delamination; however, NEIL has withheld payment of approximately $70 million of replacement power cost claims and repair cost claims related to the first delamination event. NEIL had not provided a written coverage decision for either delamination and no payments were made on the second delamination and no replacement power reimbursements were made by NEIL since May 2011. These considerations led Progress Energy Florida to conclude, in the second quarter of 2012, that it was not probable that NEIL would voluntarily pay the full coverage amounts that Progress Energy Florida believes them to owe under the applicable insurance policies. Consistent with the terms and procedures under the insurance coverage with NEIL, Progress Energy Florida agreed to non-binding mediation prior to commencing any formal dispute resolution. On February 5, 2013, Progress Energy Florida announced it and NEIL had accepted the mediator’s proposal whereby NEIL will pay Progress Energy Florida an additional $530 million. Along with the $305 million which NEIL previously paid, Progress Energy Florida will receive a total of $835 million in insurance proceeds.

As a result of the 2012 FPSC Settlement Agreement, Progress Energy Florida will be permitted to recover prudently incurred fuel and purchased power costs through its fuel clause without regard for the absence of Crystal River Unit 3 for the period from the beginning of the Crystal River Unit 3 outage through December 31, 2016.

In accordance with the terms of the 2012 FPSC Settlement Agreement, with consumer representatives and approved by the FPSC, Progress Energy Florida retained the sole discretion to retire Crystal River Unit 3. Progress Energy Florida expects that the FPSC will review the prudence of the retirement decision in Phase 2 of the Crystal River Unit 3 delamination regulatory docket. Progress Energy Florida has also asked the FPSC to review the mediated resolution of insurance claims with NEIL as part of Phase 3 of this regulatory docket. Phase 2 and Phase 3 hearings have been tentatively scheduled to begin on June 19, 2013.

 Progress Energy Florida did not begin the repair of Crystal River Unit 3 prior to December 31, 2012. Consistent with the 2012 FPSC Settlement Agreement regarding the timing of commencement of repairs, Progress Energy Florida recorded a Regulatory liability of $100 million in the third quarter of 2012 related to replacement power obligations. This amount is included within fuel used in electric generation and purchased power in Progress Energy Florida’s and Progress Energy’s Statements of Operations and Comprehensive Income for the year ended December 31, 2012. Progress Energy Florida will refund this replacement power liability on a pro rata basis based on the in-service date of up to $40 million in 2015 and $60 million in 2016. This amount is reflected as part of the purchase price allocation of the merger with Progress Energy in Duke Energy’s Consolidated Financial Statements.

Progress Energy Florida also retained sole discretion to retire the unit without challenge from the parties to the agreement. As a result, Progress Energy Florida will be allowed to recover all remaining Crystal River Unit 3 investments and to earn a return on the Crystal River Unit 3 investments set at its current authorized overall cost of capital, adjusted to reflect a return on equity set at 70 percent of the current FPSC authorized return on equity, no earlier than the first billing cycle of January 2017.

In conjunction with the decision to retire Crystal River Unit 3, Progress Energy Florida reclassified all Crystal River Unit 3 investments, including property, plant and equipment; nuclear fuel; inventory; and deferred assets to a regulatory asset account. At December 31, 2012, Progress Energy Florida had $1,637 million of net investment in Crystal River Unit 3 recorded in Regulatory assets on its Consolidated Balance Sheets. Progress Energy Florida recorded $192 million of impairment and other charges related to the wholesale portion of Crystal River Unit 3 investments, which are not covered by the 2012 FSPC Settlement Agreement, and other provisions. The significant majority of this amount is recorded in Impairment charges on Progress Energy Florida’s and Progress Energy’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2012. This amount is reflected as part of the purchase price allocation of the merger with Progress Energy in Duke Energy’s Consolidated Financial Statements.

In accordance with the 2012 FPSC Settlement Agreement, NEIL proceeds received allocable to retail customers will be applied first to replacement power costs incurred after December 31, 2012 through December 31, 2016, with the remainder used to write down the remaining Crystal River Unit 3 investments.

Progress Energy Florida believes the decision to retire Crystal River Unit 3, the actions taken and costs incurred in response to the Crystal River Unit 3 delamination have been prudent and, accordingly, considers replacement power and capital costs not recoverable through insurance to be recoverable through its fuel cost-recovery clause or base rates. Additional replacement power costs and exit cost to wind down the operations at the plant and decommission Crystal River Unit 3 could be material. Retirement of the plant could impact funding obligations associated with Progress Energy Florida’s nuclear decommissioning trust fund.

Progress Energy Florida is a party to a master participation agreement and other related agreements with the joint owners of Crystal River Unit 3 which convey certain rights and obligations on Progress Energy Florida and the joint owners. In December 2012, Progress Energy Florida reached an agreement with one group of joint owners related to all Crystal River Unit 3 matters.

Progress Energy Florida cannot predict the outcome of matters described above.

PART I

Hydroelectric Generating Facilities. All but one of USFE&G’s hydroelectric generating facilities are licensed by the FERC under Part I of the Federal Power Act. The FERC has jurisdiction to issue new hydroelectric operating licenses when the existing license expires. The 13 hydroelectric stations of the Catawba-Wateree Project are in the late stages of the FERC relicensing process. These stations continue to operate under annual extensions of the current FERC license, which expired in 2008, until the FERC issues a new license, which is currently projected to be issued by mid-2013. Relicensing is now under way for two hydroelectric stations comprising the Keowee-Toxaway Project. The current Keowee-Toxaway Project license does not expire until 2016 and the project will continue to operate under the current license until the new license is issued. The Bad Creek Project license will expire in 2028, the Gaston Shoals Project and Ninety Nine Islands Project licenses will expire in 2036 and the Queens Creek Project which will expire in 2023. All other hydroelectric stations are operating under current operating licenses, including ten hydroelectric stations in the East Fork, West Fork, Nantahala, Bryson, Mission, Franklin projects, and the Markland Project (in Indiana) for which new licenses were issued in 2010 through 2012. Duke Energy requested and the FERC approved a license surrender for the Dillsboro project. Duke Energy Carolinas has removed the Dillsboro Project dam and powerhouse as part of multi-project and multi-stakeholder agreements and Duke Energy Carolinas is continuing with stream restoration and post-removal monitoring as requested by FERC’s license surrender order.

Progress Energy Carolinas has three hydroelectric generating plants licensed by the FERC: Walters, Tillery and Blewett. Progress Energy Carolinas also owns the Marshall Plant, which has a license exemption. The total summer generating capacity for all four units is 225 MW. Progress Energy Carolinas submitted an application to relicense its Tillery and Blewett plants for 50 years and anticipates a decision by the FERC in 2013. The Walters Plant license will expire in 2034.

Other Matters. USFE&G is subject to the jurisdiction of the U.S. Environmental Protection Agency (EPA) and state and local environmental agencies. For a discussion of environmental regulation, see “Environmental Matters” in this section.

See “Other Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and other EPA regulations under development and the potential impacts such legislation and regulation could have on Duke Energy’s operations.

COMMERCIAL POWER

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation operations, excluding renewable energy generation assets, consist primarily of coal-fired and gas-fired nonregulated generation assets which are dispatched into wholesale markets. These assets are comprised of 6,825 net MW of power generation primarily located in the Midwestern U.S. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. The coal-fired generation assets were dedicated under the Duke Energy Ohio Electric Security Plan (ESP) through December 31, 2011. As discussed in the USFE&G section above, the new ESP effectively separates the generation of electricity from Duke Energy Ohio’s retail load obligation as of January 1, 2012. As a result, As a result, the energy from Duke Energy Ohio’s coal-fired generation assets no longer serve retail load customers or receive negotiated pricing under the ESP. Effective January 1, 2012, Duke Energy Ohio completed its Regional Transmission Organization (RTO) realignment to PJM and operates as a Fixed Resource Requirement (FRR) entity through May 31, 2015. As an FRR entity, Duke Energy Ohio is obligated to self supply capacity for the Duke Energy Ohio load zone. The generation assets began selling all of their electricity into wholesale markets in January 2012 and currently receive wholesale energy margins and capacity revenues from PJM at market rates. Commercial Power has economically hedged its forecasted coal-fired generation and a significant portion of its forecasted gas-fired generation for 2013. Capacity revenues are 100% contracted in PJM through May 2016.

For information on Commercial Power’s generation facilities, see “Commercial Power” in Item 2, “Properties”

Commercial Power also has a retail sales subsidiary, Duke Energy Retail Sales, LLC (Duke Energy Retail), which is certified by the PUCO as a Competitive Retail Electric Supplier (CRES) provider in Ohio. Duke Energy Retail serves retail electric and gas customers in southwest, west central and northern Ohio with energy and other energy services at competitive rates.

Through Duke Energy Generation Services, Inc. (DEGS), Commercial Power engages in the development, construction and operation of renewable energy projects. In addition, DEGS develops commercial transmission projects. Currently, DEGS has approximately 1,269 net MW of renewable generating capacity in operation as of December 31, 2012.

Rates and Regulation

Duke Energy Ohio Capacity Rider Filing. On August 29, 2012, Duke Energy Ohio filed an application with the PUCO for the establishment of a charge, pursuant to Ohio’s state compensation mechanism, for capacity provided consistent with its obligations as an FRR entity. The application included a request for deferral authority and for a new tariff to implement the charge. The deferral being sought is the difference between its costs and market-based prices for capacity. The requested tariff would implement a charge to be collected via a rider through which such deferred balances will subsequently be recovered. 24 parties moved to intervene. Hearings have been set for April 2, 2013. Duke Energy Ohio expects an order in 2013.

Other Matters. As discussed in the USFE&G section above, the PUCO approved Duke Energy Ohio’s new ESP in November 2011. In November 2011, as a result of changes resulting from the PUCO’s approval of the new ESP, Commercial Power ceased applying regulatory accounting treatment to its Ohio operations. Currently, no portion of Commercial Power applies regulatory accounting.

Commercial Power’s Ohio retail load operations’ rates were subject to approval by the PUCO through December 2011, and thus these operations, through December 31, 2011, are referred to herein as Commercial Power’s regulated operations.

For more information on rate matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters — Rate Related Information.”

Commercial Power is subject to regulation at the federal level, primarily from the FERC. Regulations of the FERC govern access to regulated electric customer and other data by nonregulated entities, and services provided between regulated and non-regulated energy affiliates. These regulations affect the activities of Commercial Power.

Commercial Power is subject to the jurisdiction of the EPA and state and local environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.)

See “Other Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and the potential impacts such legislation could have on Duke Energy’s operations.

Market Environment and Competition

PART I

Commercial Power competes for wholesale contracts for the purchase and sale of electricity, coal, natural gas and emission allowances. The market price of commodities and services, along with the quality and reliability of services provided, drive competition in the energy marketing business. Commercial Power’s main competitors include other nonregulated generators in the Midwestern U.S., wholesale power providers, coal and natural gas suppliers, and renewable energy.

Fuel Supply

Commercial Power relies on coal and natural gas for its generation of electric energy.

Coal. Commercial Power meets its coal demand through a portfolio of purchase supply contracts and spot agreements. Large amounts of coal are purchased under supply contracts with mining operators who mine both underground and at the surface. Commercial Power uses spot-market purchases to meet coal requirements not met by supply contracts. Expiration dates for its supply contracts, which have various price adjustment provisions and market re-openers, range through 2018. Commercial Power expects to renew these contracts or enter into similar contracts with other suppliers for the quantities and quality of coal required as existing contracts expire, though prices will fluctuate over time as coal markets change. The majority of Commercial Power’s coal is sourced from mines in the Northern Appalachian and Illinois basins. Commercial Power has an adequate supply of coal to fuel its projected 2013 operations. The majority of Commercial Power’s coal-fired generation is equipped with flue gas desulfurization equipment. As a result, Commercial Power is able to satisfy the current emission limitations for SO2 for existing facilities.

Gas. Commercial Power is responsible for the purchase and the subsequent delivery of natural gas to its gas turbine generators. In general Commercial Power hedges its natural gas requirements using financial contracts. Physical gas is purchased in the spot market to meet generation needs.

INTERNATIONAL ENERGY

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power, natural gas, and natural gas liquids outside the U.S. It conducts operations through DEI and its affiliates and its activities principally target power generation in Latin America. Additionally, International Energy owns a 25% interest in National Methanol Company (NMC), a large regional producer of methanol and methyl tertiary butyl ether (MTBE) located in Saudi Arabia. The investment in NMC is accounted for under the equity method of accounting. In the first quarter of 2012, Duke Energy completed the sale of International Energy’s indirect 25% ownership interest in Attiki Gas Supply, S.A (Attiki), a Greek corporation, to an existing equity owner in a series of transactions that resulted in the full discharge of the related debt obligation. See Note 13 to the Consolidated Financial Statements, “Investments in Unconsolidated Affiliates” for additional information. In 2012, International Energy acquired a 240 MW thermal plant in southern Chile.  In addition, International acquired Iberoamericana de Energía Ibener S.A., which owns and operates a 140 MW hydro complex. See Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions of Businesses and Sales of Other Assets,” for additional information.

International Energy’s customers include retail distributors, electric utilities, independent power producers, marketers and industrial/commercial companies. International Energy’s current strategy is focused on optimizing the value of its current Latin American portfolio and expanding the portfolio through investment in generation opportunities in Latin America.

International Energy owns, operates or has substantial interests in approximately 4,900 gross MW of generation facilities. For information on International Energy’s generation facilities, see “International Energy” in Item 2, “Properties.”

Competition and Regulation

International Energy’s sales and marketing of electric power and natural gas competes directly with other generators and marketers serving its market areas. Competitors are country and region-specific but include government-owned electric generating companies, local distribution companies with self-generation capability and other privately owned electric generating and marketing companies. The principal elements of competition are price and availability, terms of service, flexibility and reliability of service.

A high percentage of International Energy’s portfolio consists of baseload hydroelectric generation facilities which compete with other forms of electric generation available to International Energy’s customers and end-users, including natural gas and fuel oils. Economic activity, conservation, legislation, governmental regulations, weather, additional generation capacities and other factors affect the supply and demand for electricity in the regions served by International Energy.

Recent legislation in Brazil allowed the renewal of certain concessions that were granted prior to 1995 and due to expire in 2015 to 2017, if, among other things, the concession holders dedicated their generation capacity to the regulated market. International Energy’s concessions, which were granted after 1995, were not affected by this legislation. The change in market prices, if any, from this legislation is not expected to have a significant impact on International Energy’s earnings and cash flows because its generation capacity is highly contracted through 2016.

International Energy’s operations are subject to both country-specific and international laws and regulations. (See “Environmental Matters” in this section.)

OTHER

The remainder of Duke Energy’s operations is presented as Other. While it is not an operating segment, Other primarily includes unallocated corporate interest expense, certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly owned, captive insurance subsidiary, contributions to the Duke Energy Foundation, Duke Energy’s effective 50% interest in DukeNet Communications, LLC (DukeNet) and related telecom businesses, and Duke Energy’s effective 60% interest in Duke Energy Trading and Marketing, LLC (DETM), which management is currently in the process of winding down.

Bison’s principal activities as a captive insurance entity include the indemnification of various business risks and losses, such as property, business interruption, workers’ compensation and general liability of subsidiaries and affiliates of Duke Energy. DukeNet develops, owns and operates a fiber optic communications network, primarily in the southeast U.S., serving wireless, local and long-distance communications companies, Internet service providers and other businesses and organizations.

Regulation

Certain entities within Other are subject to the jurisdiction of state and local agencies.

GEOGRAPHIC REGIONS

PART I

For a discussion of Duke Energy’s foreign operations see “Management’s Discussion and Analysis of Results of Operations” and Note 3 to the Consolidated Financial Statements, “Business Segments.”

EMPLOYEES

On December 31, 2012, Duke Energy had 27,885 employees. A total of 5,784 operating and maintenance employees were represented by unions.

EXECUTIVE OFFICERS OF DUKE ENERGY

Lynn J. Good	53

Executive Vice President and Chief Financial Officer. Ms. Good assumed her current position in July 2009. In November 2007, Ms. Good began serving as President, Commercial Businesses. Prior to that, she served as Senior Vice President and Treasurer since December 2006; prior to that she served as Treasurer and Vice President, Financial Planning since October 2006; and prior to that she served as Vice President and Treasurer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Ms. Good served as Executive Vice President and Chief Financial Officer of Cinergy from August 2005 and Vice President, Finance and Controller of Cinergy from November 2003 to August 2005.

Dhiaa M. Jamil	56

Executive Vice President and Chief Nuclear Officer. Mr. Jamil assumed his position as Chief Nuclear Officer in February 2008. He also served as Chief Generation Officer for Duke Energy from July 2009 to June 2012. Prior to that he served as Senior Vice President, Nuclear Support, Duke Energy Carolinas, LLC since January 2007; and prior to that he served as Vice President, Catawba Nuclear Station, since July 2003.

Julia S. Janson	48

Executive Vice President, Chief Legal Officer and Corporate Secretary. Ms. Janson assumed her position as Executive Vice President, Chief Legal Officer and Corporate Secretary in December 2012.  Prior to that she had held the position of President of Duke Energy Ohio and Duke Energy Kentucky since 2008. She also held the position of Senior Vice President of Ethics and Compliance and Corporate Secretary for Duke Energy after its merger with Cinergy. Ms. Janson served as Chief Compliance Officer and Corporate Secretary for Cinergy since 2000.

Marc E. Manly	60

Executive Vice President and President, Commercial Businesses. Mr. Manly assumed the position of Executive Vice President and President, Commercial Businesses in December 2012.  Prior to that he had held the positions of Chief Legal Officer since April 2006, upon the merger of Duke Energy and Cinergy. He also held the position of Corporate Secretary from December 2008 until June 2012. Until the merger of Duke Energy and Cinergy, Mr. Manly served as Executive Vice President and Chief Legal Officer of Cinergy since November 2002.

James E. Rogers	65

Chairman, President and Chief Executive Officer. Mr. Rogers assumed the role of Chief Executive Officer and President in April 2006, upon the merger of Duke Energy and Cinergy and assumed the role of Chairman on January 2, 2007. Until the merger of Duke Energy and Cinergy, Mr. Rogers served as Chairman of the Board of Cinergy since 2000 and as Chief Executive Officer of Cinergy since 1995.

B. Keith Trent	53

Executive Vice President and Chief Operating Officer, Regulated Utilities. Mr. Trent assumed his current position in December 2012. He previously held the position of Executive Vice President, Regulated Utilities upon the merger with Progress Energy in July 2012 and prior to that, President, Commercial Businesses from July 2009 until July 2012. Prior to that he served as Group Executive and Chief Strategy, Policy and Regulatory Officer since May 2007. Prior to that he served as Group Executive and Chief Strategy and Policy Officer since October 2006 and prior to that he served as Group Executive and Chief Development Officer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Trent served as Executive Vice President, General Counsel and Secretary of Duke Energy since March 2005. Prior to that he served as General Counsel, Litigation of Duke Energy from May 2002 to March 2005.

Jennifer L. Weber	46

Executive Vice President and Chief Human Resources Officer. Ms. Weber assumed her current position in January 2011. Prior to that she served as Senior Vice President and Chief Human Resources Officer since November 2008. Prior to that she served as Senior Vice President of Human Resources at Scripps Networks Interactive from 2005 to 2008.

Lloyd M. Yates	52

Executive Vice President, Regulated Utilities. Mr. Yates assumed his position as Executive Vice President, Regulated Utilities in November 2012. Prior to that, he was named Executive Vice President, Customer Operations in July 2012, upon the merger of Duke Energy and Progress Energy. Mr. Yates served as Chief Executive Officer, Progress Energy Carolinas, Inc. from July 2007 until June 2012.

Steven K. Young	54

Vice President, Chief Accounting Officer and Controller. Mr. Young assumed the role of Chief Accounting Officer in July 2012. He assumed the role of Controller in December 2006. Prior to that he served as Vice President and Controller since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Young served as Vice President and Controller of Duke Energy since June 2005. Prior to that Mr. Young served as Senior Vice President and Chief Financial Officer of Duke Energy Carolinas from March 2003 to June 2005.

Executive officers serve until their successors are duly elected or appointed.

PART I

There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.

ENVIRONMENTAL MATTERS

The Duke Energy Registrants are subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Duke Energy is also subject to international laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental laws and regulations affecting the Duke Energy Registrants include, but are not limited to:

•          The Clean Air Act (CAA), as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone and particulate matter. Owners and/or operators of air emission sources are responsible for obtaining permits and for annual compliance and reporting.

•          The Clean Water Act which requires permits for facilities that discharge wastewaters into the environment.

•          The Comprehensive Environmental Response, Compensation and Liability Act, which can require any individual or entity that currently owns or in the past may have owned or operated a disposal site, as well as transporters or generators of hazardous substances sent to a disposal site, to share in remediation costs.

•          The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime.

•          The National Environmental Policy Act, which requires federal agencies to consider potential environmental impacts in their decisions, including siting approvals.

See “Other Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and the potential impacts such legislation could have on the Duke Energy Registrants’ operations. Additionally, other recently passed and potential future environmental laws and regulations could have a significant impact on the Duke Energy Registrants’ results of operations, cash flows or financial position. However, if and when such laws and regulations become effective, the Duke Energy Registrants will seek appropriate regulatory recovery of costs to comply within its regulated operations.

For more information on environmental matters involving the Duke Energy Registrants, including possible liability and capital costs, see Notes 4 and 5 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies—Environmental,” respectively. Except to the extent discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with current international, federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business segments and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of the Duke Energy Registrants.

Duke Energy Subsidiary Registrants

Duke Energy Carolinas

Duke Energy Carolinas generates, transmits, distributes and sells electricity in central and western North Carolina and western South Carolina. Duke Energy Carolinas is subject to the regulatory provisions of the NCUC, the PSCSC, the NRC and FERC. Duke Energy Carolinas operates one reportable business segment, Franchised Electric, which generates, transmits, distributes and sells electricity. Substantially all of Franchised Electric operations are regulated and qualify for regulatory accounting treatment. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

Duke Energy Carolinas’ service area covers approximately 24,000 square miles and supplies electric service to 2.4 million residential, commercial and industrial customers. See Item 2. “Properties” for further discussion of Duke Energy Carolinas’ generating facilities, transmission and distribution.

The remainder of Duke Energy Carolinas’ operations is presented as Other. Although it is not considered a business segment, Other primarily includes certain governance costs allocated by its parent, Duke Energy.

Progress Energy

Progress Energy, Inc. is a public utility holding company primarily engaged in the regulated electric utility business. Headquartered in Raleigh, North Carolina, it owns, directly or indirectly, all of the outstanding common stock of its utility subsidiaries, Progress Energy Carolinas and Progress Energy Florida. When discussing Progress Energy’s financial information, it necessarily includes the results of Progress Energy Carolinas and Progress Energy Florida.

Progress Energy is subject to the regulatory provisions of the NCUC, the PSCSC, the FPSC, the NRC and the FERC. Progress Energy operates in one reportable segment, Franchised Electric, which generates, transmits, distributes and sells electricity in portions of North Carolina, South Carolina and Florida. Substantially all of Franchised Electric operations are regulated and qualify for regulatory accounting treatment. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

The remainder of Progress Energy’s operations is presented as Other. Although it is not considered a business segment, Other primarily includes certain governance costs allocated by its parent, Duke Energy.

Progress Energy Carolinas

Progress Energy Carolinas is a regulated public utility founded in North Carolina in 1908 and is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina. For information about Progress Energy Carolinas’ generating plants, see Item 2, “Properties.” Progress Energy Carolinas is subject to the regulatory provisions of the NCUC, the PSCSC, the NRC and FERC. Progress Energy Carolinas operates one reportable business segment, Franchised Electric, which generates, transmits, distributes and sells electricity. Substantially all of Franchised Electric operations are regulated and qualify for regulatory accounting treatment. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

PART I

Progress Energy Carolinas’ service area covers approximately 34,000 square miles, including a substantial portion of the coastal plain of North Carolina extending from the Piedmont to the Atlantic coast between the Pamlico River and the South Carolina border, the lower Piedmont section of North Carolina, an area in western North Carolina in and around the city of Asheville and an area in the northeastern portion of South Carolina. At December 31, 2012, Progress Energy Carolinas was providing electric services to approximately 1.5 million residential, commercial and industrial customers.

The remainder of Progress Energy Carolinas’ operations is presented as Other. Although it is not considered a business segment, Other primarily includes certain governance costs allocated by its ultimate parent, Duke Energy.

Progress Energy Florida

Progress Energy Florida is a regulated public utility founded in Florida in 1899 and is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. For information about Progress Energy Florida’s generating plants, see Item 2, “Properties.” Progress Energy Florida is subject to the regulatory provisions of the FPSC, the NRC and FERC. Progress Energy Florida operates one reportable business segment, Franchised Electric, which generates, transmits, distributes and sells electricity. Substantially all of Franchised Electric operations are regulated and qualify for regulatory accounting treatment. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

Progress Energy Florida’s service area covers approximately 20,000 square miles in west-central Florida, and includes the densely populated areas around Orlando, as well as the cities of St. Petersburg and Clearwater. Progress Energy Florida is interconnected with 22 municipal and 9 rural electric cooperative systems. At December 31, 2012, Progress Energy Florida was providing electric services to approximately 1.7 million residential, commercial and industrial customers.

The remainder of Progress Energy Florida’s operations is presented as Other. Although it is not considered a business segment, Other primarily includes certain governance costs allocated by its ultimate parent, Duke Energy.

Duke Energy Ohio

Duke Energy Ohio is a wholly owned subsidiary of Cinergy, which is a wholly owned subsidiary of Duke Energy. Duke Energy Ohio is a combination electric and gas public utility that provides service in southwestern Ohio and northern Kentucky through its wholly owned subsidiary Duke Energy Kentucky, as well as electric generation in parts of Ohio, Illinois, and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries. Duke Energy Ohio is subject to the regulatory provisions of the PUCO, the KPSC and FERC.

Duke Energy Ohio Business Segments. At December 31, 2012, Duke Energy Ohio operated two business segments, both of which are considered reportable segments under the applicable accounting rules: Franchised Electric and Gas and Commercial Power. For additional information on each of these business segments, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

The following is a brief description of the nature of operations of each of Duke Energy Ohio’s reportable business segments, as well as Other.

Franchised Electric and Gas

Franchised Electric and Gas consists of Duke Energy Ohio’s regulated electric and gas transmission and distribution systems located in Ohio and Kentucky, including its regulated electric generation in Kentucky. Franchised Electric and Gas plans, constructs, operates and maintains Duke Energy Ohio’s transmission and distribution systems, which transmit and distribute electric energy to consumers in southwestern Ohio. In addition, Franchised Electric and Gas plans, constructs, operates and maintains Duke Energy Kentucky’s generation assets and transmission and distribution systems, which generate, transmit and distribute electric energy to consumers in and northern Kentucky. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. Substantially all of Franchised Electric and Gas’ operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment.

Duke Energy Ohio’s Franchised Electric and Gas service area covers 3,000 square miles and supplies electric service to 830,000 residential, commercial and industrial customers and provides regulated transmission and distribution services for natural gas to 500,000 customers. See Item 2. “Properties” for further discussion of Duke Energy Ohio’s Franchised Electric and Gas generating facilities.

Commercial Power

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power’s generation operations consists primarily of coal-fired generation assets located in Ohio and gas-fired nonregulated generation assets which are dispatched into wholesale markets and receive capacity revenues at market rates. These assets are comprised of 6,825 net MW of power generation primarily located in the Midwestern U.S. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. The coal-fired generation assets were dedicated under the Duke Energy Ohio ESP through December 31, 2011. Duke Energy Ohio’s Commercial Power reportable operating segment does not include the operations of DEGS or Duke Energy Retail, which is included in the Commercial Power reportable operating segment at Duke Energy. See Item 2. “Properties”, for further discussion of Duke Energy Ohio’s Commercial Power generating facilities.

The PUCO approved Duke Energy Ohio’s new ESP in November 2011. The ESP includes competitive auctions for electricity supply for a term of January 1, 2012 through May 31, 2015. The ESP also includes a provision for a non-bypassable stability charge of $110 million per year to be collected from 2012-2014 and requires Duke Energy Ohio to transfer its generation assets to a nonregulated affiliate on or before December 31, 2014. As a result of the new ESP, the energy from Duke Energy Ohio’s coal-fired generation assets no longer serve retail load customers or receive negotiated pricing under the ESP.

Effective January 1, 2012, Duke Energy Ohio completed its RTO realignment to PJM, and operates as an FRR entity through May 31, 2015. As an FRR entity, Duke Energy Ohio is required to self supply capacity for the Duke Energy Ohio load zone.

See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for further discussion related to regulatory filings.

In 2012, 2011, and 2010 Duke Energy Ohio earned approximately 36%, 24%, and 13%, respectively, of its consolidated operating revenues from PJM. These revenues relate to the sale of capacity and electricity from all of Duke Energy Ohio’s nonregulated generation assets in 2012 and its gas-fired nonregulated generation assets in 2011 and 2010.

PART I

Other

The remainder of Duke Energy Ohio’s operations is presented as Other. Although it is not considered a business segment, Other primarily consists of certain governance costs allocated by its ultimate parent, Duke Energy.

Duke Energy Indiana

Duke Energy Indiana, an Indiana corporation organized in 1942, is an indirect wholly owned subsidiary of Duke Energy. Duke Energy Indiana generates, transmits and distributes electricity in central, north central, and southern Indiana. Duke Energy Indiana is subject to the regulatory provisions of the IURC and FERC. Duke Energy Indiana operates one reportable business segment, Franchised Electric, which generates, transmits, distributes and sells electricity. The substantial majority of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting treatment. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

Duke Energy Indiana’s service area covers 23,000 square miles. Duke Energy Indiana supplies electric service to 790,000 residential, commercial and industrial customers. See Item 2. “Properties” for further discussion of Duke Energy Indiana’s generating facilities, transmission and distribution.

The remainder of Duke Energy Indiana’s operations is presented as Other. Although it is not considered a business segment, Other primarily includes certain governance costs allocated by its ultimate parent, Duke Energy.

PART I

ITEM 1A. RISK FACTORS

Unless otherwise indicated, the risk factors discussed below generally relate to risks associated with all of the Duke Energy Registrants. Risks identified at the Subsidiary Registrant level are generally applicable to Duke Energy.

The Duke Energy Registrants’ franchised electric revenues, earnings and results are dependent on state legislation and regulation that affect electric generation, transmission, distribution and related activities, which may limit their ability to recover costs.

The Duke Energy Registrants’ franchised electric businesses are regulated on a cost-of-service/rate-of-return basis subject to the statutes and regulatory commission rules and procedures of North Carolina, South Carolina, Florida, Ohio, Indiana and Kentucky. If the Duke Energy Registrants’ franchised electric earnings exceed the returns established by the state regulatory commissions, retail electric rates may be subject to review and possible reduction by the commissions, which may decrease the Duke Energy Registrants’ future earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, the Duke Energy Registrants’ future earnings could be negatively impacted.

If legislative and regulatory structures were to evolve in such a way that the Duke Energy Registrants’ exclusive rights to serve their franchised customers were eroded, their future earnings could be negatively impacted.

The Duke Energy Registrants’ plans for future expansion and modernization of their generation fleet subject them to risk of failure to adequately execute and manage their significant construction plans, as well as the risk of not recovering all costs or of recovering costs in an untimely manner, which could materially impact their results of operations, cash flows or financial position.

The completion of the Duke Energy Registrants’ anticipated capital investment projects in existing and new generation facilities is subject to many construction and development risks, including, but not limited to, risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards. Moreover, the Duke Energy Registrants’ ability to recover all these costs and recovering costs in a timely manner could materially impact the Duke Energy Registrants’ consolidated financial position, results of operations or cash flows.

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect the Duke Energy Registrants’ financial position, results of operations or cash flows and their utility businesses.

Increased competition resulting from deregulation or restructuring efforts, including from the Energy Policy Act of 2005, could have a significant adverse financial impact on the Duke Energy Registrants and consequently on their results of operations, financial position, or cash flows. Increased competition could also result in increased pressure to lower costs, including the cost of electricity. Retail competition and the unbundling of regulated energy and gas service could have a significant adverse financial impact on the Duke Energy Registrants due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital. The Duke Energy Registrants cannot predict the extent and timing of entry by additional competitors into the electric markets. The Duke Energy Registrants cannot predict when they will be subject to changes in legislation or regulation, nor can they predict the impact of these changes on their financial position, results of operations or cash flows.

The ability of the Duke Energy Registrants to recover significant costs resulting from severe weather events is subject to regulatory oversight, and the timing and amount of any such recovery is uncertain and may impact their financial condition, results of operations and cash flows.

The Duke Energy Registrants are subject to incurring significant costs resulting from damage sustained during severe weather events. If the Duke Energy Registrants cannot recover costs associated with future severe weather events in a timely manner, or in an amount sufficient to cover our actual costs, their financial condition, results of operations and cash flows could be materially and adversely impacted.

Energy conservation could negatively impact the Duke Energy Registrants’ financial results.

Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain dates. Additionally, technological advances driven by federal laws mandating new levels of energy efficiency in end-use electric devices or other improvements in or applications of technology could lead to declines in per capita energy consumption. To the extent conservation results in reduced energy demand or significantly slows the growth in demand, the Duke Energy Registrants’ unregulated business activities could be adversely impacted. In the Duke Energy Registrants’ regulated operations, conservation could have a negative impact depending on the regulatory treatment of the associated impacts. The Duke Energy Registrants currently have energy-efficiency riders in place to recover the cost of energy-efficiency programs in North Carolina, South Carolina, Florida, Ohio and Kentucky. Should the Duke Energy Registrants be required to invest in conservation measures that result in reduced sales from effective conservation, regulatory lag in adjusting rates for the impact of these measures could have a negative financial impact.

The Duke Energy Registrants’ businesses are subject to extensive federal regulation that will affect their operations and costs.

The Duke Energy Registrants are subject to regulation by FERC, the NRC and various other federal agencies. Regulation affects almost every aspect of the Duke Energy Registrants’ businesses, including, among other things, their ability to: take fundamental business management actions; determine the terms and rates of transmission and distribution services; make acquisitions; issue equity or debt securities; engage in transactions with other subsidiaries and affiliates; and the ability of the operating subsidiaries to pay dividends to the Duke Energy Registrants. Changes to these regulations are ongoing, and the Duke Energy Registrants cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on their businesses. However, changes in regulation (including re-regulating previously deregulated markets) can cause delays in or affect business planning and transactions and can substantially increase the Duke Energy Registrants’ costs.

The Duke Energy Registrants are subject to numerous environmental laws and regulations that require significant capital expenditures that can increase cost of operations, and which may impact or limit business plans, or cause exposure to environmental liabilities.

The Duke Energy Registrants are subject to numerous environmental laws and regulations affecting many aspects of their present and future operations, including air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require the Duke Energy Registrants to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising from contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps the Duke Energy Registrants could be required to take to ensure that their facilities are in compliance could be prohibitively expensive. As a result, the Duke Energy Registrants may be required to shut down or alter the operation of their facilities, which may cause the Duke Energy Registrants to incur losses. Further, the Duke Energy Registrants’ regulatory rate structure and their contracts with customers may not necessarily allow for the recovery of capital costs incurred to comply with new environmental regulations. Also, the Duke Energy Registrants may not be able to obtain or maintain from time to time all

PART I

required environmental regulatory approvals for their operating assets or development projects. Delays in obtaining any required environmental regulatory approvals, failure to obtain and comply with them or changes in environmental laws or regulations to more stringent compliance levels could result in additional costs of operation for existing facilities or development of new facilities being prevented, delayed or subject to additional costs. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on the Duke Energy Registrants’ financial position, results of operations or cash flows, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

The EPA has proposed new federal regulations governing the management of coal combustion by-products, including fly ash. These regulations may require the Duke Energy Registrants to make additional capital expenditures and increase operating and maintenance costs.

Other potential new environmental regulations, limiting the use of coal acquired from mountaintop removal and imposing additional requirements on water discharges associated with mountaintop removal, could increase costs of fuel and require the Duke Energy Registrants to make additional related capital expenditures. In addition, the Duke Energy Registrants are generally responsible for on-site liabilities, and in some cases off-site liabilities, associated with the environmental condition of their power generation facilities and natural gas assets acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with some acquisitions and sales of assets, the Duke Energy Registrants may obtain, or be required to provide, indemnification against some environmental liabilities. If the Duke Energy Registrants incur a material liability, or the other party to a transaction fails to meet its indemnification obligations, the Duke Energy Registrants could suffer material losses.

The Duke Energy Registrants’ sales may decrease if they are unable to gain adequate, reliable and affordable access to transmission assets.

The Duke Energy Registrants depend on transmission and distribution facilities owned and operated by utilities and other energy companies to deliver electricity sold to the wholesale market. FERC’s power transmission regulations, as well as those of Duke Energy’s international markets, require wholesale electric transmission services to be offered on an open-access, non-discriminatory basis. If transmission is disrupted, or if transmission capacity is inadequate, the Duke Energy Registrants’ ability to sell and deliver products may be hindered.

The different regional power markets have changing regulatory structures, which could affect the Duke Energy Registrants’ growth and performance in these regions. In addition, the independent system operators who oversee the transmission systems in regional power markets have imposed in the past, and may impose in the future, price limitations and other mechanisms to address volatility in the power markets. These types of price limitations and other mechanisms may adversely impact the profitability of the Duke Energy Registrants’ wholesale power marketing business.

The Duke Energy Registrants must meet credit quality standards and there is no assurance that they and their rated subsidiaries will maintain investment grade credit ratings. If the Duke Energy Registrants or their rated subsidiaries are unable to maintain investment grade credit ratings, they would be required under credit agreements to provide collateral in the form of letters of credit or cash, which may materially adversely affect their liquidity.

Each of the Duke Energy Registrants and their rated subsidiaries’ senior unsecured long-term debt is currently rated investment grade by various rating agencies. The Duke Energy Registrants cannot be sure that their senior unsecured long-term debt or that of their rated subsidiaries will be rated investment grade in the future.

If the rating agencies were to rate the Duke Energy Registrants or their rated subsidiaries below investment grade, the entities’ borrowing costs would increase, perhaps significantly. In addition, their potential pool of investors and funding sources would likely decrease. Further, if the Duke Energy Registrants’ short-term debt rating were to fall, access to the commercial paper market could be significantly limited. Any downgrade or other event negatively affecting the credit ratings of the Duke Energy Registrants’ subsidiaries could make their costs of borrowing higher or access to funding sources more limited, which in turn could increase their need to provide liquidity in the form of capital contributions or loans to such subsidiaries, thus reducing the liquidity and borrowing availability of the consolidated group. A reduction in liquidity and borrowing availability could ultimately impact the ability to indefinitely reinvest the earnings of its international operations, which could result in significant income taxes that would have a material adverse effect on Duke Energy’s results of operations.

A downgrade below investment grade could also require the Duke Energy Registrants to post additional collateral in the form of letters of credit or cash under various credit agreements and trigger termination clauses in some interest rate derivative agreements, which would require cash payments. All of these events would likely reduce the Duke Energy Registrants’ liquidity and profitability and could have a material adverse effect on their financial position, results of operations or cash flows.

The Duke Energy Registrants are exposed to credit risk of the customers and counterparties with whom they do business.

Adverse economic conditions affecting, or financial difficulties of, customers and counterparties with whom the Duke Energy Registrants do business could impair the ability of these customers and counterparties to pay for services or fulfill their contractual obligations, including loss recovery payments under insurance contracts, or cause them to delay such payments or obligations. The Duke Energy Registrants depend on these customers and counterparties to remit payments on a timely basis. Any delay or default in payment could adversely affect the Duke Energy Registrants’ cash flows, financial position or results of operations.

The Duke Energy Registrants’ operating results may fluctuate on a seasonal and quarterly basis and can be negatively affected by changes in weather conditions and severe weather.

Electric power generation is generally a seasonal business. In most parts of the U.S., and other markets in which Duke Energy operates, demand for power peaks during the warmer summer months, with market prices typically peaking at that time. In other areas, demand for power peaks during the winter. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced. As a result, in the future, the overall operating results of the Duke Energy Registrants’ businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period-to-period comparison less relevant.

Sustained severe drought conditions could impact generation by the Duke Energy Registrants’ hydroelectric plants, as well as their fossil and nuclear plant operations, as these facilities use water for cooling purposes and for the operation of environmental compliance equipment. Furthermore, destruction caused by severe weather events, such as hurricanes, tornadoes, severe thunderstorms, snow and ice storms, can result in lost operating revenues due to outages; property damage, including downed transmission and distribution lines; and additional and unexpected expenses to mitigate storm damage.

The Duke Energy Registrants are involved in numerous legal proceedings, the outcomes of which are uncertain. Adverse resolution of these matters could negatively affect the Duke Energy Registrants’ financial position, results of operations or cash flows.

The Duke Energy Registrants are subject to numerous legal proceedings, including claims for damages for bodily injuries alleged to have arisen prior to 1985 from the exposure to or use of asbestos at electric generation plants of Duke Energy Carolinas. Litigation is subject to many uncertainties and the Duke Energy Registrants cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of

PART I

some of the matters could require additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on the Duke Energy Registrants’ cash flows and results of operations. Similarly, it is reasonably possible that the terms of resolution could require the Duke Energy Registrants to change business practices and procedures, which could also have a material effect on their financial position, results of operations or cash flows.

The Duke Energy Registrants’ results of operations may be negatively affected by overall market, economic and other conditions that are beyond their control.

Sustained downturns or sluggishness in the economy generally affect the markets in which the Duke Energy Registrants operate and negatively influence energy operations. Declines in demand for energy as a result of economic downturns in the Duke Energy Registrants’ franchised electric service territories will reduce overall sales and lessen cash flows, especially as industrial customers reduce production and, therefore, consumption of electricity and gas. Although the Duke Energy Registrants’ franchised electric and gas business is subject to regulated allowable rates of return and recovery of certain costs, such as fuel under periodic adjustment clauses, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thus diminishing results of operations. Additionally, prolonged economic downturns that negatively impact the Duke Energy Registrants’ results of operations and cash flows could result in future material impairment charges being recorded to write-down the carrying value of certain assets, including goodwill, to their respective fair values.

The Duke Energy Registrants also sell electricity into the spot market or other competitive power markets on a contractual basis. With respect to such transactions, the Duke Energy Registrants are not guaranteed any rate of return on their capital investments through mandated rates, and revenues and results of operations are likely to depend, in large part, upon prevailing market prices. These market prices may fluctuate substantially over relatively short periods of time and could reduce the Duke Energy Registrants’ revenues and margins and thereby diminish their results of operations.

Factors that could impact sales volumes, generation of electricity and market prices at which the Duke Energy Registrants’ able to sell electricity are as follows:

•       weather conditions, including abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively, and periods of low rainfall that decrease the Duke Energy Registrants’ ability to operate its facilities in an economical manner;

•       supply of and demand for energy commodities;

•       transmission or transportation constraints or inefficiencies which impact the Duke Energy Registrants’ non-regulated energy operations;

•       availability of competitively priced alternative energy sources, which are preferred by some customers over electricity produced from coal, nuclear or gas plants, and of energy-efficient equipment which reduces energy demand;

•       natural gas, crude oil and refined products production levels and prices;

•       ability to procure satisfactory levels of inventory, such as coal, gas and uranium;

•       electric generation capacity surpluses which cause the Duke Energy Registrants’ non-regulated energy plants to generate and sell less electricity at lower prices and may cause some plants to become non-economical to operate; and

•       capacity and transmission service into, or out of, the Duke Energy Registrants’ markets.

Coal inventory levels have increased due to mild weather, low natural gas and power prices resulting in higher combined cycle gas-fired generation, and the economy’s overall effect on load. Continuation of these factors for an extended period of time could result in additional costs of managing the coal inventory or other costs. If these costs are not recoverable the Duke Energy Registrants’ results of operations could be negatively impacted.

Fluctuations in commodity prices or availability may adversely affect various aspects of the Duke Energy Registrants’ operations as well as their financial condition, results of operations and cash flows.

The Duke Energy Registrants are exposed to the effects of market fluctuations in the price of natural gas, coal, fuel oil, nuclear fuel, electricity and other energy-related commodities, including emission allowances, as a result of their ownership of energy-related assets. Fuel costs are recovered primarily through cost-recovery clauses, subject to the approval of state utility commissions. Additionally, the Duke Energy Registrants have hedging strategies in place to mitigate fluctuations in commodity supply prices, but to the extent that these do not cover the entire exposure to commodity price fluctuations, or their hedging procedures do not work as planned, there can be no assurances that the Duke Energy Registrants’ financial performance will not be negatively impacted by price fluctuations. Additionally, the Duke Energy Registrants are exposed to risk that counterparties will not be able to perform their obligations. Should counterparties fail to perform, the Duke Energy Registrants might be forced to replace the underlying commitment at prevailing market prices possibly resulting in losses in addition to the amounts, if any, already paid to the counterparties.

Certain of the Duke Energy Registrants hedge agreements may result in the receipt of, or posting of, derivative collateral with counterparties, depending on the daily derivative position. Fluctuations in commodity prices that lead to the return of collateral received and/or the posting of collateral with counterparties negatively impact our liquidity. Downgrades in the Duke Energy Registrants’ credit ratings could lead to additional collateral posting requirements. The Duke Energy Registrants continually monitor derivative positions in relation to market price activity.

Poor investment performance of the Duke Energy pension plan holdings and other factors impacting pension plan costs could unfavorably impact the Duke Energy Registrants’ liquidity and results of operations.

The costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. The Subsidiary Registrants participate in employee benefit plans sponsored by Duke Energy or Progress Energy. The Subsidiary Registrants are allocated their proportionate share of the cost and obligations related to these plans. Without sustained growth in the pension investments over time to increase the value of plan assets and depending upon the other factors impacting costs as listed above, Duke Energy could be required to fund its plans with significant amounts of cash. Such cash funding obligations, and the Subsidiary Registrants’ proportionate share of such cash funding obligations, could have a material impact on the Duke Energy Registrants’ financial position, results of operations or cash flows.

Potential terrorist activities or military or other actions, including cyber system attacks, could adversely affect the Duke Energy Registrants’ businesses.

The continued threat of terrorism and the impact of retaliatory military and other action by the U.S. and its allies may lead to increased political, economic and financial market instability and volatility in prices for natural gas and oil which may have material adverse affects in ways the Duke Energy

PART I

Registrants cannot predict at this time. In addition, future acts of terrorism and any possible reprisals as a consequence of action by the U.S. and its allies could be directed against companies operating in the U.S. or their international affiliates. Cyber systems, infrastructure and generation facilities such as the Duke Energy Registrants’ nuclear plants could be potential targets of terrorist activities or harmful activities by individuals or groups. The potential for terrorism has subjected the Duke Energy Registrants’ operations to increased risks and could have a material adverse effect on their businesses. In particular, the Duke Energy Registrants may experience increased capital and operating costs to implement increased security for their cyber systems and plants, including nuclear power plants under the NRC’s design basis threat requirements, such as additional physical plant security, additional security personnel or additional capability following a terrorist incident.

The insurance industry has also been disrupted by these potential events. As a result, the availability of insurance covering risks the Duke Energy Registrants and their competitors typically insure against may decrease. In addition, the insurance the Duke Energy Registrants are able to obtain may have higher deductibles, higher premiums, lower coverage limits and more restrictive policy terms.

Information security risks have generally increased in recent years as a result of the proliferation of new technologies and the increased sophistication and activities of cyber attacks. Through our smart grid and other initiatives, the Duke Energy Registrants have increasingly connected equipment and systems related to the generation, transmission and distribution of electricity to the Internet. Because of the critical nature of the infrastructure and the increased accessibility enabled through connection to the Internet, the Duke Energy Registrants may face a heightened risk of cyber attack. In the event of such an attack, the Duke Energy Registrants could have business operations disrupted, property damaged and customer information stolen; experience substantial loss of revenues, response costs and other financial loss; and be subject to increased regulation, litigation and damage to our reputation.

Additional risks and uncertainties not currently known to the Duke Energy Registrants or which they currently deem to be immaterial also may materially adversely affect the Duke Energy Registrants’ financial condition, results of operations or cash flows.

Failure to attract and retain an appropriately qualified workforce could unfavorably impact the Duke Energy Registrants’ results of operations.

Certain events, such as an aging workforce, mismatch of skill set or complement to future needs, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge base and the lengthy time required for skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate the business. If the Duke Energy Registrants are unable to successfully attract and retain an appropriately qualified workforce, their financial position or results of operations could be negatively affected.

The Duke Energy Registrants rely on access to short-term borrowings and longer-term capital markets to finance their capital requirements and support their liquidity needs. Access to those markets can be adversely affected by a number of conditions, many of which are beyond the Duke Energy Registrants’ control.

The Duke Energy Registrants’ businesses are financed to a large degree through debt and the maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from their assets. Accordingly, as a source of liquidity for capital requirements not satisfied by the cash flow from their operations and to fund investments originally financed through debt instruments with disparate maturities, Duke Energy and the Subsidiary Registrants rely on access to short-term money markets as well as longer-term capital markets and the Subsidiary Registrants also rely on access to short-term intercompany borrowings. If the Duke Energy Registrants are not able to access capital at competitive rates or at all, the ability to finance their operations and implement their strategy and business plan as scheduled could be adversely affected. An inability to access capital may limit the Duke Energy Registrants’ ability to pursue improvements or acquisitions that they may otherwise rely on for future growth.

Market disruptions may increase the Duke Energy Registrants’ cost of borrowing or adversely affect their ability to access one or more financial markets. Such disruptions could include: economic downturns; the bankruptcy of an unrelated energy company; capital market conditions generally; market prices for electricity and gas; terrorist attacks or threatened attacks on their facilities or unrelated energy companies; or the overall health of the energy industry. The availability of credit under Duke Energy’s revolving credit facilities depends upon the ability of the banks providing commitments under such facilities to provide funds when their obligations to do so arise. Systematic risk of the banking system and the financial markets could prevent a bank from meeting its obligations under the facility agreement.

Duke Energy maintains revolving credit facilities to provide back-up for a commercial paper program for variable rate demand tax-exempt bonds that may be put to the Duke Energy Registrant issuer at the option of the holder and certain letters of credit at various entities. These facilities typically include borrowing sublimits for the Subsidiary Registrants and financial covenants that limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at a particular entity could preclude Duke Energy from issuing commercial paper or the Duke Energy Registrants from issuing letters of credit or borrowing under the revolving credit facility. Additionally, failure to comply with these financial covenants could result in Duke Energy being required to immediately pay down any outstanding amounts under other revolving credit agreements.

Duke Energy’s investments and projects located outside of the United States expose it to risks related to laws of other countries, taxes, economic conditions, political conditions and policies of foreign governments. These risks may delay or reduce Duke Energy’s realization of value from its international projects.

Duke Energy currently owns and may acquire and/or dispose of material energy-related investments and projects outside the U.S. The economic, regulatory, market and political conditions in some of the countries where Duke Energy has interests or in which it may explore development, acquisition or investment opportunities could present risks related to, among others, Duke Energy’s ability to obtain financing on suitable terms, its customers’ ability to honor their obligations with respect to projects and investments, delays in construction, limitations on its ability to enforce legal rights, and interruption of business, as well as risks of war, expropriation, nationalization, renegotiation, trade sanctions or nullification of existing contracts and changes in law, regulations, market rules or tax policy.

Duke Energy’s investments and projects located outside of the United States expose it to risks related to fluctuations in currency rates. These risks, and Duke Energy’s activities to mitigate such risks, may adversely affect its cash flows and results of operations.

Duke Energy’s operations and investments outside the U.S. expose it to risks related to fluctuations in currency rates. As each local currency’s value changes relative to the U.S. dollar — Duke Energy’s principal reporting currency — the value in U.S. dollars of Duke Energy’s assets and liabilities in such locality and the cash flows generated in such locality, expressed in U.S. dollars, also change. Duke Energy’s primary foreign currency rate exposure is to the Brazilian Real.

Duke Energy selectively mitigates some risks associated with foreign currency fluctuations by, among other things, indexing contracts to the U.S. dollar and/or local inflation rates, hedging through debt denominated or issued in the foreign currency and hedging through foreign currency derivatives. These efforts, however, may not be effective and, in some cases, may expose Duke Energy to other risks that could negatively affect its cash flows and results of operations.

PART I

Duke Energy’s merger with Progress Energy may not achieve its intended results.

The merger is expected to result in various benefits, including, among other things, cost savings and operating efficiencies relating to the joint dispatch of generation and combining of fuel purchasing power. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including market conditions, risks related to Duke Energy’s businesses, and whether the business of Progress Energy is integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs; decreases in the amount of expected revenues generated by the combined company and diversion of management’s time and energy and could have an adverse effect on the combined company’s financial position, results of operations or cash flows.

Duke Energy’s and Progress Energy’s ability to fully utilize tax credits may be limited.

In accordance with the provisions of Internal Revenue Code Section 29/45K, Duke Energy and Progress Energy have generated tax credits based on the content and quantity of coal-based solid synthetic fuels produced and sold to unrelated parties. This tax credit program expired at the end of 2007. The timing of the utilization of the tax credits is dependent upon Duke Energy’s and Progress Energy’s taxable income. The timing of the utilization can also be impacted by certain substantial changes in ownership, including the merger of Duke Energy and Progress Energy. Additionally, in the normal course of business, Duke Energy’s and Progress Energy’s tax returns are audited by the IRS. If Duke Energy’s and Progress Energy’s tax credits were disallowed in whole or in part as a result of an IRS audit, there could be significant additional tax liabilities and associated interest for previously recognized tax credits, which could have a material adverse impact on Duke Energy’s and Progress Energy’s earnings and cash flows. Although Duke Energy and Progress Energy are unaware of any currently proposed legislation or new IRS regulations or interpretations impacting previously recorded synthetic fuels tax credits, the value of credits generated could be unfavorably impacted by such legislation or IRS regulations and interpretations.

Duke Energy Carolinas, Progress Energy Carolinas and Progress Energy Florida may incur substantial costs and liabilities due to their ownership and operation of nuclear generating facilities.

Ownership interest in and operation of nuclear stations by Duke Energy Carolinas, Progress Energy Carolinas and Progress Energy Florida subject them to various risks. These risks include, among other things: the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials; limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

Ownership and operation of nuclear generation facilities requires compliance with licensing and safety-related requirements imposed by the NRC. In the event of non-compliance, the NRC may increase regulatory oversight, impose fines, and/or shut down a unit, depending upon its assessment of the severity of the situation. Revised security and safety requirements promulgated by the NRC, which could be prompted by, among other things, events within or outside of Duke Energy Carolinas’, Progress Energy Carolinas’ and Progress Energy Florida’s control, such as a serious nuclear incident at a facility owned by a third-party, could necessitate substantial capital and other expenditures, as well as assessments to cover third-party losses. In addition, if a serious nuclear incident were to occur, it could have a material adverse effect on Duke Energy Carolinas’, Progress Energy Carolinas’ and Progress Energy Florida’s results of operations and financial condition.

Ownership and operation of nuclear generation facilities also requires the maintenance of funded trusts that are intended to pay for the decommissioning costs of the respective nuclear power plants. As discussed below, poor investment performance of these decommissioning trusts’ holdings and other factors impacting decommissioning costs could unfavorably impact Duke Energy Carolinas’, Progress Energy Carolinas’ and Progress Energy Florida’s liquidity and results of operations as they could be required to significantly increase their cash contributions to the decommissioning trusts.

Market performance and other changes may decrease the value of Duke Energy Carolinas’, Progress Energy Carolinas’ and Progress Energy Florida’s Nuclear Decommissioning Trust Fund (NDTF) investments, which then could require significant additional funding.

The performance of the capital markets affects the values of the assets held in trust to satisfy future obligations to decommission nuclear plants. Duke Energy Carolinas, Progress Energy Carolinas and Progress Energy Florida have significant obligations in this area and hold significant assets in these trusts. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below projected rates of return. Although a number of factors impact funding requirements, a decline in the market value of the assets may increase the funding requirements of the obligations for decommissioning nuclear plants. If Duke Energy Carolinas, Progress Energy Carolinas and Progress Energy Florida are unable to successfully manage the NDTF assets, their financial condition, results of operations and cash flows could be negatively affected.

The costs of retiring Progress Energy Florida’s Crystal River Unit 3 could prove to be more extensive than is currently identified. All costs associated with retirement of the Crystal River Unit 3 asset, including replacement power, may not be fully recoverable through the regulatory process.

Early retirement could result in continued purchases of replacement power and/or additional capital and operating costs associated with construction of replacement capacity resources to continue to service Progress Energy Florida’s customer needs. However, there is no definitive plan for new generating capacity at this time. In addition, exit costs to wind down operations and ultimately to retire and decommission the plant could exceed estimates and, if not recoverable through the regulatory process, could adversely affect Duke Energy’s, Progress Energy’s and Progress Energy Florida’s financial condition, results of operations and cash flows.

While the foregoing reflects Progress Energy Florida’s current intentions and estimates with respect to the retirement of Crystal River Unit 3, the cost of replacement power, and the degree of recoverability of these costs, are all subject to significant uncertainties. Additional developments with respect to Crystal River Unit 3, costs that are greater than anticipated and recoverability that is less than anticipated could adversely affect Duke Energy’s, Progress Energy’s and Progress Energy Florida’s financial condition, results of operations and cash flows.

Duke Energy Ohio’s and Duke Energy Indiana’s membership in a RTO presents risks that could have a material adverse effect on their results of operations, financial condition and cash flows.

The price at which Duke Energy Ohio can sell its generation capacity and energy is dependent on a number of factors, which include the overall supply and demand of generation and load, other state legislation or regulation, transmission congestion, and its business rules. As a result, the prices in day–ahead and real–time energy markets and RTO capacity markets are subject to price volatility. Administrative costs imposed by RTOs, including the cost of administering energy markets, are also subject to volatility. PJM Interconnection, LLC (PJM) conducts Reliability Pricing Model (RPM) base residual auctions for capacity on an annual planning year basis. The results of the PJM RPM base residual auction are impacted by the supply and demand of generation and load and also may be impacted by congestion and PJM rules relating to bidding for Demand Response and Energy Efficiency resources. Auction prices could fluctuate substantially over relatively short periods of time. Duke Energy Ohio cannot predict the outcome of future auctions, but if the auction prices are sustained at low levels, its results of operations, financial condition and cash flows could be adversely impacted.

PART I

The rules governing the various regional power markets may also change, which could affect Duke Energy Ohio’s and Duke Energy Indiana’s costs and/or revenues. To the degree Duke Energy Ohio and Duke Energy Indiana incur significant additional fees and increased costs to participate in an RTO, their results of operations may be impacted. Duke Energy Ohio and Duke Energy Indiana may be allocated a portion of the cost of transmission facilities built by others due to changes in RTO transmission rate design. Duke Energy Ohio and Duke Energy Indiana may be required to expand their transmission system according to decisions made by an RTO rather than their own internal planning process. While RTO transmission rates were initially designed to be revenue neutral, various proposals and proceedings currently taking place by the FERC may cause transmission rates to change from time to time. In addition, RTOs has been developing rules associated with the allocation and methodology of assigning costs associated with improved transmission reliability, reduced transmission congestion and firm transmission rights that may have a financial impact on Duke Energy Ohio and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana may also incur fees and costs to participate in RTOs.

As a members of an RTO, Duke Energy Ohio and Duke Energy Indiana are subject to certain additional risks, including those associated with the allocation among RTO members, of losses caused by unreimbursed defaults of other participants in the RTO markets and those associated with complaint cases filed against an RTO that may seek refunds of revenues previously earned by RTO members, including Duke Energy Ohio and Duke Energy Indiana.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

PART I

ITEM 2. PROPERTIES

U.S. FRANCHISED ELECTRIC AND GAS

The following table provides information related to USFE&G’s electric generation stations as of December 31, 2012. The MW displayed in the table below are based on summer capacity.

Facility	Plant Type	Primary Fuel	Location	Total MW Capacity	Owned MW Capacity	Ownership Interest
Duke Energy Carolinas:
Oconee	Nuclear	Uranium	SC	2,538	2,538	100%
Catawba(a)	Nuclear	Uranium	SC	2,258	435	19.26
Belews Creek	Fossil Steam	Coal	NC	2,220	2,220	100
McGuire	Nuclear	Uranium	NC	2,200	2,200	100
Marshall	Fossil Steam	Coal	NC	2,078	2,078	100
Cliffside	Fossil Steam	Coal	NC	1,377	1,377	100
Bad Creek	Hydro	Water	SC	1,360	1,360	100
Lincoln	Combustion Turbine	Gas / Oil	NC	1,267	1,267	100
Allen	Fossil Steam	Coal	NC	1,127	1,127	100
Rockingham	Combustion Turbine	Gas / Oil	NC	825	825	100
Jocassee	Hydro	Water	SC	780	780	100
Buck	Combined Cycle	Gas	NC	620	620	100
Dan River	Combined Cycle	Gas	NC	620	620	100
Mill Creek	Combustion Turbine	Gas / Oil	SC	596	596	100
Riverbend(j)	Fossil Steam	Coal	NC	454	454	100
Lee	Fossil Steam	Coal	SC	370	370	100
Cowans Ford	Hydro	Water	NC	325	325	100
Buck(j)	Fossil Steam	Coal	NC	256	256	100
Keowee	Hydro	Water	SC	152	152	100
Lee	Combustion Turbine	Gas / Oil	SC	82	82	100
Distributed generation	Renewable	Solar	NC	8	8	100
Other small hydro (26 plants)	Hydro	Water	NC / SC	660	660	100
Total Duke Energy Carolinas				22,173	20,350
Progress Energy Carolinas:
Roxboro(b)	Fossil Steam	Coal	NC	2,417	2,327	96.28%
Brunswick(b)	Nuclear	Uranium	NC	1,870	1,527	81.66
Smith	Combined Cycle	Gas / Oil	NC	1,084	1,084	100
H.F. Lee	Combined Cycle	Gas	NC	920	920	100
Harris(b)	Nuclear	Uranium	NC	900	754	83.83
Wayne County	Combustion Turbine	Gas / Oil	NC	863	863	100
Smith	Combustion Turbine	Gas / Oil	NC	820	820	100
Darlington	Combustion Turbine	Gas / Oil	SC	790	790	100
Mayo(b)	Fossil Steam	Coal	NC	727	609	83.83
Robinson	Nuclear	Uranium	SC	724	724	100
Sutton(j)	Fossil Steam	Coal	NC	575	575	100
Asheville	Fossil Steam	Coal	NC	376	376	100
Asheville	Combustion Turbine	Gas / Oil	NC	324	324	100
Weatherspoon	Combustion Turbine	Gas / Oil	NC	131	131	100
Walters	Hydro	Water	NC	112	112	100
Tillery	Hydro	Water	NC	87	87	100
Sutton	Combustion Turbine	Gas / Oil	NC	61	61	100
Blewett	Combustion Turbine	Oil	NC	52	52	100
Cape Fear	Combustion Turbine	Oil	NC	35	35	100
Blewett	Hydro	Water	NC	22	22	100
Robinson	Combustion Turbine	Gas / Oil	SC	11	11	100
Marshall	Hydro	Water	NC	4	4	100
Total Progress Energy Carolinas				12,905	12,208
Progress Energy Florida:
Crystal River	Fossil Steam	Coal	FL	2,295	2,295	100%
Hines	Combined Cycle	Gas / Oil	FL	1,912	1,912	100
Bartow	Combined Cycle	Gas / Oil	FL	1,133	1,133	100
Anclote	Fossil Steam	Gas / Oil	FL	1,011	1,011	100
Intercession City(c)	Combustion Turbine	Gas / Oil	FL	982	982	(c)
Crystal River Unit 3(d)	Nuclear	Uranium	FL	860	789	91.78
DeBary	Combustion Turbine	Gas / Oil	FL	638	638	100
Tiger Bay	Combined Cycle	Gas	FL	205	205	100
Bartow	Combustion Turbine	Gas / Oil	FL	177	177	100
Bayboro	Combustion Turbine	Oil	FL	174	174	100
Suwannee River	Combustion Turbine	Gas / Oil	FL	155	155	100
Turner	Combustion Turbine	Oil	FL	137	137	100
Suwannee River	Fossil Steam	Gas / Oil	FL	129	129	100
Higgins	Combustion Turbine	Gas / Oil	FL	105	105	100
Avon Park	Combustion Turbine	Gas / Oil	FL	48	48	100
University of Florida Cogeneration	Combustion Turbine	Gas	FL	46	46	100
Rio Pinar	Combustion Turbine	Oil	FL	12	12	100
Total Progress Energy Florida				10,019	9,948
Duke Energy Ohio:
East Bend(e)	Fossil Steam	Coal	KY	600	414	69%
Woodsdale	Combustion Turbine	Gas / Propane	OH	462	462	100
Miami Fort (Unit 6)	Fossil Steam	Coal	OH	163	163	100
Total Duke Energy Ohio				1,225	1,039
Duke Energy Indiana:
Gibson(f)	Fossil Steam	Coal	IN	3,132	2,822	90.1%
Cayuga(g)	Fossil Steam	Coal / Oil	IN	1,005	1,005	100
Wabash River(h)	Fossil Steam	Coal / Oil	IN	676	676	100
Madison	Combustion Turbine	Gas	OH	576	576	100
Vermillion(i)	Combustion Turbine	Gas	IN	568	355	62.5
Wheatland	Combustion Turbine	Gas	IN	460	460	100
Noblesville	Combined Cycle	Gas	IN	285	285	100
Gallagher	Fossil Steam	Coal	IN	280	280	100
Henry County	Combustion Turbine	Gas	IN	129	129	100
Cayuga	Combustion Turbine	Gas / Oil	IN	99	99	100
Connersville	Combustion Turbine	Oil	IN	86	86	100
Miami Wabash	Combustion Turbine	Oil	IN	80	80	100
Markland	Hydro	Water	IN	45	45	100
Total Duke Energy Indiana				7,421	6,898
Total USFE&G				53,743	50,443

Totals by plant type:
Nuclear				11,350	8,967
Fossil Steam				21,268	20,564
Combined Cycle				6,779	6,779
Combustion Turbine				10,791	10,578
Hydro				3,547	3,547
Renewable				8	8
Total USFE&G				53,743	50,443

(a)

This generation facility is jointly owned by Duke Energy Carolinas, along with North Carolina Municipal Power Agency Number 1, North Carolina Electric Membership Corporation and Piedmont Municipal Power Agency.

(b)						This generation facility is jointly owned by Progress Energy Carolinas and the North Carolina Eastern Municipal Power Agency.
(c)

Progress Energy Florida owns and operates Intercession City Station Units 1-10 and 12-14. Unit 11 is jointly owned by Progress Energy Florida and Georgia Power Company. Georgia Power Company has the exclusive right to the output of this unit during the months of June through September. Progress Energy Florida has the exclusive right to the output of this unit for the remainder of the year.

(d)

Due to the extended outage at the Crystal River Unit 3 nuclear generating unit that began in September 2009 and the related delaminations, no nuclear power was generated in 2012, 2011 or 2010.  This generation facility is owned by Progress Energy Florida and various municipal electric companies.  In February 2013, Duke Energy announced the retirement of Crystal River Unit 3.

(e)						This generation facility is jointly owned by Duke Energy Ohio and a subsidiary of The AES Corporation.
(f)

Duke Energy Indiana owns and operates Gibson Station Units 1-4 and owns 50.05% of Unit 5, but is the operator. Unit 5 is jointly owned by Duke Energy Indiana, Wabash Valley Power Association, Inc. and Indiana Municipal Power Agency.

(g)						Includes Cayuga Internal Combustion (IC).
(h) Includes Wabash River IC.
(i)						This generation facility is jointly owned by Duke Energy Indiana and the Wabash Valley Power Association.
(j)						Duke Energy has announced plans to retire these plants in 2013.

PART I

The following table provides information related to USFE&G's electric transmission and distribution properties as of December 31, 2012.

	Duke Energy Carolinas	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana	Total USFE&G
Electric transmission lines:
Miles of 525 KV	600	300	200	-	-	1,100
Miles of 345 KV	-	-	-	1,000	700	1,700
Miles of 230 KV	2,600	3,300	1,700	-	700	8,300
Miles of 100 to 161 KV	6,800	2,600	1,000	700	1,400	12,500
Miles of 13 to 69 KV	3,100	-	2,200	800	2,500	8,600
Total conductor miles of electric transmission lines	13,100	6,200	5,100	2,500	5,300	32,200
Electric distribution lines:
Miles of overhead lines	66,700	44,600	52,000	14,000	22,600	199,900
Miles of underground line	35,000	22,400	18,700	5,600	8,300	90,000
Total conductor miles of electric distribution lines	101,700	67,000	70,700	19,600	30,900	289,900
Number of electric transmission and distribution substations	1,500	500	500	300	500	3,300
Miles of gas mains	-	-	-	7,200	-	7,200
Miles of gas service lines	-	-	-	6,000	-	6,000

Substantially all of USFE&G’s electric plant in service is mortgaged under indentures relating to Duke Energy Carolinas’, Progress
Energy Carolinas', Progress Energy Florida's, Duke Energy Ohio’s and Duke Energy Indiana’s various series of First Mortgage Bonds.

COMMERCIAL POWER

The following table provides information related to Commercial Power’s electric generation stations as of December 31, 2012. The
MW displayed in the table below are based on summer capacity."

Facility	Plant Type	Primary Fuel	Location	Total MW Capacity	Owned MW Capacity	Ownership Interest
Duke Energy Ohio:
Stuart(a)(b)(c)	Fossil Steam	Coal	OH	2,308	900	39%
Zimmer(a)(c)	Fossil Steam	Coal	OH	1,300	605	46.5
Hanging Rock	Combined Cycle	Gas	OH	1,226	1,226	100
Beckjord(a)(c)	Fossil Steam	Coal	OH	1,024	765	74.7
Miami Fort (Units 7 and 8)(a)(c)	Fossil Steam	Coal	OH	1,000	640	64
Conesville(a)(b)(c)	Fossil Steam	Coal	OH	780	312	40
Washington	Combined Cycle	Gas	OH	617	617	100
Fayette	Combined Cycle	Gas	PA	614	614	100
Killen(a)(b)(c)	Fossil Steam	Coal	OH	600	198	33
Lee	Combustion Turbine	Gas	IL	568	568	100
Beckjord(c)	Combustion Turbine	Oil	OH	188	188	100
Dick's Creek(c)	Combustion Turbine	Gas	OH	136	136	100
Miami Fort(c)	Combustion Turbine	Oil	OH	56	56	100
Total Duke Energy Ohio				10,417	6,825
Duke Energy Renewables:
Los Vientos Windpower II	Renewable	Wind	TX	202	202	100%
Los Vientos Windpower I	Renewable	Wind	TX	200	200	100
Top of the World	Renewable	Wind	WY	200	200	100
Notrees	Renewable	Wind	TX	153	153	100
Campbell Hill	Renewable	Wind	WY	99	99	100
North Allegheny	Renewable	Wind	PA	70	70	100
Laurel Hill Wind Energy	Renewable	Wind	PA	69	69	100
Ocotillo	Renewable	Wind	TX	59	59	100
Kit Carson	Renewable	Wind	CO	51	51	100
Silver Sage	Renewable	Wind	WY	42	42	100
Happy Jack	Renewable	Wind	WY	29	29	100
Shirley	Renewable	Wind	WI	20	20	100
Bagdad	Renewable	Solar	AZ	15	15	100
Washington White Post	Renewable	Solar	NC	12	12	100
TX Solar	Renewable	Solar	TX	14	14	100
Black Mountain	Renewable	Solar	AZ	9	9	100
Other small solar	Renewable	Solar	Various	25	25	100
Total Duke Energy Renewables				1,269	1,269
Total Commercial Power				11,686	8,094

Totals by plant type:
Fossil Steam				7,012	3,420
Combined Cycle				2,457	2,457
Combustion Turbine				948	948
Renewable				1,269	1,269
Total Commercial Power				11,686	8,094

(a)						These generation facilities are jointly owned by Duke Energy Ohio and subsidiaries of American Electric Power Company, Inc. and/or The AES Corporation.
(b)						Station is not operated by Duke Energy Ohio.
(c)						These generation facilities were dedicated under the ESP through December 31, 2011.

In addition to the above facilities, Commercial Power owns an equity interest in the 585 MW capacity Sweetwater wind projects located in Texas, the 299 MW capacity DS Cornerstone wind projects located in Kansas and the 13 MW capacity INDU Solar Holding JV. Commercial Power's share in these projects in 440 MW.

PART I

INTERNATIONAL ENERGY

The following table provides additional information related to International Energy’s electric generation stations as of December 31,
2012. The MW displayed in the table below are based on summer capacity.

Facility	Primary Fuel	Location	Total MW Capacity	Owned MW Capacity	Ownership Interest
Paranapanema(a)	Water	Brazil	2,258	2,073	92%
Egenor	Water / Diesel	Peru	622	622	100
Cerros Colorados	Water / Gas	Argentina	576	524	91
DEI Chile	Water / Diesel / Gas	Chile	380	380	100
DEI El Salvador	Oil / Diesel	El Salvador	328	296	90
DEI Guatemala	Oil / Diesel / Coal	Guatemala	356	356	100
Electroquil	Diesel	Ecuador	192	163	85
Aguaytia	Gas	Peru	170	170	100
Total International Energy			4,882	4,584

(a)					Includes Canoas I and II, which is jointly owned by Duke Energy and Companhia Brasileira de Aluminio, as well as Duke Energy's wholly owned Palmeiras small hydro plant.

International Energy also owns a 25% equity interest in NMC. In 2012, NMC produced approximately 900,000 metric tons of methanol and in excess of 1 million metric tons of MTBE. Approximately 40% of methanol is normally used in the MTBE production.

OTHER

Duke Energy owns approximately 5.2 million square feet and leases 2.9 million square feet of corporate, regional and district office space spread throughout its service territories and in Houston, Texas.

PART I

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies — Litigation” and “Commitments and Contingencies — Environmental.”

Brazilian Regulatory Citations. In September 2007, the State Environmental Agency of Parana (IAP) assessed seven fines against Duke Energy International Geracao Paranapenema S.A. (DEIGP), totaling $15 million for failure to comply with reforestation measures allegedly required by state regulations in Brazil. On January 14, 2010, DEIGP received a notice that one of the fines was subsequently increased, on grounds that DEIGP is an alleged repeat offender; however, in 2012 the decision to increase the amount of that fine was reversed. DEIGP filed administrative appeals with respect to all the fines. Between 2009 and 2012, four of the fines, in the total amount of $9 million, were judged to be valid in the administrative courts. DEIGP challenged those administrative rulings in the Brazilian state courts, by filing judicial actions for annulment and also requested that its payment obligations be enjoined pending resolution on the merits. In one of the four cases, the court granted DEIGP’s request for injunction, and subsequently ruled on the merits in favor of DEIGP. The plaintiff filed an appeal. In two of the four cases, the court granted DEIGP’s request for injunction, and a decision on the merit is pending. In the fourth case, DEIGP’s request for injunction was denied; however, DEIGP was granted permission to deposit the total amount of the fine in the court registry and to suspend entry of the debt in the state tax liability roster.

Additionally, DEIGP was assessed three environmental fines by the Brazilian federal environmental enforcement agency, Brazil Institute of Environment and Renewable Natural Resources (IBAMA), totaling approximately $1 million for improper maintenance of existing reforested areas. DEIGP believes that it has properly maintained all reforested areas and has challenged these assessments.

ITEM 4. MINE SAFETY DISCLOSURES

This is not applicable for any of the Duke Energy Registrants.

PART I

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Duke Energy's common stock is listed for trading on the New York Stock Exchange (NYSE) (ticker symbol DUK). As of February 25,
2013, there were approximately 189,580 common stockholders of record.

Common Stock Data by Quarter
	2012			2011
		Stock Price Range(a)			Stock Price Range(a)
	Dividends Declared Per Share(b)	High	Low	Dividends Declared Per Share(b)	High	Low
First Quarter	$0.750	$66.33	$62.01	$0.735	$55.44	$52.08
Second Quarter(c)	1.515	70.20	60.57	1.485	58.50	53.85
Third Quarter	-	69.87	63.03	-	60.63	50.61
Fourth Quarter	0.765	65.90	59.63	0.75	66.36	57.51

(a)	Stock prices represent the intra-day high and low stock price.
(b)

On July 2, 2012, immediately prior to the close of the merger with Progress Energy, Duke Energy executed a one-for-three reverse stock split. All per share amounts included in the above table are presented as if the one-for-three reverse stock split had been effective at the beginning of the earliest period presented.

(c)	Dividends in June 2012 increased from $0.75 per share to $0.765 per share and dividends in June 2011 increased from $0.735 per share to $0.75 per share.

Duke Energy expects to continue its policy of paying regular cash dividends; however, there is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, and financial condition, and are subject to declaration by the Board of Directors.

Duke Energy’s operating subsidiaries have certain restrictions on their ability to transfer funds in the form of dividends or loans to Duke Energy. See “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding these restrictions and their impacts on Duke Energy’s liquidity.

Securities Authorized for Issuance Under Equity Compensation Plans

Duke Energy will provide information that is responsive to this Item 5 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and possibly elsewhere therein. That information is incorporated in this Item 5 by reference.

Issuer Purchases of Equity Securities for Fourth Quarter of 2012

There were no repurchases of equity securities during the fourth quarter of 2012.

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns of Duke Energy Corporation common stock, as compared with the Standard & Poor’s (S&P) 500 Stock Index and the Philadelphia Utility Index for the 5-year period 2007 through 2012.

This performance graph assumes an initial investment of $100 invested on December 31, 2007, in Duke Energy common stock, in the S&P 500 Stock Index and in the Philadelphia Utility Index and that all dividends are reinvested.

PART I

NYSE CEO Certification

Duke Energy has filed the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2012.

PART II

ITEM 6. SELECTED FINANCIAL DATA

(in millions, except per-share amounts)	2012	2011	2010	2009	2008
Statement of Operations(a)
Total operating revenues	$19,624	$14,529	$14,272	$12,731	$13,207
Operating income	3,126	2,777	2,461	2,249	2,511
Income from continuing operations	1,746	1,713	1,320	1,073	1,275
Net income	1,782	1,714	1,323	1,085	1,358
Net income attributable to Duke Energy Corporation	$1,768	$1,706	$1,320	$1,075	$1,362

Common Stock Data
Income from continuing operations attributable to Duke Energy Corporation common shareholders(b)
Basic	$3.01	$3.83	$2.99	$2.46	$3.03
Diluted	3.01	3.83	2.99	2.46	3.03
Net income attributable to Duke Energy Corporation common shareholders(b)
Basic	$3.07	$3.83	$3.00	$2.49	$3.23
Diluted	3.07	3.83	3.00	2.49	3.22
Dividends declared per share(b)	3.03	2.97	2.91	2.82	2.70

Balance Sheet
Total assets	$113,856	$62,526	$59,090	$57,040	$53,077
Long-term debt including capital leases, VIEs and redeemable preferred stock of subsidiaries, less current maturities	36,444	18,679	17,935	16,113	13,250

(a)

Significant transactions reflected in the results above include: (i) the 2012 merger with Progress Energy and (ii) 2012 and 2011 pre-tax impairment and other charges related to the Edwardsport IGCC project (see Note 4 to the Consolidated Financial Statements, "Regulatory Matters"); and (iii) 2010 impairment of goodwill and other assets (see Note 12 to the Consolidated Financial Statements, "Goodwill, Intangible Assets and Impairments").

(b)

On July 2, 2012, immediately prior to the merger with Progress Energy, Duke Energy executed a one-for-three reverse stock split. All share and earnings per share amounts are presented as if the one-for-three reverse stock split had been effective at the beginning of the earliest period presented.

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.), as well as certain non-GAAP financial measures such as adjusted earnings and adjusted earnings per share, discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy, Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio and Duke Energy Indiana. However, none of the registrants makes any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself.

DUKE ENERGY

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) primarily through its wholly owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (Progress Energy Carolinas), Florida Power Corporation d/b/a Progress Energy Florida, Inc. (Progress Energy Florida), Duke Energy Ohio, Inc. (Duke Energy Ohio), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in Latin America through International Energy.

When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants, Duke Energy Carolinas, Progress Energy, Inc. (Progress Energy), Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.

On July 2, 2012, Duke Energy merged with Progress Energy, with Duke Energy continuing as the surviving corporation, and Progress Energy becoming a wholly owned subsidiary of Duke Energy. Progress Energy Carolinas and Progress Energy Florida, Progress Energy’s regulated utility subsidiaries, are now indirect wholly owned subsidiaries of Duke Energy. Duke Energy’s consolidated financial statements include Progress Energy, Progress Energy Carolinas and Progress Energy Florida activity from July 2, 2012, forward.

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2012, 2011, and 2010.

EXECUTIVE OVERVIEW

Merger with Progress Energy

On July 2, 2012, Duke Energy completed the merger contemplated by the Agreement and Plan of Merger (Merger Agreement), among Diamond Acquisition Corporation, a North Carolina corporation and Duke Energy’s wholly owned subsidiary (Merger Sub) and Progress Energy, Inc. (Progress Energy), a North Carolina corporation engaged in the regulated utility business of generation, transmission and distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. As a result of the merger, Merger Sub was merged into Progress Energy and Progress Energy became a wholly owned subsidiary of Duke Energy.

The merger between Duke Energy and Progress Energy provides increased scale and diversity with potentially enhanced access to capital over the long term and a greater ability to undertake the significant construction programs necessary to respond to increasing environmental regulation, plant retirements and customer demand growth. Duke Energy’s business risk profile is expected to improve over time due to the increased proportion of the business that is regulated. Additionally, cost savings, efficiencies and other benefits are expected from the combined operations.

Immediately preceding the merger, Duke Energy completed a one-for-three reverse stock split with respect to the issued and outstanding shares of Duke Energy common stock. The shareholders of Duke Energy approved the reverse stock split at Duke Energy’s special meeting of shareholders held on August 23, 2011. All share and per share amounts presented herein reflect the impact of the one-for-three reverse stock split.

Progress Energy’s shareholders received 0.87083 shares of Duke Energy common stock in exchange for each share of Progress Energy common stock outstanding as of July 2, 2012. Generally, all outstanding Progress Energy equity-based compensation awards were converted into Duke Energy equity-based compensation awards using the same ratio. The merger was structured as a tax-free exchange of shares.

For additional information on the details of this transaction including regulatory conditions and accounting implications, see Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions of Businesses and Sales of Other Assets.”

2012 Financial Results

The following table summarizes adjusted earnings and net income attributable to Duke Energy for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012		2011		2010
(in millions, except per share amounts)	Amount	Per diluted share	Amount	Per diluted share	Amount	Per diluted share
Adjusted earnings(a)	$2,483	$4.32	$1,943	$4.38	$1,882	$4.29
Net income attributable to Duke Energy	$1,768	$3.07	$1,706	$3.83	$1,320	$3.00

(a)	See Results of Operations below for Duke Energy’s definition of adjusted earnings as well as a reconciliation of this non-GAAP financial measure to net income attributable to Duke Energy.

PART II

Adjusted earnings increased from 2011 to 2012 primarily due to the inclusion of Progress Energy results beginning in July 2012, and the impact of the 2011 Duke Energy Carolinas rate cases. Adjusted earnings increased from 2010 to 2011 primarily due to earnings attributable to Duke Energy’s ongoing modernization program and increased results at International Energy net of less favorable weather and higher operating expenses.

Net income for the year ended December 31, 2012 includes pretax impairment and other charges of $628 million related to the Edwardsport integrated gasification combined cycle (IGCC) project and costs to achieve the Progress Energy merger of $636 million. Net income for the year ended December 31, 2011 includes pretax impairment charges of $222 million related to the Edwardsport IGCC project and $79 million to write down the carrying value of excess emission allowances held by Commercial Power to fair value. Net income for the year ended December 31, 2010 was impacted by goodwill and other impairment charges of $660 million, primarily related to the nonregulated generation operations in the Midwest and gains on the sale of assets of $248M related to the sale of Q-Comm and the sale of a 50 percent interest in DukeNet.

See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of financial results for each of Duke Energy’s reportable business segments, as well as Other.

2012 Areas of Focus and Accomplishments

In 2012, Duke Energy was focused on managing regulatory approvals related to the merger with Progress Energy, completing its remaining major capital projects and obtaining constructive regulatory outcomes.

Regulatory Approvals Related to the Merger with Progress Energy. In June 2012, the FERC and NCUC conditionally approved Duke Energy’s merger with Progress Energy. On July 2, 2012, Duke Energy successfully closed the merger with Progress Energy. See Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions of Businesses and Sales of Other Assets” for further discussion related to the merger with Progress Energy.

Completion and Placing in Service of Major Capital Projects. In 2012, U.S. Franchised Electric and Gas (USFE&G) made significant progress toward advancing its fleet modernization program. Duke Energy Carolinas has invested approximately $3.5 billion through 2012 in three key generation fleet modernization projects with approximately 2,065 megawatts (MW) of capacity. In 2012, Duke Energy Carolinas placed its 620 MW Dan River combined cycle natural gas-fired generation facility and its 825 MW coal-fired Cliffside Unit 6 in service, completing its portion of the fleet modernization program.

 Progress Energy Carolinas has invested approximately $1.7 billion through 2012 in three key generation fleet modernization projects with approximately 2,140 megawatts (MW) of capacity. In 2012, Progress Energy Carolinas placed in service the second of these projects, the 920 MW Lee combined cycle natural gas-fired generation facility, and continued to construct the 625 MW combined cycle natural gas-fired generation Sutton facility, which is 64% complete at December 31, 2012. The Sutton project is scheduled to be placed in service in 2013.

Duke Energy Indiana has invested approximately $3.4 billion through 2012 in its generation fleet modernization project, the 618 MW Edwardsport IGCC plant, which is 99% complete at December 31, 2012. In 2012, Duke Energy Indiana experienced cost pressures and regulatory scrutiny related to the Edwardsport IGCC project. As a result, Duke Energy Indiana recorded additional pre-tax impairment and other charges of approximately $628 million. This project is scheduled to be placed in service during 2013. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters” for further discussion of the Edwardsport IGCC project.

In 2012, Commercial Power completed five new wind farms and three solar farms, totaling approximately 800 MW, of which 150 MW were contributed to a joint venture with Sumitomo Corporation of America.

Obtaining Constructive Regulatory Outcomes. In 2012, Duke Energy successfully filed three rate cases in North Carolina and Ohio, including Progress Energy Carolinas’ first request for a base rate increase in 25 years.

In the fourth quarter of 2012, Duke Energy reached a settlement agreement with the NCUC, the North Carolina Public Staff and the North Carolina Department of Justice (NCDOJ) regarding the NCUC’s and NCDOJ’s investigations into the post-merger CEO change. The settlement agreements resolve all matters related to the NCUC and NCDOJ investigations.

On December 27, 2012, the Indiana Utility Regulatory Commission (IURC) approved a settlement agreement finalized in April 2012, between Duke Energy Indiana, the OUCC, the Duke Energy Indiana Industrial Group and Nucor Steel-Indiana, on the cost increase for the construction of the project. The settlement agreement, as approved, caps costs to be reflected in customer rates at $2.595 billion, including estimated financing costs through June 30, 2012.

2013 Objectives

Duke Energy will focus on obtaining constructive regulatory outcomes related to its pending and planned rate cases, achieving intended savings and efficiencies from its merger with Progress Energy, successfully managing the Crystal River Unit 3 retirement and related regulatory proceedings, completing the remaining major capital projects in its fleet modernization program and optimizing nuclear fleet performance.

Obtaining Constructive Regulatory Outcomes. The significant majority of Duke Energy’s future earnings are anticipated to be contributed from USFE&G, which consists of Duke Energy’s regulated businesses. Duke Energy has several ongoing rate cases and other regulatory proceedings in North Carolina, Ohio and Indiana. Later in 2013, Duke Energy Carolinas and Progress Energy Carolinas will file additional rate cases in South Carolina. Duke Energy expects resolution of these cases in 2013 or early 2014. These planned rates cases are needed to recover investments in Duke Energy’s ongoing infrastructure modernization projects and operating costs. Planning for and obtaining favorable outcomes from these regulatory proceedings are key factors in achieving Duke Energy’s long-term growth assumptions.

Achieving Intended Merger Cost Savings and Efficiencies. Duke Energy is taking a disciplined and systematic approach to merger integration work. Duke Energy is on track to achieve intended savings and efficiencies. In addition, through the efficient joint dispatch of the Duke Energy Carolinas and Progress Energy Carolinas generation fleets, Duke Energy is ahead of schedule in achieving fuels savings for customers in the Carolinas, achieving $52 million in fuel costs during the first six months following the merger. These savings are passed to customers.

Management of Crystal River Unit 3 Retirement. On February 5, 2013, following the completion of a comprehensive analysis, Duke Energy announced its intention to retire Crystal River Unit 3. Duke Energy concluded that it did not have a high degree of confidence that repair could be successfully completed and licensed within estimated costs and schedule, and that was in the best interests of Progress Energy Florida’s customers and joint owners and Duke Energy’s investors to retire the unit. Progress Energy Florida developed initial estimates of the cost to decommission the plant during its analysis of whether to repair or retire Crystal River Unit 3. With the final decision to retire, Progress Energy Florida is working to develop a comprehensive decommissioning plan, which will evaluate various decommissioning options and costs associated with each option. The plan will determine resource needs as well as the scope, schedule and other elements of decommissioning. Progress Energy Florida intends to use a safe

PART II

storage (SAFSTOR) option for decommissioning. Generally, SAFSTOR involves placing the facility into a safe storage configuration, requiring limited staffing to monitor plant conditions, until the eventual dismantling and decontamination activities occur, usually in 40 to 60 years. This decommissioning approach is currently utilized at a number of retired domestic nuclear power plants and is one of three generally accepted approaches to decommissioning required by the NRC. Additional specifics about the decommissioning plan are being developed. Also on February 5, 2013, Progress Energy Florida announced it and NEIL had accepted the mediator’s proposal whereby NEIL will pay Progress Energy Florida an additional $530 million. Along with the $305 million which NEIL previously paid, Progress Energy Florida will receive a total of $835 million in insurance proceeds. Progress Energy Florida expects that the FPSC will review the prudence of the retirement decision in Phase 2 of the Crystal River Unit 3 delamination regulatory docket. Progress Energy Florida has also asked the FPSC to review the mediated resolution of insurance claims with NEIL as part of Phase 3 of this regulatory docket. Phase 2 and Phase 3 hearings have been tentatively scheduled to begin on June 19, 2013.

Completing Remaining Major Capital Projects. Duke Energy anticipates total capital expenditures of $5.9 billion to $6.3 billion in 2013. Approximately $1.7 billion of these expenditures are related to expansion and growth projects, including but not limited to, the Edwardsport IGCC plant and the Sutton combined cycle facility. Following the completion of the Sutton and Edwardsport facilities in 2013, the major components of Duke Energy’s fleet modernization program will be complete. The fleet modernization program will permit Duke Energy to retire up to 6,800 MW of older, less-efficient coal-fired units by 2015, with approximately 3,800 MW retired by the end of 2013.

Optimizing Nuclear Fleet Performance. In 2012, Duke Energy’s nuclear fleet achieved a capacity factor over 90 percent, excluding Crystal River Unit 3. Duke Energy will continue to leverage best practices across the nuclear fleet to maintain and improve the performance of the fleet. To meet this goal, targeted investments to increase overall fleet performance and to meet the NRC’s Fukushima-related requirements totaling $825 million are planned over the next three years.

Economic Factors for Duke Energy’s Business

The historical and future trends of Duke Energy’s operating results have been and will be affected in varying degrees by a number of factors, including those discussed below. Duke Energy’s revenues depend on customer usage, which varies with weather conditions and behavior patterns, general business conditions and the cost of energy services. Various regulatory agencies approve the prices for electric service within their respective jurisdictions and affect Duke Energy’s ability to recover its costs from customers.

Declines in demand for electricity as a result of economic downturns reduce overall electricity sales and have the potential to lessen Duke Energy’s cash flows, especially if retail customers reduce consumption of electricity. A weakening economy could also impact Duke Energy’s customers’ ability to pay, causing increased delinquencies, slowing collections and leading to higher than normal levels of accounts receivables, bad debts and financing requirements. A portion of USFE&G’s business risk is mitigated by its regulated allowable rates of return and recovery of fuel costs under fuel adjustment clauses.

If negative market conditions should persist over time and estimated cash flows over the lives of Duke Energy’s individual assets, including goodwill, do not exceed the carrying value of those individual assets, asset impairments may occur in the future under existing accounting rules and diminish results of operations. A change in management’s intent about the use of individual assets (held for use versus held for sale) could also result in impairments or losses. Duke Energy evaluates the carrying amount of its recorded goodwill for impairment on an annual basis as of August 31 and performs interim impairment tests if a triggering event occurs that indicates it is not more likely than not that the fair value of a reporting unit is less than its carrying value. For further information on key assumptions that impact Duke Energy’s goodwill impairment assessments, see “Critical Accounting Policy for Goodwill Impairment Assessments” and Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments.”

Duke Energy’s goals for 2013 and beyond could also be substantially at risk due to the regulation of its businesses. Duke Energy’s businesses in the U.S. are subject to regulation on the federal and state level. Regulations, applicable to the electric power industry, have a significant impact on the nature of the businesses and the manner in which they operate. USFE&G has four outstanding rate cases and plans to initiate two additional rate cases in 2013. New legislation and changes to regulations are ongoing, including anticipated carbon legislation, and Duke Energy cannot predict the future course of changes in the regulatory or political environment or the ultimate effect that any such future changes will have on its business.

Duke Energy’s earnings are impacted by fluctuations in commodity prices. Exposure to commodity prices generates higher earnings volatility in the unregulated businesses. To mitigate these risks, Duke Energy enters into derivative instruments to effectively hedge some, but not all, known exposures.

Additionally, Duke Energy’s investments and projects located outside of the U.S. expose Duke Energy to risks related to laws of other countries, taxes, economic conditions, fluctuations in currency rates, political conditions and policies of foreign governments. Changes in these factors are difficult to predict and may impact Duke Energy’s future results.

Duke Energy also relies on access to both short-term money markets and longer-term capital markets as a source of liquidity for capital requirements not met by cash flow from operations. An inability to access capital at competitive rates or at all could adversely affect Duke Energy’s ability to implement its strategy. Market disruptions or a downgrade of Duke Energy’s credit rating may increase its cost of borrowing or adversely affect its ability to access one or more sources of liquidity. For further information related to management’s assessment of Duke Energy’s risk factors, see Item 1A, “Risk Factors.”

RESULTS OF OPERATIONS

In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis.

Management evaluates financial performance in part based on the non-GAAP financial measure, Adjusted earnings and Adjusted diluted earnings per share (EPS), which is measured as income from continuing operations after deducting income attributable to noncontrolling interests, adjusted for the dollar and per share impact of special items and the mark-to-market impacts of economic hedges in the Commercial Power segment. Special items represent certain charges and credits, which management believes will not be recurring on a regular basis, although it is reasonably possible such charges and credits could recur. Mark-to-market adjustments reflect the mark-to-market impact of derivative contracts, which is recognized in GAAP earnings immediately as such derivative contracts do not qualify for hedge accounting or regulatory accounting treatment, used in Duke Energy’s hedging of a portion of economic value of its generation assets in the Commercial Power segment. The economic value of the generation assets is subject to fluctuations in fair value due to market price volatility of the input and output commodities (e.g., coal, power) and, as such, the economic hedging involves both purchases and sales of those input and output commodities related to the generation assets. Because the operations of the generation assets are accounted for under the accrual method, management believes that excluding the impact of mark-to-market changes of the economic hedge contracts from operating earnings until settlement better matches the financial impacts of the hedge contract with the portion of economic value of the underlying hedged asset. Management believes that the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses this non-GAAP financial measure for planning and forecasting and for reporting results to the Board of Directors, employees, shareholders, analysts and

PART II

investors concerning Duke Energy’s financial performance. The most directly comparable GAAP measure for Adjusted earnings and Adjusted diluted EPS is Net Income and Diluted EPS attributable to Duke Energy common shareholders, which includes the dollar and per share impact of special items, the mark-to-market impacts of economic hedges in the Commercial Power segment and discontinued operations.

Overview

The following table reconciles Adjusted earnings to Net income attributable to Duke Energy and Adjusted diluted EPS to Diluted EPS attributable to Duke Energy (amounts are net of tax):

	Years Ended December 31,
	2012		2011		2010
(in millions, except per share amounts)	Amount	Per diluted share	Amount	Per diluted share	Amount	Per diluted share
Adjusted earnings	$2,483	$4.32	$1,943	$4.38	$1,882	$4.29
Edwardsport charges	(402)	(0.70)	(135)	(0.30)	-	-
Costs to achieve mergers and acquisitions	(397)	(0.70)	(51)	(0.12)	(17)	(0.04)
Economic hedges (mark-to-market)	(6)	(0.01)	(1)	(0.01)	21	0.04
Democratic National Convention host committee support	(6)	(0.01)	-	-	-	-
Employee severance and office consolidation	60	0.11	-	-	(105)	(0.24)
Emission allowance impairment	-	-	(51)	(0.12)	-	-
Goodwill and other asset impairments	-	-	-	-	(602)	(1.37)
Litigation reserves	-	-	-	-	(16)	(0.04)
Asset sales	-	-	-	-	154	0.35
Income from discontinued operations	36	0.06	1	-	3	0.01
Net income attributable to Duke Energy	$1,768	$3.07	$1,706	$3.83	$1,320	$3.00

The variance in adjusted earnings for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to:

•       The inclusion of Progress Energy results beginning in July 2012; and

•       Increased retail pricing and riders primarily resulting from the implementation of revised rates in North Carolina and South Carolina.

Partially offset by

•       Unfavorable weather in 2012 compared to 2011;

•       Higher depreciation and amortization expense;

•       Lower nonregulated Midwest coal generation results; and

•       Incremental shares issued to complete the Progress Energy merger (impacts per share diluted amounts only).

The variance in adjusted earnings for the year ended December 31, 2011, compared to the year ended December 31, 2010, was primarily due to:

•       Increased earnings associated with major construction projects at USFE&G;

•       Effect of 2010 Duke Energy Foundation funding;

•       Increased results in Brazil due to higher average contract prices;

•       Increased earnings from National Methanol Company (NMC);

•       Lower corporate governance costs;

•       Increased results in Peru due to additional capacity revenues and an arbitration award; and

•       Increased results in Central America due to higher average prices and volumes.

Partially offset by

•       Less favorable weather in 2011 compared to 2010 at USFE&G;

•       Increased operation and maintenance costs at USFE&G; and

•       Lower volumes as a result of customer switching in Ohio, net of retention by Duke Energy Retail Sales, LLC (Duke Energy Retail) at Commercial Power.

Segment Results

In 2012, management began evaluating segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Consolidated Financial Statements. In conjunction with management’s use of the new reporting measure, certain governance costs that were previously unallocated have now been allocated to each of the segments. In addition, direct interest expense and income taxes are included in segment income. Prior year financial information has been recast to conform to the current year presentation. None of these changes impacts the reportable operating segments or the Duke Energy Registrants’ previously reported consolidated revenues, net income or EPS.

Management also uses adjusted segment income as a measure of historical and anticipated future segment and Other performance. Adjusted segment income is a Non-GAAP financial measure, as it is based upon segment income adjusted for special items and the mark-to-market impact of economic hedges in the Commercial Power segment. Management believes that the presentation of adjusted segment income provides useful information to investors, as it provides them with an additional relevant comparison of a segment’s performance across periods.

The most directly comparable GAAP measure for adjusted segment income is reported segment income, which represents segment income from continuing operations, including any special items and the mark-to-market impact of economic hedges in the Commercial Power segment.

See Note 3 to the Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

Duke Energy’s segment income and adjusted segment income may not be comparable to similarly titled measures of another company because other entities may not calculate segment income or adjusted segment income in the same manner. The following tables reconcile adjusted segment income to segment income, and detailed discussions follow.

PART II

	Year Ended December 31, 2012
(in millions, except per share amounts)	USFE&G	Commercial Power	International Energy	Total Reportable Segments	Other	Duke Energy
Adjusted segment income	$2,086	$93	$439	$2,618	$(135)	$2,483
Edwardsport impairment and other charges	(402)	-	-	(402)	-	(402)
Costs to achieve mergers and acquisitions	-	-	-	-	(397)	(397)
Mark-to-market impact of economic hedges	-	(6)	-	(6)	-	(6)
Democratic National Convention Host Committee support	-	-	-	-	(6)	(6)
Employee severance and office consolidation	60	-	-	60	-	60
Segment income	$1,744	$87	$439	$2,270	$(538)	$1,732
Income from discontinued operations						$36
Net income attributable to Duke Energy						$1,768

	Year Ended December 31, 2011
(in millions, except per share amounts)	USFE&G	Commercial Power	International Energy	Total Reportable Segments	Other	Duke Energy
Adjusted segment income	$1,316	$186	$466	$1,968	$(25)	$1,943
Edwardsport impairment and other charges	(135)	-	-	(135)	-	(135)
Emission allowance impairment	-	(51)	-	(51)	-	(51)
Costs to achieve mergers and acquisitions	-	-	-	-	(51)	(51)
Mark-to-market impact of economic hedges	-	(1)	-	(1)	-	(1)
Segment income	$1,181	$134	$466	$1,781	$(76)	$1,705
Income from discontinued operations						$1
Net income attributable to Duke Energy						$1,706

	Year Ended December 31, 2010
(in millions, except per share amounts)	USFE&G	Commercial Power	International Energy	Total Reportable Segments	Other	Duke Energy
Adjusted segment income	$1,380	$254	$305	$1,939	$(57)	$1,882
Goodwill and other asset impairments	-	(602)	-	(602)	-	(602)
Employee severance and office consolidation	-	-	-	-	(105)	(105)
Costs to achieve mergers and acquisitions	-	-	-	-	(17)	(17)
Litigation reserves	-	-	-	-	(16)	(16)
Mark-to-market impact of economic hedges	-	21	-	21	-	21
Assets sales	-	-	-	-	154	154
Segment income	$1,380	$(327)	$305	$1,358	$(41)	$1,317
Income from discontinued operations						$3
Net income attributable to Duke Energy						$1,320

The remaining information presented through this discussion of results of operations is presented on a GAAP basis.

U.S. Franchised Electric and Gas

U.S. Franchised Electric and Gas includes the regulated operations of Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio and Duke Energy Indiana.

	Years Ended December 31,
(in millions)	2012	2011	Variance 2012 vs. 2011	2010	Variance 2011 vs. 2010
Operating revenues	$16,080	$10,619	$5,461	$10,597	$22
Operating expenses	12,943	8,473	4,470	8,144	329
Gains on sales of other assets and other, net	15	2	13	5	(3)
Operating income	3,152	2,148	1,004	2,458	(310)
Other income and expense, net	341	274	67	278	(4)
Interest expense	806	568	238	569	(1)
Income before income taxes	2,687	1,854	833	2,167	(313)
Income tax expense	941	673	268	787	(114)
Less: Income attributable to noncontrolling interest	2	-	2	-	-
Segment income	$1,744	$1,181	$563	$1,380	$(199)

Duke Energy Carolinas' GWh sales(a)(b)	81,362	82,127	(765)	85,441	(3,314)
Progress Energy Carolinas' GWh sales(a)(c)(d)	58,390	56,223	2,167	59,702	(3,479)
Progress Energy Florida GWh sales(a)(e)	38,443	39,578	(1,135)	43,240	(3,662)
Duke Energy Ohio GWh sales(a)	24,344	24,923	(579)	25,519	(596)
Duke Energy Indiana GWh sales(a)	33,577	33,181	396	34,899	(1,718)
Total USFE&G GWh sales	236,116	236,032	84	248,801	(12,769)
Net proportional MW capacity in operation(f)	49,654	27,397		26,869

(a)	Gigawatt-hours (GWh).
(b)

Includes 421 GWh sales associated with interim firm power sale agreements (Interim FERC Mitigation) entered into as part of FERC's approval of the merger with Progress Energy, which are not included in the operating results in the table above, for the year ended December 31, 2012. See Note 2 to the Consolidated Financial Statements, "Acquisitions, Dispositions and Sales of Other Assets," for a discussion of the Interim FERC Mitigation.

(c)

Includes 577 GWh sales associated with the Interim FERC Mitigation, which are not included in the operating results in the table above, for year ended December 31, 2012. See Note 2 to the Consolidated Financial Statements, "Acquisitions, Dispositions and Sales of Other Assets," for a discussion of the Interim FERC Mitigation.

(d)

All of Progress Energy Carolinas' GWh sales for the years ended December 31, 2011 and December 31, 2010, and 26,634 GWh sales for the year ended December 31, 2012, occurred prior to the merger between Duke Energy and Progress Energy.

(e)

All of Progress Energy Florida's GWh sales for the years ended December 31, 2011 and December 31, 2010, and 18,348 GWh sales for the year ended December 31, 2012, occurred prior to the merger between Duke Energy and Progress Energy.

(f)	Megawatt (MW).

PART II

Year  Ended December 31, 2012 as Compared to December 31, 2011

Operating revenues. The variance was driven primarily by:

•       A $4,918 million increase in operating revenues due to the inclusion of Progress Energy operating revenues beginning in July 2012,

•       A $352 million net increase in retail pricing and rate riders primarily due to revised retail rates resulting from the 2011 North Carolina and South Carolina rate cases implemented in the first quarter of 2012, and revenues recognized for energy efficiency programs, and

•       A $293 million increase in fuel revenues (including emission allowances) driven primarily by higher revenues in Ohio for purchases of power as a result of the new Ohio ESP, higher fuel rates for electric retail customers in all jurisdictions, and higher revenues for purchases of power in Indiana and the Carolinas, partially offset by decreased demand from electric retail customers in 2012 mainly due to unfavorable weather conditions, and lower demand and fuel rates in Ohio and Kentucky from natural gas retail customers . Fuel revenues represent sales to retail and wholesale customers.

Partially offsetting these increases was:

•       A $155 million decrease in electric and gas sales (net of fuel) to retail customers due to unfavorable weather conditions in 2012 compared to 2011. For the Carolinas, weather statistics for cooling degree days in 2012 were less favorable compared to 2011, while cooling degree days in the Ohio and Indiana were favorable in 2012 compared to the same period in 2011. For the Carolinas, Ohio and Indiana, weather statistics for heating degree days in 2012 were unfavorable compared to 2011.

Operating expenses. The increase was driven primarily by:

•       A $3,845 million increase in operating expenses due to the inclusion of Progress Energy operating expenses beginning in July 2012,

•       A $378 million increase due to an additional impairment and other charges related to the Edwardsport IGCC plant that is currently under construction. See Note 4 to the Consolidated Financial Statements, "Regulatory Matters," for additional information,

•       A $277 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to higher purchases of power in Ohio as a result of the new Ohio ESP, higher volumes of natural gas used in electric generation, higher coal prices, higher purchased power costs in Indiana and the Carolinas, partially offset by lower volume of coal used in electric generation resulting from unfavorable weather conditions and lower coal-fired generation due to low natural gas prices, lower prices for natural gas used in electric generation, and lower gas volumes and prices to full-service retail gas customers, and

•       A $105 million increase in depreciation and amortization primarily due to increases in depreciation as a result of additional plant in service and amortization of regulatory assets.

Partially offsetting these increases was:

•    A $99 million decrease in operating and maintenance expense primarily due to the establishment of regulatory assets in the first quarter of 2012, pursuant to regulatory orders, for future recovery of certain employee severance costs related to the 2010 voluntary severance plan and other costs, and lower storm costs, partially offset by increased costs associated with the energy efficiency programs.

Other income and expense, net. The variance was driven primarily by the inclusion of Progress Energy other income and expenses beginning in July 2012.

Interest expense. The variance was primarily driven by the inclusion of Progress Energy interest expense beginning in July 2012.

Income tax expense. The variance is primarily due to an increase in pretax income. The effective tax rate for the years ended December 31, 2012 and 2011 was 35.0% and 36.3%, respectively.

PART II

Segment income.  The variance resulted primarily from the inclusion of Progress Energy results beginning in July 2012, higher net retail pricing and rate riders and decreased operating and maintenance expenses. These positive impacts were partially offset by the additional impairment and other charges related to the Edwardsport IGCC plant, unfavorable weather, and increased depreciation and amortization.

Year Ended December 31, 2011 as Compared to December 31, 2010

Operating revenues. The variance was driven primarily by:

•       A $230 million increase in rate riders and retail rates primarily due to the 2011 implementation of the North Carolina construction work in progress (CWIP) rider, the save-a-watt (SAW) and demand side management programs, and the rider for the Edwardsport IGCC plant,

•       A $22 million increase in fuel revenues (including emission allowances) driven primarily by higher fuel rates for electric retail customers in all jurisdictions, and higher purchased power costs in Indiana, partially offset by decreased demand from electric retail customers in 2011 compared to the same period in 2010 mainly due to less favorable weather conditions, lower demand and fuel rates in Ohio and Kentucky from natural gas retail customers. Fuel revenues represent sales to retail and wholesale customers, and

•       An $18 million net increase in wholesale power revenues, net of sharing, primarily due to additional volumes and charges for capacity for customers served under long-term contracts.

Partially offsetting these increases was:

•       A $244 million decrease in GWh and thousand cubic feet (Mcf) sales to retail customers due to less favorable weather conditions in 2011 compared to the same period in 2010. For the Carolinas, Ohio and Indiana, weather statistics for both heating degree days and cooling degree days in 2011 were unfavorable compared to 2010. The year 2010 had the most cooling degree days on record and December 2010 tied with December 1963 for the coldest December on record in the Duke Energy Carolinas’ service area (dating back to 1961).

Operating expenses. The variance was driven primarily by:

•       A $204 million increase due to impairment charges, which primarily relate to an additional impairment charge related to the Edwardsport IGCC plant that is currently under construction. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information, and

•       A $110 million increase in operating and maintenance expenses primarily due to higher non-outage costs at nuclear and fossil generation stations, higher storm costs, increased scheduled outage costs at nuclear generation stations, and increased costs related to the implementation of the SAW program, partially offset by a 2010 litigation settlement.

Income tax expense.  The income tax variance increase is primarily due to an increase in pretax income. The effective tax rate for each of the years ended December 31, 2011 and 2010 was 36.3%.

Segment income. As discussed above, the variance resulted primarily from less favorable weather, impairment charges, higher operating and maintenance expenses, and higher income tax expense. These negative impacts were partially offset by overall net higher retail rates and rate riders and higher wholesale power revenues.

Matters Impacting Future USFE&G Results

On December 27, 2012, the IURC approved a settlement agreement between Duke Energy Indiana and certain intervenors to cap the construction costs recoverable in retail rates. The Edwardsport Generating Station (Edwardsport IGCC) plant is scheduled to begin commercial operation in mid-2013. USFE&G’s earnings could be adversely impacted by additional delays in the commencement of operations which may result in increased costs.

USFE&G currently has pending rate cases in North Carolina and Ohio. USFE&G also plans to file rate cases in South Carolina before the end of 2013. These rate cases are needed to recover the costs of plant modernization and other capital investments in generation, transmission, and distribution systems, as well as increased expenditures for nuclear plants and personnel, recovery of costs associated with MGP sites, vegetation management and other operating costs. USFE&G’s earnings could be adversely impacted if these rate cases are denied or delayed by the NCUC, PSCSC or PUCO.

In accordance with the terms of the 2012 FPSC Settlement Agreement, with consumer representatives and approved by the FPSC, Progress Energy Florida retains the sole discretion and flexibility to retire Crystal River Unit 3. As a result of the decision to retire Crystal River Unit 3, under the terms of the 2012 FPSC Settlement Agreement, Progress Energy Florida is allowed to recover all remaining Crystal River Unit 3 investments and to earn a return on the Crystal River Unit 3 investments set at its current authorized overall cost of capital, adjusted to reflect a return on equity set at 70 percent of the current FPSC authorized return on equity, no earlier than the first billing cycle of January 2017. Progress Energy Florida expects that the FPSC will review the prudence of the retirement decision in Phase 2 of the Crystal River Unit 3 delamination regulatory docket. Progress Energy Florida has also asked the FPSC to review the mediated resolution of insurance claims with NEIL as part of Phase 3 of this regulatory docket. Phase 2 and Phase 3 hearings have been tentatively scheduled to begin on June 19, 2013. USFE&G’s financial condition and results of operations could be adversely impacted if the FPSC issues an unfavorable ruling.

The ability to integrate Progress Energy businesses and realize cost savings and any other synergies expected from the merger with Progress Energy could be different from what USFE&G expects and may have a significant impact on USFE&G’s results of operations.

Commercial Power

	Years Ended December 31,
(in millions)	2012	2011	Variance 2012 vs. 2011	2010	Variance 2011 vs. 2010
Operating revenues	$2,078	$2,491	$(413)	$2,448	$43
Operating expenses	1,981	2,300	(319)	2,734	(434)
Gains on sales of other assets and other, net	8	15	(7)	6	9
Operating income	105	206	(101)	(280)	486
Other income and expense, net	39	21	18	44	(23)
Interest expense	63	87	(24)	68	19
Income before income taxes	81	140	(59)	(304)	444
Income tax expense	(7)	(2)	(5)	22	(24)
Less: Income attributable to noncontrolling interests	1	8	(7)	1	7
Segment income	$87	$134	$(47)	$(327)	$461

Coal-fired plant production, GWh	16,164	17,378	(1,214)	19,442	(2,064)
Gas-fired plant production, GWh	17,122	12,021	5,101	7,026	4,995
Renewable plant production, GWh	3,452	3,132	320	2,286	846
Total Commercial Power production, GWh	36,738	32,531	4,207	28,754	3,777
Net proportional MW capacity in operation	8,094	8,325	(231)	8,272	53

PART II

Year Ended December 31, 2012 as Compared to December 31, 2011

Operating revenues. The variance was driven primarily by:

•       A $285 million decrease in electric revenues from the coal-fired generation assets driven primarily by the expiration of the 2009-2011 ESP which dedicated Commercial Power’s coal-fired generation to Duke Energy Ohio’s retail customers, net of stability charge revenues, partially offset by the coal-fired generation assets participating in the PJM Interconnection, LLC (PJM) wholesale energy market in 2012,

•       A $116 million decrease in electric revenues from Duke Energy Retail Sales, LLC (Duke Energy Retail) resulting from lower volumes and unfavorable pricing,

•       A $39 million decrease in electric revenues from the gas-fired generation assets driven primarily by lower power prices, partially offset by increased volumes,

•       A $27 million decrease in electric revenues from Duke Energy Generation Services, Inc. (DEGS), excluding renewables, due primarily to the termination of certain operations at the end of the first quarter of 2011 and a reduction of coal sales volumes as a result of lower natural gas prices,

•       An $18 million decrease in PJM capacity revenues related to lower average cleared capacity auction pricing in 2012 compared to 2011 for the gas-fired generation assets, net of an increase associated with the move of the coal-fired generation assets from Midwest Independent Transmission System Operator, Inc. (MISO) to PJM in 2012, and

•       An $8 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $6 million in 2012 compared to gains of $2 million in 2011.

Partially offsetting these decreases were:

•       A $64 million increase from participation in competitive retail load auctions, and

•       A $17 million increase in electric revenues from higher production in the renewables portfolio.

Operating expenses. The variance was driven primarily by:

•       A $140 million decrease in operating and maintenance expenses resulting primarily from the prior year recognition of MISO exit fees; lower transmission costs, prior year station outages, and 2011 regulatory asset amortization expenses,

•       An $88 million decrease primarily from the 2011 impairment of excess emission allowances as a result of the EPA’s issuance of the CSAPR,

•       An $85 million decrease in fuel expenses from the gas-fired generation assets driven by lower natural gas costs, partially offset by higher volumes,

•       A $19 million decrease in DEGS, excluding renewables, fuel used due primarily to the termination of certain operations at the end of the first quarter of 2011 and from lower natural gas prices,

•       A $15 million decrease due to the receipt of funds in 2012 related to a previously written off receivable associated with the Lehman Brothers bankruptcy,

•       A $15 million decrease in purchased power to serve Duke Energy Retail customers, and

•       A $13 million decrease in fuel used for the coal-fired generation assets driven primarily by lower generation volumes.

Partially offsetting these decreases was:

•       A $54 million increase in purchase power to serve competitive retail load auctions.

Other income and expense, net. The variance is primarily due to the sale of certain DEGS operations and higher equity earnings from the renewables portfolio.

Interest expense. The variance is primarily due to higher capitalized interest on wind construction projects.

Income tax (benefit) expense. The variance in tax benefit is primarily due to a decrease in pretax income. The effective tax rate for the years ended December 31, 2012 and 2011 was (9.5) % and (1.4) %, respectively.

Segment income.  The variance is primarily attributable to lower revenues driven by the net impact of the expiration of the 2009-2011 ESP and the impact of competitive market dispatch for the Duke Energy Ohio coal-fired assets, lower Duke Energy Retail earnings, and lower PJM capacity

PART II

revenues. These negative impacts were partially offset by lower operating expenses, lower impairment charges, and increased margins from the gas-fired generation assets.

Year Ended December 31, 2011 as Compared to December 31, 2010

Operating revenues. The variance was driven primarily by:

•       A $240 million increase in wholesale electric revenues due to higher generation volumes, net of lower pricing and lower margin earned from participation in wholesale auctions in 2011, and

•       A $53 million increase in renewable generation revenues due to additional renewable generation facilities placed in service after 2010 and a full year of operations for renewable generation facilities placed in service throughout 2010.

•       Partially offsetting these increases were:

•       A $178 million decrease in retail electric revenues resulting from lower sales volumes driven by increased customer switching levels and unfavorable weather net of higher retail pricing under the ESP in 2011, and

•       A $66 million decrease in DEGS revenues, excluding renewables, due primarily to a contract termination and plant maintenance.

Operating expenses. The variance was primarily driven by:

•       A $584 million decrease in impairment charges primarily related to a $660 million charge related to goodwill and nonregulated coal-fired generation asset impairments in the Midwest in 2010, as compared to a $79 million impairment in 2011 to write down the carrying value of excess emission allowances held to fair value as a result of the EPA’s issuance of the Cross-State Air Pollution Rule (CSAPR) and a $9 million impairment of the Vermillion generation station in 2011. See Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” for additional information, and

•       A $65 million decrease in retail fuel and purchased power expenses due to lower generation volumes net of higher purchased power volumes in 2011 as compared to 2010.

Partially offsetting these decreases were:

•       A $156 million increase in wholesale fuel expenses due to higher generation volumes, partially offset by favorable hedge realizations in 2011 as compared to 2010,

•       A $46 million increase in operating expenses resulting primarily from the recognition of MISO exit fees, higher maintenance expenses and higher transmission costs, partially offset by lower governance costs in 2011 compared to 2010, and

•       A $30 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $3 million in 2011 compared to gains of $27 million in 2010.

Other income and expense, net. The variance is primarily due to distributions from South Houston Green Power received in 2010 which did not recur in 2011.

Interest expense. The variance is primarily due to lower capitalized interest on wind construction projects.

Income tax (benefit) expense. The variance in pretax income was primarily due to a non-deductible goodwill impairment in 2010. The effective tax rates for the year ended December 31, 2011 and 2010, were (1.4%) and (7.2%), respectively.

Segment income. The variance is primarily attributable to lower goodwill, generation and other asset impairment charges, higher wholesale margins due to increased generation volumes, and an increase in renewables generation revenues. These factors were partially offset by lower retail margins driven by customer switching and unfavorable weather, higher operating expenses resulting from the recognition of MISO exit fees and increased maintenance expenses, and net mark-to-market losses on non-qualifying commodity hedge contracts in 2011 compared to gains in 2010.

Matters Impacting Future Commercial Power Results

Changes or variability in assumptions used in calculating the fair value of the renewables reporting unit for goodwill testing purposes including but not limited to, legislative actions related to tax credit extensions, long-term growth rates and discount rates, could significantly impact the estimated fair value of the renewables reporting unit. In the event of a significant decline in the estimated fair value of the renewables reporting unit, goodwill and other asset impairment charges could be recorded. The carrying value of goodwill, and intangible assets associated with proposed renewable projects within Commercial Power’s renewables reporting unit was approximately $108 million at December 31, 2012.

The current low energy price projections, as well as recently issued and proposed environmental regulations pertaining to coal and coal-fired generating  facilities, could impact future cash flows and market valuations of Commercial Power’s coal-fired generation assets which could lead to impairment charges.

International Energy

	Years Ended December 31,
(in millions)	2012	2011	Variance 2012 vs. 2011	2010	Variance 2011 vs. 2010
Operating revenues	$1,549	$1,467	$82	$1,204	$263
Operating expenses	1,043	946	97	816	130
Losses on sales of other assets and other, net	-	(1)	1	(3)	2
Operating income	506	520	(14)	385	135
Other income and expense, net	171	203	(32)	146	57
Interest expense	76	47	29	71	(24)
Income before income taxes	601	676	(75)	460	216
Income tax expense	149	195	(46)	143	52
Less: Income attributable to noncontrolling interests	13	15	(2)	12	3
Segment income	$439	$466	$(27)	$305	$161

Sales, GWh	20,132	18,889	1,243	19,504	(615)
Net proportional MW capacity in operation	4,584	4,277	307	4,203	74

PART II

Year Ended December 31, 2012 as Compared to December 31, 2011

Operating revenues. The variance was driven primarily by:

•     A $53 million increase in Central America as a result of higher volumes due to a full year of commercial operations of the Las Palmas II plant and favorable hydrology,

•     A $24 million increase in Peru due to higher average prices, and

•     A $10 million increase in Argentina due to higher volumes as a result of favorable hydrology, partially offset by unfavorable exchange rates.

Partially offsetting this increase was:

•       A $7 million decrease in Brazil as a result of unfavorable exchange rates partially offset by higher average prices and volumes.

Operating expenses. The variance was driven primarily by:

•     A $76 million increase in Central America due to higher fuel costs and consumption as a result of increased dispatch,

•     An $8 million increase in general and administrative due to higher development costs, labor, and executive benefits, and

•     A $7 million increase in Argentina as a result of higher transmission, water royalty and purchased power costs.

Other income and expense, net. The variance was primarily driven by the absence of a $20 million arbitration award in Peru.

Interest expense. The variance was primarily due to lower capitalized interest in Central America and Brazil, as well as higher inflation partially offset by favorable exchange rates in Brazil.

Income tax expense. The variance in tax expense is primarily due to a decrease in pretax income.  The effective tax rate for the year ended December 31, 2012 and 2011 was 24.8% and 28.9%, respectively.

Segment income. The variance was primarily due to unfavorable exchange rates in Brazil, the prior year Peru arbitration award, and lower margins in Central America, partially offset by higher average prices and volumes in Brazil and higher average prices in Peru.

Year Ended December 31, 2011 as Compared to December 31, 2010

Operating revenues. The variance was driven primarily by:

•     A $111 million increase in Central America as a result of higher average prices and favorable hydrology,

•     A $95 million increase in Brazil due to favorable exchange rates, and higher average contract prices and volumes, and

•     An $80 million increase in Peru due to higher average prices and volumes, and hydrocarbon prices.

Partially offsetting this increase was:

•     A $25 million decrease in Ecuador as a result of lower dispatch due to new hydro competitor commencing operations and energy imports from Colombia.

Operating expenses. The variance was driven primarily by:

•     A $77 million increase in Central America due to higher fuel costs and consumption as a result of increased dispatch,

•     A $56 million increase in Peru as a result of higher fuel costs and consumption as a result of increased dispatch, and higher purchased power and hydrocarbon royalty costs, and

•     A $25 million increase in Brazil as a result of unfavorable exchange rates, higher purchased power and a provision for a revenue tax audit.

Partially offsetting these increases was:

•     A $27 million decrease in Ecuador due to lower fuel consumption as a result of lower dispatch, and lower maintenance costs.

Other income and expense, net. The variance was primarily driven by a $44 million increase in equity earnings from NMC due to higher average prices partially offset by higher butane costs, and a $20 million arbitration award in Peru.

Interest expense. The variance was primarily a result of inflation impact in Brazil and lower interest expense in Central America due to prepayment of debt.

Income tax expense. The variance is primarily due to an increase in pretax income. The effective tax rate for the year ended December 31, 2011 and 2010 was 28.9% and 31.1%, respectively.

Segment income. As discussed above, the variance was primarily due to favorable contract prices and exchange rates in Brazil, arbitration award and higher margins in Peru, favorable hydrology in Central America, and higher equity earnings at NMC.

Other

	Years Ended December 31,
(in millions)	2012	2011	Variance 2012 vs. 2011	2010	Variance 2011 vs. 2010
Operating revenues	$74	$44	$30	$142	$(98)
Operating expenses	704	133	571	389	(256)
(Losses) gains on sales of other assets and other, net	(7)	(8)	1	145	(153)
Operating loss	(637)	(97)	(540)	(102)	5
Other income and expense, net	16	49	(33)	126	(77)
Interest expense	297	157	140	136	21
Loss before income taxes	(918)	(205)	(713)	(112)	(93)
Income tax benefit	(378)	(114)	(264)	(62)	(52)
Less: Loss attributable to noncontrolling interests	(2)	(15)	13	(9)	(6)
Net expense	$(538)	$(76)	$(462)	$(41)	$(35)

PART II

Year Ended December 31, 2012 as Compared to December 31, 2011

Operating revenues. The variance was driven primarily by higher premiums earned at Bison Insurance Company Limited (Bison) as a result of the addition of Progress Energy and mark-to-market activity at Duke Energy Trading and Marketing, LLC (DETM).

Operating expenses. The variance was driven primarily by charges related to the Progress Energy merger, increased severance costs and higher current year donations. These negative impacts were partially offset by higher JV costs related to DETM in the prior year.

Other income and expense, net. The variance was driven primarily by current year impairments and prior year gains on sales of investments, higher interest income recorded in 2011 following the resolution of certain income tax matters related to prior years and reversal of reserves related to certain guarantees Duke Energy had issued on behalf of Crescent in 2011. These negative impacts were partially offset by higher returns on investments that support benefit obligations in 2012 compared to 2011.

Interest expense. The variance was due primarily to higher debt balances as a result of debt issuances and the inclusion of Progress Energy interest expense beginning in July 2012.

Income tax benefit. The variance is primarily due to an increase in pretax loss. The effective tax rate for the years ended December 31, 2012 and 2011 was 41.1% and 56.0%, respectively.

Net expense. The variance was due primarily to charges related to the Progress Energy merger, increased severance costs, and higher interest expense. These negative impacts were partially offset by higher income tax benefit due to increased net expense and higher returns on investments that support benefit obligations in 2012 compared to 2011.

Year Ended December 31, 2011 as Compared to December 31, 2010

Operating revenues. The variance was driven primarily by the deconsolidation of DukeNet in December 2010 and the subsequent accounting for Duke Energy’s investment in DukeNet as an equity method investment.

Operating expenses. The variance was driven primarily by $172 million of 2010 employee severance costs related to the voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina, prior year donations of $56 million to the Duke Energy Foundation, which is a nonprofit organization funded by Duke Energy shareholders that makes charitable contributions to selected nonprofits and government subdivisions, a decrease as a result of the DukeNet deconsolidation in December 2010 and the subsequent accounting for Duke Energy’s investment in DukeNet as an equity method investment; partially offset by higher costs related to the proposed merger with Progress Energy.

 (Losses) gains on sales of other assets and other, net. The variance was primarily due to the $139 million gain from the sale of a 50% ownership interest in DukeNet in the prior year.

Other income and expense, net. The variance was due primarily to the sale of Duke Energy’s ownership interest in Q-Comm in the prior year of $109 million; partially offset by prior year impairments and 2011 gains on sales of investments.

Interest expense. The variance was due primarily to higher debt balances as a result of debt issuances.

Income tax benefit. The variance is primarily due to a decrease in pre-tax income. The effective tax rate for the year ended December 31, 2011 and 2010 was 56.0% and 55.4%, respectively.

Net expense. The variance was driven primarily by $172 million of 2010 employee severance costs related to the voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina, prior year donations of $56 million to the Duke Energy Foundation, a decrease as a result of the DukeNet deconsolidation in December 2010 and the subsequent accounting for Duke Energy’s investment in DukeNet as an equity method investment, and higher interest expense due to increased debt issuances in the current year. These negative impacts were partially offset by prior year impairments and 2011 gains on sales of investments and higher income tax benefit due to increased net expense.

Matters Impacting Future Other Results

Duke Energy previously held an effective 50% interest in Crescent, which was a real estate joint venture formed by Duke Energy in 2006 that filed for Chapter 11 bankruptcy protection in June 2009. On June 9, 2010, Crescent restructured and emerged from bankruptcy and Duke Energy forfeited its entire 50% ownership interest to Crescent debt holders. This forfeiture caused Duke Energy to recognize a loss, for tax purposes, on its interest in the second quarter of 2010. Although Crescent has reorganized and emerged from bankruptcy with creditors owning all Crescent interest, there remains uncertainty as to the tax treatment associated with the restructuring. Based on this uncertainty, it is possible that Duke Energy could incur a future tax liability related to the tax losses associated with its partnership interest in Crescent and the resolution of issues associated with Crescent’s emergence from bankruptcy.

PART II

DUKE ENERGY CAROLINAS

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2012, 2011, and 2010.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

	Years Ended December 31,
(in millions)	2012	2011	Variance
Operating revenues	$6,665	$6,493	$172
Operating expenses	5,160	5,014	146
Gains on sales of other assets and other, net	12	1	11
Operating income	1,517	1,480	37
Other income and expense, net	185	186	(1)
Interest expense	384	360	24
Income before income taxes	1,318	1,306	12
Income tax expense	453	472	(19)
Net income	$865	$834	$31

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year	2012	2011
Residential sales(a)	(7.2)%	(5.7)%
General service sales(a)	(0.4)%	(1.3)%
Industrial sales(a)	0.9%	0.8%
Wholesale power sales	4.0%	1.2%
Total sales(b)	(0.9)%	(3.9)%
Average number of customers	0.6%	0.3%

(a)	Major components of retail sales.
(b)	Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The increase in Duke Energy Carolinas’ net income for the year ended December 31, 2012, compared to December 31, 2011, was primarily due to the following factors:

Operating revenues. The variance was primarily due to:

•       A $323 million increase in net retail pricing and rate riders primarily due to revised retail base rates implemented in North Carolina and South Carolina in the first quarter of 2012, and revenues recognized for the energy efficiency programs, and

•       A $40 million increase in weather adjusted sales volumes to customers primarily due to higher weather-normal sales to retail customers and an extra day of revenues due to 2012 being a leap year.

           Partially offsetting these increases were:

•       A $141 million (net of fuel) decrease in GWh sales to retail customers due to overall unfavorable weather conditions. The weather statistics for heating degree days in 2012 were unfavorable compared to the same period in 2011, while weather statistics for cooling degree days were less favorable in 2012 compared to the same period in 2011, and

•       An $88 million decrease in fuel revenues driven primarily by decreased demand from retail customers mainly due to overall unfavorable weather conditions, partially offset by higher fuel rates in both North Carolina and South Carolina.  Fuel revenues represent sales to retail and wholesale customers.

Operating expenses. The variance was primarily due to:

•       A $107 million increase in depreciation and amortization primarily due to increases in depreciation as a result of additional plant in service and amortization of certain regulatory assets,

PART II

•       A $75 million increase in operating and maintenance expenses primarily due to Duke Energy Carolinas’ portion of the costs associated with the Progress Energy merger including donations, severance, and certain other costs, higher non-outage and outage costs at generation plants, increased corporate costs, and required donations resulting from the most recent North Carolina and South Carolina rate cases, partially offset by the establishment of regulatory assets in the first quarter of 2012, pursuant to regulatory orders for future recovery of certain employee severance costs related to the 2010 voluntary severance plan and other costs, decreased storm costs, and lower governance costs, and

•       A $25 million increase in general taxes primarily due to higher revenue related taxes in 2012, higher North Carolina property tax expense, capitalization of North Carolina property taxes in the prior year related to future generation plants, a favorable prior year resolution of a property tax issue related to pollution control equipment exemptions and a sales and use tax refund in 2011 with no comparable refund in 2012, and

•       A $19 million increase in impairment charges primarily related to the merger with Progress Energy. These charges relate to planned transmission project costs for which no recovery is expected, and certain costs associated with mitigation sales pursuant to merger settlement agreements with the Federal Energy Regulatory Commission (FERC).

Partially offsetting these increases was:

•    An $80 million decrease in fuel expense (including purchased power) primarily related to lower volume of coal used in electric generation due to lower demand from retail customers based on overall unfavorable weather conditions and lower coal-fired generation due to low natural gas prices.

Interest expense. The variance is primarily due to lower debt return on deferred projects and a lower debt component of allowance for funds used during construction (AFUDC).

Income tax expense. The variance in income tax expense is primarily due to prior year state audit settlements. The effective tax rate for the years ended December 31, 2012 and 2011 was 34.3% and 36.1%, respectively.

Matters Impacting Future Duke Energy Carolinas Results

Duke Energy Carolinas filed a rate case on February 4, 2013 in North Carolina and plans to file a rate case in South Carolina in early 2013. These planned rates cases are needed to recover investments in Duke Energy Carolinas’ ongoing infrastructure modernization projects and operating costs. Duke Energy Carolinas’ earnings could be adversely impacted if these rate cases are denied or delayed by either of the state regulatory commissions.

The ability to integrate Progress Energy businesses and realize cost savings and any other synergies expected from the merger with Progress Energy could be different from what Duke Energy Carolinas expects and may have a significant impact on Duke Energy Carolinas’ results of operations.

PART II

PROGRESS ENERGY

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2012, 2011, and 2010.

BASIS OF PRESENTATION

The results of operations and variance discussion for Progress Energy is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

	Years Ended December 31,
(in millions)	2012	2011	Variance
Operating revenues	$9,405	$8,948	$457
Operating expenses	8,266	7,369	897
(Losses) gains on sales of other assets and other, net	(2)	4	(6)
Operating income	1,137	1,583	(446)
Other income and expense, net	130	52	78
Interest expense	740	725	15
Income before income taxes	527	910	(383)
Income tax expense	172	323	(151)
Income from continuing operations	355	587	(232)
Discontinued operations, net of tax	52	(5)	57
Net income	407	582	(175)
Less: Net income attributable to noncontrolling interests	7	7	-
Net income attributable to parent	$400	$575	$(175)

The decrease in Progress Energy’s net income for the year ended December 31, 2012 compared to December 31, 2011 was primarily due to the following factors:

Operating revenues. The variance was primarily due to:

•       A $319 million increase in fuel and capacity revenues driven primarily by the 2011 charge of $288 million for the amount to be refunded through the fuel clause in accordance with the 2012 settlement agreement at Progress Energy Florida, and

•       A $154 million increase in sales to wholesale customers primarily due to Progress Energy Carolinas’ joint dispatch agreement (JDA) revenues from Duke Energy Carolinas, the impact of an amended capacity contract with a major wholesale customer at Progress Energy Carolinas that began in May 2012 and a new wholesale contract at Progress Energy Carolinas that began in July 2012.

Partially offsetting these increases was:

•       An $86 million decrease in sales to retail customers primarily due to unfavorable weather conditions. The weather statistics for heating degree days in 2012 were unfavorable compared to the same period in 2011, while weather statistics for cooling degree days were less favorable in 2012 compared to the same period in 2011.

Operating expenses. The variance was primarily due to:

•       A $385 million increase in Operation, maintenance and other expense primarily due to higher costs to achieve the merger with Duke Energy and Progress Energy Carolinas’ higher nuclear plant outage costs, and

•       A $261 million increase in Fuel used in electric generation and purchased power primarily due to the impact of establishing a $100 million regulatory liability for replacement power in accordance with Progress Energy Florida’s 2012 FPSC settlement agreement (See Note 4), the impact of higher rates at Progress Energy Carolinas and a change in generation mix at Progress Energy Carolinas, which was driven by nuclear refueling outages in 2012.

•       A $197 million increase in Impairment charges primarily due to the impact of the decision to retire Crystal River Unit 3 (See Note 4) and the probable disallowance of transmission project costs at Progress Energy Carolinas, which are a portion of the FERC Mitigation charges (See Note 2) included in the costs to achieve the merger with Duke Energy.

Other income and expenses, net. The variance was primarily due to the $59 million prior-year pretax unrealized loss to record the change in fair value of the contingent value obligations (CVOs). The change in fair value was determined by an October 3, 2011 settlement agreement with a CVO holder to purchase all of their CVOs at a negotiated purchase price. The settlement agreement also led to a subsequent tender offer to remaining CVO holders at the same purchase price.

Income tax expense. The variance was primarily due to a decrease in pre-tax income. The effective tax rates for 2012 and 2011 were 32.7% and 35.6%, respectively. The decrease in the effective tax rate is primarily due to the decrease in pre-tax income as well as the decrease for the change of fair value of outstanding CVOs.

Discontinued operations, net of tax. The variance was primarily due to the impact of the US Global settlement in 2012 (See Note 5).

Matters Impacting Future Progress Energy Results

PART II

In accordance with the terms of a 2012 FPSC Settlement Agreement, with consumer representatives and approved by the FPSC, Progress Energy Florida retains the sole discretion and flexibility to retire Crystal River Unit 3. As a result of the decision to retire Crystal River Unit 3, under the terms of the 2012 FPSC Settlement Agreement, Progress Energy Florida is allowed to recover all remaining Crystal River Unit 3 investments and to earn a return on the Crystal River Unit 3 investments set at its current authorized overall cost of capital, adjusted to reflect a return on equity set at 70 percent of the current FPSC authorized return on equity, no earlier than the first billing cycle of January 2017. Progress Energy Florida expects that the FPSC will review the prudence of the retirement decision in Phase 2 of the Crystal River Unit 3 delamination regulatory docket. Progress Energy Florida has also asked the FPSC to review the mediated resolution of insurance claims with NEIL as part of Phase 3 of this regulatory docket. Phase 2 and Phase 3 hearings have been tentatively scheduled to begin on June 19, 2013. Progress Energy’s financial condition and results of operations could be adversely impacted if the FPSC issues an unfavorable ruling.

Progress Energy Carolinas filed a rate case in North Carolina in October 2012, and plans to file a rate case in South Carolina before the end of 2013. These rate cases are needed to recover the cost of plant modernization and other capital investments in generation, transmission and distribution systems, as well as increased expenditures for nuclear plants and personnel, vegetation management and other operating costs. Progress Energy’s earnings could be adversely impacted if these rate cases are denied or delayed by the NCUC or PSCSC.

The ability to integrate with Duke Energy businesses and realize cost savings and any other synergies expected from the merger with Duke Energy could be different from what Progress Energy expects and may have a significant impact on Progress Energy’s results of operations.

PART II

PROGRESS ENERGY CAROLINAS

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2012, 2011, and 2010.

BASIS OF PRESENTATION

The results of operations and variance discussion for Progress Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

	Years Ended December 31,
(in millions)	2012	2011	Variance
Operating revenues	$4,706	$4,547	$159
Operating expenses	4,197	3,674	523
Gains on sales of other asset and other, net	1	3	(2)
Operating income	510	876	(366)
Other income and expense, net	79	80	(1)
Interest expense	207	184	23
Income before income taxes	382	772	(390)
Income tax expense	110	256	(146)
Net income	272	516	(244)
Preferred stock dividend requirement	3	3	-
Net income attributable to parent	$269	$513	$(244)

The following table shows the percent changes in GWh sales and average number of customers for Progress Energy Carolinas. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year	2012	2011
Residential sales(a)	(8.2)%	(5.0)%
General service sales(a)	(1.8)%	(1.9)%
Industrial sales(a)	(1.0)%	0.5%
Wholesale power sales	25.9%	(10.0)%
Total sales(b)	3.9%	(5.8)%
Average number of customers	0.8%	0.4%

(a)	Major components of retail sales.
(b)	Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The decrease in Progress Energy Carolinas’ net income for the year ended December 31, 2012 compared to December 31, 2011 was primarily due to the following factors:

Operating Revenues. The variance was primarily due to:

•       A $139 million increase in sales to wholesale customers primarily due to JDA revenues from Duke Energy Carolinas, the impact of an amended capacity contract with a major wholesale customer that began in May 2012 and a new wholesale contract that began in July 2012,

•       A $53 million increase in fuel revenues driven primarily by Interim FERC Mitigation wholesale fuel revenue and higher fuel rates, and

•       A $19 million increase in clause-recoverable regulatory revenues primarily due to increased spending on new and existing DSM programs.

Partially offsetting these increases was:

•         A $67 million decrease in sales to retail customers primarily due to unfavorable weather conditions. The number of heating degree days for the 12 months ended December 31, 2012 was 19% below normal compared to 9% below normal for the same period in 2011. In addition, cooling degree days for the 12 months ended December 31, 2012 were 3% above normal compared to 19% above normal in the same period in 2011.

Operating Expenses. The variance was primarily due to:

•       A $303 million increase in Operation and maintenance expenses primarily due to higher nuclear plant outage costs, higher costs to achieve the merger with Duke Energy and the prior year non-capital portion of a favorable judgment from spent fuel litigation, partially offset by lower storm costs. The higher nuclear plant outage costs are primarily due to three nuclear refueling outages in 2012 compared to one outage in 2011,

PART II

•       A $140 million increase in Fuel used in electric generation and purchased power primarily due to the impact of higher rates; higher weather-adjusted volumes and increased purchased power, which was driven by favorable gas prices and nuclear plant outages; and generation mix, which was driven by nuclear plant outages, and

•       A $51 million increase in Impairment charges primarily due to the disallowance of transmission project costs, which are a portion of the FERC Mitigation charges included in the costs to achieve the merger with Duke Energy.

Interest Expense. The variance was primarily due to higher interest expense on long-term debt due to higher average debt outstanding and the prior-year settlement of 2004 and 2005 income tax audits.

Income Tax Expense. The variance was primarily due to a decrease in pretax net income. The effective tax rate for the years ended December 31, 2012 and 2011 was 28.7% and 33.2%, respectively. The decrease in the effective tax rate is primarily due to the decrease in pretax income.

Matters Impacting Future Progress Energy Carolinas Results

Progress Energy Carolinas filed a rate case in North Carolina in October 2012, and plans to file a rate case in South Carolina before the end of 2013. These rate cases are needed to recover the cost of plant modernization and other capital investments in generation, transmission and distribution systems, as well as increased expenditures for nuclear plants and personnel, vegetation management and other operating costs. Progress Energy Carolinas’ earnings could be adversely impacted if these rate cases are denied or delayed by the NCUC or PSCSC.

The ability to integrate with Duke Energy businesses and realize cost savings and any other synergies expected from the merger with Duke Energy could be different from what Progress Energy Carolinas expects and may have a significant impact on Progress Energy Carolinas’ results of operations.

PART II

PROGRESS ENERGY FLORIDA

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2012, 2011, and 2010.

BASIS OF PRESENTATION

The results of operations and variance discussion for Progress Energy Florida is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

	Years Ended December 31,
(in millions)	2012	2011	Variance
Operating revenues	$4,689	$4,392	$297
Operating expenses	4,062	3,691	371
Gains on sales of other asset and other, net	2	2	-
Operating income	629	703	(74)
Other income and expense, net	39	30	9
Interest expense	255	239	16
Income before income taxes	413	494	(81)
Income tax expense	147	180	(33)
Net income	266	314	(48)
Preferred stock dividend requirement	2	2	-
Net income attributable to parent	$264	$312	$(48)

The following table shows the percent changes in GWh sales and average number of customers for Progress Energy Florida. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year	2012	2011
Residential sales(a)	(5.1)%	(6.3)%
General service sales(a)	(1.0)%	(0.4)%
Industrial sales(a)	(2.5)%	0.7%
Wholesale power sales	(34.2)%	(25.1)%
Total sales(b)	(2.9)%	(8.5)%
Average number of customers	0.8%	0.5%

(a)	Major components of retail sales.
(b)	Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The decrease in Progress Energy Florida’s net income for the year ended December 31, 2012 compared to December 31, 2011 was primarily due to the following factors:

Operating Revenues. The variance was primarily due to:

•       A $266 million increase in fuel and capacity revenues driven primarily by the 2011 charge of $288 million for the amount to be refunded through the fuel clause in accordance with the 2012 FPSC settlement agreement and the impact of higher residential fuel rates, partially offset by unfavorable weather conditions that impacted wholesale and retail fuel revenues. Also, Progress Energy Florida had lower capacity revenues resulting from a lower capacity rate and the lower sales volume,

•       A $28 million increase in other operating revenues primarily due to higher OATT rates, and

•       A $15 million increase in sales to wholesale customers primarily due to a new contract with a major customer.

Partially offsetting these increases was:

•         A $19 million decrease in sales to retail customers due to unfavorable weather conditions. The number of heating degree days for the 12 months ended December 31, 2012 was 22% below normal compared to 12% below normal in the same period in 2011. In addition, cooling degree days for the 12 months ended December 31, 2012 were 4% above normal compared to 5% above normal in the same period in 2011.

Operating Expenses. The variance was primarily due to:

•       A $146 million increase in Impairment charges due to the impact of the decision to retire Crystal River Unit 3 (See Note 4),

PART II

•       A $121 million increase in Fuel used in electric generation and purchased power primarily due to the impact of establishing a regulatory liability for replacement power in accordance with the 2012 FPSC settlement agreement (See Note 4), and an increase in deferred fuel expense related to higher under-recovered fuel costs in 2011 as a result of higher system requirements driven by favorable weather in the prior year. These increases were partially offset by lower natural gas prices and lower system requirements as a result of unfavorable weather conditions in the current year and a lower Crystal River Unit 3 indemnification charge for the estimated joint owner replacement power costs,

•       An $86 million increase in Operation and maintenance expenses primarily due to higher costs to achieve the merger with Duke Energy, and

•       A $23 million increase in Depreciation and amortization primarily due to a decrease in the reduction of the cost of removal component of amortization expense as allowed under the 2012 and 2010 settlement agreements (See Note 4) and higher Environmental Cost Recovery Clause (ECRC) amortization due to less over-recovery, partially offset by lower nuclear cost-recovery amortization primarily related to the Levy nuclear station project.

Interest Expense. The variance was primarily due to the prior-year favorable settlement of 2004 and 2005 income tax audits.

Income Tax Expense. The variance was primarily due to a decrease in pretax net income. The effective tax rate for the years ended December 31, 2012 and 2011 were 35.7% and 36.3%, respectively.

Matters Impacting Future Progress Energy Florida’s Results

In accordance with the terms of the 2012 FPSC Settlement Agreement, with consumer representatives and approved by the FPSC, Progress Energy Florida retains the sole discretion and flexibility to retire Crystal River Unit 3. As a result of the decision to retire Crystal River Unit 3, under the terms of the 2012 FPSC Settlement Agreement, Progress Energy Florida is allowed to recover all remaining Crystal River Unit 3 investments and to earn a return on the Crystal River Unit 3 investments set at its current authorized overall cost of capital, adjusted to reflect a return on equity set at 70 percent of the current FPSC authorized return on equity, no earlier than the first billing cycle of January 2017. Progress Energy Florida expects that the FPSC will review the prudence of the retirement decision in Phase 2 of the Crystal River Unit 3 delamination regulatory docket. Progress Energy Florida has also asked the FPSC to review the mediated resolution of insurance claims with NEIL as part of Phase 3 of this regulatory docket. Phase 2 and Phase 3 hearings have been tentatively scheduled to begin on June 19, 2013. Progress Energy Florida’s financial condition and results of operations could be adversely impacted if the FPSC issues an unfavorable ruling.

The ability to integrate with Duke Energy businesses and realize cost savings and any other synergies expected from the merger with Duke Energy could be different from what Progress Energy Florida expects and may have a significant impact on Progress Energy Florida’s results of operations.

PART II

DUKE ENERGY OHIO

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2012, 2011, and 2010.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

	Years Ended December 31,
(in millions)	2012	2011	Variance
Operating revenues	$3,152	$3,181	$(29)
Operating expenses	2,810	2,811	(1)
Gains on sales of other assets and other, net	7	5	2
Operating income	349	375	(26)
Other income and expense, net	13	19	(6)
Interest expense	89	104	(15)
Income before income taxes	273	290	(17)
Income tax expense	98	96	2
Net income	$175	$194	$(19)

The following table shows the percent changes in Franchised Electric and Gas's GWh sales and average number of customers for Duke Energy Ohio. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year	2012	2011
Residential sales(a)	(3.3)%	(3.2)%
General service sales(a)	(2.6)%	(1.2)%
Industrial sales(a)	0.6%	(2.9)%
Wholesale power sales	(35.9)%	15.9%
Total sales(b)	(2.3)%	(2.3)%
Average number of customers	0.5%	0.2%

(a)	Major components of retail sales.
(b)	Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The decrease in Duke Energy Ohio’s net income for the year ended December 31, 2012 compared to December 31, 2011 was primarily due to the following factors:

Operating revenues. The variance was primarily driven by:

•       A $285 million decrease in electric revenues from the coal-fired generation assets driven primarily by the expiration of the 2009-2011 ESP, net of stability charge revenues, partially offset by the coal-fired generation assets participating in the PJM wholesale energy market in 2012,

•       A $39 million decrease in electric revenues from the gas-fired generation assets driven primarily by lower power prices, partially offset by increased volumes, and

•       An $18 million decrease in PJM capacity revenues related to lower average cleared capacity auction pricing in 2012 compared to 2011 for the gas-fired generation assets, net of an increase associated with the move of the coal-fired assets from MISO to PJM in 2012.

Partially offsetting these decreases were:

•       A $279 million increase in regulated fuel and purchased power revenues driven primarily by higher purchased power revenues collected under the new Ohio ESP which became effective January 1, 2012, partially offset by reduced gas sales volumes and lower natural gas costs, and

•       A $32 million increase in retail Ohio electric energy efficiency rider revenue resulting primarily from the approval of the final save-a-watt order for the years 2009-2012.

Operating expenses. The variance was primarily driven by:

•       A $101 million decrease in operating and maintenance expenses resulting primarily from prior year recognition of MISO exit fees, higher prior year station outages, and regulatory asset amortization expenses,

•       An $88 million decrease primarily from the 2011 impairment of excess emission allowances as a result of the EPA’s issuance of the Cross-State Air Pollution Rule (CSAPR), and

PART II

•       An $85 million decrease in fuel expense from the gas-fired generation assets driven by lower natural gas costs, partially offset by higher volumes.

Partially offsetting these decreases was:

•       A $274 million increase in regulated fuel expense driven primarily by higher purchased power expense as a result of the new ESP, partially offset by reduced gas sales volumes and lower natural gas costs.

Interest expense. The variance was primarily due to lower average debt balances in 2012 compared to 2011 and post in-service carrying charges related to new projects.

Income tax expense. The variance in tax expense is primarily due to an increase in the effective tax rate. The effective tax rate for the years ended December 31, 2012 and 2011 was 36.0% and 33.1%, respectively. The increase in the effective tax rate is primarily due to a $10 million reduction of deferred tax liabilities as a result of an election related to the transfer of certain gas-fired generation assets to its wholly owned subsidiary Duke Energy Commercial Asset Management, LLC (DECAM) in the second quarter of 2011.

Matters Impacting Future Duke Energy Ohio Results

Duke Energy Ohio filed electric and gas distribution rate cases in July 2012. These planned rate cases are needed to recover capital investments, costs associated with MGP sites and operating costs. Duke Energy Ohio’s earnings could be adversely impacted if these rate cases are denied or delayed by the state regulatory commission.

The current low energy price projections, as well as recently issued and proposed environmental regulations pertaining to coal and coal-fired generating  facilities, could impact future cash flows and market valuations of Duke Energy Ohio’s coal-fired generation assets which could lead to impairment charges.

PART II

DUKE ENERGY INDIANA

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2012, 2011, and 2010.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

	Years Ended December 31,
(in millions)	2012	2011	Variance
Operating revenues	$2,717	$2,622	$95
Operating expenses	2,792	2,340	452
Operating (loss) income	(75)	282	(357)
Other income and expense, net	90	97	(7)
Interest expense	138	137	1
(Loss) Income before income taxes	(123)	242	(365)
Income tax (benefit) expense	(73)	74	(147)
Net (loss) income	$(50)	$168	$(218)

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Indiana. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year	2012	2011
Residential sales(a)	(4.8)%	(3.0)%
General service sales(a)	(0.5)%	(1.5)%
Industrial sales(a)	1.7%	1.5%
Wholesale power sales	7.9%	(19.1)%
Total sales(b)	1.2%	(4.9)%
Average number of customers	0.6%	0.1%

(a)	Major components of retail sales.
(b)	Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Duke Energy Indiana’s net loss for the year ended December 31, 2012 compared to net income for the year ended December 31, 2011 was primarily due to the following factors:

Operating Revenues. The variance was primarily due to:

•       A $102 million net increase in fuel revenues (including emission allowances) primarily due to an increase in fuel rates as a result of higher fuel and purchased power costs,

•       A $17 million net increase in rate riders primarily related to higher recoveries under the clean coal technology and energy efficiency riders, and

•       A $12 million increase in rate pricing due to the positive impact on overall average prices of lower sales volumes.

Partially offsetting these increases were:

•       A $31 million decrease in retail revenue due to a regulatory order to refund revenues to customers related to the Edwardsport IGCC plant that is currently under construction.  See Note 4 to the Consolidated Financial Statements “Regulatory Matters,” for additional information, and

•       A $7 million decrease in retail revenues related to less favorable weather conditions and weather-normal sales volumes in 2012 compared to 2011.

Operating Expenses. The variance was primarily due to:

•       A $378 million increase due to impairment and other charges recorded in 2012 related to the Edwardsport IGCC plant that is currently under construction of $600 million, partially offset by a 2011 Edwardsport IGCC impairment charge of $222 million.  See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information, and

•       A $102 million increase in fuel costs primarily due to an increase in fuel rates as a result of higher fuel and purchased power costs.

Partially offsetting these increases were:

PART II

•       A $29 million decrease in operation and maintenance primarily due to higher storm costs in the prior year, and lower generation and outage maintenance costs in 2012, partially offset by higher energy efficiency program costs.

Income Tax (Benefit) Expense. The variance in income tax expense is primarily due to a decrease in pretax income. The effective tax rates for the years ended December 31, 2012 and 2011 were 59.5% and 30.6%, respectively. The increase in the effective tax rate is primarily due to the decrease in pretax income in 2012 related to the Edwardsport IGCC project.

Matters Impacting Future Duke Energy Indiana Results

On December 27, 2012, the IURC approved a settlement agreement between Duke Energy Indiana and certain intervenors to cap the construction costs recoverable in retail rates. The Edwardsport IGCC plant is scheduled to begin commercial operation in mid-2013. Duke Energy Indiana’s earnings could be adversely impacted by additional delays in the commencement of operations which may result in increased costs.

PART II

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of accounting policies and estimates is an important process that continues to develop as Duke Energy’s operations change and accounting guidance evolves. Duke Energy has identified a number of critical accounting policies and estimates that require the use of significant estimates and judgments.

Management bases its estimates and judgments on historical experience and on other various assumptions that it believes are reasonable at the time of application. The estimates and judgments may change as time passes and more information about Duke Energy’s environment becomes available. If estimates and judgments are different than the actual amounts recorded, adjustments are made in subsequent periods to take into consideration the new information. Duke Energy discusses its critical accounting policies and estimates and other significant accounting policies with senior members of management and the audit committee, as appropriate. Duke Energy’s critical accounting policies and estimates are discussed below.

Regulatory Accounting

Duke Energy’s regulated operations (the substantial majority of U.S. Franchised Electric and Gas’s operations) meet the criteria for application of regulatory accounting treatment. As a result, Duke Energy records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP in the U.S. for nonregulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that have yet to be incurred. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes, historical regulatory treatment for similar costs in Duke Energy’s jurisdictions, litigation of rate orders, recent rate orders to other regulated entities, and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, the asset write-offs would be required to be recognized in operating income. Additionally, the regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment, recognition of nuclear decommissioning costs and amortization of regulatory assets or may disallow recovery of all or a portion of certain assets. Total regulatory assets for Duke Energy were $11,741 million and $4,046 million as of December 31, 2012 and 2011, respectively. Total regulatory liabilities were $5,740 million and $3,006 million as of December 31, 2012 and 2011, respectively. The increases in regulatory assets and liabilities are driven primarily by the Progress Energy merger. For further information, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”

In order to apply regulatory accounting treatment and record regulatory assets and liabilities, certain criteria must be met. In determining whether the criteria are met for its operations, management makes significant judgments, including determining whether revenue rates for services provided to customers are subject to approval by an independent, third-party regulator, whether the regulated rates are designed to recover specific costs of providing the regulated service, and a determination of whether, in view of the demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the operations’ costs can be charged to and collected from customers. This final criterion requires consideration of anticipated changes in levels of demand or competition, direct and indirect, during the recovery period for any capitalized costs.

The regulatory accounting rules require recognition of a loss if it becomes probable that part of the cost of a plant under construction or a recently completed plant will be disallowed for ratemaking purposes and a reasonable estimate of the amount of the disallowance can be made. Such assessments can require significant judgment by management regarding matters such as the ultimate cost of a plant under construction, regulatory recovery implications, etc. As discussed in Note 4, “Regulatory Matters,” during 2012, 2011 and 2010 Duke Energy Indiana recorded charges of $631 million, $222 million and $44 million, respectively, related to the IGCC plant currently under construction in Edwardsport, Indiana. Management will continue to assess matters as the construction of the plant and the related regulatory proceedings continue, and further charges could be required in 2013 or beyond. Also as discussed in Note 2 to the Consolidated Financial Statements, “Acquisitions and Sales of Other Assets”, Duke Energy Carolinas and Progress Energy Carolinas recorded disallowance charges in 2012 in order to gain FERC approval of the merger between Duke Energy and Progress Energy.

As discussed further in Note 1, “Summary of Significant Accounting Policies”, and Note 4, “Regulatory Matters,” Duke Energy Ohio discontinued the application of regulatory accounting treatment to portions of its generation operations in November 2011 in conjunction with the approval of its new Electric Security Plan by the Public Utilities Commission of Ohio. The effect of this change was immaterial to the financial statements.

Goodwill Impairment Assessments

Duke Energy’s goodwill balances are included in the following table.

	December 31,
(in millions)	2012	2011
U.S. Franchised Electric and Gas	$15,950	$3,483
Commercial Power	62	69
International Energy	353	297
Total Duke Energy goodwill	$16,365	3,849

The Duke Energy allocates goodwill to a reporting unit, which Duke Energy defines as an operating segment or one level below an operating segment. During 2012, Duke Energy recorded $12,467 million of goodwill associated with the merger with Progress Energy. This goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed on the acquisition date, and was preliminarily allocated entirely to the USFE&G segment. The goodwill recognized is subject to change as additional information is obtained about the facts and circumstances that existed as of the acquisition date. See Note 2, “Acquisitions and Sales of Other Assets,” for additional information on the merger with Progress Energy.

The remainder of USFE&G’s goodwill relates to the acquisition of Cinergy in April 2006. Commercial Power’s goodwill resulted from the 2008 acquisition of Catamount Energy Corporation, a leading wind power company located in Rutland, Vermont, and has been allocated to the Renewables reporting unit. International Energy’s goodwill resulted from various acquisitions, including $59 million from the 2012 acquisition of Iberoamericana de Energia Ibener S.A. in Chile. See Note 2, “Acquisitions and Sales of Other Assets,” for additional information.

PART II

Duke Energy recorded impairments of $500 million related to Commercial Power’s nonregulated Midwest generation reporting unit in 2010. Subsequent to the 2010 impairment charge there is no recorded amount of goodwill at Commercial Power’s nonregulated Midwest generation reporting unit. These impairment charges are recorded in Goodwill and Other Impairment Charges on Duke Energy’s Consolidated Statement of Operations. See Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments” for further information regarding the factors impacting the valuation of Commercial Power’s nonregulated generation reporting unit. Duke Energy determined that no other goodwill impairments existed in 2012, 2011, and 2010.

As discussed in Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” Duke Energy is required to test goodwill for impairment at the reporting unit level at least annually and more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. Duke Energy evaluates the carrying amount of its recorded goodwill for impairment on an annual basis as of August 31 and performs interim impairment tests if a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is less than its carrying value.

The analysis of the potential impairment of goodwill may first consider qualitative factors to determine whether it is more likely than not (i.e., greater than 50 percent chance) that the fair value of a reporting unit is less than its book value. This is sometimes referred to as “step zero” and is an optional step in the annual goodwill impairment analysis. If the results of qualitative assessments indicate that the fair value of a reporting unit is more likely than not less than the carrying value of the reporting unit, the two-step impairment test is required. Step one of the impairment test involves comparing the fair values of reporting units with their carrying values, including goodwill. If the carrying amount is less than fair value in step one, further testing of goodwill is not performed. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Under step two, determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The goodwill impairment charge, if any, would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two.

As a result of the acquisition of Progress Energy, Duke Energy performed step one of the goodwill impairment test as of August 31, 2012, and concluded the fair value of each of its reporting units exceeded their respective carrying values, and thus, did not record any impairment charges. In 2011, Duke Energy performed the qualitative assessments under step zero and concluded that it was more likely than not the fair value of each reporting unit exceeded its carrying value. Thus, the two step goodwill impairment test was not necessary in 2011.

When performing step zero of the goodwill impairment test, Duke Energy’s qualitative assessments include reviews of current forecasts compared to prior forecasts, consideration of recent fair value calculations, if any, review of the stock price performance of Duke Energy and its peers, credit ratings of Duke Energy’s significant subsidiaries, updates to weighted average cost of capital (WACC) calculations or review of the key inputs to the WACC and consideration of overall economic factors, recent regulatory commission actions and related regulatory climates, and recent financial performance.

For purposes of the step one analyses, determination of the reporting units’ fair values is based on a combination of the income approach, which estimates the fair value of Duke Energy’s reporting units based on discounted future cash flows, and the market approach, which estimates the fair value of Duke Energy’s reporting units based on market comparables within the utility and energy industries. Generally, more emphasis is applied to the income approach as it represents management’s best estimate of future value. Key assumptions used in the income approach analyses include, but are not limited to, estimated future cash flows and the use of an appropriate discount rate. The market approach uses implied market multiples derived from comparable peer utilities and market transactions to estimate the fair value.

Estimated future cash flows under the income approach are based to a large extent on Duke Energy’s internal business plan, and adjusted as appropriate for Duke Energy’s views of market participant assumptions. Duke Energy’s internal business plan reflects management’s assumptions related to customer usage and attrition based on internal data and economic data obtained from third party sources, projected commodity pricing data and potential changes in environmental regulations. The business plan assumes the occurrence of certain events in the future, such as the outcome of future rate filings, future approved rates of returns on equity, anticipated earnings/returns related to significant future capital investments, continued recovery of cost of service and the renewal of certain contracts. Management also makes assumptions regarding the run rate of operation, maintenance and general and administrative costs based on the expected outcome of the aforementioned events. In estimating cash flows, Duke Energy incorporates expected growth rates, regulatory and economic stability, the ability to renew contracts and other factors, into its revenue and expense forecasts. Should the actual outcome of some or all of these assumptions differ significantly from the current assumptions, revisions to current cash flow assumptions could cause the fair value of Duke Energy’s reporting units to be significantly different in future periods.

One of the most significant assumptions that Duke Energy utilizes in determining the fair value of its reporting units under the income approach is the discount rate applied to the estimated future cash flows. Management determines the appropriate discount rate for each of its reporting units based on the WACC for each individual reporting unit. The WACC takes into account both the pre-tax cost of debt and cost of equity (a major component of the cost of equity is the current risk-free rate on twenty year U.S. Treasury bonds). In the 2012 step one impairment tests, Duke Energy considered implied WACC’s for certain peer companies in determining the appropriate WACC rates to use in its analysis. As each reporting unit has a different risk profile based on the nature of its operations, including factors such as regulation, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company specific risk premiums. For example, transmission and distribution reporting units generally would have a lower company specific risk premium as they do not have the higher level of risk associated with owning and operating generation assets nor do they have significant construction risk or risk associated with potential future carbon legislation or pending EPA regulations. The discount rates used for calculating the fair values as of August 31, 2012, for each of Duke Energy’s domestic reporting units were commensurate with the risks associated with each reporting unit and ranged from 5.2% to 7.1%. For Duke Energy’s international operations, a country specific risk adder based on the average of risk premium for each separate jurisdiction in which International Energy operates was added to the base discount rate to reflect the differing risk profiles of the jurisdictions and countries. This resulted in a discount rate for the August 31, 2012 goodwill impairment test for the international operations of 8.5%.

The underlying assumptions and estimates are made as of a point in time; subsequent changes, particularly changes in the discount rates or growth rates inherent in management’s estimates of future cash flows, could result in future impairment charges. Management continues to remain alert for any indicators that the fair value of a reporting unit could be below book value and will assess goodwill for impairment as appropriate.

The majority of Duke Energy’s business is in environments that are either fully or partially rate-regulated. In such environments, revenue requirements are adjusted periodically by regulators based on factors including levels of costs, sales volumes and costs of capital. Accordingly, Duke Energy’s regulated utilities operate to some degree with a buffer from the direct effects, positive or negative, of significant swings in market or economic conditions. However, changes in discount rates may have a significant impact on the fair value of equity. As of August 31, 2012, all of the USFE&G

PART II

reporting units’ estimated fair value of equity exceeded the carrying value of equity by more than 10%, except Progress Energy Florida which has preliminarily been allocated goodwill of $2,457 million. Management will continue to monitor changes in the business, as well as overall market conditions and economic factors that could require additional impairment tests.

As discussed in Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments”, the fair value of USFE&G’s Progress Energy Florida reporting unit and Commercial Power’s Renewables reporting unit are impacted by a multitude of factors, including legislative actions related to tax credit extensions, long-term growth rate assumptions, the market price of power and discount rates. As of December 31, 2012, the Progress Energy Florida reporting unit and the Renewables reporting unit’s estimated fair value of equity exceeded the carrying value of equity by less than 10%. Management continues to monitor these assumptions for any indicators that the fair value of the reporting unit could be below the carrying value, and will assess goodwill for impairment as appropriate

Long-Lived Asset Impairment Assessments

Property, plant and equipment is stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Duke Energy evaluates property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with the carrying value of the assets. Performing an impairment evaluation involves a significant degree of estimation and judgment in areas such as identifying circumstances that indicate an impairment may exist, identifying and grouping affected assets, and developing the undiscounted future cash flows associated with the asset. Additionally, determining the fair value of the asset requires probability weighting the future cash flows to reflect expectations about possible variations in their amounts or timing and the selection of an appropriate discount rate. Although cash flow estimates are based on relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the asset and recording a loss if the carrying value is greater than the fair value. For assets identified as held for sale, the carrying value is compared to the estimated fair value less the cost to sell in order to determine if an impairment loss is required. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change.

When it becomes probable that regulated generation, transmission or distribution assets have been abandoned, the cost of the asset is removed from plant in service. The value that may be retained as an asset on the balance sheet for the abandoned property is dependent upon amounts that may be recovered through regulated rates, including any return. As such, an impairment charge could be offset by the establishment of a regulatory asset if rate recovery is probable.

As discussed further in Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” in the third quarter of 2012, Duke Energy Carolinas and Progress Energy Carolinas recorded certain impairment charges in conjunction with the merger between Duke Energy and Progress Energy. In the third quarter of 2011, Commercial Power recorded $79 million of pre-tax impairment charges related to Clean Air Act emission allowances which were no longer expected to be used as a result of the issuance of the final Cross State Air Pollution Rule. In the second quarter of 2010, Commercial Power recorded $160 million of pre-tax impairment charges related to certain generating assets and emission allowances in the Midwest to write-down the value of these assets to their estimated fair value, which was impacted by the EPA’s rules on emissions of NOx and SO2. These impairment charges are recorded in Goodwill and Other Impairment Charges on Duke Energy’s Consolidated Statement of Operations.

Revenue Recognition

Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Operating revenues include unbilled electric and gas revenues earned when service has been delivered but not billed by the end of the accounting period. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour (kWh) or per Mcf for all customer classes to the number of estimated kWh or Mcf delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per MW to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns, customer mix and the average price in effect for customer classes.

At December 31, 2012 and 2011, Duke Energy had $920 million and $674 million, respectively, of unbilled revenues within Restricted Receivables of Variable Interest Entities and Receivables on the Consolidated Balance Sheets.

Accounting for Loss Contingencies

Duke Energy is involved in certain legal and environmental matters that arise in the normal course of business. In the preparation of its consolidated financial statements, management makes judgments regarding the future outcome of contingent events and records a loss contingency when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. Management regularly reviews current information available to determine whether such accruals should be adjusted and whether new accruals are required. Estimating probable losses requires analysis of multiple forecasts and scenarios that often depend on judgments about potential actions by third parties, such as federal, state and local courts and other regulators. Contingent liabilities are often resolved over long periods of time. Amounts recorded in the consolidated financial statements may differ from the actual outcome once the contingency is resolved, which could have a material impact on future results of operations, financial position and cash flows of Duke Energy.

Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985. Amounts recognized as asbestos-related reserves in the respective Consolidated Balance Sheets totaled $751 million and $801 million as of December 31, 2012 and 2011, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2030. Management believes that it is possible there will be additional claims filed against Duke Energy after 2030. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2030 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy may incur asbestos liabilities in excess of the recorded reserves.

PART II

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy’s cumulative payments began to exceed the self insurance retention on its insurance policy in 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $935 million in excess of the self insured retention. Insurance recoveries of $781 million and $813 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2012 and 2011, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

For further information, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Accounting for Income Taxes

Significant management judgment is required in determining Duke Energy’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against Duke Energy’s net deferred tax assets, if any.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the book basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The probability of realizing deferred tax assets is based on forecasts of future taxable income and the use of tax planning that could impact the ability to realize deferred tax assets. If future utilization of deferred tax assets is uncertain, a valuation allowance may be recorded against certain deferred tax assets.

In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the impacts of various items, including changes to income tax laws, Duke Energy’s forecasted financial condition and results of operations in future periods, as well as results of audits and examinations of filed tax returns by taxing authorities. Although management believes current estimates are reasonable, actual results could differ from these estimates.

Significant judgment is also required in computing Duke Energy’s quarterly effective tax rate (ETR). The ETR calculations are revised each quarter based on the best annual tax assumptions available at that time, including, but not limited to, income levels, deductions and credits. In accordance with interim tax reporting rules, a tax expense or benefit is recorded every quarter to adjust for the difference in tax expense computed based on the actual year-to-date ETR versus the forecasted annual ETR, excluding discrete items impacting income tax expense that have occurred year-to-date.

Duke Energy recognizes tax benefits for positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. Duke Energy records the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Significant management judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized in the Consolidated Financial Statements. Management reevaluates tax positions when new information about recognition or measurement becomes available. The portion of the tax benefit which is uncertain is disclosed in the notes to the Consolidated Financial Statements.

Undistributed foreign earnings associated with International Energy’s operations are considered indefinitely reinvested. As a result, no U.S. tax is recorded on such earnings. This assertion is based on management’s determination that the cash held in International Energy’s foreign jurisdictions is not needed to fund the operations of its U.S. operations and that International Energy either has invested or has intentions to reinvest such earnings. While management currently intends to indefinitely reinvest all of International Energy’s unremitted earnings, should circumstances change, Duke Energy may need to record additional income tax expense in the period in which such determination changes. The cumulative undistributed earnings as of December 31, 2012, on which Duke Energy has not provided deferred U.S. income taxes and foreign withholding taxes is approximately $2.0 billion. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated at between $275 million and $350 million.

For further information, see Note 24 to the Consolidated Financial Statements, “Income Taxes.”

Pension and Other Post-Retirement Benefits

The calculation of pension expense, other post-retirement benefit expense and pension and other post-retirement liabilities require the use of assumptions. Changes in these assumptions can result in different expense and reported liability amounts, and future actual experience can differ from the assumptions. Duke Energy believes that the most critical assumptions for pension and other post-retirement benefits are the expected long-term rate of return on plan assets and the assumed discount rate. Additionally, medical and prescription drug cost trend rate assumptions are critical to Duke Energy’s estimates of other post-retirement benefits.

Funding requirements for defined benefit plans are determined by government regulations. Duke Energy made voluntary contributions to its defined benefit retirement plans of $200 million in 2012, $200 million in 2011, and $400 million in 2010 and mandatory contributions of $104 million in 2012. In 2013, Duke Energy anticipates making $350 million of contributions to its defined benefit plans.

Duke Energy and its subsidiaries, including Progress Energy and Cinergy, maintain, and the Subsidiary Registrants participate in, non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which may vary with age and years of service) of current eligible earnings and current interest credits. Certain Progress Energy and Cinergy U.S. employees are covered under plans that use a final average earnings formula. Under the Cinergy final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 3-year average earnings, plus a percentage of their highest 3-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 3-year average earnings times years of participation in excess of 35 years. Under the Progress Energy final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 4-year average earnings, plus a percentage of their highest 4-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 4-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans which cover certain executives.

PART II

Duke Energy and most of its subsidiaries provide, and the Subsidiary Registrants participate in, some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Certain employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

Duke Energy recognized pre-tax qualified pension cost of $117 million in 2012. In 2013, Duke Energy’s pre-tax qualified pension cost is expected to be $61 million higher than in 2012 resulting primarily from a 2013 decrease in the discount rate on obligations and  expected long-term rate of return on assets, and 12 months of expense recognition in 2013 for the Progress Energy plans. Duke Energy recognized pre-tax nonqualified pension cost of $19 million and pre-tax other post-retirement benefits cost of $80 million, in 2012. In 2013, pre-tax non-qualified pension cost is expected to be approximately the same amount as in 2012. In 2013, pre-tax other post-retirement benefits costs are expected to be approximately $46 million higher than in 2012 resulting primarily from  12 months of expense recognition in 2013 for the Progress Energy plans.

For both pension and other post-retirement plans, Duke Energy assumes that its plan’s assets will generate a long-term rate of return of 7.75% as of December 31, 2012. The assets for Duke Energy’s pension and other post-retirement plans are maintained in two master trusts, the Duke Energy Master Retirement Trust and the Progress Energy Master Trust. The investment objective of the master trusts is to achieve reasonable returns on trust assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants. The asset allocation targets were set after considering the investment objective and the risk profile. U.S. equities are held for their high expected return. Non-U.S. equities, debt securities, hedge funds, real estate and other global securities are held for diversification. Investments within asset classes are to be diversified to achieve broad market participation and reduce the impact of individual managers on investments. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate. Duke Energy also invests other post-retirement assets in the Duke Energy Corporation Employee Benefits Trust (VEBA I). The investment objective of VEBA I is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants. VEBA I is passively managed.

The expected long-term rate of return of 7.75% for the plan’s assets was developed using a weighted average calculation of expected returns for the master trusts based primarily on future expected returns across asset classes considering the use of active asset managers. The weighted average returns expected by asset classes for the Duke Energy Retirement Master Trust were 2.53% for U.S. equities, 1.46% for Non-U.S. equities, 0.97% for global equities, 1.65% for debt securities, 0.36% for global private equity, 0.22% for hedge funds, 0.28% for real estate and 0.28% for other global securities. The weighted average returns expected by asset classes for the Progress Energy Master Trust were 1.83% for U.S. equities, 1.41% for Non-U.S. equities, 0.78% for global equities, 1.67% for debt securities, 1.20% for global private equity, 0.57% for hedge funds, 0.08% for real estate and 0.21% for other global securities

Duke Energy discounted its future U.S. pension and other post-retirement obligations using a rate of 4.1% as of December 31, 2012. The discount rates used to measure benefit plan benefit obligations for financial reporting purposes should reflect rates at which pension benefits could be effectively settled. As of December 31, 2012, Duke Energy determined its discount rate for U.S. pension and other post-retirement obligations using a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in Duke Energy’s pension and post-retirement plans will impact Duke Energy’s future pension expense and liabilities. Management cannot predict with certainty what these factors will be in the future. The following table presents the approximate effect on Duke Energy’s 2012 pre-tax pension expense, pension obligation and other post-retirement benefit obligation if a 0.25% change in rates were to occur.

	Qualified and Non-Qualified Pension Plans		Other Post-retirement Plans
(in millions)	+0.25%	-0.25%	+0.25%	-0.25%
Effect on 2012 pre-tax pension expense
Expected long-term rate of return	$(12)	$12	$-	$-
Discount rate	(8)	8	(1)	1
Effect on benefit obligation at December 31, 2012
Discount rate	$(123)	$127	$(15)	$16

Duke Energy’s U.S. post-retirement plan uses a medical care trend rate which reflects the near and long-term expectation of increases in medical health care costs. Duke Energy’s U.S. post-retirement plan uses a prescription drug trend rate which reflects the near and long-term expectation of increases in prescription drug health care costs. As of December 31, 2012, the medical care trend rates were 8.5%, which grades to 5.00% by 2020. The following table presents the approximate effect on Duke Energy’s 2012 pre-tax other post-retirement expense and other post-retirement benefit obligation if a 1% point change in the health care trend rate were to occur.

	Other Post-retirement Plans
(in millions)	+1.0%	-1.0%
Effect on 2012 other post-retirement expense	$9	$(7)
Effect on other post-retirement benefit obligation at December 31, 2012	164	(133)

PART II

LIQUIDITY AND CAPITAL RESOURCES

Overview

At December 31, 2012, Duke Energy had cash and cash equivalents and short-term investments of $1.8 billion, of which $1.1 billion is held in foreign jurisdictions and is forecasted to be used to fund the operations of and investments in International Energy. To fund its domestic liquidity and capital requirements, Duke Energy relies primarily upon cash flows from operations, borrowings, and its existing cash and cash equivalents. The relatively stable operating cash flows of USFE&G compose a substantial portion of Duke Energy’s cash flows from operations and it is anticipated that it will continue to do so for the foreseeable future. A material adverse change in operations, or in available financing, could impact Duke Energy’s ability to fund its current liquidity and capital resource requirements. Weather conditions, commodity price fluctuations and unanticipated expenses, including unplanned plant outages and storms, could affect the timing and level of internally generated funds.

Ultimate cash flows from operations are subject to a number of factors, including, but not limited to, regulatory constraints, economic trends and market volatility (see Item 1A. “Risk Factors” for details).

Duke Energy’s projected capital and investment expenditures for the next three fiscal years are included in the table below.

(in millions)	2013	2014	2015
U.S. Franchised Electric and Gas	$5,300	$5,025	$5,400
Commercial Power, International Energy and Other	575	375	350
Total committed expenditures	5,875	5,400	5,750
Discretionary expenditures	425	625	600
Total projected capital and investment expenditures	$6,300	$6,025	$6,350

Duke Energy continues to focus on reducing risk and positioning its business for future success and will invest principally in its strongest business sectors. Based on this goal, the majority of Duke Energy’s total projected capital expenditures are allocated to the
USFE&G segment. The table below includes the components of projected capital expenditures for USFE&G for the next three fiscal years.

	2013	2014	2015
Infrastructure growth and nuclear projects	28%	29%	35%
Maintenance	57%	51%	44%
Nuclear fuel	9%	11%	10%
Environmental	6%	9%	11%
Total projected U.S. Franchised Electric and Gas capital and investment expenditures	100%	100%	100%

With respect to the 2013 capital expenditure plan, Duke Energy has flexibility within its $6.3 billion budget to defer or eliminate certain spending should economic or financing conditions deteriorate. Of the $6.3 billion budget, $1.3 billion relates to projects for which management has committed capital, including, but not limited to, the final construction of the Edwardsport IGCC plant and the Sutton combined cycle gas-fired facility, and management intends to spend those capital dollars in 2013 irrespective of broader economic factors. $4.6 billion of projected 2013 capital expenditures are expected to be used primarily for overall system maintenance and upgrades, customer connections, compliance with new environmental requirements and corporate capital expenditures. Although these expenditures are ultimately necessary to ensure overall system maintenance and reliability, the timing of the expenditures may be influenced by broad economic conditions and customer growth, thus management has more flexibility in terms of when these dollars are actually spent. The remaining planned 2013 capital expenditures of $0.4 billion are of a discretionary nature and relate to growth opportunities in which Duke Energy may invest, provided there are opportunities that meet return expectations.

As a result of Duke Energy’s significant commitment to modernize its generating fleet through the construction of new units, the ability to cost effectively manage the construction phase of current and future projects is critical to ensuring full and timely recovery of costs of construction. Should Duke Energy encounter significant cost overruns above amounts approved by the various state commissions, and those amounts are disallowed for recovery in rates, or if construction costs of renewable generation exceed amounts provided through power sales agreements and tax credits, future cash flows and results of operations could be adversely impacted.

Duke Energy’s capitalization is balanced between debt and equity as shown in the table below.

	Projected	Actual	Actual
	2013	2012	2011
Equity	50%	50%	52%
Debt	50%	50%	48%

Duke Energy’s fixed charges coverage ratio, calculated using SEC guidelines, was 2.5 times for 2012, 3.2 times for 2011, and 3.0 times for 2010.

In 2013, Duke Energy currently anticipates issuing additional debt of $4.3 billion, primarily for the purpose of funding capital expenditures and debt maturities. Due to the flexibility in the timing of projected 2013 capital expenditures, the timing and amount of debt issuances throughout 2013 could be influenced by changes in capital spending.

Duke Energy has access to a $6 billion master credit facility, which is not restricted upon general market conditions. At December 31, 2012, Duke Energy has available borrowing capacity of $4.9 billion under this facility. Management currently believes that amounts available under its revolving master credit facility are accessible should there be a need to generate additional short-term financing in 2013. Management expects that cash flows from operations and issuances of debt will be sufficient to cover the 2013 funding requirements related to capital and investments expenditures, dividend payments and debt maturities. See “Credit Facilities” section below for additional information regarding Duke Energy’s credit facility.

Duke Energy monitors compliance with all debt covenants and restrictions and does not currently believe it will be in violation or breach of its significant debt covenants during 2013. However, circumstances could arise that may alter that view. If and when management had a belief that such

PART II

potential breach could exist, appropriate action would be taken to mitigate any such issue. Duke Energy also maintains an active dialogue with the credit rating agencies.

Duke Energy periodically evaluates the impact of repatriation of cash generated and held in foreign countries. Duke Energy’s current intent is to indefinitely reinvest foreign earnings. However, circumstances could arise that may alter that view, including a future change in tax law governing U.S. taxation of foreign earnings. If Duke Energy were to decide to repatriate foreign generated and held cash, recognition of material U.S. federal income tax liabilities could be required.

Cash Flow Information

The following table summarizes Duke Energy’s cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2012	2011	2010
Cash flows provided by (used in):
Operating activities	$5,244	$3,672	4,511
Investing activities	(6,197)	(4,434)	(4,423)
Financing activities	267	1,202	40
Net (decrease) increase in cash and cash equivalents	(686)	440	128
Cash and cash equivalents at beginning of period	2,110	1,670	1,542
Cash and cash equivalents at end of period	$1,424	$2,110	$1,670

Operating Cash Flows

The following table summarizes key components of Duke Energy’s operating cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2012	2011	2010
Net income	$1,782	$1,714	$1,323
Non-cash adjustments to net income	3,769	2,628	2,972
Contributions to qualified pension plans	(304)	(200)	(400)
Working capital	(3)	(470)	616
Net cash provided by operating activities	$5,244	$3,672	$4,511

The increase in cash provided by operating activities in 2012 as compared to 2011 was driven primarily by:

•

An approximately $1,210 million increase in net income after non-cash adjustments (depreciation and amortizations, higher Edwardsport charges, severance expense and other Progress Energy merger related costs), resulting from the inclusion of Progress Energy's results beginning July 2, 2012 and the impact of the 2011 North Carolina and South Carolina rate cases, net of unfavorable weather; and

•

A $560 million increase in traditional working capital, mainly due to an increase in current year vacation and incentive accruals and prior year refund of North Carolina overcollected fuels costs and current year overcollection of North Carolina and South Carolina fuel costs, partially offset by;

•	A $100 million increase in contributions to company sponsored pension plans due to contributions for Progress Energy pension plans.

The decrease in cash provided by operating activities in 2011 as compared to 2010 was driven primarily by:

•

Changes in traditional working capital amounts principally due to a increase in coal inventory, resulting mainly from milder weather and changes in the timing of payment of accounts payable and accrued liabilities, partially offset by;

•	A $200 million decrease in contributions to company sponsored pension plans due to 2010 pre-funding of contributions resulting from favorable borrowing conditions.

Investing Cash Flows

The following table summarizes key components of Duke Energy’s investing cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2012	2011	2010
Capital, investment and acquisition expenditures	$(5,958)	$(4,464)	$(4,855)
Available for sale securities, net	(182)	(131)	95
Proceeds from sales of equity investments and other assets, and sales of and collections on notes receivable	212	118	406
Other investing items	(269)	43	(69)
Net cash used in investing activities	$(6,197)	$(4,434)	$(4,423)

The primary use of cash related to investing activities is capital, investment and acquisition expenditures, detailed by reportable business segment in the following table.

	Years Ended December 31,
(in millions)	2012	2011	2010
U.S. Franchised Electric and Gas	$4,220	$3,717	$3,891
Commercial Power	1,038	492	525
International Energy	551	114	181
Other	149	141	258
Total capital, investment and acquisition expenditures	$5,958	$4,464	$4,855

The increase in cash used in investing activities in 2012 as compared to 2011 is primarily due to the following:

•

A $1,490 million increase in capital, investment and acquisition expenditures primarily due to the inclusion of Progress Energy's capital expenditures beginning July 2, 2012, higher expenditures on renewable energy projects and the Chilean hydro acquisition, net of lower spending on Duke Energy's ongoing infrastructure modernization program as these projects near completion and

•	A $440 million increase in restricted cash primarily due to a secured debt issuance related to Chilean hydro acquisition.

The increase in cash used in investing activities in 2011 as compared to 2010 is primarily due to the following:

•

A $290 million decrease in proceeds from sales of equity investments and other assets, and sales of and collections on notes receivable as result of cash received in 2010 from the sale of a 50% interest in DukeNet and the sale of Duke Energy’s 30% interest in Q-Comm, partially offset by the 2011 sale of Windstream stock received in conjunction with the Q-Comm sale in December 2010 and

•	A $230 million increase in purchases of available-for-sale securities, net of proceeds, due to the investment of excess cash held in foreign jurisdictions.

These increases in cash used were partially offset by the following:

•	A $390 million decrease in capital, investment and acquisition expenditures primarily due to construction of the Edwardsport IGCC plant and Cliffside Unit 6 nearing completion.

PART II

Financing Cash Flows

The following table summarizes key components of Duke Energy’s financing cash flows for the three most recently completed fiscal years.

	Years Ended December 31,
(in millions)	2012	2011	2010
Issuance of common stock related to employee benefit plans	$23	$67	$302
Issuance of long-term debt, net	1,672	2,292	1,091
Notes payable and commercial paper	278	208	(55)
Dividends paid	(1,752)	(1,329)	(1,284)
Other financing items	46	(36)	(14)
Net cash provided by financing activities	$267	$1,202	$40

The decrease in net cash provided by financing activities in 2012 as compared to 2011 was due primarily to the following:

•	A $620 million decrease in net issuances of long-term debt, primarily due to the timing of issuances and redemptions between years and

•

A $420 million increase in quarterly dividends primarily due to an increase in common shares outstanding, resulting from the merger with Progress Energy and an increase in dividends per share from $0.75 to $0.765 in the third quarter of 2012. The total annual dividend per share was $3.03 in 2012 compared to $2.97 in 2011;

These decreases in cash provided were partially offset by:

•	A $70 million increase in proceeds from net issuances of notes payable and commercial paper, primarily due to the PremierNotes program, net of paydown of commercial paper.

The increase in net cash provided by financing activities in 2011 as compared to 2010 was due primarily to the following:

•	A $1,200 million net increase in long-term debt primarily due to financings associated with the ongoing fleet modernization program and

•	A $260 million increase in proceeds from net issuances of notes payable and commercial paper, primarily due to PremierNotes and commercial paper issuances.

•	These increases in cash provided were partially offset by:

A $240 million decrease in proceeds from the issuances of common stock primarily related to the Dividend Reinvestment Plan (DRIP) and other internal plans, due to the discontinuance of new share issuances in the first quarter of 2011 and

•

A $50 million increase in dividends paid in 2011 due to an increase in dividends per share from $0.735 to $0.75 in the third quarter of 2011. The total annual dividend per share was $2.97 in 2011 compared to $2.91 in 2010.

Significant Notes Payable and Long-Term Debt Activities – 2012 - 2013.

Duke Energy’s outstanding long-term debt, including current maturities as of December 31, 2012, includes approximately $17.8 billion assumed in the merger with Progress Energy. This amount includes $2.3 billion of fair value adjustments recorded in connection with purchase accounting for the Progress Energy merger, which are not part of future principal payments and will amortize over the remaining life of the debt. See Note 2 to the Consolidated Financial Statements “Acquisitions, Dispositions and Sales of Other Assets” for additional information related to the merger with Progress Energy.

On February 6, 2013, Duke Energy announced that it will redeem all shares of the three and five series of preferred stock issued by Progress Energy Carolinas and Progress Energy Florida, respectively, of $93 million on March 8, 2013.

 In January 2013, Duke Energy issued $500 million of unsecured junior subordinated debentures, which carry a fixed interest rate of 5.125%, are callable at par after five years and mature January 15, 2073. Proceeds from the issuance were used to redeem at par $300 million of 7.10% junior subordinated debt in February 2013, with the remainder to repay a portion of commercial paper as it matures, to fund capital expenditures of our unregulated businesses and for general corporate purposes.

In December 2012, Duke Energy entered credit agreements with a commercial bank for a $190 million bridge loan and a $200 million revolving loan. The bridge loan carries a variable interest rate equal to the 180-day Libor rate plus 0.80% and matures on June 20, 2013. The revolving loan carries a variable interest rate equal to the 360-day Libor rate plus 1.35% and is payable in full on December 20, 2013; Duke Energy has the right to extend the term of the revolving loan for an additional 1-year terms, not to exceed a final maturity of 13 years from the date of the initial funding. Both loans are collateralized with cash deposits equal to 101% of the loan amounts, and therefore no net proceeds from the financings exist as of December 31, 2012.

In December 2012, Los Vientos Windpower IA, LLC (Los Vientos 1A) and Los Vientos Windpower 1B, LLC (Los Vientos 1B), subsidiaries of Duke Energy Generation Services, Inc. (DEGS) an indirect wholly owned subsidiary of Duke Energy, each entered into long-term loan agreements of $246 million and $177 million, respectively.  Of the total loan amounts for Los Vientos 1A and Los Vientos 1B, $110 million for each is at a fixed interest rate of

PART II

4.740% that mature in June, 2037 and June, 2036, respectively. The remainder of the Los Vientos 1A and Los Vientos 1B loan amounts of $136 million and $67 million, respectively, is at the six month adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin that was initially set at 2.774% for each loan. In connection with the variable rate portion of the loans, Los Vientos 1A and Los Vientos 1B entered into interest rate swaps to convert the substantial majority of the variable rate loan interest payments from a variable rate to a fixed rate of 2.055% and 2.0175%, respectively, plus the applicable margin, which was 2.25% as of December 31, 2012 for each loan and each of these loans is due to mature June 30, 2030. The collateral for the loans are substantially all of the assets of Los Vientos Windpower IA, LLC and Los Vientos Windpower 1B, LLC. Proceeds from the issuances will be used to help fund the existing wind portfolio.

In November 2012, Progress Energy Florida issued $650 million principal amount of first mortgage bonds, of which $250 million carry a fixed interest rate of 0.65% and mature November 15, 2015 and $400 million carry a fixed interest rate of 3.85% and mature November 15, 2042. Proceeds from the issuances will be used to repay $425 million 4.80% first mortgage bonds due March 1, 2013, as well as for general corporate purposes.

In September 2012, Duke Energy Carolinas issued $650 million principal amount of first mortgage bonds, which carry a fixed interest rate of 4.00% and mature September 30, 2042.  Proceeds from the issuance were used to repay at maturity the $420 million debentures due through November 2012, as well as for general corporate purposes, including the funding of capital expenditures.

In August 2012, Duke Energy Corporation issued $1.2 billion of senior unsecured notes, of which $700 million carry a fixed interest rate of 1.625% and mature August 15, 2017 and $500 million carry a fixed interest rate of 3.05% and mature August 15, 2022. Proceeds from the issuances were used to repay at maturity Duke Energy Ohio’s $500 million debentures due September 15, 2012 as well as for general corporate purposes, including the repayment of commercial paper.

In April 2012, Duke Energy executed a joint venture agreement with Sumitomo Corporation of America (SCOA). Under the terms of the agreement, Duke Energy and SCOA each own a 50% interest in the joint venture (DS Cornerstone, LLC), which owns two wind generation projects. The facilities began commercial operations in June 2012 and August 2012. Duke Energy and SCOA also negotiated a $330 million, Construction and 12-year amortizing Term Loan Facility, on behalf of the borrower, a wholly owned subsidiary of the joint venture. The loan agreement is non-recourse to Duke Energy. Duke Energy received proceeds of $319 million upon execution of the loan agreement. This amount represents reimbursement of a significant portion of Duke Energy’s construction costs incurred as of the date of the agreement. See Note 18 to the Consolidated Financial Statements, “Variable Interest Entities” for further information.

In March 2012, Duke Energy Indiana issued $250 million principal amount of first mortgage bonds, which carry a fixed interest rate of 4.20% and mature March 15, 2042. Proceeds from the issuance were used to repay a portion of Duke Energy Indiana’s outstanding short-term debt.

In January 2012, Duke Energy Carolinas used proceeds from its December 2011 $1 billion issuance of principal amount of first mortgage bonds to repay $750 million 6.25% senior unsecured notes that matured January 15, 2012.

Significant Notes Payable and Long-Term Debt Activities — 2011.

In December 2011, Duke Energy Carolinas issued $1 billion principal amount of first mortgage bonds, of which $350 million carry a fixed interest rate of 1.75% and mature December 15, 2016 and $650 million carry a fixed interest rate of 4.25% and mature December 15, 2041. Proceeds from the issuances were used to repay $750 million 6.25% senior unsecured notes which matured January 15, 2012, with the remainder to fund capital expenditures and for general corporate purposes.

In November 2011, Duke Energy issued $500 million of senior unsecured notes, which carry a fixed interest rate of 2.15% and mature November 15, 2016. Proceeds from the issuance will be used to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

In the third quarter of 2011, Duke Energy issued an additional $450 million in Commercial Paper. Proceeds from this issuance were used for general corporate purposes. In the fourth quarter of 2011, Duke Energy repaid $375 million of Commercial Paper with the proceeds from the August 2011 Duke Energy debt issuances discussed below.

In August 2011, Duke Energy issued $500 million principal amount of senior unsecured notes, which carry a fixed interest rate of 3.55% and mature September 15, 2021. Proceeds from the issuance were used to repay a portion of Duke Energy’s commercial paper, as discussed above, as it matures, to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

In May 2011, Duke Energy Carolinas issued $500 million principal amount of first mortgage bonds, which carry a fixed interest rate of 3.90% and mature June 15, 2021. Proceeds from this issuance were used to fund capital expenditures and for general corporate purposes.

Significant Notes Payable and Long-Term Debt Activities — 2010.

In December 2010, Top of the World Wind Energy, LLC, a subsidiary of DEGS, an indirect wholly owned subsidiary of Duke Energy, entered into a long-term loan agreement for $193 million principal amount maturing in December 2028. The collateral for this loan is substantially all of the assets of Top of the World Windpower LLC. The initial interest rate on the notes is the six month adjusted LIBOR plus an applicable margin. In connection with this debt issuance, DEGS entered into an interest rate swap to convert the substantial majority of the loan interest payments from a variable rate to a fixed rate of 3.465% plus the applicable margin, which was 2.375% as of December 31, 2012. Proceeds from the issuance will be used to help fund the existing wind portfolio.

In September 2010, Duke Energy Carolinas converted $143 million of tax-exempt variable-rate demand bonds to tax-exempt term bonds, which carry a fixed interest rate of 4.375% and mature October 2031. Prior to the conversion, the bonds were held by Duke Energy Carolinas as treasury bonds. In connection with the conversion, the tax-exempt bonds were secured by a series of Duke Energy Carolinas’ first mortgage bonds.

In September 2010, Duke Energy Carolinas converted $100 million of tax-exempt variable-rate demand bonds, to tax-exempt term bonds, which carry a fixed interest rate of 4.625% and mature November 1, 2040. In connection with the conversion, the tax-exempt bonds were secured by a series of Duke Energy Carolinas’ first mortgage bonds.

In September 2010, Duke Energy Indiana refunded $70 million of tax-exempt auction rate bonds through the issuance of $70 million principal amount of tax-exempt term bonds, of which $60 million carry a fixed interest rate of 3.375% and mature March 1, 2019, and $10 million carry a fixed interest rate of 3.75% and mature April 1, 2022. In connection with the conversion, the tax-exempt bonds were secured by a series of Duke Energy Indiana’s first mortgage bonds.

In July 2010, Duke Energy Indiana issued $500 million principal amount of 3.75% first mortgage bonds due July 15, 2020. Proceeds from the issuance were used to repay $123 million of borrowings under the Master Credit Facility, to fund Duke Energy Indiana’s ongoing capital expenditures and for general corporate purposes.

PART II

In July 2010, International Energy issued $281 million principal amount in Brazil, which carries an interest rate of 8.59% plus IGP-M (Brazil’s monthly inflation index) non-convertible debentures due July 2015. Proceeds of the issuance were used to refinance Brazil debt related to DEIGP and for future debt maturities in Brazil.

In June 2010, Duke Energy Carolinas issued $450 million principal amount of 4.30% first mortgage bonds due June 15, 2020. Proceeds from the issuance were used to fund Duke Energy Carolinas’ ongoing capital expenditures and for general corporate purposes.

In May 2010, Green Frontier Wind Power, LLC, a subsidiary of DEGS, an indirect wholly owned subsidiary of Duke Energy, entered into a long-term loan agreement for $325 million principal amount maturing in 2025. The collateral for this loan is a group of five wind farms located in Wyoming, Colorado and Pennsylvania. The initial interest rate on the notes is the six month adjusted LIBOR plus an applicable margin. In connection with this debt issuance, DEGS entered into an interest rate swap to convert the substantial majority of the loan interest payments from a variable rate to a fixed rate of approximately 3.4% plus the applicable margin, which was 2.5% as of December 30, 2012. Proceeds from the issuance were used to help fund the existing wind portfolio.

In March 2010, Duke Energy issued $450 million principal amount of 3.35% senior unsecured notes due April 1, 2015. Proceeds from the issuance were used to repay $274 million of borrowings under the master credit facility and for general corporate purposes.

Credit Facilities

Master Credit Facility Summary. In November 2011, Duke Energy entered into a $6 billion, 5-year master credit facility, expiring in November 2016, with $4 billion available at closing and the remaining $2 billion available following successful completion of the merger with Progress Energy. In October 2012, the Duke Energy Registrants reached an agreement with banks representing $5.63 billion of commitments under the master credit facility to extend the expiration date by one year to November 2017. Through November 2016, the available credit under this facility remains $6 billion. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. See the table below for the borrowing sublimits for each of the borrowers as of December 31, 2012. The amount available under the master credit facility is reduced by the use of the master credit facility to backstop the issuances of commercial paper, certain letters of credit and variable rate demand tax-exempt bonds that may be put to the Company at the option of the holder. Borrowing sublimits for the Subsidiary Registrants are also reduced for amounts outstanding under the money pool arrangement. The credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.

(in millions)	Duke Energy (Parent)	Duke Energy Carolinas	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana	Total
Facility Size(a)	$1,750	$1,250	$750	$750	$750	$750	$6,000
Notes Payable and Commercial Paper(b)	(195)	(300)	―	―	(104)	(201)	(800)
Outstanding Letters of Credit	(50)	(7)	(2)	(1)	―	―	(60)
Tax Exempt Bonds	―	(75)	―		(84)	(81)	(240)
Available Capacity	$1,505	$868	$748	$749	$562	$468	$4,900

(a)	Represents the sublimit of each borrower at December 31, 2012. The Duke Energy Ohio sublimit includes $100 million for Duke Energy Kentucky.
(b)

Duke Energy issued $450 million of Commercial Paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolina’s and Duke Energy Indiana’s Consolidated Balance Sheets.

In January 2012, Duke Energy Indiana and Duke Energy Kentucky collectively entered into a $156 million 2-year bilateral letter of credit agreement, under which Duke Energy Indiana and Duke Energy Kentucky may request the issuance of letters of credit up to $129 million and $27 million, respectively, on their behalf to support various series of variable-rate demand bonds. In addition, Duke Energy Indiana entered into a $78 million 2-year bilateral letter of credit facility. These credit facilities may not be used for any purpose other than to support the variable rate demand bonds issued by Duke Energy Indiana and Duke Energy Kentucky. In February 2012, letters of credit were issued corresponding to the amount of the facilities to support various series of tax-exempt bonds at Duke Energy Indiana and Duke Energy Kentucky. In February 2013, the letters of credit were amended to extend the expiration date to January 2015.

Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2012, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Ratings. Duke Energy and certain subsidiaries each hold credit ratings by Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P). Duke Energy’s corporate credit rating and issuer credit rating from Fitch, Moody’s and S&P, respectively, as of February 13, 2013 is BBB+, Baa2 and BBB, respectively. As of February 13, 2013, the Duke Energy Registrants’ have a stable outlook rating from Fitch and Moody’s, with the exception of Progress Energy Florida, which has a negative outlook at Fitch. In addition, the Duke Energy Registrants have a negative outlook rating from S&P.

 The following table includes the Duke Energy Registrants’ Senior Unsecured Credit Ratings as of February 13, 2013.

	Standard and Poor's	Moody's Investor Service	Fitch
Duke Energy Corporation	BBB	Baa2	BBB+
Duke Energy Carolinas	BBB+	A3	A
Progress Energy	BBB	Baa2	BBB
Progress Energy Carolinas	BBB+	A3	A
Progress Energy Florida	BBB+	Baa1	A-
Duke Energy Ohio	BBB+	Baa1	A-
Duke Energy Indiana	BBB+	Baa1	A-
Duke Energy Kentucky	BBB+	Baa1	A-

PART II

Duke Energy’s credit ratings are dependent on, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures and pay dividends on its common stock, while maintaining the strength of its current balance sheet. If, as a result of market conditions or other factors, Duke Energy is unable to maintain its current balance sheet strength, or if its earnings and cash flow outlook materially deteriorates, Duke Energy’s credit ratings could be negatively impacted.

Credit-Related Clauses.  Duke Energy may be required to repay certain debt should the credit ratings at Duke Energy Carolinas fall to a certain level at S&P or Moody’s. As of December 31, 2012, Duke Energy had $9 million of senior unsecured notes which mature serially through 2016 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB at S&P or Baa2 at Moody’s.

First Mortgage Bond Restrictions. The Subsidiary Registrants’ first mortgage bonds are secured under their respective mortgage indentures. Each mortgage constitutes a first lien on substantially all of the fixed properties of the respective company, subject to certain permitted encumbrances and exceptions. The lien of each mortgage also covers subsequently acquired property. Each mortgage allows the issuance of additional first mortgage bonds based on property additions, retirements of first mortgage bonds and the deposit of cash if certain conditions are satisfied. Most of the Subsidiary Registrants are required to pass a “net earnings” test in order to issue new first mortgage bonds, other than on the basis of retired bonds under certain circumstances. The test requires that the issuer’s adjusted net earnings, which is calculated based on results for 12 consecutive months within the prior 15 to 18 months, be at least twice the annual interest requirement for bonds currently outstanding and to be outstanding. Duke Energy Indiana’s and Progress Energy Florida’s ratios of net earnings to the annual interest requirement for bonds have at times in 2012 been below 2.0 times, due to various charges to operating expenses. As discussed in Note 4, Regulatory Matters, these charges and any future charges may impact future net earnings tests and affect the ability of Duke Energy Indiana and Progress Energy Florida to issue first mortgage bonds. In the event Duke Energy Indiana’s or Progress Energy Florida’s long-term debt requirements exceed its first mortgage bond capacity, Duke Energy Indiana or Progress Energy Florida can access alternative sources of capital, including, but not limited to issuing unsecured debt, borrowing under the money pool, entering into bilateral direct loan arrangements, and, if necessary, utilizing available capacity under the master credit facility. All other DEC registrants have earnings substantially in excess of the net earnings test requirement for issuing first mortgage bonds.

Other Financing Matters. The following table shows significant amounts presented as Current maturities of long-term debt on the Duke Energy Registrants respective Consolidated Balance Sheets as of December 31, 2012. The amounts were presented as Long-term debt as of December 31, 2011, except for the secured debt. The Duke Energy Registrants’ currently anticipates satisfying these obligations with proceeds from additional borrowings, unless otherwise noted.

(in millions)	Maturity Date	Interest Rate	December 31, 2012
Unsecured Debt:
Duke Energy (Parent)	June 2013	5.650%	$250
Duke Energy Indiana	September 2013	5.000%	400
Secured Debt:
Duke Energy(a)	December 2013	3.796%	423
Duke Energy (b)	June 2013	1.009%	190
First Mortgage Bonds:
Duke Energy Carolinas	November 2013	5.750%	400
Progress Energy Carolinas	September 2013	5.125%	400
Progress Energy Florida	March 2013	4.800%	425
Duke Energy Ohio	June 2013	2.100%	250
Other			372
Current maturities of long-term debt			$3,110

(a)		Represents a construction loan related to a renewable energy project that will be converted to a term loan once construction is complete.
(b)		Notes are fully offset with cash collateral, which is recorded in Other current assets in the Consolidated Balance Sheets as of December 31, 2012.

On November 13, 2012, Duke Energy filed a prospectus supplement to the September 2010 Form S-3 with the Securities and Exchange Commission (SEC), to sell up to $1 billion of fixed or variable rate unsecured senior notes, called InterNotes, due one year to 30 years from the date of issuance. The InterNotes will be issued in the retail markets as direct, unsecured and unsubordinated obligations of Duke Energy Corporation. The net proceeds from the sale of InterNotes will be used to fund capital expenditures in Duke Energy’s unregulated businesses and for general corporate purposes. The balance as of December 31, 2012 is $35 million, with maturities ranging from 10 to14 years. The notes reflect long-term debt obligations of Duke Energy and are reflected as Long-term debt on Duke Energy’s Consolidated Balance Sheets.

On March 1, 2012, Progress Energy, as a well-known seasoned issuer, Progress Energy Carolinas and Progress Energy Florida filed a combined shelf registration statement with the SEC, which became effective upon filing with the SEC. The registration statement is effective for three years and does not limit the amount or number of various securities that can be issued. On July 3, 2012, Progress Energy deregistered its equity securities from the registration statement in connection with the merger with Progress Energy, but retained its ability to issue senior debt securities and junior subordinated debentures under the registration statement. However, we do not expect Progress Energy to issue any new securities of these types in the

PART II

future. Under Progress Energy Carolinas’ and Progress Energy Florida’s registration statements, they may issue various long-term debt securities and preferred stock.

On April 4, 2011, Duke Energy filed a registration statement (Form S-3) with the SEC to sell up to $1 billion (maximum of $500 million of notes outstanding at any particular time) of variable denomination floating rate demand notes, called PremierNotes. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The balance as of December 31, 2012 and December 31, 2011, is $395 million and $79 million, respectively. The notes reflect a short-term debt obligation of Duke Energy and are reflected as Notes Payable and Commercial Paper on Duke Energy’s Consolidated Balance Sheets.

In September 2010, Duke Energy filed a Form S-3 with the SEC. Under this Form S-3, which is uncapped, Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.

Duke Energy has paid quarterly cash dividends for 87 consecutive years and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors.

Dividend and Other Funding Restrictions of Duke Energy Subsidiaries. As discussed in Note 4 to the Consolidated Financial Statements “Regulatory Matters”, Duke Energy’s wholly owned public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy via dividend, advance or loan as a result of conditions imposed by various regulators in conjunction with Duke Energy’s mergers with Cinergy and Progress Energy. Progress Energy Carolinas and Progress Energy Florida also have restrictions imposed by their first mortgage bond indentures and Articles of Incorporation which, in certain circumstances, limited their ability to make cash dividends or distributions on common stock. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At December 31, 2012, the amount of restricted net assets of wholly owned subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend is $10.3 billion. However, Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated equity accounts. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have any significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.

Off-Balance Sheet Arrangements

Duke Energy and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications.

Most of the guarantee arrangements entered into by Duke Energy enhance the credit standing of certain subsidiaries, non-consolidated entities or less than wholly owned entities, enabling them to conduct business. As such, these guarantee arrangements involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Energy, either on its own or on behalf of Spectra Energy Capital, LLC (Spectra Capital) through indemnification agreements entered into as part of the spin-off of Spectra Energy Corp (Spectra Energy), having to honor its contingencies is largely dependent upon the future operations of the subsidiaries, investees and other third parties, or the occurrence of certain future events.

Duke Energy performs ongoing assessments of their respective guarantee obligations to determine whether any liabilities have been incurred as a result of potential increased non-performance risk by third parties for which Duke Energy has issued guarantees.

See Note 7 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further details of the guarantee arrangements.

Issuance of these guarantee arrangements is not required for the majority of Duke Energy’s operations. Thus, if Duke Energy discontinued issuing these guarantees, there would not be a material impact to the consolidated results of operations, cash flows or financial position.

Other than the guarantee arrangements discussed above and normal operating lease arrangements, Duke Energy does not have any material off-balance sheet financing entities or structures. For additional information on these commitments, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Contractual Obligations

Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes Duke Energy’s contractual cash obligations as of December 31, 2012.

	Payments Due By Period
(in millions)	Total	Less than 1 year (2013)	2-3 years (2014 & 2015)	4-5 years (2016 & 2017)	More than 5 years (2018 & beyond)
Long-term debt(a)	$35,461	$2,974	$4,472	$3,285	$24,730
Interest payments on long-term debt(b)	23,031	1,671	2,922	2,585	15,853
Capital leases(c)	2,713	210	361	363	1,779
Operating leases(c)	1,682	171	295	235	981
Purchase obligations:(d)
Fuel and purchased power(e)	24,860	5,011	6,871	3,319	9,659
Other purchase obligations(f)	3,271	1,338	817	251	865
Uncertain tax positions(g)	-	-	-	-	-
Nuclear decommissioning trust annual funding(h)	1,712	92	183	183	1,254
Total contractual cash obligations(i)	$92,730	$11,467	$15,921	$10,221	$55,121

(a)	See Note 6 to the Consolidated Financial Statements, “Debt and Credit Facilities.”
(b)	Interest payments on variable rate debt instruments were calculated using current interest rates and holding them constant for the life of the instruments.
(c)

See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.” Amounts in the table above include the interest component of capital leases based on the interest rates stated in the lease agreements and exclude certain related executory costs.

(d)	Current liabilities, except for current maturities of long-term debt, and purchase obligations reflected in the Consolidated Balance Sheets, have been excluded from the above table.
(e)

Includes contractual obligations to purchase physical quantities of electricity, coal, nuclear fuel and limestone, including a total of $195 million for nuclear fuel contractual obligations related to Crystal River Unit 3. Also includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity and natural gas transportation contracts, as well as undesignated contracts and contracts that qualify as normal purchase/normal sale (NPNS). For contracts where the price paid is based on an index, the amount is based on market prices at December 31, 2012. For certain of these amounts, Duke Energy may settle on a net cash basis since Duke Energy has entered into payment netting arrangements with counterparties that permit Duke Energy to offset receivables and payables with such counterparties.

(f)

Includes contracts for software, telephone, data and consulting or advisory services. Amount also includes contractual obligations for engineering, procurement and construction costs for new generation plants and nuclear plant refurbishments, environmental projects on fossil facilities, major maintenance of certain nonregulated plants, maintenance and day to day contract work at certain wind facilities and commitments to buy wind and combustion turbines (CT). Amount excludes certain open purchase orders for services that are provided on demand, for which the timing of the purchase cannot be determined and Progress Energy Florida's engineering, procurement and construction agreement for Levy. See Note 5 to the Consolidated Financial Statements, "Commitments and Contingencies" for further discussion of the Levy engineering, procurement and construction agreement.

(g)

Uncertain tax positions of $540 million are not reflected in this table as Duke Energy cannot predict when open income tax years will close with completed examinations. See Note 24 to the Consolidated Financial Statements, "Income Taxes."

(h)

Related to future annual funding obligations to nuclear decommissioning trust fund (NDTF) through nuclear power stations' re-licensing dates. Amounts through 2017 include $13 million per year for North Carolina jurisdictional amounts that Progress Energy Carolinas retained internally and is transitioning to its external decommissioning funds per a 2008 NCUC order. The transition of the original $131 million must be complete by December 31, 2017, and at least 10 percent must be transitioned each year. See Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations."

(i)

The table above excludes reserves for litigation, environmental remediation, asbestos-related injuries and damages claims and self-insurance claims (see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies”) because Duke Energy is uncertain as to the timing of when cash payments will be required. Additionally, the table above excludes annual insurance premiums that are necessary to operate the business, including nuclear insurance (see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies”), funding of pension and other post-retirement benefit plans (see Note 23 to the Consolidated Financial Statements, "Employee Benefit Plans"), asset retirement obligations (see Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations") and regulatory liabilities (see Note 4 to the Consolidated Financial Statements, “Regulatory Matters”) because the amount and timing of the cash payments are uncertain. Also excluded are Deferred Income Taxes and Investment Tax Credits recorded on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year.

PART II

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management Policies. The Duke Energy Registrants are exposed to market risks associated with commodity prices, credit quality, interest rates, equity prices and foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy’s Chief Executive Officer and Chief Financial Officer are responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Finance and Risk Management Committee of the Board of Directors receives periodic updates from the Chief Risk Officer and other members of management on market risk positions, corporate exposures, credit exposures and overall risk management activities. The Chief Risk Officer is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits.

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

The risks discussed below do not include the price risks associated with nonfinancial instrument transactions and positions associated with the Duke Energy Registrants’ operations, such as purchase and sales commitments and inventory.

Commodity Price Risk

The Duke Energy Registrants are exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased as a result of its ownership of energy related assets. The Duke Energy Registrants’ exposure to these fluctuations is limited by the cost-based regulation of its U.S. Franchised Electric and Gas operations as these regulated operations are typically allowed to recover substantially all of these costs through various cost-recovery clauses, including fuel clauses. While there may be a delay in timing between when these costs are incurred and when these costs are recovered through rates, changes from year to year generally do not have a material impact on operating results of these regulated operations. At December 31, 2012, substantially all derivative commodity instrument positions were subject to regulatory accounting treatment.

Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities. The Duke Energy Registrants’ exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. The Duke Energy Registrants employ established policies and procedures to manage the risks associated with these market fluctuations, which may include using various commodity derivatives, such as swaps, futures, forwards and options. For additional information, see Note 15  to the Consolidated Financial Statements, “Risk Management, Derivative Instruments and Hedging Activities.”

PART II

Validation of a contract’s fair value is performed by an internal group separate from the Duke Energy Registrants’ deal origination areas. While the Duke Energy Registrants use common industry practices to develop their valuation techniques, changes in their pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition.

Hedging Strategies.  The Duke Energy Registrants closely monitor the risks associated with commodity price changes on their future operations and, where appropriate, use various commodity instruments such as electricity, coal and natural gas forward contracts to mitigate the effect of such fluctuations on operations, in addition to optimizing the value of the non-regulated generation portfolio. Duke Energy’s primary use of energy commodity derivatives is to hedge the generation portfolio against exposure to the prices of power and fuel.

The majority of instruments used to manage the Duke Energy Registrants’ commodity price exposure are either not designated as a hedge or do not qualify for hedge accounting. These instruments are referred to as undesignated contracts. Mark-to-market changes for undesignated contracts entered into by regulated businesses are reflected as regulatory assets or liabilities on the Consolidated Balance Sheets. Undesignated contracts entered into by unregulated businesses are marked-to-market each period, with changes in the fair value of the derivative instruments reflected in earnings.

Certain derivatives used to manage the Duke Energy Registrants’ commodity price exposure are accounted for as either cash flow hedges or fair value hedges. To the extent that instruments accounted for as hedges are effective in offsetting the transaction being hedged, there is no impact to the Consolidated Statements of Operations until after delivery or settlement occurs. Accordingly, assumptions and valuation techniques for these contracts have no impact on reported earnings prior to settlement to the extent they are effective. Several factors influence the effectiveness of a hedge contract, including the use of contracts with different commodities or unmatched terms and counterparty credit risk. Hedge effectiveness is monitored regularly and measured at least quarterly.

In addition to the hedge contracts described above and recorded on the Consolidated Balance Sheets, the Duke Energy Registrants enter into other contracts that qualify for the NPNS exception. When a contract meets the criteria to qualify as an NPNS, the Duke Energy registrants apply such exception. Income recognition and realization related to NPNS contracts generally coincide with the physical delivery of power. For contracts qualifying for the NPNS exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract as long as the transaction remains probable of occurring.

Generation Portfolio Risks.  The Duke Energy Registrants are primarily exposed to market price fluctuations of wholesale power, natural gas, and coal prices in the U.S. Franchised Electric and Gas and Commercial Power segments. The Duke Energy Registrants optimize the value of their wholesale and non-regulated generation portfolios. The portfolios include generation assets (power and capacity), fuel, and emission allowances. Modeled forecasts of future generation output, fuel requirements, and emission allowance requirements are based on forward power, fuel and emission allowance markets. The component pieces of the portfolio are bought and sold based on models and forecasts of generation in order to manage the economic value of the portfolio in accordance with the strategies of the business units. For Duke Energy Carolinas and Duke Energy Indiana, as well as the Kentucky regulated generation owned by Duke Energy Ohio, the generation portfolio not utilized to serve retail operations or committed load is subject to commodity price fluctuations, although the impact on the Consolidated Statements of Operations is partially offset by mechanisms in these regulated jurisdictions that result in the sharing of net profits from these activities with retail customers. Duke Energy Ohio is subject to wholesale commodity price risks for its non-regulated generation portfolio. The non-regulated generation portfolio dispatches all of their electricity into unregulated markets and receives wholesale energy margins and capacity revenues from PJM. Duke Energy Ohio has fully hedged its forecasted coal-fired generation for 2013. Capacity revenues are 100% contracted in PJM through May 2015. International Energy generally hedges its expected generation using long-term bilateral power sales contracts when favorable market conditions exist and it is subject to wholesale commodity price risks for electricity not sold under such contracts. International Energy dispatches electricity not sold under long-term bilateral contracts into unregulated markets and receives wholesale energy margins and capacity revenues from national system operators. Derivative contracts executed to manage generation portfolio risks for delivery periods beyond 2013 are also exposed to changes in fair value due to market price fluctuations of wholesale power, fuel oil  and coal. See “Sensitivity Analysis for Generation Portfolio and Derivative Price Risks” below, for more information regarding the effect of changes in commodity prices on the Duke Energy Registrants’ net income.

Other Commodity Risks.  At December 31, 2012, pre-tax income in 2013  was not expected to be materially impacted for exposures to other commodities’ price changes.

Sensitivity Analysis for Generation Portfolio and Derivative Price Risks.  The table below summarizes the estimated effect of commodity price changes on the Duke Energy Registrants’ pre-tax net income, based on a sensitivity analysis performed as of December 31, 2012 and December 31, 2011 for Duke Energy and Duke Energy Ohio. Forecasted exposure to commodity price risk for Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida and Duke Energy Indiana is not anticipated to have a material adverse effect on their consolidated results of operations in 2013, based on a sensitivity analysis performed as of December 31, 2012. The sensitivity analysis performed as of December 31, 2011 related to forecasted exposure to commodity price risk during 2012 also indicated that commodity price risk would not have a material adverse effect on the consolidated results of operations of Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida and Duke Energy Indiana during 2012 and the impacts of changing commodity prices in their consolidated results of operations for 2012 was insignificant. The following commodity price sensitivity calculations consider existing hedge positions and estimated production levels, as indicated in the table below, but do not consider other potential effects that might result from such changes in commodity prices.

Summary of Sensitivity Analysis for Generation Portfolio and Derivative Price Risks

	Generation Portfolio Risks for 2013(a)		Sensitivities for Derivatives Beyond 2013(b)
	As of December 31,		As of December 31,
(in millions)	2012	2011	2012	2011
Potential effect on pre-tax net income assuming a 10% price change in:
Duke Energy
Forward wholesale power prices (per MWh)	$34	$71	$103	$24
Forward coal prices (per ton)	11	2	-	-
Gas prices (per MMBtu)	21	42	-	-
Duke Energy Ohio
Forward wholesale power prices (per MWh)	$32	$69	$103	$24
Forward coal prices (per ton)	11	2	-	-
Gas prices (per MMBtu)	21	42	-	-

(a)

Amounts related to forward wholesale prices represent the potential impact of commodity price changes on forecasted economic generation which has not been contracted or hedged. Amounts related to forward coal prices and forward gas prices represent the potential impact of commodity price changes on fuel needed to achieve such economic generation. Amounts exclude the impact of mark-to-market changes on undesignated contracts relating to periods in excess of one year from the respective date.

(b)

Amounts represent sensitivities related to derivative contracts executed to manage generation portfolio risks for periods beyond 2013. Amounts exclude the potential impact of commodity price changes on forecasted economic generation and fuel needed to achieve such forecasted generation.

PART II

Credit Risk

Credit risk represents the loss that the Duke Energy Registrants would incur if a counterparty fails to perform under its contractual obligations. To reduce credit exposure, the Duke Energy Registrants seek to enter into netting agreements with counterparties that permit them to offset receivables and payables with such counterparties. The Duke Energy Registrants attempt to further reduce credit risk with certain counterparties by entering into agreements that enable obtaining collateral or terminating or resetting the terms of transactions after specified time periods or upon the occurrence of credit-related events. The Duke Energy Registrants may, at times, use credit derivatives or other structures and techniques to provide for third-party credit enhancement of their counterparties’ obligations. The Duke Energy Registrants also obtain cash or letters of credit from customers to provide credit support outside of collateral agreements, where appropriate, based on a financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction. See Note 15 to the Consolidated Financial Statements, “Risk Management, Derivative Instruments and Hedging Activities,” for additional information regarding credit risk related to derivative instruments.

The Duke Energy Registrants’ industry has historically operated under negotiated credit lines for physical delivery contracts. The Duke Energy Registrants frequently use master collateral agreements to mitigate certain credit exposures. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents a negotiated unsecured credit limit for each party to the agreement, determined in accordance with the Duke Energy Registrants’ internal corporate credit practices and standards. Collateral agreements generally also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

The Duke Energy Registrants’ principal customers for its electric and gas businesses are commodity clearinghouses, regional transmission organizations, industrial, commercial and residential end-users, marketers, distribution companies, municipalities, electric cooperatives and utilities located throughout the U.S. and Latin America. The Duke Energy Registrants have concentrations of receivables from such entities throughout these regions. These concentrations of customers may affect the Duke Energy Registrants’ overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, the Duke Energy Registrants analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to its asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by the third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $935 million in excess of the self insured retention. Insurance recoveries of $781 million and $813 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2012 and 2011, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

The Duke Energy Registrants also have credit risk exposure through issuance of performance guarantees, letters of credit and surety bonds on behalf of less than wholly owned entities and third parties. Where the Duke Energy Registrants have issued these guarantees, it is possible that they could be required to perform under these guarantee obligations in the event the obligor under the guarantee fails to perform. Where the Duke Energy Registrants have issued guarantees related to assets or operations that have been disposed of via sale, they attempt to secure indemnification from the buyer against all future performance obligations under the guarantees. See Note 7 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further information on guarantees issued by the Duke Energy Registrants.

The Duke Energy Registrants are also subject to credit risk of their vendors and suppliers in the form of performance risk on contracts including, but not limited to, outsourcing arrangements, major construction projects and commodity purchases. The Duke Energy Registrants’ credit exposure to such vendors and suppliers may take the form of increased costs or project delays in the event of non-performance.

Credit risk associated with the Duke Energy Registrants’ service to residential, commercial and industrial customers is generally limited to outstanding accounts receivable. The Duke Energy Registrants mitigate this credit risk by requiring customers to provide a cash deposit or letter of credit until a satisfactory payment history is established, subject to the rules and regulations in effect in each retail jurisdiction, at which time the deposit is typically refunded. Charge-offs for retail customers have historically been insignificant to the operations of the Duke Energy Registrants and are typically recovered through the retail rates. Management continually monitors customer charge-offs and payment patterns to ensure the adequacy of bad debt reserves. Duke Energy Ohio and Duke Energy Indiana sell certain of their accounts receivable and related collections through CRC, a Duke Energy consolidated variable interest entity. Losses on collection are first absorbed by the equity of CRC and next by the subordinated retained interests held by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. See Note 18 to the Consolidated Financial Statements, “Variable Interest Entities.”

Based on the Duke Energy Registrants’ policies for managing credit risk, their exposures and their credit and other reserves, the Duke Energy Registrants do not currently anticipate a materially adverse effect on their consolidated financial position or results of operations as a result of non-performance by any counterparty.

European Exposures.  At December 31, 2012, Duke Energy held $62 million of money market funds and short term investments in investment-grade debt securities issued by financial and nonfinancial institutions that are domiciled in Europe or have exposures to European sovereign debt. This amount is recorded at fair value and included in Cash and cash equivalents and Short-term investment in the Consolidated Balance Sheets. A disorderly default by or withdrawal of a member nation from the euro zone and financial stress in other European countries could require Duke Energy to recognize an impairment of some or all of these securities.

PART II

Interest Rate Risk

The Duke Energy Registrants are exposed to risk resulting from changes in interest rates as a result of their issuance of variable and fixed rate debt and commercial paper. The Duke Energy Registrants manage interest rate exposure by limiting variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. The Duke Energy Registrants also enter into financial derivative instruments, which may include instruments such as, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. See Notes 1, 6, 15, and 16 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Debt and Credit Facilities,” “Risk Management, Derivative Instruments and Hedging Activities,” and “Fair Value of Financial Assets and Liabilities.”

The table below summarizes the potential effect of interest rate changes on the Duke Energy Registrants’ pre-tax net income, based on a sensitivity analysis performed as of December 31, 2012 and December 31, 2011.

Summary of Sensitivity Analysis for Interest Rate Risks

	Assuming Market Interest Rates Average 1% Higher (+) or Lower (-) in 2013 than 2012.		Assuming Market Interest Rates Average 1% Higher (+) or Lower (-) in 2012 than 2011.
(in millions)	As of December 31, 2012		As of December 31, 2011
Potential increase (+) or decrease (-) in interest expense:(a)
Duke Energy	+/-	$32	+/-	$7
Duke Energy Carolinas	+/-	$3	+/-	$5
Progress Energy	+/-	$19	+/-	$20
Progress Energy Carolinas	+/-	$15	+/-	$13
Progress Energy Florida	+/-	$2	+/-	$7
Duke Energy Ohio	+/-	$13	+/-	$8
Duke Energy Indiana	+/-	$7	+/-	$8

(a)	Amounts presented net of offsetting impacts in interest income.

These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term and long-term investments, cash and cash equivalents outstanding as of December 31, 2012 and 2011. The change in interest rate sensitivity for the Duke Energy Registrants’ is primarily due to changes in short-term debt balances and cash balances. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Duke Energy Registrants’ financial structure.

Marketable Securities Price Risk

As described further in Note 17 to the Consolidated Financial Statements, “Investments in Debt and Equity Securities,” Duke Energy invests in debt and equity securities as part of various investment portfolios to fund certain obligations of the business. The vast majority of the investments in equity securities are within the NDTF and assets of the various pension and other post-retirement benefit plans.

Pension Plan Assets. Duke Energy and Progress Energy maintain investments to help fund the costs of providing non-contributory defined benefit retirement and other post-retirement benefit plans. These investments are exposed to price fluctuations in equity markets and changes in interest rates. The equity securities held in these pension plans are diversified to achieve broad market participation and reduce the impact of any single investment, sector or geographic region. Duke Energy and Progress Energy have established asset allocation targets for their pension plan holdings, which take into consideration the investment objectives and the risk profile with respect to the trust in which the assets are held. These target allocations are presented in the table below.

Asset	Target Allocation %
Equity securities	56%
Debt securities	32%
Other	12%

A significant decline in the value of plan asset holdings could require Duke Energy to increase funding of its pension plans in future periods, which could adversely affect cash flows of the Duke Energy Registrants in those periods. Additionally, a decline in the fair value of plan assets, absent additional cash contributions to the plan, could increase the amount of pension cost required to be recorded in future periods, which could adversely affect the Duke Energy Registrants’ results of operations in those periods. Contributions to qualified pension plans during 2012 are presented in the table below.

Schedule of Qualified Pension Plan Contributions

Year Ended
December 31, 2012
Duke Energy	$304
Progress Energy	$346
Progress Energy Carolinas	$141
Progress Energy Florida	$128

PART II

Duke Energy intends to contribute $350 million to its qualified pension plan in 2013. See Note 23 to the Consolidated Financial Statements, “Employee Benefit Plans,” for additional information on pension plan assets.

NDTF. As required by the NRC, NCUC, PSCSC and the FPSC, Duke Energy Carolinas, Progress Energy Carolinas and Progress Energy Florida maintain trust funds to fund the costs of nuclear decommissioning. As of December 31, 2012, these funds were invested primarily in domestic and international equity securities, debt securities, fixed-income securities, cash and cash equivalents and short-term investments. Per the NRC, NCUC, PSCSC and FPSC requirements, these funds may be used only for activities related to nuclear decommissioning. The investments in equity securities are exposed to price fluctuations in equity markets. The Duke Energy Registrants actively monitor their portfolios by benchmarking the performance of their investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes. Accounting for nuclear decommissioning recognizes that costs are recovered through Duke Energy Carolinas’, Progress Energy Carolinas’ and Progress Energy Florida’s rates; therefore, fluctuations in equity prices do not affect their Consolidated Statements of Operations as changes in the fair value of these investments are deferred as regulatory assets or regulatory liabilities pursuant to an Order by the NCUC, PSCSC and FPSC. Earnings or losses of the fund will ultimately impact the amount of costs recovered through Duke Energy Carolinas’, Progress Energy Carolinas’ and Progress Energy Florida’s rates. See Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations” for additional information regarding nuclear decommissioning costs. See Note 17 to the Consolidated Financial Statements, “Investments in Debt and Equity Securities” for additional information regarding NTDF assets.

Foreign Currency Risk

Duke Energy is exposed to foreign currency risk from investments in international businesses owned and operated in foreign countries and from certain commodity-related transactions within domestic operations that are denominated in foreign currencies. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. Dollar/inflation rates and/or local inflation rates, or investments may be naturally hedged through debt denominated or issued in the foreign currency. Duke Energy may also use foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. To monitor its currency exchange rate risks, Duke Energy uses sensitivity analysis, which measures the impact of devaluation of the foreign currencies to which it has exposure.

In 2012, Duke Energy’s primary foreign currency rate exposure was to the Brazilian Real. The table below summarizes the potential effect of foreign currency devaluations on Duke Energy’s Consolidated Statement of Operations and Consolidated Balance Sheets, based on a sensitivity analysis performed as of December 31, 2012 and December 31, 2011.

Summary of Sensitivity Analysis for Foreign Currency Risks

	Assuming 10% devaluation in the currency exchange rates in all exposure currencies
(in millions)	As of December 31, 2012	As of December 31, 2011
Income Statement impact(a)	$(20)	$(20)
Balance Sheet impact(b)	$(150)	$(160)

(a)	Amounts represent the potential annual net pre-tax loss on the translation of local currency earnings to the Consolidated Statement of Operations in 2012 and 2011, respectively.
(b)	Amounts represent the potential impact to the currency translation through the cumulative translation adjustment in Accumulated Other Comprehensive Income (AOCI) on the Consolidated Balance Sheets

OTHER ISSUES

Fixed Charges Coverage Ratios

The Duke Energy Registrants’ fixed charges coverage ratios, as calculated using SEC guidelines, are included in the table below.

	Years Ended December 31,
	2012		2011	2010
Duke Energy	2.5	(a)	3.2	3.0
Duke Energy Carolinas	3.7		3.7	3.6
Progress Energy	1.6		2.1	2.6
Progress Energy Carolinas	2.2		4.2	5.1
Progress Energy Florida	2.3		2.8	3.4
Duke Energy Ohio	3.4		3.4	(b)
Duke Energy Indiana	0.1		2.2	3.6

(a)	Includes the results of Progress Energy, Inc. beginning on July 2, 2012.
(b)	Duke Energy Ohio's earnings were insufficient to cover fixed charges by $317 million in 2010 due primarily to non-cash goodwill and other asset impairment charges of $677 million in 2010.

Global Climate Change

PART II

The EPA publishes an inventory of man-made U.S. greenhouse gas (GHG) emissions annually. In 2010, the most recent year reported, carbon dioxide (CO2), a byproduct of all sources of combustion, accounted for approximately 84 percent of total U.S. GHG emissions. The Duke Energy Registrants’ GHG emissions consist primarily of CO2 and most come from its fleet of coal-fired power plants in the U.S. In 2012, the Duke Energy Registrants’ U.S. power plants emitted approximately 132 million tons of CO2. The CO2 emissions from Duke Energy’s international electric operations were approximately 3 million tons. The Duke Energy Registrants’ future CO2 emissions will be influenced by variables including new regulations, economic conditions that affect electricity demand, and the Duke Energy Registrants’ decisions regarding generation technologies deployed to meet customer electricity needs.

The Duke Energy Registrants believe it is unlikely that legislation mandating reductions in GHG emissions or establishing a carbon tax will be passed by the 113th Congress which began on January 3, 2013. Beyond 2014 the prospects for enactment of any federal legislation mandating reductions in GHG emissions or establishing a carbon tax is highly uncertain. Given the high degree of uncertainty surrounding potential future federal GHG legislation, management cannot predict if or when such legislation might be enacted, what the requirements of any potential legislation might be, or the potential impact it might have on the Duke Energy Registrants. Among the outcomes of the 18th Conference of the Parties of the United Nations Framework Convention on Climate Change which concluded in December 2012 was an affirmation by the participating countries to complete negotiations on a new global agreement by 2015 that would take effect in 2020. The international climate change negotiating process is highly uncertain and management cannot predict what the outcome might be or the potential impact it might have on the Duke Energy Registrants.

      The Duke Energy Registrants do not anticipate any of the states in which it currently operates fossil-fueled electric generating units taking action absent a federal requirement to mandate reductions in GHG emissions from these facilities.

The Duke Energy Registrants are taking actions today that will result in reduced GHG emissions over time. These actions will lower the Duke Energy Registrants’ exposure to any future mandatory GHG emission reduction requirements or carbon tax, whether a result of federal legislation or EPA regulation. Under any future scenario involving mandatory GHG limitations, the Duke Energy Registrants would plan to seek recovery of their compliance costs through appropriate regulatory mechanisms.

The Duke Energy Registrants recognize that certain groups associate severe weather events with climate change, and forecast the possibility that these weather events could have a material impact on future results of operations should they occur more frequently and with greater severity. However, the uncertain nature of potential changes of extreme weather events (such as increased frequency, duration, and severity), the long period of time over which any potential changes might take place, and the inability to predict these with any degree of accuracy, make estimating any potential future financial risk to the Duke Energy Registrants’ operations that may result from the physical risks of potential changes in the frequency and/or severity of extreme weather events, whatever the cause or causes might be, impossible. Currently, the Duke Energy Registrants plan and prepare for extreme weather events that it experiences from time to time, such as ice storms, tornados, hurricanes, severe thunderstorms, high winds and droughts.

The Duke Energy Registrants’ past experiences preparing for and responding to the impacts of these types of weather-related events would reasonably be expected to help management plan and prepare for future severe weather events to reduce, but not eliminate, the operational, economic and financial impacts of such events. For example, the Duke Energy Registrants routinely take steps to reduce the potential impact of severe weather events on its electric distribution systems. The Duke Energy Registrants’ electric generating facilities are designed to withstand extreme weather events without significant damage. The Duke Energy Registrants maintain an inventory of coal and oil on site to mitigate the effects of any potential short-term disruption in its fuel supply so it can continue to provide its customers with an uninterrupted supply of electricity. The Duke Energy Registrants have a program in place to effectively manage the impact of future droughts on its operations.

Other EPA Regulations Recently Published and Under Development

The EPA has issued and is in various stages of developing several non-greenhouse gas (non-GHG) environmental regulations that will affect the Duke Energy Registrants. These include the final Mercury and Air Toxics Standards (MATS) for hazardous air pollutants, which is effective beginning in 2015, as well as proposed regulations for cooling water intake structures under the Clean Water Act 316(b) and proposed regulations for coal combustion residuals. As a group, these non-GHG environmental regulations will require the Duke Energy Registrants to install additional environmental controls and accelerate retirement of some coal-fired units. While the ultimate regulatory requirements for the Duke Energy Registrants from the group of EPA regulatory actions will not be known until all the rules have been finalized, for planning purposes, the Duke Energy Registrants currently estimate the cost of new control equipment that may need to be installed to comply with this group of rules could total $5 billion to $6 billion, excluding AFUDC, over the next 10 years. This range includes estimated costs for new control equipment necessary to comply with the MATS of $650 million to $800 million. The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses in conjunction with the non-GHG EPA regulations. In addition to the plant retirements associated with new generation the Duke Energy Registrants are constructing, the Duke Energy Registrants are planning to retire additional coal fired generating capacity that is not economic to bring into compliance with the EPA’s regulations. Beyond 2012, total planned and potential retirements could exceed 3,900 MW of coal-fired generating capacity. The Duke Energy Registrants would also expect to incur costs for replacement generation as a result of the potential coal-fired power plant retirements. Until the final regulatory requirements of the group of EPA regulations are known and can be fully evaluated, the potential compliance costs associated with these EPA regulatory actions are subject to considerable uncertainty. Therefore, the actual compliance costs incurred and MW to be retired may be materially different from these estimates based on the timing and requirements of the final EPA regulations.

For additional information, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Nuclear Matters

Following the events at the Fukushima Daiichi nuclear power station in Japan, Duke Energy conducted thorough inspections at each of its four nuclear sites during 2011. Progress Energy also conducted inspections in 2011 at each of its three sites. The initial inspections have not identified any significant vulnerabilities, however, Duke Energy is reviewing designs to evaluate safety margins to external events. Emergency-response capabilities, written procedures and engineering specifications were reviewed to verify each site’s ability to respond in the unlikely event of station blackout. Duke Energy is working within the nuclear industry to improve the safety standards and margin using the three layers of safety approach used in the U.S.: protection, mitigation and emergency response. Emergency equipment is currently being added at each station to perform key safety functions in the event that backup power sources are lost permanently. These improvements are in addition to the numerous layers of safety measures and systems previously in place.

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

PART II

were further prioritized into three tiers based on the safety enhancement level. On March 12, 2012, the NRC issued three regulatory orders requiring safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at a plant, ensuring reliable hardened containment vents and enhancing spent fuel pool instrumentation.

In May 2012, the NRC endorsed guidance on re-evaluating emergency communications systems and staffing levels and performing seismic and flooding walkdowns. On July 13, 2012, the NRC outlined plans for implementing Tier 2 and Tier 3 recommendations. On August 30, 2012, the NRC issued implementation guidance to enable power plants to achieve compliance with the orders issued in March 2012. Plants are then required to submit implementation plans to the NRC by February 28, 2013, and complete implementation of the safety enhancements within two refueling outages or by December 31, 2016, whichever comes first. Each plant is also required to reassess their seismic and flooding hazards using present-day methods and information, conduct inspections to ensure protection against hazards in the current design basis, and re-evaluate emergency communications systems and staffing levels.

Duke Energy is committed to compliance with all safety enhancements ordered by the NRC in connection with the March 12, 2012, regulatory orders noted above, the cost of which could be material. Until such time as the NRC mandated reassessment of flooding and seismic hazards is complete the exact scope and cost of compliance modifications to our sites will not be known. With the NRC’s continuing review of the remaining recommendations, Duke Energy cannot predict to what extent the NRC will impose additional licensing and safety-related requirements, or the costs of complying with such requirements. The tight time frame required to complete the necessary safety enhancements by no later than 2016 could lead to even higher costs. Upon receipt of additional guidance from the NRC and a collaborative industry review, Duke Energy will be able to determine an implementation plan and associated costs. See Item 1A, “Risk Factors,” for further discussion of applicable risk factors.

New Accounting Standards

See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” for a discussion of the impact of new accounting standards.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk.”

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Duke Energy Corporation

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2013

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in millions, except per-share amounts)	2012		2011	2010
Operating Revenues
Regulated electric	$15,621		$10,589	$10,723
Non-regulated electric, natural gas, and other	3,534		3,383	2,930
Regulated natural gas	469		557	619
Total operating revenues	19,624		14,529	14,272
Operating Expenses
Fuel used in electric generation and purchased power - regulated	5,582		3,309	3,345
Fuel used in electric generation and purchased power - non-regulated	1,722		1,488	1,199
Cost of natural gas and coal sold	264		348	381
Operation, maintenance and other	5,006		3,770	3,825
Depreciation and amortization	2,289		1,806	1,786
Property and other taxes	985		704	702
Goodwill and other impairment charges	666		335	726
Total operating expenses	16,514		11,760	11,964
Gains on Sales of Other Assets and Other, net	16		8	153
Operating Income	3,126		2,777	2,461
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	148		160	116
Impairments and gains on sales of unconsolidated affiliates	22		11	103
Other income and expenses, net	397		376	370
Total other income and expenses	567		547	589
Interest Expense	1,242		859	840
Income From Continuing Operations Before Income Taxes	2,451		2,465	2,210
Income Tax Expense from Continuing Operations	705		752	890
Income From Continuing Operations	1,746		1,713	1,320
Income From Discontinued Operations, net of tax	36		1	3
Net Income	1,782		1,714	1,323
Less: Net Income Attributable to Noncontrolling Interests	14		8	3
Net Income Attributable to Duke Energy Corporation	$1,768		$1,706	$1,320

Earnings Per Share - Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$3.01		$3.83	$2.99
Diluted	$3.01		$3.83	$2.99
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$0.06	$	―	$0.01
Diluted	$0.06	$	―	$0.01
Net Income attributable to Duke Energy Corporation common shareholders
Basic	$3.07		$3.83	$3.00
Diluted	$3.07		$3.83	$3.00
Dividends declared per share	$3.03		$2.97	$2.91
Weighted-average shares outstanding
Basic	574		444	439
Diluted	575		444	440

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2012	2011	2010
Net Income	$1,782	$1,714	$1,323
Other Comprehensive (Loss) Income, Net of Tax
Foreign currency translation adjustments	(75)	(149)	79
Pension and OPEB adjustments(a)	19	(49)	276
Net unrealized loss on cash flow hedges(b)	(28)	(57)	1
Reclassification into earnings from cash flow hedges(c)	(1)	4	3
Unrealized gain on investments in auction rate securities(d)	9	8	14
Unrealized gain on investments in available for sale securities(e)	5	4	―
Reclassification into earnings from available for sale securities(f)	(5)	(4)	―
Other Comprehensive (Loss) Income, Net of Tax	(76)	(243)	373
Comprehensive Income	1,706	1,471	1,696
Less: Comprehensive Income Attributable to Noncontrolling Interests	10	1	2
Comprehensive Income Attributable to Duke Energy Corporation	$1,696	$1,470	$1,694

(a)	Net of $9 million tax expense in 2012, $23 million tax benefit in 2011 and $150 million tax expense in 2010.
(b)	Net of $6 million tax expense in 2012, $31 million tax benefit in 2011 and $1 million tax expense in 2010.
(c)	Net of $1 million tax benefit in 2012, $1 million tax expense in 2011 and insignificant tax expense in 2010.
(d)	Net of $4 million tax expense in 2012, $4 million tax expense in 2011 and $8 million tax expense in 2010.
(e)	Net of $3 million tax expense in 2012 and $3 million tax expense in 2011.
(f)	Net of $2 million tax benefit in 2012 and $2 million tax benefit in 2011.

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in millions)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$1,424	$2,110
Short-term investments	333	190
Receivables (net of allowance for doubtful accounts of $34 at December 31, 2012 and $35 at December 31, 2011)	1,516	784
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $44 at December 31, 2012 and $40 at December 31, 2011)	1,201	1,157
Inventory	3,223	1,588
Other	2,425	1,051
Total current assets	10,122	6,880
Investments and Other Assets
Investments in equity method unconsolidated affiliates	483	460
Nuclear decommissioning trust funds	4,242	2,060
Goodwill	16,365	3,849
Intangibles, net	372	363
Notes receivable	71	62
Restricted other assets of variable interest entities	62	135
Other	2,399	2,231
Total investments and other assets	23,994	9,160
Property, Plant and Equipment
Cost	98,833	60,377
Cost, variable interest entities	1,558	913
Accumulated depreciation and amortization	(31,969)	(18,709)
Generation facilities to be retired, net	136	80
Net property, plant and equipment	68,558	42,661
Regulatory Assets and Deferred Debits
Regulatory assets	11,004	3,672
Other	178	153
Total regulatory assets and deferred debits	11,182	3,825
Total Assets	$113,856	$62,526
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,444	$1,433
Notes payable and commercial paper	745	154
Non-recourse notes payable of variable interest entities	312	273
Taxes accrued	459	431
Interest accrued	448	252
Current maturities of long-term debt	3,110	1,894
Other	2,511	1,091
Total current liabilities	10,029	5,528
Long-term Debt	35,499	17,730
Non-recourse long-term debt of variable interest entities	852	949
Deferred Credits and Other Liabilities
Deferred income taxes	10,490	7,581
Investment tax credits	458	384
Accrued pension and other post-retirement benefit costs	2,520	856
Asset retirement obligations	5,169	1,936
Regulatory liabilities	5,584	2,919
Other	2,221	1,778
Total deferred credits and other liabilities	26,442	15,454
Commitments and Contingencies
Preferred stock of subsidiaries	93	―
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 704 million and 445 million shares outstanding at December 31, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	39,279	21,132
Retained earnings	1,889	1,873
Accumulated other comprehensive loss	(306)	(234)
Total Duke Energy Corporation shareholders' equity	40,863	22,772
Noncontrolling interests	78	93
Total equity	40,941	22,865
Total Liabilities and Equity	$113,856	$62,526

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2012		2011			2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$1,782		$1,714		$1,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)		2,652		2,026		1,994
Equity component of AFUDC		(300)		(260)		(234)
Severance expense		92		―		―
FERC mitigation costs		117		―		―
Community support and charitable contributions expense		92		―		―
Gains on sales of other assets		(44)		(19)		(268)
Impairment of other long-lived assets		586		335		738
Deferred income taxes		584		602		741
Equity in earnings of unconsolidated affiliates		(148)		(160)		(116)
Voluntary opportunity cost deferral		(101)		―		―
Contributions to qualified pension plans		(304)		(200)		(400)
Accrued pension and other post-retirement benefit costs		239		104		117
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions		60		(48)		15
Receivables		39		2		19
Inventory		(258)		(247)		198
Other current assets		140		185		227
Increase (decrease) in
Accounts payable		131		41		167
Taxes accrued		(142)		27		30
Other current liabilities		295		(254)		43
Other assets		(129)		12		157
Other liabilities		(139)		(188)		(240)
Net cash provided by operating activities		5,244		3,672		4,511
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures		(5,501)		(4,363)		(4,803)
Investment expenditures		(6)		(50)		(52)
Acquisitions		(451)		(51)		―
Cash acquired from the merger with Progress Energy		71		―		―
Purchases of available-for-sale securities		(4,719)		(3,194)		(2,166)
Proceeds from sales and maturities of available-for-sale securities		4,537		3,063		2,261
Net proceeds from the sales of other assets, and sales of and collections on notes receivable		212		118		406
Change in restricted cash		(414)		22		(75)
Other		74		21		6
Net cash used in investing activities		(6,197)		(4,434)		(4,423)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt		4,170		2,570		2,738
Issuance of common stock related to employee benefit plans		23		67		302
Payments for the redemption of long-term debt		(2,498)		(278)		(1,647)
Notes payable and commercial paper		278		208		(55)
Distributions to noncontrolling interests		(25)		(26)		(10)
Contributions from noncontrolling interests		76		―		―
Dividends paid		(1,752)		(1,329)		(1,284)
Other		(5)		(10)		(4)
Net cash provided by financing activities		267		1,202		40
Net (decrease) increase in cash and cash equivalents		(686)		440		128
Cash and cash equivalents at beginning of period		2,110		1,670		1,542
Cash and cash equivalents at end of period		$1,424		$2,110		$1,670
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized		$1,032		$813		$795
Cash paid for income taxes		$72		$26		$64
Merger with Progress Energy
Fair value of assets acquired		$48,944	$	―	$	―
Fair value of liabilities assumed		$30,873	$	―	$	―
Issuance of common stock		$18,071	$	―	$	―
Significant non-cash transactions:
Accrued capital expenditures		$684		$409		$361
Extinguishment of debt related to investment in Attiki Gas Supply, S. A.		$66	$	―	$	―
Debt associated with the consolidation of variable interest entities	$	―	$	―		$342

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

					Duke Energy Corporation Shareholders
					Accumulated Other Comprehensive Income (Loss)
						Net Gains			Pension and
	Common		Additional		Foreign	(Losses) on			OPEB Related	Common
	Stock	Common	Paid-in	Retained	Currency	Cash Flow			Adjustments	Stockholders'	Noncontrolling	Total
(in millions)	Shares	Stock	Capital	Earnings	Adjustments	Hedges	Other		to AOCI	Equity	Interests	Equity
Balance at December 31, 2009	436	$1	$20,661	$1,460	$17	$(22)		$(31)	$(336)	$21,750	$136	$21,886
Net income	―	―	―	1,320	―	―		―	―	1,320	3	1,323
Other comprehensive income					80	4		14	276	374	(1)	373
Common stock issuances, including dividend reinvestment and employee benefits	7	―	362	―	―	―		―	―	362	―	362
Common stock dividends	―	―	―	(1,284)	―	―		―	―	(1,284)	―	(1,284)
Changes in noncontrolling interest in subsidiaries(a)	―	―	―	―	―	―		―	―	―	(7)	(7)
Balance at December 31, 2010	443	$1	$21,023	$1,496	$97	$(18)		$(17)	$(60)	$22,522	$131	$22,653
Net income	―	―	―	1,706	―	―		―	―	1,706	8	1,714
Other comprehensive (loss) income					(142)	(53)		8	(49)	(236)	(7)	(243)
Common stock issuances, including dividend reinvestment and employee benefits	2	―	109	―	―	―		―	―	109	―	109
Common stock dividends	―	―	―	(1,329)	―	―		―	―	(1,329)	―	(1,329)
Changes in noncontrolling interest in subsidiaries(a)	―	―	―	―	―	―		―	―	―	(39)	(39)
Balance at December 31, 2011	445	$1	$21,132	$1,873	$(45)	$(71)		$(9)	$(109)	$22,772	$93	$22,865
Net income(b)	―	―	―	1,768	―	―		―	―	1,768	12	1,780
Other comprehensive (loss) income					(71)	(29)		9	19	(72)	(4)	(76)
Common stock issued in connection with the Progress Energy Merger	258	―	18,071	―	―	―		―	―	18,071	―	18,071
Common stock issuances, including dividend reinvestment and employee benefits	1	―	76	―	―	―		―	―	76	―	76
Common stock dividends	―	―	―	(1,752)	―	―		―	―	(1,752)	―	(1,752)
Deconsolidation of DS Cornerstone, LLC(c)	―	―	―	―	―	―		―	―	―	(82)	(82)
Contribution from noncontrolling interest in DS Cornerstone, LLC(c)	―	―	―	―	―	―		―	―	―	76	76
Changes in noncontrolling interest in subsidiaries(a)	―	―	―	―	―	―		―	―	―	(17)	(17)
Balance at December 31, 2012	704	$1	$39,279	$1,889	$(116)	$(100)	$	―	$(90)	$40,863	$78	$40,941

(a)		Includes $23 million, $26 million and $10 million in cash distributions to noncontrolling interests in 2012, 2011 and 2010, respectively.
(b)

For the year ended December 31, 2012, consolidated net income of $1,782 million includes $2 million attributable to preferred shareholders of subsidiaries. Income attributable to preferred shareholders of subsidiaries is not a component of total equity and is excluded from the table above.

(c)		Refer to Note 2 for further information on the deconsolidation of DS Cornerstone, LLC.

See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Duke Energy Carolinas, LLC

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas, LLC and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, member's equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Carolinas, LLC and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2013

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2012	2011	2010
Operating Revenues	$6,665	$6,493	$6,424
Operating Expenses
Fuel used in electric generation and purchased power	1,864	1,944	1,944
Operation, maintenance and other	1,979	1,904	1,907
Depreciation and amortization	921	814	787
Property and other taxes	365	340	348
Impairment charges	31	12	―
Total operating expenses	5,160	5,014	4,986
Gains on Sales of Other Assets and Other, net	12	1	7
Operating Income	1,517	1,480	1,445
Other Income and Expenses, net	185	186	212
Interest Expense	384	360	362
Income Before Income Taxes	1,318	1,306	1,295
Income Tax Expense	453	472	457
Net Income	865	834	838
Other comprehensive income, net of tax
Reclassification into earnings from cash flow hedges(a)	2	3	4
Unrealized gain on investments in auction rate securities(b)	1	―	7
Comprehensive Income	$868	$837	$849

(a)	Net of $1 million tax expense in 2012, $2 million tax expense in 2011 and $2 million tax expense in 2010.
(b)	Net of $1 million tax expense in 2012 and $5 million tax expense in 2010.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in millions)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$19	$289
Receivables (net of allowance for doubtful accounts of $3 at December 31, 2012 and December 31, 2011)	188	262
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at December 31, 2012 and December 31, 2011)	637	581
Receivables from affiliated companies	3	2
Note receivable from affiliated companies	382	923
Inventory	1,062	917
Other	439	278
Total current assets	2,730	3,252
Investments and Other Assets
Nuclear decommissioning trust funds	2,354	2,060
Other	934	968
Total investments and other assets	3,288	3,028
Property, Plant and Equipment
Cost	34,190	32,840
Accumulated depreciation and amortization	(11,437)	(11,269)
Generation facilities to be retired, net	73	80
Net property, plant and equipment	22,826	21,651
Regulatory Assets and Deferred Debits
Regulatory assets	1,727	1,894
Other	71	71
Total regulatory assets and deferred debits	1,798	1,965
Total Assets	$30,642	$29,896
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$599	$637
Accounts payable to affiliated companies	128	156
Taxes accrued	114	126
Interest accrued	96	115
Current maturities of long-term debt	406	1,178
Other	490	398
Total current liabilities	1,833	2,610
Long-term Debt	7,735	7,496
Non-recourse long-term debt of variable interest entities	300	300
Long-term debt payable to affiliated companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	5,181	4,555
Investment tax credits	215	233
Accrued pension and other post-retirement benefit costs	221	248
Asset retirement obligations	1,959	1,846
Regulatory liabilities	2,102	1,928
Other	924	926
Total deferred credits and other liabilities	10,602	9,736
Commitments and Contingencies
Member's Equity
Member's Equity	9,888	9,473
Accumulated other comprehensive loss	(16)	(19)
Total member's equity	9,872	9,454
Total Liabilities and Member's Equity	$30,642	$29,896

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$865	$834	$838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,143	1,020	984
Equity component of AFUDC	(154)	(168)	(174)
FERC mitigation costs	46	―	―
Community support and charitable contributions expense	56	―	―
Gains on sales of other assets and other, net	(12)	(1)	(7)
Impairment charges	―	12	―
Deferred income taxes	479	564	456
Voluntary opportunity cost deferral	(101)	―	―
Accrued pension and other post-retirement benefit costs	41	32	34
Contributions to qualified pension plans	―	(33)	(158)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	―	(91)	1
Receivables	22	22	114
Receivables from affiliated companies	(1)	88	(90)
Inventory	(128)	(177)	134
Other current assets	46	144	(55)
Increase (decrease) in
Accounts payable	(51)	120	86
Accounts payable to affiliated companies	(28)	(39)	25
Taxes accrued	(12)	12	(23)
Other current liabilities	165	(170)	4
Other assets	(117)	(46)	19
Other liabilities	(126)	(249)	(158)
Net cash provided by operating activities	2,133	1,874	2,030
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,908)	(2,272)	(2,280)
Purchases of available-for-sale securities	(2,481)	(2,227)	(1,045)
Proceeds from sales and maturities of available-for-sale securities	2,445	2,179	1,066
Change in restricted cash	―	2	7
Notes receivable from affiliated companies	541	(584)	250
Other	(12)	(13)	―
Net cash used in investing activities	(1,415)	(2,915)	(2,002)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	645	1,498	692
Payments for the redemption of long-term debt	(1,177)	(7)	(607)
Distributions to parent	(450)	(299)	(350)
Other	(6)	(15)	(4)
Net cash (used in) provided by financing activities	(988)	1,177	(269)
Net (decrease) increase in cash and cash equivalents	(270)	136	(241)
Cash and cash equivalents at beginning of period	289	153	394
Cash and cash equivalents at end of period	$19	$289	$153
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$385	$337	$342
Cash (received) paid for income taxes	$(38)	$(223)	$69
Significant non-cash transactions:
Accrued capital expenditures	$194	$209	$181

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

		Accumulated Other
		Comprehensive Income (Loss)
		Net Gains
		(Losses) on
	Member's	Cash Flow
(in millions)	Equity	Hedges	Other	Total
Balance at December 31, 2009	$8,304	$(24)	$(9)	$8,271
Net income	838	―	―	838
Other comprehensive income	―	4	7	11
Allocation of net pension and other post-retirement assets from parent	146	―	―	146
Distributions to parent	(350)	―	―	(350)
Balance at December 31, 2010	$8,938	$(20)	$(2)	$8,916
Net income	834	―	―	834
Other comprehensive income		3		3
Distributions to parent	(299)	―	―	(299)
Balance at December 31, 2011	$9,473	$(17)	$(2)	$9,454
Net income	865	―	―	865
Other comprehensive income		2	1	3
Distributions to parent	(450)	―	―	(450)
Balance at December 31, 2012	$9,888	$(15)	$(1)	$9,872

See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Progress Energy, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Progress Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Progress Energy, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2013

See Notes to Consolidated Financial Statements

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2012	2011	2010
Operating Revenues	$9,405	$8,948	$10,223
Operating Expenses
Fuel used in electric generation and purchased power	4,304	4,043	4,621
Operation, maintenance and other	2,445	2,060	2,045
Depreciation and amortization	747	701	920
Property and other taxes	570	562	580
Impairment charges	200	3	5
Total operating expenses	8,266	7,369	8,171
(Losses) Gains on Sales of Other Assets and Other, net	(2)	4	(8)
Operating Income	1,137	1,583	2,044
Other Income and Expenses, net	130	52	109
Interest Expense	740	725	747
Income From Continuing Operations Before Income Taxes	527	910	1,406
Income Tax Expense From Continuing Operations	172	323	539
Income From Continuing Operations	355	587	867
Income (Loss) From Discontinued Operations, net of tax	52	(5)	(4)
Net Income	407	582	863
Less: Net Income Attributable to Noncontrolling Interests	7	7	7
Net Income Attributable to Parent	$400	$575	$856

Net Income	$407	$582	$863
Other Comprehensive (Loss) Income, net of tax
Pension and OPEB adjustments(a)	(4)	34	(13)
Reclassification into earnings from pension and OPEB adjustments(b)	2	5	3
Net unrealized loss on cash flow hedges(c)	(5)	(87)	(34)
Reclassification into earnings from cash flow hedges(d)	8	8	6
Reclassification of cash flow hedges to regulatory assets(e)	97	―	―
Other Comprehensive Income (Loss), net of tax	98	(40)	(38)
Comprehensive Income	505	542	825
Less: Comprehensive Income Attributable to Noncontrolling Interests	7	7	7
Comprehensive Income Attributable to Parent	$498	$535	$818

(a)	Net of $1 million tax benefit in 2012, $24 million tax expense in 2011 and $8 million tax benefit in 2010.
(b)	Net of $1 million tax expense in 2012, $3 million tax expense in 2011 and $2 million tax expense in 2010.
(c)	Net of $3 million tax benefit in 2012, $56 million tax benefit in 2011 and $22 million tax benefit in 2010.
(d)	Net of $6 million tax expense in 2012, $5 million tax expense in 2011 and $4 million tax expense in 2010.
(e) Net of $62 million tax expense in 2012.

See Notes to Consolidated Financial Statements

PART II

PROGRESS ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in millions)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$231	$230
Receivables (net of allowance for doubtful accounts of $16 at December 31, 2012 and $27 at December 31, 2011)	790	883
Receivables from affiliated companies	15	―
Inventory	1,441	1,429
Other	766	778
Total current assets	3,243	3,320
Investments and Other Assets
Nuclear decommissioning trust funds	1,888	1,647
Goodwill	3,655	3,655
Other	530	504
Total investments and other assets	6,073	5,806
Property, Plant and Equipment
Cost	35,130	34,797
Cost, variable interest entities	16	16
Accumulated depreciation and amortization	(12,512)	(12,684)
Generation facilities to be retired, net	63	163
Net property, plant and equipment	22,697	22,292
Regulatory Assets and Deferred Debits
Regulatory assets	5,292	3,424
Other	100	89
Total regulatory assets and deferred debits	5,392	3,513
Total Assets	$37,405	$34,931
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,066	$968
Accounts payable to affiliated companies	30	―
Notes payable and commercial paper	―	671
Notes payable to affiliated companies	455	―
Taxes accrued	83	56
Interest accrued	192	200
Current maturities of long-term debt	843	961
Other	1,118	1,163
Total current liabilities	3,787	4,019
Long-term Debt	13,311	11,918
Long-term Debt Payable to Affiliated Companies	274	273
Deferred Credits and Other Liabilities
Deferred income taxes	2,558	2,193
Investment tax credits	95	103
Accrued pension and other post-retirement benefit costs	1,608	1,625
Asset retirement obligations	2,413	1,265
Regulatory liabilities	2,469	2,727
Other	612	690
Total deferred credits and other liabilities	9,755	8,603
Commitments and Contingencies
Preferred Stock of Subsidiaries	93	93
Equity
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding at December 31, 2012; no par value, 500 million shares authorized, 295 million shares issued and outstanding at December 31, 2011	―	7,418
Additional paid-in capital	7,465	16
Retained earnings	2,783	2,752
Accumulated other comprehensive loss	(67)	(165)
Total common shareholders' equity	10,181	10,021
Noncontrolling interests	4	4
Total equity	10,185	10,025
Total Liabilities and Equity	$37,405	$34,931

See Notes to Consolidated Financial Statements

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2012	2011			2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$407		$582		$863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	897		850		1,044
Equity component of AFUDC	(106)		(103)		(92)
Severance expense	38		―		―
FERC mitigation costs	71		―		―
Community support and charitable contributions expense	36		―		―
Gains (losses) on sales of other assets and other, net	(16)		(5)		9
Impairment charges	146		3		5
Deferred income taxes	263		353		478
Amount to be refunded to customers	100		288		―
Accrued pension and other post-retirement benefit costs	179		124		121
Contributions to qualified pension plans	(346)		(331)		(129)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	7		(10)		(17)
Receivables	49		167		(178)
Receivables from affiliated companies	(15)		―		―
Inventory	(71)		(210)		89
Other current assets	2		(111)		84
Increase (decrease) in
Accounts payable	175		(64)		115
Accounts payable to affiliated companies	30		―		―
Taxes accrued	25		(16)		26
Other current liabilities	81		67		78
Other assets	(25)		(67)		(25)
Other liabilities	(87)		98		60
Net cash provided by operating activities	1,840		1,615		2,531
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,366)		(2,256)		(2,445)
Purchases of available-for-sale securities	(1,374)		(5,017)		(7,009)
Proceeds from sales and maturities of available-for-sale securities	1,325		4,970		6,990
Insurance proceeds	7		79		64
Change in restricted cash	24		(24)		―
Other	102		36		―
Net cash used in investing activities	(2,282)		(2,212)		(2,400)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	2,074		1,286		591
Issuance of common stock	6		53		434
Payments for the redemption of long-term debt	(962)		(1,010)		(410)
Payments of short-term debt with original maturities greater than 90 days	(65)		―		―
Proceeds from issuance of short-term debt with original maturities greater than 90 days	65		―		―
Notes payable and commercial paper	(671)		667		(140)
Notes payable to affiliated companies	455		―		―
Distributions to noncontrolling interests	(7)		(7)		(6)
Dividends paid	(445)		(734)		(717)
Other	(7)		(39)		3
Net cash provided by (used in) financing activities	443		216		(245)
Net increase (decrease) in cash and cash equivalents	1		(381)		(114)
Cash and Cash Equivalents at Beginning of Period	230		611		725
Cash and Cash Equivalents at End of Period	$231		$230		$611
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$784		$793		$709
Cash paid for (received from) income taxes	$(4)		$(78)		$(56)
Significant non-cash transactions:
Accrued capital expenditures	$375		$380		$364
Asset retirement obligation additions and estimate revisions	$837		$(4)		$(36)
Capital expenditures financed through capital leases	$140	$	―	$	―

See Notes to Consolidated Financial Statements

PART II

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

					Accumulated Other
					Comprehensive Income (Loss)
			Unearned		Net Gain	Pension and
		Additional	ESOP		(Losses) on	OPEB Related	Common
	Common	Paid-in	Common	Retained	Cash Flow	Adjustments	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Capital	Stock	Earnings	Hedges	to AOCI	Equity	Interests	Equity
Balance at December 31, 2009	$6,862	$11	$(12)	$2,675	$(35)	$(52)	$9,449	$6	$9,455
Cumulative effect of change in accounting principle	―	―	―	―	―	―	―	(2)	(2)
Net income(a)	―	―	―	856	―	―	856	3	859
Other comprehensive loss	―	―	―	―	(28)	(10)	(38)	―	(38)
Common stock issuances, including dividend reinvestment and employee benefits	461	―	―	―	―	―	461	―	461
Allocation of ESOP shares	9	―	12	―	―	―	21	―	21
Common stock dividends	―	―	―	(726)	―	―	(726)	―	(726)
Distributions to noncontrolling interests	―	―	―	―	―	―	―	(2)	(2)
Other	―	―	―	―	―	―	―	(1)	(1)
Balance at December 31, 2010	$7,332	$11	$ ―	$2,805	$(63)	$(62)	$10,023	$4	$10,027
Net income(a)	―	―	―	575	―	―	575	3	578
Other comprehensive (loss) income	―	―	―	―	(79)	39	(40)	―	(40)
Common stock issuances, including dividend reinvestment and employee benefits	86	5	―	―	―	―	91	―	91
Common stock dividends	―	―	―	(628)	―	―	(628)	―	(628)
Distributions to noncontrolling interests	―	―	―	―	―	―	―	(3)	(3)
Balance at December 31, 2011	$7,418	$16	$ ―	$2,752	$(142)	$(23)	$10,021	$4	$10,025
Net income(a)	―	―	―	400	―	―	400	3	403
Other comprehensive income (loss)	―	―	―	―	100	(2)	98	―	98
Common stock issuances, including dividend reinvestment and employee benefits	18	13	―	―	―	―	31	―	31
Common stock dividends	―	―	―	(369)	―	―	(369)	―	(369)
Distributions to noncontrolling interests	―	―	―	―	―	―	―	(2)	(2)
Recapitalization for merger with Duke Energy	(7,436)	7,436	―	―	―	―	―	―	―
Other	―	―	―	―	―	―	―	(1)	(1)
Balance at December 31, 2012	$ ―	$7,465	$ ―	$2,783	$(42)	$(25)	$10,181	$4	$10,185

(a)

For the year ended December 31, 2012, consolidated net income of $407 million includes $4 million attributable to preferred shareholders of subsidiaries. For the year ended December 31, 2011, consolidated net income of $582 million includes $4 million attributable to preferred shareholders of subsidiaries. For the year ended December 31, 2010, consolidated net income of $863 million includes $4 million attributable to preferred shareholders of subsidiaries. Income attributable to preferred shareholders of subsidiaries is not a component of total equity and is excluded from the table above.

See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and Stockholders of

Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2013

See Notes to Consolidated Financial Statements

PART II

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2012	2011	2010
Operating Revenues	$4,706	$4,547	$4,933
Operating Expenses
Fuel used in electric generation and purchased power	1,895	1,755	2,008
Operation, maintenance and other	1,494	1,191	1,158
Depreciation and amortization	535	514	478
Property and other taxes	219	211	218
Impairment charges	54	3	5
Total operating expenses	4,197	3,674	3,867
Gains on Sales of Other Assets and Other, net	1	3	1
Operating Income	510	876	1,067
Other Income and Expenses, net	79	80	71
Interest Expense	207	184	186
Income Before Income Taxes	382	772	952
Income Tax Expense	110	256	350
Net Income	272	516	602
Less: Net Income (Loss) Attributable to Noncontrolling Interests	―	―	(1)
Net Income Attributable to Controlling Interests	272	516	603
Less: Preferred Stock Dividend Requirement	3	3	3
Net Income Available to Parent	$269	$513	$600

Net Income	$272	$516	$602
Other Comprehensive (Loss) Income, net of tax
Net unrealized loss on cash flow hedges(a)	(4)	(43)	(10)
Reclassification into earnings from cash flow hedges(b)	4	5	4
Reclassification of cash flow hedges to regulatory assets(c)	71	―	―
Other Comprehensive Income (Loss), net of tax	71	(38)	(6)
Comprehensive Income	343	478	596
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	―	―	(1)
Comprehensive Income Attributable to Controlling Interests	$343	$478	$597

(a)	Net of $3 million tax benefit in 2012, $28 million tax benefit in 2011 and $6 million tax benefit in 2010.
(b)	Net of $2 million tax expense in 2012, $3 million tax expense in 2011 and $3 million tax expense in 2010.
(c) Net of $46 million tax expense in 2012.

See Notes to Consolidated Financial Statements

PART II

CAROLINA POWER & LIGHT d/b/a PROGRESS ENERGY CAROLINAS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in millions)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$18	$20
Receivables (net of allowance for doubtful accounts of $9 at December 31, 2012 and 2011)	458	492
Receivables from affiliated companies	5	1
Inventory	828	770
Other	313	226
Total current assets	1,622	1,509
Investments and Other Assets
Nuclear decommissioning trust funds	1,259	1,088
Other	251	210
Total investments and other assets	1,510	1,298
Property, Plant and Equipment
Cost	21,168	19,367
Cost, variable interest entities	16	16
Accumulated depreciation and amortization	(8,185)	(7,991)
Generation facilities to be retired, net	63	163
Net property, plant and equipment	13,062	11,555
Regulatory Assets and Deferred Debits
Regulatory assets	1,845	1,682
Other	29	22
Total regulatory assets and deferred debits	1,874	1,704
Total Assets	$18,068	$16,066
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$542	$518
Accounts payable to affiliated companies	76	29
Notes payable and commercial paper	―	188
Notes payable to affiliated companies	364	31
Taxes accrued	23	23
Interest accrued	69	77
Current maturities of long-term debt	407	502
Other	517	417
Total current liabilities	1,998	1,785
Long-term Debt	4,433	3,704
Deferred Credits and Other Liabilities
Deferred income taxes	2,162	1,903
Investment tax credits	92	98
Accrued pension and other post-retirement benefit costs	715	687
Asset retirement obligations	1,649	896
Regulatory liabilities	1,538	1,543
Other	295	303
Total deferred credits and other liabilities	6,451	5,430
Commitments and Contingencies
Preferred Stock	59	59
Equity
Common stock, no par value, 200 million shares authorized; 160 million shares issued and outstanding at December 31, 2012 and 2011	2,159	2,148
Retained earnings	2,968	3,011
Accumulated other comprehensive loss	―	(71)
Total common stockholder's equity	5,127	5,088
Total Liabilities and Equity	$18,068	$16,066

See Notes to Consolidated Financial Statements

PART II

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2012	2011			2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$272		$516		$602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	676		654		593
Equity component of AFUDC	(69)		(71)		(64)
Severance expense	18		―		―
FERC mitigation costs	71		―		―
Community support and charitable contributions expense	36		―		―
Gains on sales of other assets and other, net	(1)		(3)		(1)
Impairment charges	―		3		5
Deferred income taxes	164		262		285
Accrued pension and other post-retirement benefit costs	70		43		43
Contributions to qualified pension plans	(141)		(217)		(95)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(25)		(23)		(11)
Receivables	2		84		(68)
Receivables from affiliated companies	(4)		8		5
Inventory	(58)		(182)		83
Other current assets	(24)		116		22
Increase (decrease) in
Accounts payable	149		(22)		49
Accounts payable to affiliated companies	47		(45)		20
Taxes accrued	(5)		(4)		(4)
Other current liabilities	23		40		39
Other assets	(28)		(38)		(22)
Other liabilities	(6)		16		37
Net cash provided by operating activities	1,167		1,137		1,518
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,525)		(1,426)		(1,382)
Purchases of available-for-sale securities	(582)		(572)		(490)
Proceeds from sales and maturities of available-for-sale securities	532		515		437
Notes receivable from affiliated companies	―		2		202
Other	91		12		3
Net cash used in investing activities	(1,484)		(1,469)		(1,230)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	988		495		―
Payments for the redemption of long-term debt	(502)		(2)		(1)
Notes payable and commercial paper	(188)		185		―
Notes payable to affiliated companies	333		31		―
Contribution from parent	―		―		14
Dividends paid to parent	(310)		(585)		(100)
Dividends paid on preferred stock	(3)		(3)		(3)
Other	(3)		1		(3)
Net cash provided by (used in) financing activities	315		122		(93)
Net (decrease) increase in cash and cash equivalents	(2)		(210)		195
Cash and Cash Equivalents at Beginning of Period	20		230		35
Cash and Cash Equivalents at End of Period	$18		$20		$230
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$249		$199		$166
Cash paid for (received from) income taxes	$19		$(97)		$108
Significant non-cash transactions:
Accrued capital expenditures	$232		$270		$247
Asset retirement obligation additions and estimate revisions	$698		$(4)		$1
Capital expenditures financed through capital leases	$140	$	―	$	―

See Notes to Consolidated Financial Statements

PART II

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

				Accumulated Other
				Comprehensive Income (Loss)
		Unearned		Net Gains
		ESOP		(Losses) on	Common
	Common	Common	Retained	Cash Flow	Stockholders'	Noncontrolling		Total
(in millions)	Stock	Stock	Earnings	Hedges	Equity	Interests		Equity
Balance at December 31, 2009	$2,108	$(12)	$2,588	$(27)	$4,657		$3	$4,660
Cumulative effect of change in accounting principle	―	―	―	―	―		(2)	(2)
Net income	―	―	603	―	603		(1)	602
Other comprehensive loss	―	―	―	(6)	(6)		―	(6)
Allocation of ESOP shares	10	12	―	―	22		―	22
Stock-based compensation expense	12	―	―	―	12		―	12
Dividend to parent	―	―	(100)	―	(100)		―	(100)
Preferred stock dividends at stated rate	―	―	(3)	―	(3)		―	(3)
Tax dividend	―	―	(5)	―	(5)		―	(5)
Balance at December 31, 2010	$2,130	$ ―	$3,083	$(33)	$5,180	$	―	$5,180
Net income	―	―	516	―	516		―	516
Other comprehensive loss	―	―	―	(38)	(38)		―	(38)
Stock-based compensation expense	18	―	―	―	18		―	18
Dividend to parent	―	―	(585)	―	(585)		―	(585)
Preferred stock dividends at stated rate	―	―	(3)	―	(3)		―	(3)
Balance at December 31, 2011	$2,148	$ ―	$3,011	$(71)	$5,088	$	―	$5,088
Net income	―	―	272	―	272		―	272
Other comprehensive income	―	―	―	71	71		―	71
Stock-based compensation expense	11	―	―	―	11		―	11
Dividend to parent	―	―	(310)	―	(310)		―	(310)
Preferred stock dividends at stated rate	―	―	(3)	―	(3)		―	(3)
Tax dividend	―	―	(2)	―	(2)		―	(2)
Balance at December 31, 2012	$2,159	$ ―	$2,968	$ ―	$5,127	$	―	$5,127

See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Florida Power Corporation d/b/a Progress Energy Florida, Inc.

Charlotte, North Carolina

We have audited the accompanying balance sheets of Florida Power Corporation d/b/a Progress Energy Florida, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations and comprehensive income, common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Power Corporation d/b/a Progress Energy Florida, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2013

See Notes to Consolidated Financial Statements

PART II

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2012	2011	2010
Operating Revenues	$4,689	$4,392	$5,276
Operating Expenses
Fuel used in electric generation and purchased power	2,409	2,288	2,613
Operation, maintenance and other	969	883	915
Depreciation and amortization	192	169	426
Property and other taxes	346	351	362
Impairment charges	146	―	―
Total operating expenses	4,062	3,691	4,316
Gains (Losses) on Sales of Other Assets and Other, net	2	2	(5)
Operating Income	629	703	955
Other Income and Expenses, net	39	30	32
Interest Expense	255	239	258
Income Before Income Taxes	413	494	729
Income Tax Expense	147	180	276
Net Income	266	314	453
Less: Preferred Stock Dividend Requirement	2	2	2
Net Income Available to Parent	$264	$312	$451

Net Income	$266	$314	$453
Other Comprehensive Income (Loss), net of tax
Net unrealized loss on cash flow hedges(a)	―	(23)	(7)
Reclassification into earnings from cash flow hedges(b)	1	―	―
Reclassification of cash flow hedges to regulatory assets(c)	26	―	―
Other Comprehensive Income (Loss), net of tax	27	(23)	(7)
Comprehensive Income	$293	$291	$446

(a)	Net of $15 million tax benefit in 2011 and $4 million tax benefit in 2010.
(b) Net of $1 million tax expense in 2012.
(c) Net of $16 million tax expense in 2012.

See Notes to Consolidated Financial Statements

PART II

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
BALANCE SHEETS

	December 31,	December 31,
(in millions)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$131	$16
Receivables (net of allowance for doubtful accounts of $7 at December 31, 2012 and $18 at December 31, 2011)	318	367
Receivables from affiliated companies	20	7
Notes receivable from affiliated companies	207	―
Inventory	613	659
Other	351	419
Total current assets	1,640	1,468
Investments and Other Assets
Nuclear decommissioning trust funds	629	559
Other	182	142
Total investments and other assets	811	701
Property, Plant and Equipment
Cost	13,432	14,926
Accumulated depreciation and amortization	(4,072)	(4,474)
Net property, plant and equipment	9,360	10,452
Regulatory Assets and Deferred Debits
Regulatory assets	3,321	1,629
Other	48	44
Total regulatory assets and deferred debits	3,369	1,673
Total Assets	$15,180	$14,294
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$412	$340
Accounts payable to affiliated companies	44	14
Notes payable and commercial paper	―	233
Notes payable to affiliated companies	―	8
Taxes accrued	48	31
Interest accrued	55	54
Current maturities of long-term debt	435	10
Other	534	576
Total current liabilities	1,528	1,266
Long-term Debt	4,885	4,671
Deferred Credits and Other Liabilities
Deferred income taxes	1,518	1,325
Accrued pension and other post-retirement benefit costs	610	598
Asset retirement obligations	764	369
Regulatory liabilities	787	1,024
Other	255	332
Total deferred credits and other liabilities	3,934	3,648
Commitments and Contingencies
Preferred Stock	34	34
Equity
Common stock, no par value, 60 million shares authorized, 100 issued and outstanding at December 31, 2012 and 2011	1,762	1,757
Retained earnings	3,037	2,945
Accumulated other comprehensive loss	―	(27)
Total common stockholder's equity	4,799	4,675
Total Liabilities and Equity	$15,180	$14,294

See Notes to Consolidated Financial Statements

PART II

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2012	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$266		$314	$453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	197		174	430
Equity component of AFUDC	(37)		(32)	(28)
Severance expense	6		―	―
Gains (losses) on sales of other assets and other, net	(2)		(2)	5
Impairment charges	146		―	―
Deferred income taxes	142		234	324
Amount to be refunded to customers	100		288	―
Accrued pension and other post-retirement benefit costs	71		52	58
Contributions to qualified pension plans	(128)		(112)	(34)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	73		(13)	(7)
Receivables	37		91	(95)
Receivables from affiliated companies	(13)		(6)	(1)
Inventory	(13)		(28)	6
Other current assets	22		(160)	(85)
Increase (decrease) in
Accounts payable	21		(45)	76
Accounts payable to affiliated companies	30		(37)	(4)
Taxes accrued	15		(8)	53
Other current liabilities	51		16	45
Other assets	8		(7)	1
Other liabilities	(94)		46	7
Net cash provided by operating activities	898		765	1,204
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(809)		(813)	(1,055)
Purchases of available-for-sale securities	(791)		(4,435)	(6,386)
Proceeds from sales and maturities of available-for-sale securities	791		4,438	6,390
Insurance proceeds	7		76	64
Notes receivable from affiliated companies	(207)		―	―
Other	9		27	―
Net cash used in investing activities	(1,000)		(707)	(987)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	642		296	591
Payments for the redemption of long-term debt	(10)		(309)	(308)
Payments of short-term debt with original maturities greater than 90 days	(65)		―	―
Proceeds from issuance of short-term debt with original maturities greater than 90 days	65		―	―
Notes payable and commercial paper	(233)		233	―
Notes payable to affiliated companies	(8)		―	(212)
Dividends paid to parent	(170)		(510)	(50)
Dividends paid on preferred stock	(2)		(2)	(2)
Other	(2)		1	(4)
Net cash provided by (used in) financing activities	217		(291)	15
Net increase (decrease) in cash and cash equivalents	115		(233)	232
Cash and Cash Equivalents at Beginning of Period	16		249	17
Cash and Cash Equivalents at End of Period	$131		$16	$249
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$266		$287	$241
Cash paid for (received from) income taxes	$24		$(83)	$(98)
Significant non-cash transactions:
Accrued capital expenditures	$139		$106	$112
Asset retirement obligation additions and estimate revisions	$139	$	―	$(19)

See Notes to Consolidated Financial Statements

PART II

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

			Accumulated Other
			Comprehensive Income (Loss)
			Net Gains
			(Losses) on
	Common	Retained	Cash Flow
(in millions)	Stock	Earnings	Hedges	Total
Balance at December 31, 2009	$1,744	$2,743	$3	$4,490
Net income	―	453	―	453
Other comprehensive loss	―	―	(7)	(7)
Stock-based compensation expense	6	―	―	6
Dividend to parent	―	(50)	―	(50)
Preferred stock dividends at stated rate	―	(2)	―	(2)
Balance at December 31, 2010	$1,750	$3,144	$(4)	$4,890
Net income	―	314	―	314
Other comprehensive loss	―	―	(23)	(23)
Stock-based compensation expense	7	―	―	7
Dividend to parent	―	(510)	―	(510)
Preferred stock dividends at stated rate	―	(2)	―	(2)
Tax dividend	―	(1)	―	(1)
Balance at December 31, 2011	$1,757	$2,945	$(27)	$4,675
Net income	―	266	―	266
Other comprehensive income	―	―	27	27
Stock-based compensation expense	5	―	―	5
Dividend to parent	―	(170)	―	(170)
Preferred stock dividends at stated rate	―	(2)	―	(2)
Tax dividend	―	(2)	―	(2)
Balance at December 31, 2012	$1,762	$3,037	$ ―	$4,799

See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Duke Energy Ohio, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Ohio, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2013

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2012	2011	2010
Operating Revenues
Regulated electric	$1,386	$1,518	$1,823
Non-regulated electric and other	1,295	1,105	885
Regulated natural gas	471	558	621
Total operating revenues	3,152	3,181	3,329
Operating Expenses
Fuel used in electric generation and purchased power - regulated	475	380	490
Fuel used in electric generation and purchased power - non-regulated	832	653	465
Cost of natural gas	142	209	269
Operation, maintenance and other	797	885	836
Depreciation and amortization	338	335	400
Property and other taxes	224	260	260
Goodwill and other impairment charges	2	89	837
Total operating expenses	2,810	2,811	3,557
Gains on Sales of Other Assets and Other, net	7	5	3
Operating Income (Loss)	349	375	(225)
Other Income and Expenses, net	13	19	25
Interest Expense	89	104	109
Income (Loss) Before Income Taxes	273	290	(309)
Income Tax Expense	98	96	132
Net Income (Loss)	175	194	(441)
Other Comprehensive Income (Loss), net of tax
Reclassification from earnings into cash flow hedges(a)	―	―	(1)
Pension and OPEB adjustments(b)	27	(6)	8
Comprehensive Income (Loss)	$202	$188	$(434)

(a)	Net of $1 million tax benefit in 2010.
(b)	Net of $8 million tax expense in 2012, insignificant tax expense in 2011 and $4 million tax expense in 2010.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in millions)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$31	$99
Receivables (net of allowance for doubtful accounts of $2 at December 31, 2012and $16 at December 31, 2011)	108	137
Receivables from affiliated companies	82	143
Notes receivable from affiliated companies	1	401
Inventory	227	243
Other	267	220
Total current assets	716	1,243
Investments and Other Assets
Goodwill	921	921
Intangibles, net	129	143
Other	75	58
Total investments and other assets	1,125	1,122
Property, Plant and Equipment
Cost	10,824	10,632
Accumulated depreciation and amortization	(2,698)	(2,594)
Net property, plant and equipment	8,126	8,038
Regulatory Assets and Deferred Debits
Regulatory assets	579	520
Other	14	16
Total regulatory assets and deferred debits	593	536
Total Assets	$10,560	$10,939
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$318	$318
Accounts payable to affiliated companies	62	84
Notes payable to affiliated companies	245	―
Taxes accrued	159	180
Interest accrued	14	23
Current maturities of long-term debt	261	507
Other	126	122
Total current liabilities	1,185	1,234
Long-term Debt	1,736	2,048
Deferred Credits and Other Liabilities
Deferred income taxes	1,853	1,853
Investment tax credits	6	8
Accrued pension and other post-retirement benefit costs	157	147
Asset retirement obligations	28	27
Regulatory liabilities	254	273
Other	175	182
Total deferred credits and other liabilities	2,473	2,490
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at December 31, 2012 and December 31, 2011	762	762
Additional paid-in capital	4,882	5,085
Accumulated deficit	(477)	(652)
Accumulated other comprehensive loss	(1)	(28)
Total common stockholder's equity	5,166	5,167
Total Liabilities and Common Stockholder's Equity	$10,560	$10,939

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2012		2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$175		$194		$(441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	342		338		403
Gains on sales of other assets and other, net	(7)		(5)		(3)
Impairment charges	2		89		837
Deferred income taxes	61		190		17
Accrued pension and other post-retirement benefit costs	11		14		12
Contributions to qualified pension plans	―		(48)		(45)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(5)		(8)		(18)
Receivables	29		10		191
Receivables from affiliated companies	61		98		(221)
Inventory	15		11		15
Other current assets	(62)		(24)		71
Increase (decrease) in
Accounts payable	5		(33)		87
Accounts payable to affiliated companies	(22)		1		(108)
Taxes accrued	(24)		8		25
Other current liabilities	(21)		(3)		6
Other assets	―		(61)		42
Other liabilities	(116)		47		(15)
Net cash provided by operating activities	444		818		855
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(514)		(499)		(446)
Net proceeds from the sales of other assets	82		―		―
Notes receivable from affiliated companies	400		79		(296)
Change in restricted cash	―		(26)		―
Other	6		(3)		2
Net cash used in investing activities	(26)		(449)		(740)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	―		―		34
Payments for the redemption of long-term debt	(556)		(9)		(36)
Notes payable and commercial paper	―		―		(12)
Notes payable to affiliated companies	245		―		―
Dividends to parent	(175)		(485)		―
Other	―		(4)		―
Net cash used in financing activities	(486)		(498)		(14)
Net (decrease) increase in cash and cash equivalents	(68)		(129)		101
Cash and cash equivalents at beginning of period	99		228		127
Cash and cash equivalents at end of period	$31		$99		$228
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$93		$100		$108
Cash paid (received) for income taxes	$18		$(102)		$114
Significant non-cash transactions:
Accrued capital expenditures	$31		$43		$40
Transfer of Vermillion Generating Station to Duke Energy Indiana	$28	$	―	$	―

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

				Accumulated Other
				Comprehensive Income (Loss)
				Net Gains	Pension and
		Additional	Retained	(Losses) on	OPEB Related
	Common	Paid-in	Earnings	Cash Flow	Adjustments
(in millions)	Stock	Capital	(Deficit)	Hedges	to AOCI	Total
Balance at December 31, 2009	$762	$5,570	$(405)	$1	$(30)	$5,898
Net loss	―	―	(441)	―		(441)
Other comprehensive loss (income)				(1)	8	7
Balance at December 31, 2010	$762	$5,570	$(846)	$ ―	$(22)	$5,464
Net income	―	―	194	―	―	194
Other comprehensive (loss) income					(6)	(6)
Dividends to parent	―	(485)	―	―	―	(485)
Balance at December 31, 2011	$762	$5,085	$(652)	$ ―	$(28)	$5,167
Net income	―	―	175	―	―	175
Other comprehensive income				―	27	27
Transfer of Vermillion Generating Station to Duke Energy Indiana	―	(28)	―	―	―	(28)
Dividends to parent	―	(175)	―	―	―	(175)
Balance at December 31, 2012	$762	$4,882	$(477)	$ ―	$(1)	$5,166

See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Duke Energy Indiana, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, Inc. and subsidiary (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Indiana, Inc. and subsidiary at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2013

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended
	December 31,
(in millions)	2012	2011	2010
Operating Revenues	$2,717	$2,622	$2,520
Operating Expenses
Fuel used in electric generation and purchased power	1,088	986	912
Operation, maintenance and other	655	647	611
Depreciation and amortization	389	391	375
Property and other taxes	81	82	70
Impairment charges	579	234	44
Total operating expenses	2,792	2,340	2,012
Losses on Sales of Other Assets and Other, net	―	―	(2)
Operating (Loss) Income	(75)	282	506
Other Income and Expenses, net	90	97	70
Interest Expense	138	137	135
(Loss) Income Before Income Taxes	(123)	242	441
Income Tax (Benefit) Expense	(73)	74	156
Net (Loss) Income	(50)	168	285
Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges(a)	(2)	(1)	(2)
Comprehensive (Loss) Income	$(52)	$167	$283

(a)	Net of tax benefit of $1 million in 2012, 2011 and 2010.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in millions)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$36	$16
Receivables (net of allowance for doubtful accounts of $1 at December 31, 2012 and December 31, 2011)	33	42
Receivables from affiliated companies	104	156
Inventory	380	330
Other	138	135
Total current assets	691	679
Investments and Other Assets
Intangibles, net	41	50
Other	122	113
Total investments and other assets	163	163
Property, Plant and Equipment
Cost	12,012	11,791
Accumulated depreciation and amortization	(3,692)	(3,393)
Net property, plant and equipment	8,320	8,398
Regulatory Assets and Deferred Debits
Regulatory assets	810	798
Other	24	24
Total regulatory assets and deferred debits	834	822
Total Assets	$10,008	$10,062
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$173	$201
Accounts payable to affiliated companies	60	72
Notes payable to affiliated companies	81	300
Taxes accrued	61	74
Interest accrued	53	50
Current maturities of long-term debt	405	6
Other	165	93
Total current liabilities	998	796
Long-term Debt	3,147	3,303
Long-term Debt payable to affiliated companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	853	927
Investment tax credits	142	143
Accrued pension and other post-retirement benefit costs	186	161
Asset retirement obligations	37	43
Regulatory liabilities	741	683
Other	46	122
Total deferred credits and other liabilities	2,005	2,079
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at December 31, 2012 and December 31, 2011	1	1
Additional paid-in capital	1,384	1,358
Retained earnings	2,318	2,368
Accumulated other comprehensive income	5	7
Total common stockholder's equity	3,708	3,734
Total Liabilities and Common Stockholder's Equity	$10,008	$10,062

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2012	2011			2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(50)		$168		$285
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	393		395		380
Equity component of AFUDC	(84)		(88)		(56)
Losses on sales of other assets and other, net	―		―		2
Impairment charges	579		234		44
Deferred income taxes and investment tax credit amortization	(74)		(63)		143
Contributions to qualified pension plans	―		(52)		(46)
Accrued pension and other post-retirement benefit costs	15		23		23
(Increase) decrease in
Receivables	6		25		105
Receivables from affiliated companies	52		63		(204)
Inventory	(50)		(64)		46
Other current assets	(25)		13		(14)
Increase (decrease) in
Accounts payable	18		(14)		39
Accounts payable to affiliated companies	(12)		5		(60)
Taxes accrued	(27)		29		―
Other current liabilities	6		(16)		17
Other assets	6		47		4
Other liabilities	(37)		(72)		(46)
Net cash provided by operating activities	716		633		662
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(718)		(1,066)		(1,255)
Purchases of available-for-sale securities	(17)		(11)		(24)
Proceeds from sales and maturities of available-for-sale securities	18		8		25
Notes receivable from affiliated companies	―		115		(84)
Change in restricted cash	―		6		(6)
Other	(1)		(5)		(2)
Net cash used in investing activities	(718)		(953)		(1,346)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	250		―		571
Payments for the redemption of long-term debt	(7)		(14)		(199)
Notes payable to affiliated companies	(219)		300		―
Capital contribution from parent	―		―		350
Other	(2)		(4)		(4)
Net cash provided by financing activities	22		282		718
Net increase (decrease) in cash and cash equivalents	20		(38)		34
Cash and cash equivalents at beginning of period	16		54		20
Cash and cash equivalents at end of period	$36		$16		$54
Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$130		$130		$122
Cash paid for income taxes	$57		$90		$31
Significant non-cash transactions:
Accrued capital expenditures	$67		$110		$131
Transfer of Vermillion Generating Station from Duke Energy Ohio	$26	$	―	$	―

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

				Accumulated Other
				Comprehensive
				Income (Loss)
				Net Gains
		Additional		(Losses) on
	Common	Paid-in	Retained	Cash Flow
(in millions)	Stock	Capital	Earnings	Hedges	Total
Balance at December 31, 2009	$1	$1,008	$1,915	$10	$2,934
Net income	―	―	285	―	285
Other comprehensive loss				(2)	(2)
Capital contribution from parent	―	350	―	―	350
Balance at December 31, 2010	$1	$1,358	$2,200	$8	$3,567
Net loss	―	―	168	―	168
Other comprehensive loss				(1)	(1)
Balance at December 31, 2011	$1	$1,358	$2,368	$7	$3,734
Net loss	―	―	(50)	―	(50)
Other comprehensive loss				(2)	(2)
Transfer of Vermillion Generating Station from Duke Energy Ohio	―	26	―	―	26
Balance at December 31, 2012	$1	$1,384	$2,318	$5	$3,708

See Notes to Consolidated Financial Statements

PART II

Index to Combined Notes To Consolidated Financial Statements

The notes to the consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the footnotes apply:

Applicable Notes
Registrant	1	2	3	4	5	6	7	8	9	10	11	12	13	14	15	16	17	18	19	20	21	22	23	24	25	26	27
Duke Energy Corporation	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•		•	•
Duke Energy Carolinas, LLC	•	•	•	•	•	•		•	•	•	•			•	•	•	•	•			•	•	•	•		•	•
Progress Energy, Inc.	•	•	•	•	•	•	•	•	•	•	•	•		•	•	•	•	•	•	•	•	•	•	•	•	•	•
Progress Energy Carolinas, Inc.	•	•	•	•	•	•	•	•	•	•	•			•	•	•	•	•		•	•	•	•	•		•	•
Progress Energy Florida, Inc.	•	•	•	•	•	•	•	•	•	•	•			•	•	•	•	•		•	•	•	•	•		•	•
Duke Energy Ohio, Inc.	•	•	•	•	•	•	•	•	•	•	•	•		•	•	•		•			•	•	•	•		•	•
Duke Energy Indiana, Inc.	•	•	•	•	•	•		•	•	•	•	•		•	•	•	•	•			•	•	•	•		•	•

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Consolidation.

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy), is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) and Latin America primarily through its direct and indirect subsidiaries. Duke Energy’s subsidiaries included Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), which includes Duke Energy Kentucky, Inc. (Duke Energy Kentucky), and Duke Energy Indiana, Inc. (Duke Energy Indiana) prior to the merger with Progress Energy, Inc. (Progress Energy). On July 2, 2012, Duke Energy merged with Progress Energy, with Duke Energy continuing as the surviving corporation, and Progress Energy becoming a subsidiary of Duke Energy. Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (Progress Energy Carolinas) and Florida Power Corporation d/b/a Progress Energy Florida, Inc. (Progress Energy Florida), Progress Energy’s regulated utility subsidiaries, are now indirect subsidiaries of Duke Energy. Duke Energy’s consolidated financial statements include Progress Energy, Progress Energy Carolinas and Progress Energy Florida activity beginning July 2, 2012. See Note 2 for additional information regarding the merger. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants, Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.

Progress Energy, Progress Energy Carolinas and Progress Energy Florida (collectively referred to as the Progress Energy Registrants) continue to maintain reporting requirements as SEC registrants. In accordance with SEC guidance, the Progress Energy Registrants did not reflect the impacts of acquisition accounting from the merger with Duke Energy, whereby the adjustments of assets and liabilities to fair value and the resultant goodwill would be shown on the financial statements of the Progress Energy Registrants. These adjustments were recorded by Duke Energy.

The information in these combined notes relates to each of the Duke Energy Registrants as noted in the Index to the Combined Notes. However, none of the registrants makes any representation as to information related solely to Duke Energy or the subsidiaries of Duke Energy other than itself. As discussed further in Note 3, Duke Energy operates three reportable business segments: U.S. Franchised Electric and Gas (USFE&G), Commercial Power and International Energy. The remainder of Duke Energy’s operations is presented as Other.

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and all majority-owned subsidiaries where the respective Duke Energy Registrants have control and those variable interest entities (VIEs) where the respective Duke Energy Registrants are the primary beneficiary. These Consolidated Financial Statements also reflect the Duke Energy Registrants’ proportionate share of certain generation and transmission facilities. In January 2012, Duke Energy Ohio completed the sale of its 75% ownership of the Vermillion Generating Station (Vermillion); upon the close, Duke Energy Indiana purchased a 62.5% interest in the station. See Note 2 for further discussion.

Duke Energy Carolinas, a wholly owned subsidiary of Duke Energy, is an electric utility company that generates, transmits, distributes and sells electricity in North Carolina and South Carolina. Duke Energy Carolinas is subject to the regulatory provisions of the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the U.S. Nuclear Regulatory Commission (NRC) and the Federal Energy Regulatory Commission (FERC). Substantially all of Duke Energy Carolinas’ operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Carolinas’ operations include one reportable business segment, Franchised Electric.

Progress Energy, a wholly owned subsidiary of Duke Energy, is a holding company headquartered in Raleigh, North Carolina, subject to regulation by the FERC. Progress Energy conducts operations through its wholly owned subsidiaries, Progress Energy Carolinas and Progress Energy Florida. As discussed further in Note 3, Progress Energy’s operations include one reportable segment, Franchised Electric.

Progress Energy Carolinas, an indirect wholly owned subsidiary of Duke Energy, is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Progress Energy Carolinas is subject to the regulatory provisions of the NCUC, the PSCSC, the NRC and the FERC. Substantially all of Progress Energy Carolinas’ operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Progress Energy Carolinas’ operations include one reportable segment, Franchised Electric.

See Notes to Consolidated Financial Statements

PART II

Progress Energy Florida, an indirect wholly owned subsidiary of Duke Energy, is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in west central Florida. Progress Energy Florida is subject to the regulatory jurisdiction of the Florida Public Service Commission (FPSC), the NRC and the FERC. Substantially all of Progress Energy Florida’s operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Progress Energy Florida’s operations include one reportable segment, Franchised Electric.

Duke Energy Ohio, an indirect wholly owned subsidiary of Duke Energy, is a combination electric and gas public utility that provides service in the southwestern portion of Ohio and in northern Kentucky through its wholly owned subsidiary, Duke Energy Kentucky, as well as electric generation in parts of Ohio, Illinois and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the energy price is recovered from retail customers. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC) and the FERC. Duke Energy Ohio applies regulatory accounting treatment to substantially all of the operations in its Franchised Electric and Gas operating segment. Through November 2011, Duke Energy Ohio applied regulatory accounting treatment to certain rate riders associated with retail generation of its Commercial Power operating segment. See Note 3 for further information about Duke Energy Ohio’s business segments.

Duke Energy Indiana, an indirect wholly owned subsidiary of Duke Energy, is an electric utility that provides service in north central, central, and southern Indiana. Its primary line of business is generation, transmission and distribution of electricity. Duke Energy Indiana is subject to the regulatory provisions of the Indiana Utility Regulatory Commission (IURC) and the FERC. Substantially all of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Indiana’s operations include one reportable business segment, Franchised Electric.

Certain prior year amounts have been reclassified to conform to current year presentation. In addition, prior year financial statements and footnote disclosures for the Progress Energy Registrants have been reclassified to conform to Duke Energy’s presentation.

Reverse Stock Split.

On July 2, 2012, just prior to the close of the merger with Progress Energy, Duke Energy executed a one-for-three reverse stock split with respect to the issued and outstanding shares of Duke Energy common stock. All per-share amounts included in this Form 10-K are presented as if the one-for-three reverse stock split had been effective from the beginning of the earliest period presented.

Use of Estimates.

To conform to generally accepted accounting principles (GAAP) in the U.S., management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

Cost-Based Regulation.

The Duke Energy Registrants account for their regulated operations in accordance with applicable regulatory accounting guidance. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers in a future period or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, the Duke Energy Registrants record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for nonregulated entities. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Additionally, management continually assesses whether any regulatory liabilities have been incurred. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery and that no regulatory liabilities, other than those recorded, have been incurred. These regulatory assets and liabilities are classified in the Consolidated Balance Sheets as Regulatory assets and Other in Current Assets and as Regulatory liabilities and Other in Current Liabilities, respectively. The Duke Energy Registrants periodically evaluate the applicability of regulatory accounting treatment by considering factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, the Duke Energy Registrants may have to reduce their asset balances to reflect a market basis less than cost and write-off the associated regulatory assets and liabilities. If it becomes probable that part of the cost of a plant under construction or a recently completed plant will be disallowed for ratemaking purposes and a reasonable estimate of the amount of the disallowance can be made, that amount is recognized as a loss.

In November 2011, in conjunction with the PUCO’s approval of its new Electric Security Plan (ESP), Duke Energy Ohio ceased applying regulatory accounting treatment to generation operations within its Commercial Power segment.

For further information, see Note 4.

Energy Purchases, Fuel Costs and Fuel Cost Deferrals.

The Duke Energy Registrants utilize cost-tracking mechanisms, commonly referred to as a fuel adjustment clause, to recover the retail portion of fuel and purchased power. The Duke Energy Registrants defer the related cost through Fuel used in electric generation and purchased power — regulated on the Consolidated Statement of Operations, unless a regulatory requirement exists for deferral through Operating Revenues.

Fuel used in electric generation and purchased power — regulated includes fuel, purchased power and recoverable costs that are deferred through fuel clauses established by the Subsidiary Registrants’ regulators. These clauses allow the Subsidiary Registrants to recover fuel costs, fuel-related costs and portions of purchased power costs through surcharges on customer rates. The Subsidiary Registrants record any under-recovery or over-recovery resulting from the differences between estimated and actual costs as a regulatory asset or regulatory

See Notes to Consolidated Financial Statements

PART II

liability until billed or refunded to customers, at which point the differences are adjusted through revenues. Indiana law limits the amount of fuel costs that Duke Energy Indiana can recover to an amount that will not result in earning a return in excess of that allowed by the IURC.

As discussed in Note 4, beginning January 1, 2012, Duke Energy Ohio procures energy for its retail customers through a third-party auction. Purchases of energy through the auction process are a pass-through of costs for Duke Energy Ohio, with no affect on earnings. Subsequent to December 31, 2011, Duke Energy Ohio’s generation assets are no longer dedicated to retail customers and, accordingly, Duke Energy Ohio can no longer recover their generation assets’ energy purchases and fuel costs from regulated customers.

Cash and Cash Equivalents.

All highly liquid investments with maturities of three months or less at the date of acquisition are considered cash equivalents. At December 31, 2012, Duke Energy had cash and cash equivalents of $1,424 million, of which $731 million is held in foreign jurisdictions and is forecasted to be used to fund international operations and investments.

Restricted Cash.

The Duke Energy Registrants have restricted cash related primarily to collateral assets, escrow deposits, and restricted cash of VIEs. Restricted cash balances are reflected in Other within Current Assets and in Other within Investments and Other Assets on the Consolidated Balance Sheets.

	December 31,
(in millions)	2012	2011
Duke Energy	$574	$104
Duke Energy Carolinas	—	—
Progress Energy	11	35
Progress Energy Carolinas	—	—
Progress Energy Florida	—	—
Duke Energy Ohio	—	30
Duke Energy Indiana	—	—

Inventory.

 Inventory is comprised of amounts presented in the tables below and is recorded primarily using the average cost method. Inventory related to the Duke Energy Registrants’ regulated operations is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to property, plant and equipment when installed. Reserves are established for excess and obsolete inventory. Inventory related to the Duke Energy Registrants’ nonregulated operations is valued at the lower of cost or market. The following tables present the Duke Energy Registrants’ inventory.

	December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Materials and supplies	$1,751	$574	$768	$499	$269	$142	$164
Coal held for electric generation	1,468	488	673	329	344	82	216
Natural gas	4	—	—	—	—	3	—
Total inventory	$3,223	$1,062	$1,441	$828	$613	$227	$380

	December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Materials and supplies	$873	$505	$747	$446	$301	$150	$134
Coal held for electric generation	712	412	681	323	358	90	196
Natural gas	3	—	1	1	—	3	—
Total inventory	$1,588	$917	$1,429	$770	$659	$243	$330

Duke Energy Ohio has agreements with a third party through which title of natural gas inventory purchased by Duke Energy Ohio is transferred to a third party. Under the agreements, the gas inventory is stored and managed for Duke Energy Ohio and is delivered on demand. As a result of the agreements, the combined natural gas inventory of approximately $44 million and $50 million being held by a third party as of December 31, 2012, and December 31, 2011, respectively, was classified as Other within Current Assets on the Consolidated Balance Sheets.

Investments in Debt and Equity Securities.

The Duke Energy Registrants classify investments into two categories — trading and available-for-sale. Trading securities are reported at fair value in the Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. Available-for-sale securities are also reported at fair value on the Consolidated Balance Sheets with unrealized gains and losses included in Accumulated Other Comprehensive Income (AOCI) or as a regulatory asset or liability, unless it is determined that the carrying value of an investment is other-than-temporarily impaired. Other-than-temporary impairments related to equity securities and the credit loss portion of debt securities are included in earnings, unless deferred in accordance with regulatory accounting treatment. Investments in debt and equity

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. -DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets with respect to certain investments that have historically provided for a high degree of liquidity, such as investments in auction rate debt securities.

See Note 17 for further information on the investments in debt and equity securities, including investments held in the nuclear decommissioning trust funds (NDTF).

Goodwill.

Duke Energy and Duke Energy Ohio perform annual goodwill impairment tests as of August 31 each year and update these tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.

In 2012, Progress Energy changed its goodwill impairment testing date from October 31 to August 31. The change in the goodwill impairment test date is preferable as it better aligns the annual goodwill impairment testing procedures with the testing procedures of Duke Energy. The change in accounting principle did not accelerate, delay, avoid, or cause a goodwill impairment charge. Neither the change in the goodwill impairment testing date nor the merger resulted in any changes to the Progress Energy reporting units. Due to significant judgments and estimates that are utilized in a goodwill impairment analysis, Progress Energy determined it was impracticable to objectively determine, without the use of hindsight, projected cash flows and related valuation estimates as of each August 31, for periods prior to August 31, 2012. As such, the change in the annual goodwill impairment testing date was prospectively applied from August 31, 2012.

Duke Energy, Progress Energy and Duke Energy Ohio perform the annual review for goodwill impairment at the reporting unit level, which Duke Energy and Progress Energy have determined to be an operating segment or one level below and which Duke Energy Ohio has determined to be an operating segment.

The annual goodwill impairment test may first consider qualitative factors to determine whether it is more likely than not (i.e. greater than 50 percent chance) that the fair value of a reporting unit is less than its book value. This is sometimes referred to as “step zero” and is an optional step in the annual goodwill impairment analysis (see further discussion as discussed in “New Accounting Standards” below). If the results of qualitative assessments indicate that the fair value of a reporting unit is more likely than not less than the carrying value of the reporting unit, the two-step impairment test is required. Step one of the impairment test involves comparing the fair values of reporting units with their carrying values, including goodwill. If the carrying amount is less than fair value in step one, further testing of goodwill is not performed. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Under step two, determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The goodwill impairment charge, if any, would be the excess of the carrying amount of goodwill over the implied fair value of goodwill upon the completion of step two.

As a result of the Progress Energy merger, Duke Energy, Progress Energy and Duke Energy Ohio performed step one of the goodwill impairment test as of August 31, 2012, and concluded the fair value of the reporting units exceeded their respective carrying values, and thus, did not record any impairment charges. In 2011, Duke Energy and Duke Energy Ohio performed the qualitative assessments under step zero and concluded that it was more likely than not the fair value of each reporting unit exceeded its carrying value. In 2011, Progress Energy performed step one of the goodwill impairment test, which indicated the carrying amounts of goodwill were not impaired. In 2010, Duke Energy, Progress Energy and Duke Energy Ohio used the two-step process to test goodwill for impairment, which resulted in impairments recorded by Duke Energy and Duke Energy Ohio.

See Note 12 for further information.

Long-Lived Asset Impairments.

The Duke Energy Registrants evaluate whether long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the carrying value of the asset over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as, among others, changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset are generally viewed by management as triggering events to re-assess the cash flows related to the long-lived assets.

See Note 12 for further information.

Property, Plant and Equipment.

Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. The Duke Energy Registrants capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the allowance for funds used during construction (AFUDC). See “AFUDC and Interest Capitalized,” below for additional information. The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of the asset, are expensed as incurred. Depreciation is generally computed over the estimated useful life of the asset using the composite straight-line method. For regulated operations, depreciation studies are conducted periodically to update the composite rates and

266

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

are approved by the various state commissions. The composite weighted-average depreciation rates, excluding nuclear fuel, for each of the Duke Energy Registrants are included in the following table:

	Years Ended December 31,
	2012	2011	2010
Duke Energy	2.9%	3.2%	3.2%
Duke Energy Carolinas	2.8%	2.6%	2.7%
Progress Energy	2.6%	2.3%	2.0%
Progress Energy Carolinas	2.7%	2.1%	2.1%
Progress Energy Florida	2.5%	2.4%	1.9%
Duke Energy Ohio	3.2%	3.5%	4.1%
Duke Energy Indiana	3.3%	3.4%	3.5%

When the Duke Energy Registrants retire regulated property, plant and equipment under what is considered a normal retirement, the original cost plus the cost of retirement, less salvage value, is charged to accumulated depreciation, consistent with regulated rate-making practices. When it becomes probable that a regulated generation asset will be retired substantially in advance of its original expected useful life or is abandoned, the cost of the asset and the corresponding accumulated depreciation is removed from Cost and Accumulated depreciation and amortization within Property, Plant and Equipment on the Consolidated Balance Sheets and a separate asset is recognized. If the plant is still in operation, the amount is classified as Generation facilities to be retired, net on the Consolidated Balance Sheets. If the plant is no longer operating, then a regulatory asset is recognized. The carrying value of the asset is based on historical cost if the Duke Energy Registrants are allowed to recover the remaining net book value and a full return on the asset. If the Duke Energy Registrants do not expect to recover the full remaining cost and a full return, the carrying value of the asset is based on the lower of cost or the present value of the future revenues expected to be provided to recover the allowable costs discounted at the Duke Energy Registrants’ incremental borrowing rate. An impairment is recognized if the net book value of the asset exceeds the present value of the future revenues to be recovered in rates.

When the Duke Energy Registrants sell entire regulated operating units, or retire or sell nonregulated properties, the original cost is removed from property and the related accumulated depreciation and amortization balances are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

See Note 10 for further information on the components and estimated useful lives of Duke Energy’s property, plant and equipment.

Nuclear Fuel.

Nuclear fuel is classified as Property, Plant and Equipment in the Consolidated Balance Sheets. Nuclear fuel in the front-end fuel processing phase is considered work in progress and not amortized until placed in service. Amortization of nuclear fuel is included within Fuel used in electric generation and purchased power-regulated in the Consolidated Statements of Operations. The amortization is recorded using the units-of-production method.

AFUDC and Interest Capitalized.

In accordance with applicable regulatory accounting guidance, the Duke Energy Registrants record AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. The equity component of AFUDC is a non-cash amount within the Consolidated Statements of Operations. AFUDC is capitalized as a component of the cost of property, plant and equipment, with an offsetting credit to Other income and expenses, net on the Consolidated Statements of Operations for the equity component and as an offset to Interest Expense on the Consolidated Statements of Operations for the debt component. After construction is completed, the Duke Energy Registrants are permitted to recover these costs through inclusion in the rate base and the corresponding depreciation expense or nuclear fuel expense.

AFUDC equity is a permanent difference item for income tax purposes, thus reducing the Duke Energy Registrants’ effective tax rate during the construction phase in which AFUDC equity is being recorded. The effective tax rate is subsequently increased in future periods when the completed property, plant and equipment are placed in service and depreciation of the AFUDC equity commences. See Note 24 for information related to the impacts of AFUDC equity on the Duke Energy Registrants’ effective tax rate.

For nonregulated operations, interest is capitalized during the construction phase in accordance with the applicable accounting guidance.

Asset Retirement Obligations.

The Duke Energy Registrants recognize asset retirement obligations for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset, and for conditional asset retirement obligations. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. When recording an asset retirement obligation, the present value of the projected liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The liability is then accreted over time by applying an interest method of allocation to the liability. Substantially all accretion is related to regulated operations and is deferred pursuant to regulatory accounting. The present value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset.

The present value of the initial obligation and subsequent updates are based on discounted cash flows, which include estimates regarding the timing of future cash flows, the selection of discount rates and cost escalation rates, among other factors. These underlying assumptions and estimates are made as of a point in time and are subject to change. The obligations for nuclear decommissioning are based on site-specific cost studies. Duke Energy Carolinas and Progress Energy Carolinas assume prompt dismantlement of the nuclear facilities,

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

which reflects dismantling the site after operations are ceased. Progress Energy Florida assumes the nuclear facility will be placed into a safe storage configuration until the eventual dismantling of the site begins in approximately 40-60 years. The nuclear decommissioning asset retirement obligation also assumes Duke Energy Carolinas, Progress Energy Carolinas and Progress Energy Florida will store spent fuel on site until such time that it can be transferred to a U.S. Department of Energy (DOE) facility.

See Note 9 for further information.

Revenue Recognition and Unbilled Revenue.

Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled retail revenues are estimated by applying average revenue per kilowatt-hour (kWh) or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kWh or Mcf delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix.

The Duke Energy Registrants had unbilled revenues within Receivables and within Restricted receivables of variable interest entities on their respective Consolidated Balance Sheets as shown in the table below.

	December 31,
(in millions)	2012	2011
Duke Energy	$920	$674
Duke Energy Carolinas	315	293
Progress Energy	187	157
Progress Energy Carolinas	112	102
Progress Energy Florida	74	55
Duke Energy Ohio	47	50
Duke Energy Indiana	3	2

Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable to Cinergy Receivables Company, LLC (CRC). These transfers meet sales/derecognition criteria and, therefore, Duke Energy Ohio and Duke Energy Indiana account for the transfers of receivables to Cinergy Receivables as sales. Accordingly, the receivables sold are not reflected on the Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 18 for further information. Receivables for unbilled revenues related to retail and wholesale accounts receivable at Duke Energy Ohio and Duke Energy Indiana included in the sales of accounts receivable to CRC were as shown in the table below.

	December 31,
(in millions)	2012	2011
Duke Energy Ohio	$90	$89
Duke Energy Indiana	132	115

Allowance for Doubtful Accounts.

The Duke Energy Registrants’ allowances for doubtful accounts are included in the following table:

	December 31,
(in millions)	2012	2011	2010
Allowance for Doubtful Accounts
Duke Energy	$34	$35	$34
Duke Energy Carolinas	3	3	3
Progress Energy	16	27	35
Progress Energy Carolinas	9	9	10
Progress Energy Florida	7	18	25
Duke Energy Ohio	2	16	18
Duke Energy Indiana	1	1	1
Allowance for Doubtful Accounts - VIEs
Duke Energy	$44	$40	$34
Duke Energy Carolinas	6	6	6

Accounting for Risk Management, Hedging Activities and Financial Instruments.

The Duke Energy Registrants may use a number of different derivative and non-derivative instruments in connection with their commodity price, interest rate and foreign currency risk management activities, including swaps, futures, forwards and options. All derivative instruments except those that qualify for the normal purchase/normal sale (NPNS) exception within the accounting guidance for derivatives are recorded on the Consolidated Balance Sheets at their fair value. The effective portion of the change in the fair value of derivative instruments designated as cash flow hedges is recorded in AOCI. The effective portion of the change in the fair value of a fair value hedge is offset in net

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

income by changes in the hedged item. The Duke Energy Registrants may designate qualifying derivative instruments as either cash flow hedges or fair value hedges, while others either have not been designated as hedges or do not qualify as a hedge (hereinafter referred to as undesignated contracts).

For all contracts accounted for as a hedge, the Duke Energy Registrants prepare formal documentation of the hedge in accordance with the accounting guidance for derivatives. In addition, at inception and at least every three months thereafter, the Duke Energy Registrants formally assess whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. The Duke Energy Registrants document hedging activity by transaction type and risk management strategy.

See Note 15 for further information.

Captive Insurance Reserves.

Duke Energy has captive insurance subsidiaries that provide coverage, on an indemnity basis, to the Subsidiary Registrants as well as certain third parties, on a limited basis, for various business risks and losses, such as property, business interruption, workers’ compensation and general liability. Liabilities include provisions for estimated losses incurred but not yet reported (IBNR), as well as provisions for known claims which have been estimated on a claims-incurred basis. IBNR reserve estimates involve the use of assumptions and are primarily based upon historical loss experience, industry data and other actuarial assumptions. Reserve estimates are adjusted in future periods as actual losses differ from historical experience.

Duke Energy, through its captive insurance entities, also has reinsurance coverage with third parties, which provides reimbursement for certain losses above a per occurrence and/or aggregate retention. Duke Energy recognizes a reinsurance receivable for recovery of incurred losses under its captive’s reinsurance coverage once realization of the receivable is deemed probable.

Unamortized Debt Premium, Discount and Expense.

Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate. The amortization expense is recorded as a component of Interest Expense in the Consolidated Statements of Operations and is reflected as Depreciation, amortization and accretion within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

Loss Contingencies and Environmental Liabilities.

The Duke Energy Registrants are involved in certain legal and environmental matters that arise in the normal course of business. Contingent losses are recorded when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, the Duke Energy Registrants record a loss contingency at the minimum amount in the range. Unless otherwise required by GAAP, legal fees are expensed as incurred.

Environmental liabilities are recorded on an undiscounted basis when the necessity for environmental remediation becomes probable and the costs can be reasonably estimated, or when other potential environmental liabilities are reasonably estimable and probable. The Duke Energy Registrants expense environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Certain environmental expenses receive regulatory accounting treatment, under which the expenses are recorded as regulatory assets. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate.

See Note 5 for further information.

Pension and Other Post-Retirement Benefit Plans.

Duke Energy maintains qualified, non-qualified and other post-retirement benefit plans. Eligible employees of the Subsidiary Registrants participate in the respective Duke Energy or Progress Energy qualified, non-qualified and other post-retirement benefit plans and are allocated their proportionate share of benefit costs.

See Note 23 for information related to Duke Energy’s benefit plans, including certain accounting policies associated with these plans.

Severance and Special Termination Benefits.

Duke Energy has an ongoing severance plan under which, in general, the longer a terminated employee worked prior to termination the greater the amount of severance benefits. The Duke Energy Registrants record a liability for involuntary severance once an involuntary severance plan is committed to by management, or sooner, if involuntary severances are probable and the related severance benefits can be reasonably estimated. For involuntary severance benefits that are incremental to its ongoing severance plan benefits, Duke Energy measures the obligation and records the expense at its fair value at the communication date if there are no future service requirements, or, if future service is required to receive the termination benefit, ratably over the service period. From time to time, Duke Energy offers special termination benefits under voluntary severance programs. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. Employee acceptance of voluntary severance benefits is determined by management based on the facts and circumstances of the special termination benefits being offered.

See Note 21 for further information.

Guarantees.

Upon issuance or modification of a guarantee, the Duke Energy Registrants recognize a liability at the time of issuance or material modification for the estimated fair value of the obligation it assumes under that guarantee, if any. Fair value is estimated using a probability-weighted approach. The Duke Energy Registrants reduce the obligation over the term of the guarantee or related contract in a systematic and rational method as risk is reduced under the obligation. Any additional contingent loss for guarantee contracts subsequent to the initial

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

recognition of a liability in accordance with applicable accounting guidance is accounted for and recognized at the time a loss is probable and the amount of the loss can be reasonably estimated.

The Duke Energy Registrants have entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants. Typically, claims may be made by third parties for various periods of time, depending on the nature of the claim. Potential exposure under these indemnification agreements can range from a specified to an unlimited dollar amount, depending on the nature of the claim and the particular transaction.

See Note 7 for further information.

Other Current and Non-Current Assets and Liabilities.

Other within Current Assets includes current regulatory assets, which are disclosed in Note 4, and the current portion of deferred tax assets, which are disclosed in Note 24. Additionally, the following are included in Other within Current Assets or Current Liabilities in the Consolidated Balance Sheets of the Duke Energy Registrants at December 31, 2012 and 2011. The amounts presented exceeded 5% of Current assets or 5% of Current liabilities unless otherwise noted.

		December 31,
(in millions)	Location	2012	2011
Duke Energy
Accrued compensation	Current Liabilities	$725	$407
Duke Energy Carolinas
Accrued compensation	Current Liabilities	$203	$163
Collateral liabilities(a)	Current Liabilities	105	94
Progress Energy
Customer deposits	Current Liabilities	$342	$340
Accrued compensation(a)	Current Liabilities	304	155
Derivative liabilities	Current Liabilities	221	382
Progress Energy Carolinas
Customer deposits	Current Liabilities	$120	$116
Accrued compensation(a)	Current Liabilities	160	82
Derivative liabilities(b)	Current Liabilities	94	123
Progress Energy Florida
Customer deposits	Current Liabilities	$222	$224
Accrued compensation(a)	Current Liabilities	95	49
Derivative liabilities	Current Liabilities	127	220
Duke Energy Ohio
Collateral assets(a)	Current Assets	$99	$31
Duke Energy Indiana
Derivative liabilities(a)	Current Liabilities	$63	$1

(a)		Does not exceed 5% of Total current assets or Total current liabilities at December 31, 2011.
(b)		Does not exceed 5% of Total current assets or Total current liabilities at December 31, 2012.

Net Income Amounts Attributable to Controlling Interests.

The following tables present the net income amounts attributable to controlling interests for the Duke Energy Registrants with noncontrolling interests during the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31, 2012
(in millions)	Duke Energy	Progress Energy
Net Income Amounts Attributable to Controlling Interests
Income from continuing operations, net of tax	$1,732	$348
Discontinued operations, net of tax	36	52
Net income attributable to controlling interests	$1,768	$400

	Year Ended December 31, 2011
(in millions)	Duke Energy	Progress Energy
Net Income Amounts Attributable to Controlling Interests
Income from continuing operations, net of tax	$1,705	$580
Discontinued operations, net of tax	1	(5)
Net income attributable to controlling interests	$1,706	$575

	Year Ended December 31, 2010
(in millions)	Duke Energy	Progress Energy
Net Income Amounts Attributable to Controlling Interests
Income from continuing operations, net of tax	$1,317	$860
Discontinued operations, net of tax	3	(4)
Net income attributable to controlling interests	$1,320	$856

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Stock-Based Compensation.

Stock-based compensation represents the cost related to stock-based awards granted to employees. Duke Energy recognizes stock-based compensation based upon the estimated fair value of the awards, net of estimated forfeitures. The recognition period for these costs begin at either the applicable service inception date or grant date and continues throughout the requisite service period, or for certain share-based awards until the employee becomes retirement eligible, if earlier. Share-based awards, including stock options, but not performance shares, granted to employees that are already retirement eligible are deemed to have vested immediately upon issuance, and, therefore, compensation cost for those awards is recognized on the date such awards are granted.

See Note 22 for further information.

Accounting For Purchases and Sales of Emission Allowances.

Emission allowances are issued by the Environmental Protection Agency (EPA) at zero cost and permit the holder of the allowance to emit certain gaseous by-products of fossil fuel combustion, including sulfur dioxide (SO2) and nitrogen oxide (NOx). Allowances may also be bought and sold via third-party transactions. Allowances allocated to or acquired by the Duke Energy Registrants are held primarily for consumption. Emission allowances at cost are included in Intangibles, net on the Consolidated Balance Sheets and the Duke Energy Registrants recognize expense as the allowances are consumed or sold. Gains or losses on sales of emission allowances by regulated businesses that do not provide for direct recovery through a cost-tracking mechanism and by nonregulated businesses are presented in Gains on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations. For regulated businesses that provide for direct recovery of emission allowances, any gain or loss on sales of recoverable emission allowances are included in the rate structure of the regulated entity and are deferred as a regulatory asset or liability. Future rates charged to retail customers are impacted by any gain or loss on sales of recoverable emission allowances. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows. See Note 12 for discussion regarding the impairment of the carrying value of certain emission allowances in 2011.

Income Taxes.

Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and foreign jurisdictional returns as required. Deferred income taxes have been provided for temporary differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Investment tax credits (ITC) associated with regulated operations are deferred and are amortized as a reduction of income tax expense over the estimated useful lives of the related properties.

The Subsidiary Registrants entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses or benefits. The accounting for income taxes essentially represents the income taxes that the Subsidiary Registrants would incur if the Subsidiary Registrants were a separate company filing its own federal tax return as a C-Corporation. The Duke Energy Registrants record unrecognized tax benefits for positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. The Duke Energy Registrants record the largest amount of the unrecognized tax benefit that is greater than 50% likely of being realized upon settlement or effective settlement. Management considers a tax position effectively settled for the purpose of recognizing previously unrecognized tax benefits when the following conditions exist: (i) the taxing authority has completed its examination procedures, including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax positions, (ii) the Duke Energy Registrants do not intend to appeal or litigate any aspect of the tax position included in the completed examination, and (iii) it is remote that the taxing authority would examine or reexamine any aspect of the tax position. Deferred taxes are not provided on translation gains and losses where Duke Energy expects earnings of a foreign operation to be indefinitely reinvested.

The Duke Energy Registrants record tax-related interest expense in Interest Expense and interest income and penalties in Other Income and Expenses, net, in the Consolidated Statements of Operations.

See Note 24 for further information.

Accounting for Renewable Energy Tax Credits and Grants.

In 2009, The American Recovery and Reinvestment Act of 2009 (the Stimulus Bill) was signed into law, which provides tax incentives in the form of ITC or cash grants for renewable energy facilities and renewable generation property either placed in service through specified dates or for which construction has begun prior to specified dates. Under the Stimulus Bill, Duke Energy may elect an ITC, which is determined based on a percentage of the tax basis of the qualified property placed in service, for property placed in service after 2008 and before 2014 (2013 for wind facilities) or a cash grant, which allows entities to elect to receive a cash grant in lieu of the ITC for certain property either placed in service in 2009 or 2010 or for which construction begins in 2009 and 2010. In 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the 2010 Tax Relief Act) extended the cash grant program for renewable energy property for one additional year, through 2011. In 2011, the Budget Control Act of 2011 (BCA) was passed which provided for an automatic reduction in defense and non-defense spending beginning January 1, 2013, which could reduce future cash grant payments since such grants are likely to be treated as non-defense discretionary spending subject to reduction under the sequester. In 2012, the American Taxpayer Relief Act of 2012 (the ATRA) extended the ITC (energy credit) and production tax credits available for wind facilities one year, through 2013, and changed the timing for determining property eligible for the ITC, from property placed in service before the credit deadline, to property under construction by the applicable deadline for the credit. The ATRA delayed the start of the automatic reductions/sequester under the BCA from January 1 to March 1, 2013. When Duke Energy elects either the ITC or cash grant on Commercial Power’s wind or solar facilities that meet

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

the stipulations of the Stimulus Bill, Duke Energy reduces the basis of the property recorded on the Consolidated Balance Sheets by the amount of the ITC or cash grant and, therefore, the ITC or grant benefit is recognized ratably over the life of the associated asset through reduced depreciation expense. Additionally, certain tax credits and government grants received under the Stimulus Bill provide for an incremental initial tax depreciable base in excess of the carrying value for GAAP purposes, creating an initial deferred tax asset equal to the tax effect of one half of the ITC or government grant. Duke Energy records the deferred tax benefit as a reduction to income tax expense in the period that the basis difference is created.

Excise Taxes.

Certain excise taxes levied by state or local governments are collected by the Duke Energy Registrants from their customers. These taxes, which are required to be paid regardless of the Duke Energy Registrants’ ability to collect from the customer, are accounted for on a gross basis. When the Duke Energy Registrants act as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. The Duke Energy Registrants’ excise taxes accounted for on a gross basis and recorded as operating revenues in the Consolidated Statements of Operations were as follows:

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Duke Energy	$466	$293	$300
Duke Energy Carolinas	161	153	156
Progress Energy	317	315	345
Progress Energy Carolinas	113	110	119
Progress Energy Florida	205	205	226
Duke Energy Ohio	102	109	115
Duke Energy Indiana	33	31	29

Foreign Currency Translation.

The local currencies of Duke Energy’s foreign operations have been determined to be their functional currencies, except for certain foreign operations whose functional currency has been determined to be the U.S. Dollar, based on an assessment of the economic circumstances of the foreign operation.  Assets and liabilities of foreign operations, except for those whose functional currency is the U.S. Dollar, are translated into U.S. Dollars at the exchange rates in effect at period end. Translation adjustments resulting from fluctuations in exchange rates are included as a separate component of AOCI. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Gains and losses arising from balances and transactions denominated in currencies other than the functional currency are included in the results of operations in the period in which they occur.

Dividend Restrictions and Unappropriated Retained Earnings.

Duke Energy does not have any legal, regulatory or other restrictions on paying common stock dividends to shareholders. However, as further described in Note 4, due to conditions established by regulators at the time of the Duke Energy/Cinergy merger in April 2006 and the Duke Energy/Progress Energy merger in 2012, certain wholly owned subsidiaries, including Duke Energy Carolinas, Progress Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana, have restrictions on paying dividends or otherwise advancing funds to Duke Energy. At December 31, 2012 and 2011, an insignificant amount of Duke Energy’s consolidated Retained earnings balance represents undistributed earnings of equity method investments.

New Accounting Standards.

The following new accounting standards were adopted by the Duke Energy Registrants during the year ended December 31, 2012, and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 220 — Comprehensive Income. In June 2011, the FASB amended the existing requirements for presenting comprehensive income in financial statements primarily to increase the prominence of items reported in other comprehensive income (OCI) and to facilitate the convergence of U.S. GAAP and International Financial Reporting Standards (IFRS). Specifically, the revised guidance eliminates the option previously provided to present components of OCI as part of the statement of changes in stockholders’ equity. Accordingly, all non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. For the Duke Energy Registrants, this revised guidance was effective on a retrospective basis for interim and annual periods beginning January 1, 2012. The adoption of this standard changed the presentation of the Duke Energy Registrants’ financial statements but did not affect the calculation of net income, comprehensive income or earnings per share.

ASC 820 — Fair Value Measurements and Disclosures. In May 2011, the FASB amended existing requirements for measuring fair value and for disclosing information about fair value measurements. This revised guidance results in a consistent definition of fair value, as well as common requirements for measurement and disclosure of fair value information between U.S. GAAP and IFRS. In addition, the amendments set forth enhanced disclosure requirements with respect to recurring Level 3 measurements, nonfinancial assets measured or disclosed at fair value, transfers between levels in the fair value hierarchy, and assets and liabilities disclosed but not recorded at fair value. For the Duke Energy Registrants, the revised fair value measurement guidance was effective on a prospective basis for interim and annual periods beginning January 1, 2012. The adoption of this new guidance did not have a significant impact on the Duke Energy Registrants disclosures or their consolidated results of operations, cash flows, or financial position.

The following new accounting standards were adopted by Duke Energy during the year ended December 31, 2011, and the impact of such adoption, if applicable has been presented in the accompanying Consolidated Financial Statements:

ASC 605 — Revenue Recognition. In October 2009, the FASB issued new revenue recognition accounting guidance in response to practice concerns related to the accounting for revenue arrangements with multiple deliverables. This new accounting guidance primarily

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

applies to all contractual arrangements in which a vendor will perform multiple revenue generating activities and addresses the unit of accounting for arrangements involving multiple deliverables, as well as how arrangement consideration should be allocated to the separate units of accounting. For the Duke Energy Registrants, the new accounting guidance was effective January 1, 2011, and applied on a prospective basis. This new accounting guidance did not have a material impact to the consolidated results of operations, cash flows or financial position of the Duke Energy Registrants.

ASC 805 — Business Combinations. In November 2010, the FASB issued new accounting guidance in response to diversity in the interpretation of pro forma information disclosure requirements for business combinations. The new accounting guidance requires an entity to present pro forma financial information as if a business combination occurred at the beginning of the earliest period presented as well as additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments. This new accounting guidance was effective January 1, 2011, and has been applied to all business combinations consummated after that date.

ASC 820 — Fair Value Measurements and Disclosures. In January 2010, the FASB amended existing fair value measurements and disclosures accounting guidance to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. For the Duke Energy Registrants, certain portions of this revised accounting guidance were effective on January 1, 2010, with additional disclosures effective for periods beginning January 1, 2011. The adoption of this accounting guidance resulted in additional disclosure in the notes to the consolidated financial statements but did not have an impact on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position.

ASC 350 — Intangibles–Goodwill and Other. In September 2011, the FASB amended existing goodwill impairment testing accounting guidance to provide an entity testing goodwill for impairment with the option of performing a qualitative assessment prior to calculating the fair value of a reporting unit in step one of a goodwill impairment test. Under this revised guidance, a qualitative assessment would require an evaluation of economic, industry, and company-specific considerations. If an entity determines, on a basis of such qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying value of a reporting unit, the two-step impairment test, as required under pre-existing applicable accounting guidance, would be required. Otherwise, no further impairment testing would be required. The revised goodwill impairment testing accounting guidance is effective for the Duke Energy Registrants’ annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012, with early adoption of this revised guidance permitted for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. Since annual goodwill impairment tests are performed by Duke Energy as of August 31, the Duke Energy Registrants early adopted this revised accounting guidance during the third quarter of 2011 and applied that guidance to their annual goodwill impairment tests for 2011.

The following new accounting standards were adopted by Duke Energy during the year ended December 31, 2010, and the impact of such adoption, if applicable has been presented in the accompanying Consolidated Financial Statements:

ASC 860 — Transfers and Servicing. In June 2009, the FASB issued revised accounting guidance for transfers and servicing of financial assets and extinguishment of liabilities, to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks related to transferred financial assets. This revised accounting guidance eliminated the concept of a Qualifying Special Purpose Entity (QSPE) and required those entities which were not subject to consolidation under previous accounting rules to now be assessed for consolidation. In addition, this accounting guidance clarified and amended the derecognition criteria for transfers of financial assets (including transfers of portions of financial assets) and required additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy, this revised accounting guidance was effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement was prohibited. Since 2002, Duke Energy Ohio, Duke Energy Indiana, and Duke Energy Kentucky have sold, on a revolving basis, nearly all of their accounts receivable and related collections through CRC, a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment, and, accordingly, Duke Energy did not consolidate CRC, and the transfers were accounted for as sales. Effective with adoption of this revised accounting guidance and ASC 810-Consolidation, as discussed below, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs was impacted as Duke Energy began consolidating CRC effective January 1, 2010. Duke Energy Ohio’s and Duke Energy Indiana’s sales of accounts receivable and related financial statement presentation were not impacted by the adoption of ASC 860.

ASC 810 — Consolidations. In June 2009, the FASB amended existing consolidation accounting guidance to eliminate the exemption from consolidation for QSPEs, and clarified, but did not significantly change, the criteria for determining whether an entity meets the definition of a VIE. This revised accounting guidance also required an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct the activities that most significantly impact the economic performance of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, this revised accounting guidance modified existing accounting guidance to require an ongoing evaluation of a VIE’s primary beneficiary and amended the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, this accounting guidance required enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement.

For the Duke Energy Registrants, this accounting guidance was effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy is involved, including entities previously subject to existing accounting guidance for VIEs, as well as any QSPEs that existed as of the effective date. Effective with adoption of this revised accounting guidance, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs were impacted as Duke Energy began consolidating CRC effective January 1, 2010. Duke Energy Ohio’s and Duke Energy Indiana’s sales of accounts receivable and related financial statement presentation were not impacted by the adoption of ASC 810. This revised accounting guidance did not have a significant impact on any of the Duke Energy Registrants’ other interests in VIEs.

ASC 820 — Fair Value Measurements and Disclosures. In January 2010, the FASB amended existing fair value measurements and disclosures accounting guidance to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. For the Duke Energy Registrants, certain portions of this revised

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

accounting guidance were effective on January 1, 2010, with additional disclosures effective for periods beginning January 1, 2011. The initial adoption of this accounting guidance resulted in additional disclosure in the notes to the consolidated financial statements but did not have an impact on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position.

The following new Accounting Standards Updates (ASU) have been issued, but have not yet been adopted by Duke Energy, as of December 31, 2012.

ASC 210 — Balance Sheet. In December 2011, the FASB issued revised accounting guidance to amend the existing disclosure requirements for offsetting financial assets and liabilities to enhance current disclosures, as well as to improve comparability of balance sheets prepared under U.S. GAAP and IFRS. The revised disclosure guidance affects all companies that have financial instruments and derivative instruments that are either offset in the balance sheet (i.e., presented on a net basis) or subject to an enforceable master netting arrangement and/or similar agreement. The revised guidance requires that certain enhanced quantitative and qualitative disclosures be made with respect to a company’s netting arrangements and/or rights of setoff associated with its financial instruments and/or derivative instruments including associated collateral. For the Duke Energy Registrants, the revised disclosure guidance is effective on a retrospective basis for interim and annual periods beginning January 1, 2013. Other than additional disclosures, this revised guidance does not impact the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position.

ASC 220 — Comprehensive Income. In February 2013, the FASB amended the existing requirements for presenting comprehensive income in financial statements to improve the reporting of reclassifications out of AOCI. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of AOCI is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For the Duke Energy Registrants, this revised guidance is effective on a prospective basis for interim and annual periods beginning January 1, 2013. Other than additional disclosures or a change in the presentation on the statement of comprehensive income, this revised guidance does not impact the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position.

2. ACQUISITIONS, DISPOSITIONS AND SALES OF OTHER ASSETS

Acquisitions.

The Duke Energy Registrants consolidate assets and liabilities from acquisitions as of the purchase date, and include earnings from acquisitions in consolidated earnings after the purchase date.

Merger with Progress Energy

Description of Transaction

On July 2, 2012, Duke Energy completed the merger contemplated by the Agreement and Plan of Merger (Merger Agreement), among Diamond Acquisition Corporation, a North Carolina corporation and Duke Energy’s wholly owned subsidiary (Merger Sub) and Progress Energy, a North Carolina corporation engaged in the regulated utility business of generation, transmission and distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. As a result of the merger, Merger Sub was merged into Progress Energy and Progress Energy became a wholly owned subsidiary of Duke Energy.

The merger between Duke Energy and Progress Energy provides increased scale and diversity with potentially enhanced access to capital over the long term and a greater ability to undertake the significant construction programs necessary to respond to increasing environmental regulation, plant retirements and customer demand growth. Duke Energy’s business risk profile is expected to improve over time due to the increased proportion of the business that is regulated. Additionally, cost savings, efficiencies and other benefits are expected from the combined operations.

Progress Energy’s shareholders received 0.87083 shares of Duke Energy common stock in exchange for each share of Progress Energy common stock outstanding as of July 2, 2012. Generally, all outstanding Progress Energy equity-based compensation awards were converted into Duke Energy equity-based compensation awards using the same ratio. The merger was structured as a tax-free exchange of shares.

Refer to Note 5 for information regarding Progress Energy merger shareholder litigation.

Merger Related Regulatory Matters

Federal Energy Regulatory Commission. On June 8, 2012, the FERC conditionally approved the merger including Duke Energy and Progress Energy’s revised market power mitigation plan, the Joint Dispatch Agreement (JDA) and the joint Open Access Transmission Tariff (OATT). The revised market power mitigation plan provides for the acceleration of one transmission project and the construction of seven other transmission projects (Long-term FERC Mitigation) and interim firm power sale agreements during the construction of the transmission projects (Interim FERC Mitigation). The Long-term FERC Mitigation will increase power imported into the Duke Energy Carolinas and Progress Energy Carolinas service areas and enhance competitive power supply options in the service areas. The construction of these projects will occur over the next two to three years. In conjunction with the Interim FERC Mitigation, Duke Energy Carolinas and Progress Energy Carolinas entered into power sale agreements with various counterparties that were effective with the consummation of the merger. These agreements, or similar power sale agreements, will be in place until the Long-term FERC Mitigation is operational. Under the agreements Duke Energy will deliver around-the-clock power during the winter and summer in quantities that vary by season and by peak period.

The FERC order requires an independent party to monitor whether the power sale agreements remain in effect during construction of the transmission projects and provide quarterly reports to the FERC regarding the status of construction of the transmission projects.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

On June 25, 2012, Duke Energy and Progress Energy accepted the conditions imposed by the FERC.

On July 10, 2012, certain intervenors requested a rehearing seeking to overturn the June 8, 2012 order by the FERC. On August 8, 2012, FERC granted rehearing for further consideration.

North Carolina Utilities Commission and Public Service Commission of South Carolina. In September 2011, Duke Energy and Progress Energy reached settlements with the Public Staff of the North Carolina Utilities Commission (NC Public Staff) and the South Carolina Office of Regulatory Staff (ORS) and certain other interested parties in connection with the regulatory proceedings related to the merger, the JDA and the OATT that were pending before the NCUC and PSCSC. These settlements were updated in May 2012 to reflect the results of ongoing merger related applications pending before the FERC.

On June 29, 2012, the NCUC approved the merger application and the JDA application. On July 2, 2012, the PSCSC approved the JDA application subject to Duke Energy Carolinas and Progress Energy Carolinas providing their South Carolina retail customers pro rata benefits equivalent to those approved by the NCUC in its merger approval order.

On July 6, 2012, the NCUC issued an order initiating investigation and scheduling hearings on the Duke Energy board of directors’ decision on July 2, 2012, to replace William D. Johnson with James E. Rogers as President and CEO of Duke Energy subsequent to the merger close, as well as other related matters. On November 29, 2012, a settlement agreement was reached and was subsequently approved by the NCUC on December 3, 2012. See Note 4 for further information.

As part of these settlements, approval of the merger by the NCUC and PSCSC, and resolution of the subsequent investigation by the NCUC, Duke Energy Carolinas and Progress Energy Carolinas agreed to the conditions and obligations listed below.

•       Guarantee of $687 million in system fuel and fuel-related savings over 60 to 78 months for North Carolina and South Carolina retail and wholesale customers. The savings are expected to be achieved through coal blending, coal commodity and transportation savings, gas transportation savings, and the joint dispatch of Duke Energy Carolinas and Progress Energy Carolinas generation fleets.

•       Duke Energy Carolinas and Progress Energy Carolinas will not seek recovery from retail customers for the cost of the Long-term FERC Mitigation for five years following merger consummation. After five years, Duke Energy Carolinas and Progress Energy Carolinas may seek to recover the costs of the Long-term FERC Mitigation, but must show that the projects are needed to provide adequate and reliable retail service regardless of the merger.

•       A $65 million rate reduction over the term of the Interim FERC Mitigation to reflect the cost of capacity not available to Duke Energy Carolinas and Progress Energy Carolinas wholesale and retail customers during the Interim FERC Mitigation. The rate reduction will be achieved through retail decrement riders apportioned between Duke Energy Carolinas and Progress Energy Carolinas retail customers.

•       Duke Energy Carolinas and Progress Energy Carolinas will not seek recovery from retail customers for any revenue shortfalls or fuel-related costs associated with the Interim FERC Mitigation. The Interim FERC Mitigation agreements were in a loss position for Duke Energy as of the date of the merger consummation.

•       Duke Energy Carolinas and Progress Energy Carolinas will not seek recovery from retail customers for any revenue shortfalls or fuel-related costs associated with the Interim FERC Mitigation.

•       Duke Energy Carolinas and Progress Energy Carolinas will not seek recovery from retail customers for any of their allocable share of merger related severance costs.

•       Duke Energy Carolinas and Progress Energy Carolinas will provide community support and charitable contributions for four years, workforce development, low income energy assistance, and funding for green energy at a total cost of approximately $105 million, which cannot be recovered from retail customers.

•       Duke Energy Carolinas and Progress Energy Carolinas will abide by revised North Carolina Regulatory Conditions and Code of Conduct governing their operations.

•       Duke Energy will make certain management personnel changes and create a special committee of the Board of Directors to oversee the recommendation of a successor to James E. Rogers, President and CEO, and the search for two new members of the Board of Directors (see Note 4 for further information).

Kentucky Public Service Commission. On June 24, 2011, Duke Energy and Progress Energy filed a settlement agreement with the Kentucky Attorney General. On August 2, 2011, the KPSC issued an order conditionally approving the merger and required Duke Energy and Progress Energy to accept all conditions contained in the order. Duke Energy and Progress Energy requested and were granted rehearing on the limited issue of the wording of one condition relating to the composition of Duke Energy’s post-merger board of directors. On October 28, 2011, the KPSC issued its order approving a settlement with the Kentucky Attorney General on the revised condition relating to the composition of the post-merger Duke Energy board. Duke Energy and Progress Energy filed their acceptance of the condition on November 2, 2011. Duke Energy Kentucky agreed to (i) not file new gas or electric base rate applications for two years from the date of the KPSC’s final order in the merger proceedings, (ii) make five annual shareholder contributions of $165,000 to support low-income weatherization efforts and economic development within Duke Energy Kentucky’s service territory and (iii) not seek recovery from retail customers for any of their allocable share of merger related costs.

Accounting Charges Related to the Merger Consummation

The following pre-tax consummation charges were recognized upon closing of the merger and are included in the Duke Energy Registrant’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2012.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida		Duke Energy Ohio		Duke Energy Indiana
FERC Mitigation	$117	$46	$71	$71	$	―	$	―	$	―
Severance costs	196	63	82	55		27		21		18
Community support, charitable contributions and other	169	79	74	63		11		7		6
Total	$482	$188	$227	$189		$38		$28		$24

The FERC Mitigation charges reflect the portion of transmission project costs that were probable of disallowance, the impairment of the carrying value of the generation assets serving the Interim FERC Mitigation, and the mark-to-market loss recognized on the power sale agreements upon closing of the merger. The charges related to the transmission projects and the impairment of the carrying value of generation assets were recorded within Impairment charges in the Consolidated Statements of Operations for the year ended December 31, 2012. The mark-to-market loss on the interim power sale agreements was recorded in Regulated electric operating revenues in the Consolidated Statements of Operations for the year ended December 31, 2012. Subsequent changes in the fair value of the interim power sale agreements over the life of the contracts and realized gains or losses on the interim contract sales are also recorded within Regulated electric operating revenues. The ability to successfully defend future recovery of a portion of the transmission projects in rates and any future changes to estimated transmission project costs could impact the amount that is not expected to be recovered.

In conjunction with the merger, in November 2011, Duke Energy and Progress Energy each offered a voluntary severance plan (VSP) to certain eligible employees. VSP and other severance costs incurred during the year ended December 31, 2012, were recorded primarily within Operation, maintenance and other in the Consolidated Statements of Operations for the year ended December 31, 2012. See Note 21 for further information related to employee severance expenses.

Community support, charitable contributions and other reflect (i) the unconditional obligation to provide funding at a level comparable to historic practices over the next four years, and (ii) financial and legal advisory costs that were incurred upon the closing of the merger, retention and relocation costs paid to certain employees. These charges were recorded within Operation, maintenance and other in the Consolidated Statements of Operations for the year ended December 31, 2012.

Purchase Price

Pursuant to the merger, all Progress Energy common shares were exchanged at the fixed exchange ratio of 0.87083 common shares of Duke Energy for each Progress Energy common share. The total consideration transferred in the merger was based on the closing price of Duke Energy common shares on July 2, 2012, and was calculated as follows:

(dollars in millions, except per share amounts; shares in thousands)
Progress Energy common shares outstanding at July 2, 2012	296,116
Exchange ratio	0.87083
Duke Energy common shares issued for Progress Energy common shares outstanding	257,867
Closing price of Duke Energy common shares on July 2, 2012	$69.84
Purchase price for common stock	$18,009
Fair value of outstanding earned stock compensation awards	62
Total purchase price	$18,071

Progress Energy’s stock-based compensation awards, including performance shares and restricted stock, were replaced with Duke Energy awards upon consummation of the merger. In accordance with accounting guidance for business combinations, a portion of the fair value of these awards is included in the purchase price as it represents consideration transferred in the merger.

Purchase Price Allocation

The fair value of Progress Energy’s assets acquired and liabilities assumed was determined based on significant estimates and assumptions, including level 3 inputs, which are judgmental in nature. The estimates and assumptions include the projected timing and amount of future cash flows; discount rates reflecting risk inherent in the future cash flows and future market prices. The fair value of Progress Energy’s assets acquired and liabilities assumed utilized for the purchase price allocation are preliminary. These amounts are subject to revision until the valuations are completed, and to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date, including but not limited to the resolution of matters pertaining to the retirement of CR3 as well as certain other tax and contingency related items.

The significant assets and liabilities for which preliminary valuation amounts are reflected as of the filing of this Form 10-K include the fair value of the acquired long-term debt, asset retirement obligations, capital leases and pension and other post-retirement benefit (OPEB) plans. Additionally the February 5, 2013 announcement of the decision to retire Progress Energy Florida’s Crystal River Unit 3, reflects additional information related to the facts and circumstances that existed as of the acquisition date. See Note 4 for additional information related to Crystal River Unit 3. As such, the Progress Energy assets acquired and liabilities assumed are presented as if the retirement of Crystal River Unit 3 occurred on the acquisition date. The fair value of the outstanding stock compensation awards is included in the purchase price as consideration transferred.

The majority of Progress Energy’s operations are subject to the rate-setting authority of the FERC, the NCUC, the PSCSC, and the FPSC and are accounted for pursuant to U.S. GAAP, including the accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for Progress Energy’s regulated operations provide revenues derived from costs, including a return on

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

investment of assets and liabilities included in rate base. Except for long-term debt, asset retirement obligations, capital leases, pension and OPEB plans and the wholesale portion of Progress Energy Florida’s Crystal River Unit 3, the fair values of Progress Energy’s tangible and intangible assets and liabilities subject to these rate-setting provisions approximate their carrying values, and the assets and liabilities acquired and pro forma financial information do not reflect any net adjustments related to these amounts. The difference between fair value and the pre-merger carrying amounts for Progress Energy’s long-term debt, asset retirement obligations, capital leases and pension and OPEB plans for the regulated operations were recorded as Regulatory assets.

The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill reflects the value paid primarily for the long-term potential for enhanced access to capital as a result of the company’s increased scale and diversity, opportunities for synergies, and an improved risk profile. The goodwill resulting from Duke Energy’s merger with Progress Energy was preliminarily allocated entirely to the USFE&G segment, but is subject to change as additional information is obtained. None of the goodwill recognized is deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill.

The preliminary purchase price allocation of the merger is presented in the following table.

(in millions)
Current assets	$3,204
Property, plant and equipment	23,279
Goodwill	12,467
Other long-term assets, excluding goodwill	9,994
Total assets	48,944
Current liabilities, including current maturities of long-term debt	3,581
Long-term liabilities, preferred stock and noncontrolling interests	10,546
Long-term debt	16,746
Total liabilities and preferred stock	30,873
Total purchase price	$18,071

The preliminary purchase price allocation in the table above reflects refinements made to the fair values of the assets acquired and liabilities assumed since the acquisition date and also reflects the retirement of Progress Energy Florida’s Crystal River Unit 3 as if it occurred on the acquisition date. These resulted in an increase to the fair value of Other long-term assets, excluding goodwill of $1,845 million, an increase in Current liabilities of $14 million and an increase in Long-term liabilities, preferred stock and noncontrolling interests of $232 million. The fair value of Current assets decreased by $54 million and Property, plant and equipment decreased by $1,670 million. These changes to the assets acquired and liabilities assumed resulted in an increase to goodwill of $125 million and had an immaterial impact on the amortization of the purchase accounting adjustments recorded during 2012.

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of Duke Energy and reflects the amortization of purchase price adjustments assuming the merger had taken place on January 1, 2011. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Duke Energy. This information is preliminary in nature and subject to change based on final purchase price adjustments.

Non-recurring merger consummation, integration and other costs incurred by Duke Energy and Progress Energy during the period have been excluded from the pro forma earnings presented below. After-tax non-recurring merger consummation, integration and other costs incurred by both Duke Energy and Progress Energy were $413 million and $85 million for the years ended December 31, 2012 and 2011, respectively. The pro forma financial information also excludes potential future cost savings or non-recurring charges related to the merger.

	Year Ended December 31,
(in millions, except per share amounts)	2012	2011
Revenues	$23,976	$23,445
Net Income Attributable to Duke Energy Corporation	2,417	2,397
Basic and Diluted Earnings Per Share	3.43	3.41

Chilean Operations

In December 2012, International Energy acquired Iberoamericana de Energía Ibener, S.A. (Ibener) of Santiago, Chile for cash consideration of $415 million. This acquisition included the 140 MW Duqueco hydroelectric generation complex consisting of two run-of-the-river plants located in southern Chile vicinity. The preliminary purchase accounting entries consisted primarily of $383 million of property, plant and equipment, $30 million of intangible assets, $57 million of deferred income tax liabilities, and $59 million of goodwill. The fair value of the assets acquired and liabilities assumed utilized for the purchase price allocation are preliminary and subject to revision until the valuations are completed and to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. In connection with the acquisition, a $190 million six-month bridge loan and a $200 million revolving loan under a credit agreement were executed with a commercial bank.  Both loans are collateralized with cash deposits equal to 101% of the loan amounts, and therefore no net proceeds from the financings exist as of December 31, 2012. The $190 million bridge loan is classified in Current maturities of long-term debt and the related cash collateral deposit is classified as Current Assets on the Consolidated Balance Sheets as of December 31, 2012.  The $200 million, fully cash-collateralized revolving loan is due on December 20, 2013 and International Energy has the right to extend the term for additional 1 year terms, not to exceed a final maturity of 13 years from the date of the initial funding. The revolving loan is classified as Long-

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

term Debt and the related cash collateral deposits are classified as restricted cash within Investments and Other Assets on the Consolidated Balance Sheets as of December 31, 2012.

Dispositions

In December 2010, Duke Energy completed the previously announced agreement with investment funds managed by Alinda to sell a 50% ownership interest in DukeNet Communications, LLC (DukeNet). As a result of the disposition transaction, DukeNet and Alinda became equal 50% owners in the new joint venture. Duke Energy received $137 million in cash. The DukeNet disposition transaction resulted in a pre-tax gain of $139 million, which was recorded in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations. The pre-tax gain reflects the gain on the disposition of Duke Energy’s 50% interest in DukeNet, as well as the gain resulting from the re-measurement to fair value of Duke Energy’s retained noncontrolling interest. Effective with the closing of the DukeNet disposition transaction, on December 20, 2010, DukeNet is no longer consolidated into Duke Energy’s consolidated financial statements and is now accounted for by Duke Energy as an equity method investment.

Vermillion Generating Station

On January 12, 2012, after receiving approvals from the FERC and the IURC on August 12, 2011 and December 28, 2011, respectively, Duke Energy Vermillion II, LLC (Duke Energy Vermillion), an indirect wholly owned subsidiary of Duke Energy Ohio, completed the sale of its 75% undivided ownership interest in the Vermillion Generating Station (Vermillion) to Duke Energy Indiana and Wabash Valley Power Association (WVPA). Upon the closing of the sale, Duke Energy Indiana and WVPA held 62.5% and 37.5% interests in Vermillion, respectively. Duke Energy Ohio received net proceeds of $82 million, consisting of $68 million and $14 million from Duke Energy Indiana and WVPA, respectively. Following the transaction, Duke Energy Indiana retired Gallagher Units 1 and 3 effective February 1, 2012.

As Duke Energy Indiana is an affiliate of Duke Energy Vermillion the transaction has been accounted for as a transfer between entities under common control with no gain or loss recorded and did not have a significant impact to Duke Energy Ohio or Duke Energy Indiana’s results of operations. The proceeds received from Duke Energy Indiana are included in Net proceeds from the sales of other assets on Duke Energy Ohio’s Consolidated Statements of Cash Flows. The cash paid to Duke Energy Ohio is included in Capital expenditures on Duke Energy Indiana’s Consolidated Statements of Cash Flows. Duke Energy Ohio and Duke Energy Indiana recognized non-cash equity transfers of $28 million and $26 million, respectively, in their Consolidated Statements of Common Stockholder’s Equity on the transaction representing the difference between cash exchanged and the net book value of Vermillion. These amounts are not reflected in Duke Energy’s Consolidated Statements of Cash Flows or Consolidated Statements of Equity as the transaction is eliminated in consolidation.

The proceeds from WVPA are included in Net proceeds from the sales of other assets, and sale of and collections on notes receivable on Duke Energy and Duke Energy Ohio’s Consolidated Statements of Cash Flows. In the second quarter of 2011, Duke Energy Ohio recorded a pre-tax impairment charge of $9 million to adjust the carrying value of the proportionate share of Vermillion to be sold to WVPA to the proceeds to be received from WVPA less costs to sell. The sale of the proportionate share of Vermillion to WVPA did not result in a significant additional gain or loss upon close of the transaction.

Wind Projects Joint Venture

In April 2012, Duke Energy executed a joint venture agreement with Sumitomo Corporation of America (SCOA). Under the terms of the agreement, Duke Energy and SCOA each own a 50% interest in the joint venture (DS Cornerstone, LLC), which owns two wind generation projects. The facilities began commercial operations in June 2012 and August 2012. Duke Energy and SCOA also negotiated a $330 million, Construction and 12-year amortizing Term Loan Facility, on behalf of the borrower, a wholly owned subsidiary of the joint venture. The loan agreement is non-recourse to Duke Energy. Duke Energy received proceeds of $319 million upon execution of the loan agreement. This amount represents reimbursement of a significant portion of Duke Energy’s construction costs incurred as of the date of the agreement. See Note 18 for further information.

Sales of Other Assets

The following table summarizes net cash proceeds related to the sales of Other assets not discussed above.

(in millions)	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
Year Ended December 31,
2012 (a)	$187	$1	$6	$—
2011	12	2	7	1
2010	160	8	13	—

(a)	Duke Energy amount relates to proceeds from the disposition of non-core business assets within the Commercial Power segment for which no material gain or loss was recognized.

Discontinued Operations

Included in Income From Discontinued Operations, net of tax on the Consolidated Statements of Operations are amounts related to adjustments for prior sales of diversified businesses. These adjustments are generally due to indemnifications provided for certain legal, tax and environmental matters. See Note 7 for further discussion of indemnifications. The ultimate resolution of these matters could result in additional adjustments in future periods.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

For the year ended December 31, 2012, Duke Energy’s and Progress Energy’s Income From Discontinued Operations, net of tax was primarily related to resolution of litigation associated with Progress Energy’s former synthetic fuel operations and reversal of certain environmental indemnification liabilities for which the indemnification period expired during 2012. See Note 5 for more information regarding these operations.

3. BUSINESS SEGMENTS

Effective with the first quarter of 2012, management began evaluating segment performance based on Segment Income. Segment Income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment Income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Consolidated Financial Statements. In conjunction with management’s use of the new reporting measure, certain governance costs that were previously unallocated have now been allocated to each of the segments. In addition, direct interest expense and income taxes are included in Segment Income. Prior year segment profitability information has been recast to conform to the current year presentation. None of these changes impacts the reportable operating segments’ or the Duke Energy Registrants’ previously reported consolidated revenues, net income or earnings per share.

Operating segments for each of the Duke Energy Registrants are determined based on information used by the chief operating decision maker in deciding how to allocate resources and evaluate the performance at each of the Duke Energy Registrants.

Products and services are sold between the affiliate companies and between the reportable segments of Duke Energy at cost. Segment assets as presented in the tables that follow exclude all intercompany assets.

Duke Energy

Duke Energy has the following reportable operating segments: U.S. Franchised Electric and Gas (USFE&G), Commercial Power and International Energy.

USFE&G generates, transmits, distributes and sells electricity in North Carolina, South Carolina, west central Florida, central, north central and southern Indiana, and northern Kentucky. USFE&G also transmits and distributes electricity in southwestern Ohio. Additionally, USFE&G transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida, certain regulated portions of Duke Energy Ohio, and Duke Energy Indiana. Segment information for USFE&G for the year ended December 31, 2012, includes the results of the regulated operations of Progress Energy from July 2, 2012 forward.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power also has a retail sales subsidiary, Duke Energy Retail Sales, LLC (Duke Energy Retail), which is certified by the PUCO as a Competitive Retail Electric Service provider in Ohio. Through Duke Energy Generation Services, Inc. and its affiliates (DEGS), Commercial Power engages in the development, construction and operation of renewable energy projects. In addition, DEGS develops commercial transmission projects.

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power and natural gas outside the U.S. It conducts operations primarily through Duke Energy International, LLC and its affiliates and its activities principally target power generation in Latin America. Additionally, International Energy owns a 25% interest in National Methanol Company, located in Saudi Arabia, which is a large regional producer of methanol and methyl tertiary butyl ether.

The remainder of Duke Energy’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes unallocated corporate costs, which include costs not allocable to Duke Energy’s reportable business segments, primarily interest expense on corporate debt instruments, costs to achieve mergers and divestitures, and costs associated with certain corporate severance programs. It also includes Bison Insurance Company Limited (Bison), Duke Energy’s wholly owned, captive insurance subsidiary, Duke Energy’s 50% interest in DukeNet and related telecommunications businesses, and Duke Energy’s 60% interest in Duke Energy Trading and Marketing, LLC.

Business Segment Data
	Year Ended December 31, 2012
				Total
		Commercial	International	Reportable
(in millions)	USFE&G	Power	Energy	Segments	Other	Eliminations		Total
Unaffiliated revenues(a)	$16,042	$2,020	$1,549	$19,611	$13	$	―	$19,624
Intersegment revenues	38	58	―	96	47		(143)	―
Total revenues	$16,080	$2,078	$1,549	$19,707	$60		$(143)	$19,624
Interest expense	$806	$63	$77	$946	$296	$	―	$1,242
Depreciation and amortization	1,827	228	99	2,154	135		―	2,289
Equity in earnings of unconsolidated affiliates	(5)	14	134	143	5		―	148
Income tax expense (benefit)	942	(8)	149	1,083	(378)		―	705
Segment income(a)(b)(c)	1,744	87	439	2,270	(538)		―	1,732
Add back noncontrolling interest component								14
Income from discontinued operations, net of tax								36
Net income								1,782
Capital investments expenditures and acquisitions	4,220	1,038	551	5,809	149		―	5,958
Segment assets	98,162	6,992	5,406	110,560	3,126		170	113,856

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(a)

On January 25, 2012 and January 27, 2012, the Duke Energy Carolinas' South Carolina and North Carolina rate case settlement agreements were approved by the PSCSC and NCUC, respectively. Among other things, the rate case settlements included an annual base rate increase of $309 million in North Carolina and a $93 million annual base rate increase in South Carolina, both beginning in February 2012. The impact of these rates impacts USFE&G. See Note 4 for additional information.

(b)

USFE&G recorded after-tax impairment and other charges of $402 million, net of tax of $226 million, related to the Edwardsport integrated gasification combined cycle (IGCC) project. See Note 4 for additional information. USFE&G also recorded the reversal of expenses of $60 million, net of tax of $39 million, related to a prior year Voluntary Opportunity Plan in accordance with Duke Energy Carolinas' 2011 rate case. See Note 21 for additional information.

(c)	Other includes after-tax costs to achieve the merger with Progress Energy of $397 million, net of tax of $239 million. See Note 2 for additional information.

	Year Ended December 31, 2011
				Total
		Commercial	International	Reportable
(in millions)	USFE&G	Power	Energy	Segments(a)	Other	Eliminations		Total
Unaffiliated revenues	$10,586	$2,480	$1,467	$14,533	$(4)	$	―	$14,529
Intersegment revenues	33	11	―	44	48		(92)	―
Total revenues	$10,619	$2,491	$1,467	$14,577	$44		$(92)	$14,529
Interest expense	$568	$87	$47	$702	$157	$	―	$859
Depreciation and amortization	1,383	230	90	1,703	103		―	1,806
Equity in earnings of unconsolidated affiliates	―	6	145	151	9		―	160
Income tax expense (benefit)	674	(2)	196	868	(116)		―	752
Segment income(a)(b)(c)	1,181	134	466	1,781	(76)		―	1,705
Add back noncontrolling interest component								8
Income from discontinued operations, net of tax								1
Net income								1,714
Capital investments expenditures and acquisitions	3,717	492	114	4,323	141		―	4,464
Segment assets	47,977	6,939	4,539	59,455	2,961		110	62,526

(a)	USFE&G recorded an after-tax impairment charge of $135 million, net of tax of $87 million, related to the Edwardsport IGCC project. See Note 4 for additional information.
(b)

Commercial Power recorded an after-tax impairment charge of $51 million, net of tax of $28 million, to write-down the carrying value of certain emission allowances. See Note 12 for additional information.

(c)	Other includes after-tax costs to achieve the merger with Progress Energy of $51 million, net of tax of $17 million. See Note 2 for additional information.

	Year Ended December 31, 2010
				Total
		Commercial	International	Reportable
(in millions)	USFE&G	Power	Energy	Segments(a)	Other	Eliminations		Total
Unaffiliated revenues	$10,563	$2,440	$1,204	$14,207	$65	$	―	$14,272
Intersegment revenues	34	8	―	42	53		(95)	―
Total revenues	$10,597	$2,448	$1,204	$14,249	$118		$(95)	$14,272
Interest expense	$569	$68	$71	$708	$132	$	―	$840
Depreciation and amortization	1,386	225	86	1,697	89		―	1,786
Equity in earnings of unconsolidated affiliates	―	7	102	109	7		―	116
Income tax expense (benefit)	787	22	143	952	(62)		―	890
Segment income(a)(b)(c)	1,380	(327)	305	1,358	(41)		―	1,317
Add back noncontrolling interest component								3
Income from discontinued operations, net of tax								3
Net income								1,323
Capital investments expenditures and acquisitions	3,891	525	181	4,597	258		―	4,855
Segment assets	45,210	6,704	4,310	56,224	2,845		21	59,090

(a)

Commercial Power recorded an impairment charge of $602 million, which consisted of a $500 million goodwill impairment charge associated with the nonregulated Midwest generating operations and a $102 million charge, net of tax of $58 million, to write-down the value of certain nonregulated Midwest generating assets and emission allowances primarily associated with these generation assets.

(b)

Other includes expense of $105 million, net of tax of $67 million, related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina. See Note 21 for additional information.

(c)

Other recognized an $86 million gain, net of tax of $53 million, from the sale of a 50% ownership interest in DukeNet (See Note 2 for additional information), and $68 million gain, net of tax of $41 million, from the sale of an equity method investment in Q-Comm Corporation (Q-Comm). See Note 13 for additional information.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Geographic Data

(in millions)	U.S.	Latin America(a)	Consolidated
2012
Consolidated revenues	$18,078	$1,546	$19,624
Consolidated long-lived assets	79,144	2,467	81,611
2011
Consolidated revenues	$13,062	$1,467	$14,529
Consolidated long-lived assets	45,920	2,612	48,532
2010
Consolidated revenues	$13,068	$1,204	$14,272
Consolidated long-lived assets	42,754	2,733	45,487

(a)	Change in amounts of long-lived assets in Latin America includes foreign currency translation adjustments on property, plant and equipment and other long-lived asset balances.

Progress Energy

Effective with the consummation of the merger with Duke Energy on July 2, 2012, Progress Energy’s reportable segments changed based on the financial information the chief decision maker evaluates for the allocation of resources and assessing performance. Progress Energy’s sole reportable segment is now Franchised Electric, which is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. These electric operations also distribute and sell electricity to other utilities, primarily on the east coast of the United States. The remainder of Progress Energy’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes the Progress Energy holding company and Progress Energy Service Company, LLC and other miscellaneous nonregulated businesses, as well as costs to achieve the merger with Duke Energy and certain governance costs allocated by its parent, Duke Energy. See Note 14 for additional information. Also effective with the consummation of the merger, management began evaluating segment performance based on Segment Income. Segment Income is defined as income from continuing operations net of income attributable to noncontrolling interests.

Prior periods’ segment information has been recast to conform to the current year presentation. None of these segment changes impact Progress Energy’s previously reported consolidated net income.

Business Segment Data
	Year Ended December 31, 2012
		Total Reportable Segment
	Franchised Electric
(in millions)			Other	Eliminations		Total
Unaffiliated revenues	$9,305	$9,305	$12	$	―	$9,317
Affiliated revenues	90	90	―		(2)	88
Total revenues	$9,395	$9,395	$12		$(2)	$9,405
Interest expense	$459	$459	$304		$(23)	$740
Depreciation and amortization	727	727	20		―	747
Income tax expense (benefit)	384	384	(212)		―	172
Segment income(a)(b)	727	727	(379)		―	348
Add back noncontrolling interest component						7
Income from discontinued operations, net of tax						52
Net income						407
Capital investment expenditures and acquisitions	2,334	2,334	32		―	2,366
Segment assets	36,764	36,764	684		(43)	37,405

(a)

Franchised Electric recorded an $88 million impairment, net of tax of $58 million, related to the decision to retire Crystal River Unit 3 and a $60 million charge, net of tax of $40 million, to record a regulatory liability related to replacement power obligations as a result of the Crystal River Unit 3 outage. These charges were not applicable to Duke Energy as this reporting unit has a lower carrying value at Duke Energy. See Note 4 for additional information.

(b)	Other includes after-tax costs to achieve the merger with Duke Energy of $198 million, net of tax of $127 million. See Note 2 for additional information.

	Year Ended December 31, 2011
		Total Reportable Segment
	Franchised Electric
(in millions)			Other	Eliminations		Total
Unaffiliated revenues(a)	$8,936	$8,936	$12	$	―	$8,948
Affiliated revenues	3	3	―		(3)	―
Total revenues	$8,939	$8,939	$12		$(3)	$8,948
Interest expense	$423	$423	$324		$(22)	$725
Depreciation and amortization	683	683	18		―	701
Income tax expense (benefit)	436	436	(113)		―	323
Segment income(a)(b)	853	853	(273)		―	580
Add back noncontrolling interest component						7
Income from discontinued operations, net of tax						(5)
Net income						582
Capital investment expenditures and acquisitions	2,239	2,239	17		―	2,256
Segment assets	34,166	34,166	765		―	34,931

(a)

Franchised Electric recorded a $173 million charge, net of tax of $115 million, for the amount to be refunded to customers through the fuel clause in accordance with the FPSC's 2012 settlement agreement. See Note 4 for additional information.

(b)	Other includes after-tax costs to achieve the merger with Duke Energy of $33 million, net of tax of $22 million. See Note 2 for additional information.

	Year Ended December 31, 2010
		Total Reportable Segment
	Franchised Electric
(in millions)			Other	Eliminations		Total
Unaffiliated revenues	$10,207	$10,207	$16	$	―	$10,223
Affiliated revenues	2	2	―		(2)	―
Total revenues	$10,209	$10,209	$16		$(2)	$10,223
Interest expense	$444	$444	$332		$(29)	$747
Depreciation and amortization	905	905	15			920
Income tax expense (benefit)	627	627	(88)			539
Segment income	1,045	1,045	(185)		―	860
Add back noncontrolling interest component						7
Income from discontinued operations, net of tax						(4)
Net income						863
Capital investment expenditures and acquisitions	2,437	2,437	32		(24)	2,445
Segment assets	32,475	32,475	450		(39)	32,886

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Ohio

Duke Energy Ohio has two reportable operating segments, Franchised Electric and Gas and Commercial Power.

Franchised Electric and Gas transmits and distributes electricity in southwestern Ohio and generates, transmits, distributes and sells electricity in northern Kentucky. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and its wholly owned subsidiary, Duke Energy Kentucky.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Duke Energy Ohio’s Commercial Power reportable operating segment does not include the operations of DEGS or Duke Energy Retail, which are included in the Commercial Power reportable operating segment at Duke Energy.

The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain governance costs allocated by its parent, Duke Energy. See Note 14 for additional information. All of Duke Energy Ohio’s revenues are generated domestically and its long-lived assets are all in the U.S.

Business Segment Data
	Year Ended December 31, 2012
(in millions)	Franchised Electric and Gas	Commercial Power	Total Reportable Segments	Other		Eliminations		Consolidated Total
Unaffiliated revenues(a)	$1,745	$1,407	$3,152	$	―	$	―	$3,152
Intersegment revenues	1	51	52		―		(52)	―
Total revenues	$1,746	$1,458	$3,204	$	―		$(52)	$3,152
Interest expense	$61	$28	$89	$	―	$	―	$89
Depreciation and amortization	179	159	338		―		―	338
Income tax expense (benefit)	91	25	116		(18)		―	98
Segment income	159	50	209		(34)		―	175
Net income								175
Capital expenditures	427	87	514		―		―	514
Segment assets	6,434	4,175	10,609		117		(166)	10,560

(a)

Duke Energy Ohio earned approximately 36% of its consolidated operating revenues from PJM Settlements, Inc. in 2012, all of which is included in the Commercial Power segment. These revenues relate to the sale of capacity and electricity from Commercial Power's non-regulated generation assets.

	Year Ended December 31, 2011
(in millions)	Franchised Electric and Gas	Commercial Power	Total Reportable Segments	Other		Eliminations		Consolidated Total
Unaffiliated revenues(a)	$1,474	$1,707	$3,181	$	―	$	―	$3,181
Intersegment revenues	―	4	4		―		(4)	―
Total revenues	$1,474	$1,711	$3,185	$	―		$(4)	$3,181
Interest expense	$68	$36	$104	$	―	$	―	$104
Depreciation and amortization	168	167	335		―		―	335
Income tax expense (benefit)	98	6	104		(8)		―	96
Segment income(b)	133	78	211		(17)		―	194
Net income								194
Capital expenditures	375	124	499		―		―	499
Segment assets	6,293	4,740	11,033		259		(353)	10,939

(a)

Duke Energy Ohio earned approximately 24% of its consolidated operating revenues from PJM Interconnection, LLC (PJM) in 2011, all of which is included in the Commercial Power segment. These revenues relate to the sale of capacity and electricity from Commercial Power's nonregulated generation assets.

(b)

Commercial Power recorded an after-tax impairment charge of $51 million, net of tax of $28 million, during the year ended December 31, 2011, to write-down the carrying value of certain emission allowances. See Note 12 for additional information.

	Year Ended December 31, 2010
(in millions)	Franchised Electric and Gas	Commercial Power	Total Reportable Segments	Other		Eliminations		Consolidated Total
Unaffiliated revenues(a)	$1,623	$1,706	$3,329	$	―	$	―	$3,329
Intersegment revenues	―	5	5		―		(5)	―
Total revenues	$1,623	$1,711	$3,334	$	―		$(5)	$3,329
Interest expense	$68	$41	$109		―	$	―	$109
Depreciation and amortization	226	174	400		―		―	400
Income tax expense (benefit)	106	40	146		(14)		―	132
Segment loss(b)(c)	(61)	(361)	(422)		(19)		―	(441)
Net loss								(441)
Capital expenditures	353	93	446		―		―	446
Segment assets	6,258	4,821	11,079		192		(247)	11,024

(a)

Duke Energy Ohio earned approximately 13% of its consolidated operating revenues from PJM in 2010, all of which is included in the Commercial Power segment. These revenues relate to the sale of capacity and electricity from Commercial Power's nonregulated generation assets.

(b)

Franchised Electric and Gas recorded an impairment charge of $216 million related to the Ohio Transmission and Distribution reporting unit. This impairment charge was not applicable to Duke Energy as this reporting unit has a lower carrying value at Duke Energy.

(c)

Commercial Power recorded impairment charges of $621 million, which consisted of a $461 million goodwill impairment charge associated with the nonregulated Midwest generation operations and a $102 million charge, net of tax of $58 million, to write-down the value of certain nonregulated Midwest generating assets and emission allowances primarily associated with these generation assets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida and Duke Energy Indiana

Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida and Duke Energy Indiana each have one reportable operating segment, Franchised Electric, which generates, transmits, distributes and sells electricity. The remainder of each companies’ operations is classified as Other. While not considered reportable segments for any of these companies, Other consists of each respective companies’ share of costs to achieve the merger between Duke Energy and Progress Energy, certain corporate severance programs, and certain costs for use of corporate assets as allocated to each company. See Note 14 for additional information. The following table summarizes the net loss for Other at each of these entities.

	Year Ended December 31,
(in millions)	2012	2011
Duke Energy Carolinas(a)	$(169)	$(46)
Progress Energy Carolinas(a)	(139)	(18)
Progress Energy Florida(a)	(58)	(16)
Duke Energy Indiana(a)	(27)	(12)

(a)	The net loss for the year ended December 31, 2010, recorded in Other was not material.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The Franchised Electric operating segments own substantially all of Duke Energy Carolinas’, Progress Energy Carolinas’, Progress Energy Florida’s and Duke Energy Indiana’s assets at December 31, 2012 and 2011.

4. REGULATORY MATTERS

Regulatory Assets and Liabilities

As of December 31, 2012 and 2011, the substantial majority of USFE&G’s operations applied regulatory accounting treatment. Accordingly, these businesses record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further information.

The following tables represent the regulatory assets and liabilities on the Duke Energy Registrant’s Consolidated Balance Sheets:

	As of December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory Assets
Vacation accrual	$245	$85	$65	$65	$-	$7	$13
Nuclear deferral	65	-	65	-	65	-	-
Demand side management (DSM) costs/Energy efficiency (EE)	58	36	-	-	-	22	-
Deferred fuel costs	162	-	109	-	109	1	52
Over-distribution of Bulk Power Marketing (BPM) sharing	43	43	-	-	-	-	-
Post in-service carrying costs and deferred operating expenses	29	27	-	-	-	-	2
Gasification services agreement buyout costs	25	-	-	-	-	-	25
Other	110	30	17	12	5	16	34
Total Current Regulatory Assets(a)	737	221	256	77	179	46	126
Accrued pension and post-retirement	3,306	602	1,650	769	754	225	325
Retired generation facilities	1,781	-	1,720	128	1,592	-	61
Debt fair value adjustment	1,472	-	-	-	-	-	-
Asset retirement obligations	1,461	48	713	372	341	-	-
Net regulatory asset related to income taxes	1,373	731	401	175	226	82	158
Hedge costs and other deferrals	710	88	550	240	310	9	63
DSM costs/Energy efficiency	264	71	121	121	-	72	-
Post in-service carrying costs and deferred operating expenses	93	-	-	-	-	19	74
Regional Transmission Organization (RTO) costs	83	10	5	5	-	72	-
Manufactured gas plant (MGP) costs	77	-	-	-	-	77	-
Gasification services agreement buyout costs	70	-	-	-	-	-	70
Nuclear deferral	77	-	77	-	77	-	-
Other	237	177	55	35	21	23	59
Total Non-Current Regulatory Assets	11,004	1,727	5,292	1,845	3,321	579	810
Total Regulatory Assets	$11,741	$1,948	$5,548	$1,922	$3,500	$625	$936

	As of December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory Liabilities
Deferred fuel costs	$55	$45	$10	$10	$-	$-	$-
DSM costs/Energy efficiency	49	9	17	-	17	15	8
Other	52	24	1	-	1	24	3
Total Current Regulatory Liabilities(b)	156	78	28	10	18	39	11
Removal costs	4,827	1,928	2,048	1,503	401	236	624
Amounts to be refunded to customers	290	-	259	-	259	-	31
Storm reserve	125	-	125	-	125	-	-
Accrued pension and post-retirement benefits	103	-	-	-	-	18	68
Other	239	174	37	35	2	-	18
Total Non-Current Regulatory Liabilities	5,584	2,102	2,469	1,538	787	254	741
Total Regulatory Liabilities	$5,740	$2,180	$2,497	$1,548	$805	$293	$752

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	As of December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory Assets
Vacation accrual	$150	$70	$-	$-	$-	$7	$13
DSM costs/Energy efficiency	52	25	-	-	-	9	18
Over-distribution of BPM sharing	41	41	-	-	-	-	-
Deferred fuel costs	38	-	275	31	244	10	28
Post in-service carrying costs and deferred operating expenses	31	28	-	-	-	-	3
Gasification services agreement buyout costs	25	-	-	-	-	-	25
Other	37	8	-	-	-	2	27
Total Current Regulatory Assets(a)	374	172	275	31	244	28	114
Accrued pension and post-retirement	1,726	734	1,506	691	702	212	314
Net regulatory asset related to income taxes	892	668	352	140	212	77	147
Asset retirement obligations	191	191	540	496	44	-	-
Hedge costs and other deferrals	166	91	703	200	503	8	67
Post in-service carrying costs and deferred operating expenses	119	31	-	-	-	16	72
Nuclear deferral	-	-	129	-	129	-	-
Gasification services agreement buyout costs	88	-	-	-	-	-	88
RTO costs	80	13	7	7	-	74	-
Retired generation facilities	73	-	15	15	-	-	73
MGP costs	69	-	-	-	-	69	-
DSM costs/Energy efficiency	70	38	92	92	-	32	-
Other	198	128	80	41	39	32	37
Total Non-Current Regulatory Assets	3,672	1,894	3,424	1,682	1,629	520	798
Total Regulatory Assets	$4,046	$2,066	$3,699	$1,713	$1,873	$548	$912

	As of December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory Liabilities
DSM costs/Energy efficiency	$41	$41	$19	$-	$19	$-	$-
Nuclear deferral	-	-	15	-	15	-	-
Other	46	21	14	2	12	22	3
Total Current Regulatory Liabilities(b)	87	62	48	2	46	22	3
Removal costs	2,586	1,770	2,240	1,529	550	230	590
Accrued pension and post-retirement benefits	117	-	-	-	-	19	70
Amount to be refunded to customers	-	-	288	-	288	-	-
Storm reserve	-	-	135	-	135	-	-
Other	216	158	64	14	51	24	23
Total Non-Current Regulatory Liabilities	2,919	1,928	2,727	1,543	1,024	273	683
Total Regulatory Liabilities	$3,006	$1,990	$2,775	$1,545	$1,070	$295	$686

(a)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Descriptions of the regulatory assets and liabilities summarized in the tables above, as well as their recovery and amortization periods are as follows. Items are excluded from rate base unless otherwise noted.

Vacation accrual. Vacation is accrued as it is earned by employees and generally recovered as it is paid, generally within one year. This includes both accrued vacation and personal holiday pay.

Nuclear deferral. In 2009, pursuant to the FPSC nuclear cost-recovery rule, Progress Energy Florida filed a petition to recover costs, which primarily consisted of preconstruction and carrying costs incurred or anticipated to be incurred during 2009 and the projected 2010 costs associated with the Levy project. In an effort to help mitigate the initial price impact on its customers, as part of its filing, Progress Energy Florida recorded this asset, and it was to be recovered or amortized, as approved by the FPSC, over a period not exceeding five years. These costs are projected to be recovered by the end of 2014. This amount also includes deferred depreciation expense related to Crystal River Unit 3 as a result of the 2012 FPSC settlement agreement.

DSM Costs/EE. These amounts represent costs recoverable or refundable under the Duke Energy Registrants’ Demand Side Management programs, various state Energy Efficiency programs, SmartGrid, and other peak time energy management programs. The recovery period varies for these costs, with some currently unknown. Duke Energy Carolinas and Progress Energy Florida are required to pay interest on the outstanding liability balance, and Progress Energy Florida collects interest on the outstanding asset balance.

Deferred fuel costs. Deferred fuel costs represent certain energy costs that are recoverable or refundable as approved by the applicable regulatory body. Interest is earned on under-recovered costs and interest is paid on over-recovered costs to customers.

For Progress Energy Florida, as a result of the 2012 FPSC settlement agreement, the FPSC approved an agreement between Progress Energy Florida and consumer advocates in Florida that provides customers a refund through the fuel clause, relating to the Crystal River Unit 3 delamination and subsequent outage.  The amounts for Progress Energy Florida are reduced by this refund.

Over-distribution of BPM sharing. These costs represent Duke Energy Carolinas’ BPM sharing requirements by the NCUC.  The NCUC requires a percentage of the profits on the wholesale market to be shared with retail customers.  Under the BPM rider, Duke Energy Carolinas is required to true-up any differences, and as a result, the over-distribution to retail customers is recorded as a regulatory asset. The recovery period for these costs is generally one year, and Duke Energy Carolinas earns a return on the balance.

Post-in-service carrying costs and deferred operating expenses. These costs represent deferred depreciation and operating expenses as well as carrying costs on the portion of assets of the Duke Energy Registrants’ capital expenditure programs that are placed in service but not yet reflected in rates as plant in service.  Duke Energy Carolinas is allowed to earn a return on the North Carolina portion of the outstanding balance, but does not earn a return on the South Carolina portion. Duke Energy Ohio and Duke Energy Indiana are allowed to earn a return on the outstanding balance. Duke Energy Carolinas amounts are excluded from rate base and Duke Energy Ohio amounts are included in rate base. At Duke Energy Indiana, some amounts are included in and some are excluded from rate base. Recovery is over various lives, and the latest recovery period for these costs is 2067.

Gasification services agreement buyout costs. In 1999, Duke Energy Indiana entered into a buyout of a gasification services agreement.  The IURC authorized Duke Energy Indiana to recover costs incurred, including carrying costs on the unrecovered balance, over an 18-year period. Duke Energy Indiana earns a return on the balance, and the recovery period lasts through 2018.

Accrued pension and post-retirement. Accrued pension and other post-retirement benefits represent regulatory assets related to the recognition of each of the Duke Energy Registrants’ respective shares of the underfunded status of Duke Energy and Progress Energy’s defined benefit and other post-retirement plans as a liability on each registrant’s balance sheet. The regulatory asset is amortized in proportion to the recognition of prior service costs (gains), transition obligations and actuarial losses attributable to Duke Energy and Progress Energy’s pension plans and other post-retirement benefit plans determined by the cost recognition provisions of the accounting guidance for pensions and post-retirement benefits. See Note 23, Employee Benefit Plans, for additional detail.

Retired generation facilities.  These amounts represent the net book value of Duke Energy facilities that have been retired. Duke Energy Indiana earns a return on the outstanding balances and the costs are included in rate base. Progress Energy Carolinas anticipates earning a return on the outstanding balance with the costs excluded from rate base. For Duke Energy Indiana, the recovery period is through 2026.  For Progress Energy Carolinas, the recovery period is over the previously estimated lives of the units.

Debt fair value adjustment. These costs represent purchase accounting adjustments as a result of the merger with Progress Energy in July 2012 to restate the carrying value of existing debt to fair value. The increase in the carrying value of the debt is due to a general reduction in interest rates since the underlying debt was issued. Since the debt is reflected in capital structure for rate setting purposes at its original carrying value and interest rate, the increase in the carrying value of the debt is recorded to a regulatory asset.

Asset retirement obligations. These costs represent future removal costs associated with the Duke Energy Registrants’ existing asset retirement obligations. The Duke Energy Registrants do not earn a return on these balances. The recovery period trends with the expiration of the COL for each nuclear unit, the latest of which is 2043. See Note 9, Asset Retirement Obligations, for additional information.

Net regulatory asset related to income taxes. These costs represent the difference between the regulatory accounting of income taxes and the GAAP accounting of income taxes. Regulatory assets and liabilities associated with deferred income taxes, recorded in compliance with the accounting guidance for certain types of regulation and income taxes, include the deferred tax effects associated principally with depreciation of AFUDC equity accounted for in accordance with the ratemaking policies of the respective regulatory bodies, as well as the revenue impacts, and assume continued recovery of these costs in future transmission and distribution rates. A portion of these costs are included in rate base as a reduction of deferred income taxes and the recovery period is over the life of the associated assets.

Hedge costs and other deferrals. These costs are related to unrealized gains and losses on derivatives that are recorded as a regulatory asset or liability, respectively, until the contracts are settled. The recovery period varies for these costs, with some currently unknown.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

RTO costs. Duke Energy Carolinas and Progress Energy Carolinas RTO costs reflect those from GridSouth, while those from Duke Energy Ohio and Duke Energy Indiana are related to the Midwest Independent Transmission System Operator, Inc. (MISO). These amounts reduce rate base and the liability for the removal costs is extinguished as the related removal costs are incurred.

MGP costs. These costs represent remediation costs for Duke Energy Ohio’s former MGP sites. Duke Energy Ohio has requested recovery of these costs in its currently pending gas distribution rate case. If the costs are deemed to be recoverable through rates, the period of recovery will be related to the timing of the actual cleanup expenditures and is unknown at this time. Duke Energy Ohio does not earn a return on these costs. See Note 5, Commitments and Contingencies, for additional information.

 Removal costs. These amounts represent funds the Duke Energy Registrants have received from customers to cover the future removal of property, plant and equipment from retired or abandoned sites which reduces rate base for ratemaking purposes. These costs are included in rate base, and the liability for removal costs is extinguished over the life of the associated asset.

Amounts to be refunded to customers. These amounts represent required refunds to retail customers by the applicable regulatory body. The refund period is through 2016 for Progress Energy Florida and through 2017 for Duke Energy Indiana.

Storm reserve. Progress Energy Florida is allowed to petition the FPSC to seek recovery of named storms under the 2012 FPSC settlement agreement. Recovery from customers will begin, subject the FPSC approval, 60 days following the filing of a cost recovery petition and will be based on a 12-month recovery period.

Restrictions on the Ability of Certain Subsidiaries to Make Dividends, Advances and Loans to Duke Energy

As a condition to the Duke Energy and Cinergy Corp. (Cinergy) merger approval, the NCUC, the PSCSC, the PUCO, the KPSC, and the IURC imposed conditions (the Cinergy Merger Conditions) on the ability of Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. As a condition to the Duke Energy and Progress Energy merger approval, the NCUC and the PSCSC imposed conditions (the Progress Merger Conditions) on the ability of Duke Energy Carolinas, and Progress Energy Carolinas to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy.

Duke Energy’s public utility subsidiaries may not transfer funds to the parent through intercompany loans or advances; however, certain subsidiaries may transfer funds to the parent by obtaining approval of the respective state regulatory commissions. These conditions imposed restrictions on the ability of the public utility subsidiaries to pay cash dividends as discussed below.

Progress Energy Carolinas and Progress Energy Florida also have restrictions imposed by their first mortgage bond indentures and Articles of Incorporation which, in certain circumstances, limited their ability to make cash dividends or distributions on common stock. Amounts restricted as a result of these provisions were not material at December 31, 2012.

Additionally, certain other subsidiaries of Duke Energy have restrictions on their ability to dividend, loan or advance funds to Duke Energy due to specific legal or regulatory restrictions, including, but not limited to, minimum working capital and tangible net worth requirements.

Duke Energy Carolinas

 Under both the Cinergy Merger Conditions and Progress Merger Conditions, Duke Energy Carolinas must limit cumulative distributions to Duke Energy subsequent to the merger to (i) the amount of retained earnings on the day prior to the closing of the merger, plus (ii) any future earnings recorded by Duke Energy Carolinas subsequent to the merger.

Progress Energy Carolinas

 Under the Progress Merger Conditions, Progress Energy Carolinas must limit cumulative distributions to Duke Energy subsequent to the merger to (i) the amount of retained earnings on the day prior to the closing of the merger, plus (ii) any future earnings recorded by Progress Energy Carolinas subsequent to the merger.

Duke Energy Ohio

 Under the Cinergy Merger Conditions, Duke Energy Ohio will not declare and pay dividends out of capital or unearned surplus without the prior authorization of the PUCO. In November 2011, the FERC approved, with conditions, Duke Energy Ohio’s request to pay dividends from its equity accounts that are reflective of the amount that it would have in its retained earnings account had push-down accounting for the Cinergy merger not been applied to Duke Energy Ohio’s balance sheet. The conditions include a commitment from Duke Energy Ohio that equity, adjusted to remove the impacts of push-down accounting, will not fall below 30% of total capital. In January 2012, the PUCO issued an order approving the payment of dividends in a manner consistent with the method approved in the November 2011 FERC order. Under the Merger Conditions, Duke Energy Kentucky is required to pay dividends solely out of retained earnings and to maintain a minimum of 35% equity in its capital structure.

Duke Energy Indiana

 Under the Cinergy Merger Conditions, Duke Energy Indiana shall limit cumulative distributions paid subsequent to the merger to (i) the amount of retained earnings on the day prior to the closing of the merger plus (ii) any future earnings recorded by Duke Energy Indiana subsequent to the merger. In addition, Duke Energy Indiana will not declare and pay dividends out of capital or unearned surplus without prior authorization of the IURC.

The following table includes information regarding the Subsidiary Registrants and other Duke Energy subsidiaries’ restricted net assets at December 31, 2012.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(in billions)	Total Duke Energy Subsidiaries	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Duke Energy Ohio(a)	Duke Energy Indiana
Amounts that may not be transferred to Duke Energy without appropriate approval based on above mentioned Merger Conditions	$10.3	$2.8	$2.0	$1.9	$3.9	$1.4

(a)	As of December 31, 2012, the equity balance available for payment of dividends, based on the FERC and PUCO order discussed above, was $1.3 billion.

Rate Related Information

The NCUC, PSCSC, FPSC, IURC, PUCO and KPSC approve rates for retail electric and gas services within their states. Nonregulated sellers of gas and electric generation are also allowed to operate in Ohio once certified by the PUCO. The FERC approves rates for electric sales to wholesale customers served under cost-based rates, as well as sales of transmission service.

Duke Energy Carolinas

2013 North Carolina Rate Case. On February 4, 2013, Duke Energy Carolinas filed an application with the NCUC for an increase in base rates of approximately $446 million, or an average 9.7% increase in retail revenues. The request for increase is based upon an 11.25% return on equity and a capital structure of 53% equity and 47% long-term debt. The rate increase is designed primarily to recover the cost of plant modernization, environmental compliance and the capital additions.

Duke Energy Carolinas expects revised rates, if approved, to go into effect late third quarter of 2013.

2011 North Carolina Rate Case. On January 27, 2012, the NCUC approved a settlement agreement between Duke Energy Carolinas and the North Carolina Utilities Public Staff (Public Staff). The terms of the agreement include an average 7.2% increase in retail revenues, or approximately $309 million annually beginning in February 2012. The agreement includes a 10.5% return on equity and a capital structure of 53% equity and 47% long-term debt.

On March 28, 2012, the North Carolina Attorney General filed a notice of appeal with the NCUC challenging the rate of return approved in the agreement. On April 17, 2012, the NCUC denied Duke Energy Carolinas’ request to dismiss the notice of appeal. Briefs were filed on August 22, 2012 by the North Carolina Attorney General and the AARP with the North Carolina Supreme Court, which is hearing the appeal. Duke Energy Carolinas filed a motion to dismiss the appeal on August 31, 2012 and the North Carolina Attorney General filed a response to that motion on September 13, 2012. Briefs by the appellees, Duke Energy Carolinas and the Public Staff, were filed on September 21, 2012. The North Carolina Supreme Court denied Duke Energy Carolinas’ motion to dismiss on procedural grounds and oral arguments were held on November 13, 2012. Duke Energy Carolinas is awaiting an order.

2011 South Carolina Rate Case. On January 25, 2012, the PSCSC approved a settlement agreement between Duke Energy Carolinas and the ORS, Wal-Mart Stores East, LP, and Sam’s East, Inc. The Commission of Public Works for the city of Spartanburg, South Carolina and the Spartanburg Sanitary Sewer District were not parties to the agreement; however, they did not object to the agreement. The terms of the agreement include an average 5.98% increase in retail and commercial revenues, or approximately $93 million annually beginning February 6, 2012. The agreement includes a 10.5% return on equity, a capital structure of 53% equity and 47% long-term debt.

Cliffside Unit 6. On March 21, 2007, the NCUC issued an order allowing Duke Energy Carolinas to build an 800 MW coal-fired unit. Following final equipment selection and the completion of detailed engineering, Cliffside Unit 6 has a net output of 825 MW. On January 31, 2008, Duke Energy Carolinas filed its updated cost estimate of $1.8 billion (excluding AFUDC of $600 million) for Cliffside Unit 6. In March 2010, Duke Energy Carolinas filed an update to the cost estimate of $1.8 billion (excluding AFUDC) with the NCUC where it reduced the estimated AFUDC financing costs to $400 million as a result of the December 2009 rate case settlement with the NCUC that allowed the inclusion of construction work in progress in rate base prospectively. Cliffside Unit 6 began commercial operation in the fourth quarter of 2012.

Dan River Combined Cycle Facility. In June 2008, the NCUC issued its order approving the Certificate of Public Convenience and Necessity (CPCN) applications to construct a 620 MW combined cycle natural gas fired generating facility at Duke Energy Carolinas’ existing Dan River Steam Station. The Division of Air Quality (DAQ) issued a final air permit authorizing construction of the Dan River combined cycle natural gas-fired generating unit in August 2009. Dan River began commercial operation in the fourth quarter of 2012.

William States Lee III Nuclear Station. In December 2007, Duke Energy Carolinas filed an application with the NRC, which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station (Lee Nuclear Station) at a site in Cherokee County, South Carolina. Each reactor is capable of producing 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. Through several separate orders, the NCUC and PSCSC have concurred with the prudency of Duke Energy incurring project development and pre-construction costs.

V.C. Summer Nuclear Station Letter of Intent. In July 2011, Duke Energy Carolinas signed a letter of intent with Santee Cooper related to the potential acquisition by Duke Energy Carolinas of a 5% to 10% ownership interest in the V.C. Summer Nuclear Station being developed by Santee Cooper and SCE&G near Jenkinsville, South Carolina. The letter of intent provides a path for Duke Energy Carolinas to conduct the necessary due diligence to determine if future participation in this project is beneficial for its customers. On November 7, 2012, the term of the letter of intent expired, though Duke Energy Carolinas remains engaged in discussions at this time.

Progress Energy Carolinas

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

2012 North Carolina Rate Case. On October 12, 2012, Progress Energy Carolinas filed an application with the NCUC for an increase in base rates of approximately $387 million, or an average 12% increase in revenues. The request for increase is based upon an 11.25% return on equity and a capital structure of 55% equity and 45% long-term debt. The rate increase is designed primarily to recover the cost of plant modernization and other capital investments in generation, transmission and distribution systems, as well as increased expenditures for nuclear plants and personnel, vegetation management and other operating costs. The rate case includes a corresponding decrease in Progress Energy Carolinas’ energy efficiency and demand side management rider, resulting in a net requested increase of $359 million, or 11% increase in retail revenues.

On February 25, 2013, the North Carolina Public Staff filed with the NCUC a Notice of Settlement in Principle (Settlement Notice). Pursuant to the Settlement Notice between Progress Energy Carolinas and the Public Staff, the parties have agreed to a two year step-in to a total agreed upon net rate increase, with the first year providing for a $151 million, or 4.7% average increase in rates, and the second year providing for rates to be increased by an additional $31 million, or 1.0% average increase in rates.  This second year increase is a result of Progress Energy Carolinas agreeing to delay collection of financing costs on the construction work in progress for the Sutton combined cycle natural gas plant for one year.  The Settlement Notice is based upon a return on equity of 10.2% and a 53% equity component of the capital structure.

Once filed, the actual settlement agreement will be subject to approval by the NCUC. Progress Energy Carolinas expects revised rates, if approved, to go into effect June 1, 2013.

HF Lee and L.V. Sutton Combined Cycle Facilities. Progress Energy Carolinas has been constructing two new generating facilities, which consist of an approximately 920 MW combined cycle natural gas-fired generating facility at the HF Lee Energy Complex (Lee) in Wayne County, North Carolina, and an approximately 625 MW natural gas-fired generating facility at its existing L.V. Sutton Steam Station (Sutton) in New Hanover County, North Carolina. The Lee project began commercial operation in the fourth quarter of 2012. Total estimated costs at final project completion (including AFUDC) for the Sutton project, which is approximately 64% complete, are $600 million. Sutton is expected to be in service in the fourth quarter of 2013.

Shearon Harris Nuclear Station Expansion. In 2006, Progress Energy Carolinas selected a site at its existing Shearon Harris Nuclear Station (Harris) to evaluate for possible future nuclear expansion. On February 19, 2008, Progress Energy Carolinas filed its COL application with the NRC for two Westinghouse Electric AP1000 reactors at Harris, which the NRC docketed on April 17, 2008. No petitions to intervene have been admitted in the Harris COL application.

Progress Energy Florida

2012 FPSC Settlement Agreement. On February 22, 2012, the FPSC approved a comprehensive settlement agreement among Progress Energy Florida, the Florida Office of Public Counsel and other consumer advocates. The 2012 FPSC Settlement Agreement will continue through the last billing cycle of December 2016. The agreement addresses three principal matters: (i) Progress Energy Florida’s proposed Levy Nuclear Station cost recovery, (ii) the Crystal River Nuclear Station – Unit 3 (Crystal River Unit 3) delamination prudence review then pending before the FPSC, and (iii) certain customer rate matters. Refer to each of these respective sections for further discussion.

Crystal River Unit 3. In September 2009, Crystal River Unit 3 began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination (or separation) within the concrete at the periphery of the containment building, which resulted in an extension of the outage. After analysis, it was determined that the concrete delamination at Crystal River Unit 3 was caused by redistribution of stresses in the containment wall that occurred when an opening was created to accommodate the replacement of the unit’s steam generators. In March 2011, the work to return the plant to service was suspended after monitoring equipment identified a new delamination that occurred in a different section of the outer wall after the repair work was completed and during the late stages of retensioning the containment building. Crystal River Unit 3 has remained out of service while Progress Energy Florida conducted an engineering analysis and review of the new delamination and evaluated possible repair options.

Subsequent to March 2011, monitoring equipment has detected additional changes and further damage in the partially tensioned containment building and additional cracking or delaminations could occur.

Progress Energy Florida developed a repair plan, which would entail systematically removing and replacing concrete in substantial portions of the containment structure walls, which had a preliminary cost estimate of $900 million to $1.3 billion.

In March 2012, Duke Energy commissioned an independent review team led by Zapata Incorporated (Zapata) to review and assess the Progress Energy Florida Crystal River Unit 3 repair plan, including the repair scope, risks, costs and schedule. In its final report in late September, Zapata found that the proposed repair scope appears to be technically feasible, but there were significant risks that need to be addressed regarding the approach, construction methodology, scheduling and licensing. Zapata performed four separate analyses of the estimated project cost and schedule to repair Crystal River Unit 3, including; (i) an independent review of the proposed repair scope (without existing assumptions or data), of which Zapata estimated costs of $1.49 billion with a project duration of 35 months; (ii) a review of Progress Energy Florida’s previous bid information, which included cost estimate data from Progress Energy Florida, of which Zapata estimated costs of $1.55 billion with a project duration of 31 months; (iii) an expanded scope of work scenario, that included the Progress Energy Florida scope plus the replacement of the containment building dome and the removal and replacement of concrete in the lower building elevations, of which Zapata estimated costs of approximately $2.44 billion with a project duration of 60 months, and; (iv) a “worst case” scenario, assuming Progress Energy Florida performed the more limited scope of work, and at the conclusion of that work, additional damage occurred in the dome and in the lower elevations, which forced replacement of each, of which Zapata estimated costs of $3.43 billion with a project duration of 96 months. The principal difference between Zapata’s estimate and Progress Energy Florida’s previous estimate appears to be due to the respective levels of contingencies included by each party, including higher project risk and longer project duration. Progress Energy Florida has filed a copy of the Zapata report with the FPSC and with the NRC. The FPSC held a status conference on October 30, 2012 to discuss Duke Energy’s analysis of the Zapata report.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

On February 5, 2013, following the completion of a comprehensive analysis, Duke Energy announced its intention to retire Crystal River Unit 3. Duke Energy concluded that it did not have a high degree of confidence that repair could be successfully completed and licensed within estimated costs and schedule, and that it was in the best interests of Progress Energy Florida’s customers and joint owners and Duke Energy’s investors to retire the unit. Progress Energy Florida developed initial estimates of the cost to decommission the plant during its analysis of whether to repair or retire Crystal River Unit 3. With the final decision to retire, Progress Energy Florida is working to develop a comprehensive decommissioning plan, which will evaluate various decommissioning options and costs associated with each option. The plan will determine resource needs as well as the scope, schedule and other elements of decommissioning. Progress Energy Florida intends to use a safe storage (SAFSTOR) option for decommissioning. Generally, SAFSTOR involves placing the facility into a safe storage configuration, requiring limited staffing to monitor plant conditions, until the eventual dismantling and decontamination activities occur, usually in 40 to 60 years. This decommissioning approach is currently utilized at a number of retired domestic nuclear power plants and is one of three generally accepted approaches to decommissioning required by the NRC. Once an updated site specific decommissioning study is completed it will be filed with the FPSC. As part of the evaluation of repairing Crystal River Unit 3, initial estimates of the cost to decommission the plant under the SAFSTOR option were developed which resulted in an estimate in 2011 dollars of $989 million. See Note 9 for additional information. Additional specifics about the decommissioning plan are being developed.

Progress Energy Florida maintains insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at Crystal River Unit 3 through NEIL. NEIL provides insurance coverage for repair costs for covered events, as well as the cost of replacement power of up to $490 million per event when the unit is out of service as a result of these events. Actual replacement power costs have exceeded the insurance coverage. Progress Energy Florida also maintains insurance coverage through NEIL’s accidental property damage program, which provides insurance coverage up to $2.25 billion with a $10 million deductible per claim.

Throughout the duration of the Crystal River Unit 3 outage, Progress Energy Florida worked with NEIL for recovery of applicable repair costs and associated replacement power costs. NEIL has made payments on the first delamination; however, NEIL has withheld payment of approximately $70 million of replacement power cost claims and repair cost claims related to the first delamination event. NEIL had not provided a written coverage decision for either delamination and no payments were made on the second delamination and no replacement power reimbursements were made by NEIL since May 2011. These considerations led Progress Energy Florida to conclude, in the second quarter of 2012, that it was not probable that NEIL would voluntarily pay the full coverage amounts that Progress Energy Florida believes them to owe under the applicable insurance policies. Consistent with the terms and procedures under the insurance coverage with NEIL, Progress Energy Florida agreed to non-binding mediation prior to commencing any formal dispute resolution. On February 5, 2013, Progress Energy Florida announced it and NEIL had accepted the mediator’s proposal whereby NEIL will pay Progress Energy Florida an additional $530 million. Along with the $305 million which NEIL previously paid, Progress Energy Florida will receive a total of $835 million in insurance proceeds.

The following table summarizes the Crystal River Unit 3 replacement power and repair costs and recovery through December 31, 2012.

(in millions)	Replacement Power Costs	Repair Costs	Total
Spent to date	$614	$338	$952
NEIL proceeds received to date	(162)	(143)	(305)
Balance for recovery(a)	$452	$195	$647

(a)

The portion of replacement power costs that has not been previously recovered from retail customers is classified within Regulatory assets on Duke Energy's Consolidated Balance Sheets and Progress Energy Florida's Balance Sheet as of December 31, 2012. Also, the $195 million of repair costs are classified within Regulatory assets on Duke Energy's Consolidated Balance Sheets and Progress Energy Florida's Balance Sheets as of December 31, 2012.

As a result of the 2012 FPSC Settlement Agreement, Progress Energy Florida will be permitted to recover prudently incurred fuel and purchased power costs through its fuel clause without regard for the absence of Crystal River Unit 3 for the period from the beginning of the Crystal River Unit 3 outage through December 31, 2016.

In accordance with the terms of the 2012 FPSC Settlement Agreement, with consumer representatives and approved by the FPSC, Progress Energy Florida retained the sole discretion to retire Crystal River Unit 3. Progress Energy Florida expects that the FPSC will review the prudence of the retirement decision in Phase 2 of the Crystal River Unit 3 delamination regulatory docket. Progress Energy Florida has also asked the FPSC to review the mediated resolution of insurance claims with NEIL as part of Phase 3 of this regulatory docket. Phase 2 and Phase 3 hearings have been tentatively scheduled to begin on June 19, 2013.

Progress Energy Florida did not begin the repair of Crystal River Unit 3 prior to December 31, 2012. Consistent with the 2012 FPSC Settlement Agreement regarding the timing of commencement of repairs, Progress Energy Florida recorded a Regulatory liability of $100 million in the third quarter of 2012 related to replacement power obligations. This amount is included within fuel used in electric generation and purchased power in Progress Energy Florida’s and Progress Energy’s Statements of Operations and Comprehensive Income for the year ended December 31, 2012. Progress Energy Florida will refund this replacement power liability on a pro rata basis based on the in-service date of up to $40 million in 2015 and $60 million in 2016. This amount is reflected as part of the purchase price allocation of the merger with Progress Energy in Duke Energy’s Consolidated Financial Statements.

Progress Energy Florida also retained sole discretion to retire the unit without challenge from the parties to the agreement. As a result, Progress Energy Florida will be allowed to recover all remaining Crystal River Unit 3 investments and to earn a return on the Crystal River Unit 3 investments set at its current authorized overall cost of capital, adjusted to reflect a return on equity set at 70 percent of the current FPSC authorized return on equity, no earlier than the first billing cycle of January 2017.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

In conjunction with the decision to retire Crystal River Unit 3, Progress Energy Florida reclassified all Crystal River Unit 3 investments, including property, plant and equipment; nuclear fuel; inventory; and deferred assets to a regulatory asset account. At December 31, 2012, Progress Energy Florida had $1,637 million of net investment in Crystal River Unit 3 recorded in Regulatory assets on its Consolidated Balance Sheet. These amounts are reflected in the Regulatory Assets and Liabilities tables presented previously in this disclosure, of which $1,592 million is reflected as Retired generation facilities, $25 million as Nuclear deferral and $20 million as an offset to Removal costs. Progress Energy Florida recorded $192 million of impairment and other charges related to the wholesale portion of Crystal River Unit 3 investments, which are not covered by the 2012 FSPC Settlement Agreement, and other provisions. The significant majority of this amount is recorded in Impairment charges on Progress Energy Florida’s and Progress Energy’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2012. This amount is reflected as part of the purchase price allocation of the merger with Progress Energy in Duke Energy’s Consolidated Financial Statements (See Note 2).

In accordance with the 2012 FPSC Settlement Agreement, NEIL proceeds received allocable to retail customers will be applied first to replacement power costs incurred after December 31, 2012 through December 31, 2016, with the remainder used to write down the remaining Crystal River Unit 3 investments.

Progress Energy Florida believes the decision to retire Crystal River Unit 3, the actions taken and costs incurred in response to the Crystal River Unit 3 delamination have been prudent and, accordingly, considers replacement power and capital costs not recoverable through insurance to be recoverable through its fuel cost-recovery clause or base rates. Additional replacement power costs and exit cost to wind down the operations at the plant and decommission Crystal River Unit 3 could be material. Retirement of the plant could impact funding obligations associated with Progress Energy Florida’s nuclear decommissioning trust fund.

Progress Energy Florida is a party to a master participation agreement and other related agreements with the joint owners of Crystal River Unit 3 which convey certain rights and obligations on Progress Energy Florida and the joint owners. In December 2012, Progress Energy Florida reached an agreement with one group of joint owners related to all Crystal River Unit 3 matters.

Progress Energy Florida cannot predict the outcome of matters described above.

Customer Rate Matters. In conjunction with the 2012 FPSC Settlement Agreement, Progress Energy Florida will maintain base rates at the current levels through the last billing cycle of December 2016, except as described as follows. The agreement provides for a $150 million increase in revenue requirements effective with the first billing cycle of January 2013, while maintaining the current return on equity range of 9.5 percent to 11.5 percent. Additionally, costs associated with Crystal River Unit 3 investments will be removed from retail rate base effective with the first billing cycle of January 2013. Progress Energy Florida will accrue, for future rate-setting purposes, a carrying charge on the Crystal River Unit 3 investment until the Crystal River Unit 3 regulatory asset is recovered in base rates beginning with the first billing cycle of January 2017. If Progress Energy Florida’s retail base rate earnings fall below the return on equity range, as reported on a FPSC-adjusted or pro-forma basis on a Progress Energy Florida monthly earnings surveillance report, Progress Energy Florida may petition the FPSC to amend its base rates during the term of the agreement. Refer to the discussion above regarding recovery of Crystal River Unit 3 investments if the plant is retired.

Progress Energy Florida will refund $288 million to retail customers through its fuel clause. Progress Energy Florida will refund $129 million in each of 2013 and 2014, and an additional $10 million annually to residential and small commercial customers in 2014, 2015 and 2016. At December 31, 2011, a regulatory liability was established for the $288 million to be refunded in future periods. In 2011, the corresponding charge was recorded as a reduction of operating revenues in Progress Energy Florida’s and Progress Energy’s Consolidated Statements of Operations and Comprehensive Income. As discussed above, Progress Energy Florida also recorded a Regulatory liability of $100 million in the third quarter of 2012 related to replacement power obligations.

Levy Nuclear Station. On July 30, 2008, Progress Energy Florida filed its COL application with the NRC for two Westinghouse AP1000 reactors at its proposed Levy Nuclear Station (Levy), which the NRC docketed on October 6, 2008. Various parties filed a joint petition to intervene in the Levy COL application. On October 31 and November 1, 2012, the Atomic Safety and Licensing Board held an evidentiary hearing on portions of the intervention petitions. A decision is expected in March 2013. In 2008, the FPSC granted Progress Energy Florida’s petition for an affirmative Determination of Need and related orders requesting cost recovery under Florida’s nuclear cost-recovery rule for Levy, together with the associated facilities, including transmission lines and substation facilities.

On April 30, 2012, as part of its annual nuclear cost recovery filing, Progress Energy Florida updated the Levy project schedule and cost. Due to lower-than-projected customer demand, the lingering economic slowdown, uncertainty regarding potential carbon regulation and current low natural gas prices, Progress Energy Florida has shifted the in-service date for the first Levy unit to 2024, with the second unit following 18 months later. The revised schedule is consistent with the recovery approach included in the 2012 FPSC Settlement Agreement. Although the scope and overnight cost for Levy, including land acquisition, related transmission work and other required investments, remain essentially unchanged, the shift in schedule will increase escalation and carrying costs and raise the total estimated project cost to between $19 billion and $24 billion.

Along with the FPSC’s annual prudence reviews, Progress Energy Florida will continue to evaluate the project on an ongoing basis based on certain criteria, including, but not limited to, cost; potential carbon regulation; fossil fuel prices; the benefits of fuel diversification; public, regulatory and political support; adequate financial cost-recovery mechanisms; appropriate levels of joint owner participation; customer rate impacts; project feasibility; DSM and EE programs; and availability and terms of capital financing. Taking into account these criteria, Levy is considered to be Progress Energy Florida’s preferred baseload generation option.

Under the terms of the 2012 FSPC Settlement Agreement, Progress Energy Florida began residential cost-recovery of its proposed Levy Nuclear Station effective in the first billing cycle of January 2013 at the fixed rates contained in the settlement and continuing for a five-year period, with true-up of any actual costs not recovered during the 5-year period occurring in the final year. Progress Energy Florida will not file for recovery of any new Levy costs that were not addressed in the 2012 FSPC Settlement Agreement before March 1, 2017 and will not begin recovering those costs from customers before the first billing cycle of January, 2018, unless otherwise agreed to by the parties to the agreement. This amount is intended to recover the estimated retail project costs to date plus costs necessary to obtain the COL and any engineering, procurement and construction cancellation costs, if Progress Energy Florida ultimately chooses to cancel that contract. In

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

addition, the consumer parties will not oppose Progress Energy Florida continuing to pursue a COL for Levy. The 2012 FSPC Settlement Agreement also provides that Progress Energy Florida will treat the allocated wholesale cost of Levy (approximately $68 million) as a retail regulatory asset and include this asset as a component of rate base and amortization expense for regulatory reporting. Progress Energy Florida will have the discretion to accelerate and/or suspend such amortization in full or in part provided that it amortizes all of the regulatory asset by December 31, 2016.

Cost of Removal Reserve. The 2012 and 2010 FPSC Settlement Agreements (Settlement Agreements) provide Progress Energy Florida the discretion to reduce cost of removal amortization expense by up to the balance in the cost of removal reserve until the earlier of (a) its applicable cost of removal reserve reaches zero, or (b) the expiration of the 2012 FPSC Settlement Agreement. Progress Energy Florida may not reduce amortization expense if the reduction would cause it to exceed the appropriate high point of the return on equity range, as established in the Settlement Agreements. Pursuant to the Settlement Agreements, Progress Energy Florida recognized a reduction in amortization expense of $178 million and $250 million for the years ended December 31, 2012 and 2011, respectively. Duke Energy recognized a reduction in amortization expense of $120 million for the year ended December 31, 2012. Progress Energy Florida had eligible cost of removal reserves of $110 million remaining at December 31, 2012, which is impacted by accruals in accordance with its latest depreciation study, removal costs expended and reductions in amortization expense as permitted by the Settlement Agreements.

Anclote Units 1 and 2. On March 29, 2012, Progress Energy Florida announced plans to convert the 1,010 MW Anclote Units 1 and 2 (Anclote) from oil and natural gas fired to 100 percent natural gas fired and requested that the FPSC permit recovery of the estimated $79 million conversion cost through the Environmental Cost Recovery Clause (ECRC). Progress Energy Florida believes this conversion is the most cost-effective alternative for Anclote to achieve and maintain compliance with applicable environmental regulations. On September 13, 2012, the FPSC approved Progress Energy Florida’s request to seek cost recovery through the ECRC. Progress Energy Florida anticipates that both converted units will be placed in service by the end of 2013.

Duke Energy Ohio

Capacity Rider Filing. On August 29, 2012, Duke Energy Ohio filed an application with the PUCO for the establishment of a charge, pursuant to Ohio’s state compensation mechanism, for capacity provided consistent with its obligations as a Fixed Resource Requirement (FRR) entity. The application included a request for deferral authority and for a new tariff to implement the charge. The deferral being sought is the difference between its costs and market-based prices for capacity. The requested tariff would implement a charge to be collected via a rider through which such deferred balances will subsequently be recovered. 24 parties moved to intervene. Hearings have been set for April 2, 2013. Under the current procedural schedule, Duke Energy Ohio expects an order in 2013.

2012 Electric Rate Case. On July 9, 2012, Duke Energy Ohio filed an application with the PUCO for an increase in electric distribution rates of approximately $87 million. On average, total electric rates would increase approximately 5.1% under the filing. The rate increase is designed to recover the cost of investments in projects to improve reliability for customers and upgrades to the distribution system. Pursuant to a stipulation in another case, Duke Energy Ohio will continue recovering its costs associated with grid modernization in a separate rider.

Duke Energy Ohio expects revised rates, if approved, to go into effect in the first half of 2013.

2012 Natural Gas Rate Case. On July 9, 2012, Duke Energy Ohio filed an application with the PUCO for an increase in natural gas distribution rates of approximately $45 million. On average, total natural gas rates would increase approximately 6.6% under the filing. The rate increase is designed to recover the cost of upgrades to the distribution system, as well as environmental cleanup of manufactured gas plant sites. In addition to the recovery of costs associated with MGP sites, the rate request includes a proposal for an accelerated service line replacement program and a new rider to recover the associated incremental cost. The filing also requests that the PUCO renew the rider recovery of Duke Energy Ohio’s accelerated main replacement program and grid modernization program.

On January 4, 2013, the PUCO Staff filed a staff report recommending that Duke Energy Ohio only be allowed to recover costs related to MGP sites which are currently used and useful in the provision of natural gas distribution service. Duke Energy Ohio filed its objection to the staff report on February 4, 2013.

Duke Energy Ohio expects revised rates, if approved, to go into effect in the first half of 2013.

Generation Asset Transfer. On April 2, 2012 and amended on June 22, 2012, Duke Energy Ohio and various affiliated entities filed an Application for Authorization for Disposition of Jurisdictional Facilities with FERC. The application seeks to transfer, from Duke Energy Ohio’s rate-regulated Ohio utility company, the legacy coal-fired and combustion gas turbine assets to a nonregulated affiliate, consistent with the ESP stipulation approved by the PUCO on November 22, 2011. The application outlines a potential additional step in the reorganization that would result in a transfer of all of Duke Energy Ohio’s Commercial Power business to an indirect wholly owned subsidiary of Duke Energy. The process of determining the optimal corporate structure is an ongoing evaluation of factors, such as tax considerations, that may change between now and the transfer date. In conjunction with the transfer, Duke Energy Ohio’s capital structure will be restructured to reflect appropriate debt and equity ratios for its regulated Franchised Electric and Gas operations. The transfer could instead be accomplished within a wholly owned nonregulated subsidiary of Duke Energy Ohio depending on final tax structuring analysis. The FERC approved the application on September 5, 2012. Duke Energy Ohio has agreed to transfer the legacy coal-fired and combustion gas turbine assets on or before December 31, 2014.

Standard Service Offer (SSO). The PUCO approved Duke Energy Ohio’s current Electric Security Plan (ESP) on November 22, 2011. The ESP effectively separates the generation of electricity from Duke Energy Ohio’s retail load obligation and requires Duke Energy Ohio to transfer its generation assets to a nonregulated affiliate on or before December 31, 2014. The ESP includes competitive auctions for electricity supply whereby the energy price is recovered from retail customers. As a result, Duke Energy Ohio now earns retail margin on the transmission and distribution of electricity only and not on the cost of the underlying energy. New rates for Duke Energy Ohio went into effect for SSO customers on January 1, 2012. The ESP also includes a provision for a non-bypassable stability charge of $110 million per year to be collected from January 1, 2012 through December 31, 2014.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

On January 18, 2012, the PUCO denied a request for rehearing of its decision on Duke Energy Ohio’s ESP filed by Columbus Southern Power and Ohio Power Company.

Regional Transmission Organization Realignment. Duke Energy Ohio, which includes its wholly owned subsidiary Duke Energy Kentucky, transferred control of its transmission assets to effect a Regional Transmission Organization (RTO) realignment from MISO to PJM, effective December 31, 2011.

On December 16, 2010, the FERC issued an order related to MISO’s cost allocation methodology surrounding Multi-Value Projects (MVP), a type of MISO Transmission Expansion Planning (MTEP) project cost. MISO expects that MVP will fund the costs of large transmission projects designed to bring renewable generation from the upper Midwest to load centers in the eastern portion of the MISO footprint. MISO approved MVP proposals with estimated project costs of approximately $5.2 billion prior to the date of Duke Energy Ohio’s exit from MISO on December 31, 2011. These projects are expected to be undertaken by the constructing transmission owners from 2012 through 2020 with costs recovered through MISO over the useful life of the projects. The FERC order did not clearly and expressly approve MISO’s apparent interpretation that a withdrawing transmission owner is obligated to pay its share of costs of all MVP projects approved by MISO up to the date of the withdrawing transmission owners’ exit from MISO. Duke Energy Ohio has historically represented approximately five-percent of the MISO system. Duke Energy Ohio, among other parties, sought rehearing of the FERC MVP order. On October 21, 2011, the FERC issued an order on rehearing in this matter largely affirming its original MVP order and conditionally accepting MISO’s compliance filing as well as determining that the MVP allocation methodology is consistent with cost causation principles and FERC precedent. The FERC also reiterated that it would not prejudge any settlement agreement between an RTO and a withdrawing transmission owner for fees that a withdrawing transmission owner owes to the RTO. The order further states that any such fees that a withdrawing transmission owner owes to an RTO are a matter for those parties to negotiate, subject to review by the FERC. The FERC also ruled that Duke Energy Ohio’s challenge of MISO’s ability to allocate MVP costs to a withdrawing transmission owner is beyond the scope of the proceeding. The order further stated that MISO’s tariff withdrawal language establishes that once cost responsibility for transmission upgrades is determined, withdrawing transmission owners retain any costs incurred prior to the withdrawal date. In order to preserve its rights, Duke Energy Ohio filed an appeal of the FERC order in the D.C. Circuit Court of Appeals. The case was consolidated with appeals of the FERC order by other parties in the Seventh Circuit Court of Appeals.

On October 14, 2011, Duke Energy Ohio filed an application with the FERC to establish new wholesale customer rates for transmission service under PJM’s Open Access Transmission Tariff. In this filing, Duke Energy Ohio sought recovery of its legacy MTEP costs, including MVP costs, and submitted an analysis showing that the benefits of the RTO realignment outweigh the costs to the customers. The new rates went into effect, subject to refund, on January 1, 2012. Protests were filed by certain transmission customers. On April 24, 2012, FERC issued an order in which it, denied recovery of legacy MTEP costs without prejudice to the right of Duke Energy Ohio to make another filing including a more comprehensive cost-benefit analysis to support such recovery and set the return on equity component of the rate for hearing. Duke Energy Ohio has entered into a settlement agreement with the only remaining protester, American Municipal Power, Inc. (AMP) under which the return on equity will be set at 11.38% legacy MTEP costs will be recovered in rates, and AMP will receive a credit equal to 75% of its share of the legacy MTEP costs.  The settlement agreement was filed with the FERC on February 4, 2012 and requires FERC approval.

On December 29, 2011, MISO filed with FERC a Schedule 39 to MISO’s tariff. Schedule 39 provides for the allocation of MVP costs to a withdrawing owner based on the owner’s actual transmission load after the owner’s withdrawal from MISO, or, if the owner fails to report such load, based on the owner’s historical usage in MISO assuming annual load growth. On January 19, 2012, Duke Energy Ohio filed with FERC a protest of the allocation of MVP costs to them under Schedule 39. On February 27, 2012, the FERC accepted Schedule 39 as a just and reasonable basis for MISO to charge for MVP costs, a transmission owner that withdraws from MISO after January 1, 2012. The FERC set for hearing whether MISO’s proposal to use the methodology in Schedule 39 to calculate the obligation of transmission owners who withdrew from MISO prior to January 1, 2012 (such as Duke Energy Ohio) to pay for MVP costs is consistent with the MVP-related withdrawal obligations in the tariff at the time that they withdrew from MISO, and, if not, what amount of, and methodology for calculating, any MVP cost responsibility should be.

On March 28, 2012, Duke Energy Ohio filed a request for rehearing of FERC’s February 27, 2012 order on MISO’s Schedule 39. On December 19, 2012, the FERC Trial Staff submitted testimony in the Schedule 39 hearing proceeding in which its witness stated his opinion that Duke Energy Ohio should not be liable for any MVP costs. The role of the FERC Trial Staff is to act as an independent party in the proceeding; it has no judicial authority. The hearing has been scheduled for April 2013.

On December 31, 2011, Duke Energy Ohio recorded a liability for its MISO exit obligation and share of MTEP costs, excluding MVP, of approximately $110 million. This liability was recorded within Other in Current liabilities and Other in Deferred credits and other liabilities on Duke Energy Ohio’s Consolidated Balance Sheets upon exit from MISO on December 31, 2011. Approximately $74 million of this amount was recorded as a regulatory asset while $36 million was recorded to Operation, maintenance and other in Duke Energy Ohio’s Consolidated Statements of Operations and Comprehensive Income. In addition to the above amounts, Duke Energy Ohio may also be responsible for costs associated with MISO MVP projects. Duke Energy Ohio is contesting its obligation to pay for such costs. However, depending on the final outcome of this matter, Duke Energy Ohio could incur material costs associated with MVP projects, which are not reasonably estimable at this time. Regulatory accounting treatment will be pursued for any costs incurred in connection with the resolution of this matter.

The following table provides a reconciliation of the beginning and ending balance of Duke Energy Ohio’s recorded obligations related to its withdrawal from MISO.

	Balance at	Provision /	Cash	Balance at
(in millions)	December 31, 2011	Adjustments	Reductions	December 31, 2012
Duke Energy Ohio	$110	$5	$(18)	$97

Duke Energy Indiana

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Edwardsport IGCC Plant. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the construction of a 618 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana with a cost estimate of $1.985 billion and timely recovery of costs related to the project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc. (CAC), Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the air permit.

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC rider and ongoing review proceeding with the IURC as required under the CPCN order issued by the IURC. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC project of $2.35 billion (including $125 million of AFUDC) and for approval of plans to study carbon capture as required by the IURC’s CPCN order. On January 7, 2009, the IURC approved Duke Energy Indiana’s request, including the new cost estimate of $2.35 billion, and cost recovery associated with a study on carbon capture. On November 3, 2008 and May 1, 2009, Duke Energy Indiana filed its second and third semi-annual IGCC riders, respectively, both of which were approved by the IURC in full.

On November 24, 2009, Duke Energy Indiana filed a petition for its fourth semi-annual IGCC rider and ongoing review proceeding with the IURC. As Duke Energy Indiana experienced design modifications, quantity increases and scope growth above what was anticipated from the preliminary engineering design, capital costs to the IGCC project were anticipated to increase. Duke Energy Indiana forecasted that the additional capital cost items would use the remaining contingency and escalation amounts in the current $2.35 billion cost estimate and add $150 million, excluding the impact associated with the need to add more contingency. Duke Energy Indiana did not request approval of an increased cost estimate in the fourth semi-annual update proceeding; rather, Duke Energy Indiana requested, and the IURC approved, a subdocket proceeding in which Duke Energy Indiana would present additional evidence regarding an updated estimated cost for the IGCC project and in which a more comprehensive review of the IGCC project could occur. The evidentiary hearing for the fourth semi-annual update proceeding was held April 6, 2010, and an interim order was received on July 28, 2010. The order approved the implementation of an updated IGCC rider to recover costs incurred through September 30, 2009. The approvals were on an interim basis pending the outcome of the sub-docket proceeding involving the revised cost estimate as discussed further below.

On April 16, 2010, Duke Energy Indiana filed a revised cost estimate for the IGCC project reflecting an estimated cost increase of $530 million. Duke Energy Indiana requested approval of the revised cost estimate of $2.88 billion (including $160 million of AFUDC), and for continuation of the existing cost recovery treatment. A major driver of the cost increase included quantity increases and design changes, which impacted the scope, productivity and schedule of the IGCC project. On September 17, 2010, an agreement was reached with the Indiana Office of Utility Consumer Counselor (OUCC), Duke Energy Indiana Industrial Group and Nucor Steel Indiana to increase the authorized cost estimate of $2.35 billion to $2.76 billion, and to cap the project’s costs that could be passed on to customers at $2.975 billion. Any construction cost amounts above $2.76 billion would be subject to a prudence review similar to most other rate base investments in Duke Energy Indiana’s next general rate increase request before the IURC. Duke Energy Indiana agreed to accept a 150 basis point reduction in the equity return for any project construction costs greater than $2.35 billion. Additionally, Duke Energy Indiana agreed not to file for a general rate case increase before March 2012. Duke Energy Indiana also agreed to reduce depreciation rates earlier than would otherwise be required and to forego a deferred tax incentive related to the IGCC project. As a result of the settlement, Duke Energy Indiana recorded a pre-tax charge to earnings of approximately $44 million in the third quarter of 2010 to reflect the impact of the reduction in the return on equity. The charge is recorded in Impairment charges on the Consolidated Statements of Operations and Comprehensive Income. The IURC convened a technical conference on November 3, 2010, related to the continuing need for the Edwardsport IGCC facility. On December 9, 2010, the parties to the settlement withdrew the settlement agreement to provide an opportunity to assess whether and to what extent the settlement agreement remained a reasonable allocation of risks and rewards and whether modifications to the settlement agreement were appropriate. Management determined that the approximate $44 million charge discussed above was not impacted by the withdrawal of the settlement agreement.

During 2010, Duke Energy Indiana filed petitions for its fifth and sixth semi-annual IGCC riders. Evidentiary hearings were held on April 24, 2012 and April 25, 2012.

The CAC, Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. filed motions for two subdocket proceedings alleging improper communications, undue influence, fraud, concealment and gross mismanagement, and a request for field hearing in this proceeding. Duke Energy Indiana opposed the requests. On February 25, 2011, the IURC issued an order which denied the request for a subdocket to investigate the allegations of improper communications and undue influence at this time, finding there were other agencies better suited for such investigation. The IURC also found that allegations of fraud, concealment and gross mismanagement related to the IGCC project should be heard in a Phase II proceeding of the cost estimate subdocket and set evidentiary hearings on both Phase I (cost estimate increase) and Phase II beginning in August 2011. After procedural delays, hearings began on Phase I on October 26, 2011 and on Phase II on November 21, 2011.

On March 10, 2011, Duke Energy Indiana filed testimony with the IURC proposing a framework designed to mitigate customer rate impacts associated with the Edwardsport IGCC project. Duke Energy Indiana’s filing proposed a cap on the project’s construction costs, (excluding financing costs), which can be recovered through rates at $2.72 billion. It also proposed rate-related adjustments that would lower the overall customer rate increase related to the project from an average of 19% to approximately 16%.

On June 27, 2011, Duke Energy Indiana filed testimony with the IURC in connection with its seventh semi-annual rider request which included an update on the current cost forecast of the Edwardsport IGCC project. The updated forecast, excluding AFUDC, increased from $2.72 billion to $2.82 billion, not including any contingency for unexpected start-up events. On June 30, 2011, the OUCC and intervenors filed testimony in Phase I recommending that Duke Energy Indiana be disallowed cost recovery of any of the additional cost estimate increase above the previously approved cost estimate of $2.35 billion. Duke Energy Indiana filed rebuttal testimony on August 3, 2011.

In the subdocket proceeding, on July 14, 2011, the OUCC and certain intervenors filed testimony in Phase II alleging that Duke Energy Indiana concealed information and grossly mismanaged the project, and therefore Duke Energy Indiana should only be permitted to recover from customers $1.985 billion, the original IGCC project cost estimate approved by the IURC. Other intervenors recommended that Duke Energy Indiana not be able to rely on any cost recovery granted under the CPCN or the first cost increase order. Duke Energy Indiana believes it has diligently and prudently managed the project. On September 9, 2011, Duke Energy defended against the allegations in its responsive testimony. The OUCC and intervenors filed their final rebuttal testimony in Phase II on or before October 7, 2011, making similar claims of fraud, concealment and gross mismanagement and recommending the same outcome of limiting Duke Energy Indiana’s recovery to

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

the $1.985 billion initial cost estimate. Additionally, the CAC recommended that recovery be limited to the costs incurred on the IGCC project as of November 30, 2009, with further IURC proceedings to be held to determine the financial consequences of this recommendation. As of November 30, 2009, Duke Energy Indiana estimated it had committed costs of $1.6 billion.

On October 19, 2011, Duke Energy Indiana revised its project cost estimate from approximately $2.82 billion, excluding financing costs, to approximately $2.98 billion, excluding financing costs. The revised estimate reflects additional cost pressures resulting from quantity increases and the resulting impact on the scope, productivity and schedule of the IGCC project. Duke Energy Indiana previously proposed to the IURC a cost cap of approximately $2.72 billion, plus the actual AFUDC that accrues on that amount. As a result, Duke Energy Indiana recorded a pre-tax impairment charge of approximately $222 million in the third quarter of 2011 related to costs expected to be incurred above the cost cap. This charge is in addition to the previous pre-tax impairment charge related to the Edwardsport project discussed above and is recorded in Impairment charges on the Consolidated Statements of Operations and Comprehensive Income.

On November 30, 2011, Duke Energy Indiana filed a petition with the IURC in connection with its eighth semi-annual rider request for the Edwardsport IGCC project. Evidentiary hearings for the seventh and eighth semi-annual rider requests were held on August 6, 2012 and August 7, 2012.

Phase I and Phase II hearings concluded on January 24, 2012. The CAC has filed repeated requests for the IURC to consider issues of ethics, undue influence, due process violations and appearance of impropriety. The IURC denied the most recent motion in March 2012. In April 2012, the CAC filed a motion requesting the IURC to certify questions of law for appeal regarding allegations of fraud on the commission and due process violations. This motion was denied.

On April 30, 2012, Duke Energy Indiana entered into a settlement agreement with the OUCC, the Duke Energy Indiana Industrial Group and Nucor Steel-Indiana on the cost increase for construction of the Edwardsport IGCC plant, including both Phase I and Phase II of the subdocket. Pursuant to the agreement, there would be a cap on costs to be reflected in customer rates of $2.595 billion, including estimated financing costs through June 30, 2012. Pursuant to the agreement, Duke Energy Indiana would be able to recover additional financing costs until November 30, 2012, and 85% of financing costs that accrue thereafter. Duke Energy Indiana also agreed not to request a retail electric base rate increase prior to March 2013, with rates in effect no earlier than April 1, 2014. As a result of the agreement, Duke Energy Indiana recorded pre-tax impairment and other charges of approximately $420 million in the first quarter of 2012. Approximately $400 million is recorded in Impairment charges and the remaining approximately $20 million is recorded in Operation, maintenance and other on Duke Energy’s Consolidated Statement of Operations and in Duke Energy Indiana’s Consolidated Statements of Operations and Comprehensive Income. The $20 million recorded in Operation, maintenance and other, is attributed to legal fees Duke Energy Indiana will be responsible for on behalf of certain intervenors, as well as funding for low income energy assistance, as required by the settlement agreement. These charges are in addition to previous pre-tax impairment charges related to the Edwardsport IGCC project as discussed above.

The CAC, Sierra Club Indiana chapter, Save the Valley and Valley Watch, filed testimony in opposition to the April 30, 2012 settlement agreement contending the agreement should not be approved, and that the amount of costs recovered from customers should be less than what the settlement agreement provides, potentially even zero. In addition to reiterating their prior concerns with the Edwardsport IGCC project, the intervenors noted above also contend new settlement terms should be added to mitigate carbon emissions, conditions should be added prior to the plant being declared in-service and the IURC should consider their allegations of undue influence. Duke Energy Indiana, the Industrial Group and the OUCC, filed rebuttal testimony supporting the settlement as reasonable and in the public interest. An evidentiary hearing on the settlement agreement concluded on July 19, 2012. Post-hearing briefing has been completed.

On June 8, 2012, Duke Energy Indiana filed a petition with the IURC in connection with its ninth semi-annual rider request for the Edwardsport IGCC project. An evidentiary hearing for the ninth semi-annual rider request was January 15, 2013.

On October 30, 2012, Duke Energy Indiana revised its project cost estimate from approximately $2.98 billion, excluding financing costs, to approximately $3.154 billion, excluding financing costs, and revised the projected in-service date from the first quarter of 2013 to the second quarter of 2013. The revised estimate is due primarily to lower than projected revenues from test output and delays due to more extensive testing conditions. As a result, Duke Energy Indiana recorded a pre-tax impairment charge of approximately $180 million in the third quarter of 2012 related to costs expected to be incurred above the cost cap proposed in the settlement agreement filed in April 2012, as discussed above. This amount is in addition to previous pre-tax impairment charges related to the Edwardsport IGCC project and is recorded in Impairment charges on Duke Energy’s Consolidated Statements of Operations and Duke Energy Indiana’s Consolidated Statements of Operations and Comprehensive Income.

On December 27, 2012, the IURC approved the settlement agreement finalized in April 2012, as discussed above, between Duke Energy Indiana, the OUCC, the Duke Energy Indiana Industrial Group and Nucor Steel Indiana, on the cost increase for the construction of the project. This order resolves all subdocket issues in Phase I and Phase II of the proceeding. The settlement agreement, as approved, caps costs to be reflected in customer rates at $2.595 billion, including estimated AFUDC through June 30, 2012. Duke Energy Indiana was allowed to recover AFUDC after June 30, 2012 until customer rates are revised, with such recovery decreasing to 85% on AFUDC accrued after November 30, 2012.

The IURC modified the settlement agreement as previously agreed to by the parties to (i) require the Duke Energy Indiana to credit customers $31 million for cost control incentive payments which the IURC found to be unwarranted as a result of delays that arose from project cost overruns and (ii) provide that if the Duke Energy Indiana should recover more than the project costs absorbed by Duke Energy’s shareholders through litigation, any surplus must be returned to the Duke Energy Indiana’s ratepayers. On December 11, 2012, Duke Energy Indiana filed an arbitration action against General Electric Company (General Electric) and Bechtel Corporation (Bechtel) in connection with their work at the Edwardsport IGCC facility. Duke Energy Indiana is seeking damages of not less than $560 million.  Duke Energy cannot predict the outcome of this matter.

The CAC, Sierra Club Indiana chapter, Save the Valley and Valley Watch have appealed the IURC order approving the Settlement Agreement to the Indiana Court of Appeals.  No briefing schedule has been set.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Also on December 27, 2012, the IURC issued orders on the fifth, sixth, seventh and eighth IGCC riders, concluding those proceedings. In the eighth IGCC rider order, the IURC approved construction work in process recovery on the settlement agreement’s hard cost cap amount of $2.595 billion.

The project is scheduled to be in commercial operation in mid-2013. Additional updates to the cost estimate could occur through the completion of the plant.

Duke Energy Indiana Storm Cost Deferrals. On July 14, 2010, the IURC approved Duke Energy Indiana’s deferral of $12 million of retail jurisdictional storm expense until the next retail rate proceeding. This amount represents a portion of costs associated with a January 27, 2009 ice storm, which damaged Duke Energy Indiana’s distribution system. On August 12, 2010, the OUCC filed a notice of appeal with the IURC. On December 7, 2010, the IURC issued an order reopening this proceeding for review in consideration of the evidence presented as a result of an internal audit performed as part of an IURC investigation of Duke Energy Indiana’s hiring of an attorney from the IURC staff which resulted in the IURC’s termination of the employment of the Chairman of the IURC. The audit did not find that the order conflicted with the staff report; however, it did note that the staff report offered no specific recommendation to either approve or deny the requested relief, and that the original order was appealed. On October 19, 2011, the IURC issued an order denying Duke Energy Indiana the right to defer the storm expense discussed above. On December 29, 2012, the Indiana Court of Appeals upheld the IURC’s decision to deny recovery of the storm costs.

Phase 2 Environmental Compliance Proceeding. On June 28, 2012, Duke Energy Indiana filed with the IURC a plan for the addition of certain environmental pollution control projects on several of its coal-fired generating units in order to comply with existing and proposed environmental rules and regulations. The plan calls for a combination of selective catalytic reduction systems, dry sorbent injection systems for SO3 mitigation, activated carbon injection systems and/or mercury re-emission chemical injection systems. The capital costs are estimated at $395 million (excluding AFUDC). Duke Energy Indiana also indicated that it preliminarily anticipates the retirement of Wabash River Units 2 through 5 in 2015 and is still evaluating future equipment additions or retirement of Wabash River Unit 6. An evidentiary hearing was held January 7, 2013 through January 9, 2013, with an order expected in the second quarter of 2013.

Other Regulatory Matters

Progress Energy Merger NCUC Investigation. On July 6, 2012, the NCUC issued an order initiating investigation and scheduling hearings addressing the timing of the Duke Energy board of directors’ decision on July 2, 2012, to replace William D. Johnson with James E. Rogers as President and Chief Executive Officer (CEO) of Duke Energy, as well as other related matters.

Pursuant to the merger agreement, William D. Johnson, Chairman, President and CEO of Progress Energy became President and CEO of Duke Energy and James E. Rogers, Chairman, President and CEO of Duke Energy became Executive Chairman of Duke Energy upon close of the merger. Mr. Johnson subsequently resigned as the President and CEO of Duke Energy, effective July 3, 2012 and Mr. Rogers was appointed to be CEO.

On November 29, 2012, Duke Energy reached a settlement agreement with the NCUC and the North Carolina Public Staff regarding the investigations discussed above. Pursuant to the settlement agreement, Duke Energy agreed to a number of terms, the most notable of which are (i) Duke Energy will maintain at least 1,000 employees in Raleigh, North Carolina for at least five years from date of the settlement agreement; (ii) Duke Energy will guarantee an additional $25 million in fuel and fuel-related cost savings for Duke Energy’s North Carolina retail customers; (iii) Duke Energy will contribute an additional $5 million to workforce development and low-income assistance in North Carolina; (iv) Duke Energy Carolinas will defer filing a general rate case in North Carolina until February 2013; and (v) Duke Energy will make various changes in management and Board members, which includes CEO James E. Rogers retirement no later than December 31, 2013. On December 3, 2012, the NCUC approved the settlement agreement between Duke Energy, the NCUC and the North Carolina Public Staff. The settlement agreement resolves all matters related to the NCUC investigation.

Duke Energy has also been contacted by the SEC to explain the circumstances surrounding the NCUC Investigation and shareholder lawsuits in connection with the closing of the merger with Progress Energy. See Note 5 for a discussion of shareholder litigation. A meeting was held with the SEC staff in late October. Duke Energy intends to continue to assist the SEC staff, as they request.

Progress Energy Merger North Carolina Department of Justice (NCDOJ) Investigations. Duke Energy also received an Investigative Demand issued by the NCDOJ on July 6, 2012, requesting the production of certain documents related to the issues which were also the subject of the NCUC Investigation discussed above. Duke Energy’s responses to these requests were submitted on August 7, 2012. On August 1, 2012, the NCUC engaged the law firm of Jenner & Block to conduct an investigation of these matters. On December 3, 2012, Duke Energy reached a settlement agreement with the NCDOJ.

Joint Dispatch Agreement (JDA). On June 29, 2012, and July 2, 2012, the NCUC and the PSCSC, respectively, approved the JDA between Duke Energy Carolinas and Progress Energy Carolinas. The JDA provides for joint dispatch of the generating facilities of both Duke Energy Carolinas and Progress Energy Carolinas for the purpose of reducing the cost of serving the native loads of both companies. As set forth in the JDA, Duke Energy Carolinas will act as the joint dispatcher, on behalf of both Duke Energy Carolinas and Progress Energy Carolinas. As joint dispatcher, Duke Energy Carolinas will direct the dispatch of both Duke Energy Carolinas’ and Progress Energy Carolinas’ power supply resources, determine payments between the parties for the purchase and sale of energy between Duke Energy Carolinas and Progress Energy Carolinas, and calculate and allocate the fuel cost savings to the parties. The JDA is subject to review by the PSCSC after one year. Refer to Note 14 for further discussion.

Planned and Potential Coal Plant Retirements. The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (15-20 years), and options being considered to meet those needs. The IRP’s filed by the Subsidiary Registrants in 2012 and 2011 included planning assumptions to potentially retire by 2015, certain coal-fired generating facilities in North Carolina, South Carolina, Indiana and Ohio that do not have the requisite emission control equipment, primarily to meet Environmental Protection Agency (EPA) regulations that are not yet effective. Additionally, management is considering the impact pending environmental regulations might have on certain coal-fired generating facilities in Florida.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The table below contains the net carrying value of generating facilities planned for early retirement or being evaluated for potential retirement included in Property, plant and equipment, net on the Consolidated Balance Sheets. In addition to the amounts presented below, Progress Energy Carolinas and Duke Energy Indiana have $128 million and $61 million, respectively, of net carrying value related to previously retired generation facilities included in Regulatory assets on their Consolidated Balance Sheets.

December 31, 2012
	Duke Energy	Duke Energy Carolinas(b)(e)	Progress Energy Carolinas(c)(e)	Progress Energy Florida(d)	Duke Energy Ohio(f)	Duke Energy Indiana(g)
Capacity (in MW)	3,954	910	575	873	928	668
Remaining net book value (in millions)(a)	$428	$106	$63	$115	$12	$132

(a)	Included in Property, plant and equipment, net as of December 31, 2012, on the Consolidated Balance Sheets, unless otherwise noted.
(b)

Includes Riverbend Units 4 through 7, Lee Units 1 and 2 and Buck Units 5 and 6. Duke Energy Carolinas has committed to retire 1,667 MW in conjunction with a Cliffside air permit settlement, of which 587 MW have already been retired as of December 31, 2012. Duke Energy Carolinas plans to retire 710 MW for the Riverbend Units 4 though 7 and Buck Units 5 and 6 effective April 1, 2013. Excludes 170 MW Lee Unit 3 that is expected to be converted to gas in 2014. The Lee Unit 3 conversion will be considered a retirement toward meeting the 1,667 MW retirement commitment.

(c)	Includes Sutton Station, which is expected to be retired by the end of 2013.
(d)	Includes Crystal River Units 1 and 2.
(e)

Net book value of Duke Energy Carolinas' Buck Units 5 and 6 of $73 million, and Progress Energy Carolinas' Sutton Station of $63 million is included in Generation facilities to be retired, net, on the Consolidated Balance Sheets at December 31, 2012.

(f)	Includes Beckjord Station Units 2 through 6 and Miami Fort Unit 6. Beckjord has no remaining book value. Beckjord Unit 1 was retired May 1, 2012.
(g)	Includes Wabash River Units 2 through 6.

Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives, and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired. However, such recovery, including recovery of carrying costs on remaining book values, could be subject to future regulatory approvals and therefore cannot be assured.

5. COMMITMENTS AND CONTINGENCIES

General Insurance

The Duke Energy Registrants have insurance and reinsurance coverage either directly or through indemnification from Duke Energy’s captive insurance company, Bison, and its affiliates, consistent with companies engaged in similar commercial operations with similar type properties. The Duke Energy Registrants’ coverage includes (i) commercial general liability coverage for liabilities arising to third parties for bodily injury and property damage resulting from the Duke Energy Registrants’ operations; (ii) workers’ compensation liability coverage to statutory limits; (iii) automobile liability coverage for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (iv) insurance policies in support of the indemnification provisions of the Duke Energy Registrants’ by-laws and (v) property coverage for all real and personal property damage, excluding electric transmission and distribution lines, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and extra expense, but not outage or replacement power coverage. All coverage is subject to certain deductibles or retentions, sublimits, terms and conditions common for companies with similar types of operations.

The Duke Energy Registrants self-insure their transmission and distribution lines against loss due to storm damage and other natural disasters. As discussed further in Note 4, Progress Energy Florida maintains a storm damage reserve and has a regulatory mechanism to recover the cost of named storms on an expedited basis.

The cost of the Duke Energy Registrants’ coverage can fluctuate year to year reflecting any changing claims history and conditions of the insurance and reinsurance markets.

In the event of a loss, the terms and amount of insurance and reinsurance available might not be adequate to cover claims and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered by other sources, could have a material effect on the Duke Energy Registrants’ results of operations, cash flows or financial position. Each company is responsible to the extent losses may exceed limits of the coverage available.

Nuclear Insurance

Nuclear insurance includes nuclear liability coverage; property, decontamination and premature decommissioning coverage; and replacement power expense coverage.

Duke Energy Carolinas owns and operates the McGuire Nuclear Station (McGuire) and the Oconee Nuclear Station (Oconee) and operates and has a partial ownership interest in the Catawba Nuclear Station (Catawba). McGuire and Catawba each have two nuclear reactors and Oconee has three. The other joint owners of Catawba reimburse Duke Energy Carolinas for certain expenses associated with nuclear insurance per the Catawba joint owner agreements.

Progress Energy Carolinas owns and operates the Robinson Nuclear Station (Robinson) and operates and has a partial ownership interest in the Brunswick Nuclear Station (Brunswick) and Harris. Robinson and Harris each have one nuclear reactor and Brunswick has two.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The other joint owners of Brunswick and Harris reimburse Progress Energy Carolinas for certain expenses associated with nuclear insurance per the Brunswick and Harris joint owner agreements.

Progress Energy Florida has a partial ownership interest in Crystal River Unit 3. The other joint owners of Crystal River Unit 3 reimburse Progress Energy Florida for certain expenses associated with nuclear insurance per the Crystal River Unit 3 joint owner participation agreement. Due to the planned retirement of Crystal River Unit 3, Progress Energy Florida and the other joint owners will evaluate appropriate nuclear insurance adjustments.

Nuclear Liability Coverage

The Price-Anderson Act requires owners of nuclear reactors to provide for public nuclear liability protection per nuclear incident up to a maximum total financial protection liability. The maximum total financial protection liability, which is currently $12.6 billion, is subject to an inflationary provision adjustment every five years. Total nuclear liability coverage consists of a combination of private primary nuclear liability insurance coverage and a mandatory industry risk-sharing program to provide for excess nuclear liability coverage above the maximum reasonably available private primary coverage. There is a possibility that Congress could impose revenue-raising measures on the nuclear industry to pay claims.

Primary Nuclear Liability Insurance. Duke Energy Carolinas, Progress Energy Carolinas and Progress Energy Florida have purchased the maximum reasonably available private primary nuclear liability insurance as required by law, which currently is $375 million per station.

Excess Nuclear Liability Program. This program provides $12.2 billion of coverage per incident through the Price-Anderson Act’s mandatory industry-wide excess secondary financial protection program of risk pooling. The $12.2 billion is the sum of the current potential cumulative retrospective premium assessments of $117.5 million per licensed commercial nuclear reactor. There are currently 104 licensed commercial nuclear reactors in the industry. This would be increased by $117.5 million for each additional commercial nuclear reactor licensed, or reduced by $117.5 million for nuclear reactors no longer operational and which may be exempted from the risk pooling program. Under this program, licensees could be assessed retrospective premiums to compensate for public nuclear liability damages in the event of a nuclear incident at any licensed facility in the U.S. If such an incident should occur and public nuclear liability damages exceed primary nuclear liability insurance, licensees may be assessed up to $117.5 million for each of their licensed reactors, payable at a rate not to exceed $17.5 million a year per licensed reactor for each incident. The assessment and rate are subject to indexing for inflation and may be subject to state premium taxes. The Price-Anderson Act provides for an inflation adjustment at least every five years with the last adjustment effective October 2008.

Nuclear Property Coverage

Duke Energy Carolinas, Progress Energy Carolinas and Progress Energy Florida are members of NEIL, which provides property and accidental outage insurance coverage for nuclear facilities under three policy programs: the primary property insurance program, the excess property insurance program and the accidental outage insurance program.

Pursuant to regulations of the NRC, each company’s property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after a qualifying accident, and second, to decontaminate the plant before any proceeds can be used for decommissioning, plant repair or restoration.

Losses resulting from non-certified acts of terrorism are covered as common occurrences, such that if non-certified terrorist acts occur against one or more commercial nuclear power plants insured by NEIL within a 12 month period, they would be treated as one event and the owners of the plants where the act occurred would share one full limit of liability. The full limit of liability is currently $3.2 billion. Effective April 1, 2013, NEIL will sublimit the total aggregate for all of their policies for non-nuclear terrorist events to approximately $1.83 billion.

In the event of a loss, the terms and amount of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered by other sources, could have a material effect on Duke Energy Carolinas’, Progress Energy Carolinas’ and Progress Energy Florida’s results of operations, cash flows or financial position. Each company is responsible to the extent losses may exceed limits of the coverage available.

Primary Property Insurance. This policy provides $500 million of primary property damage coverage, with a $2.5 million deductible per occurrence obligation, for Duke Energy Carolinas’ nuclear facilities and with a $10 million deductible per occurrence obligation for each Progress Energy Carolinas’ and Progress Energy Florida’s nuclear facilities.

Excess Property Insurance. For Duke Energy Carolinas, this policy provides excess property, decontamination and decommissioning liability insurance of $2.25 billion for Catawba and $1 billion each for Oconee and McGuire. Oconee and McGuire also share an additional $1 billion insurance limit above their dedicated $1 billion underlying excess. This shared additional excess $1 billion limit is not subject to reinstatement in the event of a loss.

For Progress Energy Carolinas, this policy provides excess property, decontamination and decommissioning liability insurance with limits of $750 million on Brunswick, Harris and Robinson. For Progress Energy Florida, this policy provides excess property, decontamination and decommissioning liability insurance with limits of $750 million on Crystal River Unit 3. Progress Energy Carolinas’ nuclear stations and Progress Energy Florida’s nuclear station also share an additional $1 billion insurance limit above their dedicated $750 million underlying excess. This shared additional excess $1 billion limit is not subject to reinstatement in the event of a loss.

Effective April 1, 2013, NEIL will sublimit property damage losses to $1.5 billion for non-nuclear accidental property damage.

Accidental Outage Insurance. This policy provides replacement power expense coverage resulting from an accidental property damage outage  of a nuclear unit.

Duke Energy Carolinas’ McGuire and Catawba units are each insured for up to $3.5 million per week, and the Oconee units are insured for up to $2.8 million per week. Coverage amounts decrease in the event more than one unit at a station is out of service due to a common accident. Initial coverage begins after a 12-week deductible period for Catawba and a 26-week deductible period for McGuire and Oconee and

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

continues at 100 percent of the weekly limits for 52 weeks and 80 percent of the weekly limits for the next 110 weeks. The per accidental outage McGuire and Catawba policy limit is $490 million and the Oconee policy limit is $392 million.

Progress Energy Carolinas’ Brunswick, Harris and Robinson units are each insured for up to $3.5 million per week. Initial coverage begins after a 12-week deductible period and continues at 100 percent of the weekly limits for 52 weeks and at 80 percent of the weekly limits for the next 110 weeks. The per accidental outage policy limit is $490 million. Coverage amounts decrease in the event more than one unit at a station is out of service due to a common accident.

Progress Energy Florida’s Crystal River Unit 3 is insured for up to $4.5 million per week. Initial coverage begins after a 12-week deductible period and continues at 100 percent of the weekly limits for 52 weeks and at 80 percent of the weekly limits for the next 71 weeks. The per accidental outage policy limit is $490 million.

Effective April 1, 2013, NEIL will sublimit the accidental outage recovery to approximately $328 million for non-nuclear accidental property damage.

Potential Retroactive Premium Assessments. In the event of NEIL losses, NEIL’s board of directors may assess member companies retroactive premiums of amounts up to 10 times their annual premiums. The current potential maximum assessments for Duke Energy Carolinas are primary property insurance for $45 million, excess property insurance for $42 million and accidental outage insurance for $22 million. The current potential maximum assessments for Progress Energy Carolinas are primary property insurance for $27 million, excess property insurance for $32 million and accidental outage insurance for $19 million. The current potential maximum assessments for Progress Energy Florida are primary property insurance for $11 million, excess property insurance for $10 million and accidental outage insurance for $6 million.

The maximum assessment amounts include 100 percent of Duke Energy Carolinas’, Progress Energy Carolinas’, and Progress Energy Florida’s potential obligations to NEIL for their share of jointly owned reactors. However, the other joint owners of the jointly owned reactors are obligated to assume their pro rata share of liability for retrospective premiums and other premium assessments resulting from the Price-Anderson Act’s excess secondary financial protection program of risk pooling, or from the NEIL policies.

Environmental

Duke Energy is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. The Subsidiary Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on the Duke Energy Registrants.

The following environmental matters impact all of the Duke Energy Registrants.

Remediation Activities. The Duke Energy Registrants are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. In some cases, the Duke Energy Registrants no longer own the property. These sites are in various stages of investigation, remediation and monitoring. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remediation requirements, complexity and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for contamination caused by other parties. In some instances, the Duke Energy Registrants may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed as part of business or affiliate operations. The Duke Energy Registrants continually assess the nature and extent of known or potential environmentally related contingencies and record liabilities when losses become probable and are reasonably estimable. The Duke Energy Registrants have accrued costs associated with remediation activities at some of their current and former sites for the stages of investigation, remediation and monitoring that can be reasonably estimated, as well as other relevant environmental contingent liabilities. At this time, the Duke Energy Registrants cannot estimate the total costs that may be incurred in connection with the remediation of all stages of all sites because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives, and/or regulatory decisions have not yet been determined. It is anticipated that additional costs, which could be material, associated with remediation activities at certain sites will be incurred in the future. Costs associated with remediation activities within the Duke Energy Registrants’ operations are typically expensed as Operation, maintenance and other unless regulatory recovery of the costs is deemed probable.

The following table contains information regarding reserves for probable and estimable costs related to the Duke Energy Registrants’ various environmental sites. These amounts are recorded in Other within Deferred Credits and Other Liabilities on the Duke Energy Registrants’ Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at December 31, 2009	$65	$13	$42	$13	$29	$20	$15
Provisions / adjustments	37	―	21	3	18	39	(2)
Cash reductions	(14)	―	(28)	(4)	(24)	(9)	(2)
Balance at December 31, 2010	88	13	35	12	23	50	11
Provisions / adjustments	6	―	10	1	9	5	1
Cash reductions	(33)	(1)	(22)	(2)	(20)	(27)	(3)
Balance at December 31, 2011	61	12	23	11	12	28	9
Provisions / adjustments	39	1	19	5	14	5	3
Cash reductions	(25)	(1)	(9)	(2)	(7)	(18)	(4)
Balance at December 31, 2012	$75	$12	$33	$14	$19	$15	$8

The Duke Energy Registrants’ accruals relate to certain former manufactured gas plants (MGP) and other sites that have required, or are anticipated to require, investigation and/or remediation. The Duke Energy Registrants could incur additional losses in excess of their recorded reserves for the stages of investigation, remediation and monitoring for their environmental sites that can be reasonably estimated at this time. The maximum amount of the range for all stages of the Duke Energy Registrants’ environmental sites cannot be determined at this time. Actual experience may differ from current estimates, and it is probable that estimates will continue to change in the future.

In 2012, Progress Energy Carolinas received approval from the North Carolina Department of Environment and Natural Resources of the remedial action plan for its remaining MGP site. Progress Energy Carolinas has accrued the estimated cost for this remedial action plan.

At December 31, 2012, Progress Energy Florida’s accrual primarily relates to an MGP site located in Orlando, Florida. In 2012, the potentially responsible parties received estimates for a range of viable remedial approaches for the first phase of the Orlando MGP site. Progress Energy Florida has accrued its best estimate of its obligation for the first phase of the Orlando MGP site based on current estimates for the remedial approach considered to have more merit and its current allocation share. The viable remedial approaches and related costs for the second phase at the Orlando MGP site have not been determined.

Duke Energy Ohio has received an order from the PUCO to defer the costs incurred for probable and estimable costs related to environmental sites. Recovery of those costs is being sought in Duke Energy Ohio’s natural gas distribution rate case as discussed in Note 4.

The additional losses in excess of their recorded reserves that the Duke Energy Registrants’ could incur for the stages of investigation, remediation and monitoring for their environmental sites that can be reasonably estimated at this time are presented in the table below.

(in millions)
Duke Energy	$92
Duke Energy Carolinas	28
Progress Energy	7
Progress Energy Carolinas	3
Progress Energy Florida	4
Duke Energy Ohio	51
Duke Energy Indiana	5

Clean Water Act 316(b). The EPA published its proposed cooling water intake structures rule on April 20, 2011. The proposed rule advances one main approach and three alternatives. The main approach establishes aquatic protection requirements for existing facilities that withdraw 2 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Based on the main approach proposed, most, if not all of the coal, natural gas and nuclear-fueled steam electric generating facilities in which the Duke Energy Registrants are either a whole or partial owner are likely affected sources unless retired prior to implementation of the 316(b) requirements.

The EPA plans to finalize the 316(b) rule by June 2013. Compliance with portions of the rule could begin as early as 2016. Because of the wide range of potential outcomes, including the other three alternative proposals, the Duke Energy Registrants are unable to predict the outcome of the rulemaking or estimate their costs to comply at this time.

Cross-State Air Pollution Rule (CSAPR). On August 8, 2011, the final Cross-State Air Pollution Rule (CSAPR) was published in the Federal Register. The CSAPR established state-level annual SO2 budgets and annual seasonal NOx budgets that were to take effect on January 1, 2012.

Numerous parties challenged the rule. On August 21, 2012, by a 2-1 decision, the United States Court of Appeals for the District of Columbia vacated the CSAPR. The court also directed the EPA to continue administering the Clean Air Interstate Rule (CAIR) that the Duke Energy Registrants have been complying with since 2009, pending completion of a remand rulemaking to replace CSAPR with a valid rule. The CAIR requires additional reductions in SO2 and NOx emissions beginning in 2015. The EPA petitioned for rehearing by the Court of Appeals, which was denied. The EPA might seek review by the U.S. Supreme Court. The CAIR will remain in force for an unknown period of time until the EPA develops a replacement rule.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The Duke Energy Registrants cannot predict the outcome of any further appeal or how a potential CSAPR replacement rule could affect future emission reduction requirements. The continued implementation of the CAIR pending the outcome of the rehearing process and a potential CSAPR replacement rulemaking will not result in the Duke Energy Registrants adding new emission controls.

Coal Combustion Residuals (CCR). On June 21, 2010, the EPA issued a proposal to regulate, under the Resource Conservation and Recovery Act, coal combustion residuals (CCR), a term the EPA uses to describe the coal combustion byproducts associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs not employed in approved beneficial use applications either would be regulated as hazardous waste or would continue to be regulated as non-hazardous waste. The Duke Energy Registrants cannot predict the outcome of this rulemaking. The EPA has stated that it may be 2014 before it finalizes the regulation.

Mercury and Air Toxics Standards (MATS). The final Mercury and Air Toxics Standards rule, previously referred to as the Utility MACT Rule, was published in the Federal Register on February 16, 2012. The final rule establishes emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The rule requires sources to comply with the emission limits by April 16, 2015. Under the CAA, permitting authorities have the discretion to grant up to a 1-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. The Duke Energy Registrants continue to develop and implement strategies for complying with the rule’s requirements. Strategies to achieve compliance with the final MATS rules could include installing new or upgrading existing air emission control equipment, developing monitoring processes, fuel switching and accelerating retirement of some coal-fired electric-generating units. For additional information, refer to Note 4 regarding potential plant retirements.

Numerous petitions for review of the final MATS rule have been filed with the United States Court of Appeals for the District of Columbia. The court established a schedule for the litigation that has final briefs being filed on April 8, 2013. Oral arguments have not been scheduled. The Duke Energy Registrants cannot predict the outcome of the litigation or how it might affect the MATS requirements as they apply to the Duke Energy Registrants. As disclosed in the following table, the cost to the Duke Energy Registrants to comply with the proposed MATS regulations will be material.

EPA Greenhouse Gas New Source Performance Standards (NSPS). On April 13, 2012, the EPA published in the Federal Register its proposed rule to establish carbon dioxide (CO2) emissions standards for pulverized coal, IGCC, and natural gas combined cycle electric generating units that are permitted and constructed in the future. The proposal would not apply to any of the Duke Energy Registrants’ coal, including IGCC, and natural gas electric generation plants that are currently under construction or in operation. Any future pulverized coal and IGCC units will have to employ carbon capture and storage (CCS) technology to meet the CO2 emission standard the EPA has proposed. The proposed standard will not require new natural gas combined cycle facilities to install CCS technology.

Management does not expect any material impact on the Duke Energy Registrants’ future results of operations or cash flows based on the EPA’s proposal. The final rule, however, could be significantly different from the proposal. It is not known when the EPA might finalize the rule.

Estimated Cost and Impacts of EPA Rulemakings. While the ultimate compliance requirements for the Duke Energy Registrants for MATS, Clean Water Act 316(b) and CCRs will not be known until all the rules have been finalized, for planning purposes, the Duke Energy Registrants currently estimate that the cost of new control equipment that may need to be installed on existing power plants to comply with EPA regulations could total $5 billion to $6 billion, excluding AFUDC, over the next 10 years. This range includes estimated costs for new control equipment necessary to comply with the MATS, which is the only rule that has been finalized, as shown in the table below:

(in millions)
Duke Energy	$650	to	$800
Duke Energy Carolinas	65	to	85
Progress Energy	7	to	30
Progress Energy Carolinas	5	to	10
Progress Energy Florida	2	to	20
Duke Energy Ohio	40	to	85
Duke Energy Indiana	540	to	600

The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses in conjunction with these EPA regulations, and also expect to incur costs for replacement generation for potential coal-fired power plant retirements. Until the final regulatory requirements of the group of EPA regulations are known and can be fully evaluated, the potential compliance costs associated with these EPA regulatory actions are subject to considerable uncertainty. Therefore, the actual compliance costs incurred may be materially different from these estimates based on the timing and requirements of the final EPA regulations. The Duke Energy Registrants intend to seek regulatory recovery of amounts incurred associated with regulated operations in complying with these regulations. Refer to Note 4 for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.

Litigation

Duke Energy

Progress Energy Merger Shareholder Litigation. On July 20, 2012, Duke Energy was served with a shareholder Derivative Complaint filed in the Delaware Chancery Court (Rupp v. Rogers, et al.). The lawsuit names as defendants James E. Rogers and the ten other members of the Duke Energy board of directors who were also members of the pre-merger Duke Energy board of directors (Legacy Duke Directors). Duke Energy is named as a nominal defendant. Raul v. Rogers, also filed in Delaware Chancery Court was consolidated with the Rupp case on September 24, 2012. Two shareholders, each of whom previously made separate Section 220 demands to inspect various Duke Energy books and records, filed derivative cases against James E. Rogers and the Legacy Duke Directors. The Gerber v Rogers, et al.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

lawsuit was filed on December 5, 2012, and the Reilly v. Rogers, et al. lawsuit was filed on January 8, 2013. Each of the lawsuits alleges claims for breach of fiduciary duties of loyalty and care by the defendants in connection with the post-merger change in CEO, as discussed in Note 4.

On August 3, 2012, Duke Energy was served with a shareholder Derivative Complaint, which has been transferred to the North Carolina Business Court (Krieger v. Johnson, et al.). The lawsuit names as defendants, William D. Johnson, James E. Rogers and the Legacy Duke Directors. Duke Energy is named as a nominal defendant. The lawsuit alleges claims for breach of fiduciary duty in granting excessive compensation to Mr. Johnson. A hearing on the defendants’ motion to dismiss was held on January 22, 2013. A decision on the motion made by the defendants remains pending.

Duke Energy has been served with two shareholder Derivative Complaints, filed in federal district court in Delaware. The plaintiffs in Tansey v. Rogers, et al., served on August 17, 2012, and Pinchuck v. Rogers, et al., served on October 31, 2012, allege claims for breach of fiduciary duty and waste of corporate assets, as well as claims under Section 14(a) and 20(a) of the Exchange Act against the Legacy Duke Directors. Duke Energy is named as a nominal defendant. On December 18, 2012, the defendants filed a motion to stay the case.

Duke Energy was also served in July 2012 with three purported securities class action lawsuits. These three cases (Craig v. Duke Energy Corporation, et al.; Nieman v. Duke Energy Corporation, et al.; and Sunner v. Duke Energy Corporation, et al.), have been consolidated in the United States District Court for the Western District of North Carolina. The plaintiff filed a Corrected Consolidated Complaint on January 28, 2013, alleging federal Securities Act and Exchange Act claims based on allegedly materially false and misleading representations and omissions made in the Registration Statement filed on July 7, 2011, and subsequently incorporated into other documents, all in connection with the post merger change in CEO. The Corrected Consolidated Complaint names as defendants the Legacy Duke Directors and certain officers of the company. The claims are purportedly brought on behalf of a class of all persons who purchased or otherwise acquired Duke Energy securities between June 11, 2012 and July 9, 2012.

It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits. Additional lawsuits may be filed.

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs, the governing bodies of an Inupiat village in Alaska, filed suit in the U.S. Federal Court for the Northern District of California against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs brought the action on their own behalf and on behalf of the village’s 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. The plaintiffs in the case have requested damages in the range of $95 million to $400 million related to the cost of relocating the Village of Kivalina. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. On October 15, 2009, the District Court granted defendants’ motion to dismiss. The plaintiffs filed a notice of appeal and the U.S. Court of Appeals for the Ninth Circuit held argument in the case on November 28, 2011. On September 21, 2012, the Court of Appeals ruled that the case could not proceed, affirming the District Court’s motion to dismiss. The Plaintiffs have filed a motion for rehearing en banc by the Court of Appeals, which was denied on November 27, 2012. A Petition for Certiorari to the U.S. Supreme Court, if filed, was due on February 25, 2013. Although Duke Energy believes the likelihood of loss is remote based on current case law, it is not possible to predict the ultimate outcome of this matter.

Price Reporting Cases. A total of five lawsuits were filed against Duke Energy affiliates and other energy companies and remain pending in a consolidated, single federal court proceeding in Nevada.

In November 2009, the judge granted defendants’ motion for reconsideration of the denial of defendants’ summary judgment motion in two of the remaining five cases to which Duke Energy affiliates are a party. A hearing on that motion occurred on July 15, 2011, and on July 19, 2011, the judge granted the motion for summary judgment. Plaintiffs have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit, which held argument on October 19, 2012.

Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with the remaining matters. However, based on Duke Energy’s past experiences with similar cases of this nature, it does not believe its exposure under these remaining matters is material.

Duke Energy International Paranapanema Lawsuit. On July 16, 2008, Duke Energy International Geracao Paranapanema S.A. (DEIGP) filed a lawsuit in the Brazilian federal court challenging transmission fee assessments imposed under two new resolutions promulgated by the Brazilian Electricity Regulatory Agency (ANEEL) (collectively, the Resolutions). The Resolutions purport to impose additional transmission fees (retroactive to July 1, 2004 and effective through June 30, 2009) on generation companies located in the State of São Paulo for utilization of the electric transmission system. The new charges are based upon a flat-fee that fails to take into account the locational usage by each generator. DEIGP’s additional assessment under these Resolutions amounts to approximately $61 million, inclusive of interest, through December 2012. Based on DEIGP’s continuing refusal to tender payment of the disputed sums, on April 1, 2009, ANEEL imposed an additional fine against DEIGP in the current amount of $9 million. DEIGP filed a request to enjoin payment of the fine and for an expedited decision on the merits or, alternatively, an order requiring that all disputed sums be deposited in the court’s registry in lieu of direct payment to the distribution companies.

On June 30, 2009, the court issued a ruling in which it granted DEIGP’s request for injunction regarding the additional fine, but denied DEIGP’s request for an expedited decision on the original assessment or payment into the court registry. Under the court’s order, DEIGP was required to make installment payments on the original assessment directly to the distribution companies pending resolution on the merits. DEIGP filed an appeal and on August 28, 2009, the order was modified to allow DEIGP to deposit the disputed portion of each installment, which was most of the assessed amount, into an escrow account pending resolution on the merits. Duke Energy has made deposits to escrow of $33 million associated with this matter.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Brazil Expansion Lawsuit. On August 9, 2011, the State of São Paulo filed a lawsuit in Brazilian state court against DEIGP based upon a claim that DEIGP is under a continuing obligation to expand installed generation capacity by 15 percent pursuant to a stock purchase agreement under which DEIGP purchased generation assets from the state. On August 10, 2011, a judge granted an ex parte injunction ordering DEIGP to present a detailed expansion plan in satisfaction of the 15 percent obligation. DEIGP has previously taken a position that the 15 percent expansion obligation is no longer viable given the changes that have occurred in the electric energy sector since privatization of that sector. After filing various objections, defenses and appeals regarding the referenced order, DEIGP submitted its proposed expansion plan on November 11, 2011, but reserved its objections regarding enforceability. The parties will in due course present evidence to the court regarding their respective positions. No trial date has been set.

 Crescent Litigation. On September 3, 2010, the Crescent Resources Litigation Trust filed suit against Duke Energy along with various affiliates and several individuals, including current and former employees of Duke Energy, in the U.S. Bankruptcy Court for the Western District of Texas. The Crescent Resources Litigation Trust was established in May 2010 pursuant to the plan of reorganization approved in the Crescent bankruptcy proceedings in the same court. The complaint alleges that in 2006 the defendants caused Crescent to borrow approximately $1.2 billion from a consortium of banks and immediately thereafter distribute most of the loan proceeds to Crescent’s parent company without benefit to Crescent. The complaint further alleges that Crescent was rendered insolvent by the transactions, and that the distribution is subject to recovery by the Crescent bankruptcy estate as an alleged fraudulent transfer. The plaintiff requests return of the funds as well as other statutory and equitable relief, punitive damages and attorneys’ fees. Duke Energy and its affiliated defendants believe that the referenced 2006 transactions were legitimate and did not violate any state or federal law. Defendants filed a motion to dismiss in December 2010. On March 21, 2011, the plaintiff filed a response to the defendant’s motion to dismiss and a motion for leave to file an amended complaint, which was granted. The Defendants filed a second motion to dismiss in response to plaintiffs’ amended complaint.

The plaintiffs filed a demand for a jury trial, a motion to transfer the case to the federal district court, and a motion to consolidate the case with a separate action filed by the plaintiffs against Duke Energy’s legal counsel. On March 22, 2012, the federal District Court issued an order denying the defendant’s motion to dismiss and granting the plaintiffs’ motions for transfer and consolidation. The court has not yet made a final ruling on whether the plaintiffs are entitled to a jury trial. Trial on this matter has been set to commence in January 2014. Mediation, held on August 21 and 22, 2012, was unsuccessful. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this lawsuit. The ultimate resolution of this matter could have a material effect on the consolidated results of operations, cash flows or financial position of Duke Energy.

 Federal Advanced Clean Coal Tax Credits. Duke Energy Carolinas has been awarded $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6 and Duke Energy Indiana has been awarded $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. In March 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government in the United States District Court for the District of Columbia challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy was not a party to the case, the allegations center on the tax incentives provided for the Cliffside and Edwardsport projects. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the DOE and the U.S. Department of the Treasury. In 2008, the District Court dismissed the case. On September 23, 2009, the District Court issued an order granting plaintiffs’ motion to amend their complaint and denying, as moot, the motion for reconsideration. Plaintiffs have filed their second amended complaint. The Federal government has moved to dismiss the second amended complaint; the motion is pending. On July 26, 2010, the District Court denied plaintiffs’ motion for preliminary injunction seeking to halt the issuance of the tax credits.

Duke Energy Carolinas

New Source Review (NSR). In 1999-2000, the U.S. Department of Justice (DOJ), acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the CAA. Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. A number of Duke Energy Carolinas’ plants have been subject to these allegations. Duke Energy Carolinas asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In 2000, the government brought a lawsuit against Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units violate these NSR provisions. Three environmental groups have intervened in the case. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy Carolinas’ legal positions on the standard to be used for measuring an increase in emissions, and granted judgment in favor of Duke Energy Carolinas. The trial court’s decision was appealed and ultimately reversed and remanded for trial by the U.S. Supreme Court. At trial, Duke Energy Carolinas will continue to assert that the projects were routine or not projected to increase emissions. On February 11, 2011, the trial judge held an initial status conference and on March 22, 2011, the judge entered an interim scheduling order. The parties have filed a stipulation in which the United States and Plaintiff-Intervenors have dismissed with prejudice 16 claims. In exchange, Duke Energy Carolinas dismissed certain affirmative defenses. The parties have filed motions for summary judgment on the remaining claims. No trial date has been set, but a trial is not expected until the second half of 2013, at the earliest.

It is not possible to estimate the damages, if any, that might be incurred in connection with the unresolved matters related to Duke Energy Carolinas discussed above. Ultimate resolution of these matters could have a material effect on the consolidated results of operations, cash flows or financial position of Duke Energy Carolinas. However, the appropriate regulatory treatment will be pursued for any costs incurred in connection with such resolution.

 Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of December 31, 2012,

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

there were 111 asserted claims for non-malignant cases with the cumulative relief sought of up to $27 million, and 49 asserted claims for malignant cases with the cumulative relief sought of up to $17 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Consolidated Balance Sheets totaled $751 million and $801 million as of December 31, 2012 and December 31, 2011, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy Carolinas’ best estimate of the range of loss for current and future asbestos claims through 2030. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2030. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2030 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

 Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy in 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $935 million in excess of the self insured retention. Insurance recoveries of $781 million and $813 million related to this policy are classified in the respective Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of both December 31, 2012 and December 31, 2011, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Progress Energy

Synthetic Fuels Matters. In October 2009, a jury delivered a verdict in a lawsuit against Progress Energy and a number of its subsidiaries and affiliates arising out of an Asset Purchase Agreement dated as of October 19, 1999, and amended as of August 23, 2000 (the Asset Purchase Agreement) by and among U.S. Global, LLC (Global); Earthco synthetic fuels facilities (Earthco); certain affiliates of Earthco; EFC Synfuel LLC (which was owned indirectly by Progress Energy) and certain of its affiliates, including Solid Energy LLC; Solid Fuel LLC; Ceredo Synfuel LLC; Gulf Coast Synfuel LLC (renamed Sandy River Synfuel LLC) (collectively, the Progress Affiliates), as amended by an amendment to the Asset Purchase Agreement. In a case filed in the Circuit Court for Broward County, Florida. in March 2003 (the Florida Global Case), Global requested an unspecified amount of compensatory damages, as well as declaratory relief. Global asserted (i) that pursuant to the Asset Purchase Agreement, it was entitled to an interest in two synthetic fuels facilities previously owned by the Progress Affiliates and an option to purchase additional interests in the two synthetic fuels facilities and (ii) that it was entitled to damages because the Progress Affiliates prohibited it from procuring purchasers for the synthetic fuels facilities. As a result of the 2007 expiration of the Internal Revenue Code Section 29 tax credit program, all of Progress Energy’s synthetic fuels businesses were abandoned and the synthetic fuels businesses were reclassified as discontinued operations.

The jury awarded Global $78 million. In November 2009, the court assessed $55 million in prejudgment interest and entered judgment in favor of Global in a total amount of $133 million. In December 2009, Progress Energy appealed the Broward County judgment to the Florida Fourth District Court of Appeals. Also, in December 2009, Progress Energy made a $154 million payment, which represented payment of the total judgment and a required premium equivalent to two years of interest, to the Broward County Clerk of Court bond account. Progress Energy continued to accrue interest related to this judgment.

On October 3, 2012, the Florida Fourth District Court of Appeals reversed the lower court ruling and directed a verdict on damages under the Commission and Services Agreement, which was modified by the court’s December 12, 2012 ruling on Global’s motion for reconsideration. The court held that Global was entitled to 59 percent of its claim, or approximately $90 million of the $154 million paid into the registry of the court. Progress Energy was entitled to a refund of the remainder of the funds. Progress Energy received and recorded a $63 million pretax gain for the refund in December 2012. The gain was recorded in Income from discontinued operations, net of tax in the Consolidated Statements of Operations.

The case was remanded to the trial court to determine whether specific performance is an appropriate remedy for the claims under the Asset Purchase Agreement. The plaintiff seeks specific performance of an award of the corporate interests in the Progress Affiliates it claims it was entitled to receive under the Asset Purchase Agreement as of the date the jury determined the breach of contract occurred (March 19, 2002). The Progress Affiliates contend that specific performance is an inapplicable remedy.

In a second suit filed in the Superior Court for Wake County, N.C., Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC (the North Carolina Global Case), the Progress Affiliates seek declaratory relief consistent with our interpretation of the Asset Purchase Agreement. Global was served with the North Carolina Global Case on April 17, 2003. In May 2003, Global moved to dismiss the North Carolina Global Case for lack of personal jurisdiction over Global. In the alternative, Global requested that the court decline to exercise its discretion to hear the Progress Affiliates’ declaratory judgment action. In August 2003, the Wake County Superior Court denied Global’s motion to dismiss, but stayed the North Carolina Global Case, pending the outcome of the Florida Global Case. The Progress Affiliates appealed the superior court’s order staying the case. By order dated September 7, 2004, the North Carolina Court of Appeals dismissed the Progress Affiliates’ appeal. Based upon the verdict in the Florida Global Case, Progress Energy anticipates dismissal of the North Carolina Global Case.

Progress Energy Carolinas and Progress Energy Florida

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Spent Nuclear Fuel Matters. Pursuant to the Nuclear Waste Policy Act of 1982, Progress Energy Carolinas and Progress Energy Florida entered into contracts with the DOE under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same Standard Contract for Disposal of Spent Nuclear Fuel.

The DOE failed to begin taking spent nuclear fuel by January 31, 1998. In January 2004, Progress Energy Carolinas and Progress Energy Florida filed a complaint in the U.S. Court of Federal Claims against the United States, claiming that the DOE breached the standard contract and asserting damages incurred through 2005. In 2011, the U.S. Court of Federal Claims issued a ruling to award Progress Energy Carolinas substantially all their asserted damages. As a result, Progress Energy Carolinas recorded the award as an offset for past spent fuel storage costs incurred.

On December 12, 2011, Progress Energy Carolinas and Progress Energy Florida filed another complaint in the U.S. Court of Federal Claims against the United States, claiming damages incurred from January 1, 2006 through December 31, 2010. The damages stem from the same breach of contract asserted in the previous litigation. On March 23, 2012, Progress Energy Carolinas and Progress Energy Florida filed their initial disclosure of $113 million of damages with the U.S. Court of Federal Claims and the DOE. The total amount of damages could change during discovery, which is set to end on May 15, 2013. Progress Energy Carolinas and Progress Energy Florida may file subsequent damage claims as they incur additional costs. A status conference to discuss trial dates is scheduled for May 10, 2013. Progress Energy Carolinas and Progress Energy Florida cannot predict the outcome of this matter.

Duke Energy Ohio

Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged that Duke Energy Ohio (then The Cincinnati Gas & Electric Company), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s pending Rate Stabilization Plan (RSP), which was implemented in early 2005. On March 31, 2009, the District Court granted Duke Energy Ohio’s motion to dismiss. Plaintiffs filed a motion to alter or set aside the judgment, which was denied by an order dated March 31, 2010. In April 2010, the plaintiffs filed their appeal of that order with the U.S. Court of Appeals for the Sixth Circuit, which heard argument on that appeal on January 11, 2012. On June 4, 2012, the Sixth Circuit Court of Appeals reversed the district court’s decision and remanded the matter on all claims for trial on the merits and on July 25, 2012, the Court denied Duke Energy Ohio’s petition for an en banc review of the case. On October 15, 2012, Duke Energy filed a petition for certiorari to the United States Supreme Court, which was denied on January 14, 2013. The plaintiffs’ January 2013 mediation demand was for $160 million. It is not possible to predict at this time whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that may be incurred in connection with this lawsuit.

Asbestos-related Injuries and Damages Claims. Duke Energy Ohio has been named as a defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. The impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position of these cases to date has not been material. Based on estimates under varying assumptions concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Ohio generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Ohio estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

Other Litigation and Legal Proceedings

The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material effect on its consolidated results of operations, cash flows or financial position.

The Duke Energy Registrants expense legal costs related to the defense of loss contingencies as incurred.

The Duke Energy Registrants have exposure to certain legal matters that are described herein. The Duke Energy Registrants have recorded reserves for these proceedings and exposures as presented in the table below. These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. The estimated reasonably possible range of loss for non-asbestos related matters in excess of the recorded reserves is not material. Duke Energy Carolinas has insurance coverage for certain of these losses incurred as presented in the table below.

	Years Ended December 31,
(in millions)	2012	2011
Reserves for Legal and Other Matters(a)
Duke Energy(b)	$846	$810
Duke Energy Carolinas(b)	751	801
Progress Energy	79	83
Progress Energy Carolinas	12	11
Progress Energy Florida(c)	47	51
Duke Energy Indiana	8	4
Probable Insurance Recoveries(d)
Duke Energy(e)	$781	$813
Duke Energy Carolinas(e)	781	813

(a)	Reserves are classified in the respective Consolidated Balance Sheets in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities.
(b)	Includes reserves for aforementioned asbestos-related injuries and damages claims.
(c)	Includes workers' compensation claims.
(d)	Insurance recoveries are classified in the respective Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables.
(e)	Relates to recoveries associated with aforementioned asbestos-related injuries and damages claims.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Other Commitments and Contingencies

General

As part of its normal business, the Duke Energy Registrants are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the respective Consolidated Balance Sheets. The possibility of any of the Duke Energy Registrants having to honor their contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events.

In addition, the Duke Energy Registrants enter into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on their respective Consolidated Balance Sheets. Some of these arrangements may be recognized at fair value on the respective Consolidated Balance Sheets if such contracts meet the definition of a derivative and the NPNS exception does not apply. In most cases, the Duke Energy Registrants purchase obligation contracts contain provisions for price adjustments, minimum purchase levels and other financial commitments. The commitment amounts presented below are estimates and therefore will likely differ from actual purchase amounts.

Purchase Obligations

The following table presents long-term commitments that are noncancelable or are cancelable only under certain conditions, have a term of more than one year, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services as of December 31, 2012.

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Duke Energy(a)	$68	$19	$5	$3	$2	$18	$115
Progress Energy(a)	68	19	5	3	2	18	115
Progress Energy Florida(a)	68	19	5	3	2	18	115

(a)	Represents estimated amounts for Progress Energy Florida's obligations primarily related to selected components of long lead time equipment at Levy as discussed under "Other Purchase Obligations."

Purchases under the above long-term purchase agreements were $29 million, $6 million and $23 million in 2012, 2011 and 2010, respectively.

Purchased Power

The Duke Energy Registrants have ongoing purchased power contracts, including renewable energy contracts, with other utilities, certain co-generators and qualified facilities (QFs), with expiration dates ranging from 2013 to 2032. These purchased power contracts generally provide for capacity and energy payments or bundled capacity and energy payments. In addition, the Duke Energy Registrants have various contracts to secure transmission rights. Certain purchased power agreements are classified as leases.

Progress Energy Carolinas has executed certain firm contracts for purchased power with other utilities, including tolling contracts, with expiration dates ranging from 2017 to 2032 and representing 100 percent of plant net output. Minimum purchases under these contracts, including those classified as leases, are approximately $88 million, $90 million, $91 million, $92 million and $80 million for 2013 through 2017, respectively, and $578 million payable thereafter.

Progress Energy Florida has executed certain firm contracts for purchased power with other utilities, including tolling contracts, with expiration dates ranging from 2017 to 2027 and representing between 2 percent and 100 percent of plant net output. Minimum purchases under these contracts, including those classified as leases, are approximately $102 million, $102 million, $102 million, $71 million and $49 million for 2013 through 2017, respectively, and $381 million payable thereafter.

Progress Energy Florida has ongoing purchased power contracts with certain QFs for firm capacity with expiration dates ranging from 2013 to 2025. Energy payments are based on the actual power taken under these contracts. Capacity payments are subject to the QFs meeting certain contract performance obligations. These contracts account for 100 percent of the net generating capacity of each of the facilities. All ongoing commitments have been approved by the FPSC. Minimum expected future capacity payments under these contracts are $309 million, $237 million, $244 million, $273 million and $288 million for 2013 through 2017, respectively, and $2,440 million payable thereafter. The FPSC allows the capacity payments to be recovered through a capacity cost-recovery clause, which is similar to, and works in conjunction with, energy payments recovered through the fuel cost-recovery clause.

Duke Energy Ohio has executed certain firm contracts for purchased power with other utilities with expiration dates ranging from 2013 to 2015 and representing between 1 percent and 24 percent of plant net output. Minimum purchases under these contracts are approximately $316 million, $252 million and $80 million for 2013 through 2015, respectively.

Other Purchase Obligations

The long-term commitments related to Levy presented in the previous table for Duke Energy, Progress Energy and Progress Energy Florida include only selected components of long lead time equipment. As discussed in Note 4, Progress Energy Florida identified a schedule shift in the Levy project, and major construction activities on Levy have been postponed until after the NRC issues the COL for the plants. Due to the schedule shifts, Progress Energy Florida has executed amendments to the Levy engineering, procurement and construction (EPC)

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

agreement. The EPC agreement includes provisions for termination. For termination without cause, the EPC agreement contains exit provisions with termination fees, which may be significant, that vary based on the termination circumstances. Because Progress Energy Florida has executed amendments to the EPC agreement and anticipates negotiating additional amendments upon receipt of the COL, Progress Energy Florida cannot currently predict when those obligations will be satisfied or the magnitude of any change. Progress Energy Florida cannot predict the outcome of this matter.

Operating and Capital Lease Commitments

The Duke Energy Registrants lease assets in several areas of their operations. The Duke Energy Registrants lease office buildings, railcars, vehicles, computer equipment and other property and equipment with various terms and expiration dates. Additionally, Progress Energy Carolinas has a capital lease related to firm gas pipeline transportation capacity and as discussed under “Purchased Power,” Progress Energy Carolinas and Progress Energy Florida have entered into certain purchased power agreements, which are classified as leases. Consolidated capitalized lease obligations are classified as Long-term debt on the Consolidated Balance Sheets. Amortization of assets recorded under capital leases is included in Depreciation and amortization on the Consolidated Statements of Operations.

The following table presents rental expense for operating leases. These amounts are included in Operation, maintenance and other on the Consolidated Statements of Operations.

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Duke Energy	$232	$104	$122
Duke Energy Carolinas	38	43	60
Progress Energy	232	104	100
Progress Energy Carolinas	164	88	63
Progress Energy Florida	68	15	37
Duke Energy Ohio	14	19	19
Duke Energy Indiana	20	24	24

The following table presents future minimum lease payments under operating leases, which at inception had a non-cancelable term of more than one year, as of December 31, 2012.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
2013	$171	$35	$91	$47	$38	$11	$19
2014	156	28	88	46	37	10	15
2015	139	21	86	46	37	8	12
2016	127	16	85	46	36	7	9
2017	108	14	71	35	36	6	6
Thereafter	981	77	721	431	290	24	7
Total	$1,682	$191	$1,142	$651	$474	$66	$68

The following table presents future minimum lease payments under capital leases as of December 31, 2012.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
2013	$210	$7	$47	$21	$26	$10	$5
2014	180	7	46	20	26	9	5
2015	181	7	46	20	26	7	4
2016	183	8	45	19	26	6	4
2017	180	8	45	20	25	3	1
Thereafter	1,779	65	579	325	254	5	35
Minimum annual payments	2,713	102	808	425	383	40	54
Less amount representing interest	(1,024)	(70)	(469)	(275)	(194)	(5)	(31)
Total	$1,689	$32	$339	$150	$189	$35	$23

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

6. DEBT AND CREDIT FACILITIES

Summary of Debt and Related Terms

The following tables summarize the Duke Energy Registrants’ outstanding debt.

Summary of Debt and Related Terms
	December 31, 2012
(in millions)	Weighted Average Interest Rate	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas		Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Unsecured debt, maturing 2013 - 2039	5.44%	$12,722	$1,159	$4,150	$	―	$150	$805	$1,146
Secured debt, maturing 2013 - 2037	3.08%	1,873	300	5		5	―	―	―
First mortgage bonds, maturing 2013 - 2042(a)	5.00%	17,856	6,562	8,775		4,025	4,750	700	1,819
Capital leases, maturing 2013 - 2051(b)	5.19%	1,689	32	339		150	189	35	23
Junior subordinated debt, maturing 2039	7.10%	309	―	309		―	―	―	―
Other debt, maturing 2027	4.77%	8	―	―		―	―	8	―
Tax-exempt bonds, maturing 2014 - 2041(c)	1.39%	2,357	395	910		669	241	479	573
Non-recourse notes payable of VIEs		312	―	―		―	―	―	―
Notes payable and commercial paper(d)	0.83%	1,195	―	―		―	―	―	―
Money pool borrowings		―	300	455		364	―	245	231
Fair value hedge carrying value adjustment		12	10	―		―	―	2	―
Unamortized debt discount and premium, net(e)		2,185	(17)	(60)		(9)	(10)	(32)	(9)
Total debt(f)		40,518	8,741	14,883		5,204	5,320	2,242	3,783
Short-term notes payable and commercial paper		(745)	―	―		―	―	―	―
Short-term money pool borrowings		―	―	(455)		(364)	―	(245)	(81)
Current maturities of long-term debt		(3,110)	(406)	(843)		(407)	(435)	(261)	(405)
Short-term non-recourse notes payable of VIEs		(312)	―	―		―	―	―	―
Total long-term debt, including long-term debt of VIEs		$36,351	$8,335	$13,585		$4,433	$4,885	$1,736	$3,297

(a)	Substantially all of the Duke Energy Registrants' electric and gas plant in service is mortgaged under mortgage bond indentures.
(b)

At December 31, 2012, capital leases of Duke Energy included $158 million and $907 million of capital lease purchase accounting adjustments for Progress Energy Carolinas and Progress Energy Florida, respectively, related to power purchase agreements that are not accounted for as leases on their financial statements because of grandfathering provisions in GAAP.

(c)

$1.558 billion, $360 million, $910 million, $669 million, $241 million and $288 million were secured by first mortgage bonds at Duke Energy, Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas, Progress Energy Florida and Duke Energy Indiana, respectively, and $231 million, $27 million and $204 million were secured by a letter of credit at Duke Energy, Duke Energy Ohio, and Duke Energy Indiana, respectively.

(d)

Includes $450 million that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that back-stop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted-average days to maturity was 18 days.

(e)	At December 31, 2012, $2.311 billion in purchase accounting adjustments related to the merger with Progress Energy were reflected in the balance for Duke Energy. See Note 2 for additional information.
(f)	Includes $451 million of debt for Duke Energy that was denominated in Brazilian Reals and $61 million denominated in Chilean Pesos.

	December 31, 2011
(in millions)	Weighted Average Interest Rate	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Unsecured debt, maturing 2012 - 2039	5.93%	$8,961	$2,313	$4,650	$500	$150	$1,305	$1,148
Secured debt, maturing 2012 - 2035	3.70%	1,118	300	―	―	―	―	―
First mortgage bonds, maturing 2013 - 2041(a)	5.24%	8,182	5,913	7,125	3,025	4,100	700	1,569
Capital leases, maturing 2012 - 2047	8.10%	306	34	211	12	199	44	27
Junior subordinated debt		―	―	309	―	―	―	―
Other debt, maturing 2014 - 2027	5.25%	82	―	5	5	―	8	―
Tax exempt bonds, maturing 2012 - 2041(b)	1.40%	1,515	415	910	669	241	525	574
Non-recourse notes payable of VIEs		273	―	―	―	―	―	―
Notes payable and commercial paper(c)	0.61%	604	―	671	188	233	―	―
Money pool borrowings		―	300	―	31	8	―	450
Fair value hedge carrying value adjustment		19	13	―	―	―	7	―
Unamortized debt discount and premium, net		(60)	(14)	(58)	(5)	(9)	(34)	(9)
Total debt(d)		21,000	9,274	13,823	4,425	4,922	2,555	3,759
Short-term notes payable and commercial paper		(154)	―	(671)	(188)	(233)	―	―
Short-term money pool borrowings		―	―	―	(31)	(8)	―	(300)
Current maturities of long-term debt		(1,894)	(1,178)	(961)	(502)	(10)	(507)	(6)
Short-term non-recourse notes payable of VIEs		(273)	―	―	―	―	―	―
Total long-term debt, including long-term debt of VIEs		$18,679	$8,096	$12,191	$3,704	$4,671	$2,048	$3,453

(a)	Substantially all of the Duke Energy Registrants' electric and gas plant in service is mortgaged under the mortgage bond indentures.
(b)

$650 million, $360 million, $910 million, $669 million, $241 million and $289 million were secured by first mortgage bonds at Duke Energy, Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas, Progress Energy Florida and Duke Energy Indiana, respectively, and $231 million, $27 million and $204 million were secured by a letter of credit at Duke Energy, Duke Energy Ohio, and Duke Energy Indiana, respectively.

(c)

Includes $450 million that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities that back-stop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted-average days to maturity was 17 days.

(d)	Includes $420 million of debt for Duke Energy that was denominated in Brazilian Reals.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Summary of Significant Debt Issuances

The following tables summarize the Duke Energy Registrants' significant debt issuances (in millions).

For the year ended December 31, 2012

Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)		Duke Energy Carolinas		Progress Energy (Parent)		Progress Energy Carolinas		Progress Energy Florida		Duke Energy Indiana
Unsecured Debt:
March 2012	April 2022	3.15%	$-		$-		$450	(a)	$-		$-		$-
August 2012	August 2017	1.63%	700	(b)	-		-		-		-		-
August 2012	August 2022	3.05%	500	(b)	-		-		-		-		-
Secured Debt:
April 2012	September 2024	2.64%	330	(c)	-		-		-		-		-
December 2012	March 2013	2.77%	203	(d)	-		-		-		-		-
December 2012	March 2013	4.74%	220	(d)	-		-		-		-		-
December 2012	June 2013	1.01%	190	(e)	-		-		-		-		-
December 2012	December 2025	1.56%	200	(e)	-		-		-		-		-
First Mortgage Bonds:													-
March 2012	March 2042	4.20%	-		-		-		-		-		250	(f)
May 2012	May 2022	2.80%	-		-		-		500	(g)	-		-
May 2012	May 2042	4.10%	-		-		-		500	(g)	-		-
September 2012	September 2042	4.00%	-		650	(h)	-		-		-		-
November 2012	November 2015	0.65%	-		-		-		-		250	(i)	-
November 2012	November 2042	3.85%	-		-		-		-		400	(i)	-
Total Issuances			$2,343		$650		$450		$1,000		$650		$250

(a)		The net proceeds, along with available cash on hand, were used to repay $450 million 6.85% senior unsecured notes due April 15, 2012.
(b)		Proceeds from the issuances were used to repay at maturity $500 million of debentures due September 15, 2012, as well as for general corporate purposes, including the repayment of commercial paper.
(c)

Proceeds from the issuance were used to reimburse construction costs for DS Cornerstone, LLC joint venture wind projects. Note was subsequently deconsolidated upon execution of joint venture. See Note 18 for further details.

(d)		Proceeds from the issuances were used to fund the existing Los Vientos wind power portfolio.
(e)		Debt issuances were executed in connection with the acquisition of Ibener. Both loans are collateralized with cash deposits equal to 101% of the loan amounts. See Note 2 for further details.
(f)		Proceeds from the issuance were used to repay a portion of outstanding short-term debt.
(g)

Proceeds from the issuances were used to repay at maturity $500 million of 6.50% senior unsecured notes due July 15, 2012 and a portion of Progress Energy Carolinas outstanding commercial paper and notes payable to affiliated companies.

(h)

Proceeds from the issuance were used to repay at maturity the $420 million debentures due through November 2012, as well as for general corporate purposes, including the funding of capital expenditures.

(i)		Proceeds from the issuances will be used to repay $425 million 4.80% first mortgage bonds due March 1, 2013, as well as for general corporate purposes.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

			For the year ended December 31, 2011
Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)		Duke Energy Carolinas		Progress Energy (Parent)		Progress Energy Carolinas		Progress Energy Florida
Unsecured Debt:
January 2011	January 2021	4.40%	$-		$-		$500	(a)	$-		$-
August 2011	September 2021	3.55%	500	(b)	-		-		-		-
November 2011	November 2016	2.15%	500	(c)	-		-		-		-
First Mortgage Bonds:
May 2011	June 2021	3.90%	-		500	(d)	-		-		-
August 2011	September 2021	3.10%	-		-		-		-		300	(e)
September 2011	August 2021	3.00%	-		-		-		500	(f)	-
December 2011	December 2016	1.75%	-		350	(g)	-		-		-
December 2011	December 2041	4.25%	-		650	(g)	-		-		-
Total Issuances			$1,000		$1,500		$500		$500		$300

(a)			Proceeds from the issuance, along with available cash on hand, were used to repay $700 million 7.10% senior unsecured notes due March 1, 2011.
(b)

Proceeds from the issuance were used to repay a portion of commercial paper as it matured, to fund capital expenditures in Duke Energy's unregulated businesses in the U.S. and for general corporate purposes.

(c)			Proceeds from the issuance were used to fund capital expenditures in unregulated businesses in the U.S. and for general corporate purposes.
(d)			Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes.
(e)			Proceeds from the issuance were used to repay a portion of outstanding short-term debt, of which $300 million was used to repay the July 15, 2011 maturity of 6.65% first mortgage bonds.
(f)			Proceeds from the issuance were used to repay outstanding short-term debt and the remainder was used for general corporate purposes, including construction expenditures.
(g)

Proceeds from the issuances were used to repay $750 million 6.25% senior unsecured notes which matured January 15, 2012, with the remainder to fund capital expenditures and for general corporate purposes.

Current Maturities of Long-Term Debt

The following table shows the significant components of Current maturities of long-term debt on the Duke Energy Registrants’ respective Consolidated Balance Sheets as of December 31, 2012. The amounts were presented as Long-term Debt as of December 31, 2011, except for the secured debt. The Duke Energy Registrants currently anticipate satisfying these obligations with proceeds from additional borrowings, unless otherwise noted.

(in millions)	Maturity Date	Interest Rate	December 31, 2012
Unsecured Debt:
Duke Energy (Parent)	June 2013	5.650%	$250
Duke Energy Indiana	September 2013	5.000%	400
Secured Debt:
Duke Energy(a)	March 2013	3.796%	423
Duke Energy(b)	June 2013	1.009%	190
First Mortgage Bonds:
Duke Energy Carolinas	November 2013	5.750%	400
Progress Energy Carolinas	September 2013	5.125%	400
Progress Energy Florida	March 2013	4.800%	425
Duke Energy Ohio	June 2013	2.100%	250
Other			372
Current maturities of long-term debt			$3,110

(a)		Represents a construction loan related to a renewable project that will be converted to a term loan once construction in complete and requirements to convert are fulfilled.
(b)		Notes are fully offset with cash collateral, which is recorded in Other current assets in the Consolidated Balance Sheets as of December 31, 2012.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Other Debt Matters

In the first quarter of 2012, Duke Energy completed the previously announced sale of International Energy’s indirect 25% ownership interest in Attiki Gas Supply, S.A (Attiki), a Greek corporation, to an existing equity owner in a series of transactions that resulted in the full discharge of the related debt obligation. No gain or loss was recognized on these transactions. As of December 31, 2011, Duke Energy’s investment balance was $64 million and the related debt obligation of $64 million was reflected in Current maturities of long-term debt on Duke Energy’s Consolidated Balance Sheets.

In September 2010, Duke Energy filed a registration statement (Form S-3) with the SEC. Under this Form S-3, which is uncapped, Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.

 On March 1, 2012, the Progress Energy, Inc., as a well-known seasoned issuer, Progress Energy Carolinas and Progress Energy Florida filed a combined shelf registration statement with the SEC, which became effective upon filing with the SEC. The registration statement is effective for three years and does not limit the amount or number of various securities that can be issued. On July 3, 2012, the Progress Energy, Inc. deregistered its equity securities from the registration statement in connection with the merger, but retained its ability to issue senior debt securities and junior subordinated debentures under the registration statement. However, we do not expect the Progress Energy, Inc. to issue any new securities of these types in the future. Under Progress Energy Carolinas’ and Progress Energy Florida’s registration statements, they may issue various long-term debt securities and preferred stock.

At December 31, 2012 and 2011, $734 million and $2.0 billion, respectively, of debt issued by Duke Energy Carolinas was guaranteed by Duke Energy.

On November 13, 2012, Duke Energy filed a prospectus supplement to the September 2010 Form S-3 with the SEC, to sell up to $1 billion of fixed or variable rate unsecured senior notes, called InterNotes, due one year to 30 years from the date of issuance. The InterNotes will be issued as direct, unsecured and unsubordinated obligations of Duke Energy Corporation. The net proceeds from the sale of InterNotes will be used to fund capital expenditures in our unregulated businesses and for general corporate purposes. The balance as of December 31, 2012 is $36 million, with maturities ranging from 10 to 14 years. The notes are long-term debt obligations of Duke Energy and are reflected as Long-term debt on Duke Energy’s Consolidated Balance Sheets.

On April 4, 2011, Duke Energy filed a Form S-3 with the SEC to sell up to $1 billion of variable denomination floating rate demand notes, called PremierNotes. The Form S-3 states that no more than $500 million of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The balance as of December 31, 2012 and December 31, 2011, was $395 million and $79 million, respectively. The notes are a short-term debt obligation of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.

In January 2013, Duke Energy issued $500 million of unsecured junior subordinated debentures, which carry a fixed interest rate of 5.125%, are callable at par after five years and mature January 15, 2073. Proceeds from the issuance were used to redeem at par $300 million of 7.10% junior subordinated debt in February 2013, with the remainder to repay a portion of commercial paper at it matures, to fund capital expenditures of our unregulated businesses and for general corporate purposes.

Money Pool

The Subsidiary Registrants receive support for their short-term borrowing needs through participation with Duke Energy and certain of its subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that the Subsidiary Registrants separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between the money pool participants. Per the terms of the money pool arrangement the parent company, Duke Energy, may loan funds to its participating subsidiaries, but may not borrow funds through the money pool. Accordingly, as the money pool activity is between Duke Energy and its wholly owned subsidiaries, all money pool balances are eliminated within Duke Energy’s Consolidated Balance Sheets.

Prior to the merger with Duke Energy, Progress Energy’s subsidiaries participated in internal money pools, administered by Progress Energy Service Company, LLC, to more effectively utilize cash resources and reduce external short-term borrowings. The utility money pool allowed Progress Energy Carolinas and Progress Energy Florida to lend to and borrow from each other. The non-utility money pool allowed unregulated operations to lend to and borrow from each other. The Progress Energy parent could lend money to the utility and non-utility money pools but could not borrow funds.

Money pool receivable balances are reflected within Notes receivable from affiliated companies on the respective Subsidiary Registrants’ Consolidated Balance Sheets and money pool payable balances are reflected within either Notes payable to affiliated companies or Long-term debt payable to affiliated companies on the respective Consolidated Balance Sheets.

Increases or decreases in money pool receivables are reflected within investing activities on the respective Subsidiary Registrants’ Consolidated Statements of Cash Flows, while increases or decreases in money pool borrowings are reflected within financing activities on the respective Subsidiary Registrants Consolidated Statements of Cash Flows.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Maturities and Call Options

	December 31, 2012
(in millions)	Duke Energy(a)	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
2013	$3,098	$406	$843	$407	$435	$261	$405
2014	2,196	346	312	2	11	47	5
2015	2,478	506	1,262	701	561	7	5
2016	2,184	655	313	2	11	56	480
2017	1,321	116	311	51	261	2	3
Thereafter	25,873	6,712	11,387	3,677	4,041	1,624	2,804
Total long-term debt, including current maturities	$37,150	$8,741	$14,428	$4,840	$5,320	$1,997	$3,702

(a)

At December 31, 2012, capital leases of Duke Energy included $158 million and $907 million of capital lease purchase accounting adjustments for Progress Energy Carolinas and Progress Energy Florida, respectively, related to power purchase agreements that are not accounted for as leases on their financial statements because of grandfathering provisions in GAAP.

The Duke Energy Registrants have the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than as presented above.

Available Credit Facilities

In November 2011, Duke Energy entered into a $6 billion, 5-year master credit facility, expiring in November 2016, with $4 billion available at closing and the remaining $2 billion became available July 2, 2012, following the closing of the merger with Progress Energy. In October 2012, the Duke Energy Registrants reached an agreement with banks representing $5.63 billion of commitments under the master credit facility to extend the expiration date by one year to November 2017. Through November 2016, the available credit under this facility remains at $6 billion. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sub limits of each borrower, subject to a maximum sublimit for each borrower. See the table below for the borrowing sub limits for each of the borrowers as of December 31, 2012. The amount available under the master credit facility has been reduced, as indicated in the table below, by the use of the master credit facility to backstop the issuances of commercial paper, certain letters of credit and variable rate demand tax-exempt bonds that may be put to the Company at the option of the holder. As indicated, borrowing sub limits for the Subsidiary Registrants are also reduced for certain amounts outstanding under the money pool arrangement.

	December 31, 2012
(in millions)	Duke Energy (Parent)	Duke Energy Carolinas	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana	Total Duke Energy
Facility size	$1,750	$1,250	$750	$750	$750	$750	$6,000
Reduction to backstop issuances
Notes payable and commercial paper	(195)	(300)	―	―	(104)	(201)	(800)
Outstanding letters of credit	(50)	(7)	(2)	(1)	―	―	(60)
Tax-exempt bonds	―	(75)	―	―	(84)	(81)	(240)
Available capacity	$1,505	$868	$748	$749	$562	$468	$4,900

Short-term Obligations Classified as Long-term Debt

At December 31, 2012 and 2011, variable rate demand tax-exempt bonds that may be put to the Company at the option of the holder, commercial paper issuances and money pool borrowings were classified as Long-term debt on the Consolidated Balance Sheets. These variable rate tax-exempt bonds, commercial paper issuances and money pool borrowings, which are short-term obligations by nature, are classified as long term due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. As Duke Energy’s master credit facility has non-cancelable terms in excess of one year as of the balance sheet date, Duke Energy has the ability to refinance these short-term obligations on a long-term basis. The following tables show short-term obligations classified as long-term debt.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
Tax-exempt bonds(a)(b)(c)(d)	$471	$75	$111	$285
Notes payable and commercial paper(e)	450	300	―	150
Revolving loan(f)	200	―	―	―
DERF(g)	300	300	―	―
Total	$1,421	$675	$111	$435

(a)

Of the $471 million of tax-exempt bonds outstanding at December 31, 2012 at Duke Energy, the master credit facility served as a backstop for $240 million of these tax-exempt bonds, with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.

(b)	For Duke Energy Carolinas, the master credit facility served as a backstop for the $75 million of tax-exempt bonds outstanding at December 31, 2012.
(c)

Of the $111 million of tax-exempt bonds outstanding at December 31, 2012 at Duke Energy Ohio, the master credit facility served as a backstop for $84 million of these tax-exempt bonds, with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.

(d)

Of the $285 million of tax-exempt bonds outstanding at December 31, 2012 at Duke Energy Indiana, $81 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.

(e)

Duke Energy has issued $450 million in Commercial Paper, which is backstopped by the master credit facility, and the proceeds are in the form of loans through the money pool to Duke Energy Carolinas and Duke Energy Indiana as of December 31, 2012.

(f)

Duke Energy International Energy's revolving loan is due in December 2013 with the right to extend the maturity date for additional one year periods with a final maturity date no later than December 2026.

(g)	Duke Energy Receivables Finance Company, LLC (DERF) is a wholly owned limited liability company of Duke Energy Carolinas. See Note 18 for further information.

	December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
Tax exempt bonds(a)(b)(c)(d)	$491	$95	$111	$285
Notes payable and commercial paper(e)	450	300	―	150
DERF	300	300	―	―
Total	$1,241	$695	$111	$435

(a)

Of the $491 million of tax-exempt bonds outstanding at December 31, 2011 at Duke Energy, the master credit facility served as a backstop for $287 million of these tax-exempt bonds (of which $27 million is in the form of letters of credit), with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.

(b)	For Duke Energy Carolinas, the master credit facility served as a backstop for the $95 million of tax-exempt bonds outstanding at December 31, 2011.
(c)

For Duke Energy Ohio, this master credit facility (of which $27 million is in the form of letters of credit) served as a backstop for the $111 million of tax-exempt bonds outstanding at December 31, 2011.

(d)

Of the $285 million of tax-exempt bonds outstanding at December 31, 2011 at Duke Energy Indiana, $81 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.

(e)

Duke Energy has issued $450 million in Commercial Paper, which is backstopped by the master credit facility, and the proceeds are in the form of loans through the money pool to Duke Energy Carolinas of $300 million and Duke Energy Indiana of $150 million as of December 31, 2011.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

In January 2012, Duke Energy Indiana and Duke Energy Kentucky collectively entered into a $156 million 2-year bilateral letter of credit agreement, under which Duke Energy Indiana and Duke Energy Kentucky may request the issuance of letters of credit up to $129 million and $27 million, respectively, on their behalf to support various series of variable rate demand bonds. In addition, Duke Energy Indiana entered into a $78 million 2-year bilateral letter of credit facility. These credit facilities may not be used for any purpose other than to support the variable rate demand bonds issued by Duke Energy Indiana and Duke Energy Kentucky. In February 2012, letters of credit were issued corresponding to the amount of the facilities to support various series of tax-exempt bonds at Duke Energy Indiana and Duke Energy Kentucky. In February 2013, the letters of credit were amended to extend the expiration date to January 2015.

Restrictive Debt Covenants

The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The master credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2012, each of the Duke Energy Registrants were in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

Other Loans

During 2012 and 2011, Duke Energy had loans outstanding against the cash surrender value of the life insurance policies that it owns on the lives of its executives. The amounts outstanding were $496 million and $457 million as of December 31, 2012 and 2011, respectively. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other within Investments and Other Assets on the Consolidated Balance Sheets.

7. GUARANTEES AND INDEMNIFICATIONS

Duke Energy and its subsidiaries have various financial and performance guarantees and indemnifications, which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Duke Energy and its subsidiaries enter into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. At December 31, 2012, Duke Energy and its subsidiaries do not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included on the accompanying Consolidated Balance Sheets.

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees that were issued by Duke Energy or its affiliates, or were assigned to Duke Energy prior to the spin-off, remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC, formerly known as Duke Capital LLC, (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for guarantees that were later assigned to Duke Energy. Duke Energy has indemnified Spectra Capital against any losses incurred under certain of the guarantee obligations that remain with Spectra Capital. At December 31, 2012, the maximum potential amount of future payments associated with these guarantees was $141 million, the majority of which expires by 2028.

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of the less than wholly owned entity. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of December 31, 2012,  was $243 million. Of this amount, $44 million relates to guarantees issued on behalf of less than wholly owned consolidated entities, with the remainder related to guarantees issued on behalf of third parties and unconsolidated affiliates of Duke Energy.

Of the guarantees noted above, $93 million of the guarantees expire between 2013 and 2028, with the remaining performance guarantees having no contractual expiration.

Included in the maximum potential amount of future payments discussed above is $26 million of maximum potential amounts of future payments associated with guarantees issued to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly owned by Duke Energy but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to provision of goods and services. Duke Energy received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Energy related to the DukeSolutions guarantees. Further, Duke Energy granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the indemnity discussed above). Additionally, for certain performance guarantees, Duke Energy has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2013 to 2021, with others having no specific term.

Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a former non-wholly owned entity to honor its obligations to a third party, as well as used bank-issued stand-by letters of credit to secure the performance of non-wholly owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations that are triggered by a draw by the third party or customer due to the failure of the non-wholly owned entity to perform according to the terms of its underlying contract. Substantially all of these guarantees issued by Duke Energy relate to projects at Crescent that were under development at the time of the joint venture creation in 2006. Crescent filed Chapter 11 petitions in a U.S. Bankruptcy Court in June 2009. During 2009, Duke Energy determined that it was probable that it will be required to perform under certain of these guarantee obligations and recorded a charge of $26 million associated with these obligations, which represented Duke Energy’s best estimate of its

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

exposure under these guarantee obligations. At the time the charge was recorded, the face value of the guarantees was $70 million, which has since been reduced to $18 million as of December 31, 2012, as Crescent continues to complete some of its obligations under these guarantees.

Duke Energy has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants. Typically, claims may be made by third parties for various periods of time, depending on the nature of the claim. Duke Energy’s potential exposure under these indemnification agreements can range from a specified amount, such as the purchase price, to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. With the exception of the $217 million at Progress Energy discussed as follows, Duke Energy is unable to estimate the total potential amount of future payments under these indemnification agreements due to several factors, such as the unlimited exposure under certain guarantees.

Progress Energy has issued indemnifications for certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses. At December 31, 2012, the estimated maximum exposure for these indemnifications for which a maximum exposure is determinable was $217 million, including $42 million at Progress Energy Florida. Related to the sales of businesses, the latest specified notice period extends until 2013 for the majority of legal, tax and environmental matters provided for in the indemnification provisions. Indemnifications for the performance of assets extend to 2016. For certain matters for which Progress Energy receives timely notice, indemnity obligations may extend beyond the notice period. Certain indemnifications related to discontinued operations have no limitations as to time or maximum potential future payments. At December 31, 2012 and 2011, Progress Energy had recorded liabilities related to indemnifications to third parties of $25 million and $63 million, respectively. These amounts included $17 million and $37 million for Progress Energy Florida at December 31, 2012 and 2011, respectively. These liabilities decreased primarily due to the reversal of certain environmental indemnification liabilities for which the indemnification period has expired and the adjustment to the indemnification for the estimated future years’ joint owner replacement power costs through the end of the Crystal River Unit 3 joint owner contract. Progress Energy Florida’s liabilities decreased primarily due to the previously mentioned indemnification adjustment related to Crystal River Unit 3. During the years ended December 31, 2012 and 2011, accruals and expenditures related to indemnifications were not material.

In addition, Progress Energy has issued $300 million in guarantees for certain payments of two wholly owned indirect subsidiaries, FPC Capital I Trust and Florida Progress Funding Corporation (Funding Corp.). The guarantees expired February 1, 2013, with the redemption of the associated notes and securities. See Note 18 for additional information.

At December 31, 2012 and 2011, the amounts recorded on the Consolidated Balance Sheets for the guarantees and indemnifications mentioned above was $41 million and $19 million, respectively. This amount is primarily recorded in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. The liability for 2011 excludes Progress Energy as Progress Energy was acquired July 2, 2012. As current estimates change, additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded by the Duke Energy Registrants in the future.

8. Joint Ownership of Generating and Transmission Facilities

The Duke Energy Registrants hold ownership interests in certain jointly owned generating facilities. The Duke Energy Registrants are entitled to shares of the generating capability and output of each unit equal to their respective ownership interests. The Duke Energy Registrants also pays their ownership share of additional construction costs, fuel inventory purchases and operating expenses, except in certain instances where agreements have been executed to limit certain joint owners’ maximum exposure to the additional costs. The Duke Energy Registrants share of revenues and operating costs of the jointly owned generating facilities is included within the corresponding line in the Consolidated Statements of Operations. Each participant in the jointly owned facilities must provide its own financing, except in certain instances where agreements have been executed to limit certain joint owners’ maximum exposure to the additional costs.

Duke Energy Carolinas, along with North Carolina Municipal Power Agency Number 1, North Carolina Electric Membership Corporation and Piedmont Municipal Power Agency, have joint ownership of Catawba, which is a facility operated by Duke Energy Carolinas.

Progress Energy Carolinas, along with North Carolina Eastern Municipal Power Agency, have joint ownership of Mayo Station, Harris, Brunswick and Roxboro Station Unit No. 4, which are facilities operated by Progress Energy Carolinas.

Progress Energy Florida, along with Seminole Electric Cooperative, Inc., City of Ocala, Orlando Utilities Commission, City of Gainesville, City of Leesburg, Kissimmee Utility Authority, Utilities Commission of the City of New Smyrna Beach, City of Alachua and City of Bushnell, have joint ownership of Crystal River Unit 3. Additionally, Progress Energy Florida is a joint owner of Intercession City Station Unit No. P11 with Georgia Power Company. These facilities are operated by Progress Energy Florida.

Duke Energy Ohio and subsidiaries of American Electric Power Company. Inc. and/or The AES Corporation jointly own electric generating units and related transmission facilities in Ohio and Kentucky.

Duke Energy Indiana and WVPA jointly own Vermillion Station. Additionally, Duke Energy Indiana is a joint-owner of Gibson Station Unit No. 5 with WVPA and Indiana Municipal Power Agency (IMPA), as well as a joint-owner with WVPA and IMPA of certain Indiana transmission property and local facilities. These facilities constitute part of the integrated transmission and distribution systems, which are operated and maintained by Duke Energy Indiana.

The following table presents the Duke Energy Registrants’ share of jointly owned plant or facilities included on the Consolidated Balance Sheets.

		December 31, 2012
		Ownership	Property, Plant,	Accumulated	Construction Work
(in millions)		Share	and Equipment	Depreciation	in Progress
Duke Energy
	Duke Energy Carolinas
	Production:
	Catawba Nuclear Station (Units 1 and 2)(a)	19.25%	$900	$467	$6
	Progress Energy
	Progress Energy Carolinas
	Production:
	Mayo Station(a)	83.83	807	292	65
	Shearon Harris Nuclear Station(a)	83.83	3,571	1,985	104
	Brunswick Nuclear Station(a)	81.67	1,842	985	98
	Roxboro Station (Unit 4)(a)	87.06	741	474	15
	Progress Energy Florida
	Production:
	Crystal River Nuclear Station (Unit 3)(a)(b)	91.78	―	―	―
	Intercession City Station (Unit P11)(a)(c)	66.67	24	13	1
	Duke Energy Ohio
	Production:
	Miami Fort Station (Units 7 and 8)(d)	64.0	617	212	4
	W.C. Beckjord Station (Unit 6)(d)(e)	37.5	―	―	―
	J.M. Stuart Station(d)(f)	39.0	820	265	13
	Conesville Station (Unit 4)(d)(f)	40.0	296	54	27
	W.M. Zimmer Station(d)	46.5	1,354	552	3
	Killen Station(d)(f)	33.0	310	142	2
	East Bend Station(a)	69.0	445	231	9
	Transmission(a)	Various	96	48	―
	Duke Energy Indiana
	Production:
	Gibson Station (Unit 5)(a)	50.05	305	149	6
	Vermillion(a)	62.5	153	56	―
	Transmission and local facilities(a)	Various	3,517	1,521	―
	International and local facilities
	Production:
	Brazil - Canoas I and II(g)	47.2	305	89	―

(a)	Included in USFE&G segment.
(b)

In February 2013, Duke Energy made the decision to retire Crystal River Unit 3.  As of December 31, 2012, all costs associated with Crystal River Unit 3 are included within Regulatory assets on the Consolidated Balance Sheets of Duke Energy, Progress Energy and Progress Energy Florida. See Note 4 for additional information.

(c)

The co-owner of Intercession City Unit P11 has exclusive rights to the output of the unit during the months of June through September. Progress Energy Florida has the rights for the remainder of the year.

(d)	Included in Commercial Power segment.
(e)	In 2010, Duke Energy Ohio recorded impairment charges to write-down its share of W.C. Beckjord Station to fair value. See Note 12 for additional information.
(f)	Station is not operated by Duke Energy Ohio.
(g)	Included in International Energy segment.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

9.  Asset Retirement Obligations

Asset retirement obligations, which represent legal obligations associated with the retirement of certain tangible long-lived assets, are computed as the present value of the projected costs for the future retirement of specific assets and are recognized in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset in the period the liability is incurred and this additional carrying amount is depreciated over the remaining life of the asset. Subsequent to the initial recognition, the liability is adjusted for any revisions to the estimated future cash flows associated with the asset retirement obligation (with corresponding adjustments to property, plant, and equipment), which can occur due to a number of factors including, but not limited to, cost escalation, changes in technology applicable to the assets to be retired and changes in federal, state or local regulations, as well as for accretion of the liability due to the passage of time until the obligation is settled. Depreciation expense is adjusted prospectively for any increases or decreases to the carrying amount of the associated asset. The recognition of asset retirement obligations has no impact on the earnings of the Duke Energy Registrants’ regulated operations as the effects of the recognition and subsequent accounting for an asset retirement obligation are offset by the establishment of regulatory assets and liabilities pursuant to regulatory accounting.

Asset retirement obligations recognized by Duke Energy relate primarily to the decommissioning of nuclear power facilities, asbestos removal, closure of landfills and removal of wind generation assets. Asset retirement obligations recognized by Duke Energy Carolinas, Progress Energy Carolinas and Progress Energy Florida relate primarily to the decommissioning of nuclear power facilities, asbestos removal and closure of landfills at fossil generation facilities. Asset retirement obligations at Duke Energy Ohio relate primarily to the retirement of gas mains, asbestos abatement at certain generating stations and closure and post-closure activities of landfills. Asset retirement obligations at Duke Energy Indiana relate primarily to obligations associated with future asbestos abatement at certain generating stations and closure and post-closure activities of landfills. Certain of the Duke Energy Registrants’ assets have an indeterminate life, such as transmission and

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

distribution facilities and thus the fair value of the retirement obligation is not reasonably estimable. A liability for these asset retirement obligations will be recorded when a fair value is determinable.

The following tables present the changes to the liability associated with asset retirement obligations for the Duke Energy Registrants.

	Year Ended December 31, 2012
		Duke		Progress	Progress	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Carolinas	Florida	Ohio	Indiana
Balance as of January 1,	$1,936	$1,846	$1,265	$896	$369	$27	$43
Acquisitions(a)	3,062	―	―	―	―	―	―
Accretion expense(b)	173	118	86	64	22	1	1
Liabilities settled	(15)	(3)	(2)	(2)	―	―	(10)
Revisions in estimates of cash flows(c)	(4)	(2)	234	―	234	―	(1)
Liabilities incurred in the current year(d)	24	―	837	698	139	―	4
Balance as of December 31(e)	$5,176	$1,959	$2,420	$1,656	$764	$28	$37

	Year Ended December 31, 2011
		Duke		Progress	Progress	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Carolinas	Florida	Ohio	Indiana
Balance as of January 1,	$1,816	$1,728	$1,200	$849	$351	$27	$46
Accretion expense(b)	111	105	67	49	18	2	2
Liabilities settled	(3)	(1)	―	―	―	(2)	―
Revisions in estimates of cash flows	1	9	(2)	(2)	―	―	(9)
Liabilities incurred in the current year	11	5	―	―	―	―	4
Balance as of December 31	$1,936	$1,846	$1,265	$896	$369	$27	$43

(a)	Represents asset retirement obligations resulting from the merger with Progress Energy. See Note 2 for additional information.
(b)

Substantially all of the accretion expense for the years ended December 31, 2012 and 2011 relates to Duke Energy’s regulated electric operations and has been deferred in accordance with regulatory accounting treatment, as discussed above.

(c)	For Progress Energy and Progress Energy Florida, the amounts relate to the retirement of Crystal River Unit 3.
(d)

For Progress Energy, Progress Energy Carolinas and Progress Energy Florida, the amounts primarily relate to spent nuclear fuel disposal recorded in the third quarter of 2012 to conform to Duke Energy's assumptions for the types of estimated costs in the asset retirement obligations.

(e)	Includes $7 million reported in Other current liabilities on the Consolidated Balance Sheets at Duke Energy, Progress Energy and Progress Energy Carolinas.

The Duke Energy Registrants’ regulated operations accrue costs of removal for property that does not have an associated legal retirement obligation based on regulatory orders from the various state commissions. These costs of removal are recorded as a regulatory liability in accordance with regulatory treatment. The Duke Energy Registrants do not accrue the estimated cost of removal for any non regulated assets. See Note 4 for the estimated cost of removal for assets without an associated legal retirement obligation, which are included in Regulatory Liabilities on the Consolidated Balance Sheets as of December 31, 2012 and 2011.

Nuclear Decommissioning Costs.

In 2010, the NCUC and PSCSC approved the retail portion of a total $48 million annual amount for contributions and expense levels for decommissioning for Duke Energy Carolinas. In each of the years ended December 31, 2012, 2011 and 2010, Duke Energy Carolinas expensed $48 million and contributed cash of $48 million to the NDTF for decommissioning costs. In 2010, the NCUC and the PSCSC approved the retail portion of a total $31 million annual amount for contributions and expense levels for decommissioning for Progress Energy Carolinas. In each of the years ended December 31, 2012, 2011 and 2010, Progress Energy Carolinas expensed $31 million and contributed cash of $31 million to the NDTF for decommissioning costs. These amounts are presented in the Consolidated Statements of Cash Flows in Purchases of available-for-sale securities within Net Cash Used in Investing Activities. The contributions for Duke Energy Carolinas were to the funds reserved for contaminated costs as contributions to the funds reserved for non-contaminated costs have been discontinued since the current estimates indicate existing funds to be sufficient to cover projected future costs. The contributions for Progress Energy Carolinas were to funds reserved for contaminated and non-contaminated costs. Both the NCUC and the PSCSC have allowed Duke Energy Carolinas and Progress Energy Carolinas to recover estimated decommissioning costs through retail rates over the expected remaining service periods of their respective nuclear stations. Duke Energy Carolinas and Progress Energy Carolinas believe that the decommissioning costs being recovered through rates, when coupled with expected fund earnings, will be sufficient to provide for the cost of future decommissioning. As discussed below, Progress Energy Florida has suspended its accrual for nuclear decommissioning.

Use of the NDTF investments are restricted to nuclear decommissioning activities and the NDTF investments are managed and invested in accordance with applicable requirements of various regulatory bodies, including the NRC, the FERC, the NCUC, the PSCSC and the Internal Revenue Service (IRS). The fair value of assets that are legally restricted for purposes of settling asset retirement obligations

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

associated with nuclear decommissioning are $3,941 million and $2,053 million for Duke Energy and Duke Energy Carolinas for the year ended December 31, 2012, respectively, and $1,797 million for Duke Energy and Duke Energy Carolinas for the year ended December 31, 2011. The NDTF balances presented on the Consolidated Balance Sheets for Progress Energy, Progress Energy Carolinas and Progress Energy Florida represent the fair value of assets legally restricted for purposes of settling asset retirement obligations associated with nuclear decommissioning.

The NCUC, PSCSC and the FPSC require updated cost estimates for decommissioning nuclear plants every five years.

Duke Energy Carolinas completed site-specific nuclear decommissioning cost studies in January 2009 that showed total estimated nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of $3 billion in 2008 dollars. This estimate includes Duke Energy Carolinas’ ownership interest in its jointly owned unit. Duke Energy Carolinas filed these site-specific nuclear decommissioning cost studies with the NCUC and the PSCSC in conjunction with various rate case filings. In addition to the decommissioning cost studies, a new funding study was completed and indicates the current annual funding requirement of $48 million is sufficient to cover the estimated decommissioning costs.

Progress Energy Carolinas completed site-specific nuclear decommissioning cost studies in December 2009, which were filed with the NCUC on March 16, 2010. Progress Energy Carolinas estimate is based on prompt dismantlement decommissioning, which reflects the cost of removal of all radioactive and other structures currently at the site, with such removal occurring after operating license expiration. These decommissioning cost estimates also include interim spent fuel storage costs associated with maintaining spent nuclear fuel on site until such time that it can be transferred to a DOE facility. See Note 5 for information related to spent nuclear fuel litigation. These estimates, in 2009 dollars, were $3.0 billion. The estimates are subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. This estimate includes Progress Energy Carolinas ownership interest in jointly owned units. In addition to the decommissioning cost studies, a new funding study was completed and indicates the current annual funding requirement of $31 million is sufficient to cover the estimated decommissioning costs.

Progress Energy Florida completed a site-specific nuclear decommissioning cost study in October 2008, which was filed with the FPSC in 2009 as part of Progress Energy Florida’s base rate filing. However, the FPSC deferred review of Progress Energy Florida’s nuclear decommissioning study from the rate case to be addressed in 2010 in order for FPSC staff to assess Progress Energy Florida’s study in combination with other utilities anticipated to submit nuclear decommissioning studies in 2010. Progress Energy Florida was not required to prepare a new site-specific nuclear decommissioning study in 2010; however, Progress Energy Florida was required to update the 2008 study with the most currently available escalation rates in 2010, which was filed with the FPSC in December 2010. The FPSC approved Progress Energy Florida’s nuclear decommissioning cost study on April 30, 2012. Progress Energy Florida’s estimate is based on prompt dismantlement decommissioning and includes interim spent fuel storage costs associated with maintaining spent nuclear fuel on site until such time that it can be transferred to a DOE facility. See Note 5 for information related to spent nuclear fuel litigation. The estimate, in 2008 dollars, is $751 million and is subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. This estimate includes Progress Energy Florida’s ownership interest in jointly owned stations. Based on the 2008 estimate, assumed operating license renewal and updated escalation factors in 2010, Progress Energy Florida decreased its asset retirement cost and its asset retirement obligation by approximately $37 million in 2010. With the retirement of Crystal River Unit 3 it is anticipated that a delayed dismantlement approach to decommissioning referred to as SAFSTOR, will be submitted to the NRC for approval. This decommissioning approach is currently utilized at a number of retired domestic nuclear power plants and is one of three generally accepted approaches to decommissioning required by the NRC. Once an updated site specific decommissioning study is completed it will be filed with the FPSC. As part of the evaluation of repairing Crystal River Unit 3, initial estimates of the cost to decommission the plant under the SAFSTOR option were developed. The estimate in 2011 dollars is $989 million. Based on the 2011 SAFSTOR estimate, Progress Energy Florida increased its asset retirement regulatory asset and its ARO liability by approximately $234 million in 2012. Retail accruals on Progress Energy Florida’s reserves for nuclear decommissioning were previously suspended under the terms of previous base rate settlement agreements. Progress Energy Florida will continue this suspension based on the FPSC’s approval on April 30, 2012 of its 2010 nuclear decommissioning filing. No nuclear decommissioning reserve accrual is recorded at Progress Energy Florida following a FERC accounting order issued in November 2006.

The operating licenses for the Duke Energy Registrants’ nuclear units are subject to extension. The following table includes the current expiration of nuclear operating licenses.

Unit	Year of Expiration
Duke Energy Carolinas
Catawba Unit 1	2043
Catawba Unit 2	2043
McGuire Unit 1	2041
McGuire Unit 2	2043
Oconee Unit 1	2033
Oconee Unit 2	2033
Oconee Unit 3	2034
Progress Energy Carolinas
Brunswick Unit 1	2036
Brunswick Unit 2	2034
Harris	2046
Robinson	2030
Progress Energy Florida
Crystal River Unit 3	2016

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

10. PROPERTY, PLANT AND EQUIPMENT

				December 31, 2012
(in millions)	Estimated Useful Life (Years)			Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Land				$1,368	$378	$618	$380	$239	$136	$90
Plant - Regulated
Electric generation, distribution and transmission	2	-	138	73,181	29,269	30,250	18,009	12,041	3,774	8,622
Natural gas transmission and distribution	12	-	60	2,026	―	―	―	―	2,026	―
Other buildings and improvements	2	-	100	1,319	444	609	283	318	125	149
Plant - Unregulated
Electric generation, distribution and transmission	2	-	100	6,055	―	―	―	―	3,870	―
Other buildings and improvements	9	-	90	2,940	―	―	―	―	191	―
Nuclear fuel		-		2,127	1,277	850	850	―	―	―
Equipment	1	-	34	1,448	279	604	336	90	255	141
Construction in process		-		6,655	1,996	1,424	946	474	204	2,836
Other	5	-	60	3,272	547	791	380	270	243	174
Total property, plant and equipment(a)				100,391	34,190	35,146	21,184	13,432	10,824	12,012
Total accumulated depreciation - regulated(b)(c)(d)				(29,471)	(11,437)	(12,512)	(8,185)	(4,072)	(1,995)	(3,692)
Total accumulated depreciation - unregulated(c)(d)				(2,498)	―	―	―	―	(703)	―
Generation facilities to be retired, net				136	73	63	63	―	―	―
Total net property, plant and equipment				$68,558	$22,826	$22,697	$13,062	$9,360	$8,126	$8,320

(a)

Includes capitalized leases of $1,844 million, $53 million, $339 million, $150 million, $189 million, $86 million, and $28 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio, and Duke Energy Indiana, respectively, primarily in regulated plant. The Progress Energy, Progress Energy Carolinas and Progress Energy Florida amounts are net of $49 million, an insignificant amount and $48 million, respectively, of accumulated amortization of capitalized leases.

(b)

Includes $857 million, $557 million, $300 million and $300 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy and Progress Energy Carolinas, respectively.

(c)

Includes accumulated amortization of capitalized leases of $34 million, $3 million, $12 million and $5 million at Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana, respectively.

(d)	Includes accumulated depreciation of VIEs of $103 million and an insignificant amount at December 31, 2012 at Duke Energy and Progress Energy, respectively.

				December 31, 2011
(in millions)	Estimated Useful Life (Years)			Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Land				$745	$372	$595	$367	$228	$135	$88
Plant - Regulated
Electric generation, distribution and transmission	2	-	138	38,171	26,307	28,824	16,078	12,546	3,595	8,269
Natural gas transmission and distribution	12	-	60	1,927	―	―	―	―	1,927	―
Other buildings and improvements	9	-	100	672	428	473	138	327	106	138
Plant - Unregulated
Electric generation, distribution and transmission	2	-	100	5,464	―	―	―	―	3,997	―
Other buildings and improvements	9	-	44	2,095	―	―	―	―	192	―
Nuclear fuel		-		1,213	1,213	1,161	862	299	―	―
Equipment	3	-	33	863	248	553	318	82	168	134
Construction in process		-		7,664	3,774	2,454	1,294	1,155	255	2,992
Other	5	-	60	2,476	498	753	326	289	257	170
Total property, plant and equipment(a)				61,290	32,840	34,813	19,383	14,926	10,632	11,791
Total accumulated depreciation - regulated(b)(c)(d)				(16,550)	(11,269)	(12,684)	(7,991)	(4,474)	(1,916)	(3,393)
Total accumulated depreciation - unregulated(c)(d)				(2,159)	―	―	―	―	(678)	―
Generation facilities to be retired, net				80	80	163	163	―	―	―
Total net property, plant and equipment				$42,661	$21,651	$22,292	$11,555	$10,452	$8,038	$8,398

(a)

Includes capitalized leases of $444 million, $53 million, $211 million, $12 million, $199 million, $82 million, and $33 million at Duke Energy, Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio, and Duke Energy Indiana, respectively. The Progress Energy, Progress Energy Carolinas and Progress Energy Florida amounts are net of $56 million, $18 million and $38 million, respectively, of accumulated amortization of capitalized leases.

(b)

Includes $578 million, $578 million, $394 million, $322 million and $72 million of accumulated amortization of nuclear fuel at Duke Energy, Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas and Progress Energy Florida, respectively.

(c)

Includes accumulated amortization of capitalized leases of $28 million, an insignificant amount, $11 million and $6 million at Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, and Duke Energy Indiana, respectively.

(d)	Includes accumulated depreciation of VIEs of $62 million and an insignificant amount at December 31, 2011 at Duke Energy and Progress Energy, respectively.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table presents capitalized interest, which includes the debt component of AFUDC.
	Year Ended December 31,
(in millions)	2012	2011	2010
Duke Energy	$177	$166	$167
Duke Energy Carolinas	72	78	83
Progress Energy	41	35	32
Progress Energy Carolinas	23	20	19
Progress Energy Florida	18	15	13
Duke Energy Ohio	15	9	8
Duke Energy Indiana	39	33	19

11. OTHER INCOME AND EXPENSES, NET

The components of Other Income and Expenses, net on the Consolidated Statements of Operations are as follows:

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Interest income	$50	$11	$2	$1	$1	$10	$7
Foreign exchange losses(a)	(5)	―	―	―	―	―	―
AFUDC equity	300	154	106	69	37	6	84
Deferred returns	24	24	―	―	―	―	―
Other income (expense)	28	(4)	22	9	1	(3)	(1)
Other income and expense, net	$397	$185	$130	$79	$39	$13	$90

(a)	Primarily relates to International Energy's remeasurement of certain cash and debt balances into the functional currency.

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Interest income	$53	$10	$2	$1	$1	$14	$14
Foreign exchange gains (a)	2	―	―	―	―	―	―
AFUDC equity	260	168	103	71	32	5	88
CVO mark-to-market loss	―	―	(59)	―	―	―	―
Deferred returns	10	10	―	―	―	―	―
Other income (expense)	51	(2)	6	8	(3)	―	(5)
Other income and expense, net	$376	$186	$52	$80	$30	$19	$97

(a)	Primarily relates to International Energy's remeasurement of certain cash and debt balances into the functional currency.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2010
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Interest income	$67	$23	$7	$3	$1	$18	$14
Foreign exchange gains (a)	1	―	―	―	―	―	―
AFUDC equity	234	174	92	64	28	4	56
Deferred returns	15	15	―	―	―	―	―
Other income	53	―	10	4	3	3	―
Other income and expense, net	$370	$212	$109	$71	$32	$25	$70

(a)	Primarily relates to International Energy's remeasurement of certain cash and debt balances into the functional currency.

12. GOODWILL AND INTANGIBLE ASSETS

Goodwill
The following tables present goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio.

Duke Energy
(in millions)	USFE&G	Commercial Power	International Energy	Total
Balance at December 31, 2011:
Goodwill	$3,483	$940	$297	$4,720
Accumulated impairment charges	―	(871)	―	(871)
Balance at December 31, 2011, as adjusted for accumulated impairment charges	3,483	69	297	3,849
Acquisitions (a)	12,467	―	59	12,526
Foreign exchange and other changes	―	(7)	(3)	(10)
Balance at December 31, 2012:
Goodwill	15,950	933	353	17,236
Accumulated impairment charges	―	(871)	―	(871)
Balance at December 31, 2012, as adjusted for accumulated impairment charges	$15,950	$62	$353	$16,365

(a)	USFE&G amount relates to the merger with Progress Energy. International Energy amount relates to the Ibener acquisition. See Note 2 for further information.

Duke Energy Ohio
(in millions)	Franchised Electric & Gas	Commercial Power		Total
Balance at December 31, 2011:
Goodwill	$1,137		$1,188	$2,325
Accumulated impairment charges	(216)		(1,188)	(1,404)
Balance at December 31, 2011, as adjusted for accumulated impairment charges	921		―	921
Balance at December 31, 2012:
Goodwill	1,137		1,188	2,325
Accumulated impairment charges	(216)		(1,188)	(1,404)
Balance at December 31, 2012, as adjusted for accumulated impairment charges	$921	$	―	$921

Progress Energy had Goodwill of $3,655 million as of December 31, 2012 and 2011, for which there are no accumulated impairment charges.

In the fourth quarter of 2012, goodwill for the Renewables reporting unit within Commercial Power was analyzed for impairment primarily as a result of changes in the tax benefits for renewable projects. Based on results of the fourth quarter 2012 impairment analysis, the

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

fair value of the Renewables reporting unit exceeded its carrying value thus no impairment was recorded. The fair value of the Renewables reporting unit is impacted by a multitude of factors, including legislative actions related to tax credit extensions, long-term growth rate assumptions, the market price of power and discount rates. Management continues to monitor these assumptions for any indicators that the fair value of the reporting unit could be below the carrying value, and will assess goodwill for impairment as appropriate.

Midwest Generation Asset Impairment. In the second quarter of 2010, based on circumstances discussed below, management determined that it was more likely than not that the fair value of Commercial Power’s nonregulated Midwest generation reporting unit was below its respective carrying value. Accordingly, an interim impairment test was performed for this reporting unit. Determination of reporting unit fair value was based on a combination of the income approach, which estimates the fair value of Duke Energy’s reporting units based on discounted future cash flows, and the market approach, which estimates the fair value of Duke Energy’s reporting units based on market comparables within the utility and energy industries. Based on completion of step one of the second quarter 2010 impairment analysis, management determined that the fair value of Commercial Power’s non-regulated Midwest generation reporting unit was less than its carrying value, which included goodwill of $500 million.

Commercial Power’s nonregulated Midwest generation reporting unit includes nearly 4,000 MW of primarily coal-fired generation capacity in Ohio which was dedicated under the ESP through December 31, 2011. Additionally, this reporting unit has approximately 3,600 MW of gas-fired generation capacity in Ohio, Pennsylvania, Illinois and Indiana which provides generation to unregulated energy markets in the Midwest. The businesses within Commercial Power’s nonregulated Midwest generation reporting unit operate in unregulated markets which allow for customer choice among suppliers. As a result, the operations within this reporting unit are subjected to competitive pressures that do not exist in any of Duke Energy’s regulated jurisdictions.

Commercial Power’s other businesses, including the renewable generation assets, are in a separate reporting unit for goodwill impairment testing purposes. No impairment existed with respect to Commercial Power’s renewable generation assets.

The fair value of Commercial Power’s nonregulated Midwest generation reporting unit is impacted by a multitude of factors, including current and forecasted customer demand, forecasted power and commodity prices, uncertainty of environmental costs, competition, the cost of capital, valuation of peer companies and regulatory and legislative developments. Management’s assumptions and views of these factors continually evolve, and certain views and assumptions used in determining the fair value of the reporting unit in the 2010 interim impairment test changed significantly from those used in the 2009 annual impairment test. These factors had a significant impact on the valuation of Commercial Power’s nonregulated Midwest generation reporting unit. More specifically, the following factors significantly impacted management’s valuation of the reporting unit:

•          Sustained lower forward power prices — In Ohio, Duke Energy’s Commercial Power segment provided power to retail customers under the ESP, which utilizes rates approved by the PUCO through 2011. These rates in 2010 were above market prices for generation services, resulting in customers switching to other generation providers. As discussed in Note 4, Duke Energy Ohio will establish a new SSO for retail load customers for generation after the current ESP expires on December 31, 2011. Given forward power prices, which declined from the time of the 2009 impairment, significant uncertainty existed with respect to the generation margin that would be earned under the new SSO.

•          Potentially more stringent environmental regulations from the U.S. EPA—In May and July of 2010, the EPA issued proposed rules associated with the regulation of CCRs to address risks from the disposal of CCRs (e.g., ash ponds) and to limit the interstate transport of emissions of NOx and SO2. These proposed regulations, along with other pending EPA regulations, could result in significant expenditures for coal fired generation plants, and could result in the early retirement of certain generation assets, which do not currently have control equipment for NOx and SO2, as soon as 2014.

•          Customer switching — ESP customers have increasingly selected alternative generation service providers, as allowed by Ohio legislation, which further erodes margins on sales. In the second quarter of 2010, Duke Energy Ohio’s residential class became the target of an intense marketing campaign offering significant discounts to residential customers that switch to alternate power suppliers. Customer switching levels were at approximately 55% at June 30, 2010 compared to approximately 29% in the third quarter of 2009.

As a result of the factors above, a non-cash goodwill impairment charge of $500 million was recorded during the second quarter of 2010. This impairment charge represented the entire remaining goodwill balance for Commercial Power’s non-regulated Midwest generation reporting unit. In addition to the goodwill impairment charge, and as a result of factors similar to those described above, Commercial Power recorded $160 million of pre-tax impairment charges related to certain generating assets and emission allowances primarily associated with these generation assets in the Midwest to write-down the value of these assets to their estimated fair value. The generation assets that were subject to this impairment charge were those coal-fired generating assets that do not have certain environmental emissions control equipment, causing these generation assets to be heavily impacted by the EPA’s proposed rules on emissions of NOx and SO2. These impairment charges are recorded in Goodwill and Other Impairment Charges on Duke Energy’s Consolidated Statement of Operations.

Intangible Assets

The following tables show the carrying amount and accumulated amortization of intangible assets.

	December 31, 2012
(in millions)	Duke Energy	Duke Energy Ohio	Duke Energy Indiana
Emission allowances	$80	$24	$29
Gas, coal and power contracts	295	272	24
Wind development rights	111	―	―
Other	109	10	―
Total gross carrying amounts	595	306	53
Accumulated amortization - gas, coal and power contracts	(180)	(168)	(12)
Accumulated amortization - wind development rights	(9)	―	―
Accumulated amortization - other	(34)	(9)	―
Total accumulated amortization	(223)	(177)	(12)
Total intangible assets, net	$372	$129	$41

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2011
(in millions)	Duke Energy	Duke Energy Ohio	Duke Energy Indiana
Emission allowances	$66	$29	$37
Gas, coal and power contracts	295	271	24
Wind development rights	137	―	―
Other	72	10	―
Total gross carrying amounts	570	310	61
Accumulated amortization - gas, coal and power contracts	(169)	(158)	(11)
Accumulated amortization - wind development rights	(7)	―	―
Accumulated amortization - other	(31)	(9)	―
Total accumulated amortization	(207)	(167)	(11)
Total intangible assets, net	$363	$143	$50

Emission allowances in the tables above for Duke Energy and Duke Energy Ohio include emission allowances acquired by Duke Energy as part of its merger with Cinergy, which were recorded at the then fair value on the date of the merger in April 2006, and emission allowances purchased by Duke Energy Ohio. Additionally, the Duke Energy Registrants are allocated certain zero cost emission allowances on an annual basis.

The following tables show the change in the gross carrying value of emission allowances.

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Ohio	Duke Energy Indiana
Gross carrying value at beginning of period	$66	$29	$37
Amounts acquired in Progress Energy merger	29	―
Purchases of emission allowances	―	―	―
Sales and consumption of emission allowances(a)(b)	(15)	(5)	(8)
Gross carrying value at end of period	$80	$24	$29

	December 31, 2011
(in millions)	Duke Energy	Duke Energy Ohio	Duke Energy Indiana
Gross carrying value at beginning of period	$175	$125	$49
Purchases of emission allowances	4	1	2
Sales and consumption of emission allowances(a)(b)	(39)	(18)	(21)
Impairment of emission allowances	(79)	(79)	―
Other changes	5	―	7
Gross carrying value at end of period	$66	$29	$37

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed.
(b)	See Note 2 for additional information regarding gains and losses on sales of emission allowances by USFE&G and Commercial Power.

	The following table presents amortization expense for gas, coal and power contracts, wind development rights and other intangible assets.
	December 31,
(in millions)	2012	2011	2010
Duke Energy	$14	$10	$24
Duke Energy Ohio	12	8	20
Duke Energy Indiana	1	1	1

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2012. The expected amortization expense includes estimates of emission allowances consumption and estimates of consumption of commodities such as gas and coal under existing contracts, as well as estimated amortization related to the wind development projects. The amortization amounts discussed below are estimates and actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances or other intangible assets, delays in the in-service dates of wind assets, additional intangible acquisitions and other events.

(in millions)	2013	2014	2015	2016	2017
Duke Energy	$45	$19	$17	$16	$15
Duke Energy Ohio	8	13	10	10	9
Duke Energy Indiana	30	1	1	1	1

Emission Allowance Impairment.  On August 8, 2011, the EPA’s final rule to replace CAIR was published in the Federal Register. As further discussed in Note 5, the CSAPR established state-level annual SO2 and NOx caps that were required to take effect on January 1, 2012, and state-level ozone-season NOx caps that were to take effect on May 1, 2012. The CSAPR did not utilize CAA emission allowances as the original CAIR provided. Under the CSAPR, the EPA was expected to issue new emission allowances to be used exclusively for purposes of complying with the CSAPR cap-and-trade program. After this ruling was published in 2011, Duke Energy evaluated the effect of the CSAPR on the carrying value of emission allowances recorded at its USFE&G and Commercial Power segments. Based on the provisions of the CSAPR, Duke Energy Ohio had more SO2 allowances than were needed to comply with the continuing CAA acid rain cap-and-trade program (excess emission allowances). Duke Energy Ohio incurred a pre-tax impairment of $79 million in 2011 to write down the carrying value of excess emission allowances held by Commercial Power to fair value. The charge is recorded in Impairment charges on Duke Energy and Duke Energy Ohio’s Consolidated Statement of Operations. This amount was based on the fair value of excess allowances held by Commercial Power for compliance under the continuing CAA acid rain cap-and-trade program as of September 30, 2011.

13. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in domestic and international affiliates that are not controlled by Duke Energy, but over which it has significant influence, are accounted for using the equity method. Significant investments in affiliates accounted for under the equity method are discussed below.

Commercial Power

As of December 31, 2012 and 2011 investments accounted for under the equity method primarily consisted of Duke Energy’s approximate 50% ownership interest in the five Sweetwater projects (Phase I-V), which own wind power assets located in Texas. As of December 31, 2012 Duke Energy held a 50% ownership interest in both INDU Solar Holdings, LLC and DS Cornerstone, LLC, which own solar and wind power projects, respectively. As of December 31, 2011 Duke Energy held a 49% ownership interest in Suez-DEGS Solutions of Ashtabula LLC, and a 50% ownership interest in INDU Solar Holdings, LLC. Duke Energy sold its interest in Ashtabula during 2012. The sale did not result in a significant gain or loss.

International Energy

As of December 31, 2012 and 2011, Duke Energy held a 25% indirect interest in NMC, which owns and operates a methanol and MTBE business in Jubail, Saudi Arabia. As of December 31, 2011, Duke Energy held a 25% ownership interest in Attiki Gas Supply, S.A (Attiki). In the first quarter of 2012, Duke Energy completed the sale of this interest to an existing equity owner. No gain or loss was recognized on the sale.

Other

As of December 31, 2012 and 2011, investments accounted for under the equity method primarily include a 50% ownership interest in DukeNet, which owns and operates telecommunications businesses.

On December 21, 2010, as discussed in Note 3, Duke Energy completed an agreement with Alinda to sell a 50% ownership interest in DukeNet. As a result of the disposition transaction, DukeNet and Alinda are equal 50% owners in the new joint venture. The sale resulted in a $139 million pre-tax gain recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. Prior to the closing of the transaction, DukeNet was a consolidated wholly owned subsidiary of Duke Energy.

On December 2, 2010, Duke Energy completed the sale of its 30% equity investment in Q-Comm to Windstream Corp. (Windstream). The sale resulted in $165 million in net proceeds, including $87 million of Windstream common shares and a $109 million pre-tax gain recorded in Gains on sales of unconsolidated affiliates on the Consolidated Statements of Operations.

As of December 31, 2012 and 2011, the carrying amount of investments in affiliates with carrying amounts greater than zero approximated the amount of underlying equity in net assets.

Impairments

During the years ended December 31, 2012 and 2010, Duke Energy recorded pre-tax impairment charges to the carrying value of investments in unconsolidated affiliates of $6 million and $11 million, respectively. There were no significant pre-tax impairment charges to the

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

carrying value of investments in unconsolidated affiliates during the year ended December 31, 2011. These impairment charges, which were recorded in Gains (losses) on sales of unconsolidated affiliates on the Consolidated Statements of Operations, were recorded as a result of Duke Energy concluding that it would not be able to recover its carrying value in the related investments, thus the carrying value of these investments were written down to their estimated fair value.

The following table presents Duke Energy’s investment in equity method unconsolidated affiliates by segment and geographic area.

	December 31, 2012				December 31, 2011
(in millions)	U.S.		Foreign	Total	U.S.		Foreign	Total
U.S. Franchised Electric and Gas	$5	$	―	$5	$5	$	―	$5
Commercial Power	219		―	219	188		―	188
International Energy	―		81	81	―		91	91
Other	168		10	178	167		9	176
Investments in Equity Method Unconsolidated Affiliates	$392		$91	$483	$360		$100	$460

The following table presents Duke Energy's equity in earnings of equity method unconsolidated affiliates by segment.

Years Ended December 31,

	2012				2011						2010
(in millions)	U.S		Foreign	Total		U.S		Foreign		Total		U.S		Foreign		Total
U.S. Franchised Electric and Gas	$(5)	$	―	$(5)	$	―	$	―	$	―	$	―	$	―	$	―
Commercial Power	14		―	14		6		―		6		7		―		7
International Energy	―		134	134		―		145		145		―		102		102
Other	3		2	5		7		2		9		5		2		7
Equity in Earnings of Unconsolidated Affiliates	$12		$136	$148		$13		$147		$160		$12		$104		$116

	During the years ended December 31, 2012, 2011 and 2010, Duke Energy received distributions from equity investments of $183 million,
$149 million and $111 million, respectively, which are included in Other assets within Cash Flows from Operating Activities on the Consolidated
Statements of Cash Flows.

	The following table presents Duke Energy's summarized combined financial information of equity method unconsolidated affiliates.

(in millions)	December 31, 2012	December 31, 2011
Balance Sheet
Current assets	$577	$492
Non-current assets	2,252	1,599
Current liabilities	(601)	(267)
Non-current liabilities	(579)	(225)
Net assets	$1,649	$1,599

	Years Ended December 31,
(in millions)	2012	2011	2010
Income Statement
Operating revenues	$1,624	$1,615	$1,385
Operating expenses	$727	$865	$924
Net income	$665	$607	$430

Other Investments

Commercial Power had an interest in South Houston Green Power, L.P. (SHGP), which is a cogeneration facility containing three combustion turbines in Texas City, Texas. Although Duke Energy owned a significant portion of SHGP, it was not consolidated as Duke Energy did not hold a majority voting control or have the ability to exercise control over SHGP, nor was Duke Energy the primary beneficiary. Duke Energy exercised the cash settlement option of an asset swap agreement for SHGP and received total cash proceeds of $184 million in December 2010. This transaction did not result in a significant gain.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

14.  RELATED PARTY TRANSACTIONS

The Subsidiary Registrants engage in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Refer to the Consolidated Balance Sheets of Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio and Duke Energy Indiana for balances due to or due from related parties. Amounts related to transactions with related parties included in the Consolidated Statements of Operations and Comprehensive Income are presented in the following table.

	Years Ended December 31,
(in millions)	2012	2011		2010
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$1,112		$1,009		$1,016
Indemnification coverages(b)	$21		$21		$25
Joint Dispatch Agreement (JDA) revenue(c)	$18	$	―	$	―
Joint Dispatch Agreement (JDA) expense(c)	$91	$	―	$	―
Progress Energy
Corporate governance and shared services provided by Duke Energy(a)	$63	$	―	$	―
Corporate governance and shared services provided to Duke Energy(d)	47		―		―
Indemnification coverages(b)	$17	$	―	$	―
Joint Dispatch Agreement (JDA) revenue(c)	$91	$	―	$	―
Joint Dispatch Agreement (JDA) expense(c)	$18	$	―	$	―
Progress Energy Carolinas
Corporate governance and shared service expenses(a)	$254		$203		$176
Indemnification coverages(b)	$8	$	―	$	―
Joint Dispatch Agreement (JDA) revenue(c)	$91	$	―	$	―
Joint Dispatch Agreement (JDA) expense(c)	$18	$	―	$	―
Progress Energy Florida
Corporate governance and shared service expenses(a)	$186		$160		$156
Indemnification coverages(b)	$8	$	―	$	―
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$358		$401		$369
Indemnification coverages(b)	$15		$17		$19
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$419		$415		$364
Indemnification coverages(b)	$8		$7		$8

(a)

The Subsidiary Registrants are charged their proportionate share of corporate governance and other costs by unconsolidated affiliates that are consolidated affiliates of Duke Energy and Progress Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, maintenance and other on the Consolidated Statements of Operations and Comprehensive Income.

(b)

The Subsidiary Registrants incur expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly owned captive insurance subsidiary. These expenses are recorded in Operation, maintenance and other on the Consolidated Statements of Operations and Comprehensive Income.

(c)

Effective with the consummation of the merger between Duke Energy and Progress Energy, Duke Energy Carolinas and Progress Energy Carolinas began to participate in a JDA which allowed the collective dispatch of power plants between the service territories to reduce customer rates. Revenues from the sale of power under the JDA are recorded in Regulated electric within revenue on the Consolidated Statements of Operations and Comprehensive Income. Expenses from the purchase of power under the JDA are recorded in Fuel used in electric generation and purchased power - regulated on the Consolidated Statements of Operations and Comprehensive Income.

(d)

Progress Energy charges a proportionate share of corporate governance and other costs to unconsolidated affiliates that are consolidated affiliates of Duke Energy. Corporate governance and other shared costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third-party costs. These charges are recorded as an offset to Operation, maintenance and other in the Statements of Operations and Comprehensive Income.

In addition to the amounts presented above, the Subsidiary Registrants record income associated with the rental of office space to consolidated affiliates of Duke Energy, as well as their proportionate share of certain charged expenses from affiliates of Duke Energy. The Duke Energy registrants participate in a money pool arrangement with Duke Energy and certain of its subsidiaries. See Note 6 for more information regarding money pool. As discussed in Note 18, certain trade receivables have been sold by Duke Energy Ohio and Duke Energy

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Indiana to CRC, an unconsolidated entity formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price. Rental income, interest income and interest expense on these transactions were not material for the years ended December 31, 2012, 2011 and 2010.

In January 2012, Duke Energy Ohio recorded a non-cash equity transfer of $28 million related to the sale of Vermilion to Duke Energy Indiana. Duke Energy Indiana recorded a non-cash after tax equity transfer of $26 million for the purchase of Vermillion from Duke Energy Ohio. See note 2 for further discussion.

DECAM is a non-regulated, direct subsidiary of Duke Energy Ohio. DECAM conducts business activities including the execution of commodity transactions, third party vendor and supply contracts and service contracts for certain of Duke Energy’s non-regulated entities. The commodity contracts that DECAM enters either do not qualify as hedges or are accounted for as undesignated contracts, thus the mark-to-market impacts of these contracts are reflected in Duke Energy Ohio’s Consolidated Statements of Operations and Comprehensive Income. In addition, equal and offsetting mark-to-market impacts of intercompany contracts with non-regulated entities are reflected in Duke Energy Ohio’s Consolidated Statements of Operations and Comprehensive Income representing the pass through of the economics of the original contracts to non-regulated entities in accordance with contractual arrangements between Duke Energy Ohio and non-regulated entities. Because it is not a rated entity, DECAM receives its credit support from Duke Energy or its non-regulated subsidiaries and not the regulated utility operations of Duke Energy Ohio. DECAM meets its funding needs through an intercompany loan agreement from a subsidiary of Duke Energy. DECAM also has the ability to loan money to the subsidiary of Duke Energy. DECAM had an outstanding intercompany loan payable with the subsidiary of Duke Energy of $79 million as of December 31, 2012. This amount is recorded in Notes payable to affiliated companies on Duke Energy Ohio’s Consolidated Balance Sheets. DECAM had a $90 million intercompany loan receivable with the subsidiary of Duke Energy as of December 31, 2011. This amount is recorded in Notes receivable from affiliated companies on Duke Energy Ohio’s Consolidated Balance Sheets. As discussed in Note 6, in August 2012, Duke Energy issued $1.2 billion of senior unsecured notes. Proceeds from the issuances were used in part to repay outstanding notes of $500 million to DECAM, and such funds were ultimately used to repay at maturity Duke Energy Ohio’s $500 million debentures due September 15, 2012. In conjunction with the proposed generation asset transfer discussed in Note 4, Duke Energy Ohio’s capital structure is being restructured to reflect appropriate debt and equity ratios for its regulated Franchised Electric and Gas operations.

15. RISK MANAGEMENT, DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Duke Energy Registrants closely monitor the risks associated with commodity price changes and changes in interest rates on their operations and, where appropriate, use various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments qualify for hedge accounting and are designated as hedging instruments, while others either do not qualify as hedges or have not been designated as hedges (hereinafter referred to as undesignated contracts). The Duke Energy Registrants’ primary use of energy commodity derivatives is to hedge the generation portfolio against exposure to changes in the prices of power and fuel. Interest rate swaps are entered into to manage interest rate risk primarily associated with the Duke Energy Registrants’ variable-rate and fixed-rate borrowings.

The accounting guidance for derivatives requires the recognition of all derivative instruments not identified as NPNS as either assets or liabilities at fair value in the Consolidated Balance Sheets. For derivative instruments that qualify for hedge accounting, the Duke Energy Registrants may elect to designate such derivatives as either cash flow hedges or fair value hedges. The Duke Energy Registrants offset fair value amounts recognized on the Consolidated Balance Sheets related to derivative instruments executed with the same counterparty under the same master netting agreement.

The operations of the USFE&G business segment meet the criteria for regulatory accounting treatment. Accordingly, for derivatives designated as cash flow hedges within USFE&G, gains and losses are reflected as a regulatory liability or asset instead of as a component of AOCI. For derivatives designated as fair value hedges or left undesignated within USFE&G, gains and losses associated with the change in fair value of these derivative contracts would be deferred as a regulatory liability or asset, thus having no immediate earnings impact.

Within the Duke Energy Registrants’ unregulated businesses, for derivative instruments that qualify for hedge accounting and are designated as cash flow hedges, the effective portion of the gain or loss is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that qualify and are designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings in the current period. The Duke Energy Registrants include the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item in the Consolidated Statements of Operations. Additionally, the Duke Energy Registrants enter into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. The changes in fair value of these undesignated derivative instruments are reflected in current earnings.

Commodity Price Risk

The Duke Energy Registrants are exposed to the impact of market changes in the future prices of electricity (energy, capacity and financial transmission rights), coal, natural gas and emission allowances (SO2, seasonal NOX and annual NOX) as a result of their energy operations such as electricity generation and the transportation and sale of natural gas. With respect to commodity price risks associated with electricity generation, the Duke Energy Registrants are exposed to changes including, but not limited to, the cost of the coal and natural gas used to generate electricity, the prices of electricity in wholesale markets, the cost of capacity and electricity purchased for resale in wholesale markets and the cost of emission allowances primarily at the Duke Energy Registrants’ coal fired power plants. Risks associated with commodity price changes on future operations are closely monitored and, where appropriate, various commodity contracts are used to mitigate the effect of such fluctuations on operations. Exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity Fair Value Hedges. At December 31, 2012, there were no open commodity derivative instruments that were designated as fair value hedges.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Commodity Cash Flow Hedges. At December 31, 2012, there were immaterial open commodity derivative instruments that were designated as cash flow hedges.

Undesignated Contracts.  The Duke Energy Registrants use derivative contracts as economic hedges to manage the market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts may include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that do not or no longer qualify for the NPNS scope exception, and de-designated hedge contracts. These contracts expire as late as 2016.

Undesignated contracts also include contracts associated with operations that Duke Energy continues to wind down or has included as discontinued operations. As these undesignated contracts expire as late as 2021, Duke Energy has entered into economic hedges that leave it minimally exposed to changes in prices over the duration of these contracts.

Duke Energy Carolinas and Progress Energy Carolinas use derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. Duke Energy Carolinas and Progress Energy Carolinas have also entered into firm power sale agreements, which are accounted for as derivative instruments, as part of the Interim FERC Mitigation in connection with Duke Energy’s merger with Progress Energy. See Note 2 for further information. Duke Energy Carolinas’ undesignated contracts as of December 31, 2012, are primarily associated with forward sales and purchases of power. Progress Energy Carolinas’ undesignated contracts as of December 31, 2012, are primarily associated with forward purchases of fuel used in electricity generation.

Progress Energy Florida uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. Undesignated contracts at December 31, 2012, are primarily associated with forward purchases of fuel used in electricity generation.

Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts at December 31, 2012 are primarily associated with forward sales and purchases of power, coal and gas for the Commercial Power segment.

Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. Undesignated contracts at December 31, 2012, are primarily associated with forward purchases and sales of power, financial transmission rights and emission allowances.

Interest Rate Risk

The Duke Energy Registrants are exposed to risk resulting from changes in interest rates as a result of their issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Interest rate exposure is managed by limiting variable-rate exposures to a percentage of total debt and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, the Duke Energy Registrants may enter into financial contracts; primarily interest rate swaps and U.S. Treasury lock agreements. Additionally, in anticipation of certain fixed-rate debt issuances, a series of forward starting interest rate swaps may be executed to lock in components of the market interest rates at the time and terminated prior to or upon the issuance of the corresponding debt. When these transactions occur within a business that meets the criteria for regulatory accounting treatment, these contracts may be treated as undesignated and any pre-tax gain or loss recognized from inception to termination of the hedges would be recorded as a regulatory liability or asset and amortized as a component of interest expense over the life of the debt. Alternatively, these derivatives may be designated as hedges whereby, any pre-tax gain or loss recognized from inception to termination of the hedges would be recorded in AOCI and amortized as a component of interest expense over the life of the debt.

The following table shows the notional amounts for derivatives related to interest rate risk.

Notional Amounts of Derivative Instruments Related to Interest Rate

	December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Progress Energy Carolinas	Progress Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Cash flow hedges(a)	$1,047	$	―	$ ―	$ ―	$	―	$	―	$	―
Undesignated contracts	290		―	50	50		―		27		200
Fair value hedges	250		―	―	―		―		250		―
Total notional amount	$1,587	$	―	$50	$50	$	―		$277		$200

	December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas		Progress Energy	Progress Energy Carolinas	Progress Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Cash flow hedges(a)	$841	$	―	$500	$250		$50	$	―	$	―
Undesignated contracts	247		―	―	―		―		27		200
Fair value hedges	275		25	―	―		―		250		―
Total notional amount	$1,363		$25	$500	$250		$50		$277		$200

(a)	Duke Energy includes amounts related to non-recourse variable rate long-term debt of VIEs of $620 million at December 31, 2012 and $466 million at December 31, 2011.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Volumes

The following table shows information relating to the volume of the Duke Energy registrants outstanding commodity derivative activity. Amounts disclosed represent the notional volumes of commodities contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. The Duke Energy Registrants have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown below. For additional information on notional dollar amounts of debt subject to derivative contracts accounted for at fair value, see “Interest Rate Risk” section above.

	December 31, 2012
	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	52,104	2,028	1,850	1,850	―	51,215	97
Electricity-capacity (Gigawatt-months)	5	―	5	5	―	―	―
Oil (millions of gallons)	5	―	5	―	5	―	―
Natural gas (millions of decatherms)	528	―	348	118	230	180	―

	December 31, 2011
	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	14,118	―	―	―	―	14,655	682
Emission allowances NOX (thousands of tons)	9	―	―	―	―	9	―
Oil (millions of gallons)	―	―	10	―	10	―	―
Natural gas (millions of decatherms)	40	―	347	103	244	2	1

(a)	Amounts at Duke Energy Ohio include intercompany positions that are eliminated at Duke Energy.

Duke Energy

The following tables show fair value amounts of derivative contracts, and the line items in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

	December 31, 2012			December 31, 2011
(in millions)	Asset		Liability	Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―	$2	$	―	$	―
Deferred credits and other liabilities: other			1		―		―
Interest rate contracts
Current assets: other		2	―		4		―
Investments and other assets: other		7	―		2		―
Current Liabilities: Other		―	81		―		11
Deferred credits and other liabilities: other		―	35		―		76
Total Derivatives Designated as Hedging Instruments		$9	$119		$6		$87
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other		$41	$2		$81		$31
Investments and other assets: other		106	50		35		17
Current liabilities: other		106	407		136		168
Deferred credits and other liabilities: other		2	255		25		93
Interest rate contracts
Current liabilities: other		―	76		―		2
Deferred credits and other liabilities: other		―	8		―		75
Total Derivatives Not Designated as Hedging Instruments		$255	$798		$277		$386
Total Derivatives		$264	$917		$283		$473

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	The following table shows the amount of gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract, and the Consolidated Statements of Operations line items in which such gains and losses are included when reclassified from AOCI.

	Year Ended December 31,
(in millions)	2012		2011		2010
Pre-tax Gains (Losses) Recorded in AOCI
Interest rate contracts		$(23)		$(88)	$2
Commodity contracts		1		―	―
Total Pre-tax Gains (Losses) Recorded in AOCI		$(22)		$(88)	$2
Location of Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Fuel used in electric generation and purchased power	$	―	$	―	$2
Interest rate contracts
Interest expense		2		(5)	(5)
Total Pre-tax Gains (Losses) Reclassified from AOCI into Earnings		$2		$(5)	$(3)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

There was no hedge ineffectiveness during the years ended December 31, 2012, 2011 and 2010, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods.

At December 31, 2012, and December 31, 2011, $151 million and $115 million, respectively of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges were included as a component of AOCI and a $5 million pre-tax gain is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

The following tables show the amount of pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument, and the line items in the Consolidated Statements of Comprehensive Income in which such gains and losses are included or deferred on the Consolidated Balance Sheets as regulatory assets or liabilities.

	Year Ended December 31,
(in millions)	2012	2011		2010
Location of Pre-tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$(23)	$	―	$1
Revenue, nonregulated electric, natural gas and other	38		(59)	(38)
Other income and expenses	(2)		―	―
Fuel used in electric generation and purchased power regulated	(194)		―	―
Fuel used in electric generation and purchased power - nonregulated	2		(1)	9
Interest rate contracts
Interest expense	(8)		―	―
Total Pre-tax (Losses) Gains Recognized in Earnings	$(187)		$(60)	$(28)
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory asset	$(2)		$(1)	$5
Regulatory liability	36		17	14
Interest rate contracts
Regulatory asset	10		(165)	(1)
Regulatory liability	―		(60)	60
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets of Liabilities	$44		$(209)	$78

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Carolinas

The following tables show fair value amounts of derivative contracts, and the line items in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy Carolinas nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

	December 31, 2012				December 31, 2011
(in millions)	Asset		Liability		Asset		Liability
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current assets: other	$	―	$	―		$1	$	―
Total Derivatives Designated as Hedging Instruments	$	―	$	―		$1	$	―
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current liabilities: other		―		6		―		―
Deferred credits and other liabilities: other		―		6		―		―
Total Derivatives Not Designated as Hedging Instruments	$	―		$12	$	―	$	―
Total Derivatives	$	―		$12		$1	$	―

	The following table shows the amount of gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract, and the Consolidated Statements of Operations line items in which such gains and losses are included when reclassified from AOCI.

	Year Ended December 31,
(in millions)	2012	2011	2010
Location of Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts
Interest expense	(3)	(5)	$(6)
Total Pre-tax Gains (Losses) Reclassified from AOCI into Earnings	$(3)	$(5)	$(6)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

At December 31, 2012 and 2011, there were no pre-tax deferred net gains or losses on derivative instruments related to cash flow hedges remaining in AOCI for Duke Energy Carolinas.

The following tables show the amount of the pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument and the line items in the Consolidated Statements of Operations and Comprehensive Income in which such gains and losses are included or deferred on the Consolidated Balance Sheets as regulatory assets or liabilities.

	Year Ended December 31,
(in millions)	2012		2011		2010
Location of Pre-tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric		$(12)	$	―	$1
Total Pre-tax (Losses) Gains Recognized in Earnings		$(12)	$	―	$1
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory liability	$	―	$	―	$(1)
Interest rate contracts
Regulatory asset	$	―		$(94)	―
Regulatory liability		―		(60)	60
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets of Liabilities	$	―		$(154)	$59

Progress Energy

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following tables show fair value amounts of derivative contracts, and the line items in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Progress Energy nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Consolidated Balance Sheets. Cash collateral payables and receivables associate with the derivative contracts have not been netted against the fair value amounts.

	December 31, 2012				December 31, 2011
(in millions)	Asset		Liability		Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―		$2	$	―		$2
Deferred credits and other liabilities: other		―		1		―		1
Interest rate contracts
Current liabilities: other		―		―		―		76
Deferred credits and other liabilities: other		―		―		―		17
Total Derivatives Designated as Hedging Instruments	$	―		$3	$	―		$96
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other		$3	$	―	$	―	$	―
Investments and other assets: other		8		―		―		―
Current liabilities: other		―		231		5		371
Deferred credits and other liabilities: other		―		195		―		332
Interest rate contracts
Current liabilities: other		―		11		―		―
Total Derivatives Not Designated as Hedging Instruments		$11		$437		$5		$703
Total Derivatives		$11		$440		$5		$799

	The following table shows the amount of gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract, and the Consolidated Statements of Operations and Comprehensive Income line items in which such gains and losses are included when reclassified from AOCI.

	Year Ended December 31,
(in millions)	2012	2011		2010
Pre-tax Gains (Losses) Recorded in AOCI(a)
Commodity contracts	$1		$(3)	$	―
Interest rate contracts	$(11)		$(141)		$(57)
Total Pre-tax Gains (Losses) Recorded in AOCI	$(10)		$(144)		$(57)
Location of Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts(b)
Interest expense	$(14)		$(13)		$(11)
Total Pre-tax Gains (Losses) Reclassified from AOCI into Earnings	$(14)		$(13)		$(11)
Location of Pre-tax Gains and (Losses) Reclassified from AOCI to Regulatory Assets or Liabilities(c)
Interest rate contracts
Regulatory Assets	$(159)	$	―	$	―
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$(159)	$	―	$	―

(a)	Effective portion.
(b)

Amounts in AOCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(c)

To conform to Duke Energy policies, effective with the merger, Progress Energy no longer designates derivative instruments related to interest rate cash flow hedges for regulated operations as cash flow hedges. As a result, the pre-tax losses on open derivative contracts as of the date of the merger were reclassified from AOCI to Regulatory assets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

At December 31, 2012, and 2011 $65 million and $232 million, respectively  of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges were included as a component of AOCI and a $5 million pre-tax loss is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

The following tables show the amount of pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument, and the line items in the Consolidated Statements of Operations and Comprehensive Income in which such gains and losses are included or deferred on the consolidated Balance Sheets as regulatory assets or liabilities.

	Year Ended December 31,
(in millions)	2012	2011	2010
Location of Pre-tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$(11)	$1	$1
Fuel used in electric generation and purchased power - regulated(a)	(454)	(297)	(324)
Other income and expenses, net	7	(59)	―
Interest rate contracts
Interest expense	(8)	―	―
Total Pre-tax (Losses) Gains Recognized in Earnings	$(466)	$(355)	$(323)
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(c)
Regulatory asset	$(171)	$(502)	$(398)
Interest rate contracts(b)
Regulatory asset	6	―	―
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets of Liabilities	$(165)	$(502)	$(398)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)

Amounts in regulatory assets and liabilities related to terminated hedges are reclassified to earnings as the interest expense is recorded. The hedges will be amortized to interest expense over the term of the related debt.

(c)	Amounts are recorded as regulatory assets and liabilities in the Balance Sheets until derivatives are settled.

Progress Energy Carolinas

The following tables show fair value amounts of derivative contracts, and the line items in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Progress Energy Carolinas nets the fair value of derivative contacts subject to master netting arrangements with the same counterparty on the Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

	December 31, 2012				December 31, 2011
(in millions)	Asset		Liability		Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―		$1	$	―		―
Deferred credits and other liabilities: other		―		1		―		―
Interest rate contracts
Current liabilities: other		―		―		―		38
Deferred credits and other liabilities: other		―		―		―		9
Total Derivatives Designated as Hedging Instruments	$	―		$2	$	―		$47
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current assets: other		$1	$	―	$	―	$	―
Investments and other assets: other		1		―		―		―
Current liabilities: other		―		85		―		91
Deferred credits and other liabilities: other		―		68		―		110
Interest rate contracts
Current liabilities: other		―		11		―		―
Total Derivatives Not Designated as Hedging Instruments		$2		$164	$	―		$201
Total Derivatives		$2		$166	$	―		$248

(a)	Substantially all of these contracts receive regulatory treatment.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	The following table shows the amount of gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract, and the Consolidated Statements of Operations and Comprehensive Income line items in which such gains and losses are included when reclassified from AOCI.

	Year Ended December 31,
(in millions)	2012	2011		2010
Pre-tax Gains (Losses) Recorded in AOCI(a)
Interest rate contracts(b)	$(7)		$(70)		$(16)
Total Pre-tax Gains (Losses) Recorded in AOCI	$(7)		$(70)		$(16)
Location of Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts
Interest expense	$(5)		$(7)		$(7)
Total Pre-tax Gains (Losses) Reclassified from AOCI into Earnings	$(5)		$(7)		$(7)
Location of Pre-tax Gains and (Losses) Reclassified from AOCI to Regulatory Assets or Liabilities(c )
Interest rate contracts
Regulatory assets	$(117)	$	―	$	―
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$(117)	$	―	$	―

(a)	Effective portion.
(b)

Amounts in AOCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(c)

To conform to Duke Energy policies, effective with the merger, Progress Energy no longer designates derivative instruments related to interest rate cash flow hedges for regulated operations as cash flow hedges. As a result, the pre-tax losses on open derivative contracts as of the date of the merger were reclassified from AOCI to Regulatory assets.

At December 31, 2011, $116 million of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges were included as a component of AOCI.

The following tables show the amount of pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument and the line items in the Consolidated Statements of Operations and Comprehensive Income in which such gains and losses are included or deferred on the Consolidated Balance Sheets as regulatory assets or liabilities.

	Year Ended December 31,
(in millions)	2012	2011	2010
Location of Pre-tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$(11)	$1	$1
Fuel used in electric generation and purchased power -regulated(a)	(115)	(60)	(46)
Interest rate contracts
Interest expense	(6)	―	―
Total Pre-tax (Losses) Gains Recognized in Earnings	$(132)	$(59)	$(45)
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(c)
Regulatory asset	$(55)	$(140)	$(77)
Interest rate contracts(b)
Regulatory asset	6	―	―
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets of Liabilities	$(49)	$(140)	$(77)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)

Amounts in regulatory assets and liabilities related to terminated hedges are reclassified to earnings as the interest expense is recorded. The hedges will be amortized to interest expense over the term of the related debt.

(c)	Amounts are recorded in regulatory assets and liabilities in the Balance Sheets until derivatives are settled.

Progress Energy Florida

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following tables show fair value amounts of derivative contracts, and the line items in the Consolidated Balance Sheets in which such amounts are included. The fair value of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Progress Energy Florida nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

	December 31, 2012				December 31, 2011
(in millions)	Asset		Liability		Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―		$1	$	―		$2
Deferred credits and other liabilities: other		―		―		―		1
Interest rate contracts
Deferred credits and other liabilities: other		―		―		―		8
Total Derivatives Designated as Hedging Instruments	$	―		$1	$	―		$11
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current Assets: Other		$2	$	―	$	―	$	―
Investments and Other Assets: Other		7		―		―		―
Current liabilities: other		―		146		5		266
Deferred credits and other liabilities: other		―		123		―		222
Total Derivatives Not Designated as Hedging Instruments		$9		$269		$5		$488
Total Derivatives		$9		$270		$5		$499

(a)	Substantially all of these contracts receive regulatory treatment.

	The following table shows the amount of gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract, and the Consolidated Statements of Operations and Comprehensive Income line items in which such gains and losses are included when reclassified from AOCI.

	Year Ended December 31,
(in millions)	2012	2011		2010
Pre-tax Gains (Losses) Recorded in AOCI(a)
Commodity contracts	$1		$(3)	$	―
Interest rate contracts(b)	(2)		(35)		(11)
Total Pre-tax Gains (Losses) Recorded in AOCI	$(1)		$(38)		$(11)
Location of Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts(b)
Interest expense	$(2)		$(1)	$	―
Total Pre-tax Gains (Losses) Reclassified from AOCI into Earnings	$(2)		$(1)	$	―
Location of Pre-tax Gains and (Losses) Reclassified from AOCI to Regulatory Assets(c)
Interest rate contracts
Regulatory assets	$(42)	$	―	$	―
Total Pre-tax Gains (Losses) Reclassified from AOCI to Regulatory Assets	$(42)	$	―	$	―

(a)	Effective portion
(b)

Amounts in AOCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(c)

To conform to Duke Energy policies, effective with the merger, Progress Energy no longer designates derivative instruments related to interest rate cash flow hedges for regulated operations as cash flow hedges. As a result, the pre-tax losses on open derivative contracts as of the date of the merger were reclassified from AOCI to Regulatory assets.

 At December 31, 2011, $41 million of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges were included as a component of AOCI.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following tables show the amount of pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument and the line items in the Consolidated Statements of Operations and Comprehensive Income in which such gains and losses are included or deferred on the Consolidated Balance Sheets as regulatory assets or liabilities.

	Year Ended December 31,
(in millions)	2012	2011	2010
Location of Pre-tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Fuel used in electric generation and purchased power - regulated(a)	$(339)	$(237)	$(278)
Interest rate contracts
Interest expense	(2)	―	―
Total Pre-tax (Losses) Gains Recognized in Earnings	$(341)	$(237)	$(278)
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(b)
Regulatory asset	$(116)	$(362)	$(321)
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets of Liabilities	$(116)	$(362)	$(321)

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory assets and liabilities in the Balance Sheets until derivatives are settled.

Duke Energy Ohio

The following tables show fair value amounts of derivative contracts, and the line items in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy Ohio nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

	December 31, 2012			December 31, 2011
(in millions)	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current assets: other	$2	$	―	$3	$	―
Investments and other assets: other	―		―	2		―
Total Derivatives Designated as Hedging Instruments	$2	$	―	$5	$	―
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other	$31		$4	$79		$39
Investments and other assets: other	81		51	29		18
Current liabilities: other	106		132	136		146
Deferred credits and other liabilities: other	―		4	22		33
Interest rate contracts
Current liabilities: other	―		1	―		1
Deferred credits and other liabilities: other	―		7	―		8
Total Derivatives Not Designated as Hedging Instruments	$218		$199	$266		$245
Total Derivatives	$220		$199	$271		$245

There were no gains or losses on cash flow hedges recorded or reclassified at Duke Energy Ohio for the years ended  December 31, 2012 and 2011, respectively.  There was an immaterial amount of losses on cash flow hedges reclassified at Duke Energy Ohio for the year ended December 31, 2010.

At December 31, 2012, there were no pre-tax deferred net gains or losses on derivative instruments related to cash flow hedges remaining in AOCI for Duke Energy Ohio.

The following tables show the amount of the pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument, and the line items in the Consolidated Statements of Operations and Comprehensive Income in which such gains and losses are included or deferred on the Consolidated Balance Sheets as regulatory assets or liabilities.

	Year Ended December 31,
(in millions)	2012	2011	2010
Location of Pre-tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, nonregulated electric, natural gas and other	76	(26)	(3)
Fuel used in electric generation and purchased power - nonregulated	2	(1)	9
Interest rate contracts
Interest expense	(1)	(1)	(1)
Total Pre-tax (Losses) Gains Recognized in Earnings	$77	$(28)	$5
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory asset	$2	$1	$5
Regulatory liability	(1)	―	―
Interest rate contracts
Regulatory asset	―	(4)	(1)
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets of Liabilities	$1	$(3)	$4

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Indiana

The following tables show fair value amounts of derivative contracts, and the line items in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy Indiana nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

	December 31, 2012			December 31, 2011
(in millions)	Asset	Liability		Asset	Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other	$10	$	―	$4	$	―
Current liabilities: other	―		―	―		2
Interest rate contracts
Current liabilities: other	―		63	―		―
Deferred credits and other liabilities: other	―		―	―		66
Total Derivatives Not Designated as Hedging Instruments	$10		$63	$4		$68
Total Derivatives	$10		$63	$4		$68

	The following table shows the amount of gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract, and the Consolidated Statements of Operations line items in which such gains and losses are included when reclassified from AOCI.

	Year Ended December 31,
(in millions)	2012	2011	2010
Location of Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts
Interest expense	3	2	$3
Total Pre-tax Gains (Losses) Reclassified from AOCI into Earnings	$3	$2	$3

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

There were no pre-tax deferred net gains or losses on derivative instruments related to cash flow hedges remaining  in AOCI for Duke Energy Indiana at December 31, 2012, and 2011, respectively.

The following tables show the amount of the pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument and line items in the Consolidated Statements of Operations and Comprehensive Income in which such gains and losses are included or deferred on the Consolidated Balance Sheets as regulatory assets or liabilities.

	Year Ended December 31,
(in millions)	2012	2011	2010
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory asset	$2	$(2)	$	―
Regulatory liability	35	17		14
Interest rate contracts
Regulatory asset	4	(67)		―
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets of Liabilities	$41	$(52)		$14

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Credit Risk

Certain derivative contracts of the Duke Energy Registrants contain contingent credit features, such as material adverse change clauses or payment acceleration clauses that could result in immediate payments, the posting of letters of credit or the termination of the derivative contract before maturity if specific events occur, such as a credit rating downgrade below investment grade.

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represent the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered.

	December 31, 2012
(in millions)	Duke Energy	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$466	$286	$108	$178	$176
Collateral already posted	$163	$59	$9	$50	$104
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered at the end of the reporting period	$230	$227	$99	$128	$2

	December 31, 2011
(in millions)	Duke Energy	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$96	$489	$152	$337	$94
Collateral already posted	$36	$147	$24	$123	$35
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered at the end of the reporting period	$5	$342	$128	$214	$5

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. In accordance with applicable accounting guidance, the Duke Energy Registrants have elected to offset fair value amounts (or amounts that approximate fair value) recognized on their Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. The amounts disclosed in the table below represent the receivables related to the right to reclaim cash collateral and payables related to the obligation to return cash collateral under master netting arrangements. See Note 16 for additional information on fair value disclosures related to derivatives.

	December 31, 2012			December 31, 2011
(in millions)	Receivables	Payables		Receivables	Payables
Duke Energy
Amounts offset against net derivative positions	$73	$	―	$10	$	―
Amounts not offset against net derivative positions	93		―	30		―
Progress Energy
Amounts offset against net derivative positions	58		―	140		―
Amounts not offset against net derivative positions	1		―	3		―
Progress Energy Carolinas
Amounts offset against net derivative positions	9		―	23		―
Amounts not offset against net derivative positions	―		―	―		―
Progress Energy Florida
Amounts offset against net derivative positions	49		―	117		―
Amounts not offset against net derivative positions	1		―	3		―
Duke Energy Ohio
Amounts offset against net derivative positions	15		―	9		―
Amounts not offset against net derivative positions	$92	$	―	$28	$	―

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

16. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

The Duke Energy Registrants classify recurring and non-recurring fair value measurements based on the following fair value hierarchy, as prescribed by the accounting guidance for fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1—unadjusted quoted prices in active markets for identical assets or liabilities the Duke Energy Registrants have the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information. The Duke Energy Registrants’ Level 1 primarily consists of financial instruments such as exchange-traded derivatives and listed equities.

Level 2—a fair value measurement utilizing inputs other than a quoted market price that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates. A Level 2 measurement cannot have more than an insignificant portion of the valuation based on unobservable inputs. Instruments in this category include non-exchange-traded derivatives, such as over-the-counter forwards, swaps and options; certain marketable debt securities; and financial instruments traded in less than active markets.

Level 3—any fair value measurements which include unobservable inputs for the asset or liability for more than an insignificant portion of the valuation. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments may include longer-term instruments that extend into periods in which quoted prices or other observable inputs are not available.

The fair value accounting guidance for financial instruments permits entities to elect to measure many financial instruments and certain other items at fair value that are not required to be accounted for at fair value under other GAAP. There are no financial assets or financial liabilities that are not required to be accounted for at fair value under GAAP for which the option to record at fair value has been elected by the Duke Energy Registrants. However, in the future, the Duke Energy Registrants may elect to measure certain financial instruments at fair value in accordance with this accounting guidance.

Transfers out of and into Levels 1, 2 or 3 represent existing assets or liabilities previously categorized as a higher level for which the inputs to the estimate became less observable or assets and liabilities that were previously classified as Level 2 or 3 for which the lowest significant input became more observable during the period, respectively. The Duke Energy Registrant’s policy for the recognition of transfers between levels of the fair value hierarchy is to recognize the transfer at the end of the period. There were no transfers out of or into Levels 1, 2 and 3 during the year ended December 31, 2012.

Valuation methods of the primary fair value measurements disclosed below are as follows:

Investments in equity securities. Investments in equity securities, other than those accounted for as equity and cost method investments, are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Prices have not been adjusted to reflect for after-hours market activity. The majority of investments in equity securities are valued using Level 1 measurements. For certain investments that are valued on a net asset value per share (or its equivalent), or the net asset value basis, when the Duke Energy Registrants do not have the ability to redeem the investment in the near term at net asset value per share (or its equivalent), or the net asset value is not available as of the measurement date, the fair value measurement of the investment is categorized as Level 3.

Investments in available-for-sale auction rate securities. Duke Energy and Duke Energy Carolinas hold auction rate securities for which an active market does not currently exist. During the year ended December 31, 2012, $55 million of these investments in auction rate securities were redeemed at full par value plus accrued interest. Auction rate securities held are student loan securities for which at December 31, 2012 approximately 84% is ultimately backed by the U.S. government. At December 31, 2012, approximately 24% of these securities are AAA rated. As of December 31, 2012, and 2011 all of these auction rate securities are classified as long-term investments and are valued using Level 3 measurements. The methods and significant assumptions used to determine the fair values of the investment in auction rate debt securities represent estimations of fair value using internal discounted cash flow models which incorporate primarily management’s own assumptions as to the term over which such investments will be recovered at par (ranging from 7 to 17 years), the current level of interest rates (less than 0.3%), and the appropriate risk-adjusted discount rates (up to 4.2% reflecting a tenor of up to 17 years). In preparing the

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

valuations, all significant value drivers were considered, including the underlying collateral (primarily evaluated on the basis of credit ratings, parity ratios and the percentage of loans backed by the U.S. government).

There were no other-than-temporary impairments associated with investments in auction rate debt securities during the years ended December 31, 2012 or 2011.

Investments in debt securities. Most debt investments, including those held in the Nuclear Decommissioning Trust Funds (NDTF), are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measurements. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement. U.S. Treasury debt is typically a Level 1 measurement.

Commodity derivatives. The pricing for commodity derivatives is primarily a calculated value which incorporates the forward price and is adjusted for liquidity (bid-ask spread), credit or non-performance risk (after reflecting credit enhancements such as collateral) and discounted to present value. The primary difference between a Level 2 and a Level 3 measurement relates to the level of activity in forward markets for the commodity. If the market is relatively inactive, the measurement is deemed to be a Level 3 measurement. Commodity derivatives with clearinghouses are classified as Level 1 measurements. For commodity derivative contracts classified as Level 3, Duke Energy utilizes internally-developed financial models based upon the income approach (discounted cash flow method) are utilized to measure the fair values. The primary inputs to these models are the forward commodity prices used to develop the forward price curves for the respective instrument. The pricing inputs are derived from published exchange transaction prices and other observable or public data sources. In the absence of observable market information that supports the pricing inputs, there is a presumption that the transaction price is equal to the last observable price for a similar period. For the commodity derivative contracts classified as Level 3, the pricing inputs for natural gas and electricity forward price curves are not observable for the full term of the related contracts. In isolation, increases (decreases) in unobservable natural gas forward prices would result in favorable (unfavorable) fair value adjustments for gas purchase contracts. In isolation, increases (decreases) in unobservable electricity forward prices would result in unfavorable (favorable) fair value adjustments for electricity sales contracts. Duke Energy regularly evaluates and validates the pricing inputs used to estimate fair value of gas purchase contracts by a market participant price verification procedure, which provides a comparison of internal forward commodity curves to market participant generated curves.

Contingent Value Obligations (CVO). Progress Energy issued CVOs, which are derivatives, in connection with the acquisition of Florida Progress Corporation (Florida Progress). In November 2011, Progress Energy commenced a public tender offer that expired on February 15, 2012. At December 31, 2012, and 2011 all CVOs not tendered, have been classified as Level 2 based on observable prices in the less-than-active market.

In connection with the acquisition of Florida Progress during 2000, the Progress Energy parent issued 98.6 million CVOs. Each CVO represents the right of the holder to receive contingent payments based on the performance of four coal-based solid synthetic fuels limited liability companies purchased by subsidiaries of Florida Progress in October 1999. All of Progress Energy’s synthetic fuels businesses were abandoned and all operations ceased as of December 31, 2007. The payments are based on the net after-tax cash flows the facilities generated. Progress Energy makes deposits into a CVO trust for estimated contingent payments due to CVO holders based on the results of operations and the utilization of tax credits. The balance of the CVO trust at December 31, 2012 and 2011, was $11 million and is included in Other within Investments and Other Assets on the Consolidated Balance Sheets. Future payments from the trust to CVO holders will not be made until certain conditions are satisfied and will include principal and interest earned during the investment period, net of expenses deducted. Interest earned on the payments held in trust for 2012 and 2011 were insignificant.

In October 2011, Progress Energy entered a settlement agreement and release with a plaintiff under which the parties mutually released all claims related to the CVOs and Progress Energy purchased all of the plaintiff’s CVOs at a negotiated purchase price of $0.75 per CVO. In November 2011, Progress Energy also commenced a tender offer for all remaining outstanding CVOs at the same purchase price. The tender offer expired on February 15, 2012. Progress Energy repurchased 83.4 million CVOs through the settlement agreement or through the tender offer. The CVOs are derivatives and are recorded at fair value. In 2011, pre-tax losses of $59 million from changes in fair value were recorded in Other Income and Expenses, net on the Consolidated Statements of Income. At December 31, 2012, the CVO liability included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets was $4 million based on the 15.2 million outstanding CVOs not held by the Progress Energy parent. At December 31, 2011, the CVO liability included in Other within Current Liabilities on the Consolidated Balance Sheets was $14 million based on the 18.5 million CVOs outstanding not held by the Progress Energy parent.

Goodwill and Long-lived Assets. See Note 12 for a discussion of the valuation for goodwill and long-lived assets.

Duke Energy

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy's Consolidated Balance Sheets. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 15. See Note 17 for additional information related to investments by major security type.

	December 31, 2012
(in millions)	Total Fair Value	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$29	$	―	$	―	$29
Nuclear decommissioning trust fund equity securities	2,837		2,762		54	21
Nuclear decommissioning trust fund debt securities	1,405		317		1,040	48
Other trading and available-for-sale equity securities(b)	72		63		9	―
Other trading and available-for-sale debt securities(c)	602		40		562	―
Derivative assets(b)	103		18		22	63
Total assets	5,048		3,200		1,687	161
Derivative liabilities(d)	(756)		(17)		(591)	(148)
Net assets	$4,292		$3,183		$1,096	$13

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2011
(in millions)	Total Fair Value	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$71	$	―	$	―	$71
Nuclear decommissioning trust fund equity securities	1,337		1,285		46	6
Nuclear decommissioning trust fund debt securities	723		109		567	47
Other trading and available-for-sale equity securities(b)	68		61		7	―
Other trading and available-for-sale debt securities(c)	382		22		360	―
Derivative assets(b)	74		43		6	25
Total Assets	2,655		1,520		986	149
Derivative liabilities(d)	(264)		(36)		(164)	(64)
Net Assets	$2,391		$1,484		$822	$85

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheet.
(c)	Included in Other within Investments and Other Assets and Short-term Investments on the Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

	Year Ended December 31, 2012
(in millions)	Available-for-Sale Auction Rate Securities		Available-for-Sale NDTF Investments		Derivatives (net)	Total
Balance at December 31, 2011		$71		$53	$(39)	$85
Amounts acquired in Progress Energy Merger		―		―	(30)	(30)
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric		―		―	23	23
Revenue, nonregulated electric, natural gas, and other		―		―	(15)	(15)
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other		13		―	―	13
Purchases, sales, issuances and settlements:
Purchases		―		14	22	36
Sales		―		(2)	―	(2)
Issuances		―		―	(15)	(15)
Settlements		(55)		―	(32)	(87)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability		―		4	1	5
Balance at December 31, 2012		$29		$69	$(85)	$13
Pre-tax amounts included in the Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at December 31, 2012
Regulated electric	$	―	$	―	$(24)	(24)
Revenue, nonregulated electric, natural gas, and other		―		―	1	1
Total	$	―	$	―	$(23)	$(23)

	Year Ended December 31, 2011
(in millions)	Available-for-Sale Auction Rate Securities		Available-for-Sale NDTF Investments		Derivatives (net)	Total
Balance at December 31, 2010		$118		$47	$(19)	$146
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric		―		―	13	13
Revenue, nonregulated electric, natural gas, and other		―		―	(27)	(27)
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other		12		―	―	12
Purchases, sales, issuances and settlements:
Purchases		―		8	8	16
Sales		―		(3)	―	(3)
Settlements		(16)		―	(16)	(32)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability		―		1	2	3
Transfers out of Level 3		(43)		―	―	(43)
Balance at December 31, 2011		$71		$53	$(39)	$85
Pre-tax amounts included in the Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at December 31, 2011
Revenue, nonregulated electric, natural gas, and other		―		―	(20)	(20)
Total	$	―	$	―	$(20)	$(20)

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2010
(in millions)	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments		Derivatives (net)	Total
Balance at December 31, 2009	$198	$	―	$25	$223
Total pre-tax realized or unrealized losses included in earnings:
Revenue, nonregulated electric, natural gas, and other	―		―	(45)	(45)
Fuel used in electric generation and purchased power-nonregulated	―		―	(13)	(13)
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	22		―	―	22
Losses on commodity cash flow hedges	―		―	(1)	(1)
Net purchases, sales, issuances and settlements:	(102)		45	(3)	(60)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability	―		2	18	20
Balance at December 31, 2010	$118		$47	$(19)	$146
Pre-tax amounts included in the Consolidated Statement of Operations related to Level 3 measurements outstanding at December 31, 2010
Revenue, nonregulated electric, natural gas, and other	―		―	1	1
Total	―		―	1	1

Duke Energy Carolinas

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Consolidated Balance Sheets at fair value. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 15. See Note 17 for additional information related to investments by major security type. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2012
(in millions)	Total Fair Value	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$3	$	―	$	―	$3
Nuclear decommissioning trust fund equity securities	1,592		1,523		48	21
Nuclear decommissioning trust fund debt securities	762		155		559	48
Total assets	$2,357		$1,678		$607	$72
Derivative liabilities(c)	(12)		―		―	(12)
Net assets	$2,345		$1,678		$607	$60

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2011
(in millions)	Total Fair Value	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$12	$	―	$	―	$12
Nuclear decommissioning trust fund equity securities	1,337		1,285		46	6
Nuclear decommissioning trust fund debt securities	723		109		567	47
Derivative assets(b)	1		―		1	―
Total assets	$2,073		$1,394		$614	$65

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheet.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

	Year Ended December 31,2012
	Available-for-Sale Auction Rate Securities		Available-for-Sale NDTF Investments		Derivatives (net)		Total
Balance at December 31, 2011		$12		$53	$	―	$65
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other		2		―		―	2
Purchases, sales, issuances and settlements:
Purchases		―		14		―	14
Issuances		―		―		(14)	(14)
Sales		―		(2)		―	(2)
Settlements		(11)		―		2	(9)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability		―		4		―	4
Balance at December 31, 2012		$3		$69		$(12)	$60
Pre-tax amounts included in the Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at December 31, 2012
Regulated electric	$	―	$	―		$(12)	(12)
Total	$	―	$	―		$(12)	$(12)

	Year Ended December 31, 2011
	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)		Total
Balance at December 31, 2010	$12	$47	$	―	$59
Purchases, sales, issuances and settlements:
Purchases	―	8		―	8
Sales	―	(3)		―	(3)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability	―	1		―	1
Balance at December 31, 2011	$12	$53	$	―	$65

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2010
(in millions)	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments		Derivatives (net)		Total
Balance at December 31, 2009	$66	$	―	$	―	$66
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	12		―		―	12
Net purchases, sales, issuances and settlements:	(66)		45		―	(21)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability	―		2		―	2
Balance at December 31, 2010	$12		$47	$	―	$59

Progress Energy

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Progress Energy's Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 15. See Note 17 for additional information related to investments by major security type. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,245	$1,239	$6	$	―
Nuclear decommissioning trust fund debt securities and other	643	162	481		―
Other trading and available-for-sale debt securities and other(a)	57	17	40		―
Derivative assets(b)	11	―	11		―
Total assets	1,956	1,418	538		―
Derivative liabilities(c)	(440)	―	(402)		(38)
Net assets	$1,516	$1,418	$136		$(38)

	December 31, 2011
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,062	$1,061	$1	$	―
Nuclear decommissioning trust fund debt securities and other	585	87	498		―
Other trading and available-for-sale debt securities and other(a)	20	20	―		―
Derivative assets(b)	5	―	5		―
Total assets	1,672	1,168	504		―
Derivative liabilities(c)	(799)	―	(775)		(24)
Net assets	$873	$1,168	$(271)		$(24)

(a)	Included in Other within Investments and Other Assets in the Consolidated Balance Sheets.
(b)	Included in Other Current Assets within Current Assets and Other within Investments and Other Assets in the Consolidated Balance Sheets.
(c)	Included in Derivative Liabilities within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

Year Ended December 31, 2012
(in millions)	Derivatives (net)
Balance at December 31, 2011	$(24)
Total pre-tax realized or unrealized gains included in earnings:
Regulated electric	1
Purchases, sales, issuances and settlements:
Issuances	(16)
Settlements	4
Total losses included on the Consolidated Balance Sheet as regulatory asset or liability	(3)
Balance at December 31, 2012	$(38)
Pre-tax amounts included in the Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at December 31, 2012
Regulated electric	$(12)
Total	$(12)

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Year Ended December 31, 2011
(in millions)	Derivatives (net)
Balance at December 31, 2010	$(36)
Total losses included on the Consolidated Balance Sheet as regulatory asset or liability	(21)
Repurchase of CVOs under settlement and tender offer	60
Transfers into Level 3 - CVOs	(74)
Transfers out of Level 3 - CVOs	14
Transfers out of Level 3 - commodities	33
Balance at December 31, 2011	$(24)

Year Ended December 31, 2010
(in millions)	Derivatives (net)
Balance at December 31, 2009	$(39)
Total losses included on the Consolidated Balance Sheet as regulatory asset or liability	(44)
Transfers out of Level 3 - commodities	47
Balance at December 31, 2010	$(36)

Progress Energy Carolinas

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Progress Energy Carolinas' Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 15. See Note 17 for additional information related to investments by major security type. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2		Level 3
Nuclear decommissioning trust fund equity securities	$811	$811	$	―	$	―
Nuclear decommissioning trust fund debt securities and other	448	119		329		―
Other trading and available-for-sale debt securities and other(a)	3	3		―		―
Derivative assets(b)	2	―		2		―
Total assets	1,264	933		331		―
Derivative liabilities(c)	(166)	―		(128)		(38)
Net assets	$1,098	$933		$203		$(38)

	December 31, 2011
(in millions)	Total Fair Value	Level 1	Level 2		Level 3
Nuclear decommissioning trust fund equity securities	$690	$690	$	―	$	―
Nuclear decommissioning trust fund debt securities and other	398	81		317		―
Other trading and available-for-sale debt securities and other(a)	6	6		―		―
Total assets	1,094	777		317		―
Derivative liabilities(c)	(248)	―		(224)		(24)
Net assets	$846	$777		$93		$(24)

(a)	Included in Other within Investments and Other Assets in the Consolidated Balance Sheets.
(b)	Included in Other Current Assets within Current Assets and Other within Investments and Other Assets in the Consolidated Balance Sheets.
(c)	Included in Derivative Liabilities within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

Year Ended December 31, 2012
(in millions)	Derivatives (net)
Balance at December 31, 2011	$(24)
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric	1
Purchases, sales, issuances and settlements:
Issuances	(16)
Settlements	4
Total losses included on the Consolidated Balance Sheet as regulatory asset or liability	(3)
Balance at December 31, 2012	$(38)
Pre-tax amounts included in the Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at December 31, 2012
Regulated electric	$(12)
Total	$(12)

Year Ended December 31, 2011
(in millions)	Derivatives (net)
Balance at December 31, 2010	$(36)
Total losses included on the Consolidated Balance Sheet as regulatory asset or liability	(20)
Transfers out of Level 3	32
Balance at December 31, 2011	$(24)

Year Ended December 31, 2010
(in millions)	Derivatives (net)
Balance at December 31, 2009	$(27)
Total losses included on the Consolidated Balance Sheet as regulatory asset or liability	(27)
Transfers out of Level 3	18
Balance at December 31, 2010	$(36)

Progress Energy Florida

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Progress Energy Florida's Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 15. See Note 17 for additional information related to investments by major security type. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$435	$429	$6	$	―
Nuclear decommissioning trust fund debt securities and other	194	43	151		―
Other trading and available-for-sale debt securities and other(a)	43	3	40		―
Derivative assets(b)	9	―	9		―
Total assets	681	475	206		―
Derivative liabilities(c)	(270)	―	(270)		―
Net assets	$411	$475	$(64)	$	―

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2011
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$372	$371	$1	$	―
Nuclear decommissioning trust fund debt securities and other	187	6	181		―
Other trading and available-for-sale debt securities and other(a)	1	1	―		―
Derivative assets(b)	5	―	5		―
Total assets	565	378	187		―
Derivative liabilities(c)	(499)	―	(499)		―
Net assets	$66	$378	$(312)	$	―

(a)	Included in Other within Investments and Other Assets in the Consolidated Balance Sheets.
(b)	Included in Other Current Assets within Current Assets and Other within Investments and Other Assets in the Consolidated Balance Sheets.
(c)	Included in Derivative Liabilities within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets

	The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):
	Year Ended December 31, 2011
(in millions)	Derivatives (net)
Balance at December 31, 2010	$	―
Total losses included on the Consolidated Balance Sheet as regulatory asset or liability		(1)
Transfers out of Level 3		1
Balance at December 31, 2011	$	―

Year Ended December 31, 2010
(in millions)	Derivatives (net)
Balance at December 31, 2009	$(12)
Total losses included on the Consolidated Balance Sheet as regulatory asset or liability	(17)
Transfers out of Level 3 - commodities	29
Balance at December 31, 2010	$ ―

Duke Energy Ohio

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Ohio’s Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 15. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets(a)	$59	$48	$2	$9
Derivative liabilities(b)	(38)	(15)	(8)	(15)
Net assets (liabilities)	$21	$33	$(6)	$(6)

	December 31, 2011
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets(a)	$56	$42	$5	$9
Derivative liabilities(b)	(30)	(10)	(8)	(12)
Net assets (liabilities)	$26	$32	$(3)	$(3)

(a)	Included in Other Current Assets within Current Assets and Other within Investments and Other Assets in the Consolidated Balance Sheets.
(b)	Included in Derivative Liabilities within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

Year Ended December 31, 2012
(in millions)	Derivatives (net)
Balance at December 31, 2011	$(3)
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric	1
Revenue, nonregulated electric, natural gas, and other	(4)
Purchases, sales, issuances and settlements:
Settlements	1
Total losses included on the Consolidated Balance Sheet as regulatory asset or liability	(1)
Balance at December 31, 2012	$(6)

Year Ended December 31, 2011
(in millions)	Derivatives (net)
Balance at December 31, 2010	$13
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, nonregulated electric, natural gas, and other	(4)
Purchases, sales, issuances and settlements:
Settlements	(14)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability	2
Balance at December 31, 2011	$(3)

Year Ended December 31, 2010
(in millions)	Derivatives (net)
Balance at December 31, 2009	$7
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, nonregulated electric, natural gas, and other	8
Fuel used in electric generation and purchased power nonregulated	(12)
Total pre-tax losses included in other comprehensive income:
Losses on commodity cash flow hedges	(1)
Net purchases, sales, issuances and settlements:	8
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability	3
Balance at December 31, 2010	$13
Pre-tax amounts included in the Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at December 31, 2011:
Revenue, nonregulated electric and other	$17
Total	$17

Duke Energy Indiana

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 15. See Note 17 for additional information related to investments by major security type. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2		Level 3
Available-for-sale equity securities(a)	$49	$49	$	―	$	―
Available-for-sale debt securities(a)	29	―		29		―
Derivative assets(b)	10	―		―		10
Total assets	88	49		29		$10
Derivative liabilities(c)	(63)	―		(63)		―
Net assets (liabilities)	$25	$49		$(34)		$10

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2011
(in millions)	Total Fair Value	Level 1	Level 2		Level 3
Available-for-sale equity securities(a)	$46	$46	$	―	$	―
Available-for-sale debt securities(a)	28	―		28		―
Derivative assets(b)	4	―		―		4
Total assets	78	46		28		$4
Derivative liabilities(c)	(69)	(1)		(68)		―
Net assets (liabilities)	$9	$45		$(40)		$4

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).
Year Ended December 31, 2012
(in millions)	Derivatives (net)
Balance at December 31, 2011	$4
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric	36
Purchases, sales, issuances and settlements:
Sales	22
Settlements	(52)
Balance at December 31, 2012	$10

Year Ended December 31, 2011
(in millions)	Derivatives (net)
Balance at December 31, 2010	$4
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric	14
Purchases, sales, issuances and settlements:
Purchases	8
Settlements	(21)
Total losses included on the Consolidated Balance Sheet as regulatory asset or liability	(1)
Balance at December 31, 2011	$4

Year Ended December 31, 2010
(in millions)	Derivatives (net)
Balance at December 31, 2009	$4
Net, purchases, sales, issuances and settlements:	(15)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability	15
Balance at December 31, 2010	$4

The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	December 31, 2012
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Commodity natural gas contracts	$(53)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$2.33		$9.99
FERC mitigation power sale agreements	$(23)	Discounted cash flow	Forward electricity curves - price per MWh	$25.83	-	48.69
Financial transmission rights (FTRs)	$11	RTO market pricing	FTR price	$23.63	-	39.22
Commodity power contracts	$(8)	Discounted cash flow	Forward electricity curves - price per MWh	$24.82	-	77.96
Commodity capacity contracts	$(3)	Discounted cash flow	Forward capacity curves - price per MW day	$95.16	-	105.36
Commodity capacity option contracts	$3	Discounted cash flow	Forward capacity option curves - price per MW day	$4.68	-	77.96
Reserves	$(12)		Bid-ask spreads, implied volatility, probability of default
Duke Energy Carolinas
FERC mitigation power sale agreements	$(12)	Discounted cash flow	Forward electricity curves - price per MWh	$25.83	-	48.69
Progress Energy
Commodity natural gas contracts	$(27)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$4.07	-	4.45
FERC mitigation power sale agreements	$(11)	Discounted cash flow	Forward electricity curves - price per MWh	$25.83	-	48.69
Progress Energy Carolinas
Commodity natural gas contracts	$(27)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$4.07	-	4.45
FERC mitigation power sale agreements	$(11)	Discounted cash flow	Forward electricity curves - price per MWh	$25.83	-	48.69
Duke Energy Ohio
Financial transmission rights (FTRs)	$1	RTO market pricing	FTR price	$27.17		$39.22
Commodity power contracts	$(1)	Discounted cash flow	Forward electricity curves - price per MWh	$25.90	-	57.50
Commodity natural gas contracts	$5	Discounted cash flow	Forward natural gas curves - price per MMBtu	$3.30	-	4.51
Reserves	$(11)		Bid-ask spreads, implied volatility, probability of default
Duke Energy Indiana
Financial transmission rights (FTRs)	$10	RTO market pricing	FTR price	$23.63		$35.43

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Additional Fair Value Disclosures—Long-term debt, including current maturities:

         The fair value of long-term debt, including current maturities, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined are not necessarily indicative of the amounts the Duke Energy Registrants could have settled in current markets. The fair value of the long-term debt is determined using Level 2 measurements.

	As of December 31, 2012		As of December 31, 2011
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy (a)	$39,461	$44,001	$20,573	$23,053
Duke Energy Carolinas(b)	$8,741	$10,096	$9,274	$10,629
Progress Energy	$14,428	$16,563	$13,152	$15,518
Progress Energy Carolinas	$4,840	$5,277	$4,206	$4,735
Progress Energy Florida	$5,320	$6,222	$4,681	$5,633
Duke Energy Ohio	$1,997	$2,117	$2,555	$2,688
Duke Energy Indiana	$3,702	$4,268	$3,459	$4,048

(a)	Includes book value of Non-recourse long-term debt of variable interest entities of $852 million and $949 million December 31, 2012 and December 31, 2011, respectively.
(b)	Includes book value of Non-recourse long-term debt of variable interest entities of $300 million at both December 31, 2012 and December 31, 2011, respectively.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

At both December 31, 2012 and December 31, 2011, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and non-recourse notes payable of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

17. Investments in Debt and Equity Securities

The Duke Energy Registrants classify their investments in debt and equity securities into two categories – trading and available-for-sale.

Trading Securities. Investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities and are reported at fair value in the Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. At December 31, 2012 and December 31, 2011, the fair value of these investments was $33 million and $32 million, respectively.

Available for Sale Securities. All other investments in debt and equity securities are classified as available-for-sale securities, which are also reported at fair value on the Consolidated Balance Sheets with unrealized gains and losses excluded from earnings and reported either as a regulatory asset or liability, as discussed further below, or as a component of other comprehensive income until realized.

Duke Energy’s available-for-sale securities are primarily comprised of investments held in the (i) Nuclear Decommissioning Trust Fund (NDTF) at Duke Energy Carolinas, Progress Energy Carolinas and Progress Energy Florida, (ii) investments in grantor trusts at both Duke Energy Indiana and Progress Energy Florida related to other post-retirement benefit plans as required by the IURC and FPSC, respectively, (iii) Duke Energy captive insurance investment portfolio, (iv) Duke Energy’s foreign operations investment portfolio and (v) investments of Duke Energy and Duke Energy Carolinas in auction rate debt securities.

The investments within the NDTF at Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida and the Duke Energy Indiana and Progress Energy Florida grantor trusts are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas, Progress Energy Florida and Duke Energy Indiana have limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas, Progress Energy Florida and Duke Energy Indiana. Accordingly, all unrealized gains and losses associated with debt and equity securities within the NDTF at Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida and the Duke Energy Indiana and Progress Energy Florida grantor trusts are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. Pursuant to regulatory accounting, substantially all unrealized gains and losses associated with investments in debt and equity securities within the NDTF at Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida and the Duke Energy Indiana and Progress Energy Florida grantor trusts are deferred as a regulatory asset or liability. As a result there is no immediate impact on the earnings of Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas, Progress Energy Florida or Duke Energy Indiana.

For investments in debt and equity securities held in the captive insurance investment portfolio, the foreign operations investment portfolio and investments in auction rate debt securities, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is other-than-temporarily impaired. If so, the write-down to fair value may be included in earnings based on the criteria discussed below.

For available-for-sale securities outside of the NDTF at Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida, and the Duke Energy Indiana and Progress Energy Florida grantor trusts, which are discussed separately above, Duke Energy analyzes all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings.

With respect to investments in debt securities, under the accounting guidance for other-than-temporary impairment, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, consideration of underlying collateral and guarantees of amounts by government entities, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

to all other factors, which would be recognized in other comprehensive income. Management believes, based on consideration of the criteria above, that no credit loss exists as of December 31, 2012 and December 31, 2011. Management does not have the intent to sell such investments in auction rate debt securities and the investments in debt securities within its captive insurance investment portfolio and foreign operations investment portfolio, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis. Management has concluded that there were no other-than-temporary impairments for debt or equity securities necessary as of December 31, 2012 and December 31, 2011. Accordingly, all changes in the market value of investments other than the NDTF at Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida and the Duke Energy Indiana and Progress Energy Florida grantor trusts were reflected as a component of other comprehensive income in 2012 and 2011.

See Note 16 for additional information related to fair value measurements for investments in auction rate debt securities.

Short-term and Long-term investments.  Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets.

Duke Energy holds corporate debt securities which were purchased using excess cash from its foreign operations. These investments are classified as Short-term investments on the Consolidated Balance Sheet and are available for current operations of Duke Energy’s foreign business. The fair value of these investments was $333 million as of December 31, 2012 and $190 million as of December 31, 2011.

Duke Energy classifies its investments in debt and equity securities held in the NDTF at Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida, the Duke Energy Indiana and Progress Energy Florida grantor trusts and the captive insurance investment portfolio as long-term. Additionally, Duke Energy has classified $29 million carrying value ($34 million par value) and $71 million carrying value ($89 million par value) of investments in auction rate debt securities as long-term at December 31, 2012 and December 31, 2011, respectively, due to market illiquidity factors as a result of continued failed auctions, and since management does not intend to use these investments in current operations. All of these investments are classified as available-for-sale and, therefore, are reflected on the Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates.

Duke Energy

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy. For investments held within the NDTF, and investments within Grantor Trusts which are classified as Other Investments below, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Consolidated Balance Sheets.

	December 31, 2012					December 31, 2011
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$105	$	―	$	―	$63
Equity securities		1,132		19	2,837		443		16	1,337
Corporate debt securities		21		1	338		8		2	205
Municipal bonds		12		1	194		2		―	51
U.S. government bonds		24		1	625		16		―	306
Other debt securities		10		1	164		4		4	98
Total NDTF		$1,199		$23	$4,263		$473		$22	$2,060
Other Investments
Cash and cash equivalents		―		―	17		―		―	―
Equity securities		$10	$	―	$63		$5		$2	$60
Corporate debt securities		2		―	381		1		1	241
Municipal bonds		4		1	70		1		―	28
U.S. government bonds		―		―	23		1		―	21
Other debt securities		1		―	86		2		―	68
Auction rate securities		―		6	29		―		17	71
Total Other Investments(a)		$17		$7	$669		$10		$20	$489
Total Investments		$1,216		$30	$4,932		$483		$42	$2,549

(a)	These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The table below summarizes the maturity date for debt securities held by Duke Energy. The table below excludes auction rate securities based on the stated maturity date. See Note 16 for information about fair value measurements related to investments in auction rate debt securities.

(in millions)	December 31, 2012
Due in one year or less	$312
Due after one through five years	403
Due after five through 10 years	392
Due after 10 years	774
Total	$1,881

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below for Duke Energy.

	December 31, 2012			December 31, 2011
		Unrealized	Unrealized		Unrealized	Unrealized
		Loss	Loss		Loss	Loss
		Position	Position		Position	Position
(in millions)	Fair Value	>12 months	<12 months	Fair Value	>12 months	<12 months
NDTF
Equity securities	$155	$4	$15	$111	$4	$12
Corporate debt securities	42	―	1	57	1	1
Municipal bonds	29	1	―	―	―	―
U.S. government bonds	135	―	1	8	―	―
Other debt securities	38	―	1	113	1	3
Total NDTF	$399	$5	$18	$289	$6	$16
Other Investments
Equity securities	$4	$ ―	$ ―	$12	$1	$1
Corporate debt securities	7	―	―	201	1	―
Municipal bonds	18	1	―	3	―	―
U.S. government bonds	6	―	―	―	―	―
Other debt securities	21	―	―	8	―	―
Auction rate securities	29	6	―	71	17	―
Total Other Investments	$85	$7	$ ―	$295	$19	$1
Total Investments	$484	$12	$18	$584	$25	$17

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Carolinas

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy Carolinas. For investments held within the NDTF, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Consolidated Balance Sheets.

	December 31, 2012					December 31, 2011
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$40	$	―	$	―	$63
Equity securities		600		5	1,592		443		16	1,337
Corporate debt securities		11		1	250		8		2	205
Municipal bonds		2		―	40		2		―	51
U.S. government bonds		10		―	304		16		―	306
Other debt securities		9		2	135		4		4	98
Total NDTF		$632		$8	$2,361		$473		$22	$2,060
Other Investments
Auction rate securities		―		1	3		―		3	12
Total Other Investments(a)	$	―		$1	$3	$	―		$3	$12
Total Investments		$632		$9	$2,364		$473		$25	$2,072

(a)	These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy Carolinas. The table below excludes auction rate securities based on the stated maturity date. See Note 16 for information about fair value measurements related to investments in auction rate debt securities.

(in millions)	December 31, 2012
Due in one year or less	$1
Due after one through five years	153
Due after five through 10 years	201
Due after 10 years	374
Total	$729

The above table excludes auction rate securities based on the stated maturity date. See Note 16 for information about fair value measurements related to investments in auction rate debt securities.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below for Duke Energy Carolinas.

	December 31, 2012			December 31, 2011
		Unrealized	Unrealized		Unrealized	Unrealized
		Loss	Loss		Loss	Loss
		Position	Position		Position	Position
(in millions)	Fair Value	>12 months	<12 months	Fair Value	>12 months	<12 months
NDTF
Equity securities	$71	$ ―	$5	$111	$4	$12
Corporate debt securities	35	―	1	57	1	1
Municipal bonds	3	―	―	―	―	―
U.S. government bonds	62	―	―	8	―	―
Other debt securities	36	―	2	113	1	3
Total NDTF	$207	$ ―	$8	$289	$6	$16
Other Investments
Auction rate securities	3	1	―	12	3	―
Total Other Investments	$3	$1	$ ―	$12	$3	$ ―
Total Investments	$210	$1	$8	$301	$9	$16

Progress Energy

The following table presents the estimated fair value of short-term and long-term investments for Progress Energy. For investments held within the NDTF, and investments within Grantor Trusts which are classified as Other Investments below, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Consolidated Balance Sheets.

	December 31, 2012					December 31, 2011
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$65	$	―	$	―	$56
Equity securities		532		14	1,245		412		29	1,062
Corporate debt securities		9		―	89		6		―	86
Municipal bonds		11		1	154		7		2	127
U.S. government bonds		14		―	321		18		―	268
Other debt securities		1		―	28		1		―	31
Total NDTF		$567		$15	$1,902		$444		$31	$1,630
Other Investments
Cash and cash equivalents	$	―	$	―	$17	$	―	$	―	$20
Municipal bonds		3		―	40		―		―	―
Total Other Investments(a)		$3	$	―	$57	$	―	$	―	$20
Total Investments		$570		$15	$1,959		$444		$31	$1,650

(a)	These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The table below summarizes the maturity date for debt securities held by Progress Energy.

(in millions)	December 31, 2012
Due in one year or less	$26
Due after one through five years	134
Due after five through 10 years	154
Due after 10 years	318
Total	$632

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below for Progress Energy.

	December 31, 2012			December 31, 2011
		Unrealized	Unrealized			Unrealized	Unrealized
		Loss	Loss			Loss	Loss
		Position	Position			Position	Position
(in millions)	Fair Value	>12 months	<12 months	Fair Value		>12 months	<12 months
NDTF
Equity securities	$83	$4	$10		$112	$10	$19
Corporate debt securities	6	―	―		20	―	―
Municipal bonds	26	―	―		21	2	―
U.S. government bonds	74	―	1		(23)	―	―
Other debt securities	2	―	―		6	―	―
Total NDTF	$191	$4	$11		$136	$12	$19
Other
Municipal bonds	$7	$ ―	$ ―	$	―	$ ―	$ ―
Other debt securities	―	―	―		―	―	―
Total Other	$7	$ ―	$ ―	$	―	$ ―	$ ―
Total Investments	$198	$4	$11		$136	$12	$19

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Progress Energy Carolinas

The following table presents the estimated fair value of short-term and long-term investments for Progress Energy Carolinas. For investments held within the NDTF, and investments within Grantor Trusts which are classified as Other Investments below, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Consolidated Balance Sheets.

	December 31, 2012					December 31, 2011
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$55	$	―	$	―	$49
Equity securities		337		11	811		262		20	690
Corporate debt securities		8		―	78		5		―	69
Municipal bonds		4		―	80		3		―	55
U.S. government bonds		13		―	241		16		―	225
Other debt securities		1		―	10		1		―	13
Total NDTF		$363		$11	$1,275		$287		$20	$1,101
Other Investments
Cash and cash equivalents	$	―	$	―	$3	$	―	$	―	$6
Total Other Investments(a)	$	―	$	―	$3	$	―	$	―	$6
Total Investments		$363		$11	$1,278		$287		$20	$1,107

(a)	These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Progress Energy Carolinas.

(in millions)	December 31, 2012
Due in one year or less	$15
Due after one through five years	116
Due after five through 10 years	70
Due after 10 years	208
Total	$409

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below for Progress Energy Carolinas.

	December 31, 2012			December 31, 2011
		Unrealized	Unrealized		Unrealized	Unrealized
		Loss	Loss		Loss	Loss
		Position	Position		Position	Position
(in millions)	Fair Value	>12 months	<12 months	Fair Value	>12 months	<12 months
NDTF
Equity securities	$59	$2	$9	$69	$10	$10
Corporate debt securities	6	―	―	10	―	―
Municipal bonds	18	―	―	8	―	―
U.S. government bonds	49	―	―	9	―	―
Other debt securities	1	―	―	2	―	―
Total NDTF	$133	$2	$9	$98	$10	$10

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Progress Energy Florida

The following table presents the estimated fair value of short-term and long-term investments for Progress Energy Florida. For investments held within the NDTF, and investments within Grantor Trusts which are classified as Other Investments below, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Consolidated Balance Sheets.

	December 31, 2012					December 31, 2011
(in millions)	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
NDTF
Cash and cash equivalents	$	―	$	―	$10	$	―	$	―	$7
Equity securities		194		4	434		150		9	372
Corporate debt securities		1		―	11		1		―	17
Municipal bonds		7		―	74		4		2	72
U.S. government bonds		1		―	80		2		―	43
Other debt securities		1		―	18		―		―	18
Total NDTF		$204		$4	$627		$157		$11	$529
Other Investments
Cash and cash equivalents	$	―	$	―	$1	$	―	$	―	$1
Municipal bonds		3		―	40		―		―	―
Total Other Investments(a)		$3	$	―	$41	$	―	$	―	$1
Total Investments		$207		$4	$668		$157		$11	$530

(a)	These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance sheets.

The table below summarizes the maturity date for debt securities held by Progress Energy Florida.

(in millions)	December 31, 2012
Due in one year or less	$10
Due after one through five years	18
Due after five through 10 years	84
Due after 10 years	111
Total	$223

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below for Progress Energy Florida.

	December 31, 2012			December 31, 2011
		Unrealized	Unrealized			Unrealized	Unrealized
		Loss	Loss			Loss	Loss
		Position	Position			Position	Position
(in millions)	Fair Value	>12 months	<12 months	Fair Value		>12 months	<12 months
NDTF
Equity securities	$24	$2	$1		$43	$ ―	$9
Corporate debt securities	―	―	―		10	―	―
Municipal bonds	8	1	―		13	2	―
U.S. government bonds	25	―	―		(32)	―	―
Other debt securities	1	―	―		4	―	―
Total NDTF	$58	$3	$1		$38	$2	$9
Other
Municipal bonds	$7	$ ―	$ ―	$	―	$ ―	$ ―
Other	$7	$ ―	$ ―	$	―	$ ―	$ ―
Total Investments	$65	$3	$1		$38	$2	$9

Duke Energy Indiana

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy Indiana. Unrealized holding gains and losses on these investments are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Consolidated Balance Sheets.

	December 31, 2012				December 31, 2011
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Other Investments
Equity securities	$9	$	―	$50	$5	$1	$46
Municipal bonds	1		―	28	1	―	28
Total Other Investments(a)	$10	$	―	$78	$6	$1	$74
Total Investments	$10	$	―	$78	$6	$1	$74

(a)	These amounts are recorded in Other within Investments and Other Assets on the Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy Indiana.

(in millions)	December 31, 2012
Due in one year or less	$1
Due after one through five years	21
Due after five through 10 years	3
Due after 10 years	3
Total	$28

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below for Duke Energy Indiana.

	December 31, 2012				December 31, 2011
			Unrealized	Unrealized		Unrealized	Unrealized
			Loss	Loss		Loss	Loss
			Position	Position		Position	Position
(in millions)	Fair Value		>12 months	<12 months	Fair Value	>12 months	<12 months
Other Investments
Equity securities	$	―	$ ―	$ ―	$8	$ ―	$1
Municipal bonds		12	―	―	3	―	―
Total Other Investments		$12	$ ―	$ ―	$11	$ ―	$1
Total Investments		$12	$ ―	$ ―	$11	$ ―	$1

18. VARIABLE INTEREST ENTITIES

A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. The analysis to determine whether an entity is a VIE considers contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity and the relationship of voting power to the amount of equity invested in an entity. This analysis is performed either upon the creation of a legal entity or upon the occurrence of an event requiring reevaluation, such as a significant change in an entity’s assets or activities. If an entity is determined to be a VIE, a qualitative analysis of control determines the party that consolidates a VIE based on what party has the power to direct the most significant activities of the VIE that impact its economic performance as well as what party has rights to receive benefits or is obligated to absorb losses that are significant to the VIE. The analysis of the party that consolidates a VIE is a continual reassessment.

Consolidated VIEs

The table below shows the VIEs that Duke Energy and Duke Energy Carolinas consolidate and how these entities impact Duke Energy’s and Duke Energy Carolinas’ respective Consolidated Balance Sheets. None of these entities are consolidated by Progress Energy, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio or Duke Energy Indiana.

Other than the discussion below related to CRC, no financial support was provided to any of the consolidated VIEs during the years ended December 31, 2012 and 2011, or is expected to be provided in the future, that was not previously contractually required.

	December 31, 2012
(in millions)	DERF(a)	CRC	CinCapV	Renewables	Other	Total
Restricted Receivables of VIEs	$637	$534	$15	$16	$(1)	$1,201
Other Current Assets	―	―	4	133	2	139
Intangibles, net	―	―	―	12	―	12
Restricted Other Assets of VIEs	―	―	52	2	―	54
Other Assets	―	―	10	―	2	12
Property, Plant and Equipment, Cost	―	―	―	1,543	15	1,558
Accumulated Depreciation and Amortization	―	―	―	(98)	(5)	(103)
Other Deferred Debits	―	―	―	40	―	40
Total Assets	637	534	81	1,648	13	2,913
Accounts Payable	―	―	―	1	―	1
Non-Recourse Notes Payable	―	312	―	―	―	312
Taxes Accrued	―	―	―	62	―	62
Current Maturities of Long-Term Debt	―	―	13	459	―	472
Other Current Liabilities	―	―	4	25	―	29
Non-Recourse Long-Term Debt	300	―	48	504	―	852
Deferred Income Taxes	―	―	―	154	―	154
Asset Retirement Obligations	―	―	―	23	―	23
Other Liabilities	―	―	10	39	―	49
Total Liabilities	300	312	75	1,267	―	1,954
Noncontrolling Interests	―	―	―	―	―	―
Net Assets of Consolidated VIEs	$337	$222	$6	$381	$13	$959

(a)	DERF is a wholly owned limited liability company of Duke Energy Carolinas.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2011
(in millions)	DERF(a)	CRC	CinCapV	Renewables	Other	Total
Restricted Receivables of VIEs	$581	$547	$13	$13	$3	$1,157
Other Current Assets	―	―	2	124	8	134
Intangibles, net	―	―	―	12	―	12
Restricted Other Assets of VIEs	―	―	65	10	60	135
Other Assets	―	―	14	36	―	50
Property, Plant and Equipment, Cost	―	―	―	913	―	913
Accumulated Depreciation and Amortization	―	―	―	(62)	―	(62)
Other Deferred Debits	―	―	―	24	2	26
Total Assets	581	547	94	1,070	73	2,365
Accounts Payable	―	―	―	1	1	2
Non-Recourse Notes Payable	―	273	―	―	―	273
Taxes Accrued	―	―	―	3	―	3
Current Maturities of Long-Term Debt	―	―	11	49	5	65
Other Current Liabilities	―	―	3	59	―	62
Non-Recourse Long-Term Debt	300	―	60	528	61	949
Deferred Income Taxes	―	―	―	160	―	160
Asset Retirement Obligation	―	―	―	13	―	13
Other Liabilities	―	―	13	37	―	50
Total Liabilities	300	273	87	850	67	1,577
Noncontrolling Interests	―	―	―	―	1	1
Net Assets of Consolidated VIEs	$281	$274	$7	$220	$5	$787

(a)	DERF is a wholly owned limited liability company of Duke Energy Carolinas.

DERF. Duke Energy Carolinas securitizes certain accounts receivable through DERF, a bankruptcy remote, special purpose subsidiary. DERF is a wholly owned limited liability company of Duke Energy Carolinas with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. As a result of the securitization, on a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy Carolinas’ franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit, which expires in August 2014. Duke Energy Carolinas provides the servicing for the receivables (collecting and applying the cash to the appropriate receivables). Duke Energy Carolinas’ borrowing under the credit facility is limited to the amount of qualified receivables sold, which has been and is expected to be in excess of the amount borrowed, which is maintained at $300 million. The debt is classified as long-term since the facility has an expiration date of greater than one year from the balance sheet date.

The obligations of DERF under the facility are non-recourse to Duke Energy Carolinas. Duke Energy and its subsidiaries have no requirement to provide liquidity, purchase assets of DERF or guarantee performance. DERF is considered a VIE because the equity capitalization is insufficient to support its operations. If deficiencies in the net worth of DERF were to occur, those deficiencies would be cured through funding from Duke Energy Carolinas. In addition, the most significant activity of DERF relates to the decisions made with respect to the management of delinquent receivables. Since those decisions are made by Duke Energy Carolinas and any net worth deficiencies of DERF would be cured through funding from Duke Energy Carolinas, Duke Energy Carolinas consolidates DERF.

CRC.  CRC was formed in order to secure low cost financing for Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana sell on a revolving basis at a discount, nearly all of their customer accounts receivable and related collections to CRC. The receivables which are sold are selected in order to avoid any significant concentration of credit risk and exclude delinquent receivables. The receivables sold are securitized by CRC through a facility managed by two unrelated third parties and the receivables are used as collateral for commercial paper issued by the unrelated third parties. These loans provide the cash portion of the proceeds paid by CRC to Duke Energy Ohio and Duke Energy Indiana. The proceeds obtained by Duke Energy Ohio and Duke Energy Indiana from the sales of receivables are cash and a subordinated note from CRC (subordinated retained interest in the sold receivables) for a portion of the purchase price (typically approximates 25 percent of the total proceeds). The amount borrowed by CRC against these receivables is non-recourse to the general credit of Duke Energy, and the associated cash collections from the accounts receivable sold is the sole source of funds to satisfy the related debt obligation. Borrowing is limited to approximately 75% of the transferred receivables. Losses on collection in excess of the discount are first absorbed by the equity of CRC and next by the subordinated retained interests held by Duke Energy Ohio and Duke Energy Indiana. The discount on the receivables reflects interest expense plus an allowance for bad debts net of a servicing fee charged by Duke Energy Ohio and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana are responsible for the servicing of the receivables (collecting and applying the cash to the appropriate receivables). Depending on the experience with collections, additional equity infusions to CRC may be required to be made by Duke Energy in order to maintain a minimum equity balance of $3 million. There were no infusions to CRC during the year ended December 31, 2012. For the years ended December 31, 2011 and 2010, respectively, Duke Energy infused $6 million and $10 million of equity to CRC to remedy net worth deficiencies. The amount borrowed fluctuates based on the amount of receivables sold. The debt is short term because the facility has an expiration date of less than one year from the balance sheet date. The current expiration date is November 2013. CRC is considered a VIE because the equity capitalization is insufficient to support its

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

operations, the power to direct the most significant activities of the entity are not performed by the equity holder, Cinergy, and deficiencies in the net worth of CRC are not funded by Cinergy, but by Duke Energy. The most significant activity of CRC relates to the decisions made with respect to the management of delinquent receivables. These decisions, as well as the requirement to make up deficiencies in net worth, are made by Duke Energy and not by Duke Energy Ohio, Duke Energy Kentucky or Duke Energy Indiana. Thus, Duke Energy consolidates CRC. Duke Energy Ohio and Duke Energy Indiana do not consolidate CRC.

CinCap V. CinCap V was created to finance and execute a power sale agreement with Central Maine Power Company for approximately 35 MW of capacity and energy. This agreement expires in 2016. CinCap V is considered a VIE because the equity capitalization is insufficient to support its operations. As Duke Energy has the power to direct the most significant activities of the entity, which are the decisions to hedge and finance the power sales agreement, CinCap V is consolidated by Duke Energy.

Renewables. Duke Energy’s renewable energy facilities include Green Frontier Windpower, LLC, Top of The World Wind Energy LLC, Los Vientos Windpower1A LLC, Los Vientos Windpower 1B, LLC and various solar projects, all subsidiaries of DEGS, an indirect wholly owned subsidiary of Duke Energy.

Green Frontier Windpower, LLC, Top of the World Wind Energy, LLC and the various solar projects are VIEs due to power purchase agreements with terms that approximate the expected life of the projects. These fixed price agreements effectively transfer the commodity price risk to the buyer of the power. Duke Energy has consolidated these entities since inception because the most significant activities that impact the economic performance of these renewable energy facilities were the decisions associated with the siting, negotiation of the purchase power agreement, engineering, procurement and construction, and decisions associated with ongoing operations and maintenance related activities, all of which were made solely by Duke Energy.

The debt held by these renewable energy facilities is non-recourse to the general credit of Duke Energy. Duke Energy and its subsidiaries have no requirement to provide liquidity or purchase the assets of these renewable energy facilities. Duke Energy does not guarantee performance except for the production tax credit guarantee mentioned above, an immaterial multi-purpose letter of credit and various immaterial debt service reserve and operations and maintenance reserve guarantees. The assets are restricted and they cannot be pledged as collateral or sold to third parties without the prior approval of the debt holders.

Other. Duke Energy has other VIEs with restricted assets and non-recourse debt. As of December 31, 2011 these VIEs included certain on-site power generation facilities which were sold in 2012. Duke Energy consolidated these particular on-site power generation entities because Duke Energy had the power to direct the majority of the most significant activities, which, most notably involved the oversight of operation and maintenance related activities that impact the economic performance of these entities.

Non-consolidated VIEs

The tables below show the VIEs that the Duke Energy Registrants do not consolidate and how these entities impact the Duke Energy Registrants respective Consolidated Balance Sheets. As discussed above, while Duke Energy consolidated CRC, Duke Energy Ohio and Duke Energy Indiana do not consolidate CRC as they are not the primary beneficiary.

	December 31, 2012
		Duke Energy
(in millions)	DukeNet		Renewables		FPC Capital I Trust(a)		Other		Total		Duke Energy Ohio	Duke Energy Indiana
Receivables	$	―	$	―	$	―	$	―	$	―	$97	$116
Investments in equity method unconsolidated affiliates		118		147		―		27		292	―	―
Intangibles		―		―		―		104		104	104	―
Investments and other assets						9		2		11
Total assets		118		147		9		133		407	201	116
Other current liabilities		―		―		―		3		3	―	―
Deferred credits and other liabilities		―		―		319		17		336	―	―
Total liabilities		―		―		319		20		339	―	―
Net assets (liabilities)		$118		$147		$(310)		$113		$68	$201	$116

(a)	The entire balance of Investments and other assets and $274 million of the Deferred Credits and Other Liabilities balance applies to Progress Energy.

	December 31, 2011
	Duke Energy								Progress	Duke Energy	Duke Energy
(in millions)	DukeNet		Renewables		Other		Total		Energy	Ohio	Indiana
Receivables	$	―	$	―	$	―	$	―	$ ―	$129	$139
Investments in equity method unconsolidated affiliates		129		81		25		235	9	―	―
Intangibles		―		―		111		111	―	111	―
Total assets		129		81		136		346	9	240	139
Other current liabilities		―		―		3		3	―	―	―
Deferred credits and other liabilities		―		―		18		18	273	―	―
Total liabilities		―		―		21		21	273	―	―
Net assets		$129		$81		$115		$325	$(264)	$240	$139

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

No financial support that was not previously contractually required was provided to any of the unconsolidated VIEs during the years ended December 31, 2012 and 2011, respectively, or is expected to be provided in the future.

With the exception of the power purchase agreement with the Ohio Valley Electric Corporation (OVEC), which is discussed below, and various guarantees, reflected in the table above as “Deferred Credits and Other Liabilities”, the Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above.

DukeNet.  In 2010, Duke Energy sold a 50% ownership interest in DukeNet to Alinda. The sale resulted in DukeNet becoming a joint venture with Duke Energy and Alinda each owning a 50% interest. In connection with the formation of the new DukeNet joint venture, a 5-year, $150 million senior secured credit facility was executed with a syndicate of 10 external financial institutions. This credit facility is non-recourse to Duke Energy. DukeNet is considered a VIE because it has entered into certain contractual arrangements that provide DukeNet with additional forms of subordinated financial support. The most significant activities that impact DukeNet’s economic performance relate to its business development and fiber optic capacity marketing and management activities. The power to direct these activities is jointly and equally shared by Duke Energy and Alinda. As a result, Duke Energy does not consolidate the DukeNet. Accordingly, DukeNet is a non-consolidated VIE that is reported as an equity method investment.

Unless consent by Duke Energy is given otherwise, Duke Energy and its subsidiaries have no requirement to provide liquidity, purchase the assets of DukeNet, or guarantee performance.

Renewables.  Duke Energy has investments in various entities that generate electricity through the use of renewable energy technology. Some of these entities are VIEs which are not consolidated due to the joint ownership of the entities when they were created and the power to direct and control key activities is shared jointly. Instead, Duke Energy’s investment is recorded under the equity method of accounting. These entities are VIEs due to power purchase agreements with terms that approximate the expected life of the project. These fixed price agreements effectively transfer the commodity price risk to the buyer of the power.

DS Cornerstone, LLC, a 50/50 joint venture entity with a third-party joint venture partner, owns two windpower projects and has executed a third party financing against the two windpower projects.  DS Cornerstone was a consolidated VIE of Duke Energy through August 31, 2012, as the members equity was not sufficient to support the operations of the joint venture as demonstrated by the third party financing.  Duke Energy provided a Production Tax Credit (PTC) Remedy Agreement to the joint venture partner whereby Duke Energy guaranteed the two windpower projects would achieve commercial operation in 2012 and an agreed to number of wind turbines would qualify for production tax credits. In the event the agreed to number of wind turbines of the two wind generating facilities failed to qualify, the joint venture partner had the option to put its equity ownership interest back to Duke Energy. The PTC Remedy Agreement resulted in greater loss exposure to Duke Energy and, as a result, Duke Energy consolidated DS Cornerstone, LLC through August 31, 2012, until both projects reached commercial operation and the appropriate number of wind turbines qualified for PTC. As of December 31, 2012, DS Cornerstone is a non-consolidated VIE. The most significant activities that impact DS Cornerstone’s economic performance are the decisions related to the ongoing operations and maintenance activities. The power to direct these activities is jointly and equally shared by Duke Energy and Sumitomo. As a result, Duke Energy does not consolidate the DS Cornerstone. Accordingly, DS Cornerstone is a non-consolidated VIE that is reported as an equity method investment.

FPC Capital I Trust. Progress Energy has variable interests in the FPC Capital I Trust (the Trust) which is a VIE of which Duke Energy is not the primary beneficiary. The Trust, a finance subsidiary, was established in 1999 for the sole purpose of issuing $300 million of 7.10% Cumulative Quarterly Income Preferred Securities due 2039, and using the proceeds thereof to purchase from Florida Progress Funding Corporation (Funding Corp.), a wholly owned subsidiary of Progress Energy, $300 million of 7.10% Junior Subordinated Deferrable Interest Notes due 2039. The Trust has no other operations and its sole assets are the subordinated notes and related guarantees. Funding Corp. was formed for the sole purpose of providing financing to Progress Energy Florida and its subsidiaries. Funding Corp. does not engage in business activities other than such financing and has no independent operations. Progress Energy has guaranteed the payments of all distributions required by the trust.

Other.  Duke Energy has investments in various other entities that are VIEs which are not consolidated. The most significant of these investments is Duke Energy Ohio’s 9% ownership interest in OVEC. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement through June 2040 to buy power from OVEC’s power plants. The proceeds from the sale of power by OVEC to its power purchase agreement counterparties, including Duke Energy Ohio, are designed to be sufficient for OVEC to meet its operating expenses, fixed costs, debt amortization and interest expense, as well as earn a return on equity. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 megawatts of coal-fired generation capacity. As discussed in Note 5, the proposed rulemaking on cooling water intake structures, MATS, CSAPR and CCP’s could increase the costs of OVEC which would be passed through to Duke Energy Ohio. The initial carrying value of this contract was recorded as an intangible asset when Duke Energy acquired Cinergy in April 2006.

In addition, the company has guaranteed the performance of certain entities in which the company no longer has an equity interest. As a result, the company has a variable interest in certain other VIEs that are non-consolidated.

CRC.  As discussed above, CRC is consolidated only by Duke Energy. Accordingly, the retained interest in the sold receivables recorded on the Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana are eliminated in consolidation at Duke Energy.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price (typically approximates 25% of the total proceeds). The subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) and is classified within Receivables in Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Balance Sheets at December 31, 2012 and 2011, respectively. The retained interests reflected on the Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana approximate fair value.

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. Because the receivables generally turnover in less than two months, credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and the purchased beneficial interest (equity in

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

CRC) is subordinate to all retained interests and thus would absorb losses first, the allocated basis of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio and Duke Energy Indiana on the retained interests using the acceptable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred. The key assumptions used in estimating the fair value in 2012 and 2011 is detailed in the following table:

	Duke Energy Ohio		Duke Energy Indiana
	2012	2011	2012	2011
Anticipated credit loss ratio	0.7%	0.8%	0.3%	0.4%
Discount rate	1.2%	2.6%	1.2%	2.6%
Receivable turnover rate	12.7%	12.7%	10.2%	10.2%

The following table shows the gross and net receivables sold:

	Duke Energy Ohio		Duke Energy Indiana
	December 31,		December 31,
(in millions)	2012	2011	2012	2011
Receivables sold	$282	$302	$289	$279
Less: Retained interests	97	129	116	139
Net receivables sold	$185	$173	$173	$140

The following tables show the retained interests, sales, and cash flows related to receivables sold:

	Duke Energy Ohio			Duke Energy Indiana
	Years Ended December 31,			Years Ended December 31,
(in millions)	2012	2011	2010	2012	2011	2010
Sales
Receivables sold	$2,154	$2,390	$2,858	$2,773	$2,658	$2,537
Loss recognized on sale	$13	$21	$26	$12	$16	$17
Cash Flows
Cash proceeds from receivables sold	$2,172	$2,474	$2,809	$2,784	$2,674	$2,474
Collection fees received	$1	$1	$1	$1	$1	$1
Return received on retained interests	$5	$12	$15	$7	$13	$13

Cash flows from the sale of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Cash Flows.

Collection fees received in connection with the servicing of transferred accounts receivable are included in Operation, Maintenance and Other on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Operations. The loss recognized on the sale of receivables is calculated monthly by multiplying the receivables sold during the month by the required discount which is derived monthly utilizing a three year weighted average formula that considers charge-off history, late charge history, and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is calculated monthly by summing the prior month-end LIBOR plus a fixed rate of 1.00 percent as of December 31, 2012, as compared to prior month-end LIBOR plus 2.39 percent as of December 31, 2011.

19. EARNINGS PER COMMON SHARE (EPS)

Basic Earnings Per Share (EPS) is computed by dividing net income attributable to Duke Energy common shareholders, adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common shareholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, phantom shares and stock-based performance unit awards were exercised or settled.

Duke Energy

On July 2, 2012, just prior to the close of the merger with Progress Energy, Duke Energy executed a one-for-three reverse stock split. All earnings per share amounts included in this 10-K are presented as if the one-for-three reverse stock split had been effective January 1, 2010. The following table presents Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding.

		Average
(In millions, except per-share amounts)	Income	Shares	EPS
2012
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic	$1,727	574	$3.01
Effect of dilutive securities:
Stock options, performance and restricted stock		1
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — diluted	$1,727	575	$3.01
2011
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$1,702	444	$3.83
2010
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic	$1,315	439	$2.99
Effect of dilutive securities:
Stock options, performance and restricted stock		1
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — diluted	$1,315	440	$2.99

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

As of December 31, 2012, 2011 and 2010, 1 million,  3 million and 5 million, respectively, of stock options and performance and unvested stock awards were not included in the dilutive securities calculation in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

Beginning in the fourth quarter of 2008, Duke Energy began issuing authorized but previously unissued shares of common stock to fulfill obligations under its Dividend Reinvestment Plan (DRIP) and other internal plans, including 401(k) plans. During the year ended December 31, 2010, Duke Energy received proceeds of $288 million from the sale of common stock associated with these plans. Proceeds from the sale of common stock associated with these plans were not significant in 2012 and 2011. Duke Energy has discontinued issuing new shares of common stock under the DRIP.

Progress Energy

	The following tables represent Progress Energy’s earnings per common share for the years ended December 31, 2011 and 2010, respectively.

		Average
(In millions, except per-share amounts)	Income	Shares	EPS
2011
Income from continuing operations attributable to Progress Energy common shareholders, as adjusted for participating securities — basic and diluted	$580	296	$1.96
2010
Income from continuing operations attributable to Progress Energy common shareholders, as adjusted for participating securities — basic and diluted	$860	291	$2.96

As of December 31, 2010, Progress Energy had 1 million stock options outstanding which were not included in the dilutive securities calculation in the above table because either the option exercise prices were greater than the average market price of common shares during those periods, or performance measures related to the awards had not yet been met.

20. PREFERRED STOCK OF SUBSIDIARIES

All of Duke Energy’s and Progress Energy’s preferred stock was issued by Progress Energy Carolinas and Progress Energy Florida to third-party holders prior to the July 2, 2012 merger with Progress Energy. The preferred stock contains certain provisions that could require redemption of the preferred stock for cash. In the event dividends payable on Progress Energy Carolinas’ or Progress Energy Florida’s preferred stock are in default for an amount equivalent to or exceeding four quarterly dividend payments, the holders of the preferred stock are entitled to elect a majority of Progress Energy Carolinas’ or Progress Energy Florida’s respective board of directors until all accrued and unpaid dividends are paid. All classes of preferred stock are entitled to cumulative dividends with preference to the common stock dividends, are redeemable by vote of the Progress Energy Carolinas’ or Progress Energy Florida’s respective board of directors at any time, and do not have any preemptive rights. All classes of preferred stock have a liquidation preference equal to $100 per share plus any accumulated unpaid dividends except for Progress Energy Florida’s 4.75%, $100 par value class, which does not have a liquidation preference. Each holder of Progress Energy Carolinas’ preferred stock is entitled to one vote. The holders of Progress Energy Florida’s preferred stock have no right to vote except for certain circumstances involving dividends payable on preferred stock that are in default or certain matters affecting the rights and preferences of the preferred stock.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

On February 6, 2013, notices of redemption for all series of Progress Energy Carolinas’ and Progress Energy Florida’s outstanding preferred stock and serial preferred stock were sent to shareholders. The preferred stock and serial preferred stock will be redeemed on March 8, 2013, at the redemption prices listed below plus accrued dividends using available cash on hand and short-term borrowings. Funds sufficient to pay the redemption price for each series have been deployed with a bank, acting as paying agent, with irrevocable instructions to pay the holders at the respective redemption prices, and, as a result, under North Carolina law and the Charter of Progress Energy Carolinas, the holders of the preferred stock have ceased to be stockholders.

The following table shows preferred stock outstanding at December 31, 2012 and 2011.

(in millions, except share and per share data)	Shares Authorized	Shares Outstanding	Redemption Price	Total
Progress Energy Carolinas
Cumulative, no par value $5 Preferred Stock	300,000	236,997	$110.00	$24
Cumulative, no par value Serial Preferred Stock	20,000,000
$4.20 Serial Preferred		100,000	102.00	10
$5.44 Serial Preferred		249,850	101.00	25
Cumulative, no par value Preferred Stock A	5,000,000	-	-	-
No par value Preference Stock	10,000,000	-	-	-
Total Progress Energy Carolinas				59
Progress Energy Florida
Cumulative, $100 par value Preferred Stock	4,000,000
4.00% Preferred		39,980	104.25	4
4.40% Preferred		75,000	102.00	8
4.58% Preferred		99,990	101.00	10
4.60% Preferred		39,997	103.25	4
4.75% Preferred		80,000	102.00	8
Cumulative, no par value Preferred Stock	5,000,000	-	-	-
$100 par value Preference Stock	1,000,000	-	-	-
Total Progress Energy Florida				34
Total preferred stock of subsidiaries				$93

21. SEVERANCE

2011 Severance Plan. In conjunction with the merger with Progress Energy, in November 2011 Duke Energy and Progress Energy offered a voluntary severance plan to certain eligible employees. As this was a voluntary severance plan, all severance benefits offered under this plan are considered special termination benefits under U.S. GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent any significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the retention period. Approximately 1,100 employees from Duke Energy and Progress Energy requested severance during the voluntary window, which closed on November 30, 2011. The estimated amount of severance payments associated with this voluntary plan and other severance benefits through 2014, excluding amounts incurred through December 31, 2012, are expected to range from $30 million to $60 million and most of the costs will be charged to Duke Energy Carolinas, Progress Energy Carolinas and Progress Energy Florida.

Additionally, in the third quarter of 2012, a voluntary severance plan was offered to certain unionized employees of Duke Energy Ohio. Approximately 75 employees accepted the termination benefits during the voluntary window, which closed on October 8, 2012. The expense associated with this plan was not material.

In conjunction with the retirement of the Crystal River Nuclear Plant Unit 3, severance benefits will be made available to certain eligible impacted unionized and non-unionized employees, to the extent that those employees do not find job opportunities at other locations. Approximately 600 employees work at Crystal River Nuclear Plant Unit 3. Duke Energy is currently determining which employees will be impacted by the retirement and therefore offered severance benefits. Future severance expense Duke Energy expects to incur at Progress Energy Florida is currently not estimable as total number of employees impacted and job classifications and functions have not yet been determined.

2010 Severance Plans. During 2010, the majority of severance charges were related to a voluntary severance plan whereby eligible employees were provided a window during which to accept termination benefits. As this was a voluntary plan, all severance benefits offered under this plan were also considered special termination benefits under U.S. GAAP and accorded the same accounting treatment as discussed above. Approximately 900 employees accepted the termination benefits during the voluntary window, which closed March 31, 2010.

Amounts included in the table below represent direct and allocated severance and related expense recorded by the Duke Energy Registrants, and are recorded in Operation, maintenance, and other within Operating Expenses on the Consolidated Statements of Operations. The Duke Energy Registrants recorded insignificant amounts for severance expense during 2011 for past and ongoing severance plans.

	Years Ended December 31,
(in millions)	2012	2010
Duke Energy(a)	$201	$172
Duke Energy Carolinas	63	99
Progress Energy (b)	82	―
Progress Energy Carolinas(b)	55	―
Progress Energy Florida(b)	27	―
Duke Energy Ohio	21	24
Duke Energy Indiana	18	33

(a)	Includes $14 million of accelerated stock award expense and $19 million of COBRA and healthcare reimbursement expenses for 2012.
(b)	The Progress Energy Registrants amounts for severance expense during 2010 are not material.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	Amounts included in the table below represent the severance liability for past and ongoing severance plans. Amounts for Subsidiary Registrants do not include allocated expense or associated cash payments. Amounts for Duke Energy Ohio and Duke Energy Indiana are not material.

	Balance at	Provision /	Cash	Balance at
(in millions)	December 31, 2011	Adjustments	Reductions	December 31, 2012
Duke Energy	$32	$171	$(68)	$135
Duke Energy Carolinas	1	21	(10)	12
Progress Energy	5	71	(33)	43
Progress Energy Carolinas	5	35	(17)	23
Progress Energy Florida	―	12	(6)	6

As part of Duke Energy Carolinas’ 2011 rate case, the NCUC approved the recovery of $101 million of previously recorded expenses related to a prior year Voluntary Opportunity Plan. This amount was recorded as a reduction to Operation, maintenance, and other within Operating Expenses on the Consolidated Statements of Operations and recognized as a Regulatory asset on the Consolidated Balance Sheets in 2012.

22. STOCK-BASED COMPENSATION

For employee awards, equity classified stock-based compensation cost is measured at the service inception date or the grant date, based on the estimated achievement of certain performance metrics or the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.

Duke Energy’s 2010 Long-Term Incentive Plan (the 2010 Plan) reserved 25 million shares of common stock for awards to employees and outside directors. The 2010 Plan supersedes the 2006 Long-Term Incentive Plan, as amended (the 2006 Plan), and no additional grants will be made from the 2006 Plan. Under the 2010 Plan, the exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to three years. Duke Energy has historically issued new shares upon exercising or vesting of share-based awards. In 2013, Duke Energy may use a combination of new share issuances and open market repurchases for share-based awards that are exercised or become vested; however, Duke Energy has not determined with certainty the amount of such new share issuances or open market repurchases.

The 2010 Plan allows for a maximum of 6.25 million shares of common stock to be issued under various stock-based awards other than options and stock appreciation rights.

In connection with the acquisition of Progress Energy in July 2012, Duke Energy assumed Progress Energy’s 1997 Equity Incentive Plan (EIP), which was continued under the 2002 and 2007 EIPs, as amended and restated from time to time. Stock-based awards granted under the Progress Energy EIPs and held by Progress Energy employees were generally converted into outstanding Duke Energy stock-based compensation awards with the estimated fair value of the awards allocated to purchase price determined to be $62 million. Refer to Note 2 for further information regarding the merger transaction.

Stock-Based Compensation Expense

The following table summarizes the total expense recognized by each of the Duke Energy Registrants, net of tax, for stock-based compensation.

	Years Ended December 31,
(in millions)	2012	2011	2010
Duke Energy	$48	$32	$41
Duke Energy Carolinas	12	17	23
Progress Energy	25	20	16
Progress Energy Carolinas	16	12	10
Progress Energy Florida	9	8	7
Duke Energy Ohio	4	6	7
Duke Energy Indiana	4	4	6

Duke Energy Plans

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Pre-tax stock-based compensation costs, tax benefit associated with stock-based compensation expense, and the amount of stock-based compensation costs capitalized related to the Duke Energy plans are included in the following table.

	Years Ended December 31,
(in millions)	2012	2011	2010
Stock Options	$2	$2	$2
Restricted Stock Unit Awards	43	27	26
Performance Awards	33	23	39
Total	$78	$52	$67
Tax benefit associated with stock-based compensation expense	$30	$20	$26
Stock-based compensation costs capitalized	2	2	4

Stock Option Activity
	Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	2,089	$46
Progress Energy transfers in(a)	94	50
Granted	340	63
Exercised	(580)	36
Forfeited or expired	(289)	65
Outstanding at December 31, 2012	1,654	51	6.3	$22
Exercisable at December 31, 2012	953	45	4.8	17
Options expected to vest	701	58	8.5	4

(a)	Progress Energy had an insignificant number of stock options outstanding as of and for the years ended December 31, 2011 and 2010.

On December 31, 2011 and 2010, Duke Energy had 1 million and 4 million exercisable options, respectively, with a weighted-average exercise price of $45 and $51, respectively. The options granted in 2012 and 2011 were expensed immediately; therefore, there is no future compensation cost associated with these options. The following table includes information related to Duke Energy’s stock options.

	Years Ended December 31,
(in millions)	2012	2011	2010
Intrinsic value of options exercised	$17	$26	$8
Tax benefit related to options exercised	7	10	3
Cash received from options exercised	21	74	14
Stock options granted (in thousands)	340	358	368

The following assumptions were used to determine the grant date fair value of the stock options granted in 2012.

Weighted-Average Assumptions for Option Pricing
Risk-free interest rate(a)		1.1%
Expected dividend yield(b)		5.1%
Expected life(c)	6	years
Expected volatility(d)		18.8%

(a)	The risk-free rate is based upon the average of 5-year and 7-year U.S. Treasury Constant Maturity rates as of the grant date.
(b)	The expected dividend yield is based upon the most recent annualized dividend and the 1-year average closing stock price.
(c)	The expected life of options is derived from the simplified method approach.
(d)

Volatility is based upon 50% historical and 50% implied volatility. Historic volatility is based on Duke Energy's historical volatility over the expected life using daily stock prices. Implied volatility is the average for all option contracts with a term greater than six months using the strike price closest to the stock price on the valuation date.

Restricted Stock Unit Awards

Restricted stock unit awards issued and outstanding under the 2010 Plan and the 2006 Plan generally vest over periods from immediate to three years. The following table includes information related to Duke Energy’s restricted stock unit awards.

	Years Ended December 31,
	2012	2011	2010
Shares awarded (in thousands)	443	636	349
Fair value (in millions)(a)	$28	$34	$17

(a)	Based on the market price of Duke Energy's common stock at the grant date.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table summarizes information about restricted stock unit awards outstanding.

	Shares (in thousands)	Weighted-Average Per Share Grant Date Fair Value
Outstanding at December 31, 2011	856	$51
Progress Energy transfers in	988	70
Granted	443	63
Vested	(608)	56
Forfeited	(72)	64
Outstanding at December 31, 2012	1,607	64
Restricted stock unit awards expected to vest	1,567	64

The total grant date fair value of the shares vested during the years ended December 31, 2012, 2011 and 2010 was $34 million, $19 million and $29 million, respectively. At December 31, 2012, Duke Energy had $37 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 1.9 years.

Performance Awards

Stock-based awards issued and outstanding under the 2010 Plan and the 2006 Plan generally vest over three years if performance targets are met. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Certain performance awards granted in 2012, 2011 and 2010 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock relative to a pre-defined peer group (relative TSR). These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards. The model uses three-year historical volatilities and correlations for all companies in the pre-defined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant is incorporated within the model. Other performance awards not containing market conditions were awarded in 2012, 2011 and 2010. The performance goal for the awards is Duke Energy’s return on equity over a three-year period. Awards are measured at grant date price. The following table includes information related to Duke Energy’s performance awards.

	Years Ended December 31,
	2012	2011	2010
Shares awarded (in thousands)	352	432	912
Fair value (in millions)(a)	$19	$20	$38

(a)	Based on the market price of Duke Energy's common stock at the grant date.

The following table summarizes information about stock-based performance awards outstanding at the maximum level.

	Shares (in thousands)	Weighted-Average Per Share Grant Date Fair Value
Number of stock-based performance awards:
Outstanding at December 31, 2011	2,123	$42
Progress Energy transfers in	1,548	50
Granted	352	54
Vested	(1,009)	56
Forfeited	(668)	48
Outstanding at December 31, 2012	2,346	47
Stock-based performance awards expected to vest	2,132	48

The total grant date fair value of the shares vested during the years ended December 31, 2012, 2011 and 2010 was $56 million, $33 million and $15 million, respectively. At December 31, 2012, Duke Energy had $25 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 1.6 years.

Progress Energy Plans

Pre-tax stock-based compensation expense and tax benefit associated with stock-based compensation expense related to former Progress Energy plans, including those that were converted to Duke plans upon the merger, recorded to Progress Energy, Progress Energy Carolinas, and Progress Energy Florida are included in the following table. No stock-based compensation costs were capitalized during any of the periods presented.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	Years Ended December 31,
(in millions)	2012	2011	2010
Restricted stock unit awards	$27	$24	$21
Performance awards	12	9	6
Total	$39	$33	$27
Tax benefit associated with stock-based compensation expense	$15	$13	$11

23. EMPLOYEE BENEFIT PLANS

Defined Benefit Retirement Plans

Duke Energy and its subsidiaries (including legacy Progress Energy and Cinergy businesses) maintain, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which varies with age and years of service) of current eligible earnings and current interest credits. Certain legacy Progress Energy and legacy Cinergy U.S. employees are covered under plans that use a final average earnings formula. Under the legacy Cinergy final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 3-year average earnings, plus a percentage of their highest 3-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 3-year average earnings times years of participation in excess of 35 years. Under the legacy Progress Energy final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 4-year average earnings, plus a percentage of their highest 4-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 4-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans which cover certain executives.

Actuarial gains and losses subject to amortization are amortized over the average remaining service period of the active employees. The average remaining service period of active employees covered by the qualified retirement plans is nine years for Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana and eight years for Progress Energy, Progress Energy Carolinas and Progress Energy Florida. The average remaining service period of active employees covered by the non-qualified retirement plans is thirteen years for Duke Energy and Progress Energy, nine years for Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana, twelve years for Progress Energy Carolinas and seventeen years for Progress Energy Florida . Duke Energy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets in a particular year on a straight line basis over the next five years.

Net periodic benefit costs disclosed in the tables below for the qualified, non-qualified and other post-retirement benefit plans represent the cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment.

Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations.

Amounts presented in the tables below for the Subsidiary Registrants represent the amounts of pension and other post-retirement benefit cost allocated by Duke Energy for employees of the Subsidiary Registrants. Additionally, the Subsidiary Registrants are allocated their proportionate share of pension and post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provide support to the Subsidiary Registrants. These allocated amounts are included in the governance and shared service costs discussed in Note 14.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table includes information related to the Duke Energy Registrants’ contributions to its U.S. qualified defined benefit pension plans.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Anticipated Contributions:
2013	$350	$-	$320	$94	$121	$18	$-
Contributions Made:
2012	$304	$-	$346	$141	$128	$-	$-
2011	200	33	334	217	112	48	52
2010	400	158	129	95	34	45	46

Qualified Pension Plans

Components of Net Periodic Pension Costs: Qualified Pension Plans

Year Ended December 31, 2012

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$122	$35	$63	$25	$30	$6	$9
Interest cost on project benefit obligation	307	90	127	58	56	31	30
Expected return on plan assets	(472)	(146)	(188)	(96)	(81)	(45)	(46)
Amortization of prior service cost (credit)	10	1	9	8	(1)	1	1
Amortization of actuarial loss	144	45	93	37	48	10	15
Other	6	2	2	1	1	-	-
Net periodic pension costs(a)(b)	$117	$27	$106	$33	$53	$3	$9

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$96	$37	$51	$20	$24	$7	$11
Interest cost on project benefit obligation	232	85	132	61	57	32	30
Expected return on plan assets	(384)	(150)	(182)	(91)	(78)	(44)	(45)
Amortization of prior service cost	6	1	7	6	-	1	2
Amortization of actuarial loss	77	37	66	25	33	7	14
Other	18	7	-	-	-	2	2
Net periodic pension costs(a)(b)	$45	$17	$74	$21	$36	$5	$14

	Year Ended December 31, 2010
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$96	$36	$46	$18	$22	$7	$11
Interest cost on project benefit obligation	248	91	131	62	56	33	32
Expected return on plan assets	(378)	(147)	(157)	(77)	(68)	(44)	(45)
Amortization of prior service cost	5	1	7	6	-	1	2
Amortization of actuarial loss	50	27	49	16	31	4	12
Settlement and contractual termination benefit cost	13	-	-	-	-	-	-
Other	18	8	-	-	-	2	2
Net periodic pension costs(a)(b)	$52	$16	$76	$25	$41	$3	$14

(a)

Duke Energy amounts exclude $14 million, $14 million and $16 million for the years ended December 31, 2012, 2011, and 2010, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

(b)

Duke Energy Ohio amounts exclude $6 million, $7 million and $7 million for the years ended December 31, 2012, 2011, and 2010, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

Other Changes in Plan Assets and Projected Benefit Obligations

Recognized in Accumulated Other Comprehensive Income and Regulatory Assets: Qualified Pension Plans

Year Ended December 31, 2012

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory assets, net increase (decrease)	$976	$(111)	$(76)	$(89)	$23	$22	$17
Accumulated other comprehensive (income) loss
Deferred income tax asset	$14	$-	$-	$-	$-	$15	$-
Reclassification of actuarial losses to an affiliate	-	-	-	-	-	(48)	-
Actuarial (gains) losses arising during the year	(2)	-	3	-	-	-	-
Prior year service credit arising during the year	(7)	-	-	-	-	-	-
Amortization of prior year actuarial losses	(13)	-	(2)	-	-	(3)	-
Reclassification of actuarial losses to regulatory assets	(20)	-	-	-	-	(1)	-
Amortization of prior year prior service cost	(1)	-	(1)	-	-	(1)	-
Net amount recognized in accumulated other comprehensive (income) loss	$(29)	$-	$-	$-	$-	$(38)	$-

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory assets, net increase (decrease)	$152	$65	$298	$98	$114	$11	$5
Accumulated other comprehensive (income) loss
Deferred income tax (asset) liability	$(10)	$-	$24	$-	$-	$1	$-
Actuarial losses arising during the year	60	-	13	-	-	10	-
Amortization of prior year actuarial losses	(8)		(8)	-	-	(3)
Reclassification of actuarial gains (losses) to regulatory assets	8	-	(66)	-	-	-	-
Amortization of prior year service cost	(1)	-	(1)	-	-	-	-
Net amount recognized in accumulated other comprehensive (income) loss	$49	$-	$(38)	$-	$-	$8	$-

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Reconciliation of Funded Status to Net Amount Recognized: Qualified Pension Plans

Year Ended December 31, 2012

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$4,880	$1,831	$2,729	$1,263	$1,179	$627	$613
Obligation assumed from acquisition	2,850	-	-	-	-	-	-
Service cost	122	35	63	25	30	6	9
Interest cost	307	90	127	58	56	31	30
Actuarial losses	489	73	166	34	120	68	76
Transfers	-	176	-	-	-	(167)	-
Plan amendments	(170)	(52)	(64)	(43)	(10)	-	(1)
Benefits paid	(448)	(125)	(153)	(73)	(66)	(38)	(43)
Obligation at measurement date	$8,030	$2,028	$2,868	$1,264	$1,309	$527	$684
Accumulated Benefit Obligation at December 31	$7,843	$2,028	$2,820	$1,264	$1,261	$501	$653
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$4,741	$1,820	$2,191	$1,091	$969	$565	$582
Assets received from acquisition	2,285	-	-	-	-	-	-
Actual return on plan assets	872	280	263	130	119	86	88
Benefits paid	(448)	(125)	(153)	(73)	(66)	(38)	(43)
Transfers	-	176	-	-	-	(167)	-
Employer contributions	304	-	346	141	128	-	-
Plan assets at measurement date	$7,754	$2,151	$2,647	$1,289	$1,150	$446	$627

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$4,861	$1,786	$2,450	$1,155	$1,043	$651	$628
Service cost	96	37	51	20	24	7	11
Interest cost	232	85	132	61	57	32	30
Actuarial (gains) losses	(7)	20	221	81	110	(9)	(11)
Transfers	-	(5)	-	-	-	(17)	1
Plan amendments	18	13	-	-	-	-	(1)
Settlement and contractual termination benefit cost	-	-	(6)	-	-	-	-
Benefits paid	(320)	(105)	(119)	(54)	(55)	(37)	(45)
Obligation at measurement date	$4,880	$1,831	$2,729	$1,263	$1,179	$627	$613
Accumulated Benefit Obligation at December 31	$4,661	$1,787	$2,692	$1,263	$1,142	$602	$582
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$4,797	$1,837	$1,891	$884	$871	$565	$565
Actual return on plan assets	64	60	91	44	41	6	9
Benefits paid	(320)	(105)	(125)	(54)	(55)	(37)	(45)
Transfers	-	(5)	-	-	-	(17)	1
Employer contributions	200	33	334	217	112	48	52
Plan assets at measurement date	$4,741	$1,820	$2,191	$1,091	$969	$565	$582

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in the Consolidated Balance Sheets: Qualified Pension Plans

December 31, 2012

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Prefunded pension(a)	$163	$123	$-	$25	$-	$-	$-
Accrued pension liability	(439)	-	(221)	-	(159)	(81)	(57)
Net amount recognized	$(276)	$123	$(221)	$25	$(159)	$(81)	$(57)
Regulatory assets	$2,387	$582	$1,079	$472	$541	$144	$246
Accumulated other comprehensive (income) loss
Deferred income tax asset	$(59)	$-	$(9)	$-	$-	$-	$-
Prior service credit	(4)	-	-	-	-	-	-
Net actuarial loss	166	-	26	-	-	-	-
Net amounts recognized in accumulated other comprehensive (income) loss(b)	$103	$-	$17	$-	$-	$-	$-
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss	$216	$46	$101	$46	$49	$12	$23
Unrecognized prior service (credit) cost	(12)	(6)	(4)	(1)	(2)	1	1

	December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Accrued pension liability	$(139)	$(11)	$(538)	$(173)	$(210)	$(62)	$(31)
Net amount recognized	$(139)	$(11)	$(538)	$(173)	$(210)	$(62)	$(31)
Regulatory assets	$1,411	$693	$1,155	$561	$518	$122	$229
Accumulated other comprehensive (income) loss
Deferred income tax asset	$(73)	$-	$(9)	$-	$-	$(15)	$-
Prior service cost	4	-	1	-	-	1	-
Net actuarial loss	201	-	25	-	-	52	-
Net amounts recognized in accumulated other comprehensive (income) loss(b)	$132	$-	$17	$-	$-	$38	$-

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Excludes accumulated other comprehensive income of $9 million and $19 million as of December 31, 2012 and 2011, respectively, net of tax, associated with a Brazilian retirement plan.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Additional Information: Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

December 31, 2012

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Projected benefit obligation	$5,396	$-	$2,868	$-	$1,309	$527	$684
Accumulated benefit obligation	5,201	-	2,820	-	1,261	501	653
Fair value of plan assets	4,957	-	2,647	-	1,150	446	627

	December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Projected benefit obligation	$-	$-	$2,729	$1,263	$1,179	$-	$-
Accumulated benefit obligation	-	-	2,692	1,263	1,142	-	-
Fair value of plan assets	-	-	2,191	1,091	969	-	-

Assumptions Used for Pension Benefits Accounting

Duke Energy(a)

	December 31,
	2012	2011	2010
Benefit Obligations
Discount rate	4.10%	5.10%	5.00%
Salary increase (graded by age)	4.30%	4.40%	4.10%
Net Periodic Benefit Cost
Discount rate	4.60-5.10%	5.00%	5.50%
Salary increase	4.40%	4.10%	4.50%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.50%

(a)	For Progress Energy plans, the assumptions used in 2012 to determine expense reflect remeasurement as of July 1, 2012 due to the merger between Duke Energy and Progress Energy.

Progress Energy(a)(b)

	December 31,
	2012	2011	2010
Benefit Obligations
Discount rate	4.10%	4.75%	5.55%
Salary increase (Bargaining plan)	4.00%	4.00%	4.50%
Net Periodic Benefit Cost
Discount rate	4.60-4.75%	5.55%	6.00%
Salary increase (Bargaining plan)	4.00%	4.50%	4.50%
Expected long-term rate of return on plan assets	8.00-8.25%	8.50%	8.75%

(a)	The assumptions used in 2012 to determine expense reflect remeasurement as of July 1, 2012 due to the merger between Duke Energy and Progress Energy.
(b)	The weighted-average actuarial assumptions used by Progress Energy Carolinas and Progress Energy Florida were not materially different from the assumptions above, as applicable.

	The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Expected Benefit Payments: Qualified Pension Plans

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Years ending December 31,
2013	$816	$250	$217	$122	$71	$36	$48
2014	653	214	194	105	68	35	47
2015	639	210	193	101	71	35	46
2016	636	207	196	100	74	35	46
2017	627	199	197	98	78	35	45
2018 - 2022	2,997	868	978	442	431	186	231

Non-Qualified Pension Plans

Components of Net Periodic Pension Costs: Non-Qualified Pension Plans

Year Ended December 31, 2012

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$2	$-	$2	$1	$-	$-	$-
Interest cost on project benefit obligation	12	1	8	1	2	-	-
Amortization of actuarial loss	4	-	5	1	-	-	-
Amortization of prior service cost (credit)	1	-	(1)	-	-	-	-
Net periodic pension costs	$19	$1	$14	$3	$2	$-	$-

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$1	$-	$2	$1	$-	$-	$-
Interest cost on project benefit obligation	8	1	9	2	2	-	-
Amortization of actuarial loss	-	-	3	-	1	-	-
Amortization of prior service cost	2	-	-	-	-	-	-
Net periodic pension costs	$11	$1	$14	$3	$3	$-	$-

	Year Ended December 31, 2010
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$1	$-	$2	$1	$-	$-	$-
Interest cost on project benefit obligation	9	1	9	2	2	-	-
Amortization of actuarial loss	-	-	2	-	1	-	-
Amortization of prior service cost	2	1	-	-	-	-	-
Net periodic pension costs	$12	$2	$13	$3	$3	$-	$-

Other Changes in Plan Assets and Projected Benefit Obligations

Recognized in Accumulated Other Comprehensive Income and Regulatory Assets: Non-Qualified Pension Plans

Year Ended December 31, 2012

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory assets, net (decrease) increase	$34	$-	$(6)	$(2)	$1	$-	$-
Regulatory liabilities, net decrease	$(8)	$-	$-	$-	$-	$-	$-
Accumulated other comprehensive (income) loss
Deferred income tax asset	$-	$-	$(1)	$-	$-	$-	$-
Actuarial (gains) losses arising during the year	(2)	-	3	-	-	-	-
Net amount recognized in accumulated other comprehensive (income) loss	$(2)	$-	$2	$-	$-	$-	$-

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory assets, net increase (decrease)	$2	$-	$28	$5	$-	$-	$(1)
Regulatory liabilities, net increase	$7	$-	$-	$-	$-	$-	$-
Accumulated other comprehensive (income) loss
Deferred income tax asset	$(1)	$-	$5	$-	$-	$-	$-
Actuarial losses (gains) arising during the year	1	-	7	-	-	-	-
Amortization of prior year actuarial losses	-	-	(2)	-	-	-	-
Reclassification of actuarial gains (losses) to regulatory assets	-	-	(18)	-	-	-	-
Net amount recognized in accumulated other comprehensive (income) loss	$-	$-	$(8)	$-	$-	$-	$-

Reconciliation of Funded Status to Net Amount Recognized: Non-Qualified Pension Plans

Year Ended December 31, 2012

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$160	$18	$177	$39	$44	$4	$5
Obligation assumed from acquisition	172	-	-	-	-	-	-
Service cost	2	-	2	1	-	-	-
Interest cost	12	1	8	1	2	-	-
Actuarial losses	18	-	11	3	3	-	-
Plan amendments	(5)	-	(12)	(4)	(2)	-	-
Transfers	-	1	-	-	-	-	-
Benefits paid	(24)	(4)	(10)	(2)	(2)	-	-
Obligation at measurement date	$335	$16	$176	$38	$45	$4	$5
Accumulated Benefit Obligation at December 31	$332	$16	$175	$36	$44	$4	$5
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$-	$-	$-	$-	$-	$-	$-
Benefits paid	(24)	(4)	(10)	(2)	(3)	-	-
Employer contributions	24	4	10	2	3	-	-
Plan assets at measurement date	$-	$-	$-	$-	$-	$-	$-

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Change in Projected Benefit Obligation
Obligation at prior measurement date	$167	$21	$159	$33	$44	$6	$6
Service cost	1	-	2	1	-	-	-
Interest cost	8	1	9	2	2	-	-
Actuarial (gains) losses	(2)	-	17	5	1	(1)	(1)
Transfers	-	(1)	-	-	-	-	-
Benefits paid	(14)	(3)	(10)	(2)	(3)	(1)	-
Obligation at measurement date	$160	$18	$177	$39	$44	$4	$5
Accumulated Benefit Obligation at December 31	$151	$17	$162	$33	$42	$4	$5
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$-	$-	$-	$-	$-	$-	$-
Benefits paid	(14)	(3)	(10)	(2)	(3)	(1)	-
Employer contributions	14	3	10	2	3	1	-
Plan assets at measurement date	$-	$-	$-	$-	$-	$-	$-

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in the Consolidated Balance Sheets: Non-Qualified Pension Plans

December 31, 2012

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Accrued pension liability(a)(b)(c)(d)(e)(f)(g)	$(335)	$(16)	$(176)	$(38)	$(45)	$(4)	$(5)
Regulatory assets	$59	$3	$34	$7	$9	$-	$2
Regulatory liabilities	$2	$-	$-	$-	$-	$-	$-
Accumulated other comprehensive (income) loss
Deferred income tax asset	$-	$-	$(4)	$-	$-	$-	$-
Net actuarial loss	(1)	-	12	-	-	-	-
Net amounts recognized in accumulated other comprehensive (income) loss	$(1)	$-	$8	$-	$-	$-	$-
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss	$5	$-	$4	$1	$1	$-	$-
Unrecognized prior service cost	(1)	-	(1)	-	-	-	-

	December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Accrued pension liability(a)(b)(c)(d)(e)(f)(g)	$(160)	$(18)	$(177)	$(39)	$(44)	$(4)	$(5)
Regulatory assets	$25	$3	$40	$9	$8	$-	$2
Regulatory liabilities	$10	$-	$-	$-	$-	$-	$-
Accumulated other comprehensive (income) loss
Deferred income tax asset	$-	$-	$(3)	$-	$-	$-	$-
Net actuarial loss	1	-	9	-	-	-	-
Net amounts recognized in accumulated other comprehensive (income) loss	$1	$-	$6	$-	$-	$-	$-

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(a)	Duke Energy amount includes $30 million and $17 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.
(b)	Duke Energy Carolinas amount includes $3 million and $3 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.
(c)	Progress Energy amount includes $11 million and $10 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.
(d)	Progress Energy Carolinas amount includes $2 million and $2 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.
(e)	Progress Energy Florida amount includes $3 million and $3 million recognized in Other within Current Liabilities on the Balance Sheets as of December 31, 2012 and 2011, respectively.
(f)

Duke Energy Ohio amount includes an insignificant amount and $1 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.

(g)

Duke Energy Indiana amount includes an insignificant amount and $1 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.

Additional Information: Non-Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

December 31, 2012

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Projected benefit obligation	$335	$16	$176	$38	$45	$4	$5
Accumulated benefit obligation	332	16	175	36	44	4	5
Fair value of plan assets	-	-	-	-	-	-	-

	December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Projected benefit obligation	$160	$18	$177	$39	$44	$4	$5
Accumulated benefit obligation	151	17	162	33	42	4	5
Fair value of plan assets	-	-	-	-	-	-	-

Assumptions Used for Pension Benefits Accounting

Duke Energy(a)

	December 31,
	2012	2011	2010
Benefit Obligations
Discount rate	4.10%	5.10%	5.00%
Salary increase (graded by age)	4.30%	4.40%	4.10%
Net Periodic Benefit Cost
Discount rate	4.60-5.10%	5.00%	5.50%
Salary increase	4.40%	4.10%	4.50%

(a)	For Progress Energy plans, the discount rate used in 2012 to determine expense reflect remeasurement as of July 1, 2012, due to the merger between Duke Energy and Progress Energy.

Progress Energy(a)(b)

	December 31,
	2012	2011	2010
Benefit Obligations
Discount rate	4.10%	4.80%	5.60%
Salary increase	-%	5.25%	5.25%
Net Periodic Benefit Cost
Discount rate	4.60-4.80%	5.60%	6.05%
Salary increase	-%	5.25%	5.25%

(a)	The discount rate used in 2012 to determine expense reflects remeasurement as of July 1, 2012, due to the merger between Duke Energy and Progress Energy.
(b)	The weighted-average actuarial assumptions used by Progress Energy Carolinas and Progress Energy Florida were not materially different from the assumptions above, as applicable.

	The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Expected Benefit Payments: Non-Qualified Pension Plans

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Years ending December 31,
2013	$31	$3	$12	$2	$3	$-	$-
2014	31	2	12	2	3	-	-
2015	28	2	12	2	3	-	-
2016	27	2	11	2	3	-	-
2017	28	2	11	2	3	-	-
2018 - 2022	120	6	56	11	15	2	2

Other Post-Retirement Benefit Plans

Duke Energy and most of its subsidiaries provide, and the Subsidiary Registrants participate in, some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over 20 years.

Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is ten years for Duke Energy, Duke Energy Ohio and Duke Energy Indiana, eleven years for Duke Energy Carolinas, nine years for Progress Energy and Progress Energy Florida and seven years for Progress Energy Carolinas.

Duke Energy did not make any pre-funding contributions to its other post-retirement benefit plans during the years ended December 31, 2012, 2011 or 2010.

Components of Net Periodic Other Post-Retirement Benefit Costs

Year Ended December 31, 2012

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$16	$2	17	$8	$7	$1	$1
Interest cost on accumulated post-retirement benefit obligation	56	15	43	23	18	3	6
Expected return on plan assets	(17)	(10)	(2)	-	(2)	(1)	(1)
Amortization of prior service credit	(8)	(5)	-	-	-	(1)	-
Amortization of net transition liability	10	7	4	-	3	-	-
Amortization of actuarial loss (gain)	14	3	35	20	12	(2)	-
Special termination charge	9	1	5	2	1	-	-
Net periodic pension costs(a)(b)	$80	$13	$102	$53	$39	$-	$6

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$7	$2	$11	$5	$5	$1	$1
Interest cost on accumulated post-retirement benefit obligation	35	16	41	20	18	3	7
Expected return on plan assets	(15)	(10)	(2)	-	(2)	(1)	(1)
Amortization of prior service credit	(8)	(5)	-	-	-	(1)	-
Amortization of net transition liability	10	9	5	1	4	-	-
Amortization of actuarial (gain) loss	(3)	2	12	5	7	(2)	2
Net periodic pension costs(a)(b)	$26	$14	$67	$31	$32	$-	$9

	Year Ended December 31, 2010
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$7	$2	$16	$5	$10	$1	$1
Interest cost on accumulated post-retirement benefit obligation	38	17	45	20	22	3	8
Expected return on plan assets	(15)	(10)	(4)	(2)	(2)	(1)	(1)
Amortization of prior service credit	(8)	(5)	-	-	-	(1)	-
Amortization of net transition liability	11	9	5	1	4	-	-
Amortization of actuarial (gain) loss	(5)	3	13	4	9	(2)	1
Net periodic pension costs(a)(b)	$28	$16	$75	$28	$43	$-	$9

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(a)

Duke Energy amounts exclude $9 million, $8 million and $9 million for the years ended December 31, 2012, 2011 and 2010, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

(b)

Duke Energy Ohio amounts exclude $2 million for each of the years ended December 31, 2012, 2011 and 2010, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Modernization Act) introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans. Accounting guidance issued and adopted by Duke Energy in 2004 prescribes the appropriate accounting for the federal subsidy. The after-tax effect on Duke Energy's net periodic post-retirement benefit cost was a decrease of $3 million in 2012, $3 million in 2011 and $4 million in 2010. Duke Energy recognized a $1 million subsidy receivable as of December 31, 2012 and 2011, which is included in Receivables on the Consolidated Balance Sheets.

Other Changes in Plan Assets and Projected Benefit Obligations

Recognized in Accumulated Other Comprehensive Income and Regulatory Assets: Other Post-Retirement Benefit Plans

Year Ended December 31, 2012

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory assets, net increase (decrease)	$484	$(20)	$228	$170	$28	$-	$(6)
Regulatory liabilities, net decrease	$(6)	$-	$-	$-	$-	$(1)	$(2)
Accumulated other comprehensive (income) loss
Deferred income tax liability	$(2)	$-	$-	$-	$-	$(4)	$-
Reclassification of actuarial losses to an affiliate	-	-	-	-	-	6	-
Prior year service cost arising during the year	-	-	-	-	-	1	-
Actuarial losses arising during the year	-	-	-	-	-	2	-
Reclassification of actuarial gains to regulatory liabilities	4	-	-	-	-	-	-
Amortization of prior year actuarial loss	-	-	-	-	-	1	-
Net amount recognized in accumulated other comprehensive (income) loss	$2	$-	$-	$-	$-	$6	$-

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Regulatory assets, net (decrease) increase	$(22)	$(12)	$74	$43	$28	$-	$(7)
Regulatory liabilities, net increase (decrease)	$21	$-	$-	$-	$-	$(1)	$12
Accumulated other comprehensive (income) loss
Deferred income tax liability	$1	$-	$(2)	$-	$-	$(1)	$-
Actuarial losses (gains) arising during the year	-	-	2	-	-	2	-
Amortization of prior year actuarial losses	1	-	-	-	-	1	-
Reclassification of actuarial losses to regulatory assets	-	-	4	-	-	-	-
Net amount recognized in accumulated other comprehensive (income) loss	$2	$-	$4	$-	$-	$2	$-

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

Year Ended December 31, 2012

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$667	$312	$841	$407	$368	$61	$135
Obligation assumed from acquisition	977	-	-	-	-	-	-
Service cost	16	2	17	8	7	1	1
Interest cost	56	15	43	23	18	3	6
Plan participants' contributions	41	18	13	5	7	4	8
Actuarial gains	198	28	291	205	49	3	(2)
Transfers	-	9	-	-	-	(16)	-
Benefits paid	(105)	(38)	(61)	(24)	(33)	(8)	(13)
Special termination benefit cost	9	1	5	2	1	-	-
Plan amendments	(70)	(33)	(25)	(16)	(6)	-	-
Accrued retiree drug subsidy	5	2	4	2	2	-	1
Accumulated post-retirement benefit obligation at measurement date	$1,794	$316	$1,128	$612	$413	$48	$136
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$181	$120	$37	$-	$37	$9	$14
Actual return on plan assets	23	12	2	-	2	1	2
Benefits paid	(105)	(38)	(61)	(24)	(33)	(8)	(13)
Transfers(a)	-	5	(39)	-	(39)	(3)	-
Employer contributions	58	17	48	19	26	4	6
Plan participants' contributions	41	18	13	5	7	4	8
Plan assets at measurement date	$198	$134	$-	$-	$-	$7	$17

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Change in Projected Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$723	$326	$733	$352	$326	$66	$152
Service cost	7	2	11	5	5	1	1
Interest cost	35	16	41	20	18	3	7
Plan participants' contributions	32	21	9	5	3	1	4
Actuarial (gains) losses	(55)	(12)	98	49	40	-	(17)
Transfers	-	(1)	-	-	-	(2)	-
Plan transfer	-	(1)	-	-	-	-	-
Benefits paid	(83)	(44)	(51)	(24)	(24)	(8)	(14)
Early retirement reinsurance program subsidy	3	2	-	-	-	-	1
Accrued retiree drug subsidy	5	3	-	-	-	-	1
Accumulated post-retirement benefit obligation at measurement date	$667	$312	$841	$407	$368	$61	$135
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$186	$125	$33	$-	$33	$8	$14
Actual return on plan assets	4	2	3	-	4	-	-
Benefits paid	(83)	(44)	(51)	(24)	(24)	(8)	(14)
Employer contributions	42	16	43	19	21	8	10
Plan participants' contributions	32	21	9	5	3	1	4
Plan assets at measurement date	$181	$120	$37	$-	$37	$9	$14

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(a)

Progress Energy and Progress Energy Florida amounts reflect assets that did not meet the definition of plan assets. These assets are included in Other within Investments and Other Assets on the Consolidated Balance Sheets.

Amounts Recognized in the Consolidated Balance Sheets: Other Post-Retirement Benefit Plans

December 31, 2012

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Accrued post-retirement liability(a)(b)(c)(d)(e)(f)(g)	$(1,596)	$(182)	$(1,128)	$(612)	$(413)	$(41)	$(119)
Regulatory assets	$521	$17	$505	$291	$170	$-	$77
Regulatory liabilities	$101	$-	$-	$-	$-	$18	$68
Accumulated other comprehensive (income) loss
Deferred income tax liability	$2	$-	$-	$-	$-	$-	$-
Prior service credit	(3)	-	-	-	-	-	-
Net actuarial gain	(2)	-	-	-	-	-	-
Net amounts recognized in accumulated other comprehensive (income) loss	$(3)	$-	$-	$-	$-	$-	$-
Amounts to be recognized in net periodic pension expense in the next year
Unrecognized net actuarial loss (gain)	$54	$3	$59	37	$16	$(1)	$-
Unrecognized prior service credit	(15)	(7)	(4)	(2)	(1)	-	-

	December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Accrued post-retirement liability(a)(b)(c)(d)(e)(f)(g)	$(486)	$(192)	$(804)	$(407)	$(331)	$(52)	$(121)
Regulatory assets	$37	$37	$277	$121	$142	$-	$83
Regulatory liabilities	$107	$-	$-	$-	$-	$19	$70
Accumulated other comprehensive (income) loss
Deferred income tax liability	$4	$-	$-	$-	$-	$4	$-
Prior service credit	(3)	-	-	-	-	(1)	-
Net actuarial loss (gain)	(6)	-	-	-	-	(9)	-
Net amounts recognized in accumulated other comprehensive (income) loss	$(5)	$-	$-	$-	$-	$(6)	$-

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(a)	Duke Energy amount includes $50 million and $3 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.
(b)	Duke Energy Carolinas amount includes an insignificant amount recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.
(c)	Progress Energy amount includes $47 million and $22 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.
(d)	Progress Energy Carolinas amount includes $23 million and $19 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.
(e)	Progress Energy Florida amount includes $20 million and zero recognized in Other within Current Liabilities on the Balance Sheets as of December 31, 2012 and 2011, respectively.
(f)	Duke Energy Ohio amount includes $2 million and $2 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.
(g)	Duke Energy Indiana amount includes an insignificant amount recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.

Assumptions Used for Other Post-Retirement Benefits Accounting

Duke Energy(a)

	December 31,
	2012	2011	2010
Benefit Obligations
Discount rate	4.10%	5.10%	5.00%
Net Periodic Benefit Cost
Discount rate	4.60-5.10%	5.00%	5.50%
Expected long-term rate of return on plan assets(b)	5.20-8.00%	5.36-8.25%	5.53-8.50%
Assumed tax rate(c)(d)	35%	35.0%	35.0%

(a)	For Progress Energy plans, the discount rate used in 2012 to determine expense reflect remeasurement as of July 1, 2012 due to the merger between Duke Energy and Progress Energy.
(b)	The expected long-term rate of return on plan assets for Duke Energy Ohio and Duke Energy Indiana was 8.00%, 8.25% and 8.50% as of December 31, 2012, 2011 and 2010, respectively.
(c)	Applicable to the health care portion of funded post-retirement benefits.
(d)	Does not apply to Duke Energy Ohio and Duke Energy Indiana.

Progress Energy(a)(b)

	December 31,
	2012	2011	2010
Benefit Obligations
Discount rate	4.10%	4.85%	5.75%
Net Periodic Benefit Cost
Discount rate	4.60-4.85%	5.70%	6.05%
Expected long-term rate of return on plan assets(b)	N/A-5.00%	5.00%	6.60%

(a)	The assumptions used in 2012 to determine expense reflect remeasurement as of July 1, 2012 due to the merger between Duke Energy and Progress Energy.
(b)

The weighted-average actuarial assumptions used by Progress Energy Carolinas and Progress Energy Florida were not materially different from the assumptions above, as applicable, with the exception of the expected long-term rate of return on plan assets which was 5.00% for all years presented for Progress Energy Florida and 8.75% in 2010 for Progress Energy Carolinas. Progress Energy Florida held no other post-retirement benefit plan assets as of December 31, 2012. Progress Energy Carolinas held no other post-retirement plan assets after December 31, 2010.

	The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Assumed Health Care Cost Trend Rate - Duke Energy (a)

	December 31,
	2012	2011
Health care cost trend rate assumed for next year	8.50%	8.75%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that rate reaches ultimate trend	2020	2020

(a) Applicable to all Subsidiary Registrants

Sensitivity to Changes in Assumed Health Care Cost Trend Rates

Year Ended December 31, 2012

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
1-Percentage Point Increase
Effect on total service and interest costs	$9	$1	$8	$4	$3	$1	$1
Effect on post-retirement benefit obligation	164	11	133	72	49	3	8
1-Percentage Point Decrease
Effect on total service and interest costs	(7)	(1)	(6)	(3)	(2)	(1)	(1)
Effect on post-retirement benefit obligation	(133)	(10)	(106)	(57)	(39)	(3)	(7)

Expected Benefit Payments: Other Post-Retirement Benefit Plans

(in millions)	Duke Energy(a)	Duke Energy Carolinas(b)	Progress Energy(c)	Progress Energy Carolinas(d)	Progress Energy Florida(e)	Duke Energy Ohio(f)	Duke Energy Indiana(g)
Years ending December 31,
2013	$98	$22	$48	$24	$20	$4	$12
2014	104	23	51	26	21	4	12
2015	108	23	55	28	22	4	12
2016	111	24	58	30	23	4	12
2017	114	24	61	32	24	4	12
2018 - 2022	583	112	330	177	125	19	53

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(a)

Duke Energy expects to receive future subsidies under Medicare Part D of $7 million in each of the years 2013-2015, $8 million in each of the years 2016 and 2017, and a total of $46 million during the years 2018-2022.

(b)	Duke Energy Carolinas expects to receive future subsidies under Medicare Part D of $2 million in each of the years 2013-2017 and a total of $8 million during the years 2018-2022.
(c)

Progress Energy expects to receive future subsidies under Medicare Part D of $4 million in each of the years 2013-2015, $5 million each of the years 2016-2017, and a total of $34 million during the years 2018-2022.

(d)

Progress Energy Carolinas expects to receive future subsidies under Medicare Part D of $2 million in each of the years 2013-2015, $3 million in each of the years 2016-2017, and a total of $19 million during the years 2018-2022.

(e)	Progress Energy Florida expects to receive future subsidies under Medicare Part D of $2 million in each of the years 2013-2017, and a total of $12 million during the years 2018-2022.
(f)	Duke Energy Ohio does not expect to receive future subsidies under Medicare Part D.
(g)	Duke Energy Indiana expects to receive future subsidies under Medicare Part D of $1 million in each of the years 2013-2017 and a total of $5 million during the years 2018-2022.

Plan Assets

Duke Energy Master Retirement Trust. Assets for both the qualified pension and other post-retirement benefits (excluding Progress Energy plans) are maintained in a Master Retirement Trust (Duke Energy Master Trust). Approximately 97% of the Duke Energy Master Trust assets were allocated to qualified pension plans and approximately 3% were allocated to other post-retirement plans, as of December 31, 2012 and 2011. The investment objective of the Duke Energy Master Trust is to achieve reasonable returns, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants.

The asset allocation targets were set after considering the investment objective and the risk profile. U.S. equities are held for their high expected return. Non-U.S. equities, debt securities, and real estate are held for diversification. Investments within asset classes are to be diversified to achieve broad market participation and reduce the impact of individual managers or investments. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

Qualified pension and other post-retirement benefits for Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana are derived from the Duke Energy Master Trust, as such, each are allocated their proportionate share of the assets discussed below.

The following table includes the target asset allocations by asset class at December 31, 2012 and the actual asset allocations for the Duke Energy Master Trust.

	Target Allocation	Actual Allocation at December 31,
		2012	2011
Duke Energy Master Trust
U.S. equity securities	28%	28%	28%
Non-U.S. equity securities	15%	15%	15%
Global equity securities	10%	10%	9%
Global private equity securities	3%	3%	1%
Debt securities	32%	32%	32%
Hedge funds	4%	4%	3%
Real estate and cash	4%	4%	9%
Other global securities	4%	4%	3%
Total	100%	100%	100%

Progress Energy Master Trust. Assets for Progress Energy qualified pension benefits are maintained in a trust (Progress Energy Master Trust).The primary objectives of the Progress Energy Master Trust are to ensure sufficient funds are available at all times to finance promised benefits and to invest the funds such that contributions are minimized, within acceptable risk limits. Progress Energy periodically performs studies to analyze various aspects of our pension plans including asset allocations, expected portfolio return, pension contributions and net funded status. One key investment objective is to achieve a rate of return significantly in excess of the discount rate used to measure the plan liabilities over the long term. Tactical shifts (plus or minus 5 percent) in asset allocation from the target allocations are made based on the near-term view of the risk and return tradeoffs of the asset classes. Domestic equity includes investments across large, medium and small capitalized domestic stocks, using investment managers with value, growth and core-based investment strategies and includes both long only and long/short equity managers. International equity includes investments in foreign stocks in both developed and emerging market countries, using a mix of value and growth-based investment strategies and includes both long only and long/short equity managers. Domestic fixed income primarily includes domestic investment grade long duration fixed income investments.

Qualified pension benefits for Progress Energy, Progress Energy Carolinas and Progress Energy Florida are derived from the Progress Energy Master Trust. As such, each are allocated their proportional share of the assets discussed below.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table includes the target asset allocations by asset class at December 31, 2012 and the actual asset allocations for the Progress Energy Master Trust.

	Target Allocation	Actual Allocation at December 31,
		2012	2011
Progress Energy Master Trust
U.S. equity securities	29%	20%	28%
Non-U.S. equity securities	19%	14%	15%
Global equity securities	4%	8%	9%
Global private equity securities	6%	10%	-%
Debt securities	35%	35%	36%
Hedge funds	7%	9%	6%
Real estate and cash	-%	1%	6%
Other global securities	-%	3%	-%
Total	100%	100%	100%

VEBA I. Duke Energy also invests other post-retirement assets in the Duke Energy Corporation Employee Benefits Trust (VEBA I). The investment objective of VEBA I is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants. VEBA I is passively managed.

The following table includes the weighted-average returns expected by asset classes and the target asset allocations at December 31, 2012 and the actual asset allocations for VEBA I.

	Target Allocation	Actual Allocation at December 31,
		2012	2011
VEBA I
U.S. equity securities	30%	23%	20%
Debt securities	45%	32%	31%
Cash	25%	45%	49%
Total	100%	100%	100%

Fair Value Measurements.

The accounting guidance for fair value defines fair value, establishes a framework for measuring fair value in GAAP in the U.S. and expands disclosure requirements about fair value measurements. Under the accounting guidance for fair value, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition focuses on an exit price, which is the price that would be received by Duke Energy to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although the accounting guidance for fair value does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

Duke Energy classifies recurring and non-recurring fair value measurements based on the following fair value hierarchy, as prescribed by the accounting guidance for fair value, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1 — unadjusted quoted prices in active markets for identical assets or liabilities that Duke Energy has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occurs with sufficient frequency and volume to provide ongoing pricing information. Duke Energy does not adjust quoted market prices on Level 1 for any blockage factor.

Level 2 — a fair value measurement utilizing inputs other than a quoted market price that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates. A Level 2 measurement cannot have more than an insignificant portion of the valuation based on unobservable inputs.

Level 3 — any fair value measurements which include unobservable inputs for the asset or liability for more than an insignificant portion of the valuation. A Level 3 measurement may be based primarily on Level 2 inputs.

	The following tables provide the fair value measurement amounts for the Duke Energy Master Trust qualified pension and other post-retirement assets.

	December 31, 2012
(in millions)	Total Fair Value(a)	Level 1	Level 2	Level 3
Duke Energy Master Trust
Equity securities	$2,993	$1,415	$1,575	$3
Corporate bonds	1,391	-	1,388	3
Short-term investment funds	100	23	77	-
Partnership interests	141	-	-	141
Hedge funds	97	-	97	-
Real estate trusts	167	-	-	167
U.S. government securities	237	-	237	-
Other investments(b)	(16)	(21)	5	-
Guaranteed investment contracts	37	-	-	37
Governments bonds - foreign	65	-	64	1
Cash	4	4	-	-
Asset backed securities	2	-	2	-
Government and commercial mortgage backed securities	12	-	12	-
Total assets(c)	$5,230	$1,421	$3,457	$352

(a)	Excludes $26 million in net receivables associated with security purchases and sales.
(b)	Includes pending investment sales (net of investment purchases) of $29 million.
(c)

Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana were allocated approximately 43%, 9% and 12% of the Duke Energy Master Trust assets at December 31, 2012, respectively. Accordingly, all Level 1, 2 and 3 amounts included in the table above are allocable to Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana using these percentages.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2011
(in millions)	Total Fair Value(a)	Level 1	Level 2	Level 3
Duke Energy Master Trust
Equity securities	$2,568	$1,745	$823	$-
Corporate bonds	1,237	-	1,236	1
Short-term investment funds	328	276	52	-
Partnership interests	127	-	-	127
Hedge funds	89	-	89	-
Real estate trusts	152	-	-	152
U.S. government securities	211	-	211	-
Other investments(b)	33	30	2	1
Guarantees investment contracts	39	-	-	39
Governments bonds - foreign	39	-	38	1
Cash	7	7	-	-
Asset backed securities	4	-	3	1
Government and commercial mortgage backed securities	8	-	8	-
Total assets(c)	$4,842	$2,058	$2,462	$322

(a)	Excludes $27 million in net receivables and payables associated with security purchases and sales.
(b)	Includes pending investment sales (net of investment purchases) of $3 million.
(c)

Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana were allocated approximately 39%, 12% and 12% of the Duke Energy Master Trust assets at December 31, 2012, respectively. Accordingly, all Level 1, 2 and 3 amounts included in the table above are allocable to Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana using these percentages.

The following tables provide the fair value measurement amounts for the Progress Energy Master Trust qualified pension assets.

Progress Energy

	December 31, 2012
(in millions)	Total Fair Value(a)	Level 1	Level 2	Level 3
Progress Energy Master Trust
Equity securities	$1,094	$361	$733	$-
Corporate bonds	432	-	432	-
Partnership interests	154	-	-	154
Hedge funds	313	-	189	124
U.S. government securities	515	405	110	-
Other investments	16	-	6	10
Governments bonds - foreign	6	-	6	-
Cash	160	113	47	-
Total assets(b)	$2,690	$879	$1,523	$288

(a)	Excludes $43 million in net payables associated with security purchases and sales.
(b)

Progress Energy Carolinas and Progress Energy Florida were allocated approximately 48% and 44% of the Progress Energy Master Trust assets at December 31, 2012, respectively. Accordingly, all Level 1, 2 and 3 amounts included in the table above are allocable to Progress Energy Carolinas and Progress Energy Florida using these percentages.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2011
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Progress Energy Master Trust
Equity securities	$803	$313	$490	$-
Corporate bonds	407	-	407	-
Partnership interests	153	-	-	153
Hedge funds	306	-	159	147
U.S. government securities	391	247	144	-
Other investments	16	-	5	11
Cash	115	82	33	-
Total assets(a)	$2,191	$642	$1,238	$311

(a)

Progress Energy Carolinas and Progress Energy Florida were allocated approximately 50% and 44% of the Progress Energy Master Trust assets at December 31, 2011, respectively. Accordingly, all Level 1, 2 and 3 amounts included in the table above are allocable to Progress Energy Carolinas and Progress Energy Florida using these percentages.

The following tables provide the fair value measurement amounts for VEBA I other post-retirement assets.

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
VEBA I
Cash and cash equivalents	$22	$-	$22	$-
Equity securities	12	-	12	-
Debt securities	16	-	16	-
Total assets	$50	$-	$50	$-

	December 31, 2011
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
VEBA I
Cash and cash equivalents	$26	$-	$26	$-
Equity securities	11	-	11	-
Debt securities	16	-	16	-
Total assets	$53	$-	$53	$-

	The following table provides a reconciliation of beginning and ending balances of Master Trust assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

(in millions)	2012	2011
Duke Energy Master Trust
Balance at January 1	$322	$185
Purchases, sales, issuances and settlements
Purchases	21	156
Sales	(4)	(29)
Total gains (losses) and other	13	10
Balance at December 31	$352	$322

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	The following table provides a reconciliation of beginning and ending balances of Progress Trust assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

(in millions)	2012	2011
Progress Energy Master Trust
Balance at January 1	$311	$160
Purchases, sales, issuances and settlements
Purchases	13	107
Sales	(14)	(13)
Transfers in and/or out of level 3	(41)	-
Total gains (losses) and other	19	57
Balance at December 31	$288	$311

Valuation methods of the primary fair value measurements disclosed above are as follows:

Investments in equity securities. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Duke Energy has not adjusted prices to reflect for after-hours market activity. Most equity security valuations are Level 1 measures. Investments in equity securities with unpublished prices are valued as Level 2 if they are redeemable at the measurement date. Investments in equity securities with redemption restrictions are valued as Level 3.

Investments in corporate bonds and U.S. government securities. Most debt investments are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measures. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement.

Investments in short-term investment funds. Investments in short-term investment funds are valued at the net asset value of units held at year end. Investments in short-term investment funds with published prices are valued as Level 1. Investments in short-term investment funds with unpublished prices are valued as Level 2.

Investments in real estate investment trusts. Investments in real estate investment trusts are valued based upon property appraisal reports prepared by independent real estate appraisers. The Chief Real Estate Appraiser of the asset manager is responsible for assuring that the valuation process provides independent and reasonable property market value estimates. An external appraisal management firm not affiliated with the asset manager has been appointed to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process.

Employee Savings Plans

Duke Energy and Progress Energy sponsor, and the Subsidiary Registrants participate in, employee savings plans that cover substantially all U.S. employees. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100% of employee before-tax and Roth 401(k) contributions, and, as applicable, after-tax contributions, of up to 6% of eligible pay per pay period. Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted earnings per share.

The following table includes pre-tax employer matching contributions made by Duke Energy and expensed by the Subsidiary Registrants.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
For the years ended December 31,
2012	$107	$37	$45	$24	$15	$4	$6
2011	86	37	44	23	14	4	8
2010	85	36	43	23	14	4	6

24. INCOME TAXES

Duke Energy and its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities, and in certain foreign jurisdictions. The taxable income of Duke Energy and its subsidiaries is reflected in Duke Energy’s U.S. federal and state income tax returns. These subsidiaries have a tax sharing agreement with Duke Energy where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses and benefits. The

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

accounting for income taxes essentially represents the income taxes that each of these subsidiaries would incur if it were a separate company filing its own tax return as a C-Corporation.

Components of Income Tax Expense

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current income taxes
Federal	$(46)	$(1)	$(88)	$(48)	$6	$26	$(27)
State	35	(25)	2	(6)	―	11	27
Foreign	133	―	―	―	―	―	―
Total current income taxes	122	(26)	(86)	(54)	6	37	―
Deferred income taxes
Federal	513	408	226	162	121	72	(47)
State	64	77	40	9	21	(9)	(25)
Foreign	20	―	―	―	―	―	―
Total deferred income taxes(a)	597	485	266	171	142	63	(72)
Investment tax credit amortization	(14)	(6)	(8)	(7)	(1)	(2)	(1)
Income tax expense (benefit) from continuing operations(b)	705	453	172	110	147	98	(73)
Tax expense from discontinued operations	24	―	29	―	―	―	―
Total income tax expense (benefit) included in Consolidated Statements of Operations	$729	$453	$201	$110	$147	$98	$(73)

(a)

Includes benefits of net operating loss (NOL) carryforwards of $1,127 million at Duke Energy, $245 million at Duke Energy Carolinas, $357 million at Progress Energy, $257 million at Progress Energy Carolinas, $25 million at Progress Energy Florida, $99 million at Duke Energy Ohio and $205 million at Duke Energy Indiana.

(b)

Includes uncertain tax benefits relating primarily to certain temporary differences of $27 million at Duke Energy, $11 million at Duke Energy Carolinas, $(42) million at Progress Energy, $(6) million at Progress Energy Carolinas, $(36) million at Progress Energy Florida, $4 million at Duke Energy Ohio and $9 million at Duke Energy Indiana. The offset to these temporary differences are included in deferred income taxes.

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current income taxes
Federal	$(37)	$(122)	$(91)	$(27)	$(60)	$(95)	$95
State	21	30	29	21	5	1	42
Foreign	164	―	―	―	―	―	―
Total current income taxes	148	(92)	(62)	(6)	(55)	(94)	137
Deferred income taxes
Federal	526	531	365	262	214	194	(38)
State	56	40	27	6	22	(2)	(23)
Foreign	32	―	―	―	―	―	―
Total deferred income taxes(a)	614	571	392	268	236	192	(61)
Investment tax credit amortization	(10)	(7)	(7)	(6)	(1)	(2)	(2)
Income tax expense from continuing operations(b)	752	472	323	256	180	96	74
Tax benefit from discontinued operations	―	―	(3)	―	―	―	―
Total income tax expense included in Consolidated Statements of Operations	$752	$472	$320	$256	$180	$96	$74

(a)

Includes benefits of NOL carryforwards of $274 million at Duke Energy, $79 million at Duke Energy Carolinas, $213 million at Progress Energy, $54 million at Progress Energy Carolinas, $41 million at Progress Energy Florida and $47 million at Duke Energy Ohio.

(b)

Includes benefits of uncertain tax benefits relating primarily to certain temporary differences of $43 million at Duke Energy, $43 million at Duke Energy Carolinas, $(3) million at Progress Energy, $(1) million at Progress Energy Carolinas, $(19) million at Progress Energy Florida, $3 million at Duke Energy Ohio and $3 million at Duke Energy Indiana. The offset to these temporary differences are included in deferred income taxes.

	Year Ended December 31, 2010
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current income taxes
Federal	$(5)	$3	$(46)	$73	$(44)	$107	$(3)
State	39	(2)	(13)	(8)	(4)	8	16
Foreign	125	―	―	―	―	―	―
Total current income taxes(a)	159	1	(59)	65	(48)	115	13
Deferred income taxes
Federal	639	388	505	238	286	6	123
State	83	75	100	53	39	12	22
Foreign	20	―	―	―	―	―	―
Total deferred income taxes(b)	742	463	605	291	325	18	145
Investment tax credit amortization	(11)	(7)	(7)	(6)	(1)	(1)	(2)
Income tax expense from continuing operations	890	457	539	350	276	132	156
Tax benefit from discontinued operations	(1)	―	(9)	―	―	―	―
Total income tax expense included in Consolidated Statements of Operations	$889	$457	$530	$350	$276	$132	$156

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(a)

Includes uncertain tax benefits relating primarily to certain temporary differences of $(392) million at Duke Energy, $(300) million at Duke Energy Carolinas, $16 million at Progress Energy, $15 million at Progress Energy Carolinas, $1 million at Progress Energy Florida, $(3) million at Duke Energy Ohio and $(7) million at Duke Energy Indiana. The offset to these temporary differences are included in deferred income taxes.

(b)	Includes benefits of NOL carryforwards of $37 million at Progress Energy and $9 million at Progress Energy Florida.

Duke Energy Income from Continuing Operations before Income Taxes

	Years Ended December 31,
(in millions)	2012	2011	2010
Domestic	$1,827	$1,780	$1,731
Foreign	624	685	479
Income from continuing operations before income taxes	$2,451	$2,465	$2,210

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to the Actual Tax Expense from Continuing Operations (Statutory Rate Reconciliation)

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Income tax expense, computed at the statutory rate of 35%	$858	$461	$185	$134	$145	$96	$(43)
State income tax, net of federal income tax effect	64	34	33	1	14	1	1
Tax differential on foreign earnings	(66)	―	―	―	―	―	―
AFUDC equity income	(101)	(54)	(37)	(24)	(13)	(2)	(26)
Other items, net	(50)	12	(9)	(1)	1	3	(5)
Income tax expense from continuing operations	$705	$453	$172	$110	$147	$98	$(73)
Effective tax rate	28.8%	34.3%	32.7%	28.7%	35.7%	36.0%	59.5%

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Income tax expense, computed at the statutory rate of 35%	$863	$457	$319	$270	$173	$102	$85
State income tax, net of federal income tax effect	50	46	39	18	17	(1)	13
Tax differential on foreign earnings	(44)	―	―	―	―	―	―
AFUDC equity income	(91)	(59)	(36)	(25)	(11)	(2)	(31)
Other items, net	(26)	28	1	(7)	1	(3)	7
Income tax expense from continuing operations	$752	$472	$323	$256	$180	$96	$74
Effective tax rate	30.5%	36.1%	35.6%	33.2%	36.3%	33.1%	30.6%

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2010
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Income tax expense, computed at the statutory rate of 35%	$774	$454	$492	$333	$255	$(108)	$155
State income tax, net of federal income tax effect	82	48	60	30	23	14	26
Tax differential on foreign earnings	(22)	―	―	―	―	―	―
Goodwill impairment charges	175	―	―	―	―	237	―
AFUDC equity income	(82)	(61)	(32)	(22)	(10)	(2)	(20)
Other items, net	(37)	16	19	9	8	(9)	(5)
Income tax expense from continuing operations	$890	$457	$539	$350	$276	$132	$156
Effective tax rate	40.3%	35.3%	38.3%	36.8%	37.9%	(43.0)%	35.5%

Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will be realized on a more-likely-than-not basis. The net change in the total valuation allowance is included in Tax differential on foreign earnings and State income tax, net of federal income tax effect in the above tables.

Net Deferred Income Tax Liability Components

	December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Deferred credits and other liabilities	$2,948	$194	$822	$342	$333	$52	$115
Tax credits and NOL carryforwards	3,311	447	1,536	309	91	152	340
Other	408	22	230	82	126	10	27
Valuation allowance	(226)	―	(77)	―	―	(1)	―
Total deferred income tax assets	6,441	663	2,511	733	550	213	482
Investments and other assets	(1,093)	(838)	(112)	(108)	(6)	(25)	(18)
Accelerated depreciation rates	(11,208)	(4,289)	(2,803)	(2,178)	(592)	(1,823)	(1,131)
Regulatory assets and deferred debits	(3,819)	(627)	(1,775)	(465)	(1,318)	(197)	(185)
Total deferred income tax liabilities	(16,120)	(5,754)	(4,690)	(2,751)	(1,916)	(2,045)	(1,334)
Net deferred income tax liabilities	$(9,679)	$(5,091)	$(2,179)	$(2,018)	$(1,366)	$(1,832)	$(852)

The following table presents the expiration of tax credits and NOL carryforwards.

	December 31, 2012
(in millions)	Amount	Expiration year
Investment Tax Credits	$391	2029-2032
Alternative Minimum Tax Credits	1,033	Indefinite
Federal NOL carryforwards	1,604	2031-2032
State NOL carryforwards(a)	166	2013-2032
Foreign NOL carryforwards(b)	117	2015-2032; Indefinite
Total tax credits and NOL carryforwards	$3,311

(a)	A valuation allowance of $121 million has been recorded on the state NOL carryforwards and state capital loss carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(b)	A valuation allowance of $105 million has been recorded on the foreign NOL carryforwards, as presented in the Net Deferred Income Tax Liability Components table.

	December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Deferred credits and other liabilities	$790	$228	$900	$441	$513	$68	$92
Tax credits and NOL carryforwards	930	199	1,163	57	42	―	95
Regulatory liabilities and deferred credits	―	―	375	142	198	―	―
Investments and other assets	―	―	―	―	―	3	―
Other	137	18	522	168	101	31	5
Valuation allowance	(144)	―	(71)	―	―	―	―
Total deferred income tax assets	1,713	445	2,889	808	854	102	192
Investments and other assets	(809)	(720)	―	(103)	(56)	―	(2)
Accelerated depreciation rates	(6,989)	(3,576)	(3,098)	(1,908)	(1,180)	(1,706)	(968)
Regulatory assets and deferred debits	(1,219)	(658)	(1,271)	(541)	(685)	(216)	(136)
Other	―	―	(315)	(17)	(120)	―	―
Total deferred income tax liabilities	(9,017)	(4,954)	(4,684)	(2,569)	(2,041)	(1,922)	(1,106)
Net deferred income tax liabilities	$(7,304)	$(4,509)	$(1,795)	$(1,761)	$(1,187)	$(1,820)	$(914)

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Classification of Deferred Tax Assets (Liabilities) in the Consolidated Balance Sheets

	December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current deferred tax assets, included in Other within Current Assets	$732	$90	$359	$144	$152	$21	$1
Non-current deferred tax assets, included in Other within Investments and Other Assets	85	―	20	―	―	―	―
Current deferred tax liabilities, included in Other within Current Liabilities	(6)	―	―	―	―	―	―
Non-current deferred tax liabilities, included in Other within Deferred Credits and Other Liabilities	(10,490)	(5,181)	(2,558)	(2,162)	(1,518)	(1,853)	(853)
Net deferred income tax liabilities	$(9,679)	$(5,091)	$(2,179)	$(2,018)	$(1,366)	$(1,832)	$(852)

	December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Current deferred tax assets, included in Other within Current Assets	$210	$46	$371	$142	$138	$33	$13
Non-current deferred tax assets, included in Other within Investments and Other Assets	67	―	27	―	―	―	―
Non-current deferred tax liabilities, included in Other within Deferred Credits and Other Liabilities	(7,581)	(4,555)	(2,193)	(1,903)	(1,325)	(1,853)	(927)
Net deferred income tax liabilities	$(7,304)	$(4,509)	$(1,795)	$(1,761)	$(1,187)	$(1,820)	$(914)

Deferred income taxes and foreign withholding taxes have not been provided on undistributed earnings of Duke Energy’s foreign subsidiaries when such amounts are deemed to be indefinitely reinvested. The cumulative undistributed earnings as of December 31, 2012 on which Duke Energy has not provided deferred income taxes and foreign withholding taxes is $2 billion. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated at between $275 million and $350 million.

Changes to Unrecognized Tax Benefits

	Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Unrecognized tax benefits — January 1	$385	$260	$173	$73	$80	$32	$24
Acquisitions	128	―	―	―	―	―	―
Unrecognized tax benefits increases (decreases)
Gross increases — tax positions in prior periods	29	12	23	10	12	2	6
Gross decreases — tax positions in prior periods	(4)	―	(72)	(19)	(52)	―	―
Gross increases — current period tax positions	28	15	8	4	4	4	4
Gross decreases — current period tax positions	(9)	(5)	(1)	(1)	―	(2)	(2)
Settlements	(13)	(11)	―	―	―	―	―
Statute	(4)	―	―	―	―	―	―
Total changes	155	11	(42)	(6)	(36)	4	8
Unrecognized tax benefits — December 31	$540	$271	$131	$67	$44	$36	$32

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Unrecognized tax benefits — January 1	$342	$217	$176	$74	$99	$29	$21
Unrecognized tax benefits increases (decreases)
Gross increases — tax positions in prior periods	49	42	88	19	66	4	3
Gross decreases — tax positions in prior periods	(18)	(8)	(24)	(14)	(21)	(5)	(3)
Gross increases — current period tax positions	16	9	9	8	1	4	3
Gross decreases — current period tax positions	―	―	(8)	(4)	(4)	―	―
Settlements	(4)	―	(68)	(10)	(61)	―	―
Total changes	43	43	(3)	(1)	(19)	3	3
Unrecognized tax benefits — December 31	$385	$260	$173	$73	$80	$32	$24

	Year Ended December 31, 2010
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Unrecognized tax benefits — January 1	$664	$517	$160	$59	$98	$32	$28
Unrecognized tax benefits increases (decreases)
Gross increases — tax positions in prior periods	36	14	10	8	2	15	7
Gross decreases — tax positions in prior periods	(43)	(7)	(4)	(2)	(1)	(21)	(13)
Gross increases — current period tax positions	5	3	14	10	3	1	1
Gross decreases — current period tax positions	―	―	(4)	(1)	(3)	―	―
Settlements	(320)	(310)	―	―	―	2	(2)
Total changes	(322)	(300)	16	15	1	(3)	(7)
Unrecognized tax benefits — December 31	$342	$217	$176	$74	$99	$29	$21

The following table includes information regarding the Duke Energy Registrants’ unrecognized tax benefits(a).

	December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio		Duke Energy Indiana
Amount that if recognized, would affect the effective tax rate or regulatory liability(b)	$131	$113	$8	$1	$1	$	―	$1
Amount that if recognized, would be recorded as a component of discontinued operations	11	―	3	―	―		―	―

(a)

It is reasonably possible that Duke Energy and Duke Energy Carolinas will reflect an approximate $65 million reduction in unrecognized tax benefits within the next 12 months due to expected settlements. All other Duke Energy Registrants do not anticipate a material increase or decrease in unrecognized tax benefits within the next 12 months.

(b)

Duke Energy, Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas and Progress Energy Florida are unable to estimate the specific amounts that would affect the effective tax rate or regulatory liability.

The following tables include interest and penalties recognized in the Consolidated Statements of Operations and the Consolidated Balance Sheets:

	As of and For the Year Ended December 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy		Progress Energy Carolinas		Progress Energy Florida		Duke Energy Ohio		Duke Energy Indiana
Net interest income recognized related to income taxes	$10	$9	$	―	$	―	$	―	$	―	$2
Net interest expense recognized related to income taxes	―	―		2		―		2		―	―
Interest receivable related to income taxes	―	7		―		―		―		―	―
Interest payable related to income taxes	7	―		17		8		9		3	1

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	As of and For the Year Ended December 31, 2011
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio		Duke Energy Indiana
Net interest income recognized related to income taxes	$12	$5	$24	$6	$22	$	―	$	―
Net interest expense recognized related to income taxes	―	―	―	―	―		1		1
Interest receivable related to income taxes	8	5	―	―	―		―		―
Interest payable related to income taxes	―	―	21	8	7		3		3

	Year Ended December 31, 2010
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy		Progress Energy Carolinas		Progress Energy Florida		Duke Energy Ohio	Duke Energy Indiana
Net interest income recognized related to income taxes	$26	$18	$	―	$	―	$	―	$4	$5
Net interest expense recognized related to income taxes	―	―		9		4		5	―	―

Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana are no longer subject to U.S. federal examination for years before 2004. The years 2004 and 2005 are in Appeals, waiting for approval from the Joint Committee. The 2006-2007 years are also in Appeals, waiting for the prior cycle to close. The IRS is currently auditing the federal income tax returns for years 2008 through 2011.

Progress Energy, Progress Energy Carolinas and Progress Energy Florida are no longer subject to U.S. federal examination for years before 2007. The IRS has examined years 2007 through 2009 and examination has been completed.

With few exceptions, Duke Energy and its subsidiaries are no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2004.

25. CONDENSED CONSOLIDATING STATEMENTS

Presented below are the Progress Energy Condensed Consolidating Statements of Operations and Comprehensive Income, Balance Sheets and Statements of Cash Flows as required by Rule 3-10 of Regulation S-X. In September 2005, Progress Energy Parent issued a guarantee of certain payments of two wholly owned indirect subsidiaries, FPC Capital I and Funding Corp. The guarantees are in addition to the previously issued guarantees of Progress Energy’s wholly owned subsidiary, Florida Progress.

FPC Capital I, a finance subsidiary, was established in 1999 for the sole purpose of issuing $300 million of 7.10% Cumulative Quarterly Income Preferred Securities due 2039, Series A (Preferred Securities), and using the proceeds thereof to purchase from Funding Corp. $300 million of 7.10% Junior Subordinated Deferrable Interest Notes due 2039 (Subordinated Notes). FPC Capital I has no other operations and its sole assets are the Subordinated Notes and Notes Guarantee (as discussed below). Funding Corp. is a wholly owned subsidiary of Florida Progress and was formed for the sole purpose of providing financing to Florida Progress and its subsidiaries. Funding Corp. does not engage in business activities other than such financing and has no independent operations. Since 1999, Florida Progress has fully and unconditionally guaranteed the obligations of Funding Corp. under the Subordinated Notes. In addition, Florida Progress guaranteed the payment of all distributions related to the Preferred Securities required to be made by FPC Capital I, but only to the extent that FPC Capital I has funds available for such distributions (the Preferred Securities Guarantee). The two guarantees considered together constitute a full and unconditional guarantee by Florida Progress of FPC Capital I’s obligations under the Preferred Securities. The Preferred Securities and the Preferred Securities Guarantee were listed on the New York Stock Exchange until the February 1, 2013 redemption discussed below.

The Subordinated Notes may be redeemed at the option of Funding Corp. at par value plus accrued interest through the redemption date. The proceeds of any redemption of the Subordinated Notes will be used by FPC Capital I to redeem proportional amounts of the Preferred Securities and common securities in accordance with their terms. Upon liquidation or dissolution of Funding Corp., holders of the Preferred Securities would be entitled to the liquidation preference of $25 per share plus all accrued and unpaid dividends thereon to the date of payment. The annual interest expense related to the Subordinated Notes is reflected in the Consolidated Statements of Operations and Comprehensive Income.

The Progress Energy parent has guaranteed the payment of all distributions related to FPC Capital I's Preferred Securities. At December 31, 2012, FPC Capital I had outstanding 12 million shares of the Preferred Securities with a liquidation value of $300 million. The Progress Energy parent’s guarantees are joint and several, full and unconditional, and are in addition to the joint and several, full and unconditional guarantees previously issued to FPC Capital I and Funding Corp. by Florida Progress. Progress Energy’s subsidiaries have provisions restricting the payment of dividends to the Progress Energy parent in certain limited circumstances, and as disclosed in Note 4, there were no restrictions on Progress Energy Carolina’s or Progress Energy Florida’s retained earnings.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

On January 2, 2013, Funding Corp. provided to the trustee of the Subordinated Notes notice of its intent to redeem all of the Subordinated Notes on February 1, 2013. The trustee then simultaneously notified the holders of the Preferred Securities that all of the Preferred Securities would be redeemed on the same redemption date. These redemptions occurred on February 1, 2013, and, therefore, the Preferred Securities, the Preferred Securities Guarantee, the Subordinated Notes, and the Notes Guarantee all ceased to be outstanding or in effect on February 1, 2013.

FPC Capital I is a VIE of which neither Progress Energy nor Duke Energy is the primary beneficiary. Separate financial statements and other disclosures concerning FPC Capital I have not been presented because Progress Energy believes that such information is not material to investors.

In these condensed consolidating statements, the Progress Energy Parent column includes the financial results of the parent holding company only. The Subsidiary Guarantor column includes the consolidated financial results of Florida Progress only, which is primarily comprised of its wholly owned subsidiary Progress Energy Florida. The Non-Guarantor Subsidiaries column includes the consolidated financial results of all non-guarantor subsidiaries, which is primarily comprised of Progress Energy’s wholly owned subsidiary Progress Energy Carolinas. The Other column includes elimination entries for all intercompany transactions and other consolidation adjustments. Financial statements for Progress Energy Carolinas and Progress Energy Florida are separately presented elsewhere in this Form 10-K. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries. The financial information may not necessarily be indicative of results of operations or financial position had the subsidiary guarantor or other non-guarantor subsidiaries operated as independent entities.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Year Ended December 31, 2012
(in millions)	Progress Energy Parent		Subsidiary Guarantor	Non-Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating Revenues	$	―	$4,701	$4,707	$(3)	$9,405
Operating Expenses
Fuel used in electric generation and purchased power		―	2,409	1,895	―	4,304
Operation, maintenance and other		4	981	1,452	8	2,445
Depreciation and amortization		―	192	555	―	747
Property and other taxes		―	347	232	(9)	570
Impairment charges		―	146	54	―	200
Total operating expenses		4	4,075	4,188	(1)	8,266
Gains (Losses) on Sales of Other Assets and Other, net		―	2	(4)	―	(2)
Operating (Loss) Income		(4)	628	515	(2)	1,137
Equity in Earnings of Consolidated Subsidiaries		560	―	―	(560)	―
Other Income and Expenses, net		8	42	81	(1)	130
Interest Expense		256	276	208	―	740
Income from Continuing Operations Before Income Taxes		308	394	388	(563)	527
Income Tax (Benefit) Expense from Continuing Operations		(92)	138	123	3	172
Income from Continuing Operations		400	256	265	(566)	355
Income from Discontinued Operations, net of tax		―	35	17	―	52
Net Income		400	291	282	(566)	407
Less: Net Income Attributable to Noncontrolling Interests		―	4	―	3	7
Net Income Attributable to Parent		$400	$287	$282	$(569)	$400
Comprehensive Income		$498	$308	$352	$(653)	$505
Less: Comprehensive Income Attributable to Noncontrolling Interests		―	4	―	3	7
Comprehensive Income Attributable to Parent		$498	$304	$352	$(656)	$498

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Year Ended December 31, 2011
(in millions)	Progress Energy Parent		Subsidiary Guarantor	Non-Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating Revenues	$	―	$4,404	$4,547	$(3)	$8,948
Operating Expenses
Fuel used in electric generation and purchased power		―	2,288	1,755	―	4,043
Operation, maintenance and other		10	896	1,147	7	2,060
Depreciation and amortization		―	169	532	―	701
Property and other taxes		―	351	218	(7)	562
Impairment charges		―	―	3	―	3
Total operating expenses		10	3,704	3,655	―	7,369
Gains on Sales of Other Assets and Other, net		―	2	2	―	4
Operating (Loss) Income		(10)	702	894	(3)	1,583
Equity in Earnings of Consolidated Subsidiaries		798	―	―	(798)	―
Other Income and Expenses, net		(61)	32	81	―	52
Interest Expense		279	262	184	―	725
Income from Continuing Operations Before Income Taxes		448	472	791	(801)	910
Income Tax (Benefit) Expense from Continuing Operations		(127)	170	275	5	323
Income from Continuing Operations		575	302	516	(806)	587
Loss from Discontinued Operations, net of tax		―	(3)	(2)	―	(5)
Net Income		575	299	514	(806)	582
Less: Net Income Attributable to Noncontrolling Interests		―	4	―	3	7
Net Income Attributable to Parent		$575	$295	$514	$(809)	$575
Comprehensive Income		$535	$271	$519	$(783)	$542
Less: Comprehensive Income Attributable to Noncontrolling Interests		―	4	―	3	7
Comprehensive Income Attributable to Parent		$535	$267	$519	$(786)	$535

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income
Year Ended December 31, 2010
(in millions)	Progress Energy Parent		Subsidiary Guarantor	Non-Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating Revenues	$	―	$5,292	$4,933	$(2)	$10,223
Operating Expenses
Fuel used in electric generation and purchased power		―	2,613	2,008	―	4,621
Operation, maintenance and other		8	928	1,100	9	2,045
Depreciation and amortization		―	426	494	―	920
Property and other taxes		―	362	225	(7)	580
Impairment charges		―	―	5	―	5
Total operating expenses		8	4,329	3,832	2	8,171
Losses on Sales of Other Assets and Other, net		―	(5)	(4)	1	(8)
Operating (Loss) Income		(8)	958	1,097	(3)	2,044
Equity in Earnings of Consolidated Subsidiaries		1,027	―	―	(1,027)	―
Other Income and Expenses, net		7	33	74	(5)	109
Interest Expense		282	280	192	(7)	747
Income from Continuing Operations Before Income Taxes		744	711	979	(1,028)	1,406
Income Tax (Benefit) Expense from Continuing Operations		(111)	267	378	5	539
Income from Continuing Operations		855	444	601	(1,033)	867
Income (Loss) from Discontinued Operations, net of tax		1	(1)	(4)	―	(4)
Net Income		856	443	597	(1,033)	863
Less: Net Income Attributable to Noncontrolling Interests		―	4	(1)	4	7
Net Income Attributable to Parent		$856	$439	$598	$(1,037)	$856
Comprehensive Income		$818	$434	$582	$(1,009)	$825
Less: Comprehensive Income Attributable to Noncontrolling Interests		―	4	(1)	4	7
Comprehensive Income Attributable to Parent		$818	$430	$583	$(1,013)	$818

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Condensed Consolidating Balance Sheet
December 31, 2012
(in millions)	Progress Energy Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Other		Progress Energy, Inc.
ASSETS
Current Assets
Cash and cash equivalents	$63	$149	$19	$	―	$231
Receivables, net	―	321	470		(1)	790
Notes receivable from affiliated companies	603	223	162		(988)	―
Inventory	―	613	828		―	1,441
Other	73	393	470		(155)	781
Total current assets	739	1,699	1,949		(1,144)	3,243
Investments and Other Assets
Nuclear decommissioning trust funds	―	629	1,259		―	1,888
Investment in consolidated subsidiaries	14,238	―	―		(14,238)	―
Goodwill	―	―	―		3,655	3,655
Other	183	228	694		(575)	530
Total investments and other assets	14,421	857	1,953		(11,158)	6,073
Net Property, Plant and Equipment	―	9,362	13,190		145	22,697
Regulatory Assets and Deferred Debits
Regulatory assets	―	3,321	1,971		―	5,292
Other	23	55	28		(6)	100
Total regulatory assets and deferred debits	23	3,376	1,999		(6)	5,392
Total Assets	$15,183	$15,294	$19,091		$(12,163)	$37,405
LIABILITIES AND EQUITY
Current Liabilities
Notes payable to affiliated companies	$840	$235	$368		$(988)	$455
Current maturities of long-term debt	―	435	407		1	843
Other	147	1,098	1,398		(154)	2,489
Total current liabilities	987	1,768	2,173		(1,141)	3,787
Long-term Debt	3,992	4,885	4,433		1	13,311
Long-term Debt Payable to Affiliated Companies	―	309	―		(35)	274
Deferred Credits and Other Liabilities
Deferred income taxes	―	932	2,162		(536)	2,558
Asset retirement obligations	―	764	1,649		―	2,413
Regulatory liabilities	―	787	1,538		144	2,469
Other	23	943	1,375		(26)	2,315
Total deferred credits and other liabilities	23	3,426	6,724		(418)	9,755
Preferred Stock of Subsidiaries	―	34	59		―	93
Equity
Common shareholders' equity	10,181	4,868	5,702		(10,570)	10,181
Noncontrolling interests	―	4	―		―	4
Total equity	10,181	4,872	5,702		(10,570)	10,185
Total Liabilities and Equity	$15,183	$15,294	$19,091		$(12,163)	$37,405

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Condensed Consolidating Balance Sheet
December 31, 2011
(in millions)	Progress Energy Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Other		Progress Energy, Inc.
ASSETS
Current Assets
Cash and cash equivalents	$117	$92	$21	$	―	$230
Receivables, net	―	367	516		―	883
Notes receivable from affiliated companies	53	―	219		(272)	―
Inventory	―	659	770		―	1,429
Other	127	418	297		(64)	778
Total current assets	297	1,536	1,823		(336)	3,320
Investments and Other Assets
Nuclear decommissioning trust funds	―	559	1,088		―	1,647
Investment in consolidated subsidiaries	14,043	―	―		(14,043)	―
Goodwill	―	―	―		3,655	3,655
Other	118	189	675		(478)	504
Total investments and other assets	14,161	748	1,763		(10,866)	5,806
Net Property, Plant and Equipment	―	10,455	11,677		160	22,292
Regulatory Assets and Deferred Debits
Regulatory assets	―	1,629	1,795		―	3,424
Other	22	51	22		(6)	89
Total regulatory assets and deferred debits	22	1,680	1,817		(6)	3,513
Total Assets	$14,480	$14,419	$17,080		$(11,048)	$34,931
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and commercial paper	$250	$233	$188	$	―	$671
Notes payable to affiliated companies	―	238	34		(272)	―
Current maturities of long-term debt	450	10	502		(1)	961
Other	199	1,030	1,221		(63)	2,387
Total current liabilities	899	1,511	1,945		(336)	4,019
Long-term Debt	3,543	4,671	3,704		―	11,918
Long-term Debt Payable to Affiliated Companies	―	309	―		(36)	273
Deferred Credits and Other Liabilities
Deferred income taxes	―	757	1,903		(467)	2,193
Asset retirement obligations	―	369	896		―	1,265
Regulatory liabilities	―	1,024	1,543		160	2,727
Other	17	1,012	1,384		5	2,418
Total deferred credits and other liabilities	17	3,162	5,726		(302)	8,603
Preferred Stock of Subsidiaries	―	34	59		―	93
Equity
Common shareholders' equity	10,021	4,728	5,646		(10,374)	10,021
Noncontrolling interests	―	4	―		―	4
Total equity	10,021	4,732	5,646		(10,374)	10,025
Total Liabilities and Equity	$14,480	$14,419	$17,080		$(11,048)	$34,931

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012
(in millions)	Progress Energy Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Other		Progress Energy, Inc.
Net cash provided by operating activities	$327	$853	$1,143		$(483)	$1,840
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	―	(809)	(1,557)		―	(2,366)
Purchases of available-for-sale securities	―	(792)	(582)		―	(1,374)
Proceeds from sales and maturities of available-for-sale securities	―	792	532		1	1,325
Notes receivable from affiliated companies	(550)	(223)	56		717	―
Other	25	18	92		(2)	133
Net cash used by investing activities	(525)	(1,014)	(1,459)		716	(2,282)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	444	642	988		―	2,074
Issuance of common stock	6	―	―		―	6
Payments for the redemption of long-term debt	(450)	(10)	(502)		―	(962)
Notes payable and commercial paper	(250)	(233)	(188)		―	(671)
Distributions to noncontrolling interests	―	(4)	―		(3)	(7)
Dividends paid	(445)	―	―		―	(445)
Distributions to parent	―	(173)	(310)		483	―
Notes payable to affiliated companies	840	(3)	334		(716)	455
Other	(1)	(1)	(8)		3	(7)
Net cash provided by financing activities	144	218	314		(233)	443
Net (decrease) increase in cash and cash equivalents	(54)	57	(2)		―	1
Cash and cash equivalents at beginning of period	117	92	21		―	230
Cash and cash equivalents at end of period	$63	$149	$19	$	―	$231

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2011
(in millions)	Progress Energy Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Other		Progress Energy, Inc.
Net cash provided by operating activities	$756	$706	$1,251		$(1,098)	$1,615
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	―	(815)	(1,441)		―	(2,256)
Purchases of available-for-sale securities	―	(4,438)	(579)		―	(5,017)
Proceeds from sales and maturities of available-for-sale securities	―	4,441	529		―	4,970
Notes receivable from affiliated companies	(38)	48	(104)		94	―
Contributions to consolidated subsidiaries	(11)	―	―		11	―
Other	(24)	103	11		1	91
Net cash used by investing activities	(73)	(661)	(1,584)		106	(2,212)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	495	296	495		―	1,286
Issuance of common stock	53	―	―		―	53
Payments for the redemption of long-term debt	(700)	(309)	(2)		1	(1,010)
Notes payable and commercial paper	250	233	185		(1)	667
Distributions to noncontrolling interests	―	(4)	―		(3)	(7)
Dividends paid	(734)	―	―		―	(734)
Distributions to parent	―	(513)	(585)		1,098	―
Notes payable to affiliated companies	―	63	31		(94)	―
Contributions from parent	―	10	1		(11)	―
Other	(40)	1	(2)		2	(39)
Net cash (used) provided by financing activities	(676)	(223)	123		992	216
Net increase (decrease) in cash and cash equivalents	7	(178)	(210)		―	(381)
Cash and cash equivalents at beginning of period	110	270	231		―	611
Cash and cash equivalents at end of period	$117	$92	$21	$	―	$230

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2010
(in millions)	Progress Energy Parent	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Other		Progress Energy, Inc.
Net cash provided by operating activities	$16	$1,181	$1,556		$(222)	$2,531
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	―	(1,055)	(1,415)		25	(2,445)
Purchases of available-for-sale securities	―	(6,391)	(618)		―	(7,009)
Proceeds from sales and maturities of available-for-sale securities	―	6,395	595		―	6,990
Notes receivable from affiliated companies	15	(2)	188		(201)	―
Return of investment in consolidated subsidiaries	54	―	―		(54)	―
Contributions to consolidated subsidiaries	(171)	―	―		171	―
Other	113	63	4		(116)	64
Net cash provided (used) by investing activities	11	(990)	(1,246)		(175)	(2,400)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	―	591	―		―	591
Issuance of common stock	434	―	―		―	434
Payments for the redemption of long-term debt	(100)	(308)	(1)		(1)	(410)
Notes payable and commercial paper	(140)	―	―		―	(140)
Distributions to noncontrolling interests	―	(3)	―		(3)	(6)
Dividends paid	(717)	―	―		―	(717)
Distributions to parent	―	(102)	(154)		256	―
Notes payable to affiliated companies	―	(201)	―		201	―
Contributions from parent	―	33	152		(185)	―
Other	―	(3)	(123)		129	3
Net cash (used) provided by financing activities	(523)	7	(126)		397	(245)
Net (decrease) increase in cash and cash equivalents	(496)	198	184		―	(114)
Cash and cash equivalents at beginning of period	606	72	47		―	725
Cash and cash equivalents at end of period	$110	$270	$231	$	―	$611

26. SUBSEQUENT EVENTS

For information on subsequent events related to regulatory matters, commitments and contingencies, debt, preferred stock of subsidiaries, severance and condensed consolidating statements see Notes 4, 5, 6, 20, 21 and 25, respectively.

27. QUARTERLY FINANCIAL DATA (UNAUDITED)

Duke Energy

The following table includes the results of Progress Energy beginning July 2, 2012. Quarterly EPS amounts are meant to be stand-alone calculations and are not always additive to the full-year amount due to rounding and the weighting of share issuances.

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012
Operating revenues	$3,630	$3,577	$6,722	$5,695	$19,624
Operating income	495	786	1,078	767	3,126
Income from continuing operations	297	449	594	406	1,746
Net income	299	448	598	437	1,782
Net income attributable to Duke Energy Corporation	295	444	594	435	1,768
Earnings per share:
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$0.66	$0.99	$0.84	$0.57	$3.01
Diluted	$0.66	$0.99	$0.84	$0.57	$3.01
Net income attributable to Duke Energy Corporation common shareholders
Basic	$0.66	$0.99	$0.85	$0.62	$3.07
Diluted	$0.66	$0.99	$0.85	$0.62	$3.07

2011
Operating revenues	$3,663	$3,534	$3,964	$3,368	$14,529
Operating income	814	679	767	517	2,777
Income from continuing operations	513	441	469	290	1,713
Net income	513	441	470	290	1,714
Net income attributable to Duke Energy Corporation	511	435	472	288	1,706
Earnings per share:
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$1.15	$0.98	$1.06	$0.65	$3.83
Diluted	$1.15	$0.98	$1.06	$0.65	$3.83
Net income attributable to Duke Energy Corporation common shareholders
Basic	$1.15	$0.98	$1.06	$0.65	$3.83
Diluted	$1.15	$0.98	$1.06	$0.65	$3.83

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table includes unusual or infrequently occurring items recorded by Duke Energy in each quarter during the two most recently completed fiscal years. All amounts discussed below are pre-tax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Costs to achieve the merger (see Note 2)	$(8)	$(7)	$(457)	$(164)
Edwardsport IGCC charges (see Note 4)	(420)	—	(180)	(28)
Voluntary Opportunity Plan deferral (see Note 21)	101	—	—	—
Total	$(327)	$(7)	$(637)	$(192)
2011
Edwardsport IGCC impairment (see Note 4)	$—	$—	$(222)	$—
Emission allowance charges (see Note 12)	—	—	(79)	—
Energy efficiency revenue adjustment(a)	—	—	—	59
Total	$—	$—	$(301)	$59

(a)

In the fourth quarter of 2011, Duke Energy recorded $59 million of previously deferred revenue resulting from the receipt of an order from the NCUC which allowed the recognition of revenue in excess of amounts billed to customers.

Duke Energy Carolinas
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012
Operating revenues	$1,501	$1,616	$1,939	$1,609	$6,665
Operating income	475	386	440	216	1,517
Net income	266	211	258	130	865
2011
Operating revenues	$1,552	$1,607	$1,868	$1,466	$6,493
Operating income	363	331	541	245	1,480
Net income	205	193	311	125	834

The following table includes unusual or infrequently occurring items recorded by Duke Energy Carolinas in each quarter during the two most recently completed fiscal years. All amounts discussed below are pre-tax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Costs to achieve the merger (see Note 2)	$(4)	$(5)	$(184)	$(46)
Voluntary Opportunity Plan deferral (see Note 21)	101	—	—	—
Total	$97	$(5)	$(184)	$(46)
2011
Energy efficiency revenue adjustment(a)	$—	$—	$—	$59

(a)

In the fourth quarter of 2011, Duke Energy Carolinas recorded $59 million of previously deferred revenue resulting from the receipt of an order from the NCUC which allowed the recognition of revenue in excess of amounts billed to customers.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Progress Energy

Amounts shown as N/A in the following table are due to the July 2, 2012 merger between Progress Energy and Duke Energy. Under the terms of the merger agreement, each share of Progress Energy common stock was converted into 0.87083 shares of Duke Energy common stock as adjusted for the one-for-three reverse stock split of Duke Energy stock, effected in conjunction with, and immediately prior to, the merger. Quarterly EPS amounts are meant to be stand-alone calculations and are not always additive to full-year amount due to rounding.

(in millions)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter		Total
2012
Operating revenues	$2,102	$2,288		$2,788		$2,227		$9,405
Operating income	363	277		379		118		1,137
Income (loss) from continuing operations	141	68		154		(8)		355
Net income	152	64		157		34		407
Net income attributable to Parent	150	63		155		32		400
Earnings per share:
Income from continuing operations attributable to Progress Energy common shareholders
Basic	$0.47	$0.23	$	N/A	$	N/A	$	N/A
Diluted	$0.47	$0.23	$	N/A	$	N/A	$	N/A
Net income attributable to Progress Energy common shareholders
Basic	$0.51	$0.21	$	N/A	$	N/A	$	N/A
Diluted	$0.51	$0.21	$	N/A	$	N/A	$	N/A

2011
Operating revenues	$2,174	$2,269		$2,753		$1,752		$8,948
Operating income	447	433		687		16		1,583
Income (loss) from continuing operations	187	180		293		(73)		587
Net income (loss)	185	178		293		(74)		582
Net income (loss) attributable to controlling interests	184	176		291		(76)		575
Earnings per share:
Income (loss) from continuing operations attributable to controlling interests
Basic	$0.63	$0.60		$0.98		$(0.25)		$1.96
Diluted	$0.63	$0.60		$0.98		$(0.25)		$1.96
Net income (loss) attributable to controlling interests
Basic	$0.62	$0.60		$0.98		$(0.25)		$1.94
Diluted	$0.62	$0.60		$0.98		$(0.25)		$1.94

The following table includes unusual or infrequently occurring items recorded by Progress Energy in each quarter during the two most recently completed fiscal years. All amounts discussed below are pre-tax unless otherwise noted.

(in millions)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2012
Costs to achieve the merger (see Note 2)		$(7)		$(20)		$(217)	$(82)
Florida replacement power refund (see Note 4)		―		―		(100)	―
Charges related to decision to retire Crystal River Unit 3 (see Note 4)		―		―		―	(192)
Total		$(7)		$(20)		$(317)	$(274)
2011
Florida customer refund (see Note 4)	$	―	$	―	$	―	$(288)
CVO tender offer (see Note 15)		―		―		(59)	―
Total	$	―	$	―		$(59)	$(288)

Progress Energy Carolinas
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012
Operating revenues	$1,090	$1,090	$1,398	$1,128	$4,706
Operating income	107	83	172	148	510
Net income	52	31	96	93	272
2011
Operating revenues	$1,134	$1,069	$1,331	$1,013	$4,547
Operating income	223	196	324	133	876
Net income	131	107	199	79	516

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table includes unusual or infrequently occurring items recorded by Progress Energy Carolinas in each quarter during the two most recently completed fiscal years. There are no unusual or infrequent items to report for 2011. All amounts discussed below are pre-tax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Costs to achieve the merger (see Note 2)	$(4)	$(12)	$(180)	$(36)

Progress Energy Florida
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012
Operating revenues	$1,010	$1,196	$1,388	$1,095	$4,689
Operating income (loss)	255	196	207	(29)	629
Net income (loss)	128	83	100	(45)	266
2011
Operating revenues	$1,037	$1,199	$1,419	$737	$4,392
Operating income (loss)	216	236	363	(112)	703
Net income (loss)	102	113	203	(104)	314

The following table includes unusual or infrequently occurring items recorded by Progress Energy Florida in each quarter during the two most recently completed fiscal years. All amounts discussed below are pre-tax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Costs to achieve the merger (see Note 2)	$(3)	$(8)	$(37)	$(46)
Florida replacement power refund (see Note 4)	―	―	(100)	―
Charges related to decision to retire Crystal River Unit 3 (see Note 4)	―	―	―	(192)
Total	$(3)	$(8)	$(137)	$(238)
2011
Florida customer refund (see Note 4)	―	―	―	(288)

Duke Energy Ohio
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012
Operating revenues	$912	$717	$757	$766	$3,152
Operating income	138	95	42	74	349
Net income	74	45	14	42	175
2011
Operating revenues	$879	$694	$838	$770	$3,181
Operating income	135	59	116	65	375
Net income	73	33	51	37	194

The following table includes unusual or infrequently occurring items recorded by Duke Energy Ohio in each quarter during the two most recently completed fiscal years. All amounts discussed below are pre-tax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Costs to achieve the merger (see Note 2)	$(1)	$(1)	$(22)	$(12)
2011
Emission allowance charges (see Note 12)	$—	$—	$(79)	$—

Duke Energy Indiana
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012
Operating revenues	$688	$685	$718	$626	$2,717
Operating (loss) income	(272)	134	(30)	93	(75)
Net (loss) income	(167)	77	(19)	59	(50)
2011
Operating revenues	$659	$620	$718	$625	$2,622
Operating income (loss)	130	109	(42)	85	282
Net income (loss)	76	68	(31)	55	168

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - PROGRESS ENERGY, INC. – CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. – FLORIDA POWER CORPORATION d/b/a PROGRESS ENERY FLORIDA, INC. - DUKE ENERGY OHIO, INC. - DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table includes unusual or infrequently occurring items recorded by Duke Energy Indiana in each quarter during the two most recently completed fiscal years. All amounts discussed below are pre-tax unless otherwise noted.

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Costs to achieve the merger (see Note 2)	$(1)	$(1)	$(21)	$(11)
Edwardsport IGCC charges (see Note 4)	(420)	—	(180)	(28)
Total	$(421)	$(1)	$(201)	$(39)
2011
Edwardsport IGCC impairment (see Note 4)	$—	$—	$(222)	$—

PART II

DUKE ENERGY CORPORATION
Schedule I - Condensed Parent Company Financial Statements
Condensed Statements of Operations and Comprehensive Income
	Years Ended December 31,
(In millions, except per-share amounts)	2012	2011	2010
Operating Revenues	$-	$-	$-
Operating Expenses	23	6	52
Operating Loss	(23)	(6)	(52)
Equity in Earnings of Subsidiaries	1,837	1,782	1,384
Other Income and Expenses, net	19	21	6
Interest Expense	197	156	139
Income Before Income Taxes	1,636	1,641	1,199
Income Tax Benefit	(96)	(64)	(118)
Income From Continuing Operations	1,732	1,705	1,317
Income From Discontinued Operations, net of tax	36	1	3
Net Income	$1,768	$1,706	$1,320
Comprehensive Income	$1,696	$1,470	$1,694

Common Stock Data
Earnings per share (from continuing operations)
Basic	$3.01	$3.83	$2.99
Diluted	$3.01	$3.83	$2.99
Earnings (loss) per share (from discontinued operations)
Basic	$0.06	$-	$0.01
Diluted	$0.06	$-	$0.01
Earnings per share
Basic	$3.07	$3.83	$3.00
Diluted	$3.07	$3.83	$3.00
Dividends declared per share	$3.03	$2.97	$2.91
Weighted-average shares outstanding
Basic	574	444	439
Diluted	575	444	440

See Notes to Condensed Financial Statements

269

PART II

DUKE ENERGY CORPORATION
Schedule I - Condensed Parent Company Financial Statements
Condensed Balance Sheets
	December 31,
(In millions, except per-share amounts)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$267	$845
Receivables	17	6
Receivables from affiliated companies	128	39
Notes receivable from affiliated companies	1,590	608
Other	191	100
Total current assets	2,193	1,598
Investments and Other Assets
Notes receivable from affiliated companies	450	450
Investment in consolidated subsidiaries	45,048	25,670
Other	612	571
Total investments and other assets	46,110	26,691
Total Assets	$48,303	$28,289
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3	$-
Accounts payable to affiliated companies	12	-
Notes payable and commercial paper	745	154
Taxes accrued	12	35
Current maturities of long-term debt	256	-
Other	171	65
Total current liabilities	1,199	254
Long-term Debt	5,250	4,223
Long-term debt payable to affiliated companies	105	105
Deferred Credits and Other Liabilities
Deferred income taxes	-	16
Other	886	919
Total other long-term liabilities	886	935
Commitments and Contingencies
Common Stockholders’ Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 704 million and 445 million shares outstanding at December 31, 2012 and 2011, respectively	1	1
Additional paid-in capital	39,279	21,132
Retained earnings	1,889	1,873
Accumulated other comprehensive loss	(306)	(234)
Total common stockholders’ equity	40,863	22,772
Total Liabilities and Common Stockholders’ Equity	$48,303	$28,289

See Notes to Condensed Financial Statements

PART II

DUKE ENERGY CORPORATION
Schedule I - Condensed Parent Company Financial Statements
Condensed Statements of Cash Flows
	Years Ended December 31,
(In millions)	2012	2011	2010
Net cash (used in) provided by operating activities	$(136)	$(287)	$178
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(40)	(45)	-
Proceeds from sales and maturities of available-for-sale securities	82	105	36
Distributions from wholly owned subsidiaries	450	299	350
Notes receivable from affiliated companies	(982)	264	263
Other	8	14	6
Net cash (used in) provided by investing activities	(482)	637	655
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	1,226	996	522
Issuance of common stock related to employee benefit plans	23	67	302
Payments for the redemption of long-term debt	(75)	-	(274)
Notes payable and commercial paper	584	151	(2)
Notes payable to affiliated companies	-	105	-
Dividends paid	(1,752)	(1,329)	(1,284)
Other	34	17	26
Net cash provided by (used in) financing activities	40	7	(710)
Net (decrease) increase in cash and cash equivalents	(578)	357	123
Cash and cash equivalents at beginning of period	845	488	365
Cash and cash equivalents at end of period	$267	$845	$488

See Notes to Condensed Financial Statements

PART II

DUKE ENERGY CORPORATION

Schedule I – Condensed Parent Company Notes to Financial Statements

1.   BASIS OF PRESENTATION

Duke Energy Corporation (Duke Energy) is a holding company that conducts substantially all of its business operations through its subsidiaries. As specified in the merger conditions issued by various state commissions in connection with Duke Energy’s merger with Cinergy Corp. (Cinergy) in April 2006, there are restrictions on Duke Energy’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. As a condition to the Duke Energy and Progress Energy merger approval, the NCUC and the PSCSC imposed conditions (the Progress Merger Conditions) on the ability of Duke Energy Carolinas, and Progress Energy Carolinas to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. For further information, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.” Accordingly, these condensed financial statements have been prepared on a parent-only basis. Under this parent-only presentation, Duke Energy’s investments in its consolidated subsidiaries are presented under the equity method of accounting. In accordance with Rule 12-04 of Regulation S-X, these parent-only financial statements do not include all of the information and footnotes required by Generally Accepted Accounting Principles (GAAP) in the United States (U.S.) for annual financial statements. Because these parent-only financial statements and notes do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements, these parent-only financial statements and other information included should be read in conjunction with Duke Energy’s audited Consolidated Financial Statements contained within Part II, Item 8 of this Form 10-K for the year ended December 31, 2012.

Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and foreign jurisdictional returns as required. The taxable income of Duke Energy’s wholly owned operating subsidiaries is reflected in Duke Energy’s U.S. federal and state income tax returns. Duke Energy has a tax sharing agreement with its wholly owned operating subsidiaries, where the separate return method is used to allocate tax expenses and benefits to the wholly owned operating subsidiaries whose investments or results of operations provide these tax expenses and benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy’s wholly owned operating subsidiaries would incur if each were a separate company filing its own tax return as a C-Corporation.

2.   DEBT

The following table summarizes Duke Energy’s outstanding debt.

Summary of Debt and Related Terms

	Weighted-		December 31,
(in millions)	Average Rate	Year Due	2012	2011
Unsecured debt	4.1%	2013 - 2026	$4,929	$3,773
Capital leases	7.8%	2046	127	―
Intercompany borrowings(a)	0.5%	2021	105	105
Notes payable and commercial paper(b)	0.5%		1,195	604
Total debt			6,356	4,482
Short-term notes payable and commercial paper			(745)	(154)
Current maturities of long-term debt			(256)	―
Total long-term debt			$5,355	$4,328

(a)			This amount represents an intercompany loan with Duke Energy's affiliate, Bison Insurance Company Limited.
(b)

Includes $450 million at December 31, 2012 and 2011 that was classified as Long-term Debt on the Condensed Balance Sheets due to the existence of long-term credit facilities which back-stop these commercial paper balances, along with Duke Energy's ability and intent to refinance these balances on a long-term basis. The weighted-average days to maturity was 18 days and 17 days as of December 31, 2012 and 2011, respectively.

 At December 31, 2012, Duke Energy has guaranteed $734 million of debt issued by Duke Energy Carolinas, LLC, one of Duke Energy’s wholly owned operating subsidiaries.

On November 13, 2012, Duke Energy filed a prospectus supplement to the September 2010 Form S-3 with the SEC, to sell up to $1 billion of fixed or variable rate unsecured senior notes, called InterNotes, due 1 year to 30 years from the date of issuance. The InterNotes will be issued as direct, unsecured and unsubordinated obligations of Duke Energy Corporation. The net proceeds from the sale of InterNotes will be used to fund capital expenditures in our unregulated businesses and for general corporate purposes. The balance as of December 31, 2012 is $36 million, with maturities ranging from 10 to 14 years. The notes are long-term debt obligations of Duke Energy and are reflected as Long-term debt on Duke Energy’s Consolidated Balance Sheets.

On April 4, 2011, Duke Energy filed a Form S-3 with the SEC to sell up to $1 billion of variable denomination floating rate demand notes, called PremierNotes. The Form S-3 states that no more than $500 million of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The balance as of December 31, 2012 and December 31, 2011, was $395 million and $79 million, respectively. The notes are a short-term debt obligation of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.

In November 2011, Duke Energy entered into a $6 billion, five-year master credit facility, expiring in November 2016, with $4 billion available at closing and the remaining $2 billion became available July 2, 2012, following the closing of the merger with Progress Energy. In

284

PART II

DUKE ENERGY CORPORATION

Schedule I – Condensed Parent Company Notes to Financial Statements

October 2012, the Duke Energy Registrants reached an agreement with banks representing $5.63 billion of commitments under the master credit facility to extend the expiration date by one year to November 2017. Through November 2016, the available credit under this facility remains at $6 billion. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the master credit facility has been reduced by the use of the master credit facility to backstop the issuances of commercial paper, certain letters of credit and variable rate demand tax-exempt bonds that may be put to the Company at the option of the holder. Borrowing sublimits are also reduced for certain amounts outstanding under the money pool arrangement.

Annual Maturities as of December 31, 2012

(in millions)
2013	$706
2014	1,249
2015	449
2016	499
2017	699
Thereafter	2,009
Total long-term debt, including current maturities	$5,611

3.   COMMITMENTS AND CONTINGENCIES

Duke Energy and its subsidiaries are a party to litigation, environmental and other matters. For further information, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Duke Energy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Duke Energy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of December 31, 2012 was approximately $6.1 billion. Of this amount, substantially all relates to guarantees of wholly owned consolidated entities, including debt issued by Duke Energy Carolinas discussed above, and less than wholly owned consolidated entities. The majority of these guarantees expire at various times between 2013 and 2039, with the remaining performance guarantees having no contractual expiration. See Note 7 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further discussion of guarantees issued on behalf of unconsolidated affiliates and third parties.

4.   RELATED PARTY TRANSACTIONS

Duke Energy provides support to certain subsidiaries for their short-term borrowing needs through participation in a money pool arrangement. Under this arrangement, certain subsidiaries with short-term funds may provide short-term loans to affiliates participating under this arrangement. Additionally, Duke Energy provides loans to subsidiaries through the money pool, but is not permitted to borrow funds through the money pool arrangement. Duke Energy had money pool-related receivables of $450 million classified as Notes receivable from affiliated companies on the Condensed Balance Sheets as of both December 31, 2012 and 2011.

As of December 31, 2012 and 2011, Duke Energy had an intercompany loan outstanding with Cinergy of $1,590 million and $608 million, respectively, which is classified within Notes receivable from affiliated companies on the Condensed Balance Sheets. The $982 million increase in the intercompany loan during 2012 and the $264 million decrease during 2011 are reflected as Notes receivable from affiliated companies within Net Cash Provided by (Used in) Investing Activities on the Condensed Statements of Cash Flows.

In conjunction with the money pool arrangement and the intercompany loan noted above, Duke Energy recorded interest income of approximately $11 million, $4 million and $7 million in 2012, 2011 and 2010, respectively, which is included in Other Income and Expenses, net on the Condensed Statements of Operations and Comprehensive Income.

Duke Energy also provides funding to and sweeps cash from subsidiaries that do not participate in the money pool. For these subsidiaries, the cash is used in or generated from their operations, capital expenditures, debt payments and other activities. Amounts funded or received are carried as open accounts, as either Investment in consolidated subsidiaries or as Other deferred credits and other liabilities, and do not bear interest. These amounts are included within Net Cash (Used in) Provided by Operating Activities on the Condensed Statements of Cash Flows.

During the years ended December 31, 2012, 2011 and 2010, Duke Energy received equity distributions of $450 million, $299 million and $350 million, respectively, from Duke Energy Carolinas. These amounts are reflected within Net Cash (Used in) Provided by Investing Activities on the Condensed Statements of Cash Flows.

During the years ended December 31, 2012 and 2011, Duke Energy paid advances of $16 million and $15 million, respectively, to Cinergy Corp. for Green Frontier Windpower LLC PTC funding contributions. During the year ended December 31, 2010, Duke Energy forgave a $29 million advance to Cinergy Corp.

PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES – DUKE ENERGY, DUKE ENERGY CAROLINAS, PROGRESS ENERGY, PROGRESS ENERGY CAROLINAS, PROGRESS ENERGY FLORIDA, DUKE ENERGY OHIO AND DUKE ENERGY INDIANA

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a−15(e) and 15d−15(e) under the Exchange Act) as of December 31, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2012 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

The Duke Energy Registrants’ management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a−15(f) and 15d−15(f). The Duke Energy Registrants’ internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with U.S. generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

The Duke Energy Registrants’ management, including their Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of their internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal controls over financial reporting were effective as of December 31, 2012.

Deloitte & Touche LLP, Duke Energy’s independent registered public accounting firm, has issued separate attestation reports on the effectiveness of Duke Energy and Progress Energy’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Duke Energy will provide information that is responsive to this Item 10 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Directors and Executive Officers,” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

Duke Energy will provide information that is responsive to this Item 11 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Executive Compensation,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Duke Energy will provide information that is responsive to this Item 12 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Duke Energy will provide information that is responsive to this Item 13 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Certain Relationships and Related Transactions,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte) provided professional services to Duke Energy Corporation (Duke Energy) and its consolidated subsidiaries for 2012 and 2011. A portion of these costs have been allocated to Duke Energy Carolinas, LLC (Duke Energy Carolinas), Progress Energy, Inc. (Progress Energy), Carolina Power & Light d/b/a Progress Energy Carolinas, Inc. (Progress Energy Carolinas), Florida Power Corporation d/b/a Progress Energy Florida, Inc. (Progress Energy Florida), Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, Inc. (Duke Energy Indiana), collectively referred to as the Subsidiary Registrants. The following tables present the Deloitte fees for services rendered to Duke Energy and the Subsidiary Registrants during 2012 and 2011.

	Year Ended December 31, 2012
		Duke		Progress	Progress	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy(a)	Carolinas	Energy(b)	Carolinas(b)	Florida(b)	Ohio	Indiana
Types of Fees
Audit Fees(c)	$12.2	$4.2	$3.2	$1.7	$1.5	$2.8	$1.3
Audit-Related Fees(d)	2.5	0.9	0.4	0.2	0.2	0.5	0.3
Tax Fees(e)	0.9	0.3	0.2	0.1	0.1	0.2	0.1
Total Fees	$15.6	$5.4	$3.8	$2.0	$1.8	$3.5	$1.7

	Year Ended December 31, 2011
		Duke		Progress	Progress	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy(a)	Carolinas	Energy(b)	Carolinas(b)	Florida(b)	Ohio	Indiana
Types of Fees
Audit Fees(c)	$8.5	$3.9	$3.8	$1.9	$1.9	$2.1	$1.1
Audit-Related Fees(d)	2.8	1.2	-	-	-	0.7	0.4
Tax Fees(e)	0.2	0.1	-	-	-	-	-
Total Fees	$11.5	$5.2	$3.8	$1.9	$1.9	$2.8	$1.5

(a)	Excludes accounting fees and services for Progress Energy registrants paid prior to the merger on July 2, 2012.
(b)	Includes all accounting fees and services paid prior to and subsequent to the merger.
(c)

Audit Fees are fees billed or expected to be billed for professional services for the audit of Duke Energy and the Subsidiary Registrants’ financial statements included in the annual report on Form 10-K and the review of financial statements included in quarterly reports on Form 10-Q, for services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or for any other service performed by Deloitte to comply with generally accepted auditing standards.

(d)

Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of an audit or review of financial statements, including assistance with acquisitions and divestitures and internal control reviews.

(e)	Tax Fees are fees for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.

PART III

To safeguard the continued independence of the independent auditor, the Duke Energy Audit Committee adopted a policy that provides that the independent public accountants are only permitted to provide services to Duke Energy and its consolidated subsidiaries, including the Subsidiary Registrants that have been pre-approved by the Duke Energy Audit Committee. Pursuant to the policy, detailed audit services, audit-related services, tax services and certain other services have been specifically pre-approved up to certain fee limits. In the event that the cost of any of these services may exceed the pre-approved limits, the Duke Energy Audit Committee must pre-approve the service. All other services that are not prohibited pursuant to the Securities and Exchange Commission’s or other applicable regulatory bodies’ rules of regulations must be specifically pre-approved by the Duke Energy Audit Committee. All services performed in 2012 and 2011 by the independent public accountant were approved by the Duke Energy Audit Committee and Legacy Progress Energy Audit Committee pursuant to their pre-approval policies.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)     Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:

Duke Energy Corporation

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Comprehensive Income for the Years ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Equity for the Years ended December 31, 2012, 2011 and 2010 Notes to the Consolidated Financial Statements

Quarterly Financial Data, (unaudited, included in Note 27 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule I — Condensed Parent Company Financial Information for the Years Ended December 31, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

Duke Energy Carolinas, LLC

Consolidated Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Member’s Equity for the Years ended December 31, 2012, 2011 and 2010

Notes to the Consolidated Financial Statements

Quarterly Financial Data, (unaudited, included in Note 27 to the Consolidated Financial Statements)

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

Progress Energy Inc.

Consolidated Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Member’s Equity for the Years ended December 31, 2012, 2011 and 2010

Notes to the Consolidated Financial Statements

Quarterly Financial Data, (unaudited, included in Note 27 to the Consolidated Financial Statements)

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

PART IV

Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.

Consolidated Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Member’s Equity for the Years ended December 31, 2012, 2011 and 2010

Notes to the Consolidated Financial Statements

Quarterly Financial Data, (unaudited, included in Note 27 to the Consolidated Financial Statements)

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

Florida Power Corporation d/b/a Progress Energy Florida, Inc.

Consolidated Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Member’s Equity for the Years ended December 31, 2012, 2011 and 2010

Notes to the Consolidated Financial Statements

Quarterly Financial Data, (unaudited, included in Note 27 to the Consolidated Financial Statements)

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

Duke Energy Ohio, Inc.

Consolidated Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Member’s Equity for the Years ended December 31, 2012, 2011 and 2010

Notes to the Consolidated Financial Statements

Quarterly Financial Data, (unaudited, included in Note 27 to the Consolidated Financial Statements)

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

Duke Energy Indiana, Inc.

Consolidated Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Member’s Equity for the Years ended December 31, 2012, 2011 and 2010

Notes to the Consolidated Financial Statements

Quarterly Financial Data, (unaudited, included in Note 27 to the Consolidated Financial Statements)

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: February 28, 2013

DUKE ENERGY CORPORATION (Registrants)

By:	/s/ JAMES E. ROGERS
James E. Rogers
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS
James E. Rogers
Chairman, President and Chief Executive Officer (Principal Executive Officer and Director)

(ii)	/s/ LYNN J. GOOD
Lynn J. Good
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG
Steven K. Young
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

	William Barnet, III*	James H. Hance, Jr.*

	G. Alex Bernhardt, Sr.*	James B. Hyler, Jr.*

	Michael G. Browning*	E. Marie McKee*

	Harris E. DeLoach, Jr.*	E. James Reinsch*

	Daniel R. DiMicco*	James T. Rhodes*

	John H. Forsgren*	Carlos A. Saladrigas*

	Ann M. Gray*	Philip R. Sharp*

Lynn J. Good, by signing her name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons previously indicated by asterisk pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ LYNN J. GOOD
Attorney-In-Fact

Date: February 28, 2013

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: February 28, 2013

DUKE ENERGY CAROLINAS, LLC (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS
James E. Rogers
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ LYNN J. GOOD
Lynn J. Good
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG
Steven K. Young
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ B. KEITH TRENT
B. Keith Trent

/s/ LLOYD M. YATES
Lloyd M. Yates

Date: February 28, 2013

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2013

PROGRESS ENERGY, INC. (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS
James E. Rogers
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ LYNN J. GOOD
Lynn J. Good
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG
Steven K. Young
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ MARC E. MANLY
Marc E. Manly

Date: February 28, 2013

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2013

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC. (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS
James E. Rogers
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ LYNN J. GOOD
Lynn J. Good
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG
Steven K. Young
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:
/s/ JEFFREY A. CORBETT
Jeffrey A. Corbett

/s/ LYNN J. GOOD
Lynn J. Good

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ JULIA S. JANSON
Julia S. Janson

/s/ JAMES E. ROGERS
James E. Rogers

/s/ JAMES SCAROLA
James Scarola

/s/ B. KEITH TRENT
B. Keith Trent

PART IV

SIGNATURES

/s/ LLOYD M. YATES
Lloyd M. Yates

Date: February 28, 2013

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2013

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC. (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS
James E. Rogers
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ LYNN J. GOOD
Lynn J. Good
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG
Steven K. Young
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ B. KEITH TRENT
B. Keith Trent

/s/ DHIAA M. JAMIL
Dhiaa M. Jamil

/s/ JULIA S. JANSON
Julia S. Janson

/s/ LLOYD M. YATES
Lloyd M. Yates

Date: February 28, 2013

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: February 28, 2013

DUKE ENERGY OHIO, INC (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS
James E. Rogers
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ LYNN J. GOOD
Lynn J. Good
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG
Steven K. Young
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ LYNN J. GOOD
Lynn J. Good

/s/ B. KEITH TRENT
B. Keith Trent

/s/ LLOYD M. YATES
Lloyd M. Yates

Date: February 28, 2013

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: February 28, 2013

DUKE ENERGY INDIANA, INC (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS
James E. Rogers
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ LYNN J. GOOD
Lynn J. Good
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG
Steven K. Young
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

(iv)	Directors:

/s/ KELLEY A. KARN
Kelley A. Karn

/s/ DOUGLAS F. ESAMANN
Douglas F. Esamann

/s/ LLOYD M. YATES
Lloyd M. Yates

Date: February 28, 2013

Part IV

EXHIBIT INDEX

Exhibits filed herewithin are designed by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**). The Company agrees to furnish upon request to the Commission a copy of any omitted schedules or exhibits upon request on all items designated by a triple asterisk (***). Legacy Progress Energy, management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 (b) of Form 10-K (+).

PART IV

Exhibit Number	Duke Energy	Duke Energy Carolinas	Progress Energy, Inc	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana

2.1

Agreement and Plan of Merger by and among Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc. dated as of January 8, 2011 (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32583, January 11, 2011).

X
2.2

Agreement and Plan of Merger, dated as of January 8, 2011, by and among Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc. (incorporated by reference to Exhibit 2.1 to Duke Energy Corporation’s Current Report on Form 8-K filed on January 11, 2011) (incorporated by reference to Duke Energy Corporation’s Form 8-K dated July 3, 2012).

X
2.3

Agreement and Plan of Merger, dated as of January 8, 2011, by and among Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K, dated January 8, 2011, File No. 1-15929).

X
3.1	Amended and restated Certificate of Incorporation (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 3-1).	X
3.2	Articles of Organization Including Articles of Conversion (filed with Form 8-K of registrant, File No. 1-4928, April 7, 2006, as exhibit 3.1).		X
3.2.1	Amended Articles of Organization, effective October 1, 2006 (filed with the Form 10-Q of the registrant for the quarter ended September 30, 2006, File No. 1-4928, as exhibit 3.1).		X
3.3

Amended Articles of Consolidation of Duke Energy Ohio, Inc. effective October 23, 1996 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 1996, File No. 1-1232).

X
3.3.1

Amended Articles of Consolidation, effective October 1, 2006 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2006, File No. 1-1232).

X
3.4

Amended Articles of Consolidation of PSI, as amended April 20, 1995 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 1995, File No. 1-3543).

X
3.4.1

Amendment to Article D of the Amended Articles of Consolidation of PSI, effective July 10, 1997 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1997, File No. 1-3543).

X
3.4.2	Amended Articles of Consolidation, effective October 1, 2006 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2006, File No. 1-3543).							X
3.5	Amended and Restated By-Laws of registrant (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, March 3, 2008, as Exhibit 3.1).	X
3.6	Limited Liability Company Operating Agreement of Duke Energy Carolinas, LLC (filed with Form 8-K of registrant, File No. 1-4928, April 7, 2006, as exhibit 3.2).		X
3.7

Regulations of Duke Energy Ohio, Inc., as amended on July 23, 2003 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2003, File No. 1-1232).

X
3.8	By-Laws of PSI, as amended on July 23, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 2003, File No. 1-3543).							X
3.9

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Duke Energy Corporation, filed with the Secretary of State of the State of Delaware with an effective date of July 2, 2012 (incorporated by reference to Duke Energy Corporation’s Form 8-K dated July 3, 2012).

X
3.10

Restated Charter of Carolina Power & Light Company as amended on May 10, 1996 (filed as Exhibit No. 3(i) to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-3382).

X
3.11

Amended and Restated Articles of Incorporation of Progress Energy, Inc. (f/k/a CP&L Energy, Inc.), as amended and restated on June 15, 2000 (filed as Exhibit No. 3a(1) to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15929 and No. 1-3382).

X
3.11.1

Articles of Amendment to the Amended and Restated Articles of Incorporation of Progress Energy, Inc. (f/k/a CP&L Energy, Inc.), dated December 4, 2000 (filed as Exhibit 3b(1) to Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 28, 2002, File No. 1-15929).

X
3.11.2

Articles of Amendment to the Amended and Restated Articles of Incorporation of Progress Energy, Inc., dated May 10, 2006 (filed as Exhibit 3.A to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 1-15929, 1-3382 and 1-3274).

X
3.12

Amended Articles of Incorporation of Florida Power Corporation (filed as Exhibit 3(a) to the Progress Energy Florida Annual Report on Form 10-K for the year ended December 31, 1991, as filed with the SEC on March 30, 1992, File No. 1-3274).

X
3.13	By-Laws of Progress Energy, Inc., as amended on May 10, 2006 (filed as Exhibit 3.B to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 1-15929, 1-3382 and 1-3274).			X
3.14

By-Laws of Carolina Power & Light Company, as amended on May 13, 2009 (filed as Exhibit 3.B to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-15929, 1-3382 and 1-3274).

X
3.15	By-Laws of Florida Power Corporation, as amended September 20, 2010 (filed as Exhibit 3.1 to the Florida Power Corporation Current Report on Form 8-K, dated September 20, 2010, File No. 1-3274).					X
4.1

Original Indenture (First Mortgage Bonds) between Duke Energy Ohio, Inc. and The Bank of New York (as Trustee) dated as of August 1, 1936 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-2374).

X
4.1.1

Fortieth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York Mellon Trust Company, N.A. dated as of March 23, 2009 (filed with Form 8-K of Duke Energy Ohio, Inc. dated March 24, 2009, File. No. 1-01232).

X
4.1.2

Forty-first Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York Mellon Trust Company, N.A.  dated as of December 17, 2009, (filed with Form 8-K of Duke Energy Ohio, Inc. dated December 18, 2009, File No. 1-01232.

X
4.2.1

Twenty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated September 1, 1978 (filed with the registration statement of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), File No. 2-62543).

X
4.2.2

Thirty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 30, 1984 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1984, File No. 1-3543).

X
4.2.3

Fifty-Second Supplemental Indenture, dated as of April 30, 1999, between Duke Energy Indiana and Deutsche Bank National Trust Company, as trustee, providing for the issuance of $53,055,000 8.85% Series CCC Bonds and $38,000,000 8.31% Series DDD Bonds (filed on Form 10-Q of Duke Energy Indiana for the quarter ended March 31, 1999, File No. 1-03543).

X
4.2.4

Fifty-Seventh Supplemental Indenture, dated as of August 21, 2008, between Duke Energy Indiana and Deutsche Bank National Trust Company, as trustee, providing for the issuance of $500,000,000 6.35% Series LLL Bonds (filed on Form 8-K of Duke Energy Indiana, August 21, 2008, File No. 1-03543 as Exhibit 4.1).

X
4.2.5

Fifty-Ninth Supplemental Indenture, dated as of March 23, 2009, between Duke Energy Indiana and Deutsche Bank National Trust Company, as trustee, providing for the issuance of $450,000,000 6.45% Series MMM Bonds (filed on Form 8-K of Duke Energy Indiana, March 24, 2009, File No. 1-03543 as Exhibit 4.1).

X
4.2.6

Sixty-Second Supplemental Indenture, dated as of July 9, 2010, between Duke Energy Indiana and Deutsche Bank National Trust Company, as trustee, providing for the issuance of $500,000,000 3.75% Series PPP Bonds (filed on Form 8-K of Duke Energy Indiana, July 9, 2010, File No. 1-03543 as Exhibit 4.1).

X
4.2.7

Sixty-Second Supplemental Indenture, dated as of March 15, 2012, between Duke Energy Indiana and Deutsche Bank National Trust Company, as trustee, providing for the issuance of $250,000,000 4.20% Series UUU Bonds (filed on Form 8-K of Duke Energy Indiana, March 15, 2012, File No. 1-03543 as Exhibit 4.1).

X
4.2.8

Original Indenture (First Mortgage Bonds) dated September 1, 1939, between Duke Energy Indiana, Inc. (f/k/a Public Service Company of Indiana, Inc.) and The First National Bank of Chicago, as Trustee, and LaSalle National Bank, as Successor Trustee (filed as Exhibit A-Part 5 in File No. 70-258 Supplemental Indenture dated March 30, 1984).

X
4.3

Repayment Agreement between Duke Energy Ohio, Inc. and The Dayton Power and Light Company dated as of December 23, 1992 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1992, File No. 1-1232).

X
4.4

Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).

X
4.4.1

Third Supplemental Indenture dated as of March 15, 1998, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1997, File No. 1-3543).

X
4.4.2

Eighth Supplemental Indenture dated as of September 23, 2003, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2003, File No. 1-3543).

X
4.4.3

Ninth Supplemental Indenture dated as of October 21, 2005, between PSI and Bank of New York Mellon Trust Company, N.A., as successor, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1999, File No. 1-3543).

X
4.4.4

Tenth Supplemental Indenture dated as of June 9, 2006, between PSI Energy, Inc. and The Bank of New York Trust Company, N.A. (successor trustee to Fifth Third Bank), as Trustee (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on June 15, 2006, File No. 1-3543).

X
4.5

Indenture, dated as of June 3, 2008, between Duke Energy Corporation and The Bank of New York Trust Company, N.A., as Trustee (filed on Form 8-K of Duke Energy Corporation dated June 16, 2008, File No. 001-32853, as Exhibit 4.1).

X
4.5.1

First Supplemental Indenture, dated as of June 16, 2008, to the Indenture, providing for the issuance of $250 million 5.65% Senior Notes due 2013 and $250 million 6.25% Senior Notes due 2018 (filed on Form 8-K of Duke Energy Corporation dated June 16, 2008, File No. 001-32853, as Exhibit 4.2).

X
4.5.2

Second Supplemental Indenture, dated as of January 26, 2009, to the Indenture, providing for the issuance of $750 million 6.30% Senior Notes due 2014 (filed on Form 8-K of Duke Energy Corporation dated January 26, 2009, File No. 001-32853, as Exhibit 4.1).

X
4.5.3

Form of Third Supplemental Indenture, dated as of August 28, 2009, to the Indenture, providing for the issuance of $500 million 3.95% Senior Notes due 2014 and $500 million 5.05% Senior Notes due 2019 (filed on Form 8-K of Duke Energy Corporation dated August 28, 2009, File No. 001-32853, as Exhibit 4.1).

X
4.5.4

Form of Fourth Supplemental Indenture, dated as of March 25, 2010, to the Indenture, providing for the issuance of $450 million 3.35% Senior Notes due 2015 (filed on Form 8-K of Duke Energy Corporation dated March 25, 2010, File No. 001-32853, as Exhibit 4.1).

X
4.5.5

Form of Fifth Supplemental Indenture, dated as of August 25, 2011, to the Indenture, providing for the issuance of $500 million 3.55% Senior Notes due 2021 (filed on Form 8-K of Duke Energy Corporation dated August 25, 2011, File No. 001-32853, as Exhibit 4.1).

X
4.5.6

Form of Sixth Supplemental Indenture, dated as of November 17, 2011, to the Indenture, providing for the issuance of $500 million 2.15% Senior Notes due 2016 (filed on Form 8-K of Duke Energy Corporation dated November 17, 2011, File No. 001-32853, as Exhibit 4.1).

X
4.5.7

Form of Seventh Supplemental Indenture, dated as of August 16, 2012, to the Indenture, providing for the issuance of $500 million 3.05% Senior Notes due 2022 and $700 million 1.625% Senior Notes due 2017 (filed on Form 8-K of Duke Energy Corporation dated August 16, 2012, File No. 001-32853, as Exhibit 4.1).

X
4.6

First and Refunding Mortgage from Duke Energy Carolinas, LLC to The Bank of New York Mellon Trust Company, N.A., successor trustee to Guaranty Trust Company of New York, dated as of December 1, 1927 (filed with Form S-1, File No. 2-7224, effective October 15, 1947, as Exhibit 7(a)).

X
4.6.1

Instrument of Resignation, Appointment and Acceptance among Duke Energy Carolinas, LLC, JPMorgan Chase Bank, N.A., as Trustee, and The Bank of New York Mellon Trust Company, N.A., as Successor Trustee, dated as of September 24, 2007 (Filed with Form S-3, File No. 333-146483, as Exhibit 4.6.1).

X
4.6.2	Ninth Supplemental Indenture, dated as of February 1, 1949 (filed with Form S-1, File No. 2-7808, effective February 3, 1949, as Exhibit 7(j).		X
4.6.3	Twentieth Supplemental Indenture, dated as of June 15, 1964 (filed with Form S-1, File No. 2-25367, effective August 23, 1966, as Exhibit 4-B-20).		X
4.6.4	Twenty-third Supplemental Indenture, dated as of February 1, 1968 (filed with Form S-9, File No. 2-31304, effective January 21, 1969, as Exhibit 2-B-26).		X
4.6.5	Sixtieth Supplemental Indenture, dated as of March 1, 1990 (filed with Form 10-K for the year ended December 31, 1990, File No.1-4928, as Exhibit 4-B-61).		X
4.6.6	Sixty-third Supplemental Indenture, dated as of July 1, 1991 (filed with Form S-3, File No. 33-45501, effective February 13, 1992, as Exhibit 4-B-64).		X
4.6.7	Eighty-first Supplemental Indenture, dated as of February 25, 2003 (filed with Form S-4, File No. 333-105354, effective August 15, 2003, as Exhibit 4.81).		X
4.6.8	Eighty-second Supplemental Indenture, dated as of March 21, 2003.		X
4.6.9	Eighty-third Supplemental Indenture, dated as of September 23, 2003.		X
4.6.10	Eighty-fourth Supplemental Indenture dated as of March 20, 2006 (Filed with Form S-3, File No. 333-146483, as Exhibit 4.6.9).		X
4.6.11	Eighty-fifth Supplemental Indenture, dated as of January 10, 2008 (filed with Form 8- K, filed January 11, 2008, as Exhibit 4.1).		X
4.6.12	Eighty-seventh Supplemental Indenture, dated as of April 14, 2008 (filed with Form 8-K, filed April 15, 2008, as Exhibit 4.1).		X
4.6.13	Eighty-eighth Supplemental Indenture, dated as of November 17, 2008 (filed with Form 8-K, filed November 20, 2008, as Exhibit 4.1).		X
4.6.14	Ninetieth Supplemental Indenture, dated as of November 19, 2009 (filed with Form 8-K, filed November 19, 2009, as Exhibit 4.1).		X
4.6.15	Ninety-first Supplemental Indenture, dated as of June 7, 2010 (filed with Form 8-K, filed June 7, 2010, as Exhibit 4.1).		X
4.6.16	Ninety-third Supplemental Indenture, dated as of May 19, 2011 (filed with Form 8-K, filed May 19, 2011, as Exhibit 4.1).		X
4.6.17	Ninety-fourth Supplemental Indenture, dated as of December 8, 2011 (filed with Form 8-K, filed December 8, 2011, as Exhibit 4.1).		X
4.6.18

Ninety-fifth Supplemental Indenture, dated as of September 21, 2012 between Duke Energy Carolinas, LLC and the Bank of New York Mellon Trust Company, N.A., as Trustee (filed with Form 8-K of Duke Energy Carolinas, September 21, 2012, file No. 1-04928 as Exhibit 4.1).

X
4.7

Senior Indenture between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as successor trustee to JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), dated as of September 1, 1998 (filed with Post-Effective Amendment No. 2 to Form S-3, File No. 333-14209, effective April 7, 1999, as Exhibit 4-D-1).

X
4.7.1	Fifteenth Supplemental Indenture to Indenture, dated as of April 3, 2006 (filed with Form S-3, File No. 333-146483, as Exhibit 4.4.1).		X
4.7.2	Sixteenth Supplemental Indenture to Indenture, dated as of June 5, 2007 (filed with Form 8-K, File No. 1-4928, filed June 6, 2007).		X
4.8

Original Indenture (Unsecured Debt Securities) between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of May 15, 1995 (filed with the registration statement on Form 8-A, filed on July 24, 1995, File No. 1-1232).

X
4.8.1

First Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 1, 1995 (filed with the Form 10-Q of Duke Energy Ohio, Inc. for the quarter ended June 30, 1995, File No. 1-1232).

X
4.8.2

Seventh Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 15, 2003 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2003, File No. 1-1232).

X
4.9

Unsecured Promissory Note dated October 14, 1998, between PSI and the Rural Utilities Service (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1998, File No. 1-3543).

X
4.10

6.302% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).

X
4.11

6.403% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).

X
4.12	Form of Duke Energy InterNote (Fixed Rate) (incorporated by reference to Duke Energy Corporation’s Form 8-K dated November 13, 2012).	X
4.13	Form of Duke Energy InterNote (Floating Rate) (incorporated by reference to Duke Energy Corporation’s Form 8-K dated November 13, 2012).	X
4.14

Mortgage and Deed of Trust dated as of May 1, 1940 between Carolina Power & Light Company and The Bank of New York (formerly, Irving Trust Company) and Frederick G. Herbst (Tina Gonzalez, Successor), Trustees and the First through Fifth Supplemental Indentures thereto (Exhibit 2(b), File No. 2-64189); the Sixth through Sixty-sixth Supplemental Indentures (Exhibit 2(b)-5, File No. 2-16210; Exhibit 2(b)-6, File No. 2-16210; Exhibit 4(b)-8, File No. 2-19118; Exhibit 4(b)-2, File No. 2-22439; Exhibit 4(b)-2, File No. 2-24624; Exhibit 2(c), File No. 2-27297; Exhibit 2(c), File No. 2-30172; Exhibit 2(c), File No. 2-35694; Exhibit 2(c), File No. 2-37505; Exhibit 2(c), File No. 2-39002; Exhibit 2(c), File No. 2-41738; Exhibit 2(c), File No. 2-43439; Exhibit 2(c), File No. 2-47751; Exhibit 2(c), File No. 2-49347; Exhibit 2(c), File No. 2-53113; Exhibit 2(d), File No. 2-53113; Exhibit 2(c), File No. 2-59511; Exhibit 2(c), File No. 2-61611; Exhibit 2(d), File No. 2-64189; Exhibit 2(c), File No. 2-65514; Exhibits 2(c) and 2(d), File No. 2-66851; Exhibits 4(b)-1, 4(b)-2, and 4(b)-3, File No. 2-81299; Exhibits 4(c)-1 through 4(c)-8, File No. 2-95505; Exhibits 4(b) through 4(h), File No. 33-25560; Exhibits 4(b) and 4(c), File No. 33-33431; Exhibits 4(b) and 4(c), File No. 33-38298; Exhibits 4(h) and 4(i), File No. 33-42869; Exhibits 4(e)-(g), File No. 33-48607; Exhibits 4(e) and 4(f), File No. 33-55060; Exhibits 4(e) and 4(f), File No. 33-60014; Exhibits 4(a) and 4(b) to Post-Effective Amendment No. 1, File No. 33-38349; Exhibit 4(e), File No. 33-50597; Exhibit 4(e) and 4(f), File No. 33-57835; Exhibit to Current Report on Form 8-K dated August 28, 1997, File No. 1-3382; Form of Carolina Power & Light Company First Mortgage Bond, 6.80% Series Due August 15, 2007 filed as Exhibit 4 to Form 10-Q for the period ended September 30, 1998, File No. 1-3382; Exhibit 4(b), File No. 333-69237; and Exhibit 4(c) to Current Report on Form 8-K dated March 19, 1999, File No. 1-3382.); and the Sixty-eighth Supplemental Indenture (Exhibit No. 4(b) to Current Report on Form 8-K dated April 20, 2000, File No. 1-3382; and the Sixty-ninth Supplemental Indenture (Exhibit No. 4b(2) to Annual Report on Form 10-K dated March 29, 2001, File No. 1-3382); and the Seventieth Supplemental Indenture, (Exhibit 4b(3) to Annual Report on Form 10-K dated March 29, 2001, File No. 1-3382); and the Seventy-first Supplemental Indenture (Exhibit 4b(2) to Annual Report on Form 10-K dated March 28, 2002, File No. 1-3382 and 1-15929); the Seventy-second Supplemental Indenture (Exhibit 4 to Current Report on Form 8-K dated September 12, 2003, File No. 1-3382); the Seventy-third Supplemental Indenture (Exhibit 4 to Current Report on Form 8-K dated March 22, 2005, File No. 1-3382); the Seventy-fourth Supplemental Indenture (Exhibit 4 to Current Report on Form 8-K dated November 30, 2005, File No. 1-3382); the Seventy-fifth Supplemental Indenture (Exhibit 4 to Current Report on Form 8-K dated March 13, 2008, File No. 1-3382); the Seventy-sixth Supplemental Indenture (Exhibit 4 to Current Report on Form 8-K dated January 8, 2009, File No. 1-3382); the Seventy-seventh Supplemental Indenture (Exhibit 4 to Current Report on Form 8-K dated June 18, 2009, File No. 1-3382); the Seventy-eighth Supplemental Indenture (Exhibit 4 to Current Report on Form 8-K dated September 12, 2011, File No. 1-3382); and the Seventy-Ninth Supplemental Indenture (Exhibit 4 to Current Report on Form 8-K dated May 18, 2012, File No. 1-3382).

X
4.15

Indenture, dated as of January 1, 1944 (the "Indenture"), between Florida Power Corporation and Guaranty Trust Company of New York and The Florida National Bank of Jacksonville, as Trustees (filed as Exhibit B-18 to Florida Power's Registration Statement on Form A-2) (No. 2-5293) filed with the SEC on January 24, 1944).

X
4.16

Seventh Supplemental Indenture (filed as Exhibit 4(b) to Florida Power Corporation's Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991); and the Eighth Supplemental Indenture (filed as Exhibit 4(c) to Florida Power Corporation's Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991); and the Sixteenth Supplemental Indenture (filed as Exhibit 4(d) to Florida Power Corporation's Registration Statement on Form S-3 (No. 33-16788) filed with the SEC on September 27, 1991); and the Twenty-ninth Supplemental Indenture (filed as Exhibit 4(c) to Florida Power Corporation's Registration Statement on Form S-3 (No. 2-79832) filed with the SEC on September 17, 1982); and the Thirty-eighth Supplemental Indenture (filed as exhibit 4(f) to Florida Power's Registration Statement on Form S-3 (No. 33-55273) as filed with the SEC on August 29, 1994); and the Thirty-ninth Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K filed with the SEC on July 23, 2001); and the Fortieth Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K filed with the SEC on February 18, 2003); and the Forty-first Supplemental Indenture (filed as Exhibit 4 to Current Report on Form  8-K filed with the SEC on February 21, 2003); and the Forty-second Supplemental Indenture (filed as Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed with the SEC on September 11, 2003); and the Forty-third Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K filed with the SEC on November 21, 2003); and the Forty-fourth Supplemental Indenture (filed as Exhibit 4.(m) to the Progress Energy Florida Annual Report on Form 10-K dated March 16, 2005); and the Forty-fifth Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K, filed on May 16, 2005); and the Forty-sixth Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K filed with the SEC on September 19, 2007); the Forty-seventh Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K filed with the SEC on December 13, 2007); the Forty-eighth Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K filed with the SEC on June 18, 2008); the Forty-ninth Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K filed with the SEC on March 25, 2010); the Fiftieth Supplemental Indenture (filed as Exhibit 4 to Current Report on Form 8-K filed with the SEC on August 18, 2011); and the Fifty-first Supplemental Indenture (filed as Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on November 20, 2012).

X
4,17

Indenture, dated as of December 7, 2005, between Florida Power Corporation and J.P. Morgan Trust Company, National Association, as Trustee with respect to Senior Notes, (filed as Exhibit 4(a) to Current Report on Form 8-K dated December 13, 2005, File No. 1-3274).

X
4.18

Indenture, dated as of February 15, 2001, between Progress Energy, Inc. and Bank One Trust Company, N.A., as Trustee, with respect to Senior Notes (filed as Exhibit 4(a) to Form 8-K dated February 27, 2001, File No. 1-15929).

X
4.19

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
4.20

Indenture (For Debt Securities), dated as of October 28, 1999 between Carolina Power & Light Company and The Chase Manhattan Bank, as Trustee (filed as Exhibit 4(a) to Current Report on Form 8-K dated November 5, 1999, File No. 1-3382), (Exhibit 4(b) to Current Report on Form 8-K dated November 5, 1999, File No. 1-3382).

X
4.21

Contingent Value Obligation Agreement, dated as of November 30, 2000, between CP&L Energy, Inc. and The Chase Manhattan Bank, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated December 12, 2000, File No. 1-3382).

X
10.1

Purchase and Sale Agreement dated as of January 8, 2006, by and among Duke Energy Americas, LLC, and LSP Bay II Harbor Holding, LLC (filed with the Form 10-Q of the registrant for the quarter ended March 31, 2006, File No. 1-32853, as Exhibit 10.2).

		X	X
10.1.1

Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC (filed with the Form 10-Q of the registrant for the quarter ended March 31, 2006, File No.1-32853, as Exhibit 10.2.1).

		X	X
10.2**	Directors’ Charitable Giving Program (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 1992, File No. 1-4928, as Exhibit 10-P).	X
10.2.1**	Amendment to Directors’ Charitable Giving Program dated June 18, 1997 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.1).	X
10.2.2**	Amendment to Directors’ Charitable Giving Program dated July 28, 1997 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.2).	X
10.2.3**	Amendment to Directors’ Charitable Giving Program dated February 18, 1998 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.3).	X
10.3**	Duke Energy Corporation 1998 Long-Term Incentive Plan, as amended (filed as Exhibit 1 to Schedule 14A of Duke Energy Carolinas, LLC, March 28, 2003, File No. 1-4928).	X
10.4

Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (filed with Form 10-Q of Duke Energy Corporation, File No. 1-32853, August 9, 2006, as exhibit 10.15).

X
10.5**	Duke Energy Corporation Executive Savings Plan, as amended and restated (filed with Form 8-K of Duke Energy Corporation, October 31, 2007, File No. 1-32853, as Exhibit 10.1	X
*10.5.1**	Amendment to Duke Energy Corporation Executive Savings Plan, dated July 30, 2010.	X
*10.5.2**	Amendment to Duke Energy Corporation Executive Savings Plan dated November 8, 2012.	X
*10.6**	Cinergy Corp. Excess Pension Plan as amended and restated effective December 31, 2008.						X	X
*10.6.1**	Amendment to Cinergy Corp. Excess Pension Plan dated January 28, 2010.						X	X
*10.6.2**	Amendment to Cinergy Corp. Excess Pension Plan dated February 2, 2010.						X	X
*10.6.3**	Amendment to Cinergy Corp. Excess Pension Plan dated December 26, 2012.						X	X
10.7

Asset Purchase Agreement by and Between Saluda River Electric Cooperative, Inc., as Seller, and Duke Energy Carolinas, LLC, as Purchaser, dated December 20, 2006 (filed with the Form 8-K of the registrant, File No. 1-4928, December 27, 2006, as exhibit 10.1).

X
10.8

Settlement between Duke Energy Corporation, Duke Energy Carolinas, LLC and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the U.S. Department of Energy dated as of March 6, 2007 (filed with the Form 8-K of the registrant, File No. 1-4928, March 12, 2007, as item 8.01).

X
10.9

Engineering, Procurement and Construction Agreement, dated July 11, 2007, by and between Duke Energy Carolinas, LLC and Stone &Webster National Engineering P.C. (filed with the Form 10-Q of the registrant, November 13, 2007, File No. 1-4928, as Exhibit 10.1). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

X
10.10

Deferred Compensation Agreement, effective as of January 1, 1992, between PSI and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

X
10.11

Amended and Restated Engineering, Procurement and Construction Agreement, dated February 20, 2008, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (filed with the Form 10-Q of the registrant, May 14, 2008, File No. 1-4928, as Exhibit 10.1). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

X
10.12

Asset Purchase Agreement by and among Cinergy Capital & Trading, Inc. (Capital & Trading), CinCap Madison, LLC and PSI dated as of February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

X
10.13**	Form of Phantom Stock Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 10.1).	X
10.14	Amended and Restated Engineering and Construction Agreement, dated as of December 21, 2009, by and between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc.		X
10.15

Asset Purchase Agreement by and among Capital & Trading., CinCap VII, LLC and PSI dated as of February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No.

X
10.16

Asset Purchase Agreement by and among Duke Energy Indiana, Inc. and Duke Energy Ohio, Inc. and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2005, File No. 1-1232).

X
10.17

Asset Purchase Agreement by and among PSI and CG&E and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

X
10.18

Keepwell Agreement, dated April 10, 2006, between Duke Capital LLC and Duke Energy Ohio, Inc. (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), filed on April 14, 2006, File No. 1-1232).

X
10.19

Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.15).

X
10.20

Asset Purchase Agreement by and between Duke Energy Indiana, Inc., as Seller, and Wabash Valley Power Association, Inc., as Buyer, Dated as of December 1, 2006 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).

X
10.21

Purchase and Sale Agreement by and among Cinergy Capital & Trading, Inc., as Seller, and Fortis Bank, S.A./N.V., as Buyer, dated as of June 26, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, June 30, 2006, as Exhibit 10.1).

X
10.22

Engineering, Procurement and Construction Management Agreement dated December 15, 2008 between Duke Energy Indiana, Inc. and Bechtel Power Corporation (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

X
10.23

Formation and Sale Agreement by and among Duke Ventures, LLC, Crescent Resources, LLC, Morgan Stanley Real Estate Fund V U.S. L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., Morgan Stanley Real Estate Investors V U.S., L.P., MSP Real Estate Fund V, L.P., and Morgan Stanley Strategic Investments, Inc., dated as of September 7, 2006 (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2006, File No. 1-32853, as Exhibit 10.3).

X
10.24**

Stock Option Grant Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.4).

X
10.25**	Duke Energy Corporation 2006 Long-Term Incentive Plan (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, October 27, 2006, as Exhibit 10.1).	X
10.26**	Duke Energy Corporation Directors' Savings Plan I & II, as amended and restated (filed with Form 8-K of Duke Energy Corporation, dated October 31, 2007, File No. 1-4298, as Exhibit 10.2.	X
10.27**

Amendment to the Duke Energy Corporation 1998 Long-Term Incentive Plan, effective as of February 27, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.6).

X
10.28**

Amendment to the Duke Energy Corporation 2006 Long-Term Incentive Plan, effective as of February 27, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.7).

X
10.29

Engineering, Procurement and Construction Agreement, dated July 11, 2007, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.2).

X
10.30

Amended and Restated Engineering, Procurement and Construction Agreement, dated February 20, 2008, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2008, File No. 1-32853, as Exhibit 10.1).

X
10.31

Agreement and Plan of Merger by and among DEGS Wind I, LLC, DEGS Wind Vermont, Inc., Catamount Energy Corporation (filed in Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2008, File No. 1-32853, as Exhibit 10.2).

X
10.32	Amended and Restated Engineering and Construction Agreement, dated as of December 21, 2009, by and between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc.	X
10.33	Operating Agreement of Pioneer Transmission, LLC (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2008, File No. 1-32583, as Exhibit 10.1).	X
10.34**	Amendment to Duke Energy Corporation Executive Savings Plan, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.1).	X
10.35**

Duke Energy Corporation Executive Short-term Incentive Plan, as amended and restated effective February 26, 2008 (filed on the 2008 Proxy Statement of Duke Energy Corporation, March 20, 2008, File No. 1-32853, as Appendix A).

X
10.36**	Amendment to Deferred Compensation Agreement with James E. Rogers, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.6).	X
10.37**	Amendment to Duke Energy Corporation Directors’ Savings Plan, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 99.2).	X
10.38**	Deferred Compensation Agreement dated December 16, 1992, between PSI Energy, Inc. and James E. Rogers, Jr.	X
10.39

Engineering, Procurement and Construction Management Agreement dated December 15, 2008 between Duke Energy Indiana, Inc. and Bechtel Power Corporation. (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

X
10.40

Amended and Restated Engineering and Construction Agreement, dated as of March 8, 2010, by and between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2010, File No. 1-32853, as Exhibit 10.1).

		X	X
10.41**	Form of Performance Award Agreement of Duke Energy Corporation (filed on Form 8-K of Duke Energy Corporation, February 22, 2011, File No. 1-32583 as Exhibit 10.1).	X
10.42**	Form of Phantom Stock Award of Duke Energy Corporation (filed on Form 8-K of Duke Energy Corporation, February 22, 2011, File No. 1-32583 as Exhibit 10.2).	X
10.43**	Form of Performance Award Agreement by and between Duke Energy Corporation and James E. Rogers (filed on Form 8-K of Duke Energy Corporation, February 22, 2011, File No. 1-32583 as Exhibit 10.3).	X
10.44**	Duke Energy Corporation Executive Severance Plan (filed on Form 8-K of Duke Energy Corporation, January 10, 2011, File No. 1-32583 as Exhibit 10.1).	X
10.45

$6,000,000,000 Five-Year Credit Agreement, dated as of November 18, 2011, among the Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc., Duke Energy Kentucky, Inc., Carolina Power and Light Company d/b/a Progress Energy Carolinas, Inc. and Florida Power Corporation, d/b/a Progress Energy Florida, Inc., as Borrowers, the lenders listed therein, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and The Royal Bank of Scotland plc, as Co-Syndication Agents and Bank of China, New York Branch, Barclays Bank PLC, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Industrial and Commercial Bank of China Limited, New York Branch, JPMorgan Chase Bank, N.A. and UBS Securities LLC, as Co-Documentation Agents. (filed on Form 8-K of Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Indiana, Inc. and Duke Energy Ohio, Inc., November 25, 2011, File No. 1-01232, as Exhibit 10.1).

		X	X				X	X
10.46**

Form of Performance Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2010 Long-Term Incentive Plan (filed on Form 8-K of Duke Energy Corporation, February 22, 2011, File No. 1-32853, as Exhibit 10.1).

X
10.47**

Form of Phantom Stock Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2010 Long-Term Incentive Plan (filed on Form 8-K of Duke Energy Corporation, February 22, 2011, File No. 1-32853, as Exhibit 10.2).

X
10.48**

Form of Performance Award Agreement by and between Duke Energy Corporation and James E. Rogers under the Duke Energy Corporation 2010 Long-Term Incentive Plan (filed on Form 8-K of Duke Energy Corporation, February 22, 2011, File No.1-32853, as Exhibit 10.3).

X
10.49**

Employment Agreement, dated as of February 19, 2009, by and between James E. Rogers and Duke Energy Corporation (incorporated by reference to Duke Energy’s Form 8-K, February 25, 2009, File No. 1-32853, as Exhibit 10.1)

X
10.49.1**

Amendment dated as of June 27, 2012, to the Employment Agreement, dated as of February 19, 2009 by and between James E. Rogers and Duke Energy Corporation (incorporated by reference to Duke Energy Corporation’s Form 10-Q for the quarter ended June 30, 2012).

X
10.49.2**

Second Amendment, dated as of July 3, 2012 to the Employment Agreement dated as of February 19, 2009, by and between James E. Rogers and Duke Energy Corporation (incorporated by reference to Duke Energy Corporation’s Form 10-Q for the quarter ended June 30, 2012).

X
10.50**	Duke Energy Corporation 2010 Long-term Incentive Plan (filed on the 2010 Proxy Statement of Duke Energy Corporation, March 22, 2010, File No. 1-32853, as Appendix A).	X
10.50.1**	Amendment to Duke Energy Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Duke Energy Corporation’s Form 10-Q for the quarter ended June 30, 2012).	X
10.51**	Amendment to Duke Energy Corporation Executive Savings Plan, dated January 1, 2008 (incorporated by reference to Duke Energy Corporation’s Form 10-Q for the quarter ended September 30, 2012).	X
10.52

Settlement Agreement dated November 29, 2012 by and among Duke Energy Corporation, the North Carolina Utilities Commission Staff and the North Carolina Public Staff (incorporated by reference to Duke Energy Corporation’s Form 8-K dated November 29, 2012).

X
10.53

Settlement Agreement dated December 3, 2012 between Duke Energy Corporation and the North Carolina Attorney General (incorporated by reference to Duke Energy Corporation’s Form 8-K dated December 3, 2012).

X
10.54**	Employment Agreement, dated as of June 27, 2012, by and between William D. Johnson and Duke Energy Corporation (incorporated by reference to Duke Energy Corporation’s Form 8-K dated July 3, 2012).	X
10.55**

Separation and Settlement Agreement, dated as of July 3, 2012, by and between William D. Johnson and Duke Energy Corporation (incorporated by reference to Duke Energy Corporation’s Form 8-K dated July 3, 2012).

X
*10.56**	Retention Award Agreement, effective as of July 9, 2012, by and between Duke Energy Corporation and Lloyd Yates.	X
*10.57**	Retention Award Agreement, effective as of July 9, 2012 by and between Duke Energy Corporation and Jeffrey J. Lyash.	X
*10.58**	Form of Change-in-Control Agreement	X
*10.59**	Separation and Settlement Agreement by and between John R. McArthur and Duke Energy Corporation dated as of July 10, 2012.	X
*10.60**	Separation and Settlement Agreement by and between Mark S. Mulhern and Duke Energy Corporation dated as of July 10, 2012.	X
*10.61**	Separation and Settlement Agreement by and between Paula J. Sims and Duke Energy Corporation.	X
*10.62**	Separation and Settlement Agreement by and between Jeffrey J. Lyash and Duke Energy Corporation dated as of December 31, 2012.	X
*10.63**	Consulting Agreement effective as of January 1, 2013 by and between Duke Energy Corporation and John R. McArthur.	X
*10.64**	Form of Performance Share Award	X
10.65**	Amended and Restated Duke Energy Corporation Executive Cash Balance Plan, dated as of July 2, 2012 (incorporated by reference to Duke Energy Corporation’s Form 8-K dated July 3, 2012).	X
*10.65.1**	First Amendment to the Duke Energy Corporation Executive Cash Balance Plan dated as of January 1, 2013.	X
10.66

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
10.67

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
10.68

Power Coordination Agreement dated July 30, 1981 between Carolina Power & Light Company and North Carolina Municipal Power Agency Number 3 and Exhibits, together with resolution dated December 16, 1981 changing name to North Carolina Eastern Municipal Power Agency and amending letter dated January 29, 1982 (filed as Exhibit 10(c), File No. 33-25560).

X
10.69

Amendment dated December 16, 1982 to Purchase, Construction and Ownership Agreement dated July 30, 1981 between Carolina Power & Light Company and North Carolina Eastern Municipal Power Agency (filed as Exhibit 10(d), File No. 33-25560).

X
10.70+	Retirement Plan for Outside Directors (filed as Exhibit 10(i), File No. 33-25560).				X
10.71+	Resolutions of Board of Directors dated July 9, 1997, amending the Deferred Compensation Plan for Key Management Employees of Carolina Power & Light Company.				X
10.72+

2002 Progress Energy, Inc. Equity Incentive Plan, Amended and Restated effective January 1, 2007 (filed as Exhibit 10c(5) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).

				X	X	X
10.73+

Amended and Restated Broad-Based Performance Share Sub-Plan, Exhibit B to the 2002 Progress Energy, Inc. Equity Incentive Plan, effective January 1, 2007 (filed as Exhibit 10c(6) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).

				X	X	X
10.74+

Amended and Restated Executive and Key Manager Performance Share Sub-Plan, Exhibit A to the 2002 Progress Energy, Inc. Equity Incentive Plan (effective January 1, 2007) (filed as Exhibit 10c(7) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).

				X	X	X
10.75+	Progress Energy, Inc. 2007 Equity Incentive Plan (filed as Exhibit C to Form DEF 14A, as filed with the SEC on March 30, 2007, File No. 1-15929).			X	X	X
10.76+

Executive and Key Manager 2007 Performance Share Sub-Plan, Exhibit A to the 2007 Equity Incentive Plan, effective January 1, 2007 (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 16, 2007, File No. 1- 15929, No. 1-3382 and No. 1-3274).

				X	X	X
10.77+

Form of Progress Energy, Inc. Restricted Stock Agreement pursuant to the 2002 Progress Energy Inc. Equity Incentive Plan, as amended July 2002 (filed as Exhibit 10c(18) to Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005, File No. 1-3382 and 1-15929).

				X	X	X
10.78+

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
10.79+

Form of Employment Agreement between Progress Energy Service Company, LLC and Mark F. Mulhern dated September 18, 2007 (filed as Exhibit 10 to Quarterly Report on Form 10-Q for the period ended March 31, 2007, File No. 1-15929, No. 1-3382 and No. 1-3274).

X
10.80+	Form of Executive and Key Manager 2008 Performance Share Sub-Plan (filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ended March 31, 2008, File No. 1-15929, 1-3382 and 1-3274).			X	X	X
10.81+	Progress Energy, Inc. 2009 Executive Incentive Plan, effective March 17, 2009 (filed as Exhibit D to Form DEF 14A, as filed with the SEC on March 31, 2009, File No. 1-15929).			X
10.82+

Employment Agreement Term Sheet for William D. Johnson in connection with the Agreement and Plan of Merger, dated as of January 8, 2011, by and among Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc. (Exhibit C to the Agreement and Plan of Merger filed as Exhibit 2.1 to the Current Report on Form 8-K, dated January 8, 2011, File No. 1-15929).

X
10.83+

Form of Letter Agreement, dated January 8, 2011, executed by certain officers of Progress Energy, Inc., waiving certain rights under Progress Energy, Inc.’s Management Change-in-Control Plan and their employment agreements (filed as Exhibit 10.1 to the Current Report on Form 8-K dated January 8, 2011, File No. 1-15929).

X
10.84+

Deferred Compensation Plan for Key Management Employees of Progress Energy, Inc., amended and restated effective July 13, 2011 (filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).

				X	X	X
10.85+

Executive and Key Manager 2009 Performance Share Sub-Plan, Exhibit A to 2007 Equity Incentive Plan, amended and restated effective July 12, 2011 (filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274.

				X	X	X
10.86+

Amended Management Incentive Compensation Plan of Progress Energy, Inc., amended and restated effective July 12, 2011 (filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).

				X	X	X
10.87+

Progress Energy, Inc. Management Change-in-Control Plan, amended and restated effective July 13, 2011 (filed as Exhibit 10(d) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).

				X	X	X
10.88+

Progress Energy, Inc. Amended and Restated Management Deferred Compensation Plan, revised and restated effective July 12, 2011 (filed as Exhibit 10(e) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).

				X	X	X
10.89+

Progress Energy, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated effective July 13, 2011 (filed as Exhibit 10(f) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).

				X	X	X
10.90+

Progress Energy, Inc. Non-Employee Director Stock Unit Plan, amended and restated effective July 13, 2011 (filed as Exhibit 10(g) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).

				X	X	X
10.91+

Amended and Restated Progress Energy, Inc. Restoration Retirement Plan, amended and restated effective July 13, 2011 (filed as Exhibit 10(h) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).

				X	X	X
10.92+

Amended and Restated Supplemental Senior Executive Retirement Plan of Progress Energy, Inc., amended and restated effective July 13, 2011 (filed as Exhibit 10(i) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).

				X	X	X
10.93+	Form of Progress Energy, Inc. Restricted Stock Unit Award Agreement (Graded Vesting), effective September 15, 2011.			X	X	X
10.94+	Form of Progress Energy, Inc. Restricted Stock Unit Award Agreement (Cliff Vesting), effective September 15, 2011.			X	X	X
10.95+	First Amendment to the Progress Energy, Inc. Amended and Restated Management Deferred Compensation Plan, effective December 14, 2011.			X	X	X
*10.95.1+	Second Amendment to the Progress Energy, Inc. Management Deferred Compensation Plan as amended and restated effective July 12, 2012.			X
10.96+	First Amendment to the Progress Energy, Inc. Amended Management Incentive Compensation Plan, effective December 14, 2011.			X	X	X
*10.96.1+	Second Amendment to the Progress Energy, Inc. Amended Management Incentive Compensation Plan effective as of January 1, 2013.			X
10.97

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
10.98

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

				X		X
*12.1	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY CORPORATION	X
*12.2	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY CAROLINAS		X
*12.3	Computation of Ratio of Earnings to Fixed Charges - PROGRESS ENERGY, INC			X
*12.4	Computation of Ratio of Earnings to Fixed Charges - PROGRESS ENERGY CAROLINAS, INC				X
*12.5	Computation of Ratio of Earnings to Fixed Charges - PROGRESS ENERGY FLORIDA, INC					X
*12.6	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY OHIO						X
*12.7	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY INDIANA							X
*21	List of Subsidiaries	X
*23.1.1	Consent of Independent Registered Public Accounting Firm.	X
*23.1.2	Consent of Independent Registered Public Accounting Firm.		X
*23.1.3	Consent of Independent Registered Public Accounting Firm.			X
*23.1.4	Consent of Independent Registered Public Accounting Firm.				X
*23.1.5	Consent of Independent Registered Public Accounting Firm.					X
*23.1.6	Consent of Independent Registered Public Accounting Firm.						X
*23.1.7	Consent of Independent Registered Public Accounting Firm.							X
*24.1	Power of attorney authorizing Lynn J. Good and others to sign the annual report on behalf of the registrant and certain of its directors and officers.	X
*24.2	Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*101.INS	XBRL Instance Document	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X	X	X	X	X

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission (SEC), to furnish copies of any or all of such instruments to it.

Exhibit                                                                                                   309