Form 10-Q
period 2013-03-31
CAROLINA POWER & LIGHT CO; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; FLORIDA POWER CORP; Duke Energy Indiana, Inc.; PROGRESS ENERGY INC; Duke Energy CORP
filed 2013-05-09
CIK 17797, 20290, 30371, 37637, 81020, 1094093, 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
_________________________

Commission file number		Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number	IRS Employer Identification No.
1-32853		DUKE ENERGY CORPORATION (a Delaware corporation) 550 South Tryon Street Charlotte, North Carolina 28202-1803 704-382-3853	20-2777218
Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number	Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number
1-4928	DUKE ENERGY CAROLINAS, LLC (a North Carolina limited liability company) 526 South Church Street Charlotte, North Carolina 28202-1803 704-382-3853 56-0205520	1-3274	DUKE ENERGY FLORIDA, INC. (a Florida corporation) 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853 59-0247770
1-15929	PROGRESS ENERGY, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-2155481	1-1232	DUKE ENERGY OHIO, INC. (an Ohio corporation) 139 East Fourth Street Cincinnati, Ohio 45202 704-382-3853 31-0240030
1-3382	DUKE ENERGY PROGRESS, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-0165465	1-3543	DUKE ENERGY INDIANA, INC. (an Indiana corporation) 1000 East Main Street Plainfield, Indiana 46168 704-382-3853 35-0594457

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Duke Energy Corporation (Duke Energy)	Yes ☒	No ☐	Duke Energy Florida, Inc. (Duke Energy Florida)	Yes ☒	No ☐
Duke Energy Carolinas, LLC (Duke Energy Carolinas)	Yes ☒	No ☐	Duke Energy Ohio, Inc. (Duke Energy Ohio)	Yes ☒	No ☐
Progress Energy, Inc. (Progress Energy)	Yes ☒	No ☐	Duke Energy Indiana, Inc. (Duke Energy Indiana)	Yes ☒	No ☐
Duke Energy Progress, Inc. (Duke Energy Progress)	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Duke Energy	Yes ☒	No ☐	Duke Energy Florida	Yes ☒	No ☐
Duke Energy Carolinas	Yes ☒	No ☐	Duke Energy Ohio	Yes ☒	No ☐
Progress Energy	Yes ☒	No ☐	Duke Energy Indiana	Yes ☒	No ☐
Duke Energy Progress	Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Progress Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Progress	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Florida	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒

Number of shares of Common Stock outstanding at May 6, 2013:

Registrant	Description	Shares
Duke Energy	Common Stock, $0.001 par value	705,739,261
Duke Energy Carolinas	All of the registrant’s limited liability company member interests are directly owned by Duke Energy.
Progress Energy	All of the registrant’s common stock is directly owned by Duke Energy.
Duke Energy Progress	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Florida	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Ohio	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Indiana	All of the registrant’s common stock is indirectly owned by Duke Energy.

This combined Form 10-Q is filed separately by seven registrants: Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana (collectively the Duke Energy Registrants). Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instructions H(2) of Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements, which are intended to cover Duke Energy and the applicable Duke Energy Registrants, are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•       State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements, as well as rulings that affect cost and investment recovery or have an impact on rate structures or market prices;

•       The ability to recover eligible costs and earn an adequate return on investment through the regulatory process;

•       The costs of retiring Duke Energy Florida’s Crystal River Unit 3 could prove to be more extensive than is currently identified. All costs associated with the retirement Crystal River Unit 3 asset, including replacement power may not be fully recoverable through the regulatory process;

•       The ability to maintain relationships with customers, employees or suppliers post-merger;

•       The ability to successfully integrate the Progress Energy businesses and realize cost savings and any other synergies expected from the merger;

•       The risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect;

•       The impact of compliance with material restrictions or conditions related to the Progress Energy merger imposed by regulators could exceed our expectations;

•       Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

•       Industrial, commercial and residential growth or decline in the respective Duke Energy Registrants’ service territories or customer bases resulting from customer usage patterns, including energy efficiency efforts and uses of alternative energy sources;

•       Additional competition in electric markets and continued industry consolidation;

•       Political and regulatory uncertainty in other countries in which Duke Energy conducts business;

•       The influence of weather and other natural phenomena on each of the Duke Energy Registrants’ operations, including the economic, operational and other effects of storms, hurricanes, droughts and tornadoes;

•       The ability to successfully operate electric generating facilities and deliver electricity to customers;

•       The ability to recover, in a timely manner, if at all, costs associated with future significant weather events through the regulatory process;

•       The impact on the Duke Energy Registrants’ facilities and business from a terrorist attack, cyber security threats and other catastrophic events;

•       The inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, safety, regulatory and financial risks;

•       The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates and the ability to recover such costs through the regulatory process, where appropriate;

•       Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;

•       The performance of electric generation facilities and of projects undertaken by Duke Energy’s nonregulated businesses;

•       The results of financing efforts, including the Duke Energy Registrants’ ability to obtain financing on favorable terms, which can be affected by various factors, including the respective Duke Energy Registrants’ credit ratings and general economic conditions;

•       Declines in the market prices of equity securities and resultant cash funding requirements for Duke Energy’s defined benefit pension plans and nuclear decommissioning trust funds;

•       The level of creditworthiness of counterparties to Duke Energy Registrants’ transactions;

•       Employee workforce factors, including the potential inability to attract and retain key personnel;

•       Growth in opportunities for the respective Duke Energy Registrants’ business units, including the timing and success of efforts to develop domestic and international power and other projects;

•       Construction and development risks associated with the completion of Duke Energy Registrants’ capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from ratepayers in a timely manner or at all;

•       The Subsidiary Registrants ability to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

•       The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•       The impact of potential goodwill impairments;

•       The ability to reinvest retained earnings of foreign subsidiaries or repatriate such earnings on a tax free basis; and

•       The ability to successfully complete future merger, acquisition or divestiture plans.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Energy has described. The Duke Energy Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements Of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per-share amounts)		2013	2012
Operating Revenues
Regulated electric		$4,889	$2,501
Nonregulated electric, natural gas, and other		824	958
Regulated natural gas		185	171
Total operating revenues		5,898	3,630
Operating Expenses
Fuel used in electric generation and purchased power - regulated		1,703	777
Fuel used in electric generation and purchased power - nonregulated		454	448
Cost of natural gas and coal sold		104	102
Operation, maintenance and other		1,421	746
Depreciation and amortization		660	479
Property and other taxes		343	184
Impairment charges		―	402
Total operating expenses		4,685	3,138
Gains on Sales of Other Assets and Other, net		2	3
Operating Income		1,215	495
Other Income and Expenses
Equity in earnings of unconsolidated affiliates		36	45
Impairments on sales of unconsolidated affiliates		―	(5)
Other income and expenses, net		80	89
Total other income and expenses		116	129
Interest Expense		367	224
Income From Continuing Operations Before Income Taxes		964	400
Income Tax Expense from Continuing Operations		330	103
Income From Continuing Operations		634	297
Income From Discontinued Operations, net of tax		―	2
Net Income		634	299
Less: Net Income Attributable to Noncontrolling Interests		―	4
Net Income Attributable to Duke Energy Corporation		$634	$295

Earnings Per Share - Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic		$0.89	$0.65
Diluted		$0.89	$0.65
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$	―	$0.01
Diluted	$	―	$0.01
Net Income attributable to Duke Energy Corporation common shareholders
Basic		$0.89	$0.66
Diluted		$0.89	$0.66
Dividends declared per share		$0.765	$0.75
Weighted-average shares outstanding
Basic		705	446
Diluted		705	446

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements Of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
Net Income	$634	$299
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustments	4	44
Pension and OPEB adjustments(a)	3	4
Net unrealized gain on cash flow hedges(b)	10	13
Reclassification into earnings from cash flow hedges(c)	―	(1)
Unrealized gain on investments in available for sale securities(d)	―	1
Reclassification into earnings from available for sale securities(e)	―	(1)
Other Comprehensive Income, Net of Tax	17	60
Comprehensive Income	651	359
Less: Comprehensive Income Attributable to Noncontrolling Interests	―	4
Comprehensive Income Attributable to Duke Energy Corporation	$651	$355

(a)	Net of $1 million tax expense in 2013 and $2 million tax expense in 2012.
(b)	Net of $4 million tax expense in 2013 and $5 million tax expense in 2012.
(c)	Net of $1 million tax expense in 2013 and insignificant tax expense in 2012.
(d)	Net of insignificant tax expense in 2012.
(e)	Net of insignificant tax expense in 2012.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$1,296	$1,424
Short-term investments	288	333
Receivables (net of allowance for doubtful accounts of $32 at March 31, 2013 and $34 at December 31, 2012)	1,503	1,516
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $42 at March 31, 2013 and $44 at December 31, 2012)	1,304	1,201
Inventory	3,096	3,223
Other	2,062	2,425
Total current assets	9,549	10,122
Investments and Other Assets
Investments in equity method unconsolidated affiliates	478	483
Nuclear decommissioning trust funds	4,536	4,242
Goodwill	16,371	16,365
Intangibles, net	356	372
Notes receivable	69	71
Restricted other assets of variable interest entities	54	62
Other	2,466	2,399
Total investments and other assets	24,330	23,994
Property, Plant and Equipment
Cost	99,605	98,833
Cost, variable interest entities	1,579	1,558
Accumulated depreciation and amortization	(32,501)	(31,969)
Generation facilities to be retired, net	130	136
Net property, plant and equipment	68,813	68,558
Regulatory Assets and Deferred Debits
Regulatory assets	10,778	11,004
Other	196	178
Total regulatory assets and deferred debits	10,974	11,182
Total Assets	$113,666	$113,856
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,985	$2,444
Notes payable and commercial paper	1,361	745
Non-recourse notes payable of variable interest entities	325	312
Taxes accrued	425	459
Interest accrued	478	448
Current maturities of long-term debt	3,323	3,110
Other	2,068	2,511
Total current liabilities	9,965	10,029
Long-term Debt	35,084	35,499
Non-recourse Long-term debt of Variable Interest Entities	1,255	852
Deferred Credits and Other Liabilities
Deferred income taxes	10,518	10,490
Investment tax credits	454	458
Accrued pension and other post-retirement benefit costs	2,380	2,520
Asset retirement obligations	5,229	5,169
Regulatory liabilities	5,555	5,584
Other	2,196	2,221
Total deferred credits and other liabilities	26,332	26,442
Commitments and Contingencies
Preferred Stock of Subsidiaries	―	93
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 706 million and 704 million shares outstanding at March 31, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	39,263	39,279
Retained earnings	1,978	1,889
Accumulated other comprehensive loss	(289)	(306)
Total Duke Energy Corporation shareholders' equity	40,953	40,863
Noncontrolling interests	77	78
Total equity	41,030	40,941
Total Liabilities and Equity	$113,666	$113,856

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$634	$299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	762	544
Equity component of AFUDC	(42)	(59)
Gains on sales of other assets	(2)	(3)
Impairment of other long-lived assets	―	407
Deferred income taxes	353	65
Equity in earnings of unconsolidated affiliates	(36)	(45)
Voluntary opportunity cost deferral	―	(101)
Accrued pension and other post-retirement benefit costs	87	28
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	36	(2)
Receivables	(118)	172
Inventory	126	(162)
Other current assets	(38)	110
Increase (decrease) in
Accounts payable	(246)	(270)
Taxes accrued	(31)	(62)
Other current liabilities	(312)	10
Other assets	(78)	3
Other liabilities	(4)	(62)
Net cash provided by operating activities	1,091	872
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,375)	(988)
Investment expenditures	(3)	(13)
Acquisitions	(32)	(42)
Purchases of available-for-sale securities	(1,255)	(948)
Proceeds from sales and maturities of available-for-sale securities	1,179	821
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	20	17
Change in restricted cash	(34)	(35)
Other	35	8
Net cash used in investing activities	(1,465)	(1,180)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	1,009	392
Issuance of common stock related to employee benefit plans	5	8
Payments for the:
Redemption of long-term debt	(747)	(821)
Redemption of preferred stock of a subsidiary	(96)	―
Notes payable and commercial paper	627	28
Distributions to noncontrolling interests	(3)	(1)
Dividends paid	(542)	(335)
Other	(7)	(2)
Net cash provided by (used in) financing activities	246	(731)
Net decrease in cash and cash equivalents	(128)	(1,039)
Cash and cash equivalents at beginning of period	1,424	2,110
Cash and cash equivalents at end of period	$1,296	$1,071
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$465	$270
Extinguishment of debt related to investment in Attiki Gas Supply, S. A.	―	66

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements Of Equity
(Unaudited)

(in millions)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	445	1	$21,132	$1,873	$(234)	$22,772	$93	$22,865
Net income	―	―	―	295	―	295	4	299
Other comprehensive income					60	60	―	60
Common stock issuances, including dividend reinvestment and employee benefits	1	―	(11)	―	―	(11)	―	(11)
Common stock dividends	―	―	―	(335)	―	(335)	―	(335)
Balance at March 31, 2012	446	$1	$21,121	$1,833	$(174)	$22,781	$97	$22,878

Balance at December 31, 2012	704	$1	$39,279	$1,889	$(306)	$40,863	$78	$40,941
Net income	―	―	―	634	―	634	―	634
Other comprehensive income					17	17	―	17
Common stock issuances, including dividend reinvestment and employee benefits	2		(16)	―	―	(16)	―	(16)
Common stock dividends	―	―	―	(542)	―	(542)	―	(542)
Premium on the redemption of preferred stock of subsidiaries				(3)		(3)		(3)
Changes in noncontrolling interest in subsidiaries	―	―	―	―	―	―	(1)	(1)
Balance at March 31, 2013	706	$1	$39,263	$1,978	$(289)	$40,953	$77	$41,030

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
Operating Revenues	$1,729	$1,501
Operating Expenses
Fuel used in electric generation and purchased power	518	380
Operation, maintenance and other	457	331
Depreciation and amortization	222	228
Property and other taxes	100	90
Total operating expenses	1,297	1,029
Gains on Sales of Other Assets and Other, net	2	3
Operating Income	434	475
Other Income and Expenses, net	36	39
Interest Expense	82	97
Income Before Income Taxes	388	417
Income Tax Expense	144	151
Net Income and Comprehensive Income	$244	$266

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$5	$19
Receivables (net of allowance for doubtful accounts of $3 at March 31, 2013 and December 31, 2012)	150	188
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at March 31, 2013 and December 31, 2012)	680	637
Receivables from affiliated companies	57	3
Note receivable from affiliated companies	397	382
Inventory	1,010	1,062
Other	428	439
Total current assets	2,727	2,730
Investments and Other Assets
Nuclear decommissioning trust funds	2,519	2,354
Other	941	934
Total investments and other assets	3,460	3,288
Property, Plant and Equipment
Cost	34,559	34,190
Accumulated depreciation and amortization	(11,663)	(11,437)
Generation facilities to be retired, net	68	73
Net property, plant and equipment	22,964	22,826
Regulatory Assets and Deferred Debits
Regulatory assets	1,707	1,727
Other	69	71
Total regulatory assets and deferred debits	1,776	1,798
Total Assets	$30,927	$30,642
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$520	$599
Accounts payable to affiliated companies	112	128
Taxes accrued	65	114
Interest accrued	139	96
Current maturities of long-term debt	406	406
Other	409	490
Total current liabilities	1,651	1,833
Long-term Debt	7,734	7,735
Non-recourse Long-term Debt of Variable Interest Entities	300	300
Long-term Debt Payable to Affiliated Companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	5,281	5,181
Investment tax credits	214	215
Accrued pension and other post-retirement benefit costs	215	221
Asset retirement obligations	1,990	1,959
Regulatory liabilities	2,214	2,102
Other	912	924
Total deferred credits and other liabilities	10,826	10,602
Commitments and Contingencies
Member's Equity
Member's Equity	10,132	9,888
Accumulated other comprehensive loss	(16)	(16)
Total member's equity	10,116	9,872
Total Liabilities and Member's Equity	$30,927	$30,642

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$244	$266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	281	288
Equity component of AFUDC	(26)	(36)
Gains on sales of other assets and other, net	(2)	(3)
Deferred income taxes	146	154
Voluntary opportunity cost deferral	―	(101)
Accrued pension and other post-retirement benefit costs	10	10
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(7)	―
Receivables	(8)	134
Receivables from affiliated companies	(54)	(17)
Inventory	50	(100)
Other current assets	(25)	(3)
Increase (decrease) in
Accounts payable	(16)	(196)
Accounts payable to affiliated companies	(16)	(37)
Taxes accrued	(48)	(65)
Other current liabilities	(34)	109
Other assets	(28)	(18)
Other liabilities	(15)	(32)
Net cash provided by operating activities	452	353
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(435)	(483)
Purchases of available-for-sale securities	(504)	(627)
Proceeds from sales and maturities of available-for-sale securities	492	615
Notes receivable from affiliated companies	(15)	625
Other	(3)	(5)
Net cash (used in) provided by investing activities	(465)	125
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	―	(751)
Other	(1)	(1)
Net cash used in financing activities	(1)	(752)
Net decrease in cash and cash equivalents	(14)	(274)
Cash and cash equivalents at beginning of period	19	289
Cash and cash equivalents at end of period	$5	$15
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$132	$115

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements Of Equity
(Unaudited)

		Accumulated Other Comprehensive Loss
(in millions)	Member's Equity	Net Losses on Cash Flow Hedges	Net Losses on Available for Sale Securities	Total
Balance at December 31, 2011	$9,473	$(17)	$(2)	$9,454
Net income	266	―	―	266
Balance at March 31, 2012	$9,739	$(17)	$(2)	$9,720

Balance at December 31, 2012	$9,888	$(15)	$(1)	$9,872
Net income	244	―	―	244
Balance at March 31, 2013	$10,132	$(15)	$(1)	$10,116

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
Operating Revenues	$2,186	$2,102
Operating Expenses
Fuel used in electric generation and purchased power	860	901
Operation, maintenance and other	561	535
Depreciation and amortization	194	166
Property and other taxes	141	138
Total operating expenses	1,756	1,740
Gains on Sales of Other Assets and Other, net	―	1
Operating Income	430	363
Other Income and Expenses, net	23	39
Interest Expense	198	185
Income From Continuing Operations Before Taxes	255	217
Income Tax Expense From Continuing Operations	101	76
Income From Continuing Operations	154	141
Income From Discontinued Operations, net of tax	―	11
Net Income	154	152
Less: Net Income Attributable to Noncontrolling Interest	1	2
Net Income Attributable to Parent	$153	$150

Net Income	$154	$152
Other Comprehensive Income, net of tax
Reclassification into earnings from pension and OPEB adjustments(a)	1	1
Net unrealized gain on cash flow hedges(b)	1	2
Reclassification into earnings from cash flow hedges(c)	―	2
Other Comprehensive Income, net of tax	2	5
Comprehensive Income	$156	$157

(a)	Net of insignificant tax expense in 2013 and 2012.
(b)	Net of insignificant tax expense in 2013 and $2 million tax expense in 2012.
(c)	Net of $2 million tax expense in 2012.

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$35	$231
Receivables (net of allowance for doubtful accounts of $15 at March 31, 2013 and $16 at December 31, 2012)	812	790
Receivables from affiliated companies	18	15
Notes receivable from affiliated companies	20	―
Inventory	1,405	1,441
Other	709	766
Total current assets	2,999	3,243
Investments and Other Assets
Nuclear decommissioning trust funds	2,017	1,888
Goodwill	3,655	3,655
Other	531	530
Total investments and other assets	6,203	6,073
Property, Plant and Equipment
Cost	35,369	35,130
Cost, variable interest entities	16	16
Accumulated depreciation and amortization	(12,624)	(12,512)
Generation facilities to be retired, net	62	63
Net property, plant and equipment	22,823	22,697
Regulatory Assets and Deferred Debits
Regulatory assets	5,158	5,292
Other	102	100
Total regulatory assets and deferred debits	5,260	5,392
Total Assets	$37,285	$37,405
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$822	$1,066
Accounts payable to affiliated companies	64	30
Notes payable to affiliated companies	980	455
Taxes accrued	155	83
Interest accrued	195	192
Current maturities of long-term debt	718	843
Other	924	1,118
Total current liabilities	3,858	3,787
Long-term Debt	13,506	13,311
Long-term Debt Payable to Affiliated Companies	―	274
Deferred Credits and Other Liabilities
Deferred income taxes	2,540	2,558
Investment tax credits	93	95
Accrued pension and other post-retirement benefit costs	1,610	1,608
Asset retirement obligations	2,441	2,413
Regulatory liabilities	2,324	2,469
Other	578	612
Total deferred credits and other liabilities	9,586	9,755
Commitments and Contingencies
Preferred Stock of Subsidiaries	―	93
Common Stockholder's Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at March 31, 2013 and December 31, 2012	―	―
Additional paid-in capital	7,465	7,465
Retained earnings	2,933	2,783
Accumulated other comprehensive loss	(65)	(67)
Total common stockholder's equity	10,333	10,181
Noncontrolling interests	2	4
Total equity	10,335	10,185
Total Liabilities and Common Stockholder's Equity	$37,285	$37,405

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$154	$152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	235	195
Equity component of AFUDC	(13)	(24)
Gains on sales of other assets and other, net	―	(19)
Deferred income taxes	118	106
Accrued pension and other post-retirement benefit costs	53	38
Contributions to qualified pension plans	―	(18)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	12	(60)
Receivables	(25)	75
Receivables from affiliated companies	(3)	―
Inventory	36	(8)
Other current assets	(115)	(18)
Increase (decrease) in
Accounts payable	(191)	(23)
Accounts payable to affiliated companies	34	―
Taxes accrued	72	60
Other current liabilities	(95)	(72)
Other assets	(76)	(34)
Other liabilities	69	(35)
Net cash provided by operating activities	265	315
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(622)	(600)
Purchases of available-for-sale securities	(401)	(363)
Proceeds from sales and maturities of available-for-sale securities	391	359
Change in restricted cash	―	(14)
Notes receivable from affiliated companies	(20)	―
Other	9	66
Net cash used in investing activities	(643)	(552)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	496	444
Issuance of common stock related to employee benefit plans	―	3
Payments for the:
Redemption of long-term debt	(736)	(1)
Redemption of preferred stock of subsidiaries	(96)	―
Proceeds from issuance of short-term debt with original maturities greater than 90 days	―	65
Notes payable and commercial paper	―	321
Notes payable to affiliated companies	525	―
Distributions to noncontrolling interests	(3)	(3)
Dividends paid	―	(260)
Other	(4)	3
Net cash provided by financing activities	182	572
Net (decrease) increase in cash and cash equivalents	(196)	335
Cash and Cash Equivalents at Beginning of Period	231	230
Cash and Cash Equivalents at End of Period	$35	$565
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$248	$225

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
(in millions)	Common Stock		Additional Paid-in Capital	Retained Earnings	Net Losses on Cash Flow Hedges	Pension and OPEB Related Adjustments	Common Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011		$7,418	$16	$2,752	$(142)	$(23)	$10,021	$4	$10,025
Net income(a)		―	―	150	―	―	150	―	150
Other comprehensive income		―	―	―	4	1	5	―	5
Common stock issuances, including dividend reinvestment and employee benefits		12	5	―	―	―	17	―	17
Common stock dividends		―	―	(184)	―	―	(184)	―	(184)
Distributions to noncontrolling interests		―	―	―	―	―	―	(2)	(2)
Balance at March 31, 2012		$7,430	$21	$2,718	$(138)	$(22)	$10,009	$2	$10,011

Balance at December 31, 2012	$	―	$7,465	$2,783	$(42)	$(25)	$10,181	$4	$10,185
Net income		―	―	153	―	―	153	1	154
Other comprehensive income		―	―	―	1	1	2	―	2
Premium on the redemption of preferred stock of subsidiaries		―	―	(3)	―	―	(3)	―	(3)
Distributions to noncontrolling interests		―	―	―	―	―	―	(3)	(3)
Balance at March 31, 2013	$	―	$7,465	$2,933	$(41)	$(24)	$10,333	$2	$10,335

(a)

For the three months ended March 31, 2012, consolidated net income of $152 million includes $2 million attributable to preferred shareholders of subsidiaries. Income attributable to preferred shareholders of subsidiaries is not a component of total equity and is excluded from the table above.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
Operating Revenues	$1,216	$1,090
Operating Expenses
Fuel used in electric generation and purchased power	455	420
Operation, maintenance and other	352	374
Depreciation and amortization	137	134
Property and other taxes	60	56
Total operating expenses	1,004	984
Gains on Sales of Other Assets and Other, net	―	1
Operating Income	212	107
Other Income and Expenses, net	14	20
Interest Expense	48	51
Income Before Income Taxes	178	76
Income Tax Expense	68	24
Net Income	110	52
Less: Preferred Stock Dividend Requirement	―	1
Net Income Available to Parent	$110	$51

Net Income	$110	$52
Other Comprehensive Income, net of tax
Net unrealized gain on cash flow hedges(a)	―	3
Reclassification into earnings from cash flow hedges(b)	―	2
Other Comprehensive Income, net of tax	―	5
Comprehensive Income	$110	$57

(a)	Net of $2 million tax expense in 2012.
(b)	Net of $1 million tax expense in 2012.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$11	$18
Receivables (net of allowance for doubtful accounts of $8 at March 31, 2013 and $9 at December 31, 2012)	483	458
Receivables from affiliated companies	18	5
Inventory	808	828
Other	308	313
Total current assets	1,628	1,622
Investments and Other Assets
Nuclear decommissioning trust funds	1,347	1,259
Other	269	251
Total investments and other assets	1,616	1,510
Property, Plant and Equipment
Cost	21,413	21,168
Cost, variable interest entities	16	16
Accumulated depreciation and amortization	(8,312)	(8,185)
Generation facilities to be retired, net	62	63
Net property, plant and equipment	13,179	13,062
Regulatory Assets and Deferred Debits
Regulatory assets	1,791	1,845
Other	32	29
Total regulatory assets and deferred debits	1,823	1,874
Total Assets	$18,246	$18,068
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$373	$542
Accounts payable to affiliated companies	157	76
Notes payable to affiliated companies	38	364
Taxes accrued	55	23
Interest accrued	73	69
Current maturities of long-term debt	407	407
Other	407	517
Total current liabilities	1,510	1,998
Long-term Debt	4,929	4,433
Deferred Credits and Other Liabilities
Deferred income taxes	2,210	2,162
Investment tax credits	90	92
Accrued pension and other post-retirement benefit costs	723	715
Asset retirement obligations	1,669	1,649
Regulatory liabilities	1,598	1,538
Other	282	295
Total deferred credits and other liabilities	6,572	6,451
Commitments and Contingencies
Preferred Stock	―	59
Common Stockholder's Equity
Common stock, no par value, 200 million shares authorized; 160 million shares issued and outstanding at March 31, 2013 and December 31, 2012	2,159	2,159
Retained earnings	3,076	2,968
Total common stockholder's equity	5,235	5,127
Total Liabilities and Equity	$18,246	$18,068

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110	$52
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	175	161
Equity component of AFUDC	(11)	(15)
Gains on sales of other assets and other, net	―	(1)
Deferred income taxes	86	46
Accrued pension and other post-retirement benefit costs	24	13
Contributions to qualified pension plans	―	(10)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(17)	(3)
Receivables	(8)	51
Receivables from affiliated companies	(13)	1
Inventory	20	(5)
Other current assets	(25)	(28)
Increase (decrease) in
Accounts payable	(87)	4
Accounts payable to affiliated companies	81	15
Taxes accrued	32	23
Other current liabilities	(55)	(42)
Other assets	(33)	(18)
Other liabilities	14	2
Net cash provided by operating activities	293	246
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(395)	(391)
Purchases of available-for-sale securities	(196)	(138)
Proceeds from sales and maturities of available-for-sale securities	188	133
Other	―	61
Net cash used in investing activities	(403)	(335)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	496	―
Payments for the:
Redemption of long-term debt	(1)	―
Redemption of preferred stock	(62)	―
Notes payable and commercial paper	―	253
Notes payable to affiliated companies	(326)	11
Dividends paid to parent	―	(175)
Dividends paid on preferred stock	―	(1)
Other	(4)	2
Net cash provided by financing activities	103	90
Net (decrease) increase in cash and cash equivalents	(7)	1
Cash and Cash Equivalents at Beginning of Period	18	20
Cash and Cash Equivalents at End of Period	$11	$21
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$149	$162

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, INC.
Condensed Consolidated Statements Of Equity
(Unaudited)

			Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Retained Earnings	Net Losses on Cash Flow Hedges		Total Equity
Balance at December 31, 2011	$2,148	$3,011		$(71)	$5,088
Net income	―	52		―	52
Other comprehensive income	―	―		5	5
Stock-based compensation expense	7	―		―	7
Dividend to parent	―	(175)		―	(175)
Preferred stock dividends at stated rate	―	(1)		―	(1)
Tax dividend	―	(3)		―	(3)
Balance at March 31, 2012	$2,155	$2,884		$(66)	$4,973

Balance at December 31, 2012	$2,159	$2,968	$	―	$5,127
Net income	―	110		―	110
Premium on the redemption of preferred stock	―	(2)		―	(2)
Balance at March 31, 2013	$2,159	$3,076	$	―	$5,235

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
Operating Revenues	$968	$1,010
Operating Expenses
Fuel used in electric generation and purchased power	405	481
Operation, maintenance and other	211	165
Depreciation and amortization	52	27
Property and other taxes	79	83
Total operating expenses	747	756
Gains on Sales of Other Assets and Other, net	―	1
Operating Income	221	255
Other Income and Expenses, net	8	9
Interest Expense	49	63
Income Before Income Taxes	180	201
Income Tax Expense	70	73
Net Income	110	128
Less: Preferred Stock Dividend Requirement	―	1
Net Income Available to Parent	$110	$127

Net Income	$110	$128
Other Comprehensive Income, net of tax
Net unrealized gain on cash flow hedges(a)	―	1
Comprehensive Income	$110	$129

(a)	Net of insignificant tax expense in 2012.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Balance Sheets
(Unaudited)

(in millions)	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$7	$131
Receivables (net of allowance for doubtful accounts of $7 at March 31, 2013 and December 31, 2012)	313	318
Receivables from affiliated companies	64	20
Notes receivable from affiliated companies	―	207
Inventory	598	613
Other	354	351
Total current assets	1,336	1,640
Investments and Other Assets
Nuclear decommissioning trust funds	670	629
Other	176	182
Total investments and other assets	846	811
Property, Plant and Equipment
Cost	13,615	13,432
Accumulated depreciation and amortization	(4,102)	(4,072)
Net property, plant and equipment	9,513	9,360
Regulatory Assets and Deferred Debits
Regulatory assets	3,243	3,321
Other	47	48
Total regulatory assets and deferred debits	3,290	3,369
Total Assets	$14,985	$15,180
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$382	$412
Accounts payable to affiliated companies	65	44
Notes payable to affiliated companies	238	―
Taxes accrued	125	48
Interest accrued	68	55
Current maturities of long-term debt	10	435
Other	461	534
Total current liabilities	1,349	1,528
Long-term Debt	4,884	4,885
Deferred Credits and Other Liabilities
Deferred income taxes	1,502	1,518
Accrued pension and other post-retirement benefit costs	612	610
Asset retirement obligations	772	764
Regulatory liabilities	724	787
Other	234	255
Total deferred credits and other liabilities	3,844	3,934
Commitments and Contingencies
Preferred Stock	―	34
Common Stockholder's Equity
Common Stock, no par; 60,000,000 shares authorized; 100 issued and outstanding at March 31, 2013 and December 31, 2012	1,762	1,762
Retained earnings	3,146	3,037
Total common stockholder's equity	4,908	4,799
Total Liabilities and Common Stockholder's Equity	$14,985	$15,180

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110	$128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	54	28
Equity component of AFUDC	(2)	(9)
Gains on sales of other assets and other, net	―	(1)
Deferred income taxes	70	53
Accrued pension and other post-retirement benefit costs	22	15
Contributions to qualified pension plans	―	(8)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	28	(9)
Receivables	5	12
Receivables from affiliated companies	(44)	(18)
Inventory	15	(4)
Other current assets	(129)	3
Increase (decrease) in
Accounts payable	(50)	16
Accounts payable to affiliated companies	21	17
Taxes accrued	76	34
Other current liabilities	(13)	(15)
Other assets	(42)	(13)
Other liabilities	(5)	(40)
Net cash provided by operating activities	116	189
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(223)	(200)
Purchases of available-for-sale securities	(205)	(225)
Proceeds from sales and maturities of available-for-sale securities	203	225
Notes receivable from affiliated companies	207	(6)
Other	―	6
Net cash used in investing activities	(18)	(200)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the:
Redemption of long-term debt	(426)	(1)
Redemption of preferred stock	(34)	―
Proceeds from issuance of short-term debt with original maturities greater than 90 days	―	65
Notes payable and commercial paper	―	62
Notes payable to affiliated companies	238	(8)
Dividends paid to parent	―	(105)
Dividends paid on preferred stock	―	(1)
Other	―	1
Net cash (used in) provided by financing activities	(222)	13
Net (decrease) increase in cash and cash equivalents	(124)	2
Cash and Cash Equivalents at Beginning of Period	131	16
Cash and Cash Equivalents at End of Period	$7	$18
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$95	$60

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, INC.
Condensed Statements Of Equity
(Unaudited)

			Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Retained Earnings	Net Losses on Cash Flow Hedges		Total
Balance at December 31, 2011	$1,757	$2,945		$(27)	$4,675
Net income	―	128		―	128
Other comprehensive income	―	―		1	1
Stock-based compensation expense	3	―		―	3
Dividend to parent	―	(105)		―	(105)
Preferred stock dividends at stated rate	―	(1)		―	(1)
Tax dividend	―	(1)		―	(1)
Balance at March 31, 2012	$1,760	$2,966		$(26)	$4,700

Balance at December 31, 2012	$1,762	$3,037	$	―	$4,799
Net income	―	110		―	110
Premium on the redemption of preferred stock	―	(1)		―	(1)
Balance at March 31, 2013	$1,762	$3,146	$	―	$4,908

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
Operating Revenues
Regulated electric	$333	$324
Nonregulated electric and other	228	417
Regulated natural gas	186	171
Total operating revenues	747	912
Operating Expenses
Fuel used in electric generation and purchased power - regulated	103	114
Fuel used in electric generation and purchased power - nonregulated	240	239
Cost of natural gas	76	75
Operation, maintenance and other	185	196
Depreciation and amortization	88	83
Property and other taxes	72	68
Total operating expenses	764	775
Gains on Sales of Other Assets and Other, net	―	1
Operating (Loss) Income	(17)	138
Other Income and Expenses, net	2	4
Interest Expense	18	24
(Loss) Income Before Income Taxes	(33)	118
Income Tax (Benefit) Expense	(12)	44
Net (Loss) Income	(21)	74
Other Comprehensive Income, net of tax
Pension and OPEB adjustments(a)	1	1
Comprehensive (Loss) Income	$(20)	$75

(a)	Net of insignificant tax expense in 2013 and 2012.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$27	$31
Receivables (net of allowance for doubtful accounts of $2 at March 31, 2013 and December 31, 2012)	124	108
Receivables from affiliated companies	123	82
Notes receivable from affiliated companies	4	1
Inventory	216	227
Other	257	267
Total current assets	751	716
Investments and Other Assets
Goodwill	921	921
Intangibles, net	124	129
Other	53	75
Total investments and other assets	1,098	1,125
Property, Plant and Equipment
Cost	10,897	10,824
Accumulated depreciation and amortization	(2,758)	(2,698)
Net property, plant and equipment	8,139	8,126
Regulatory Assets and Deferred Debits
Regulatory assets	582	579
Other	13	14
Total regulatory assets and deferred debits	595	593
Total Assets	$10,583	$10,560
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$296	$318
Accounts payable to affiliated companies	65	62
Notes payable to affiliated companies	337	245
Taxes accrued	124	159
Interest accrued	29	14
Current maturities of long-term debt	259	261
Other	117	126
Total current liabilities	1,227	1,185
Long-term Debt	1,735	1,736
Deferred Credits and Other Liabilities
Deferred income taxes	1,857	1,853
Investment tax credits	6	6
Accrued pension and other post-retirement benefit costs	155	157
Asset retirement obligations	29	28
Regulatory liabilities	255	254
Other	173	175
Total deferred credits and other liabilities	2,475	2,473
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at March 31, 2013 and December 31, 2012	762	762
Additional paid-in capital	4,882	4,882
Accumulated deficit	(498)	(477)
Accumulated other comprehensive loss	―	(1)
Total common stockholder's equity	5,146	5,166
Total Liabilities and Common Stockholder's Equity	$10,583	$10,560

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(21)	$74
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	89	84
Gains on sales of other assets and other, net	―	(1)
Impairment charges	―	2
Deferred income taxes	(12)	44
Accrued pension and other post-retirement benefit costs	5	3
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	38	(48)
Receivables	(17)	25
Receivables from affiliated companies	(41)	30
Inventory	11	(8)
Other current assets	8	42
Increase (decrease) in
Accounts payable	(5)	(30)
Accounts payable to affiliated companies	3	46
Taxes accrued	(37)	(24)
Other current liabilities	13	6
Other assets	(10)	(8)
Other liabilities	(10)	(57)
Net cash provided by operating activities	14	180
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(105)	(121)
Net proceeds from the sales of other assets	―	82
Notes receivable from affiliated companies	(3)	(218)
Change in restricted cash	―	6
Net cash used in investing activities	(108)	(251)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(2)	(2)
Notes payable to affiliated companies	92	―
Net cash provided by (used in) financing activities	90	(2)
Net decrease in cash and cash equivalents	(4)	(73)
Cash and cash equivalents at beginning of period	31	99
Cash and cash equivalents at end of period	$27	$26
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$19	$34
Transfer of Vermillion Generating Station to Duke Energy Indiana	―	28

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements Of Equity
(Unaudited)

				Accumulated Other Comprehensive Loss
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Pension and OPEB Related Adjustments	Total
Balance at December 31, 2011	$762	$5,085	$(652)	$(28)	$5,167
Net income	―	―	74	―	74
Other comprehensive income				1	1
Transfer of Vermillion Generating Station to Duke Energy Indiana	―	(28)	―	―	(28)
Balance at March 31, 2012	$762	$5,057	$(578)	$(27)	$5,214

Balance at December 31, 2012	$762	$4,882	$(477)	$(1)	$5,166
Net loss	―	―	(21)	―	(21)
Other comprehensive income				1	1
Balance at March 31, 2013	$762	$4,882	$(498)	$ ―	$5,146

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements Of Operations And Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
Operating Revenues	$724	$688
Operating Expenses
Fuel used in electric generation and purchased power	293	283
Operation, maintenance and other	150	160
Depreciation and amortization	78	96
Property and other taxes	22	21
Impairment charges	―	400
Total operating expenses	543	960
Operating Income (Loss)	181	(272)
Other Income and Expenses, net	4	23
Interest Expense	41	34
Income (Loss) Before Income Taxes	144	(283)
Income Tax Expense (Benefit)	54	(116)
Net Income (Loss)	90	(167)
Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges(a)	―	(1)
Comprehensive Income (Loss)	$90	$(168)

(a)	Net of $1 million tax benefit in 2013 and insignificant tax benefit in 2012.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$23	$36
Receivables (net of allowance for doubtful accounts of $1 at March 31, 2013 and December 31, 2012)	29	33
Receivables from affiliated companies	143	104
Inventory	375	380
Other	141	138
Total current assets	711	691
Investments and Other Assets
Intangibles, net	37	41
Other	130	122
Total investments and other assets	167	163
Property, Plant and Equipment
Cost	12,119	12,012
Accumulated depreciation and amortization	(3,746)	(3,692)
Net property, plant and equipment	8,373	8,320
Regulatory Assets and Deferred Debits
Regulatory assets	785	810
Other	24	24
Total regulatory assets and deferred debits	809	834
Total Assets	$10,060	$10,008
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$123	$173
Accounts payable to affiliated companies	56	60
Notes payable to affiliated companies	27	81
Taxes accrued	80	61
Interest accrued	48	53
Current maturities of long-term debt	405	405
Other	146	165
Total current liabilities	885	998
Long-term Debt	3,147	3,147
Long-term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	920	853
Investment tax credits	141	142
Accrued pension and other post-retirement benefit costs	185	186
Asset retirement obligations	37	37
Regulatory liabilities	746	741
Other	51	46
Total deferred credits and other liabilities	2,080	2,005
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at March 31, 2013 and December 31, 2012	1	1
Additional paid-in capital	1,384	1,384
Retained earnings	2,408	2,318
Accumulated other comprehensive income	5	5
Total common stockholder's equity	3,798	3,708
Total Liabilities and Common Stockholder's Equity	$10,060	$10,008

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$90	$(167)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79	97
Equity component of AFUDC	(3)	(21)
Impairment charges	―	400
Deferred income taxes and investment tax credit amortization	45	(116)
Accrued pension and other post-retirement benefit costs	5	4
(Increase) decrease in
Receivables	2	9
Receivables from affiliated companies	(39)	(20)
Inventory	6	(34)
Other current assets	12	8
Increase (decrease) in
Accounts payable	(6)	7
Accounts payable to affiliated companies	(4)	8
Taxes accrued	18	(8)
Other current liabilities	(16)	(4)
Other assets	20	9
Other liabilities	(11)	(19)
Net cash provided by operating activities	198	153
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(156)	(273)
Purchases of available-for-sale securities	(2)	(4)
Proceeds from sales and maturities of available-for-sale securities	2	4
Other	―	1
Net cash used in investing activities	(156)	(272)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	―	250
Payments for the redemption of long-term debt	(1)	(1)
Notes payable to affiliated companies	(54)	(122)
Other	―	(2)
Net cash (used in) provided by financing activities	(55)	125
Net (decrease) increase in cash and cash equivalents	(13)	6
Cash and cash equivalents at beginning of period	36	16
Cash and cash equivalents at end of period	$23	$22
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$28	$72
Transfer of Vermillion Generating Station from Duke Energy Ohio	―	26

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
Condensed Consolidated Statements Of Equity
(Unaudited)

				Accumulated Other Comprehensive Income
(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2011	$1	$1,358	$2,368	$7	$3,734
Net loss	―	―	(167)	―	(167)
Other comprehensive loss	―	―	―	(1)	(1)
Transfer of Vermillion Generating Station from Duke Energy Ohio	―	26	―	―	26
Balance at March 31, 2012	$1	$1,384	$2,201	$6	$3,592

Balance at December 31, 2012	$1	$1,384	$2,318	$5	$3,708
Net income	―	―	90	―	90
Balance at March 31, 2013	$1	$1,384	$2,408	$5	$3,798

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements

(Unaudited)

Index to Combined Notes To Condensed Consolidated Financial Statements

The unaudited notes to the condensed consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the footnotes apply.

Applicable Notes
Registrant	1	2	3	4	5	6	7	8	9	10	11	12	13	14	15	16	17	18	19	20
Duke Energy Corporation	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•		•	•	•
Duke Energy Carolinas, LLC	•		•	•	•	•		•	•	•	•			•	•	•	•	•	•	•
Progress Energy, Inc.	•	•	•	•	•	•	•	•	•	•	•			•	•	•	•	•	•	•
Duke Energy Progress, Inc.	•		•	•	•	•		•	•	•	•			•	•	•	•	•	•	•
Duke Energy Florida, Inc.	•		•	•	•	•		•	•	•	•			•	•	•	•	•	•	•
Duke Energy Ohio, Inc.	•	•	•	•	•	•	•	•	•		•			•	•	•	•	•	•	•
Duke Energy Indiana, Inc.	•	•	•	•	•	•		•	•	•	•			•	•	•	•	•	•	•

1. ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy), is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) and Latin America primarily through its direct and indirect subsidiaries. Duke Energy’s subsidiaries includes Duke Energy Carolinas, LLC (Duke Energy Carolinas); Progress Energy, Inc. (Progress Energy); Duke Energy Progress, Inc. (Duke Energy Progress); Duke Energy Florida, Inc. (Duke Energy Florida); Duke Energy Ohio, Inc. (Duke Energy Ohio), which includes Duke Energy Kentucky, Inc. (Duke Energy Kentucky); and Duke Energy Indiana, Inc. (Duke Energy Indiana).

On July 2, 2012, Duke Energy merged with Progress Energy, with Duke Energy continuing as the surviving corporation, Progress Energy becoming a subsidiary of Duke Energy and Progress Energy’s regulated utility subsidiaries, Duke Energy Progress (formerly Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.) and Duke Energy Florida (formerly Florida Power Corporation d/b/a Progress Energy Florida , Inc.), becoming indirect subsidiaries of Duke Energy. Duke Energy’s consolidated financial statements include Progress Energy, Duke Energy Progress and Duke Energy Florida activity beginning July 2, 2012. In accordance with Securities and Exchange Commission (SEC) guidance, Progress Energy, Duke Energy Progress and Duke Energy Florida did not reflect the impacts of acquisition accounting from the merger with Duke Energy, whereby the adjustments of assets and liabilities to fair value and the resultant goodwill would be shown on the financial statements of Progress Energy, Duke Energy Progress and Duke Energy Florida. These adjustments were recorded by Duke Energy. See Note 2 for additional information regarding the merger. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants, Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.

The information in these combined notes relates to each of the Duke Energy Registrants as noted in the Index to Combined Notes. However, none of the registrants makes any representation as to information related solely to Duke Energy or the subsidiaries of Duke Energy other than itself. As discussed further in Note 3, Duke Energy operates three reportable business segments: U.S. Franchised Electric and Gas (USFE&G), Commercial Power and International Energy. The remainder of Duke Energy’s operations is presented as Other.

These Condensed Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and all majority-owned subsidiaries where the respective Duke Energy Registrants have control and those variable interest entities (VIEs) where the respective Duke Energy Registrants are the primary beneficiary. These Condensed Consolidated Financial Statements also reflect the Duke Energy Registrants’ proportionate share of certain generation and transmission facilities. See Note 2 for further discussion.

Duke Energy Carolinas, a wholly owned subsidiary of Duke Energy, is a regulated public utility that generates, transmits, distributes and sells electricity in North Carolina and South Carolina. Duke Energy Carolinas is subject to the regulatory provisions of the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the U.S. Nuclear Regulatory Commission (NRC) and the Federal Energy Regulatory Commission (FERC). Substantially all of Duke Energy Carolinas’ operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Carolinas’ operations include one reportable business segment, Franchised Electric.

Progress Energy, a wholly owned subsidiary of Duke Energy, is a holding company headquartered in Raleigh, North Carolina, subject to regulation by the FERC. Progress Energy conducts operations through its wholly owned subsidiaries, Duke Energy Progress and Duke Energy Florida. As discussed further in Note 3, Progress Energy’s operations include one reportable segment, Franchised Electric.

Duke Energy Progress, an indirect wholly owned subsidiary of Duke Energy, is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Duke Energy Progress is subject to the regulatory provisions of the NCUC, the PSCSC, the NRC and the FERC. Substantially all of Duke Energy Progress’ operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Progress’ operations include one reportable segment, Franchised Electric.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Duke Energy Florida, an indirect wholly owned subsidiary of Duke Energy, is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in west central Florida. Duke Energy Florida is subject to the regulatory jurisdiction of the Florida Public Service Commission (FPSC), the NRC and the FERC. Substantially all of Duke Energy Florida’s operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Florida’s operations include one reportable segment, Franchised Electric.

Duke Energy Ohio, an indirect wholly owned subsidiary of Duke Energy, is a combination electric and gas public utility that provides service in the southwestern portion of Ohio and in northern Kentucky through its wholly owned subsidiary, Duke Energy Kentucky, as well as electric generation in parts of Ohio, Illinois and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the energy price is recovered from retail customers. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC) and the FERC. Duke Energy Ohio applies regulatory accounting treatment to substantially all of the operations in its Franchised Electric and Gas operating segment. See Note 3 for further information about Duke Energy Ohio’s business segments.

Duke Energy Indiana, an indirect wholly owned subsidiary of Duke Energy, is a regulated public utility that provides electricity service in north central, central, and southern Indiana. Its primary line of business is generation, transmission and distribution of electricity. Duke Energy Indiana is subject to the regulatory provisions of the Indiana Utility Regulatory Commission (IURC) and the FERC. Substantially all of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Indiana’s operations include one reportable business segment, Franchised Electric.

REVERSE STOCK SPLIT

On July 2, 2012, just prior to the close of the merger with Progress Energy, Duke Energy executed a one-for-three reverse stock split with respect to the issued and outstanding shares of Duke Energy common stock. All per-share amounts included in this Form 10-Q are presented as if the one-for-three reverse stock split had been effective from the beginning of the earliest period presented.

BASIS OF PRESENTATION

These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Condensed Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in the Duke Energy Registrants’ combined Form 10-K for the year ended December 31, 2012.

These Condensed Consolidated Financial Statements, in the opinion of management, reflect all normal recurring adjustments that are, in the opinion of the respective companies’ management, necessary to fairly present the financial position and results of operations of each Duke Energy Registrant. Amounts reported in Duke Energy’s interim Condensed Consolidated Statements of Operations and each of the Subsidiary Registrants’ interim Condensed Consolidated Statements of Income and Comprehensive Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors.

In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Prior year financial statements and footnote disclosures for Progress Energy, Duke Energy Progress and Duke Energy Florida have been reclassified to conform to Duke Energy’s presentation.

UNBILLED REVENUE

Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled retail revenues are estimated by applying average revenue per kilowatt-hour (kWh) or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kWh or Mcf delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix.

The Duke Energy Registrants had unbilled revenues within Receivables and within Restricted receivables of variable interest entities on their respective Condensed Consolidated Balance Sheets as shown in the table below.

(in millions)	March 31, 2013	December 31, 2012
Duke Energy	$899	$920
Duke Energy Carolinas	314	315
Progress Energy	193	187
Duke Energy Progress	115	112
Duke Energy Florida	78	74
Duke Energy Ohio	49	47
Duke Energy Indiana	3	3

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable to Cinergy Receivables Company, LLC (CRC). These transfers meet sales/derecognition criteria and, therefore, Duke Energy Ohio and Duke Energy Indiana account for the transfers of receivables to CRC as sales. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 11 for further information. Receivables for unbilled revenues related to retail and wholesale accounts receivable at Duke Energy Ohio and Duke Energy Indiana included in the sales of accounts receivable to CRC were as shown in the table below.

(in millions)	March 31, 2013	December 31, 2012
Duke Energy Ohio	$74	$90
Duke Energy Indiana	122	132

NET INCOME AMOUNTS ATTRIBUTABLE TO CONTROLLING INTERESTS

The following tables present the net income amounts attributable to controlling interests for the Duke Energy Registrants with noncontrolling interests during the three months ended March 31, 2013 and 2012.

(in millions)	Duke Energy	Progress Energy
Net Income Amounts Attributable to Controlling Interests
Three Months Ended March 31, 2013
Income from continuing operations, net of tax / Net income attributable to controlling interests	$634	$153
Three Months Ended March 31, 2012
Income from continuing operations, net of tax	$293	$139
Discontinued operations, net of tax	2	11
Net income attributable to controlling interests	$295	$150

2. ACQUISITIONS, DISPOSITIONS AND SALES OF OTHER ASSETS

ACQUISITIONS

The Duke Energy Registrants consolidate assets and liabilities from acquisitions as of the purchase date, and include earnings from acquisitions in consolidated earnings after the purchase date.

Merger with Progress Energy

On July 2, 2012, Duke Energy completed the merger with Progress Energy, a North Carolina corporation engaged in the regulated utility business of generation, transmission and distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. As a result of the merger, Progress Energy became a wholly owned subsidiary of Duke Energy.

Purchase Price

Pursuant to the merger, all Progress Energy common shares were exchanged at the fixed exchange ratio of 0.87083 common shares of Duke Energy for each Progress Energy common share. The total consideration transferred of $18,071 million, including $62 million fair value of stock-based compensation awards, was based on the closing price of Duke Energy common shares on July 2, 2012.

The fair value of Progress Energy’s assets acquired and liabilities assumed was determined based on significant estimates and assumptions, including level 3 inputs, which are judgmental in nature. The estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in the future cash flows and future market prices. The fair value of Progress Energy’s assets acquired and liabilities assumed utilized for the purchase price allocation are preliminary. These amounts are subject to revision until the valuations are completed, and to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date, including but not limited to the resolution of matters pertaining to the retirement of Duke Energy Florida’s Crystal River Nuclear Station - Unit 3 (Crystal River Unit 3) as well as certain other tax and contingency related items.

The significant assets and liabilities for which preliminary valuation amounts are reflected as of the filing of this Form 10-Q include the fair value of the acquired long-term debt, asset retirement obligations, capital leases and pension and other post-retirement benefit (OPEB) plans. Additionally the February 5, 2013 announcement of the decision to retire Crystal River Unit 3, reflects additional information related to the facts and circumstances that existed as of the acquisition date. See Note 4 for additional information related to Crystal River Unit 3. As such, the

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Progress Energy assets acquired and liabilities assumed are presented as if the retirement of Crystal River Unit 3 occurred on the acquisition date. The fair value of the outstanding stock compensation awards is included in the purchase price as consideration transferred.

The majority of Progress Energy’s operations are subject to the rate-setting authority of the FERC, NCUC, PSCSC, and FPSC and are accounted for pursuant to U.S. GAAP, including the accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for Progress Energy’s regulated operations provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. Except for long-term debt, asset retirement obligations, capital leases, pension and OPEB plans and the wholesale portion of Duke Energy Florida’s Crystal River Unit 3, the fair values of Progress Energy’s tangible and intangible assets and liabilities subject to these rate-setting provisions approximate their carrying values, and the assets and liabilities acquired and pro forma financial information do not reflect any net adjustments related to these amounts. The difference between fair value and the pre-merger carrying amounts for Progress Energy’s long-term debt, asset retirement obligations, capital leases and pension and OPEB plans for the regulated operations were recorded as Regulatory assets.

The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill reflects the value paid primarily for the long-term potential for enhanced access to capital as a result of the company’s increased scale and diversity, opportunities for synergies, and an improved risk profile. The goodwill resulting from Duke Energy’s merger with Progress Energy was preliminarily allocated entirely to the USFE&G segment, but is subject to change as additional information is obtained. None of the goodwill recognized is deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill.

The preliminary purchase price allocation of the merger is presented in the following table.

(in millions)
Current assets	$3,204
Property, plant and equipment	23,122
Goodwill	12,477
Other long-term assets, excluding goodwill	9,992
Total assets	48,795
Current liabilities, including current maturities of long-term debt	3,590
Long-term liabilities, preferred stock and noncontrolling interests	10,388
Long-term debt	16,746
Total liabilities and preferred stock	30,724
Total purchase price	$18,071

The preliminary purchase price allocation in the table above reflects refinements made to the fair values of the assets acquired and liabilities assumed, including adjustments associated with the retirement of Crystal River Unit 3, that were included in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012. The changes primarily resulted in an increase to Goodwill of $10 million, an increase to the fair value of Current liabilities, including current maturities of long-term debt of $9 million, a decrease to Property, plant and equipment of $157 million and a decrease to Long-term liabilities, preferred stock and noncontrolling interests of $158 million. These refinements had no impact on the amortization of the purchase accounting adjustments recorded during 2012 or for the three months ended March 31, 2013.

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of Duke Energy for the three months ended March 31, 2012 and reflects the amortization of purchase price adjustments assuming the merger had taken place on January 1, 2011. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Duke Energy. This information is preliminary in nature and subject to change based on final purchase price adjustments.

Non-recurring merger consummation, integration and other costs incurred by Duke Energy during the three months ended March 31, 2012 have been excluded from the pro forma earnings presented below. After-tax non-recurring merger consummation, integration and other costs incurred by Duke Energy were $10 million for the three months ended March 31, 2012. The pro forma financial information also excludes potential future cost savings or non-recurring charges related to the merger.

(in millions, except per share amounts)	Three Months Ended March 31, 2012
Revenues	$5,724
Net Income Attributable to Duke Energy Corporation	463
Basic and Diluted Earnings Per Share	0.66

Chilean Operations

In December 2012, International Energy acquired Iberoamericana de Energía Ibener, S.A. (Ibener) of Santiago, Chile for cash consideration of $415 million. This acquisition included the 140 MW Duqueco hydroelectric generation complex consisting of two run-of-the-river plants located in southern Chile. The preliminary purchase accounting entries consisted primarily of $383 million of property, plant and equipment, $30 million of intangible assets, $57 million of deferred income tax liabilities, $53 million of goodwill, and $6 million of working capital. The fair value of the assets acquired and liabilities assumed utilized for the purchase price allocation are preliminary and subject to revision until the valuations are completed and to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. In connection with the acquisition, a $190 million six-month bridge loan and a $200 million revolving loan under a credit agreement were executed with a commercial bank. Both loans are collateralized with cash deposits equal to 101 percent of the loan amounts,

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

and therefore no net proceeds from the financings exist through March 31, 2013. The $190 million bridge loan is classified in Current maturities of long-term debt and the related cash collateral deposit is presented within Current Assets on the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012. The $200 million, fully cash-collateralized revolving loan is due on December 20, 2013 and International Energy has the right to extend the term for additional 1 year terms, not to exceed a final maturity of thirteen years from the date of the initial funding. The revolving loan is classified as Long-term Debt and the related cash collateral deposits are presented within Investments and Other Assets on the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012. In April 2013, the $190 million six-month bridge loan was replaced with a $230 million nonrecourse secured credit facility with a term of thirteen years, and $192 million of cash collateral related to the six-month bridge loan was returned to Duke Energy.

Vermillion Generating Station

On January 12, 2012, after receiving approvals from the FERC and the IURC on August 12, 2011 and December 28, 2011, respectively, Duke Energy Vermillion II, LLC (Duke Energy Vermillion), an indirect wholly owned subsidiary of Duke Energy Ohio, completed the sale of its 75 percent undivided ownership interest in the Vermillion Generating Station (Vermillion) to Duke Energy Indiana and Wabash Valley Power Association (WVPA). Upon the closing of the sale, Duke Energy Indiana and WVPA held 62.5 percent and 37.5 percent interests in Vermillion, respectively. Duke Energy Ohio received net proceeds of $82 million, consisting of $68 million and $14 million from Duke Energy Indiana and WVPA, respectively.

As Duke Energy Indiana is an affiliate of Duke Energy Vermillion the transaction has been accounted for as a transfer between entities under common control with no gain or loss recorded and did not have a significant impact to Duke Energy Ohio or Duke Energy Indiana’s results of operations. The proceeds received from Duke Energy Indiana are included in Net proceeds from the sales of other assets on Duke Energy Ohio’s Condensed Consolidated Statements of Cash Flows. The cash paid to Duke Energy Ohio is included in Capital expenditures on Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows. Duke Energy Ohio and Duke Energy Indiana recognized non-cash after tax equity transfers of $28 million and $26 million, respectively, in their Condensed Consolidated Statements of Equity on the transaction representing the difference between cash exchanged and the net book value of Vermillion. These amounts are not reflected in Duke Energy’s Condensed Consolidated Statements of Cash Flows or Condensed Consolidated Statements of Equity as the transaction is eliminated in consolidation.

The proceeds from WVPA are included in Net proceeds from the sales of other assets, and sale of and collections on notes receivable on Duke Energy and Duke Energy Ohio’s Condensed Consolidated Statements of Cash Flows. The sale of the proportionate share of Vermillion to WVPA did not result in a significant gain or loss.

DISCONTINUED OPERATIONS

Included in Income From Discontinued Operations, net of tax on the Condensed Consolidated Statements of Operations are amounts related to adjustments for prior sales of diversified businesses. These adjustments are generally due to indemnifications provided for certain legal, tax and environmental matters. The ultimate resolution of these matters could result in additional adjustments in future periods.

For the three months ended March 31, 2012, Progress Energy’s Income From Discontinued Operations, net of tax was primarily related to the reversal of certain environmental indemnification liabilities for which the indemnification period expired during the three months ended March 31, 2012.

3. BUSINESS SEGMENTS

Management evaluates segment performance based on Segment Income, which is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment Income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements. Certain governance costs are allocated to each of the segments. In addition, direct interest expense and income taxes are included in Segment Income.

Operating segments for each of the Duke Energy Registrants are determined based on information used by the chief operating decision maker in deciding how to allocate resources and evaluate the performance at each of the Duke Energy Registrants.

Products and services are sold between the affiliate companies and between the reportable segments of Duke Energy at cost. Segment assets as presented in the tables that follow exclude all intercompany assets.

DUKE ENERGY

Duke Energy has the following reportable operating segments: USFE&G, Commercial Power and International Energy.

USFE&G generates, transmits, distributes and sells electricity in North Carolina, South Carolina, west central Florida, central, north central and southern Indiana, and northern Kentucky. USFE&G also transmits and distributes electricity in southwestern Ohio. Additionally, USFE&G transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, certain regulated portions of Duke Energy Ohio, and Duke Energy Indiana. Segment information for USFE&G includes the results of the regulated operations of Progress Energy from July 2, 2012 forward.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power also has a retail sales subsidiary, Duke Energy Retail Sales, LLC (Duke Energy Retail), which is certified by the PUCO as a Competitive Retail Electric Service

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

provider in Ohio. Through Duke Energy Generation Services, Inc. and its affiliates (DEGS), Commercial Power engages in the development, construction and operation of renewable energy projects. In addition, DEGS owns and develops commercial transmission projects.

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power and natural gas outside the U.S. It conducts operations primarily through Duke Energy International, LLC and its affiliates and its activities principally target power generation in Latin America. Additionally, International Energy owns a 25 percent interest in National Methanol Company, located in Saudi Arabia, which is a large regional producer of methanol and methyl tertiary butyl ether (MTBE).

The remainder of Duke Energy’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes unallocated corporate costs, which include costs not allocable to Duke Energy’s reportable business segments, primarily interest expense on corporate debt instruments, costs to achieve mergers and divestitures, and costs associated with certain corporate severance programs. It also includes Bison Insurance Company Limited (Bison), Duke Energy’s wholly owned, captive insurance subsidiary, Duke Energy’s 50 percent interest in DukeNet and related telecommunications businesses, and Duke Energy’s 60 percent interest in Duke Energy Trading and Marketing, LLC.

	Three Months Ended March 31, 2013
(in millions)	USFE&G	Commercial Power	International Energy	Total Reportable Segments	Other	Eliminations		Consolidated
Unaffiliated revenues	$5,052	$439	$392	$5,883	$15	$	―	$5,898
Intersegment revenues	8	13	―	21	20		(41)	―
Total revenues	$5,060	$452	$392	$5,904	$35		$(41)	$5,898
Segment income / Consolidated net income (a)	$656	$(42)	$97	$711	$(77)	$	―	$634
Segment assets	98,419	6,937	5,521	110,877	2,696		93	113,666

(a)	Other includes after-tax costs to achieve the merger with Progress Energy of $34 million, net of tax of $21 million. See Note 2 for additional information.

	Three Months Ended March 31, 2012
(in millions)	USFE&G	Commercial Power	International Energy	Total Reportable Segments	Other	Eliminations		Consolidated
Unaffiliated revenues(a)	$2,660	$564	$402	$3,626	$4	$	―	$3,630
Intersegment revenues	8	16	―	24	11		(35)	―
Total revenues	$2,668	$580	$402	$3,650	$15		$(35)	$3,630
Segment income(a)(b)	$136	$31	$142	$309	$(16)	$	―	$293
Add back noncontrolling interest component								4
Income from discontinued operations, net of tax								2
Consolidated net income								$299

(a)

On January 25, 2012 and January 27, 2012, the Duke Energy Carolinas' South Carolina and North Carolina rate case settlement agreements were approved by the PSCSC and NCUC, respectively. Among other things, the rate case settlements included an annual base rate increase of $309 million in North Carolina and a $93 million annual base rate increase in South Carolina, both beginning in February 2012. The impact of these rates impacts USFE&G.

(b)

USFE&G recorded an after-tax impairment charge of $268 million, net of tax of $152 million, related to Duke Energy Indiana's Edwardsport Integrated Gasification Combined Cycle (IGCC) project. USFE&G also recorded the reversal of expenses of $60 million, net of tax of $39 million, related to a prior year Voluntary Opportunity Plan in accordance with Duke Energy Carolinas' 2011 rate case.

PROGRESS ENERGY

Progress Energy’s sole reportable segment is Franchised Electric, which is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. These electric operations also distribute and sell electricity to other utilities, primarily on the east coast of the United States. The remainder of Progress Energy’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes the Progress Energy holding company and Progress Energy Service Company, LLC and other miscellaneous nonregulated businesses, as well as costs to achieve the merger with Duke Energy and certain governance costs allocated by its parent, Duke Energy. See Note 17 for additional information.

	Three Months Ended March 31, 2013
(in millions)	Franchised Electric	Total Reportable Segment	Other	Eliminations		Consolidated
Unaffiliated revenues	$2,169	$2,169	$9	$	―	$2,178
Affiliated revenues	9	9	―		(1)	8
Total revenues	$2,178	$2,178	$9		$(1)	$2,186
Segment income(a)	$232	$232	$(79)	$	―	$153
Add back noncontrolling interest component						1
Consolidated net income						$154
Segment assets	36,786	36,786	520		(21)	37,285

(a)	Other includes after-tax costs to achieve the merger with Duke Energy of $12 million, net of tax of $8 million. See Note 2 for additional information.

	Three Months Ended March 31, 2012
(in millions)	Franchised Electric	Total Reportable Segment	Other	Eliminations		Consolidated
Unaffiliated revenues	$2,099	$2,099	$3	$	―	$2,102
Affiliated revenues	1	1	―		(1)	―
Total revenues	$2,100	$2,100	$3		$(1)	$2,102
Segment income(a)	$178	$178	$(39)	$	―	$139
Add back noncontrolling interest component						2
Income from discontinued operations, net of tax						11
Consolidated net income						$152

(a)	Other includes after-tax costs to achieve the merger with Duke Energy of $4 million, net of tax of $3 million. See Note 2 for additional information.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY OHIO

Duke Energy Ohio has two reportable operating segments, Franchised Electric and Gas and Commercial Power.

Franchised Electric and Gas transmits and distributes electricity in southwestern Ohio and generates, transmits, distributes and sells electricity in northern Kentucky. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and its wholly owned subsidiary, Duke Energy Kentucky.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Duke Energy Ohio’s Commercial Power reportable operating segment does not include the operations of DEGS or Duke Energy Retail, which are included in the Commercial Power reportable operating segment at Duke Energy.

The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain governance costs allocated by its parent, Duke Energy. See Note 17 for additional information. All of Duke Energy Ohio’s revenues are generated domestically and its long-lived assets are all in the U.S.

	Three Months Ended March 31, 2013
(in millions)	Franchised Electric and Gas	Commercial Power	Total Reportable Segments	Other		Eliminations		Consolidated
Unaffiliated revenues	$492	$255	$747	$	―	$	―	$747
Intersegment revenues	―	11	11		―		(11)	―
Total revenues	$492	$266	$758	$	―		$(11)	$747
Segment income / Consolidated net income	$53	$(67)	$(14)		$(7)	$	―	$(21)
Segment assets	6,514	4,120	10,634		109		(160)	10,583

	Three Months Ended March 31, 2012
(in millions)	Franchised Electric and Gas	Commercial Power	Total Reportable Segments	Other		Eliminations		Consolidated
Unaffiliated revenues	$473	$439	$912	$	―	$	―	$912
Intersegment revenues	―	15	15		―		(15)	―
Total revenues	$473	$454	$927	$	―		$(15)	$912
Segment income / Consolidated net income	$34	$44	$78		$(4)	$	―	$74

DUKE ENERGY CAROLINAS, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA AND DUKE ENERGY INDIANA

Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana each have one reportable operating segment, Franchised Electric, which generates, transmits, distributes and sells electricity. The remainder of each company’s operations is classified as Other. While not considered reportable segments for any of these companies, Other consists of each respective company’s share of costs to achieve the merger between Duke Energy and Progress Energy, certain corporate severance programs, and certain costs for use of corporate

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

assets as allocated to each company. See Note 17 for additional information. The following table summarizes the net loss for Other at each of these entities.

	Three Months Ended March 31,
(in millions)	2013	2012
Duke Energy Carolinas	$(19)	$(8)
Duke Energy Progress	(7)	(3)
Duke Energy Florida	(5)	(1)
Duke Energy Indiana	(4)	(4)

The Franchised Electric operating segments includes substantially all of Duke Energy Carolinas’, Duke Energy Progress’, Duke Energy Florida’s and Duke Energy Indiana’s assets.

4. REGULATORY MATTERS

RATE RELATED INFORMATION

The NCUC, PSCSC, FPSC, IURC, PUCO and KPSC approve rates for retail electric and gas services within their states. Nonregulated sellers of gas and electric generation are also allowed to operate in Ohio once certified by the PUCO. The FERC approves rates for electric sales to wholesale customers served under cost-based rates, as well as sales of transmission service.

Duke Energy Carolinas

2013 North Carolina Rate Case

On February 4, 2013, Duke Energy Carolinas filed an application with the NCUC for an increase in base rates of approximately $446 million, or an average 9.7 percent increase in retail revenues. The request for increase is based upon an 11.25 percent return on equity and a capital structure of 53 percent equity and 47 percent long-term debt. The rate increase is designed primarily to recover the cost of plant modernization, environmental compliance and other capital additions.

Duke Energy Carolinas expects revised rates, if approved, to go into effect late third quarter of 2013.

2013 South Carolina Rate Case

On March 18, 2013, Duke Energy Carolinas filed an application with the PSCSC for an increase in base rates of approximately $220 million, or an average 15.1 percent increase in retail revenues. The request for increase is based upon an 11.25 percent return on equity and a capital structure of 53 percent equity and 47 percent long-term debt. More than half of the request is driven by capital investments, but also seeks to recover items such as vegetation management improvements, nuclear safety upgrades, cyber-security enhancements and the impacts of lower sales volumes.

Duke Energy Carolinas expects revised rates, if approved, to go into effect late third quarter of 2013.

2011 North Carolina Rate Case

On January 27, 2012, the NCUC approved a settlement agreement between Duke Energy Carolinas and the North Carolina Utilities Commission Public Staff (Public Staff) for a rate increase. On March 28, 2012, the North Carolina Attorney General (NCAG) filed a notice of appeal with the NCUC challenging the rate of return approved in the agreement. On April 12, 2013, the North Carolina Supreme Court (NCSC) issued an order requiring the NCUC to make an independent determination regarding the proper return on equity. The NCSC indicated the determination should be based upon appropriate findings of fact that balance all the available evidence, including the impact of changing economic conditions on customers. On April 29, 2013, the NCAG filed a motion with the NCUC requesting a stay of the rate increase approved by the NCUC and implemented in 2012. The NCAG also requested the NCUC to provide the parties guidance with respect to further evidentiary hearings at which new evidence would be introduced. On May 1, 2013, Duke Energy Carolinas filed its opposition to the NCAG’s motion to stay the rate increase.

Duke Energy Carolinas cannot predict the outcome of these proceedings.

William States Lee III Nuclear Station

In December 2007, Duke Energy Carolinas filed an application with the NRC, which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station (Lee Nuclear Station) at a site in Cherokee County, South Carolina. Each reactor is capable of producing 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. Through several separate orders, the NCUC and PSCSC have concurred with the prudency of Duke Energy incurring certain project development and pre-construction costs. As of March 31, 2013, Duke Energy Carolinas has incurred approximately $330 million, including allowance for funds used during construction (AFUDC), which is included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets.

The Lee COL application is impacted by the ongoing activity by the NRC to address its Waste Confidence rule, a generic finding by the NRC that spent fuel can be managed safely until ultimate disposal. The rule has been remanded to the NRC by the District of Columbia Court of

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Appeals. In response to the court’s remand and in connection with numerous petitions asserting waste confidence contentions, including in the Lee proceeding, the NRC determined that no final licenses for new reactors would be issued until the remand is appropriately addressed. In September 2012, the NRC provided a timeline of 24 months from the time of its order for the staff to finish the generic Environmental Impact Study and publish a final Waste Confidence rule. Assuming the NRC uses the entire 24 month period for promulgation of a new rule, licenses would not be issued until September 2014 at the earliest.

V.C. Summer Nuclear Station Letter of Intent

In July 2011, Duke Energy Carolinas signed a letter of intent with Santee Cooper related to the potential acquisition by Duke Energy Carolinas of a 5 percent to 10 percent ownership interest in the V.C. Summer Nuclear Station being developed by Santee Cooper and SCE&G near Jenkinsville, South Carolina. The letter of intent provided a path for Duke Energy Carolinas to conduct the necessary due diligence to determine whether future participation in this project is beneficial for its customers. On November 7, 2012, the term of the letter of intent expired, though Duke Energy Carolinas remains engaged in discussions at this time.

Duke Energy Progress

2012 North Carolina Rate Case

On February 28, 2013, the Public Staff filed a Settlement Agreement with the NCUC detailing additional terms of settlement with Duke Energy Progress in connection with the rate case filed on October 12, 2012. Pursuant to the Settlement Agreement between Duke Energy Progress and the Public Staff, the parties have agreed to a two year step-in to a total agreed upon net rate increase, with the first year providing for a $151 million, or 4.7 percent average increase in rates, and the second year providing for rates to be increased by an additional $31 million, or 1.0 percent average increase in rates. This second year increase is a result of Duke Energy Progress agreeing to delay collection of financing costs on the construction work in progress for the L.V. Sutton (Sutton) combined cycle facility for one year. The Settlement Agreement is based upon a return on equity of 10.2 percent and a 53 percent equity component of the capital structure. The Settlement Agreement is subject to approval by the NCUC.

Duke Energy Progress expects revised rates, if approved, to go into effect in June 2013.

L.V. Sutton Combined Cycle Facility

Duke Energy Progress is constructing a new 625 MW natural gas-fired generating facility at its existing Sutton Steam Station in New Hanover County, North Carolina. Total estimated costs at final project completion (including AFUDC) for the Sutton project, which is approximately 77 percent complete, are $600 million. The Sutton project is expected to be in service in the fourth quarter of 2013.

Shearon Harris Nuclear Station Expansion

In 2006, Duke Energy Progress selected a site at its existing Shearon Harris Nuclear Station (Harris) to evaluate for possible future nuclear expansion. On February 19, 2008, Duke Energy Progress filed its COL application with the NRC for two Westinghouse Electric AP1000 reactors at Harris, which the NRC docketed on April 17, 2008. On May 2, 2013, Duke Energy Progress filed a letter with the NRC requesting the NRC to suspend its review activities associated with the COL at the Harris site. As of March 31, 2013, approximately $70 million, including AFUDC, is recorded in Net property, plant and equipment on the Condensed Consolidated Balance Sheet. Duke Energy Progress is seeking recovery of this amount.

Duke Energy Florida

2012 FPSC Settlement Agreement

On February 22, 2012, the FPSC approved a comprehensive settlement agreement among Duke Energy Florida, the Florida Office of Public Counsel and other consumer advocates. The 2012 FPSC Settlement Agreement will continue through the last billing cycle of December 2016. The agreement addresses four principal matters: (i) the Crystal River Unit 3 delamination prudence review then pending before the FPSC, (ii) certain customer rate matters, (iii) Duke Energy Florida’s proposed Levy Nuclear Station (Levy) cost recovery, and (iv) cost of removal reserve. Refer to each of these respective sections below for further discussion.

Crystal River Unit 3

In September 2009, Crystal River Unit 3 began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination (or separation) within the concrete at the periphery of the containment building, which resulted in an extension of the outage. After analysis, it was determined that the concrete delamination at Crystal River Unit 3 was caused by redistribution of stresses in the containment wall that occurred when an opening was created to accommodate the replacement of the unit’s steam generators. In March 2011, the work to return the plant to service was suspended after monitoring equipment identified a new delamination that occurred in a different section of the outer wall after the repair work was completed and during the late stages of retensioning the containment building. Crystal River Unit 3 remained out of service while Duke Energy Florida conducted an engineering analysis and review of the new delamination and evaluated possible repair options.

Subsequent to March 2011, monitoring equipment detected additional changes and further damage in the partially tensioned containment building. Duke Energy Florida developed a repair plan which had a preliminary cost estimate of $900 million to $1.3 billion.

On February 5, 2013, following the completion of a comprehensive analysis and an independent review by Zapata Incorporated which estimated repair costs to be between $1.49 billion and $3.43 billion depending on the repair scope selected, Duke Energy announced its

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

intention to retire Crystal River Unit 3. Duke Energy concluded that it did not have a high degree of confidence that repair could be successfully completed and licensed within estimated costs and schedule, and that it was in the best interests of Duke Energy Florida’s customers, joint owners and Duke Energy’s investors to retire the unit. On February 20, 2013, Duke Energy Florida filed with the NRC a certification of permanent cessation of power operations. Duke Energy Florida developed initial estimates of the cost to decommission the plant during its analysis of whether to repair or retire Crystal River Unit 3. With the final decision to retire, Duke Energy Florida is working to develop a comprehensive decommissioning plan, which will evaluate various decommissioning options and costs associated with each option. The plan will determine resource needs as well as the scope, schedule and other elements of decommissioning. Duke Energy Florida intends to use a safe storage (SAFSTOR) option for decommissioning. Generally, SAFSTOR involves placing the facility into a safe storage configuration, requiring limited staffing to monitor plant conditions, until the eventual dismantling and decontamination activities occur, usually in 40 to 60 years. This decommissioning approach is currently utilized at a number of retired domestic nuclear power plants and is one of three generally accepted approaches to decommissioning approved by the NRC. Once an updated site specific decommissioning study is completed it will be filed with the FPSC. As part of the evaluation of repairing Crystal River Unit 3, initial estimates of the cost to decommission the plant under the SAFSTOR option were developed which resulted in an estimate in 2011 dollars of $989 million. Additional specifics about the decommissioning plan are being developed.

Duke Energy Florida maintains insurance for Crystal River Unit 3 through Nuclear Electric Insurance Limited (NEIL). NEIL provides for covered accidental property damage claims on an actual cash value basis up to $1.06 billion with a $10 million deductible per claim. The NEIL coverage does not include property damage to or resulting from the containment structure except full limit coverage does apply to decontamination and debris removal if required following an accident to ensure public health and safety or if property damage results from a terrorism event.

Throughout the duration of the Crystal River Unit 3 outage, Duke Energy Florida worked with NEIL for recovery of applicable repair costs and associated replacement power costs. Pursuant to a settlement agreement executed on March 28, 2013, between NEIL and Duke Energy Florida, on April 25, 2013, NEIL paid Duke Energy Florida an additional $530 million. Along with the $305 million which NEIL previously paid, Duke Energy Florida has received a total of $835 million in insurance proceeds. In accordance with the 2012 FPSC Settlement Agreement, NEIL proceeds received allocable to retail customers will be applied to replacement power costs incurred after December 31, 2012 through December 31, 2016.

Because Duke Energy Florida did not begin the repair of Crystal River Unit 3 prior to December 31, 2012 and has decided to retire the unit, per the 2012 FPSC Settlement Agreement, Duke Energy Florida will refund $40 million in 2015 and $60 million in 2016. Duke Energy Florida recorded a Regulatory liability for these refunds in the third quarter of 2012 related to these replacement power obligations.

As a result of the 2012 FPSC Settlement Agreement, Duke Energy Florida will be permitted to recover prudently incurred fuel and purchased power costs through its fuel clause without regard for the absence of Crystal River Unit 3 for the period from the beginning of the Crystal River Unit 3 outage through December 31, 2016.

As a result of the 2012 FPSC Settlement Agreement, Duke Energy Florida will be allowed to recover all remaining Crystal River Unit 3 investments and a return on the Crystal River Unit 3 investments set at its current authorized overall cost of capital, adjusted to reflect a return on equity set at 70 percent of the current FPSC authorized return on equity, no earlier than the first billing cycle of January 2017.

Duke Energy Florida has reclassified all Crystal River Unit 3 investments, including property, plant and equipment, nuclear fuel, inventory, and other assets to a regulatory asset. In addition, as a result of Duke Energy Florida’s decision to retire Crystal River Unit 3, the 2012 FPSC Settlement Agreement authorizes Duke Energy Florida to defer the retail portion of all Crystal River Unit 3 related costs including, but not limited to, operations and maintenance and property tax costs in a regulatory asset. A regulatory liability must also be established to capture the difference between, i) actual incurred operations and maintenance and property tax costs in a given year and, ii) the amount included in customer rates as established in Duke Energy Florida’s most recent fully litigated base rate proceeding, effective 2010. Beginning in February 2013, the retail portion of operations and maintenance costs associated with Crystal River Unit 3 is being deferred to a regulatory asset. As of March 31, 2013 and December 31, 2012, $1,711 million and $1,637 million, respectively, have been recorded to Regulatory assets on Duke Energy Florida’s Condensed Balance Sheets.

In accordance with the terms of the 2012 FPSC Settlement Agreement, Duke Energy Florida retained the sole discretion to retire Crystal River Unit 3 without challenge from the parties to the agreement. The FPSC will review the prudence of the retirement decision in what was previously titled Phase 2 of the Crystal River Unit 3 delamination regulatory docket. Duke Energy Florida has also asked the FPSC to review the mediated resolution of insurance claims with NEIL as part of what was previously titled Phase 3 of this regulatory docket. Additionally, Duke Energy Florida anticipates that the FPSC will review the costs included in the Crystal River Unit 3 regulatory asset as part of this pending proceeding. On March 1, 2013, an order was issued that Phase 2 and Phase 3 of the regulatory docket would be considered together in a single hearing. On April 26, 2013, the FPSC issued a procedural order on the matter and set final hearing dates to resolve all remaining issues on October 21, 2013 through October 23, 2013. Oral arguments were heard on April 30, 2013 on evidentiary issues.

Duke Energy Florida believes the decision to retire Crystal River Unit 3, the actions taken and costs incurred in response to the Crystal River Unit 3 delamination have been prudent and, accordingly, considers replacement power and capital costs not recoverable through insurance to be recoverable through its fuel cost-recovery clause or base rates. Additional replacement power costs and exit cost to wind down the operations at the plant and decommission Crystal River Unit 3 could be material. Retirement of the plant could impact funding obligations associated with Duke Energy Florida’s nuclear decommissioning trust fund.

Duke Energy Florida is a party to a master participation agreement and other related agreements with the joint owners of Crystal River Unit 3 which convey certain rights and obligations on Duke Energy Florida and the joint owners. In December 2012, Duke Energy Florida reached an agreement with one group of joint owners related to all Crystal River Unit 3 matters, and is engaged in settlement discussions with the other major group of joint owners.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Duke Energy Florida cannot predict the outcome of the matters described above.

Customer Rate Matters

In conjunction with the 2012 FPSC Settlement Agreement, Duke Energy Florida will maintain base rates at the current levels through the last billing cycle of December 2016, except as described as follows. The agreement provides for a $150 million increase in revenue requirements effective with the first billing cycle of January 2013, while maintaining the current return on equity range of 9.5 percent to 11.5 percent. Additionally, costs associated with Crystal River Unit 3 investments will be removed from retail rate base effective with the first billing cycle of January 2013. Duke Energy Florida will accrue, for future rate-setting purposes, a carrying charge on the Crystal River Unit 3 investment until the Crystal River Unit 3 regulatory asset is recovered in base rates beginning with the first billing cycle of January 2017. If Duke Energy Florida’s retail base rate earnings fall below the return on equity range, as reported on a FPSC-adjusted or pro-forma basis on a Duke Energy Florida monthly earnings surveillance report, Duke Energy Florida may petition the FPSC to amend its base rates during the term of the agreement. Refer to the discussion above regarding recovery of Crystal River Unit 3 investments.

Duke Energy Florida will refund $288 million to retail customers through its fuel clause. Duke Energy Florida will refund $129 million in each of 2013 and 2014, and an additional $10 million annually to residential and small commercial customers in 2014, 2015 and 2016. Duke Energy Florida has a regulatory liability recorded for these refunds.

Levy Nuclear Station

On July 28, 2008, Duke Energy Florida filed its COL application with the NRC for two Westinghouse AP1000 reactors at its proposed Levy nuclear station, which the NRC docketed on October 6, 2008. Various parties filed a joint petition to intervene in the Levy COL application. On March 26, 2013, the Atomic Safety and Licensing Board issued a decision finding that the NRC had carried its burden of demonstrating that its Final Environmental Impact Statement complies with the National Environmental Policy Act and applicable NRC regulatory requirements. A mandatory hearing conducted by the five NRC Commissioners is expected to occur in late 2013 or early 2014.

The Levy COL application is also impacted by the ongoing activity by the NRC to address its Waste Confidence rule, a generic finding by the NRC that spent fuel can be managed safely until ultimate disposal. The rule has been remanded to the NRC by the District of Columbia Court of Appeals. In response to the court’s remand and in connection with numerous petitions asserting waste confidence contentions, including in the Levy proceeding, the NRC determined that no final licenses for new reactors would be issued until the remand is appropriately addressed. In September 2012, the NRC provided a timeline of 24 months from the time of its order for the staff to finish the generic Environmental Impact Study and publish a final Waste Confidence rule. Assuming the NRC uses the entire 24 month period for promulgation of a new rule, licenses would not be issued until September 2014 at the earliest.

In 2008, the FPSC granted Duke Energy Florida’s petition for an affirmative Determination of Need and related orders requesting cost recovery under Florida’s nuclear cost-recovery rule for Levy, together with the associated facilities, including transmission lines and substation facilities.

Duke Energy Florida currently estimates the in-service date for the first Levy unit to be 2024, with the second unit following 18 months later. The total estimated project cost is between $19 billion and $24 billion. As of March 31, 2013, Duke Energy Florida has a net unrecovered investment of approximately $343 million, including AFUDC, recorded on its Condensed Balance Sheets.

Under the terms of the 2012 FSPC Settlement Agreement, Duke Energy Florida began retail cost-recovery of its proposed Levy Nuclear Station effective in the first billing cycle of January 2013 at the fixed rates contained in the settlement and continuing for a five-year period, with true-up of any actual costs not recovered during the 5-year period occurring in the final year. This amount is intended to recover the estimated retail project costs to date plus costs necessary to obtain the COL and any engineering, procurement and construction cancellation costs, if Duke Energy Florida ultimately chooses to cancel that contract. Duke Energy Florida will not file for recovery of any new Levy costs that were not addressed in the 2012 FSPC Settlement Agreement before March 1, 2017 and will not begin recovering those costs from customers before the first billing cycle of January, 2018, unless otherwise agreed to by the parties to the agreement. In addition, the consumer parties will not oppose Duke Energy Florida continuing to pursue a COL for Levy. The 2012 FSPC Settlement Agreement also provides that Duke Energy Florida will treat the allocated wholesale cost of Levy as a retail regulatory asset and include this asset as a component of rate base and amortization expense for regulatory reporting. Duke Energy Florida will have the discretion, under certain circumstances, to accelerate and/or suspend such amortization in full or in part provided that it amortizes all of the regulatory asset by December 31, 2016.

Cost of Removal Reserve

The 2012 FPSC Settlement Agreement (Settlement Agreement) provides Duke Energy Florida the discretion to reduce cost of removal amortization expense by up to the balance in the cost of removal reserve until the earlier of (a) its applicable cost of removal reserve reaches zero, or (b) the expiration of the 2012 FPSC Settlement Agreement. Duke Energy Florida may not reduce amortization expense if the reduction would cause it to exceed the appropriate high point of the return on equity range, as established in the Settlement Agreement. Pursuant to the Settlement Agreement, Duke Energy Florida recognized a reduction in amortization expense of $56 million and $58 million for the three months ended March 31, 2013 and 2012, respectively. Duke Energy Florida had eligible cost of removal reserves of $58 million remaining at March 31, 2013, which is impacted by accruals in accordance with its latest depreciation study, removal costs expended, jurisdictional allocation changes and reductions in amortization expense as permitted by the Settlement Agreement.

Duke Energy Ohio

Capacity Rider Filing

On August 29, 2012, Duke Energy Ohio filed an application with the PUCO for the establishment of a charge, pursuant to Ohio’s state compensation mechanism, for capacity provided consistent with its obligations as a Fixed Resource Requirement (FRR) entity for

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

approximately $728 million. The application included a request for deferral authority and for a new tariff to implement the charge. The deferral being sought is the difference between its costs and market-based prices for capacity. The requested tariff would implement a charge to be collected via a rider through which such deferred balances will subsequently be recovered. 24 parties moved to intervene. Hearings were held in April 2013 and additional hearings are scheduled for May 2013. Under the current procedural schedule, Duke Energy Ohio expects an order in the second half of 2013.

2012 Electric Rate Case

On May 1, 2013, the PUCO approved a settlement agreement (Electric Settlement) between Duke Energy Ohio and all intervening parties in connection with an electric distribution case, filed in July 2012. The Electric Settlement provides for a net increase in electric distribution revenues of $49 million, or an average increase of 2.9 percent, based upon a return on equity of 9.84 percent. Revised rates will be effective in May 2013.

2012 Natural Gas Rate Case

On May 1, 2013, the PUCO approved a settlement agreement (Gas Settlement) between Duke Energy Ohio and all intervening parties in connection with a gas distribution case, filed in July 2012. The Gas Settlement provides for no increase in base rates for gas distribution service, subject to the unresolved litigation over remediation costs associated with manufactured gas plants (MGP). The Gas Settlement is based upon a return on equity of 9.84 percent.

Duke Energy Ohio requested that MGP remediation costs be recovered through a rider with the amount of recovery subject to the results of litigation. Duke Energy Ohio has requested an annual revenue requirement of $22 million for its MGP remediation costs. Hearings for the MGP litigation began April 29, 2013.

Duke Energy Ohio expects revised rates, if approved, to go into effect in the second half of 2013.

Regional Transmission Organization Realignment

Duke Energy Ohio, which includes its wholly owned subsidiary Duke Energy Kentucky, transferred control of its transmission assets to effect a Regional Transmission Organization (RTO) realignment from Midcontinent Independent System Operator, Inc. (MISO) to PJM Interconnection, LLC (PJM), effective December 31, 2011.

On December 16, 2010, the FERC issued an order related to MISO’s cost allocation methodology surrounding Multi-Value Projects (MVP), a type of MISO Transmission Expansion Planning (MTEP) project cost. MISO expects that MVP will fund the costs of large transmission projects designed to bring renewable generation from the upper Midwest to load centers in the eastern portion of the MISO footprint. MISO approved MVP proposals with estimated project costs of approximately $5.2 billion prior to the date of Duke Energy Ohio’s exit from MISO on December 31, 2011. These projects are expected to be undertaken by the constructing transmission owners from 2012 through 2020 with costs recovered through MISO over the useful life of the projects. Duke Energy Ohio has historically represented approximately five percent of the MISO system. On October 21, 2011, the FERC issued an order on rehearing in this matter largely affirming its original MVP order and conditionally accepting MISO’s compliance filing as well as determining that the MVP allocation methodology is consistent with cost causation principles and FERC precedent. The order further stated that MISO’s tariff withdrawal language establishes that once cost responsibility for transmission upgrades is determined, withdrawing transmission owners retain any costs incurred prior to the withdrawal date. In order to preserve its rights, Duke Energy Ohio filed an appeal of the FERC order in the D.C. Circuit Court of Appeals. The case was consolidated with appeals of the FERC order by other parties in the Seventh Circuit Court of Appeals.

On December 29, 2011, MISO filed with FERC a Schedule 39 to MISO’s tariff. Schedule 39 provides for the allocation of MVP costs to a withdrawing owner based on the owner’s actual transmission load after the owner’s withdrawal from MISO, or, if the owner fails to report such load, based on the owner’s historical usage in MISO assuming annual load growth. On January 19, 2012, Duke Energy Ohio filed with FERC a protest of the allocation of MVP costs to them under Schedule 39. On February 27, 2012, the FERC accepted Schedule 39 as a just and reasonable basis for MISO to charge for MVP costs, a transmission owner that withdraws from MISO after January 1, 2012. The FERC set for hearing whether MISO’s proposal to use the methodology in Schedule 39 to calculate the obligation of transmission owners who withdrew from MISO prior to January 1, 2012 (such as Duke Energy Ohio) to pay for MVP costs is consistent with the MVP-related withdrawal obligations in the tariff at the time that they withdrew from MISO, and, if not, what amount of, and methodology for calculating, any MVP cost responsibility should be.

On March 28, 2012, Duke Energy Ohio filed a request for rehearing of FERC’s February 27, 2012 order on MISO’s Schedule 39. On December 19, 2012, the FERC Trial Staff submitted testimony in the Schedule 39 hearing proceeding in which its witness stated his opinion that Duke Energy Ohio should not be liable for any MVP costs. The role of the FERC Trial Staff is to act as an independent party in the proceeding; it has no judicial authority. The Schedule 39 hearing was held in April 2013. A FERC Administrative Law Judge presided over the hearing and is required to issue an initial decision by July 16, 2013.

Upon its exit from MISO on December 31, 2011, Duke Energy Ohio recorded a liability for its MISO exit obligation and share of MTEP costs, excluding MVP, which was recorded within Other in Current liabilities and Other in Deferred credits and other liabilities on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. In addition to these liabilities, Duke Energy Ohio may also be responsible for costs associated with MISO MVP projects. Duke Energy Ohio is contesting its obligation to pay for such costs. However, depending on the final outcome of this matter, Duke Energy Ohio could incur material costs associated with MVP projects, which are not reasonably estimable at this time. Regulatory accounting treatment will be pursued for any costs incurred in connection with the resolution of this matter.

The following table provides a reconciliation of the beginning and ending balance of Duke Energy Ohio’s recorded obligations related to its withdrawal from MISO.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

(in millions)	Balance at December 31, 2012	Provision / Adjustments	Cash Reductions	Balance at March 31, 2013(a)
Duke Energy Ohio	$97	$1	$(1)	$97

(a)	As of March 31, 2013, $71 million is recorded as a Regulatory asset on Duke Energy Ohio's Condensed Consolidated Balance Sheets.

Duke Energy Indiana

Edwardsport IGCC Plant

On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a Certificate of Public Convenience and Necessity (CPCN) for the construction of a 618 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana with a cost estimate of $1.985 billion assuming timely recovery of financing costs related to the project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc. (CAC), Sierra Club, Inc. (Sierra Club), Save the Valley, Inc. (Save the Valley), and Valley Watch, Inc. (Valley Watch), all intervenors in the CPCN proceeding (collectively, the Joint Intervenors), have appealed the air permit.

Duke Energy Indiana experienced design modifications, quantity increases and scope growth above what was anticipated from the preliminary engineering design, which increased capital costs for the project. In January 2009, a new cost estimate was approved by the IURC for $2.35 billion (including $125 million of AFUDC). In April 2010, Duke Energy Indiana filed a revised cost estimate for the IGCC project requesting approval of the revised cost estimate of $2.88 billion (including $160 million of AFUDC). In June 2011, Duke Energy Indiana updated its cost forecast to $2.82 billion (excluding AFUDC). In October 2011, Duke Energy Indiana revised its project cost estimate to $2.98 billion (excluding AFUDC). In October 2012, Duke Energy Indiana further revised its projected cost estimate to $3.15 billion (excluding AFUDC).

On December 27, 2012, the IURC approved a settlement agreement finalized in April 2012, between Duke Energy Indiana, the Office of Utility Consumer Counselor (OUCC), the Duke Energy Indiana Industrial Group and Nucor Steel-Indiana, on the cost increase for the construction of the project including subdockets before the IURC related to the project. This order resolved all then pending regulatory issues related to the project. The settlement agreement, as approved, caps costs to be reflected in customer rates at $2.595 billion, including estimated AFUDC through June 30, 2012. Duke Energy Indiana is allowed to recover AFUDC after June 30, 2012 until customer rates are revised, with such recovery decreasing to 85 percent on AFUDC accrued after November 30, 2012. Duke Energy Indiana also agreed not to request a retail electric base rate increase prior to March 2013, with rates in effect no earlier than April 1, 2014.

The IURC modified the settlement agreement as previously agreed to by the parties to (i) require Duke Energy Indiana to credit customers for cost control incentive payments which the IURC found to be unwarranted as a result of delays that arose from project cost overruns and (ii) provide that if Duke Energy Indiana should recover more than the project costs absorbed by Duke Energy’s shareholders through litigation, any surplus must be returned to the Duke Energy Indiana’s ratepayers. On December 11, 2012, Duke Energy Indiana filed an arbitration action against General Electric Company (General Electric) and Bechtel Corporation (Bechtel) in connection with their work at the Edwardsport IGCC facility. Duke Energy Indiana is seeking damages of not less than $560 million. Duke Energy Indiana cannot predict the outcome of this matter.

Over the course of construction of the project, Duke Energy Indiana recorded pre-tax charges of approximately $897 million, related to the Edwardsport project including the settlement agreement discussed above. For the three months ended March 31, 2012, Duke Energy Indiana recorded pre-tax charges of $420 million related to the Edwardsport project. These charges were recorded in Operating revenues, Impairment charges and Operations, maintenance and other on Duke Energy’s Condensed Consolidated Statements of Operations and Duke Energy Indiana’s Condensed Consolidated Statements of Operations and Comprehensive Income.

The Joint Intervenors have appealed the IURC order approving the April 2012 settlement agreement and other related regulatory orders to the Indiana Court of Appeals. No briefing schedule has been set.

The project is scheduled to be in commercial operation by mid-2013. Additional updates to the cost estimate and schedule could occur through the completion of the plant.

The costs for the Edwardsport IGCC plant are recovered from retail electric customers via a tracking mechanism, the IGCC Rider. Duke Energy Indiana files information related to the IGCC Rider every six months. In the currently pending tenth semi-annual IGCC rider proceeding, Duke Energy Indiana is requesting recovery associated with the capped construction costs of the project and forecasted operating expenses for the period the plant is expected to be in-service. On April 11, 2013, the OUCC and the Joint Intervenors filed testimony. The OUCC requested additional information concerning the operating expenses, but otherwise did not dispute Duke Energy Indiana’s calculated rider amounts. The Joint Intervenors recommended rate disallowances of financing charges due to the extension of the in-service date calculated at approximately $77 million, which they deemed to be imprudent. Additionally, the Joint Intervenors requested various ratemaking changes, including interest to be paid on the credit to be provided to customers pursuant to the IURC order on the April 2012 Settlement Agreement. Finally, the Joint Intervenors have requested the IURC to open a docket related to the future reliability of the plant. Duke Energy Indiana will respond in rebuttal testimony in May and an evidentiary hearing is scheduled for June 2013.

Phase 2 Environmental Compliance Proceeding

On June 28, 2012, Duke Energy Indiana filed with the IURC a plan for the addition of certain environmental pollution control projects on several of its coal-fired generating units in order to comply with existing and proposed environmental rules and regulations. The plan calls for a combination of selective catalytic reduction systems, dry sorbent injection systems for SO3 mitigation, activated carbon injection systems and/or mercury re-emission chemical injection systems. The capital costs are estimated at $395 million (excluding AFUDC). Duke Energy

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Indiana also indicated that it preliminarily anticipates the retirement of Wabash River Units 2 through 5 in 2015 and is still evaluating future equipment additions or retirement of Wabash River Unit 6. On April 10, 2013, the IURC issued an order approving the plan.

OTHER REGULATORY MATTERS

Progress Energy Merger FERC Mitigation

On June 8, 2012, the FERC conditionally approved the Progress Energy merger including Duke Energy and Progress Energy’s revised market power mitigation plan, the Joint Dispatch Agreement (JDA) and the joint Open Access Transmission Tariff (OATT). The revised market power mitigation plan provides for the acceleration of one transmission project and the construction of seven other transmission projects (Long-term FERC Mitigation) and interim firm power sale agreements during the construction of the transmission projects (Interim FERC Mitigation). The Long-term FERC Mitigation is expected to increase power imported into the Duke Energy Carolinas and Duke Energy Progress’ service areas and enhance competitive power supply options in the service areas. The construction of these projects will occur over the next two to three years. In conjunction with the Interim FERC Mitigation, Duke Energy Carolinas and Duke Energy Progress entered into power sale agreements with various counterparties that were effective with the consummation of the merger. These agreements, or similar power sale agreements, will be in place until the Long-term FERC Mitigation is operational. Under the agreements Duke Energy will deliver around-the-clock power during the winter and summer in quantities that vary by season and by peak period.

The FERC order requires an independent party to monitor whether the power sale agreements remain in effect during construction of the transmission projects and provide quarterly reports to the FERC regarding the status of construction of the transmission projects.

On June 25, 2012, Duke Energy and Progress Energy accepted the conditions imposed by the FERC.

On July 10, 2012, certain intervenors requested a rehearing seeking to overturn the June 8, 2012 order by the FERC. On August 8, 2012, FERC granted rehearing for further consideration.

Following the closing of the merger, Duke Energy’s outside counsel reviewed Duke Energy’s mitigation plan and discovered a technical error in the calculations. Duke Energy reported the error to the appropriate regulatory bodies and is working to determine whether additional mitigation measures are necessary. At this time, Duke Energy cannot predict the outcome of this matter.

Planned and Potential Coal Plant Retirements

The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (10-20 years), and options being considered to meet those needs. The IRP’s filed by the Subsidiary Registrants in 2013, 2012 and 2011 included planning assumptions to potentially retire by 2015, certain coal-fired generating facilities in North Carolina, South Carolina, Florida, Indiana and Ohio that do not have the requisite emission control equipment, primarily to meet Environmental Protection Agency (EPA) regulations that are not yet effective.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The table below contains the net carrying value of generating facilities planned for early retirement or being evaluated for potential retirement included in Property, plant and equipment, net on the Condensed Consolidated Balance Sheets. In addition to the amounts presented below, Duke Energy Progress and Duke Energy Indiana have $125 million and $60 million, respectively, of net carrying value related to previously retired generation facilities included in Regulatory assets on their Condensed Consolidated Balance Sheets.

March 31, 2013
	Duke Energy	Duke Energy Carolinas(b)(e)	Progress Energy	Duke Energy Progress(c)(e)	Duke Energy Florida(d)	Duke Energy Ohio(f)	Duke Energy Indiana(g)
Capacity (in MW)	3,954	910	1,448	575	873	928	668
Remaining net book value (in millions)(a)	$415	$98	$175	$62	$113	$12	$130

(a)	Included in Property, plant and equipment, net as of March 31, 2013, on the Condensed Consolidated Balance Sheets, unless otherwise noted.
(b)

Includes Riverbend Units 4 through 7, Lee Units 1 and 2 and Buck Units 5 and 6. Duke Energy Carolinas has committed to retire 1,667 MW in conjunction with a Cliffside air permit settlement, of which 587 MW have already been retired as of March 31, 2013. Duke Energy Carolinas retired 710 MW for Riverbend Units 4 through 7 and Buck Units 5 and 6 on April 1, 2013. Excludes 170 MW Lee Unit 3 that is expected to be converted to gas in 2014. The Lee Unit 3 conversion will be considered a retirement toward meeting the 1,667 MW retirement commitment.

(c)	Includes Sutton Station, which is expected to be retired by the end of 2013.
(d)	Includes Crystal River Units 1 and 2.
(e)

Net book value of Duke Energy Carolinas' Buck Units 5 and 6 of $68 million, and Duke Energy Progress' Sutton Station of $62 million is included in Generation facilities to be retired, net, on the Condensed Consolidated Balance Sheets at March 31, 2013.

(f)	Includes Beckjord Station Units 2 through 6 and Miami Fort Unit 6. Beckjord has no remaining book value. Beckjord Unit 1 was retired May 1, 2012.
(g)	Includes Wabash River Units 2 through 6.

Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives, and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired. However, such recovery, including recovery of carrying costs on remaining book values, could be subject to future regulatory approvals and therefore cannot be assured.

5. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

Duke Energy is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. The Subsidiary Registrants are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on the Duke Energy Registrants.

The following environmental matters impact all of the Duke Energy Registrants.

Remediation Activities

The Duke Energy Registrants are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. In some cases, the Duke Energy Registrants no longer own the property. These sites are in various stages of investigation, remediation and monitoring. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remediation requirements, complexity and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for contamination caused by other parties. In some instances, the Duke Energy Registrants may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed as part of business or affiliate operations. The Duke Energy Registrants continually assess the nature and extent of known or potential environmentally related contingencies and record liabilities when losses become probable and are reasonably estimable. The Duke Energy Registrants have accrued costs associated with remediation activities at some of their current and former sites for the stages of investigation, remediation and monitoring that can be reasonably estimated, as well as other relevant environmental contingent liabilities. At this time, the Duke Energy Registrants cannot estimate the total costs that may be incurred in connection with the remediation of all stages of all sites because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives, and/or regulatory decisions have not yet been determined. It is anticipated that additional costs, which could be material, associated with remediation activities at certain sites will be incurred in the future. Costs associated with remediation activities within the Duke Energy Registrants’ operations are typically expensed as Operation, maintenance and other unless regulatory recovery of the costs is deemed probable.

The following table contains information regarding reserves for probable and estimable costs related to the Duke Energy Registrants’ various environmental sites. These amounts are recorded in Other within Deferred Credits and Other Liabilities on the Duke Energy Registrants’ Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Balance at December 31, 2011	$61	$12	$23	$11	$12	$28	$9
Provisions / adjustments	4	1	5	(1)	6	2	―
Cash reductions	(7)	―	(4)	(1)	(3)	(5)	―
Balance at March 31, 2012	$58	$13	$24	$9	$15	$25	$9

Balance at December 31, 2012	$75	$12	$33	$14	$19	$15	$8
Provisions / adjustments	2	―	1	―	1	―	―
Cash reductions	(6)	―	(2)	(1)	(1)	(2)	(1)
Balance at March 31, 2013	$71	$12	$32	$13	$19	$13	$7

The Duke Energy Registrants could incur additional losses in excess of their recorded reserves for the stages of investigation, remediation and monitoring for their environmental sites that can be reasonably estimated at this time. The maximum amount of the range for all stages of the Duke Energy Registrants’ environmental sites cannot be determined at this time. Actual experience may differ from current estimates, and it is probable that estimates will continue to change in the future.

Duke Energy Ohio has received an order from the PUCO to defer the costs incurred for probable and estimable costs related to environmental sites. Recovery of those costs is being sought in Duke Energy Ohio’s natural gas distribution rate case as discussed in Note 4.

The additional losses in excess of their recorded reserves that the Duke Energy Registrants’ could incur for the stages of investigation, remediation and monitoring for their environmental sites that can be reasonably estimated at this time are presented in the table below.

(in millions)
Duke Energy	$84
Duke Energy Carolinas	29
Progress Energy	7
Duke Energy Progress	3
Duke Energy Florida	4
Duke Energy Ohio	43
Duke Energy Indiana	5

Clean Water Act 316(b)

The EPA published its proposed cooling water intake structures rule on April 20, 2011. The proposed rule advances one main approach and three alternatives. The main approach establishes aquatic protection requirements for existing facilities that withdraw 2 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Based on the main approach proposed, most, if not all of the coal, natural gas and nuclear-fueled steam electric generating facilities which the Duke Energy Registrants are either a whole or partial owner are likely affected sources unless retired prior to implementation of the 316(b) requirements.

The EPA plans to finalize the 316(b) rule by June 2013. If the rule is finalized as proposed, initial submittals, station details or study plans would be due in the spring of 2014. If required, modifications to the intakes could be required as early as mid to late 2016. Because of the wide range of potential outcomes, including the other three alternative proposals, the Duke Energy Registrants are unable to predict the outcome of the rulemaking or estimate their costs to comply at this time.

Cross-State Air Pollution Rule (CSAPR)

On August 8, 2011, the final Cross-State Air Pollution Rule (CSAPR) was published in the Federal Register. The CSAPR established state-level annual sulfur dioxide (SO2) budgets and annual seasonal nitrogen oxide (NOx) budgets that were to take effect on January 1, 2012.

Numerous parties challenged the rule. On August 21, 2012, by a 2-1 decision, the United States Court of Appeals for the District of Columbia (D.C. Circuit) vacated the CSAPR. The court also directed the EPA to continue administering the Clean Air Interstate Rule (CAIR) that the Duke Energy Registrants have been complying with since 2009, pending completion of a remand rulemaking to replace CSAPR with a valid rule. The CAIR requires additional reductions in SO2 and NOx emissions beginning in 2015. The EPA petitioned for rehearing by the Court of Appeals, which was denied. On March 29, 2013, the EPA petitioned the U.S. Supreme Court for review of the D.C. Circuit’s decision. The CAIR will remain in force for an unknown period of time until the EPA develops a replacement rule or the CSAPR is reinstated.

The Duke Energy Registrants cannot predict the outcome of any further appeal or how a potential CSAPR replacement rule could affect future emission reduction requirements. The continued implementation of the CAIR pending the outcome of the rehearing process and a potential CSAPR replacement rulemaking will not result in the Duke Energy Registrants adding new emission controls.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Coal Combustion Residuals (CCR)

On June 21, 2010, the EPA issued a proposal to regulate, under the Resource Conservation and Recovery Act, coal combustion residuals (CCR), a term the EPA uses to describe the coal combustion by-products associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs not employed in approved beneficial use applications either would be regulated as hazardous waste or would continue to be regulated as non-hazardous waste. The Duke Energy Registrants cannot predict the outcome of this rulemaking. The EPA has stated that it may be 2014 before it finalizes the regulation.

Steam Electric Effluent Limitation Guidelines

On April 19, 2013, the EPA Acting Administrator signed the proposed revisions to the Steam Electric Effluent Limitations Guidelines (ELG). The proposal is expected to be published in the Federal Register in early May 2013 with comments due in July 2013. The EPA is under a court order to complete a final rule by May 22, 2014. The EPA has proposed eight different options for the rule, which vary in stringency and cost. The proposal would regulate seven waste streams, including wastewater from air pollution control equipment and ash transport water from sluicing ash to ponds. The ELG proposed rule would be applicable to all steam electric generating units, including most, if not all of the coal, natural gas and nuclear-fueled generating facilities which the Duke Energy Registrants are either a whole or partial owner. Compliance is proposed as soon as possible after July 1, 2017, but may extend until July 1, 2022. Duke Energy is still evaluating the proposal. Given the number of options and the long compliance term, the Duke Energy Registrants are unable to determine the ultimate impact of the final rule, but the impact could be significant.

Mercury and Air Toxics Standards (MATS)

The final Mercury and Air Toxics Standards rule, previously referred to as the Utility MACT Rule, was published in the Federal Register on February 16, 2012. The final rule establishes emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The rule requires sources to comply with the emission limits by April 16, 2015. Under the Clean Air Act (CAA), permitting authorities have the discretion to grant up to a one-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. The Duke Energy Registrants continue to develop and implement strategies for complying with the rule’s requirements. Strategies to achieve compliance with the final MATS rules could include installing new or upgrading existing air emission control equipment, developing monitoring processes, fuel switching and accelerating retirement of some coal-fired electric-generating units. For additional information, refer to Note 4 regarding potential plant retirements.

Numerous petitions for review of the final MATS rule have been filed with the D.C. Circuit. Briefing in the case has been completed. Oral arguments have not been scheduled. The Duke Energy Registrants cannot predict the outcome of the litigation or how it might affect the MATS requirements as they apply to the Duke Energy Registrants. Refer to the table in “Estimated Cost and Impacts of EPA Rulemakings” below for a summary of the cost to the Duke Energy Registrants to comply with the proposed MATS regulations, which will be material.

Greenhouse Gas New Source Performance Standards (NSPS)

On April 13, 2012, the EPA published in the Federal Register its proposed rule to establish carbon dioxide (CO2) emissions standards for pulverized coal, IGCC, and natural gas combined cycle electric generating units that are permitted and constructed in the future. The proposal would not apply to any of the Duke Energy Registrants’ coal, including IGCC, and natural gas electric generation plants that are currently under construction or in operation. However, any future pulverized coal and IGCC units will have to employ carbon capture and storage (CCS) technology to meet the CO2 emission standard the EPA has proposed. The proposed standard will not require new natural gas combined cycle facilities to install CCS technology. The EPA was due to issue the final rule by April 13, 2013, however, the final rule has not been issued and the EPA has stated publicly that more time is needed to complete the rulemaking. No timetable has been set.

Management does not expect any material impact on the Duke Energy Registrants’ future results of operations or cash flows based on the EPA’s proposal. The final rule, however, could be significantly different from the proposal. It is not known when the EPA might finalize the rule.

Estimated Cost and Impacts of EPA Rulemakings

While the ultimate compliance requirements for the Duke Energy Registrants for MATS, Clean Water Act 316(b), ELG and CCR will not be known until all the rules have been finalized, for planning purposes, the Duke Energy Registrants currently estimate that the cost of new control equipment that may need to be installed on existing power plants to comply with EPA regulations could total $5 billion to $6 billion, excluding AFUDC, over the next 10 years. This range includes estimated costs for new control equipment necessary to comply with the MATS, which is the only rule that has been finalized, as shown in the table below:

(in millions)
Duke Energy	$650	to	$800
Duke Energy Carolinas	65	to	85
Progress Energy	7	to	30
Duke Energy Progress	5	to	10
Duke Energy Florida	2	to	20
Duke Energy Ohio	40	to	85
Duke Energy Indiana	540	to	600

The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses in conjunction with these EPA regulations, and also expect to incur costs for replacement generation for potential coal-fired power plant

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

retirements. Until the final regulatory requirements of the group of EPA regulations are known and can be fully evaluated, the potential compliance costs associated with these EPA regulatory actions are subject to considerable uncertainty. Therefore, the actual compliance costs incurred may be materially different from these estimates based on the timing and requirements of the final EPA regulations. The Duke Energy Registrants intend to seek regulatory recovery of amounts incurred associated with regulated operations in complying with these regulations. Refer to Note 4 for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.

LITIGATION

Duke Energy

Progress Energy Merger Shareholder Litigation

On July 20, 2012, Duke Energy was served with a shareholder Derivative Complaint filed in the Delaware Chancery Court (Rupp v. Rogers, et al.). The lawsuit names as defendants James E. Rogers and the ten other members of the Duke Energy board of directors who were also members of the pre-merger Duke Energy board of directors (Legacy Duke Energy Directors). Duke Energy is named as a nominal defendant. Raul v. Rogers, also filed in Delaware Chancery Court was consolidated with the Rupp case on September 24, 2012. Two shareholders, each of whom previously made separate Section 220 demands to inspect various Duke Energy books and records, filed derivative cases against James E. Rogers and the Legacy Duke Energy Directors. The Gerber v Rogers, et al. lawsuit was filed on December 5, 2012, and the Reilly v. Rogers, et al. lawsuit was filed on January 8, 2013. Each of the lawsuits alleges claims for breach of fiduciary duties of loyalty and care by the defendants in connection with the post-merger change in CEO.

On August 3, 2012, Duke Energy was served with a shareholder Derivative Complaint, which has been transferred to the North Carolina Business Court (Krieger v. Johnson, et al.). The lawsuit names as defendants, William D. Johnson, James E. Rogers and the Legacy Duke Energy Directors. Duke Energy is named as a nominal defendant. The lawsuit alleges claims for breach of fiduciary duty in granting excessive compensation to Mr. Johnson. A hearing on the defendants’ motion to dismiss was held on January 22, 2013. A decision on the motion made by Mr. Rogers and the Legacy Duke Energy Directors remains pending.

Duke Energy has been served with two shareholder Derivative Complaints, filed in federal district court in Delaware. The plaintiffs in Tansey v. Rogers, et al., served on August 17, 2012, and Pinchuck v. Rogers, et al., served on October 31, 2012, allege claims for breach of fiduciary duty and waste of corporate assets, as well as claims under Section 14(a) and 20(a) of the Exchange Act against the Legacy Duke Energy Directors. Duke Energy is named as a nominal defendant. On December 18, 2012, the defendants filed a motion to stay the case. A hearing on the various motions to (i) stay the litigation pending a resolution of the North Carolina securities case noted below; (ii) to appoint a lead plaintiff and a lead law firm; and (iii) to consolidate the two cases was held on May 2, 2013.

Duke Energy was also served in July 2012 with three purported securities class action lawsuits. These three cases (Craig v. Duke Energy Corporation, et al.; Nieman v. Duke Energy Corporation, et al.; and Sunner v. Duke Energy Corporation, et al.), have been consolidated in the United States District Court for the Western District of North Carolina. The plaintiff filed a Corrected Consolidated Complaint on January 28, 2013, alleging federal Securities Act and Exchange Act claims based on allegedly materially false and misleading representations and omissions made in the Registration Statement filed on July 7, 2011, and subsequently incorporated into other documents, all in connection with the post-merger change in CEO. The Corrected Consolidated Complaint names as defendants the Legacy Duke Energy Directors and certain officers of the company. The claims are purportedly brought on behalf of a class of all persons who purchased or otherwise acquired Duke Energy securities between June 11, 2012 and July 9, 2012. The Defendant’s motion to dismiss the Consolidated Complaint was filed April 2, 2013.

It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits. Additional lawsuits may be filed.

Alaskan Global Warming Lawsuit

On February 26, 2008, plaintiffs, the governing bodies of an Inupiat village in Alaska, filed suit in the U.S. Federal Court for the Northern District of California against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs brought the action on their own behalf and on behalf of the village’s 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. The plaintiffs in the case have requested damages in the range of $95 million to $400 million related to the cost of relocating the Village of Kivalina. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. On October 15, 2009, the District Court granted defendants’ motion to dismiss. The plaintiffs filed a notice of appeal and the U.S. Court of Appeals for the Ninth Circuit held argument in the case on November 28, 2011. On September 21, 2012, the Court of Appeals ruled that the case could not proceed, affirming the District Court’s motion to dismiss. The Plaintiffs have filed a motion for rehearing en banc by the Court of Appeals, which was denied on November 27, 2012. A Petition for Certiorari to the U.S. Supreme Court was filed on February 25, 2013. Although Duke Energy believes the likelihood of loss is remote based on current case law, it is not possible to predict the ultimate outcome of this matter.

Price Reporting Cases

A total of five lawsuits were filed against Duke Energy affiliates and other energy companies and remain pending in a consolidated, single federal court proceeding in Nevada.

Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts.

In November 2009, the judge granted defendants’ motion for reconsideration of the denial of defendants’ summary judgment motion in two of the remaining five cases to which Duke Energy affiliates are a party. A hearing on that motion occurred on July 15, 2011, and on July 19, 2011, the judge granted the motion for summary judgment. The Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals), which held argument on October 19, 2012.

On April 10, 2013, the Ninth Circuit Court of Appeals reversed the lower Court’s decision, and returned the case to the same Court for further proceedings.

It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with the remaining matters. However, based on Duke Energy’s past experiences with similar cases of this nature, it does not believe its exposure under these remaining matters is material.

Crescent Litigation

On September 3, 2010, the Crescent Resources Litigation Trust filed suit against Duke Energy along with various affiliates and several individuals, including current and former employees of Duke Energy, in the U.S. Bankruptcy Court for the Western District of Texas. The case was subsequently transferred to the United States District Court in Austin, Texas. The Crescent Resources Litigation Trust was established in May 2010 pursuant to the plan of reorganization approved in the Crescent bankruptcy proceedings. The complaint alleges that in 2006 the defendants caused Crescent to borrow approximately $1.2 billion and immediately thereafter distribute most of the loan proceeds to Crescent’s parent company without benefit to Crescent. The complaint further alleges that Crescent was rendered insolvent by the transactions, and that the distribution is subject to recovery by the Crescent bankruptcy estate as an alleged fraudulent transfer. The plaintiff requests return of the funds, plus interest, as well as other statutory and equitable relief, punitive damages and attorneys’ fees. Duke Energy and its affiliated defendants believe that the referenced 2006 transactions were legitimate and did not violate any state or federal law. The Defendants motions to dismiss were denied. The Defendants also filed a motion to strike the Plaintiff’s jury demand, which was denied on May 2, 2013.

Trial on this matter has been set to commence in January 2014. Mediation, held on August 21 and 22, 2012, was unsuccessful. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this lawsuit. The ultimate resolution of this matter could have a material effect on the results of operations, cash flows or financial position of Duke Energy.

Brazil Expansion Lawsuit

On August 9, 2011, the State of São Paulo filed a lawsuit in Brazilian state court against Duke Energy International Geracao Paranapenema S.A. (DEIGP) based upon a claim that DEIGP is under a continuing obligation to expand installed generation capacity in the State of São Paulo by 15 percent pursuant to a stock purchase agreement under which DEIGP purchased generation assets from the state. On August 10, 2011, a judge granted an ex parte injunction ordering DEIGP to present a detailed expansion plan in satisfaction of the 15 percent obligation. DEIGP has previously taken a position that the 15 percent expansion obligation is no longer viable given the changes that have occurred in the electric energy sector since privatization of that sector. After filing various objections, defenses and appeals regarding the referenced order, DEIGP submitted its proposed expansion plan on November 11, 2011, but reserved its objections regarding enforceability. The parties will in due course present evidence to the court regarding their respective positions. No trial date has been set.

Duke Energy Carolinas

New Source Review (NSR)

In 1999-2000, the U.S. Department of Justice (DOJ), acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the CAA. Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $37,500 per day for each violation. A number of Duke Energy Carolinas’ plants have been subject to these allegations. Duke Energy Carolinas asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In 2000, the government brought a lawsuit against Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units violate these NSR provisions. Three environmental groups have intervened in the case. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy Carolinas’ legal positions on the standard to be used for measuring an increase in emissions, and granted judgment in favor of Duke Energy Carolinas. The trial court’s decision was appealed and ultimately reversed and remanded for trial by the U.S. Supreme Court. At trial, Duke Energy Carolinas will continue to assert that the projects were routine or not projected to increase emissions. The parties have filed a stipulation in which the United States and Plaintiff-Intervenors have dismissed with prejudice 16 claims. In exchange, Duke Energy Carolinas dismissed certain affirmative defenses. The parties have filed motions for summary judgment on the remaining claims. No trial date has been set.

It is not possible to estimate the damages, if any, that might be incurred in connection with the unresolved matters related to Duke Energy Carolinas discussed above. Ultimate resolution of these matters could have a material effect on the results of operations, cash flows or

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

financial position of Duke Energy Carolinas. However, the appropriate regulatory treatment will be pursued for any costs incurred in connection with such resolution.

Asbestos-related Injuries and Damages Claims

Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of March 31, 2013, there were 99 asserted claims for non-malignant cases with the cumulative relief sought of up to $18 million, and 46 asserted claims for malignant cases with the cumulative relief sought of up to $15 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the Condensed Consolidated Balance Sheets totaled $743 million and $751 million as of March 31, 2013 and December 31, 2012, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy Carolinas’ best estimate of the range of loss for current and future asbestos claims through 2030. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2030. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2030 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention on its insurance policy in 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $935 million in excess of the self-insured retention. Insurance recoveries of $781 million related to this policy are classified in the respective Condensed Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of both March 31, 2013 and December 31, 2012, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Progress Energy

Synthetic Fuels Matters

In October 2009, a jury delivered a verdict in a lawsuit against Progress Energy and a number of its subsidiaries and affiliates arising out of an Asset Purchase Agreement dated as of October 19, 1999, and amended as of August 23, 2000 (the Asset Purchase Agreement) by and among U.S. Global, LLC (Global); Earthco synthetic fuels facilities (Earthco); certain affiliates of Earthco; EFC Synfuel LLC (which was owned indirectly by Progress Energy) and certain of its affiliates (collectively, the Progress Affiliates). In a case filed in the Circuit Court for Broward County, Florida. In March 2003 (the Florida Global Case), Global requested an unspecified amount of compensatory damages, as well as declaratory relief. Global asserted (i) that pursuant to the Asset Purchase Agreement, it was entitled to an interest in two synthetic fuels facilities previously owned by the Progress Affiliates and an option to purchase additional interests in the two synthetic fuels facilities and (ii) that it was entitled to damages because the Progress Affiliates prohibited it from procuring purchasers for the synthetic fuels facilities. As a result of the 2007 expiration of the Internal Revenue Code Section 29 tax credit program, all of Progress Energy’s synthetic fuels businesses were abandoned and the synthetic fuels businesses were reclassified as discontinued operations.

In November 2009, the court ruled in favor of Global. In December 2009, Progress Energy appealed the Broward County judgment to the Florida Fourth District Court of Appeals. Also, in December 2009, Progress Energy made a $154 million payment, which represented payment of the total judgment, including prejudgment interest, and a required premium equivalent to two years of interest, to the Broward County Clerk of Court bond account. Progress Energy continued to accrue interest related to this judgment.

On October 3, 2012, the Florida Fourth District Court of Appeals reversed the lower court ruling and directed a verdict on damages under a separate Commission and Services Agreement, which was modified by the court’s December 12, 2012 ruling on Global’s motion for reconsideration. The court held that Global was entitled to approximately $90 million of the amount paid into the registry of the court. Progress Energy was entitled to a refund of the remainder of the funds. Progress Energy received and recorded a $63 million pre-tax gain for the refund in December 2012. The gain was recorded in Income from Discontinued Operations, net of tax in the Consolidated Statements of Operations.

The case was remanded to the trial court to determine whether specific performance is an appropriate remedy for the claims under the Asset Purchase Agreement. The plaintiff seeks specific performance of an award of the corporate interests in the Progress Affiliates it claims it was entitled to receive under the Asset Purchase Agreement as of the date the jury determined the breach of contract occurred (March 19, 2002). The Progress Affiliates contend that specific performance is an inapplicable remedy. A hearing on Global’s motion was held on April 19, 2013. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Progress Energy might incur in connection with this lawsuit.

In a second suit filed in the Superior Court for Wake County, N.C., Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC (the North Carolina Global Case), the Progress Affiliates seek declaratory relief consistent with our interpretation of the Asset Purchase Agreement.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Global was served with the North Carolina Global Case on April 17, 2003. In May 2003, Global moved to dismiss the North Carolina Global Case for lack of personal jurisdiction over Global. In the alternative, Global requested that the court decline to exercise its discretion to hear the Progress Affiliates’ declaratory judgment action. In August 2003, the Wake County Superior Court denied Global’s motion to dismiss, but stayed the North Carolina Global Case, pending the outcome of the Florida Global Case. The Progress Affiliates appealed the superior court’s order staying the case. By order dated September 7, 2004, the North Carolina Court of Appeals dismissed the Progress Affiliates’ appeal. Based upon the verdict in the Florida Global Case, Progress Energy anticipates dismissal of the North Carolina Global Case.

Duke Energy Progress and Duke Energy Florida

Spent Nuclear Fuel Matters

The Nuclear Waste Policy Act of 1982 (as amended) (NWPA) provides the framework for development by the federal government of interim storage and permanent disposal facilities for high-level radioactive waste materials. The DOE is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. Pursuant to the NWPA, Duke Energy Progress and Duke Energy Florida entered into contracts with the DOE under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same Standard Contract for Disposal of Spent Nuclear Fuel.

The DOE failed to begin taking spent nuclear fuel by January 31, 1998. In January 2004, Duke Energy Progress and Duke Energy Florida filed a complaint in the U.S. Court of Federal Claims against the United States, claiming that the DOE breached the standard contract and asserting damages incurred through 2005 for storing spent nuclear fuel at their nuclear sites (Phase I litigation). In 2011, the U.S. Court of Federal Claims issued a ruling to award Duke Energy Progress substantially all its asserted damages. As a result, Duke Energy Progress recorded the award as an offset for past spent fuel storage costs incurred.

On December 12, 2011, Duke Energy Progress and Duke Energy Florida filed a second complaint in the U.S. Court of Federal Claims against the United States, claiming damages incurred from January 1, 2006 through December 31, 2010. The damages stem from the same breach of contract asserted in the previous litigation. On March 23, 2012, Duke Energy Progress and Duke Energy Florida filed their initial disclosure of $113 million of damages with the U.S. Court of Federal Claims and the DOE, of which $90 million was attributable to Duke Energy Progress and $23 million was attributable to Duke Energy Florida. The total amount of damages could change during discovery, which is scheduled to end on May 31, 2013. Duke Energy Progress and Duke Energy Florida may file subsequent damage claims as they incur additional costs. Duke Energy Progress and Duke Energy Florida cannot predict the outcome of this matter.

Duke Energy Ohio

Antitrust Lawsuit

In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged that Duke Energy Ohio (then The Cincinnati Gas & Electric Company), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s pending Rate Stabilization Plan (RSP), which was implemented in early 2005. On March 31, 2009, the District Court granted Duke Energy Ohio’s motion to dismiss. Plaintiffs filed a motion to alter or set aside the judgment, which was denied by an order dated March 31, 2010. In April 2010, the plaintiffs filed their appeal of that order with the U.S. Court of Appeals for the Sixth Circuit, which heard argument on that appeal on January 11, 2012. On June 4, 2012, the Sixth Circuit Court of Appeals reversed the district court’s decision and remanded the matter on all claims for trial on the merits and on July 25, 2012, the Court denied Duke Energy Ohio’s petition for an en banc review of the case. On October 15, 2012, Duke Energy filed a petition for certiorari to the United States Supreme Court, which was denied on January 14, 2013. Mediations held in December 2012 and March 2013 were unsuccessful. The plaintiffs’ last mediation demand was for $99 million. It is not possible to predict at this time whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that may be incurred in connection with this lawsuit.

Asbestos-related Injuries and Damages Claims

Duke Energy Ohio has been named as a defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. The impact on Duke Energy Ohio’s results of operations, cash flows or financial position of these cases to date has not been material. Based on estimates under varying assumptions concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Ohio generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Ohio estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

Other Litigation and Legal Proceedings

The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material effect on its results of operations, cash flows or financial position.

The Duke Energy Registrants expense legal costs related to the defense of loss contingencies as incurred.

The Duke Energy Registrants have exposure to certain legal matters that are described herein. The Duke Energy Registrants have recorded reserves for these proceedings and exposures as presented in the table below. These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. The estimated reasonably possible range of loss for non-asbestos related matters in excess of the recorded reserves is not material. Duke Energy Carolinas has insurance coverage for certain of these losses incurred as presented in the table below.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

(in millions)	March 31, 2013	December 31, 2012
Reserves for Legal and Other Matters(a)
Duke Energy(b)	$834	$846
Duke Energy Carolinas(b)	743	751
Progress Energy	75	79
Duke Energy Progress	11	12
Duke Energy Florida(c)	44	47
Duke Energy Indiana	7	8
Probable Insurance Recoveries(d)
Duke Energy(e)	$781	$781
Duke Energy Carolinas(e)	781	781

(a)	Reserves are classified in the respective Condensed Consolidated Balance Sheets in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities.
(b)	Includes reserves for aforementioned asbestos-related injuries and damages claims.
(c)	Includes workers' compensation claims.
(d)	Insurance recoveries are classified in the respective Condensed Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables.
(e)	Relates to recoveries associated with aforementioned asbestos-related injuries and damages claims.

OTHER COMMITMENTS AND CONTINGENCIES

General

As part of its normal business, the Duke Energy Registrants are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the respective Condensed Consolidated Balance Sheets. The possibility of any of the Duke Energy Registrants having to honor their contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events.

In addition, the Duke Energy Registrants enter into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on their respective Condensed Consolidated Balance Sheets. Some of these arrangements may be recognized at fair value on the respective Condensed Consolidated Balance Sheets if such contracts meet the definition of a derivative and the Normal purchase/normal sale (NPNS) exception does not apply. In most cases, the Duke Energy Registrants purchase obligation contracts contain provisions for price adjustments, minimum purchase levels and other financial commitments.

6. DEBT AND CREDIT FACILITIES

SUMMARY OF SIGNIFICANT DEBT ISSUANCES

The following table summarizes the Duke Energy Registrants’ significant debt issuances since December 31, 2012 (in millions).

Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress	Duke Energy
Unsecured Debt
January 2013(a)	January 2073	5.125%	$500	$-	$500
Secured Debt
February 2013(b) (c)	December 2030	2.043%	-	-	203
February 2013(b)	June 2037	4.740%			220
April 2013(d)	April 2026	5.456%	-	-	230
First Mortgage Bonds
March 2013(e)	March 2043	4.100%	-	500	500
Total issuances			$500	$500	$1,653

(a)

Callable after January 2018 at par. Proceeds from the issuance were used to redeem the $300 million 7.10% Cumulative Quarterly Income Preferred Securities (QUIPS). The securities were redeemed at par plus accrued and unpaid distributions, payable upon presentation on the redemption date. The remaining net proceeds were used to repay a portion of our commercial paper and for general corporate purposes. See Note 11 for additional information about the QUIPS.

(b)

Represents the conversion of construction loans related to a renewable energy project issued in December 2012 to term loans. No cash proceeds were received in conjunction with the conversion. The term loans have varying maturity dates. The maturity date presented represents the latest date for all components of the respective loans.

(c)		The debt is floating rate. Duke Energy has entered into a pay fixed-receive floating interest rate swap for 95 percent of the loans.
(d)

Represents primarily the conversion of a $190 million bridge loan issued in conjunction with the acquisition of Ibener in December 2012. Duke Energy received incremental proceeds of $40 million upon conversion of the bridge loan. The debt is floating rate and is denominated in U.S. dollars. Duke Energy has entered into a pay fixed-receive floating interest rate swap for 75 percent of the loan.

(e)		Proceeds from the issuance were used to repay notes payable to affiliated companies as well as for general corporate purposes.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

CURRENT MATURITIES OF LONG-TERM DEBT

The following table shows the significant components of Current maturities of long-term debt on the Duke Energy Registrants’ respective Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with proceeds from additional borrowings, unless otherwise noted.

(in millions)	Maturity Date	Interest Rate	March 31, 2013
Unsecured Debt
Duke Energy (Parent)	June 2013	5.650%	$250
Duke Energy Indiana	September 2013	5.000%	400
Duke Energy (Parent)	February 2014	6.300%	750
Progress Energy (Parent)	March 2014	6.050%	300
Secured Debt
Duke Energy(a)	June 2013	1.009%	190
First Mortgage Bonds
Duke Energy Ohio	June 2013	2.100%	250
Duke Energy Progress	September 2013	5.125%	400
Duke Energy Carolinas	November 2013	5.750%	400
Other			383
Current maturities of long-term debt			$3,323

(a)

Notes were fully offset with cash collateral, which was presented within Current Assets on the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012. All collateral was returned when the six-month bridge loan was replaced with a $230 million non-recourse secured credit facility issued in April 2013. See Note 2 for additional information.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

AVAILABLE CREDIT FACILITIES

Duke Energy has a $6 billion, five-year master credit facility, expiring in November 2016. In 2012, the Duke Energy Registrants reached an agreement with banks representing $5.63 billion of commitments under the master credit facility to extend the expiration date by one year to November 2017. Through November 2016, the available credit under this facility remains at $6 billion. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. See the table below for the borrowing sublimits for each of the borrowers as of March 31, 2013. The amount available under the master credit facility has been reduced, as indicated in the table below, by the use of the master credit facility to backstop the issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. As indicated, borrowing sublimits for the Subsidiary Registrants are also reduced for certain amounts outstanding under the money pool arrangement.

	March 31, 2013
(in millions)	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana	Total Duke Energy
Facility size(a)	$1,750	$1,250	$750	$750	$750	$750	$6,000
Reduction to backstop issuances
Notes payable and commercial paper(b)	(486)	(300)	(26)	(162)	(163)	(169)	(1,306)
Outstanding letters of credit	(50)	(7)	(2)	(1)	―	―	(60)
Tax-exempt bonds	―	(75)	―	―	(84)	(81)	(240)
Available capacity	$1,214	$868	$722	$587	$503	$500	$4,394

(a)	Represents the sublimit of each borrower at March 31, 2013. The Duke Energy Ohio sublimit includes $100 million for Duke Energy Kentucky.
(b)

Duke Energy issued $450 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolina’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

7. GOODWILL

GOODWILL
The following tables present goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio.

Duke Energy

(in millions)	USFE&G	Commercial Power	International Energy		Total
Balance at December 31, 2012:
Goodwill	$15,950	$933		$353	$17,236
Accumulated impairment charges	―	(871)		―	(871)
Balance at December 31, 2012, as adjusted for accumulated impairment charges	15,950	62		353	16,365
Acquisitions (a)	10	2		(6)	6
Balance at March 31, 2013:
Goodwill	15,960	935		347	17,242
Accumulated impairment charges	―	(871)		―	(871)
Balance at March 31, 2013, as adjusted for accumulated impairment charges	$15,960	$64		$347	$16,371

(a)

Amounts represent purchase price adjustments related to the Progress Energy merger at USFE&G, a minor renewables acquisition at Commercial Power and the Ibener acquisition at International Energy. See Note 2 for further information on purchase price adjustments related to the Progress Energy Merger.

Duke Energy Ohio

(in millions)		Franchised Electric & Gas	Commercial Power		Total
Balance at December 31, 2012:
Goodwill		$1,137		$1,188	$2,325
Accumulated impairment charges		(216)		(1,188)	(1,404)
Balance at December 31, 2012, as adjusted for accumulated impairment charges		921		―	921
Balance at March 31, 2013:
Goodwill		1,137		1,188	2,325
Accumulated impairment charges		(216)		(1,188)	(1,404)
Balance at March 31, 2013, as adjusted for accumulated impairment charges		$921	$	―	$921

Progress Energy

Progress Energy had Goodwill of $3,655 million within the Franchised Electric operating segment as of March 31, 2013 and December 31, 2012, for which there are no accumulated impairment charges.

8. RISK MANAGEMENT, DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Duke Energy Registrants closely monitor the risks associated with commodity price changes and changes in interest rates on their operations and, where appropriate, use various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments qualify for hedge accounting and are designated as hedging instruments, while others either do not qualify as hedges or have not been designated as hedges (hereinafter referred to as undesignated contracts). The Duke Energy Registrants’ primary use of energy commodity derivatives is to hedge the generation portfolio against exposure to changes in the prices of power and fuel. Interest rate swaps are entered into to manage interest rate risk primarily associated with the Duke Energy Registrants’ variable-rate and fixed-rate borrowings. Additionally, Duke Energy Carolinas’, Duke Energy Progress’ and Duke Energy Florida’s nuclear decommissioning trust fund (NDTF) investment holdings may include certain derivative instruments, such as interest rate swaps and credit default swaps, as part of its overall investment strategy. As further discussed in Note 10 the NDTF’s are managed by third party investment managers who have the discretion to make investment decisions within risk management guidelines determined by management of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida. The fair value of these derivative instruments are included within Nuclear decommissioning trust funds on the Condensed Consolidated Balance Sheets and are not material to the investment balance at March 31, 2013 and December 31, 2012.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The accounting guidance for derivatives requires the recognition of all derivative instruments not identified as NPNS as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. For derivative instruments that qualify for hedge accounting, the Duke Energy Registrants may elect to designate such derivatives as either cash flow hedges or fair value hedges. The Duke Energy Registrants offset fair value amounts recognized on the Condensed Consolidated Balance Sheets related to derivative instruments executed with the same counterparty under the same master netting agreement.

The operations of the USFE&G business segment meet the criteria for regulatory accounting treatment. Accordingly, for derivatives that would otherwise be designated as cash flow hedges within USFE&G, gains and losses are reflected as a regulatory liability or asset instead of as a component of accumulated other comprehensive income (AOCI). For derivatives that would otherwise be designated as fair value hedges or left undesignated within USFE&G, gains and losses associated with the change in fair value of these derivative contracts would be deferred as a regulatory liability or asset. As a result changes in fair value of these derivatives have no immediate earnings impact.

Within the Duke Energy Registrants’ unregulated businesses, for derivative instruments that qualify for hedge accounting and are designated as cash flow hedges, the effective portion of the gain or loss is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that qualify and are designated as a fair value hedge, the gain or loss on the derivative as well as the fully or partially offsetting loss or gain on the hedged item are recognized in earnings in the current period. The Duke Energy Registrants include the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item in the Condensed Consolidated Statements of Operations. Additionally, the Duke Energy Registrants enter into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. The changes in fair value of these undesignated derivative instruments are reflected in current earnings.

COMMODITY PRICE RISK

The Duke Energy Registrants are exposed to the impact of market changes in the future prices of electricity (energy, capacity and financial transmission rights), coal, natural gas and emission allowances (SO2, seasonal NOX and annual NOX) as a result of their energy operations such as electricity generation and the transportation and sale of natural gas. With respect to commodity price risks associated with electricity generation, the Duke Energy Registrants are exposed to changes including, but not limited to, the cost of the coal and natural gas used to generate electricity, the prices of electricity sold in wholesale markets, the cost of capacity and electricity purchased for resale in wholesale markets and the cost of emission allowances primarily at the Duke Energy Registrants’ coal fired power plants. Risks associated with commodity price changes on future operations are closely monitored and, where appropriate, various commodity contracts are used to mitigate the effect of such fluctuations on operations. Exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity Fair Value Hedges

At March 31, 2013, there were no open commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges

At March 31, 2013, open commodity derivative instruments that were designated as cash flow hedges were not material.

Undesignated Contracts

The Duke Energy Registrants use derivative contracts as economic hedges to manage the market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts may include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that do not or no longer qualify for the NPNS scope exception, and de-designated hedge contracts. These contracts expire as late as 2017.

Undesignated contracts also include contracts associated with operations that Duke Energy continues to wind down or has included as discontinued operations. As these undesignated contracts expire as late as 2021, Duke Energy has entered into economic hedges that leave it minimally exposed to changes in prices over the duration of these contracts.

Duke Energy Carolinas and Duke Energy Progress use derivative contracts primarily as economic hedges to manage the market risk exposures that arise from electricity generation. Duke Energy Carolinas and Duke Energy Progress have also entered into firm power sale agreements, which are accounted for as derivative instruments, as part of the Interim FERC Mitigation in connection with Duke Energy’s merger with Progress Energy. Duke Energy Carolinas’ undesignated contracts as of March 31, 2013, are primarily associated with forward sales and purchases of power. Duke Energy Progress’ undesignated contracts as of March 31, 2013, are primarily associated with forward purchases of fuel used in electricity generation.

Duke Energy Florida uses derivative contracts primarily as economic hedges to manage the market risk exposures that arise from electricity generation. Undesignated contracts at March 31, 2013, are primarily associated with forward purchases of fuel used in electricity generation.

Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts at March 31, 2013, are primarily associated with forward sales and purchases of power, coal and gas for the Commercial Power segment.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. Undesignated contracts at March 31, 2013, are primarily associated with forward purchases and sales of power, and financial transmission rights.

Volumes

The table below shows information relating to the volume of the Duke Energy registrants outstanding commodity derivative activity. Amounts disclosed represent the notional volumes of commodities contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. The Duke Energy Registrants have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown below. For additional information on notional dollar amounts of debt subject to derivative contracts accounted for at fair value, see “Interest Rate Risk” section below.

	March 31, 2013
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	56,890	1,802	1,850	1,850	―	53,173	406
Natural gas (millions of decatherms)	516	―	335	110	225	181	―

	December, 31, 2012
	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	52,104	2,028	1,850	1,850	―	51,215	97
Natural gas (millions of decatherms)	528	―	348	118	230	180	―

(a)	Amounts at Duke Energy Ohio include intercompany positions that are eliminated at Duke Energy.

INTEREST RATE RISK

The Duke Energy Registrants are exposed to risk resulting from changes in interest rates as a result of their issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Interest rate exposure is managed by limiting variable-rate exposures to a percentage of total debt and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, the Duke Energy Registrants may enter into financial contracts; primarily interest rate swaps and U.S. Treasury lock agreements. Additionally, in anticipation of certain fixed-rate debt issuances, a series of forward starting interest rate swaps may be executed to lock in components of the market interest rates at the time and terminated prior to or upon the issuance of the corresponding debt. When these transactions occur within a business that meets the criteria for regulatory accounting treatment, these contracts may be treated as undesignated and any pre-tax gain or loss recognized from inception to termination of the hedges would be recorded as a regulatory liability or asset and amortized as a component of interest expense over the life of the debt. In businesses that don’t meet the criteria for regulatory accounting treatment, these derivatives may be designated as hedges whereby any pre-tax gain or loss recognized from inception to termination of the hedges would be recorded in AOCI and amortized as a component of interest expense over the life of the debt.

Duke Energy has a combination foreign exchange, pay fixed-receive floating interest rate swap to fix the US Dollar equivalent payments on a floating rate Chilean debt issue.

As discussed above, within the Duke Energy Carolinas, Duke Energy Progress, and Duke Energy Florida NDTFs, certain of the fixed income investment managers have authorization to use interest rate swaps and credit default swaps in their investment strategies to either manage risk or enhance returns. Notional amounts for these contracts are not included in the table below as they are not material to the investment balance at March 31, 2013 and December 31, 2012.

The following table shows the notional amounts for derivatives related to interest rate risk.

	March 31, 2013
(in millions)	Duke Energy	Progress Energy		Duke Energy Progress		Duke Energy Ohio		Duke Energy Indiana
Cash flow hedges(a)	$1,047	$	―	$	―	$	―	$	―
Undesignated contracts	238		―		―		27		200
Fair value hedges	250		―		―		250		―
Total notional amount	$1,535	$	―	$	―		$277		$200

	December 31, 2012
(in millions)	Duke Energy	Progress Energy		Duke Energy Progress		Duke Energy Ohio		Duke Energy Indiana
Cash flow hedges(a)	$1,047	$	―	$	―	$	―	$	―
Undesignated contracts	290		50		50		27		200
Fair value hedges	250		―		―		250		―
Total notional amount	$1,587		$50		$50		$277		$200

(a)	Duke Energy includes amounts related to non-recourse variable rate long-term debt of VIEs of $620 million at March 31, 2013, and at December 31, 2012, respectively.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY

The following tables show fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

	March 31, 2013			December 31, 2012
(in millions)	Asset		Liability	Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―	$1	$	―	$2
Deferred credits and other liabilities: other		―	1		―	1
Interest rate contracts
Current assets: other		2	―		2	―
Investments and other assets: other		3	―		7	―
Current Liabilities: Other		(2)	70		―	81
Deferred credits and other liabilities: other		―	30		―	35
Total Derivatives Designated as Hedging Instruments		$3	$102		$9	$119
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other		$52	$9		$41	$2
Investments and other assets: other		32	6		106	50
Current liabilities: other		151	372		106	407
Deferred credits and other liabilities: other		71	293		2	255
Interest rate contracts
Current liabilities: other		―	57		―	76
Deferred credits and other liabilities: other		―	6		―	8
Total Derivatives Not Designated as Hedging Instruments		$306	$743		$255	$798
Total Derivatives		$309	$845		$264	$917

The tables below show the balance sheet location of the derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy’s financial position. The amount shown in the net position column is calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements, or with an Independent System Operator (ISO) such as MISO or PJM. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. In addition to the amounts shown as offset, in the table, Duke Energy may also have available accounts receivable or accounts payable, that are subject to master netting agreements that would offset exposures in the event of bankruptcy.

	March 31, 2013
(in millions)	Gross amounts recognized	Gross amounts offset	Net amounts included on the Condensed Consolidated Balance Sheet
Derivative Assets: Current
Subject to Master Netting	$182	$157	$25
Not Subject to Master Netting	21	―	21
Total Derivative Assets: Current	203	157	46	(a)
Derivative Assets: Non-current
Subject to Master Netting	91	75	16
Not Subject to Master Netting	15	―	15
Total Derivative Assets: Non-current	106	75	31	(b)
Derivative Liabilities: Current
Subject to Master Netting	350	222	128
Not Subject to Master Netting	159	―	159
Total Derivative Liabilities: Current	509	222	287	(c)
Derivative Liabilities: Non-current
Subject to Master Netting	295	118	177
Not Subject to Master Netting	41	―	41
Total Derivative Liabilities: Non-current	336	118	218	(d)

	December 31, 2012
(in millions)	Gross amounts recognized	Gross amounts offset	Net amounts included on the Condensed Consolidated Balance Sheet
Derivative Assets: Current
Subject to Master Netting	$127	$114	$13
Not Subject to Master Netting	22	―	22
Total Derivative Assets: Current	149	114	35	(a)
Derivative Assets: Non-current
Subject to Master Netting	96	54	42
Not Subject to Master Netting	19	―	19
Total Derivative Assets: Non-current	115	54	61	(b)
Derivative Liabilities: Current
Subject to Master Netting	402	151	251
Not Subject to Master Netting	166	―	166
Total Derivative Liabilities: Current	568	151	417	(c)
Derivative Liabilities: Non-current
Subject to Master Netting	295	90	205
Not Subject to Master Netting	54	―	54
Total Derivative Liabilities: Non-current	349	90	259	(d)

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following table shows the amount of gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract, and the Condensed Consolidated Statements of Operations line items in which such gains and losses are included when reclassified from AOCI.

	Three Months Ended March 31,
(in millions)	2013	2012
Pre-tax Gains (Losses) Recorded in AOCI
Interest rate contracts	$13	$18
Commodity contracts	1	―
Total Pre-tax Gains (Losses) Recorded in AOCI	$14	$18
Location of Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts(b)
Interest expense	$(1)	$(1)
Total Pre-tax Gains (Losses) Reclassified from AOCI into Earnings	$(1)	$(1)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.
(b)

Amounts in AOCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

There was no hedge ineffectiveness during the three months ended March 31, 2013 and 2012, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods.

At March 31, 2013, and 2012, $144 million and $102 million, respectively of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges were included as a component of AOCI and a $4 million pre-tax gain is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

The following tables show the amount of pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument, and the line items in the Condensed Consolidated Statements of Comprehensive Income in which such gains and losses are included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities.

	Three Months Ended March 31,
(in millions)	2013	2012
Location of Pre-tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$6	$	―
Revenue, nonregulated electric, natural gas and other	(82)		36
Fuel used in electric generation and purchased power regulated	(52)		―
Fuel used in electric generation and purchased power - nonregulated	(7)		―
Interest rate contracts
Interest expense	(4)		―
Total Pre-tax (Losses) Gains Recognized in Earnings	$(139)		$36
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory asset	$105		$(1)
Regulatory liability	(5)		5
Interest rate contracts
Regulatory asset	13		22
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets of Liabilities	$113		$26

DUKE ENERGY CAROLINAS

The following tables show fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy Carolinas nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

	March 31, 2013			December 31, 2012
(in millions)	Asset		Liability	Asset		Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―	$2	$	―	$6
Deferred credits and other liabilities: other		―	3		―	6
Total Derivatives Not Designated as Hedging Instruments	$	―	$5	$	―	$12
Total Derivatives	$	―	$5	$	―	$12

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The tables below show the balance sheet location of the derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy Carolinas’ financial position. The amount shown in the net position column is calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements, or with an ISO such as MISO or PJM. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. In addition to the amounts shown as offset, in the table, Duke Energy Carolinas may also have available accounts receivable or accounts payable to offset exposures in the event of bankruptcy.

	March 31, 2013
(in millions)	Gross amounts recognized	Gross amounts offset		Net amounts included on the Condensed Consolidated Balance Sheet
Derivative Liabilities: Current
Not Subject to Master Netting	$2	$	―	$2	(a)
Derivative Liabilities: Non-current
Not Subject to Master Netting	3		―	3	(b)

	December 31, 2012
(in millions)	Gross amounts recognized	Gross amounts offset		Net amounts included on the Condensed Consolidated Balance Sheet
Derivative Liabilities: Current
Not Subject to Master Netting	$6	$	―	$6	(a)
Derivative Liabilities: Non-current
Not Subject to Master Netting	6		―	6	(b)

(a)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

There were insignificant losses on cash flow hedges reclassified at Duke Energy Carolinas for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013 and 2012, there were no pre-tax deferred net gains or losses on outstanding derivative instruments related to cash flow hedges remaining in AOCI for Duke Energy Carolinas.

At March 31, 2013 and 2012, there were no pre-tax losses recognized on undesignated contracts for Duke Energy Carolinas.

PROGRESS ENERGY

The following tables show fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Progress Energy nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associate with the derivative contracts have not been netted against the fair value amounts.

	March 31, 2013				December 31, 2012
(in millions)	Asset		Liability		Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―		$1	$	―		$2
Deferred credits and other liabilities: other		―		1		―		1
Total Derivatives Designated as Hedging Instruments	$	―		$2	$	―		$3
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other		$13	$	―		$3	$	―
Investments and other assets: other		2		―		8		―
Current liabilities: other		20		140		―		231
Deferred credits and other liabilities: other		12		159		―		195
Interest rate contracts
Current liabilities: other		―		―		―		11
Total Derivatives Not Designated as Hedging Instruments		$47		$299		$11		$437
Total Derivatives		$47		$301		$11		$440

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The tables below show the balance sheet location of the derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Progress Energy’s financial position. The amount shown in the net position column is calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements, or with an ISO such as MISO or PJM. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. In addition to the amounts shown as offset, in the table, Progress Energy may also have available accounts receivable or accounts payables to offset exposures in the event of bankruptcy.

	March 31, 2013
(in millions)	Gross amounts recognized	Gross amounts offset	Net amounts included on the Condensed Consolidated Balance Sheet
Derivative Assets: Current
Subject to Master Netting	$33	$21	$12	(a)
Derivative Assets: Non-current
Subject to Master Netting	14	12	2	(b)
Derivative Liabilities: Current
Subject to Master Netting	141	34	107	(c)
Derivative Liabilities: Non-current
Subject to Master Netting	156	34	122
Not Subject to Master Netting	4	―	4
Total Derivative Liabilities: Non-current	160	34	126	(d)

	December 31, 2012
(in millions)	Gross amounts recognized	Gross amounts offset	Net amounts included on the Condensed Consolidated Balance Sheet
Derivative Assets: Current
Subject to Master Netting	$3	$ ―	$3	(a)
Derivative Assets: Non-current
Subject to Master Netting	8	―	8	(b)
Derivative Liabilities: Current
Subject to Master Netting	244	22	222	(c)
Derivative Liabilities: Non-current
Subject to Master Netting	192	36	156
Not Subject to Master Netting	4	―	4
Total Derivative Liabilities: Non-current	196	36	160	(d)

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

The following table shows the amount of gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract, and the Condensed Consolidated Statements of Operations and Comprehensive Income line items in which such gains and losses are included when reclassified from AOCI.

	Three Months Ended March 31,
(in millions)	2013		2012
Pre-tax Gains (Losses) Recorded in AOCI
Commodity contracts		$1	$	―
Interest rate contracts		―		4
Total Pre-tax Gains (Losses) Recorded in AOCI		$1		$4
Location of Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts(b)
Interest expense	$	―		$(4)
Total Pre-tax Gains (Losses) Reclassified from AOCI into Earnings	$	―		$(4)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationships and reclassified into earnings during the current period.
(b)

Amounts in AOCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

At March 31, 2013, and 2012 $68 million and $226 million, respectively of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges were included as a component of AOCI and a $5 million pre-tax loss is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

The following tables show the amount of pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument, and the line items in the Consolidated Statements of Operations and Comprehensive Income in which such gains and losses are included or deferred on the consolidated Balance Sheets as regulatory assets or liabilities.

	Three Months Ended March 31,
(in millions)	2013	2012
Location of Pre-tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$6	$	―
Fuel used in electric generation and purchased power - regulated(a)	(52)		(105)
Other income and expenses, net	―		8
Interest rate contracts
Interest expense	(4)		―
Total Pre-tax (Losses) Gains Recognized in Earnings	$(50)		$(97)
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(c)
Regulatory asset	$105		$(206)
Interest rate contracts(b)
Regulatory asset	5		―
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets of Liabilities	$110		$(206)

(a)	After the settlement of the derivatives and the consumption of the fuel, gains or losses are passed through the fuel cost-recovery clause.
(b)

Amounts in regulatory assets and liabilities related to terminated hedges are reclassified to earnings as the interest expense is recorded. The hedges will be amortized to interest expense over the term of the related debt.

(c)	Amounts are recorded as regulatory assets and liabilities in the Condensed Consolidated Balance Sheets until gains or losses are passed through the fuel cost-recovery clause.

DUKE ENERGY PROGRESS

The following tables show fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy Progress nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

	March 31, 2013				December 31, 2012
(in millions)	Asset		Liability		Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―		$1	$	―		1
Deferred credits and other liabilities: other		―		1		―		1
Total Derivatives Designated as Hedging Instruments	$	―		$2	$	―		$2
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current assets: other		$4	$	―		$1	$	―
Investments and other assets: other		―		―		1		―
Current liabilities: other		8		52		―		85
Deferred credits and other liabilities: other		2		54		―		68
Interest rate contracts
Current liabilities: other		―		―		―		11
Total Derivatives Not Designated as Hedging Instruments		$14		$106		$2		$164
Total Derivatives		$14		$108		$2		$166

(a)	Substantially all of these contracts receive regulatory treatment.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The tables below show the balance sheet location of the derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy Progress’ financial position. The amount shown in the net position column is calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements, or with an ISO such as MISO or PJM. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. In addition to the amounts shown as offset, in the table, Duke Energy Progress may also have available accounts receivable or accounts payable to offset exposures in the events of bankruptcy.

	March 31, 2013
(in millions)	Gross amounts recognized	Gross amounts offset	Net amounts included on the Condensed Consolidated Balance Sheet
Derivative Assets: Current
Subject to Master Netting	$12	$8	$4	(a)
Derivative Assets: Non-current
Subject to Master Netting	2	2	―	(b)
Derivative Liabilities: Current
Subject to Master Netting	53	8	45	(c)
Derivative Liabilities: Non-current
Subject to Master Netting	55	5	50	(d)

	December 31, 2012
(in millions)	Gross amounts recognized	Gross amounts offset	Net amounts included on the Condensed Consolidated Balance Sheet
Derivative Assets: Current
Subject to Master Netting	$1	$ ―	$1	(a)
Derivative Assets: Non-current
Subject to Master Netting	1	―	1	(b)
Derivative Liabilities: Current
Subject to Master Netting	97	2	95	(c)
Derivative Liabilities: Non-current
Subject to Master Netting	69	7	62	(d)

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following table shows the amount of gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract, and the Condensed Consolidated Statements of Operations and Comprehensive Income line items in which such gains and losses are included when reclassified from AOCI.

	Three Months Ended March 31,
(in millions)	2013		2012
Pre-tax Gains (Losses) Recorded in AOCI
Interest rate contracts(b)	$	―	$5
Total Pre-tax Gains (Losses) Recorded in AOCI	$	―	$5
Location of Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts(b)
Interest expense	$	―	$(3)
Total Pre-tax Gains (Losses) Reclassified from AOCI into Earnings	$	―	$(3)

(a)			Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationships and reclassified into earnings during the current period
(b)

Amounts in AOCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

At March 31, 2012, $109 million of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges were included as a component of AOCI.

The following tables show the amount of pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument and the line items in the Condensed Consolidated Statements of Operations and Comprehensive Income in which such gains and losses are included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities.

	Three Months Ended March 31,
(in millions)	2013	2012
Location of Pre-tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$6	$	―
Fuel used in electric generation and purchased power -regulated(a)	(17)		(26)
Interest rate contracts
Interest expense	(3)		―
Total Pre-tax (Losses) Gains Recognized in Earnings	$(14)		$(26)
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(c)
Regulatory asset	$36		$(59)
Interest rate contracts(b)
Regulatory asset	3		―
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets of Liabilities	$39		$(59)

(a)	After the settlement of the derivatives and the consumption of fuel, gains or losses are passed through the fuel cost-recovery clause.
(b)

Amounts in regulatory assets and liabilities related to terminated hedges are reclassified to earnings as the interest expense is recorded. The hedges will be amortized to interest expense over the term of the related debt.

(c)	Amounts are recorded in regulatory assets and liabilities in the Condensed Consolidated Balance Sheets until gains or losses are passed through the fuel cost-recovery clause.

DUKE ENERGY FLORIDA

The following tables show fair value amounts of derivative contracts, and the line items in the Condensed Balance Sheets in which such amounts are included. The fair value of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy Florida nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

	March 31, 2013				December 31, 2012
(in millions)	Asset		Liability		Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current liabilities: other	$	―	$	―	$	―		$1
Total Derivatives Designated as Hedging Instruments	$	―	$	―	$	―		$1
Derivatives Not Designated as Hedging Instruments
Commodity contracts(a)
Current Assets: Other		$8	$	―		$2	$	―
Investments and Other Assets: Other		2		―		7		―
Current liabilities: other		13		89		―		146
Deferred credits and other liabilities: other		10		101		―		123
Total Derivatives Not Designated as Hedging Instruments		$33		$190		$9		$269
Total Derivatives		$33		$190		$9		$270

(a)	Substantially all of these contracts receive regulatory treatment.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The tables below show the balance sheet location of the derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy Florida’s financial position. The amount shown in the net position column is calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements, or with an ISO such as MISO or PJM. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. In addition to the amounts offset, in the table, Duke Energy Florida may also have available accounts receivable or accounts payable to offset exposures in the event of bankruptcy.

	March 31, 2013
(in millions)	Gross amounts recognized	Gross amounts offset	Net amounts included on Condensed Balance Sheet
Derivative Assets: Current
Subject to Master Netting	$21	$13	$8	(a)
Derivative Assets: Non-current
Subject to Master Netting	12	10	2	(b)
Derivative Liabilities: Current
Subject to Master Netting	89	26	63	(c)
Derivative Liabilities: Non-current
Subject to Master Netting	101	29	72	(d)

	December 31, 2012
(in millions)	Gross amounts recognized	Gross amounts offset	Net amounts included on Condensed Balance Sheet
Derivative Assets: Current
Subject to Master Netting	$2	$ ―	$2	(a)
Derivative Assets: Non-current
Subject to Master Netting	7	―	7	(b)
Derivative Liabilities: Current
Subject to Master Netting	147	20	127	(c)
Derivative Liabilities: Non-current
Subject to Master Netting	123	29	94	(d)

(a)	Included in Other within Current Assets on the Condensed Balance Sheet.
(b)	Included in Other within Investments and Other Assets on the Condensed Balance Sheet.
(c)	Included in Other within Current Liabilities on the Condensed Balance Sheet.
(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Balance Sheet.

There were insignificant gains on cash flow hedges recorded or reclassified at Duke Energy Florida for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2012, $42 million of pre-tax deferred net losses on derivative instruments related to outstanding interest rate cash flow hedges that were included as a component of AOCI.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following tables show the amount of pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument and the line items in the Condensed Consolidated Statements of Operations and Comprehensive Income in which such gains and losses are included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities.

	Three Months Ended March 31,
(in millions)	2013	2012
Location of Pre-tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Fuel used in electric generation and purchased power - regulated(a)	$(35)	$(79)
Interest rate contracts
Interest expense	(1)	―
Total Pre-tax (Losses) Gains Recognized in Earnings	$(36)	$(79)
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts(b)
Regulatory asset	$69	$(147)
Interest rate contracts
Regulatory asset	1	―
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets of Liabilities	$70	$(147)

(a)	After the settlement of the derivatives and the consumption of fuel, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory assets and liabilities in the Condensed Balance Sheets until gains or losses are passed through the fuel cost-recovery clause.

DUKE ENERGY OHIO

The following tables show fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy Ohio nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

	March 31, 2013			December 31, 2012
(in millions)	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current assets: other	$2	$	―	$2	$	―
Total Derivatives Designated as Hedging Instruments	$2	$	―	$2	$	―
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other	$42		$32	$31		$4
Investments and other assets: other	13		7	81		51
Current liabilities: other	130		182	106		132
Deferred credits and other liabilities: other	57		91	―		4
Interest rate contracts
Current liabilities: other	―		1	―		1
Deferred credits and other liabilities: other	―		6	―		7
Total Derivatives Not Designated as Hedging Instruments	$242		$319	$218		$199
Total Derivatives	$244		$319	$220		$199

The tables below show the balance sheet location of the derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy Ohio’s financial position. The amount shown in the net position column is calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements, or with an ISO such as MISO or PJM. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. In addition to the amounts shown as offset, in the table, Duke Energy Ohio may also have available accounts receivable or accounts payable to offset exposures in the event of bankruptcy.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

	March 31, 2013
(in millions)	Gross amounts recognized	Gross amounts offset	Net amounts included on the Condensed Consolidated Balance Sheet
Derivative Assets: Current
Subject to Master Netting	$172	$163	$9
Not Subject to Master Netting	2	―	2
Total Derivative Assets: Current	174	163	11	(a)
Derivative Assets: Non-current
Subject to Master Netting	70	63	7	(b)
Derivative Liabilities: Current
Subject to Master Netting	214	209	5
Not Subject to Master Netting	1	―	1
Total Derivative Liabilities: Current	215	209	6	(c)
Derivative Liabilities: Non-current
Subject to Master Netting	98	90	8
Not Subject to Master Netting	6	―	6
Total Derivative Liabilities: Non-current	104	90	14	(d)

	December 31, 2012
(in millions)	Gross amounts recognized	Gross amounts offset	Net amounts included on the Condensed Consolidated Balance Sheet
Derivative Assets: Current
Subject to Master Netting	$137	$110	$27
Not Subject to Master Netting	2	―	2
Total Derivative Assets: Current	139	110	29	(a)
Derivative Assets: Non-current
Subject to Master Netting	81	51	30	(b)
Derivative Liabilities: Current
Subject to Master Netting	136	125	11
Not Subject to Master Netting	1	―	1
Total Derivative Liabilities: Current	137	125	12	(c)
Derivative Liabilities: Non-current
Subject to Master Netting	55	51	4
Not Subject to Master Netting	7	―	7
Total Derivative Liabilities: Non-current	62	51	11	(d)

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.
(d)	Included in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

There were no gains or losses on cash flow hedges recorded or reclassified at Duke Energy Ohio for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013, there were no pre-tax deferred net gains or losses on derivative instruments related to cash flow hedges remaining in AOCI for Duke Energy Ohio.

The following tables show the amount of the pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument, and the line items in the Condensed Consolidated Statements of Operations and Comprehensive Income in which such gains and losses are included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities.

	Three Months Ended March 31,
(in millions)	2013		2012
Location of Pre-tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, nonregulated electric, natural gas and other		$(91)	$71
Fuel used in electric generation and purchased power - nonregulated		(7)	―
Total Pre-tax (Losses) Gains Recognized in Earnings		$(98)	$71
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory asset	$	―	$(2)
Interest rate contracts
Regulatory asset		1	1
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets of Liabilities		$1	$(1)

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY INDIANA

The following tables show fair value amounts of derivative contracts, and the line items in the Condensed Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy Indiana nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

	March 31, 2013			December 31, 2012
(in millions)	Asset	Liability		Asset	Liability
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current assets: other	$5	$	―	$10	$	―
Interest rate contracts
Current liabilities: other	―		55	―		63
Total Derivatives Not Designated as Hedging Instruments	$5		$55	$10		$63
Total Derivatives	$5		$55	$10		$63

The tables below show the balance sheet location of the derivative contracts subject to enforceable master netting agreements and include collateral posted to offset the net position. This disclosure is intended to enable users to evaluate the effect of netting arrangements on Duke Energy Indiana’s financial position. The amount shown in the net position column is calculated by counterparty.

Most derivatives are entered into with counterparties under enforceable master netting agreements, or with an ISO such as MISO or PJM. Derivatives entered into with a clearinghouse are usually over-collateralized due to the requirement to post initial margin upon entering into contracts. The amounts shown as offset are limited by the amount of exposure to a counterparty such that an over collateralized position at one counterparty is not allowed to reduce an under collateralized position at another counterparty. In addition to the amounts shown as offset, in the table, Duke Energy Indiana may also have available accounts receivable or accounts payable to offset exposures in the event of bankruptcy.

	March 31, 2013
(in millions)	Gross amounts recognized	Gross amounts offset		Net amounts included on the Condensed Consolidated Balance Sheets
Derivative Assets: Current
Subject to Master Netting	$5	$	―	$5	(a)
Derivative Liabilities: Current
Not Subject to Master Netting	55		―	55	(b)

	December 31, 2012
(in millions)	Gross amounts recognized	Gross amounts offset		Net amounts included on the Condensed Consolidated Balance Sheets
Derivative Assets: Current
Subject to Master Netting	$10	$	―	$10	(a)
Derivative Liabilities: Current
Not Subject to Master Netting	63		―	63	(b)

(a)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheet.
(b)	Included in Other within Current Liabilities on the Condensed Consolidated Balance Sheet.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

There were insignificant gains on cash flow hedges reclassified at Duke Energy Indiana for the three months ended March 31, 2013 and 2012, respectively.

There were no pre-tax deferred net gains or losses on derivative instruments related to cash flow hedges remaining in AOCI for Duke Energy Indiana at March 31, 2013, and 2012, respectively.

The following tables show the amount of the pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument and line items in the Condensed Consolidated Statements of Operations and Comprehensive Income in which such gains and losses are included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities.

	Three Months Ended March 31,
(in millions)	2013	2012
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory liability	$4	$4
Interest rate contracts
Regulatory asset	8	21
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets of Liabilities	$12	$25

CREDIT RISK

Certain derivative contracts of the Duke Energy Registrants contain contingent credit features, such as material adverse change clauses or payment acceleration clauses that could result in immediate payments, the posting of letters of credit or the termination of the derivative contract before maturity if specific events occur, such as a credit rating downgrade below investment grade.

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represent the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered.

	March 31, 2013
(in millions)	Duke Energy	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$512	$230	$79	$151	$279
Collateral already posted	215	35	3	32	180
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered at the end of the reporting period	202	195	76	119	7

	December 31, 2012
(in millions)	Duke Energy	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio
Aggregate fair value amounts of derivative instruments in a net liability position	$466	$286	$108	$178	$176
Collateral already posted	163	59	9	50	104
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered at the end of the reporting period	230	227	99	128	2

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. In accordance with applicable accounting guidance, the Duke Energy Registrants have elected to offset fair value amounts (or amounts that approximate fair value) recognized on their Condensed Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. The amounts disclosed in the table below represent the receivables related to the right to reclaim cash collateral and payables related to the obligation to return cash collateral under master netting arrangements. See Note 9 for additional information on fair value disclosures related to derivatives.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

	March 31, 2013			December 31, 2012
(in millions)	Receivables	Payables		Receivables	Payables
Duke Energy
Amounts offset against net derivative positions	$107	$	―	$73	$	―
Amounts not offset against net derivative positions	108		―	93		―
Progress Energy
Amounts offset against net derivative positions	35		―	58		―
Amounts not offset against net derivative positions	―		―	1		―
Duke Energy Progress
Amounts offset against net derivative positions	3		―	9		―
Amounts not offset against net derivative positions	―		―	―		―
Duke Energy Florida
Amounts offset against net derivative positions	32		―	49		―
Amounts not offset against net derivative positions	―		―	1		―
Duke Energy Ohio
Amounts offset against net derivative positions	72		―	15		―
Amounts not offset against net derivative positions	$108	$	―	$92	$	―

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

The Duke Energy Registrants classify recurring and non-recurring fair value measurements based on the following fair value hierarchy, as prescribed by the accounting guidance for fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1—unadjusted quoted prices in active markets for identical assets or liabilities the Duke Energy Registrants have the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information. The Duke Energy Registrants’ Level 1 primarily consists of financial instruments such as exchange-traded derivatives and listed equities.

Level 2—a fair value measurement utilizing inputs other than a quoted market price that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates. A Level 2 measurement cannot have more than an insignificant portion of the valuation based on unobservable inputs. Instruments in this category include non-exchange-traded derivatives, such as over-the-counter forwards, swaps and options; certain marketable debt securities; and financial instruments traded in less than active markets.

Level 3—any fair value measurements which include unobservable inputs for the asset or liability for more than an insignificant portion of the valuation. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments may include longer-term instruments that extend into periods in which quoted prices or other observable inputs are not available.

The fair value accounting guidance for financial instruments permits entities to elect to measure many financial instruments and certain other items at fair value that are not required to be accounted for at fair value under other GAAP. There are no financial assets or financial liabilities that are not required to be accounted for at fair value under GAAP for which the option to record at fair value has been elected by the Duke Energy Registrants. However, in the future, the Duke Energy Registrants may elect to measure certain financial instruments at fair value in accordance with this accounting guidance.

Transfers out of and into Levels 1, 2 or 3 represent existing assets or liabilities previously categorized as a higher level for which the inputs to the estimate became less observable or assets and liabilities that were previously classified as Level 2 or 3 for which the lowest significant input became more observable during the period, respectively. The Duke Energy Registrant’s policy for the recognition of transfers between levels of the fair value hierarchy is to recognize the transfer at the end of the period. There were no transfers out of or into Levels 1, 2 and 3 during the three months ended March 31, 2013.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Valuation methods of the primary fair value measurements disclosed below are as follows:

Investments in equity securities

Investments in equity securities, other than those accounted for as equity and cost method investments, are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Prices have not been adjusted to reflect for after-hours market activity. The majority of investments in equity securities are valued using Level 1 measurements. For certain investments that are valued on a net asset value per share (or its equivalent), or the net asset value basis, when the Duke Energy Registrants do not have the ability to redeem the investment in the near term at net asset value per share (or its equivalent), or the net asset value is not available as of the measurement date, the fair value measurement of the investment is categorized as Level 3.

Investments in available-for-sale auction rate securities

Duke Energy and Duke Energy Carolinas hold auction rate securities for which an active market does not currently exist. Auction rate securities held are student loan securities for which at March 31, 2013  approximately 84 percent is ultimately backed by the U.S. government. At March 31, 2013, approximately 24 percent of these securities are AAA rated. As of March 31, 2013, and December, 31 2012 all of these auction rate securities are classified as long-term investments and are valued using Level 3 measurements. The methods and significant assumptions used to determine the fair values of the investment in auction rate debt securities represent estimations of fair value using internal discounted cash flow models which incorporate primarily management’s own assumptions as to the term over which such investments will be recovered at par (ranging from 10 to 19 years), the current level of interest rates (less than 0.3%), and the appropriate risk-adjusted discount rates (up to 5.0% reflecting a tenor of up to 19 years). In preparing the valuations, all significant value drivers were considered, including the underlying collateral (primarily evaluated on the basis of credit ratings, parity ratios and the percentage of loans backed by the U.S. government).

There were no other-than-temporary impairments associated with investments in auction rate debt securities during the three months ended March 31, 2013 or 2012.

Investments in debt securities

Most debt investments, including those held in the Nuclear Decommissioning Trust Funds (NDTF), are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measurements. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement. U.S. Treasury debt is typically a Level 1 measurement.

Commodity derivatives

The pricing for commodity derivatives is primarily a calculated value which incorporates the forward price and is adjusted for liquidity (bid-ask spread), credit or non-performance risk (after reflecting credit enhancements such as collateral) and discounted to present value. The primary difference between a Level 2 and a Level 3 measurement relates to the level of activity in forward markets for the commodity. If the market is relatively inactive, the measurement is deemed to be a Level 3 measurement. Commodity derivatives with clearinghouses are classified as Level 1 measurements. For commodity derivative contracts classified as Level 3, Duke Energy utilizes internally-developed financial models based upon the income approach (discounted cash flow method) to measure the fair values. The primary inputs to these models are the forward commodity prices used to develop the forward price curves for the respective instrument. The pricing inputs are derived from published exchange transaction prices and other observable or public data sources. In the absence of observable market information that supports the pricing inputs, there is a presumption that the transaction price is equal to the last observable price for a similar period. For the commodity derivative contracts classified as Level 3, the pricing inputs for natural gas and electricity forward price curves are not observable for the full term of the related contracts. In isolation, increases (decreases) in unobservable natural gas forward prices would result in favorable (unfavorable) fair value adjustments for gas purchase contracts. In isolation, increases (decreases) in unobservable electricity forward prices would result in unfavorable (favorable) fair value adjustments for electricity sales contracts. Duke Energy regularly evaluates and validates the pricing inputs used to estimate fair value of gas purchase contracts by a market participant price verification procedure, which provides a comparison of internal forward commodity curves to market participant generated curves.

Interest rate derivatives

Most over-the-counter interest rate contract derivatives are valued using financial models which utilize observable inputs for similar instruments and are classified within Level 2. Such models may be internally developed, but are similar to models commonly used across industries to value derivative contracts. To determine fair value, the Duke Energy Registrants utilize various inputs and factors including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. The inputs and factors may include forward interest rate curves, notional amounts, interest rates and credit quality of the Duke Energy Registrants and their counterparties.

Goodwill and Long-lived Assets. See Note 7 for a discussion of the valuation for goodwill and long-lived assets.

DUKE ENERGY

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy's Condensed Consolidated Balance Sheets. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Derivative amounts in the table

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

below exclude cash collateral amounts which are disclosed in Note 8. See Note 10 for additional information related to investments by major security type.

	March 31, 2013
(in millions)	Total Fair Value	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$28	$	―	$	―	$28
Nuclear decommissioning trust fund equity securities	3,104		3,026		57	21
Nuclear decommissioning trust fund debt securities	1,432		356		1,027	49
Other trading and available-for-sale equity securities(b)	93		84		9	―
Other trading and available-for-sale debt securities(c)	634		94		540	―
Derivative assets(b)	75		1		20	54
Total assets	5,366		3,561		1,653	152
Derivative liabilities(d)	(611)		(77)		(398)	(136)
Net assets	$4,755		$3,484		$1,255	$16

	December 31, 2012
(in millions)	Total Fair Value	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$29	$	―	$	―	$29
Nuclear decommissioning trust fund equity securities	2,837		2,762		54	21
Nuclear decommissioning trust fund debt securities	1,405		317		1,040	48
Other trading and available-for-sale equity securities(b)	72		63		9	―
Other trading and available-for-sale debt securities(c)	602		40		562	―
Derivative assets(b)	103		18		22	63
Total assets	5,048		3,200		1,687	161
Derivative liabilities(d)	(756)		(17)		(591)	(148)
Net assets	$4,292		$3,183		$1,096	$13

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Investments and Other Assets and Short-term Investments on the Condensed Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

	Three Months Ended March 31, 2013
(in millions)	Available-for-Sale Auction Rate Securities		Available-for-Sale NDTF Investments		Derivatives (net)	Total
Balance at December 31, 2012		$29		$69	$(85)	$13
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric		―		―	(6)	(6)
Revenue, nonregulated electric, natural gas, and other		―		―	(4)	(4)
Total pre-tax gains included in other comprehensive income:
Losses on available for sale securities and other		(1)		―	―	(1)
Purchases, sales, issuances and settlements:
Issuances		―		―	6	6
Settlements		―		―	7	7
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability		―		1	―	1
Balance at March 31, 2013		$28		$70	$(82)	$16
Pre-tax amounts included in the Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at March 31, 2013
Regulated electric	$	―	$	―	$1	1
Revenue, nonregulated electric, natural gas, and other		―		―	(10)	(10)
Total	$	―	$	―	$(9)	$(9)

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

	Three Months Ended March 31, 2012
(in millions)	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)	Total
Balance at December 31, 2011	$71	$53	$(39)	$85
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric	―	―	8	8
Revenue, nonregulated electric, natural gas, and other	―	―	(2)	(2)
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	1	―	―	1
Purchases, sales, issuances and settlements:
Purchases	―	2	―	2
Settlements	―	―	(9)	(9)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	―	1	―	1
Balance at March 31, 2012	$72	$56	$(42)	$86

DUKE ENERGY CAROLINAS

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets at fair value. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 10 for additional information related to investments by major security type. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2013
(in millions)	Total Fair Value	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$3	$	―	$	―	$3
Nuclear decommissioning trust fund equity securities	1,734		1,663		50	21
Nuclear decommissioning trust fund debt securities	785		180		556	49
Total assets	$2,522		$1,843		$606	$73
Derivative liabilities(b)	(5)		―		―	(5)
Net assets	$2,517		$1,843		$606	$68

	December 31, 2012
(in millions)	Total Fair Value	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$3	$	―	$	―	$3
Nuclear decommissioning trust fund equity securities	1,592		1,523		48	21
Nuclear decommissioning trust fund debt securities	762		155		559	48
Total assets	$2,357		$1,678		$607	$72
Derivative liabilities(b)	(12)		―		―	(12)
Net Assets	$2,345		$1,678		$607	$60

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheet.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a  recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

	Three Months Ended March 31,2013
	Available-for-Sale Auction Rate Securities		Available-for-Sale NDTF Investments		Derivatives (net)	Total
Balance at December 31, 2012		$3		$69	$(12)	$60
Purchases, sales, issuances and settlements:
Settlements		―		―	7	7
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability		―		1	―	1
Balance at March 31, 2013		$3		$70	$(5)	$68
Pre-tax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at March 31, 2013
Regulated electric	$	―	$	―	$(5)	(5)
Total	$	―	$	―	$(5)	$(5)

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

	Three Months Ended March 31, 2012
	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)		Total
Balance at December 31, 2011	$12	$53	$	―	$65
Purchases, sales, issuances and settlements:
Purchases	―	2		―	2
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	―	1		―	1
Balance at March 31, 2012	$12	$56	$	―	$68

PROGRESS ENERGY

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Progress Energy's Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 10 for additional information related to investments by major security type. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,369	$1,363	$6	$	―
Nuclear decommissioning trust fund debt securities and other	648	177	471		―
Other trading and available-for-sale debt securities and other(a)	60	20	40		―
Derivative assets(b)	15	―	15		―
Total assets	2,092	1,560	532		―
Derivative liabilities(c)	(269)	―	(238)		(31)
Net assets	$1,823	$1,560	$294		$(31)

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$1,245	$1,239	$6	$	―
Nuclear decommissioning trust fund debt securities and other	643	162	481		―
Other trading and available-for-sale debt securities and other(a)	57	17	40		―
Derivative assets(b)	11	―	11		―
Total assets	1,956	1,418	538		―
Derivative liabilities(c)	(440)	―	(402)		(38)
Net assets	$1,516	$1,418	$136		$(38)

(a)	Included in Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(b)	Included in Other Current Assets within Current Assets and Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

Three Months Ended March 31, 2013
(in millions)	Derivatives (net)
Balance at December 31, 2012	$(38)
Purchases, sales, issuances and settlements:
Issuances	6
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	1
Balance at March 31, 2013	$(31)
Pre-tax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at March 31, 2013
Regulated electric	$6
Total	$6

Three Months Ended March 31, 2012
(in millions)	Derivatives (net)
Balance at December 31, 2011	$(24)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(3)
Balance at March 31, 2012	$(27)

DUKE ENERGY PROGRESS

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Progress' Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 10 for additional information related to investments by major security type. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2		Level 3
Nuclear decommissioning trust fund equity securities	$894	$894	$	―	$	―
Nuclear decommissioning trust fund debt securities and other	453	123		330		―
Other trading and available-for-sale debt securities and other(a)	4	4		―		―
Derivative assets(b)	5	―		5		―
Total assets	1,356	1,021		335		―
Derivative liabilities(c)	(98)	―		(67)		(31)
Net assets	$1,258	$1,021		$268		$(31)

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2		Level 3
Nuclear decommissioning trust fund equity securities	$811	$811	$	―	$	―
Nuclear decommissioning trust fund debt securities and other	448	119		329		―
Other trading and available-for-sale debt securities and other(a)	3	3		―		―
Derivative assets(b)	2	―		2		―
Total assets	1,264	933		331		―
Derivative liabilities(c)	(166)	―		(128)		(38)
Net assets	$1,098	$933		$203		$(38)

(a)	Included in Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(b)	Included in Other Current Assets within Current Assets and Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Condensed Consolidated Balance Sheets

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

Three Months Ended March 31, 2013
(in millions)	Derivatives (net)
Balance at December 31, 2012	$(38)
Purchases, sales, issuances and settlements:
Issuances	6
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	1
Balance at March 31, 2013	$(31)
Pre-tax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at March 31, 2013
Regulated electric	$6
Total	$6

Three Months Ended March 31, 2012
(in millions)	Derivatives (net)
Balance at December 31, 2011	$(24)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(3)
Balance at March 31, 2012	$(27)

DUKE ENERGY FLORIDA

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Florida's Condensed Balance Sheets. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 10 for additional information related to investments by major security type. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$474	$468	$6	$	―
Nuclear decommissioning trust fund debt securities and other	196	54	142		―
Other trading and available-for-sale debt securities and other(a)	45	5	40		―
Derivative assets(b)	10	―	10		―
Total assets	725	527	198		―
Derivative liabilities(c)	(167)	―	(167)		―
Net assets	$558	$527	$31	$	―

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Nuclear decommissioning trust fund equity securities	$435	$429	$6	$	―
Nuclear decommissioning trust fund debt securities and other	194	43	151		―
Other trading and available-for-sale debt securities and other(a)	43	3	40		―
Derivative assets(b)	9	―	9		―
Total assets	681	475	206		―
Derivative liabilities(c)	(270)	―	(270)		―
Net assets (liabilities)	$411	$475	$(64)	$	―

(a)	Included in Other within Investments and Other Assets in the Condensed Balance Sheets.
(b)	Included in Other Current Assets within Current Assets and Other within Investments and Other Assets in the Condensed Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Condensed Balance Sheets

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY OHIO

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets(a)	$19	$8	$2	$9
Derivative liabilities(b)	(94)	(72)	(8)	(14)
Net liabilities	$(75)	$(64)	$(6)	$(5)

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets(a)	$59	$48	$2	$9
Derivative liabilities(b)	(38)	(15)	(8)	(15)
Net assets (liabilities)	$21	$33	$(6)	$(6)

(a)	Included in Other within Current Assets and Other within Investments and Other Assets in the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities in the Condensed Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

Three Months Ended March 31, 2013
(in millions)	Derivatives (net)
Balance at December 31, 2012	$(6)
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, nonregulated electric, natural gas, and other	4
Purchases, sales, issuances and settlements:
Settlements	(3)
Balance at March 31, 2013	$(5)
Pre-tax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at March 31, 2013:
Revenue, non-regulated electric and other	$(2)
Total	$(2)

Three Months Ended March 31, 2012
(in millions)	Derivatives (net)
Balance at December 31, 2011	$(3)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(1)
Balance at March 31, 2012	$(4)
Pre-tax amounts included in the Condensed Consolidated Statements of Operations and Comprehensive Income related to Level 3 measurements outstanding at March 31, 2012:
Revenue, non-regulated electric and other	$1
Total	$1

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DUKE ENERGY INDIANA

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 10 for additional information related to investments by major security type. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2013
(in millions)	Total Fair Value	Level 1	Level 2		Level 3
Available-for-sale equity securities(a)	$54	$54	$	―	$	―
Available-for-sale debt securities(a)	29	―		29		―
Derivative assets(b)	5	1		―		4
Total assets	88	55		29		$4
Derivative liabilities(c)	(55)	―		(55)		―
Net assets (liabilities)	$33	$55		$(26)		$4

	December 31, 2012
(in millions)	Total Fair Value	Level 1	Level 2		Level 3
Available-for-sale equity securities(a)	$49	$49	$	―	$	―
Available-for-sale debt securities(a)	29	―		29		―
Derivative assets(b)	10	―		―		10
Total assets	88	49		29		$10
Derivative liabilities(c)	(63)	―		(63)		―
Net assets (liabilities)	$25	$49		$(34)		$10

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3).

Three Months Ended March 31, 2013
(in millions)	Derivatives (net)
Balance at December 31, 2012	$10
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric	(5)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(1)
Balance at March 31, 2013	$4

Three Months Ended March 31, 2012
(in millions)	Derivatives (net)
Balance at December 31, 2011	$4
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric	8
Purchases, sales, issuances and settlements:
Settlements	(10)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	1
Balance at March 31, 2012	$3

QUANTITATIVE DISCLOSURES ABOUT UNOBSERVABLE INPUTS

The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3.

	March 31, 2013
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Commodity natural gas contracts	$(85)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$2.84		$10.30
FERC mitigation power sale agreements	(10)	Discounted cash flow	Forward electricity curves - price per MWh	25.35	-	54.56
Financial transmission rights (FTRs)	4	RTO market pricing	FTR price	(0.42)	-	12.72
Commodity power contracts	17	Discounted cash flow	Forward electricity curves - price per MWh	28.40	-	81.60
Commodity capacity contracts	(3)	Discounted cash flow	Forward capacity curves - price per MW day	95.16	-	122.64
Commodity capacity option contracts	2	Discounted cash flow	Forward capacity option curves - price per MW day	31.15	-	81.60
Reserves	(7)		Bid-ask spreads, implied volatility, probability of default
Duke Energy Carolinas
FERC mitigation power sale agreements	$(5)	Discounted cash flow	Forward electricity curves - price per MWh	$28.18	-	54.56
Progress Energy
Commodity natural gas contracts	$(26)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$4.13	-	4.54
FERC mitigation power sale agreements	(5)	Discounted cash flow	Forward electricity curves - price per MWh	25.35	-	48.68
Duke Energy Progress
Commodity natural gas contracts	$(26)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$4.13	-	4.54
FERC mitigation power sale agreements	(5)	Discounted cash flow	Forward electricity curves - price per MWh	25.35	-	48.68
Duke Energy Ohio
Commodity power contracts	$25	Discounted cash flow	Forward electricity curves - price per MWh	$28.40	-	61.35
Commodity natural gas contracts	(23)	Discounted cash flow	Forward natural gas curves - price per MMBtu	3.98	-	4.69
Reserves	(7)		Bid-ask spreads, implied volatility, probability of default
Duke Energy Indiana
Financial transmission rights (FTRs)	$4	RTO market pricing	FTR price	$(0.42)		$12.72

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

	December 31, 2012
Investment Type	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy
Commodity natural gas contracts	$(53)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$2.33		$9.99
FERC mitigation power sale agreements	(23)	Discounted cash flow	Forward electricity curves - price per MWh	25.83	-	48.69
Financial transmission rights (FTRs)	11	RTO market pricing	FTR price	23.63	-	39.22
Commodity power contracts	(8)	Discounted cash flow	Forward electricity curves - price per MWh	24.82	-	77.96
Commodity capacity contracts	(3)	Discounted cash flow	Forward capacity curves - price per MW day	95.16	-	105.36
Commodity capacity option contracts	3	Discounted cash flow	Forward capacity option curves - price per MW day	4.68	-	77.96
Reserves	(12)		Bid-ask spreads, implied volatility, probability of default
Duke Energy Carolinas
FERC mitigation power sale agreements	$(12)	Discounted cash flow	Forward electricity curves - price per MWh	$25.83	-	48.69
Progress Energy
Commodity natural gas contracts	$(27)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$4.07	-	4.45
FERC mitigation power sale agreements	(11)	Discounted cash flow	Forward electricity curves - price per MWh	25.83	-	48.69
Duke Energy Progress
Commodity natural gas contracts	$(27)	Discounted cash flow	Forward natural gas curves - price per MMBtu	$4.07	-	4.45
FERC mitigation power sale agreements	(11)	Discounted cash flow	Forward electricity curves - price per MWh	25.83	-	48.69
Duke Energy Ohio
Financial transmission rights (FTRs)	$1	RTO market pricing	FTR price	$27.17		$39.22
Commodity power contracts	(1)	Discounted cash flow	Forward electricity curves - price per MWh	25.90	-	57.50
Commodity natural gas contracts	5	Discounted cash flow	Forward natural gas curves - price per MMBtu	3.30	-	4.51
Reserves	(11)		Bid-ask spreads, implied volatility, probability of default
Duke Energy Indiana
Financial transmission rights (FTRs)	$10	RTO market pricing	FTR price	$23.63		$35.43

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

OTHER FAIR VALUE DISCLOSURES

The fair value of long-term debt, including current maturities, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined are not necessarily indicative of the amounts the Duke Energy Registrants could have settled in current markets. The fair value of the long-term debt is determined using Level 2 measurements.

	March 31, 2013		December 31, 2012
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy (a)	$39,662	$44,068	$39,461	$44,001
Duke Energy Carolinas(b)	8,740	10,036	8,741	10,096
Progress Energy	14,224	16,276	14,428	16,563
Duke Energy Progress	5,336	5,757	4,840	5,277
Duke Energy Florida	4,894	5,730	5,320	6,222
Duke Energy Ohio	1,994	2,142	1,997	2,117
Duke Energy Indiana	3,702	4,228	3,702	4,268

(a)	Includes book value of Non-recourse long-term debt of variable interest entities of $1,255 million and $852 million March 31, 2013 and December 31, 2012, respectively.
(b)	Includes book value of Non-recourse long-term debt of variable interest entities of $300 million at both March 31, 2013 and December 31, 2012, respectively.

At both March 31, 2013 and December 31, 2012, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and non-recourse notes payable of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

10. Investments in Debt and Equity Securities

The Duke Energy Registrants classify their investments in debt and equity securities into two categories – trading and available-for-sale.

TRADING SECURITIES

Investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities and are reported at fair value in the Condensed Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. At March 31, 2013 and December 31, 2012, the fair value of these investments was $25 million and $33 million, respectively.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

AVAILABLE FOR SALE SECURITIES

All other investments in debt and equity securities are classified as available-for-sale securities, which are also reported at fair value on the Condensed Consolidated Balance Sheets with unrealized gains and losses excluded from earnings and reported either as a regulatory asset or liability, as discussed further below, or as a component of other comprehensive income (OCI) until realized.

Duke Energy’s available-for-sale securities are primarily comprised of investments held in the (i) NDTF at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) investments in grantor trusts at both Duke Energy Indiana and Duke Energy Florida related to OPEB plans as required by the IURC and FERC, respectively, and at Duke Energy Progress, (iii) Duke Energy captive insurance investment portfolio, (iv) Duke Energy’s foreign operations investment portfolio and (v) investments of Duke Energy and Duke Energy Carolinas in auction rate debt securities.

NDTF and Grantor Trust

The investments within the NDTF at Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida and the Duke Energy Indiana, Duke Energy Progress and Duke Energy Florida grantor trusts (Investment Trusts) are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, the Duke Energy Registrants have limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of the Duke Energy Registrants. Accordingly, all unrealized gains and losses associated with debt and equity securities within the Investment Trusts are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. Pursuant to regulatory accounting, substantially all unrealized gains and losses associated with investments in debt and equity securities within the Investment Trusts are deferred as a regulatory asset or liability. As a result, there is no immediate impact on the earnings of the Duke Energy Registrants.

Other Available for Sale Securities

For investments in debt and equity securities held in the captive insurance investment portfolio, the foreign operations investment portfolio and investments in auction rate debt securities, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is other-than-temporarily impaired. If so, the write-down to fair value may be included in earnings based on the criteria discussed below.

For available-for-sale securities for which other-than-temporary-impairments are required, the Duke Energy Registrants analyze all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings.

With respect to investments in debt securities, under the accounting guidance for other-than-temporary impairment, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, consideration of underlying collateral and guarantees of amounts by government entities, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable to all other factors, which would be recognized in other comprehensive income. Management believes, based on consideration of the criteria above, that no credit loss exists as of March 31, 2013 and December 31, 2012. Management does not have the intent to sell such investments in auction rate debt securities and the investments in debt securities within its captive insurance investment portfolio and foreign operations investment portfolio, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis. Management has concluded that there were no other-than-temporary impairments for debt or equity securities necessary as of March 31, 2013 and December 31, 2012. Accordingly, all changes in the market value of investments other than those held in the Investment Trusts, which receive regulatory accounting as discussed above, were reflected as a component of other comprehensive income in 2013 and 2012.

See Note 9 for additional information related to fair value measurements for investments in auction rate debt securities.

Short-term and Long-term Investments

Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets.

Duke Energy holds corporate debt securities which were purchased using excess cash from its foreign operations. These investments are classified as Short-term investments on the Condensed Consolidated Balance Sheet and are available for current operations of Duke Energy’s foreign business. The fair value of these investments was $288 million as of March 31, 2013 and $333 million as of December 31, 2012.

Duke Energy classifies its investments in debt and equity securities held in the Investment Trusts and the captive insurance investment portfolio as long-term. Additionally, Duke Energy has classified $28 million carrying value ($34 million par value) and $29 million carrying value

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

($34 million par value) of investments in auction rate debt securities as long-term at March 31, 2013 and December 31, 2012, respectively, due to market illiquidity factors as a result of continued failed auctions, and since management does not intend to use these investments in current operations. All of these investments are classified as available-for-sale and, therefore, are reflected on the Condensed Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates.

DUKE ENERGY

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy. For investments held within the NDTF, and investments within Grantor Trusts which are classified as Other Investments below, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Condensed Consolidated Balance Sheets.

	March 31, 2013				December 31, 2012
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
NDTF
Cash and cash equivalents	$ ―	$	―	$91	$	―	$	―	$105
Equity securities	1,380		19	3,104		1,132		19	2,837
Corporate debt securities	17		2	333		21		1	338
Municipal bonds	10		1	189		12		1	194
U.S. government bonds	20		2	666		24		1	625
Other debt securities	12		2	163		10		1	164
Total NDTF	$1,439		$26	$4,546		$1,199		$23	$4,263
Other Investments
Cash and cash equivalents	$ ―	$	―	$21	$	―	$	―	$17
Equity securities	16		―	84		10		―	63
Corporate debt securities	1		―	347		2		―	381
Municipal bonds	4		1	75		4		1	70
U.S. government bonds	―		―	73		―		―	23
Other debt securities	1		―	103		1		―	86
Auction rate securities	―		6	28		―		6	29
Total Other Investments(a)	$22		$7	$731		$17		$7	$669
Total Investments	$1,461		$33	$5,277		$1,216		$30	$4,932

(a)								These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy. The table below excludes auction rate securities based on the stated maturity date. See Note 9 for information about fair value measurements related to investments in auction rate debt securities.

(in millions)								March 31, 2013
Due in one year or less									$328
Due after one through five years									435
Due after five through 10 years									398
Due after 10 years									788
Total									$1,949

The following table presents realized gains and losses, which were determined on a specific basis, from sales of Duke Energy's available-for-sale securities.

							Three Months Ended March 31,
(in millions)							2013		2012
Realized gains							$31		$21
Realized losses							7		2

DUKE ENERGY CAROLINAS

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy Carolinas. For investments held within the NDTF, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Condensed Consolidated Balance Sheets.

	March 31, 2013				December 31, 2012
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
NDTF
Cash and cash equivalents	$ ―	$	―	$41	$	―	$	―	$40
Equity securities	736		4	1,735		600		5	1,592
Corporate debt securities	9		2	239		11		1	250
Municipal bonds	―		―	21		2		―	40
U.S. government bonds	8		1	345		10		―	304
Other debt securities	11		2	136		9		2	135
Total NDTF	$764		$9	$2,517		$632		$8	$2,361
Other Investments
Auction rate securities	$ ―		$1	$3	$	―		$1	$3
Total Other Investments(a)	$ ―		$1	$3	$	―		$1	$3
Total Investments	$764		$10	$2,520		$632		$9	$2,364

(a)								These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy Carolinas. The table below excludes auction rate securities based on the stated maturity date. See Note 9 for information about fair value measurements related to investments in auction rate debt securities.

(in millions)								March 31, 2013
Due in one year or less									$18
Due after one through five years									173
Due after five through 10 years									185
Due after 10 years									365
Total									$741

The following table presents realized gains and losses, which were determined on a specific basis, from sales of Duke Energy Carolinas' available-for-sale securities.

							Three Months Ended March 31,
(in millions)							2013		2012
Realized gains							$25		$20
Realized losses							4		2

PROGRESS ENERGY

The following table presents the estimated fair value of short-term and long-term investments for Progress Energy. For investments held within the NDTF, and investments within Grantor Trusts which are classified as Other Investments below, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Condensed Consolidated Balance Sheets.

March 31, 2013					December 31, 2012
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
NDTF
Cash and cash equivalents $	―	$	―	$50	$	―	$	―	$65
Equity securities	644		15	1,369		532		14	1,245
Corporate debt securities	8		―	94		9		―	89
Municipal bonds	10		1	168		11		1	154
U.S. government bonds	12		1	321		14		―	321
Other debt securities	1		―	27		1		―	28
Total NDTF	$675		$17	$2,029		$567		$15	$1,902
Other Investments
Cash and cash equivalents $	―	$	―	$21	$	―	$	―	$17
Municipal bonds	3		―	40		3		―	40
Total Other Investments(a)	$3	$	―	$61		$3	$	―	$57
Total Investments	$678		$17	$2,090		$570		$15	$1,959

(a)								These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Progress Energy.

(in millions)								March 31, 2013
Due in one year or less									$26
Due after one through five years									145
Due after five through 10 years									164
Due after 10 years									315
Total									$650

The following table presents realized gains and losses, which were determined on a specific basis, from sales of Progress Energy's available-for-sale securities.

							Three Months Ended March 31,
(in millions)							2013		2012
Realized gains							$5		$7
Realized losses							2		3

DUKE ENERGY PROGRESS

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy Progress. For investments held within the NDTF, and investments within Grantor Trusts which are classified as Other Investments below, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Consolidated Balance Sheets.

March 31, 2013					December 31, 2012
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
NDTF
Cash and cash equivalents $	―	$	―	$39	$	―	$	―	$55
Equity securities	413		11	894		337		11	811
Corporate debt securities	6		―	84		8		―	78
Municipal bonds	4		―	95		4		―	80
U.S. government bonds	11		1	233		13		―	241
Other debt securities	1		―	11		1		―	10
Total NDTF	$435		$12	$1,356		$363		$11	$1,275
Other Investments
Cash and cash equivalents $	―	$	―	$4	$	―	$	―	$3
Total Other Investments(a) $	―	$	―	$4	$	―	$	―	$3
Total Investments	$435		$12	$1,360		$363		$11	$1,278

(a)								These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy Progress.

(in millions)								March 31, 2013
Due in one year or less									$11
Due after one through five years									128
Due after five through 10 years									76
Due after 10 years									208
Total									$423

The following table presents realized gains and losses, which were determined on a specific basis, from sales of Duke Energy Progress' available-for-sale securities.

							Three Months Ended March 31,
(in millions)							2013		2012
Realized gains							$2		$5
Realized losses							1		2

DUKE ENERGY FLORIDA

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy Florida. For investments held within the NDTF, and investments within Grantor Trusts which are classified as Other Investments below, unrealized holding gains and losses are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Condensed Balance Sheets.

March 31, 2013					December 31, 2012
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
NDTF
Cash and cash equivalents $	―	$	―	$11	$	―	$	―	$10
Equity securities	231		4	475		194		4	434
Corporate debt securities	2		―	10		1		―	11
Municipal bonds	6		1	73		7		―	74
U.S. government bonds	1		―	88		1		―	80
Other debt securities	―		―	16		1		―	18
Total NDTF	$240		$5	$673		$204		$4	$627
Other Investments
Cash and cash equivalents $	―	$	―	$3	$	―	$	―	$1
Municipal bonds	3		―	40		3		―	40
Total Other Investments(a)	$3	$	―	$43		$3	$	―	$41
Total Investments	$243		$5	$716		$207		$4	$668

(a)								These amounts are recorded in Other within Investments and Other Assets on the Condensed Balance sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy Florida.

(in millions)								March 31, 2013
Due in one year or less									$15
Due after one through five years									17
Due after five through 10 years									88
Due after 10 years									107
Total									$227

The following table presents realized gains and losses, which were determined on a specific basis, from sales of Duke Energy Florida's available-for-sale securities.

							Three Months Ended March 31,
(in millions)							2013		2012
Realized gains							$3		$2
Realized losses							1		1

DUKE ENERGY INDIANA

The following table presents the estimated fair value of short-term and long-term investments for Duke Energy Indiana. Unrealized holding gains and losses on these investments are recognized immediately and recorded as Regulatory assets or Regulatory liabilities on the Condensed Consolidated Balance Sheets.

March 31, 2013					December 31, 2012
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
Other Investments
Equity securities	$14	$	―	$54		$9	$	―	$50
Municipal bonds	1		―	29		1		―	28
Total Other Investments(a)	$15	$	―	$83		$10	$	―	$78
Total Investments	$15	$	―	$83		$10	$	―	$78

(a)								These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the maturity date for debt securities held by Duke Energy Indiana.

(in millions)									March 31, 2013
Due in one year or less									$1
Due after one through five years									21
Due after five through 10 years									4
Due after 10 years									3
Total									$29

Realized gains and losses, which were determined on a specific basis, from sales of Duke Energy Indiana's available-for-sale securities were insignificant for each of the three months ended March 31, 2013, and March 31, 2012.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

11. VARIABLE INTEREST ENTITIES

A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. The analysis to determine whether an entity is a VIE considers contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity and the relationship of voting power to the amount of equity invested in an entity. This analysis is performed either upon the creation of a legal entity or upon the occurrence of an event requiring reevaluation, such as a significant change in an entity’s assets or activities. If an entity is determined to be a VIE, a qualitative analysis of control determines the party that consolidates a VIE based on what party has the power to direct the most significant activities of the VIE that impact its economic performance as well as what party has rights to receive benefits or is obligated to absorb losses that are significant to the VIE. The analysis of the party that consolidates a VIE is a continual reassessment.

CONSOLIDATED VIEs

The table below shows the VIEs that Duke Energy and Duke Energy Carolinas consolidate and how these entities impact Duke Energy’s and Duke Energy Carolinas’ respective Condensed Consolidated Balance Sheets. None of these entities are consolidated by Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio or Duke Energy Indiana.

Other than the discussion below related to CRC, no financial support was provided to any of the consolidated VIEs during the three months ended March 31, 2013 and the year ended December 31, 2012, or is expected to be provided in the future, that was not previously contractually required.

	March 31, 2013
(in millions)	DERF(a)	CRC	CinCapV	Renewables	Other	Total
Restricted Receivables of VIEs	$680	$585	$16	$23	$ ―	$1,304
Other Current Assets	―	―	5	208	2	215
Intangibles, net	―	―	―	11	―	11
Restricted Other Assets of VIEs	―	―	48	6	―	54
Other Assets	―	―	12	1	2	15
Property, Plant and Equipment, Cost	―	―	―	1,564	15	1,579
Accumulated Depreciation and Amortization	―	―	―	(114)	(5)	(119)
Other Deferred Debits	―	―	―	33	―	33
Total Assets	680	585	81	1,732	14	3,092
Accounts Payable	―	―	―	2	―	2
Non-Recourse Notes Payable of VIEs	―	325	―	―	―	325
Taxes Accrued	―	―	―	3	―	3
Current Maturities of Long-Term Debt	―	―	13	52	―	65
Other Current Liabilities	―	―	6	29	―	35
Non-Recourse Long-Term Debt	300	―	44	911	―	1,255
Deferred Income Taxes	―	―	―	275	―	275
Asset Retirement Obligations	―	―	―	23	―	23
Other Liabilities	―	―	11	33	―	44
Total Liabilities	300	325	74	1,328	―	2,027
Noncontrolling Interests	―	―	―	―	―	―
Net Assets of Consolidated VIEs	$380	$260	$7	$404	$14	$1,065

(a)	Duke Energy Receivables Finance Company, LLC (DERF) is a wholly owned limited liability company of Duke Energy Carolinas.

	December 31, 2012
(in millions)	DERF(a)	CRC	CinCapV	Renewables	Other	Total
Restricted Receivables of VIEs	$637	$534	$15	$16	$(1)	$1,201
Other Current Assets	―	―	4	133	2	139
Intangibles, net	―	―	―	12	―	12
Restricted Other Assets of VIEs	―	―	52	2	―	54
Other Assets	―	―	10	―	2	12
Property, Plant and Equipment, Cost	―	―	―	1,543	15	1,558
Accumulated Depreciation and Amortization	―	―	―	(98)	(5)	(103)
Other Deferred Debits	―	―	―	40	―	40
Total Assets	637	534	81	1,648	13	2,913
Accounts Payable	―	―	―	1	―	1
Non-Recourse Notes Payable of VIEs	―	312	―	―	―	312
Taxes Accrued	―	―	―	62	―	62
Current Maturities of Long-Term Debt	―	―	13	459	―	472
Other Current Liabilities	―	―	4	25	―	29
Non-Recourse Long-Term Debt	300	―	48	504	―	852
Deferred Income Taxes	―	―	―	154	―	154
Asset Retirement Obligations	―	―	―	23	―	23
Other Liabilities	―	―	10	39	―	49
Total Liabilities	300	312	75	1,267	―	1,954
Noncontrolling Interests	―	―	―	―	―	―
Net Assets of Consolidated VIEs	$337	$222	$6	$381	$13	$959

(a)	DERF is a wholly owned limited liability company of Duke Energy Carolinas.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

DERF

Duke Energy Carolinas securitizes certain accounts receivable through DERF, a bankruptcy remote, special purpose subsidiary. DERF is a wholly owned limited liability company of Duke Energy Carolinas with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. As a result of the securitization, on a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy Carolinas’ franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit, which expires in August 2014. Duke Energy Carolinas provides the servicing for the receivables (collecting and applying the cash to the appropriate receivables). Duke Energy Carolinas’ borrowing under the credit facility is limited to the amount of qualified receivables sold, which has been and is expected to be in excess of the amount borrowed, which is maintained at $300 million. The debt is classified as long-term since the facility has an expiration date of greater than one year from the balance sheet date.

The obligations of DERF under the facility are non-recourse to Duke Energy Carolinas. Duke Energy and its subsidiaries have no requirement to provide liquidity, purchase assets of DERF or guarantee performance. DERF is considered a VIE because the equity capitalization is insufficient to support its operations. If deficiencies in the net worth of DERF were to occur, those deficiencies would be cured through funding from Duke Energy Carolinas. In addition, the most significant activity of DERF relates to the decisions made with respect to the management of delinquent receivables. Since those decisions are made by Duke Energy Carolinas and any net worth deficiencies of DERF would be cured through funding from Duke Energy Carolinas, Duke Energy Carolinas consolidates DERF.

CRC

CRC was formed in order to secure low cost financing for Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana sell on a revolving basis at a discount, nearly all of their customer accounts receivable and related collections to CRC. The receivables which are sold are selected in order to avoid any significant concentration of credit risk and exclude delinquent receivables. The receivables sold are securitized by CRC through a facility managed by two unrelated third parties and the receivables are used as collateral for commercial paper issued by the unrelated third parties. These loans provide the cash portion of the

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

proceeds paid by CRC to Duke Energy Ohio and Duke Energy Indiana. The proceeds obtained by Duke Energy Ohio and Duke Energy Indiana from the sales of receivables are cash and a subordinated note from CRC (subordinated retained interest in the sold receivables) for a portion of the purchase price (typically approximates 25 percent of the total proceeds). The amount borrowed by CRC against these receivables is non-recourse to the general credit of Duke Energy, and the associated cash collections from the accounts receivable sold is the sole source of funds to satisfy the related debt obligation. Borrowing is limited to approximately 75 percent of the transferred receivables. Losses on collection in excess of the discount are first absorbed by the equity of CRC and next by the subordinated retained interests held by Duke Energy Ohio and Duke Energy Indiana. The discount on the receivables reflects interest expense plus an allowance for bad debts net of a servicing fee charged by Duke Energy Ohio and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana are responsible for the servicing of the receivables (collecting and applying the cash to the appropriate receivables). Depending on the experience with collections, additional equity infusions to CRC may be required to be made by Duke Energy in order to maintain a minimum equity balance of $3 million. There were no infusions to CRC during the three months ended March 31, 2013 and 2012, respectively. The amount borrowed fluctuates based on the amount of receivables sold. The debt is short term because the facility has an expiration date of less than one year from the balance sheet date. The current expiration date is November 2013. CRC is considered a VIE because the equity capitalization is insufficient to support its operations, the power to direct the most significant activities of the entity are not performed by the equity holder, Cinergy, and deficiencies in the net worth of CRC are not funded by Cinergy, but by Duke Energy. The most significant activity of CRC relates to the decisions made with respect to the management of delinquent receivables. These decisions, as well as the requirement to make up deficiencies in net worth, are made by Duke Energy and not by Duke Energy Ohio, Duke Energy Kentucky or Duke Energy Indiana. Thus, Duke Energy consolidates CRC. Duke Energy Ohio and Duke Energy Indiana do not consolidate CRC.

CinCap V

CinCap V was created to finance and execute a power sale agreement with Central Maine Power Company for approximately 35 MW of capacity and energy. This agreement expires in 2016. CinCap V is considered a VIE because the equity capitalization is insufficient to support its operations. As Duke Energy has the power to direct the most significant activities of the entity, which are the decisions to hedge and finance the power sales agreement, CinCap V is consolidated by Duke Energy.

Renewables

Duke Energy’s renewable energy facilities include Green Frontier Windpower, LLC, Top of The World Wind Energy LLC, Los Vientos Windpower IA LLC, Los Vientos Windpower IB, LLC and various solar projects, all subsidiaries of DEGS, an indirect wholly owned subsidiary of Duke Energy.

Green Frontier Windpower, LLC, Top of the World Wind Energy, LLC and the various solar projects are VIEs due to power purchase agreements with terms that approximate the expected life of the projects. These fixed price agreements effectively transfer the commodity price risk to the buyer of the power. Los Vientos Windpower IA, LLC and Los Vientos Windpower IB, LLC are VIEs due to Duke Energy issuing debt service reserve guarantees and operations and maintenance reserve guarantees in support of the debt financings in December 2012. Duke Energy has consolidated these entities since inception because the most significant activities that impact the economic performance of these renewable energy facilities were the decisions associated with the siting, negotiation of the purchase power agreement, engineering, procurement and construction, and decisions associated with ongoing operations and maintenance related activities, all of which were made solely by Duke Energy.

The debt held by these renewable energy facilities is non-recourse to the general credit of Duke Energy. Duke Energy and its subsidiaries have no requirement to provide liquidity or purchase the assets of these renewable energy facilities. Duke Energy does not guarantee performance except for an immaterial multi-purpose letter of credit and various immaterial debt service reserve and operations and maintenance reserve guarantees. The assets are restricted and they cannot be pledged as collateral or sold to third parties without the prior approval of the debt holders.

NON-CONSOLIDATED VIEs

The tables below show the VIEs that the Duke Energy Registrants do not consolidate and how these entities impact the Duke Energy Registrants respective Condensed Consolidated Balance Sheets. As discussed above, while Duke Energy consolidated CRC, Duke Energy Ohio and Duke Energy Indiana do not consolidate CRC as they are not the primary beneficiary.

		March 31, 2013
		Duke Energy
(in millions)		DukeNet	Renewables	Other	Total			Duke Energy Ohio	Duke Energy Indiana
Receivables		$ ―	$ ―	$ ―	$	―		$115	$135
Investments in equity method unconsolidated affiliates		117	149	27		293		―	―
Intangibles		―	―	102		102		102	―
Investments and other assets		―	―	2		2		―	―
Total assets		117	149	131		397		217	135
Other current liabilities		―	―	1		1		―	―
Deferred credits and other liabilities		―	―	16		16		―	―
Total liabilities		―	―	17		17		―	―
Net assets		$117	$149	$114		$380		$217	$135

	December 31, 2012
	Duke Energy
(in millions)	DukeNet		Renewables	FPC Capital I Trust(a)	Other	Total		Duke Energy Ohio	Duke Energy Indiana
Receivables	$	― $	― $	― $	―	$	―	$97	$116
Investments in equity method unconsolidated affiliates		118	147	―	27		292	―	―
Intangibles		―	―	―	104		104	104	―
Investments and other assets		―	―	9	2		11	―	―
Total assets		118	147	9	133		407	201	116
Other current liabilities		―	―	―	3		3	―	―
Deferred credits and other liabilities		―	―	319	17		336	―	―
Total liabilities		―	―	319	20		339	―	―
Net assets (liabilities)		$118	$147	$(310)	$113		$68	$201	$116

(a)			The entire balance of Investments and other assets and $274 million of the Deferred credits and other liabilities balance applies to Progress Energy.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

No financial support that was not previously contractually required was provided to any of the unconsolidated VIEs during the three months ended March 31, 2013 and 2012, respectively, or is expected to be provided in the future. With the exception of the power purchase agreement with the Ohio Valley Electric Corporation (OVEC), which is discussed below, and various guarantees, reflected in the table above as “Deferred credits and other liabilities”, the Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above.

DukeNet

In 2010, Duke Energy sold a 50 percent ownership interest in DukeNet to Alinda. The sale resulted in DukeNet becoming a joint venture with Duke Energy and Alinda each owning a 50 percent interest. In connection with the formation of the new DukeNet joint venture, a 5-year, $150 million senior secured credit facility was executed with a syndicate of 10 external financial institutions. This credit facility is non-recourse to Duke Energy. DukeNet is considered a VIE because it has entered into certain contractual arrangements that provide DukeNet with additional forms of subordinated financial support. The most significant activities that impact DukeNet’s economic performance relate to its business development and fiber optic capacity marketing and management activities. The power to direct these activities is jointly and equally shared by Duke Energy and Alinda. As a result, Duke Energy does not consolidate DukeNet. Accordingly, DukeNet is a non-consolidated VIE that is reported as an equity method investment.

Unless consent by Duke Energy is given otherwise, Duke Energy and its subsidiaries have no requirement to provide liquidity, purchase the assets of DukeNet, or guarantee performance.

Renewables

Duke Energy has investments in various entities that generate electricity through the use of renewable energy technology. Some of these entities are VIEs which are not consolidated due to the joint ownership of the entities when they were created and the power to direct and control key activities is shared jointly. Instead, Duke Energy’s investment is recorded under the equity method of accounting. These entities are VIEs due to power purchase agreements with terms that approximate the expected life of the project. These fixed price agreements effectively transfer the commodity price risk to the buyer of the power.

DS Cornerstone, LLC, a 50/50 joint venture entity with a third-party joint venture partner, owns two windpower projects and has executed a third party financing against the two windpower projects. DS Cornerstone was a consolidated VIE of Duke Energy through August 31, 2012, as the members equity was not sufficient to support the operations of the joint venture as demonstrated by the third party financing. Duke Energy provided a Production Tax Credit (PTC) Remedy Agreement to the joint venture partner whereby Duke Energy guaranteed the two windpower projects would achieve commercial operation in 2012 and an agreed to number of wind turbines would qualify for production tax credits. In the event the agreed to number of wind turbines of the two wind generating facilities failed to qualify, the joint venture partner had the option to put its equity ownership interest back to Duke Energy. The PTC Remedy Agreement resulted in greater loss exposure to Duke Energy and, as a result, Duke Energy consolidated DS Cornerstone, LLC through August 31, 2012, until both projects reached commercial operation and the appropriate number of wind turbines qualified for PTC. As of March 31, 2013, DS Cornerstone is a non-consolidated VIE. The most significant activities that impact DS Cornerstone’s economic performance are the decisions related to the ongoing operations and maintenance activities. The power to direct these activities is jointly and equally shared by Duke Energy and the third-party joint venture partner. As a result, Duke Energy does not consolidate the DS Cornerstone. Accordingly, DS Cornerstone is a non-consolidated VIE that is reported as an equity method investment.

FPC Capital I Trust

At December 31, 2012, Progress Energy had variable interests in the FPC Capital I Trust (the Trust) which was a VIE of which Duke Energy was not the primary beneficiary. The Trust, a finance subsidiary, was established in 1999 for the sole purpose of issuing $300 million of 7.10% Cumulative Quarterly Income Preferred Securities due 2039, and used the proceeds thereof to purchase from Florida Progress Funding Corporation (Funding Corp.), a wholly owned subsidiary of Progress Energy, $300 million of 7.10% Junior Subordinated Deferrable Interest Notes due 2039. The Trust had no other operations and its sole assets are the subordinated notes and related guarantees. Funding Corp. was

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

formed for the sole purpose of providing financing to Duke Energy Florida. Funding Corp. did not engage in business activities other than such financing and had no independent operations. Progress Energy guaranteed the payments of all distributions required by the Trust. On February 1, 2013, Duke Energy redeemed the $300 million of 7.10% Cumulative Quarterly Income Preferred Securities and subsequently terminated the Trust.

Other

Duke Energy has investments in various other entities that are VIEs which are not consolidated. The most significant of these investments is Duke Energy Ohio’s 9 percent ownership interest in OVEC. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement through June 2040 to buy power from OVEC’s power plants. The proceeds from the sale of power by OVEC to its power purchase agreement counterparties, including Duke Energy Ohio, are designed to be sufficient for OVEC to meet its operating expenses, fixed costs, debt amortization and interest expense, as well as earn a ROE. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 MW of coal-fired generation capacity. As discussed in Note 5, the proposed rulemaking on cooling water intake structures, MATS, CSAPR and CCP’s could increase the costs of OVEC which would be passed through to Duke Energy Ohio. The initial carrying value of this contract was recorded as an intangible asset when Duke Energy acquired Cinergy in April 2006. In addition, the company has guaranteed the performance of certain entities in which the company no longer has an equity interest. As a result, the company has a variable interest in certain other VIEs that are not consolidated.

CRC

As discussed above, CRC is consolidated only by Duke Energy. Accordingly, the retained interest in the sold receivables recorded on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana are eliminated in consolidation at Duke Energy.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price (typically approximates 25 percent of the total proceeds). The subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) and is classified within Receivables in Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, respectively. The retained interests reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana approximate fair value.

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. Because the receivables generally turnover in less than two months, credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and the purchased beneficial interest (equity in CRC) is subordinate to all retained interests and thus would absorb losses first, the allocated basis of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10 percent and a 20 percent unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio and Duke Energy Indiana on the retained interests using the acceptable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred. The key assumptions used in estimating the fair value in 2013 and 2012 is detailed in the following table:

	Duke Energy Ohio		Duke Energy Indiana
	2013	2012	2013	2012
Anticipated credit loss ratio	0.6%	0.7%	0.3%	0.3%
Discount rate	1.2%	1.2%	1.2%	1.2%
Receivable turnover rate	12.8%	12.7%	10.3%	10.2%

The following table shows the gross and net receivables sold:

Duke Energy Ohio		Duke Energy Indiana
(in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Receivables sold	$304	$282	$317	$289
Less: Retained interests	115	97	135	116
Net receivables sold	$189	$185	$182	$173

The following tables show the retained interests, sales, and cash flows related to receivables sold:

	Duke Energy Ohio		Duke Energy Indiana
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2013	2012	2013	2012
Sales
Receivables sold	$638	$610	$747	$706
Loss recognized on sale	3	4	3	3
Cash flows
Cash proceeds from receivables sold	617	636	725	724
Collection fees received	―	―	―	―
Return received on retained interests	1	2	2	2

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Cash flows from the sale of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.

Collection fees received in connection with the servicing of transferred accounts receivable are included in Operation, Maintenance and Other on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Operations and Comprehensive Income. The loss recognized on the sale of receivables is calculated monthly by multiplying the receivables sold during the month by the required discount which is derived monthly utilizing a three year weighted average formula that considers charge-off history, late charge history, and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is calculated monthly by summing the prior month-end LIBOR plus a fixed rate of 1.00 percent.

12. EARNINGS PER COMMON SHARE (EPS)

Basic Earnings Per Share (EPS) is computed by dividing net income attributable to Duke Energy common shareholders, adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common shareholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, phantom shares and stock-based performance unit awards were exercised or settled.

On July 2, 2012, just prior to the close of the merger with Progress Energy, Duke Energy executed a one-for-three reverse stock split. All earnings per share amounts included in this Form 10-Q are presented as if the one-for-three reverse stock split had been effective January 1, 2012. The following table presents Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding.

(In millions, except per-share amounts)	Income	Average Shares	EPS
Three Months Ended March 31, 2013
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$629	705	$0.89
Three Months Ended March 31, 2012
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$292	446	$0.65

As of March 31, 2013, and 2012, 1 million of stock options and performance and unvested stock awards were not included in the dilutive securities calculation in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

13. STOCK-BASED COMPENSATION

For employee awards, equity classified stock-based compensation cost is measured at the service inception date or the grant date, based on the estimated achievement of certain performance metrics or the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.

Duke Energy recorded pre-tax stock-based compensation expense as shown in the following table.

	Three Months Ended March 31,
(in millions)	2013	2012
Stock Options	$2	$2
Restricted Stock Unit Awards	13	8
Performance Awards	11	(2)
Total	$26	$8
Tax benefit associated with stock-based compensation expense	$10	$3
Stock-based compensation costs capitalized	1	―

14. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT RETIREMENT PLANS

Duke Energy and its subsidiaries (including legacy Progress Energy and Cinergy businesses) maintain, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans, which cover certain executives.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Net periodic benefit costs disclosed in the tables below for the qualified and other post-retirement benefit plans represent the cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment.

Amounts presented in the tables below for the Subsidiary Registrants represent the amounts of pension and other post-retirement benefit cost allocated by Duke Energy for employees of the Subsidiary Registrants. Additionally, the Subsidiary Registrants are allocated their proportionate share of pension and post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provide support to the Subsidiary Registrants. These allocated amounts are included in the governance and shared service costs discussed in Note 17.

QUALIFIED PENSION PLANS

The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended March 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$42	$12	$15	$5	$8	$2	$3
Interest cost on project benefit obligation	80	20	29	13	13	5	7
Expected return on plan assets	(137)	(37)	(50)	(23)	(22)	(8)	(11)
Amortization of prior service credit	(3)	(2)	(1)	-	-	-	-
Amortization of actuarial loss	61	15	25	11	12	3	6
Other	2	1	1	-	-	-	-
Net periodic pension costs(a)(b)	$45	$9	$19	$6	$11	$2	$5

	Three Months Ended March 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$23	$9	$15	$6	$7	$2	$2
Interest cost on project benefit obligation	61	23	31	14	13	8	8
Expected return on plan assets	(94)	(36)	(46)	(24)	(20)	(11)	(12)
Amortization of prior service cost	1	-	2	2	-	-	1
Amortization of actuarial loss	24	11	22	9	11	2	3
Other	1	-	-	-	-	-	-
Net periodic pension costs(a)(b)	$16	$7	$24	$7	$11	$1	$2

(a)

Duke Energy amounts exclude $3 million for each of the three months ended March 31, 2013 and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

(b)

Duke Energy Ohio amounts exclude $2 million for each of the three months ended March 31, 2013 and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

NON-QUALIFIED PENSION PLANS

The net periodic pension costs for non-qualified pension plans were not material for the three months ended March 31, 2013 and March 31, 2012.

OTHER POST-RETIREMENT BENEFIT PLANS

Duke Energy and most of its subsidiaries provide, and the Subsidiary Registrants participate in, some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

The following tables include the components of net periodic other post-retirement benefit costs.

	Three Months Ended March 31, 2013
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$7	$1	6	$3	$2	$-	$-
Interest cost on accumulated post-retirement benefit obligation	18	3	11	6	4	-	1
Expected return on plan assets	(3)	(3)	-	-	-	-	-
Amortization of prior service credit	(3)	(2)	-	-	-	-	-
Amortization of actuarial loss (gain)	13	1	14	9	4	-	(1)
Net periodic costs(a)(b)	$32	$-	$31	$18	$10	$-	$-

	Three Months Ended March 31, 2012
(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
Service cost	$2	$1	$3	$1	$1	$-	$-
Interest cost on accumulated post-retirement benefit obligation	8	4	10	5	4	1	2
Expected return on plan assets	(4)	(3)	-	-	-	-	-
Amortization of prior service credit	(2)	(1)	-	-	-	-	-
Amortization of net transition liability	2	1	1	-	1	-	-
Amortization of actuarial (gain) loss	(2)	1	6	3	3	(1)	-
Net periodic costs(a)(b)	$4	$3	$20	$9	$9	$-	$2

(a)

Duke Energy amounts exclude $2 million for each of the three months ended March 31, 2013 and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

(b)

Duke Energy Ohio amounts exclude $1 million for each of the three months ended March 31, 2013 and 2012, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

EMPLOYEE SAVINGS PLANS

Duke Energy and Progress Energy sponsor, and the Subsidiary Registrants participate in, employee savings plans that cover substantially all U.S. employees. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100 percent of employee before-tax and Roth 401(k) contributions, and, as applicable, after-tax contributions, of up to 6 percent of eligible pay per pay period. Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted EPS.

The following table includes pre-tax employer matching contributions made by Duke Energy and expensed by the Subsidiary Registrants.

(in millions)	Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
For the three months ended March 31,
2013	$41	$14	$12	$6	$4	$1	$2
2012	28	11	12	6	4	1	2

15. SEVERANCE

In conjunction with the merger with Progress Energy, in November 2011 Duke Energy and Progress Energy offered a voluntary severance plan to certain eligible employees. As this was a voluntary severance plan, all severance benefits offered under this plan are considered special termination benefits under U.S. GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent any significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the retention period. Approximately 1,100 employees from Duke Energy and Progress Energy requested severance during the voluntary window, which closed on November 30, 2011. The estimated amount of future severance expense associated with this voluntary plan and other severance benefits through 2014, excluding amounts incurred through March 31, 2013, is expected to be approximately $20 million and most of the costs will be charged to Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida.

Additionally, in the third quarter of 2012, a voluntary severance plan was offered to certain unionized employees of Duke Energy Ohio. Approximately 75 employees accepted the termination benefits during the voluntary window, which closed on October 8, 2012. The expense associated with this plan was not material.

In conjunction with the retirement of the Crystal River Unit 3, severance benefits will be made available to certain eligible impacted unionized and non-unionized employees, to the extent that those employees do not find job opportunities at other locations. Approximately 600

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

employees work at Crystal River Unit 3. In the first quarter of 2013, Duke Energy Florida deferred $16 million of severance costs as a regulatory asset. Future severance expense expected to be incurred at Duke Energy Florida is currently not estimable as the total number of employees impacted and job classifications and functions have not yet been determined. Refer to Note 4 for further discussion regarding Crystal River Unit 3.

Amounts included in the table below represent direct and allocated severance and related expense recorded by the Duke Energy Registrants, and are recorded in Operation, maintenance, and other within Operating Expenses on the Condensed Consolidated Statements of Operations. The Duke Energy Registrants recorded no severance expense during the three months ended March 31, 2012.

(in millions)			Three Months Ended March 31, 2013
Duke Energy(a)				$16
Duke Energy Carolinas				5
Progress Energy				7
Duke Energy Progress				5
Duke Energy Florida				2
Duke Energy Ohio				1
Duke Energy Indiana				2

(a)				Includes $5 million of accelerated stock award expense.

Amounts included in the table below represent the severance liability for past and ongoing severance plans. Amounts for Subsidiary Registrants do not include allocated expense or associated cash payments. Amounts for Duke Energy Ohio and Duke Energy Indiana are not material.

(in millions)	Balance at December 31, 2012	Provision / Adjustments	Cash Reductions	Balance at March 31, 2013
Duke Energy(a)	$135	$31	$(67)	$99
Duke Energy Carolinas	12	1	(9)	4
Progress Energy(a)	43	21	(18)	46
Duke Energy Progress	23	1	(10)	14
Duke Energy Florida(a)	6	16	(2)	20

(a)				Provision / Adjustments includes $16 million of severance costs deferred related to Crystal River Unit 3.

16. INCOME TAXES AND OTHER TAXES

INCOME TAXES

Duke Energy and its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities, and in certain foreign jurisdictions. The taxable income of Duke Energy and its subsidiaries is reflected in Duke Energy’s U.S. federal and state income tax returns. These subsidiaries have a tax sharing agreement with Duke Energy where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses and benefits. The accounting for income taxes essentially represents the income taxes that each of these subsidiaries would incur if it were a separate company filing its own tax return as a C-Corporation.

The effective tax rates for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended March 31,
	2013	2012
Duke Energy	34.2%	25.8%
Duke Energy Carolinas	37.1%	36.3%
Progress Energy	39.6%	35.1%
Duke Energy Progress	38.1%	32.0%
Duke Energy Florida	39.1%	36.6%
Duke Energy Ohio	37.1%	37.0%
Duke Energy Indiana	37.5%	41.0%

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The increase in the effective tax rate for Duke Energy is primarily due to lower pre-tax income in 2012 due to the Edwardsport IGCC project impairment, Progress Energy results of operations included in 2013, impact of lower AFUDC equity in 2013, and a reduction of foreign deferred taxes in 2012 due to changes in foreign tax rates.

The increase in the effective tax rate for Progress Energy is primarily due to the impact of lower AFUDC equity in 2013 and the ESOP dividend deduction being recorded at Duke Energy in 2013 as a result of the merger.

The increase in the effective tax rate for Duke Energy Progress and Duke Energy Florida is primarily due to the favorable prior-year tax benefit related to the manufacturing deduction and the impact of lower AFUDC equity in 2013.

EXCISE TAXES

Certain excise taxes levied by state or local governments are collected by the Duke Energy Registrants from their customers. These taxes, which are required to be paid regardless of the Duke Energy Registrants’ ability to collect from the customer, are accounted for on a gross basis. When the Duke Energy Registrants act as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. The Duke Energy Registrants’ excise taxes accounted for on a gross basis and recorded as operating revenues in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
(in millions)	2013	2012
Duke Energy	$149	$77
Duke Energy Carolinas	42	39
Progress Energy	67	69
Duke Energy Progress	28	26
Duke Energy Florida	39	43
Duke Energy Ohio	31	30
Duke Energy Indiana	9	8

17. RELATED PARTY TRANSACTIONS

The Subsidiary Registrants engage in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Refer to the Condensed Consolidated Balance Sheets of Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana for balances due to or due from related parties. Amounts related to transactions with related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income are presented in the following table.

	Three Months Ended March 31,
(in millions)	2013	2012
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$243		$235
Indemnification coverages(b)	5		5
Joint Dispatch Agreement (JDA) revenue(c)	53		―
JDA expense(c)	10		―
Progress Energy
Corporate governance and shared services provided by Duke Energy(a)	$80	$	―
Corporate governance and shared services provided to Duke Energy(d)	28		―
Indemnification coverages(b)	8		―
JDA revenue(c)	10		―
JDA expense(c)	53		―
Duke Energy Progress
Corporate governance and shared service expenses(a)	$48		$52
Indemnification coverages(b)	5		―
JDA revenue(c)	10		―
JDA expense(c)	53		―
Duke Energy Florida
Corporate governance and shared service expenses(a)	$32		$39
Indemnification coverages(b)	3		―
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$87		$90
Indemnification coverages(b)	4		4
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$99		$101
Indemnification coverages(b)	2		2

(a)

The Subsidiary Registrants are charged their proportionate share of corporate governance and other costs by unconsolidated affiliates that are consolidated affiliates of Duke Energy and Progress Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(b)

The Subsidiary Registrants incur expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly owned captive insurance subsidiary. These expenses are recorded in Operation, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(c)

Effective with the consummation of the merger between Duke Energy and Progress Energy, Duke Energy Carolinas and Duke Energy Progress began to participate in a JDA which allowed the collective dispatch of power plants between the service territories to reduce customer rates. Revenues from the sale of power under the JDA are recorded in Operating Revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income. Expenses from the purchase of power under the JDA are recorded in Fuel used in electric generation and purchased power on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(d)

Progress Energy charges a proportionate share of corporate governance and other costs to unconsolidated affiliates that are consolidated affiliates of Duke Energy. Corporate governance and other shared costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third-party costs. These charges are recorded as an offset to Operation, maintenance and other in the Condensed Consolidated Statements of Operations and Comprehensive Income.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

In addition to the amounts presented above, the Subsidiary Registrants record income associated with the rental of office space to consolidated affiliates of Duke Energy, as well as their proportionate share of certain charged expenses from affiliates of Duke Energy. The Duke Energy registrants participate in a money pool arrangement with Duke Energy and certain of its subsidiaries. See Note 6 for more information regarding money pool. As discussed in Note 11, certain trade receivables have been sold by Duke Energy Ohio and Duke Energy Indiana to CRC, an unconsolidated entity formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price. Rental income, interest income and interest expense on these transactions were not material for the three months ended March 31, 2013 and 2012.

In January 2012, Duke Energy Ohio recorded a non-cash after tax equity transfer of $28 million related to the sale of Vermilion to Duke Energy Indiana. Duke Energy Indiana recorded a non-cash after tax equity transfer of $26 million for the purchase of Vermillion from Duke Energy Ohio. See note 2 for further discussion.

Duke Energy Commercial Asset Management (DECAM) is a non-regulated, direct subsidiary of Duke Energy Ohio. DECAM conducts business activities, including the execution of commodity transactions, third party vendor and supply contracts and service contracts, for certain of Duke Energy’s non-regulated entities. The commodity contracts that DECAM enters either do not qualify as hedges or are accounted for as undesignated contracts, thus the mark-to-market impacts of these contracts are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Operations and Comprehensive Income. In addition, equal and offsetting mark-to-market impacts of intercompany contracts with non-regulated entities are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Operations and Comprehensive Income representing the pass through of the economics of the original contracts to non-regulated entities in accordance with contractual arrangements between Duke Energy Ohio and non-regulated entities. Because it is not a rated entity, DECAM receives its credit support from Duke Energy or its non-regulated subsidiaries and not the regulated utility operations of Duke Energy Ohio. DECAM meets its funding needs through an intercompany loan agreement from a subsidiary of Duke Energy. DECAM also has the ability to loan money to the subsidiary of Duke Energy. DECAM had an outstanding intercompany loan payable with the subsidiary of Duke Energy of $99 million and $79 million as of March 31, 2013 and December 31, 2012, respectively. These amounts are recorded in Notes payable to affiliated companies on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. DECAM had no intercompany loan receivable with the subsidiary of Duke Energy as of March 31, 2013.

18. ACCUMULATED OTHER COMPREHENSIVE INCOME

DUKE ENERGY

The following table presents changes in AOCI by component for Duke Energy. All amounts are net of tax.

(in millions)	Foreign Currency Translation Adjustments	Net Gains (Losses) on Cash Flow Hedges		Net Gains (Losses) on Available for Sale Securities	Pension and OPEB Related Adjustments	Total
Balance at December 31, 2011	$(45)	$(71)		$(9)	$(109)	$(234)
OCI before reclassifications	44	13		1	4	62
Amounts reclassified from AOCI	―	(1)		(1)	―	(2)
Total other comprehensive income	44	12		―	4	60
Balance at March 31, 2012	$(1)	$(59)		$(9)	$(105)	$(174)

Balance at December 31, 2012	$(116)	$(100)	$	―	$(90)	$(306)
OCI before reclassifications	4	10		―	3	17
Total other comprehensive income	4	10		―	3	17
Balance at March 31, 2013	$(112)	$(90)	$	―	$(87)	$(289)

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

For the three months ended March 31, 2013 and March 31, 2012 reclassifications out of AOCI for the Subsidiary Registrants were not material. Changes in AOCI for the Subsidiary Registrants are presented in their respective Condensed Consolidated Statements of Equity.

19. NEW ACCOUNTING STANDARDS

The following new accounting standards were adopted by the Duke Energy Registrants subsequent to March 31, 2012, and the impact of such adoption, if applicable, has been presented in the accompanying Condensed Consolidated Financial Statements:

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210 — Balance Sheet

In January 2013, the FASB issued revised accounting guidance to amend the existing disclosure requirements for offsetting financial assets and liabilities to enhance current disclosures, as well as to improve comparability of balance sheets prepared under U.S. GAAP and IFRS. The revised disclosure guidance affects all companies that have financial instruments and derivative instruments that are either offset in the balance sheet (i.e., presented on a net basis) or subject to an enforceable master netting arrangement and/or similar agreement. The revised guidance requires that certain enhanced quantitative and qualitative disclosures be made with respect to a company’s netting arrangements and/or rights of setoff associated with its financial instruments and/or derivative instruments including associated collateral. For the Duke Energy Registrants, the revised disclosure guidance was effective on a retrospective basis for interim and annual periods beginning January 1, 2013. Other than additional disclosures, this revised guidance does not impact the Duke Energy Registrants’ results of operations, cash flows or financial position.

ASC 220 — Comprehensive Income

In February 2013, the FASB amended the existing requirements for presenting comprehensive income in financial statements to improve the reporting of reclassifications out of AOCI. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of AOCI is reclassified to a balance sheet account (for example, property, plant and equipment) instead of directly to income or expense in the same reporting period. For the Duke Energy Registrants, this revised guidance was effective on a prospective basis for interim and annual periods beginning January 1, 2013. Other than additional disclosures or a change in the presentation on the statement of comprehensive income, this revised guidance does not impact the Duke Energy Registrants’ results of operations, cash flows or financial position.

The following new Accounting Standards Update (ASU) has been issued, but has not yet been adopted by Duke Energy, as of March 31, 2013

ASC 830—Foreign Currency Matters. In March 2013, the FASB issued revised accounting guidance to resolve the diversity in practice about the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate) within a foreign entity. In addition, the amendments resolve the diversity in practice for the release of the cumulative translation adjustment involving business combinations achieved in stages by either a Duke investor or a third party acquirer. For the Duke Energy Registrants, the revised accounting guidance is effective on a prospective basis for interim and annual periods beginning January 1, 2014. The revised guidance will impact the timing of the recognition of the cumulative translation adjustment for certain future transactions and therefore, could impact the Duke Energy Registrants’ results of operations, cash flows and financial position.

20. SUBSEQUENT EVENTS

For information on subsequent events related to acquisitions, dispositions and sales of other assets, regulatory matters, commitments and contingencies and debt and credit facilities, see Notes 2, 4, 5 and 6, respectively.

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DUKE ENERGY

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) through its wholly owned subsidiaries Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Progress, Inc. (Duke Energy Progress) (formerly Carolina Power & Light Company d/b/a Progress Energy Carolinas), Duke Energy Florida, Inc. (Duke Energy Florida) (formerly Florida Power Corporation d/b/a Progress Energy Florida, Inc.), Duke Energy Ohio, Inc. (Duke Energy Ohio), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in Latin America through International Energy.

When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants, Duke Energy Carolinas, Progress Energy, Inc. (Progress Energy), Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.

On July 2, 2012, Duke Energy merged with Progress Energy, with Duke Energy continuing as the surviving corporation, and Progress Energy becoming a wholly owned subsidiary of Duke Energy. Duke Energy Progress and Duke Energy Florida, Progress Energy’s regulated utility subsidiaries, are now indirect wholly owned subsidiaries of Duke Energy. Duke Energy’s Condensed Consolidated Financial Statements include Progress Energy, Duke Energy Progress and Duke Energy Florida activity beginning July 2, 2012.

Immediately preceding the merger, Duke Energy completed a one-for-three reverse stock split with respect to the issued and outstanding shares of Duke Energy common stock. All share and per share amounts presented herein reflect the impact of the one-for-three reverse stock split. Progress Energy’s shareholders received 0.87083 shares of Duke Energy common stock in exchange for each share of Progress Energy common stock outstanding as of July 2, 2012. Generally, all outstanding Progress Energy equity-based compensation awards were converted into Duke Energy equity-based compensation awards using the same ratio. See Note 2 to the Condensed Consolidated Financial Statements, “Acquisitions, Dispositions and Sales of Other Assets,” for information related to the merger with Progress Energy.

Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (GAAP) in the U.S., as well as certain non-GAAP financial measures such as adjusted earnings and adjusted earnings per share (EPS), discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures presented herein may not be comparable to similarly titled measures used by other companies.

Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes and in conjunction with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on a both GAAP and non-GAAP basis.

Management evaluates financial performance in part based on the non-GAAP financial measures, Adjusted earnings and Adjusted diluted EPS, which are measured as income from continuing operations after deducting income attributable to noncontrolling interests, adjusted for the dollar and per share impact of special items and the mark-to-market impacts of economic hedges in the Commercial Power segment. Special items represent certain charges and credits, which management believes will not be recurring on a regular basis, although it is reasonably possible such charges and credits could recur. Mark-to-market adjustments reflect the mark-to-market impact of derivative contracts, which are used in Duke Energy’s hedging of a portion of economic value of its generation assets in the Commercial Power segment. The mark-to-market impact of the derivative contracts is recognized in GAAP earnings immediately as such derivative contracts do not qualify for hedge accounting or regulatory treatment. The economic value of the generation assets is subject to fluctuations in fair value due to market price volatility of the input and output commodities (e.g. coal, power, gas) and as such the economic hedging involves both purchases and sales of those input and output commodities related to the generation assets. Because the operations of the generation assets are accounted for under the accrual method, management believes that excluding the impacts of mark-to-market changes of the economic hedge contracts from operating earnings until settlement better matches the financial impacts of the hedge contract with the portion of economic value of the underlying hedged asset. Management believes that the presentation of Adjusted earnings and Adjusted diluted EPS provides useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses these non-GAAP financial measures for planning and forecasting and for reporting results to the Board of Directors, employees, shareholders, analysts and investors concerning Duke Energy’s financial performance. The most directly comparable GAAP measures for Adjusted earnings and Adjusted diluted EPS are Net Income and Diluted EPS attributable to Duke Energy common shareholders, which include the dollar and per share impact of special items, the mark-to-market impacts of economic hedges in the Commercial Power segment and discontinued operations.

Executive Overview

The following table reconciles Adjusted earnings to GAAP Net Income attributable to Duke Energy and Adjusted diluted EPS to GAAP diluted EPS attributable to Duke Energy (amounts are net of tax).

	Three Months Ended March 31,
	2013		2012
(in millions, except per share amounts)	Amount	Per diluted share	Amount	Per diluted share
Adjusted earnings	$716	$1.02	$506	$1.13
Economic hedges (mark-to-market)	(48)	(0.08)	1	-
Costs to achieve Progress Energy merger	(34)	(0.05)	(6)	(0.01)
Edwardsport charges	-	-	(268)	(0.60)
Voluntary Opportunity Plan deferral	-	-	60	0.13
Income from discontinued operations	-	-	2	0.01
Net income attributable to Duke Energy	$634	$0.89	$295	$0.66

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The variance in adjusted earnings for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to:

•          The inclusion of Progress Energy results beginning July 2, 2012;

•          Favorable weather in 2013 compared to 2012; and

•          The implementation of revised customer rates for Duke Energy Carolinas in February 2012.

Partially offset by:

•          Lower results in Latin America due to lower sales volumes, higher purchased power costs and unfavorable foreign exchange rates;

•          Lower results in the nonregulated generation businesses due to lower PJM Interconnection, LLC (PJM) capacity prices; and

•          Incremental shares issued to complete the Progress Energy merger (impacts per diluted share amounts only).

Segment Results

Management evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements. Management also uses adjusted segment income as a measure of historical and anticipated future segment and Other performance. Adjusted segment income is a non-GAAP financial measure, as it is based upon segment income adjusted for special items and the mark-to-market impact of economic hedges in the Commercial Power segment. Management believes that the presentation of adjusted segment income provides useful information to investors, as it provides them with an additional relevant comparison of a segment’s performance across periods. The most directly comparable GAAP measure for adjusted segment income is reported segment income, which represents segment income from continuing operations, including any special items and the mark-to-market impact of economic hedges in the Commercial Power segment.

See Note 3 to the Condensed Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

Duke Energy’s segment income and adjusted segment income may not be comparable to similarly titled measures of another company because other entities may not calculate segment income or adjusted segment income in the same manner. The following tables reconcile adjusted segment income to segment income, and detailed discussions follow (amounts are net of tax).

	Three Months Ended March 31, 2013
(in millions, except per share amounts)	USFE&G	Commercial Power	International Energy	Total Reportable Segments	Other	Duke Energy
Adjusted segment income	$656	$6	$97	$759	$(43)	$716
Mark-to-market impact of economic hedges	-	(48)	-	(48)	-	(48)
Costs to achieve Progress Energy merger	-	-	-	-	(34)	(34)
Segment income	$656	$(42)	$97	$711	$(77)	$634
Income from discontinued operations						-
Net income attributable to Duke Energy						$634

	Three Months Ended March 31, 2012
(in millions, except per share amounts)	USFE&G	Commercial Power	International Energy	Total Reportable Segments	Other	Duke Energy
Adjusted segment income	$344	$30	$142	$516	$(10)	$506
Edwardsport impairment	(268)	-	-	(268)	-	(268)
Costs to achieve Progress Energy merger	-	-	-	-	(6)	(6)
Mark-to-market impact of economic hedges	-	1	-	1	-	1
Voluntary Opportunity Plan deferral	60	-	-	60	-	60
Segment income	$136	$31	$142	$309	$(16)	$293
Income from discontinued operations						2
Net income attributable to Duke Energy						$295

PART I

DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –

DUKE ENERGY PROGRESS, INC. – DUKE ENERGY FLORIDA, INC. – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, INC.

Combined Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The remaining information presented through this discussion of results of operations is presented on a GAAP basis.

U.S. FRANCHISED ELECTRIC AND GAS

	Three Months Ended March 31,
(in millions)	2013	2012	Variance
Operating Revenues	$5,060	$2,668	$2,392
Operating Expenses	3,840	2,382	1,458
Gains on Sales of Other Assets and Other, net	2	4	(2)
Operating Income	1,222	290	932
Other Income and Expenses, net	61	62	(1)
Interest Expense	236	146	90
Income Before Income Taxes	1,047	206	841
Income Tax Expense	391	70	321
Segment Income	$656	$136	$520

Duke Energy Carolinas GWh sales(a)(b)	22,246	19,461	2,785
Duke Energy Progress GWh sales(a)(c)	14,701	13,168	1,533
Duke Energy Florida GWh sales(a)(d)	8,017	8,412	(395)
Duke Energy Ohio GWh sales(a)	6,178	5,854	324
Duke Energy Indiana GWh sales(a)	8,505	8,469	36
Total USFE&G GWh sales	59,647	55,364	4,283
Net proportional MW capacity in operation(e)	49,641	27,471

(a)	Gigawatt-hours (GWh).
(b)

Includes 184 GWh sales associated with interim firm power sale agreements (Interim FERC Mitigation) entered into as part of FERC's approval of the merger with Progress Energy, which are not included in the operating results in the table above, for the three months ended March 31, 2013. See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions, Dispositions and Sales of Other Assets," for a discussion of the Interim FERC Mitigation.

(c)	All of Duke Energy Progress' GWh sales for the three months ended March, 31 2012 occurred prior to the merger between Duke Energy and Progress Energy.
(d)	All of Duke Energy Florida's GWh sales for the three months ended March 31, 2012 occurred prior to the merger between Duke Energy and Progress Energy.
(e)	Megawatt (MW).

Three Months Ended March 31, 2013 as Compared to March 31, 2012

Operating Revenues. The variance was driven primarily by:

•       A $2,117 million increase in operating revenues due to the inclusion of Progress Energy operating revenues beginning in July 2012,

•       A $120 million increase in fuel revenues (including emission allowances) driven primarily by increased demand from electric retail customers in 2013 compared to the same period in 2012 mainly due to favorable weather conditions, partially offset by lower fuel rates for electric retail customers in all jurisdictions, and lower revenues for purchases of power in Indiana and in the Carolinas. Fuel revenues represent sales to retail and wholesale customers,

•       A $105 million increase in electric and gas sales (net of fuel revenue) to retail customers due to favorable weather conditions in 2013 compared to 2012. For the Carolinas, heating degree days for the first quarter of 2013 were 6 percent above normal as compared to 25 percent below normal during the same period in 2012. For Indiana and Ohio, heating degree days for the first quarter of 2013 were 7 percent above normal as compared to 28 percent below normal during the same period in 2012,

•       A $32 million net increase in rate riders primarily due to updates to the riders, and in retail pricing primarily due to revised retail rates resulting from the 2011 North Carolina and South Carolina rate cases implemented February 2012, and

•       A $19 million net increase in wholesale power revenues, net of sharing, primarily due to a new customer, additional volumes and charges for capacity for customers served under long-term contracts.

Operating Expenses. The variance was driven primarily by:

•    A $1,650 million increase in operating expenses due to the inclusion of Progress Energy operating expenses beginning in July 2012,

•    A $133 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to (i) higher volumes of coal used in electric generation primarily due to increased generation due to favorable weather conditions, (ii) higher volumes of natural gas used in electric generation due primarily to additional generating capacity placed in service, and (iii) higher prices for coal and natural gas used in electric generation, partially offset by lower purchased power costs in (a) Indiana, reflective of market conditions, and (b) the Carolinas, primarily due to additional generating capacity placed in-service late 2012 and also reflective of market conditions.

•    A $101 million increase in operating and maintenance expense primarily due to the establishment of regulatory assets in the first quarter of 2012, pursuant to regulatory orders, for future recovery of certain employee severance costs related to the 2010 voluntary severance plan and other costs.

PART I

Partially offsetting these increases was:

•    A $420 million decrease due to a 2012 impairment and other charges related to the Edwardsport IGCC plant. See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.

Interest Expense. The variance was primarily driven by the inclusion of Progress Energy interest expense beginning in July 2012.

Income Tax Expense. The variance was primarily due to an increase in pre-tax income. The effective tax rate for the three months ended March 31, 2013 and 2012 was 37.3 percent and 34.2 percent, respectively. The increase in the effective tax rate was primarily due to an increase in pre-tax income and a reduction in AFUDC equity.

Segment Income.  The variance resulted primarily from the inclusion of Progress Energy results beginning in July 2012, the 2012 impairment and other charges related to the Edwardsport IGCC plant, favorable weather, higher net rate riders and retail pricing, and the net increase in wholesale power revenues. These positive impacts were partially offset by higher income tax expense and higher operating and maintenance expenses.

Matters Impacting Future USFE&G Results

On December 27, 2012, the IURC approved a settlement agreement between Duke Energy Indiana and certain intervenors to cap the construction costs recoverable in retail rates for the Edwardsport Integrated Gasification Combined Cycle (IGCC) plant. The Edwardsport IGCC plant is scheduled to begin commercial operation in mid-2013. USFE&G’s financial condition, results of operations and cash flows could be adversely impacted by additional delays in the commencement of operations which may result in increased costs. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

USFE&G currently has pending rate cases in North Carolina and South Carolina. These rate cases are needed to recover the costs of plant modernization and other capital investments in generation, transmission, and distribution systems, as well as increased expenditures for nuclear plants and personnel, vegetation management and other operating costs. USFE&G has a settlement agreement related to one rate case in North Carolina before the NCUC. USFE&G’s financial condition, results of operations and cash flows could be adversely impacted if these rate cases or settlement agreements are denied or delayed by the NCUC or PSCSC. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

On May 1, 2013, the PUCO approved a settlement agreement related to Duke Energy Ohio’s electric and gas distribution rate cases. The settlement agreement provides for a net annualized increase in electric distribution revenues of $49 million and no increase in base rates for gas customers subject to the unresolved litigation over remediation costs associated with MGP sites. A separate hearing for recovery of remediation costs associated with MGP sites was held on April 29, 2013. Revised electric rates will be effective in May 2013. Duke Energy Ohio’s financial condition, results of operations and cash flows could be adversely impacted if the PUCO issues an unfavorable ruling on the MGP proceeding. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

On April 12, 2013, the North Carolina Supreme Court (NCSC) issued an order requiring the NCUC to make an independent determination regarding the proper return on equity included in Duke Energy Carolinas’ rate increase approved on January 27, 2012. The NCSC indicated the determination should be based upon appropriate findings of fact that balance all the available evidence, including the impact of changing economic conditions on customers. On April 29, 2013, the NCAG filed a motion with the NCUC requesting a stay of the rate increase approved by the NCUC and implemented in 2012. USFE&G’s financial condition, results of operations and cash flows could be adversely impacted if the NCUC determines the return of equity should be adjusted or issues a stay of the rate increase. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

The FPSC will review the prudence of the retirement decision and the mediated resolution of insurance claims with NEIL related to Duke Energy Florida’s Crystal River Unit 3. A procedural schedule has been established providing for hearings in October 2013. USFE&G’s financial condition, results of operations and cash flows could be adversely impacted if the FPSC issues an unfavorable ruling. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

COMMERCIAL POWER

	Three Months Ended March 31,
(in millions)	2013	2012	Variance
Operating Revenues	$452	$580	$(128)
Operating Expenses	533	530	3
Operating (Loss) Income	(81)	50	(131)
Other Income and Expense, net	11	8	3
Interest Expense	15	19	(4)
(Loss) Income Before Income Taxes	(85)	39	(124)
Income Tax (Benefit) Expense	(43)	8	(51)
Segment (Loss) Income	$(42)	$31	$(73)

Coal-fired plant production, GWh	4,549	4,068	481
Gas-fired plant production, GWh	3,897	4,583	(686)
Renewable plant production, GWh	1,405	998	407
Total Commercial Power production, GWh	9,851	9,649	202
Net proportional MW capacity in operation	8,094	7,691	403

PART I

Three Months Ended March 31, 2013 as Compared to March 31, 2012

Operating Revenues. The variance was driven primarily by:

•          A $71 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $68 million in 2013 compared to gains of $3 million in 2012,

•          A $61 million decrease in PJM Interconnection, LLC (PJM) capacity revenues related to lower average cleared capacity auction pricing in 2013 compared to 2012, and

•          A $24 million decrease in electric revenues from Duke Energy Generation Services, Inc. (DEGS), excluding renewables, due primarily to the sale of non-core business operations.

Partially offsetting these decreases were:

•          A $15 million increase in electric revenues from higher production in the renewables portfolio, and

•          A $9 million increase in electric revenues from the gas-fired generation assets driven primarily by higher power prices, partially offset by decreased volumes.

Operating Expenses. The variance was driven primarily by:

•          An $18 million increase in fuel expenses from the gas-fired generation assets driven by higher natural gas costs, partially offset by lower natural gas volumes, and

•          A $7 million increase in depreciation expense driven primarily by additional renewable assets in operation.

Partially offsetting these increases were:

•          An $11 million decrease in DEGS, excluding renewables, fuel used due primarily to the sale of non-core business operations, and

•          A $10 million decrease in fuel expenses from the coal-fired generation assets driven primarily by lower cost of coal.

Income Tax (Benefit) Expense. The variance was primarily due to a decrease in pre-tax income and higher production tax credits in 2013 for the Renewables portfolio. The effective tax rate for the three months ended March 31, 2013 and 2012 was 50.8 percent and 19.3 percent, respectively. The increase in the effective tax rate for the period was primarily due to a pre-tax loss in 2013 compared to pre-tax income in 2012.

Segment Income. The decrease is primarily attributable to lower revenues driven by unfavorable net mark-to-market results on non-qualifying commodity hedge contracts and lower PJM capacity revenues. These negative impacts were partially offset by higher income tax benefits.

Matters Impacting Future Commercial Power Results

Changes or variability in assumptions used in calculating the fair value of the renewables reporting unit for goodwill testing purposes including but not limited to, legislative actions related to tax credit extensions, long-term growth rates and discount rates, could significantly impact the estimated fair value of the renewables reporting unit. In the event of a significant decline in the estimated fair value of the renewables reporting unit, goodwill and other asset impairment charges could be recorded. The carrying value of goodwill, and intangible assets associated with proposed renewable projects within Commercial Power’s renewables reporting unit was approximately $110 million at March 31, 2013.

The current low energy price projections, as well as recently issued and proposed environmental regulations pertaining to coal and coal-fired generating facilities, could impact future cash flows and market valuations of Commercial Power’s coal-fired generation assets which could lead to impairment charges.

INTERNATIONAL ENERGY

	Three Months Ended March 31,
(in millions)	2013	2012	Variance
Operating Revenues	$392	$402	$(10)
Operating Expenses	263	245	18
Operating Income	129	157	(28)
Other Income and Expense, net	33	54	(21)
Interest Expense	21	16	5
Income Before Income Taxes	141	195	(54)
Income Tax Expense	42	49	(7)
Less: Income Attributable to Noncontrolling Interests	2	4	(2)
Segment Income	$97	$142	$(45)

Sales, GWh	4,756	5,074	(318)
Net proportional MW capacity in operation	4,584	4,231	353

PART I

Three Months Ended March 31, 2013 as Compared to March 31, 2012

Operating Revenues. The variance was driven primarily by:

•       A $24 million decrease in Brazil due to a delay in the rainy season and unfavorable exchange rates, partially offset by higher average prices.

Partially offsetting this decrease was:

•       A $7 million increase in Chile as a result of asset acquisitions in the prior year, and

•       A $6 million increase in Central America as a result of higher energy sales volumes partially offset by lower average prices.

Operating Expenses. The variance was driven primarily by:

•       A $6 million increase in Chile due to asset acquisitions in the prior year;

•       A $5 million increase in Ecuador as a result of planned maintenance costs, and

•       A $3 million increase in Brazil due to higher purchased power costs, partially offset by favorable exchange rates.

Other Income and Expense, net. The variance was primarily driven by a net remeasurement loss, lower interest income in Brazil, and lower equity earnings at National Methanol Company (NMC) as a result of lower methyl tertiary-butyl ether (MTBE) prices and volumes, net of lower butane costs.

Segment Income. The variance was primarily due to lower results in Brazil, planned maintenance costs in Ecuador and lower equity earnings at NMC.

OTHER

	Three Months Ended March 31,
(in millions)	2013	2012	Variance 2013 vs. 2012
Operating Revenues	$35	$15	$20
Operating Expenses	90	16	74
Losses on Sales of Other Assets and Other, net	-	(1)	1
Operating Loss	(55)	(2)	(53)
Other Income and Expense, net	11	5	6
Interest Expense	95	43	52
Loss Before Income Taxes	(139)	(40)	(99)
Income Tax Benefit	(60)	(24)	(36)
Less: Loss Attributable to Noncontrolling Interests	(2)	-	(2)
Net Expense	$(77)	$(16)	$(61)

Three Months Ended March 31, 2013 as Compared to March 31, 2012

Operating Revenues. The variance was driven primarily by mark-to-market activity of mitigation sales related to the Progress Energy merger and higher premiums earned at Bison Insurance Company Limited (Bison) as a result of the addition of Progress Energy. These positive impacts were partially offset by mark-to-market activity at Duke Energy Trading and Marketing, LLC (DETM).

Operating Expenses. The variance was driven primarily by charges related to the Progress Energy merger, increased severance charges and unfavorable loss experience at Bison.

Other Income and Expense, net. The variance was driven primarily by impairments and gains on sales of investments in the prior year.

Interest Expense. The variance was due primarily to higher debt balances as a result of debt issuances and the inclusion of Progress Energy interest expense beginning in July 2012.

Income Tax Benefit. The variance was primarily due to an increase in pre-tax loss. The effective tax rate for the three months ended March 31, 2013 and 2012 was 42.5 percent and 59.9 percent, respectively.

Net Expense. The variance was due primarily to higher interest expense, charges related to the Progress Energy merger, increased severance charges, and unfavorable loss experience at Bison. These negative impacts were partially offset by higher income tax benefit due to increased loss before income taxes, mark-to-market activity of mitigation sales related to the Progress Energy merger, and higher premiums earned at Bison.

Matters Impacting Future Other Results

Duke Energy previously held an effective 50 percent interest in Crescent Resources LLC (Crescent), which was a real estate joint venture formed by Duke Energy in 2006 that filed for Chapter 11 bankruptcy protection in June 2009. On June 9, 2010, Crescent restructured and emerged from bankruptcy and Duke Energy forfeited its entire 50 percent ownership interest to Crescent debt holders. This forfeiture caused Duke Energy to recognize a loss, for tax purposes, on its interest in the second quarter of 2010. Although Crescent has reorganized and emerged from bankruptcy with creditors owning all Crescent interest, there remains uncertainty as to the tax treatment associated with the restructuring. Based on this uncertainty, it is possible that Duke Energy could incur a future tax liability related to the tax losses associated with its partnership interest in Crescent and the resolution of issues associated with Crescent’s emergence from bankruptcy.

PART I

DUKE ENERGY CAROLINAS

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2013 and 2012.

The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in millions)	2013	2012	Variance
Operating Revenues	$1,729	$1,501	$228
Operating Expenses	1,297	1,029	268
Gains on Sales of Other Assets and Other, net	2	3	(1)
Operating Income	434	475	(41)
Other Income and Expenses, net	36	39	(3)
Interest Expense	82	97	(15)
Income Before Income Taxes	388	417	(29)
Income Tax Expense	144	151	(7)
Net Income and Comprehensive Income	$244	$266	$(22)

The following table presents the percentage change in GWh sales and average number of customers for Duke Energy Carolinas. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year			2013
Residential sales(a)			9.6%
General service sales(a)			2.1%
Industrial sales(a)			(1.4)%
Wholesale power sales			147.3%
Total sales(b)			14.3%
Average number of customers			0.7%

(a)		Major components of retail sales.
(b)		Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Three Months Ended March 31, 2013 as Compared to March 31, 2012

Operating Revenues. The variance was primarily due to:

•          A $127 million increase in fuel revenues driven primarily by an increased demand from retail customers mainly due to favorable weather conditions, partially offset by a decrease in fuel rates in both North Carolina and South Carolina. Fuel revenues represent sales to retail and wholesale customers,

•          A $68 million (net of fuel revenue) increase in GWh sales to retail customers due to favorable weather conditions. The number of heating degree days for 2013 was 6 percent above normal as compared to 25 percent below normal in 2012. The first quarter of 2012 was the mildest on record (dating back to 1961),

•          A $16 million increase in net retail pricing and rate riders primarily due to the year over year impact of new retail rates implemented in February 2012, partially offset by lower energy efficiency program revenues, primarily due to a favorable revenue adjustment in 2012 following a South Carolina rate order, and

•          A $14 million increase in wholesale power revenues, net of sharing, primarily due to a new customer in 2013, increased capacity charges, and additional volumes for customers served under long-term contracts.

Operating Expenses. The variance was primarily due to:

•          A $138 million dollar increase in fuel expense (including purchased power) primarily related to higher volumes of coal and natural gas from increased generation due to favorable weather conditions and increased prices of coal and natural gas used in electric generation, partially offset by decreased purchased power due to additional generating capacity placed in service late 2012 and increased coal-fired generation due to higher natural gas prices; and,

•          A $126 million increase in operating and maintenance expenses primarily due to the establishment of regulatory assets in the first quarter of 2012, pursuant to regulatory orders for future recovery of certain employee severance costs related to the 2010 voluntary severance plan and other costs, higher non-outage and outage costs at generation plants, Duke Energy Carolinas’ portion of the costs associated

PART I

with the Progress Energy merger, and increased storm costs, partially offset by 2012 donations required by rate cases, lower customer service and energy efficiency program costs, and lower corporate and employee benefit costs.

Interest Expense. The decrease is primarily due to higher deferred interest on the costs of major projects recently placed in service but not yet reflected in customer rates, partially offset by a lower debt component of allowance for funds used during construction (AFUDC).

Income Tax Expense. The variance in income tax expense was primarily due to a decrease in pre-tax income. The effective tax rate for the three months ended March 31, 2013 and 2012 was 37.1 percent and 36.3 percent, respectively.

Matters Impacting Future Duke Energy Carolinas Results

Duke Energy Carolinas has pending rate cases in North Carolina and South Carolina. These rates cases are needed to recover investments in Duke Energy Carolinas’ ongoing infrastructure modernization projects and operating costs. Duke Energy Carolinas’ earnings could be adversely impacted if these rate cases are denied or delayed by either of the state regulatory commissions. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

On April 12, 2013, the NCSC issued an order requiring the NCUC to make an independent determination regarding the proper return on equity included in Duke Energy Carolinas’ rate increase approved on January 27, 2012. The NCSC indicated the determination should be based upon appropriate findings of fact that balance all the available evidence, including the impact of changing economic conditions on customers. On April 29, 2013, the NCAG filed a motion with the NCUC requesting a stay of the rate increase approved by the NCUC and implemented in 2012. Duke Energy Carolinas’ financial condition, results of operations and cash flows could be adversely impacted if the NCUC determines the return of equity should be adjusted or issues a stay of the rate case. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PROGRESS ENERGY

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2013 and 2012.

The results of operations and variance discussion for Progress Energy is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in millions)	2013	2012	Variance
Operating Revenues	$2,186	$2,102	$84
Operating Expenses	1,756	1,740	16
Gains on Sales of Other Assets and Other, net	-	1	(1)
Operating Income	430	363	67
Other Income and Expenses, net	23	39	(16)
Interest Expense	198	185	13
Income From Continuing Operations Before Taxes	255	217	38
Income Tax Expense From Continuing Operations	101	76	25
Income From Continuing Operations	154	141	13
Income From Discontinued Operations, net of tax	-	11	(11)
Net Income	154	152	2
Less: Net Income Attributable to Noncontrolling Interest	1	2	(1)
Net Income Attributable to Parent	$153	$150	$3

Three Months Ended March 31, 2013 as Compared to March 31, 2012

Operating Revenues. The variance was primarily due to:

•          A $56 million increase in sales (excluding fuel revenues) to wholesale customers primarily due to a new contract with a major wholesale customer that began in January 2013 and an amended capacity contract with a major customer that began in May 2012 and favorable weather conditions at Duke Energy Progress,

•          A $43 million increase primarily due to a retail base rate increase effective January 1, 2013 at Duke Energy Florida

•          A $38 million increase (net of fuel revenue) in GWh sales to retail customers primarily due to favorable weather at Duke Energy Progress net of unfavorable weather at Duke Energy Florida. The weather statistics for heating degree days in 2013 were favorable compared to the same period in 2012, and

•          A $19 million increase in capacity clause revenues at Duke Energy Florida primarily due to an increase in recovery of costs related to the proposed Levy Nuclear Station effective January 1, 2013, partially offset by lower sales volume.

Partially offsetting these increases was:

•          An $83 million decrease in fuel revenues primarily due to the impact of lower residential fuel rates at Duke Energy Florida and a decrease in GWh retail sales due to weather.

PART I

Operating Expenses. The variance was primarily due to:

•          A $28 million increase in Depreciation and amortization primarily due to higher nuclear cost-recovery amortization related to the Levy nuclear station project at Duke Energy Florida, and

•          A $26 million increase in Operation, maintenance and other expense primarily due to Duke Energy Florida’s 2012 settlement agreement, including the 2012 reversals and suspension of accruals related to Crystal River Unit 3, partially offset by lower nuclear plant outage costs at Duke Energy Progress resulting from one nuclear refueling outage in 2013 compared to two extended outages during the same period in 2012.

Partially offsetting these increases was:

•          A $41 million decrease in Fuel used in electric generation and purchased power primarily due to generation mix at Duke Energy Progress as a result of retiring certain coal-fired plants and adding one new natural gas-fired generating plant, and one less nuclear outage in 2013 compared to 2012.

Other Income and Expenses, net. The variance was primarily due to the $8 million prior-year pre-tax unrealized gain to record the change in fair value of the contingent value obligations (CVOs) compared to no change in the fair value of the CVOs in 2013.

Interest Expense. The variance was primarily due to the $29 million charge to interest expense on the redemption of Progress Energy’s 7.10% Cumulative Quarterly Income Preferred Securities (QUIPS) in January 2013, partially offset by the $16 million capitalized interest, starting January 1, 2013, on the regulatory asset related to the retail portion of the retired Crystal River Unit 3 assets.

Income Tax Expense from Continuing Operations. The variance was primarily due to an increase in pre-tax income. The effective tax rates for 2013 and 2012 were 39.6 percent and 35.1 percent, respectively. The increase in the effective tax rate is primarily due to the impact of lower AFUDC equity and the employee stock ownership plan dividend deduction being recorded at Duke Energy in 2013 as a result of the merger.

Discontinued Operations, net of tax. The variance was primarily due to the prior-year reversal of certain environmental indemnification liabilities for which the indemnification period had expired.

Matters Impacting Future Progress Energy Results

The FPSC will review the prudence of the retirement decision and the mediated resolution of insurance claims with NEIL related to Duke Energy Florida’s Crystal River Unit 3. A procedural schedule related to these proceedings is pending before the FPSC. Progress Energy’s financial condition, results of operations and cash flows could be adversely impacted if the FPSC issues an unfavorable ruling. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

Duke Energy Progress has a settlement agreement related to a rate case in North Carolina pending before the NCUC. The settlement agreement provides for a total $182 million increase in retail rates during a two year step-in period. Progress Energy’s earnings could be adversely impacted if the settlement agreement is denied or delayed by the NCUC. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

DUKE ENERGY PROGRESS

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2013 and 2012.

The results of operations and variance discussion for Duke Energy Progress is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in millions)	2013	2012	Variance
Operating Revenues	$1,216	$1,090	$126
Operating Expenses	1,004	984	20
Gains on Sales of Other Assets and Other, net	-	1	(1)
Operating Income	212	107	105
Other Income and Expenses, net	14	20	(6)
Interest Expense	48	51	(3)
Income Before Income Taxes	178	76	102
Income Tax Expense	68	24	44
Net Income	110	52	58
Less: Preferred Stock Dividend Requirement	-	1	(1)
Net Income Available to Parent	$110	$51	$59

The following table presents the percentage change in GWh sales and average number of customers for Duke Energy Progress. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase over prior period			2013
Residential sales(a)			11.8%
General service sales(a)			1.0%
Industrial sales(a)			0.6%
Wholesale power sales			26.8%
Total sales(b)			11.6%
Average number of customers			0.8%

(a)		Major components of retail sales.
(b)		Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

PART I

Three Months Ended March 31, 2013 as Compared to March 31, 2012

Operating Revenues. The variance was primarily due to:

•          A $56 million increase in sales (excluding fuel revenues) to wholesale customers primarily due to a new contract with a major wholesale customer that began in January 2013 and an amended capacity contract with a major wholesale customer that began in May 2012 and favorable weather conditions,

•          A $48 million increase (net of fuel revenue) in GWh sales to retail customers due to favorable weather conditions. The number of heating degree days for the 3 months ended March 31, 2013 was 5 percent above normal compared to 29 percent below normal for the same period in 2012, and

•          A $20 million increase in wholesale fuel revenue due to higher sales primarily due to favorable weather conditions.

Operating Expenses. The variance was primarily due to:

•          A $35 million increase in Fuel expense (including purchased power) primarily from demand associated with favorable weather, partially offset by lower fuel expense due to generation mix as a result of retiring certain coal-fired plants and adding one new natural gas-fired generating plant, and one less nuclear outage in 2013 compared to 2012.

Partially offsetting this increase was:

•          A $22 million decrease in Operation and maintenance expenses primarily due to lower nuclear plant outage costs, partially offset by higher costs to achieve the merger with Duke Energy. The lower nuclear plant outage costs are primarily due to one nuclear refueling outage in 2013 compared to two extended outages during the same period in 2012.

Income Tax Expense. The variance was primarily due to an increase in pre-tax income. The effective tax rates for the three months ended March 31, 2013 and 2012 were 38.1 percent and 32.0 percent, respectively. The increase in the effective tax rate was primarily due to the favorable prior year tax benefit related to the manufacturing deduction and the impact of lower AFUDC equity in 2013.

Matters Impacting Future Duke Energy Progress Results

Duke Energy Progress has a settlement agreement related to a rate case in North Carolina pending before the NCUC. The settlement agreement provides for a total $182 million increase in retail rates during a two year step-in period. Duke Energy Progress’ earnings could be adversely impacted if the settlement agreement is denied or delayed by the NCUC. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

DUKE ENERGY FLORIDA

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2013 and 2012.

The results of operations and variance discussion for Duke Energy Florida is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in millions)	2013	2012	Variance
Operating Revenues	$968	$1,010	$(42)
Operating Expenses	747	756	(9)
Gains on Sales of Other Assets and Other, net	-	1	(1)
Operating Income	221	255	(34)
Other Income and Expenses, net	8	9	(1)
Interest Expense	49	63	(14)
Income Before Income Taxes	180	201	(21)
Income Tax Expense	70	73	(3)
Net Income	110	128	(18)
Less: Preferred Stock Dividend Requirement	-	1	(1)
Net Income Available to Parent	$110	$127	$(17)

The following table presents the percentage change in GWh sales and average number of customers for Duke Energy Florida. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior period			2013
Residential sales(a)			1.1%
General service sales(a)			(2.6)%
Industrial sales(a)			(0.3)%
Wholesale power sales			(17.6)%
Total sales(b)			(4.7)%
Average number of customers			0.9%

(a)		Major components of retail sales.
(b)		Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

PART I

Three Months Ended March 31, 2013 as Compared to March 31, 2012

Operating Revenues. The variance was primarily due to:

•          An $83 million decrease in fuel revenues primarily due to the impact of lower residential fuel rates and a decrease in GWh retail sales due to weather,

•          A $10 million decrease in sales to retail customers due to unfavorable weather, and

•          A $5 million decrease in weather-normal retail volumes primarily related to commercial, industrial, and governmental sectors, offset by favorable volumes in the residential sector.

Partially offsetting these decreases was:

•       A $43 million increase primarily due to a retail base rate increase effective January 1, 2013, and

•       A $19 million increase in capacity clause revenues primarily due to an increase in recovery of costs related to the proposed Levy Nuclear Station (Levy) effective January 1, 2013, partially offset by lower sales volume.

Operating Expenses. The variance was primarily due to:

•          A $76 million decrease in Fuel used in electric generation and purchased power primarily due to lower system requirements due to milder weather in the current year and lower natural gas prices.

Partially offsetting this decrease was:

•       A $46 million increase in Operation and maintenance expenses primarily due to Duke Energy Florida's 2012 FPSC Settlement Agreement, including the 2012 reversals and suspension of accruals related to Crystal River Unit 3.

•       A $25 million increase in Depreciation and amortization primarily due to higher nuclear cost-recovery amortization related to the Levy project.

Interest Expense. The variance was primarily due to the $16 million capitalized interest, starting January 1, 2013, on the regulatory asset related to the retail portion of the retired Crystal River Unit 3 assets.

Matters Impacting Future Duke Energy Florida Results

The FPSC will review the prudence of the retirement decision and the mediated resolution of insurance claims with NEIL related to Duke Energy Florida’s Crystal River Unit 3. A procedural schedule has been established providing for hearings in October 2013. Duke Energy Florida’s financial condition, results of operations and cash flows could be adversely impacted if the FPSC issues an unfavorable ruling. See Note 4, Regulatory Matters, to the Condensed Consolidated Financial Statements for additional information. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

DUKE ENERGY OHIO

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2013 and 2012.

The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in millions)	2013	2012	Variance
Operating Revenues	$747	$912	$(165)
Operating Expenses	764	775	(11)
Gains on Sales of Other Assets and Other, net	-	1	(1)
Operating (Loss) Income	(17)	138	(155)
Other Income and Expenses, net	2	4	(2)
Interest Expense	18	24	(6)
(Loss) Income Before Income Taxes	(33)	118	(151)
Income Tax (Benefit) Expense	(12)	44	(56)
Net (Loss) Income	$(21)	$74	$(95)

The following table presents the percentage change in GWh sales and average number of customers for Duke Energy Ohio. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year			2013
Residential sales(a)			11.2%
General service sales(a)			3.4%
Industrial sales(a)			(0.1)%
Wholesale power sales			130.8%
Total sales(b)			5.5%
Average number of customers			0.2%

(a)		Major components of retail sales.
(b)		Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

PART I

Three Months Ended March 31, 2013 as Compared to March 31, 2012

Operating Revenues. The variance was primarily driven by:

•          A $124 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $90 million in 2013 compared to gains of $34 million in 2012; and

•          A $61 million decrease in PJM capacity revenues related to lower average cleared capacity auction pricing in 2013 compared to 2012.

Partially offsetting these decreases were:

•          A $17 million increase in retail revenues related to favorable weather conditions in 2013 compared to 2012.

Operating Expenses. The variance was primarily driven by:

•          An $11 million decrease in operating and maintenance expenses primarily due to lower station outage expenses.

Income Tax Expense. The variance in tax expense was primarily due to a decrease in pre-tax income. The effective tax rate for the three months ended March 31, 2013 and 2012 was 37.1 percent and 37.0 percent, respectively.

Matters Impacting Future Duke Energy Ohio Results

On May 1, 2013, the PUCO approved a settlement agreement related to Duke Energy Ohio’s electric and gas distribution rate cases. The settlement agreement provides for a net annualized increase in electric distribution revenues of $49 million and no increase in base rates for gas customers subject to the unresolved litigation over remediation costs associated with MGP sites. A separate hearing for recovery of remediation costs associated with MGP sites was held on April 29, 2013. Revised electric rates will be effective in May 2013. Duke Energy Ohio’s financial condition, results of operations and cash flows could be adversely impacted if the PUCO issues an unfavorable ruling on the MGP proceeding. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

The current low energy price projections, as well as recently issued and proposed environmental regulations pertaining to coal and coal-fired generating facilities, could impact future cash flows and market valuations of Duke Energy Ohio’s coal-fired generation assets which could lead to impairment charges.

DUKE ENERGY INDIANA

Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2013 and 2012.

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in millions)	2013	2012	Variance
Operating Revenues	$724	$688	$36
Operating Expenses	543	960	(417)
Operating Income (Loss)	181	(272)	453
Other Income and Expenses, net	4	23	(19)
Interest Expense	41	34	7
Income (Loss) Before Income Taxes	144	(283)	427
Income Tax Expense (Benefit)	54	(116)	170
Net Income (Loss)	$90	$(167)	$257

The following table presents the percentage change in GWh sales and average number of customers for Duke Energy Indiana. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year			2013
Residential sales(a)			12.8%
General service sales(a)			3.6%
Industrial sales(a)			(1.4)%
Wholesale power sales			(14.7)%
Total sales(b)			0.4%
Average number of customers			0.8%

(a)		Major components of retail sales.
(b)		Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

PART I

Three Months Ended March 31, 2013 as Compared to March 31, 2012

Operating Revenues. The variance was primarily due to:

•          A $22 million net increase in rate riders primarily related to higher recoveries under the Edwardsport IGCC rider; and

•          A $20 million net increase in revenue due to favorable weather.

Partially offsetting these increases were:

•          A $13 million decrease in overall average rate realization due primarily to the declining block rate structure for residential sales.

Operating Expenses. The variance was primarily due to:

•          A $420 million decrease due to impairment and other charges recorded in 2012 related to the Edwardsport IGCC plant that is currently under construction.

Other Income and Expenses, net. The decrease was primarily due to:

•          A $19 million decrease in AFUDC Equity primarily due to the implementation of new rates related to the IGCC rider in January 2013.

Income Tax (Benefit) Expense. The variance in income tax expense was primarily due to an increase in pre-tax income. The effective tax rates for the three months ended March 31, 2013 and 2012 were 37.5 percent and 41.0 percent, respectively. The decrease in the effective tax rate is primarily due to the reduction in AFUDC equity, as well as Edwardsport IGCC impairments, which resulted in a pre-tax loss in 2012.

Matters Impacting Future Duke Energy Indiana Results

On December 27, 2012, the IURC approved a settlement agreement between Duke Energy Indiana and certain intervenors to cap the construction costs recoverable in retail rates for the Edwardsport IGCC plant. The Edwardsport IGCC plant is scheduled to begin commercial operation in mid-2013. Duke Energy Indiana’s financial condition, results of operations and cash flows could be adversely impacted by additional delays in the commencement of operations which may result in increased costs. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources is on a consolidated Duke Energy basis. Duke Energy’s significant cash requirements are largely due to the capital intensive nature of its operations, including capital expansion projects, fleet modernization and other expenditures for environmental compliance. Duke Energy relies upon its cash flows from operations, as well as its ability to access the long-term debt and equity capital markets for sources of domestic liquidity. Additionally, Duke Energy has access to an unsecured revolving credit facility, which is not restricted upon general market conditions, as discussed further below.

Cash Flow Information

The following table summarizes Duke Energy’s cash flows.

	Three Months Ended March 31,
(in millions)	2013	2012
Cash flows provided by (used in):
Operating activities	$1,091	$872
Investing activities	(1,465)	(1,180)
Financing activities	246	(731)
Net decrease in cash and cash equivalents	(128)	(1,039)
Cash and cash equivalents at beginning of period	1,424	2,110
Cash and cash equivalents at end of period	$1,296	$1,071

OPERATING CASH FLOWS

The following table summarizes key components of Duke Energy’s operating cash flows:

	Three Months Ended March 31,
(in millions)	2013	2012
Net income	$634	$299
Non-cash adjustments to net income	1,122	836
Working capital	(665)	(263)
Net cash provided by operating activities	$1,091	$872

The increase in cash provided by operating activities in 2013 as compared to 2012 was driven primarily by:

•

An approximately $620 million increase in net income after non-cash adjustments, mainly due to the inclusion of Progress Energy's results, beginning July 2, 2012, the prior year impact of the 2011 Duke Energy Carolinas' rate cases and favorable weather.

This increase was partially offset by:

•	A $380 million decrease in traditional working capital, mainly due to an increase in the incentive pay-out and prior year over collection of the Carolinas' fuel costs.

INVESTING CASH FLOWS

The following table summarizes key components of Duke Energy’s investing cash flows:

	Three Months Ended March 31,
(in millions)	2013	2012
Capital, investment and acquisition expenditures	$(1,410)	$(1,043)
Available for sale securities, net	(76)	(127)
Proceeds from sales of equity investments and other assets, and sales of and collections on notes receivable	20	17
Other investing items	1	(27)
Net cash used in investing activities	$(1,465)	$(1,180)

The increase in cash used in investing activities in 2013 as compared to 2012 is primarily due to the following:

•

A $370 million increase in capital, investment and acquisition expenditures primarily due to the inclusion of Progress Energy's capital expenditures beginning July 2, 2012, net of lower spending on Duke Energy's renewable energy wind projects and ongoing infrastructure modernization program as these projects near completion.

PART I

FINANCING CASH FLOWS

The following table summarizes key components of Duke Energy’s financing cash flows:

	Three Months Ended March 31,
(in millions)	2013	2012
Issuance of common stock related to employee benefit plans	$5	$8
Issuance of long-term debt, net	262	(429)
Notes payable and commercial paper	627	28
Dividends paid	(542)	(335)
Other financing items	(106)	(3)
Net cash provided by (used in) financing activities	$246	$(731)

The increase in net cash provided by financing activities in 2013 as compared to cash used in 2012 was due primarily to the following:

•	A $690 million increase in net issuances of long-term debt, primarily due to the timing of issuances and redemptions across years.

•	A $600 million increase in proceeds from net issuances of notes payable and commercial paper, primarily to fund the short-term working capital needs of the Duke Energy Registrants.

These increases in cash provided were partially offset by:

•

A $200 million increase in quarterly dividends primarily due to an increase in common shares outstanding, resulting from the merger with Progress Energy and an increase in dividends per share from $0.75 to $0.765 beginning in the third quarter of 2012.

Significant Notes Payable and Long-Term Debt Activities – 2013

The following table summarizes the Duke Energy Registrants’ significant debt issuances since December 31, 2012 (in millions).

Issuance Date	Maturity Date	Interest Rate	Duke Energy (Parent)	Duke Energy Progress	Duke Energy
Unsecured Debt
January 2013(a)	January 2073	5.125%	$500	$-	$500
Secured Debt
February 2013(b) (c)	December 2030	2.043%	-	-	203
February 2013(b)	June 2037	4.740%	-	-	220
April 2013(d)	April 2026	5.456%	-	-	230
First Mortgage Bonds
March 2013(e)	March 2043	4.100%	-	500	500
Total issuances			$500	$500	$1,653

(a)

Callable after January 2018 at par. Proceeds from the issuance were used to redeem the $300 million 7.10% QUIPS. The securities were redeemed at par plus accrued and unpaid distributions, payable upon presentation on the redemption date. The remaining net proceeds were used to repay a portion of our commercial paper and for general corporate purposes. See Note 11 to the Condensed Consolidated Financial Statements, "Variable Interest Entities," for additional information about the QUIPS.

(b)

Represents the conversion of construction loans related to a renewable energy project issued in December 2012 to term loans. No cash proceeds were received in conjunction with the conversion. The term loans have varying maturity dates. The maturity date presented represents the latest date for all components of the respective loans.

(c)		The debt is floating rate. Duke Energy has entered into a pay fixed-receive floating interest rate swap for 95 percent of the loans.
(d)

Represents primarily the conversion of a $190 million bridge loan issued in conjunction with the acquisition of Iberoamericana de Energía Ibener, S.A. (Ibener) in December 2012. Duke Energy received incremental proceeds of $40 million upon conversion of the bridge loan. The debt is floating rate and is denominated in U.S. dollars. Duke Energy has entered into a pay fixed-received floating interest rate swap for 75 percent of the loan.

(e)		Proceeds from the issuance were used to repay notes payable to affiliated companies as well as for general corporate purposes.

CURRENT MATURITIES OF LONG-TERM DEBT

The following table shows the significant components of Current maturities of long-term debt on the Duke Energy Registrants’ respective Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with proceeds from additional borrowings, unless otherwise noted.

(in millions)	Maturity Date	Interest Rate	March 31, 2013
Unsecured Debt
Duke Energy (Parent)	June 2013	5.650%	$250
Duke Energy Indiana	September 2013	5.000%	400
Duke Energy (Parent)	February 2014	6.300%	750
Progress Energy (Parent)	March 2014	6.050%	300
Secured Debt
Duke Energy(a)	June 2013	1.009%	190
First Mortgage Bonds
Duke Energy Ohio	June 2013	2.100%	250
Duke Energy Progress	September 2013	5.125%	400
Duke Energy Carolinas	November 2013	5.750%	400
Other			383
Current maturities of long-term debt			$3,323

(a)

Notes were fully offset with cash collateral, which was presented within Current Assets on the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012. All collateral was returned after the six-month bridge loan was replaced with a $230 million nonrecourse secured credit facility issued in April 2013. See Note 2 to the Condensed Consolidated Financial Statements, "Acquisitions, Dispositions and Sales of Other Assets," for additional information.

PART I

Duke Energy issues unsecured senior notes, called InterNotes, due one year to 30 years from the date of issuance. The InterNotes are issued in the retail markets as direct, unsecured and unsubordinated obligations of Duke Energy Corporation. The net proceeds from the sale of InterNotes are used to fund capital expenditures in Duke Energy’s unregulated businesses and for general corporate purposes. The balances as of March 31, 2013 and December 31, 2012 were $64 million and $35 million, respectively, with maturities ranging from 10 to14 years. The notes reflect long-term debt obligations of Duke Energy and are reflected as Long-term debt on Duke Energy’s Condensed Consolidated Balance Sheets.

Duke Energy issues variable denomination floating rate demand notes, called PremierNotes. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The balances as of March 31, 2013 and December 31, 2012, were $506 million and $395 million, respectively. The notes reflect a short-term debt obligation of Duke Energy and are reflected as Notes Payable and Commercial Paper on Duke Energy’s Condensed Consolidated Balance Sheets.

Credit Facilities and Other Information

MASTER CREDIT FACILITY SUMMARY

Duke Energy has a $6 billion, 5-year master credit facility, expiring in November 2016. In 2012 the Duke Energy Registrants reached an agreement with banks representing $5.63 billion of commitments under the master credit facility to extend the expiration date by one year to November 2017. Through November 2016, the available credit under this facility remains $6 billion. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. See the table below for the borrowing sublimits for each of the borrowers as of March 31, 2013. The amount available under the master credit facility is reduced, as indicated in the table below, by the use of the master credit facility to backstop the issuances of commercial paper, certain letters of credit and variable rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. As indicated, borrowing sublimits for the Subsidiary Registrants are also reduced for amounts outstanding under the money pool arrangement.

(in millions)	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana	Total Duke Energy
Facility size(a)	$1,750	$1,250	$750	$750	$750	$750	$6,000
Reduction to backstop issuances
Notes payable and commercial paper(b)	(486)	(300)	(26)	(162)	(163)	(169)	(1,306)
Outstanding letters of credit	(50)	(7)	(2)	(1)	―	―	(60)
Tax-exempt bonds	―	(75)	―	―	(84)	(81)	(240)
Available capacity	$1,214	$868	$722	$587	$503	$500	$4,394

(a)	Represents the sublimit of each borrower at March 31, 2013. The Duke Energy Ohio sublimit includes $100 million for Duke Energy Kentucky.
(b)

Duke Energy issued $450 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolina’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

FIRST MORTGAGE BOND RESTRICTIONS

The Subsidiary Registrants’ first mortgage bonds are secured under their respective mortgage indentures. Each mortgage constitutes a first lien on substantially all of the fixed properties of the respective company, subject to certain permitted encumbrances and exceptions. The lien of each mortgage also covers subsequently acquired property. Each mortgage allows the issuance of additional first mortgage bonds based on property additions, retirements of first mortgage bonds and the deposit of cash if certain conditions are satisfied. Most of the Subsidiary Registrants are required to pass a “net earnings” test in order to issue new first mortgage bonds, other than on the basis of retired bonds

PART I

under certain circumstances. The test requires that the issuer’s adjusted net earnings, which are calculated based on results for 12 consecutive months within the prior 15 to 18 months, be at least twice the annual interest requirement for bonds currently outstanding and to be outstanding. Duke Energy Indiana’s and Duke Energy Florida’s ratios of net earnings to the annual interest requirement for bonds have at times in the past two years been below 2.0 times, due to various charges to operating expenses. As discussed in Note 4 of the Condensed Consolidated Financial Statements, “Regulatory Matters,” these charges and any future charges may impact future net earnings tests and affect the ability of Duke Energy Indiana and Duke Energy Florida to issue first mortgage bonds. In the event Duke Energy Indiana’s or Duke Energy Florida’s long-term debt requirements exceed its first mortgage bond capacity, Duke Energy Indiana or Duke Energy Florida can access alternative sources of capital, including, but not limited to issuing unsecured debt, borrowing under the money pool, entering into bilateral direct loan arrangements, and, if necessary, utilizing available capacity under the master credit facility. All of the other Duke Energy Registrants have earnings substantially in excess of the net earnings test requirement for issuing first mortgage bonds.

RESTRICTIVE DEBT CONVENANTS

The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The master credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2013, each of the Duke Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

CREDIT RATINGS

Duke Energy and certain subsidiaries each hold credit ratings by Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P). Duke Energy’s corporate credit rating and issuer credit rating from Fitch, Moody’s and S&P, respectively, as of April 30, 2013 is BBB+, Baa2 and BBB, respectively. As of April 30, 2013, the Duke Energy Registrants’ have a stable outlook rating from Fitch and Moody’s, with the exception of Duke Energy Florida, which has a negative outlook at Fitch. In addition, the Duke Energy Registrants have a negative outlook rating from S&P.

Duke Energy’s credit ratings are dependent on, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures and pay dividends on its common stock, while maintaining the strength of its current balance sheet. If, as a result of market conditions or other factors, Duke Energy is unable to maintain its current balance sheet strength, or if its earnings and cash flow outlook materially deteriorates, Duke Energy’s credit ratings could be negatively impacted.

Undistributed Foreign Earnings

Undistributed earnings associated with Duke Energy’s foreign operations are considered indefinitely reinvested, thus no U.S. tax is recorded on such earnings. This assertion is based on management’s determination that the cash held in Duke Energy’s foreign jurisdictions is not needed to fund its U.S. operations and that Duke Energy either has invested or has intentions to reinvest such earnings. Duke Energy periodically evaluates the impact of repatriation of cash generated and held in foreign countries. While Duke Energy’s current intent is to indefinitely reinvest foreign earnings, circumstances could arise that may alter that view, including a future change in tax law governing U.S. taxation of foreign earnings or changes in Duke Energy’s U.S. cash flow requirements. If Duke Energy were to decide to repatriate foreign generated and held cash previously designated as undistributed earnings, recognition of material U.S. federal income tax liabilities would be required to be recognized in the period such determination is made. The cumulative undistributed earnings as of March 31, 2013, on which Duke Energy has not provided deferred U.S. income taxes and foreign withholding taxes is $2.2 billion. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated to be between $275 million and $350 million.

OTHER ISSUES

Global Climate Change

For information on global climate change and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

Nuclear Matters

Following the events at the Fukushima Daiichi nuclear power station in Japan, Duke Energy conducted thorough inspections at each of its three nuclear sites during 2011. Progress Energy also conducted inspections in 2011 at each of its four sites. The initial inspections did not identify any significant vulnerabilities, however, Duke Energy has continued reviewing designs to evaluate safety margins to external events. Emergency-response capabilities, written procedures and engineering specifications were reviewed to verify each site’s ability to respond in the unlikely event of station blackout. Duke Energy is working within the nuclear industry to improve the safety standards and margin using the three layers of safety approach used in the U.S.: protection, mitigation and emergency response. Emergency equipment is currently being added at each station to perform key safety functions in the event that backup power sources are lost permanently. These improvements are in addition to the numerous layers of safety measures and systems previously in place.

In March 2011, the Nuclear Regulatory Commission (NRC) formed a task force to conduct a comprehensive review of processes and regulations to determine whether the agency should make additional improvements to the nuclear regulatory system. On July 13, 2011, the task force proposed a set of improvements designed to ensure protection, enhance accident mitigation, strengthen emergency preparedness and improve efficiency of NRC programs. The recommendations were further prioritized into three tiers based on the safety enhancement level. On March 12, 2012, the NRC issued three regulatory orders requiring safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at a plant, ensuring reliable hardened containment vents and enhancing spent fuel pool instrumentation.

PART I

In May 2012, the NRC endorsed guidance on re-evaluating emergency communications systems and staffing levels and performing seismic and flooding walkdowns. On July 13, 2012, the NRC outlined plans for implementing Tier 2 and Tier 3 recommendations. On August 30, 2012, the NRC issued implementation guidance to enable power plants to achieve compliance with the orders issued in March 2012. Plants were required to submit implementation plans to the NRC by February 28, 2013, and complete implementation of the safety enhancements within two refueling outages or by December 31, 2016, whichever comes first. Each plant is also required to reassess their seismic and flooding hazards using present-day methods and information, conduct inspections to ensure protection against hazards in the current design basis, and re-evaluate emergency communications systems and staffing levels.

Duke Energy is committed to compliance with all safety enhancements ordered by the NRC in connection with the March 12, 2012, regulatory orders noted above, the cost of which could be material. Until such time as the NRC mandated reassessment of flooding and seismic hazards is complete the exact scope and cost of compliance modifications to our sites will not be known.

Duke Energy anticipates investing approximately $500 million in capital and approximately $100 million in operations and maintenance expenses to comply with Fukushima regulatory requirements from 2013-2015. These expenditures will focus on key areas such as coping with natural phenomena, the design of containment vents for boiling water reactor (BWR) units, instrumentation to accurately measure spent fuel pools, water levels and opportunities to augment emergency response. Amounts required to meet these requirements may vary, as the rules are more clearly defined.

On March 19, 2013, the NRC directed the NRC Staff to prepare a revision to its existing rules related to hardened containment vents requiring vents for all BWR Mark Is and IIs to be capable of remaining functional during severe accident conditions. The NRC directed the NRC Staff to issue the order no later than May 20, 2013. Duke Energy Progress’ Brunswick Nuclear Station Units 1 and 2 will be required to comply with these revised rules. Duke Energy cannot predict the financial impact of complying with these severe accident capability requirements and costs of these requirement are not included in the estimates discussed above.

With the NRC’s continuing review of the remaining recommendations, Duke Energy cannot predict to what extent the NRC will impose additional licensing and safety-related requirements, or the costs of complying with such requirements. The tight time frame required to complete the necessary safety enhancements by no later than 2016 could lead to even higher costs. Upon receipt of additional guidance from the NRC and a collaborative industry review, Duke Energy will be able to determine an implementation plan and associated costs. See Item 1A, “Risk Factors,” for further discussion of applicable risk factors.

On February 20, 2013, Duke Energy Florida notified the NRC that Crystal River Unit 3 would be retired. The NRC granted Duke Energy Florida’s request for a six-month extension to file an integration plan related to the retirement.

In 2006, Duke Energy Progress selected a site at its existing Shearon Harris Nuclear Station (Harris) to evaluate for possible future nuclear expansion. On February 19, 2008, Duke Energy Progress filed its combined Construction and Operating License (COL) application with the NRC for two Westinghouse Electric AP1000 reactors at Harris, which the NRC docketed on April 17, 2008. On May 2, 2013, Duke Energy Progress filed a letter to the NRC requesting the NRC to suspend its review activities associated with the COL at the Harris site.

New Accounting Standards

See Note 19 to the Condensed Consolidated Financial Statements, “New Accounting Standards,” for a discussion of the impact of new accounting standards.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2013, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

Contractual Obligations

Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three months ended March 31, 2013, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the disclosures presented in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012. For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES – DUKE ENERGY, DUKE ENERGY CAROLINAS, PROGRESS ENERGY, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA, DUKE ENERGY OHIO AND DUKE ENERGY INDIANA

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms.

PART I

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a−15(e) and 15d−15(e) under the Exchange Act) as of March 31, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2013 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART I

ITEM 1. LEGAL PROCEEDINGS

Avian Mortalities

Duke Energy has been notified by the U.S. Department of Justice (DOJ) that it has initiated a preliminary investigation into the incidental deaths of golden eagles and other migratory birds resulting from turbine collisions at two of Duke Energy’s wind farms in Wyoming. Duke Energy undertakes adaptive management practices designed to avoid and minimize additional avian impacts, and is cooperating in the investigation and working with both the DOJ and the US Fish and Wildlife Service toward a constructive resolution.

For further information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies — Litigation” and “Commitments and Contingencies — Environmental.”

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Duke Energy Registrants’ financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE FIRST QUARTER of 2013

There were no issuer purchases of equity securities during the first quarter of 2013.

PART I

Exhibits filed herewithin are designed by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**). The Company agrees to furnish upon request to the Commission a copy of any omitted schedules or exhibits upon request on all items designated by a triple asterisk (***).

Exhibit Number		Duke Energy	Duke Energy Carolinas	Progress Energy	Duke Energy Progress	Duke Energy Florida	Duke Energy Ohio	Duke Energy Indiana
4.1

Eighth Supplemental Indenture, dated as of January 14, 2013, to the Indenture, dated as of June 3, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A of the Company filed on January 14, 2013)

X
10.1**

10.1 Duke Energy Corporation Executive Short-Term Incentive Plan, as amended effective February 25, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K of Duke Energy Corporation, File No. 1-32583 dated May 7, 2013).

X
*12	Computation of Ratio of Earnings to Fixed Charges	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*101.INS	XBRL Instance Document	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X	X	X	X	X

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission (SEC), to furnish copies of any or all of such instruments to it.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC PROGRESS ENERGY, INC. DUKE ENERGY PROGRESS, INC. DUKE ENERGY FLORIDA, INC. DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, INC.

Date: May 9, 2013	/S/ LYNN J. GOOD
Lynn J. Good Executive Vice President and Chief Financial Officer

Date: May 9, 2013	/S/ STEVEN K. YOUNG
Steven K. Young Vice President, Chief Accounting Officer, and Controller