Form 10-Q
period 2016-03-31
DUKE ENERGY PROGRESS, LLC.; Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; DUKE ENERGY FLORIDA, LLC.; PROGRESS ENERGY INC; Duke Energy CORP; Duke Energy Indiana, LLC
filed 2016-05-05
CIK 17797, 20290, 30371, 37637, 1094093, 1326160, 81020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
________________________

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, and Telephone Number	IRS Employer Identification No.

1-32853	DUKE ENERGY CORPORATION (a Delaware corporation) 550 South Tryon Street Charlotte, North Carolina 28202-1803 704-382-3853	20-2777218

Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number and IRS Employer Identification Number	Commission file number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number and IRS Employer Identification Number
1-4928	DUKE ENERGY CAROLINAS, LLC (a North Carolina limited liability company) 526 South Church Street Charlotte, North Carolina 28202-1803 704-382-3853 56-0205520	1-3274	DUKE ENERGY FLORIDA, LLC (a Florida limited liability company) 299 First Avenue North St. Petersburg, Florida 33701 704-382-3853 59-0247770
1-15929	PROGRESS ENERGY, INC. (a North Carolina corporation) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-2155481	1-1232	DUKE ENERGY OHIO, INC. (an Ohio corporation) 139 East Fourth Street Cincinnati, Ohio 45202 704-382-3853 31-0240030
1-3382	DUKE ENERGY PROGRESS, LLC (a North Carolina limited liability company) 410 South Wilmington Street Raleigh, North Carolina 27601-1748 704-382-3853 56-0165465	1-3543	DUKE ENERGY INDIANA, LLC (an Indiana limited liability company) 1000 East Main Street Plainfield, Indiana 46168 704-382-3853 35-0594457
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Duke Energy Corporation (Duke Energy)	Yes ☒	No ☐	Duke Energy Florida, LLC (Duke Energy Florida)	Yes ☒	No ☐
Duke Energy Carolinas, LLC (Duke Energy Carolinas)	Yes ☒	No ☐	Duke Energy Ohio, Inc. (Duke Energy Ohio)	Yes ☒	No ☐
Progress Energy, Inc. (Progress Energy)	Yes ☒	No ☐	Duke Energy Indiana, LLC (Duke Energy Indiana)	Yes ☒	No ☐
Duke Energy Progress, LLC (Duke Energy Progress)	Yes ☒	No ☐

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Progress Energy	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Progress	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Florida	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Florida	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Progress Energy	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒
Duke Energy Progress	Yes ☐	No ☒
Number of shares of Common stock outstanding at April 30, 2016:

Registrant	Description	Shares
Duke Energy	Common stock, $0.001 par value	688,903,766
Duke Energy Carolinas	All of the registrant's limited liability company member interests are directly owned by Duke Energy.
Progress Energy	All of the registrant's common stock is directly owned by Duke Energy.
Duke Energy Progress	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.
Duke Energy Florida	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.
Duke Energy Ohio	All of the registrant's common stock is indirectly owned by Duke Energy.
Duke Energy Indiana	All of the registrant's limited liability company member interests are indirectly owned by Duke Energy.
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

◦
State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements or climate change, as well as rulings that affect cost and investment recovery or have an impact on rate structures or market prices;

◦
The extent and timing of costs and liabilities to comply with federal and state laws, regulations, and legal requirements related to coal ash remediation, including amounts for required closure of certain ash impoundments, are uncertain and difficult to estimate;

◦
The ability to recover eligible costs, including amounts associated with coal ash impoundment retirement obligations and costs related to significant weather events, and to earn an adequate return on investment through the regulatory process;

◦
The costs of decommissioning Crystal River Unit 3 and other nuclear facilities could prove to be more extensive than amounts estimated and all costs may not be fully recoverable through the regulatory process;

◦	Credit ratings of the Duke Energy Registrants may be different from what is expected;

◦	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

◦
Industrial, commercial and residential growth or decline in service territories or customer bases resulting from variations in customer usage patterns, including energy efficiency efforts and use of alternative energy sources, including self-generation and distributed generation technologies;

◦
Federal and state regulations, laws and other efforts designed to promote and expand the use of energy efficiency measures and distributed generation technologies, such as rooftop solar and battery storage, in Duke Energy service territories could result in customers leaving the electric distribution system, excess generation resources as well as stranded costs;

◦	Advancements in technology;

◦	Additional competition in electric markets and continued industry consolidation;

◦	Political, economic and regulatory uncertainty in Brazil and other countries in which Duke Energy conducts business;

◦	The influence of weather and other natural phenomena on operations, including the economic, operational and other effects of severe storms, hurricanes, droughts, earthquakes and tornadoes;

◦
The ability to successfully operate electric generating facilities and deliver electricity to customers including direct or indirect effects to the company resulting from an incident that affects the U.S. electric grid or generating resources;

◦
The impact on facilities and business from a terrorist attack, cybersecurity threats, data security breaches, and other catastrophic events such as fires, explosions, pandemic health events or other similar occurrences;

◦	The inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, safety, regulatory and financial risks;

◦
The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates and the ability to recover such costs through the regulatory process, where appropriate, and their impact on liquidity positions and the value of underlying assets;

◦
The results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings, interest rate fluctuations, and general economic conditions;

◦
Declines in the market prices of equity and fixed income securities and resultant cash funding requirements for defined benefit pension plans, other post-retirement benefit plans and nuclear decommissioning trust funds;

◦
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

◦
Changes in rules for regional transmission organizations, including changes in rate designs and new and evolving capacity markets, and risks related to obligations created by the default of other participants;

◦	The ability to control operation and maintenance costs;

◦	The level of creditworthiness of counterparties to transactions;

◦	Employee workforce factors, including the potential inability to attract and retain key personnel;

◦	The ability of subsidiaries to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

◦	The performance of projects undertaken by our nonregulated businesses and the success of efforts to invest in and develop new opportunities;

◦	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

◦	The impact of potential goodwill impairments;

◦	The ability to successfully complete future merger, acquisition or divestiture plans;

◦
The expected timing and likelihood of completion of the proposed acquisition of Piedmont Natural Gas Company, Inc. (Piedmont), including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed acquisition that could reduce anticipated benefits or cause the parties to abandon the acquisition, and under certain specified circumstances pay a termination fee of $250 million, as well as the ability to successfully integrate the businesses and realize anticipated benefits and the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect; and

◦
The likelihood, terms and timing of the potential sale of International Energy, excluding the equity investment in National Methanol Company (NMC), could change the presentation of certain assets, liabilities and results of operations as assets held for sale, liabilities associated with assets held for sale, and discontinued operations, respectively.

Additional risks and uncertainties are identified and discussed in the Duke Energy Registrants' reports filed with the SEC and available at the SEC's website at www.sec.gov. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than described. Forward-looking statements speak only as of the date they are made and the Duke Energy Registrants expressly disclaim an obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per-share amounts)	2016	2015
Operating Revenues
Regulated electric	$5,053	$5,457
Nonregulated electric and other	400	377
Regulated natural gas	169	231
Total operating revenues	5,622	6,065
Operating Expenses
Fuel used in electric generation and purchased power – regulated	1,577	1,941
Fuel used in electric generation and purchased power – nonregulated	58	104
Cost of natural gas	60	111
Operation, maintenance and other	1,489	1,426
Depreciation and amortization	814	777
Property and other taxes	297	264
Impairment charges	3	—
Total operating expenses	4,298	4,623
Gains on Sales of Other Assets and Other, net	9	14
Operating Income	1,333	1,456
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	8	13
Other income and expenses, net	79	74
Total other income and expenses	87	87
Interest Expense	511	403
Income From Continuing Operations Before Income Taxes	909	1,140
Income Tax Expense from Continuing Operations	213	364
Income From Continuing Operations	696	776
Income From Discontinued Operations, net of tax	3	91
Net Income	699	867
Less: Net Income Attributable to Noncontrolling Interests	5	3
Net Income Attributable to Duke Energy Corporation	$694	$864

Earnings Per Share – Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common stockholders
Basic	$1.00	$1.09
Diluted	$1.00	$1.09
Income from discontinued operations attributable to Duke Energy Corporation common stockholders
Basic	$0.01	$0.13
Diluted	$0.01	$0.13
Net income attributable to Duke Energy Corporation common stockholders
Basic	$1.01	$1.22
Diluted	$1.01	$1.22
Weighted average shares outstanding
Basic	689	708
Diluted	689	708

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
Net Income	$699	$867
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	49	(125)
Pension and OPEB adjustments	—	(5)
Net unrealized losses on cash flow hedges	(14)	(7)
Reclassification into earnings from cash flow hedges	2	4
Unrealized gains on available-for-sale securities	4	—
Other Comprehensive Income (Loss), net of tax	41	(133)
Comprehensive Income	740	734
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	6	(1)
Comprehensive Income Attributable to Duke Energy Corporation	$734	$735

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$778	$857
Receivables (net of allowance for doubtful accounts of $18 at March 31, 2016 and December 31, 2015)	609	703
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $55 at March 31, 2016 and $53 at December 31, 2015)	1,714	1,748
Inventory	3,721	3,810
Regulatory assets	813	877
Other	308	327
Total current assets	7,943	8,322
Investments and Other Assets
Investments in equity method unconsolidated affiliates	547	499
Nuclear decommissioning trust funds	5,880	5,825
Goodwill	16,349	16,343
Other	3,036	3,042
Total investments and other assets	25,812	25,709
Property, Plant and Equipment
Cost	113,942	112,826
Accumulated depreciation and amortization	(38,154)	(37,665)
Generation facilities to be retired, net	644	548
Net property, plant and equipment	76,432	75,709
Regulatory Assets and Deferred Debits
Regulatory assets	11,483	11,373
Other	39	43
Total regulatory assets and deferred debits	11,522	11,416
Total Assets	$121,709	$121,156
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,086	$2,400
Notes payable and commercial paper	3,486	3,633
Taxes accrued	394	348
Interest accrued	481	430
Current maturities of long-term debt	2,075	2,074
Regulatory liabilities	404	400
Other	1,965	2,115
Total current liabilities	10,891	11,400
Long-Term Debt	38,232	37,495
Deferred Credits and Other Liabilities
Deferred income taxes	12,825	12,705
Investment tax credits	493	472
Accrued pension and other post-retirement benefit costs	1,077	1,088
Asset retirement obligations	10,269	10,264
Regulatory liabilities	6,278	6,255
Other	1,703	1,706
Total deferred credits and other liabilities	32,645	32,490
Commitments and Contingencies
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 689 million and 688 million shares outstanding at March 31, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	37,969	37,968
Retained earnings	2,688	2,564
Accumulated other comprehensive loss	(766)	(806)
Total Duke Energy Corporation stockholders' equity	39,892	39,727
Noncontrolling interests	49	44
Total equity	39,941	39,771
Total Liabilities and Equity	$121,709	$121,156

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$699	$867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	931	883
Equity component of AFUDC	(42)	(42)
Gains on sales of other assets	(9)	(16)
Impairment charges	3	43
Deferred income taxes	181	368
Equity in earnings of unconsolidated affiliates	(8)	(13)
Accrued pension and other post-retirement benefit costs	4	18
Contributions to qualified pension plans	—	(132)
Payments for asset retirement obligations	(112)	(26)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	102	(47)
Receivables	121	(41)
Inventory	89	57
Other current assets	13	(63)
Increase (decrease) in
Accounts payable	(210)	(201)
Taxes accrued	40	(63)
Other current liabilities	(81)	(85)
Other assets	45	30
Other liabilities	(102)	(97)
Net cash provided by operating activities	1,664	1,440
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,645)	(1,411)
Investment expenditures	(59)	(14)
Acquisitions	—	(29)
Purchases of available-for-sale securities	(1,347)	(1,035)
Proceeds from sales and maturities of available-for-sale securities	1,362	1,069
Net proceeds from the sales of other assets	1	1
Change in restricted cash	(32)	(36)
Other	(38)	(1)
Net cash used in investing activities	(1,758)	(1,456)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	1,140	497
Issuance of common stock related to employee benefit plans	7	15
Payments for the redemption of long-term debt	(389)	(403)
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	—	187
Payments for the redemption of short-term debt with original maturities greater than 90 days	(92)	(643)
Notes payable and commercial paper	(66)	1,727
Distributions to noncontrolling interests	(1)	—
Dividends paid	(570)	(564)
Other	(14)	(15)
Net cash provided by financing activities	15	801
Net (decrease) increase in cash and cash equivalents	(79)	785
Cash and cash equivalents at beginning of period	857	2,036
Cash and cash equivalents at end of period	$778	$2,821
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$576	$438

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated Other Comprehensive Loss
							Net Unrealized		Total
					Foreign	Net	Gains (Losses)		Duke Energy
	Common		Additional		Currency	Losses on	on Available-	Pension and	Corporation
	Stock	Common	Paid-in	Retained	Translation	Cash Flow	for-Sale-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Shares	Stock	Capital	Earnings	Adjustments	Hedges	Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2014	707	$1	$39,405	$2,012	$(439)	$(59)	$3	$(48)	$40,875	$24	$40,899
Net income	—	—	—	864	—	—	—	—	864	3	867
Other comprehensive (loss) income	—	—	—	—	(121)	(3)	—	(5)	(129)	(4)	(133)
Common stock issuances, including dividend reinvestment and employee benefits	1	—	8	—	—	—	—	—	8	—	8
Common stock dividends	—	—	—	(564)	—	—	—	—	(564)	—	(564)
Other(a)	—	—	—	(3)	—	—	—	—	(3)	13	10
Balance at March 31, 2015	708	$1	$39,413	$2,309	$(560)	$(62)	$3	$(53)	$41,051	$36	$41,087

Balance at December 31, 2015	688	$1	$37,968	$2,564	$(692)	$(50)	$(3)	$(61)	$39,727	$44	$39,771
Net income	—	—	—	694	—	—	—	—	694	5	699
Other comprehensive income (loss)	—	—	—	—	48	(12)	4	—	40	1	41
Common stock issuances, including dividend reinvestment and employee benefits	1	—	1	—	—	—	—	—	1	—	1
Common stock dividends	—	—	—	(570)	—	—	—	—	(570)	—	(570)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2016	689	$1	$37,969	$2,688	$(644)	$(62)	$1	$(61)	$39,892	$49	$39,941

(a)	The $13 million change in Noncontrolling Interests is primarily related to an acquisition of majority interest in a solar company for an insignificant amount of cash consideration.

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
Operating Revenues	$1,740	$1,901
Operating Expenses
Fuel used in electric generation and purchased power	421	578
Operation, maintenance and other	512	489
Depreciation and amortization	259	249
Property and other taxes	67	70
Total operating expenses	1,259	1,386
Operating Income	481	515
Other Income and Expenses, net	37	42
Interest Expense	107	102
Income Before Income Taxes	411	455
Income Tax Expense	140	163
Net Income	$271	$292
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges	1	—
Comprehensive Income	$272	$292

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$17	$13
Receivables (net of allowance for doubtful accounts of $2 at March 31, 2016 and $3 at December 31, 2015)	129	142
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $7 at March 31, 2016 and December 31, 2015)	615	596
Receivables from affiliated companies	74	107
Notes receivable from affiliated companies	854	163
Inventory	1,236	1,276
Regulatory assets	269	305
Other	32	128
Total current assets	3,226	2,730
Investments and Other Assets
Nuclear decommissioning trust funds	3,081	3,050
Other	1,003	999
Total investments and other assets	4,084	4,049
Property, Plant and Equipment
Cost	39,833	39,398
Accumulated depreciation and amortization	(13,769)	(13,521)
Net property, plant and equipment	26,064	25,877
Regulatory Assets and Deferred Debits
Regulatory assets	2,801	2,766
Other	4	4
Total regulatory assets and deferred debits	2,805	2,770
Total Assets	$36,179	$35,426
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$597	$753
Accounts payable to affiliated companies	250	229
Taxes accrued	76	25
Interest accrued	134	95
Current maturities of long-term debt	468	356
Regulatory liabilities	48	39
Other	452	519
Total current liabilities	2,025	2,016
Long-Term Debt	8,592	7,711
Long-Term Debt Payable to Affiliated Companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	6,298	6,146
Investment tax credits	197	199
Accrued pension and other post-retirement benefit costs	105	107
Asset retirement obligations	3,913	3,918
Regulatory liabilities	2,829	2,802
Other	642	621
Total deferred credits and other liabilities	13,984	13,793
Commitments and Contingencies
Equity
Member's equity	11,288	11,617
Accumulated other comprehensive loss	(10)	(11)
Total equity	11,278	11,606
Total Liabilities and Equity	$36,179	$35,426

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$271	$292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	330	324
Equity component of AFUDC	(23)	(24)
Deferred income taxes	145	113
Accrued pension and other post-retirement benefit costs	1	4
Contributions to qualified pension plans	—	(42)
Payments for asset retirement obligations	(52)	(6)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	3	—
Receivables	2	16
Receivables from affiliated companies	33	(16)
Inventory	40	7
Other current assets	102	2
Increase (decrease) in
Accounts payable	(165)	(133)
Accounts payable to affiliated companies	21	50
Taxes accrued	52	(17)
Other current liabilities	21	(27)
Other assets	26	44
Other liabilities	(26)	(11)
Net cash provided by operating activities	781	576
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(459)	(448)
Purchases of available-for-sale securities	(785)	(643)
Proceeds from sales and maturities of available-for-sale securities	785	643
Notes receivable from affiliated companies	(691)	(605)
Other	(18)	4
Net cash used in investing activities	(1,168)	(1,049)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	992	496
Payments for the redemption of long-term debt	(1)	—
Distributions to parent	(600)	—
Other	—	(6)
Net cash provided by financing activities	391	490
Net increase in cash and cash equivalents	4	17
Cash and cash equivalents at beginning of period	13	13
Cash and cash equivalents at end of period	$17	$30
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$179	$102

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Accumulated Other
		Comprehensive Loss
		Net Losses on	Net Losses on
	Member's	Cash Flow	Available-for-	Total
(in millions)	Equity	Hedges	Sale Securities	Equity
Balance at December 31, 2014	$10,937	$(12)	$(1)	$10,924
Net income	292	—	—	292
Balance at March 31, 2015	$11,229	$(12)	$(1)	$11,216

Balance at December 31, 2015	$11,617	$(11)	$—	$11,606
Net income	271	—	—	271
Other comprehensive income	—	1	—	1
Distributions to parent	(600)	—	—	(600)
Balance at March 31, 2016	$11,288	$(10)	$—	$11,278

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
Operating Revenues	$2,332	$2,536
Operating Expenses
Fuel used in electric generation and purchased power	860	1,032
Operation, maintenance and other	592	565
Depreciation and amortization	290	287
Property and other taxes	119	111
Impairment charges	2	—
Total operating expenses	1,863	1,995
Gains on Sales of Other Assets and Other, net	6	8
Operating Income	475	549
Other Income and Expenses, net	20	27
Interest Expense	160	168
Income From Continuing Operations Before Income Taxes	335	408
Income Tax Expense From Continuing Operations	123	144
Income From Continuing Operations	212	264
Loss From Discontinued Operations, net of tax	—	(1)
Net Income	212	263
Less: Net Income Attributable to Noncontrolling Interests	3	3
Net Income Attributable to Parent	$209	$260

Net Income	$212	$263
Other Comprehensive Income (Loss), net of tax
Pension and OPEB adjustments	1	1
Reclassification into earnings from cash flow hedges	1	(2)
Unrealized gains on available-for-sale securities	1	—
Other Comprehensive Income (Loss), net of tax	3	(1)
Comprehensive Income	215	262
Less: Comprehensive Income Attributable to Noncontrolling Interests	3	3
Comprehensive Income Attributable to Parent	$212	$259

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$41	$44
Receivables (net of allowance for doubtful accounts of $6 at March 31, 2016 and December 31, 2015)	110	151
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $8 at March 31, 2016 and December 31, 2015)	627	658
Receivables from affiliated companies	37	375
Inventory	1,748	1,751
Regulatory assets	333	362
Other	237	156
Total current assets	3,133	3,497
Investments and Other Assets
Nuclear decommissioning trust funds	2,798	2,775
Goodwill	3,655	3,655
Other	876	834
Total investments and other assets	7,329	7,264
Property, Plant and Equipment
Cost	43,166	42,666
Accumulated depreciation and amortization	(15,008)	(14,867)
Generation facilities to be retired, net	531	548
Net property, plant and equipment	28,689	28,347
Regulatory Assets and Deferred Debits
Regulatory assets	5,498	5,435
Other	5	5
Total regulatory assets and deferred debits	5,503	5,440
Total Assets	$44,654	$44,548
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$666	$722
Accounts payable to affiliated companies	256	311
Notes payable to affiliated companies	1,436	1,308
Taxes accrued	95	53
Interest accrued	185	195
Current maturities of long-term debt	265	315
Regulatory liabilities	279	286
Other	861	891
Total current liabilities	4,043	4,081
Long-Term Debt	13,795	13,999
Long-Term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	4,937	4,790
Accrued pension and other post-retirement benefit costs	533	536
Asset retirement obligations	5,372	5,369
Regulatory liabilities	2,386	2,387
Other	371	383
Total deferred credits and other liabilities	13,599	13,465
Commitments and Contingencies
Equity
Common stock, $0.01 par value, 100 shares authorized and outstanding at March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	8,092	8,092
Retained earnings	5,040	4,831
Accumulated other comprehensive loss	(45)	(48)
Total Progress Energy, Inc. stockholders' equity	13,087	12,875
Noncontrolling interests	(20)	(22)
Total equity	13,067	12,853
Total Liabilities and Equity	$44,654	$44,548

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$212	$263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	342	329
Equity component of AFUDC	(14)	(14)
Gains on sales of other assets	(7)	(8)
Impairment charges	2	—
Deferred income taxes	182	196
Accrued pension and other post-retirement benefit costs	(6)	(1)
Contributions to qualified pension plans	—	(42)
Payments for asset retirement obligations	(54)	(20)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	6	(22)
Receivables	70	(66)
Receivables from affiliated companies	295	(21)
Inventory	3	47
Other current assets	(76)	302
Increase (decrease) in
Accounts payable	9	(107)
Accounts payable to affiliated companies	(55)	83
Taxes accrued	42	47
Other current liabilities	(64)	(10)
Other assets	(46)	(21)
Other liabilities	(7)	(28)
Net cash provided by operating activities	834	907
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(750)	(563)
Purchases of available-for-sale securities	(533)	(298)
Proceeds from sales and maturities of available-for-sale securities	548	367
Proceeds from insurance	43	—
Notes receivable from affiliated companies	—	42
Other	(15)	(20)
Net cash used in investing activities	(707)	(472)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	53	—
Payments for the redemption of long-term debt	(310)	(245)
Notes payable to affiliated companies	128	(185)
Distributions to noncontrolling interests	(1)	—
Other	—	(3)
Net cash used in financing activities	(130)	(433)
Net (decrease) increase in cash and cash equivalents	(3)	2
Cash and cash equivalents at beginning of period	44	42
Cash and cash equivalents at end of period	$41	$44
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$228	$176

See Notes to Condensed Consolidated Financial Statements

PART I

PROGRESS ENERGY, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

				Accumulated Other Comprehensive Loss
				Net	Net Unrealized		Total Progress
		Additional		Losses on	Gains on	Pension and	Energy, Inc.
	Common	Paid-in	Retained	Cash Flow	Available-for-	OPEB	Stockholders'	Noncontrolling	Total
(in millions)	Stock	Capital	Earnings	Hedges	Sale Securities	Adjustments	Equity	Interests	Equity
Balance at December 31, 2014	$—	$7,467	$3,782	$(35)	$1	$(7)	$11,208	$(32)	$11,176
Net income	—	—	260	—	—	—	260	3	263
Other comprehensive (loss) income	—	—	—	(2)	—	1	(1)	—	(1)
Other	—	—	(3)	—	—	—	(3)	3	—
Balance at March 31, 2015	$—	$7,467	$4,039	$(37)	$1	$(6)	$11,464	$(26)	$11,438

Balance at December 31, 2015	$—	$8,092	$4,831	$(31)	$—	$(17)	$12,875	$(22)	$12,853
Net income	—	—	209	—		—	209	3	212
Other comprehensive income	—	—	—	1	1	1	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2016	$—	$8,092	$5,040	$(30)	$1	$(16)	$13,087	$(20)	$13,067

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
Operating Revenues	$1,307	$1,449
Operating Expenses
Fuel used in electric generation and purchased power	448	575
Operation, maintenance and other	386	375
Depreciation and amortization	175	152
Property and other taxes	41	32
Total operating expenses	1,050	1,134
Gains on Sales of Other Assets and Other, net	1	1
Operating Income	258	316
Other Income and Expenses, net	17	20
Interest Expense	63	60
Income Before Income Taxes	212	276
Income Tax Expense	75	93
Net Income and Comprehensive Income	$137	$183

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$11	$15
Receivables (net of allowance for doubtful accounts of $4 at March 31, 2016 and December 31, 2015)	47	87
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $5 at March 31, 2016 and December 31, 2015)	372	349
Receivables from affiliated companies	6	16
Inventory	1,074	1,088
Regulatory assets	222	264
Other	51	121
Total current assets	1,783	1,940
Investments and Other Assets
Nuclear decommissioning trust funds	2,068	2,035
Other	521	486
Total investments and other assets	2,589	2,521
Property, Plant and Equipment
Cost	27,503	27,313
Accumulated depreciation and amortization	(10,266)	(10,141)
Generation facilities to be retired, net	531	548
Net property, plant and equipment	17,768	17,720
Regulatory Assets and Deferred Debits
Regulatory assets	2,768	2,710
Other	2	3
Total regulatory assets and deferred debits	2,770	2,713
Total Assets	$24,910	$24,894
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$295	$399
Accounts payable to affiliated companies	176	190
Notes payable to affiliated companies	108	209
Taxes accrued	33	15
Interest accrued	80	96
Current maturities of long-term debt	252	2
Regulatory liabilities	93	85
Other	382	412
Total current liabilities	1,419	1,408
Long-Term Debt	6,163	6,366
Long-Term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	3,089	3,027
Investment tax credits	154	132
Accrued pension and other post-retirement benefit costs	261	262
Asset retirement obligations	4,573	4,567
Regulatory liabilities	1,876	1,878
Other	29	45
Total deferred credits and other liabilities	9,982	9,911
Commitments and Contingencies
Equity
Member's Equity	7,196	7,059
Total equity	7,196	7,059
Total Liabilities and Equity	$24,910	$24,894

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137	$183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	223	193
Equity component of AFUDC	(10)	(13)
Gains on sales of other assets	(2)	(1)
Deferred income taxes	100	138
Accrued pension and other post-retirement benefit costs	(8)	(4)
Contributions to qualified pension plans	—	(21)
Payments for asset retirement obligations	(42)	(6)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(1)	(4)
Receivables	18	(92)
Receivables from affiliated companies	10	6
Inventory	15	37
Other current assets	83	170
Increase (decrease) in
Accounts payable	(16)	(52)
Accounts payable to affiliated companies	(14)	63
Taxes accrued	18	14
Other current liabilities	(39)	(28)
Other assets	(17)	(2)
Other liabilities	(4)	(17)
Net cash provided by operating activities	451	564
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(379)	(338)
Purchases of available-for-sale securities	(390)	(149)
Proceeds from sales and maturities of available-for-sale securities	384	144
Notes receivable from affiliated companies	—	32
Other	(13)	(12)
Net cash used in investing activities	(398)	(323)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	53	—
Payments for the redemption of long-term debt	(8)	(243)
Notes payable to affiliated companies	(101)	—
Other	(1)	(1)
Net cash used in financing activities	(57)	(244)
Net decrease in cash and cash equivalents	(4)	(3)
Cash and cash equivalents at beginning of period	15	9
Cash and cash equivalents at end of period	$11	$6
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$55	$82

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY PROGRESS, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common	Retained	Member's	Total
(in millions)	Stock	Earnings	Equity	Equity
Balance at December 31, 2014	$2,159	$3,708	$—	$5,867
Net income	—	183	—	183
Balance at March 31, 2015	$2,159	$3,891	$—	$6,050

Balance at December 31, 2015	$—	$—	$7,059	$7,059
Net income	—	—	137	137
Balance at March 31, 2016	$—	$—	$7,196	$7,196

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
Operating Revenues	$1,024	$1,086
Operating Expenses
Fuel used in electric generation and purchased power	412	457
Operation, maintenance and other	205	188
Depreciation and amortization	114	134
Property and other taxes	78	80
Impairment charges	2	—
Total operating expenses	811	859
Operating Income	213	227
Other Income and Expenses, net	5	6
Interest Expense	41	49
Income Before Income Taxes	177	184
Income Tax Expense	67	71
Net Income	$110	$113
Other Comprehensive Income, net of tax
Unrealized gains on investments in available-for-sale securities	1	—
Comprehensive Income	$111	$113
See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$12	$8
Receivables (net of allowance for doubtful accounts of $2 at March 31, 2016 and December 31, 2015)	61	60
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $3 at March 31, 2016 and December 31, 2015)	256	308
Receivables from affiliated companies	27	84
Inventory	674	663
Regulatory assets	111	98
Other	52	21
Total current assets	1,193	1,242
Investments and Other Assets
Nuclear decommissioning trust funds	730	740
Other	301	292
Total investments and other assets	1,031	1,032
Property, Plant and Equipment
Cost	15,652	15,343
Accumulated depreciation and amortization	(4,734)	(4,720)
Net property, plant and equipment	10,918	10,623
Regulatory Assets and Deferred Debits
Regulatory assets	2,730	2,725
Other	2	2
Total regulatory assets and deferred debits	2,732	2,727
Total Assets	$15,874	$15,624
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$371	$322
Accounts payable to affiliated companies	76	116
Notes payable to affiliated companies	948	813
Taxes accrued	62	132
Interest accrued	59	43
Current maturities of long-term debt	13	13
Regulatory liabilities	186	200
Other	451	452
Total current liabilities	2,166	2,091
Long-Term Debt	4,252	4,253
Deferred Credits and Other Liabilities
Deferred income taxes	2,544	2,460
Accrued pension and other post-retirement benefit costs	240	242
Asset retirement obligations	799	802
Regulatory liabilities	509	509
Other	132	146
Total deferred credits and other liabilities	4,224	4,159
Commitments and Contingencies
Equity
Member's equity	5,231	5,121
Accumulated other comprehensive income	1	—
Total equity	5,232	5,121
Total Liabilities and Equity	$15,874	$15,624

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110	$113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	116	136
Equity component of AFUDC	(4)	(1)
Impairment charges	2	—
Deferred income taxes	83	39
Accrued pension and other post-retirement benefit costs	1	1
Contributions to qualified pension plans	—	(21)
Payments for asset retirement obligations	(12)	(14)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	7	(20)
Receivables	52	24
Receivables from affiliated companies	14	(20)
Inventory	(12)	10
Other current assets	(44)	143
Increase (decrease) in
Accounts payable	25	(54)
Accounts payable to affiliated companies	(40)	15
Taxes accrued	(70)	61
Other current liabilities	(14)	24
Other assets	(30)	(17)
Other liabilities	(6)	(15)
Net cash provided by operating activities	178	404
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(370)	(224)
Purchases of available-for-sale securities	(143)	(149)
Proceeds from sales and maturities of available-for-sale securities	164	223
Proceeds from insurance	43	—
Other	(1)	(7)
Net cash used in investing activities	(307)	(157)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(2)	(2)
Notes payable to affiliated companies	135	108
Dividends to parent	—	(350)
Other	—	(1)
Net cash provided by (used in) financing activities	133	(245)
Net increase in cash and cash equivalents	4	2
Cash and cash equivalents at beginning of period	8	8
Cash and cash equivalents at end of period	$12	$10
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$173	$94

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY FLORIDA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

				Accumulated
				Other
				Comprehensive
				Income
				Net Unrealized
				Gains on
	Common	Retained	Member's	Available-for-Sale	Total
(in millions)	Stock	Earnings	Equity	Securities	Equity
Balance at December 31, 2014	$1,762	$3,460	$—	$—	$5,222
Net income	—	113	—	—	113
Dividends to parent	—	(350)	—	—	(350)
Balance at March 31, 2015	$1,762	$3,223	$—	$—	$4,985

Balance at December 31, 2015	$—	$—	$5,121	$—	$5,121
Net income	—	—	110	—	110
Other comprehensive income	—	—	—	1	1
Balance at March 31, 2016	$—	$—	$5,231	$1	$5,232

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
Operating Revenues
Regulated electric	$340	$339
Nonregulated electric and other	6	14
Regulated natural gas	170	233
Total operating revenues	516	586
Operating Expenses
Fuel used in electric generation and purchased power – regulated	111	115
Fuel used in electric generation and purchased power – nonregulated	10	14
Cost of natural gas	49	97
Operation, maintenance and other	119	128
Depreciation and amortization	61	57
Property and other taxes	71	70
Total operating expenses	421	481
Gains on Sales of Other Assets and Other, net	1	6
Operating Income	96	111
Other Income and Expenses, net	2	3
Interest Expense	20	20
Income From Continuing Operations Before Income Taxes	78	94
Income Tax Expense From Continuing Operations	21	35
Income From Continuing Operations	57	59
Income From Discontinued Operations, net of tax	2	90
Net Income and Comprehensive Income	$59	$149

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$19	$14
Receivables (net of allowance for doubtful accounts of $2 at March 31, 2016 and December 31, 2015)	85	66
Receivables from affiliated companies	93	84
Notes receivable from affiliated companies	19	—
Inventory	105	105
Regulatory assets	26	36
Other	32	110
Total current assets	379	415
Investments and Other Assets
Goodwill	920	920
Other	20	20
Total investments and other assets	940	940
Property, Plant and Equipment
Cost	7,803	7,750
Accumulated depreciation and amortization	(2,515)	(2,507)
Net property, plant and equipment	5,288	5,243
Regulatory Assets and Deferred Debits
Regulatory assets	503	497
Other	2	2
Total regulatory assets and deferred debits	505	499
Total Assets	$7,112	$7,097
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$211	$207
Accounts payable to affiliated companies	53	53
Notes payable to affiliated companies	8	103
Taxes accrued	141	171
Interest accrued	29	18
Current maturities of long-term debt	55	106
Regulatory liabilities	18	12
Other	151	153
Total current liabilities	666	823
Long-Term Debt	1,562	1,467
Long-Term Debt Payable to Affiliated Companies	25	25
Deferred Credits and Other Liabilities
Deferred income taxes	1,427	1,407
Accrued pension and other post-retirement benefit costs	55	56
Asset retirement obligations	125	125
Regulatory liabilities	245	245
Other	164	165
Total deferred credits and other liabilities	2,016	1,998
Commitments and Contingencies
Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at March 31, 2016 and December 31, 2015	762	762
Additional paid-in capital	2,720	2,720
Accumulated deficit	(639)	(698)
Total equity	2,843	2,784
Total Liabilities and Equity	$7,112	$7,097

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59	$149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	62	58
Equity component of AFUDC	(1)	(1)
Gains on sales of other assets and other, net	(1)	(6)
Impairment charges	—	40
Deferred income taxes	11	25
Accrued pension and other post-retirement benefit costs	1	2
Contributions to qualified pension plans	—	(1)
Payments for asset retirement obligations	(1)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	2	(28)
Receivables	(18)	(8)
Receivables from affiliated companies	(9)	16
Inventory	1	(3)
Other current assets	78	80
Increase (decrease) in
Accounts payable	(1)	20
Accounts payable to affiliated companies	—	49
Taxes accrued	(31)	(4)
Other current liabilities	14	24
Other assets	(2)	15
Other liabilities	—	(74)
Net cash provided by operating activities	164	353
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(85)	(81)
Net proceeds from the sales of other assets	1	—
Notes receivable from affiliated companies	(19)	105
Other	(5)	—
Net cash (used in) provided by investing activities	(108)	24
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	95	—
Payments for the redemption of long-term debt	(51)	(151)
Notes payable to affiliated companies	(95)	(193)
Other	—	(1)
Net cash used in financing activities	(51)	(345)
Net increase in cash and cash equivalents	5	32
Cash and cash equivalents at beginning of period	14	20
Cash and cash equivalents at end of period	$19	$52
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$31	$15

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

		Additional
	Common	Paid-in	Accumulated	Total
(in millions)	Stock	Capital	Deficit	Equity
Balance at December 31, 2014	$762	$4,782	$(870)	$4,674
Net Income	—	—	149	149
Balance at March 31, 2015	$762	$4,782	$(721)	$4,823

Balance at December 31, 2015	$762	$2,720	$(698)	$2,784
Net income	—	—	59	59
Balance at March 31, 2016	$762	$2,720	$(639)	$2,843

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
Operating Revenues	$714	$788
Operating Expenses
Fuel used in electric generation and purchased power	228	294
Operation, maintenance and other	162	181
Depreciation and amortization	125	104
Property and other taxes	23	(1)
Total operating expenses	538	578
Operating Income	176	210
Other Income and Expenses, net	4	5
Interest Expense	44	45
Income Before Income Taxes	136	170
Income Tax Expense	41	62
Net Income	$95	$108
Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges	(1)	(1)
Comprehensive Income	$94	$107

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$17	$9
Receivables (net of allowance for doubtful accounts of $1 at March 31, 2016 and December 31, 2015)	82	96
Receivables from affiliated companies	64	71
Notes receivable from affiliated companies	102	83
Inventory	525	570
Regulatory assets	114	102
Other	16	15
Total current assets	920	946
Investments and Other Assets	208	212
Property, Plant and Equipment
Cost	13,864	14,007
Accumulated depreciation and amortization	(4,472)	(4,484)
Generation facilities to be retired, net	113	—
Net property, plant and equipment	9,505	9,523
Regulatory Assets and Deferred Debits
Regulatory assets	766	716
Other	2	2
Total regulatory assets and deferred debits	768	718
Total Assets	$11,401	$11,399
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$124	$189
Accounts payable to affiliated companies	61	83
Taxes accrued	119	89
Interest accrued	51	56
Current maturities of long-term debt	547	547
Regulatory liabilities	60	62
Other	78	97
Total current liabilities	1,040	1,123
Long-Term Debt	3,071	3,071
Long-Term Debt Payable to Affiliated Companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	1,650	1,657
Investment tax credits	138	138
Accrued pension and other post-retirement benefit costs	78	80
Asset retirement obligations	525	525
Regulatory liabilities	759	754
Other	60	65
Total deferred credits and other liabilities	3,210	3,219
Commitments and Contingencies
Equity
Member's equity	3,930	—
Common stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at December 31, 2015	—	1
Additional paid-in capital	—	1,384
Retained earnings	—	2,450
Accumulated other comprehensive income	—	1
Total equity	3,930	3,836
Total Liabilities and Equity	$11,401	$11,399

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95	$108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	127	105
Equity component of AFUDC	(3)	(3)
Deferred income taxes	(16)	140
Accrued pension and other post-retirement benefit costs	2	3
Contributions to qualified pension plans	—	(9)
Payments for asset retirement obligations	(5)	—
(Increase) decrease in
Receivables	16	3
Receivables from affiliated companies	7	1
Inventory	45	(5)
Other current assets	(19)	9
Increase (decrease) in
Accounts payable	(44)	21
Accounts payable to affiliated companies	(22)	1
Taxes accrued	30	13
Other current liabilities	(18)	6
Other assets	(4)	(8)
Other liabilities	(11)	(24)
Net cash provided by operating activities	180	361
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(151)	(188)
Purchases of available-for-sale securities	(5)	(3)
Proceeds from sales and maturities of available-for-sale securities	4	2
Notes receivable from affiliated companies	(19)	(106)
Other	(1)	16
Net cash used in investing activities	(172)	(279)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable to affiliated companies	—	(71)
Other	—	(1)
Net cash used in financing activities	—	(72)
Net increase in cash and cash equivalents	8	10
Cash and cash equivalents at beginning of period	9	6
Cash and cash equivalents at end of period	$17	$16
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$42	$60

See Notes to Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, LLC
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

					Accumulated
					Other
					Comprehensive
					Income
		Additional			Net Gains on
	Common	Paid-in	Retained	Member's	Cash Flow	Total
(in millions)	Stock	Capital	Earnings	Equity	Hedges	Equity
Balance at December 31, 2014	$1	$1,384	$2,460	$—	$3	$3,848
Net income	—	—	108	—	—	108
Other comprehensive loss	—	—	—	—	(1)	(1)
Balance at March 31, 2015	$1	$1,384	$2,568	$—	$2	$3,955

Balance at December 31, 2015	$1	$1,384	$2,450	$—	$1	$3,836
Net income	—	—	—	95	—	95
Other comprehensive loss	—	—	—	—	(1)	(1)
Transfer to Member's Equity	(1)	(1,384)	(2,450)	3,835	—	—
Balance at March 31, 2016	$—	$—	$—	$3,930	$—	$3,930

See Notes to Condensed Consolidated Financial Statements

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
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

Applicable Notes
Registrant	1	2	3	4	5	6	7	8	9	10	11	12	13	14	15	16	17
Duke Energy Corporation	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•
Duke Energy Carolinas, LLC	•		•	•	•	•		•	•	•	•	•			•	•	•
Progress Energy, Inc.	•	•	•	•	•	•	•	•	•	•	•	•			•	•	•
Duke Energy Progress, LLC	•	•	•	•	•	•		•	•	•	•	•			•	•	•
Duke Energy Florida, LLC	•		•	•	•	•		•	•	•	•	•			•	•	•
Duke Energy Ohio, Inc.	•	•	•	•	•	•	•	•	•		•	•			•	•	•
Duke Energy Indiana, LLC	•		•	•	•	•		•	•	•	•	•			•	•	•
1. ORGANIZATION AND BASIS OF PRESENTATION
NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION
Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina, subject to regulation by the Federal Energy Regulatory Commission (FERC). Duke Energy operates in the United States (U.S.) and Latin America primarily through its direct and indirect subsidiaries. Duke Energy’s subsidiaries include its subsidiary registrants, Duke Energy Carolinas, LLC (Duke Energy Carolinas); Progress Energy, Inc. (Progress Energy); Duke Energy Progress, LLC (Duke Energy Progress); Duke Energy Florida, LLC (Duke Energy Florida); Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, LLC (Duke Energy Indiana, formerly Duke Energy Indiana, Inc.). When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants (Duke Energy Registrants).
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
Duke Energy Ohio is a regulated public utility primarily engaged in the transmission and distribution of electricity in portions of Ohio and Kentucky, the generation and sale of electricity in portions of Kentucky, and the transportation and sale of natural gas in portions of Ohio and Kentucky. Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the energy price is recovered from retail customers and recorded in Operating Revenues on the Condensed Consolidated Statements of Operations and Comprehensive Income. Operations in Kentucky are conducted through its wholly owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky). References herein to Duke Energy Ohio collectively include Duke Energy Ohio and its subsidiaries, unless otherwise noted. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), Kentucky Public Service Commission (KPSC) and FERC. On April 2, 2015, Duke Energy completed the sale of its nonregulated Midwest generation business, which sold power into wholesale energy markets, to a subsidiary of Dynegy Inc. (Dynegy). See Note 2 for additional information. Substantially all of Duke Energy Ohio’s operations that remain after the sale qualify for regulatory accounting.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

BASIS OF PRESENTATION
Duke Energy completed the sale of Duke Energy Ohio's nonregulated Midwest generation business and Duke Energy Retail Sales (collectively, the Disposal Group), a retail sales business owned by Duke Energy, to Dynegy on April 2, 2015. The results of operations of these businesses prior to the date of sale have been classified as Discontinued Operations on the Condensed Consolidated Statements of Operations. Duke Energy has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these Condensed Consolidated Financial Statements exclude amounts related to discontinued operations, assets held for sale and liabilities associated with assets held for sale. See Note 2 for additional information.
These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and notes required by GAAP in the U.S. for annual financial statements. Since the interim Condensed Consolidated Financial Statements and Notes do not include all information and notes required by GAAP in the U.S. for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in the Duke Energy Registrants’ combined Annual Report on Form 10-K for the year ended December 31, 2015.
The information in these combined notes relates to each of the Duke Energy Registrants as noted in the Index to Combined Notes to Condensed Consolidated Financial Statements. However, none of the registrants make any representations as to information related solely to Duke Energy or the subsidiaries of Duke Energy other than itself.
These Condensed Consolidated Financial Statements, in the opinion of the respective companies’ management, reflect all normal recurring adjustments necessary to fairly present the financial position and results of operations of each of the Duke Energy Registrants. Amounts reported in Duke Energy’s interim Condensed Consolidated Statements of Operations and each of the Subsidiary Registrants’ interim Condensed Consolidated Statements of Operations and Comprehensive Income are not necessarily indicative of amounts expected for the respective annual periods due to effects of seasonal temperature variations on energy consumption, regulatory rulings, timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors.
In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Certain prior year amounts have been reclassified to conform to the current year presentation.
UNBILLED REVENUE
Revenues on sales of electricity and natural gas are recognized when service is provided or the product is delivered. Unbilled revenues are recognized by applying customer billing rates to the estimated volumes of energy delivered but not yet billed. Unbilled revenues can vary significantly from period to period as a result of seasonality, weather, customer usage patterns, customer mix, average price in effect for customer classes, timing of rendering customer bills and meter reading schedules.
Unbilled revenues, which are included within Receivables and Restricted receivables of variable interest entities on the Condensed Consolidated Balance Sheets, are presented in the following table.

(in millions)	March 31, 2016	December 31, 2015
Duke Energy	$715	$748
Duke Energy Carolinas	288	283
Progress Energy	158	172
Duke Energy Progress	85	102
Duke Energy Florida	73	70
Duke Energy Ohio	2	3
Duke Energy Indiana	33	31
Additionally, Duke Energy Ohio and Duke Energy Indiana sell nearly all of their retail accounts receivable to an affiliate, Cinergy Receivables Company, LLC (CRC), on a revolving basis. These transfers of receivables are accounted for as sales and include receivables for unbilled revenues. Accordingly, the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. See Note 12 for further information. These receivables for unbilled revenues are shown in the table below.

(in millions)	March 31, 2016	December 31, 2015
Duke Energy Ohio	$61	$71
Duke Energy Indiana	88	97

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

AMOUNTS ATTRIBUTABLE TO CONTROLLING INTERESTS
Income from Discontinued Operations, net of tax presented on the respective Condensed Consolidated Statements of Operations for Duke Energy and Progress Energy is attributable only to controlling interests for all periods presented. Other comprehensive income reported on the Condensed Consolidated Statements of Changes in Equity for Progress Energy is attributable only to controlling interests for all periods presented.

ACCUMULATED OTHER COMPREHENSIVE INCOME
For the three months ended March 31, 2016 and 2015, reclassifications out of accumulated other comprehensive income (AOCI) for the Duke Energy Registrants were not material. Changes in AOCI for the Duke Energy Registrants are presented in their respective Condensed Consolidated Statements of Equity.
EXCISE TAXES
Certain excise taxes levied by state or local governments are required to be paid even if not collected from the customer. These taxes are recognized on a gross basis. Otherwise, excise taxes are accounted for net.
Excise taxes accounted for on a gross basis as both operating revenues and property and other taxes on the Condensed Consolidated Statements of Operations were as follows.

	Three Months Ended March 31,
(in millions)	2016	2015
Duke Energy	$91	$100
Duke Energy Carolinas	8	9
Progress Energy	47	49
Duke Energy Progress	5	4
Duke Energy Florida	42	45
Duke Energy Ohio	28	32
Duke Energy Indiana	8	10
NEW ACCOUNTING STANDARDS
The new accounting standards adopted for 2016 and 2015 had no material impact on the presentation or results of operations, cash flows or financial position of the Duke Energy Registrants. The following accounting standards were adopted by the Duke Energy Registrants during 2015.
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
For Duke Energy, the revised accounting guidance is effective on a prospective basis for qualified disposals of components or classifications as held for sale that occur after January 1, 2015. Duke Energy has not reported any discontinued operations under the revised accounting guidance.
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
Balance Sheet Presentation of Debt Issuance Costs. In April and August of 2015, the FASB issued revised accounting guidance for the presentation of debt issuance costs. The core principle of this revised accounting guidance is that debt issuance costs are not assets, but adjustments to the carrying cost of debt. For Duke Energy, this revised accounting guidance was adopted retrospectively.
The implementation of this accounting standard resulted in a reduction of Other within Regulatory Assets and Deferred Debits and in Long-Term Debt of $173 million and $170 million on the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively.
Fair Value Disclosures for Certain Investments. In May 2015, the FASB issued revised accounting guidance for investments in certain entities that use net asset value per share (or its equivalent) as a practical expedient to determine fair value. The core principle of this revised accounting guidance is that the valuation of investments using the practical expedient should not be categorized within the fair value hierarchy (i.e., as Level 1, 2 or 3). The practical expedient applies to investments in investment companies for which there is not a readily determinable fair value (market quote) or the investment is not in a mutual fund with a publicly available net asset value. For Duke Energy, this revised accounting guidance was adopted retrospectively.
The implementation of this guidance is reflected in Note 11, "Fair Value Measurements."

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following new Accounting Standards Updates (ASUs) have been issued, but have not yet been adopted by Duke Energy, as of March 31, 2016.
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
For Duke Energy, the revised accounting guidance is effective for interim and annual periods beginning January 1, 2018, although it can be early adopted for annual periods beginning January 1, 2017. The guidance can be applied retrospectively to all prior reporting periods presented or retrospectively with a cumulative effect as of the initial date of application. Duke Energy is currently evaluating the requirements. The ultimate impact of the new standard has not yet been determined.
Financial Instruments Classification and Measurement. In January 2016, the FASB issued revised accounting guidance for the classification and measurement of financial instruments. Changes in the fair value of all equity securities will be required to be recorded in net income. Current GAAP allows some changes in fair value for available-for-sale equity securities to be recorded in AOCI. Additional disclosures will be required to present separately the financial assets and financial liabilities by measurement category and form of financial asset. Investments accounted for using the equity method of accounting are not included within the scope of this revised guidance.
For Duke Energy, the revised accounting guidance is effective for interim and annual periods beginning January 1, 2018, by recording a cumulative effect to the balance sheet as of January 1, 2018. This guidance is expected to have a minimal impact on Duke Energy's Condensed Consolidated Statements of Comprehensive Income as changes in the fair value of most of Duke Energy's available-for-sale equity securities are deferred as regulatory assets or liabilities.
Leases. In February 2016, the FASB issued revised accounting guidance for leases. The core principle of this guidance is that a lessee should recognize the assets and liabilities that arise from leases on the balance sheet. For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2019, although it can be early adopted. The guidance is applied using a modified retrospective approach. Duke Energy is currently evaluating the requirements. Other than an expected increase in assets and liabilities, the ultimate impact of the new standard has not yet been determined.
Stock-Based Compensation and Income Taxes. In March 2016, the FASB issued revised accounting guidance for stock-based compensation and the associated income taxes. This is a simplification initiative of the FASB. This standard changes certain aspects of accounting for share-based payment awards to employees including the accounting for income taxes, statutory tax withholding requirements, as well as the classification on the Condensed Consolidated Statements of Cash Flows. This guidance will be applied prospectively, retrospectively, or using a modified retrospective transition method depending on the item changed. For Duke Energy, this guidance is effective for interim and annual periods beginning January 1, 2017, although it can be early adopted. Duke Energy is currently evaluating the requirements. The primary change expected is an increase in the volatility of income tax expense.
2. ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
The Duke Energy Registrants consolidate assets and liabilities from acquisitions as of the purchase date, and include earnings from acquisitions in consolidated earnings after the purchase date.
Acquisition of Piedmont Natural Gas
On October 24, 2015, Duke Energy entered into an Agreement and Plan of Merger (Merger Agreement) with Piedmont Natural Gas Company, Inc. (Piedmont), a North Carolina corporation. Under the terms of the Merger Agreement, Duke Energy will acquire Piedmont for $4.9 billion in cash and Piedmont will become a wholly owned subsidiary of Duke Energy. In addition, Duke Energy will assume Piedmont's existing debt, which was approximately $2.0 billion at January 31, 2016, the end of Piedmont's most recent quarter. Duke Energy expects to finance the transaction with a combination of debt, equity issuances and other cash sources. As of March 31, 2016, Duke Energy entered into $1.4 billion of forward-starting interest rate swaps to manage interest rate exposure for the expected financing of the Piedmont acquisition. For additional information on the forward-starting swaps, see Note 9.
In March, 2016, Duke Energy marketed an equity offering of 10.6 million shares of Duke Energy common stock. In lieu of issuing equity at the time of the offering, Duke Energy entered into equity forward sale agreements (the Equity Forwards) with Barclays Capital, Inc. (Barclays). Duke Energy expects to settle the Equity Forwards on or around the closing date of the Piedmont acquisition. The net proceeds received upon settlement are expected to be used to finance a portion of the acquisition of Piedmont. For additional information regarding the Equity Forwards, see Note 13.
In connection with the Merger Agreement with Piedmont, Duke Energy entered into a $4.9 billion senior unsecured bridge financing facility (Bridge Facility) with Barclays. The Bridge Facility, if drawn upon, may be used to (i) fund the cash consideration for the transaction and (ii) pay certain fees and expenses in connection with the transaction. In November 2015, Barclays syndicated its commitment under the Bridge Facility to a broader group of lenders. Duke Energy does not expect to draw upon the Bridge Facility. The amount of the Bridge Facility is reduced by any financings related to the Piedmont acquisition entered into by Duke Energy, and has accordingly been reduced to $4.2 billion as a result of the Equity Forwards.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Piedmont's shareholders have approved the company's acquisition by Duke Energy and the Federal Trade Commission (FTC) has granted early termination of the 30-day waiting period under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976. On January 15, 2016, Duke Energy and Piedmont filed an application with the NCUC for approval of the proposed business combination and associated financing transactions. On January 29, 2016, the NCUC approved Duke Energy's proposed financing transactions. The NCUC issued its Scheduling Order on March 2, 2016, setting a public and evidentiary hearing to begin on July 18, 2016. On March 7, 2016, the KPSC granted Duke Energy's declaratory request that the transaction does not constitute a change in control and does not require KPSC approval. The Tennessee Regulatory Authority approved Duke Energy's and Piedmont's request of the change in control resulting from the transaction at its March 14, 2016 meeting. Subject to receipt of required regulatory approvals and meeting closing conditions, Duke Energy and Piedmont expect to close the transaction by the end of 2016.
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
The purchase price exceeds the historical carrying value of the acquired assets by $350 million, which was recognized as an acquisition adjustment, and recorded in property, plant and equipment. Duke Energy Progress established a rider in North Carolina to recover the costs to acquire, operate and maintain interests in the assets purchased as allocated to its North Carolina retail operations, including the purchase acquisition adjustment, and included the purchase acquisition adjustment in wholesale power formula rates. Duke Energy Progress received an order from the PSCSC to defer the recovery of the South Carolina retail allocated costs of the asset purchased until the Company's next general rate case.
DISPOSITIONS
Potential Sale of International Energy
In February 2016, Duke Energy announced it had initiated a process to divest the International Energy business segment, excluding the equity method investment in National Methanol Company (NMC). Duke Energy is in the early stages and there have been no binding or non-binding offers submitted. Duke Energy can provide no assurance that this process will result in a transaction and there is no specific timeline for execution of a potential transaction. Proceeds from a successful exit would be used by Duke Energy to fund the operations and growth of domestic businesses. If the potential of a sale were to progress, it could result in classification of International Energy as assets held for sale and as a discontinued operation. As of March 31, 2016, the International Energy segment had a carrying value of approximately $2.6 billion, adjusted for $644 million of cumulative foreign currency translation losses currently classified as accumulated other comprehensive loss.
Midwest Generation Exit
Duke Energy, through indirect subsidiaries, completed the sale of the Disposal Group to a subsidiary of Dynegy on April 2, 2015, for approximately $2.8 billion in cash. The nonregulated Midwest generation business included generation facilities with approximately 5,900 MW of owned capacity located in Ohio, Pennsylvania, and Illinois. On April 1, 2015, prior to the sale, Duke Energy Ohio distributed its indirect ownership interest in the nonregulated Midwest generation business to a subsidiary of Duke Energy Corporation.
The Disposal Group's results of operations are classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. Current-year activity primarily relates to tax adjustments related to the Disposal Group. The following table presents the results of discontinued operations for the three months ended March 31, 2015.

		Duke
	Duke	Energy
(in millions)	Energy	Ohio
Operating Revenues	$543	$412
Loss on disposition	(43)	(44)

Income before income taxes	$147	$140
Income tax expense	51	50
Income from discontinued operations of the Disposal Group	96	90
Other, net of tax(a)	(5)	—
Income from Discontinued Operations, net of tax	$91	$90

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

(a)
Relates to discontinued operations of businesses not related to the Disposal Group and includes indemnifications provided for certain legal, tax and environmental matters, and foreign currency translation adjustments.

Commercial Portfolio utilized a revolving credit agreement (RCA) to support the operations of the nonregulated Midwest generation business. Interest expense associated with the RCA was allocated to discontinued operations. No other interest expense related to corporate level debt was allocated to discontinued operations. Duke Energy Ohio had a power purchase agreement with the Disposal Group for a portion of its standard service offer (SSO) supply requirement. The agreement and the SSO expired in May 2015.
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
During the first quarter of 2016, the Duke Energy chief operating decision-maker began to evaluate interim period segment performance based on financial information that includes the impact of income tax levelization within segment income. This represents a change from the previous measure, where the interim period impacts of income tax levelization were included within Other, and therefore excluded from segment income. As a result, prior period segment results presented have been recast to conform to this change.
Operating segments are determined based on information used by the chief operating decision-maker in deciding how to allocate resources and evaluate the performance of the business.
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
International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power, natural gas and natural gas liquids outside the U.S. Its activities principally target power generation in Latin America. Additionally, International Energy owns a 25 percent interest in NMC, a large regional producer of methyl tertiary butyl ether (MTBE) located in Saudi Arabia. The investment in NMC is accounted for under the equity method of accounting. In February 2016, Duke Energy announced it had initiated a process to potentially divest its International Energy business segment, excluding the investment in NMC. See Note 2 for further information.
Commercial Portfolio builds, develops and operates wind and solar renewable generation and energy transmission projects throughout the U.S. For periods subsequent to the sale of the Disposal Group, beginning in the second quarter of 2015, certain immaterial results of operations and related assets previously presented in the Commercial Portfolio segment are presented in Regulated Utilities and Other.
The remainder of Duke Energy’s operations is presented as Other, which is primarily comprised of unallocated corporate interest expense, unallocated corporate costs, contributions to the Duke Energy Foundation and the operations of Duke Energy’s wholly owned captive insurance subsidiary, Bison Insurance Company Limited (Bison).

	Three Months Ended March 31, 2016
				Total
	Regulated	International	Commercial	Reportable
(in millions)	Utilities	Energy	Portfolio	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$5,250	$246	$114	$5,610	$12	$—	$5,622
Intersegment revenues	9	—	—	9	17	(26)	—
Total revenues	$5,259	$246	$114	$5,619	$29	$(26)	$5,622
Segment income (loss)(a)	$695	$123	$27	$845	$(154)	$—	$691
Add back noncontrolling interests							5
Income from discontinued operations, net of tax							3
Net income							$699
Segment assets	$111,838	$3,247	$4,183	$119,268	$2,263	$178	$121,709
(a)    Other includes $74 million of after-tax costs to achieve mergers and a $12 million after-tax charge related to cost savings initiatives.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three Months Ended March 31, 2015
				Total
	Regulated	International	Commercial	Reportable
(in millions)	Utilities	Energy	Portfolio	Segments	Other	Eliminations	Consolidated
Unaffiliated revenues	$5,713	$273	$73	$6,059	$6	$—	$6,065
Intersegment revenues	10	—	—	10	21	(31)	—
Total revenues	$5,723	$273	$73	$6,069	$27	$(31)	$6,065
Segment income (loss)(a)	$774	$36	$7	$817	$(43)	$(1)	$773
Add back noncontrolling interests							3
Income from discontinued operations, net of tax							91
Net income							$867
Segment assets	$106,642	$4,892	$6,202	$117,736	$4,230	$176	$122,142
(a)     Other includes after-tax costs to achieve the 2012 Progress Energy merger of $13 million.
DUKE ENERGY CAROLINAS, PROGRESS ENERGY, DUKE ENERGY PROGRESS, DUKE ENERGY FLORIDA, DUKE ENERGY OHIO AND DUKE ENERGY INDIANA
The Subsidiary Registrants each have one reportable operating segment, Regulated Utilities, which generates, transmits, distributes and sells electricity, and for Duke Energy Ohio, also transports and sells natural gas. The remainder of each company’s operations is classified as Other. While not considered a reportable segment for any of these companies, Other consists of certain unallocated corporate costs. Other for Progress Energy also includes interest expense on corporate debt instruments of $56 million and $60 million for the three months ended March 31, 2016 and 2015, respectively. Other for Duke Energy Ohio also includes amounts related to Duke Energy Ohio's contractual arrangement to buy power from Ohio Valley Electric Corporations (OVEC's) power plants. The following table summarizes the net loss for Other for each of these entities.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Duke Energy Carolinas	$(17)	$(8)
Progress Energy	(49)	(42)
Duke Energy Progress	(8)	(4)
Duke Energy Florida	(4)	(3)
Duke Energy Ohio	(9)	(2)
Duke Energy Indiana	(2)	(2)
The assets at Duke Energy Carolinas, Progress Energy, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana are substantially all included within the Regulated Utilities segment at March 31, 2016.
Duke Energy Ohio
Duke Energy Ohio had two reportable operating segments, Regulated Utilities and Commercial Portfolio, prior to the sale of the nonregulated Midwest generation business. As a result of the sale discussed in Note 2, Commercial Portfolio no longer qualifies as a Duke Energy Ohio reportable operating segment. Therefore, for periods subsequent to the sale, beginning in the second quarter of 2015, all of the remaining assets and related results of operations previously presented in Commercial Portfolio are presented in Regulated Utilities and Other. The following table summarizes segment information prior to the sale of the nonregulated Midwest generation business.

	Three Months Ended March 31, 2015
			Total
	Regulated	Commercial	Reportable
(in millions)	Utilities	Portfolio	Segments	Other	Eliminations	Consolidated
Total revenues	$572	$14	$586	$—	$—	$586
Segment income (loss)	$70	$(9)	$61	$(2)	$—	$59
Income from discontinued operations, net of tax						90
Net income						$149
Segment assets	$6,782	$2,984	$9,766	$43	$(13)	$9,796

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

4. REGULATORY MATTERS
RATE RELATED INFORMATION
The NCUC, PSCSC, FPSC, IURC, PUCO and KPSC approve rates for retail electric and natural gas services within their states. The FERC approves rates for electric sales to wholesale customers served under cost-based rates (excluding Ohio, Kentucky and Indiana), as well as sales of transmission service.
Duke Energy Carolinas and Duke Energy Progress
FERC Transmission Return on Equity Complaints
On January 7, 2016, a group of transmission service customers filed a complaint with the FERC that the rate of return on equity of 10.2 percent in Duke Energy Carolinas' transmission formula rates is excessive and should be reduced to no higher than 8.49 percent, effective upon the complaint date. On the same date a similar complaint was filed with the FERC claiming that the rate of return on equity of 10.8 percent in Duke Energy Progress' transmission formula rates is excessive and should be reduced to no higher than 8.49 percent, effective upon the complaint date. On April 21, 2016, the FERC issued an order which consolidated the cases, set a refund effective date of January 7, 2016, and set the consolidated case for settlement and hearing. Duke Energy Carolinas and Duke Energy Progress do not expect the potential impact on results of operations, cash flows or financial position to be material. It is not possible to predict the outcome of this matter.
Duke Energy Carolinas
William States Lee Combined Cycle Facility
On April 9, 2014, the PSCSC granted Duke Energy Carolinas and North Carolina Electric Membership Corporation (NCEMC) a Certificate of Environmental Compatibility and Public Convenience and Necessity (CECPCN) for the construction and operation of a 750 MW combined-cycle natural gas-fired generating plant at Duke Energy Carolinas' existing William States Lee Generating Station in Anderson, South Carolina. Duke Energy Carolinas began construction in July 2015 and estimates a cost to build of $600 million for its share of the facility, including AFUDC. The project is expected to be commercially available in late 2017. NCEMC will own approximately 13 percent of the project. On July 3, 2014, the South Carolina Coastal Conservation League (SCCL) and Southern Alliance for Clean Energy (SACE) jointly filed a Notice of Appeal with the Court of Appeals of South Carolina (S.C. Court of Appeals) seeking the court's review of the PSCSC's decision, claiming the PSCSC did not properly consider a request related to a proposed solar facility prior to granting approval of the CECPCN. The S.C. Court of Appeals affirmed the PSCSC's decision on February 10, 2016, and on March 24, 2016, denied a request for rehearing filed by SCCL and SACE. On April 21, 2016, SCCL and SACE petitioned the South Carolina Supreme Court for review of the S.C. Court of Appeals decision. Duke Energy Carolinas has 30 days to respond. Duke Energy Carolinas cannot predict the outcome of this matter.
Duke Energy Progress
Western Carolinas Modernization Plan
On November 4, 2015, in response to community feedback, Duke Energy Progress announced a revised Western Carolinas Modernization Plan with an estimated cost of $1.1 billion. The revised plan includes retirement of the existing Asheville coal-fired plant, the construction of two 280 MW combined-cycle natural gas plants having dual fuel capability, with the option to build a third natural gas simple cycle unit in 2023 based upon the outcome of initiatives to reduce the region's power demand. The revised plan includes upgrades to existing transmission lines and substations, but eliminates the need for a new transmission line and a new substation associated with the project in South Carolina. The revised plan has the same overall project cost as the original plan and the plans to install solar generation remain unchanged. Duke Energy Progress has also proposed to add a pilot battery storage project. These investments will be made within the next seven years. Duke Energy Progress is also working with the local natural gas distribution company to upgrade an existing natural gas pipeline to serve the natural gas plant. The plan requires various approvals including regulatory approvals in North Carolina. Duke Energy Progress filed for a Certificate of Public Convenience and Necessity (CPCN) with the NCUC for the new natural gas units on January 15, 2016. On March 28, 2016, the NCUC issued an order approving the CPCN for the new combined-cycle natural gas plants, but denying the CPCN for the contingent simple cycle unit without prejudice to Duke Energy Progress to refile for approval in the future. Construction of these plants is scheduled to begin in 2016 and the plants are expected to be in service by late 2019. Duke Energy Progress plans to file for future approvals related to the proposed solar generation and pilot battery storage project. On April 26, 2016, the NCUC granted a motion from North Carolina Waste Awareness and Reduction Network (NC WARN) and The Climate Times to extend the deadline for parties to appeal the CPCN order until May 27, 2016. On April 27, 2016, the NCUC issued an order to establish the procedure to set the appeal bond related to this motion.
The carrying value of the 376 MW Asheville coal-fired plant, including associated ash basin closure costs, of $531 million and $548 million are included in Generation facilities to be retired, net on Duke Energy Progress' Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, respectively.
Duke Energy Florida
Purchase of Osprey Energy Center
In December 2014, Duke Energy Florida and Osprey Energy Center, LLC, a wholly owned subsidiary of Calpine Corporation (Calpine), entered into an Asset Purchase and Sale Agreement for the purchase of a 599 MW combined-cycle natural gas plant in Auburndale, Florida (Osprey Plant acquisition) for approximately $166 million. In July 2015, the FERC and the FPSC issued separate orders of approval for the Osprey Plant acquisition. Closing of the acquisition is contingent upon the expiration of the Hart-Scott-Rodino waiting period and is expected to occur by the first quarter of 2017, upon the expiration of an existing Power Purchase Agreement between Calpine and Duke Energy Florida. On March 31, 2016, Duke Energy Florida and Calpine made Hart-Scott-Rodino filings with the Federal Trade Commission and the Department of Justice.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Crystal River Unit 3
On May 22, 2015, Duke Energy Florida petitioned the FPSC for approval to include in base rates the revenue requirement for the projected $1.298 billion Crystal River Unit 3 Nuclear Plant (Crystal River Unit 3) regulatory asset as authorized by the 2013 Revised and Restated Stipulation and Settlement Agreement (2013 Agreement). On September 15, 2015, the FPSC approved Duke Energy Florida's motion for approval of a settlement agreement with intervenors to reduce the value of the projected Crystal River Unit 3 regulatory asset to be recovered to $1.283 billion. On April 5, 2016, the FPSC granted Duke Energy Florida’s motion to reduce the value of the Crystal River Unit 3 regulatory asset by $36 million and allow recovery of this amount, including carrying costs, through the capacity cost recovery clause over the years 2017 and 2018.
In June 2015, the governor of Florida signed legislation to allow utilities to issue nuclear asset-recovery bonds to finance the recovery of certain retired nuclear generation assets, with approval of the FPSC. On November 19, 2015, the FPSC issued a financing order approving Duke Energy Florida’s request to issue nuclear asset-recovery bonds to finance its unrecovered regulatory asset related to Crystal River Unit 3 through a wholly owned special purpose entity. Nuclear asset-recovery bonds would replace the base rate recovery methodology authorized by the 2013 Agreement and result in a lower rate impact to customers with an approximately 20‑year recovery period. On March 31, 2016, Duke Energy Florida filed its Second Amendment to the registration statement for the proposed initial public offering of the bonds. The registration statement is subject to review and declaration of its effectiveness by the Securities and Exchange Commission. Duke Energy Florida expects to issue nuclear asset-recovery bonds in mid-2016.
Duke Energy Ohio
Accelerated Natural Gas Service Line Replacement Rider
On January 20, 2015, Duke Energy Ohio filed an application for approval of an accelerated natural gas service line replacement program (ASRP). Under the ASRP, Duke Energy Ohio proposes to replace certain natural gas service lines on an accelerated basis. The program is proposed to last 10 years. Through the ASRP, Duke Energy Ohio also proposes to complete preliminary survey and investigation work related to natural gas service lines that are customer owned and for which it does not have valid records and, further, to relocate interior natural gas meters to suitable exterior locations where such relocation can be accomplished. Duke Energy Ohio projects total capital and operations and maintenance expenditures under the ASRP to approximate $320 million. The filing also seeks approval of Rider ASRP to recover related expenditures. Duke Energy Ohio proposes to update Rider ASRP on an annual basis. Duke Energy Ohio’s application is pending before the PUCO and it is uncertain when an order will be issued. Intervenors oppose the ASRP, primarily because they believe the program is neither required nor necessary under federal pipeline regulation. The hearing concluded on November 19, 2015, and initial and reply briefs were filed, with briefing complete on December 23, 2015. Duke Energy Ohio cannot predict the outcome of this matter.
Energy Efficiency Cost Recovery
On March 28, 2014, Duke Energy Ohio filed an application for recovery of program costs, lost distribution revenue and performance incentives related to its energy efficiency and peak demand reduction programs. These programs are undertaken to comply with environmental mandates set forth in Ohio law. After a comment period, the PUCO approved Duke Energy Ohio’s application, but found that Duke Energy Ohio was not permitted to use banked energy savings from previous years in order to calculate the amount of allowed incentive. This conclusion represented a change to the cost recovery mechanism that had been agreed to by intervenors and approved by the PUCO in previous cases. The PUCO granted the applications for rehearing filed by Duke Energy Ohio and an intervenor on July 8, 2015. Substantive ruling on the application for rehearing is pending. On January 6, 2016, Duke Energy Ohio and PUCO Staff entered into a stipulation pending PUCO approval, resolving the issues related to, among other things, performance incentives and the PUCO Staff audit of 2013 costs. Based on the stipulation, in December 2015, Duke Energy Ohio re-established approximately $20 million of revenues that had been reversed in the second quarter of 2015. A hearing on the stipulation commenced on March 10, 2016 and the post-hearing briefing schedule will conclude by May 13, 2016. Duke Energy Ohio cannot predict the outcome of this matter.
Regional Transmission Organization (RTO) Realignment
Duke Energy Ohio, including Duke Energy Kentucky, transferred control of its transmission assets from Midcontinent Independent System Operator, Inc. (MISO) to PJM Interconnection, LLC (PJM), effective December 31, 2011. The PUCO approved a settlement related to Duke Energy Ohio’s recovery of certain costs of the RTO realignment via a non-bypassable rider. Duke Energy Ohio is allowed to recover all MISO Transmission Expansion Planning (MTEP) costs, including but not limited to Multi Value Project (MVP) costs, directly or indirectly charged to Ohio customers. Duke Energy Ohio also agreed to vigorously defend against any charges for MVP projects from MISO. The KPSC also approved a request to effect the RTO realignment, subject to a commitment not to seek double recovery in a future rate case of the transmission expansion fees that may be charged by MISO and PJM in the same period or overlapping periods.
Duke Energy Ohio had a recorded liability for its exit obligation and share of MTEP costs, excluding MVP, of $91 million and $92 million, respectively, at March 31, 2016 and December 31, 2015, within Other in Current liabilities and Other in Deferred credits and other liabilities on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. MTEP costs billed by MISO are recovered by Duke Energy Ohio through a non-bypassable rider. As of March 31, 2016 and December 31, 2015, Duke Energy Ohio had $72 million recorded in Regulatory assets on the Condensed Consolidated Balance Sheets.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On December 29, 2011, MISO filed a tariff with the FERC providing for the allocation of MVP costs to a withdrawing owner based on monthly energy usage. The FERC set for hearing (i) whether MISO’s proposed cost allocation methodology to transmission owners who withdrew from MISO prior to January 1, 2012, is consistent with the tariff at the time of their withdrawal from MISO and, (ii) if not, what the amount of and methodology for calculating any MVP cost responsibility should be. In 2012, MISO estimated Duke Energy Ohio’s MVP obligation over the period from 2012 to 2071 at $2.7 billion, on an undiscounted basis. On July 16, 2013, a FERC Administrative Law Judge (ALJ) issued an initial decision. Under this initial decision, Duke Energy Ohio would be liable for MVP costs. Duke Energy Ohio filed exceptions to the initial decision, requesting FERC to overturn the ALJ’s decision.
On October 29, 2015, the FERC issued an order reversing the ALJ's decision. The FERC ruled the cost allocation methodology is not consistent with the MISO tariff and that Duke Energy Ohio has no liability for MVP costs after its withdrawal from MISO. On November 30, 2015, MISO filed with the FERC a request for rehearing. Duke Energy Ohio cannot predict the outcome of this matter.
Duke Energy Indiana
Coal Combustion Residual (CCR) Plan
On March 17, 2016, Duke Energy Indiana filed for approval of its first group of federally mandated CCR rule compliance projects (Phase I CCR Compliance Projects) to comply with the U.S. Environmental Protection Agency's (EPA) CCR rule. The projects in this Phase I filing are CCR compliance projects, including the conversion of Cayuga and Gibson Stations to dry bottom ash handling and related water treatment. Duke Energy Indiana has requested timely recovery of costs under a federal mandate tracker which provides for timely recovery of 80 percent of such costs and deferral with carrying costs of 20 percent of such costs for recovery in a subsequent retail base rate case. A procedural schedule has not been set for this matter. Duke Energy Indiana cannot predict the outcome of this matter.
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
The ninth semi-annual IGCC rider order was appealed by the Joint Intervenors. The proceeding will be remanded to the IURC for further proceedings and additional findings on the tax in-service issue. An evidentiary hearing has been set for August 31, 2016.
The 11th through 15th semi-annual IGCC riders and a subdocket to Duke Energy Indiana's fuel adjustment clause remain pending at the IURC. Issues in these filings include the determination whether the IGCC plant was properly declared in service for ratemaking purposes in June 2013 and a review of the operational performance of the plant. On September 17, 2015, Duke Energy Indiana, the Office of Utility Consumer Counselor, the Industrial Group and Nucor Steel Indiana reached a settlement agreement to resolve these pending issues. On January 15, 2016, The Citizens Action Coalition of Indiana, Inc., Sierra Club, Save the Valley and Valley Watch joined a revised settlement (IGCC settlement). The IGCC settlement will result in customers not being billed for previously incurred operating costs of $87.5 million, and for additional Duke Energy Indiana payments and commitments of $5.5 million for attorneys’ fees and amounts to fund consumer programs. Attorneys’ fees and expenses for the new settling parties will be addressed in a separate proceeding. Duke Energy Indiana recognized pretax impairment and related charges of $93 million in the third quarter of 2015. Additionally, under the IGCC settlement, the operating and maintenance expenses and ongoing maintenance capital at the plant are subject to certain caps during the years of 2016 and 2017. The IGCC settlement also includes a commitment to either retire or stop burning coal by December 31, 2022, at the Gallagher Station. Pursuant to the IGCC settlement, the in-service date used for accounting and ratemaking will remain as June 2013. Remaining deferred costs will be recovered over eight years and not earn a carrying cost. The IGCC settlement, which is opposed by a residential customer and his spouse, is subject to IURC approval. An evidentiary hearing on the IGCC settlement was held on April 18, 2016, and a decision is expected in the third quarter of 2016. As of March 31, 2016, deferred costs related to the project are approximately $147 million. Under the IGCC settlement, future IGCC riders will be filed annually, rather than every six months, with the next filing scheduled for first quarter 2017.
Duke Energy Indiana cannot predict the outcome of these matters or future IGCC rider proceedings.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Grid Infrastructure Improvement Plan
On August 29, 2014, pursuant to a new statute, Duke Energy Indiana filed a seven-year grid infrastructure improvement plan with the IURC with an estimated cost of $1.9 billion, focusing on the reliability, integrity and modernization of the transmission and distribution system. The plan also provided for cost recovery through a transmission and distribution rider (T&D Rider). In May 2015, the IURC denied the original proposal due to an insufficient level of detailed projects and cost estimates in the plan. On December 7, 2015, Duke Energy Indiana filed a revised infrastructure improvement plan with an estimated cost of $1.8 billion in response to guidance from IURC orders and the Indiana Court of Appeals decisions related to this new statute. The revised plan uses a combination of advanced technology and infrastructure upgrades to improve service to customers and provide them with better information about their energy use. It also provides for cost recovery through a T&D rider. In March 2016, Duke Energy Indiana entered into a settlement with all parties to the proceeding except the Indiana Citizens Action Coalition, Inc. The settlement agreement decreased the capital expenditures eligible for timely recovery of costs in the seven-year plan to approximately $1.4 billion, including the removal of an automated metering infrastructure (AMI) project. The settlement provides for deferral accounting for depreciation and post-in-service carrying costs for AMI projects outside the seven-year plan. Duke Energy Indiana withdrew its request for a regulatory asset for current meters and retains the savings associated with AMI prior to the next retail base rate case, which is required to be filed prior to the end of the seven-year plan. Under the settlement, the return on equity to be used in the T&D Rider is 10 percent.
The settlement is subject to approval of the IURC. An order is expected in August 2016. Duke Energy Indiana cannot predict the outcome of this matter.
OTHER REGULATORY MATTERS
Atlantic Coast Pipeline
On September 2, 2014, Duke Energy, Dominion Resources (Dominion), Piedmont and AGL Resources announced the formation of a company, ACP, to build and own the proposed Atlantic Coast Pipeline (the pipeline), a 564-mile interstate natural gas pipeline. The pipeline is designed to meet the needs identified in requests for proposals by Duke Energy Carolinas, Duke Energy Progress and Piedmont. Dominion will build and operate the pipeline and has a 45 percent ownership percentage in ACP. Duke Energy has a 40 percent ownership interest in ACP through its Commercial Portfolio segment. Piedmont owns 10 percent and the remaining share is owned by AGL Resources. Duke Energy Carolinas and Duke Energy Progress, among others, will be customers of the pipeline. Purchases will be made under several 20-year supply contracts, subject to state regulatory approval. In October 2014, the NCUC and PSCSC approved the Duke Energy Carolinas and Duke Energy Progress requests to enter into certain affiliate agreements, pay compensation to ACP and to grant a waiver of certain Code of Conduct provisions relating to contractual and jurisdictional matters. On September 18, 2015, ACP filed an application with the FERC requesting a CPCN authorizing ACP to construct the pipeline. FERC approval of the application is expected in early 2017 and construction is projected to begin in summer of 2017, with a targeted in-service date of late 2018. ACP is working with various agencies to develop the final pipeline route. ACP also requested approval of an open access tariff and the precedent agreements it entered into with future pipeline customers, including Duke Energy Carolinas and Duke Energy Progress.
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
Sabal Trail Transmission, LLC Pipeline
On May 4, 2015, Duke Energy acquired a 7.5 percent ownership interest from Spectra Energy in the proposed 500-mile Sabal Trail natural gas pipeline. Spectra Energy will continue to own 59.5 percent of the Sabal Trail pipeline and NextEra Energy will own the remaining 33 percent. The Sabal Trail pipeline will traverse Alabama, Georgia and Florida to meet rapidly growing demand for natural gas in those states. The primary customers of the Sabal Trail pipeline, Duke Energy Florida and Florida Power & Light Company (FP&L), have each contracted to buy pipeline capacity for 25-year initial terms. On February 3, 2016, the FERC issued an order granting the request for a CPCN to construct and operate the Sabal Trail pipeline. The Sabal Trail pipeline requires additional regulatory approvals and is scheduled to begin service in 2017.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The table below contains the net carrying value of generating facilities planned for retirement or included in recent IRPs as evaluated for potential retirement due to a lack of requisite environmental control equipment. Dollar amounts in the table below are included in Net property, plant and equipment on the Condensed Consolidated Balance Sheets as of March 31, 2016.

		Remaining Net
	Capacity	Book Value(a)
	(in MW)	(in millions)
Duke Energy Florida(b)
Crystal River Units 1 and 2	873	128
Duke Energy Indiana
Wabash River Unit 6(c)	318	35
Gallagher Units 2 and 4(d)	280	137
Total Duke Energy	1,471	300

(a)	Remaining net book value amounts exclude any capitalized asset retirement costs.

(b)	Progress Energy amounts are equal to Duke Energy Florida amounts.

(c)
In April 2016, Wabash River 6 terminated coal burning operations and is targeted for retirement by the end of 2016. The total net book value of $113 million for the retail portion of Wabash River Unit 6 and the retail portion of capitalized asset retirement costs for Wabash River Units 2 through 6 is classified as Generation facilities to be retired, net on Duke Energy Indiana's Condensed Consolidated Balance Sheet at March 31, 2016.

(d)	Duke Energy Indiana committed to either retire or stop burning coal at Gallagher Units 2 and 4 by December 31, 2022, as part of the proposed settlement of Edwardsport IGCC matters.
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
Remediation Activities
In addition to Asset Retirement Obligations recorded as a result of various environmental regulations, the Duke Energy Registrants are responsible for environmental remediation at various sites. These include certain properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. These sites are in various stages of investigation, remediation and monitoring. Managed in conjunction with relevant federal, state and local agencies, remediation activities vary based upon site conditions and location, remediation requirements, complexity and sharing of responsibility. If remediation activities involve joint and several liability provisions, strict liability or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for environmental impacts caused by other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Liabilities are recorded when losses become probable and are reasonably estimable. The total costs that may be incurred cannot be estimated because the extent of environmental impact, allocation among potentially responsible parties, remediation alternatives and/or regulatory decisions have not yet been determined. Additional costs associated with remediation activities are likely to be incurred in the future and could be significant. Costs are typically expensed as Operation, maintenance and other in the Condensed Consolidated Statements of Operations unless regulatory recovery of the costs is deemed probable.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following tables contain information regarding reserves for probable and estimable costs related to the various environmental sites. These reserves are recorded in Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Balance at beginning of period	$97	$10	$17	$3	$14	$54	$12
Provisions/adjustments	10	2	1	—	1	—	6
Cash reductions	(3)	(1)	(2)	(1)	(1)	—	—
Balance at end of period	$104	$11	$16	$2	$14	$54	$18

	Three Months Ended March 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Balance at beginning of period	$97	$10	$17	$5	$12	$54	$10
Provisions/adjustments	2	—	—	—	—	1	2
Cash reductions	(3)	—	—	—	—	(1)	(1)
Balance at end of period	$96	$10	$17	$5	$12	$54	$11
Additional losses in excess of recorded reserves that could be incurred for the stages of investigation, remediation and monitoring for environmental sites that have been evaluated at this time are not material except as presented in the table below.

(in millions)
Duke Energy	$83
Duke Energy Carolinas	22
Duke Energy Ohio	42
Duke Energy Indiana	15
North Carolina and South Carolina Ash Basins
On February 2, 2014, a break in a stormwater pipe beneath an ash basin at Duke Energy Carolinas’ retired Dan River Steam Station caused a release of ash basin water and ash into the Dan River. On February 8, 2014, a permanent plug was installed in the stormwater pipe, stopping the release of materials into the river. Duke Energy Carolinas estimates 30,000 to 39,000 tons of ash and 24 million to 27 million gallons of basin water were released into the river. In July 2014, Duke Energy completed remediation work identified by the EPA and continues to cooperate with the EPA's civil enforcement process. Future costs related to the Dan River release, including pending or future state or federal civil enforcement proceedings, future regulatory directives, natural resources damages, additional pending litigation, future claims or litigation and long-term environmental impact costs, cannot be reasonably estimated at this time.
North Carolina Department of Environmental Quality (NCDEQ), formerly the North Carolina Department of Environment and Natural Resources, has historically assessed Duke Energy Carolinas and Duke Energy Progress with Notice of Violations (NOV) for violations that were most often resolved through satisfactory corrective actions and minor, if any, fines or penalties. Subsequent to the Dan River matter discussed above, Duke Energy Carolinas and Duke Energy Progress have been served with a higher level of NOVs, including for violations at L.V. Sutton Plant and Dan River Steam Station. In August 2014, NCDEQ issued an NOV for alleged groundwater violations at Duke Energy Progress' L.V. Sutton Plant. On March 10, 2015, NCDEQ issued a civil penalty of approximately $25 million to Duke Energy Progress for environmental damages related to groundwater contamination at the L.V. Sutton Plant. On February 8, 2016, NCDEQ assessed a penalty of approximately $6.8 million, including enforcement costs, against Duke Energy Carolinas related to stormwater pipes and associated discharges at the Dan River Steam Station. Duke Energy Carolinas recorded a charge in December 2015 for this penalty. See "Litigation" section below for additional discussion of matters related to these penalties. These fines and penalties are unprecedented and were not consistent with historic enforcement practices of NCDEQ. Based on historic practices the expected liability of any existing notice of violations would not be material. Duke Energy Carolinas and Duke Energy Progress cannot predict whether the NCDEQ will assess future penalties related to existing NOVs and if such penalties would be material.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Asset retirement obligations recorded on the Duke Energy Carolinas and Duke Energy Progress Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, include the legal obligation for closure of coal ash basins and the disposal of related ash as a result of the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) and other agreements. In January 2016, NCDEQ published draft proposed risk classifications for sites not specifically delineated by the Coal Ash Act as high priority. These risk rankings were generally determined based on three primary criteria: structural integrity of the impoundments and impact to both surface and groundwaters. NCDEQ categorized 12 basins at four sites as intermediate risk and four basins at three plants as low risk. NCDEQ also categorized nine basins at six plants as “low-to-intermediate” risk, thereby not assigning a definitive risk ranking at that time. The risk rankings of these sites will be based upon receipt of additional data primarily related to groundwater quality and the completion of specific modifications and repairs to the impoundments. NCDEQ is expected to finalize proposed classifications in May 2016, based on results of the public comment period which ended in April 2016. Duke Energy cannot predict the final classifications.
Per the Coal Ash Act, final proposed classifications are subject to Coal Ash Management Commission (Coal Ash Commission) adjustments and approval but may become law if the Commission fails to act within 60 days of receiving the final proposed classifications. In March 2016, the Coal Ash Commission originally created by the Coal Ash Act was disbanded by the Governor of North Carolina based on a North Carolina Supreme Court ruling regarding the constitutionality of the body. As a result, the finality of NCDEQ's classifications may be subject to challenge.
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
Coal Combustion Residuals
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation, which became effective in October 2015, classifies CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows for beneficial use of CCR with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments that are no longer receiving CCR but contain liquid located at stations currently generating electricity (regardless of fuel source). The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. Various industry and environmental parties have appealed the EPA's CCR rule in the D.C. Circuit Court of Appeals. On April 18, 2016, the EPA filed a motion with the federal court to settle five issues raised in litigation. The Duke Energy Registrants cannot predict the court's response to the proposed settlement, but would not expect a material impact from the settlement if approved as proposed by the EPA. Duke Energy is reviewing the proposed settlement to determine if additional asset retirement obligation adjustments will be required.
In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. As a result of the EPA rule, the Subsidiary Registrants recorded asset retirement obligation amounts during 2015.
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
The Consolidated Complaint alleges the Duke Energy Defendants breached their fiduciary duties by failing to adequately oversee Duke Energy’s ash basins and that these breaches of fiduciary duty may have contributed to the incident at Dan River and continued thereafter. The lawsuit also asserts claims against the Duke Energy Defendants for corporate waste (relating to the money Duke Energy has spent and will spend as a result of the fines, penalties and coal ash removal) and unjust enrichment (relating to the compensation and director remuneration that was received despite these alleged breaches of fiduciary duty). The lawsuit seeks both injunctive relief against Duke Energy and restitution from the Duke Energy Defendants. On January 21, 2015, the Duke Energy Defendants filed a Motion to Stay and an alternative Motion to Dismiss. On August 31, 2015, the court issued an order staying the case which was lifted on March 24, 2016. On April 22, 2016, plaintiffs filed an Amended Verified Consolidated Shareholder Derivative Complaint (Amended Complaint) making the same allegations as in the Consolidated Complaint. The Duke Energy Defendants anticipate filing a Motion to Dismiss the Amended Complaint.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On March 5, 2015, shareholder Judy Mesirov filed a shareholder derivative complaint (Mesirov Complaint) in North Carolina state court. The lawsuit, styled Mesirov v. Good, is similar to the consolidated derivative action pending in Delaware Chancery Court and was filed against the same current directors and former directors and officers as the Delaware litigation. Duke Energy Corporation, Duke Energy Progress and Duke Energy Carolinas are named as nominal defendants. The Mesirov Complaint alleges that the Duke Energy Board of Directors was aware of Clean Water Act (CWA) compliance issues and failures to maintain structures in ash basins, but that the Board of Directors did not require Duke Energy Carolinas and Duke Energy Progress to take action to remedy deficiencies. The Mesirov Complaint further alleges that the Board of Directors sanctioned activities to avoid compliance with the law by allowing improper influence of NCDEQ to minimize regulation and by opposing previously anticipated citizen suit litigation. The Mesirov Complaint seeks corporate governance reforms and damages relating to costs associated with the Dan River release, remediation of ash basins that are out of compliance with the CWA and defending and payment of fines, penalties and settlements relating to criminal and civil investigations and lawsuits. On December 7, 2015, the Duke Energy Defendants filed a Motion to Stay the proceedings. The proceedings are currently stayed until July 1, 2016, after which the Duke Energy Defendants may seek an additional stay.
In addition to the above derivative complaints, in 2014, Duke Energy also received two shareholder litigation demand letters. The letters alleged that the members of the Board of Directors and certain officers breached their fiduciary duties by allowing the company to illegally dispose of and store coal ash pollutants. One of the letters also alleged a breach of fiduciary duty in the decision-making relating to the leadership changes following the close of the Progress Energy merger in July 2012.
By letter dated September 4, 2015, attorneys for the shareholders were informed that, on the recommendation of the Demand Review Committee formed to consider such matters, the Board of Directors concluded not to pursue potential claims against individuals. One of the shareholders, Mitchell Pinsly, sent a formal demand for records and Duke Energy responded to this request.
On October 30, 2015, shareholder Saul Bresalier filed a shareholder derivative complaint in the U.S. District Court for the District of Delaware. The lawsuit alleges that several current and former Duke Energy officers and directors (Bresalier Defendants) breached their fiduciary duties in connection with coal ash environmental issues, the post-merger change in Chief Executive Officer and oversight of political contributions. Duke Energy is named as a nominal defendant. The Bresalier Complaint contends that the Demand Review Committee failed to appropriately consider the shareholder’s earlier demand for litigation and improperly decided not to pursue claims against the Bresalier Defendants. The Bresalier Defendants filed a Motion to Dismiss the Bresalier litigation on January 15, 2016. In lieu of a response to the Motion to Dismiss, the plaintiff filed a Motion to Convert the Bresalier Defendants' Motion to Dismiss into a Motion for Summary Judgment and also for limited discovery. Briefing on the Motion to Convert is complete.
It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with these matters.
Progress Energy Merger Shareholder Litigation
On May 31, 2013, the Delaware Chancery Court consolidated four shareholder derivative lawsuits filed in 2012. The Court also appointed a lead plaintiff and counsel for plaintiffs and designated the case as In Re Duke Energy Corporation Derivative Litigation. The lawsuit names as defendants the 11 members of the Board of Directors who were also members of the pre-merger Board of Directors. Duke Energy is named as a nominal defendant. The case alleges claims for breach of fiduciary duties of loyalty and care in connection with the post-merger change in CEO. On December 10, 2015, the Duke Energy defendants filed a Motion to Dismiss the litigation. Oral argument on the motion is scheduled for May 9, 2016.
Two shareholder Derivative Complaints, filed in 2012 in federal district court in Delaware, were consolidated as Tansey v. Rogers, et al. The case alleges claims for breach of fiduciary duty and waste of corporate assets, as well as claims under Section 14(a) and 20(a) of the Exchange Act. Duke Energy is named as a nominal defendant. On December 21, 2015, Plaintiff filed a Consolidated Amended Complaint asserting the same claims contained in the original complaints. Duke Energy filed a Motion to Dismiss on February 19, 2016. On March 18, 2016, the Chancery Court Plaintiffs moved to intervene in the Tansey proceeding, asking the federal district court to stay the federal litigation in favor of the Delaware Chancery litigation.
It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with the remaining litigation.
Price Reporting Cases
Duke Energy Trading and Marketing, LLC (DETM), a non-operating Duke Energy affiliate, was a defendant, along with numerous other energy companies, in four class-action lawsuits and a fifth single-plaintiff lawsuit pending in a consolidated federal court proceeding in Nevada. Each of these lawsuits contains similar claims that defendants allegedly manipulated natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts.
In February 2016, DETM reached agreements in principle to settle all of the pending lawsuits. Settlement of the single-plaintiff settlement was finalized and paid in March 2016. Settlement of the class-action lawsuits are currently being finalized and will be subject to court approval. The settlement amounts are not material to Duke Energy.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Brazil Expansion Lawsuit
On August 9, 2011, the State of São Paulo sued Duke Energy International Geracao Paranapenema S.A. (DEIGP) in Brazilian state court. The lawsuit claims DEIGP is under a continuing obligation to expand installed generation capacity in the State of São Paulo by 15 percent pursuant to a stock purchase agreement under which DEIGP purchased generation assets from the state. On August 10, 2011, a judge granted an injunction ordering DEIGP to present a detailed expansion plan in satisfaction of the 15 percent obligation. DEIGP has previously taken a position that the expansion obligation is no longer viable given changes that have occurred in the electric energy sector since privatization. DEIGP submitted its proposed expansion plan on November 11, 2011, but reserved objections regarding enforceability. In January 2013, DEIGP filed appeals in the federal courts, which are still pending, regarding various procedural issues. A decision on the merits in the first instance court is also pending. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, it might incur in connection with this matter.
Brazil Generation
Record drought conditions in Brazil during 2014 and 2015 negatively impacted DEIGP. A number of electric generators have filed lawsuits seeking relief in the Brazilian courts to mitigate hydrological exposure and diminishing dispatch levels. Some courts have granted injunction orders to limit the financial exposure of certain generators. The implication of these orders is that other electricity market participants not covered by the injunctions may be required to compensate for the financial impact of the liability limitations. The Independent Power Producer Association (APINE) filed one such lawsuit on behalf of DEIGP and other hydroelectric generators against the Brazilian electric regulatory agency (ANEEL). On July 2, 2015, an injunction was granted in favor of APINE limiting the financial exposure of DEIGP and the other plaintiff generators, until the merits of the lawsuit are determined. ANEEL's appeal of the injunction was denied on December 18, 2015. The outcome of these lawsuits is uncertain. It is not possible to predict the impact to Duke Energy from the outcome of these matters.
Duke Energy Carolinas and Duke Energy Progress
NCDEQ Notices of Violation (NOV)
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
On September 29, 2015, Duke Energy Progress and Duke Energy Carolinas entered into a settlement agreement with NCDEQ resolving all former, current and future groundwater penalties at all Duke Energy Carolinas and Duke Energy Progress coal facilities in North Carolina. Under the agreement, Duke Energy Progress paid approximately $6 million and Duke Energy Carolinas paid approximately $1 million. In addition to these payments, Duke Energy Progress and Duke Energy Carolinas will accelerate remediation actions at the Sutton, Asheville, Belews Creek and H.F. Lee plants. The ALJ entered a consent order resolving the contested case relating to the Sutton Plant and NCDEQ rescinded the NOVs relating to alleged groundwater violations at both the Sutton and Asheville plants.
On October 13, 2015, the Southern Environmental Law Center (SELC), representing multiple conservation groups, filed a lawsuit in North Carolina Superior Court seeking judicial review of the order approving the settlement agreement with NCDEQ. The conservation groups contend that the ALJ exceeded his statutory authority in approving a settlement that provided for past, present, and future resolution of groundwater issues at facilities which were not at issue in the penalty appeal. On December 18, 2015, Duke Energy Carolinas and Duke Energy Progress filed a Motion to Dismiss the complaint. On February 12, 2016, the ALJ entered a new order clarifying that the dismissal of the contested case only applied to the specific issues before the ALJ in the Petition for Contested Case. On March 10, 2016, the court dismissed the SELC lawsuit based on the ALJ's entry of the new order.
On February 8, 2016, NCDEQ assessed a penalty of approximately $6.8 million, including enforcement costs, against Duke Energy Carolinas related to storm-water pipes and associated discharges at the Dan River Steam Station. Duke Energy Carolinas recorded a charge in December 2015 for this penalty. In March 2016, Duke Energy Carolinas filed an appeal of this penalty. Trial date is set for August 22, 2016, for this proceeding. Duke Energy Carolinas cannot predict the outcome of this matter.
NCDEQ State Enforcement Actions
In the first quarter of 2013, SELC sent notices of intent to sue Duke Energy Carolinas and Duke Energy Progress related to alleged CWA violations from coal ash basins at two of their coal-fired power plants in North Carolina. NCDEQ filed enforcement actions against Duke Energy Carolinas and Duke Energy Progress alleging violations of water discharge permits and North Carolina groundwater standards. The cases have been consolidated and are being heard before a single judge.
On August 16, 2013, NCDEQ filed an enforcement action against Duke Energy Carolinas and Duke Energy Progress related to their remaining plants in North Carolina, alleging violations of the CWA and violations of the North Carolina groundwater standards. Both of these cases have been assigned to the judge handling the enforcement actions discussed above. SELC is representing several environmental groups who have been permitted to intervene in these cases.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

On July 10, 2015, Duke Energy Carolinas and Duke Energy Progress filed two Motions for Partial Summary Judgment in the case on the basis that there is no longer either a genuine controversy or disputed material facts about the relief for seven of the 14 North Carolina plants with coal ash basins. On September 14, 2015, the court granted the Motions for Partial Summary Judgment pending court approval of the terms through an order. In November 2015, NCDEQ submitted a proposed order. On November 23, 2015, Duke Energy Carolinas, Duke Energy Progress and SELC filed separate objections to portions of the NCDEQ filing. Following a hearing held on February 12, 2016, Duke Energy Carolinas and Duke Energy Progress submitted a revised proposed order to comply with rulings made by the judge at the hearing. On April 4, 2016, the court issued an order granting Duke Energy Progress' motion for partial summary judgment for cases involving the H.F. Lee, Cape Fear and Weatherspoon plants, thus concluding the litigation for those plants. Duke Energy Carolinas and Duke Energy Progress have submitted a proposed order relating to the remaining plants for which summary judgment has been granted. A ruling related to the proposed order for the remaining plants is pending.
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
On April 11, 2016, the Roanoke River Basin Association served a Notice of Intent to Sue under the CWA, alleging unpermitted discharges to surface water and groundwater violations at the Mayo Plant. A federal citizen suit may be filed 60 days after service of the Notice of Intent to Sue.
It is not possible to predict whether Duke Energy Carolinas or Duke Energy Progress will incur any liability or to estimate the damages, if any, they might incur in connection with these matters.
Potential Groundwater Contamination Claims
Beginning in May 2015, a number of residents living in the vicinity of the North Carolina facilities with ash basins received letters from NCDEQ advising them not to drink water from the private wells on their land tested by NCDEQ as the samples were found to have certain substances at levels higher than the criteria set by the North Carolina Department of Health and Human Services (DHHS). The criteria, in some cases, are considerably more stringent than federal drinking water standards established to protect human health and welfare. The Coal Ash Act requires additional groundwater monitoring and assessments for each of the 14 coal-fired plants in North Carolina, including sampling of private water supply wells. The data gathered through these Comprehensive Site Assessments (CSAs) will be used by NCDEQ to determine whether the water quality of these private water supply wells has been adversely impacted by the ash basins. Duke Energy has submitted CSAs documenting the results of extensive groundwater monitoring around coal ash basins at all 14 of the plants with coal ash basins. Generally, the data gathered through the installation of new monitoring wells and soil and water samples across the state have been consistent with historical data provided to state regulators over many years. The DHHS and NCDEQ sent follow-up letters on October 15, 2015, to residents near coal ash basins who have had their wells tested, stating that private well samplings at a considerable distance from coal ash impoundments, as well as some municipal water supplies, contain similar levels of vanadium and hexavalent chromium which leads investigators to believe these constituents are naturally occurring. In March 2016, DHHS rescinded the advisories. It is not possible to estimate the maximum exposure of loss, if any, that may occur in connection with claims which might be made by these residents.
Asbestos-related Injuries and Damages Claims
Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement related to asbestos exposure. These claims relate to damages for bodily injuries alleged to have arisen from exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of March 31, 2016, there were 118 asserted claims for non-malignant cases with the cumulative relief sought of up to $30 million, and 68 asserted claims for malignant cases with the cumulative relief sought of up to $10 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Duke Energy Carolinas has recognized asbestos-related reserves of $527 million at March 31, 2016 and $536 million at December 31, 2015. These reserves are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Condensed Consolidated Balance Sheets. These reserves are based upon the minimum amount of the range of loss for current and future asbestos claims through 2033, are recorded on an undiscounted basis and incorporate anticipated inflation. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2033 related to such potential claims. It is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.
Duke Energy Carolinas has third-party insurance to cover certain losses related to asbestos-related injuries and damages above an aggregate self-insured retention. Duke Energy Carolinas’ cumulative payments began to exceed the self-insurance retention in 2008. Future payments up to the policy limit will be reimbursed by the third-party insurance carrier. The insurance policy limit for potential future insurance recoveries indemnification and medical cost claim payments is $847 million in excess of the self-insured retention. Receivables for insurance recoveries were $600 million at March 31, 2016 and $599 million at December 31, 2015. These amounts are classified in Other within Investments and Other Assets and Receivables on the Condensed Consolidated Balance Sheets. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Duke Energy Carolinas believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.
Duke Energy Florida
Class Action Lawsuit
On February 22, 2016, Newton, et al v. FP&L, was filed in the U.S. District Court for the Southern District of Florida on behalf of a putative class of Duke Energy Florida and FP&L’s customers in Florida. The suit alleges the State of Florida’s nuclear power plant cost recovery statutes (NCRS) are unconstitutional and pre-empted by federal law. Plaintiffs claim they are entitled to repayment of all money paid by customers of Duke Energy Florida and FP&L as a result of the NCRS, as well as an injunction against any future charges under those statutes. The constitutionality of the NCRS has been challenged unsuccessfully in a number of prior cases on alternative grounds. Duke Energy Florida's response to the complaint was due May 5, 2016. Duke Energy Florida cannot predict the outcome of this matter.
Westinghouse Contract Litigation
On March 28, 2014, Duke Energy Florida filed a lawsuit against Westinghouse in the U.S. District Court for the Western District of North Carolina. The lawsuit seeks recovery of $54 million in milestone payments in excess of work performed under the terminated Engineering, Procurement and Construction agreement (EPC) for Levy as well as a determination by the court of the amounts due to Westinghouse as a result of the termination of the EPC. Duke Energy Florida recognized an exit obligation as a result of the termination of the EPC contract.
On March 31, 2014, Westinghouse filed a lawsuit against Duke Energy Florida in U.S. District Court for the Western District of Pennsylvania. The Pennsylvania lawsuit alleged damages under the EPC in excess of $510 million for engineering and design work, costs to end supplier contracts and an alleged termination fee.
On June 9, 2014, the judge in the North Carolina case ruled that the litigation will proceed in the Western District of North Carolina. In November 2014, Westinghouse filed a Motion for Partial Judgment on the pleadings, which was denied on March 30, 2015. The trial date is set for October 17, 2016. It is not possible to predict the outcome of the litigation, whether Duke Energy Florida will ultimately have any liability for terminating the EPC contract or to estimate the damages, if any, it might incur in connection with these matters. Ultimate resolution of these matters could have a material effect on the results of operations, financial position or cash flows of Duke Energy Florida. However, appropriate regulatory recovery will be pursued for the retail portion of any costs incurred in connection with such resolution.
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
On October 21, 2015, the parties received preliminary court approval for a settlement agreement. A litigation settlement reserve was recorded for the full amount of $81 million and classified in Other within Current Liabilities on Duke Energy Ohio's Condensed Consolidated Balance Sheets as of March 31, 2016. The settlement was approved at a hearing held on April 19, 2016.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Other Litigation and Legal Proceedings
The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve significant amounts. The Duke Energy Registrants believe the final disposition of these proceedings will not have a material effect on their results of operations, cash flows or financial position.
The table below presents recorded reserves based on management’s best estimate of probable loss for legal matters, excluding asbestos related reserves and the exit obligation discussed above related to the termination of an EPC contract. Reserves are classified on the Condensed Consolidated Balance Sheets in Other within Deferred Credits and Other Liabilities and Accounts payable and Other within Current Liabilities. The reasonably possible range of loss in excess of recorded reserves is not material, other than as described above.

(in millions)	March 31, 2016	December 31, 2015
Reserves for Legal Matters
Duke Energy	$181	$166
Duke Energy Carolinas	11	11
Progress Energy	54	54
Duke Energy Progress	6	6
Duke Energy Florida	31	31
Duke Energy Ohio	80	80
OTHER COMMITMENTS AND CONTINGENCIES
General
As part of their normal business, the Duke Energy Registrants are party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. These guarantees involve elements of performance and credit risk, which are not fully recognized on the Condensed Consolidated Balance Sheets and have unlimited maximum potential payments. However, the Duke Energy Registrants do not believe these guarantees will have a material effect on their results of operations, cash flows or financial position.
In addition, the Duke Energy Registrants enter into various fixed-price, noncancelable commitments to purchase or sell power, take-or-pay arrangements, transportation, or throughput agreements and other contracts that may or may not be recognized on their respective Condensed Consolidated Balance Sheets. Some of these arrangements may be recognized at fair value on their respective Condensed Consolidated Balance Sheets if such contracts meet the definition of a derivative and the normal purchase/normal sale (NPNS) exception does not apply. In most cases, the Duke Energy Registrants’ purchase obligation contracts contain provisions for price adjustments, minimum purchase levels and other financial commitments.
6. DEBT AND CREDIT FACILITIES
SUMMARY OF SIGNIFICANT DEBT ISSUANCES
The following table summarizes significant debt issuances (in millions).

			Three Months Ended
			March 31, 2016
				Duke
	Maturity	Interest	Duke	Energy
Issuance Date	Date	Rate	Energy	Carolinas
First Mortgage Bonds
March 2016(a)	March 2023	2.500%	$500	$500
March 2016(a)	March 2046	3.875%	500	500
Total issuances			$1,000	$1,000

(a)	Proceeds will be used to fund capital expenditures for ongoing construction, capital maintenance and for general corporate purposes.
In April 2016, Duke Energy issued $350 million principal amount of senior unsecured notes with a fixed interest rate of 2.875% and maturity date of April 2023. Proceeds will be used to pay down outstanding commercial paper and for general corporate purposes.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

CURRENT MATURITIES OF LONG-TERM DEBT
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	March 31, 2016
Unsecured Debt
Duke Energy Indiana	June 2016	6.050%	$325
Duke Energy (Parent)	November 2016	2.150%	500
First Mortgage Bonds
Duke Energy Indiana	July 2016	0.937%	150
Duke Energy Carolinas	December 2016	1.750%	350
Duke Energy Progress	March 2017	0.836%	250
Tax-exempt Bonds
Duke Energy Carolinas	February 2017	3.600%	77
Duke Energy Ohio(a)	August 2027	1.266%	50
Other			373
Current maturities of long-term debt			$2,075

(a)	Represents Duke Energy Kentucky's bonds with a mandatory put in December 2016.
AVAILABLE CREDIT FACILITIES
Master Credit Facility
Duke Energy has a Master Credit Facility with a capacity of $7.5 billion through January 2020. The Duke Energy Registrants, excluding Progress Energy (Parent), have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Duke Energy Carolinas and Duke Energy Progress are also required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet obligations under plea agreements reached with the U.S. Department of Justice in 2015 related to violations at North Carolina facilities with ash basins. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	March 31, 2016
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Facility size(a)	$7,500	$3,475	$800	$1,000	$1,200	$425	$600
Reduction to backstop issuances
Commercial paper(b)	(2,980)	(1,816)	(300)	(205)	(480)	(29)	(150)
Outstanding letters of credit	(79)	(72)	(4)	(2)	(1)	—	—
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—
Available capacity	$3,825	$1,587	$211	$543	$719	$396	$369

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Condensed Consolidated Balance Sheets.

Piedmont Bridge Facility
In connection with the Merger Agreement with Piedmont, Duke Energy entered into a $4.9 billion Bridge Facility with Barclays. The Bridge Facility, if drawn upon, may be used (i) to fund the cash consideration for the transaction and (ii) to pay certain fees and expenses in connection with the transaction. In November 2015, Barclays syndicated its commitment under the Bridge Facility to a broader group of lenders. Duke Energy does not expect to draw upon the Bridge Facility. The amount of the Bridge Facility is reduced by any financings related to the Piedmont acquisition entered into by Duke Energy, and has accordingly been reduced to $4.2 billion as a result of the Equity Forwards described in Note 13, "Common Stock." Refer to Note 2 for additional information on the Piedmont acquisition.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Short-Term Loan Facility
On April 7, 2016, Duke Energy borrowed $500 million under a delayed-draw term loan facility (Term Loan) arranged on February 22, 2016. The Term Loan borrowing is due on or before August 19, 2016 and will bear interest at 30-day LIBOR plus 75 basis points. The Term Loan is pre-payable at par and the terms are generally consistent with those governing the Master Credit Facility.
7. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
The following table presents goodwill by reportable operating segment for Duke Energy.
Duke Energy

	Regulated	International	Commercial
(in millions)	Utilities	Energy	Portfolio	Total
Goodwill at December 31, 2015	$15,950	$271	$122	$16,343
Foreign exchange and other changes	—	6	—	6
Goodwill at March 31, 2016	$15,950	$277	$122	$16,349
Duke Energy Ohio
Duke Energy Ohio's Goodwill balance of $920 million is included in the Regulated Utilities operating segment and presented net of accumulated impairment charges of $216 million on the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015.
Progress Energy
Progress Energy's Goodwill is included in the Regulated Utilities operating segment and there are no accumulated impairment charges.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. RELATED PARTY TRANSACTIONS
The Subsidiary Registrants engage in related party transactions in accordance with applicable state and federal commission regulations. Refer to the Condensed Consolidated Balance Sheets of the Subsidiary Registrants for balances due to or due from related parties. Material amounts related to transactions with related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income are presented in the following table.

	Three Months Ended March 31,
(in millions)	2016	2015
Duke Energy Carolinas
Corporate governance and shared service expenses(a)	$217	$219
Indemnification coverages(b)	5	6
Joint Dispatch Agreement (JDA) revenue(c)	9	26
JDA expense(c)	41	57
Progress Energy
Corporate governance and shared service expenses(a)	$174	$167
Indemnification coverages(b)	9	10
JDA revenue(c)	41	57
JDA expense(c)	9	26
Duke Energy Progress
Corporate governance and shared service expenses(a)	$100	$101
Indemnification coverages(b)	4	4
JDA revenue(c)	41	57
JDA expense(c)	9	26
Duke Energy Florida
Corporate governance and shared service expenses(a)	$74	$66
Indemnification coverages(b)	5	6
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$85	$85
Indemnification coverages(b)	1	3
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$94	$89
Indemnification coverages(b)	2	2

(a)
The Subsidiary Registrants are charged their proportionate share of corporate governance and other shared services costs, primarily related to human resources and employee benefits, information technology, legal and accounting fees, as well as other third-party costs. These amounts are recorded in Operation, maintenance and other on the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

In addition to the amounts presented above, the Subsidiary Registrants record the impact on net income of other affiliate transactions, including rental of office space, participation in a money pool arrangement, other operational transactions and their proportionate share of certain charged expenses. See Note 6 to the Consolidated Financial Statements in the Annual Report on Form 10-K for more information regarding money pool. The net impact of these transactions was not material for the three months ended March 31, 2016 and 2015 for the Subsidiary Registrants.
As discussed in Note 12, certain trade receivables have been sold by Duke Energy Ohio and Duke Energy Indiana to CRC, an affiliate formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but also include a subordinated note from the affiliate for a portion of the purchase price.
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Intercompany Income Taxes
Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and jurisdictional returns. The Subsidiary Registrants have a tax sharing agreement with Duke Energy for the allocation of consolidated tax liabilities and benefits. Income taxes recorded represent amounts the Subsidiary Registrants would incur as separate C-Corporations. The following table includes the balance of intercompany income tax receivables and payables for the Subsidiary Registrants.

	Duke		Duke	Duke	Duke	Duke
	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Carolinas	Energy	Progress	Florida	Ohio	Indiana
March 31, 2016
Intercompany income tax receivable	$—	$170	$22	$16	$—	$—
Intercompany income tax payable	6	—	—	—	9	60

December 31, 2015
Intercompany income tax receivable	$122	$120	$104	$—	$54	$—
Intercompany income tax payable	—	—	—	96	—	47
9. DERIVATIVES AND HEDGING
The Duke Energy Registrants use commodity and interest rate contracts to manage commodity price risk and interest rate risk. The primary use of commodity derivatives is to hedge the generation portfolio against changes in the prices of electricity and natural gas. Interest rate swaps are used to manage interest rate risk associated with borrowings.
All derivative instruments not identified as NPNS are recorded at fair value as assets or liabilities on the Condensed Consolidated Balance Sheets. Cash collateral related to derivative instruments executed under master netting arrangements is offset against the collateralized derivatives on the Condensed Consolidated Balance Sheets. The cash impacts of settled derivatives are recorded as operating activities on the Condensed Consolidated Statements of Cash Flows.
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
Cash Flow Hedges
For a derivative designated as hedging the exposure to variable cash flows of a future transaction, referred to as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings once the future transaction affects earnings. Amounts for interest rate contracts are reclassified to earnings as interest expense over the term of the related debt. Gains and losses reclassified out of AOCI for the three months ended March 31, 2016, were not material. Duke Energy's interest rate derivatives designated as hedges include interest rate swaps used to hedge existing debt within the International Energy and Renewables' businesses.
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
During the three months ended March 31, 2016, Duke Energy entered into an additional $500 million of forward-starting interest rate swaps to manage interest rate exposure for the expected financing of the Piedmont acquisition, bringing the total outstanding to $1.4 billion. The swaps do not qualify for hedge accounting and are marked-to-market, with any gains or losses included within earnings. For the three months ended March 31, 2016, unrealized losses on the swaps of $93 million were included within Interest Expense on the Condensed Consolidated Statements of Operations. The swaps will be terminated in conjunction with the acquisition financing. See Note 2 for additional information related to the Piedmont acquisition.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table shows notional amounts for derivatives related to interest rate risk.

	March 31, 2016
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$700	$—	$—	$—	$—	$—
Undesignated contracts	2,327	400	500	250	250	27
Total notional amount	$3,027	$400	$500	$250	$250	$27

	December 31, 2015
		Duke		Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio
Cash flow hedges(a)	$700	$—	$—	$—	$—	$—
Undesignated contracts	1,827	400	500	250	250	27
Total notional amount	$2,527	$400	$500	$250	$250	$27

(a)	Duke Energy includes amounts related to consolidated Variable Interest Entities (VIEs) of $497 million at March 31, 2016 and December 31, 2015.
COMMODITY PRICE RISK
The Duke Energy Registrants are exposed to the impact of changes in the prices of electricity, coal and natural gas. Exposure to commodity price risk is influenced by a number of factors including the term of contracts, the liquidity of markets and delivery locations.
Regulated public utilities may have cost-based rate regulations and various other cost recovery mechanisms that result in a limited exposure to market volatility of commodity fuel prices. Financial derivative contracts, where approved by the respective state regulatory commissions, can be used to manage the risk of price volatility. At March 31, 2016, all of Duke Energy's open commodity derivative instruments were undesignated because they are accounted for under regulatory accounting. Mark-to-market gains or losses on contracts that use regulatory accounting are deferred as regulatory liabilities or regulatory assets, respectively. Undesignated contracts expire as late as 2048.
The Subsidiary Registrants utilize cost-tracking mechanisms, commonly referred to as fuel adjustment clauses. These clauses allow for the recovery of fuel and fuel-related costs, including settlements of undesignated derivatives for fuel commodities, and portions of purchased power costs through surcharges on customer rates. The difference between the costs incurred and the surcharge revenues is recorded as an adjustment to Fuel used in electric generation and purchased power – regulated or as Operating Revenues: Regulated electric on the Condensed Consolidated Statements of Operations, with an offsetting impact on regulatory assets or liabilities. Therefore, due to the regulatory accounting followed by the Subsidiary Registrants for undesignated derivatives, realized and unrealized gains and losses on undesignated commodity derivatives do not have an immediate impact on reported net income.
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

	March 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Electricity (gigawatt-hours)	183	—	—	—	—	144	39
Natural gas (millions of decatherms)	470	92	378	131	247	—	—

	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Electricity (gigawatt-hours)	70	—	—	—	—	34	36
Natural gas (millions of decatherms)	398	66	332	117	215	—	—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

LOCATION AND FAIR VALUE OF DERIVATIVE ASSETS AND LIABILITIES RECOGNIZED IN THE CONDENSED CONSOLIDATED BALANCE SHEETS
The following tables show the fair value and balance sheet location of derivative instruments. Although derivatives subject to master netting arrangements are netted on the Condensed Consolidated Balance Sheets, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

Derivative Assets	March 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current	$4	$1	$1	$—	$—	$—	$2
Noncurrent	7	3	4	2	2	—	—
Total Derivative Assets – Commodity Contracts	$11	$4	$5	$2	$2	$—	$2
Interest Rate Contracts
Not Designated as Hedging Instruments
Current	$3	$—	$3	$—	$3	$—	$—
Noncurrent	19	9	9	3	6	—	—
Total Derivative Assets – Interest Rate Contracts	$22	$9	$12	$3	$9	$—	$—
Total Derivative Assets	$33	$13	$17	$5	$11	$—	$2

Derivative Liabilities	March 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current	$270	$37	$232	$78	$154	$—	$—
Noncurrent	71	5	66	9	52	—	—
Total Derivative Liabilities – Commodity Contracts	$341	$42	$298	$87	$206	$—	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$12	$—	$—	$—	$—	$—	$—
Noncurrent	45	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current(a)	94	—	—	—	—	1	—
Noncurrent	45	39	—	—	—	6	—
Total Derivative Liabilities – Interest Rate Contracts	$196	$39	$—	$—	$—	$7	$—
Total Derivative Liabilities	$537	$81	$298	$87	$206	$7	$—

(a)	Duke Energy amount includes $93 million of forward-starting interest rate swaps related to the Piedmont acquisition.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Derivative Assets	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current	$12	$—	$1	$—	$1	$3	$7
Noncurrent	4	—	4	—	4	—	—
Total Derivative Assets – Commodity Contracts	$16	$—	$5	$—	$5	$3	$7
Interest Rate Contracts
Designated as Hedging Instruments
Noncurrent	$4	$—	$—	$—	$—	$—	$—
Not Designated as Hedging Instruments
Current	6	—	6	2	2	—	—
Total Derivative Assets – Interest Rate Contracts	$10	$—	$6	$2	$2	$—	$—
Total Derivative Assets	$26	$—	$11	$2	$7	$3	$7

Derivative Liabilities	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Commodity Contracts
Not Designated as Hedging Instruments
Current	$256	$32	$222	$77	$145	$—	$—
Noncurrent	100	8	92	16	71	—	—
Total Derivative Liabilities – Commodity Contracts	$356	$40	$314	$93	$216	$—	$—
Interest Rate Contracts
Designated as Hedging Instruments
Current	$11	$—	$—	$—	$—	$—	$—
Noncurrent	33	—	—	—	—	—	—
Not Designated as Hedging Instruments
Current	4	—	3	—	—	1	—
Noncurrent	15	5	5	5	—	6	—
Total Derivative Liabilities – Interest Rate Contracts	$63	$5	$8	$5	$—	$7	$—
Total Derivative Liabilities	$419	$45	$322	$98	$216	$7	$—
OFFSETTING ASSETS AND LIABILITIES
The following tables present the line items on the Condensed Consolidated Balance Sheets where derivatives are reported. Substantially all of Duke Energy's outstanding derivative contracts are subject to enforceable master netting arrangements. The Gross amounts offset in the tables below show the effect of these netting arrangements on financial position, and include collateral posted to offset the net position. The amounts shown are calculated by counterparty. Accounts receivable or accounts payable may also be available to offset exposures in the event of bankruptcy. These amounts are not included in the tables below.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Derivative Assets	March 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$7	$1	$4	$—	$3	$—	$2
Gross amounts offset	(1)	(1)	(1)	—	—	—	—
Net amounts presented in Current Assets: Other	$6	$—	$3	$—	$3	$—	$2
Noncurrent
Gross amounts recognized	$26	$12	$13	$5	$8	$—	$—
Gross amounts offset	(15)	(12)	(3)	(2)	(1)	—	—
Net amounts presented in Investments and Other Assets: Other	$11	$—	$10	$3	$7	$—	$—

Derivative Liabilities	March 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$376	$37	$232	$78	$154	$1	$—
Gross amounts offset	(16)	(1)	(15)	—	(15)	—	—
Net amounts presented in Current Liabilities: Other	$360	$36	$217	$78	$139	$1	$—
Noncurrent
Gross amounts recognized	$161	$44	$66	$9	$52	$6	$—
Gross amounts offset	(23)	(12)	(11)	(2)	(9)	—	—
Net amounts presented in Deferred Credits and Other Liabilities: Other	$138	$32	$55	$7	$43	$6	$—

Derivative Assets	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$18	$—	$7	$2	$3	$3	$7
Gross amounts offset	(3)	—	(2)	—	(2)	—	—
Net amounts presented in Current Assets: Other	$15	$—	$5	$2	$1	$3	$7
Noncurrent
Gross amounts recognized	$8	$—	$4	$—	$4	$—	$—
Gross amounts offset	(4)	—	(4)	—	(4)	—	—
Net amounts presented in Investments and Other Assets: Other	$4	$—	$—	$—	$—	$—	$—

Derivative Liabilities	December 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Current
Gross amounts recognized	$271	$32	$225	$77	$145	$1	$—
Gross amounts offset	(22)	—	(21)	(1)	(20)	—	—
Net amounts presented in Current Liabilities: Other	$249	$32	$204	$76	$125	$1	$—
Noncurrent
Gross amounts recognized	$148	$13	$97	$21	$71	$6	$—
Gross amounts offset	(16)	—	(15)	—	(15)	—	—
Net amounts presented in Deferred Credits and Other Liabilities: Other	$132	$13	$82	$21	$56	$6	$—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

OBJECTIVE CREDIT CONTINGENT FEATURES
Certain derivative contracts contain objective credit contingent features. These features include the requirement to post cash collateral or letters of credit if specific events occur, such as a credit rating downgrade below investment grade. The following tables show information with respect to derivative contracts that are in a net liability position and contain objective credit-risk-related payment provisions. Amounts for Duke Energy Ohio and Duke Energy Indiana were not material.

	March 31, 2016
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$453	$81	$279	$83	$196
Fair value of collateral already posted	23	—	23	—	23
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	430	81	256	83	173

	December 31, 2015
		Duke		Duke	Duke
	Duke	Energy	Progress	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida
Aggregate fair value of derivatives in a net liability position	$334	$45	$290	$93	$194
Fair value of collateral already posted	30	—	30	—	30
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	304	45	260	93	164
The Duke Energy Registrants have elected to offset cash collateral and fair values of derivatives. For amounts to be netted, the derivative must be executed with the same counterparty under the same master netting arrangement. Amounts disclosed below represent the receivables related to the right to reclaim cash collateral under master netting arrangements. All receivables presented below were offset against net derivative positions on the Condensed Consolidated Balance Sheets.

	March 31, 2016	December 31, 2015
(in millions)	Receivables	Receivables
Duke Energy	$23	$30
Progress Energy	23	30
Duke Energy Florida	23	30
10. INVESTMENTS IN DEBT AND EQUITY SECURITIES
AVAILABLE-FOR-SALE SECURITIES
The Duke Energy Registrants classify their investments in debt and equity securities as available-for-sale.
Duke Energy’s available-for-sale securities are primarily comprised of investments held in (i) the nuclear decommissioning fund (NDTF) at Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, (ii) grantor trusts at Duke Energy Progress, Duke Energy Florida and Duke Energy Indiana related to OPEB plans, and (iii) Duke Energy’s captive insurance investment portfolio.
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
Investments within the Investment Trusts generally qualify for regulatory accounting, and accordingly realized and unrealized gains and losses are deferred as a regulatory asset or liability. Certain investments held in Duke Energy Florida's NDTF were acquired in a settlement with Florida Municipal Joint Owners (FMJO) and do not qualify for regulatory accounting. Unrealized gains and losses on these assets are included in other comprehensive income until realized, unless it is determined the carrying value of an investment is other-than-temporarily impaired, and realized gains and losses are included within Other income and expense, net on the Condensed Consolidated Statements of Operations. The value of these assets has not materially changed since the assets were acquired from FMJO. As a result, there is no material impact on earnings of the Duke Energy Registrants.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

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
If the entity does not have an intent to sell a debt security and it is not more likely than not management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined a credit loss exists. In determining whether a credit loss exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than the amortized cost basis, (ii) changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, (iii) consideration of underlying collateral and guarantees of amounts by government entities, (iv) ability of the issuer of the security to make scheduled interest or principal payments, and (v) any changes to the rating of the security by rating agencies. If a credit loss exists, the amount of impairment write-down to fair value is split between credit loss and other factors. The amount related to credit loss is recognized in earnings. The amount related to other factors is recognized in other comprehensive income. There were no credit losses as of March 31, 2016 and December 31, 2015.
DUKE ENERGY
The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$201	$—	$—	$179
Equity securities	1,823	64	3,592	1,823	58	3,590
Corporate debt securities	16	3	454	7	8	432
Municipal bonds	6	—	211	5	1	185
U.S. government bonds	33	—	1,288	11	5	1,254
Other debt securities	1	4	148	—	4	177
Total NDTF	$1,879	$71	$5,894	$1,846	$76	$5,817
Other Investments
Cash and cash equivalents	$—	$—	$29	$—	$—	$29
Equity securities	33	1	97	32	1	95
Corporate debt securities	1	2	91	1	3	92
Municipal bonds	3	1	76	3	1	74
U.S. government bonds	2	—	56	—	—	45
Other debt securities	—	2	55	—	2	62
Total Other Investments(a)	$39	$6	$404	$36	$7	$397
Total Investments	$1,918	$77	$6,298	$1,882	$83	$6,214
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts are considered other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2016
Due in one year or less	$136
Due after one through five years	769
Due after five through 10 years	559
Due after 10 years	915
Total	$2,379
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Realized gains	$54	$102
Realized losses	50	14
DUKE ENERGY CAROLINAS
The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$50	$—	$—	$34
Equity securities	1,022	31	2,088	1,021	27	2,094
Corporate debt securities	8	2	257	3	5	292
Municipal bonds	1	—	53	1	—	33
U.S. government bonds	12	—	502	3	3	438
Other debt securities	1	4	138	—	4	147
Total NDTF	$1,044	$37	$3,088	$1,028	$39	$3,038
Other Investments
Other debt securities	$—	$1	$3	$—	$1	$3
Total Other Investments(a)	$—	$1	$3	$—	$1	$3
Total Investments	$1,044	$38	$3,091	$1,028	$40	$3,041

(a)	These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2016
Due in one year or less	$14
Due after one through five years	195
Due after five through 10 years	224
Due after 10 years	520
Total	$953

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Realized gains	$34	$90
Realized losses	37	12
PROGRESS ENERGY
The following table presents the estimated fair value investments in available-for-sale securities.

	March 31, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$151	$—	$—	$145
Equity securities	801	33	1,504	802	31	1,496
Corporate debt securities	8	1	197	4	3	140
Municipal bonds	5	—	158	4	1	152
U.S. government bonds	21	—	786	8	2	816
Other debt securities	—	—	10	—	—	30
Total NDTF	$835	$34	$2,806	$818	$37	$2,779
Other Investments
Cash and cash equivalents	$—	$—	$17	$—	$—	$18
Municipal bonds	3	—	46	3	—	45
Total Other Investments(a)	$3	$—	$63	$3	$—	$63
Total Investments	$838	$34	$2,869	$821	$37	$2,842
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2016
Due in one year or less	$101
Due after one through five years	486
Due after five through 10 years	264
Due after 10 years	346
Total	$1,197
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Realized gains	$19	$12
Realized losses	13	1

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY PROGRESS
The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$100	$—	$—	$110
Equity securities	595	27	1,184	596	25	1,178
Corporate debt securities	6	1	145	3	2	96
Municipal bonds	5	—	158	4	1	150
U.S. government bonds	15	—	479	6	2	486
Other debt securities	—	—	6	—	—	18
Total NDTF	$621	$28	$2,072	$609	$30	$2,038
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$1
Total Other Investments(a)	$—	$—	$1	$—	$—	$1
Total Investments	$621	$28	$2,073	$609	$30	$2,039
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2016
Due in one year or less	$37
Due after one through five years	282
Due after five through 10 years	219
Due after 10 years	250
Total	$788
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Realized gains	$15	$9
Realized losses	11	1

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY FLORIDA
The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
NDTF
Cash and cash equivalents	$—	$—	$51	$—	$—	$35
Equity securities	206	6	320	206	6	318
Corporate debt securities	2	—	52	1	1	44
Municipal bonds	—	—	—	—	—	2
U.S. government bonds	6	—	307	2	—	330
Other debt securities	—	—	4	—	—	12
Total NDTF (c)	$214	$6	$734	$209	$7	$741
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$6
Municipal bonds	3	—	46	3	—	45
Total Other Investments(a)	$3	$—	$47	$3	$—	$51
Total Investments	$217	$6	$781	$212	$7	$792
(a)    These amounts are recorded in Other with Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.

(c)
The decrease in estimated fair value of the NDTF as of March 31, 2016, is primarily due to reimbursements from the NDTF for Duke Energy Florida's cost related to ongoing decommissioning activity of the Crystal River Unit 3 Nuclear Plant.

The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2016
Due in one year or less	$64
Due after one through five years	204
Due after five through 10 years	45
Due after 10 years	96
Total	$409
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were as follows.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Realized gains	$4	$3
Realized losses	2	—

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY INDIANA
The following table presents the estimated fair value of investments in available-for-sale securities.

	March 31, 2016			December 31, 2015
	Gross	Gross		Gross	Gross
	Unrealized	Unrealized	Estimated	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair	Holding	Holding	Fair
(in millions)	Gains	Losses(b)	Value	Gains	Losses(b)	Value
Other Investments
Cash and cash equivalents	$—	$—	$1	$—	$—	$2
Equity securities	27	—	72	27	—	71
Corporate debt securities	—	—	2	—	—	2
Municipal bonds	—	1	27	—	1	26
Total Other Investments(a)	$27	$1	$102	$27	$1	$101
Total Investments	$27	$1	$102	$27	$1	$101
(a)    These amounts are recorded in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

(b)	Substantially all these amounts represent other-than-temporary impairments on investments within Investment Trusts that have been recognized immediately as a regulatory asset.
The table below summarizes the maturity date for debt securities.

(in millions)	March 31, 2016
Due in one year or less	$2
Due after one through five years	14
Due after five through 10 years	9
Due after 10 years	4
Total	$29
Realized gains and losses, which were determined on a specific identification basis, from sales of available-for-sale securities were insignificant for the three months ended March 31, 2016 and 2015.
11. FAIR VALUE MEASUREMENTS
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

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Transfers between levels represent assets or liabilities that were previously (i) categorized at a higher level for which the inputs to the estimate became less observable or (ii) classified at a lower level for which the inputs became more observable during the period. The Duke Energy Registrant’s policy is to recognize transfers between levels of the fair value hierarchy at the end of the period. There were no transfers between levels during the three months ended March 31, 2016 and 2015.
Valuation methods of the primary fair value measurements disclosed below are as follows.
Investments in equity securities
The majority of investments in equity securities are valued using Level 1 measurements. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as Nasdaq Composite (NASDAQ) and New York Stock Exchange (NYSE). Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. There was no after-hours market activity that was required to be reflected in the reported fair value measurements.
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
Commodity derivatives
Commodity derivatives with clearinghouses are classified as Level 1. Other commodity derivatives are primarily valued using internally developed discounted cash flow models which incorporate forward price, adjustments for liquidity (bid-ask spread) and credit or non-performance risk (after reflecting credit enhancements such as collateral), and are discounted to present value. Pricing inputs are derived from published exchange transaction prices and other observable data sources. In the absence of an active market, the last available price may be used. If forward price curves are not observable for the full term of the contract and the unobservable period had more than an insignificant impact on the valuation, the commodity derivative is classified as Level 3. In isolation, increases (decreases) in natural gas forward prices result in favorable (unfavorable) fair value adjustments for natural gas purchase contracts; and increases (decreases) in electricity forward prices result in unfavorable (favorable) fair value adjustments for electricity sales contracts. Duke Energy regularly evaluates and validates pricing inputs used to estimate the fair value of natural gas commodity contracts by a market participant price verification procedure. This procedure provides a comparison of internal forward commodity curves to market participant generated curves.
Interest rate derivatives
Most over-the-counter interest rate contract derivatives are valued using financial models which utilize observable inputs for similar instruments and are classified as Level 2. Inputs include forward interest rate curves, notional amounts, interest rates and credit quality of the counterparties.
DUKE ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
Nuclear decommissioning trust fund equity securities	$3,592	$3,426	$1	$—	$165
Nuclear decommissioning trust fund debt securities	2,302	935	1,367	—
Other available-for-sale equity securities	97	97	—	—	—
Other available-for-sale debt securities	307	85	218	4
Derivative assets	33	—	31	2
Total assets	6,331	4,543	1,617	6	165
Derivative liabilities	(537)	(6)	(531)	—
Net assets	$5,794	$4,537	$1,086	$6	$165

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

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

	Three Months Ended March 31, 2016
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$5	$10	$15
Purchases, sales, issuances and settlements:
Sales	(1)	—	(1)
Settlements	—	(7)	(7)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	(1)	(1)
Balance at end of period	$4	$2	$6

	Three Months Ended March 31, 2015
(in millions)	Investments	Derivatives (net)	Total
Balance at beginning of period	$5	$(1)	$4
Total pretax realized or unrealized gains included in earnings	—	24	24
Purchases, sales, issuances and settlements:
Settlements	—	(10)	(10)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	1	1
Balance at end of period	$5	$14	$19

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY CAROLINAS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
Nuclear decommissioning trust fund equity securities	$2,088	$1,922	$1	$—	$165
Nuclear decommissioning trust fund debt securities	1,000	264	736	—
Other available-for-sale debt securities	3	—	—	3
Derivative assets	13	—	13	—
Total assets	3,104	2,186	750	3	165
Derivative liabilities	(81)	—	(81)	—
Net assets	$3,023	$2,186	$669	$3	$165

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3	Not categorized
Nuclear decommissioning trust fund equity securities	$2,094	$1,922	$—	$—	$172
Nuclear decommissioning trust fund debt securities	944	246	698	—
Other available-for-sale debt securities	3	—	—	3
Total assets	3,041	2,168	698	3	172
Derivative liabilities	(45)	—	(45)	—
Net assets	$2,996	$2,168	$653	$3	$172
There was no change to the Level 3 balance during the three months ended March 31, 2016 and March 31, 2015.

PROGRESS ENERGY
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,504	$1,504	$—
Nuclear decommissioning trust fund debt securities	1,302	671	631
Other available-for-sale debt securities	63	17	46
Derivative assets	17	—	17
Total assets	2,886	2,192	694
Derivative liabilities	(298)	—	(298)
Net assets	$2,588	$2,192	$396

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,496	$1,496	$—
Nuclear decommissioning trust fund debt securities	1,283	426	857
Other available-for-sale debt securities	63	18	45
Derivative assets	11	—	11
Total assets	2,853	1,940	913
Derivative liabilities	(322)	—	(322)
Net assets	$2,531	$1,940	$591

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY PROGRESS
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,184	$1,184	$—
Nuclear decommissioning trust fund debt securities and other	888	389	499
Other available-for-sale debt securities and other	1	1	—
Derivative assets	5	—	5
Total assets	2,078	1,574	504
Derivative liabilities	(87)	—	(87)
Net assets	$1,991	$1,574	$417

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$1,178	$1,178	$—
Nuclear decommissioning trust fund debt securities and other	860	141	719
Other available-for-sale debt securities and other	1	1	—
Derivative assets	2	—	2
Total assets	2,041	1,320	721
Derivative liabilities	(98)	—	(98)
Net assets	$1,943	$1,320	$623
DUKE ENERGY FLORIDA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$320	$320	$—
Nuclear decommissioning trust fund debt securities and other	414	282	132
Other available-for-sale debt securities and other	47	1	46
Derivative assets	11	—	11
Total assets	792	603	189
Derivative liabilities	(206)	—	(206)
Net assets (liabilities)	$586	$603	$(17)

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2
Nuclear decommissioning trust fund equity securities	$318	$318	$—
Nuclear decommissioning trust fund debt securities and other	423	285	138
Other available-for-sale debt securities and other	51	6	45
Derivative assets	7	—	7
Total assets	799	609	190
Derivative liabilities	(216)	—	(216)
Net assets (liabilities)	$583	$609	$(26)

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

DUKE ENERGY OHIO
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which are disclosed in Note 9.

	March 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative liabilities	$(7)	$—	$(7)	$—
Net liabilities	$(7)	$—	$(7)	$—

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Derivative assets	$3	$—	$—	$3
Derivative liabilities	(7)	—	(7)	—
Net (liabilities) assets	$(4)	$—	$(7)	$3
The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2016	2015
Balance at beginning of period	$3	$(18)
Total pretax realized or unrealized gains included in earnings	—	25
Purchases, sales, issuances and settlements:
Settlements	(2)	—
Total losses included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	(1)	—
Balance at end of period	$—	$7
DUKE ENERGY INDIANA
The following tables provide recorded balances for assets and liabilities measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral, which is disclosed in Note 9. See Note 10 for additional information related to investments by major security type.

	March 31, 2016
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Other available-for-sale equity securities	$72	$72	$—	$—
Other available-for-sale debt securities and other	30	1	29	—
Derivative assets	2	—	—	2
Net assets	$104	$73	$29	$2

	December 31, 2015
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Other available-for-sale equity securities	$71	$71	$—	$—
Other available-for-sale debt securities and other	30	2	28	—
Derivative assets	7	—	—	7
Net assets	$108	$73	$28	$7

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value using Level 3 measurements.

	Derivatives (net)
	Three Months Ended March 31,
(in millions)	2016	2015
Balance at beginning of period	$7	$14
Total pretax realized or unrealized losses included in earnings	—	(3)
Purchases, sales, issuances and settlements:
Settlements	(5)	(9)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory assets or liabilities	—	1
Balance at end of period	$2	$3
QUANTITATIVE INFORMATION ABOUT UNOBSERVABLE INPUTS
The following table includes quantitative information about the Duke Energy Registrants' derivatives classified as Level 3. As of March 31, 2016 and December 31, 2015 all Level 3 derivatives were financial transmission rights (FTRs).

	March 31, 2016
	Fair Value of FTRs
	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy	$2	RTO auction pricing	FTR price – per Megawatt-Hour (MWh)	$(1.67)	-	$5.29
Duke Energy Indiana	2	RTO auction pricing	FTR price – per MWh	(1.67)	-	5.29

	December 31, 2015
	Fair Value of FTRs
	(in millions)	Valuation Technique	Unobservable Input	Range
Duke Energy	$10	RTO auction pricing	FTR price – per MWh	$(0.74)	-	$7.29
Duke Energy Ohio	3	RTO auction pricing	FTR price – per MWh	0.67	-	2.53
Duke Energy Indiana	7	RTO auction pricing	FTR price – per MWh	(0.74)	-	7.29
OTHER FAIR VALUE DISCLOSURES
The fair value and book value of long-term debt, including current maturities, is summarized in the following table. Estimates determined are not necessarily indicative of amounts that could have been settled in current markets. Fair value of long-term debt uses Level 2 measurements.

	March 31, 2016		December 31, 2015
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy	$40,307	$44,785	$39,569	$42,537
Duke Energy Carolinas	9,360	10,567	8,367	9,156
Progress Energy	14,210	16,245	14,464	15,856
Duke Energy Progress	6,565	7,134	6,518	6,757
Duke Energy Florida	4,265	5,109	4,266	4,908
Duke Energy Ohio	1,642	1,836	1,598	1,724
Duke Energy Indiana	3,768	4,362	3,768	4,219
At both March 31, 2016 and December 31, 2015, fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper, and non-recourse notes payable of VIEs are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.
12. VARIABLE INTEREST ENTITIES
A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. The analysis to determine whether an entity is a VIE considers contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity and the relationship of voting power to the amount of equity invested in an entity. This analysis is performed either upon the creation of a legal entity or upon the occurrence of an event requiring reevaluation, such as a significant change in an entity’s assets or activities. A qualitative analysis of control determines the party that consolidates a VIE. This assessment is based on (i) what party has the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) what party has rights to receive benefits or is obligated to absorb losses that could potentially be significant to the VIE. The analysis of the party that consolidates a VIE is a continual reassessment.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

No financial support was provided to any of the consolidated VIEs during the three months ended March 31, 2016 and the year ended December 31, 2015, or is expected to be provided in the future, that was not previously contractually required.
CONSOLIDATED VIEs
The following tables summarize the impact of VIEs consolidated by Duke Energy and the Subsidiary Registrants on the Condensed Consolidated Balance Sheets.

	March 31, 2016
	Duke Energy
	Duke	Duke	Duke
	Energy	Energy	Energy
	Carolinas	Progress(c)	Florida(c)
(in millions)	DERF	DEPR	DEFR	CRC	Renewables	Other	Total
ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—	$—	$—	$—	$2	$2
Restricted receivables of variable interest entities (net of allowance for doubtful accounts)	615	372	256	437	20	14	1,714
Other	—	—	—	—	149	2	151
Investments and Other Assets
Other	—	—	—	—	58	—	58
Property, Plant and Equipment
Property, plant and equipment, cost(a)	—	—	—	—	2,027	20	2,047
Accumulated depreciation and amortization	—	—	—	—	(340)	(6)	(346)
Total assets	$615	$372	$256	$437	$1,914	$32	$3,626
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$—	$—	$—	$—	$23	$—	$23
Taxes accrued	—	—	—	—	4	—	4
Current maturities of long-term debt	—	—	—	—	82	12	94
Other	—	—	—	—	22	—	22
Long-Term Debt(b)	425	300	225	325	995	—	2,270
Deferred Credits and Other Liabilities
Deferred income taxes	—	—	—	—	240	—	240
Asset retirement obligations	—	—	—	—	37	—	37
Other	—	—	—	—	42	—	42
Total liabilities	$425	$300	$225	$325	$1,445	$12	$2,732
Net assets of consolidated variable interest entities	$190	$72	$31	$112	$469	$20	$894

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	December 31, 2015
	Duke Energy
	Duke	Duke	Duke
	Energy	Energy	Energy
	Carolinas	Progress(c)	Florida(c)
(in millions)	DERF	DEPR	DEFR	CRC	Renewables	Other	Total
ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—	$—	$—	$—	$2	$2
Restricted receivables of variable interest entities (net of allowance for doubtful accounts)	596	349	309	454	19	21	1,748
Other	—	—	—	—	138	4	142
Investments and Other Assets
Other	—	—	—	—	70	—	70
Property, Plant and Equipment
Property, plant and equipment, cost(a)	—	—	—	—	2,015	20	2,035
Accumulated depreciation and amortization	—	—	—	—	(321)	(6)	(327)
Total assets	$596	$349	$309	$454	$1,921	$41	$3,670
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$—	$—	$—	$—	$35	$—	$35
Taxes accrued	5	3	—	—	5	1	14
Current maturities of long-term debt	—	—	—	—	108	17	125
Other	—	—	—	—	15	2	17
Long-Term Debt(b)	425	254	225	325	968	—	2,197
Deferred Credits and Other Liabilities
Deferred income taxes	—	—	—	—	289	—	289
Asset retirement obligations	—	—	—	—	35	—	35
Other	—	—	—	—	33	—	33
Total liabilities	$430	$257	$225	$325	$1,488	$20	$2,745
Net assets of consolidated variable interest entities	$166	$92	$84	$129	$433	$21	$925
(a)    Restricted as collateral for nonrecourse debt of VIEs.
(b)    Nonrecourse to the general assets of the applicable registrant.

(c)	The amount for Progress Energy is equal to the total amount for Duke Energy Progress and Duke Energy Florida.
The obligations of these VIEs are nonrecourse to Duke Energy, Duke Energy Carolinas, Progress Energy, Duke Energy Progress and Duke Energy Florida. These entities have no requirement to provide liquidity to, purchase assets of or guarantee performance of these VIEs unless noted in the following paragraphs.
DERF / DEPR / DEFR
Duke Energy Receivables Finance Company, LLC (DERF), Duke Energy Progress Receivables, LLC (DEPR) and Duke Energy Florida Receivables, LLC (DEFR) are bankruptcy remote, special purpose subsidiaries of Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida, respectively. On a daily basis, DERF, DEPR and DEFR buy certain accounts receivable arising from the sale of electricity and related services from their parent companies. DERF, DEPR and DEFR are wholly owned limited liability companies with separate legal existence from their parent companies, and their assets are not generally available to creditors of their parent companies.
DERF, DEPR and DEFR borrow amounts under credit facilities to buy the receivables from their parents companies. Borrowing availability is limited to the amount of qualified receivables sold, which is generally expected to be in excess of the credit facilities. The credit facilities are reflected on the Condensed Consolidated Balance Sheets as Long-Term Debt. The secured credit facilities were not structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets.
The most significant activity that impacts the economic performance of DERF, DEPR and DEFR are the decisions made to manage delinquent receivables. Duke Energy Carolinas, Duke Energy Progress and Duke Energy Florida consolidate DERF, DEPR and DEFR, respectively, as they make those decisions.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table summarizes the amounts and expiration dates of the credit facilities reflected on the Condensed Consolidated Balance Sheets as Long-Term Debt.

	DERF	DEPR	DEFR
Credit facility amount (in millions)	$425	$300	$225
Expiration date	December 2018	February 2019	April 2019
CRC
CRC is a bankruptcy remote, special purpose entity indirectly owned by Duke Energy. On a revolving basis, Duke Energy Ohio and Duke Energy Indiana sell to CRC certain accounts receivable arising from the sale of electricity and related services. The receivables sold are securitized by CRC through a credit facility managed by two unrelated third parties. Borrowing availability from the credit facility is limited to the amount of qualified receivables sold to CRC. The sole source of funds to satisfy the related debt obligation is cash collections from the receivables. The credit facility expires in December 2018 and is reflected on Duke Energy's Condensed Consolidated Balance Sheets as Long-Term Debt.
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
CRC is considered a VIE because (i) equity capitalization is insufficient to support its operations, (ii) power to direct the activities that most significantly impact the economic performance of the entity are not performed by the equity holder, Cinergy, and (iii) deficiencies in net worth of CRC are not funded by Cinergy, but by Duke Energy. The most significant activities that impact the economic performance of CRC are decisions made to manage delinquent receivables. Duke Energy consolidates CRC as it makes these decisions. Neither Duke Energy Ohio nor Duke Energy Indiana consolidate CRC.
Renewables
Certain Duke Energy renewable energy facilities are VIEs due to long-term fixed-price power purchase agreements. These fixed-price agreements effectively transfer commodity price risk to the buyer of the power. Certain other Duke Energy renewable energy facilities are VIEs due to Duke Energy issuing guarantees for debt service and operations and maintenance reserves in support of debt financings. For certain VIEs, assets are restricted and cannot be pledged as collateral or sold to third parties without prior approval of debt holders. The activities that most significantly impact the economic performance of these renewable energy facilities were decisions associated with siting, negotiating purchase power agreements, engineering, procurement and construction, and decisions associated with ongoing operations and maintenance-related activities. Duke Energy consolidates the entities as it makes all of these decisions.
NON-CONSOLIDATED VIEs
The following tables include VIEs not consolidated and how these entities impact the Condensed Consolidated Balance Sheets.

	March 31, 2016
	Duke Energy			Duke	Duke
				Energy	Energy
(in millions)	Renewables	Other	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$39	$50
Investments in equity method unconsolidated affiliates	227	186	413	—	—
Total assets	$227	$186	$413	$39	$50
Other current liabilities	—	2	2	—	—
Deferred credits and other liabilities	—	14	14	—	—
Total liabilities	$—	$16	$16	$—	$—
Net assets	$227	$170	$397	$39	$50

	December 31, 2015
	Duke Energy			Duke	Duke
				Energy	Energy
(in millions)	Renewables	Other	Total	Ohio	Indiana
Receivables from affiliated companies	$—	$—	$—	$47	$60
Investments in equity method unconsolidated affiliates	235	152	387	—	—
Total assets	$235	$152	$387	$47	$60
Other current liabilities	—	3	3	—	—
Deferred credits and other liabilities	—	14	14	—	—
Total liabilities	$—	$17	$17	$—	$—
Net assets	$235	$135	$370	$47	$60

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above except for the power purchase agreement with OVEC, which is discussed below, and various guarantees, reflected in the table above as Deferred credits and other liabilities. For more information on various guarantees, refer to Note 5, "Commitments and Contingencies."
Renewables
Duke Energy has investments in various renewable energy project entities. Some of these entities are VIEs due to long-term fixed-price power purchase agreements. These fixed-price agreements effectively transfer commodity price risk to the buyer of the power. Duke Energy does not consolidate these VIEs because power to direct and control key activities is shared jointly by Duke Energy and other owners.
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
Duke Energy has a 40 percent equity interest and a 7.5 percent equity interest in ACP and Sabal Trail Transmission, LLC (Sabal Trail), respectively. These entities are considered VIEs as their equity is not sufficient to permit the entities to finance their activities without additional subordinated financial support. The activity that most significantly impacts the economic performance of both ACP and Sabal Trail is construction. Duke Energy does not control these activities and therefore does not consolidate ACP or Sabal Trail.
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
Amounts included in Receivables from affiliated companies in the above table for Duke Energy Ohio and Duke Energy Indiana reflect their retained interest in receivables sold to CRC. These subordinated notes held by Duke Energy Ohio and Duke Energy Indiana are stated at fair value. Carrying values of retained interests are determined by allocating carrying value of the receivables between assets sold and interests retained based on relative fair value. The allocated bases of the subordinated notes are not materially different than their face value because (i) the receivables generally turn over in less than two months, (ii) credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and (iii) the equity in CRC is subordinate to all retained interests and thus would absorb losses first. The hypothetical effect on fair value of the retained interests assuming both a 10 percent and a 20 percent unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio and Duke Energy Indiana on the retained interests using the acceptable yield method. This method generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.
Key assumptions used in estimating fair value are detailed in the following table.

	Duke Energy Ohio		Duke Energy Indiana
	2016	2015	2016	2015
Anticipated credit loss ratio	0.6%	0.6%	0.3%	0.3%
Discount rate	1.4%	1.2%	1.4%	1.2%
Receivable turnover rate	13.2%	12.9%	10.6%	10.6%
The following table shows the gross and net receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Receivables sold	$225	$233	$253	$260
Less: Retained interests	39	47	50	60
Net receivables sold	$186	$186	$203	$200

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table shows sales and cash flows related to receivables sold.

	Duke Energy Ohio		Duke Energy Indiana
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2016	2015	2016	2015
Sales
Receivables sold	$532	$644	$635	$716
Loss recognized on sale	3	3	3	3
Cash flows
Cash proceeds from receivables sold	537	640	643	722
Return received on retained interests	1	1	1	2
Cash flows from sales of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.
Collection fees received in connection with servicing transferred accounts receivable are included in Operation, maintenance and other on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Operations and Comprehensive Income. The loss recognized on sales of receivables is calculated monthly by multiplying receivables sold during the month by the required discount. The required discount is derived monthly utilizing a three-year weighted average formula that considers charge-off history, late charge history and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is the prior month-end London Interbank Offered Rate (LIBOR) plus a fixed rate of 1.00 percent.
13. COMMON STOCK
Basic Earnings Per Share (EPS) is computed by dividing net income attributable to Duke Energy common stockholders, adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted average number of common stock outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted average number of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options and the Equity Forwards, were exercised or settled. Duke Energy’s participating securities are restricted stock units that are entitled to dividends declared on Duke Energy common stock during the restricted stock unit’s vesting periods.
The following table presents Duke Energy’s basic and diluted EPS calculations and reconciles the weighted average number of common stock outstanding to the diluted weighted average number of common shares outstanding.

	Three Months Ended March 31,
(in millions, except per share amounts)	2016	2015
Income from continuing operations attributable to Duke Energy common stockholders excluding impact of participating securities	$691	$772
Weighted average shares outstanding – basic	689	708
Weighted average shares outstanding – diluted	689	708
Earnings per share from continuing operations attributable to Duke Energy common stockholders
Basic	$1.00	$1.09
Diluted	$1.00	$1.09
Potentially dilutive items excluded from the calculation(a)	2	2
Dividends declared per common share	$0.825	$0.795

(a)
Performance stock awards and certain stock options were not included in the dilutive securities calculation because either the performance measures related to the awards had not been met or the option exercise prices were greater than the average market price of the common shares during the presented periods.

Equity Forwards
In March 2016, Duke Energy marketed an equity offering of 10.6 million shares of common stock. In lieu of issuing equity at the time of the offering, Duke Energy entered into Equity Forwards with Barclays. No amounts have or will be recorded in Duke Energy’s Condensed Consolidated Financial Statements with respect to the equity offering until settlements of the Equity Forwards occur. The Equity Forwards require Duke Energy to, at its election prior to June 30, 2017, either physically settle the transactions by issuing the total of 10.6 million of its common stock to Barclays in exchange for net proceeds at the then-applicable forward sale price specified by the agreements (initially $69.84 per share) or Duke Energy can net settle the transactions in whole or in part through the delivery or receipt of cash or shares. The forward sale price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts specified in the agreements.
The net proceeds received upon settlement are expected to be used to finance a portion of the acquisition of Piedmont.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Until settlement of the Equity Forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. If Duke Energy had elected to net share settle the contract as of March 31, 2016, Duke Energy would have been required to deliver 1.4 million shares.
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
14. STOCK-BASED COMPENSATION
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

	Three Months Ended
	March 31,
(in millions)	2016	2015
Restricted stock unit awards	$7	$9
Performance awards	5	5
Pretax stock-based compensation cost	$12	$14
Tax benefit associated with stock-based compensation expense	$4	$5
Stock-based compensation costs capitalized	1	1
15. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT RETIREMENT PLANS
Duke Energy maintains, and the Subsidiary Registrants participate in, qualified, non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits equal to a percentage of current eligible earnings based on age or the combination of age and years of service, and interest credits. Certain employees are covered under plans that use a final average earnings formula. Under these average earnings formulas, a plan participant accumulates a retirement benefit equal to the sum of percentages of their (i) highest three-year or four-year average earnings, (ii) highest three-year or four-year average earnings in excess of covered compensation per year of participation (maximum of 35 years) and/or (iii) highest three-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains, and the Subsidiary Registrants participate in, non-qualified, non-contributory defined benefit retirement plans which cover certain executives. The qualified and non-qualified, non-contributory defined benefit plans are closed to new and rehired non-union and certain unionized employees.
Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table includes information related to the Duke Energy Registrants’ contributions to its U.S. qualified defined benefit pension plans. Duke Energy did not make any contributions to its U.S. qualified defined benefit pension plans during the three months ended March 31, 2016.

Three Months Ended March 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Contributions	$132	$42	$42	$21	$21	$1	$9

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Net periodic benefit costs disclosed in the tables below represent the cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment. Amounts presented in the tables below for the Subsidiary Registrants represent the amounts of pension and other post-retirement benefit costs allocated by Duke Energy for employees of the Subsidiary Registrants. Additionally, the Subsidiary Registrants are allocated their proportionate share of pension and post-retirement benefit costs for employees of Duke Energy’s shared services affiliate that provides support to the Subsidiary Registrants. These allocated amounts are included in the governance and shared service costs discussed in Note 8. Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations.
QUALIFIED PENSION PLANS
The following tables include the components of net periodic pension costs for qualified pension plans.

	Three Months Ended March 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$36	$12	$11	$6	$5	$1	$2
Interest cost on projected benefit obligation	83	21	26	12	14	5	7
Expected return on plan assets	(129)	(35)	(42)	(21)	(21)	(7)	(10)
Amortization of actuarial loss	33	8	14	6	7	1	3
Amortization of prior service credit	(4)	(2)	(1)	—	—	—	—
Other	3	1	1	—	—	—	—
Net periodic pension costs	$22	$5	$9	$3	$5	$—	$2

	Three Months Ended March 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$40	$13	$11	$6	$5	$1	$3
Interest cost on projected benefit obligation	82	21	26	12	14	5	7
Expected return on plan assets	(129)	(36)	(43)	(20)	(22)	(6)	(10)
Amortization of actuarial loss	43	10	17	8	8	2	3
Amortization of prior service credit	(4)	(2)	(1)	—	—	—	—
Other	2	1	1	—	—	—	—
Net periodic pension costs	$34	$7	$11	$6	$5	$2	$3
NON-QUALIFIED PENSION PLANS
Net periodic pension costs for non-qualified pension plans were not material for the three months ended March 31, 2016 and 2015.

OTHER POST-RETIREMENT BENEFIT PLANS
Duke Energy provides, and the Subsidiary Registrants participate in, some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as set forth in the plans. The health care benefits include medical, dental, vision, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.
The following tables include the components of net periodic other post-retirement benefit costs.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three Months Ended March 31, 2016
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$1	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	8	2	4	2	2	—	1
Expected return on plan assets	(3)	(2)	—	—	—	—	—
Amortization of actuarial loss (gain)	1	(1)	5	3	2	—	(1)
Amortization of prior service credit	(35)	(3)	(26)	(17)	(9)	—	—
Net periodic other post-retirement benefit costs	$(28)	$(4)	$(17)	$(12)	$(5)	$—	$—

	Three Months Ended March 31, 2015
		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Service cost	$2	$—	$—	$—	$—	$—	$—
Interest cost on accumulated post-retirement benefit obligation	9	2	4	2	2	—	—
Expected return on plan assets	(3)	(2)	—	—	—	—	—
Amortization of actuarial loss	6	—	7	5	3	—	—
Amortization of prior service credit	(35)	(4)	(26)	(17)	(9)	—	—
Net periodic other post-retirement benefit costs	$(21)	$(4)	$(15)	$(10)	$(4)	$—	$—
EMPLOYEE SAVINGS PLAN
Duke Energy sponsors, and the Subsidiary Registrants participate in, an employee savings plan that covers substantially all U.S. employees. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100 percent of employee before-tax and Roth 401(k) contributions of up to 6 percent of eligible pay per pay period. Dividends on Duke Energy shares held by the savings plan are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted earnings per share.
For new and rehired non-union and certain unionized employees who are not eligible to participate in Duke Energy’s defined benefit plans, an additional employer contribution of 4 percent of eligible pay per pay period, subject to a three-year vesting requirement, is provided to the employee’s savings plan account.
The following table presents employer contributions made by Duke Energy and expensed by the Subsidiary Registrants.

		Duke		Duke	Duke	Duke	Duke
	Duke	Energy	Progress	Energy	Energy	Energy	Energy
(in millions)	Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
Three Months Ended March 31,
2016	$52	$18	$15	$11	$4	$1	$2
2015	49	16	14	11	4	1	2
16. INCOME TAXES
TAXES ON FOREIGN EARNINGS
As of December 31, 2015, the Company’s intention was to indefinitely reinvest foreign earnings of International Energy earned after December 31, 2014. In February 2016, Duke Energy announced it had initiated a process to divest the International Energy business segment, excluding the investment in NMC. Accordingly, Duke Energy no longer intends to indefinitely reinvest the undistributed earnings of International Energy. The Company recorded U.S. income taxes of approximately $12 million in the first quarter of 2016 related to such earnings and will prospectively provide U.S. income taxes on future foreign earnings.
This change in the Company's intent, combined with the extension of bonus depreciation by Congress in late 2015, allows Duke Energy to more efficiently utilize foreign tax credits and reduce U.S. deferred tax liabilities associated with historic unremitted foreign earnings by approximately $95 million.

PART I
DUKE ENERGY CORPORATION – DUKE ENERGY CAROLINAS, LLC – PROGRESS ENERGY, INC. –
DUKE ENERGY PROGRESS, LLC – DUKE ENERGY FLORIDA, LLC – DUKE ENERGY OHIO, INC. – DUKE ENERGY INDIANA, LLC
Combined Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

EFFECTIVE TAX RATES
The effective tax rates from continuing operations for each of the Duke Energy Registrants are included in the following table.

	Three Months Ended
	March 31,
	2016	2015
Duke Energy	23.4%	31.9%
Duke Energy Carolinas	34.1%	35.8%
Progress Energy	36.7%	35.4%
Duke Energy Progress	35.4%	33.8%
Duke Energy Florida	37.9%	38.6%
Duke Energy Ohio	26.9%	36.7%
Duke Energy Indiana	30.2%	36.6%
The decrease in the effective tax rate for Duke Energy for the three months ended March 31, 2016, is primarily due to lower income taxes on foreign earnings as a result of the Company's intent to no longer indefinitely reinvest the foreign earnings of the International Energy segment combined with more efficient utilization of foreign tax credits. Refer to "Taxes on Foreign Earnings" above for additional information.
The decrease in the effective tax rate for Duke Energy Carolinas for the three months ended March 31, 2016, is primarily due to a favorable state resolution related to prior-year tax returns.
The increase in the effective tax rate for Progress Energy for the three months ended March 31, 2016, is primarily due to an unfavorable tax levelization in 2016 compared to a favorable tax levelization in 2015.
The increase in the effective tax rate for Duke Energy Progress for the three months ended March 31, 2016, is primarily due to an unfavorable tax levelization in 2016 compared to a favorable tax levelization in 2015.
The decrease in the effective tax rate for Duke Energy Ohio for the three months ended March 31, 2016, is primarily due to a favorable prior-period adjustment for depreciation and other property, plant and equipment.
The decrease in the effective tax rate for Duke Energy Indiana for the three months ended March 31, 2016, is primarily due to a favorable prior-period adjustment for depreciation and other property, plant and equipment.
17. SUBSEQUENT EVENTS
For information on subsequent events related to regulatory matters, commitments and contingencies, and debt and credit facilities see Notes 4, 5 and 6, respectively.

PART I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) and Duke Energy Carolinas, LLC (Duke Energy Carolinas), Progress Energy, Inc. (Progress Energy), Duke Energy Progress, LLC (Duke Energy Progress), Duke Energy Florida, LLC (Duke Energy Florida), Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, LLC (Duke Energy Indiana) (collectively referred to as the Subsidiary Registrants). However, none of the registrants make any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself.
DUKE ENERGY
Duke Energy is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) primarily through its wholly owned subsidiaries, Duke Energy Carolinas, Duke Energy Progress, Duke Energy Florida, Duke Energy Ohio and Duke Energy Indiana, as well as in Latin America.
When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of the Subsidiary Registrants, which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.
Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (GAAP) in the U.S., as well as certain non-GAAP financial measures such as adjusted earnings, adjusted diluted earnings per share (EPS) and adjusted segment income, discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures presented herein may not be comparable to similarly titled measures used by other companies.
Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2016, and with Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
Acquisition of Piedmont Natural Gas
On October 24, 2015, Duke Energy entered into an Agreement and Plan of Merger (Merger Agreement) with Piedmont Natural Gas Company, Inc., (Piedmont) a North Carolina corporation. Under the terms of the Merger Agreement, Duke Energy will acquire Piedmont for approximately $4.9 billion in cash. Upon closing, Piedmont will become a wholly owned subsidiary of Duke Energy. In addition, Duke Energy will assume Piedmont's existing debt, which was approximately $2.0 billion at January 31, 2016, the end of Piedmont's most recent quarter. Duke Energy expects to finance the transaction with a combination of debt, equity issuances and other cash sources. As of March 31, 2016, Duke Energy entered into $1.4 billion of forward-starting interest rate swaps to manage interest rate exposure for the expected financing of the Piedmont acquisition. For additional information on the forward-starting swaps, see Note 9 to the Condensed Consolidated Financial Statements, "Derivatives and Hedging."
In March, 2016, Duke Energy marketed an equity offering of 10.6 million shares of Duke Energy common stock. In lieu of issuing equity at the time of the offering, Duke Energy entered into equity forward sale agreements (the Equity Forwards) with Barclays Capital, Inc. (Barclays). Duke Energy expects to settle the Equity Forwards on or around the closing date of the Piedmont acquisition. The net proceeds received upon settlement are expected to be used to finance a portion of the acquisition of Piedmont. For additional information regarding the Equity Forwards, see Note 13 to the Condensed Consolidated Financial Statements, "Common Stock."
In connection with the Merger Agreement with Piedmont, Duke Energy entered into a $4.9 billion senior unsecured bridge financing facility (Bridge Facility) with Barclays. The Bridge Facility, if drawn upon, may be used to (i) fund the cash consideration for the transaction and (ii) pay certain fees and expenses in connection with the transaction. In November 2015, Barclays syndicated its commitment under the Bridge Facility to a broader group of lenders. Duke Energy does not expect to draw upon the Bridge Facility. The amount of the Bridge Facility is reduced by any financings related to the Piedmont acquisition entered into by Duke Energy, and has accordingly been reduced to $4.2 billion as a result of the Equity Forwards previously discussed.
Piedmont's shareholders have approved the company's acquisition by Duke Energy and the Federal Trade Commission (FTC) has granted early termination of the 30-day waiting period under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976. On January 15, 2016, Duke Energy and Piedmont filed an application with the North Carolina Utilities Commission (NCUC) for approval of the proposed business combination and associated financing transactions. On January 29, 2016, the NCUC approved Duke Energy's proposed financing transactions. The NCUC issued its Scheduling Order on March 2, 2016, setting a public and evidentiary hearing to begin on July 18, 2016. On March 7, 2016, the Kentucky Public Service Commission (KPSC) granted Duke Energy's declaratory request that the transaction does not constitute a change in control and does not require KPSC approval. The Tennessee Regulatory Authority approved Duke Energy's and Piedmont's request of the change in control resulting from the transaction at its March 14, 2016, meeting. Subject to receipt of required regulatory approvals and meeting closing conditions, Duke Energy and Piedmont expect to close the transaction by the end of 2016.
The Merger Agreement contains certain termination rights for both Duke Energy and Piedmont, and provides that, upon termination of the Merger Agreement under specified circumstances, Duke Energy would be required to pay a termination fee of $250 million to Piedmont and Piedmont would be required to pay Duke Energy a termination fee of $125 million.
See Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information regarding Duke Energy and Piedmont's joint investment in Atlantic Coast Pipeline, LLC (ACP).

PART I

Change In Segment Income
During the first quarter of 2016, the Duke Energy chief operating decision-maker began to evaluate interim period segment performance based on financial information that includes the impact of income tax levelization within segment income. This represents a change from the previous measure, where the interim period impacts of income tax levelization were included within Other, and therefore excluded from segment income. As a result, prior period segment results presented have been recast to conform to this change.
Potential Sale of International Energy
In February 2016, Duke Energy announced it had initiated a process to divest the International Energy business segment, excluding the equity method investment in National Methanol Company (NMC). Duke Energy is in the preliminary stage and there have been no binding or non-binding offers submitted. Duke Energy can provide no assurance that this process will result in a transaction and there is no specific timing for execution of a potential transaction. Proceeds from a successful exit would be used by Duke Energy to fund the operations and growth of domestic businesses. If the potential of a sale were to progress, it could result in classification of International Energy as assets held for sale and as a discontinued operation. As of March 31, 2016, the International Energy segment had a carrying value of approximately $2.6 billion, adjusted for $644 million of cumulative foreign currency translation losses currently classified as accumulated other comprehensive loss.
Results of Operations
In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis.
Management evaluates financial performance in part based on non-GAAP financial measures, adjusted earnings and adjusted diluted EPS. These items represent income from continuing operations net of income (loss) attributable to noncontrolling interests, adjusted for the dollar and per-share impact of special items. Special items represent certain charges and credits, which management believes will not be recurring on a regular basis. The special items for the period ended March 31, 2015, include the operating results of the nonregulated Midwest generation business and Duke Energy Retail Sales (collectively, the Disposal Group) which are classified as discontinued operations for GAAP purposes. Management believes inclusion of the Disposal Group's operating results within adjusted earnings and adjusted diluted EPS results in a better reflection of Duke Energy's financial performance. Costs to achieve mergers includes financing costs related to the Bridge Facility and the mark-to-market unrealized losses related to the forward-starting interest rate swaps used by Duke Energy to manage interest rate exposure for the expected financing of the Piedmont acquisition. The mark-to-market impact of forward-starting interest rate swaps is recognized in GAAP earnings immediately as the contracts do not qualify for hedge accounting or regulatory treatment. Management believes excluding the impact of the mark-to-market losses of the forward-starting interest rate swaps from adjusted earnings better reflects Duke Energy's financial performance and therefore has excluded these impacts from adjusted earnings and adjusted diluted EPS. Management believes the presentation of adjusted earnings and adjusted diluted EPS provides useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses these non-GAAP financial measures for planning and forecasting and for reporting results to the Duke Energy Board of Directors (Board of Directors), employees, stockholders, analysts and investors concerning Duke Energy’s financial performance. Adjusted diluted EPS is also used as a basis for employee incentive bonuses. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are Net Income Attributable to Duke Energy Corporation and Diluted EPS Attributable to Duke Energy Corporation common stockholders.
Management evaluates segment performance based on segment income. Segment income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements. Management also uses adjusted segment income as a measure of historical and anticipated future segment performance. Adjusted segment income is a non-GAAP financial measure, as it is based upon segment income adjusted for special items, including the operating results of the Disposal Group classified as discontinued operations for GAAP purposes. Management believes the presentation of adjusted segment income provides useful information to investors as it provides an additional relevant comparison of a segment’s performance across periods. The most directly comparable GAAP measure for adjusted segment income is segment income, which represents segment income from continuing operations not adjusted for any special items.
Duke Energy’s adjusted earnings, adjusted diluted EPS, and adjusted segment income may not be comparable to similarly titled measures of another company because other entities may not calculate the measures in the same manner.
See Note 3 to the Condensed Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

PART I

Executive Overview

(a)
See below for Duke Energy's definition of adjusted earnings and adjusted diluted earnings per share as well as a reconciliation of this non-GAAP financial measure to net income attributable to Duke Energy and net income attributable to Duke Energy per diluted share.

The following table reconciles non-GAAP measures to their most directly comparable GAAP measures.

	Three Months Ended March 31, 2016
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$695	$123	$27	$845	$(68)	$—	$777	$1.13
Costs to achieve mergers	—	—	—	—	(74)	—	(74)	(0.11)
Cost savings initiatives	—	—	—	—	(12)	—	(12)	(0.02)
Discontinued operations	—	—	—	—	—	3	3	0.01
Segment income (loss)/Net Income Attributable to Duke Energy Corporation	$695	$123	$27	$845	$(154)	$3	$694	$1.01

	Three Months Ended March 31, 2015
(in millions, except per-share amounts)	Regulated Utilities	International Energy	Commercial Portfolio	Total Reportable Segments	Other	Eliminations/ Discontinued Operations	Duke Energy	Per Diluted Share
Adjusted segment income/Adjusted earnings	$774	$36	$101	$911	$(30)	$—	$881	$1.24
Midwest generation operations	—	—	(94)	(94)	—	94	—	—
Costs to achieve Progress Energy merger	—	—	—	—	(13)	—	(13)	(0.02)
Discontinued operations	—	—	—	—	—	(4)	(4)	—
Segment income (loss)/Net Income Attributable to Duke Energy Corporation	$774	$36	$7	$817	$(43)	$90	$864	$1.22
The variance in adjusted earnings for three months ended March 31, 2016, compared to the same period in 2015, was primarily due to:

•	Lower results due to the absence of earnings from the nonregulated Midwest generation business, which was sold in April 2015;

•	Milder winter weather in 2016 compared to extremely cold weather in the prior year;

•
Increased depreciation and amortization expense primarily due to a higher amount of property, plant and equipment in service, including the additional ownership interest in generating assets acquired from North Carolina Eastern Municipal Power Agency (NCEMPA) in the third quarter of 2015; and

•	Increase in storm restoration costs due to more severe winter storms in the Carolinas.
Partially offset by:

•
Lower income tax expense at International Energy as a result of the Company's intent to no longer indefinitely reinvest the foreign earnings of the International Energy segment combined with more efficient utilization of foreign tax credits, net of additional tax expense recognized in 2016 on International Energy's unremitted earnings. See Note 16 to the Condensed Consolidated Financial Statements, "Income Taxes," for additional information;

•	Higher results in Latin America primarily due to favorable hydrology in Brazil partially offset by weaker foreign currency exchange rates;

PART I

•	Increased pricing and riders driven by additional ownership interest in generating assets acquired from NCEMPA in the third quarter of 2015 and energy efficiency programs; and

•	Reduction in shares outstanding primarily due to the prior-year accelerated stock repurchase (only impacts per diluted share amounts in the tables above).

SEGMENT RESULTS
The remaining information in this discussion of results of operations is presented on a GAAP basis.
Regulated Utilities

	Three Months Ended March 31,
(in millions)	2016	2015	Variance
Operating Revenues	$5,259	$5,723	$(464)
Operating Expenses	3,967	4,305	(338)
Gains on Sales of Other Assets and Other, net	1	7	(6)
Operating Income	1,293	1,425	(132)
Other Income and Expenses, net	64	72	(8)
Interest Expense	277	275	2
Income Before Income Taxes	1,080	1,222	(142)
Income Tax Expense	385	448	(63)
Segment Income	$695	$774	$(79)

Duke Energy Carolinas Gigawatt-hours (GWh) sales	21,625	22,468	(843)
Duke Energy Progress GWh sales	17,149	16,765	384
Duke Energy Florida GWh sales	8,456	8,473	(17)
Duke Energy Ohio GWh sales	6,107	6,767	(660)
Duke Energy Indiana GWh sales	9,394	8,728	666
Total Regulated Utilities GWh sales	62,731	63,201	(470)
Net proportional Megawatt (MW) capacity in operation	50,111	49,739	372
Three Months Ended March 31, 2016 as Compared to March 31, 2015
Regulated Utilities’ results were impacted by more mild winter weather in the Carolinas and Midwest, increased depreciation and amortization, and higher property and other tax expense. These impacts were partially offset by increased retail pricing primarily due to lower sales volumes, and rate riders. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $413 million decrease in fuel revenues driven primarily by lower fuel prices included in electric retail rates and lower volumes; and

•	a $114 million decrease in electric retail sales (net of fuel revenue) due to milder winter weather in the Carolinas and Midwest compared to extremely cold weather in the prior year.
Partially offset by:

•
a $59 million increase in retail electric pricing primarily due to lower sales volumes which resulted in higher average customer rates, and rate riders, including increased revenues related to Duke Energy Progress’ purchase of NCEMPA's ownership interest in certain generating assets in the third quarter of 2015 and energy efficiency programs, partially offset by decreased revenues in Duke Energy Florida’s nuclear cost recovery clause as a result of suspending Levy recovery in 2015.

Operating Expenses. The variance was driven primarily by:

•
a $412 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to lower natural gas and coal prices, lower volumes of coal and oil used in electric generation, and lower natural gas prices and volumes to full-service retail natural gas customers, partially offset by higher volumes of natural gas used in electric generation; and

•	a $49 million increase in storm restoration costs due to more severe winter storms in the Carolinas.
Partially offset by:

•	a $31 million increase in property and other taxes primarily due to higher sales and use tax at Duke Energy Indiana, and higher property taxes across multiple jurisdictions; and

PART I

•
a $30 million increase in depreciation and amortization expense primarily due to a higher amount of property, plant and equipment in service, including the additional ownership interest in generating assets acquired from NCEMPA in the third quarter of 2015.

Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rates for the three months ended March 31, 2016 and 2015 were 35.7 percent and 36.7 percent, respectively. The decrease in the effective tax rate was primarily due to a favorable state resolution related to prior year tax returns.
Matters Impacting Future Regulated Utilities Results
Regulated Utilities estimated retirement obligations related to closure of North Carolina ash impoundments based upon proposed risk rankings issued by North Carolina Department of Environmental Quality (NCDEQ), or if not assigned to a risk category, based on a probability weighting of potential closure methods. The proposed risk rankings included nine basins classified as “low-to-intermediate,” thereby not assigning a definitive risk ranking. NCDEQ is expected to establish the final risk ranking recommendation by the end of May 2016. If basins are classified as higher risk than originally proposed, or if basins previously categorized as “low-to-intermediate” are classified as “intermediate” or “high,” the resulting increase in asset retirement obligations could materially impact Regulated Utilities’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
Duke Energy is a party to multiple lawsuits and could be subject to fines and other penalties related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits and potential fines and penalties could have an adverse impact on Regulated Utilities’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Regulated Utilities' financial position, results of operations and cash flows. See Notes 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 9 in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015, "Asset Retirement Obligations," for additional information.
In September 2015, Duke Energy Indiana entered into a settlement agreement with multiple parties that will resolve all disputes, claims and issues from the Indiana Utility Regulatory Commission (IURC) proceedings regarding the Edwardsport Integrated Gasification Combined Cycle (IGCC) generating facility. In January 2016, additional parties joined a revised settlement. Pursuant to the terms of the agreement, Regulated Utilities recognized an impairment and related charges of $93 million. Additionally, the agreement stipulates the recovery of the remaining regulatory asset over an eight-year period and confirms the conclusion that the in-service date for accounting and ratemaking purposes will remain June 7, 2013. The settlement agreement will also impose a cost cap for recoverable operations and maintenance retail costs of $73 million in 2016 and $77 million in 2017 as well as a cost cap for ongoing capital expenditures through 2017. As part of the settlement, Duke Energy Indiana committed to cease burning coal at Gallagher Station Units 2 and 4 by the end of 2022. The settlement is subject to IURC approval and if approved would resolve and close a number of outstanding issues pending before the IURC related to post commercial operating performance and recovery of ongoing operating and capital costs at Edwardsport. If the settlement is not approved, outstanding issues before the IURC related to Edwardsport would resume, the ultimate resolution of which could have an adverse impact on Regulated Utilities' financial position, results of operations and cash flows. In addition, the inability to manage operating and capital costs under caps imposed under the settlement could have an adverse impact on Regulated Utilities' financial position, results of operations and cash flows. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information.

PART I

International Energy

	Three Months Ended March 31,
(in millions)	2016	2015	Variance
Operating Revenues	$246	$273	$(27)
Operating Expenses	154	207	(53)
Operating Income	92	66	26
Other Income and Expense, net	16	14	2
Interest Expense	22	23	(1)
Income Before Income Taxes	86	57	29
Income Tax (Benefit) Expense	(39)	20	(59)
Less: Income Attributable to Noncontrolling Interests	2	1	1
Segment Income	$123	$36	$87

Sales, GWh	5,880	4,470	1,410
Net proportional MW capacity in operation	4,315	4,335	(20)
Three Months Ended March 31, 2016 as Compared to March 31, 2015
International Energy’s results were impacted by lower income taxes as a result of the Company's intent to no longer indefinitely reinvest the foreign earnings of the International Energy segment combined with more efficient utilization of foreign tax credits and improved hydrology in Brazil, partially offset by weaker exchange rates in Latin America and lower equity earnings in NMC. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $20 million decrease in Brazil due to weaker foreign currency exchange rates partially offset by higher spot volumes; and

•	a $12 million decrease in Central America due to lower average prices.
Operating Expenses. The variance was driven primarily by:

•	a $38 million decrease in Brazil due to lower purchased power costs and weaker foreign currency exchange rates; and

•	a $17 million decrease in Central America due to lower purchased power costs.
Other Income and Expenses, net. The variance is primarily due to the absence of a prior-year net currency remeasurement loss in Latin America, partially offset by lower equity earnings in NMC as a result of lower average methyl tertiary butyl ether (MTBE) and methanol prices, and lower MTBE sales volumes driven by planned maintenance, partially offset by lower butane costs.
Income Tax (Benefit) Expense. The variance is primarily due to a lower effective tax rate, which decreased due to lower income taxes as a result of the Company's intent to no longer indefinitely reinvest the foreign earnings of the International Energy segment combined with more efficient utilization of foreign tax credits. See Note 16 to the Condensed Consolidated Financial Statements, "Income Taxes," for additional information. The effective tax rates for the three months ended March 31, 2016 and 2015 were (45.4) percent and 35.6 percent, respectively.
Matters Impacting Future International Energy Results
International Energy's operations include conventional hydroelectric power generation facilities located in Brazil. The weather and recessionary economic conditions in Brazil during recent years has resulted in higher energy prices, lower electricity demand and unfavorable impacts to the exchange rate of Brazil's currency. These weather and economic conditions have also resulted in lawsuits brought to the Brazilian courts by certain hydroelectric generators to limit the financial exposure to the generators. International Energy's earnings and future cash flows could be adversely impacted if reservoir levels return to the recent low levels, further decline of economic and political conditions within Brazil, or from the outcome of legal matters in the Brazilian courts.
International Energy's equity earnings from NMC reflect sales of methanol and MTBE, which generate margins that are directionally correlated with Brent crude oil prices and the recent decline in crude oil prices have reduced the equity earnings realized from NMC. Continued weakness in the market price of Brent crude oil and related commodities will likely result in a further decline in equity earnings from NMC.
In February 2016, Duke Energy announced it had initiated a process to divest the International Energy business segment, excluding the equity method investment in NMC. Duke Energy is in the early stages and there have been no binding or non-binding offers submitted. Duke Energy can provide no assurance that this process will result in a transaction and there is no specific timeline for execution of a potential transaction. Proceeds from a successful exit would be used by Duke Energy to fund the operations and growth of domestic businesses. If the potential of a sale were to progress, it could result in classification of International Energy as assets held for sale and as a discontinued operation. As of March 31, 2016, the International Energy segment had a carrying value of approximately $2.6 billion, adjusted for $644 million of cumulative foreign currency translation losses currently classified as accumulated other comprehensive loss.

PART I

Commercial Portfolio

	Three Months Ended March 31,
(in millions)	2016	2015	Variance
Operating Revenues	$114	$73	$41
Operating Expenses	111	89	22
Gains on Sales of Other Assets and Other, net	1	—	1
Operating Income (Loss)	4	(16)	20
Other Income and Expense, net	2	2	—
Interest Expense	12	12	—
Loss Before Income Taxes	(6)	(26)	20
Income Tax Benefit	(33)	(33)	—
Segment Income	$27	$7	$20

Renewable plant production, GWh	2,060	1,310	750
Net proportional MW capacity in operation	1,963	1,415	548
Three Months Ended March 31, 2016 as Compared to March 31, 2015
Commercial Portfolio’s higher revenues and earnings are primarily due to new wind and solar generation placed in service or acquired and improved wind production. The following is a detailed discussion of the variance drivers by line item.
Operating Revenues. The variance was driven primarily by:

•	a $30 million increase in electric revenues due to acquired businesses; and

•	a $22 million increase in electric revenues from new wind and solar generation placed in service and improved wind production.
Operating Expenses. The variance was driven primarily by a $31 million increase in operating expenses due to acquired businesses.
Income Tax Benefit. The decrease in pretax losses was primarily offset by an increase in production tax credits in the renewables portfolio, partially offset by a higher effective tax rate. The effective tax rates for the three months ended March 31, 2016 and 2015 were 550 percent and 126.9 percent, respectively. The increase in the effective tax rate was primarily due to the increase in renewable energy credits relative to pretax losses.
Other

	Three Months Ended March 31,
(in millions)	2016	2015	Variance
Operating Revenues	$29	$27	$2
Operating Expenses	92	50	42
Gains on Sales of Other Assets and Other, net	7	7	—
Operating Loss	(56)	(16)	(40)
Other Income and Expense, net	10	1	9
Interest Expense	205	97	108
Loss Before Income Taxes	(251)	(112)	(139)
Income Tax Benefit	(100)	(71)	(29)
Less: Income Attributable to Noncontrolling Interests	3	2	1
Net Expense	$(154)	$(43)	$(111)
Three Months Ended March 31, 2016 as Compared to March 31, 2015
Other's higher net expense was due to increased interest expense as a result of unrealized losses on forward-starting swaps related to the expected financing of the Piedmont Natural Gas acquisition and higher severance accruals. The following is a detailed discussion of the variance drivers by line item.
Operating Expenses. The increase was primarily due to an increase in severance accruals and a contribution to the Duke Energy Foundation.
Other Income and Expenses, net. The variance was primarily due to interest income from the resolution of an income tax matter.
Interest Expense. The increase was primarily due to unrealized losses on forward-starting interest rate swaps related to the expected financing of the Piedmont acquisition. For additional information see Notes 2 and 9 to the Condensed Consolidated Financial Statements, "Acquisitions and Dispositions" and "Derivatives and Hedging," respectively.

PART I

Income Tax Benefit. The variance was primarily due to an increase in pretax losses partially offset by a decrease in the effective tax rate. The effective tax rates for the three months ended March 31, 2016 and 2015 were 39.8 percent and 63.4 percent, respectively. The decrease in the effective tax rate was primarily due to a reduction in tax levelization.
Matters Impacting Future Other Results
Duke Energy Ohio’s retired Beckjord generating station (Beckjord), previously an asset of Commercial Portfolio, became an asset of Other after the sale of the Disposal Group. Beckjord, a nonregulated facility retired during 2014, is not subject to the recently enacted U.S. Environmental Protection Agency (EPA) rule related to the disposal of Coal Combustion Residuals (CCR) from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with on-site storage of coal ash, the costs could have an adverse impact on Other's financial position, results of operations and cash flows.
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
Three Months Ended March 31, 2016 as Compared to March 31, 2015
Discontinued Operations, Net of Tax. The variance was primarily driven by the Disposal Group's operating results in 2015.
DUKE ENERGY CAROLINAS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Three Months Ended March 31,
(in millions)	2016	2015	Variance
Operating Revenues	$1,740	$1,901	$(161)
Operating Expenses	1,259	1,386	(127)
Operating Income	481	515	(34)
Other Income and Expenses, net	37	42	(5)
Interest Expense	107	102	5
Income Before Income Taxes	411	455	(44)
Income Tax Expense	140	163	(23)
Net Income	$271	$292	$(21)
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) increase over prior year	2016
Residential sales	(10.6)%
General service sales	(2.8)%
Industrial sales	0.1%
Wholesale power sales	(1.1)%
Joint dispatch sales	(38.5)%
Total sales	(3.8)%
Average number of customers	1.4%
Three Months Ended March 31, 2016 as Compared to March 31, 2015
Operating Revenues. The variance was driven primarily by:

•	a $169 million decrease in fuel revenues driven primarily by lower natural gas and coal prices, as well as change in fuel mix; and

•	a $44 million decrease in electric sales (net of fuel revenues) to retail customers due to milder winter weather conditions compared to the extremely cold weather in the prior year.
Partially offset by:

•
a $35 million increase in retail pricing and rate riders, which primarily reflects increased revenues related to the energy efficiency programs and the second year base rate step-up from the 2013 South Carolina rate case.

Operating Expenses. The variance was driven primarily by:

•	a $157 million decrease in fuel used in electric generation and purchased power primarily related to lower natural gas and coal prices, and decreased generation due to lower sales volumes.
Partially offset by:

•	a $23 million increase in operating and maintenance expenses primarily due to higher storm restoration costs; and

PART I

•	a $10 million increase in depreciation and amortization expenses primarily due to a higher amount of property, plant and equipment in service
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rates for the three months ended March 31, 2016 and 2015 were 34.1 percent and 35.8 percent, respectively. The decrease in the effective tax rate was primarily due to a favorable state resolution related to prior-year tax returns.
Matters Impacting Future Results
Duke Energy Carolinas estimated retirement obligations related to closure of North Carolina ash impoundments based upon proposed risk rankings issued by NCDEQ, or if not assigned to a risk category, based on a probability weighting of potential closure methods. The proposed risk ranking included eight ash basins at five Duke Energy Carolinas plants classified as “low-to-intermediate,” thereby not assigning a definitive risk ranking. NCDEQ is expected to establish the final risk ranking recommendation by the end of May 2016. If basins are classified as higher risk than originally proposed, or if basins previously categorized as “low-to-intermediate” are classified as “intermediate” or “high,” the resulting increase in asset retirement obligations could materially impact Duke Energy Carolinas’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
Duke Energy Carolinas is a party to multiple lawsuits and subject to fines and other penalties related to the Dan River coal ash release and operations at other North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact on Duke Energy Carolinas’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Duke Energy Carolinas' financial position, results of operations and cash flows. See Notes 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 9 in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015, "Asset Retirement Obligations," for additional information.

PART I

PROGRESS ENERGY
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Three Months Ended March 31,
(in millions)	2016	2015	Variance
Operating Revenues	$2,332	$2,536	$(204)
Operating Expenses	1,863	1,995	(132)
Gains on Sales of Other Assets and Other, net	6	8	(2)
Operating Income	475	549	(74)
Other Income and Expenses, net	20	27	(7)
Interest Expense	160	168	(8)
Income From Continuing Operations Before Taxes	335	408	(73)
Income Tax Expense From Continuing Operations	123	144	(21)
Income From Continuing Operations	212	264	(52)
Loss From Discontinued Operations, net of tax	—	(1)	1
Net Income	212	263	(51)
Less: Net Income Attributable to Noncontrolling Interest	3	3	—
Net Income Attributable to Parent	$209	$260	$(51)
Three Months Ended March 31, 2016 as Compared to March 31, 2015
Operating Revenues. The variance was driven primarily by:

•
a $174 million decrease in fuel revenues primarily due to decreased fuel prices to retail customers at Duke Energy Florida and decreased demand from wholesale and retail customers at Duke Energy Progress; and

•
a $39 million decrease in retail sales (net of fuel revenue) to retail customers due to milder winter weather conditions compared to the extremely cold weather in the prior year at Duke Energy Progress.

Partially offset by:

•
an $11 million increase in rate rider revenues due to the purchase of NCEMPA's ownership interest in certain generating assets and energy efficiency programs at Duke Energy Progress, offset by a decrease in nuclear cost recovery clause revenues as a result of suspending Levy recovery in 2015, partially offset by an increase in energy conservation cost recovery clause and environmental cost recovery clause revenues due to higher recovery rates at Duke Energy Florida.

Operating Expenses. The variance was driven primarily by:

•
a $172 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel prices and lower volumes at Duke Energy Florida and decreased sales volumes and a change in generation mix at Duke Energy Progress.

Partially offset by:

•
a $27 million increase in operations and maintenance expenses primarily due to higher storm restoration costs in the current year at Duke Energy Progress and an increase in costs recoverable through the energy conservation cost recovery clause and employee benefits at Duke Energy Florida; and

•
an $8 million increase in property and other taxes due to a 2015 North Carolina Franchise Tax refund and increase in current year property taxes in North Carolina and South Carolina at Duke Energy Progress.

Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rates for the three months ended March 31, 2016 and 2015 were 36.7 percent and 35.4 percent, respectively. The increase in the effective tax rate was primarily due to an unfavorable tax levelization in 2016 compared to a favorable tax levelization in 2015.
Matters Impacting Future Results
Progress Energy estimated retirement obligations related to closure of North Carolina ash impoundments based upon proposed risk rankings issued by NCDEQ, or if not assigned to a risk category, based on a probability weighting of potential closure methods. The proposed risk rankings included a Progress Energy ash pond classified as “low-to-intermediate,” thereby not assigning a definitive risk ranking. NCDEQ is expected to establish the final risk ranking recommendation by the end of May 2016. If basins are classified as higher risk than originally proposed, or if the ash pond previously categorized as “low-to-intermediate” is classified as “intermediate” or “high,” the resulting increase in asset retirement obligations could materially impact Progress Energy's financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.

PART I

Progress Energy is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact on Progress Energy’s financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Progress Energy’s financial position, results of operations and cash flows. See Notes 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 9 in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015, "Asset Retirement Obligations," for additional information.

PART I

DUKE ENERGY PROGRESS
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Three Months Ended March 31,
(in millions)	2016	2015	Variance
Operating Revenues	$1,307	$1,449	$(142)
Operating Expenses	1,050	1,134	(84)
Gains on Sales of Other Assets and Other, net	1	1	—
Operating Income	258	316	(58)
Other Income and Expenses, net	17	20	(3)
Interest Expense	63	60	3
Income Before Income Taxes	212	276	(64)
Income Tax Expense	75	93	(18)
Net Income and Comprehensive Income	$137	$183	$(46)
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) Increase over prior period	2016
Residential sales	(13.3)%
General service sales	(2.4)%
Industrial sales	0.1%
Wholesale power sales	17.4%
Joint dispatch sales	19.5%
Total sales	2.3%
Average number of customers	1.3%
Three Months Ended March 31, 2016 as Compared to March 31, 2015
Operating Revenues. The variance was driven primarily by:

•	a $123 million decrease in fuel revenues driven by decreased demand from wholesale and retail customers; and

•	a $39 million decrease in retail sales (net of fuel revenue) to retail customers due to milder winter weather conditions compared to the extremely cold weather in the prior year.
Partially offset by:

•	a $33 million increase in rate rider revenues due to the purchase of NCEMPA's ownership interest in certain generating assets and energy efficiency programs.
Operating Expenses. The variance was driven primarily by:

•	a $127 million decrease in fuel used in electric generation and purchased power primarily due to decreased sales volumes and a change in generation mix.
Partially offset by:

•
a $23 million increase in depreciation and amortization expenses primarily due to a higher amount of property, plant and equipment in service, including the additional ownership interest in generating assets acquired from NCEMPA in the third quarter of 2015;

•	an $11 million increase in operations and maintenance expenses mostly due to higher storm restoration costs in the current year; and

•	a $9 million increase in property and other taxes due to a 2015 North Carolina Franchise Tax refund and increases in current year property taxes in North Carolina and South Carolina.
Income Tax Expense. The variance was primarily due to a decrease in pretax income. The effective tax rates for the three months ended March 31, 2016 and 2015 were 35.4 percent and 33.8 percent, respectively. The increase in the effective tax rate was primarily due to an unfavorable tax levelization in 2016 compared to a favorable tax levelization in 2015.
Matters Impacting Future Results
Duke Energy Progress estimated retirement obligations related to closure of North Carolina ash impoundments based upon proposed risk rankings issued by NCDEQ, or if not assigned to a risk category, based on a probability weighting of potential closure methods. The proposed risk rankings included a Duke Energy Progress ash pond classified as “low-to-intermediate,” thereby not assigning a definitive risk ranking.

PART I

NCDEQ is expected to establish the final risk ranking recommendation by the end of May 2016. If basins are classified as higher risk than originally proposed, or if the ash pond previously categorized as “low-to-intermediate” is classified as “intermediate” or “high,” the resulting increase in asset retirement obligations could materially impact Duke Energy Progress' financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
Duke Energy Progress is a party to multiple lawsuits and subject to fines and other penalties related to operations at certain North Carolina facilities with ash basins. The outcome of these lawsuits, fines and penalties could have an adverse impact on Duke Energy Progress’ financial position, results of operations and cash flows. See Note 5 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies,” for additional information.
An order from regulatory authorities disallowing recovery of costs related to closure of ash impoundments could have an adverse impact on Duke Energy Progress’ financial position, results of operations and cash flows. See Notes 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 9 in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015, "Asset Retirement Obligations," for additional information.

PART I

DUKE ENERGY FLORIDA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Three Months Ended March 31,
(in millions)	2016	2015	Variance
Operating Revenues	$1,024	$1,086	$(62)
Operating Expenses	811	859	(48)
Operating Income	213	227	(14)
Other Income and Expenses, net	5	6	(1)
Interest Expense	41	49	(8)
Income Before Income Taxes	177	184	(7)
Income Tax Expense	67	71	(4)
Net Income	$110	$113	$(3)
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Wholesale power sales include both billed and unbilled sales. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

Increase (decrease) over prior period	2016
Residential sales	1.7%
General service sales	0.2%
Industrial sales	(1.1)%
Wholesale and other	16.1%
Total sales	(0.2)%
Average number of customers	1.6%
Three Months Ended March 31, 2016 as Compared to March 31, 2015
Operating Revenues. The variance was driven primarily by:

•	a $51 million decrease in fuel and capacity revenues primarily due to decreased fuel prices to retail customers, partially offset by increased capacity rates to retail customers; and

•
a $22 million decrease in rider revenues primarily due to a decrease in nuclear cost recovery clause revenues as a result of suspending Levy recovery in 2015, partially offset by an increase in energy conservation cost recovery clause and environmental cost recovery clause revenues due to higher recovery rates.

Partially offset by:

•	an $11 million increase in other revenue primarily due to a transmission customer settlement charge taken in the prior year.
Operating Expenses. The variance was driven primarily by:

•	a $45 million decrease in fuel used in electric generation and purchased power primarily due to lower fuel prices and lower volumes; and

•
a $20 million decrease in depreciation and amortization expenses primarily due to a decrease in amortization related to the nuclear cost recovery clause, partially offset by increased depreciation due to higher amount of property, plant and equipment in service.

Partially offset by:

•
a $17 million increase in operations and maintenance expenses primarily due to an increase in costs that were recoverable through the energy conservation cost recovery clause and an increase in employee benefits.

Income Tax Expense. The effective tax rates for the three months ended March 31, 2016 and 2015 were 37.9 percent and 38.6 percent, respectively.

PART I

DUKE ENERGY OHIO
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Three Months Ended March 31,
(in millions)	2016	2015	Variance
Operating Revenues	$516	$586	$(70)
Operating Expenses	421	481	(60)
Gains on Sales of Other Assets and Other, net	1	6	(5)
Operating Income	96	111	(15)
Other Income and Expenses, net	2	3	(1)
Interest Expense	20	20	—
Income from Continuing Operations Before Income Taxes	78	94	(16)
Income Tax Expense from Continuing Operations	21	35	(14)
Income from Continuing Operations	57	59	(2)
Income from Discontinued Operations, net of tax	2	90	(88)
Net Income	$59	$149	$(90)
The following table shows the percent changes in Regulated Utilities' GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) increase over prior year	2016
Residential sales	(13.5)%
General service sales	(2.8)%
Industrial sales	(0.3)%
Wholesale power sales	(70.8)%
Total sales	(9.8)%
Average number of customers	0.7%
Three Months Ended March 31, 2016 as Compared to March 31, 2015
Operating Revenues. The variance was driven primarily by:

•	a $44 million decrease in fuel revenues primarily driven by lower electric fuel and natural gas prices and decreased sales volume; and

•	a $14 million decrease driven by milder winter weather conditions compared to the extremely cold weather in the prior year.
Operating Expenses. The variance was driven primarily by a $48 million decrease in cost of natural gas primarily due to decreased sales volumes and lower natural gas prices.
Income Tax Expense. The variance was primarily due to a decrease in pretax income and a favorable prior-period adjustment for depreciation and other property, plant and equipment, which lowered the effective tax rate to 26.9 percent for the three months ended March 31, 2016, from 36.7 percent for the three months ended March 31, 2015.
Discontinued Operations, Net of Tax. The variance was primarily driven by the Disposal Group's operating results in 2015.
Matters Impacting Future Results
An order from regulatory authorities disallowing recovery of costs related to closure of ash basins could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows. See Notes 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 9 in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015, "Asset Retirement Obligations," for additional information.
Beckjord, a facility retired during 2014, is not subject to the recently enacted EPA rule related to the disposal of CCR from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with on-site storage of coal ash at the facility, the costs could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows.

PART I

DUKE ENERGY INDIANA
Management’s Discussion and Analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes for the three months ended March 31, 2016 and 2015 and the Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations

	Three Months Ended March 31,
(in millions)	2016	2015	Variance
Operating Revenues	$714	$788	$(74)
Operating Expenses	538	578	(40)
Operating Income	176	210	(34)
Other Income and Expenses, net	4	5	(1)
Interest Expense	44	45	(1)
Income Before Income Taxes	136	170	(34)
Income Tax Expense	41	62	(21)
Net Income	$95	$108	$(13)
The following table shows the percent changes in GWh sales and average number of customers. The below percentages for retail customer classes represent billed sales only. Total sales includes billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers. Amounts are not weather-normalized.

(Decrease) increase over prior year	2016
Residential sales	(13.7)%
General service sales	(4.2)%
Industrial sales	0.6%
Wholesale power sales	97.7%
Total sales	7.6%
Average number of customers	0.7%
Three Months Ended March 31, 2016 as Compared to March 31, 2015
Operating Revenues. The variance was driven primarily by:

•	a $56 million decrease in fuel revenues (including emission allowances) primarily due to a decrease in fuel prices and lower sales volumes; and

•	a $17 million decrease in electric sales (net of fuel revenue) to retail customers due to milder weather conditions compared to the extremely cold weather in the prior year.
Operating Expenses. The variance was driven primarily by:

•	a $66 million decrease in fuel used in electric generation and purchased power primarily due to lower sales volumes and lower fuel prices; and

•	a $19 million decrease in operations and maintenance expenses due to a decrease in outage work at generation plants.
Partially offset by:

•	a $24 million increase in property and other taxes, primarily driven by higher sales and use tax due to the partial reversal in 2015 of a tax reserve upon settlement of the matter; and

•
a $21 million increase in depreciation and amortization expenses primarily due to a higher amount of property, plant and equipment in service and increased amortization of asset retirement costs related to wholesale customers.

Income Tax Expense. The variance was primarily due to a decrease in pretax income and a favorable prior-period adjustment for depreciation and other property, plant and equipment, which lowered the effective tax rate to 30.2 percent for the three months ended March 31, 2016, from 36.6 percent for the three months ended March 31, 2015.
Matters Impacting Future Results
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

PART I

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
In March 2016, Duke Energy Indiana entered into a settlement agreement related to a grid infrastructure improvement plan filed with the IURC. As part of the settlement, Duke Energy Indiana agreed to defer depreciation and other post-in-service carrying costs related to a planned automated metering infrastructure (AMI) project until the next retail base rate case. Also as part of the settlement, Duke Energy Indiana agreed to withdraw its request for the creation of a regulatory asset for the remaining book value of the existing meters that would be replaced as part of the AMI project. If the settlement is approved by the IURC and Duke Energy Indiana proceeds with the AMI project, an impairment charge could be incurred for some or all of the remaining book value of the existing meters.

PART I

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Duke Energy relies primarily upon cash flows from operations, debt issuances and its existing cash and cash equivalents to fund its domestic liquidity and capital requirements. Duke Energy’s capital requirements arise primarily from capital and investment expenditures, repaying long-term debt and paying dividends to shareholders. See Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015, for a summary of primary sources and uses of cash for 2016 to 2018 and a more detailed discussion of each.
On October 24, 2015, Duke Energy entered into a Merger Agreement with Piedmont, a North Carolina corporation. Under the terms of the Merger Agreement, Duke Energy will acquire Piedmont for $4.9 billion in cash. In addition, Duke Energy will assume Piedmont's existing debt, which was approximately $2.0 billion at January 31, 2016, the end of Piedmont's most recent fiscal quarter. Duke Energy expects to finance the transaction with a combination of debt, equity issuances and other cash sources. For additional information on the Piedmont acquisition, refer to Note 2 to the Condensed Consolidated Financial Statements, “Acquisitions and Dispositions."
In March, 2016, Duke Energy marketed an equity offering of 10.6 million shares of Duke Energy common stock. In lieu of issuing equity at the time of the offering, Duke Energy entered into the Equity Forwards with Barclays. Duke Energy expects to settle the Equity Forwards on or around the closing date of the Piedmont acquisition. The net proceeds received upon settlement are expected to be used to finance a portion of the acquisition of Piedmont. For additional information regarding the Equity Forwards, see Note 13 to the Condensed Consolidated Financial Statements, "Common Stock."

The Subsidiary Registrants generally maintain minimal cash balances and use short-term borrowings to meet their working capital needs and other cash requirements. The Subsidiary Registrants, excluding Progress Energy (Parent), support their short-term borrowing needs through participation with Duke Energy and certain of its other subsidiaries in a money pool arrangement. The companies with short-term funds may provide short-term loans to affiliates participating under this arrangement.
Duke Energy and the Subsidiary Registrants, excluding Progress Energy (Parent), may also use short-term debt, including commercial paper and the money pool, as a bridge to long-term debt financings. The levels of borrowing may vary significantly over the course of the year due to the timing of long-term debt financings and the impact of fluctuations in cash flows from operations. From time to time, Duke Energy’s current liabilities may at times exceed current assets resulting from the use of short-term debt as a funding source to meet scheduled maturities of long-term debt, as well as cash needs, which can fluctuate due to the seasonality of its business.
CREDIT FACILITIES AND REGISTRATION STATEMENTS
Master Credit Facility Summary
Duke Energy has a Master Credit Facility with a capacity of $7.5 billion through January 2020. The Duke Energy Registrants, excluding Progress Energy (Parent), have borrowing capacity under the Master Credit Facility up to a specified sublimit for each borrower. Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. The amount available under the Master Credit Facility has been reduced to backstop issuances of commercial paper, certain letters of credit and variable-rate demand tax-exempt bonds that may be put to the Duke Energy Registrants at the option of the holder. Duke Energy Carolinas and Duke Energy Progress are also required to each maintain $250 million of available capacity under the Master Credit Facility as security to meet obligations under plea agreements reached with the U.S. Department of Justice in 2015 related to violations at North Carolina facilities with ash basins. The table below includes the current borrowing sublimits and available capacity under the Master Credit Facility.

	March 31, 2016
		Duke	Duke	Duke	Duke	Duke	Duke
	Duke	Energy	Energy	Energy	Energy	Energy	Energy
(in millions)	Energy	(Parent)	Carolinas	Progress	Florida	Ohio	Indiana
Facility size(a)	$7,500	$3,475	$800	$1,000	$1,200	$425	$600
Reduction to backstop issuances
Commercial paper(b)	(2,980)	(1,816)	(300)	(205)	(480)	(29)	(150)
Outstanding letters of credit	(79)	(72)	(4)	(2)	(1)	—	—
Tax-exempt bonds	(116)	—	(35)	—	—	—	(81)
Coal ash set-aside	(500)	—	(250)	(250)	—	—	—
Available capacity	$3,825	$1,587	$211	$543	$719	$396	$369

(a)	Represents the sublimit of each borrower.

(b)
Duke Energy issued $625 million of commercial paper and loaned the proceeds through the money pool to Duke Energy Carolinas, Duke Energy Progress, Duke Energy Ohio and Duke Energy Indiana. The balances are classified as Long-Term Debt Payable to Affiliated Companies in the Condensed Consolidated Balance Sheets.

Piedmont Bridge Facility
In connection with the Merger Agreement with Piedmont, Duke Energy entered into a $4.9 billion senior unsecured Bridge Facility with Barclays. The Bridge Facility, if drawn upon, may be used (i) to fund the cash consideration for the transaction and (ii) to pay certain fees and expenses in connection with the transaction. In November 2015, Barclays syndicated its commitment under the Bridge Facility to a broader group of lenders. Duke Energy does not expect to draw upon the Bridge Facility. The amount of the Bridge Facility is reduced by any financings related to the Piedmont acquisition entered into by Duke Energy, and has accordingly been reduced to $4.2 billion as a result of the Equity Forwards described above.

PART I

Short-Term Loan Facility
On April 7, 2016, Duke Energy Corporation borrowed $500 million under a delayed-draw term loan facility (Term Loan) arranged on February 22, 2016. The Term Loan borrowing is due on or before August 19, 2016 and will bear interest at 30-day London Interbank Offered Rate (LIBOR) plus 75 basis points. The Term Loan is pre-payable at par and the terms are generally consistent with those governing the Master Credit Facility.
Shelf Registration
In September 2013, Duke Energy filed a Form S-3 with the Securities and Exchange Commission (SEC). Under this Form S-3, which is uncapped, the Duke Energy Registrants, excluding Progress Energy, may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy. Duke Energy will file a new Form S-3 to be effective prior to the expiration of the current registration statement in September 2016.
DEBT MATURITIES
The following table shows the significant components of Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. The Duke Energy Registrants currently anticipate satisfying these obligations with cash on hand and proceeds from additional borrowings.

(in millions)	Maturity Date	Interest Rate	March 31, 2016
Unsecured Debt
Duke Energy Indiana	June 2016	6.05%	$325
Duke Energy (Parent)	November 2016	2.15%	500
First Mortgage Bonds
Duke Energy Indiana	July 2016	0.937%	150
Duke Energy Carolinas	December 2016	1.750%	350
Duke Energy Progress	March 2017	0.836%	250
Tax-exempt Bonds
Duke Energy Carolinas	February 2017	3.600%	77
Duke Energy Ohio(a)	August 2027	1.266%	50
Other			373
Current maturities of long-term debt			$2,075

(a)	Represents Duke Energy Kentucky's bonds with a mandatory put in December 2016.
CASH FLOWS FROM OPERATING ACTIVITIES
The relatively stable operating cash flows of Regulated Utilities compose a substantial portion of Duke Energy’s cash flows from operations. Regulated Utilities’ cash flows from operations are primarily driven by sales of electricity and natural gas and costs of operations. Weather conditions, commodity price fluctuations and unanticipated expenses, including unplanned plant outages, storms and legal costs and related settlements, can affect the timing and level of cash flows from operations.
Cash flows from operations are subject to a number of other factors, including but not limited to regulatory constraints, economic trends and market volatility (see “Item 1A. Risk Factors,” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2015, for additional information).
At March 31, 2016, Duke Energy had cash and cash equivalents of $778 million, of which $504 million is held by entities domiciled in foreign jurisdictions. In December 2014, Duke Energy declared a taxable dividend of historical foreign earnings in the form of notes payable to repatriate approximately $2.7 billion of cash held and expected to be generated by International Energy over a period of up to eight years. As of March 31, 2016, approximately $1.6 billion has been remitted.
Proceeds from the notes payable or from a successful sale of International Energy will principally be used to fund the operations and growth of its domestic businesses.
As of December 31, 2015, the Company’s intention was to indefinitely reinvest foreign earnings of International Energy earned after December 31, 2014. In February 2016, Duke Energy announced it had initiated a process to divest the International Energy business segment, excluding the investment in NMC. Accordingly, Duke Energy no longer intends to indefinitely reinvest the undistributed earnings of International Energy. The Company recorded U.S. income taxes of approximately $12 million in the first quarter of 2016 related to such earnings and will prospectively provide U.S. income taxes on future foreign earnings.
This change in the Company's intent, combined with the extension of bonus depreciation by Congress in late 2015, allows Duke Energy to more efficiently utilize foreign tax credits and reduce U.S. deferred tax liabilities associated with historic unremitted foreign earnings by approximately $95 million.

PART I

Restrictive Debt Covenants
The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The Master Credit Facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2016, each of the Duke Energy Registrants were in compliance with all covenants related to their debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.
Credit Ratings
Credit ratings are intended to provide credit lenders a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold. The Duke Energy Registrants’ credit ratings are dependent on the rating agencies’ assessments of their ability to meet their debt principal and interest obligations when they come due. If, as a result of market conditions or other factors, the Duke Energy Registrants are unable to maintain current balance sheet strength, or if earnings and cash flow outlook materially deteriorate, credit ratings could be negatively impacted.
The Duke Energy Registrants each hold credit ratings by Fitch Ratings, Inc. (Fitch), Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P). The Duke Energy Registrants' credit ratings and outlooks from Fitch, Moody's and S&P have not changed since February 2016.
Cash Flow Information
The following table summarizes Duke Energy’s cash flows.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Cash flows provided by (used in):
Operating activities	$1,664	$1,440
Investing activities	(1,758)	(1,456)
Financing activities	15	801
Net (decrease) increase in cash and cash equivalents	(79)	785
Cash and cash equivalents at beginning of period	857	2,036
Cash and cash equivalents at end of period	$778	$2,821
OPERATING CASH FLOWS
The following table summarizes key components of Duke Energy’s operating cash flows.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Net income	$699	$867
Non-cash adjustments to net income	1,060	1,241
Contributions to qualified pension plans	—	(132)
Payments for asset retirement obligations	(112)	(26)
Working capital	17	(510)
Net cash provided by operating activities	$1,664	$1,440
The variance was driven primarily due to:

•
a $527 million increase in working capital primarily due to lower current year receivables driven by more mild winter weather and timing of collections, liabilities on forward-starting interest rate swaps related to expected financing of the Piedmont acquisition and timing of property tax payments and accruals; and

•	a $132 million increase due to prior year contributions to qualified pension plans.
Partially offset by:

•
a $349 million decrease in net income after non-cash adjustments, primarily due to the 2015 earnings of the nonregulated Midwest generation business and more mild winter weather in 2016 compared to extremely cold weather in the prior year.

PART I

INVESTING CASH FLOWS
The following table summarizes key components of Duke Energy’s investing cash flows.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Capital, investment and acquisition expenditures	$(1,704)	$(1,454)
Available for sale securities, net	15	34
Proceeds from sales of other assets	1	1
Other investing items	(70)	(37)
Net cash used in investing activities	$(1,758)	$(1,456)
The variance was primarily due to:

•	a $250 million increase in capital, investment and acquisition expenditures primarily due to growth in regulated generation investments, natural gas infrastructure and renewable energy projects.
FINANCING CASH FLOWS
The following table summarizes key components of Duke Energy’s financing cash flows.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Issuance of common stock related to employee benefit plans	$7	$15
Issuances of long-term debt, net	751	94
Notes payable and commercial paper	(158)	1,271
Dividends paid	(570)	(564)
Other financing items	(15)	(15)
Net cash provided by financing activities	$15	$801
The variance was due primarily to:

•
a $1,429 million decrease in proceeds from net issuances of notes payable and commercial paper, primarily due to prior year financing with short-term debt in anticipation of the 2015 receipt of proceeds from the sale of the nonregulated Midwest generation business.

Partially offset by:

•	a $657 million increase in proceeds from net issuances of long-term debt, primarily due to the timing of issuances and redemptions across years.
Summary of Significant Debt Issuances
The following table summarizes significant debt issuances (in millions).

			Three Months Ended
			March 31, 2016
				Duke
	Maturity	Interest	Duke	Energy
Issuance Date	Date	Rate	Energy	Carolinas
First Mortgage Bonds
March 2016(a)	March 2023	2.500%	$500	$500
March 2016(a)	March 2046	3.875%	500	500
Total issuances			$1,000	$1,000

(a)	Proceeds will be used to fund capital expenditures for ongoing construction, capital maintenance and for general corporate purposes.

In April 2016, Duke Energy issued $350 million principal amount of senior unsecured notes with a fixed interest rate of 2.875% and maturity of April 2023. Proceeds will be used to pay down outstanding commercial paper and for general corporate purposes.

PART I

OTHER MATTERS
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
The following sections outline various proposed and recently enacted regulations that may impact the Duke Energy Registrants. Refer to Note 4 to the Condensed Consolidated Financial Statements, "Regulatory Matters," for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.
Coal Combustion Residuals
On April 17, 2015, the EPA published in the Federal Register a rule to regulate the disposal of CCR from electric utilities as solid waste. The federal regulation, which became effective in October 2015, classifies CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows for beneficial use of CCR with some restrictions. The regulation applies to all new and existing landfills, new and existing surface impoundments receiving CCR and existing surface impoundments that are no longer receiving CCR but contain liquid located at stations currently generating electricity (regardless of fuel source). The rule establishes requirements regarding landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to ensure the safe disposal and management of CCR. Various industry and environmental parties have appealed the EPA's CCR rule in the D.C. Circuit Court of Appeals. On April 18, 2016, the EPA filed a motion with the federal court to settle five issues raised in litigation. The Duke Energy Registrants cannot predict the court's response to the proposed settlement, but would not expect a material impact from the settlement if approved as proposed by the EPA. Duke Energy is reviewing the proposed settlement to determine if additional asset retirement obligation adjustments will be required.
In addition to the requirements of the federal CCR regulation, CCR landfills and surface impoundments will continue to be independently regulated by most states. As a result of the EPA rule, the Subsidiary Registrants recorded asset retirement obligation amounts during 2015. Cost recovery for future expenditures will be pursued through the normal ratemaking process with federal and state utility commissions and via wholesale contracts, which permit recovery of necessary and prudently incurred costs associated with Duke Energy’s regulated operations. For more information, see Note 9, "Asset Retirement Obligations," in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
Beckjord, a facility retired during 2014, is not subject to the recently enacted EPA rule related to the disposal of CCR from electric utilities. However, if costs are incurred as a result of environmental regulations or to mitigate risk associated with on-site storage of coal ash at the facility, the costs could have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows. Costs incurred by Ohio Valley Electric Corporation (OVEC) related to environmental regulations could also have an adverse impact on Duke Energy Ohio's financial position, results of operations and cash flows.
Coal Ash Management Act of 2014
On September 20, 2014, the North Carolina Coal Ash Management Act of 2014 (Coal Ash Act) became law and was amended on June 24, 2015, by the North Carolina Mountain Energy Act. The Coal Ash Act, as amended, established requirements regarding the use and closure of existing ash impoundments, the disposal of ash at active coal plants and the handling of surface and groundwater impacts from ash basins in North Carolina. The Coal Ash Act, as amended, deemed eight ash impoundments at four facilities to be high priority and requires closure no later than August 1, 2019, with a potential extension for closure of the Asheville impoundment until 2022. The Coal Ash Act requires state regulators to provide risk ranking classifications for the remaining 25 ash impoundments at 10 North Carolina facilities. The method and timing of closure of these ash impoundments will be determined by the specific risk classifications, with closure no later than December 31, 2029.
Other than the high priority sites specifically delineated by the Coal Ash Act, the NCDEQ has issued preliminary draft risk rankings. These risk rankings were generally determined based on three primary criteria: structural integrity of impoundments and impact to both surface and groundwaters. NCDEQ categorized 12 basins at four sites as intermediate risk and four basins at three plants as low risk. NCDEQ also categorized nine basins at six plants as "low-to-intermediate" risk, thereby not assigning a definitive risk ranking at that time. The risk rankings of these sites will be based upon receipt of additional data primarily related to groundwater quality and the completion of specific modifications and repairs to the impoundments. NCDEQ is expected to finalize proposed classifications in May 2016 based on results of the public comment period which ended in April 2016. Duke Energy cannot predict the final classifications.
Per the Coal Ash Act, final proposed classifications are subject to Coal Ash Management Commission (Coal Ash Commission) adjustments and approval, but may become law if the Commission fails to act within 60 days of receiving the final proposed classifications. In March 2016, the Coal Ash Commission originally created by the Coal Ash Act was disbanded by the Governor of North Carolina based on a North Carolina Supreme Court ruling regarding the constitutionality of the body. As a result, the finality of NCDEQ's classifications may be subject to challenge.
Estimated asset retirement obligations have been recognized based on the assigned risk categories or, if not assigned, based on a probability weighting of potential closure methods. Actual closure costs incurred could be materially different from current estimates that form the basis of the recorded asset retirement obligations.

PART I

Mercury and Air Toxics Standards
The final Mercury and Air Toxics Standards (MATS) rule was issued on February 16, 2012. The rule established emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The rule required sources to comply with emission limits by April 16, 2015, or by April 16, 2016 with approved extension. Strategies to achieve compliance included installation of new air emission control equipment, development of monitoring processes, fuel switching and acceleration of retirement for some coal-fired electric-generation units. All of Duke Energy's coal-fired units are in compliance with the emission limits, work practices standards and other requirements of the MATS rule. For additional information, refer to Note 4 of the Condensed Consolidated Financial Statements, “Regulatory Matters,” regarding potential plant retirements.
In April 2014, several petitions for review of the final rule were denied by the U.S. Court of Appeals for the District of Columbia (D.C. Circuit Court). On November 25, 2014, the U.S. Supreme Court (Supreme Court) granted a petition for review based on the issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate and necessary to regulate hazardous air pollutants from coal-fired and oil-fired steam electric generating units. In June 2015, the Supreme Court reversed the D.C. Circuit Court's decision and remanded the case to the D.C. Circuit Court for further proceedings, finding that the EPA erred in refusing to consider costs when deciding whether it was appropriate and necessary to regulate emissions of hazardous air pollutants from steam electric generating units. In December 2015, the D.C. Circuit Court granted the EPA's request to keep the rule in effect while the agency completes the rulemaking in response to the Supreme Court's ruling. On April 15, 2016, the EPA finalized a supplemental finding that the regulation is appropriate based on available information and with consideration of cost. The finding results in no changes to the current MATS regulatory requirements.
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
Steam Electric Effluent Limitations Guidelines
On January 4, 2016, the final Steam Electric Effluent Limitations Guidelines (ELG) rule became effective. The rule establishes new requirements for wastewater streams associated with steam electric power generation and includes more stringent controls for any new coal plants that may be built in the future. Affected facilities must comply between 2018 and 2023, depending on timing of new Clean Water Act (CWA) permits. Most, if not all, of the steam electric generating facilities the Duke Energy Registrants own are likely affected sources. The Duke Energy Registrants are well positioned to meet the majority of the requirements of the rule due to current efforts to convert to dry ash handling. Petitions challenging the rule have been filed by several groups. On March 16, 2015, Duke Energy Indiana filed its own legal challenge to the rule with the Seventh Circuit Court of Appeals specific to the ELG for wastewater associated rule focused on the limits imposed on integrated gas combined-cycle facilities. All challenges to the rule have been consolidated in the Fifth Circuit Court of Appeals. It is unknown at this time when the courts will rule on the petitions.
Estimated Cost and Impacts of Rulemakings
Duke Energy will incur capital expenditures to comply with the environmental regulations and rules discussed above. The following table provides five-year estimated costs, excluding Allowance for Funds Used During Construction (AFUDC), of new control equipment that may need to be installed on existing power plants primarily to comply with the Coal Ash Act requirements for conversion to dry disposal of bottom ash and fly ash, MATS, CWA 316(b) and ELGs, through December 31, 2020. The table excludes ash basin closure costs recorded as Asset retirement obligations on the Condensed Consolidated Balance Sheets. For more information related to asset retirement obligations, see Note 9 in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.

(in millions)	Estimated Cost
Duke Energy	$1,350
Duke Energy Carolinas	625
Progress Energy	350
Duke Energy Progress	300
Duke Energy Florida	50
Duke Energy Ohio	100
Duke Energy Indiana	275
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

PART I

On August 21, 2012, the D.C. Circuit Court vacated the CSAPR. The court also directed the EPA to continue administering the Clean Air Interstate Rule (CAIR), which required additional reductions in SO2 and NOX emissions beginning in 2015. On April 29, 2014, the Supreme Court reversed the D.C. Circuit Court’s decision, finding that with CSAPR the EPA reasonably interpreted the good neighbor provision of the CAA. The case was remanded to the D.C. Circuit Court for further proceedings consistent with the Supreme Court’s opinion. On October 23, 2014, the D.C. Circuit Court lifted the CSAPR stay, which allowed Phase 1 of the rule to take effect on January 1, 2015, terminating the CAIR. Where the CSAPR requirements are constraining, actions to meet the requirements could include purchasing emission allowances, power purchases, curtailing generation and utilizing low sulfur fuel. The CSAPR did not result in Duke Energy Registrants adding new emission controls.
Additional legal challenges to the CSAPR filed in 2012, not addressed by the D.C. Circuit Court decision to vacate the CSAPR, are still ongoing. Oral arguments were held February 25, 2015. On July 28, 2015, the court issued decisions finding certain Phase 1 and 2 emissions budgets invalid, which impact South Carolina, North Carolina and Florida. The court remanded the CSAPR to the EPA for reconsideration of the budgets in question. On December 3, 2015, the EPA proposed a rule to lower the current CSAPR Phase 2 state ozone season NOX emission budgets for 23 Eastern states, including North Carolina, Ohio, Kentucky and Indiana. The EPA also proposed to eliminate the CSAPR Phase 2 ozone season state NOX budgets for Florida and South Carolina. The EPA proposed that these changes to state budgets take effect on May 1, 2017. The EPA has indicated that it plans to finalize a rule during the summer of 2016. The EPA's proposed changes would impose requirements to achieve emission reduction targets within short timelines and could result in an impact on the emission allowance trading market, increase costs for customers, and hamper the ability to demonstrate compliance. Duke Energy Registrants cannot predict the outcome of these proceedings.
Carbon Pollution Standards for New, Modified and Reconstructed Power Plants
On October 23, 2015, the EPA published a final rule in the Federal Register establishing carbon dioxide (CO2) emissions limits for new, modified and reconstructed power plants. The requirements for new plants do not apply to any facility that Duke Energy currently has in operation, but would apply to plants that commenced construction after January 8, 2014. The EPA set an emissions standard for coal units of 1,400 pounds which would require the application of partial carbon capture and storage (CCS) technology for a coal unit to be able to meet the limit. Utility-scale CCS is not currently a demonstrated and commercially available technology for coal-fired electric generating units, and therefore the final standard effectively prevents the development of new coal-fired generation. The EPA set a final standard of 1,000 pounds of CO2 per gross MWh for new natural gas combined-cycle units. Petitions challenging the rule have been filed by several groups. Briefing in the case is scheduled to conclude on October 21, 2016. Oral arguments have not been scheduled. It is unknown at this time when the courts will rule on the petitions. The Duke Energy Registrants do not expect the impacts of the final standards will be material to Duke Energy's financial position, results of operations or cash flows.
Clean Power Plan (CPP)
On October 23, 2015, the EPA published in the Federal Register the final CPP rule that regulates CO2 emissions from existing fossil fuel-fired electric generating units. The CPP establishes CO2 emission rates and mass cap goals that apply to existing fossil fuel-fired electric generation units. Under the CPP, states are required to develop and submit a final compliance plan, or an initial plan with an extension request, to the EPA by September 6, 2016. States that receive an extension must submit a final completed plan to the EPA by September 6, 2018. The EPA intends to review and approve or disapprove state plans within 12 months of receipt. The CPP does not directly impose regulatory requirements on the Duke Energy Registrants. State implementation plans will include the regulatory requirements that will apply to the Duke Energy Registrants. The EPA also published a proposed federal plan for public comment. A federal plan would be applied to states that fail to submit a plan to EPA or where a state plan is not approved by the EPA. Comments on the proposed federal plan were due by January 21, 2016.
Legal challenges to the final CPP have been filed by stakeholders. On January 21, 2016, the U.S. Court of Appeals for the District of Columbia denied motions from petitioners to stay the CPP pending court review. The court did grant petitioner requests for expedited briefing in the case. Oral arguments are scheduled for June 2, 2016. The court ordered that final briefs in the case be filed by April 22, 2016. On February 9, 2016, the Supreme Court granted a stay in the matter, halting implementation of the CPP until legal challenges are resolved. The states in which Duke Energy's regulated operations are located have suspended work on the CPP in response to the stay.
Compliance with CPP could cause the industry to replace coal generation with natural gas and renewables. Costs to operate coal-fired generation plants continue to grow due to increasing environmental compliance requirements, including ash management costs unrelated to CPP, which may result in the retirement of coal-fired generation plants earlier than the current useful lives. If the CPP is ultimately upheld by the courts and implementation goes forward, the Duke Energy Registrants could incur increased fuel, purchased power, operation and maintenance and other costs for replacement generation as a result of this rule. Due to the uncertainties related to the implementation of the CPP, the Duke Energy Registrants cannot predict the outcome of these matters.
Global Climate Change
For other information on global climate change and the potential impacts on Duke Energy, see “Other Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
Nuclear Matters
For other information on nuclear matters and the potential impacts on Duke Energy, see “Other Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
New Accounting Standards
See Note 1 to the Condensed Consolidated Financial Statements, “Organization and Basis of Presentation,” for a discussion of the impact of new accounting standards.

PART I

Off-Balance Sheet Arrangements
During the three months ended March 31, 2016, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
Contractual Obligations
Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. During the three months ended March 31, 2016, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
Subsequent Events
See Note 17 to the Condensed Consolidated Financial Statements, “Subsequent Events,” for a discussion of subsequent events.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2016, there were no material changes to Duke Energy’s disclosures about market risk. For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2016, and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, including regulatory and environmental matters, that became reportable events or in which there were material developments in the first quarter of 2016, see Note 4, "Regulatory Matters," and Note 5, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements.
MTBE Litigation
On June 29, 2007, the New Jersey Department of Environmental Protection (NJDEP) filed suit against, among others, Duke Energy Merchants (DEM), alleging contamination of “waters of the state” by MTBE from leaking gasoline storage tanks. MTBE is a gasoline additive intended to increase the oxygen level in gasoline and make it burn cleaner. The case was moved to federal court and consolidated in an existing multidistrict litigation docket of pending MTBE cases. DEM and NJDEP have reached an agreement in principle to settle the case for a payment by DEM of $1.7 million. On February 19, 2016, the Court approved a Consent Decree executed by the parties which settles the case. Payment was made in February 2016. The case was dismissed by the Court on April 29, 2016. DEM is also a defendant in a similar case filed by the Commonwealth of Pennsylvania on June 19, 2014. That case has been moved to the consolidated multidistrict proceeding. Discovery in this case continues.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in the Duke Energy Registrants’ Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Duke Energy Registrants’ financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
There were no issuer purchases of equity securities during the first quarter of 2016.

PART II

ITEM 6. EXHIBITS
Exhibits filed herein are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**). The Company agrees to furnish upon request to the Commission a copy of any omitted schedules or exhibits upon request on all items designated by a triple asterisk (***).

			Duke		Duke	Duke	Duke	Duke
Exhibit		Duke	Energy	Progress	Energy	Energy	Energy	Energy
Number		Energy	Carolinas	Energy	Progress	Florida	Ohio	Indiana
*4.1
Thirteenth Supplemental Indenture, dated as of April 18, 2016, to the indenture, dated as of June 3, 2008, between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee.

X
*4.2
Sixty-seventh Supplemental Indenture, dated as of January 1, 2016, between Duke Energy Indiana, Inc. and Deutsche Bank National Trust Company, as Trustee, supplementing and amending the Indenture of Mortgage or Deed of Trust, dated September 1, 1939, between Duke Energy Indiana, Inc. and Deutsche Bank National Trust Company, as Trustee.
X
4.3	Ninety-seventh Supplemental Indenture, dated as of March 11, 2016 (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed on March 11, 2016, File No. 1-04928).		X
10.1
Confirmation of Forward Sale Transaction, dated as of March 1, 2016, between Duke Energy Corporation and Barclays Capital Inc. (incorporated by referenced to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on March 7, 2016, File No. 1-32853).
X
10.2
Additional Confirmation of Forward Sale Transaction, dated as of March 2, 2016, between Duke Energy Corporation and Barclays Capital Inc. (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on March 7, 2016, File No. 1-32853).
X
*12	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY CORPORATION.	X
*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.1.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.1.6	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.1.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

PART II

*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.2.5	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
*31.2.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
*31.2.7	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.							X
*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.1.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.1.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.1.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.2.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
*32.2.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
*32.2.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.							X
*101.INS	XBRL Instance Document.	X	X	X	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document.	X	X	X	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X	X	X	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document.	X	X	X	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X	X	X	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document.	X	X	X	X	X	X	X
The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the SEC, to furnish copies of any or all of such instruments to it.

PART II

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC PROGRESS ENERGY, INC. DUKE ENERGY PROGRESS, LLC DUKE ENERGY FLORIDA, LLC DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, LLC

Date:	May 4, 2016	/s/ STEVEN K. YOUNG
Steven K. Young Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2016	/s/ BRIAN D. SAVOY
Brian D. Savoy Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)